Form 10QSB
period 2002-06-30
NICOLET BANKSHARES INC
filed 2002-08-14
CIK 1174850

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from           to
                                            ---------    ---------

                       Commission File Number:   333-90052

                            Nicolet Bankshares, Inc.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

     Wisconsin                                                 47-0871001
     --------------------------------------------------------------------
     (State of Incorporation)        (I.R.S. Employer Identification No.)

     110 South Washington Street
     Green Bay, Wisconsin                                           54301
     --------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)


                                  920-430-1400
                                  ------------
                               (Telephone Number)



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $.01 per share: 1,845,987 shares outstanding as of August 13, 2002.

           Transitional small business disclosure format (check one):

                                   YES     NO  XX
                                       --      --

                               NICOLET BANKSHARES, INC.


  INDEX
                                                                                    Page No.
                                                                                    --------
PART I     FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets (unaudited) at June 30, 2002                        3

           Consolidated Statements of Operations (unaudited) for the Three Months
             and Six Months Ended June 30, 2002 and 2001                                   4

           Consolidated Statements of Cash Flows (unaudited) for the Six
             Months Ended June 30, 2002 and 2001                                           5

           Notes to Consolidated Financial Statements (unaudited)                          6

  Item 2.  Management's Discussion and Analysis of Financial Condition or
           Plan of Operations                                                              7

PART II.   OTHER INFORMATION

  Item 1.   Legal Proceedings                                                              8

  Item 2.   Changes in Securities and Use of Proceeds                                      8

  Item 3.   Defaults Upon Senior Securities                                                8

  Item 4.   Submission of Matters to a Vote of Security Holders                            8

  Item 5.   Other Information                                                              9

  Item 6.   Exhibits and Reports on Form 8-K                                               9



     This form 10-QSB contains forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that may cause these differences include, but are not limited to, unexpected changes in the interest rate environment and competitive, economic, legislative and regulatory conditions.

     Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Form 10-QSB. Nicolet undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents Nicolet files from time to time with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                                NICOLET BANKSHARES, INC.

                               Consolidated Balance Sheets

                           June 30, 2002 and December 31, 2001


                                         Assets
                                         ------



                                                      June 30, 2002
                                                       (unaudited)    December 31, 2001
                                                     ---------------  ------------------
Cash and due from banks                              $    4,380,241           3,570,863
Interest bearing deposits                                 1,608,085                   -
Federal funds sold                                        9,460,000          12,431,000
                                                     ---------------  ------------------

    Cash and cash equivalents                            15,448,326          18,501,863

Investment securities available for sale                 16,382,152          22,984,390
Other investments                                           811,871             805,000
Loans held for sale                                         444,800           2,207,650
Loans, net                                              166,030,837         122,660,224
Premises and equipment, net                               2,435,408           2,359,641
Cash surrender value of life insurance                    3,710,225                   -
Accrued interest receivable and other assets              3,111,797           2,093,636
                                                     ---------------  ------------------

                                                     $  208,375,416         171,612,404
                                                     ===============  ==================

                         Liabilities and Stockholders' Equity
                         ------------------------------------

Liabilities:
    Deposits:
        Noninterest-bearing                          $   14,538,873          10,559,041
        Interest-bearing                                172,195,420         139,507,154
                                                     ---------------  ------------------

        Total deposits                                  186,734,293         150,066,195

    Repurchase agreements                                 3,459,217           3,678,779
    Accrued interest payable and other liabilities          823,480             567,731
                                                     ---------------  ------------------

        Total liabilities                               191,016,990         154,312,705
                                                     ---------------  ------------------

Shareholders' equity:
    Common stock, $.01 par value; authorized
          30,000,000 shares; issued and outstanding
          1,845,987 shares                                   18,460              18,460
    Additional paid-in capital                           18,441,410          18,441,410
    Accumulated deficit                                  (1,189,696)         (1,111,989)
    Accumulated other comprehensive income                   88,252             (48,182)
                                                     ---------------  ------------------

        Total shareholders' equity                       17,358,426          17,299,699
                                                     ---------------  ------------------

                                                     $  208,375,416         171,612,404
                                                     ===============  ==================


See accompanying notes to consolidated financial statements.

                                        NICOLET BANKSHARES, INC.

                                  Consolidated Statements of Operations

                    For the Three Months and Six Months Ended June 30, 2002 and 2001
                                               (Unaudited)


                                          Three Months     Three Months     Six Months      Six Months
                                              Ended           Ended           Ended           Ended
                                          June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                                         ---------------  --------------  --------------  --------------
Interest income:
  Loans                                  $    2,599,430       1,589,705       4,827,562       2,527,195
  Investment securities                         204,144         173,566         439,514         318,409
  Federal funds sold                              9,928         107,798          44,431         249,247
                                         ---------------  --------------  --------------  --------------
    Total interest income                     2,813,502       1,871,069       5,311,507       3,094,851
                                         ---------------  --------------  --------------  --------------
Interest expense:
  Deposits                                    1,596,692       1,021,340       3,131,219       1,657,553
  Federal Funds purchased                        18,906               -          18,906               -
  Repurchase agreements                          21,808           5,362          50,878           6,692
                                         ---------------  --------------  --------------  --------------
  Total interest expense                      1,637,406       1,026,702       3,201,003       1,664,245
                                         ---------------  --------------  --------------  --------------
    Net interest income                       1,176,096         844,367       2,110,504       1,430,606
Provision for loan losses                       300,000         250,000         513,250         510,000
                                         ---------------  --------------  --------------  --------------
  Net interest income after provision
    for loan losses                             876,096         594,367       1,597,254         920,606
                                         ---------------  --------------  --------------  --------------
Other income:
  Service charges on deposit accounts            54,458          17,758          98,123          22,062
  Trust fee income                               90,916               -         160,714               -
  Mortgage origination fees                      76,637          56,986         196,996         115,707
  Securities gains                               19,039               -           8,528               -
  Other operating income                         76,430           5,696          98,480           7,370
                                         ---------------  --------------  --------------  --------------
    Total other income                          317,480          80,440         562,841         145,139
                                         ---------------  --------------  --------------  --------------
Other expense:
  Salaries and other personnel expense          638,856         414,791       1,241,314         753,993
  Net occupancy and equipment expense           131,893         163,226         259,697         285,589
  Other operating expense                       393,962         263,236         783,354         404,141
                                         ---------------  --------------  --------------  --------------
    Total other expense                       1,164,711         841,253       2,284,365       1,443,723
                                         ---------------  --------------  --------------  --------------
Earnings (loss) before income taxes              28,865        (166,446)       (124,270)       (377,978)
Income tax benefit/(expense)                    (12,001)              -          46,563               -
                                         ---------------  --------------  --------------  --------------

    Net income (loss)                    $       16,864        (166,446)        (77,707)       (377,978)
                                         ===============  ==============  ==============  ==============
Loss per common share based on average
   outstanding shares of 1,845,987 in
    2002 and 2001:                       $          .01            (.09)           (.04)           (.20)
                                         ===============  ==============  ==============  ==============


See accompanying notes to consolidated financial statements.

                                   NICOLET  BANKSHARES, INC.
                             Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30, 2002 and 2001
                                          (Unaudited)


                                                                June 30, 2002   June 30, 2001
                                                               ---------------  --------------
Cash flows from operating activities:
  Net loss                                                            (77,707)       (377,978)
    Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
      Provision for loan losses                                       513,250         510,000
      Depreciation, amortization and accretion                        285,296         114,976
      Securities gains                                                 (8,528)              -
    Change in:
      Loans held for sale                                           1,762,850               -
      Accrued interest receivable and other assets                 (1,109,118)       (731,984)
      Accrued interest payable and other liabilities                  255,749         317,326
                                                               ---------------  --------------

        Net cash provided (used) by operating activities            1,621,792        (167,660)
                                                               ---------------  --------------

Cash flows from investing activities:
  Proceeds from calls, maturities and paydowns
        of investment securities available for sale                10,749,627       2,000,000
    Purchases of investment securities available for sale          (4,003,991)     (7,811,706)
  Change in loans                                                 (43,883,863)    (70,629,320)
  Purchase of cash surrender value life insurance                  (3,710,225)              -
  Purchases of premises and equipment                                (275,413)       (478,956)
                                                               ---------------  --------------

        Net cash provided (used) by investing activities          (41,123,865)    (76,919,982)
                                                               ---------------  --------------

Cash flows from financing activities:
  Net change in deposits                                           36,668,098      74,236,042
  Net change in repurchase agreements                                (219,562)              -
                                                               ---------------  --------------

        Net cash provided by financing activities                  36,448,536      74,236,042
                                                               ---------------  --------------

Net increase (decrease) in cash and cash equivalents               (3,053,537)     (2,851,600)

Cash and cash equivalents at beginning of the period               18,501,863      11,879,709
                                                               ---------------  --------------

Cash and cash equivalents at end of period                     $   15,448,326       9,028,109
                                                               ===============  ==============

Supplemental schedule of noncash investing activities:
  Change in unrealized gain on securities available for sale,  $      136,434          27,931
     net of tax

Supplemental disclosure of cash flow information:
  Interest paid                                                $    2,876,141       1,420,469


See accompanying notes to consolidated financial statements.

                            NICOLET BANKSHARES, INC.
                          Notes to Financial Statements
                                   (Unaudited)


(1)  Nature  of  Operations
     ----------------------
     Nicolet Bankshares, Inc. was incorporated on April 5, 2000. Effective June 6, 2002, Nicolet Bankshares received approval to become a one-bank holding company owning 100% of the stock of Nicolet National Bank.

     Nicolet National Bank opened for business on October 31, 2000, and prior to that date activities of the entity were devoted solely to securing banking facilities, raising capital and procuring management and other personnel. Nicolet National Bank is a community oriented commercial bank with its emphasis on commercial banking. Nicolet National Bank operates out of its main office in Brown County, Wisconsin in the downtown area of Green Bay, and has a branch facility in Marinette, Wisconsin.

(2)  Principles  of  Consolidation
     -----------------------------
     The consolidated financial statements include the accounts of Nicolet Bankshares, Inc. and its wholly owned subsidiary, Nicolet National Bank (collectively called "Nicolet"). All significant intercompany balances and transactions have been eliminated in consolidation.

(3)  Basis  of  Presentation
     -----------------------
     The accounting principles followed by Nicolet and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2001 as filed with the Office of the Comptroller of the Currency.

(4)  Corporate  Reorganization
     -------------------------
     As of June 6, 2002, Nicolet Bankshares, Inc. received regulatory approval and effected a corporate reorganization whereby the shareholders of Nicolet National Bank became shareholders of Nicolet Bankshares, Inc. by exchanging their current Nicolet National Bank shares for Nicolet Bankshares, Inc. shares on a one for one basis.

     The transaction has been accounted for as a corporate reorganization by entities under common control, whereby Nicolet Bankshares, Inc. has been capitalized as of the effective date of the reorganization based on the historical financial statements of Nicolet National Bank. Therefore, the financial statements of Nicolet Bankshares, Inc. have been restated by taking Nicolet National Bank's December 31, 2001 financial statements and reclassifying certain components of stockholders' equity based on the change in par value from $5 per share to $.01 per share.

Item  2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                PLAN OF OPERATION


CRITICAL  ACCOUNTING  POLICIES

     The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates that, in the case of the determination of our allowance for loan losses and the recognition of our deferred income tax assets, have been critical to the determination of our financial position, results of operations and cash flows.

Allowance  for  Loan  Losses

     Management's judgment in determining the adequacy of the allowance for loan losses is based on evaluations of the collectibility of loans in the portfolio. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower's ability to pay, overall portfolio quality, and reviews of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in eight different categories. Grades five, six and seven, which represent criticized or classified loans (loans with greater risk of loss potential), are assigned allocations of loss based on published regulatory guidelines. These loans are inadequately protected by the current net worth or paying capacity of the borrower or the collateral pledged. Loans classified in this manner have well-defined weaknesses that jeopardize liquidation of the debt. Loans graded one through four are stratified by type and allocated loss ranges based on management's perception of the inherent loss for the strata. The combination of these results are compared quarterly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.

     We use an internal loan review function to place loans into various loan grading categories, which assists in developing lists of potential problem loans. These loans are constantly monitored by the loan review function to ensure early identification of any deterioration. Our current practice is to have the reserve level reviewed by the board on a quarterly basis in compliance with regulatory requirements. In addition, any adversely rated loans will receive allocations consistent with recommended regulatory percentages. As the loan portfolio matures a more comprehensive methodology, which considers risk by loan types, will be employed.

Deferred  Income  Tax  Assets

     During the period from inception through December 31, 2001, we incurred net operating losses and, as a result, recorded deferred tax assets associated with these loss carryforwards. However, prior to the fourth quarter of 2001, we also recorded a full valuation allowance of our net deferred tax assets, and we did not recognize any income tax benefit in our statement of operations. Our judgment was based on our inability to conclude that it was more likely than not that we could be sufficiently profitable in the future to recognize these tax benefits. In the fourth quarter of 2001, this judgment changed. Based on the achievement of profitability in the Green Bay operations, the trend toward consolidated profitability and our evaluation of our recent operating results and future projections, we determined that it was more likely than not that we would realize such assets. We therefore, in that quarter, eliminated the full amount of the valuation allowance and recorded a deferred tax benefit equal to the deferred tax asset in our statement of operations. Unless our judgment changes as to the likelihood of realizing these deferred tax assets, we will continue to recognize such assets in our financial statements.

CHANGES  IN  FINANCIAL  CONDITION

     Total assets at June 30, 2002 were $208 million, representing a $36.8 million, or 21%, increase from $172 million at December 31, 2001. Deposits increased $36.7 million, or 24%, to $187 million at June 30, 2002 from $150 million at December 31, 2001. Brokered CD's totaled $119 million, or 64% of total deposits, as of June 30, 2002. Net loans increased $43 million, or 36%, to $166 million at June 30, 2002 from $123 million at December 31, 2001. We also invested $3.7 million in bank-owned life insurance during the first quarter of 2002. Although the purpose of this insurance is to provide the bank with insurance in the event of the death of a key member of the management team, we anticipate that we will realize annual income of approximately $250,000 from investment returns on these policies. Should the need arise, Nicolet could cash in the policies for liquidity purposes.

     The allowance for loan losses at June 30, 2002 totaled $1.9 million, representing 1.16% of total loans compared to the December 31, 2001 total of $1.6 million, which represented 1.25% of total loans. Non-performing loans are defined as loan greater than 90 days past due, non-accrual and restructured loans. As of June 30, 2002, non-performing loans totaled $1.7 million compared to $0 at December 31, 2001. Management attempts to maintain an allowance that is deemed adequate based on the evaluation of specific credits along with the overall condition of the portfolio.

     Cash and cash equivalents were $15.4 million, a decrease of $3.1 million from December 31, 2001, as Nicolet continued its efforts at growing the balance sheet and investing its capital and deposits in interest-earning assets.

RESULTS  OF  OPERATIONS

     Overall Year to Date. Our results for the six months ended June 30, 2002, when compared to the six months ended June 30, 2001, were highlighted by the continued growth of our earning assets which resulted in increased net interest income and growth in noninterest income. Total revenues, which is comprised of net interest income and noninterest income, for the six months ended June 30, 2002 were $2.6 million, compared to total revenues for the six months ended June 30, 2001 of $1.6 million. The provision for loan losses was $513,250 for the first six months of 2002 compared to $510,000 in the first six months of 2001, with both of these amounts attributable to the growth in loans in the current period. Noninterest expenses were $2.3 million for the six months ended June 30, 2002, compared to $1.4 million for the six months ended June 30, 2001. Net loss for the six months ended June 30, 2002 was $78,000 compared to a net loss of $378,000 for the six months ended June 30, 2001.

     Overall Current Quarter. Total revenues, which is comprised of net interest income and noninterest income, for the three months ended June 30, 2002 were $1.5 million, compared to total revenues for the three months ended June 30, 2001 of $924,000. The provision for loan losses was $300,000 for the second quarter of 2002 compared to $250,000 in the second quarter of 2001, with both of these amounts attributable to the growth in loans in the current period. Noninterest expenses were $1.2 million for the three months ended June 30, 2002, compared to $841,000 for the three months ended June 30, 2001. For the quarter ended June 30, 2002, we recorded net earnings of $17,000 compared to a net loss of $166,000 for the three months ended June 30, 2001.

     Net Interest Income. For the six months ended June 30, 2002, Nicolet reported net interest income of $2.1 million, a 50% increase over the $1.4 million reported for the period ended June 30, 2002. Nicolet's yield on earning assets was 6.04% while the cost of funding sources was 4.09%. While net interest spread was 1.95%, net interest margin, which considers the effect of non-interest bearing deposits, was 2.23%. For the six months ended June 30, 2001, the yield on earning assets was 7.88% and the cost of funding sources was 5.72%, creating a net interest spread of 2.16% and a net interest margin of 3.65%. The decrease in yields and the cost of funds was materially impacted by the decline in interest rates, particularly during the second half of 2001.

     Provision for Loan Losses. We provided $513,250 for the six months ended June 30, 2002 to the allowance for loan losses for potential problem loans, compared to $510,000 for the corresponding period in 2001. Through June 30, 2002, we experienced no charge-offs.

     Noninterest Income. Noninterest income consists predominately of service charges on deposit accounts, secondary market mortgage origination fees, trust department fees and other miscellaneous revenues and fees. Because fees from the origination of mortgage loans, as well as various other components of noninterest income, often reflect market conditions, our noninterest income may tend to have more fluctuations on a quarter to quarter basis than does net interest income, since net interest income is the result of interest income from the growth of earning assets offset by interest expense from interest-bearing liabilities.

     For the six months ended June 30, 2002, our noninterest income was $563,000, which was an increase of $418,000, or 288%, when compared to the six months ended June 30, 2001. Noninterest income comprised 21% of our total revenues (net interest income plus noninterest income) for the first six months of 2002. It is our goal to have the percentage of noninterest income to total revenues remain at this level or higher over time such that we develop and maintain more diversified fee-generating revenue streams.

     Noninterest expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the six months ended June 30, 2002, we incurred approximately $2.3 million in noninterest expenses compared to $1.4 million for the six months ended June 30, 2001. Our primary component of noninterest expense is salaries and employee benefits.

LIQUIDITY

     We must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, we keep cash on hand, maintain account balances with correspondent banks, and purchase and sell federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these maturities to meet liquidity needs. It is our policy to monitor our liquidity to meet regulatory requirements and local funding requirements. We believe our current level of liquidity is adequate to meet our needs for the foreseeable future.

     Our primary source of liquidity is a stable base of deposits. We raise deposits by providing deposit services in our market and through our network of deposit brokers, scheduled repayments on loans, and interest and maturities of our investments. All of our securities have been classified as available-for-sale. If necessary, we have the ability to sell a portion of our investment securities to manage our interest sensitivity gap or liquidity. We may also utilize cash and due from banks and federal funds sold to meet liquidity needs.

     At June 30, 2002, we had arrangements with various commercial banks for short term unsecured advances up to $18.5 million. As of June 30, 2002, we had no outstanding balances under these arrangements.

     Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and cash equivalents decreased by $3.1 million to $15.5 million during the six months ended June 30, 2002. This decrease was attributable to management's efforts to grow interest earning assets. Cash provided by operations totaled $1.6 million for the six months ended June 30, 2002 compared to $168,000 of cash used by operations in 2001. Net cash provided by financing activities for the six months ended June 30, 2002 totaled $36.4 million, which was primarily made up of $36.7 million of increased deposits. Outflows from investing activities for the six months ended June 30, 2002 totaled $41.1 million, most of which was net loan increases of $43.9 million and purchases of investment securities available-for-sale of $4.0 million.

CAPITAL

     The following tables present Nicolet's regulatory capital position at June 30, 2002:

     Risk-Based  Capital  Ratios
     ---------------------------


     Tier 1 Tangible Capital, Actual                            9.56%
     Tier 1 Tangible Capital minimum requirement                4.00%
                                                               ------

     Excess                                                     5.56%
                                                               ======

     Total Capital, Actual                                     10.63%
     Total Capital minimum requirement                          8.00%
                                                               ------

     Excess                                                     2.63%
                                                               ======

     Leverage Ratio
     --------------

     Tier 1 Tangible Capital to adjusted total assets, Actual   8.96%
     Minimum leverage requirement                               4.00%
                                                               ------

Excess                                                          4.96%
                                                               ======

                            NICOLET BANKSHARES, INC.

                           PART II.  OTHER INFORMATION


Item 1.   Legal  Proceedings
          -----------------
          There are no material pending legal proceedings to which Nicolet is a party or of which any of its property is the subject.

Item 2.   Changes  in  Securities
          -----------------------
          Nicolet commenced a public offering of 1,000,000 shares of its common stock at a price of $12.50 per share on August 2, 2002.The offering is scheduled to expire on September 20, 2002, although it may be extended up to December 31, 2002. No proceeds have yet been received. Nicolet will report on its use of proceeds in its first periodic report that is filed subsequent to the expiration of the offering.

Item 3.   Defaults  Upon  Senior  Securities
          ----------------------------------
          None

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders
          -----------------------------------------------------------
          On May 21, 2002, the sole shareholder of Nicolet Bankshares, Inc. approved the Nicolet Bankshares, Inc. 2002 Stock Incentive Plan.

          On  June  4,  2002,  the  sole shareholder of Nicolet Bankshares, Inc.
          approved the Agreement and Plan of Share Exchange between Nicolet Bankshares, Inc.and Nicolet National Bank dated February 19, 2002 (the "Agreement").

          In addition, the shareholders of Nicolet National Bank took the following actions prior to completion of the bank's reorganization into a holding company structure pursuant to the Agreement.

     (a) Nicolet National Bank's annual meeting of stockholders was held on May 7, 2002.

          The following is a summary of matters submitted to a vote of security holders:

          1.   The election of the following directors to serve a one year term:

          Robert B. Atwell      Michael F. Felhofer    Terrence J. Lemerond  Sandra Renard
          Michael E. Daniels    James Halron           Donald J. Long, Jr.   Robert J. Weyers
          Wendell E. Ellsworth  Philip J. Hendrickson  Wade T. Micoley
          Deanna Favre          Andrew F. Hetzel, Jr.  Ronald C. Miller

     A tabulation of votes (on a cumulative vote basis) concerning the election of directors is as follows:

                       Shares voted   Shares voted   Shares abstained  Total shares  Total shares
                         in favor        against       from voting     represented   outstanding
                       -------------  -------------  ----------------  ------------  ------------
                       (by proxy and  in person)
Robert B. Atwell           1,323,508              -             1,000
Michael E. Daniels         1,323,508              -             1,000
Wendell E. Ellsworth       1,323,508              -             1,000
Deanna Favre               1,323,508              -             1,000
Michael F. Felhofer        1,323,508              -             1,000
James Halron               1,323,508              -             1,000
Philip J. Hendrickson      1,323,508              -             1,000
Andrew F. Hetzel, Jr.      1,323,508              -             1,000
Terrence J. Lemerond       1,323,508              -             1,000
Donald J. Long, Jr.        1,323,508              -             1,000
Wade T. Micoley            1,323,508              -             1,000
Ronald C. Miller           1,323,508              -             1,000
Sandra Renard              1,323,508              -             1,000
Robert J. Weyers           1,323,508              -             1,000
                                                                          1,324,508     1,845,987
                                                                       ============  ============

(a) Nicolet National Bank also held a special meeting of shareholders on June 4, 2002 to approve the Agreement and Plan of Share Exchange between Nicolet National Bank and Nicolet Bankshares, Inc., which provides for the reorganization of Nicolet National into a holding company structure, with Nicolet Bankshares becoming the holding company for and the sole shareholder of Nicolet National.

     The  following  is  a  summary  of  the  vote  of  security  holders:

        Shares voted in favor                1,473,661
        Shares voted against                         0
        Shares abstained                         3,000
                                          ------------
        Total  share  represented            1,476,661
                                          ============
        Total  shares  outstanding           1,845,987
                                          ============

Item 5.   Other  Information
          ------------------
          None

Item 6.   Exhibits  and  Reports  on  Form  8-K
          -------------------------------------

          (a)  Exhibits

          Exhibit
          Number    Description
          ------    -----------
          3.1       Articles  of  Incorporation  of  Nicolet  Bankshares, Inc.1/
          3.2       Bylaws  of  Nicolet  Bankshares,  Inc.1/
          99.1      Certification by Chief Executive Officer and Chief Financial
                    Officer

          ----------------
          1/ Incorporated herein by reference to exhibit of the same number included in the Company's Registration Statement on Form SB-2 (Regis. No. 333-90052).

          (b)  Reports on Form 8-K

               Current Report on Form 8-K filed on June 25, 2002 (File No. 333-90052) reporting the consummation of Nicolet National Bank's reorganization into a holding company structure.

                            NICOLET BANKSHARES, INC.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NICOLET BANKSHARES, INC.



                                         By:  /s/  Robert B. Atwell
                                              -------------------------------
                                              Robert B  Atwell, President/CEO
                                              (Principal Executive Officer)


                                         Date: August 13, 2002


                                         By: /s/ Jacqui A. Engebos
                                             -------------------------------
                                             Jacqui Engebos, CFO
                                             (Principal Financial and
                                             Accounting Officer)


                                         Date: August 13, 2002