Form 10QSB
period 2002-09-30
NICOLET BANKSHARES INC
filed 2002-11-14
CIK 1174850

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from to  _________

                       Commission File Number:   333-90052

                            Nicolet Bankshares, Inc.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

      Wisconsin                                                  47-0871001
     -----------------------------------------------------------------------
     (State of Incorporation)           (I.R.S. Employer Identification No.)

      110  South Washington Street
      Green Bay, Wisconsin                                          54301
      --------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

                                  920-430-1400
                                  ------------
                               (Telephone Number)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $.01 per share: 2,946,820 shares outstanding as of October 31, 2002.

           Transitional small business disclosure format (check one):

                                   YES    NO  X
                                      ---    ---

                            NICOLET BANKSHARES, INC.

     INDEX

                                                                        Page No.
                                                                        --------

PART I           FINANCIAL INFORMATION

    Item  1.     Consolidated  Financial  Statements

                 Consolidated  Balance  Sheets  (unaudited)  at
                  September  30,  2002  and  December  31,  2001               3

                 Consolidated Statements of Operations (unaudited)
                  for the Three Months and  Nine  Months  Ended
                  September  30,  2002  and  2001                              4

                 Consolidated  Statements  of  Cash  Flows
                  (unaudited)  for  the  Nine Months  Ended
                  September  30,  2002  and  2001                              5

                 Notes to Consolidated Financial Statements (unaudited)        6

     Item  2.    Management's Discussion and Analysis of Financial
                  Condition or Plan  of  Operations                            8

     Item  3.    Controls  and  Procedures                                    11

PART II.         OTHER  INFORMATION

     Item  1.    Legal  Proceedings                                           12

     Item  2.    Changes  in  Securities  and  Use  of  Proceeds              12

     Item  3.    Defaults  Upon  Senior  Securities                           12

     Item  4.    Submission of Matters to a Vote of Security Holders          12

     Item  5.    Other  Information                                           12

     Item  6.    Exhibits  and  Reports  on  Form  8-K                        12


     This Form 10-QSB contains forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that may cause these differences include, but are not limited to, unexpected changes in the interest rate environment and in competitive, economic, legislative and regulatory conditions.

     Readers should not place undue reliance on forward-looking statements, which reflect management's view only as of the date of this Form 10-QSB. Readers should also carefully review the risk factors described in other documents Nicolet files from time to time with the Securities and Exchange Commission.

PART  I.  FINANCIAL  INFORMATION

Item  1.  Consolidated  Financial  Statements

                                 NICOLET BANKSHARES, INC.

                               Consolidated Balance Sheets

                         September 30, 2002 and December 31, 2001


                                          Assets
                                          ------

                                                  September 30, 2002
                                                     (unaudited)       December 31, 2001
                                                 --------------------  ------------------
Cash and due from banks                          $         6,135,429           3,570,863
Interest bearing deposits                                  1,064,655           2,500,000
Federal funds sold                                         8,645,000          12,431,000
                                                 --------------------  ------------------

   Cash and cash equivalents                              15,845,084          18,501,863

Investment securities available for sale                  17,113,830          22,984,390
Other investments                                            815,108             805,000
Loans held for sale                                        1,146,895           2,207,650
Loans, net                                               187,547,475         122,660,224
Premises and equipment, net                                2,590,335           2,359,641
Cash surrender value of life insurance                     3,775,888                   -
Accrued interest receivable and other assets               3,162,634           2,093,636
                                                 --------------------  ------------------

                                                 $       231,997,249         171,612,404
                                                 ====================  ==================

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
  Deposits:
   Noninterest-bearing                           $        18,094,074          10,559,041
   Interest-bearing                                      179,451,736         139,507,154
                                                 --------------------  ------------------

   Total deposits                                        197,545,810         150,066,195

  Repurchase agreements                                    2,706,218           3,678,779
  Accrued interest payable and other liabilities           1,033,567             567,731
                                                 --------------------  ------------------

   Total liabilities                                     201,285,595         154,312,705
                                                 --------------------  ------------------

Shareholders' equity:
  Common stock, $.01 par value; authorized
   30,000,000 shares; issued and outstanding
   2,908,154 shares                                           29,082              18,460
  Additional paid-in capital                              31,661,247          18,441,410
  Accumulated deficit                                     (1,147,237)         (1,111,989)
  Accumulated other comprehensive income                     168,562             (48,182)
                                                 --------------------  ------------------

   Total shareholders' equity                             30,711,654          17,299,699
                                                 --------------------  ------------------

                                                 $       231,997,249         171,612,404
                                                 ====================  ==================

See  accompanying  notes  to  consolidated  financial  statements.

                                           NICOLET BANKSHARES, INC.

                                    Consolidated Statements of Operations

                      For the Three Months and Nine Months Ended Sept 30, 2002 and 2001
                                                 (Unaudited)


                                                Three Months     Three Months    Nine Months     Nine Months
                                                   Ended            Ended           Ended           Ended
                                               September 30,    September 30,   September 30,   September 30,
                                                    2002             2001            2002            2001
                                              ----------------  --------------  --------------  --------------
Interest income:
  Loans                                       $     2,957,895       2,257,146       7,785,457       4,784,341
  Investment securities                               189,631         201,368         622,141         519,777
  Federal funds sold                                   14,916         118,383          59,347         367,630
  Other                                                 5,153               -           9,013               -
                                              ----------------  --------------  --------------  --------------
    Total interest income                           3,167,595       2,576,897       8,475,958       5,671,748
                                              ----------------  --------------  --------------  --------------
Interest expense:
  Deposits                                          1,749,553       1,536,131       4,880,772       3,193,684
  Federal Funds purchased                                 551               -          19,457               -
  Repurchase agreements                                11,145           7,764          62,023          14,456
                                              ----------------  --------------  --------------  --------------
  Total interest expense                            1,761,249       1,543,895       4,962,252       3,208,140
                                              ----------------  --------------  --------------  --------------
    Net interest income                             1,406,346       1,033,002       3,513,706       2,463,608
Provision for loan losses                            420,000         350,000         933,250         860,000
                                              ----------------  --------------  --------------  --------------
  Net interest income after provision
    for loan losses                                   986,346         683,002       2,580,456       1,603,608
                                              ----------------  --------------  --------------  --------------
Other income:
  Service charges on deposit accounts                  48,036          36,481         146,159          58,543
  Trust fee income                                     91,059          26,626         251,773          26,626
  Mortgage origination fees                           199,848          50,617         396,844         166,324
  Loss on sale of securities                                -         (14,002)         (3,144)        (14,002)
  Other operating income                              104,721           8,399         218,016          15,769
                                              ----------------  --------------  --------------  --------------
    Total other income                                443,664         108,121       1,009,648         253,260
                                              ----------------  --------------  --------------  --------------
Other expense:
  Salaries and other personnel expense                701,694         505,582       1,943,008       1,259,575
  Net occupancy and equipment expense                 134,542         153,152         394,239         438,741
  Other operating expense                             492,422         259,079       1,275,776         663,220
                                              ----------------  --------------  --------------  --------------
    Total other expense                             1,328,658         917,813       3,613,023       2,361,536
                                              ----------------  --------------  --------------  --------------
Earnings (loss) before income taxes                   101,352        (126,690)        (22,919)       (504,668)
Income tax expense                                    (58,892)              -         (12,329)              -
                                              ----------------  --------------  --------------  --------------

    Net earnings (loss)                       $        42,460        (126,690)        (35,248)       (504,668)
                                              ================  --------------  ==============  ==============
Earnings (loss) per share based on average
  outstanding shares of 1,858,733 in
   2002 and 1,845,987 in 2001:                $           .02            (.07)           (.02)           (.27)
                                              ================  ==============  ==============  ==============

See accompanying notes to consolidated financial statements.

                                             NICOLET  BANKSHARES, INC.
                                       Consolidated Statements of Cash Flows
                               For the Nine Months Ended September 30, 2002 and 2001
                                                    (Unaudited)


                                                                          September 30, 2002   September 30, 2001
                                                                         --------------------  -------------------
Cash flows from operating activities:
 Net loss                                                                            (35,248)            (504,668)
   Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
     Provision for loan losses                                                       933,250              860,000
     Depreciation, amortization and accretion                                        409,695              172,112
     Securities losses                                                                 3,144               14,002
   Change in:
     Loans held for sale                                                           1,060,755                    -
     Accrued interest receivable and other assets                                 (1,144,769)          (1,062,084)
     Accrued interest payable and other liabilities                                  321,340              424,530
                                                                         --------------------  -------------------

       Net cash provided (used) by operating activities                            1,548,167              (96,108)
                                                                         --------------------  -------------------

Cash flows from investing activities:
 Proceeds from calls, maturities and paydowns
     of investment securities available for sale                                   1,528,004            4,354,241
 Purchases of investment securities available for sale                            (5,105,558)         (12,653,792)
 Sales of investment securities available for sale                                 9,724,844                    -
 Change in loans                                                                 (65,820,501)         (97,400,180)
 Purchase of cash surrender value life insurance                                  (3,710,225)                   -
 Purchase of other investments                                                             -             (500,000)
 Purchases of premises and equipment                                                (559,023)          (1,080,479)
                                                                         --------------------  -------------------

       Net cash (used) by investing activities                                   (63,942,459)        (107,280,210)
                                                                         --------------------  -------------------

Cash flows from financing activities:
 Net change in deposits                                                           47,479,615          109,355,472
 Net change in repurchase agreements                                                (972,561)           1,826,815
 Proceeds from exercise of stock options                                               8,330                    -
 Proceeds from sale of common stock, net of offering costs                        13,222,129                    -
                                                                         --------------------  -------------------

       Net cash provided by financing activities                                  59,737,513          111,182,287
                                                                         --------------------  -------------------

Net (decrease) increase in cash and cash equivalents                              (2,656,779)           3,805,969

Cash and cash equivalents at beginning of the period                              18,501,863           11,879,709
                                                                         --------------------  -------------------

Cash and cash equivalents at end of period                               $        15,845,084           15,685,678
                                                                         ====================  ===================

Supplemental schedule of noncash investing activities:
 Change in unrealized gain on securities available for sale, net of tax  $           216,744               85,411
                                                                         ====================  ===================

Supplemental disclosure of cash flow information:
 Interest paid                                                           $         4,584,456            2,761,562
                                                                         ====================  ===================

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2001 as filed with the Office of the Comptroller of the Currency.

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

                            NICOLET BANKSHARES, INC.
                    Notes to Financial Statements, continued
                                   (Unaudited)

(5)  Public  Offering  of  Common  Stock
     -----------------------------------

     Beginning August 2, 2002, Nicolet Bankshares, Inc. offered for sale at $12.50 per share up to 1,000,000 shares of its $.01 par value common stock. On September 24, 2002, we extended the offering and increased the number of shares being offered by 100,000 for a total of 1,100,000 shares to be included in the offering. The proceeds of the offering will be used for general corporate purposes and for contribution to the Bank to provide necessary capital for future growth. At September 30, 2002, we had received proceeds for the sale of 1,061,334 shares totaling $13,222,129, which is net of certain offering costs of $44,546. These proceeds were used to make a capital contribution of $10,000,000 to the Bank.

     At October 31, 2002, we had received proceeds for 1,096,162 shares sold in the offering totaling $13,702,025, and had recorded offering costs of $44,546.

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

CHANGES  IN  FINANCIAL  CONDITION

     Total assets at September 30, 2002 were $232 million, representing a $60.3 million, or 35%, increase from $172 million at December 31, 2001. Deposits increased $47.5 million, or 32%, to $198 million at September 30, 2002 from $150 million at December 31, 2001. Brokered CD's totaled $127 million, or 64% of total deposits, as of September 30, 2002. Net loans increased $65 million, or 53%, to $188 million at September 30, 2002 from $123 million at December 31, 2001.

     The allowance for loan losses at September 30, 2002 totaled $2.3 million, representing 1.23% of total loans compared to the December 31, 2001 total of $1.6 million, which represented 1.25% of total loans. Non-performing loans are defined as loans greater than 90 days past due, non-accrual and restructured loans. As of September 30, 2002, non-performing loans totaled $2.4 million compared to $0 at December 31, 2001. Management attempts to maintain an allowance that is deemed adequate based on the evaluation of specific credits along with the overall condition of the portfolio.

     Cash and cash equivalents were $15.8 million, a decrease of $2.7 million from December 31, 2001, as Nicolet continued its efforts at growing the balance sheet and investing its capital and deposits in interest-earning assets.

RESULTS  OF  OPERATIONS

     Overall Year to Date. Our results for the nine months ended September 30, 2002, when compared to the nine months ended September 30, 2001, were highlighted by the continued growth of our earning assets which resulted in increased net interest income and growth in noninterest income. Total revenues, which are comprised of interest income and noninterest income, for the nine months ended September 30, 2002 were $9.5 million, compared to total revenues for the nine months ended September 30, 2001 of $5.9 million. The provision for loan losses was $933,000 for the first nine months of 2002 compared to $860,000 in the first nine months of 2001, with both of these amounts attributable to the growth in loans in the respective periods. Noninterest expenses were $3.6 million for the nine months ended September 30, 2002, compared to $2.4 million for the nine months ended September 30, 2001. Net loss for the nine months ended September 30, 2002 was $35,000 compared to a net loss of $505,000 for the nine months ended September 30, 2001.

     Overall Current Quarter. Total revenues, for the three months ended September 30, 2002 were $3.6 million, compared to total revenues for the three months ended September 30, 2001 of $2.7 million. The provision for loan losses was $420,000 for the third quarter of 2002 compared to $350,000 in the third quarter of 2001, with both of these amounts attributable to the growth in loans in the applicable period. Noninterest expenses were $1.3 million for the three months ended September 30, 2002, compared to $900,000 for the three months ended September 30, 2001. For the quarter ended September 30, 2002, we recorded net earnings of $42,500 compared to a net loss of $127,000 for the three months ended September 30, 2001.

     Net Interest Income. For the nine months ended September 30, 2002, we reported net interest income of $3.5 million, a 43% increase over the $2.5 million reported for the period ended September 30, 2001. Our yield on earning assets was 6.13% while the cost of funding sources was 4.04%. While net interest spread was 2.09%, net interest margin, which considers the effect of non-interest bearing deposits, was 2.52%. For the nine months ended September 30, 2001, the yield on earning assets was 7.68% and the cost of funding sources was 5.51%, creating a net interest spread of 2.17% and a net interest margin of 3.33%. The decrease in yields and the cost of funds was materially impacted by the decline in interest rates, particularly during the second half of 2001.

     Provision for Loan Losses. We provided $933,000 for the nine months ended September 30, 2002 to the allowance for loan losses for potential problem loans, compared to $860,000 for the corresponding period in 2001. Through September 30, 2002, we have experienced $187,000 of charge-offs, all of which have been recorded in this third quarter.

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

     For the nine months ended September 30, 2002, our noninterest income was $1 million, which was an increase of $750,000, or 300%, when compared to the nine months ended September 30, 2001. Noninterest income comprised 11% of our total revenues (net interest income plus noninterest income) for the first nine months of 2002. It is our goal to have the percentage of noninterest income to total revenues remain at this level or higher over time such that we develop and maintain more diversified fee-generating revenue streams.

     Noninterest expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the nine months ended September 30, 2002, we incurred approximately $3.6 million in noninterest expenses compared to $2.4 million for the nine months ended September 30, 2001. Our primary component of noninterest expense is salaries and employee benefits.

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

     At September 30, 2002, we had arrangements with various commercial banks for short term unsecured advances up to $18.5 million. As of September 30, 2002, we had no outstanding balances under these arrangements.

     Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and cash equivalents decreased by $2.7 million to $15.8 million during the nine months ended September 30, 2002. This decrease was attributable to management's efforts to grow interest earning assets. Cash provided by operations totaled $1.5 million for the nine months ended September 30, 2002 compared to $96,000 of cash used by operations in 2001. Net cash provided by financing activities for the nine months ended September 30, 2002 totaled $59.7 million, which was primarily made up of $47.5 million of increased deposits and $13.2 million from proceeds from the sale of common stock. Outflows from investing activities for the nine months ended September 30, 2002 totaled $63.9 million, most of which was net loan increases of $65.8 million and purchases of investment securities available-for-sale of $5 million.

CAPITAL

     The following tables present the bank's regulatory capital position at September 30, 2002. Consolidated regulatory capital ratios exceed the bank's regulatory capital ratios:

     Risk-Based  Capital  Ratios
     ---------------------------

     Tier 1 Tangible Capital, Actual                           13.48%
     Tier 1 Tangible Capital minimum requirement                4.00%
                                                               ------

     Excess                                                     9.48%
                                                               ======

     Total Capital, Actual                                     14.64%
     Total Capital minimum requirement                          8.00%
                                                               ------

     Excess                                                     6.64%
                                                               ======

     Leverage Ratio
-------------------------------------------------------------

     Tier 1 Tangible Capital to adjusted total assets, Actual  12.70%
     Minimum leverage requirement                               4.00%
                                                               ------

     Excess                                                     8.70%
                                                               ======

     Beginning August 2, 2002, Nicolet Bankshares, Inc. offered for sale at $12.50 per share up to 1,000,000 shares of its $.01 par value common stock. On September 24, 2002, the offering was extended and the number of shares being offered increased by 100,000 for a total of 1,100,000 shares to be included in the offering. The proceeds of the offering will be used for general corporate purposes and for contribution to the Bank to provide necessary capital for future growth. At September 30, 2002, we had received proceeds for the sale of 1,061,334 shares totaling $13,222,129, which is net of certain offering costs of $44,546. These proceeds were used to make a capital contribution of $10,000,000 to the Bank.

At October 31, 2002, we had received proceeds for 1,096,162 shares sold in the offering, totaling $13,702,025, and had recorded offering costs of $44,546.

Item  3.

CONTROLS  AND  PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as of to date within 90 days prior to the date of this report (the "Evaluation Date"), our management, including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to Nicolet Bankshares, Inc., including its consolidated subsidiaries that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. There were no significant changes in internal controls or, to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the Evaluation Date, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                            NICOLET BANKSHARES, INC.

                           PART II.  OTHER INFORMATION

Item  1.     Legal  Proceedings
             ------------------
             There are no material pending legal proceedings to which Nicolet is a party or of which any of its property is the subject.

Item  2.     Changes  in  Securities
             -----------------------
             None.


Item  3.     Defaults  Upon  Senior  Securities
             ----------------------------------
             None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------
             None

Item  5.     Other  Information
             ------------------
             None

Item  6.     Exhibits  and  Reports  on  Form  8-K
             -------------------------------------

             (a)      Exhibits

             Exhibit
             Number   Description
             ------   -----------
             3.1      Articles  of  Incorporation of Nicolet  Bankshares, Inc.1/
             3.2      Bylaws  of  Nicolet  Bankshares,  Inc.1/
             99.1     Certification  by  Chief  Executive Officer and Chief
                      Financial Officer pursuant  to  section  906  of  the
                      Sarbanes-Oxley  Act  of  2002


             1/ Incorporated herein by reference to exhibit of the same number included in the Company's Registration Statement on Form SB-2 (Regis. No. 333-90052).

             (b)  Reports  on  Form  8-K

                  None

                            NICOLET BANKSHARES, INC.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NICOLET  BANKSHARES,  INC.



                                By: /s/  Robert  B.  Atwell
                                    -------------------------------------------
                                    Robert  B.  Atwell,  President/CEO
                                    (Principal  Executive  Officer)


                                Date:  November  8,  2002



                                By: /s/  Jacqui  A.  Engebos
                                    -------------------------------------------
                                    Jacqui  Engebos,  CFO
                                    (Principal Financial and Accounting Officer)


                                Date:  November  8,  2002