Form 10KSB
period 2002-12-31
NICOLET BANKSHARES INC
filed 2003-03-26
CIK 1174850

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                   FORM 10-KSB
(Mark  One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  fiscal  year  ended  December  31,  2002               OR
                               -------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ____________

     Commission  file  number                    333-90052
                             ---------------------------------------------------

                            NICOLET BANKSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              WISCONSIN                               47-0871001
---------------------------------------      -----------------------------------
(State or Other Jurisdiction of                                 (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

110 SOUTH WASHINGTON STREET, GREEN BAY, WI                     54301
------------------------------------------------   -----------------------------
   (Address of Principal Executive Offices)                 (Zip Code)

                                 (920) 430-1400
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  X     No
   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year.  $13,439,470
                                                                  -----------

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $36,835,250 based on sales known to the registrant at a price of $12.50 per share on January 31, 2003. There is no established trading market for the registrant's stock.

     Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,946,820 shares of common stock at March 14, 2003



                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Part II.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 6, 2003, are incorporated by reference into Part III.

                                     PART I

ITEM  1.     BUSINESS

                                    OVERVIEW

     Nicolet Bankshares, Inc. (the "Company") was incorporated as Green Bay Financial Corporation, a Wisconsin corporation, on April 5, 2000 to serve as the holding company for and the sole shareholder of Nicolet National Bank (the "Bank"). It amended and restated its articles of incorporation and changed its name to Nicolet Bankshares, Inc. on March 14, 2002 and acquired the Bank through a share exchange on June 6, 2002 that completed the Bank's reorganization into a holding company structure.

     The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Wisconsin. It conducts operations through its wholly-owned subsidiary, the Bank, which was organized in 2000 as a national bank under the laws of the United States and opened for business on November 1, 2000.

     The Bank's primary market area is northeastern Wisconsin and the Upper Peninsula of Michigan. Within this area, the Bank targets owner-managed companies as well as the individual owners of these businesses and other residents of its market area. These customers generally perceive a lack of flexibility and customer service from large financial institutions and a lack of sophistication and lending capacity from local community banks. This presents an opportunity for the Bank to satisfy its customers' desire to "have the best of both worlds" - a community bank with individualized attention and local decision-making power coupled with the lending capacity, experience and broad array of products and services generally characteristic of a larger financial institution.

     The Bank is a full-service commercial bank. It offers commercial and personal checking accounts, interest-bearing checking accounts, savings accounts, money market accounts, various types of certificates of deposit and individual retirement accounts. It also offers commercial, construction, real estate, home equity and consumer loans and trust, investment management and brokerage services. The Bank also has extensive on-line banking products, including commercial, retail and trust on-line banking, automated bill payment services and telephone banking. In addition, the Bank also provides wire transfers, courier services, debit cards, direct deposit of payroll and social security checks, official bank checks, credit cards, safe deposit boxes, travelers' checks, U.S. Savings Bonds and other services.

     The Bank's lending philosophy is to seek and serve creditworthy borrowers within its primary service areas. The Bank's primary lending function is to make commercial loans to small and medium-sized businesses and professional concerns. In addition, the Bank makes loans on real estate, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences. It also makes consumer loans to individuals.

     The principal sources of income for the Bank are interest and fees collected on loans, interest and dividends collected on other investments, mortgage brokerage fees, fees for trust and investment management services, and service charges. The principal expenses of the Bank are interest paid on deposits, employee compensation and other overhead expenses.

     The Bank's business plan relies principally upon the fact that customers in its market area are likely to be dissatisfied by the perceived shortcomings of many financial institutions in its market area. To overcome these perceptions and to attract business within its target market, the Bank has employed seasoned banking professionals with experience in its market area, strategically designed its selection of products and services to meet its customers' expected needs and increased its lending capacity. To address customer concerns about the lending capacity of a community bank, the Bank augments its internal lending limit by providing additional lending capacity through sales of loan participations to various correspondent and other commercial banks. Some of the Bank's current relationships involve over $20 million.

     This emphasis on meeting the customers' needs, combined with local decision-making on all extensions of credit, distinguishes the Bank from its competitors, particularly in the case of large financial institutions. The Bank further distinguishes itself by providing a range of products and services characteristic of a large financial institution while providing the personalized service and convenience characteristic of a community bank.

                           SUPERVISION AND REGULATION

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

THE COMPANY

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     - acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     -    acquiring all or substantially all of the assets of any bank; or

     -    merging or consolidating with any other bank holding company.

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Wisconsin may purchase a bank located outside of Wisconsin. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Wisconsin may purchase a bank located inside Wisconsin. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The Company's common stock is not registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging any rebuttable presumption of control.

     PERMITTED ACTIVITIES. A bank holding company is generally permitted under the Bank Holding Company Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

     -    Banking or managing or controlling banks; and

     - Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     -    Factoring accounts receivable;

     - Making, acquiring, brokering or servicing loans and usual related activities;

     -    Leasing personal or real property;

     - Operating a non-bank depository institution, such as a savings association;

     -    Trust company functions;

     -    Financial and investment advisory activities;

     -    Conducting discount securities brokerage activities;

     - Underwriting and dealing in government obligations and money market instruments;

     -    Providing specified management consulting and counseling activities;

     -    Performing selected data processing services and support services;

     - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     -    Performing selected insurance underwriting activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     -    Lending, trust and other banking activities;

     - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     -    Providing financial, investment, or advisory services;

     - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     -    Underwriting, dealing in or making a market in securities;

     - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     -    Merchant banking through securities or insurance affiliates; and

     -    Insurance company portfolio investments.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the

Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity.

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

THE BANK

     Because the Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Wisconsin law, the Bank may open branch offices throughout Wisconsin with the prior approval of the Department of Financial Institutions of the State of Wisconsin. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Wisconsin. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Wisconsin has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Wisconsin may branch into Wisconsin. This provides a limited barrier of entry into the Wisconsin banking market, which protects us from an important segment of potential competition. However, because Wisconsin has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if its home state has also elected to opt-in. Consequently, until Wisconsin changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is "less than satisfactory." Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

     - federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     - Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     - Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     - Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     - Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

     - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2002 the Company's ratio of total capital to risk-weighted assets was 15.1% and our ratio of Tier 1 Capital to risk-weighted assets was 14.1%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2002, the Company's leverage ratio was 14.9%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See-"Prompt Corrective Action."

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

     The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

     The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See-"Prompt Corrective Action" above.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

          -    a bank's loans or extensions of credit to affiliates;

          -    a bank's investment in affiliates;

          - assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

          - loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

          - a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

ANTI-TERRORISM LEGISLATION

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

     - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

     - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     -    the development of internal policies, procedures and controls;

     -    the designation of a compliance officer;

     -    an ongoing employee training program; and

     -    an independent audit function to test the programs.

     Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

     Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

     - expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

     -    notify FinCEN if an account or transaction is identified;

     -    designate a contact person to receive information requests;

     - limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

     - maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

     - notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

     - takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

     - limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

     - maintains adequate procedures to protect the security and confidentiality of the information.

     Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

     The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

     - are prohibited from providing correspondent accounts to foreign shell banks;

     - are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

     - must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process; and

     - must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

     The new rule applies to correspondent accounts established after October 28, 2002.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

EMPLOYEES

     As of March 1, 2003, the Bank had 40 full-time employees and 7 part-time employees. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.

ITEM  2.     PROPERTIES

     The Company leases approximately 8,700 square feet in an office building located at 110 South Washington Street, Green Bay, Wisconsin. The Company also owns a branch office in Marinette, Wisconsin, located at 2009 Hall Avenue.

ITEM  3.     LEGAL  PROCEEDINGS

     There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject; nor are there material proceedings known to the Company or the Bank to be contemplated by any governmental authority; nor are there material proceedings known to the Company or the Bank, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or the Bank, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                    PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED SHAREHOLDER
             MATTERS

     As of December 31, 2002, there were approximately 572 shareholders of record of the Company's common stock. There is no established trading market for the Company's common stock, although the Company completed a public offering of its common stock in September 2002 at a price of $12.50 per share and is aware of sporadic trades at $12.50 per share since the conclusion of the offering. The Company had 2,946,820 shares of common stock outstanding as of December 31, 2002.

     The Company has not paid and does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay dividends would be dividends paid to the Company by the Bank. The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus. No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue. See "Business - Supervision and Regulation - Payment of Dividends" for add

     As of June 6, 2002, the Company received regulatory approval and effected a corporate reorganization whereby the shareholders of the Bank became shareholders of the Company by exchanging their current Bank shares for Company shares on a one for one basis. The Company issued 1,845,097 shares of common stock to the holders of the Bank's common stock in connection with the Bank's reorganization. The securities were exempt securities under Section 3(a)(12) of the Securities Act of 1933, as amended. The value of the shares issued in the transaction was approximately $23 million.

     On September 26, 2002, the Company completed a registered public offering of 1,100,000 shares of common stock at a price of $12.50 per share, representing aggregate gross proceeds of $13,750,000. Of these proceeds, approximately $10 million was contributed to the Bank as capital, $126,586 represented legal, accounting and other offering expenses, and $3,623,414 was retained by the Company as working capital.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The discussion required by Item 6 is included in the section of the same title contained in the Company's Annual Report to Shareholders for the year ended December 31, 2002 and is incorporated herein by reference. See Exhibit 13.1.

ITEM  7.     FINANCIAL  STATEMENTS

     The consolidated financial statements, notes thereto and independent auditors' report thereon are included in the Company's Annual Report to Shareholders for the year ended December 31, 2002 and are incorporated herein by reference. See Exhibit 13.2.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

     The information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003 under the headings "Directors" and "Executive Officers" and is incorporated herein by reference. See Exhibit 99.1.

ITEM  10.     EXECUTIVE  COMPENSATION

     The information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003 under the heading "Executive Compensation" and is incorporated herein by reference. See Exhibit 99.1

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
          MANAGEMENT

     The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2002.

                                   Equity Compensation Plan Table
--------------------------------------------------------------------------------------------------------------------
                                       (a)                           (b)                             (c)

-------------------------  ---------------------------  ------------------------------  ----------------------------
Plan category              Number of securities to be   Weighted-average exercise       Number of securities
                           issued upon exercise of      price of outstanding            remaining available for
                           outstanding options,         options, warrants and rights    future issuance under equity
                           warrants and rights                                          compensation plans
                                                                                        (excluding securities
                                                                                        reflected in column (a))

-------------------------  ---------------------------  ------------------------------  ----------------------------
Equity compensation plans  408,250                      $  10.17                        110,166
approved by security
holders

-------------------------  ---------------------------  ------------------------------  ----------------------------
Equity compensation plans
not approved by security
holders

-------------------------  ---------------------------  ------------------------------  ----------------------------
Total                      408,250                      $  10.17                        110,166

     The additional information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003 under the heading "Management Stock Ownership" and is incorporated herein by reference. See Exhibit 99.1.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 6, 2003 under the heading "Related Party Transactions" and is incorporated herein by reference.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Financial Statements

          The following financial statements are attached in Exhibit 13.1 and are incorporated herein by reference:

     Report of Independent Certified Public Accountants
     Consolidated balance sheets
     Consolidated statements of operations
     Consolidated statements of comprehensive income
     Consolidated statements of changes in shareholders' equity
     Consolidated statements of cash flows
     Notes to consolidated financial statements

     (b)  Reports on Form 8-K:

          None

     (c)  Exhibits

          Exhibit
          Number         Exhibit
          ------         -------

            2.1 Agreement and Plan of Share Exchange dated February 19, 2002 between the Bank and the Company (1)

            3.1          Articles of Incorporation of the Company (2)

            3.2          Bylaws of the Company (2)

            4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and Bylaws defining the rights of shareholders

            10.1* Employment Agreement dated as of April 7, 2000 between Green Bay Financial Corporation d/b/a Nicolet National Bank (In Organization) and Robert B. Atwell (2)

            10.2* Employment Agreement dated as of April 7, 2000 between Green Bay Financial Corporation d/b/a Nicolet National Bank (In Organization) and Michael E. Daniels (2)

            10.3* Employment Agreement dated as of January 2, 2002 between the Company and W. Scott King (2)

            10.4* Nicolet National Bank 2000 Stock Incentive Plan and forms of incentive and nonqualified stock option awards (assumed by the Company in the reorganization) (2)

            10.5* Nicolet Bankshares, Inc. 2002 Stock Incentive Plan and forms of incentive and nonqualified stock option awards
                         (2)

            10.6* Form of Warrant Agreement between the Bank and the Organizers (assumed by the Company in the reorganization) (2)

            10.7 Lease, dated May 31, 2000, between Nicolet National Bank (In Organization) and Washington Square, as amended by Amendment No. 1 thereto dated May 31, 2000
                         (2), and Amendment No. 2 thereto dated April 5, 2002

            13.1 Management's Discussion and Analysis of Financial Condition and Results of Operations (from the 2002 Annual Report to Shareholders)

            13.2 Consolidated Financial Statements of the Company, including the notes thereto and the independent auditors' report thereon (from the 2002 Annual Report to Shareholders)

            21.1         Subsidiaries of the Company

            23.1         Consent of Porter Keadle Moore, LLP

            99.1         Proxy Statement

            99.2 Certifications by Chief Executive Officer and Chief Financial Officer

_______________
*    Indicates a management compensation plan or agreement.

(1) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed June 25, 2002 (File No. 333-90052)

(2) Incorporated by reference to the exhibit of the same number filed with the Registrant's Registration Statement on Form SB-2 (Regis. No. 333-90052).

     (d)  Financial Statements

          The financial statement schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions or are inapplicable and have therefore been omitted.

ITEM 14.     CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as a date within 90 days prior to the date of this report (the "Evaluation Date"), our management, including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. There were no significant changes in internal controls, or to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the Evaluation Date, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2003.

                                   NICOLET  BANKSHARES,  INC.

                                   By:    s/  Robert  B.  Atwell
                                          -------------------------------------
                                          Robert  B.  Atwell
                                          President, Chief Executive Officer and
                                          Chairman  of  the  Board

                                  Certification

I, Robert B. Atwell, Chief Executive Officer of Nicolet Bankshares, Inc., certify that:

1. I have reviewed the annual report on Form 10-KSB of Nicolet Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003

                                               /s/  Robert  B.  Atwell
                                               ---------------------------------
                                               Robert  B.  Atwell
                                               Chief  Executive  Officer

Certification

I, Jacqui A. Engebos, Chief Financial Officer of Nicolet Bank (principal financial officer of Nicolet Bankshares, Inc.), certify that:

1.   I have reviewed this annual report on Form 10-KSB of Nicolet Bank;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003

                                  /s/  Jacqui  A.  Engebos
                                  ----------------------------------------------
                                  Jacqui  A.  Engebos
                                  Chief Financial Officer, Nicolet National Bank (principal financial officer of
                                  Nicolet  Bankshares,  Inc.)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2003.

     Signature                         Title
     ---------                         -----

/s/ Robert B. Atwell              President, Chief Executive Officer and
-------------------------         Chairman of the Board
Robert B Atwell*


/s/ Michael E. Daniels            Executive Vice President,
-------------------------         Secretary and Director
Michael E. Daniels

/s/ Wendell E. Ellsworth          Director
-------------------------
Wendell E. Ellsworth

/s/ Deanna L. Favre               Director
-------------------------
Deanna L. Favre

/s/ Michael F. Felhofer           Director
-------------------------
Michael F. Felhofer

/s/ James Halron                  Director
-------------------------
James Halron

/s/ Philip J. Hendrickson         Director
-------------------------
Philip J. Hendrickson

/s/ Andrew F. Hetzel, Jr.         Director
-------------------------
Andrew F. Hetzel, Jr.

/s/ Terrence J. Lemerond          Director
-------------------------
Terrence J. Lemerond

/s/ Donald J. Long, Jr.           Director
-------------------------
Donald J. Long, Jr.

/s/ Wade T. Micoley               Director
-------------------------
Wade T. Micoley

/s/ Ronald C. Miller              Director
-------------------------
Ronald C. Miller

/s/ Sandra Renard                 Director
-------------------------
Sandra Renard

/s/ Robert J. Weyers              Director
-------------------------
Robert J. Weyers

/s/ Jacqui A. Engebos             Chief Financial Officer, Nicolet
-------------------------         National Bank
Jacqui A. Engebos**


*  Principal Executive Officer of the Registrant
** Principal Financial and Accounting Officer of the Registrant