Form 10QSB
period 2003-03-31
NICOLET BANKSHARES INC
filed 2003-05-15
CIK 1174850

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20219

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                          Commission File No.:  0-50248


                            Nicolet Bankshares, Inc.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

     Wisconsin                                                   47-0871001
     ----------------------------------------------------------------------
     (State of Incorporation)          (I.R.S. Employer Identification No.)

     110 S. Washington
     Green Bay, Wisconsin                                             54301
     ----------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


                                  920-430-1400
                                  ------------
                               (Telephone Number)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $.01 per share: 2,946,820 shares outstanding as of May 1, 2003.

           Transitional small business disclosure format (check one):

                                   YES     NO XX
                                       ---    --

                            NICOLET BANKSHARES, INC.

     INDEX

                                                                        Page No.
                                                                       ---------

PART I         FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheet (unaudited) at March 31, 2003     3

               Consolidated Statement of Operations (unaudited) for the
                 Three Months Ended March 31, 2003 and 2002                 4

               Consolidated Statements of Comprehensive Income
                 (unaudited) for the Three Months Ended March
                 31,2003 and 2002                                           5

               Consolidated Statement of Cash Flows (unaudited)
                 for the Three Months Ended March 31, 2003 and 2002         6

               Notes to Consolidated Financial Statements (unaudited)       7

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition or Plan of Operations                            8-11

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                            12

     Item 2.   Changes in Securities and Use of Proceeds                    12

     Item 3.   Defaults Upon Senior Securities                              12

     Item 4.   Submission of Matters to a Vote of Security Holders          12

     Item 5.   Other Information                                            12

     Item 6.   Exhibits and Reports on Form 8-K                             12





     This form 10-QSB contains forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that may cause these differences include, but are not limited to, changes in the interest rate environment, management's business strategy, national, regional and local market conditions and legislative and regulatory conditions.

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

PART  I.  FINANCIAL  INFORMATION
Item  1.  Consolidated  Financial  Statements

                            NICOLET BANKSHARES, INC.
                           Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                             $ 10,793,077
Federal funds sold                                     3,929,000
                                                    -------------

  Cash and cash equivalents                           14,722,077
                                                    -------------

Investment securities available for sale              21,410,670
Other investments                                      1,092,008
Loans held for sale                                    5,462,673
Loans, net                                           231,437,890
Premises and equipment, net                            2,409,218
Cash surrender value - life insurance                  3,890,090
Accrued interest receivable and other assets           2,722,982
                                                    -------------

                                                    $283,147,608
                                                    =============

                       Liabilities and Stockholders' Equity
                       ------------------------------------

Liabilities:
  Deposits:
    Noninterest-bearing                             $ 22,992,254
    Interest-bearing                                 218,270,666
                                                    -------------

        Total deposits                               241,262,920
                                                    -------------

    Repurchase agreements                              8,665,845
    Accrued interest payable and other liabilities     1,588,982
                                                    -------------

        Total liabilities                            251,517,747
                                                    -------------

Shareholders' equity:
    Common stock, $.01 par value; authorized
      30,000,000 shares; issued and outstanding
      2,946,820 shares                                    29,468
  Additional paid-in capital                          32,062,146
  Accumulated deficit                                   (810,716)
  Accumulated other comprehensive income                 348,964
                                                    -------------

        Total shareholders' equity                    31,629,861
                                                    -------------

                                                    $283,147,608
                                                    =============

See  accompanying  notes  to  consolidated  financial  statements

                            NICOLET BANKSHARES, INC.

                      Consolidated Statements of Operations

               For the Three Months Ended March 31, 2003 and 2002
                                  (Unaudited)

                                                                   2003           2002
                                                              ---------------  ----------
Interest income:
  Loans                                                       $     3,240,957  2,228,132
  Federal funds sold                                                    7,379     34,503
  Investment securities                                               182,496    235,370
                                                              ---------------  ----------

  Total interest income                                             3,430,832  2,498,005
                                                              ---------------  ----------

Interest expense:
  Deposits                                                          1,750,863  1,534,527
  Repurchase agreements                                                30,360     29,070
                                                              ---------------  ----------

  Total interest expense                                            1,781,223  1,563,597
                                                              ---------------  ----------

        Net interest income                                         1,649,609    934,408

Provision for loan losses                                             447,500    213,250
                                                              ---------------  ----------

        Net interest income after provision for loan losses         1,202,109    721,158
                                                              ---------------  ----------

Other income:
  Service charges on deposit accounts                                  99,029     43,665
  Mortgage origination fees                                           352,847    120,359
  Trust department fees                                               112,244     69,798
  Securities gains /(losses)                                           35,518    (10,511)
  Other operating income                                               70,326     22,050
                                                              ---------------  ----------

        Total other income                                            669,964    245,361
                                                              ---------------  ----------

Other expense:
  Salaries and other personnel expense                                800,740    602,458
  Net occupancy and equipment expense                                 246,829    216,933
  Other operating expense                                             452,294    300,263
                                                              ---------------  ----------

        Total other expense                                         1,499,863  1,119,654
                                                              ---------------  ----------

        Net income (loss) before tax expense/ (benefit)               372,210   (153,135)

Income tax expense/(benefit)                                          129,185    (58,564)

        Net income (loss)                                     $       243,025    (94,571)
                                                              ===============  ==========

Basic earnings (loss) per share                               $           .08       (.05)
                                                              ===============  ==========

Diluted earnings (loss) per share                             $           .08       (.05)
                                                              ===============  ==========

Weighted average shares outstanding                                 2,946,820  1,845,987
                                                              ===============  ==========

See  accompanying  notes  to  consolidated  financial  statements.

                            NICOLET BANKSHARES, INC.

                Consolidated Statements of Comprehensive Income

               For the Three Months Ended March 31, 2003 and 2002
                                  (Unaudited)

                                                                  2003      2002
                                                                --------  --------
Net earnings (loss)                                             $243,025  (94,571)
                                                                --------  --------

Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities available for sale,    117,001   25,973
    net of tax of $78,000 and $17,315

  Realized (losses) gains on securities available for sale,
    net of tax of $14,207 and $4,204                              21,311    6,307
                                                                --------  --------

Total other comprehensive income, net of tax                     138,312   32,280
                                                                --------  --------

Comprehensive income (loss)                                     $381,337  (62,291)
                                                                ========  ========

See  accompanying  notes  to  consolidated  financial  statements.

                                      NICOLET BANKSHARES, INC.

                                Consolidated Statements of Cash Flows

                         For the Three Months Ended March 31, 2003 and 2002
                                            (Unaudited)

                                                                               2003           2002
                                                                           -------------  ------------
Cash flows from operating activities:
  Net income (loss)                                                        $    243,025       (94,571)
  Adjustments to reconcile net income (loss) to net
    cash provided (used)  by operating activities:
      Provision for loan losses                                                 447,500       213,250
      Depreciation, amortization and accretion                                  125,946       134,083
      (Gain)/Loss on Sale of Securities                                         (35,518)       10,511
  Change in:
      Loans held for sale                                                   ( 2,651,544)    1,829,650
      Other                                                                    (513,902)     (202,226)
                                                                           -------------  ------------

          Net cash (used) provided by operating activities                   (2,384,493)    1,890,697
                                                                           -------------  ------------

Cash flows from investing activities:
  Proceeds from calls, maturities and paydowns
    of investment securities available for sale                                 453,719       545,181
  Purchases of investment securities available for sale                      (3,765,688)            -
  Sale of investment securities available for sale                            3,045,803             -
  Change in loans                                                           (21,958,702)  (21,205,516)
  Purchases of premises and equipment                                           (46,638)     (340,353)
  Purchase of cash surrender value life insurance                                     -    (4,000,000)
                                                                           -------------  ------------

          Net cash used by investing activities                             (22,271,506)  (25,000,688)
                                                                           -------------  ------------

Cash flows from financing activities:
  Net change in deposits                                                     34,531,588     6,561,468
  Net change in repurchase agreements                                        (2,165,244)    3,682,878
                                                                           -------------  ------------

          Net cash provided by financing activities                          32,366,344    10,244,346
                                                                           -------------  ------------

Net increase (decrease) in cash and cash equivalents                          7,710,345   (12,865,645)

Cash and cash equivalents at beginning of the period                          7,011,732    18,501,863
                                                                           -------------  ------------

Cash and cash equivalents at end of period                                 $ 14,722,077     5,636,218
                                                                           =============  ============

Supplemental schedule of noncash investing activities:
  Change in unrealized gain on securities available for sale, net of tax   $    138,312       (32,280)

Supplemental disclosure of cash flow information:
  Interest paid                                                            $  1,486,379     1,345,435

See  accompanying  notes  to  consolidated  financial  statements.

                            NICOLET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)



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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Item  2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                PLAN OF OPERATION


CRITICAL  ACCOUNTING  POLICIES

     The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States (GAAP) and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates that, in the case of the determination of our allowance for loan losses and the recognition of our deferred income tax assets, have been critical to the determination of our financial position, results of operations and cash flows.

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

NET  EARNINGS  (LOSS)  PER  SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The presentation of earnings per share is required on the face of the statement of operations with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants.

     FOR THE THREE MONTHS ENDED MARCH 31, 2003                                   Per Share
                                                    Net Earnings   Common Shares  Amount
                                                    -------------  -------------  -------
     Basic earnings per share                       $     243,025      2,946,820  $   .08
     Effect of dilutive securities - stock options              -         44,511        -
                                                    -------------  -------------  -------
     Diluted earnings per share                     $     243,025      2,991,331  $   .08
                                                    =============  =============  =======

CHANGES  IN  FINANCIAL  CONDITION

     Total assets at March 31, 2003 were $283,148,000 representing a $33,142,000(13%) increase from December 31, 2002. Deposits increased $34,532,000 (17%) from December 31, 2002. Brokered CD's totalled $140,352,000, or 57% of total deposits, as of March 31, 2003, compared to $123,730,000, or 60% of total deposits, as of December 31, 2002. Loans increased $21,959,000 from December 31, 2002.

     The allowance for loan losses at March 31, 2003 totaled $2,865,000, representing 1.19% of total loans compared to the December 31, 2002 total of $2,653,000, which represented 1.25 % of total loans. Non-performing loans are defined as loans greater than 90 days past due, non-accrual and restructured loans. As of March 31, 2003, non-performing loans totaled $1,953,000 compared to $2,292,000 at December 31, 2002. Management attempts to maintain an allowance that is deemed adequate based on the evaluation of specific credits along with the overall condition of the portfolio. See "Critical Accounting Policies - Allowances for Loan Losses".


RESULTS  OF  OPERATIONS

     Overall Year to Date. Our results for the three months ended March 31, 2003, when compared to the three months ended March 31, 2002, were highlighted by the continued growth of our earning assets which resulted in increased net interest income and growth in noninterest income. Total revenues, which are comprised of interest income and noninterest income, for the three months ended March 31, 2003 were $4.1 million, compared to total revenues for the three months ended March 31, 2002 of $2.7 million. The provision for loan losses was $448,000 for the first three months of 2003 compared to $213,000 in the first three months of 2002, with both of these amounts attributable to the growth in loans in the respective periods. Noninterest expenses were $1.5 million for the three months ended March 31, 2003, compared to $1.1 million for the three months ended March 31, 2002. On a pre-tax basis net earnings for the three months ended March 31, 2003 were $372,000 compared to pre-tax loss of $153,000 for the same 2002 period. Net income for the three months ended March 31, 2003 was $243,000 compared to a net loss of $95,000 for the three months ended March 31, 2002.

     Net Interest Income. For the three months ended March 31, 2003, we reported net interest income of $1.6 million, a 76% increase over the $934,000 reported for the period ended March 31, 2002.

     Our  yield  on earning assets for the three months ended March 31, 2003 was
5.62 % while the cost of funding sources was 3.42 %. While net interest spread was 2.20 %, net interest margin, which considers the effect of non-interest bearing deposits, was 2.70%. For the three months ended March 31, 2002, the yield on earning assets was 5.92% and the cost of funding sources was 4.24%, creating a net interest spread of 1.69% and a net interest margin of 2.21%. Our overall results of operations are materially consistent with our year to date planned/budgeted operations.

     Provision for Loan Losses. We provided $448,000 for the three months ended March 31, 2003 to the allowance for loan losses for potential problem loans, compared to $213,000 for the corresponding period in 2002. See "Critical Accounting Policies - Allowances for Loan Losses".

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

     For the three months ended March 31, 2003, our noninterest income was $670,000, which was an increase of $425,000, or 173%, when compared to the three months ended March 31, 2002. Noninterest income comprised 29% of our total revenues (net interest income plus noninterest income) for the first three months of 2002. It is our goal to have the percentage of noninterest income to total revenues remain at this level or higher over time such that we develop and maintain more diversified fee-generating revenue streams. Primary increase in this area were in mortgage origination fees (due to the continued refinancing activity in the home mortgage sector) and trust department fees (due to continued penetration in this market segment).

     Noninterest expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the three months ended March 31, 2003, we incurred approximately $1.5 million in noninterest expenses compared to $1.1 million for the three months ended March 31, 2002. Our primary component of noninterest expense is salaries and employee benefits.

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

     At March 31, 2003, we had arrangements with various commercial banks for short term unsecured advances up to $18.5 million. As of March 31, 2003, we had no outstanding balances under these arrangements.

     Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and cash equivalents increased by $7.7 million to $14.7 million during the three months ended March 31, 2003. Cash provided by operations totaled $1.6 million for the three months ended March 31, 2003 compared to $1.9 of cash used by operations in 2002. Net cash provided by financing activities for the three months ended March 31, 2003 totaled $32.4 million, which was primarily made up of $34.5 million of increased deposits. Outflows from investing activities for the three months ended March 31, 2003 totaled $23.1 million, most of which was net loan increases of $22.8 million and purchases of investment securities available-for-sale of $3.8 million.

CAPITAL

     The following tables present the Company's regulatory capital position at March 31, 2003:

        Risk-Based Capital Ratios
       --------------------------

       Tier 1 Tangible Capital, Actual                                  13.00%
       Tier 1 Tangible Capital minimum requirement                       4.00%
                                                                      --------

       Excess                                                            9.00%
                                                                      ========

       Total Capital, Actual                                            14.19%
       Total Capital minimum requirement                                 8.00%
                                                                      --------

       Excess                                                            6.19%
                                                                      ========

Leverage  Ratio
---------------

       Tier 1 Tangible Capital to adjusted total assets, Actual  11.73%
       Minimum leverage requirement                               4.00%
                                                                 ------

       Excess                                                     7.73%
                                                                 ======



Item  3.

CONTROLS  AND  PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as of a date within 90 days prior to the date of this report (the "Evaluation Date"), our management, including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to Nicolet Bankshares, Inc., including its consolidated subsidiary that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. There were no significant changes in internal controls or, to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the Evaluation Date, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                            NICOLET BANKSHARES, INC.

                           PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
          ------------------
          There are no material pending legal proceedings to which Nicolet is a party or of which any of its property is the subject.

Item 2.   Changes  in  Securities
          -----------------------
          None

Item 3.   Defaults  Upon  Senior  Securities
          ----------------------------------
          None

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders
          -----------------------------------------------------------
          None

Item 5.   Other  Information
          ------------------
          None

Item 6.   Exhibits  and  Reports  on  Form  8-K
          -------------------------------------

          (a)  Exhibits

          Exhibit
          Number   Description
          99.1     Certification by Chief Executive Officer and Chief Financial
                   officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002

          (b)  Reports  on  Form  8-K

               None

                            NICOLET BANKSHARES, INC.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NICOLET BANKSHARES, INC.



                                     By: /s/ Robert B. Atwell
                                         ---------------------------
                                         Robert B. Atwell, President/CEO
                                         (Principal Executive Officer)


                                     Date:  May 14, 2003
                                          --------------------------



                                     By: /s/ Jacqui A. Engebos
                                         ---------------------------
                                         Jacqui A. Engebos, CFO
                                         (Principal Financial and Accouting
                                         Officer)


                                     Date:  May 14, 2003
                                          --------------------------

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER


I, Robert B. Atwell, the Chief Executive Officer of Nicolet Bankshares, Inc. (the "Company"), certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of the Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

          4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;
               (b) evaluated the effectiveness of the Company's internal disclosures controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and
               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

          5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and.

          6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Dated this 14th day of May 2003.


                            /s/ Robert B. Atwell
                            -----------------------
                            Robert B. Atwell
                            Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER


I, Jacqui A. Engebos, the Chief Financial Officer of Nicolet Bankshares, Inc. (the "Company"), certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of the Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

          4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;
               (b) evaluated the effectiveness of the Company's internal disclosures controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and
               (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

          5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and.

          6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Dated this 14th day of May 2003.


                            /s/ Jacqui A. Engebos
                            -----------------------
                            Jacqui A. Engebos
                            Chief Financial Officer