Form 10QSB
period 2003-06-30
NICOLET BANKSHARES INC
filed 2003-08-13
CIK 1174850

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20219

                                   FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from_______to

                          Commission File No.:  0-50248


                            Nicolet Bankshares, Inc.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

Wisconsin                                                             47-0871001
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

110 S. Washington
Green Bay, Wisconsin                                                       54301
--------------------------------------------------------------------------------
 (Address of principal executive offices)                             (Zip Code)

                                  920-430-1400
                                  ------------
                               (Telephone Number)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $.01 per share: 2,946,820 shares outstanding as of July 9, 2003.

           Transitional small business disclosure format (check one):

                                   YES     NO XX
                                       --     --

                                       NICOLET BANKSHARES, INC.


     INDEX

                                                                                          Page  No.
                                                                                          ---------

PART  I         FINANCIAL  INFORMATION

    Item 1.     Consolidated Financial Statements

                Consolidated Balance Sheets (unaudited) at June 30, 2003                        3
                and December 31, 2002

                Consolidated Statements of Operations (unaudited) for the Three Months and
                Six Months Ended June 30, 2003 and 2002                                         4

                Consolidated Statements of Comprehensive Income (unaudited)                     5
                for the Three Months and Six Months Ended June 30, 2003 and 2002

                Consolidated Statements of Cash Flows (unaudited) for the Six
                Months Ended June 30, 2003 and 2002                                             6

                Notes to Consolidated Financial Statements (unaudited)                        7-8

    Item 2.     Management's Discussion and Analysis of Financial Condition or
                Plan of Operations                                                           9-14

    Item 3.     Controls and Procedures                                                        14

PART II.        OTHER INFORMATION

    Item 1.     Legal Proceedings                                                              15

    Item 2.     Changes in Securities and Use of Proceeds                                      15

    Item 3.     Defaults Upon Senior Securities                                                15

    Item 4.     Submission of Matters to a Vote of Security Holders                            15

    Item 5.     Other Information                                                              15

    Item 6.     Exhibits and Reports on Form 8-K                                               16




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

     Readers should not place undue reliance on forward-looking statements, which reflect our view only as of the date of this Form 10-QSB. We undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. Readers should also carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.


PART  I.  FINANCIAL  INFORMATION
Item  1.  Consolidated  Financial  Statements

                                 NICOLET BANKSHARES, INC.

                                Consolidated Balance Sheets

                      June 30, 2003 (unaudited) and December 31, 2002

                                          Assets
                                          ------

                                                        June 30, 2003
                                                         (unaudited)    December 31, 2002
                                                       ---------------  ------------------
Cash and due from banks                                $   13,903,236           5,886,787
Interest bearing deposits                                      25,701             738,945
Federal funds sold                                          1,541,000             386,000
                                                       ---------------  ------------------

    Cash and cash equivalents                              15,469,937           7,011,732

Investment securities available for sale                   23,399,461          20,895,945
Other investments                                           1,255,508           1,084,908
Loans held for sale                                         3,855,500           2,811,129
Loans, net of allowance for loan losses of $3,145,255
  and $2,652,990, respectively                            248,842,868         209,926,688
Premises and equipment, net                                 2,498,173           2,478,148
Bank owned life insurance                                   3,955,659           3,841,551
Accrued interest receivable and other assets                2,783,614           1,955,284
                                                       ---------------  ------------------

                                                       $  302,060,720         250,005,385
                                                       ===============  ==================

                             Liabilities and Stockholders' Equity
                             ------------------------------------

Liabilities:
 Deposits:
   Noninterest-bearing                                 $   28,517,706          17,602,152
   Interest-bearing                                       236,194,470         189,129,180
                                                       ---------------  ------------------

       Total deposits                                     264,712,176         206,731,332

   Short term borrowings                                    3,867,727          10,831,089
   Accrued interest payable and other liabilities           1,525,285           1,194,439
                                                       ---------------  ------------------

       Total liabilities                                  270,105,188         218,756,860

Shareholders' equity:
   Common stock, $.01 par value; authorized
     30,000,000 shares; issued and outstanding
     2,946,820 shares                                          29,468              29,468
   Additional paid-in capital                              32,062,146          32,062,146
   Accumulated deficit                                       (415,255)         (1,053,741)
   Accumulated other comprehensive income                     279,173             210,652
                                                       ---------------  ------------------

       Total shareholders' equity                          31,955,532          31,248,525
                                                       ---------------  ------------------

                                                       $  302,060,720         250,005,385
                                                       ===============  ==================

See  accompanying  notes  to  unaudited  consolidated  financial  statements

                                              NICOLET BANKSHARES, INC.

                                       Consolidated Statements of Operations

                           For the Three Months and Six Months Ended June, 2003 and 2002
                                                    (Unaudited)

                                                       Three Months    Three Months    Six Months      Six Months
                                                          Ended           Ended           Ended          Ended
                                                      June 30, 2003   June 30, 2002   June 30, 2003  June 30, 2002
                                                      --------------  --------------  -------------  --------------
Interest income:
 Loans                                                $    3,520,726      2,599,430       6,761,683      4,827,562
 Federal funds sold                                            8,726          9,928          16,105         44,431
 Investment securities                                       285,378        200,324         459,031        435,654
 Interest bearing deposits                                     6,486          3,820          15,329          3,860
                                                      --------------  --------------  -------------  --------------
 Total interest income                                     3,821,316      2,813,502       7,252,148      5,311,507
                                                      --------------  --------------  -------------  --------------
Interest expense:
 Deposits                                                  1,839,584      1,596,692       3,590,447      3,131,219
 Federal funds purchased                                      13,973         18,906          13,973         18,906
 Short term borrowings                                         7,056         21,808          37,416         50,878
                                                      --------------  --------------  -------------  --------------
 Total interest expense                                    1,860,613      1,637,406       3,641,836      3,201,003
                                                      --------------  --------------  -------------  --------------
       Net interest income                                 1,960,703      1,176,096       3,610,312      2,110,504
Provision for loan losses                                    662,500        300,000       1,110,000        513,250
                                                      --------------  --------------  -------------  --------------
       Net interest income after provision
        for loan losses                                    1,298,203        876,096       2,500,312      1,597,254
                                                      --------------  --------------  -------------  --------------
Other income:
 Service charges on deposit accounts                         109,029         54,458         208,058         98,123
 Mortgage origination fees                                   495,830         76,637         848,677        196,996
 Trust department fees                                       128,036         90,916         240,280        160,714
 Securities gains /(losses)                                  259,764         (3,144)        295,282         (3,144)
 Other operating income                                      107,903         98,613         178,229        110,152
                                                      --------------  --------------  -------------  --------------
       Total other income                                  1,100,562        317,480       1,770,526        562,841
                                                      --------------  --------------  -------------  --------------
Other expense:
 Salaries and other personnel expense                        913,716        638,856       1,714,456      1,241,314
 Net occupancy and equipment expense                         158,946        131,893         306,720        259,697
 Other operating expense                                     719,738        393,962       1,271,087        783,354
                                                      --------------  --------------  -------------  --------------
       Total other expense                                 1,792,400      1,164,711       3,292,263      2,284,365
                                                      --------------  --------------  -------------  --------------
       Net income (loss) before tax
        expense/ (benefit)                                   606,365         28,865         978,575       (124,270)
Income tax expense/(benefit)                                 210,904         12,001         340,089        (46,563)
                                                      --------------  --------------  -------------  --------------
       Net income (loss)                              $      395,461         16,864         638,486        (77,707)
                                                      ==============  ==============  =============  ==============
Basic earnings (loss) per share based on
  average outstanding shares of 2,946,820 and
  1,845,987 in 2003 and 2002, respectively            $          .13            .01             .22           (.04)
                                                      ==============  ==============  =============  ==============
Diluted earnings (loss) per share based on average
  common stock equivalents outstanding of 3,019,003
  and 1,878,957 in 2003 and 2002, respectively        $          .13            .01             .21           (.04)
                                                      ==============  ==============  =============  ==============

See accompanying notes to unaudited consolidated financial statements.

                                              NICOLET BANKSHARES, INC.

                                   Consolidated Statements of Comprehensive Income

                          For the Three Months and Six Months Ended June 30, 2003 and 2002
                                                     (Unaudited)

                                                       Three Months    Three Months     Six Months      Six Months
                                                          Ended           Ended           Ended           Ended
                                                      June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                                      --------------  --------------  --------------  --------------
Net income (loss)                                           395,461          16,864         638,486         (77,707)
                                                      --------------  --------------  --------------  --------------

Other comprehensive (loss)  income, net of tax:
 Unrealized (losses) gains on securities available
   for sale, net of tax of ($150,434), $113,734,           (225,649)        170,600        (108,648)        138,320
   ($72,433) and $92,214, respectively

 Realized gains (losses) on securities available
   for sale, net of tax of $103,906, ($1,258),
   $118,113 and ($1,258), respectively                      155,858          (1,886)        177,169          (1,886)
                                                      --------------  --------------  --------------  --------------

Total other comprehensive (loss) income, net of tax         (69,791)        168,714          68,521         136,434
                                                      --------------  --------------  --------------  --------------

Comprehensive income                                        325,670         185,578         707,007          58,727
                                                      ==============  ==============  ==============  ==============

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                                       NICOLET BANKSHARES, INC.

                                Consolidated Statements of Cash Flows

                           For the Six Months Ended June 30, 2003 and 2002
                                             (Unaudited)

                                                                              2003           2002
                                                                          -------------  ------------
Cash flows from operating activities:
 Net income (loss)                                                        $    638,486       (77,707)
 Adjustments to reconcile net income (loss) to net
    cash provided (used in) by operating activities:
   Provision for loan losses                                                 1,110,000       513,250
   Depreciation, amortization and accretion                                    244,164       285,296
   (Gain)/Loss on Sale of Securities                                          (295,282)        3,144
 Change in:
   Loans held for sale                                                      (1,044,371)    1,762,850
   Accrued interest receivable and other assets                               (942,438)   (1,109,118)
   Accrued interest payable and other liabilities                              285,166       255,749
                                                                          -------------  ------------

       Net cash (used in) provided by operating activities                      (4,275)    1,633,464
                                                                          -------------  ------------

Cash flows from investing activities:
 Proceeds from calls, maturities and paydowns
    of investment securities available for sale                                723,950    10,737,955
 Purchases of investment securities available for sale                      (9,275,751)   (3,997,120)
         Sale of investment securities available for sale                    6,473,178             -
 Purchases of other investments                                               (170,600)       (6,871)
 Change in loans                                                           (40,026,180)  (43,883,863)
 Purchases of premises and equipment                                          (279,599)     (275,413)
 Purchase of bank owned life insurance                                               -    (3,710,225)
                                                                          -------------  ------------

       Net cash used in investing activities                               (42,555,002)  (41,135,537)
                                                                          -------------  ------------

Cash flows from financing activities:
 Net change in deposits                                                     57,980,844    36,668,098
 Net change in short term borrowings                                        (6,963,362)     (219,562)
                                                                          -------------  ------------

       Net cash provided by financing activities                            51,017,482    36,448,536
                                                                          -------------  ------------

Net increase (decrease) in cash and cash equivalents                         8,458,205    (3,053,537)

Cash and cash equivalents at beginning of the period                         7,011,732    18,501,863
                                                                          -------------  ------------

Cash and cash equivalents at end of period                                $ 15,469,937    15,448,326
                                                                          =============  ============

Supplemental schedule of noncash investing activities:
 Change in unrealized gain on securities available for sale, net of tax   $     68,521       136,434

Supplemental disclosure of cash flow information:
 Interest paid                                                            $  3,463,677     2,876,141
 Taxes paid                                                               $    531,000        26,000

See  accompanying  notes  to  unaudited  consolidated  financial  statements.

                            NICOLET BANKSHARES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)     Nature  of  Operations
        ----------------------
        Nicolet Bankshares, Inc. was incorporated on April 5, 2000. Effective June 6, 2002, Nicolet Bankshares, Inc. received approval to become a one-bank holding company owning 100% of the stock of Nicolet National Bank.

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

(2)     Principles  of  Consolidation
        -----------------------------
        The unaudited consolidated financial statements include the accounts of Nicolet Bankshares, Inc. and its wholly owned subsidiary, Nicolet National Bank (collectively called "Nicolet"). All significant intercompany balances and transactions have been eliminated in consolidation.

(3)     Basis  of  Presentation
        -----------------------
        The accounting principles followed by Nicolet and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuation of investment securities available-for-sale, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission.

(4)     Rate  Sensitivity
        -----------------
        Asset/liability management is the process by which we monitor and control the mix and maturities of our assets and liabilities. The essential purposes of asset/liability management are to ensure adequate liquidity and to maintain an appropriate balance between interest sensitive assets and interest sensitive liabilities to minimize potentially adverse impacts on earnings from changes in market interest rates.

        The principal monitoring technique employed by us is the measurement of our interest sensitivity "gap," which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in this same time interval helps to minimize interest rate risk and manage net interest income in changing interest rate environments.

(5)     Recent  Accounting  Developments
        --------------------------------
        The Financial Accounting Standards Board has issued Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement
        133. The Statement is effective for contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Financial Accounting Standards Board has issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires that certain freestanding financial instruments be reported as liabilities in the balance sheet. Depending on the type of financial instrument, it is required to be accounted for at either fair value or the present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. Prior to the application of Statement No. 150, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. The Statement is effective July 1, 2003.

        Implementation of these Statements is not expected to have a material impact on our consolidated financial statements.

(6)     Off  Balance  Sheet  Items  and  Contingencies
        ----------------------------------------------
        Off-balance sheet items consist of commitments to originate loans, unused lines of credit and standby letters of credit totaling approximately $62,500,000 as of June 30, 2003. This compares to $57,231,000 at December 31, 2002. Our commitments to originate loans is on a best effort basis; therefore there are no contingent liabilities associated with them. We have historically funded off-balance sheet commitments with its primary sources of funds and we anticipate that this will continue.

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

Stock-Based  Compensation

As of June 30, 2003, we sponsor two stock-based compensation plans. During 2000, we adopted a Stock Incentive Plan covering up to 285,000 shares of our common stock. During 2002, we adopted a second Stock Incentive Plan covering up to 125,000 shares of our common stock. These Plans are administered by the Administrative Committee of the Board of Directors and provide for the granting of options to purchase shares of the common stock to officers, directors and key employees of Nicolet. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Administrative Committee of the Board of Directors. Options will be exercisable in whole or in part upon such terms as may be determined by the Committee. Options expire ten years after the date of grant. As of June 30, 2003, a total of 176,834 shares are available for grant from these plans.

We account for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                         For the Three   For the Three   For the Six    For the Six
                                          Months Ended   Months Ended   Months Ended    Months Ended
                                         June 30, 2003   June 30, 2002  June 30, 2003  June 30, 2002
                                         --------------  -------------  -------------  --------------
Net income (loss) as reported            $      395,461         16,864        638,486        (77,707)

Deduct: Total stock-based employee
  compensation expense determined
  under fair-value based method for all
  awards, net of tax                             24,103              -         32,513          7,362
                                         --------------  -------------  -------------  --------------

Pro forma net income (loss)              $      371,358         16,684        605,973        (85,069)
                                         ==============  =============  =============  ==============

Basic earnings (loss) per share:

  As reported                            $          .13            .01            .11           (.04)
                                         ==============  =============  =============  ==============

  Pro forma                              $          .13            .01            .21           (.05)
                                         ==============  =============  =============  ==============

Diluted earnings (loss) per share

  As reported                            $          .13            .01            .21            N/A
                                         ==============  =============  =============  ==============

  Pro forma                              $          .12            .01            .20            N/A
                                         ==============  =============  =============  ==============

The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following weighted average assumptions for 2003 and 2002: dividend yield of 0%; risk free interest rate of 3.3725% and 3% and an expected life of 7 years. For disclosure purposes, we immediately recognized the expense associated with option grants assuming all awards will vest. The weighted average grant-date fair value of options granted in 2003 and 2002 was $2.55 and $2.31, respectively.

NET  EARNINGS  (LOSS)  PER  SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The presentation of earnings per share is required on the face of the statement of operations with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants. Diluted earnings per share for the six months ended June 30, 2002, is not presented on the statement of operations or in the tables herein as the effect on earnings for that period is anti-dilutive.

FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                Net Earnings   Common Shares
                                               --------------  -------------
Basic earnings per share                       $     638,486       2,946,820

Effect of dilutive securities - stock options              -          72,183
                                               --------------  -------------
Diluted earnings per share                     $     638,486       3,019,003
                                               ==============  =============

FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                               Net Earnings    Common Shares
                                               --------------  -------------
Basic earnings per share                       $     (77,707)      1,845,987

Effect of dilutive securities - stock options              -          32,970
                                               --------------  -------------
Diluted earnings per share                     $     (77,707)      1,878,957
                                               ==============  =============

FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                               Net Earnings    Common Shares
                                               --------------  -------------
Basic earnings per share                       $     395,461       2,946,820

Effect of dilutive securities - stock options              -          72,183
                                               --------------  -------------
Diluted earnings per share                     $     395,461       3,019,003
                                               ==============  =============

FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                               Net Earnings    Common Shares
                                               --------------  -------------
Basic earnings per share                       $      16,864       1,845,987

Effect of dilutive securities - stock options              -          32,970
                                               --------------  -------------
Diluted earnings per share                     $      16,864       1,878,957
                                               ==============  =============

CHANGES  IN  FINANCIAL  CONDITION

     Total assets at June 30, 2003 were $302 million representing a $52 million (21%) increase from December 31, 2002. Deposits increased $58 million (28%) from December 31, 2002. Brokered CD's totalled $159 million, or 60% of total deposits, as of June 30, 2003, compared to $124 million, or 60% of total deposits, as of December 31, 2002. Net loans increased $39 million from December 31, 2002.

The allowance for loan losses at June 30, 2003 totaled $3.1 million, representing 1.25% of total loans compared to the December 31, 2002 total of $2.7 million, which also represented 1.25% of total loans. Non-performing loans are defined as loans greater than 90 days past due, non-accrual and restructured loans. As of June 30, 2003, non-performing loans totaled $1.3 million compared to $2.3 million at December 31, 2002. Management attempts to maintain an allowance that is deemed adequate based on the evaluation of specific credits along with the overall condition of the portfolio. See "Critical Accounting Policies - Allowances for Loan Losses".

RESULTS  OF  OPERATIONS

     Overall Year to Date. Our results for the six months ended June 30, 2003, when compared to the six months ended June 30, 2002, were highlighted by the continued growth of our earning assets which resulted in increased net interest income and growth in noninterest income. Total revenues, which are comprised of interest income and noninterest income, for the six months ended June 30, 2003 were $9.0 million, compared to total revenues for the six months ended June 30, 2002 of $5.9 million. The provision for loan losses was $1.1 million for the first six months of 2003 compared to $500,000 in the first six months of 2002, with both of these amounts attributable to the growth in loans in the respective periods. Noninterest expenses were $3.3 million for the six months ended June 30, 2003, compared to $2.3 million for the six months ended June 30, 2002. On a pre-tax basis net income for the six months ended June 30, 2003 were $979,000 compared to a pre-tax net loss of $124,000 for the same 2002 period. Net income for the six months ended June 30, 2003 was $638,000 compared to a net loss of $78,000 for the six months ended June 30, 2002.

     Overall  Current  Quarter.  Total  revenues for the three months ended June
30, 2003 were $4.9 million, compared to total revenues for the three months ended June 30, 2002 of $3.1 million. The provision for loan losses was $663,000 for the second quarter of 2003 compared to $300,000 in the second quarter of 2002, with both of these amounts attributable to the growth in loans in the applicable period. Noninterest expenses were $1.8 million for the three months ended June 30, 2003, compared to $1.2 million for the three months ended June 30, 2002. For the quarter ended June 30, 2003, we recorded net income of $395,000 compared to net income of $17,000 for the three months ended June 30, 2002.

     Net Interest Income. For the six months ended June 30, 2003, we reported net interest income of $3.6 million, a 71% increase over the $2.1 million reported for the six-month period ended June 30, 2002. For the three months ended June 30, 2003, we reported net interest income of approximately $2.0 million a 67% increase over the $1.2 million for the same three-month period in 2002.

     Our yield on interest earning assets for the six months ended June 30, 2003 was 5.48% while our cost of funding sources was 3.30%. While net interest spread was 2.18%, net interest margin, which considers the effect of noninterest bearing deposits, was 2.73%. For the six months ended June 30, 2002, our yield on interest earning assets was 6.04% and our cost of funding sources was 4.09%, creating a net interest spread of 1.95% and a net interest margin of 2.23%. Our yield on interest earning assets for the three months ended June 30, 2003 was 5.49% while the cost of funding sources was 3.20%. While net interest spread was 2.29%, net interest margin was 2.82%. For the three months ended June 30, 2002, our yield on interest earning assets was 6.11% and our cost of funding sources was 4.03%, creating a net interest spread of 2.08% and a net interest margin of 2.55%. Our overall results of operations are materially consistent with our year to date planned/budgeted operations.

     Provision for Loan Losses. We provided $1.1 million for the six months ended June 30, 2003 to the allowance for loan losses for potential problem loans, compared to $500,000 for the corresponding period in 2002. See "Critical Accounting Policies - Allowances for Loan Losses".

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

     For the six months ended June 30, 2003, our noninterest income was $1.8 million, which was an increase of $1.2 million, or 214%, when compared to the six months ended June 30, 2002. For the three months ended June 30, 2003, our noninterest income was $1.1 million, which was an increase of approximately $800,000, or 246% when compared to the three months ended June 30, 2002. Noninterest income comprised 19.6% of our total revenues (net interest income plus noninterest income) for the first six months of 2003 compared to 9.6% for the first six months of 2002. For the three months ended June 30, 2003 non-interest income comprised 22.4% of our total revenues, compared to 10.1% for the same period in 2002. Primary increases in this area were in mortgage origination fees (due to the continued refinancing activity in the home mortgage sector) and trust department fees (due to continued penetration in this market segment) as well as gains from the sale of investment securities available for sale.

     Noninterest expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the six months ended June 30, 2003, we incurred approximately $3.3 million in noninterest expenses compared to $2.3 million for the six months ended June 30, 2002. For the three months ended June 30, 2003, we incurred approximately $1.8 million in noninterest expenses compared to $1.2 million for the same three-month period in 2002. Our primary component of noninterest expense continues to be salaries and employee benefits, and the increases described above are attributable principally to our employment of additional personnel and the related overhead expenses to accommodate our growth.

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

     At June 30, 2003, we had arrangements with various commercial banks for short term unsecured advances up to $18.5 million. As of June 30, 2003, we had no outstanding balances under these arrangements.

     Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and cash equivalents increased by $8.5 million to $15.5 million during the six months ended June 30, 2003. Cash used by operations approximated $4,000 for the six months ended June 30, 2003 compared to $1.6 million of cash provided by operations for the same six month period in 2002. Net cash provided by financing activities for the six months ended June 30, 2003 totaled $51.0 million, which was primarily made up of $58.0 million of increased deposits compared to cash provided by financing activities of $36.5 million for the same six month period in 2002, which was primarily made up of $36.7 million of increased deposits. Outflows from investing activities for the six months ended June 30, 2003 totaled $42.6 million, most of which was loan increases of $40.0 million, purchases of investment securities available-for-sale of $9.3 million and proceeds from sales of investment securities available-for-sale of $6.4 million. For the same six month period in 2002, our outflows from investing activities totaled $41.1 million, which was mostly comprised of increases in loans of $43.9 million, purchases of investment securities available-for-sale of $4.0 million, purchased of bank owned life insurance of $3.7 million and proceeds  from  sales  of  investment  securities  available-for-sale  of  $10.7 million.

CAPITAL

     The following tables present the Company's regulatory capital position as of June 30, 2003 and December 31, 2002:


     Risk-Based  Capital  Ratios
     ---------------------------
                                                               June 30, 2003   December 31, 2002
                                                               --------------  ------------------

     Tier 1 Tangible Capital, Actual                                   12.17%              14.10%
     Tier 1 Tangible Capital minimum requirement                        4.00%               4.00%
                                                               --------------  ------------------

     Excess                                                             8.17%              10.10%
                                                               ==============  ==================

     Total Capital, Actual                                             13.38%              15.10%
     Total Capital minimum requirement                                  8.00%               8.00%
                                                               --------------  ------------------

     Excess                                                             5.38%               7.10%
                                                               ==============  ==================


     Leverage Ratio
     --------------

     Tier 1 Tangible Capital to adjusted total assets, Actual          11.06%              14.90%
     Minimum leverage requirement                                       4.00%               4.00%
                                                               --------------  ------------------

     Excess                                                             7.06%              10.90%
                                                               ==============  ==================

ITEM  3.
                             CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Nicolet Bankshares, Inc. (including its consolidated subsidiary) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

                            NICOLET BANKSHARES, INC.

                           PART II.  OTHER INFORMATION

Item  1.     Legal  Proceedings
             ------------------
             There are no material pending legal proceedings to which Nicolet is a party or of which any of its property is subject.

Item  2.     Changes  in  Securities  and  Use  of  Proceeds
             -----------------------------------------------
             Not  applicable

Item  3.     Defaults  Upon  Senior  Securities
             ----------------------------------
             None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
             -----------------------------------------------------------
             Our  annual  meeting  of  stockholders  was  held  on  May 6, 2003.

             The following is a summary of matters submitted to a vote of security holders:

             1. The election of the following directors to serve a one year term:

             Robert B. Atwell      Michael F. Felhofer    Terrence J. Lemerond  Sandra A. Renard
             Michael E. Daniels    James M. Halron        Donald J. Long, Jr.   Robert J. Weyers
             Wendell E. Ellsworth  Philip J. Hendrickson  Wade T. Micoley
             Deanna L. Favre       Andrew F. Hetzel, Jr.  Ronald C. Miller

             A tabulation of votes (on a cumulative vote basis) concerning the election of directors is as follows. There were no broker non-votes.

                                          Shares voted         Shares   Shares abstained  Total shares  Total shares
                                            in favor          withheld    from voting     represented   outstanding
                                    ------------------------  --------  ----------------  ------------  ------------
                                    (by proxy and in person)
             Robert B. Atwell                      2,229,429     6,000         -
             Michael E. Daniels                    2,229,429     6,000         -
             Wendell E. Ellsworth                  2,225,429     8,000         -
             Deanna L. Favre                       2,239,429     1,000         -
             Michael F. Felhofer                   2,239,429     1,000         -
             James M. Halron                       2,239,429     1,000         -
             Philip J. Hendrickson                 2,239,429     1,000         -
             Andrew F. Hetzel, Jr.                 2,239,429     1,000         -
             Terrence J. Lemerond                  2,226,429     7,500         -
             Donald J. Long, Jr.                   2,239,429     1,000         -
             Wade T. Micoley                       2,237,429     2,000         -
             Ronald C. Miller                      2,277,229     1,000         -
             Sandra A. Renard                      2,239,429     1,000         -
             Robert J. Weyers                      2,239,429     1,000         -
                                                                                             2,244,129     2,946,820
                                                                                          ============  ============

Item  5.     Other  Information
             ------------------
             None

Item  6.     Exhibits  and  Reports  on  Form  8-K
             -------------------------------------

             (a)  Exhibits

             Exhibit
             Number   Description
             31.1     Certification by Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley  Act  of  2002.
             31.2     Certification by Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley  Act  of  2002.
             32.1     Certification by Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley  Act  of  2002
             32.2     Certification by Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley  Act  of  2002.

             (b)  Reports  on  Form  8-K

             On May 13, 2003, we filed a Form 8-K attaching an interim report to shareholders under Item 9 (Regulation FD disclosure).

             On May 23, 2003, we filed a Form 8-K reporting our change in independent auditors from Porter Keadle Moore, LLP to McGladrey & Pullen, LLP under Item 4 (Change in Registrant's Certifying Accountant).

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

                       NICOLET BANKSHARES, INC.

                       By:   /s/  Robert  B.  Atwell
                             ---------------------------
                             Robert  B.  Atwell, President/CEO
                             (Principal Executive Officer)

                       Date:  August 11, 2003

                       By:    /s/  Jacqui  A.  Engebos
                              --------------------------
                              Jacqui  Engebos,  CFO
                             (Principal Financial and Accounting Officer)

                       Date:  August 11, 2003