Form 10QSB
period 2003-09-30
NICOLET BANKSHARES INC
filed 2003-11-10
CIK 1174850

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20219

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                          Commission File No.:  0-50248


                            Nicolet Bankshares, Inc.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

     Wisconsin                                                     47-0871001
     ------------------------------------------------------------------------
     (State of Incorporation)            (I.R.S. Employer Identification No.)

     110 S. Washington
     Green Bay, Wisconsin                                               54301
     ------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)


                                  920-430-1400
                                  ------------
                               (Telephone Number)


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  XX   NO
                                      ----     ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $.01 per share: 2,950,154 shares outstanding as of October 22, 2003.

           Transitional small business disclosure format (check one):

                                   YES      NO  XX
                                       ----    ----

                            NICOLET BANKSHARES, INC.

     INDEX

                                                                        Page No.
                                                                       ---------

PART I         FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets (unaudited) at September         3
               30, 2003 and December 31, 2002

               Consolidated Statements of Operations (unaudited) for        4
               the Three Months and Nine Months Ended September 30,
               2003 and 2002

               Consolidated Statements of Comprehensive Income              5
               (unaudited) for the Three Months and Nine Months
               Ended September 30, 2003 and 2002

               Consolidated Statements of Cash Flows (unaudited)
               for the Nine Months Ended September 30, 2003 and 2002        6

               Notes to Consolidated Financial Statements (unaudited)       7-8

     Item 2.   Management's Discussion and Analysis of Financial            9-14
               Condition or Plan of Operations

     Item 3.   Controls and Procedures                                      14

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                            15

     Item 2.   Changes in Securities and Use of Proceeds                    15

     Item 3.   Defaults Upon Senior Securities                              15

     Item 4.   Submission of Matters to a Vote of Security Holders          15

     Item 5.   Other Information                                            15

     Item 6.   Exhibits and Reports on Form 8-K                             15




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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                                    NICOLET BANKSHARES, INC.

                             Consolidated Balance Sheets (unaudited)

                            September 30, 2003 and December 31, 2002


                                             Assets
                                             ------


                                                                   September 30,   December 31,
                                                                       2003            2002
                                                                  ---------------  -------------

Cash and due from banks                                           $    9,541,202      5,886,787
Interest bearing deposits                                                355,352        738,945
Federal funds sold                                                     5,437,000        386,000
                                                                  ---------------  -------------

        Cash and cash equivalents                                     15,333,554      7,011,732

Investment securities available for sale                              29,772,452     20,895,945
Other investments                                                      1,255,508      1,084,908
Loans held for sale                                                    1,100,400      2,811,129
Loans, net of allowance for loan losses of $3,347,926
  and $2,652,990, respectively                                       252,903,976    209,926,688
Premises and equipment, net                                            2,461,107      2,478,148
Bank owned life insurance                                              4,021,950      3,841,551
Accrued interest receivable and other assets                           3,032,551      1,955,284
                                                                  ---------------  -------------

                                                                  $  309,881,498    250,005,385
                                                                  ===============  =============

                             Liabilities and Stockholders' Equity
                             ------------------------------------

Liabilities:
  Deposits:
    Noninterest-bearing                                           $   30,796,751     17,602,152
    Interest-bearing                                                 242,002,585    189,129,180
                                                                  ---------------  -------------

        Total deposits                                               272,799,336    206,731,332

    Short term borrowings                                              3,401,001     10,831,089
    Accrued interest payable and other liabilities                     1,557,095      1,194,439
                                                                  ---------------  -------------

        Total liabilities                                            277,757,432    218,756,860

Shareholders' equity:
    Common stock, $.01 par value; 30,000,000 shares authorized;
      2,950,154 and 2,946,820 shares issued and
      outstanding at 2003 and 2002, respectively                          29,502         29,468
    Additional paid-in capital                                        32,095,453     32,062,146
    Accumulated (deficit)                                               (198,374)    (1,053,741)
    Accumulated other comprehensive income                               197,485        210,652
                                                                  ---------------  -------------

        Total shareholders' equity                                    32,124,066     31,248,525
                                                                  ---------------  -------------

                                                                  $  309,881,498    250,005,385
                                                                  ===============  =============

See accompanying notes to unaudited consolidated financial statements

                                               NICOLET BANKSHARES, INC.

                                         Consolidated Statements of Operations

                        For the Three Months and Nine Months Ended September 30, 2003 and 2002
                                                      (Unaudited)


                                                          Three Months    Three Months    Nine Months    Nine Months
                                                              Ended           Ended          Ended          Ended
                                                          September 30,   September 30,  September 30,  September 30,
                                                              2003            2002           2003            2002
                                                         ---------------  -------------  -------------  --------------
Interest income:
  Loans                                                  $     3,590,935      2,957,895     10,352,618      7,785,457
  Federal funds sold                                              21,598         14,916         37,703         59,347
  Investment securities                                          182,111        189,631        641,142        622,141
  Interest bearing deposits                                           68          5,153         15,397          9,013
                                                         ---------------  -------------  -------------  --------------
  Total interest income                                        3,794,712      3,167,595     11,046,860      8,475,958
                                                         ---------------  -------------  -------------  --------------
Interest expense:
  Deposits                                                     1,826,907      1,749,553      5,417,354      4,880,772
  Short term borrowings                                           10,574         11,696         61,963         81,480
                                                         ---------------  -------------  -------------  --------------
  Total interest expense                                       1,837,481      1,761,249      5,479,317      4,962,252
                                                         ---------------  -------------  -------------  --------------
        Net interest income                                    1,957,231      1,406,346      5,567,543      3,513,706
Provision for loan losses                                        612,500        420,000      1,722,500        933,250
                                                         ---------------  -------------  -------------  --------------
        Net interest income after provision
          for loan losses                                      1,344,731        986,346      3,845,043      2,580,456
                                                         ---------------  -------------  -------------  --------------
Other income:
  Service charges on deposit accounts                            115,602         48,036        323,660        146,159
  Mortgage origination fees                                      440,850        199,848      1,289,527        396,844
  Trust department fees                                          162,457         91,059        402,737        251,773
  Securities gains (losses)                                            -              -        295,282         (3,144)
  Other operating income                                         137,625        104,721        315,854        218,016
                                                         ---------------  -------------  -------------  --------------
        Total other income                                       856,534        443,664      2,627,060      1,009,648
                                                         ---------------  -------------  -------------  --------------
Other expense:
  Salaries and other personnel expense                         1,094,995        701,694      2,809,451      1,943,008
  Net occupancy and equipment expense                            188,200        134,542        494,920        394,239
  Other operating expense                                        621,837        492,422      1,892,924      1,275,776
                                                         ---------------  -------------  -------------  --------------
        Total other expense                                    1,905,032      1,328,658      5,197,295      3,613,023
                                                         ---------------  -------------  -------------  --------------
        Net income (loss) before tax
          expense                                                296,233        101,352      1,274,808        (22,919)
Income tax expense                                                79,352         58,892        419,441         12,329
                                                         ---------------  -------------  -------------  --------------
        Net income (loss)                                $       216,881         42,460        855,367        (35,248)
                                                         ===============  =============  =============  ==============
Basic earnings (loss) per share based on
   average outstanding shares of 2,947,472; 1,883,809;
   2,947,040; and 1,858,733, respectively                $           .07            .02            .29           (.02)
                                                         ===============  =============  =============  ==============
Diluted earnings (loss) per share based on average
   common stock equivalents outstanding of 2,952,888;
   1,863,237; 2,962,982; and 1,805,848; respectively     $           .07            .02            .29           (.02)
                                                         ===============  =============  =============  ==============

See accompanying notes to unaudited consolidated financial statements.

                                           NICOLET BANKSHARES, INC.

                               Consolidated Statements of Comprehensive Income

                    For the Three Months and Nine Months Ended September 30, 2003 and 2002
                                                 (Unaudited)


                                                      Three Months   Three Months  Nine Months   Nine Months
                                                          Ended         Ended         Ended         Ended
                                                        September     September     September     September
                                                        30, 2003       30, 2002      30, 2003      30, 2002
                                                      -------------  ------------  ------------  ------------

Net income (loss)                                          216,881         42,460      855,367       (35,248)
                                                      -------------  ------------  ------------  ------------

Other comprehensive (loss)  income, net of tax:
  Unrealized (losses) gains on securities available
    for sale, net of tax of ($54,459), $53,540,
    ($126,892) and $145,754, respectively                  (81,688)        80,310     (190,336)      218,630

  Realized gains (losses) on securities available
    for sale, net of tax of $0, $0, $118,113
    and ($1,258), respectively                                   -              -      177,169        (1,886)
                                                      -------------  ------------  ------------  ------------

Total other comprehensive (loss) income, net of tax        (81,688)        80,310      (13,167)      216,744
                                                      -------------  ------------  ------------  ------------

Comprehensive income                                       135,193        122,770      842,200       181,496
                                                      =============  ============  ============  ============






See accompanying notes to unaudited consolidated financial statements.

                                       NICOLET BANKSHARES, INC.

                                 Consolidated Statements of Cash Flows

                         For the Nine Months Ended September 30, 2003 and 2002
                                              (Unaudited)


                                                                               2003           2002
                                                                           -------------  ------------

Cash flows from operating activities:
  Net income (loss)                                                        $    855,367       (35,248)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Provision for loan losses                                               1,722,500       933,250
      Depreciation, amortization and accretion                                  475,246       409,695
      Securities (gains) losses                                                (295,282)        3,144
  Change in:
      Loans held for sale                                                     1,710,729     1,060,755
      Accrued interest receivable and other assets                           (1,257,666)   (1,144,769)
      Accrued interest payable and other liabilities                            371,435       321,340
                                                                           -------------  ------------

          Net cash provided by operating activities                           3,582,329     1,548,167
                                                                           -------------  ------------

Cash flows from investing activities:
  Proceeds from calls, maturities and paydowns
    of investment securities available for sale                               1,036,355     1,528,004
  Purchases of investment securities available for sale                     (16,169,472)   (5,105,558)
  Sale of investment securities available for sale                            6,473,179     9,724,844
  Purchases of other investments                                               (170,600)            -
  Change in loans                                                           (44,699,788)  (65,820,501)
  Purchases of premises and equipment                                          (401,438)     (559,023)
  Purchase of bank owned life insurance                                               -    (3,710,225)
                                                                           -------------  ------------

          Net cash used in investing activities                             (53,931,764)  (63,942,459)
                                                                           -------------  ------------

Cash flows from financing activities:
  Net change in deposits                                                     66,068,004    47,479,615
  Net change in short term borrowings                                        (7,430,088)     (972,561)
  Proceeds from exercise of stock options                                        33,341         8,330
  Proceeds from sale of common stock, net of offering costs                           -    13,222,129
                                                                           -------------  ------------

          Net cash provided by financing activities                          58,671,257    59,737,513
                                                                           -------------  ------------

Net increase (decrease) in cash and cash equivalents                          8,321,822    (2,656,779)

Cash and cash equivalents at beginning of the period                          7,011,732    18,501,863
                                                                           -------------  ------------

Cash and cash equivalents at end of period                                 $ 15,333,554    15,845,084
                                                                           =============  ============

Supplemental schedule of noncash investing activities:
  Change in unrealized gain on securities available for sale, net of tax   $    (13,167)      216,744

Supplemental disclosure of cash flow information:
  Interest paid                                                            $  5,238,281     4,584,456
  Taxes paid                                                               $    822,327       137,540


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

(5)  Recent  Accounting  Developments
     --------------------------------
     The Financial Accounting Standards Board has issued Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Statement is effective for contracts, entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003. SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer's equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares; and (iv) certain freestanding financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 on July 1, 2003 did not have an impact on the Company's financial statements.

     Implementation of these Statements is not expected to have a material impact on our consolidated financial statements.

(6)  Off  Balance  Sheet  Items  and  Contingencies
     ----------------------------------------------
     Off-balance sheet items consist of commitments to originate loans, unused lines of credit and standby letters of credit totaling approximately $66,764,000 as of September 30, 2003. This compares to $57,231,000 at
     December 31, 2002. Our commitments to originate loans is on a best effort basis; therefore there are no contingent liabilities associated with them. We have historically funded off-balance sheet commitments with its primary sources of funds and we anticipate that this will continue.

Item  2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                PLAN OF OPERATION


CRITICAL  ACCOUNTING  POLICIES

     The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates that have been critical to the determination of our financial position, results of operations and cash flows.

Allowance  for  Loan  Losses

     Management's judgment in determining the adequacy of the allowance for loan losses is based on evaluations of the collectibility of loans in the portfolio. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower's ability to pay, overall portfolio quality, and reviews of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in eight different categories. Grades five, nine and seven, which represent criticized or classified loans (loans with greater risk of loss potential), are assigned allocations of loss based on published regulatory guidelines. These loans are inadequately protected by the current net worth or paying capacity of the borrower or the collateral pledged. Loans classified in this manner have well-defined weaknesses that jeopardize liquidation of the debt. Loans graded one through four are stratified by type and allocated loss ranges based on management's perception of the inherent loss for the strata. The combination of these results are compared quarterly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.

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

Stock-Based  Compensation

We sponsor two stock-based compensation plans. During 2000, we adopted a Stock Incentive Plan covering up to 285,000 shares of our common stock. During 2002, we adopted a second Stock Incentive Plan covering up to 125,000 shares of our common stock. These Plans are administered by the Administrative Committee of the Board of Directors and provide for the granting of options to purchase shares of the common stock to officers, directors and key employees of Nicolet. The exercise price of each option granted under each Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Administrative Committee of the Board of Directors. Options will be exercisable in whole or in part upon such terms as may be determined by the Committee. Options expire ten years after the date of grant. As of September 30, 2003, a total of 64,250 shares are available for grant from these plans.

We account for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                          For the Three   For the Three  For the Nine    For the Nine
                                           Months Ended   Months Ended   Months Ended    Months Ended
                                          September 30,   September 30,  September 30,  September 30,
                                          --------------  -------------  -------------  --------------
                                               2003           2002           2003            2002
                                          --------------  -------------  -------------  --------------

Net income (loss) as reported             $      216,881         42,460        855,367        (35,248)

Deduct: Total stock-based employee
  compensation expense determined
  under fair-value based method for all
  awards, net of tax                              19,327              -         52,208          7,498
                                          --------------  -------------  -------------  --------------

Pro forma net income (loss)               $      197,554         42,460        803,159        (42,746)
                                          ==============  =============  =============  ==============

Basic earnings (loss) per share:

  As reported                             $          .07            .02            .29           (.02)
                                          ==============  =============  =============  ==============

  Pro forma                               $          .07            .02            .27           (.02)
                                          ==============  =============  =============  ==============

Diluted earnings (loss) per share

  As reported                             $          .07            .02            .29           (.02)
                                          ==============  =============  =============  ==============

  Pro forma                               $          .07            .02            .27           (.02)
                                          ==============  =============  =============  ==============

The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following weighted average assumptions for 2003 and 2002: dividend yield of 0%; risk free interest rate of 3.41% and 3.25% and an expected life of 7 years. For disclosure purposes, we immediately recognized the expense associated with option grants assuming all awards will vest. The weighted average grant-date fair value of options granted in 2003 and 2002 was $2.58 and $2.47, respectively.

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

          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                          Net Earnings    Common Shares
                                                         ---------------  --------------
          Basic earnings per share                       $      216,881       2,947,472

          Effect of dilutive securities - stock options               -           5,416
                                                         ---------------  --------------

          Diluted earnings per share                     $      216,881       2,952,888
                                                         ===============  ==============

          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                          Net Earnings    Common Shares
                                                         ---------------  --------------
          Basic earnings per share                       $       42,460       1,883,809

          Effect of dilutive securities - stock options               -         (20,572)
                                                         ---------------  --------------

          Diluted earnings per share                     $       42,460       1,863,237
                                                         ===============  ==============

          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                          Net Earnings    Common Shares
                                                         ---------------  --------------
          Basic earnings per share                       $      855,367       2,947,040

          Effect of dilutive securities - stock options               -          15,942
                                                         ---------------  --------------

          Diluted earnings per share                     $      855,367       2,962,982
                                                         ===============  ==============

          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                          Net Earnings    Common Shares
                                                         ---------------  --------------
          Basic earnings per share                       $      (35,248)      1,858,733

          Effect of dilutive securities - stock options               -         (52,885)
                                                         ---------------  --------------

          Diluted earnings per share                     $      (35,248)      1,805,848
                                                         ===============  ==============


CHANGES  IN  FINANCIAL  CONDITION

     Total assets at September 30, 2003 were $310 million representing a $60 million (24%) increase from December 31, 2002. Deposits increased $66 million (32%) from December 31, 2002. Brokered CD's totaled $157 million, or 58% of total deposits, as of September 30, 2003, compared to $124 million, or 60% of total deposits, as of December 31, 2002. Net loans increased $43 million from December 31, 2002.

     The allowance for loan losses at September 30, 2003 totaled $3.3 million, representing 1.31% of total loans compared to the December 31, 2002 total of $2.7 million, which represented 1.25% of total loans. Non-performing loans are defined as loans greater than 90 days past due, non-accrual and restructured loans. As of September 30, 2003, non-performing loans totaled $1.3 million compared to $2.3 million at December 31, 2002. Management attempts to maintain an allowance that is deemed adequate based on the evaluation of specific credits along with the overall condition of the portfolio. See "Critical Accounting Policies - Allowance for Loan Losses".

RESULTS  OF  OPERATIONS

     Overall Year to Date. Our results for the nine months ended September 30, 2003, when compared to the nine months ended September 30, 2002, were highlighted by the continued growth of our earning assets which resulted in increased net interest income and growth in noninterest income. Total revenues, which are comprised of interest income and noninterest income, for the nine months ended September 30, 2003 were $13.7 million, compared to total revenues for the nine months ended September 30, 2002 of $9.5 million. The provision for loan losses was $1.7 million for the first nine months of 2003 compared to $933,000 in the first nine months of 2002, with both of these amounts attributable to the growth in loans in the respective periods. Noninterest expenses were $5.2 million for the nine months ended September 30, 2003, compared to $3.6 million for the nine months ended September 30, 2002. On a pre-tax basis net income for the nine months ended September 30, 2003 was $1.3 million compared to a pre-tax net loss of $23,000 for the same 2002 period. Net income for the nine months ended September 30, 2003 was $855,000 compared to a net loss of $35,000 for the nine months ended September 30, 2002.

     Overall Current Quarter. Total revenues for the three months ended September 30, 2003 were $4.7 million, compared to total revenues for the three months ended September 30, 2002 of $3.6 million. The provision for loan losses was $613,000 for the third quarter of 2003 compared to $420,000 in the third quarter of 2002, with both of these amounts attributable to the growth in loans in the applicable period. Noninterest expenses were $1.9 million for the three months ended September 30, 2003, compared to $1.3 million for the three months ended September 30, 2002. We recorded net income of $217,000, for the quarter ended September 30, 2003, compared to net income of $42,000 for the three months ended September 30, 2002.

     Net Interest Income. For the nine months ended September 30, 2003, we reported net interest income of $5.6 million, a 58% increase over the $3.5 million reported for the nine-month period ended September 30, 2002. For the three months ended September 30, 2003, we reported net interest income of approximately $2 million, a 39% increase over the $1.4 million for the same three-month period in 2002.

     Our yield on interest earning assets for the nine months ended September 30, 2003 was 5.32% while our cost of funding sources was 3.17%. While net interest spread was 2.15%, net interest margin, which considers the effect of noninterest bearing deposits, was 2.72%. For the nine months ended September 30, 2002, our yield on interest earning assets was 6.13% and our cost of funding sources was 4.04%, creating a net interest spread of 2.09% and a net interest margin of 2.52%. Our yield on interest earning assets for the three months ended September 30, 2003 was 5.04% while the cost of funding sources was 2.93%. While net interest spread was 2.11%, net interest margin was 2.63%. For the three months ended September 30, 2002, our yield on interest earning assets was 6.08% and our cost of funding sources was 3.87%, creating a net interest spread of 2.21% and a net interest margin of 2.74%.

     Provision for Loan Losses. We provided $1.7 million for the nine months ended September 30, 2003 to the allowance for loan losses for potential problem loans, compared to $933,000 for the corresponding period in 2002. See "Critical Accounting Policies - Allowance for Loan Losses".

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

     For the nine months ended September 30, 2003, our noninterest income was $2.6 million, which was an increase of $1.6 million, or 160%, when compared to the nine months ended September 30, 2002. For the three months ended September 30, 2003, our noninterest income was $857,000, which was an increase of approximately $413,000, or 93% when compared to the three months ended September 30, 2002. Noninterest income comprised 19% of our total revenues (interest income plus noninterest income) for the first nine months of 2003 compared to 11% for the first nine months of 2002. For the three months ended September 30, 2003 non-interest income comprised 18% of our total revenues, compared to 12% for the same period in 2002. Primary increases in this area were in mortgage origination fees (due to the continued refinancing activity in the home mortgage sector) and trust department fees (due to continued penetration in this market segment) as well as gains from the sale of investment securities available for sale.

     Noninterest expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the nine months ended September 30, 2003, we incurred approximately $5.2 million in noninterest expenses compared to $3.6 million for the nine months ended September 30, 2002. For the three months ended September 30, 2003, we incurred approximately $1.9 million in noninterest expenses compared to $1.3 million for the same three-month period in 2002. Our primary component of noninterest expense continues to be salaries and employee benefits, and the increases described above are attributable principally to our employment of additional personnel and the related overhead expenses to accommodate our growth.

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

     At September 30, 2003, we had arrangements with various commercial banks for short term unsecured advances up to $18.5 million. As of September 30, 2003, we had no outstanding balances under these arrangements.

     Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and cash equivalents increased by $8.3 million to $15.3 million during the nine months ended September 30, 2003. Cash provided by operations approximated $3.6 million for the nine months ended September 30, 2003 compared to $1.5 million of cash provided by operations for the same nine month period in 2002. Net cash provided by financing activities for the nine months ended September 30, 2003 totaled $58.7 million, which was primarily made up of $66 million of increased deposits and $7.4 million of decreased short term borrowings, compared to cash provided by financing activities of $59.7 million for the same nine month period in 2002, which was primarily made up of $47.5 million of increased deposits and $13.2 million of proceeds from the sale of stock. Outflows from investing activities for the nine months ended September 30, 2003 totaled $53.9 million, most of which was loan increases of $44.7 million, purchases of investment securities available-for-sale of $16.1 million and proceeds from sales of investment securities available-for-sale of $6.5 million. For the same nine month period in 2002, our outflows from investing activities totaled $63.9 million, which was mostly comprised of increases in loans of $65.8 million, purchases of investment securities available-for-sale of $5.1 million, purchased of bank owned life insurance of $3.7 million and proceeds from sales of investment securities available-for-sale of $9.7 million.

CAPITAL

     The following tables present the Company's regulatory capital position as of September 30, 2003 and December 31, 2002:

     Risk-Based  Capital  Ratios
     ---------------------------

                                                             September 30, 2003   December 31, 2002
                                                             -------------------  ------------------

   Tier 1 Tangible Capital, Actual                                        11.95%              14.10%
   Tier 1 Tangible Capital minimum requirement                             4.00%               4.00%
                                                             -------------------  ------------------

   Excess                                                                  7.95%              10.10%
                                                             ===================  ==================

   Total Capital, Actual                                                  13.20%              15.10%
   Total Capital minimum requirement                                       8.00%               8.00%
                                                             -------------------  ------------------

   Excess                                                                  5.20%               7.10%
                                                             ===================  ==================


   Leverage Ratio
   --------------

   Tier 1 Tangible Capital to adjusted total assets, Actual               10.35%              14.90%
   Minimum leverage requirement                                            4.00%               4.00%
                                                             -------------------  ------------------

   Excess                                                                  6.35%              10.90%
                                                             ===================  ==================


OTHER  EVENTS

     On September 19,2003, we entered into an agreement to purchase a branch owned by Republic Bank and located in Menominee, Michigan. Under the agreement, we will acquire the branch premises and the personal property and core deposits associated therewith. No loans will be transferred in this transaction. Regulatory approval is pending, and the transaction is scheduled to close before the end of 2003.



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

Item 2.   Changes  in  Securities  and  Use  of  Proceeds
          -----------------------------------------------
          Not  applicable.

Item 3.   Defaults  Upon  Senior  Securities
          ----------------------------------
          None.

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders
          -----------------------------------------------------------
          None.

Item 5.   Other  Information
          ------------------
          None.

Item 6.   Exhibits  and  Reports  on  Form  8-K
          -------------------------------------

          (a)  Exhibits

          Exhibit
          Number   Description
          31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
          31.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
                  Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
          32.1    to Section 906 of the Sarbanes-Oxley Act of 2002.
                  Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
          32.2    to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports  on  Form  8-K

               Report on Form 8-K filed September 19, 2003 pursuant to Item 5 (Other Events and Required FD Disclosure) attaching a press release announcing the pending acquisition of a branch located in Menominee, Michigan.

                            NICOLET BANKSHARES, INC.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NICOLET  BANKSHARES,  INC.



                              By:   /s/  Robert  B.  Atwell
                                   ------------------------
                              Robert  B.  Atwell,  President/CEO
                              (Principal  Executive  Officer)


                              Date:  November  11,  2003



                              By:   /s/  Jacqui  A.  Engebos
                                  --------------------------
                              Jacqui  Engebos,  CFO
                              (Principal  Financial  and  Accounting  Officer)


                              Date:  November  11,  2003