Form 10KSB/A
period 2002-12-31
NICOLET BANKSHARES INC
filed 2004-03-26
CIK 1174850

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For fiscal year ended December 31, 2002                     OR
                           -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the transition period from ___________ to ____________

     Commission file number                 0-50248
                             ---------------------------------------------------

                            NICOLET BANKSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              WISCONSIN                                      47-0871001
--------------------------------------------------    --------------------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

110 SOUTH WASHINGTON STREET, GREEN BAY, WI                     54301
--------------------------------------------------    --------------------------
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

Yes  X    No
   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year.  $13,439,470
                                                          -----------

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $23,639,675 based on a sale known to the registrant at a price of $12.50 per share on December 5, 2002. There is no established trading market for the registrant's stock.

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

                            NICOLET BANKSHARES, INC.
                             REPORT ON FORM 10-KSB/A
                                 AMENDMENT NO. 1

                                EXPLANATORY NOTE

     This Amendment on Form 10-KSB/A constitutes Amendment No. 1 to the registrant's Annual Report on Form 10-KSB for the period ended December 31, 2002, which was filed with the SEC on March 26, 2003. The sole purpose of this Amendment No. 1 is to correct a calculation error relating to the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2004.

                                NICOLET BANKSHARES, INC.

                                By:    /s/ Jacqui A. Engebos
                                       -----------------------
                                       Jacqui A. Engebos
                                       Chief Financial Officer

                                  EXHIBIT INDEX

          Exhibit
          Number         Exhibit
          ------         -------

           23.1          Consent of Porter Keadle Moore, LLP

           31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

           31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

           32.1 Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.