Form 10KSB
period 2003-12-31
NICOLET BANKSHARES INC
filed 2004-03-30
CIK 1174850

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                  FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For fiscal year ended   December 31, 2003   OR
                             -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ____________

     Commission file number            0-50248
                             ---------------------------

                            NICOLET BANKSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                WISCONSIN                                   47-0871001
------------------------------------------------     ---------------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)

110 SOUTH WASHINGTON STREET, GREEN BAY, WI                     54301
------------------------------------------------     ---------------------------
    (Address of Principal Executive Offices)                 (Zip Code)

                                 (920) 430-1400
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes  X    No
   -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $18,160,531

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant is $28,406,820 based on a price of $15.00 per share, the price at which the stock was traded on September 30, 2003. Management is not aware of any trades that took place within 60 days of year-end, but believes that $15.00 per share continues to represent the fair market value of the common stock.

     Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,951,154 shares of common stock at March 4, 2004

     Transitional  Small Business Issuer Format (Check one):  Yes      No  X
                                                                  ---     ---

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Part II.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 4, 2004, are incorporated by reference into Part III.

                                     PART I

ITEM  1.     BUSINESS

                                   BACKGROUND

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

                                 TARGET MARKETS

     The Bank's primary market area is northeastern Wisconsin and the Upper Peninsula of Michigan. Within this area, the Bank targets owner-managed companies as well as the individual owners of these businesses and other residents of its market area. We believe these customers generally perceive a lack of flexibility and customer service from large financial institutions and a lack of sophistication and lending capacity from local community banks.

     To overcome these perceptions and attract business within its target market, the Bank has employed seasoned banking professionals with experience in its market area and strategically designed its selection of products and services to meet its customers' expected needs. To address customer concerns about the lending capacity of a community bank, the Bank augments its internal lending limit by providing additional lending capacity through sales of loan participations to various correspondent and other commercial banks. As a result, we believe the Bank's customers have the "best of both worlds" - a community bank with individualized attention and local decision-making power coupled with the lending capacity, experience and broad array of products and services generally characteristic of a larger financial institution.

     This emphasis on meeting customer needs, combined with local decision-making on all extensions of credit, distinguishes the Bank from its competitors, particularly in the case of large financial institutions. The Bank further distinguishes itself by providing a range of products and services characteristic of a large financial institution while providing the personalized service and convenience characteristic of a community bank.

                              PRODUCTS AND SERVICES

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

     The principal sources of income for the Bank are interest and fees collected on loans, interest and dividends collected on other investments, mortgage fees, fees for trust and investment management services, and service charges. The principal expenses of the Bank are interest paid on deposits, employee compensation and other overhead expenses.

     See "Management's Discussion and Analysis or Plan of Operation" for more detailed information about the Bank's loan portfolio and other aspects of its financial condition, results of operations and liquidity.

                                    EMPLOYEES

     As of March 1, 2004, the Bank had 61 full-time employees and 8 part-time employees. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.

                           SUPERVISION AND REGULATION

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging any rebuttable presumption of control.

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

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

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

     BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Wisconsin law, the Bank may open branch offices throughout Wisconsin with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Wisconsin. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Wisconsin has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Wisconsin may branch into Wisconsin. This provides a limited barrier of entry into the Wisconsin banking market, which protects us from an important segment of potential competition. However, because Wisconsin has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Wisconsin changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at $1.54 per $100 of deposits for the first quarter of 2004.

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

          - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

          - the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leveraged capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003 our ratio of total capital to risk-weighted assets was 12.7% and our ratio of Tier 1 Capital to risk-weighted assets was 11.6%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 9.9%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-The Bank-Prompt Corrective Action."

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

     The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

     The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-The Bank-Prompt Corrective Action" above.

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

CONSUMER CREDIT REPORTING

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). Although the amendment relating to consumer credit information provided in connection with employee investigations will become effective March 31, 2004, most of the amendments to the FCRA (the FCRA Amendments) will become effective in late 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.

     The FCRA Amendments include, among other things:

          - new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

          - for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

          - a new requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments will also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes, subject to certain exceptions. Prior to the effective date of the FCRA Amendments, the Company and its affected subsidiaries will implement policies and procedures to comply with the new rules.

ANTI-TERRORISM LEGISLATION

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional "know your customer" rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

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

     The Company leases approximately 8,700 square feet in an office building located at 110 South Washington Street, Green Bay, Wisconsin. The Company also owns branch offices in Marinette, Wisconsin, located at 2009 Hall Avenue, and Menominee, Michigan, located at 1015 10th Avenue.

ITEM  3.     LEGAL  PROCEEDINGS

     There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject; nor are there material proceedings against the Company or the Bank known to be contemplated by any governmental authority; nor are there material proceedings known to the Company or the Bank, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or the Bank, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER
             MATTERS

     As of December 31, 2003, there were approximately 559 shareholders of record of the Company's common stock. There is no established trading market for the Company's common stock, although management is aware of sporadic trades at $15 per share and the last sale of such stock of which management is aware was at a price of $15 per share. The Company had 2,951,154 shares of common stock outstanding as of December 31, 2003.

     The Company has not paid and does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay dividends would be dividends paid to the Company by the Bank. The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus. No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue. See "Business - Supervision and Regulation - Payment of Dividends" for additional information.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The discussion required by Item 6 is included in the section of the same title contained in the Company's Annual Report to Shareholders for the year ended December 31, 2003 and is incorporated herein by reference. See Exhibit 13.1.

ITEM  7.     FINANCIAL  STATEMENTS

     The consolidated financial statements, notes thereto and independent auditors' report thereon are included in the Company's Annual Report to Shareholders for the year ended December 31, 2003 and are incorporated herein by reference. See Exhibit 13.2.

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL  DISCLOSURE

     On May 20, 2003, the Company changed its independent accountants to McGladrey & Pullen, LLP and retained its prior independent accountants, Porter Keadle Moore, LLP to provide consulting and other non-audit services. The Company reported this change in a Current Report on Form 8-K filed with the securities and Exchange Commission on May 23, 2003.

ITEM 8A.     CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. There were no significant changes in internal controls, or to management's knowledge, in other factors that could significantly affect those internal controls during the last fiscal quarter, and there has been no corrective action with respect to significant deficiencies or material weaknesses.


                                    PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers. The Code of Ethics has been posted to the Company's website at www.nicoletbank.com. A copy may also be obtained, without charge, upon written request addressed to Nicolet Bankshares, Inc., 110 South Washington Street, Green Bay, Wisconsin 54301, Attention:
Corporate Secretary. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company's Corporate Secretary at 920-430-7581.

     The remaining information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004 under the headings "Directors," "Executive Officers," "Meetings and Committees of the Board of Directors - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM  10.     EXECUTIVE  COMPENSATION

     The information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004 under the heading "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
              MANAGEMENT

     The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2003.

-------------------------------------------------------------------------------------------------
                                  Equity Compensation Plan Table
-------------------------------------------------------------------------------------------------
                                  (a)                      (b)                     (c)

----------------------  ------------------------  ---------------------  ------------------------
Plan category           Number of securities to     Weighted-average       Number of securities
                        be issued upon exercise     exercise price of    remaining available for
                        of outstanding options,   outstanding options,    future issuance under
                          warrants and rights      warrants and rights     equity compensation
                                                                             plans (excluding
                                                                         securities reflected in
                                                                               column (a))
----------------------  ------------------------  ---------------------  ------------------------
Equity compensation
plans approved by                        338,500                  10.55                    74,333
security holders
----------------------  ------------------------  ---------------------  ------------------------
Equity compensation
plans not approved by                     90,000                  10.00                         0
security holders (1)

----------------------  ------------------------  ---------------------  ------------------------
Total                                    428,500                  10.43                    74,333

----------------------  ------------------------  ---------------------  ------------------------

(1)  Represents warrants granted to organizers of the Bank in connection with their purchase of stock in its initial public offering.

     The additional information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004 under the heading "Management Stock Ownership" and is incorporated herein by reference.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004 under the heading "Related Party Transactions" and is incorporated herein by reference.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Financial Statements

          The following financial statements are attached in Exhibit 13.2 and are incorporated herein by reference:

          Report of Independent Certified Public Accountants
          Consolidated balance sheets
          Consolidated statements of operations
          Consolidated statements of comprehensive income
          Consolidated statements of changes in shareholders' equity Consolidated statements of cash flows
          Notes to consolidated financial statements

     (b)  Reports on Form 8-K:

               Report on Form 8-K filed November 20, 2003 pursuant to Item 9 (Regulation FD Disclosure) attaching a quarterly report to shareholders.

               Report on Form 8-K filed December 12, 2003 pursuant to Item 5 (Other Events) attaching a press release announcing the completion of the acquisition of the Menominee branch.

     (c)  Exhibits

     Exhibit
     Number     Exhibit
     ------     -------

        3.1     Articles of Incorporation of the Company  (2)

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

      10.5* Nicolet Bankshares, Inc. 2002 Stock Incentive Plan and forms of incentive and nonqualified stock option awards (2)

      10.6*     Form of Warrant Agreement between the Bank and the Organizers
                (assumed by the Company in the reorganization) (2)

       10.7     Lease, dated May 31, 2000, between Nicolet National Bank (In
                Organization) and Washington Square, as amended by Amendment No.
                1 thereto dated May 31, 2000 (2), and Amendment No. 2 thereto dated
                April 5, 2002 (3)

       13.1     Management's Discussion and Analysis of Financial Condition and
                Results of Operations (from the 2003 Annual Report to Shareholders)

       13.2     Consolidated Financial Statements of the Company, including the notes thereto and the independent auditors' report thereon (from the 2003
                Annual Report to Shareholders)

       21.1     Subsidiaries of the Company

       23.1     Consent of McGladrey & Pullen, LLP

       23.2     Consent of Porter Keadle Moore, LLP

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

(3) Incorporated by reference to the exhibit of the same number filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2003 (File No. 0-50248).

     (d)  Financial Statements

     The financial statement schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions or are inapplicable and have therefore been omitted.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The additional information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004 under the heading "Fees Paid to Independent Auditors" and is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2004.

                              NICOLET  BANKSHARES,  INC.

                              By:  s/  Robert  B.  Atwell
                                   ----------------------
                                   Robert  B.  Atwell
                                   President, Chief Executive Officer and
                                   Chairman  of  the  Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2004.


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

/s/ JamesM.Halron               Director
-------------------------
James M. Halron

/s/ Philip J. Hendrickson       Director
-------------------------
Philip J. Hendrickson

/s/ Andrew F. Hetzel, Jr.       Director
-------------------------
Andrew F. Hetzel, Jr.

/s/ Terrence J. Lemerond        Director
-------------------------
Terrence J. Lemerond

/s/ Donald J. Long, Jr.         Director
-------------------------
Donald J. Long, Jr.

/s/ Susan L. Merkatoris         Director
-------------------------
Susan L. Merkatoris

/s/ Wade T. Micoley             Director
-------------------------
Wade T. Micoley

/s/ Ronald C. Miller            Director
-------------------------
Ronald C. Miller

/s/ SandraA.Renard              Director
-------------------------
Sandra A. Renard

/s/ Robert J. Weyers            Director
-------------------------
Robert J. Weyers

/s/ Jacqui A. Engebos           Chief Financial Officer, Nicolet
-------------------------       National Bank
Jacqui A. Engebos**

* Principal Executive Officer of the Registrant
** Principal Financial and Accounting Officer of the Registrant