Form 10QSB
period 2004-03-31
NICOLET BANKSHARES INC
filed 2004-05-17
CIK 1174850

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20219

                                   FORM 10-QSB

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

            [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                         Commission File No.:  000-50248


                            Nicolet Bankshares, Inc.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

     Wisconsin                                                        47-0871001
     ---------------------------------------------------------------------------
     (State of Incorporation)               (I.R.S. Employer Identification No.)

     110 S. Washington
     Green Bay, Wisconsin                                                  54301
     ---------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $.01 per share: 2,951,154 shares outstanding as of May 10, 2004.

           Transitional small business disclosure format (check one):

                                YES         NO   XX
                                     ----       ----

                                       NICOLET BANKSHARES, INC.

     INDEX
                                                                                              Page No.
                                                                                              --------
PART I       FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheets (unaudited) at March 31, 2004                               3
              and December 31, 2003

             Consolidated Statements of Income (unaudited) for the Three Months
              Ended March 31, 2004 and 2003                                                          4

             Consolidated Statements of Comprehensive Income (unaudited)
              for the Three Months Ended March 31, 2004 and 2003                                     5

             Consolidated Statements of Cash Flows (unaudited) for the Three
                  Months Ended March 31, 2004 and 2003                                               6

             Notes to Consolidated Financial Statements (unaudited)                                7-9

   Item 2.   Management's Discussion and Analysis of Financial Condition or
             Plan of Operations                                                                  10-12

   Item 3.   Controls and Procedures                                                                12

PART II.   OTHER INFORMATION

   Item 1.   Legal Proceedings                                                                      13

   Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity Securities         13

   Item 3.   Defaults Upon Senior Securities                                                        13

   Item 4.   Submission of Matters to a Vote of Security Holders                                    13

   Item 5.   Other Information                                                                      13

   Item 6.   Exhibits and Reports on Form 8-K                                                       13

             Signatures                                                                             14


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

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                                   NICOLET BANKSHARES, INC.

                           Consolidated Balance Sheets (unaudited)

                             March 31, 2004 and December 31, 2003


                                            Assets
                                            ------
                                                                   March 31,    December 31,
                                                                      2004          2003
                                                                  ------------  -------------
Cash and due from banks                                           $ 31,443,848    18,099,866
Interest bearing deposits                                              180,821       223,487
Federal funds sold                                                   1,076,000    14,663,000
                                                                  ------------  -------------

  Cash and cash equivalents                                         32,700,669    32,986,353

Investment securities available for sale                            27,330,226    29,470,177
Other investments                                                    1,379,050     1,371,850
Loans held for sale                                                  4,850,455     1,824,469
Loans, net of allowance for loan losses of $3,465,871
    and $3,109,527, respectively                                   287,600,695   258,659,867
Premises and equipment, net                                          2,785,265     2,890,851
Bank owned life insurance                                            7,173,813     7,085,249
Accrued interest receivable and other assets                         3,481,184     3,105,932
                                                                  ------------  -------------

                                                                  $367,301,357   337,394,748
                                                                  ============  =============
                 Liabilities and Stockholders' Equity
                 ------------------------------------

Liabilities:
  Deposits:
    Non-interest-bearing                                          $ 40,191,090    41,549,434
    Interest-bearing                                               289,060,047   247,530,328
                                                                  ------------  -------------

        Total deposits                                             329,251,137   289,079,762

  Short term borrowings                                              4,160,319    14,590,810
  Accrued interest payable and other liabilities                     1,047,588     1,495,370
                                                                  ------------  -------------

        Total liabilities                                          334,459,044   305,165,942

Shareholders' equity:
    Common stock, $.01 par value; 30,000,000 shares authorized;
      2,951,154 shares issued and outstanding                           29,511        29,511
    Additional paid-in capital                                      32,105,443    32,105,443
    Retained earnings (accumulated deficit)                            189,510       (75,772)
    Accumulated other comprehensive income                             517,849       169,624
                                                                  ------------  -------------

        Total shareholders' equity                                  32,842,313    32,228,806
                                                                  ------------  -------------

                                                                  $367,301,357   337,394,748
                                                                  ============  =============

See accompanying notes to unaudited consolidated financial statements

                                  NICOLET BANKSHARES, INC.

                             Consolidated Statements of Income

                     For the Three Months Ended March 31, 2004 and 2003
                                        (Unaudited)


                                                                         2004       2003
                                                                      ----------  ---------
Interest income:
  Loans                                                               $3,775,726  3,240,957
  Federal funds sold                                                      13,391      7,379
  Investment securities:
        Taxable                                                          141,829    169,014
        Tax-exempt                                                        57,753      4,639
  Interest bearing deposits                                               19,605      8,843
                                                                      ----------  ---------
  Total interest income                                                4,008,304  3,430,832
                                                                      ----------  ---------
Interest expense:
  Deposits                                                             1,692,452  1,750,863
  Short term borrowings                                                   24,573     30,360
                                                                      ----------  ---------
  Total interest expense                                               1,717,025  1,781,223
                                                                      ----------  ---------
      Net interest income                                              2,291,279  1,649,609
Provision for loan losses                                                762,500    447,500
                                                                      ----------  ---------
      Net interest income after provision for loan losses              1,528,779  1,202,109
                                                                      ----------  ---------
Other income:
  Service charges on deposit accounts                                    123,428     99,029
  Mortgage origination fees                                              318,776    352,847
  Trust department fees                                                  225,725    112,244
  Securities gains                                                        76,426     35,518
  Other operating income                                                 171,569     70,326
                                                                      ----------  ---------
        Total other income                                               915,924    669,964
                                                                      ----------  ---------
Other expense:
  Salaries and other personnel expense                                 1,147,989    800,740
  Net occupancy and equipment expense                                    334,504    246,829
  Other operating expense                                                597,977    452,294
                                                                      ----------  ---------
        Total other expense                                            2,080,470  1,499,863
                                                                      ----------  ---------
        Net income before tax
          expense                                                        364,233    372,210
Income tax expense                                                        98,951    129,185
                                                                      ----------  ---------
        Net income                                                    $  265,282    243,025
                                                                      ==========  =========
Basic earnings per share based on
  average outstanding shares of 2,951,154 and
  2,946,820, respectively                                             $      .09        .08
                                                                      ==========  =========
Diluted earnings per share based on average
  common stock equivalents outstanding of 3,080,603
  and 2,991,331, respectively                                         $      .09        .08
                                                                      ==========  =========


See accompanying notes to unaudited consolidated financial statements.

                            NICOLET BANKSHARES, INC.

                 Consolidated Statements of Comprehensive Income

               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)


                                                       2004     2003
                                                     --------  -------
Net income                                           $265,282  243,025
                                                     --------  -------
Other comprehensive income, net of tax:
  Unrealized gains on securities available
    for sale, net of tax of $201,581 and
    $78,001, respectively                             302,369  117,001

  Realized gains on securities available
    for sale, net of tax of $30,570 and
    $14,207, respectively                              45,856   21,311
                                                     --------  -------

Total other comprehensive income, net of tax          348,225  138,312
                                                     --------  -------

Comprehensive income                                 $613,507  381,337
                                                     ========  =======

See accompanying notes to unaudited consolidated financial statements.

                                       NICOLET BANKSHARES, INC.
                                Consolidated Statements of Cash Flows
                          For the Three Months Ended March 31, 2004 and 2003
                                             (Unaudited)


                                                                              2004           2003
                                                                          ---------------------------
Cash flows from operating activities:
  Net income                                                              $    265,282       243,025
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Provision for loan losses                                                  762,500       447,500
    Depreciation, amortization and accretion                                   199,085       125,946
    Securities gains                                                           (76,426)      (35,518)
    Stock dividends                                                             (7,200)       (7,100)
  Change in:
    Loans held for sale                                                     (3,025,986)   (2,651,544)
    Accrued interest receivable and other assets                              (695,967)     (901,345)
    Accrued interest payable and other liabilities                            (447,782)      394,543
                                                                          ---------------------------

        Net cash used in operating activities                               (3,026,494)   (2,384,493)
                                                                          ---------------------------

Cash flows from investing activities:
  Proceeds from calls, maturities and paydowns
     of investment securities available for sale                               256,397       453,719
  Purchases of investment securities available for sale                              -    (3,765,688)
  Sales of investment securities available for sale                          2,484,688     3,045,803
  Net change in loans                                                      (29,703,328)  (21,958,702)
  Purchases of premises and equipment                                          (37,831)      (46,638)
                                                                          ---------------------------

        Net cash used in investing activities                              (27,000,074)  (22,271,506)
                                                                          ---------------------------

Cash flows from financing activities:
  Net change in deposits                                                    40,171,375    34,531,588
  Net change in short term borrowings                                      (10,430,491)   (2,165,244)
                                                                          ---------------------------

        Net cash provided by financing activities                           29,740,884    32,366,344
                                                                          ---------------------------

Net increase (decrease) in cash and cash equivalents                          (285,684)    7,710,345

Cash and cash equivalents at beginning of the period                        32,986,353     7,011,732
                                                                          ---------------------------

Cash and cash equivalents at end of period                                $ 32,700,669    14,722,077
                                                                          =============  ============

Supplemental schedule of non-cash investing activities:
  Change in unrealized gain on securities available for sale, net of tax  $    348,225       138,312

Supplemental disclosure of cash flow information:
  Interest paid                                                           $  2,226,469     1,486,379



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

     Nicolet National Bank opened for business on October 31, 2000, and prior to that date activities of the entity were devoted solely to securing banking facilities, raising capital and procuring management and other personnel. Nicolet National Bank is a community-oriented bank with its emphasis on commercial banking. Nicolet National Bank operates out of its main office in Brown County, Wisconsin in the downtown area of Green Bay, and has branch facilities in Marinette, Wisconsin and Menominee, Michigan.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

     In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. Nicolet manages its exposure to fluctuations in interest rates through policies established by the Asset/Liability Committee ("ALCO") of the Bank. ALCO measures interest rate risk so that we can evaluate the impact of various interest rate scenarios on the net income of the Bank. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. Measurements which we use to help us manage interest rate sensitivity include an earnings simulation model and gap analysis computations.

          Earnings simulation model. We believe that interest rate risk is best measured by our dynamic earnings simulation modeling. Forecasted levels of assets, liabilities, and off-balance sheet financial instruments are combined with ALCO forecasts of interest rates for the next 12 months and are combined with other factors in order to produce various earnings simulations. To limit interest rate risk, we have guidelines for our earnings at risk which seek to limit the variance of net income to less than 10 percent for a 200 basis point change up or down in rates from management's most likely interest rate forecast over the next twelve months.

          Gap analysis. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed; for example, within three months or one year. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

(5)  Off  Balance  Sheet  Items,  Contingencies  and  Commitments
     ------------------------------------------------------------
     Off-balance sheet items consist of commitments to originate loans, unused lines of credit and standby letters of credit totaling approximately $58,485,000 as of March 31, 2004. This compares to $63,711,000 at December 31, 2003. Our commitments to originate loans is on a best effort basis; therefore there are no contingent liabilities associated with them. We have historically funded off-balance sheet commitments with primary sources of funds and we anticipate that this will continue.

     We have entered into a joint venture with a real estate development and investment firm in connection with the selection and development of a site for a new headquarters facility. The joint venture involves a 50% ownership by the Company and an investment of approximately $500,000 on standard commercial terms, reached through arms-length negotiation. As part of the joint venture arrangement, we will guarantee the construction financing of the facility, along with our joint venture partners. The construction financing is expected to be approximately $10.5 million. We anticipate that the project will be complete in the third quarter of 2005.

(6)  Stock-Based  Compensation
     -------------------------
     We sponsor two stock-based compensation plans. During 2000, we adopted a Stock Incentive Plan covering up to 285,000 shares of our common stock. During 2002, we adopted a second Stock Incentive Plan covering up to 125,000 shares of our common stock. These Plans are administered by the Administrative Committee of the Board of Directors and provide for the granting of options to purchase shares of the common stock to officers, directors and key employees of Nicolet. The exercise price of each option granted under each Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Administrative Committee of the Board of Directors. Options will be exercisable in whole or in part upon such terms as may be determined by the Committee. Options expire ten years after the date of grant. As of March 31, 2004, a total of 66,500 shares are available for grant from these plans.

     We account for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                   For the Three   For the Three
                                                    Months Ended   Months Ended
                                                     March 31,       March 31,
                                                   --------------  -------------
                                                        2004           2003
                                                   --------------  -------------
          Net income as reported                   $      265,282        243,025

          Deduct: Total stock-based employee
            compensation expense determined
            under fair-value based method for all
            awards, net of tax                                 75          8,349
                                                   --------------  -------------

          Pro forma net income                            265,207        234,676
                                                   ==============  =============

          Basic earnings per share:

             As reported                                      .09            .08
                                                   ==============  =============

             Pro forma                                        .09            .08
                                                   ==============  =============

          Diluted earnings per share

             As reported                                      .09            .08
                                                   ==============  =============

             Pro forma                                        .09            .08
                                                   ==============  =============

     The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following weighted average assumptions for 2004 and 2003: dividend yield of 0%; risk free interest rate of 3.33% and 3.35% and an expected life of 7 years. For disclosure purposes, we immediately recognized the expense associated with option grants assuming all awards will vest. The weighted average grant-date fair value of options granted in 2004 and 2003 was $2.83 and $2.54, respectively.

(7)  Net  Earnings  Per  Share
     -------------------------
     Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The presentation of earnings per share is required on the face of the statement of operations with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants.

     FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                    Net Earnings   Common Shares  Earnings Per Share
                                                    -------------  -------------  ------------------
     Basic earnings per share                       $     265,282      2,951,154                 .09
     Effect of dilutive securities - stock options              -        129,449                   -
                                                    -------------  -------------  ------------------
     Diluted earnings per share                     $     265,282      3,080,603                 .09
                                                    =============  =============  ==================

     FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                                    Net Earnings   Common Shares  Earnings Per Share
                                                    -------------  -------------  ------------------
     Basic earnings per share                       $     243,025      2,946,820                 .08
     Effect of dilutive securities - stock options              -         44,511                   -
                                                    -------------  -------------  ------------------
     Diluted earnings per share                     $     243,025      2,991,331                 .08
                                                    =============  =============  ==================

Item 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                PLAN OF OPERATION


CRITICAL ACCOUNTING POLICIES

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates in connection with the determination of our allowance for loan losses that have been critical to the determination of our financial position, results of operations and cash flows. Because the allowance is replenished by means of a provision for loan losses that is charged as an expense against net income, our estimation of the allowance affects our earnings directly.

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

While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management's judgment as to the adequacy of the allowance is necessarily approximate and imprecise. After review of all relevant matters affecting loan collectibility, management believes that the allowance for loan losses is appropriate given their analysis of incurred loan losses.

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


CHANGES IN FINANCIAL CONDITION

Total assets at March 31, 2004 were $367 million representing a $30 million (9%) increase from December 31, 2003. Deposits increased $40 million (14%) from December 31, 2003. Brokered CD's totaled $158 million, or 48% of total deposits, as of March 31, 2004, compared to $147 million, or 51% of total deposits, as of December 31, 2003. Net loans increased $29 million, or 11% from December 31, 2003.

The allowance for loan losses at March 31, 2004 totaled $3.5 million, representing 1.19% of total loans compared to the December 31, 2003 total of $3.1 million, which also represented 1.19% of total loans. Non-performing loans are defined as loans greater than 90 days past due, non-accrual and restructured loans. As of March 31, 2004, non-performing loans totaled $2.8 million compared to $2.4 million at December 31, 2003. Management attempts to maintain an allowance that is deemed adequate based on the evaluation of specific credits along with the overall condition of the portfolio. See "Critical Accounting Policies".

RESULTS OF OPERATIONS

Overall Year to Date. Our results for the three months ended March 31, 2004, when compared to the three months ended March 31, 2003, were highlighted by the continued growth of our earning assets which resulted in increased net interest income. Total revenues, which are comprised of interest income and non-interest income, for the three months ended March 31, 2004 were $4.9 million, compared to total revenues for the three months ended March 31, 2003 of $4.1 million. The provision for loan losses was $763,000 for the first three months of 2004 compared to $448,000 in the first three months of 2003, with both of these amounts attributable to the growth in loans in the respective periods, along with replacing those amounts charged off. Non-interest expenses were $2.1 million for the three months ended March 31, 2004, compared to $1.5 million for the three months ended March 31, 2003. Net income for the three months ended March 31, 2004 was $265,000 compared to net income of $243,000 for the same 2003 period.

Net Interest Income. For the three months ended March 31, 2004, we reported net interest income of $2.3 million, a 39% increase over the $1.6 million reported for the three-month period ended March 31, 2003.

Our yield on interest earning assets for the three months ended March 31, 2004 was 4.99% while our cost of funding sources was 2.50%. While net interest spread was 2.49%, net interest margin, which considers the effect of non-interest bearing deposits, was 2.90%. For the three months ended March 31, 2003, our yield on interest earning assets was 5.62% and our cost of funding sources was 3.42%, creating a net interest spread of 2.20% and a net interest margin of 2.70%.

Provision for Loan Losses. We provided $763,000 for the three months ended March 31, 2004 to the allowance for loan losses for potential problem loans, compared to $448,000 for the corresponding period in 2003. See "Critical Accounting Policies".

Non-interest Income. Non-interest income consists predominately of secondary market mortgage origination fees, trust department fees, service charges on deposit accounts and other miscellaneous revenues and fees. Because fees from the origination of mortgage loans, as well as various other components of non-interest income, often reflect market conditions, our non-interest income may tend to have more fluctuations on a quarter to quarter basis than does net interest income, since net interest income is the result of interest income from the growth of earning assets offset by interest expense from interest-bearing liabilities.

For the three months ended March 31, 2004, our non-interest income was $916,000, which was an increase of $246,000, or 37%, when compared to the three months ended March 31, 2003. Non-interest income comprised 19% of our total revenues (interest income plus non-interest income) for the first three months of 2004 compared to 16% for the first three months of 2003. Primary increases in this area were in service charges on deposit accounts and trust department fees (due to continued penetration in this market segment) as well as increased gains from the sale of investment securities available for sale.

Non-interest expense. Non-interest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the three months ended March 31, 2004, we incurred approximately $2.1 million in non-interest expenses compared to $1.5 million for the three months ended March 31, 2003. Our primary component of non-interest expense continues to be salaries and employee benefits and the increases in that area are attributable principally to our employment of additional revenue generating personnel and the related overhead expenses to accommodate our growth.

Income taxes. Income tax expense was $99,000 for the three months ended March 31, 2004 compared to $129,000 for the three months ended March 31, 2003. Our effective tax rate for the three months ended March 31, 2004 was 27.2% as compared to 34.7% for the three months ended March 31, 2003. The decrease in the effective tax rate for 2004 was primarily due to the higher percentage of tax-exempt income from municipal securities and bank owned life insurance as compared to net income before tax expense.

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

Our primary source of liquidity is a stable base of deposits. We raise deposits by providing deposit services in our market and through our network of deposit brokers, our borrowing ability through the Federal Home Loan Bank, scheduled repayments on loans, and interest and maturities of our investments. All of our securities have been classified as available-for-sale. If necessary, we have the ability to sell a portion of our investment securities to manage our interest sensitivity gap or liquidity. We may also utilize cash and due from banks and federal funds sold to meet liquidity needs.

At March 31, 2004, we had arrangements with various commercial banks for short term unsecured advances up to $25.5 million. As of March 31, 2004, we had no outstanding balances under these arrangements.

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and cash equivalents decreased by $286,000 to $32.7 million during the three months ended March 31, 2004. Cash used in operations approximated $3.0 million for the three months ended March 31, 2004 compared to $2.4 million of cash used in operations for the same three month period in 2003. Net cash provided by financing activities for the three months ended March 31, 2004 totaled $29.7 million, which was primarily made up of $40.2 million of increased deposits and $10.4 million of decreased short term borrowings, compared to cash provided by financing activities of $32.4 million for the same three month period in 2003, which was primarily made up of $34.5 million of increased deposits and $2.2 million of decreased short term borrowings. Outflows from investing activities for the three months ended March 31, 2004 totaled $27.0 million, which was made up of loan increases of $29.7 million, offset by the proceeds from the sale of investment securities available-for-sale of $2.5 million. For the same three month period in 2003, our outflows from investing activities totaled $22.3 million, which was mostly comprised of increases in loans of $22.0 million, purchases of investment securities available-for-sale of $3.8 million, and proceeds from sales of investment securities available-for-sale of $3.0 million.

CAPITAL

The following tables present the Company's regulatory capital position as of March 31, 2004 and December 31, 2003:

      Risk-Based Capital Ratios
      -------------------------
                                                                March 31, 2004   December 31, 2003
                                                                ---------------  ------------------
      Tier 1 Tangible Capital, Actual                                    10.92%              11.60%
      Tier 1 Tangible Capital minimum requirement                         4.00%               4.00%
                                                                ---------------  ------------------

      Excess                                                              6.92%               7.60%
                                                                ===============  ==================

      Total Capital, Actual                                              12.10%              12.70%
      Total Capital minimum requirement                                   8.00%               8.00%
                                                                ---------------  ------------------

      Excess                                                              4.10%               4.70%
                                                                ===============  ==================

      Leverage Ratio
      --------------

      Tier 1 Tangible Capital to adjusted total assets, Actual            9.42%               9.90%
      Minimum leverage requirement                                        4.00%               4.00%
                                                                ---------------  ------------------

      Excess                                                              5.42%               5.90%
                                                                ===============  ==================



ITEM  3.
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

Item 2.   Changes in Securities and Small Business Issuer Purchases of Equity
          -------------------------------------------------------------------
          Securities
          ----------

                                           TOTAL NUMBER OF        MAXIMUM NUMBER (OR
                                          SHARES (OR UNITS)   APPROPRIATE DOLLAR VALUE)
                      TOTAL    AVERAGE    PURCHASED AS PART   OF SHARES (OR UNITS) THAT
                    NUMBER OF   PRICE        OF PUBLICLY         MAY YET BE PURCHASED
                     SHARES    PAID PER  ANNOUNCED PLANS OR       UNDER THE PLANS OR
PERIOD              PURCHASED   SHARE         PROGRAMS                 PROGRAMS
------------------  ---------  --------  -------------------  --------------------------

January 1 through
January 31, 2004            0                              0                           0
February 1 through
February 29, 2004           0                              0                           0
March 1 through
March 31, 2004              0                              0                           0
                    ---------  --------  -------------------  --------------------------
Total                       0                              0                           0
                    =========  ========  ===================  ==========================


          Nicolet has not adopted a stock repurchase program or plan and did not repurchase any shares of its common stock under such a plan or otherwise during the period covered by this report.

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None.

Item 5.   Other Information
          -----------------
          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

          Exhibit
          Number     Description

          31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

          31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)

          32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports  on  Form  8-K

               None

                            NICOLET BANKSHARES, INC.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NICOLET BANKSHARES, INC.



                               By:  /s/ Robert B. Atwell
                                    --------------------------------------------
                                    Robert B. Atwell, President/CEO
                                    (Principal Executive Officer)


                               Date:  May 13, 2004


                               By:  /s/ Jacqui A. Engebos
                                    --------------------------------------------
                                    Jacqui Engebos, CFO
                                    (Principal Financial and Accounting Officer)


                               Date:  May 13, 2004