Form 10QSB
period 2004-06-30
NICOLET BANKSHARES INC
filed 2004-08-13
CIK 1174850

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20219

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from _____ to

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

                                  YES  XX   NO
                                      ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $.01 per share: 2,957,654 shares outstanding as of August 11, 2004.

           Transitional small business disclosure format (check one):

                                  YES       NO  XX
                                      ---      ---

                            NICOLET BANKSHARES, INC.

     INDEX

                                                                       Page  No.
                                                                       ---------

PART I         FINANCIAL  INFORMATION

     Item 1.   Consolidated  Financial  Statements

               Consolidated  Balance  Sheets  (unaudited)  at
               June  30,  2004 and  December  31,  2003                        3

               Consolidated  Statements  of  Income  (unaudited)
               for  the Three Months  and Six  Months  Ended
               June  30,  2004  and  2003                                      4

               Consolidated  Statements  of  Comprehensive
               Income  (unaudited) for  the  Three  Months  and
               Six Months Ended June 30, 2004 and 2003                         5

               Consolidated  Statements  of  Cash  Flows  (unaudited)
               for  the  Six Months  Ended  June  30,  2004  and  2003         6

               Notes  to  Consolidated Financial Statements (unaudited)     7-10

     Item 2.   Management's  Discussion  and  Analysis  of Financial
               Condition or  Plan  of  Operations                          11-14

     Item 3.   Controls  and  Procedures                                      14

PART II.       OTHER  INFORMATION

     Item 1.   Legal  Proceedings                                             15

     Item 2.   Changes  in  Securities  and  Small  Business
               Issuer Purchases of Equity  Securities                         15

     Item 3.   Defaults  Upon  Senior  Securities                             15

     Item 4.   Submission  of  Matters  to  a  Vote  of
               Security  Holders                                              16

     Item 5.   Other  Information                                             16

     Item 6.   Exhibits  and  Reports  on  Form  8-K                          16

               Signatures                                                     17


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

PART  I.  FINANCIAL  INFORMATION
Item  1.  Consolidated  Financial  Statements

                                     NICOLET BANKSHARES, INC.
                              Consolidated Balance Sheets (Unaudited)
                                June 30, 2004 and December 31, 2003


                                              Assets
                                              ------

                                                                        June 30,     December 31,
                                                                          2004           2003
                                                                      -------------  -------------

Cash and due from banks                                               $  9,722,875     18,099,866
Interest bearing deposits                                                  354,376        223,487
Federal funds sold                                                      21,271,000     14,663,000
                                                                      -------------  -------------

     Cash and cash equivalents                                          31,348,251     32,986,353

Investment securities available for sale                                30,692,140     29,470,177
Other investments                                                        1,509,400      1,371,850
Loans held for sale                                                      1,718,755      1,824,469
Loans, net of allowance for loan losses of $3,418,967
    and $3,109,527, respectively                                       296,305,804    258,659,867
Premises and equipment, net                                              2,724,204      2,890,851
Bank owned life insurance                                                7,267,961      7,085,249
Accrued interest receivable and other assets                             4,236,196      3,105,932
                                                                      -------------  -------------

                                                                      $375,802,711    337,394,748
                                                                      =============  =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
     Deposits:
        Non-interest-bearing                                          $ 31,624,519     41,549,434
        Interest-bearing                                               297,576,535    247,530,328
                                                                      -------------  -------------

               Total deposits                                          329,201,054    289,079,762

     Short term borrowings                                              11,843,860     14,590,810
     Accrued interest payable and other liabilities                      2,391,732      1,495,370
                                                                      -------------  -------------

               Total liabilities                                       343,436,646    305,165,942

Shareholders' equity:
     Common stock, $.01 par value; 30,000,000 shares authorized;
        2,951,154 shares issued and outstanding                             29,511         29,511
     Additional paid-in capital                                         32,105,443     32,105,443
     Retained earnings (accumulated deficit)                               502,999        (75,772)
     Accumulated other comprehensive income (loss)                        (271,888)       169,624
                                                                      -------------  -------------

               Total shareholders' equity                               32,366,065     32,228,806
                                                                      -------------  -------------

                                                                      $375,802,711    337,394,748
                                                                      =============  =============


See accompanying notes to unaudited consolidated financial statements

                                             NICOLET BANKSHARES, INC.

                                         Consolidated Statements of Income

                         For the Three Months and Six Months Ended June 30, 2004 and 2003
                                                    (Unaudited)


                                                        Three Months   Three Months    Six Months     Six Months
                                                           Ended           Ended          Ended          Ended
                                                       June 30, 2004   June 30, 2003  June 30, 2004  June 30, 2003
                                                       --------------  -------------  -------------  -------------
Interest income:
   Loans                                               $    4,005,557      3,520,726      7,781,283      6,761,683
   Federal funds sold                                          11,099          8,726         24,490         16,105
   Investment securities:
     Taxable                                                  218,532        261,583        360,361        430,597
     Tax-exempt                                                77,140         23,795        134,893         28,434
   Interest bearing deposits                                   24,167          6,486         43,772         15,329
                                                       --------------  -------------  -------------  -------------
   Total interest income                                    4,336,495      3,821,316      8,344,799      7,252,148
                                                       --------------  -------------  -------------  -------------
Interest expense:
   Deposits                                                 1,784,073      1,839,584      3,476,525      3,590,447
   Short term borrowings                                       25,883         21,029         50,456         51,389
                                                       --------------  -------------  -------------  -------------
   Total interest expense                                   1,809,956      1,860,613      3,526,981      3,641,836
                                                       --------------  -------------  -------------  -------------
       Net interest income                                  2,526,539      1,960,703      4,817,818      3,610,312
Provision for loan losses                                     862,500        662,500      1,625,000      1,110,000
                                                       --------------  -------------  -------------  -------------
       Net interest income after provision
        for loan losses                                     1,664,039      1,298,203      3,192,818      2,500,312
                                                       --------------  -------------  -------------  -------------
Non-interest income:
   Service charges on deposit accounts                        100,924        109,029        224,352        208,058
   Mortgage origination fees                                  349,432        495,830        668,208        848,677
   Trust department fees                                      247,579        128,036        473,304        240,280
   Securities gains                                              ----        259,764         76,426        295,282
   Other                                                      299,991        107,903        471,560        178,229
                                                       --------------  -------------  -------------  -------------
       Total non-interest income                              997,926      1,100,562      1,913,850      1,770,526
                                                       --------------  -------------  -------------  -------------
Non-interest expense:
   Salaries and other personnel expense                     1,267,136        913,716      2,415,125      1,714,456
   Net occupancy and equipment expense                        332,229        158,946        666,733        306,720
   Other                                                      646,329        719,738      1,244,306      1,271,087
                                                       --------------  -------------  -------------  -------------
       Total non-interest expense                           2,245,694      1,792,400      4,326,164      3,292,263
                                                       --------------  -------------  -------------  -------------
       Net income before tax
        expense                                               416,271        606,365        780,504        978,575
Income tax expense                                            102,782        210,904        201,733        340,089
                                                       --------------  -------------  -------------  -------------
       Net income                                      $      313,489        395,461        578,771        638,486
                                                       ==============  =============  =============  =============
Basic earnings per share based on
  average outstanding shares of 2,951,154; 2,946,820;
  2,951,154 and 2,946,820, respectively                $          .11            .13            .20            .22
                                                       ==============  =============  =============  =============
Diluted earnings per share based on average
  common stock equivalents outstanding of 3,080,859
  3,019,003; 3,080,315 and 3,019,003, respectively     $          .10            .13            .19            .21
                                                       ==============  =============  =============  =============


See accompanying notes to unaudited consolidated financial statements.

                                               NICOLET BANKSHARES, INC.

                                   Consolidated Statements of Comprehensive Income

                           For the Three Months and Six Months Ended June 30, 2004 and 2003
                                                     (Unaudited)


                                                       Three Months     Three Months     Six Months      Six Months
                                                           Ended           Ended           Ended           Ended
                                                       June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                                      ---------------  --------------  --------------  --------------
Net income                                            $      313,489         395,461         578,771         638,486
                                                      ---------------  --------------  --------------  --------------

Other comprehensive (loss), net of tax:
   Unrealized (losses) on securities available
    for sale, net of tax of ($526,491), ($150,434),
    ($324,910) and ($72,433), respectively                  (789,737)       (225,649)       (487,368)       (108,648)

   Realized gains on securities available
    for sale, net of tax of $0, $103,906,
    $30,570 and $118,113, respectively                         -----         155,858          45,856         177,169
                                                      ---------------  --------------  --------------  --------------

Total other comprehensive income (loss), net of tax         (789,737)        (69,791)       (441,512)         68,521
                                                      ---------------  --------------  --------------  --------------

Comprehensive income (loss)                           $     (476,248)        325,670         137,259         707,007
                                                      ===============  ==============  ==============  ==============


See accompanying notes to unaudited consolidated financial statements.

                                         NICOLET BANKSHARES, INC.
                                  Consolidated Statements of Cash Flows
                             For the Six Months Ended June 30, 2004 and 2003
                                               (Unaudited)


                                                                                  2004           2003
                                                                              -------------  ------------
Cash flows from operating activities:
   Net income                                                                 $    578,771       638,486
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
      Provision for loan losses                                                  1,625,000     1,110,000
      Depreciation, amortization and accretion                                     307,377       244,164
      Gain on sale of securities                                                   (76,426)     (295,282)
   Change in:
      Loans held for sale                                                          105,714    (1,044,371)
      Cash surrender value of life insurance                                      (182,712)     (114,108)
      Accrued interest receivable and other assets                                (611,125)     (828,330)
      Accrued interest payable and other liabilities                               896,362       285,166
                                                                              -------------  ------------

            Net cash provided by (used in) operating activities                  2,642,961        (4,275)
                                                                              -------------  ------------

Cash flows from investing activities:
   Proceeds from calls, maturities and paydowns
      of investment securities available for sale                                4,502,872       723,950
   Purchases of investment securities available for sale                        (8,888,396)   (9,275,751)
   Sale of investment securities available for sale                              2,484,688     6,473,178
   Purchases of other investments                                                 (137,550)     (170,600)
   Change in loans                                                             (39,495,736)  (40,026,180)
   Purchases of premises and equipment                                            (121,283)     (279,599)
                                                                              -------------  ------------

            Net cash used in investing activities                              (41,655,405)  (42,555,002)
                                                                              -------------  ------------

Cash flows from financing activities:
   Net change in deposits                                                       40,121,292    57,980,844
   Net change in short term borrowings                                          (2,746,950)   (6,963,362)
                                                                              -------------  ------------

         Net cash provided by financing activities                              37,374,342    51,017,482
                                                                              -------------  ------------

Net increase (decrease) in cash and cash equivalents                            (1,638,102)    8,458,205

Cash and cash equivalents at beginning of the period                            32,986,353     7,011,732
                                                                              -------------  ------------

Cash and cash equivalents at end of the period                                $ 31,348,251    15,469,937
                                                                              =============  ============

Supplemental schedule of non-cash investing and financing activities:
   Change in unrealized gain (loss) on securities available for sale, net of
   tax                                                                        $   (441,512)       68,521
   Transfer of loans to other real estate                                          224,799          ----

Supplemental disclosure of cash flow information:
   Interest paid                                                              $  3,352,503     3,463,677
   Taxes paid                                                                      147,500       531,000


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

          Gap analysis. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed; for example, within three months or one year. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal. Nicolet is asset sensitive, which means during a period of rising interest rates; Nicolet's net interest income would tend to rise.

(5)  Restricted  Cash  and  Subscribers'  Deposits
     ---------------------------------------------
     Restricted cash of $990,000 at June 30, 2004 represents amounts deposited in an escrow account by the Company in connection with its offering of certain trust preferred securities. Subscribers' deposits of $990,000 represent amounts deposited with the Company by potential holders of these trust preferred securities. The offering was completed on July 15, 2004, with a total of $6 million of trust preferred securities placed.

(6)  Off  Balance  Sheet  Items  and  Contingencies
     ----------------------------------------------
     Off-balance sheet items consist of commitments to originate loans, unused lines of credit and standby letters of credit totaling approximately $86,649,000 as of June 30, 2004. This compares to $63,711,000 at December 31, 2003. Our commitment to originate loans is on a best effort basis; therefore there are no contingent liabilities associated with them. We have historically funded off-balance sheet commitments with primary sources of funds and we anticipate that this will continue.

(7)  Stock-Based  Compensation
     -------------------------
     We sponsor two stock-based compensation plans. During 2000, we adopted a Stock Incentive Plan covering up to 285,000 shares of our common stock. During 2002, we adopted a second Stock Incentive Plan covering up to 125,000 shares of our common stock. These Plans are administered by the Administrative Committee of the Board of Directors and provide for the granting of options to purchase shares of the common stock to officers, directors and key employees of Nicolet. The exercise price of each option granted under each Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Administrative Committee of the Board of Directors. Options will be exercisable in whole or in part upon such terms as may be determined by the Committee. Options expire ten years after the date of grant. As of June 30, 2004, a total of 67,333 shares are available for grant from these plans.

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

                                      For the Three   For the Three   For the Six    For the Six
                                       Months Ended   Months Ended   Months Ended   Months Ended
                                      June 30, 2004   June 30, 2003  June 30, 2004  June 30, 2003
                                      --------------  -------------  -------------  -------------
Net income as reported                $      313,489        395,461        578,771        638,486

Deduct: Total stock-based employee
   compensation expense determined
   under fair-value based method for
   all
   awards, net of tax                           ----         24,103          1,035         32,513
                                      --------------  -------------  -------------  -------------

Pro forma net income                  $      313,489        371,358        577,736        605,973
                                      ==============  =============  =============  =============

Basic earnings per share:

   As reported                        $          .11            .13            .20            .22
                                      ==============  =============  =============  =============

   Pro forma                          $          .11            .13            .20            .21
                                      ==============  =============  =============  =============

Diluted earnings per share

   As reported                        $          .10            .13            .19            .21
                                      ==============  =============  =============  =============

   Pro forma                          $          .10            .12            .19            .20
                                      ==============  =============  =============  =============

     The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following weighted average assumptions for 2004 and 2003: dividend yield of 0%; risk free interest rate of 4.24% and 3.37% and an expected life of 7 years. For disclosure purposes, we immediately recognized the expense associated with option grants assuming all awards will vest. The weighted average grant-date fair value of options granted in 2004 and 2003 was $3.72 and $2.55, respectively.

(8)  Net  Earnings  Per  Share
     -------------------------
     Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The presentation of earnings per share is required on the face of the statement of operations with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants.

     For the Three Months Ended June 30, 2004

                                                                 Common        Earnings Per
                                                              -------------  ------------------
                                               Net Earnings      Shares           Share
                                               -------------  -------------  ------------------
Basic earnings per share                       $     313,489      2,951,154                 .11
Effect of dilutive securities - stock options              -        129,705                   -
                                               -------------  -------------  ------------------
Diluted earnings per share                     $     313,489      3,080,859                 .10
                                               =============  =============  ==================

For the Three Months Ended June 30, 2003
                                               Net Earnings   Common Shares  Earnings Per Share
                                               -------------  -------------  ------------------
Basic earnings per share                       $     395,461      2,946,820                 .13
Effect of dilutive securities - stock options              -         72,183                   -
                                               -------------  -------------  ------------------
Diluted earnings per share                     $     395,461      3,019,003                 .13
                                               =============  =============  ==================

For the Six Months Ended June 30, 2004
                                               Net Earnings   Common Shares  Earnings Per Share
                                               -------------  -------------  ------------------
Basic earnings per share                       $     578,771      2,951,154                 .20
Effect of dilutive securities - stock options              -        129,161                   -
                                               -------------  -------------  ------------------
Diluted earnings per share                     $     578,771      3,080,315                 .19
                                               =============  =============  ==================

For the Six Months Ended June 30, 2003
                                               Net Earnings   Common Shares  Earnings Per Share
                                               -------------  -------------  ------------------
Basic earnings per share                       $     638,486      2,946,820                 .22
Effect of dilutive securities - stock options              -         72,183                   -
                                               -------------  -------------  ------------------
Diluted earnings per share                     $     638,486      3,019,003                 .21
                                               =============  =============  ==================

Item  2.
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

CHANGES  IN  FINANCIAL  CONDITION

Total assets at June 30, 2004 were $376 million representing a $38 million (11%) increase from December 31, 2003. Net loans at June 30, 2004 were $296 million, an increase of $38 million or 15%, as compared to December 31, 2003. Deposits increased $40 million (14%) from December 31, 2003. Core deposits increased $9 million or 6% as compared to December 31, 2003. Brokered CD's totaled $178 million, or 54% of total deposits, as of June 30, 2004, compared to $147 million, or 51% of total deposits, as of December 31, 2003.

The allowance for loan losses at June 30, 2004 totaled $3.4 million, representing 1.14% of total loans compared to the December 31, 2003 total of $3.1 million, which represented 1.19% of total loans. Management charged off loans totaling $1.3 million and $618,000, net of recoveries, as uncollectible during the first half of 2004 and 2003, respectively. The large increase in the first half of 2004 was a result of two commercial loan relationships that totaled $1.1 million or 84% of the total amounts charged off, as well as isolated specific business problems and softened economy. Non-performing loans are defined as loans greater than 90 days past due, non-accrual and restructured loans. As of June 30, 2004, non-performing loans totaled $1.9 million compared to $2.4 million at December 31, 2003. Management attempts to maintain an allowance that is deemed adequate based on the evaluation of specific credits along with the overall condition of the portfolio.

RESULTS  OF  OPERATIONS

Overall Year to Date. Our results for the six months ended June 30, 2004, when compared to the six months ended June 30, 2003, were highlighted by the continued growth of our earning assets which resulted in increased net interest income and growth in non-interest income. Total revenues, which are comprised of interest income and non-interest income, for the six months ended June 30, 2004 were $10.3 million, compared to total revenues for the six months ended June 30, 2003 of $9.0 million. The increase in total revenues is primarily attributable to increased interest income from loans. The provision for loan losses was $1.6 million for the first six months of 2004 compared to $1.1 million in the first six months of 2003, with both of these amounts attributable to the growth in loans in the respective periods, along with partially replacing those amounts charged off. Non-interest income for the six months ended June 30 was $1.9 million and $1.8 million for 2004 and 2003 respectively. The mix of this category has changed from concentrations in mortgage origination fees and security gains in 2003, to solid increases in the more consistent sources of trust and brokerage fees in 2004. Non-interest expenses were $4.3 million for the six months ended June 30, 2004, compared to $3.3 million for the six months ended June 30, 2003. The increase in 2004 is largely attributable to investment in employees to support our diversification of revenue sources and growth. Net income for the six months ended June 30, 2004 was $579,000 compared to $638,000 for the six months ended June 30, 2003. The decrease in net income for this period was mainly attributable to increased operating expenses as Nicolet invested in growth and an increased provision for loan losses.

Overall Current Quarter. Total revenues for the three months ended June 30, 2004 were $5.3 million, compared to total revenues for the three months ended June 30, 2003 of $4.9 million. The provision for loan losses was $863,000 for the second quarter of 2004 compared to $663,000 in the second quarter of 2003. Non-interest expenses were $2.2 million for the three months ended June 30, 2004, compared to $1.8 million for the three months ended June 30, 2003. For the quarter ended June 30, 2004, we recorded net income of $313,000 compared to net income of $395,000 for the three months ended June 30, 2003. Changes in second quarter numbers resulted from the various factors set forth above at "Overall Year to Date".

Net Interest Income. For the six months ended June 30, 2004, we reported net interest income of $4.8 million, a 33% increase over the $3.6 million reported for the six-month period ended June 30, 2003. For the three months ended June 30, 2004, we reported net interest income of $2.53 million a 29% increase over the $1.96 million for the same three-month period in 2003. Loan income increased $1.0 million, a combination of growth and improved yields. Interest expense declined year over year as a result of higher cost CD's repricing at today's lower rates and solid growth in core deposits.

Our yield on interest earning assets for the six months ended June 30, 2004 was 5.07% while our cost of funding sources was 2.49%. While net interest spread was 2.58%, net interest margin, which considers the effect of non-interest bearing deposits, was 2.99%. For the six months ended June 30, 2003, our yield on interest earning assets was 5.48% and our cost of funding sources was 3.30%, creating a net interest spread of 2.18% and a net interest margin of 2.73%. Our yield on interest earning assets for the three months ended June 30, 2004 was 5.15% while the cost of funding sources was 2.48%. While net interest spread was 2.66%, net interest margin was 3.06%. For the three months ended June 30, 2003, our yield on interest earning assets was 5.49% and our cost of funding sources was 3.20%, creating a net interest spread of 2.29% and a net interest margin of 2.82%.

Provision for Loan Losses. We provided $1.6 million for the six months ended June 30, 2004 to the allowance for loan losses for potential problem loans, compared to $1.1 million for the corresponding period in 2003. See "Critical Accounting Policies".

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

For the six months ended June 30, 2004, our non-interest income was $1.9 million, which was an increase of $143,000, or 8.1%, when compared to the six months ended June 30, 2003. For the three months ended June 30, 2004, our non-interest income was $1.0 million, which was a slight decrease of approximately $103,000 when compared to the three months ended June 30, 2003. Non-interest income comprised 18.7% of our total revenues (interest income plus non-interest income) for the first six months of 2004 compared to 19.6% for the first six months of 2003. For the three months ended June 30, 2004 non-interest income comprised 18.7% of our total revenues, compared to 22.4% for the same period in 2003. The primary decrease in this area for the three months ended June 30, 2004 was a decrease in security gains of approximately $260,000 and secondary market mortgage origination fees of $146,000, as compared to the three months ended June 30, 2003. Trust department fees (due to continued penetration in this market segment) and brokerage revenues partially offset the decreases.

Non-interest expense. Non-interest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the six months ended June 30, 2004, we incurred approximately $4.3 million in non-interest expenses compared to $3.3 million for the six months ended June 30, 2003, an increase of 31.4%. For the three months ended June 30, 2004, we incurred approximately $2.2 million in non-interest expenses compared to $1.8 million for the same three-month period in 2003 or an increase of 25.3%. Our primary component of non-interest expense continues to be salaries and employee benefits, and the increases described above are attributable principally to our employment of additional revenue generating personnel and the related overhead expenses to accommodate our growth.

Income taxes. Income tax expense was $202,000 for the six months ended June 30, 2004 compared to $340,000 for the six months ended June 30, 2003. Our effective tax rate for the six months ended June 30, 2004 was 25.8% as compared to 34.8% for the six months ended June 30, 2003. For the three months ended June 30, 2004, income tax expense was $103,000 as compared to $211,000 for the three months ended June 30, 2003. Our effective tax rate for the three months ended June 30, 2004 was 24.7% as compared to 34.8% for the three months ended June 30, 2003. The decrease in the effective tax rate for 2004 was primarily due to the higher percentage of tax-exempt income from municipal securities and bank owned life insurance as compared to net income before tax expense.

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

Our primary source of liquidity is a stable base of deposits. We raise deposits by providing deposit services in our market and through our network of deposit brokers. Other sources of liquidity include our borrowing ability through the Federal Home Loan Bank, scheduled repayments on loans, and interest and maturities of our investment securities. All of our securities have been classified as available-for-sale. If necessary, we have the ability to sell a portion of our investment securities to manage our interest sensitivity gap or liquidity. We may also utilize cash and due from banks and federal funds sold to meet liquidity needs.

At June 30, 2004, we had arrangements with various commercial banks for short term unsecured advances up to $25.5 million. As of June 30, 2004, we had no outstanding balances under these arrangements.

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and cash equivalents decreased by $1.6 million to $31.3 million during the six months ended June 30, 2004. Cash provided by operations approximated $2.6 million for the six months ended June 30, 2004 compared to $4,000 of cash used in operations for the same six month period in 2003. Net cash provided by financing activities for the six months ended June 30, 2004 totaled $37.4 million, which was primarily made up of $40.1 million of increased deposits compared to cash provided by financing activities of $51.0 million for the same six month period in 2003, which was primarily made up of $58.0 million of increased deposits. Outflows from investing activities for the six months ended June 30, 2004 totaled $41.7 million, most of which was loan increases of $39.5 million, purchases of investment securities available-for-sale of $8.9 million, offset by proceeds from maturities and sales of investment securities available-for-sale of $7.0 million. For the same six month period in 2003, our outflows from investing activities totaled $42.6 million, which was mostly comprised of increases in loans of $40.0 million, purchases of investment securities available-for-sale of $9.3 million, offset by proceeds from sales of investment securities available-for-sale of $6.5 million.

CAPITAL

The  following  tables present the Company's regulatory capital position as of June 30, 2004 and  December  31,  2003:


Risk-Based Capital Ratios
-------------------------
                                                          June 30, 2004   December 31, 2003
                                                          --------------  ------------------
Tier 1 Tangible Capital, Actual                                   10.50%              11.60%
Tier 1 Tangible Capital minimum requirement                        4.00%               4.00%
                                                          --------------  ------------------
Excess                                                             6.50%               7.60%
                                                          ==============  ==================

Total Capital, Actual                                             11.61%              12.70%
Total Capital minimum requirement                                  8.00%               8.00%
                                                          --------------  ------------------
Excess                                                             3.61%               4.70%
                                                          ==============  ==================


Leverage Ratio
--------------
Tier 1 Tangible Capital to adjusted total assets, Actual           9.13%               9.90%
Minimum leverage requirement                                       4.00%               4.00%
                                                          --------------  ------------------
Excess                                                             5.13%               5.90%
                                                          ==============  ==================

The Company has entered into a joint venture with a real estate development and investment firm in connection with the selection and development of a site for a new headquarters facility. The joint venture involves a 50% ownership by the Company and an investment of approximately $500,000. As part of the joint venture arrangement, we will guarantee the construction financing of the facility, along with our joint venture partners. The construction financing is approximately $10.5 million. We anticipate that the project will be complete in the third quarter of 2005.

We have started construction of a full service branch facility in DePere, Wisconsin. It is anticipated that the project cost will be approximately $1.7 million, with project completion expected to be in the fourth quarter of 2004.

On July 15, 2004, the Company issued $5,465,000 in 8.0% Capital Securities (Trust Preferred Securities), through Nicolet Bankshares Statutory Trust I, a statutory trust organized in June 2004. The Company plans to complete the issuance of the remaining $535,000 of such securities in the near future. All $6 million of the capital securities will qualify as Tier I Capital for regulatory capital calculation purposes. The Company has unconditionally guaranteed the obligations of Nicolet Bankshares Statutory Trust I under the 8.0% capital securities.




Item  3.
                             CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Nicolet Bankshares, Inc. (including its consolidated subsidiaries) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

Item 2.  Changes  in  Securities  and  Small Business Issuer Purchases of Equity
         -------------------------------------------------------------------
         Securities
         ----------


Period             Total    Average     Total Number of        Maximum Number (or
                 Number of   Price     Shares (or Units)   Appropriate Dollar Value)
                  Shares    Paid Per   Purchased as Part   of Shares (or Units) that
                 Purchased   Share        of Publicly         May Yet Be Purchased
                                      Announced Plans or       Under the Plans or
                                           Programs                 Programs
---------------  ---------  --------  -------------------  --------------------------
April 1 through
April 30, 2004           0                              0                           0
May 1 through
May 31, 2004             0                              0                           0
June 1 through
June 30, 2004            0                              0                           0
                 ---------  --------  -------------------  --------------------------
Total                    0                              0                           0
                 =========  ========  ===================  ==========================

          Nicolet has not adopted a stock repurchase program or plan and did not repurchase any shares of its common stock under such a plan or otherwise during the period covered by this report.


Item 3.   Defaults  Upon  Senior  Securities
          ----------------------------------
          None

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders
          -----------------------------------------------------------
          Our annual meeting of stockholders was held on May 4, 2004.

          The following is a summary of matters submitted to a vote of security holders:

         1.   The election of the following directors to serve a one year term:

Robert B. Atwell      Michael F. Felhofer    Terrence J. Lemerond  Sandra A. Renard
Michael E. Daniels    James M. Halron        Donald J. Long, Jr.   Robert J. Weyers
Wendell E. Ellsworth  Philip J. Hendrickson  Wade T. Micoley       Susan L. Merkatoris
Deanna L. Favre       Andrew F. Hetzel, Jr.  Ronald C. Miller

          A tabulation of votes (on a cumulative vote basis) concerning the election of directors is as follows. There were no broker non-votes.

                          Shares voted   Shares    Shares abstained  Total shares  Total shares
                            in favor    withheld     from voting     represented   outstanding
                          ------------  ---------  ----------------  ------------  ------------
                          (by proxy and in person)
Robert B. Atwell             2,401,045                           -
Michael E. Daniels           2,402,262                           -
Wendell E. Ellsworth         2,395,262                           -
Deanna L. Favre              2,398,362                           -
Michael F. Felhofer          2,389,862                           -
James M. Halron              2,401,262                           -
Philip J. Hendrickson        2,398,762                           -
Andrew F. Hetzel, Jr.        2,389,862                           -
Terrence J. Lemerond         2,389,262                           -
Donald J. Long, Jr.          2,401,262                           -
Susan L. Merkatoris          2,398,862                           -
Wade T. Micoley              2,386,362                           -
Ronald C. Miller             2,401,262                           -
Sandra A. Renard             2,399,862                           -
Robert J. Weyers             2,394,862                           -
                                                                        2,402,262    2,951,154
                                                                     ============  ===========

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

          (b)  Reports  on  Form  8-K

On May 4, 2004, we furnished a Form 8-K attaching an interim report to shareholders under Item 9 (Regulation FD disclosure). The information reported therein is not deemed to be "filed" pursuant to Section 18 of the Exchange Act.

                            NICOLET BANKSHARES, INC.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NICOLET  BANKSHARES,  INC.


                               By:  /s/  Robert  B.  Atwell
                                    ------------------------------
                                    Robert B. Atwell, President/CEO
                                    (Principal Executive Officer)


                               Date:  August  11,  2004



                               By:  /s/  Jacqui  A.  Engebos
                                    ------------------------------
                                    Jacqui  Engebos,  CFO
                                    (Principal Financial and Accounting Officer)


                               Date:  August 11, 2004