Form 10QSB
period 2004-09-30
NICOLET BANKSHARES INC
filed 2004-11-12
CIK 1174850

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20219

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $.01 per share: 2,965,154 shares outstanding as of November 2, 2004.

           Transitional small business disclosure format (check one):

                                   YES    NO XX
                                      --     --

                                   NICOLET BANKSHARES, INC.

     INDEX
                                                                                       Page No.
                                                                                       --------

PART I      FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Unaudited Consolidated Balance Sheets at September 30, 2004                   3
              and December 31, 2003

            Unaudited Consolidated Statements of Income for the Three Months and
              Nine Months Ended September 30, 2004 and 2003                               4

            Unaudited Consolidated Statements of Comprehensive Income                     5
              for the Three Months and Nine Months Ended September 30, 2004 and 2003

            Unaudited Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2004 and 2003                                    6

            Notes to Consolidated Financial Statements (unaudited)                        7-11

   Item 2.  Management's Discussion and Analysis of Financial Condition or
              Plan of Operations                                                          12-15

   Item 3.  Controls and Procedures                                                       16

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                             17

   Item 2.  Changes in Securities and Use of Proceeds                                     17

   Item 3.  Defaults Upon Senior Securities                                               17

   Item 4.  Submission of Matters to a Vote of Security Holders                           17

   Item 5.  Other Information                                                             17

   Item 6.  Exhibits                                                                      18




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

PART  I.  FINANCIAL  INFORMATION
Item  1.  Consolidated  Financial  Statements

                                     NICOLET BANKSHARES, INC.

                              Unaudited Consolidated Balance Sheets

                             September 30, 2004 and December 31, 2003

                                              Assets
                                              ------

                                                                    September 30,   December 31,
                                                                         2004           2003
                                                                    --------------  -------------

Cash and due from banks                                             $    8,427,939    18,099,866
Interest bearing deposits                                                  745,964       223,487
Federal funds sold                                                      13,924,000    14,663,000
                                                                    --------------  -------------

    Cash and cash equivalents                                           23,097,903    32,986,353

Investment securities available for sale                                31,204,036    29,470,177
Other investments                                                        1,556,200     1,371,850
Loans held for sale                                                      2,025,800     1,824,469
Loans, net of allowance for loan losses of $3,706,399
  and $3,109,527, respectively                                         296,966,596   258,659,867
Premises and equipment, net                                              7,854,802     2,890,851
Bank owned life insurance                                                7,363,144     7,085,249
Accrued interest receivable and other assets                             3,604,586     3,105,932
                                                                    --------------  -------------

                                                                    $  373,673,067   337,394,748
                                                                    ==============  =============

                         Liabilities and Stockholders' Equity
                         ------------------------------------

Liabilities:
    Deposits:
      Noninterest-bearing                                           $   34,840,635    41,549,434
      Interest-bearing                                                 291,856,032   247,530,328
                                                                    --------------  -------------

          Total deposits                                               326,696,667   289,079,762

      Short term borrowings                                              2,187,949    14,590,810
      Notes payable                                                      3,045,415             -
      Junior subordinated debentures                                     6,185,568             -
      Accrued interest payable and other liabilities                     1,840,920     1,495,370
                                                                    --------------  -------------

          Total liabilities                                            339,956,519   305,165,942

Minority interest in joint venture                                         500,000             -

Shareholders' equity:
      Common stock, $.01 par value; 30,000,000 shares authorized;
        2,957,654 and 2,951,154 shares issued and                           29,576        29,511
        outstanding in 2004 and 2003, respectively
      Additional paid-in capital                                        32,170,378    32,105,443
      Retained earnings (accumulated deficit)                              863,885       (75,772)
      Accumulated other comprehensive income                               152,709       169,624
                                                                    --------------  -------------

          Total shareholders' equity                                    33,216,548    32,228,806
                                                                    --------------  -------------

                                                                    $  373,673,067   337,394,748
                                                                    ==============  =============

See accompanying notes to unaudited consolidated financial statements

                                              NICOLET BANKSHARES, INC.

                                    Unaudited Consolidated Statements of Income

                       For the Three Months and Nine Months Ended September 30, 2004 and 2003


                                                         Three Months   Three Months    Nine Months    Nine Months
                                                            Ended           Ended          Ended          Ended
                                                        September 30,   September 30,  September 30,  September 30,
                                                             2004           2003           2004           2003
                                                        --------------  -------------  -------------  -------------
Interest income:
    Loans                                               $    4,311,233      3,590,935     12,092,516     10,352,618
    Federal funds sold                                          28,649         21,598         53,139         37,703
    Investment securities
      Taxable                                                  163,972        170,874        524,333        601,471
      Tax- exempt                                               93,212         11,237        228,105         39,671
      Other                                                     26,556             68         70,328         15,397
                                                        --------------  -------------  -------------  -------------
    Total interest income                                    4,623,622      3,794,712     12,968,421     11,046,860
                                                        --------------  -------------  -------------  -------------
Interest expense:
    Deposits                                                 1,796,175      1,826,907      5,272,700      5,417,354
    Junior subordinated debentures                             105,842              -        105,842              -
    Short term borrowings                                       17,185         10,574         67,641         61,963
                                                        --------------  -------------  -------------  -------------
    Total interest expense                                   1,919,202      1,837,481      5,446,183      5,479,317
                                                        --------------  -------------  -------------  -------------
          Net interest income                                2,704,420      1,957,231      7,522,238      5,567,543
Provision for loan losses                                      675,000        612,500      2,300,000      1,722,500
                                                        --------------  -------------  -------------  -------------
          Net interest income after provision
           for loan losses                                   2,029,420      1,344,731      5,222,238      3,845,043
                                                        --------------  -------------  -------------  -------------
Other income:
    Service charges on deposit accounts                         90,497        115,602        314,849        323,660
    Mortgage origination fees                                  175,929        440,850        844,137      1,289,527
    Trust department fees                                      268,323        162,457        741,627        402,737
    Securities gains /(losses)                                       -              -         76,426        295,282
    Other operating income                                     172,719        137,625        644,279        315,854
                                                        --------------  -------------  -------------  -------------
          Total other income                                   707,468        856,534      2,621,318      2,627,060
                                                        --------------  -------------  -------------  -------------
Other expense:
    Salaries and other personnel expense                     1,246,639      1,094,995      3,661,764      2,809,451
    Net occupancy and equipment expense                        348,067        188,200      1,014,800        494,920
    Other operating expense                                    629,030        621,837      1,873,336      1,892,924
                                                        --------------  -------------  -------------  -------------
          Total other expense                                2,223,736      1,905,032      6,549,900      5,197,295
                                                        --------------  -------------  -------------  -------------

          Net income before tax expense                        513,152        296,233      1,293,656      1,274,808
Income tax expense                                             152,266         79,352        353,999        419,441
                                                        --------------  -------------  -------------  -------------
          Net income                                    $      360,886        216,881        939,657        855,367
                                                        ==============  =============  =============  =============
Basic earnings per share based on
  average outstanding shares of 2,956,923; 2,947,472;
  2,953,077; and 2,947,040; respectively                $          .12            .07            .32            .29
                                                        ==============  =============  =============  =============
Diluted earnings per share based on average
  common stock equivalents outstanding of 2,963,316;
  2,952,888; 2,948,109; and 2,962,982; respectively     $          .12            .07            .32            .29
                                                        ==============  =============  =============  =============

See accompanying notes to unaudited consolidated financial statements.

                                             NICOLET BANKSHARES, INC.

                            Unaudited Consolidated Statements of Comprehensive Income


                      For the Three Months and Nine Months Ended September 30, 2004 and 2003

                                                         Three Months   Three Months   Nine Months   Nine Months
                                                             Ended          Ended         Ended         Ended
                                                           September      September     September     September
                                                           30, 2004       30, 2003       30, 2004      30, 2003
                                                         -------------  -------------  ------------  ------------

Net income                                                    360,886        216,881       939,657       855,367
                                                         -------------  -------------  ------------  ------------

Other comprehensive (loss) income, net of tax:

  Unrealized (losses) gains on securities available
    for sale, net of tax of $257,149, ($54,459),
    $59,878 and $109,335, respectively                        385,723        (81,688)       89,817       164,002

Reclassification adjustment for gains on securities
  available for sale, net of tax of, $0, $0, ($30,570),
  and ($118,113), respectively
                                                                    -              -       (45,856)     (177,169)

  Unrealized (losses) gains on derivative financial
    Instruments qualifying as a cash flow hedge for
    sale, net of tax of, $40,749, $0 , ($3,197) and $0,
    respectively                                               61,124              -        (4,796)            -

  Realized adjustment for gains on derivative
    financial instruments qualifying as cash flow
    hedges included in net earnings, net of tax of,
    ($14,833), $0, ($14,833), and $0, respectively
                                                              (22,250)             -       (22,250)            -
                                                         -------------  -------------  ------------  ------------



Total other comprehensive (loss) income, net of tax           424,597        (81,688)       16,915       (13,167)
                                                         -------------  -------------  ------------  ------------

Comprehensive income                                          785,483        135,193       956,572       842,200
                                                         =============  =============  ============  ============

See accompanying notes to unaudited consolidated financial statements.

                                        NICOLET BANKSHARES, INC.

                            Unaudited Consolidated Statements of Cash Flows

                         For the Nine Months Ended September 30, 2004 and 2003


                                                                                2004           2003
                                                                            -------------  ------------
Cash flows from operating activities:
    Net income                                                              $    939,657       855,367
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for loan losses                                              2,300,000     1,722,500
        Depreciation, amortization and accretion                                 430,582       475,246
        Gain on sale of securities                                               (76,426)     (295,282)
    Change in:
        Loans held for sale                                                     (201,331)    1,710,729
        Cash surrender value of life insurance                                  (277,895)            -
        Accrued interest receivable and other assets                                (296)   (1,257,666)
        Accrued interest payable and other liabilities                           345,550       371,435
                                                                            -------------  ------------

            Net cash provided by operating activities                          3,459,841     3,582,329
                                                                            -------------  ------------

Cash flows from investing activities:
    Proceeds from calls, maturities and paydowns
      of investment securities available for sale                              4,681,655     1,036,355
    Purchases of investment securities available for sale                     (8,888,396)  (16,169,472)
    Sale of investment securities available for sale                           2,484,688     6,473,179
    Purchases of other investments                                              (184,350)     (170,600)
    Change in loans                                                          (40,869,012)  (44,699,788)
    Purchases of premises and equipment                                       (5,358,104)     (401,438)
    Proceeds from sale of other assets                                          (224,799)            -
                                                                            -------------  ------------

            Net cash used in investing activities                            (48,358,318)  (53,931,764)

Cash flows from financing activities:
    Net change in deposits                                                    37,616,905    66,068,004
    Net change in short term borrowings                                      (12,402,861)   (7,430,088)
    Proceeds from issuance of notes payable                                    3,045,415             -
    Proceeds from exercise of stock options                                       65,000        33,341
    Proceeds from issuance of junior subordinated debentures                   6,185,568             -
    Proceeds from investors related to Joint Venture                             500,000             -
                                                                            -------------  ------------
            Net cash provided by financing activities                         35,010,027    58,671,257
                                                                            -------------  ------------

Net increase (decrease) in cash and cash equivalents                          (9,888,450)    8,321,822

Cash and cash equivalents at beginning of the period                          32,986,353     7,011,732
                                                                            -------------  ------------

Cash and cash equivalents at end of period                                  $ 23,097,903    15,333,554
                                                                            =============  ============

Supplemental schedule of noncash investing activities:
    Change in unrealized gain on securities available for sale, net of tax  $     16,915       (13,167)

Supplemental disclosure of cash flow information:
    Interest paid                                                           $  5,331,743     5,238,281
    Taxes paid                                                              $    147,500       822,327

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

     Nicolet National Bank opened for business on October 31, 2000, and prior to that date activities of the entity were devoted solely to securing banking facilities, raising capital and procuring management and other personnel. Nicolet National Bank is a community-oriented commercial bank with its emphasis on commercial banking. Nicolet National Bank operates out of its main office in Brown County, Wisconsin in the downtown area of Green Bay, and has a branch facility in Marinette, Wisconsin and Menominee, Michigan.

(2)  Principles  of  Consolidation
     -----------------------------
     The unaudited consolidated financial statements include the accounts of Nicolet Bankshares, Inc. and its wholly owned subsidiaries, Nicolet National Bank and beginning in the third quarter of 2004, fifty percent owned entity, Nicolet Joint Ventures, LLC (collectively called "Nicolet"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month and three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

     In the normal course of business, we are exposed to market risk arising from fluctuations in interest rates. Nicolet manages its exposure to fluctuations in interest rates through policies established by the Asset/Liability Committee ("ALCO") of the Bank. ALCO measures interest rate risk so that we can evaluate the impact of various interest rate scenarios on the net income of the Bank. ALCO determines the most appropriate amounts of on-balance sheet and off-balance sheet items. Measurements, which we use to help us manage interest rate sensitivity, include an earnings simulation model and gap analysis computations.

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


(5)  Off  Balance  Sheet  Items  and  Contingencies
     ----------------------------------------------
     Off-balance sheet items consist of commitments to originate loans, unused lines of credit and standby letters of credit totaling approximately $72,889,000 as of September 30, 2004. This compares to $63,711,000 at
     December 31, 2003. Our commitments to originate loans are on a best effort basis; therefore there are no contingent liabilities associated with them. We have historically funded off-balance sheet commitments with our primary sources of funds and we anticipate that this will continue.

     Nicolet Joint Ventures (see note #9) has an arrangement in which, the Company and the other joint venture partners guarantee the facility's construction financing of approximately $10.5 million from a third party bank. The project is anticipated to be completed in the third quarter of 2005.

(6)  Stock-Based Compensation
     As  of  September  30, 2004, we sponsor two stock-based compensation plans.
     During 2000, we adopted a Stock Incentive Plan covering up to 285,000 shares of our common stock. During 2002, we adopted a second Stock Incentive Plan covering up to 125,000 shares of our common stock. These Plans are administered by the Administrative Committee of the Board of Directors and provide for the granting of options to purchase shares of the common stock to officers, directors and key employees of Nicolet. The exercise price of each option granted under the Plan will not be less than the fair market value of the shares of common stock subject to the option on the date of grant as determined by the Administrative Committee of the Board of Directors. Options will be exercisable in whole or in part upon such terms as may be determined by the Committee. Options expire ten years after the date of grant. As of September 30, 2004, a total of 45,166 shares are available for grant from these plans.

     We account for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                         For the Three   For the Three   For the Nine   For the Nine
                                          Months Ended    Months Ended   Months Ended   Months Ended
                                         September 30,   September 30,   September 30,  September 30,
                                         --------------  --------------  -------------  -------------
                                              2004            2003           2004           2003
                                         --------------  --------------  -------------  -------------

Net income as reported                   $      360,886         216,881        939,657        855,367

Deduct: Total stock-based employee
  compensation expense determined
  under fair-value based method for all
  awards, net of tax                             19,914          19,327         19,963         52,208
                                         --------------  --------------  -------------  -------------

Pro forma net income                     $      340,972         197,554        919,694        803,159
                                         ==============  ==============  =============  =============

Basic earnings per share:

  As reported                            $          .12             .07            .32            .29
                                         ==============  ==============  =============  =============

  Pro forma                              $          .12  $          .07            .31            .27
                                         ==============  ==============  =============  =============

Diluted earnings per share

  As reported                            $          .12  $          .07            .32            .29
                                         ==============  ==============  =============  =============

  Pro forma                              $          .12  $          .07            .31            .27
                                         ==============  ==============  =============  =============

     The fair value of each option is estimated on the date of grant using the Minimum Value pricing model with the following weighted average assumptions for 2004 and 2003: dividend yield of 0%; risk free interest rate of 4.5% and 3.41% and an expected life of 7 years. For disclosure purposes, we immediately recognized the expense associated with option grants assuming all awards will vest. The weighted average grant-date fair value of options granted in 2004 and 2003 was $3.90 and $2.58, respectively.

(7)  Net  Earnings  (Loss)  Per  Share
     ---------------------------------
     Basic earnings per share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period are included in diluted earnings per share. The presentation of earnings per share is required on the face of the statement of operations with and without the dilutive effects of potential common stock issuances from instruments such as options, convertible securities and warrants.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                               Net Earnings   Common Shares
                                               -------------  --------------
Basic earnings per share                       $     939,657      2,953,077

Effect of dilutive securities - stock options              -         (4,479)
                                               -------------  --------------
Diluted earnings per share                     $     939,657      2,948,598
                                                              ==============

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                               Net Earnings   Common Shares
                                               -------------  --------------
Basic earnings per share                       $     855,367      2,947,040

Effect of dilutive securities - stock options              -         15,942
                                               -------------  --------------
Diluted earnings per share                     $     855,367      2,962,982
                                                              ==============

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                               Net Earnings   Common Shares
                                               -------------  --------------
Basic earnings per share                       $     360,886      2,956,923

Effect of dilutive securities - stock options              -            183
                                               -------------  --------------
Diluted earnings per share                     $     360,886      2,957,106
                                                              ==============

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                               Net Earnings   Common Shares
                                               -------------  --------------
Basic earnings per share                       $     216,881      2,947,472

Effect of dilutive securities - stock options              -          5,416
                                               -------------  --------------
Diluted earnings per share                     $     216,881      2,952,888
                                                              ==============

(8)  Junior Subordinated Debentures (related to Trust Preferred Securities)
     ----------------------------------------------------------------------
     In July 2004 the Company formed a wholly owned Delaware statutory trust, Nicolet Bankshares Statutory Trust I (the "Trust"), which issued $6.0 million of guaranteed preferred beneficial interests in the Company's junior subordinated deferrable interest debentures that qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Trust to purchase $6.2 million of junior subordinated debentures of the Company, which pay a rate equal to 8%. Interest on the debentures may be deferred for a period not exceeding 20 consecutive quarterly payments (5 years), provided there is no event of default. The proceeds received by the Company from the sale of the junior subordinated debentures were used for general purposes, primarily to provide capital to the Bank. The debentures represent the sole asset of the Trust. The Trust is not included in the consolidated financial statements.

     The trust preferred securities accrue and pay quarterly distributions based on the liquidation value of $1,000 per capital security at a rate of 8%. The Company has guaranteed distributions and other payments due on the trust preferred securities to the extent the Trust has funds with which to make the distributions and other payments. The net combined effect of all the documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.

     The trust preferred securities are mandatorily redeemable upon maturity of the debentures on the 30-year anniversary of issuance, or upon earlier redemption as provided in the indenture. Subject to prior Federal Reserve Board approval to the extent then required, the Company has the right to redeem the debentures purchased by the Trust, in whole or in part, on or after the five year anniversary of issuance. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.


(9)  Building Joint Venture
     ----------------------
     During 2004, the Company entered into a joint venture, Nicolet Joint Ventures, LLC (the "JV"), with a real estate development and investment firm in connection with the selection and development of a site for a new headquarters facility. The firm that is the joint venture party is considered a related party, as one of its principals is a Board member and shareholder of the Company. The JV involves a 50% ownership by the Company and an investment of approximately $500,000. Additionally, as part of the joint venture arrangement, the Company and the other joint venture partners guarantee the facility's construction financing of approximately $10.5 million from a third party bank. The project is anticipated to be completed in the third quarter of 2005.

     For financial reporting purposes, the JV is being consolidated into the Company's consolidated financial statements based on the elements of ownership and control of the Company. The resulting minority interest in the consolidated financial statements represents the interests of the joint venture partners.


(10) Derivatives and Hedging Transactions
     ------------------------------------

     The Company has an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in the derivative. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by the Company.

     In November 2003 and May 2004, the Bank entered into interest rate swap agreements related to floating loans. The swaps are utilized to manage interest rate exposures and are designated as a highly effective cash flow hedges. The differential to be paid or received on the swap agreements is accrued as interest rates change and is recognized over the lives of the agreements in interest income/expense. The swap agreement entered into in November 2003 expires in November 2005 and has a rate of 5.06%. The notional amount is $15,000,000. The swap agreement entered into in May 2004 expires in May 2007 and has a rate of 6.00%. The notional amount is $10,000,000. As these instruments age toward maturity and/or the interest rates increase, the gain or loss will be reclassified from accumulated other comprehensive income into earnings.

     In September 2004, the Company sold the swap with the notional amount of $10,000,000 scheduled to mature in May 2007 for a gain of $37,083.

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

Management's judgment in determining the adequacy of the allowance for loan losses is based on evaluations of the collectibility of loans in the portfolio. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect a borrower's ability to pay, overall portfolio quality, and reviews of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in eight different categories. Grades six, seven and eight, which represent criticized loans (loans with greater risk of loss potential), are assigned allocations of loss based on published regulatory guidelines. These loans are inadequately protected by the current net worth or paying capacity of the borrower or the collateral pledged. Loans classified in this manner have well-defined weaknesses that jeopardize liquidation of the debt. Loans graded one through four are stratified by type and allocated loss ranges based on management's perception of the inherent loss for the strata. The combination of these results are compared quarterly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.

The bank also uses a methodology, which incorporates accounting (GAAP) methodologies. Under GAAP, Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (FAS 5), provides the basic guidance for recognition of a loss contingency, such as the collectibility of loans (receivables), when it is probable that a loss has been incurred and the amount can be reasonably estimated. Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114) provides more specific guidance about the measurement and disclosure of impairment for certain types of loans. Specifically, FAS 114 applies to loans that are identified for evaluation on an individual basis

Loans that have been individually reviewed, impairment is identified and quantified. Impairment occurs when it is probable that the bank will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement. Generally, a loan is impaired if it exhibits the same level of weaknesses and probabilities of loss as loans classified as doubtful or loss. In practice, it is perfectly reasonable and appropriate to consider a loan impaired if it is on non-accrual.

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

CHANGES IN FINANCIAL CONDITION

     Total assets at September 30, 2004 were $374 million representing a $36 million (11%) increase from December 31, 2003. Deposits increased $38 million (13%) from December 31, 2003. Non-interest bearing deposits decreased $7 million due to large decreases in a few corporate customer accounts that were the collateral on a short term loan that matured in July 2004 as expected. Brokered CD's totaled $167 million, or 51% of total deposits, as of September 30, 2004, compared to $147 million, or 51% of total deposits, as of December 31, 2003. Net loans increased $38 million from December 31, 2003.

     The allowance for loan losses at September 30, 2004 totaled $3.7 million, representing 1.23% of total loans compared to the December 31, 2003 total of $3.1 million, which represented 1.19% of total loans. Non-performing loans are defined as loans greater than 90 days past due, non-accrual and restructured loans. As of September 30, 2004, non-performing loans totaled $1.0 million compared to $2.4 million at December 31, 2003. Management attempts to maintain an allowance that is deemed adequate based on the evaluation of specific credits along with the overall condition of the portfolio. See "Critical Account Policies" above.

RESULTS OF OPERATIONS

     Overall Year to Date. Our results for the nine months ended September 30, 2004, when compared to the nine months ended September 30, 2003, were highlighted by the continued growth of our earning assets which resulted in increased net interest income. Our overall results of operations are materially consistent with our year to date planned/budgeted operations. Total revenues, which are comprised of interest income and noninterest income, for the nine months ended September 30, 2004 were $15.6 million, compared to total revenues for the nine months ended September 30, 2003 of $13.7 million. The provision for loan losses was $2.3 million for the first nine months of 2004 compared to $1.7 million in the first nine months of 2003, with both of these amounts attributable to the growth in loans in the respective periods. Noninterest expenses were $6.5 million for the nine months ended September 30, 2004, compared to $5.2 million for the nine months ended September 30, 2003. On a pre-tax basis net income for the nine months ended September 30, 2004 was $1.3 million compared to a pre-tax net income of $1.3 million, which was the same as the corresponding 2003 period. Net income for the nine months ended September 30, 2004 was $940,000 compared to a net income of $855,000 for the nine months ended September 30, 2003.

     Overall Current Quarter. Total revenues for the three months ended September 30, 2004 were $5.3 million, compared to total revenues for the three months ended September 30, 2003 of $4.7 million. The provision for loan losses was $675,000 for the third quarter of 2004 compared to $612,500 in the third quarter of 2003. Noninterest expenses were $2.2 million for the three months ended September 30, 2004, compared to $1.9 million for the three months ended September 30, 2003. For the quarter ended September 30, 2004, we recorded net income of $361,000 compared to net income of $217,000 for the three months ended September 30, 2003.

     Net Interest Income. For the nine months ended September 30, 2004, we reported net interest income of $7.5 million, a 35% increase over the $5.6 million reported for the nine-month period ended September 30, 2003. For the three months ended September 30, 2004, we reported net interest income of approximately $2.7 million a 38% increase over the $2.0 million for the same three-month period in 2003.

     Our yield on interest earning assets for the nine months ended September 30, 2004 was 5.21% while our cost of funding sources was 2.45%. While net interest spread was 2.76%, net interest margin, which considers the effect of noninterest bearing deposits, was 3.03%. For the nine months ended September 30, 2003, our yield on interest earning assets was 5.32% and our cost of funding sources was 3.17%, creating a net interest spread of 2.15% and a net interest margin of 2.72%. Our yield on interest earning assets for the three months ended September 30, 2004 was 5.28% while the cost of funding sources was 2.43%. While net interest spread was 2.85%, net interest margin was 3.24%. For the three months ended September 30, 2003, our yield on interest earning assets was 5.04% and our cost of funding sources was 2.93%, creating a net interest spread of 2.11% and a net interest margin of 2.63%.

     Noninterest Income. Noninterest income consists predominately of service charges on deposit accounts, secondary market mortgage origination fees; trust department fees, brokerage commissions and other miscellaneous revenues and fees. Because fees from the origination of mortgage loans, as well as various other components of noninterest income, often reflect market conditions, our noninterest income may tend to have more fluctuations on a quarter to quarter basis than does net interest income, since net interest income is the result of interest income from earning assets offset by interest expense from interest-bearing liabilities.

     For the nine months ended September 30, 2004, our noninterest income was $2.6 million, which was a decrease of $6,000 or 0.2%, when compared to the nine months ended September 30, 2003. For the three months ended September 30, 2004, our noninterest income was $707,000, which was a decrease of approximately $149,000, or 17% when compared to the three months ended September 30, 2003. Noninterest income comprised 26% of our total revenues (net interest income plus noninterest income) for the first nine months of 2004 compared to 32% for the first nine months of 2003. For the three months ended September 30, 2004 non-interest income comprised 21% of our total revenues, compared to 30% for the same period in 2003. Primary decreases in this area were in mortgage origination fees (due to the reduction in refinancing activity in the home mortgage sector) as well as reduction in gains from the sale of investment securities available for sale.

     Noninterest expense. Noninterest expense consists of salaries and employee benefits, equipment and occupancy expenses, and other operating expenses. For the nine months ended September 30, 2004, we incurred approximately $6.5 million in noninterest expenses compared to $5.2 million for the nine months ended September 30, 2003. For the three months ended September 30, 2004, we incurred approximately $2.2 million in noninterest expenses compared to $1.9 million for the same three-month period in 2003. Our primary component of noninterest expense continues to be salaries and employee benefits, and the increases described above are attributable principally to our employment of additional personnel and the related overhead expenses to accommodate our growth.

     Income taxes. Income tax expense was $354,000 for the nine months ended September 30, 2004 compared to $419,000 for the nine months ended September 30, 2003. Our effective tax rate for the nine months ended September 30, 2004 was 27.4% as compared to 32.9% for the nine months ended September 30, 2003. For the three months ended September 30, 2004, income tax expense was $152,000 as compared to $79,000 for the three months ended September 30, 2003. Our effective tax rate for the three months ended September 30, 2004 was 29.7% as compared to 26.8% for the three months ended September 30, 2003. The decrease in the effective tax rate for 2004 was primarily due to the higher percentage of tax-exempt income from municipal securities and bank owned life insurance as compared to net income before tax expense.

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

     Our primary source of liquidity is a stable base of deposits. We raise deposits by providing deposit services in our market and through our network of deposit brokers. Additional sources of liquidity include scheduled repayments on loans and interest and maturities of our investments. All of our securities have been classified as available-for-sale. If necessary, we have the ability to sell a portion of our investment securities to manage our interest sensitivity gap or liquidity. We may also utilize cash and due from banks and federal funds sold to meet liquidity needs.

     At September 30, 2004, we had arrangements with various commercial banks for short term unsecured advances up to $36 million. As of September 30, 2004, we had no outstanding balances under these arrangements.

     Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Cash and cash equivalents decreased by $7.8 million to $23.1 million during the nine months ended September 30, 2004. Cash provided by operations approximated $3.5 million for the nine months ended September 30, 2004 compared to $3.6 million of cash provided by operations for the same nine month period in 2003. Net cash provided by financing activities for the nine months ended September 30, 2004 totaled $35.0 million, which was primarily made up of $37.6 million of increased deposits along with the increase in junior subordinated debentures of $6.2 million and an increase in $3.0 million in notes payable related to the building construction offset by $12.4 million of decreased short term borrowings, compared to cash provided by financing activities of $58.7 million for the same nine month period in 2003, which was primarily made up of $66.1 million of increased deposits and $7.4 million of decreased short term borrowings. Outflows from investing activities for the nine months ended September 30, 2004 totaled $48.4 million, most of which was attributed to increases in loans of $40.9 million, purchases of investment securities available-for-sale of $8.9 million net of proceeds from sales of investment securities available-for-sale of $2.5 million. For the same nine month period in 2003, our outflows from investing activities totaled $53.9 million, which was mostly comprised of increases in loans of $44.7 million and purchases of investment securities available-for-sale of $16.2 million, net of proceeds from sales of investment securities available-for-sale of $6.5 million.

CAPITAL

     The following tables present the Company's regulatory capital position as of September 30, 2004 and December 31, 2003:

     Risk-Based Capital Ratios
     -------------------------
                                                               September 30, 2004   December 31, 2003
                                                               -------------------  ------------------
     Tier 1 Tangible Capital, Actual                                        12.38%              11.60%
     Tier 1 Tangible Capital minimum requirement                             4.00%               4.00%
                                                               -------------------  ------------------

     Excess                                                                  8.38%               7.60%
                                                               ===================  ==================

     Total Capital, Actual                                                  13.57%              12.70%
     Total Capital minimum requirement                                       8.00%               8.00%
                                                               -------------------  ------------------

     Excess                                                                  5.57%                4.7%
                                                               ===================  ==================




     Leverage Ratio
     --------------

     Tier 1 Tangible Capital to adjusted total assets, Actual               10.45%               9.90%
     Minimum leverage requirement                                            4.00%               4.00%
                                                               -------------------  ------------------

     Excess                                                                  6.45%               5.90%
                                                               ===================  ==================



We have started construction of a full service branch facility in DePere, Wisconsin, with anticipation that the project cost will be approximately $2.2 million, with project completion expected to be in the fourth quarter of 2004.

Additionally, through a joint venture we are progressing on the facility, which will serve as the main office for the Bank and the Company. Through September 30, 2004 we have expended $4 million of the approximate $12 million total construction costs associated with this project, with borrowings from a third party bank of $3 million. We anticipate completion of this project in the third quarter of 2005. See Note 9 to Consolidated Financial Statements.



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

Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds
          -------------------------------------------------------------------
          Not  applicable.

Item  3.  Defaults  Upon  Senior  Securities
          ----------------------------------
          None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
          -----------------------------------------------------------
          None.

Item  5.  Other  Information
          ------------------
          None.

Item  6.  Exhibits
          --------
          (a)  Exhibits

          Exhibit
          Number   Description
          10.1     Amended and Restated Trust Agreement of Nicolet Bankshares Statutory Trust I dated July 21, 2004
          10.2     Indenture dated July 21, 2004 between Nicolet Bankshares, Inc. and U.S. Bank National Association
          10.3     Guarantee dated July 21, 2004 between Nicolet Bankshares, Inc and U. S. Bank National Association
          31.1     Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          31.2     Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
          32.1     Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          32.2     Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.