Form 10-Q
period 2013-03-31
NICOLET BANKSHARES INC
filed 2013-05-14
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to___________

Commission file number 333-90052
NICOLET BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN (State or other jurisdiction of incorporation or organization)	47-0871001 (I.R.S. Employer Identification No.)
111 North Washington Street Green Bay, Wisconsin 54301 (920) 430-1400 (Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 10, 2013 there were 4,269,119 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION		PAGE

	Item 1.	Financial Statements:

		Consolidated Balance Sheets
		March 31, 2013 (unaudited) and December 31, 2012	3

		Consolidated Statements of Income
		Three Months Ended March 31, 2013 and 2012 (unaudited)	4

		Consolidated Statements of Comprehensive Income
		Three Months Ended March 31, 2013 and 2012 (unaudited)	5

		Consolidated Statements of Changes in Stockholders’ Equity
		Three Months Ended March 31, 2013 and 2012 (unaudited)	6

		Consolidated Statements of Cash Flows
		Three Months Ended March 31, 2013 and 2012 (unaudited)	7

		Notes to Consolidated Financial Statements	8-23

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-43

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

	Item 4.	Controls and Procedures	43

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	44

	Item 1A.	Risk Factors	44

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

	Item 3.	Defaults Upon Senior Securities	44

	Item 4.	Mine Safety Disclosures	44

	Item 5.	Other Information	44

	Item 6.	Exhibits	45

		Signatures	45-49

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
Assets
Cash and due from banks	$3,189	$26,988
Interest-earning deposits	23,895	54,516
Federal funds sold	500	499
Cash and cash equivalents	27,584	82,003
Securities available for sale	60,355	55,901
Other investments	5,229	5,221
Loans held for sale	2,608	7,323
Loans	542,124	552,601
Allowance for loan losses	(7,540)	(7,120)
Loans, net	534,584	545,481
Premises and equipment, net	19,687	19,602
Bank owned life insurance	18,866	18,697
Accrued interest receivable and other assets	13,138	11,027
Total assets	$682,051	$745,255

Liabilities and Stockholders’ Equity
Liabilities:
Demand	$91,487	$108,234
Money market and NOW accounts	291,749	322,507
Savings	52,312	46,907
Time	127,650	138,445
Total deposits	563,198	616,093
Short-term borrowings	3,129	4,035
Notes payable	25,096	35,155
Junior subordinated debentures	6,186	6,186
Accrued interest payable and other liabilities	6,040	6,408
Total liabilities	603,649	667,877

Stockholders’ Equity:
Preferred equity	24,400	24,400
Common stock	34	34
Additional paid-in capital	36,484	36,243
Retained earnings	15,423	14,973
Accumulated other comprehensive income	1,997	1,683
Total Nicolet Bankshares Inc. stockholders’ equity	78,338	77,333
Noncontrolling interest	64	45
Total stockholders’ equity and noncontrolling interest	78,402	77,378

Total liabilities, noncontrolling interest and stockholders’ equity	$682,051	$745,255

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued	24,400	24,400
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	3,432,783	3,425,413
Common shares issued	3,494,328	3,479,888

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(in thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest income:
Loans, including loan fees	$6,781	$6,456
Investment securities:
Taxable	127	162
Non-taxable	173	214
Federal funds sold	-	1
Other interest income	80	71
Total interest income	7,161	6,904
Interest expense:
Money market and NOW accounts	514	406
Savings and time deposits	487	966
Short term borrowings	1	1
Junior subordinated debentures	124	125
Notes payable	283	337
Total interest expense	1,409	1,835
Net interest income	5,752	5,069
Provision for loan losses	975	1,250
Net interest income after provision for loan losses	4,777	3,819
Noninterest income:
Service charges on deposit accounts	284	287
Trust services fee income	802	730
Mortgage income	872	737
Brokerage fee income	102	84
Gain on sale, disposal and writedown of assets, net	4	146
Bank owned life insurance	169	153
Rent income	250	240
Investment advisory fees	86	86
Other	187	161
Total noninterest income	2,756	2,624
Noninterest expense:
Salaries and employee benefits	3,559	3,273
Occupancy, equipment and office	1,104	1,139
Business development and marketing	425	345
Data processing	423	402
FDIC assessments	110	136
Core deposit intangible amortization	148	168
Other	571	322
Total noninterest expense	6,340	5,785

Income before income tax expense	1,193	658
Income tax expense	419	143
Net income	774	515
Less: Net income attributable to noncontrolling interest	19	13
Net income attributable to Nicolet Bankshares, Inc.	755	502
Less: Preferred stock dividends and discount accretion	305	305
Net income available to common shareholders	$450	$197

Basic earnings per common share	$0.13	$0.06
Diluted earnings per common share	$0.13	$0.06

Weighted average common shares outstanding:
Basic	3,432,387	3,480,355
Diluted	3,445,664	3,494,795

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(in thousands) (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$774	$515
Other comprehensive income, net of tax:
Securities available for sale (“AFS”):
Net unrealized holding gains arising during the period	515	514
Less: reclassification adjustment for net gains realized in net income	-	(208)
Net unrealized gains on securities before tax expense	515	306
Income tax expense	(201)	(104)
Total other comprehensive income	314	202
Comprehensive income	$1,088	$717

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (“AOCI”)	Noncontrolling Interest	Total

Balance, December 31, 2011	$24,400	$35	$36,741	$13,157	$1,690	$190	$76,213
Comprehensive income	-	-	-	502	202	13	717
Stock compensation expense	-	-	69	-	-	-	69
Preferred stock dividends	-	-	-	(305)	-	-	(305)
Distribution from noncontrolling interest	-	-	-	-	-	(100)	(100)
Balance, March 31, 2012	$24,400	$35	$36,810	$13,354	$1,892	$103	$76,594

	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2012	$24,400	$34	$36,243	$14,973	$1,683	$45	$77,378
Comprehensive income	-	-	-	755	314	19	1,088
Stock compensation expense	-	-	198	-	-	-	198
Exercise of stock options	-	-	62	-	-	-	62
Purchase and retirement of common stock	-	-	(19)	-	-	-	(19)
Preferred stock dividends	-	-	-	(305)	-	-	(305)
Balance, March 31, 2013	$24,400	$34	$36,484	$15,423	$1,997	$64	$78,402

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(In thousands) (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash Flows From Operating Activities:
Net income	$774	$515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	636	607
Provision for loan losses	975	1,250
Provision for deferred taxes	0	0
Increase in cash surrender value of life insurance	(169)	(153)
Stock compensation expense	198	69
Gain on sale or disposal of assets, net	(4)	(146)
Gain on sale of loans held for sale, net	(872)	(737)
Proceeds from sale of loans held for sale	48,338	48,894
Origination of loans held for sale	(42,751)	(45,273)
Net change in:
Accrued interest receivable and other assets	(419)	74
Accrued interest payable and other liabilities	(569)	(1,004)
Net cash provided by operating activities	6,137	4,096
Cash Flows From Investing Activities:
Net decrease in certificates of deposit in other banks	-	248
Net decrease (increase) in loans	7,972	(12,975)
Purchases of securities available for sale	(5,992)	(5,851)
Proceeds from sales of securities available for sale	-	2,917
Proceeds from calls and maturities of securities available for sale	1,961	1,923
Purchase of other investments	(8)	(2)
Purchase of bank owned life insurance	-	(3,750)
Purchase of premises and equipment	(476)	(1,547)
Proceeds from sale of other real estate and other assets	109	744
Net cash provided (used) by investing activities	3,566	(18,293)

Cash Flows From Financing Activities:
Net decrease in deposits	(52,895)	(37,399)
Net (decrease) increase in short term borrowings	(906)	1,288
Repayments of notes payable	(59)	(54)
Repayments of Federal Home Loan Bank advances	(10,000)	-
Purchase of common stock	(19)	-
Proceeds from exercise of common stock options	62	-
Noncontrolling interest in joint venture	-	(100)
Cash dividends paid on preferred stock	(305)	(305)
Net cash used by financing activities	(64,122)	(36,570)
Net decrease in cash and cash equivalents	(54,419)	(50,767)
Cash and cash equivalents:
Beginning	$82,003	$92,129
Ending	$27,584	$41,362

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,374	$1,889
Cash paid for taxes	770	-
Transfer of loans to other real estate owned	1,950	425
Change in AOCI for unrealized gains on AFS, net of tax	314	(202)

See accompanying notes to consolidated financial statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Nicolet Bankshares, Inc. (the “Company”) and its subsidiaries, consolidated balance sheets, income statement, comprehensive income, changes in stockholders’ equity and cash flows statements for the periods presented, and all such adjustments are of a normal recurring nature.  All material intercompany transactions and balances are eliminated.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted or abbreviated.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes for the year ended December 31, 2012 which is contained in the Joint Proxy Statement-Prospectus dated March 26, 2013, as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended (the “Securities Act”) on March 27, 2013.

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, useful lives for depreciation and amortization, fair value of financial instruments, deferred tax assets, uncertain income tax positions and contingencies.  Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses and the assessment of deferred tax assets and liabilities, and therefore are critical accounting policies.  Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to:  external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking regulations. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  This ASU limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting agreement.  The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods.  The Company adopted this as required in the first quarter 2013 with no material impact on the Company’s financial position, results of operations, or disclosures.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and by the respective line items of net income.  The disclosure requirements are effective for interim and annual periods beginning after December 15, 2012.  The Company adopted this as required in the first quarter of 2013 with no material impact on the Company’s financial position, results of operations, or disclosures.

Note 2 – Earnings per Common Share

Earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards, if any.  Presented below are the calculations for basic and diluted earnings per common share.

	Three Months Ended March 31,
	2013	2012
(In thousands except per share data)
Net income, net of noncontrolling interest	$755	$502
Less: preferred stock dividends	305	305
Net income available to common shareholders	$450	$197
Weighted average common shares outstanding	3,432	3,472
Effect of dilutive stock instruments	14	23
Diluted weighted average common shares outstanding	3,446	3,495
Basic earnings per common share	$0.13	$0.06
Diluted earnings per common share	$0.13	$0.06

Note 3 – Stock-based compensation

Activity of the Company’s Stock Incentive Plans is summarized in the following tables:

Stock Options	Weighted- Average Fair Value of Options Granted	Option Shares Outstanding	Weighted- Average Exercise Price	Exercisable Shares
Balance – December 31, 2011		702,907	17.78	533,074
Granted	$4.87	184,625	16.50
Exercise of stock options		(25,750)	12.50
Forfeited		(36,250)	16.84
Balance – December 31, 2012		825,532	17.70	548,623
Granted	-	-	-
Exercise of stock options		(5,000)	12.50
Forfeited		(3,000)	12.50
Balance – March 31, 2013		817,532	$17.75	545,122

Options outstanding at March 31, 2013 are exercisable at option prices ranging from $12.50 to $26.00.  There are 374,208 options outstanding in the range from $12.50 - $17.00, 396,824 options outstanding in the range from $17.01 - $22.00, and 46,500 options outstanding in the range from $22.01 - $26.00.  The exercisable options have a weighted average remaining contractual life of approximately 4 years as of March 31, 2013.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options.  The total intrinsic value of options exercised in the first three months of 2013, and full year of  2012 was approximately $20,000, and $103,000, respectively. The weighted average exercise price of stock options exercisable at March 31, 2013 was $18.24.

Note 3 – Stock-based compensation, continued

Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Shares Outstanding
Balance – December 31, 2011	$-	-
Granted	16.50	54,725
Vested	-	-
Forfeited	16.50	(250)
Balance – December 31, 2012	16.50	54,475
Granted	16.50	10,606
Vested	16.50	(3,536)
Forfeited	-	-
Balance – March 31, 2013	$16.50	61,545

The Company recognized approximately $198,000, and $69,000 of stock-based employee compensation expense during the three months ended March 31, 2013 and 2012, respectively, associated with its stock equity awards.  As of March 31, 2013, there was approximately $1.9 million of unrecognized compensation cost related to equity award grants.  The cost is expected to be recognized over the remaining vesting period of approximately five years.

Note 4- Securities Available for Sale

Amortized costs and fair values of securities available for sale are summarized as follows:

	March 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State, county and municipals	$31,701	$1,052	$11	$32,742
Mortgage-backed securities	23,756	725	14	24,467
Equity securities	1,624	1,522	-	3,146
	$57,081	$3,299	$25	$60,355

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
State, county and municipals	$31,642	$1,079	$34	$32,687
Mortgage-backed securities	19,876	803	11	20,668
Equity securities	1,624	922	-	2,546
	$53,142	$2,804	$45	$55,901

Note 4- Securities Available for Sale, continued

The following table represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$2,160	$11	$-	$-	$2,160	$11
Mortgage-backed securities	3,439	14	-	-	3,439	14
	$5,599	$25	$-	$-	$5,599	$25

	December 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$4,250	$34	$-	$-	$4,250	$34
Mortgage-backed securities	3,507	11	-	-	3,507	11
	$7,757	$45	$-	$-	$7,757	$45

As of March 31, 2013 the Company does not consider securities with unrealized losses to be other-than-temporarily impaired.  The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities to maturity.  There were no other-than-temporary impairments charged to earnings during the three months ended March 31, 2013 or 2012.

The amortized cost and fair values of securities available for sale at March 31, 2013 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Fair values of securities are estimated based on financial models or prices paid for the same or similar securities.  It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	March 31, 2013
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$4,415	$4,482
Due in one year through five years	26,911	27,885
Due after five years through ten years	-	-
Due after ten years	375	375
	31,701	32,742
Mortgage-backed securities	23,756	24,467
Equity securities	1,624	3,146
Securities available for sale	$57,081	$60,355

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality

The loan composition as of March 31, 2013 and December 31, 2012 is summarized as follows.

	2013		2012
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$193,508	35.7%	$197,516	35.7%
Owner-occupied commercial real estate (“CRE”)	117,389	21.7	118,242	21.4
CRE investment	73,410	13.5	76,618	13.9
Construction & land development	22,285	4.1	21,791	3.9
Residential construction	7,445	1.4	7,957	1.4
Residential first mortgage	86,202	15.9	85,588	15.5
Residential junior mortgage	39,026	7.2	39,352	7.1
Retail & other	2,859	0.5	5,537	1.1
Loans	542,124	100.0%	552,601	100.0%
Less allowance for loan losses	7,540		7,120
Loans, net	$534,584		$545,481
Allowance for loan losses to loans	1.39%		1.29%

Practically, all of the Company’s loans, commitments, and standby letters of credit have been granted to customers in the Company’s market area.  Although the Company has a diversified loan portfolio, the credit risk in the loan portfolio is largely influenced by general economic conditions and trends of the counties and markets in which the debtors operate, and the resulting impact on the operations of borrowers or on the value of underlying collateral, if any.

The allowance for loan and lease losses (“ALLL”) represents management’s estimate of probable and inherent credit losses in the Company’s loan portfolio at the balance sheet date. In general, estimating the amount of the ALLL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and impaired loans, and the level of potential problem loans, all of which may be susceptible to significant change.  To the extent actual outcomes differ from management estimates, additional provisions for loan losses could be required that could adversely affect our earnings or financial position in future periods. Allocations to the ALLL may be made for specific loans but the entire ALLL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized.

The allocation methodology used by the Company includes specific allocations for impaired loans evaluated individually for impairment based on collateral values and for the remaining loan portfolio collectively evaluated for impairment primarily based on historical loss rates and other qualitative factors.  Loan charge-offs and recoveries are based on actual amounts charged-off or recovered by loan category.  Management allocates the ALLL by pools of risk within each loan portfolio.

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment based on the impairment method for the periods indicated:

	Three Months ended March 31, 2013
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,969	$1,069	$337	$2,580	$137	$685	$312	$31	$7,120
Provision	7	230	(144)	894	(11)	30	(12)	(19)	975
Charge-offs	(475)	(56)	-	(36)	-	-	-	-	(567)
Recoveries	5	1	-	-	-	5	1	-	12
Ending balance	$1,506	$1,244	$193	$3,438	$126	$720	$301	$12	$7,540
As percent of ALLL	20.0%	16.5%	2.6%	45.6%	1.7%	9.5%	4.0%	0.1%	100.0%

ALLL: Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	1,506	1,244	193	3,438	126	720	301	12	7,540
Ending balance	$1,506	$1,244	$193	$3,438	$126	$720	$301	$12	$7,540

Loans:
Individually evaluated	$93	$1,857	$-	$-	$-	$628	$-	$149	$2,727
Collectively evaluated	193,415	115,532	73,410	22,285	7,445	85,574	39,026	2,710	539,397
Total loans	$193,508	$117,389	$73,410	$22,285	$7,445	$86,202	$39,026	$2,859	$542,124

Less ALLL	$1,506	$1,244	$193	$3,438	$126	$720	$301	$12	$7,540
Net loans	$192,002	$116,145	$73,217	$18,847	$7,319	$85,482	$38,725	$2,847	$534,584

	Three Months ended March 31, 2012
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,965	$347	$393	$2,035	$311	$405	$419	$24	$5,899
Provision	207	751	9	(22)	101	104	98	2	1,250
Charge-offs	-	(358)	(155)	(129)	(365)	(98)	(102)	-	(1,207)
Recoveries	19	6	-	3	-	1	1	1	31
Ending balance	$2,191	$746	$247	$1,887	$47	$412	$416	$27	$5,973
As percent of ALLL	36.7%	12.5%	4.1%	31.6%	0.8%	6.9%	7.0%	0.4%	100.0%

ALLL: Individually evaluated	$-	$408	$-	$-	$-	$-	$18	$-	$426
Collectively evaluated	2,191	338	247	1,887	47	412	398	27	5,547
Ending balance	$2,191	$746	$247	$1,887	$47	$412	$416	$27	$5,973

Loans:
Individually evaluated	$4,872	$941	$555	$8,820	$823	$1,308	$-	$151	$17,470
Collectively evaluated	164,543	113,096	62,242	18,508	3,320	57,067	40,484	7,132	466,392
Total loans	$169,415	$114,037	$62,797	$27,328	$4,143	$58,375	$40,484	$7,283	$483,862

Less ALLL	$2,191	$746	$247	$1,887	$47	$412	$416	$27	$5,973
Net loans	$167,224	$113,291	$62,550	$25,441	$4,096	$57,963	$40,068	$7,256	$477,889

Loans are generally placed on nonaccrual status when management has determined collection of the interest on a loan is doubtful or when a loan is contractually past due 90 days or more as to interest or principal payments.  When loans are placed on nonaccrual status or charged-off, all current year unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash basis until qualifying for return to accrual status.  If collectability of the principal is in doubt, payments received are applied to loan principal.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.   Management considers a loan to be impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents nonaccrual loans by portfolio segment as of March 31, 2013 and December 31, 2012:

(in thousands)	2013	% to Total	2012	% to Total
Commercial & industrial	$93	3.4%	$784	11.2%
Owner-occupied CRE	1,857	68.1	1,960	27.9
CRE investment	-	-	-	-
Construction & land development	-	-	2,560	36.4
Residential construction	-	-	-	-
Residential first mortgage	628	23.0	1,580	22.5
Residential junior mortgage	-	-	-	-
Retail & other	149	5.5	142	2.0
Nonaccrual loans	$2,727	100.0%	$7,026	100.0%

The following tables present past due loans by portfolio segment:

	March 31, 2013
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$70	$93	$193,345	$193,508
Owner-occupied CRE	75	1,857	115,457	117,389
CRE investment	-	-	73,410	73,410
Construction & land development	-	-	22,285	22,285
Residential construction	-	-	7,445	7,445
Residential first mortgage	-	628	85,574	86,202
Residential junior mortgage	10	-	39,016	39,026
Retail & other	10	149	2,700	2,859
Total loans	$165	$2,727	$539,232	$542,124
As a percent of total loans	0.0%	0.5%	99.5%	100.0%

	December 31, 2012
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$-	$784	$196,732	$197,516
Owner-occupied CRE	-	1,960	116,282	118,242
CRE investment	-	-	76,618	76,618
Construction & land development	-	2,560	19,231	21,791
Residential construction	-	-	7,957	7,957
Residential first mortgage	-	1,580	84,008	85,588
Residential junior mortgage	-	-	39,352	39,352
Retail & other	6	142	5,389	5,537
Total loans	$6	$7,026	$545,569	$552,601
As a percent of total loans	0.0%	1.3%	98.7%	100.0%

A description of the loan risk categories used by the Company follows:

1-4  Pass:  Credits exhibit adequate cash flows, appropriate management and financial ratios within industry norms and/or are supported by sufficient collateral.  Some credits in these rating categories may require a need for monitoring but elements of concern are not severe enough to warrant an elevated rating.

5  Watch:  Credits with this rating are adequately secured and performing but are being monitored due to the presence of various short term weaknesses which may include unexpected, short term adverse financial performance, managerial problems, potential impact of a decline in the entire industry or local economy and delinquency issues.  Loans to individuals or loans supported by guarantors with marginal net worth or collateral may be included in this rating category.

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

6  Special Mention:  Credits with this rating have potential weaknesses that, without the Company’s attention and correction may result in deterioration of repayment prospects.  These assets are considered Criticized Assets.  Potential weaknesses may include adverse financial trends for the borrower or industry, repeated lack of compliance with Company requests, increasing debt to worth, serious management conditions and decreasing cash flow.

7  Substandard:  Assets with this rating are characterized by the distinct possibility the Company will sustain some loss if deficiencies are not corrected.  All foreclosures, liquidations, and non-accrual loans are considered to be categorized in this rating, regardless of collateral sufficiency.

8  Doubtful:   Assets with this rating exhibit all the weaknesses as one rated Substandard with the added characteristic that such weaknesses make collection or liquidation in full highly questionable.

9  Loss:  Assets in this category are considered uncollectible.  Pursuing any recovery or salvage value is impractical but does not preclude partial recovery in the future.

The following tables present loans by loan grade:

	March 31, 2013
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$188,276	$2,528	$637	$2,067	$-	$-	$193,508
Owner-occupied CRE	96,957	15,134	1,809	3,489	-	-	117,389
CRE investment	63,571	8,134	-	1,705	-	-	73,410
Construction & land development	15,463	812	868	5,142	-	-	22,285
Residential construction	6,171	-	-	1,274	-	-	7,445
Residential first mortgage	84,525	1,088	-	589	-	-	86,202
Residential junior mortgage	38,580	197	249	-	-	-	39,026
Retail & other	2,720	-	-	139	-	-	2,859
Total loans	$496,263	$27,893	$3,563	$14,405	$-	$-	$542,124

	December 31, 2012
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$192,426	$1,969	$604	$2,517	$-	$-	$197,516
Owner-occupied CRE	96,313	16,502	1,832	3,595	-	-	118,242
CRE investment	66,358	8,545	-	1,715	-	-	76,618
Construction & land development	12,351	855	877	7,708	-	-	21,791
Residential construction	6,775	-	-	1,182	-	-	7,957
Residential first mortgage	82,914	1,094	-	1,580	-	-	85,588
Residential junior mortgage	38,582	199	249	322	-	-	39,352
Retail & other	5,537	-	-	-	-	-	5,537
Total loans	$501,256	$29,164	$3,562	$18,619	$-	$-	$552,601

In determining the appropriateness of the allowance for loan losses, management includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and another component primarily based on other qualitative actors.  Impaired loans are individually assessed and are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Loans that are determined not to be impaired are collectively evaluated for impairment, stratified by type and allocated loss ranges based on the Company’s actual historical loss ratios for each strata, and adjustments are also provided for certain current environmental and qualitative factors.  An internal loan review function rates loans using a grading system based on nine different categories. Loans with grades of seven or higher (“classified loans”) represent loans with a greater risk of loss and may be assigned allocations for loss based on specific review of the weaknesses observed in the individual credits if classified as impaired.  Classified loans are constantly monitored by the loan review function to ensure early identification of any deterioration.

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present impaired loans as of the dates indicated:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2013
With no related allowance:
Commercial & industrial	$93	$94	$-	$111	$-
Owner-occupied CRE	1,857	1,857	-	1,857	-
CRE investment	-	-	-	-	-
Construction & land development	-	-	-	-	-
Residential construction	-	-	-	-	-
Residential first mortgage	628	728	-	615	9
Residential junior mortgage	-	-	-	-	-
Retail & Other	149	159	-	146	2
With a related allowance:			-
Commercial & industrial	$-	$-	$-	$-	$-
Owner-occupied CRE	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development	-	-	-	-	-
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & other	-	-	-	-	-
Total:
Commercial & industrial	$93	$94	$-	$111	$-
Owner-occupied CRE	1,857	1,857	-	1,857	-
CRE investment	-	-	-	-	-
Construction & land development	-	-	-	-	-
Residential construction	-	-	-	-	-
Residential first mortgage	628	728	-	615	9
Residential junior mortgage	-	-	-	-	-
Retail & other	149	159	-	146	2
Total	$2,727	$2,838	$-	$2,729	$11

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With no related allowance:
Commercial & industrial	$784	$1,287	$-	$3,015	$265
Owner-occupied CRE	1,960	1,960	-	636	95
CRE investment	-	-	-	439	-
Construction & land development	2,560	2,560	-	6,333	-
Residential construction	-	-	-	620	-
Residential first mortgage	1,580	1,696	-	1,298	88
Residential junior mortgage	-	-	-	58	-
Retail & Other	142	150	-	120	7
With a related allowance:			-
Commercial & industrial	$-	$-	$-	$177	$-
Owner-occupied CRE	-	-	-	162	-
CRE investment	-	-	-	-	-
Construction & land development	-	-	-	-	-
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & other	-	-	-	-	-
Total:
Commercial & industrial	$784	$1,287	$-	$3,192	$265
Owner-occupied CRE	1,960	1,960	-	798	95
CRE investment	-	-	-	439	-
Construction & land development	2,560	2,560	-	6,333	-
Residential construction	-	-	-	620	-
Residential first mortgage	1,580	1,696	-	1,298	88
Residential junior mortgage	-	-	-	58	-
Retail & other	142	150	-	120	7
Total	$7,026	$7,653	$-	$12,858	$455

Troubled Debt Restructurings

At March 31, 2013, and December 31, 2012, there were no loans classified or reported as troubled debt restructurings.  There were no loans which were modified and classified as trouble debt restructurings during the three months ended March 31, 2013.  There were no loans which were classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the three months ended March 31, 2013.

Note 6- Notes Payable

The Company had the following notes payable:

(in thousands)	March 31, 2013	December 31, 2012
Joint Venture note	$10,096	$10,155
FHLB advances	15,000	25,000
Notes Payable	$25,096	$35,155

At the completion of the construction of the Company’s headquarters building in 2005 and as part of a joint venture investment related to the building, the Company and the other joint venture partners guaranteed a joint venture note to finance certain costs of the building. This note is secured by the building, bears a fixed rate of 5.81% and requires monthly principal and interest payments until its maturity on June 1, 2016.

At March 31, 2013 and December 31, 2012, the Company’s fixed-rate Federal Home Loan Bank (“FHLB”) advances totaled $15 million and $25 million respectively, require interest-only monthly payments, and have maturities between June 2013 and August 2016.  The weighted average rate of FHLB advances was 2.45% and 2.87% at March 31, 2013 and December 31, 2012, respectively. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which totaled approximately $60.4 million and $54.2 million at March 31, 2013 and December 31, 2012, respectively.

The following table shows the maturity schedule of the notes payable as of March 31, 2013:

Years Ending December 31,	(in thousands)
2013	$10,174
2014	248
2015	262
2016	14,412
$25,096

Note 7- Junior Subordinated Debentures

In July 2004 the Company formed a wholly-owned Connecticut statutory trust, Nicolet Bankshares Statutory Trust I (the “Statutory Trust”), which issued $6.0 million of guaranteed preferred beneficial interests in the Company’s junior subordinated deferrable interest debentures that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of the Statutory Trust are owned by the Company. The proceed from the issuance of the common securities and the trust preferred securities were used by the Statutory Trust to purchase $6.2 million of junior subordinated debentures of the Company, which pay an 8% fixed rate. The proceeds received by the Company from the sale of the junior subordinated debentures were used for general purposes, primarily to provide capital to the Bank. The debentures represent the sole asset of the Statutory Trust. The Statutory Trust is not included in the consolidated financial statements. The net combined effect of all the documents entered into in connection with the trust preferred securities is that the Company is liable to make the distributions and other payments required on the trust preferred securities.

The Company has the right to redeem the debentures purchased by the Statutory Trust, in whole or in part, on or after July 15, 2009. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. The maturity date of the debenture, if not redeemed, is July 15, 2034.

Note 8 - Fair Value Measurements

The relevant accounting standard (codified in ASC Topic 820, “Fair Value Measurements and Disclosures”) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements; accordingly, the standard amends numerous accounting pronouncements but does not require any new fair value measurements of reported balances.  The standard emphasizes that fair value (i.e. the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement versus an entity-specific measurement.

The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.  Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.   Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the fair value measurement is based on inputs from different levels, the level within which the entire fair value measurement will be categorized is based on the lowest level input that is significant to the fair value measurement in its entirety; this assessment of the significance of an input requires management judgment.

The following table presents items measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.
Assets Measured at Fair Value on a Recurring Basis
	Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
State, county and municipals	$32,742	$-	$32,367	$375
Mortgage-backed securities	24,467	-	24,467	-
Equity securities	3,146	3,146	-	-
Securities available for sale, March 31, 2013	$60,355	$3,146	$56,834	$375

	Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
State, county and municipals	$32,687	$-	$32,312	$375
Mortgage-backed securities	20,668	-	20,668	-
Equity securities	2,546	2,546	-	-
Securities available for sale, December 31, 2012	$55,901	$2,546	$52,980	$375

The following is a description of the valuation methodologies used by the Company for the items noted in the table above, including the general classification of such instruments in the fair value hierarchy. Where quoted market prices on securities exchanges are available, the investment is classified in Level 1 of the fair value hierarchy. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using pricing models (such as matrix pricing which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities), quoted market prices of securities with similar characteristic (adjusted for differences between the quoted instruments and the instrument being valued), or discounted cash flows, and are classified in Level 2 of the fair value hierarchy. Examples of these investments include mortgage-related securities and obligations of state, county and municipals.   Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include auction rate securities available for sale (for which there has been no liquid market since 2008).  At March 31, 2013 and December 31, 2012, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on receipt of par from refinances for the auction rate securities.

Note 8 - Fair Value Measurements, continued

The following table presents the Company’s collateral-dependent impaired loans and other real estate owned measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Nonrecurring Basis
	March 31, 2013
		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral-dependent impaired loans	$2,727	$-	$-	$2,727
Other real estate owned	2,038	-	-	2,038

	December 31, 2012
		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral-dependent impaired loans	$7,026	$-	$-	$7,026
Other real estate owned	193	-	-	193

The following is a description of the valuation methodologies used by the Company for the items noted in the table above, including the general classification of such instruments in the fair value hierarchy.  For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note.  For other real estate owned, the fair value is based upon the estimated fair value of the underlying collateral adjusted for the expected costs to sell.

Summarized below are the estimated fair values of the Company’s financial instruments at March 31, 2013 and December 31, 2012, along with the methods and assumptions used by the Company in estimating the fair value disclosures.

	March 31, 2013
	Carrying	Estimated	Fair Value Measurements Using
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$27,584	$27,584	$27,584	$-	$-
Securities available for sale	60,355	60,355	3,146	56,834	375
Other investments	5,229	5,229	-	3,251	1,978
Loans held for sale	2,608	2,608	2,608	-	-
Loans, net	534,584	525,587	-	-	525,587
Bank owned life insurance	18,866	18,866	18,866	-	-

Financial liabilities:
Deposits	$563,198	$564,753	$-	$-	$564,753
Short-term borrowings	3,129	3,129	3,129	-	-
Notes payable	25,096	25,754	-	25,754	-
Junior subordinated debentures	6,186	6,186	-	-	6,186

Note 8 - Fair Value Measurements, continued

	December 31, 2012
	Carrying	Estimated	Fair Value Measurements Using
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$82,003	$82,003	$82,003	$-	$-
Securities available for sale	55,901	55,901	2,546	52,980	375
Other investments	5,221	5,221	-	3,243	1,978
Loans held for sale	7,323	7,323	7,323	-	-
Loans, net	545,481	540,887	-	-	540,887
Bank owned life insurance	18,697	18,697	18,697	-	-
Financial liabilities:
Deposits	$616,093	$617,677	$-	$-	$617,677
Short-term borrowings	4,035	4,035	4,035	-	-
Notes payable	35,155	36,017	-	36,017	-
Junior subordinated debentures	6,186	6,186	-	-	6,186

The following is a description of the evaluation methodologies used for assets and liabilities which are either recorded or disclosed at fair value.

Cash and cash equivalents and certificates of deposits in other banks:  For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities available for sale and other investments:  Fair values for securities are based on quoted market prices on securities exchanges, when available, which is considered a Level 1 measurement.  If quoted market prices are not available, fair value is generally determined using pricing models widely used in the industry, quoted market prices of securities with similar characteristics, or discounted cash flows, which is considered a Level 2 measurement, and Level 3 was deemed appropriate for auction rate securities (for which there has been no liquid market since 2008).  For other investments, the carrying amount of Federal Reserve Bank and FHLB stock is a reasonably accepted fair value estimate given their restricted nature.  Fair value is the redeemable (carrying) value based on the redemption provisions of the instruments which is considered a Level 2 measurement.  The carrying amount of the remaining other investments (particularly common stocks of companies or other banks that are not publicly traded) approximates their fair value, determined primarily by analysis of company financial statements and recent capital issuances of the respective companies or banks, if any and represents a Level 3 measurement.

Loans held for sale:  The carrying amount of loans held for sale approximates the fair value, given the short-term nature of the loans between origination and sale, which is considered a Level 1 measurement.

Loans, net: For variable-rate loans that reprice frequently and with no significant change in credit risk or other optionality, fair values are based on carrying values.  Fair values for all other loans are estimated by discounting contractual cash flows using estimated market discount rates, which reflect the credit and interest rate risk inherent in the loan.  Collateral-dependent impaired loans are included in loans, net.  The fair value of loans is considered to be a Level 3 measurement due to internally developed discounted cash flow measurements.

Bank owned life insurance:  The carrying value of these assets approximates fair value, which is considered a Level 1 measurement.

Deposits:  The fair value of deposits with no stated maturity (such as demand deposits, savings, interest and non-interest checking, and money market accounts) is, by definition, equal to the amount payable on demand at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates within the market place.  Use of internal discounted cash flows provides a Level 3 fair value measurement.

Short-term borrowings:  Due to the short-term nature of these instruments, the carrying amount is a reasonable estimate of fair value.

Note 8 - Fair Value Measurements, continued

Notes payable:  The fair values of notes payable are estimated using discounted cash flow analysis based on current interest rates being offered by instruments with similar terms and credit quality which represents a Level 2 measurement.

Junior subordinated debentures:  The fair values of junior subordinated debentures are estimated based on an evaluation of current interest rates being offered by instruments with similar terms and credit quality.  Since the market for these instruments is limited, the internal evaluation represents a Level 3 measurement.

Off-balance-sheet instruments:  The estimated fair value of letters of credit at March 31, 2013 and December 31, 2012 was insignificant.  Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at March 31, 2013 and December 31, 2012.

Limitations: Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Fair value estimates may not be realizable in an immediate settlement of the instrument.  In some instances, there are no quoted market prices for the Company’s various financial instruments, in which case fair values may be based on estimates using present value or other valuation techniques, or based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of the financial instruments, or other factors. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows.  Subsequent changes in assumptions could significantly affect the estimates.

Note 9 – Subsequent Event

On April 26, 2013, the Company consummated its acquisition of Mid-Wisconsin Financial Services, Inc. (“Mid-Wisconsin”), pursuant to the Agreement and Plan of Merger by and among the Company and Mid-Wisconsin dated November 28, 2012, as amended January 17, 2013 (the “Merger Agreement”), whereby Mid-Wisconsin was merged with and into the Company, and Mid-Wisconsin Bank, Mid-Wisconsin’s wholly owned commercial bank subsidiary serving central Wisconsin, was merged with and into Nicolet National Bank.  The system integration was completed, and the eleven branches of Mid-Wisconsin opened on April 29, 2013 as Nicolet National Bank branches, doubling the Bank’s footprint to 22 branch locations.

The purpose of the merger was for strategic reasons beneficial to Company. The acquisition is consistent with its growth plans to build a community bank of sufficient size to flourish in various economic environments, serve its expanded customer base with a wide variety of products and services, and effectively and efficiently meet growing regulatory compliance and capital requirements.  The Company believes it is well-positioned to achieve stronger financial performance and enhance shareholder value through synergies of the combined operations.

Pursuant to the terms of the Merger Agreement, the outstanding shares of Mid-Wisconsin common stock, other than dissenting shares as defined in the merger agreement, were converted into the right to receive 0.3727 shares of Company common stock (and in lieu of any fractional share of Company common stock, $16.50 in cash) per share of Mid-Wisconsin common stock or, for record holders of 200 or fewer shares of Mid-Wisconsin common stock, $6.15 in cash per share of Mid-Wisconsin common stock.  As a result, the total value of the consideration to Mid-Wisconsin shareholders is estimated to be $10.2 million, consisting of an estimated $0.5 million in cash and approximately 589,000 shares of the Company’s common stock, subject to final resolution of shareholder ownership. The Company’s common stock was valued at $16.50 per share, which was the value assigned in the merger agreement and considered to be the fair value of the stock on the date of the acquisition.  Concurrently with the merger, the Company also closed a private placement of 174,016 shares of its common stock at an offering price of $16.50 per share, for an aggregate of $2.9 million in proceeds. Approximately $360,000 in direct stock issuance costs for the merger and private placement were incurred and charged against additional paid in capital.

Note 9 – Subsequent Event, continued

The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Mid-Wisconsin prior to the consummation date were not included in the accompanying consolidated financial statements.  The accounting requires assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of core deposit intangibles, securities, fixed assets, loans, OREO, deposits, debt and deferred taxes with the assistance of third party valuations, appraisals, and third party advisors.  The estimated fair values will be subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period of approximately one year from consummation.

The estimated fair value of the assets acquired and liabilities assumed on April 26, 2013 was as follows:

(in millions)
Cash, cash equivalents and securities available for sale	$134
Loans	272
Other real estate owned	2
Core deposit intangible	4
Fixed assets and other assets	24
Total assets acquired	$436

Deposits	$346
Junior subordinated debentures and borrowings and other liabilities	69
Total liabilities acquired	$415

Excess of assets acquired over liabilities acquired	$21
Less: purchase price	$10
Bargain purchase gain	$11

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Nicolet Bankshares, Inc. (“Nicolet”) is a bank holding company headquartered in Green Bay, Wisconsin, providing a diversified range of traditional banking and wealth management services to individuals and businesses in its market area through the 11 branch offices of its banking subsidiary, Nicolet National Bank, in Green Bay, De Pere, Appleton, Marinette and Crivitz, Wisconsin and Menominee, Michigan.

Nicolet’s primary revenue sources are net interest income, representing interest income from loans and other interest earning assets such as investments, less interest expense on deposits and other borrowings, and noninterest income, including, among others, trust fees, secondary mortgage income and other fees or revenue from financial services provided to customers or ancillary to loans and deposits. Business volumes and pricing drive revenue potential and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth and competitive conditions within the marketplace.

At March 31, 2013, Nicolet had $682 million in assets, down $63 million from December 31, 2012, mainly from proactive cash reduction strategies and usual first quarter decline in deposits.  During the first quarter of 2013, most notably a $54 million decrease in cash and cash equivalents (to $28 million at March 31, 2013) and $10 million decline in loans (to $542 million at March 31, 2013, largely from lower commercial line usage) funded the $53 million decline in deposits (to $563 million at March 31, 2013), $16 million of which decline was in brokered deposit runoff, and a $10 million prepayment of notes payable due to mature in the summer of 2013 and bearing a fixed weighted average cost of 2.85%.   Asset quality measures remained strong, with nonperforming assets still below 1% of assets (0.70% at March 31, 2013, compared to 0.97% at year end 2012) and the allowance for loan losses to loans ratio at 1.39% at March 31, 2013, compared to 1.29% at December 31, 2012.

The most significant work during the first quarter of 2013 was preparation (regulatory, shareholder and operational) for Nicolet’s previously announced proposed acquisition of Mid-Wisconsin that was anticipated to close during the second quarter of 2013.  On November 28, 2012, Nicolet entered into a merger agreement with Mid-Wisconsin Financial Services, Inc. (“Mid-Wisconsin”), and subsequently filed a Registration Statement on Form S-4 (Regis. No. 333-186401) (the “Registration Statement”) with the Securities and Exchange Commission under the provisions of the Securities Act.  On March 26, 2013, the Registration Statement became effective and Nicolet became a public reporting company under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  By April 25, 2013, all regulatory and shareholder approvals were procured, and the merger of Mid-Wisconsin with and into Nicolet was consummated at the close of business on April 26, 2013.  The eleven banking branches of Mid-Wisconsin opened as Nicolet National Bank branches on April 29, 2013.  The transaction was accounted for under the acquisition method of accounting, and thus, the results of operations of Mid-Wisconsin prior to the consummation date were not included in the accompanying consolidated financial statements.  For additional details see “Note 9 – Subsequent Event” of the notes to consolidated financial statements.

Forward-Looking Statements

Statements made in this document and in documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Stockholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Nicolet’s control, include, but are not necessarily limited to the following:

●
operating, legal and regulatory risks, including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations promulgated thereunder, as well as the rules proposed by the Federal bank regulatory agencies to implement the Basel III capital accord;

●	economic, political and competitive forces affecting Nicolet’s banking and wealth management businesses;
●	changes in monetary policy and general economic conditions, which may impact Nicolet’s net interest income;
●	the risk that Nicolet’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and
●	other factors discussed under “Risk Factors” included in the Joint Proxy Statement-Prospectus contained in the Registration Statement

These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements.  Nicolet specifically disclaims any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

Critical Accounting Policies

The consolidated financial statements of Nicolet Bankshares, Inc. and its subsidiaries are prepared in conformity with U.S. GAAP and follow general practices within the industry in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses and income taxes and, therefore, are critical accounting policies.

Allowance for Loan Losses

The allowance for loan losses (the “ALLL”) is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio. Actual credit losses, net of recoveries, are deducted from the ALLL. Loans are charged off when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. A provision for loan losses, which is a charge against earnings, is recorded to bring the ALLL to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. Management’s evaluation process used to determine the appropriateness of the ALLL is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect probable credit losses. Because interpretation and analysis involves judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated loan losses and therefore the appropriateness of the ALLL could change significantly.

The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the ALLL. These agencies may require Nicolet to make additions to the ALLL based on their judgments of collectability based on information available to them at the time of their examination.

Income taxes

The assessment of income tax assets and liabilities involves the use of estimates, assumptions, interpretation, and judgment concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. Nicolet files a consolidated federal income tax return and a combined state income tax return (both of which include Nicolet and its wholly owned subsidiaries). Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the companies that incur federal tax liabilities. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies.  Nicolet may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

The following discussion is Nicolet management’s analysis of the consolidated financial condition and results of operations of Nicolet as of and for the three months ended March 31, 2013. It should be read in conjunction with Nicolet’s audited consolidated financial statements as of December 31, 2012 and 2011, and for the three years ended December 31, 2012, included in the Registration Statement.

Performance Summary

Nicolet reported net income of $0.8 million for the three months ended March 31, 2013, compared to $0.5 million net income for the first quarter of 2012.  Net income available to common shareholders for first quarter 2013 was $0.5 million, or $0.13 per diluted common share, compared to net income available to common shareholders of $0.2 million, or $0.06 per diluted common share, for first quarter 2012.

●
Net interest income was $5.8 million for first quarter 2013, an increase of $644,000 or 13% over first quarter 2012.  The improvement was largely due to a better funding mix of lower-costing deposits and also to greater loan volume although at lower yields between the first quarter periods.  On a tax-equivalent basis, the net interest margin for first quarter 2013 was 3.50%, up 10 basis points (“bps”) from 3.40% for first quarter 2012.  The cost of interest-bearing liabilities was 1.05%, 41 bps lower than first quarter 2012, while the average yield on earning assets was 4.36% for first quarter 2013, 25 bps lower than the yield for first quarter 2012.

●
Loans were $542 million at March 31, 2013, down $10 million from year end 2012, largely due to lower commercial line utilization.  Between the comparative first quarter periods, average loans were $547 million for  first quarter 2013 ($63 million or 13% higher than first quarter 2012), yielded 4.97% (35 bps lower than first quarter 2012) and represented 81.8% of average earning assets (versus 79.6% for the same period last year).

●
Total deposits were $563 million at March 31, 2013, down $53 million from year end 2012, mainly from a customary pattern historically seen between year ends and first quarter ends, and inclusive of a $16 million decline from brokered deposit runoff.  Average total deposits for first quarter 2013 were $593 million ($62 million or 12% higher than first quarter 2012).

●
Asset quality measures remained strong, with nonperforming assets at 0.70% of total assets at March 31, 2013, compared to 0.97% at year end 2012.  The allowance for loan losses was $7.5 million or 1.39% of loans at March 31, 2013, compared to $7.1 million or 1.29%, respectively, at December 31, 2012.  The provision for loan losses was $1.0 million against net charge offs of $0.6 million for first quarter 2013, versus provision of $1.3 million against $1.2 million of net charge offs for first quarter 2012.

●
Noninterest income was $2.8 million for first quarter 2013, up $0.1 million over first quarter 2012, with slight increases in almost all categories ($0.2 million in aggregate) offsetting the $0.1 million decline in net gain on sale, disposal and writedown of assets between first quarter periods.

●
Noninterest expense was $6.3 million for the first quarter 2013, up $0.6 million over first quarter 2012, due primarily to increased personnel-related costs and other noninterest expenses related to merger activity.  Salaries and employee benefits were $3.6 million, $0.3 million or 8.7% higher than first quarter 2012, mainly due to an increase in workforce in anticipation of the merger (with average full-time equivalent employees of 168 for first quarter 2013, 6% higher than the average for first quarter 2012), merit increases between the years, and higher incentive compensation largely due to equity grants in first quarter 2013.

Net Interest Income

Nicolet’s earnings are substantially dependent on net interest income, which is the difference between interest earned on investments and loans and the interest paid on deposits and other interest-bearing liabilities. Net interest income is directly impacted by the sensitivity of the balance sheet to changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, and repricing frequencies.

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $5.8 million in first quarter 2013, compared to $5.1 million in first quarter 2012. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $120,000 and $160,000 for the first quarters of 2013 and 2012, respectively, resulting in taxable equivalent net interest income of $5.9 million for first quarter 2013 and $5.2 million for first quarter 2012.

Taxable equivalent net interest income is a non-GAAP measure, but is a preferred industry measurement of net interest income (and its use in calculating a net interest margin) as it enhances the comparability of net interest income arising from taxable and tax-exempt sources.

Net interest income is the primary source of Nicolet’s revenue, and is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Net interest income is directly impacted by the sensitivity of the balance sheet to changes in interest rates and by the amount, mix and composition of interest earning assets and interest-bearing liabilities, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, and repricing frequencies.

Tables 1, 2, and 3 present information to facilitate the review and discussion of selected average balance sheet items, taxable equivalent net interest income, interest rate spread and net interest margin.

Table 1:  Year-To-Date Net Interest Income Analysis

	For the Three Months Ended March 31,
	2013			2012
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans (1) (2) (3)	$547,015	$6,797	4.97%	$484,419	$6,495	5.32%
Investment securities
Taxable	25,897	127	1.96%	19,357	162	3.35%
Tax-exempt (2)	26,108	275	4.23%	26,728	335	5.01%
Other interest-earning assets	69,790	82	0.47%	77,861	72	0.37%
Total interest-earning assets	668,810	$7,281	4.36%	608,365	$7,064	4.61%
Cash and due from banks	15,628			15,628
Other assets	32,802			32,601
Total assets	$717,240			$656,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$48,986	$48	0.40%	$24,235	$25	0.41%
Interest-bearing demand	116,385	304	1.06%	80,491	179	0.89%
MMA	192,484	198	0.42%	172,508	221	0.52%
Core CD’s and IRA’s	115,923	409	1.43%	143,617	684	1.92%
Brokered deposits	29,231	42	0.59%	35,459	263	2.98%
Total interest-bearing deposits	503,009	1,001	0.81%	456,310	1,372	1.21%
Other interest-bearing liabilities	40,314	408	4.05%	45,696	464	4.01%
Total interest-bearing liabilities	543,323	1,409	1.05%	502,006	1,836	1.46%
Noninterest-bearing demand	90,181			74,336
Other liabilities	6,109			3,982
Total equity	77,627			76,270
Total liabilities and stockholders’ equity	$717,240			$656,594
Net interest income and rate spread		$5,872	3.31%		$5,228	3.15%
Net interest margin			3.50%			3.40%

(1)           Nonaccrual loans are included in the daily average loan balances outstanding.
(2)            The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.
(3)           Interest income for the period ending March 31, includes loan fees of $80,000 in 2013, and $12,000 in 2012.

Table 2:  Volume/Rate Variance

	2013 Compared to 2012 Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate*	Net(3)
Earning assets

Loans (1)(2)	$735	$(433)	$302
Investment securities
Taxable	32	(67)	(35)
Tax-exempt (2)	(8)	(52)	(60)
Other interest-earning assets	(2)	12	10

Total interest-earning assets	$757	$(540)	$217

Interest-bearing liabilities
Interest-bearing demand	$24	$(1)	$23
Savings deposits	88	37	125
MMA	24	(47)	(23)
Core CD’s and IRA’s	(117)	(158)	(275)

Brokered deposits	(39)	(182)	(221)

Total interest-bearing deposits	(20)	(351)	(371)
Other interest-bearing liabilities	(38)	(18)	(56)

Total interest-bearing liabilities	(58)	(369)	(427)
Net interest income	$815	$(171)	$644

(1)          Nonaccrual loans are included in the daily average loan balances outstanding.
(2)           The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.
(3)           The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.

Table 3: Interest Rate Spread, Margin and Average Balance Mix — Taxable-Equivalent Basis

	Three Months Ended March 31,
	2013			2012
(in thousands)	Average Balance	% of Earning Assets	Yield/Rate	Average Balance	% of Earning Assets	Yield/Rate
Total loans	$547,015	81.8%	4.97%	$484,419	79.6%	5.32%
Securities and other earning assets	121,795	18.2%	1.59%	123,946	20.4%	1.84%
Total interest-earning assets	$668,810	100%	4.36%	$608,365	100%	4.61%

Interest-bearing liabilities	$543,323	81.2%	1.05%	$502,006	82.5%	1.46%

Noninterest-bearing funds, net	125,487	18.8%		106,359	17.5%
Total funds sources	$668,810	100%	0.21%	$608,365	100%	0.30%
Interest rate spread			3.31%			3.15%
Contribution from net free funds			0.19%			0.25%
Net interest margin			3.50%			3.40%

Comparison of the three months ending March 31, 2013 versus 2012

Taxable-equivalent net interest income was $5.9 million for first quarter 2013, an increase of $644,000 or 12% over first quarter 2012, predominantly due to $427,000 lower interest expense due to beneficial growth in the mix of lower-costing deposits, as well as $217,000 higher interest income, led by increased earning asset volumes (mainly higher average loans) although at lower earning asset yields than first quarter 2012.

The taxable-equivalent net interest margin was 3.50% for first quarter 2013, up 10 bps from first quarter 2012, primarily due to a higher interest rate spread as the cost of funds fell favorably by 41 bps, offset partly by a 25 bps decline in the earning asset yield.  There has been, and will continue to be, considerable downward margin pressure as assets mature in this prolonged low-rate environment, with current reinvestment rates substantially lower than previous rates and less opportunity to offset such with similar changes in the already low cost of funds.

For first quarter 2013, the earning asset yield was 4.36%, 25 bps lower than the first quarter of last year, mainly due to a decline in loan yields (down 35 bps to 4.97%), resulting from continued competitive pricing pressures in the low rate environment and Nicolet lowering or removing floor rates on selected variable rate loans.  Since loan yields are generally higher than other interest-earning assets, the increase in the ratio of average loans to interest-earning assets (to 81.8% for first quarter 2013 compared to 79.6% for first quarter 2012, aided by average loan growth of $63 million or 13% between the two first quarter periods) tempered some of the decline in the earning asset yield.  All other earning assets combined yielded 1.59% for first quarter 2013, down 25 bps from last year, impacted by reinvestment in the low rate environment and the relatively high (and similar) proportion of low-earning cash in both first quarter periods.

Nicolet’s cost of funds continued its favorable decline during the low-rate environment.  The cost of interest-bearing liabilities was 1.05% for first quarter 2013, 41 bps lower than the first quarter a year ago. The average cost of interest-bearing deposits for first quarter 2013 was 0.81%, down 39 bps versus first quarter 2012. This favorable decline was primarily due to changes in high-cost brokered deposits (costing 0.59% for first quarter 2013 versus 2.98% for first quarter 2012, mainly from renewals in the lower rate environment), and in the remaining interest-bearing customer deposits combined (i.e. savings, interest-bearing demand, money market, and time deposits) falling 24 bps to 0.82% for first quarter 2013, led by a lower rate and volume of time deposits. The cost of other interest-bearing liabilities (comprised of short- and long-term borrowings) increased 4 bps to 4.05% for first quarter 2013, mainly from the prepayment of $10 million in notes payable during first quarter 2013, which had a weighted average rate of 2.85%.

Average earning assets were $669 million for first quarter 2013, $60 million higher than first quarter 2012, led by a $63 million increase in average loans (to $547 million) and a $2 million decrease in average interest-bearing cash balances (to $62 million).

Average interest-bearing liabilities were $543 million, up $41 million over first quarter 2012.  Average brokered deposits declined $6 million (as maturities exceeded renewals) and other interest-bearing liabilities fell $5 million (driven by the prepayment of notes during first quarter 2013), while the remaining interest-bearing customer deposits combined grew $52 million, mainly from stronger footholds and growth in our relationship-based checking product (initiated in mid-2011) and our Appleton market (including the December 2011 opening of a new Appleton branch).

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2013 and 2012 was $975,000 and $1,250,000 respectively.  The higher than historical level of provision in the past few years was due primarily to work-outs of problem loans, the levels of loan charge-offs, nonperforming loan trends, depressed collateral values, and uncertain economic conditions. However, with asset quality trends improving, the provision for loan losses has been trending down.    At March 31, 2013, the ALLL was $7.54 million compared to $7.12 million at December 31, 2012.  The ratio of the ALLL to total loans was 1.39% at March 31, 2013 compared to 1.29% at December 31, 2012.  Nonperforming loans at March 31, 2013 declined to $2.7 million compared to $7.0 million at December 31, 2012, representing 0.5% and 1.3% of total loans, respectively.

The provision for loan losses is predominantly a function of Nicolet’s methodology and judgment as to qualitative and quantitative factors used to determine the adequacy of the ALLL. The adequacy of the ALLL is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies in each portfolio segment, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. For additional information regarding asset quality and the ALLL, see “Balance Sheet Analysis — Loans,” and “Balance Sheet Analysis — Impaired Loans and Nonperforming Assets.”

Noninterest Income

Table 4:  Noninterest Income

	For the three months ended March 31,

			$ Change	% Change
	2013	2012	2013	2013
(in thousands)
Service charges on deposit accounts	$284	$287	$(3)	(1.0)%
Trust service fee income	802	730	72	9.9
Mortgage income	872	737	135	18.3
Brokerage fee income	102	84	18	21.4
Gain on sale, disposal and writedown of assets, net	4	146	(142)	(97.3)
Bank owned life insurance (“BOLI”)	169	153	16	10.5
Rent income	250	240	10	4.2
Investment advisory fees	86	86	-	-
Other	187	161	26	16.1
Total noninterest income	$2,756	$2,624	$132	5.0%

Comparison of the three months ending March 31, 2013 versus 2012

Noninterest income was $2.8 million for the first three months of 2013, an increase of $132,000 from 2012 or 5.0%, led primarily by higher mortgage income and trust service fee income.

Service fees on deposit accounts for 2013 were $284,000 and $287,000 for the three months ending March 31, 2013 and 2012, respectively.  Service charges on deposits have remained stable, despite the increase in deposit balances and accounts, and non-sufficient funds (“NSF”) fees remained consistent between 2012 and 2013.

Trust service fees increased from $730,000 for the first quarter of 2012 to $802,000 in the first quarter of 2013.  There was continued market improvements on assets under management, on which fees are based.  Brokerage fees increased slightly as well, growing $18,000 from $84,000 in the first quarter of 2012 to $102,000 in the first quarter of 2013.

Mortgage income represents net gains received from the sale of residential real estate loans service-released into the secondary market and to a small degree, some related income. Residential refinancing activity continues to remain strong, increasing income generated by $135,000 in the first quarter of 2013 to $872,000 from $737,000 in the first quarter of 2012.  With interest rates continuing to remain at historically low levels and home values stabilizing, refinancing activities remain healthy.

Nicolet recognized a $146,000 net gain on sale, disposal and write down of assets in 2012, consisting of $208,000 net gains on sales of securities available for sale and $63,000 net loss on disposal and write down of OREO and other assets.  There was a small net gain on OREO properties sold in the first quarter of 2013 for $4,000.

Bank-owned life insurance (“BOLI”) income increased $16,000 to $169,000 for the first quarter of 2013, primarily as a result of additional policies purchased toward the end of the first quarter of 2012.   Rent income, investment advisory fees and other noninterest income combined increased $36,000 for the first quarter of 2013 to $523,000 compared to $487,000 for the same period in 2012.  The increase in other income was related to ancillary fees tied to deposit-related products, most particularly debit card, check cashing and wire fee income.

Noninterest Expense

Table 5:  Noninterest Expense

	Three months ended March 31,
	2013	2012	$ Change	% Change
(in thousands)
Salaries and employee benefits	$3,559	$3,273	$286	8.7%
Occupancy, equipment and office	1,104	1,139	(35)	(3.1)
Business development and marketing	425	345	80	23.2
Data processing	423	402	21	5.2
FDIC assessments	110	136	(26)	(19.1)
Core deposit intangible amortization	148	168	(20)	(11.9)
Other	571	322	249	77.3
Total noninterest expense	$6,340	$5,785	$555	9.6%

Comparison of the three months ending March 31, 2013 versus 2012

Total noninterest expense for the three months ending March 31, 2013 and 2012 was $6.3 million and $5.8 million, respectively, representing an increase of $555,000 or 9.6%.  The increase for 2013 is due primarily to increased personnel-related costs, as well as other noninterest expenses related to merger activity. The personnel expenses were largely impacted by Nicolet’s employment of a larger workforce in anticipation for the merger and higher incentive compensation,  while the other noninterest expenses increased due to consulting and legal fees related to the merger.

Salaries and employee benefits expense increased by $286,000, or 8.7%, over the first quarter of 2012.  The increase was mainly due to merit increases between the years, together with a growing workforce and higher overtime in preparation for the merger (with average full-time equivalent employees of 168 for first quarter 2013, 6% higher than the average for first quarter 2012).  Base salaries grew $91,000 (4%) as compared to the first quarter of 2012.  Incentive compensation (bonus accruals and equity award expense) increased $172,000, largely due to equity grants in first quarter 2013, and other personnel and fringe costs (such as payroll taxes, health insurance and employer 401k match) increased commensurately.

Occupancy, equipment and office expense declined $35,000 for the first quarter of 2013 compared to the same period in 2012.  The decrease was primarily in rent expense due to the purchase in second quarter 2012 of one previously leased branch.

Business development and marketing expense for the first quarter of 2013 increased $80,000 compared to the same period in 2012 given the greater focus on growth in loans, sales seminars and events, higher charitable donations in 2013, and merger-related travel and business development costs.

Data processing, FDIC assessments and core deposit intangible amortization were similar between the two first quarter periods.  Improvements were realized in FDIC assessment rates (given Nicolet’s improving asset quality) and the core deposit intangible amortization decreased as the amortization method is accelerated in earlier years and declines over time.

Other expense increased $249,000 for the first quarter of 2013, compared to the same time period in 2012.  Legal, consulting, and audit fees combined accounted for $133,000 of the increase and were predominantly related to the merger activity. As part of the cash reduction strategies for the balance sheet, $10 million of FHLB advances were paid off early,  resulting in a $96,000 prepayment penalty recorded in other expense.  The remaining unfavorable variance was spread among various categories, but most notably in increased card-based losses and training costs.

Income Taxes

Income tax expense was $419,000 and $143,000 for the first quarter of 2013 and 2012, respectively.   The effective tax rates were 35.7% and 22.2% for first quarter 2013 and 2012, respectively, influenced largely by the amount of income before tax and the mix of tax-exempt income each year, with a significant impact related to the non-deductibility of certain merger-related costs. The basic principles for accounting for income taxes require that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized.  No valuation allowance was determined to be necessary for the first quarters of 2013 or 2012 or for the year ended December 31, 2012.

BALANCE SHEET ANALYSIS

Loans

Nicolet services a diverse customer base throughout Northeast Wisconsin and in Menominee, Michigan including the following industries: manufacturing, wholesaling, retail, service, and businesses supporting the general building industry. It continues to concentrate its efforts in originating loans in its local markets and assisting its current loan customers. It actively utilizes government loan programs such as those provided by the U.S. Small Business Administration to help customers weather current economic conditions and position their businesses for the future.

Nicolet’s primary lending function is to make commercial loans, consisting of commercial and industrial business loans and owner-occupied commercial real estate loans; commercial real estate (“CRE”) loans, consisting of commercial investment real estate loans and construction and land development loans; residential real estate loans, including residential first mortgages, residential junior mortgages (such as home equity loans and lines), and to a lesser degree residential construction loans; and retail and other loans.

Total loans were $542.1 million at March 31, 2013, a decrease of $10.5 million from $552.6 million at December 31, 2012, or 1.9%.  The decrease was largely due to reduced borrower utilization of commercial lines of credit, slightly lower commercial term loans, and the transfer of one significant loan to other real estate owned (“OREO”).

Table 6: Period End Loan Composition

	For the three months ended,
	March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$193,508	35.7%	$197,516	35.7%	$201,363	36.9%	$199,211	38.5%	$169,415	35.0%
Owner-occupied CRE	117,390	21.7	118,242	21.4	106,787	19.6	116,451	22.5	114,037	23.6
Total commercial loans	310,898	57.4	315,758	57.1	308,150	56.5	315,662	61.0	283,452	58.6
CRE investment	73,410	13.5	76,618	13.9	76,773	14.1	62,857	12.2	62,797	13.0
Construction & land development	22,284	4.1	21,791	3.9	26,964	4.9	24,612	4.8	27,328	5.6
Total CRE loans	95,694	17.6	98,409	17.8	103,737	19.0	87,469	17.0	90,125	18.6
Residential construction	7,445	1.4	7,957	1.4	7,670	1.4	5,961	1.2	4,143	0.9
Residential first mortgage	86,202	15.9	85,588	15.5	79,543	14.6	63,156	12.2	58,375	12.1
Residential junior mortgage	39,026	7.2	39,352	7.1	40,928	7.5	38,082	7.4	40,484	8.4
Total residential real estate loans	132,673	24.5	132,897	24.0	128,141	23.5	107,199	20.8	103,002	21.4
Retail & other	2,859	0.5	5,538	1.1	5,680	1.0	6,662	1.2	7,284	1.4
Total loans	$542,124	100.0%	$552,602	100.0%	$545,708	100.0%	$516,992	100.0%	$483,863	100.0%

Total commercial and industrial and owner-occupied CRE loans combined were 75.0% at March 31, 2013 compared to 74.9% of the total loan portfolio at December 31, 2012.  Such loans are considered to have more inherent risk of default than residential mortgage or retail loans, in part because the commercial balance per borrower is typically larger than that for residential and mortgage loans, implying higher potential losses on an individual customer basis.

Commercial and industrial loans, consisting primarily of commercial loans to small businesses and, to a lesser degree, to municipalities, were $193.5 million at March 31, 2013, down $4.0 million, or 2.0%, since year end 2012, and comprised 35.7% of total loans but increased $24.1 million or 14.2% since March 31, 2012. The increase in these commercial loan segments from March 2012 to March 2013 was primarily due to renewed loan demand from business borrowers based on cautious optimism for improving economic conditions and higher line of credit utilization. Owner-occupied CRE loans primarily consist of loans secured by business real estate that is occupied by borrowers that also have commercial and industrial loans. Owner-occupied CRE loans were $117.4 million at March 31, 2013, down $0.9 million or 0.7% since December 31, 2012, and comprised 21.7% of total loans. Both of these loan segments include a diverse range of industries. The credit risk related to commercial and industrial loans and owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any.

CRE investment loans totaled $73.4 million at March 31, 2013, down $3.2 million since December 31, 2012, or 4.2% and comprised 13.5% of total loans, similar to 13.9% at the end of 2012. The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties.

Construction and land development loans totaled $22.3 million at March 31, 2013, up $0.5 million since December 31, 2012, or 2.3% and comprised 4.1% of total loans. Loans in this classification provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. The decrease in this segment is primarily due to charge-offs and pay downs as Nicolet has limited new lending to reduce its credit exposure. Since 2010, lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis.

Residential construction loans totaled $7.4 million at the end of the first quarter of 2013.  This was down $512,000 since year end 2012.  These loans comprised 1.4% of total loans at the end of the two most recent quarters.

Residential first mortgage real estate loans remained stable, increasing from $85.5 million at December 31, 2012 to $86.2 million at March 31, 2013, a $0.6 million increase or 0.7%.   These loans represented 15.9% and 15.5% of total loans at March 31, 2013 and December 31, 2012, respectively.  Residential first mortgage loans include conventional first-lien home mortgages and exclude loans held for sale in the secondary market. Since early 2012, Nicolet has retained specific high quality residential mortgages, in part as an alternative to investing in greater volumes of mortgage-backed securities.  Residential junior mortgage real estate loans remained flat at $39 million and represented 7.2% and 7.1% of total loans at March 31, 2013 and December 31, 2012, respectively.  Residential junior mortgage real estate loans consist of home equity lines and term loans secured by junior mortgage liens. While Nicolet has not experienced significant losses in the residential real estate category, if declines in market values that have occurred in the residential real estate markets worsen, particularly in Nicolet’s market area, the value of collateral securing its real estate loans could decline further, which could cause an increase in the provision for loan losses. In light of the uncertainty that exists in the economy and credit markets, there can be no guarantee that Nicolet will not experience additional deterioration resulting from a downturn in credit performance by its residential real estate loan customers. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. At March 31, 2013, $2.6 million of residential mortgages were held for resale to the secondary market, compared to $7.3 million at December 31, 2012.

Retail and other loans totaled $2.9 million at March 31, 2013, a decrease of $2.7 million since December 31, 2012, or 48.4%, and represented 0.5% and 1.1% of total loans, respectively. Loans in this classification include predominantly short-term and other personal installment loans not secured by real estate. The decline in retail and other loans is largely a result of consumers preferring home equity-based loans over consumer installment loans, as well as the uncertain and difficult economic conditions reducing consumer demand for leverage in general.  Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early problem loan identification and remedial action to minimize losses, an adequate ALLL, and sound nonaccrual and charge-off policies. An active credit risk management process is used for commercial loans to further ensure that sound and consistent credit decisions are made. The credit management process is regularly reviewed and the process has been modified over the past several years to further strengthen the controls.

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2013, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

Allowance for Loan and Lease Losses

Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses.

The ALLL is established through a provision for loan losses charged to expense to appropriately provide for potential credit losses in the existing loan portfolio. Loans are charged against the ALLL when management believes that the collection of principal is unlikely. The level of the ALLL represents management’s estimate of an amount of reserves that provides for estimated probable credit losses in the loan portfolio at the balance sheet date. To assess the ALLL, an allocation methodology is applied by Nicolet which focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing and forecasted economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect potential credit losses. Nicolet’s methodology reflects guidance by regulatory agencies to all financial institutions.

At March 31, 2013 the ALLL was $7.5 million, an increase of $420,000 since December 31, 2012. The ALLL as a percentage of total loans was 1.39% and 1.29% at March 31, 2013 and December 31, 2012, respectively. The 2013 quarter to date provision for loan losses was $975,000 compared to $1.25 million for the same period in 2012.  Gross charge-offs were $567,000 for the first quarter of 2013 compared to $1.21 million for the first quarter of 2012.  Recoveries were $12,000 and $31,000 for the two periods, respectively. As a result, net charge-offs for the first quarter of 2013 were $555,000, or 0.41% of average loans annualized, compared to $1.2 million for the first quarter 2012 or 0.96% of average loans annualized.  Commercial and industrial loan charge offs increased compared to 2012 while all other categories saw improvement.  Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.  The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ALLL was 158.24% and 98.63% of nonperforming assets at March 31, 2013 and December 31, 2012, respectively. Issues impacting asset quality over the past few years have included historically depressed economic factors, such as weakened commercial and residential real estate markets, volatile energy prices, heightened unemployment, and depressed consumer confidence, leading to long resolution periods at low returns. Declining collateral values significantly contributed to elevated levels of nonperforming loans, net charge-offs, and ALLL. Nicolet pursued rigorous workout and resolution plans on problem credits and implemented enhanced underwriting and credit monitoring, particularly in 2010 and 2011. As a result, asset quality stabilized during 2012 and continues to improve in 2013.

Nicolet’s management allocates the ALLL by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve for the estimated collateral shortfall is established for all loans determined to be impaired. The specific reserve in the ALLL is equal to the aggregate collateral shortfall calculated from the impairment analysis. Loans measured for impairment include nonaccrual loans, troubled debt-restructurings (“restructured loans”), or other loans determined to be impaired by management. Second, Nicolet’s management allocates ALLL with historical loss rates by loan segment. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels on an annual basis. Lastly, management allocates ALLL to the remaining loan portfolio using the qualitative factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience of each loan segment.

The largest portion of the ALLL at March 31, 2013 was $3.4 million, allocated to construction and land development loans representing 45.6% of the ALLL (compared to 36.2% at December 31, 2012), and commensurate with nonaccrual construction and land development loans which decreased from $2.6 million to zero but was the result of a significant nonperforming loan moving to OREO.  The ALLL allocated to commercial and industrial loans was $1.5 million at March 31, 2013 compared to $1.9 million at year end 2012, the decrease a result of lower levels of net charge offs and nonaccruals in this loan category as compared to 2012. The remaining allocations of the ALLL to other loan segments are relatively small and did not change appreciably between December 31, 2012 and March 31, 2013.

Management performs ongoing intensive analyses of its loan portfolio to allow for early identification of customers experiencing financial difficulties, maintains prudent underwriting standards, understands the economy in its markets, and considers the trend of deterioration in loan quality in establishing the level of the ALLL.

Consolidated net income and stockholders’ equity could be affected if Nicolet’s management’s estimate of the ALLL necessary to cover expected losses is subsequently materially different, requiring a change in the level of provision for loan losses to be recorded. While management uses currently available information to recognize losses on loans, future adjustments to the ALLL may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions that affect Nicolet’s customers. As an integral part of their examination process, federal regulatory agencies also review the ALLL. Such agencies may require additions to the ALLL or may require that certain loan balances be charged-off or downgraded into criticized loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examination.

Table 7: Loan Loss Experience

	For the three months ended,
(in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Allowance for loan losses (ALLL):
Balance at beginning of period	$7,120	$6,491	$6,045	$5,973	$5,899

Provision for loan losses	975	975	975	1,125	1,250
Charge offs	567	671	552	1,077	1,207
Recoveries	12	325	23	24	31
Net charge offs	555	346	529	1,053	1,176
Balance at end of period	$7,540	$7,120	$6,491	$6,045	$5,973

Net loan charge offs:
Commercial & industrial	$470	$164	$48	$66	$(19)
Owner-occupied CRE	55	(290)	300	666	352
CRE investment	-	(27)	150	-	155
Construction & land development	36	406	(17)	176	126
Residential construction	-	-	1	30	365
Residential first mortgage	(5)	45	48	64	97
Residential junior mortgage	(1)	47	(1)	13	101
Retail & other	-	1	-	38	(1)
Total net loans charged off	$555	$346	$529	$1,053	$1,176

ALLL to total loans	1.39%	1.29%	1.19%	1.17%	1.23%
ALLL to net charge offs	339.64%	514.45%	306.76%	143.52%	126.98%
Net charge offs to average loans, annualized	0.41%	0.25%	0.40%	0.83%	0.96%

The allocation of the ALLL for each of the past five periods is based on Nicolet’s estimate of loss exposure by category of loans is shown in Table 9.

Table 8: Allocation of the Allowance for Loan Losses

(in thousands)	March 31, 2013	% of Loan Type to Total Loans	December 31, 2012	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$1,506	35.7%	$1,969	35.7%
Owner-occupied CRE	1,244	21.7	1,069	21.4
CRE investment	193	13.5	337	13.9
Construction & land development	3,438	4.1	2,580	3.9
Residential construction	126	1.4	137	1.4
Residential first mortgage	720	15.9	685	15.5
Residential junior mortgage	301	7.2	312	7.1
Retail & other	12	0.5	31	1.1
Total ALLL	$7,540	100.0%	$7,120	100.0%
ALLL category as a percent of total ALLL:
Commercial & industrial	20.0%		27.7%
Owner-occupied CRE	16.5		15.0
CRE investment	2.6		4.7
Construction & land development	45.6		36.2
Residential construction	1.7		1.9
Residential first mortgage	9.5		9.6
Residential junior mortgage	4.0		4.4
Retail & other	0.1		0.5
Total ALLL	100.0%		100.0%

Impaired Loans and Nonperforming Assets

As part of its overall credit risk management process, Nicolet’s management has been committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans measured for impairment include nonaccrual loans, troubled debt-restructurings (“restructured loans”), or other loans determined to be impaired by management. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash after a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal.

Nonperforming loans were $2.7 million and $7.0 million at March 31, 2013 and December 31, 2012, respectively, reflecting the impact of the difficult economy on Nicolet’s borrowers, but exhibiting an improving trend given Nicolet’s aggressive workout efforts over the past three years. The $4.3 million decrease in nonperforming loans since year end 2012 included a $2 million loan property moving to OREO, reflecting a $2.3 million improvement in remaining credits.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types. Potential problem loans totaled $11.7 million and $11.6 million at March 31, 2013 and December 31, 2012, respectively.  As a percent of total loans, potential problem loans represented 2.2% and 2.1% at March 31, 2013 and December 31, 2012, respectively.  Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

OREO increased to $2.0 million at March 31, 2013 from $193,000 at December 31, 2012. The increase was related to one loan which had been on nonaccrual and was taken into possession.  Total nonperforming assets decreased from $7.2 million at December 31, 2012 to $4.8 million at March 31, 2013.   Nicolet’s management actively seeks to ensure properties held are monitored to minimize Nicolet’s risk of loss. Evaluations of the fair market value of the OREO properties are done quarterly and valuation adjustments, if necessary, are recorded in Nicolet’s consolidated financial statements.

Table 9: Nonperforming Assets

	For the three months ended,
(in thousands)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Nonaccrual loans considered impaired:
Commercial & industrial	$93	$784	$3,986	$4,088	$4,473
Owner-occupied CRE	1,857	1,960	354	389	1,235
CRE investment	—	—	380	544	555
Construction & land development	—	2,560	8,558	8,531	8,820
Residential construction	—	—	397	1,200	1,231
Residential first mortgage	628	1,580	1,326	396	900
Residential junior mortgage	—	—	—	36	105
Retail & other	149	142	151	151	151
Total nonaccrual loans considered impaired	2,727	7,026	15,152	15,335	17,470
Impaired loans still accruing interest	—	—	—	—	—
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	$2,727	$7,026	$15,152	$15,335	$17,470
CRE investment	$121	$71	$393	$393	$139
Construction & land development	1,917	17	19	44	46
Residential real estate owned	—	105	205	453	75
OREO	2,038	193	617	890	260
Total nonperforming assets	$4,765	$7,219	$15,769	$16,225	$17,730
Total restructured loans accruing	—	—	—	—	—
Ratios
Nonperforming loans to total loans	0.5%	1.3%	2.8%	3.0%	3.6%
Nonperforming assets to total loans plus OREO	0.88%	1.31%	2.89%	3.13%	3.66%
Nonperforming loans to total assets	0.40%	0.94%	2.36%	2.29%	2.56%
ALLL to nonperforming assets	158.24%	98.63%	41.16%	37.27%	33.69%
ALLL to total loans at end of year	1.39%	1.29%	1.19%	1.17%	1.23%

Table 10: Investment Securities Portfolio

	March 31, 2013			December 31, 2012
(in thousands)	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
State, county and municipals	$31,701	$32,742	54%	$31,642	$32,687	58%
Mortgage-backed securities	23,756	24,467	41%	19,876	20,668	37%
Equity securities	1,624	3,146	5%	1,624	2,546	5%
Total	$57,081	$60,355	100%	$53,142	$55,901	100%

At March 31, 2013 the total carrying value of investment securities was $60.4 million, up slightly from $55.9 million at December 31, 2012, and represented 8.8% and 7.5% of total assets at March 31, 2013 and December 31, 2012, respectively. Primarily due to weak investment returns, Nicolet has retained more specific high quality residential mortgages in its loan portfolio since early 2012, and excess liquidity was held in low rate cash accounts rather than committing funds to longer term investments in this low rate environment.

At March 31, 2013, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

In addition to securities available for sale, Nicolet had other investments of $5.2 million at March 31, 2013 and  December 31, 2012, consisting of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System), as well as equity investments in other private companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost. The investments in private companies have no quoted market prices, and are carried at cost less other than temporary impairment (“OTTI”) charges, if any. Nicolet’s management evaluates all these other investments periodically for impairment, considering financial condition and other available relevant information. There were no OTTI charges recorded in 2012 or year to date 2013.

Table 11: Investment Securities Portfolio Maturity Distribution

	As of March 31, 2013
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value Amount
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(in thousands)
State and county municipals (1)	$4,415	5.9%	$26,911	3.6%	$—	—%	$375	1.0%	$—	—%	$31,701	4.0%	$32,742
Mortgage-backed securities	—	—	—	—	—	—	—	—	23,756	2.6	23,756	2.6%	24,467
Equity securities	—	—	—	—	—	—	—	—	1,624	—	1,624	—	3,146
Total amortized cost	$4,415	5.9%	$26,911	3.6%	$—	—%	$375	1.0%	$25,380	2.6%	$57,081	3.4%	$60,355
Total fair value and carrying value	$4,482		$27,885		$—		$375		$27,613				$60,355

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Deposits

Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives.

Table 12: Deposits

	March 31, 2013		December 31, 2012
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$91,487	16.2%	$108,234	17.6%
Money market and NOW accounts	291,749	51.8%	322,507	52.3%
Savings	52,312	9.3%	46,907	7.6%
Time	127,650	22.7%	138,445	22.5%
Total	$563,198	100.0%	$616,093	100.0%

Total deposits were $563.2 million at March 31, 2013, down $52.9 million since December 31, 2012, mainly from a customary pattern historically seen between year ends and first quarter ends, and inclusive of a $15.6 million decline from brokered deposit runoff. On average for the quarter, total deposits were $593 million, an increase of $63 million over 2012 averages, which has been typical during the first quarter as seasonal deposits increase close to year end and decline to mid-year lows.   The mix of average deposits was impacted by a continued shift in customer preferences, predominantly away from time deposits.

Table 13: Average Deposits

	For the three months ended,
	March 31, 2013		March 31, 2012
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$90,181	15.2%	$74,336	14.0%
Money market and NOW accounts	319,912	53.9%	257,924	48.6%
Savings	49,748	8.4%	25,032	4.7%
Time	133,349	22.5%	173,354	32.7%
Total	$593,190	100.0%	$530,646	100.0%

Table 14: Maturity Distribution of Certificates of Deposit

(in thousands)	March 31, 2013
3 months or less	$12,861
Over 3 months through 6 months	16,333
Over 6 months through 12 months	40,663
Over 12 months	57,793

Total	$127,650

Other Funding Sources

Other funding sources, which include short-term and long-term borrowings, were $34.4 million and $45.4 million at March 31, 2013 and December 31, 2012, respectively. Short-term borrowings, consisting mainly of customer repurchase agreements, totaled $3.1 million at March 31, 2013 and $4.0 million at December 31, 2012. Long-term borrowings include a joint venture note and FHLB advances, totaling $25.1 million at March 31, 2013 compared to $35.2 million at December 31, 2012, attributable to scheduled principal payments on the joint venture note payable and repayment of $10 million of FHLB advances during first quarter 2013. Also included in long-term borrowings are the junior subordinated debentures of $6.2 million  issued in July 2004 in connection with the $6 million of trust preferred securities issued by Nicolet Bankshares Statutory Trust I (the “Statutory Trust”), bearing an 8% fixed rate. Nicolet has the right to redeem the debentures purchased by the Statutory Trust, in whole or in part, on or after July 15, 2009. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. The maturity date of the debenture, if not redeemed, is July 15, 2034.

Off-Balance Sheet Obligations

As of March 31, 2013 and December 31, 2012, Nicolet had the following commitments that did not appear on its balance sheet:

Table 15: Commitments

	March 31,	December 31,
	2013	2012
(in thousands)
Commitments to extend credit — Fixed and variable rate	$180,198	$178,676
Standby and irrevocable letters of credit-fixed rate	3,684	4,050

Contractual Obligations

Nicolet is party to various contractual obligations requiring the use of funds as part of its normal operations. Most of these obligations are routinely refinanced into similar replacement obligations. However, renewal of these obligations is dependent on its ability to offer competitive interest rates, liquidity needs, or availability of collateral for pledging purposes supporting the long-term advances.

At the completion of the construction of Nicolet’s headquarters building in 2005 and as part of a joint venture investment related to the building, Nicolet and the other joint venture partners guaranteed a joint venture note to finance certain costs of the building. This note is secured by the building, bears a fixed rate of 5.81% and requires monthly principal and interest payments until its maturity on June 1, 2016. The balance of this joint venture note was $10.1 million and $10.2 million as of March 31, 2013 and December 31, 2012, respectively.

Liquidity and Interest Rate Sensitivity

Liquidity management refers to the ability to ensure that cash is available in a timely and cost-effective manner to meet cash flow requirements of depositors and borrowers and to meet other commitments as they fall due, including the ability to pay dividends to shareholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements.

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, investment securities sales, and sales of brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Approximately $7.1 million of the $60.3 million investment securities portfolio on hand at March 31, 2013 was pledged to secure public deposits, short-term borrowings, repurchase agreements and for other purposes as required by law. Other funding sources available include short-term borrowings, federal funds purchased, and long-term borrowings.

Cash and cash equivalents at March 31, 2013 and December 31, 2012 were approximately $28 million and $82 million, respectively. The increased cash and cash equivalents at year end compared to historical levels were predominantly due to strong customer deposit growth outpacing the loan demand.  These levels returned to more historical levels at March 31, 2013.  Nicolet’s liquidity resources were sufficient as of March 31, 2013 to fund loans and to meet other cash needs as necessary.

Interest Rate Sensitivity Gap Analysis

Table 16 represents a schedule of Nicolet’s assets and liabilities repricing over various time intervals. The primary market risk faced by Nicolet is interest rate risk. The static gap analysis starts with contractual repricing information for assets, liabilities, and off-balance sheet instruments. These items are then combined with repricing estimations for administered rate (interest-bearing demand deposits, savings, and money market accounts) and non-rate related products (demand deposit accounts, other assets, and other liabilities) to create a baseline repricing balance sheet. In addition to the contractual information, residential mortgage whole loan products and mortgage-backed securities are adjusted based on industry estimates of prepayment speeds that capture the expected prepayment of principal above the contractual amount based on how far away the contractual coupon is from market coupon rates. At the indicated time intervals the cumulative maturity gap was within Nicolet’s established guidelines of not greater than +25% or -25%.

Table 16: Interest Rate Sensitivity Gap Analysis

	March 31, 2013
(in thousands)	0-90 Days	91-180 Days	181-365 Days	1-5 years	Beyond 5 Years	Total
Earning Assets:
Loans	$256,413	$31,753	$14,921	$174,658	$56,839	$534,584
Securities at fair value	3,552	3,947	2,227	28,247	22,382	60,355
Other earnings assets	27,003	—	—	—	5,229	32,232
Total	$286,968	$35,700	$17,148	$202,905	$84,450	$627,171

Cumulative rate sensitive assets	$286,968	$322,668	$339,816	$542,721	$627,171

Interest-bearing liabilities
Interest bearing deposits (1)	$264,924	$28,851	$28,341	$57,816	$91,779	$471,711
Borrowings	3,382	505	252	19,039	5,048	28,226
Subordinated debentures	720	1,484	765	3,216	—	6,185
Total	$269,026	$30,840	$29,358	$80,071	$96,827	$506,122

Cumulative interest sensitive liabilities	$269,026	$299,866	$329,224	$409,295	$506,122

Interest sensitivity gap	$17,942	$4,860	$(12,210)	$122,834	$(12,377)

Cumulative interest sensitivity gap	$17,942	$22,802	$10,592	$133,426	$121,049
Cumulative ratio of rate sensitive assets to rate sensitive liabilities	107%	108%	103%	133%	124%

(1)
The interest rate sensitivity assumptions for savings accounts, money market accounts, and interest-bearing demand deposits accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in the “1-5 Years” and “Beyond 5 Years” categories.

In order to limit exposure to interest rate risk, management monitors the liquidity and gap analysis on a monthly basis and adjust pricing, term and product offerings when necessary to stay within applicable guidelines and maximize the effectiveness of asset/liability management.

Along with the static gap analysis, Nicolet’s management also estimates the effect a gradual change and a sudden change in interest rates could have on expected net interest income through income simulation. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, and 300 bps or decreasing 100, 200 and 300 bps. All rates are increased or decreased parallel to the change in prime rate. The simulation assumes a static mix of assets and liabilities. As a result of the simulation, over a 12-month time period ending March 31, 2013, net interest income was estimated to decrease 2.77% if rates increase 100 bps, and was estimated to decrease 2.61% in a 100 bps declining rate environment assumption.  These results are in line with Nicolet’s relatively neutral interest rate sensitivity position, relatively short loan maturities and level of variable rate loans with interest floors; however, as rates remain low and asset maturities extend while deposit maturities contract, this position is beginning to become more liability-sensitive.  These results are based solely on the modeled changes in the market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, changes in spreads between key market rates, or changes in consumer or business behavior. These results also do not include any management action to mitigate potential income variances within the modeled process. The simulation results are one indicator of interest rate risk, and actual net interest income is largely impacted by the allocation of assets, liabilities and product mix. Nicolet’s management continually reviews its interest rate risk position through the Asset/Liability Committee process, and such Committee reports to the full board of directors on a monthly basis.

Capital

Nicolet’s management regularly reviews the adequacy of its capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. Nicolet’s management actively reviews capital strategies in light of perceived business risks associated with current and prospective earning levels, liquidity, asset quality, economic conditions in the markets served, and level of dividends available to shareholders. Nicolet’s management intends to maintain an optimal capital and leverage mix for growth and for shareholder return.

In December 2008, through a private placement of common stock, Nicolet raised $9,500 in capital. On December 23, 2008, under TARP, Nicolet received $14,964 from the Treasury for the issuance of 14,964 shares of senior preferred stock with $1,000 per share liquidation value (bearing a 5% dividend for the first five years and 9% thereafter) and an additional 748 shares of senior preferred stock with $1,000 per share liquidation value (bearing a 9% dividend) following the Treasury’s immediate exercise of preferred stock warrants. The initial $848 discount recorded on preferred stock that resulted from allocating a portion of the proceeds to the warrants is accreted directly to retained earnings over a five-year period on a straight-line basis.

While the TARP preferred stock was outstanding, Nicolet was subject to various restrictions governed by the executed documents with the Treasury, and by related governmental enactments. Such restrictions included: a) Treasury approval required for any increase in common dividends per share and for any repurchase of outstanding common stock; b) TARP dividends on Nicolet’s TARP preferred stock required to be paid in full before dividends could be paid to common shareholders; c) no tax deduction to Nicolet for any senior executive officer whose compensation was above $500; and d) additional restrictions and compliance requirements on executive compensation.

On September 1, 2011, after appropriate regulatory approvals, Nicolet effectively redeemed all the senior preferred stock under TARP, paying the Treasury $15,712 and accelerating the accretion of the remaining discount of $396 against retained earnings. Such redemption was in connection with Nicolet’s participation in the Treasury’s SBLF described below. The SBLF is a program separate and distinct from TARP, and thus, among other things, the restrictions noted above under TARP or related government enactments were no longer applicable to Nicolet.

The SBLF is a Treasury program made available to community banks, designed to boost lending to small businesses by providing participating banks with capital and liquidity. In particular, the SBLF program targets commercial, industrial, owner-occupied real-estate and agricultural-based lending to qualifying small businesses, which include businesses with less than $50 million in revenue, and promotes outreach to women-owned, veteran-owned and minority-owned businesses.

On September 1, 2011, under the SBLF, Nicolet received $24,400 from the Treasury for the issuance of 24,400 shares of Non-Cumulative Perpetual Preferred Stock, Series C, with $1,000 per share liquidation value. The annual dividend rate upon funding and for the following nine calendar quarters is 5%, unless there is growth in qualifying small business loans outstanding over a baseline which could reduce the rate to as low as 1% (as determined under the terms of the Securities Purchase Agreement (the “Agreement”)), adjusted quarterly. The dividend rate is fixed for the tenth quarter after funding through the end of the first four and one-half years at 7% (unless fixed at a lower rate given increased lending as similarly described above); and finally the dividend rate is fixed at 9% after four and one-half years if the preferred stock is not repaid. Nicolet’s weighted average dividend rate for 2012 and for 2011 (since funding) was 5%. Under the terms of the Agreement, Nicolet is required to provide various information, certifications, and reporting to the Treasury. At December 31, 2012, Nicolet believes it was in compliance with the requirements set by the Treasury in the Agreement. The preferred stock (under TARP or SBLF) qualifies as Tier 1 capital for regulatory purposes.

A summary of Nicolet’s and Nicolet National Bank’s regulatory capital amounts and ratios as of March 31, 2013 and December 31, 2012 are presented in the following table.

Table 17: Capital

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of March 31, 2013:
Nicolet
Total capital	$86,441	15.7%	$44,049	8.0%	N/A	N/A
Tier I capital	79,550	14.4%	22,025	4.0%	N/A	N/A
Leverage	79,550	11.2%	28,449	4.0%	N/A	N/A

Nicolet National Bank
Total capital	$78,500	14.6%	$42,953	8.0%	$53,691	10.0%
Tier I capital	71,788	13.4%	21,476	4.0%	32,214	6.0%
Leverage	71,788	10.3%	27,829	4.0%	34,786	5.0%

As of December 31, 2012:
Nicolet
Total capital	$85,738	15.2%	$45,098	8.0%	N/A	N/A
Tier I capital	78,691	14.0%	22,549	4.0%	N/A	N/A
Leverage	78,691	11.0%	28,622	4.0%	N/A	N/A

Nicolet National Bank
Total capital	$77,500	14.1%	$43,984	8.0%	$54,981	10.0%
Tier I capital	70,624	12.8%	21,992	4.0%	32,988	6.0%
Leverage	70,624	10.1%	27,916	4.0%	34,895	5.0%

(1)
The total capital ratio is defined as tier1 capital plus tier 2 capital divided by total risk-weighted assets. The tier 1 capital ratio is defined as tier1 capital divided by total risk-weighted assets. The leverage ratio is defined as tier1 capital divided by the most recent quarter’s average total assets.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our Chief Executive Officer and President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term in Rule 13a-15(e) and 15d-15(e) under the Exchange Act pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of such evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We and our subsidiaries may be involved from time to time in various routine legal proceedings incidental to our respective businesses.  Neither we nor any of our subsidiaries are currently engaged in any legal proceedings that are expected to have a material adverse effect on our results of operations or financial position.

ITEM 1A.  RISK FACTORS

Not applicable for smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the month of January 2013, Nicolet issued 5,000 shares of common stock at a weighted average exercise price of $12.50 per common share, for an aggregate exercise price of $62,500 to its employees upon their exercise of outstanding stock options pursuant to the exemption from registration provided by Rule 701 under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of CEO Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2*	Certification of CFO Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text.

*Indicates information that is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

May 13, 2013	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

May 13, 2013	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer