Form 10-Q
period 2013-06-30
NICOLET BANKSHARES INC
filed 2013-08-12
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to___________

Commission file number 333-90052
NICOLET BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN (State or other jurisdiction of incorporation or organization)	47-0871001 (I.R.S. Employer Identification No.)
111 North Washington Street Green Bay, Wisconsin 54301 (920) 430-1400 (Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 5, 2013 there were 4,227,622 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION		PAGE

	Item 1.	Financial Statements:

		Consolidated Balance Sheets
		June 30, 2013 (unaudited) and December 31, 2012	3

		Consolidated Statements of Income
		Three Months and Six Months Ended June 30, 2013 and 2012 (unaudited)	4

		Consolidated Statements of Comprehensive Income
		Three Months and Six Months Ended June 30, 2013 and 2012 (unaudited)	5

		Consolidated Statement of Changes in Stockholders’ Equity
		Six Months Ended June 30, 2013 (unaudited)	6

		Consolidated Statements of Cash Flows
		Six Months Ended June 30, 2013 and 2012 (unaudited)	7

		Notes to Consolidated Financial Statements	8-26

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-50

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

	Item 4.	Controls and Procedures	51

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	51

	Item 1A.	Risk Factors	51

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

	Item 3.	Defaults Upon Senior Securities	51

	Item 4.	Mine Safety Disclosures	51

	Item 5.	Other Information	51

	Item 6.	Exhibits	52

		Signatures	52

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
Assets
Cash and due from banks	$7,511	$26,988
Interest-earning deposits	27,998	54,516
Federal funds sold	637	499
Cash and cash equivalents	36,146	82,003
Certificates of deposit in other banks	1,960	-
Securities available for sale (“AFS”)	129,988	55,901
Other investments	7,531	5,221
Loans held for sale	3,142	7,323
Loans	840,546	552,601
Allowance for loan losses	(7,658)	(7,120)
Loans, net	832,888	545,481
Premises and equipment, net	29,224	19,602
Bank owned life insurance	23,352	18,697
Accrued interest receivable and other assets	24,209	11,027
Total assets	$1,088,440	$745,255
Liabilities and Stockholders’ Equity
Liabilities:
Demand	$150,460	$108,234
Money market and NOW accounts	387,378	322,507
Savings	90,201	46,907
Time	280,044	138,445
Total deposits	908,083	616,093
Short-term borrowings	33,231	4,035
Notes payable	25,040	35,155
Junior subordinated debentures	12,029	6,186
Accrued interest payable and other liabilities	8,730	6,408
Total liabilities	987,113	667,877

Stockholders’ Equity:
Preferred equity	24,400	24,400
Common stock	42	34
Additional paid-in capital	49,147	36,243
Retained earnings	26,575	14,973
Accumulated other comprehensive income (“AOCI”)	1,140	1,683
Total Nicolet Bankshares Inc. stockholders’ equity	101,304	77,333
Noncontrolling interest	23	45
Total stockholders’ equity and noncontrolling interest	101,327	77,378

Total liabilities, noncontrolling interest and stockholders’ equity	$1,088,440	$745,255

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued	24,400	24,400
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	4,227,622	3,425,413
Common shares issued	4,279,745	3,479,888

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Loans, including loan fees	$9,828	$6,530	$16,609	$12,986
Investment securities:
Taxable	278	157	405	319
Non-taxable	187	205	360	419
Other interest income	65	51	145	123
Total interest income	10,358	6,943	17,519	13,847
Interest expense:
Money market and NOW accounts	463	398	977	804
Savings and time deposits	562	747	1,049	1,713
Short term borrowings	6	1	7	2
Junior subordinated debentures	165	125	289	250
Notes payable	344	338	627	675
Total interest expense	1,540	1,609	2,949	3,444
Net interest income	8,818	5,334	14,570	10,403
Provision for loan losses	975	1,125	1,950	2,375
Net interest income after provision for loan losses	7,843	4,209	12,620	8,028
Noninterest income:
Service charges on deposit accounts	470	280	754	567
Trust services fee income	1,074	724	1,876	1,454
Mortgage income	714	671	1,586	1,408
Brokerage fee income	115	81	217	165
Gain on sale of assets, net	45	237	49	383
Bank owned life insurance	212	183	381	336
Rent income	274	240	524	480
Investment advisory fees	76	85	162	171
Bargain purchase gain	10,435	-	10,435	-
Other	351	176	538	337
Total noninterest income	13,766	2,677	16,522	5,301
Noninterest expense:
Salaries and employee benefits	5,555	3,393	9,114	6,666
Occupancy, equipment and office	1,466	1,102	2,570	2,241
Business development and marketing	473	352	898	697
Data processing	572	410	995	812
FDIC assessments	130	138	240	274
Core deposit intangible amortization	286	168	434	336
Other	1,104	446	1,675	768
Total noninterest expense	9,586	6,009	15,926	11,794

Income before income tax expense	12,023	877	13,216	1,535
Income tax expense	547	232	966	375
Net income	11,476	645	12,250	1,160
Less: Net income attributable to noncontrolling interest	19	13	38	26
Net income attributable to Nicolet Bankshares, Inc.	11,457	632	12,212	1,134
Less: Preferred stock dividends and discount accretion	305	305	610	610
Net income available to common shareholders	$11,152	$327	$11,602	$524

Basic earnings per common share	$2.79	$0.09	$3.12	$0.16
Diluted earnings per common share	$2.78	$0.09	$3.11	$0.16
Weighted average common shares outstanding:
Basic	3,999,732	3,452,209	3,717,627	3,466,282
Diluted	4,008,426	3,463,137	3,728,599	3,481,791

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$11,476	$645	$12,250	$1,160
Other comprehensive income, net of tax:
Securities available for sale:
Net unrealized holding gains/(losses) arising during the period	(1,645)	119	(1,130)	633
Less: reclassification adjustment for net (gains)/losses realized in net income	239	(232)	239	(440)
Net unrealized gains/losses on securities before tax expense	(1,406)	(113)	(891)	193
Income tax expense/(benefit)	549	39	348	(65)
Total other comprehensive income	(857)	(74)	(543)	128
Comprehensive income	$10,619	$571	$11,707	$1,288

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2012	$24,400	$34	$36,243	$14,973	$1,683	$45	$77,378
Comprehensive income	-	-	-	12,212	(543)	38	11,707
Stock compensation expense	-	-	342	-	-	-	342
Exercise of stock options	-	-	206	-	-	-	206
Purchase and retirement of common stock	-	-	(63)	-	-	-	(63)
Common stock issued, net of capitalized issuance costs of $401	-	8	12,419	-	-	-	12,427
Preferred stock dividends	-	-	-	(610)	-	-	(610)
Distribution from noncontrolling interest	-	-	-	-	-	(60)	(60)
Balance, June 30, 2013	$24,400	$42	$49,147	$26,575	$1,140	$23	$101,327

See accompanying notes to consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$12,250	$1,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,985	1,233
Provision for loan losses	1,950	2,375
Increase in cash surrender value of life insurance	(381)	(336)
Stock compensation expense	342	241
Gain on sale of assets, net	(49)	(383)
Gain on sale of loans held for sale, net	(1,586)	(1,408)
Proceeds from sale of loans held for sale	95,965	90,266
Origination of loans held for sale	(90,198)	(81,727)
Bargain purchase gain	(10,435)	-
Net change in:
Accrued interest receivable and other assets	366	256
Accrued interest payable and other liabilities	1,354	2,489
Net cash provided by operating activities	11,563	14,166
Cash Flows From Investing Activities:
Net decrease in certificates of deposit in other banks	-	248
Net increase in loans	(19,689)	(47,901)
Purchases of securities available for sale	(8,711)	(11,830)
Proceeds from sales of securities available for sale	43,945	5,415
Proceeds from calls and maturities of securities available for sale	8,089	3,692
Purchase of other investments	(8)	(2)
Purchase of bank owned life insurance	-	(3,750)
Purchase of premises and equipment	(1,246)	(1,632)
Proceeds from sale of other real estate and other assets	993	877
Net cash received in business combination	13,898	-
Net cash provided (used) by investing activities	37,271	(54,883)
Cash Flows From Financing Activities:
Net decrease in deposits	(54,152)	(11,641)
Net change in short term borrowings	3,091	(2,451)
Proceeds from notes payable	-	3,800
Repayments of notes payable	(45,809)	(108)
Purchase of common stock	(63)	(814)
Stock issuance costs	(401)	-
Issuance of common stock	3,107	-
Proceeds from exercise of common stock options	206	-
Noncontrolling interest in joint venture	(60)	(100)
Cash dividends paid on preferred stock	(610)	(610)
Net cash used by financing activities	(94,691)	(11,924)
Net decrease in cash and cash equivalents	(45,857)	(52,641)
Cash and cash equivalents:
Beginning	$82,003	$92,129
Ending	$36,146	$39,488
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,241	$3,477
Cash paid for taxes	1,018	726
Transfer of loans to other real estate owned	2,116	1,169
Acquisition:
Fair value of assets acquired	435,692	-
Fair value of liabilities assumed	415,067	-
Net assets acquired	20,625	-
See accompanying notes to consolidated financial statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Nicolet Bankshares, Inc. (the “Company”) and its subsidiaries, consolidated balance sheets, and statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the periods presented, and all such adjustments are of a normal recurring nature.  All material intercompany transactions and balances are eliminated.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

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

The following information related to critical accounting policies has been expanded within this document to include the discussion on policies which were impacted by the acquisition.

Business Combinations and Method of Accounting for Loans Acquired

The Company accounts for its acquisitions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets and liabilities acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date because the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements and Disclosures. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

Acquired loans are recorded at their estimated fair value at the acquisition date, and are initially classified as either purchase credit impaired (“PCI”) loans (i.e. loans that reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments) or purchased non-impaired loans. PCI loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.  The Company estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted.   These credit discounts (“nonaccretable marks”) are included in the determination of initial fair value for acquired loans; therefore, an allowance for loan losses is not recorded at the acquisition date. Differences between the estimated fair values and expected cash flows of acquired loans at the acquisition date that are not credit-based (“accretable marks”) are subsequently accreted to interest income over the estimated life of the loans using a method that approximates a level yield method if the timing and amount of the future cash flows is reasonably estimable.

Subsequent to the acquisition date for PCI loans, increases in cash flows over those expected at the acquisition date are recognized prospectively as interest income. Decreases in expected cash flows after the acquisition date are recognized through the provision for loan losses.

Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for under this guidance. All fair value discounts on acquired loans were deemed to be credit related at acquisition in the Mid-Wisconsin merger.  The nonaccretable difference represents cash flows not expected to be collected. Subsequently, based on re-evaluation of cash flows and facts available, some nonaccretable differences may be reclassified to accretable.

Allowance for loan losses

The allowance for loan and lease losses related to PCI loans is based on an analysis that is performed each period to estimate the expected cash flows for each loan deemed PCI. To the extent that the expected cash flows of a PCI loan have decreased since the acquisition date, the Company establishes or increases the allowance for loan losses.

For acquired loans that are not deemed credit impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans.  The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the economic life of the loans.

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities that will result in taxable or deductible amounts in future years. These temporary differences are multiplied by the enacted income tax rate expected to be in effect when the taxes become payable or receivable. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced, if necessary, by the amount of such benefits that are not expected to be realized based on available evidence.  At acquisition, deferred taxes were evaluated in respect to the acquired assets and assumed liabilities (including the acquired net operating losses), and a net deferred tax asset was recorded.  Certain limitations within the provisions of the tax code are placed on the amount of net operating losses which can be utilized as part of acquisition accounting rules and were incorporated into the calculation of the deferred tax asset.  In addition, a portion of the fair market value discounts on PCI loans which resolve in the first twelve months after the acquisition may be disallowed under provisions of the tax code.

Note 2 – Acquisition

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

The purpose of the merger was for strategic reasons beneficial to the Company. The acquisition is consistent with its growth plans to build a community bank of sufficient size to flourish in various economic environments, serve its expanded customer base with a wide variety of products and services, and effectively and efficiently meet growing regulatory compliance and capital requirements.  The Company believes it is well-positioned to achieve stronger financial performance and enhance shareholder value through synergies of the combined operations.

Pursuant to the terms of the Merger Agreement, the outstanding shares of Mid-Wisconsin common stock, other than dissenting shares as defined in the merger agreement, were converted into the right to receive 0.3727 shares of Company common stock (and in lieu of any fractional share of Company common stock, $16.50 in cash) per share of Mid-Wisconsin common stock or, for record holders of 200 or fewer shares of Mid-Wisconsin common stock, $6.15 in cash per share of Mid-Wisconsin common stock.  As a result, the total value of the consideration to Mid-Wisconsin shareholders was $10.2 million, consisting of $0.5 million in cash and 589,159 shares of the Company’s common stock. The Company’s common stock was valued at $16.50 per share, which was the value assigned in the merger agreement and considered to be the fair value of the stock on the date of the acquisition.  Concurrently with the merger, the Company also closed a private placement of 174,016 shares of its common stock at an offering price of $16.50 per share, for an aggregate of $2.9 million in proceeds.    Approximately $401,000 in direct stock issuance costs for the merger and private placement were incurred and charged against additional paid in capital.

The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Mid-Wisconsin prior to the consummation date were not included in the accompanying consolidated financial statements.  The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of core deposit intangibles, securities, premises and equipment, loans, OREO, deposits, debt and deferred taxes with the assistance of third party valuations, appraisals, and third party advisors.  The estimated fair values will be subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period of approximately one year from consummation.

The fair value of the assets acquired and liabilities assumed on April 26, 2013 was as follows:

(in millions)	As recorded by Mid-Wisconsin	Fair Value Adjustments		As recorded by Nicolet
Cash, cash equivalents and securities available for sale	$134	$(1)		$133
Loans,net	284	(12)		272
Other real estate owned	5	(3)		2
Core deposit intangible	-	4		4
Premises, equipment, and other assets	17	7	(1)	24
Total assets acquired	$440	$(5)		$435

Deposits	$345	$1		$346
Junior subordinated debentures, borrowings and other liabilities	72	(3)	(2)	69
Total liabilities acquired	$417	$(2)		$415

Excess of assets acquired over liabilities acquired	$23	$(3)		$20
Less: purchase price				$10
Bargain purchase gain				$10

(1) Includes premises and equipment adjustment of $2 million and deferred tax asset of $5 million.
(2) Includes borrowings adjustment increase of $2 million and subordinated debentures adjustment decrease of $5 million.

The following unaudited pro forma information presents the results of operations for three months ended and six months ended June 30, 2013 and 2012, as if the acquisition had occurred January 1 of each year. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.  These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(in thousands)
Total revenues, net of interest expense	$23,709	$12,581	$36,681	$24,911
Net income	10,599	(539)	11,247	(240)

Note 3 – Earnings per Common Share

Basic earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards (outstanding stock options and unvested restricted stock), if any.  Presented below are the calculations for basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(In thousands except per share data)
Net income, net of noncontrolling interest	$11,457	$632	$12,212	$1,134
Less: preferred stock dividends	305	305	610	610
Net income available to common shareholders	$11,152	$327	$11,602	$524
Weighted average common shares outstanding	4,000	3,452	3,718	3,466
Effect of dilutive stock instruments	8	11	11	16
Diluted weighted average common shares outstanding	4,008	3,463	3,729	3,482
Basic earnings per common share*	$2.79	$0.09	$3.12	$0.16
Diluted earnings per common share*	$2.78	$0.09	$3.11	$0.16

*Cumulative quarterly per share performance may not equal annual per share totals due to the effects of the amount and timing of capital increases. When computing earnings per share for an interim period, the denominator is based on the weighted-average shares outstanding during the interim period, and not on an annualized weighted-average basis.  Accordingly, the sum of the quarters’ earnings per share data will not necessarily equal the year to date earnings per share data.

Note 4 – Stock-based compensation

Activity of the Company’s Stock Incentive Plans is summarized in the following tables:

Stock Options	Weighted- Average Fair Value of Options Granted	Option Shares Outstanding	Weighted- Average Exercise Price	Exercisable Shares
Balance – December 31, 2011		702,907	$17.78	533,074
Granted	$4.87	184,625	16.50
Exercise of stock options		(25,750)	12.50
Forfeited		(36,250)	16.84
Balance – December 31, 2012		825,532	17.70	548,623
Granted	-	-	-
Exercise of stock options		(15,625)	13.20
Forfeited		(3,000)	12.50
Balance – June 30, 2013		806,907	$17.80	567,985

Options outstanding at June 30, 2013 are exercisable at option prices ranging from $12.50 to $26.00.  There are 363,583 options outstanding in the range from $12.50 - $17.00, 396,824 options outstanding in the range from $17.01 - $22.00, and 46,500 options outstanding in the range from $22.01 - $26.00.  The exercisable options have a weighted average remaining contractual life of approximately 5 years as of June 30, 2013.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options.  The total intrinsic value of options exercised in the first six months of 2013, and full year of  2012 was approximately $48,000, and $103,000, respectively. The weighted average exercise price of stock options exercisable at June 30, 2013 was $18.22.

Note 4 – Stock-based compensation, continued

Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Shares Outstanding
Balance – December 31, 2011	$-	-
Granted	16.50	54,725
Vested	-	-
Forfeited	16.50	(250)
Balance – December 31, 2012	16.50	54,475
Granted	16.50	10,606
Vested *	16.50	(12,958)
Forfeited	-	-
Balance – June 30, 2013	$16.50	52,123

*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statuatory withholding rate, and 3,812 shares were surrendered accordingly during the six months ended June 30, 2013.

The Company recognized approximately $342,000 and $241,000 of stock-based employee compensation expense during the six months ended June 30, 2013 and 2012, respectively, associated with its stock equity awards.  As of June 30, 2013, there was approximately $1.7 million of unrecognized compensation cost related to equity award grants.  The cost is expected to be recognized over the weighted average remaining vesting period of approximately five years.

Note 5- Securities Available for Sale

Amortized costs and fair values of securities available for sale are summarized as follows:

	June 30, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$1,000	$1	$-	$1,001
State, county and municipals	51,741	1,159	560	52,340
Mortgage-backed securities	73,581	594	912	73,263
Corporate debt securities	220	-	-	220
Equity securities	1,576	1,588	-	3,164
	$128,118	$3,342	$1,472	$129,988

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
State, county and municipals	$31,642	$1,079	$34	$32,687
Mortgage-backed securities	19,876	803	11	20,668
Equity securities	1,624	922	-	2,546
	$53,142	$2,804	$45	$55,901

Note 5- Securities Available for Sale, continued

The following table represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$20,356	$560	$-	$-	$20,356	$560
Mortgage-backed securities	47,157	912	-	-	47,157	912
	$67,513	$1,472	$-	$-	$67,513	$1,472

	December 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$4,250	$34	$-	$-	$4,250	$34
Mortgage-backed securities	3,507	11	-	-	3,507	11
	$7,757	$45	$-	$-	$7,757	$45

As of June 30, 2013 the Company does not consider securities with unrealized losses to be other-than-temporarily impaired.  The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities to maturity.  There were no other-than-temporary impairments charged to earnings during the three and six month periods ending June 30, 2013 or 2012.

The amortized cost and fair values of securities available for sale at June 30, 2013 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Fair values of securities are estimated based on financial models or prices paid for the same or similar securities.  It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	June 30, 2013
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$5,263	$5,320
Due in one year through five years	38,268	39,124
Due after five years through ten years	8,835	8,522
Due after ten years	595	595
	52,961	53,561
Mortgage-backed securities	73,581	73,263
Equity securities	1,576	3,164
Securities available for sale	$128,118	$129,988

Proceeds from sales of securities available for sale during the first six months of 2013 and 2012 were approximately $43.9 million and $5.4 million respectively.  Net gains of approximately $239,000 and $440,000 were realized on sales of securities during the first six months of 2013 and 2012.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality

The loan composition as of June 30, 2013 and December 31, 2012 is summarized as follows.

	2013		2012
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$245,856	29.3%	$197,301	35.7%
Agricultural production	13,114	1.6	215	0.1
Owner-occupied commercial real estate (“CRE”)	181,101	21.5	106,888	19.3
Agricultural real estate	38,983	4.6	11,354	2.1
CRE investment	117,264	14.0	76,618	13.9
Construction & land development	37,754	4.5	21,791	3.9
Residential construction	10,288	1.2	7,957	1.4
Residential first mortgage	141,255	16.8	85,588	15.5
Residential junior mortgage	48,929	5.8	39,352	7.1
Retail & other	6,002	0.7	5,537	1.0
Loans	840,546	100.0%	552,601	100.0%
Less allowance for loan losses	7,658		7,120
Loans, net	$832,888		$545,481
Allowance for loan losses to loans	0.91%		1.29%

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

The allocation methodology used by the Company includes specific allocations for impaired loans evaluated individually for impairment based on collateral values and for the remaining loan portfolio collectively evaluated for impairment primarily based on historical loss rates and other qualitative factors.  Loan charge-offs and recoveries are based on actual amounts charged-off or recovered by loan category.  Management allocates the ALLL by pools of risk within each loan portfolio.  Due to the short period of time since the acquisition and consistent with acquisition accounting rules, no ALLL has been recorded on acquired loans at June 30, 2013.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment based on the impairment method for the periods indicated:

	Six Months ended June 30, 2013
(in thousands) ALLL:	Commercial & industrial	Agricultural production	Owner- occupied CRE	Agricultural real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,969	$-	$1,069	$-	$337	$2,580	$137	$685	$312	$31	$7,120
Provision	170	5	259	12	485	802	36	128	57	(4)	1,950
Charge-offs	(475)	-	(113)	-	(639)	(36)	-	(86)	(83)	(11)	(1,443)
Recoveries	21	-	2	-	-	-	-	6	1	1	31
Ending balance	$1,685	$5	$1,217	$12	$183	$3,346	$173	$733	$287	$17	$7,658
As percent of ALLL	22.0%	0.1%	15.9%	0.2%	2.4%	43.7%	2.3%	9.5%	3.7%	0.2%	100.0%

ALLL: Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
ALLL: PCI loans	-	-	-	-	-	-	-	-	-	-	-
Collectively evaluated	1,685	5	1,217	12	183	3,346	173	733	287	17	7,658
Ending balance	$1,685	$5	$1,217	$12	$183	$3,346	$173	$733	$287	$17	$7,658

Loans:
Individually evaluated	$3	$-	$1,800	$-	$688	$-	$-	$1,099	$-	$137	$3,727
PCI loans	1	22	1,746	611	4,858	790	-	2,295	257	-	10,580
Collectively evaluated	245,852	13,092	177,555	38,372	111,718	36,964	10,288	137,861	48,672	5,865	826,239
Total loans	$245,856	$13,114	$181,101	$38,983	$117,264	$37,754	$10,288	$141,255	$48,929	$6,002	$840,546

Less ALLL	$1,685	$5	$1,217	$12	$183	$3,346	$173	$733	$287	$17	$7,658
Net loans	$244,171	$13,109	$179,884	$38,971	$117,081	$34,408	$10,115	$140,522	$48,642	$5,985	$832,888

	Six Months ended June 30, 2012
(in thousands) ALLL:	Commercial & industrial	Agricultural production	Owner- occupied CRE	Agricultural real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,965	$-	$347	$-	$393	$2,035	$311	$405	$419	$24	$5,899
Provision	729	-	1,096	127	24	(67)	163	171	96	36	2,375
Charge-offs	(77)	-	(899)	(127)	(155)	(307)	(395)	(168)	(118)	(38)	(2,284)
Recoveries	30	-	8	-	-	5	-	7	4	1	55
Ending balance	$2,647	$-	$552	$-	$262	$1,666	$79	$415	$401	$23	$6,045
As percent of ALLL	43.8%	0.0%	9.1%	0.0%	4.3%	27.6%	1.3%	6.9%	6.6%	0.4%	100.0%

ALLL: Individually evaluated	$-	$-	$165	$-	$-	$-	$-	$-	$-	$-	$165
Collectively evaluated	2,647	-	387	-	262	1,666	79	415	401	23	5,880
Ending balance	$2,647	$-	$552	$-	$262	$1,666	$79	$415	$401	$23	$6,045

Loans:
Individually evaluated	$4,383	$-	$60	$34	$544	$8,527	$799	$797	$36	$151	$15,331
Collectively evaluated	194,645	183	115,110	1,247	62,313	16,085	5,162	62,359	38,046	6,511	501,661
Total loans	$199,028	$183	$115,170	$1,281	$62,857	$24,612	$5,961	$63,156	$38,082	$6,662	$516,992

Less ALLL	$2,647	$0	$552	$0	$262	$1,666	$79	$415	$401	$23	$6,045
Net loans	$196,381	$183	$114,618	$1,281	$62,595	$2,946	$5,882	$62,741	$37,681	$6,639	$510,947

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

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

The following table presents nonaccrual loans by portfolio segment as of June 30, 2013 and December 31, 2012.  The June 30, 2013 nonaccrual loans of $14.3 million include $10.6 million of loans acquired at fair value in the Mid-Wisconsin merger:

(in thousands)	2013	% to Total	2012	% to Total
Commercial & industrial	$4	-%	$784	11.2%
Agricultural production	22	0.2	-	-
Owner-occupied CRE	3,546	24.8	1,960	27.9
Agricultural real estate	611	4.3	-	-
CRE investment	5,546	38.8	-	-
Construction & land development	790	5.5	2,560	36.4
Residential construction	-	-	-	-
Residential first mortgage	3,394	23.7	1,580	22.5
Residential junior mortgage	257	1.8	-	-
Retail & other	137	0.9	142	2.0
Nonaccrual loans	$14,307	100.0%	$7,026	100.0%

The following tables present past due loans by portfolio segment:

	June 30, 2013
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non-accrual	Current	Total
Commercial & industrial	$23	$4	$245,829	$245,856
Agricultural production	7	22	13,085	13,114
Owner-occupied CRE	89	3,546	177,466	181,101
Agricultural real estate	87	611	38,285	38,983
CRE investment	634	5,546	111,084	117,264
Construction & land development	387	790	36,577	37,754
Residential construction	-	-	10,288	10,288
Residential first mortgage	661	3,394	137,200	141,255
Residential junior mortgage	69	257	48,603	48,929
Retail & other	8	137	5,857	6,002
Total loans	$1,965	$14,307	$824,274	$840,546
As a percent of total loans	0.2%	1.7%	98.1%	100.0%

	December 31, 2012
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$-	$784	$196,517	$197,301
Agricultural production	-	-	215	215
Owner-occupied CRE	-	1,960	104,928	106,888
Agricultural real estate	-	-	11,354	11,354
CRE investment	-	-	76,618	76,618
Construction & land development	-	2,560	19,231	21,791
Residential construction	-	-	7,957	7,957
Residential first mortgage	-	1,580	84,008	85,588
Residential junior mortgage	-	-	39,352	39,352
Retail & other	6	142	5,389	5,537
Total loans	$6	$7,026	$545,569	$552,601
As a percent of total loans	0.0%	1.3%	98.7%	100.0%

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

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

The following tables present loans by loan grade:

	June 30, 2013
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$231,391	$12,319	$700	$1,446	$-	$-	$245,856
Agricultural production	12,436	291	279	108	-	-	13,114
Owner-occupied CRE	163,633	6,545	4,607	6,316	-	-	181,101
Agricultural real estate	25,514	10,289	1,827	1,353	-	-	38,983
CRE investment	97,074	11,283	317	8,590	-	-	117,264
Construction & land development	28,061	2,416	859	6,418	-	-	37,754
Residential construction	8,906	-	-	1,382	-	-	10,288
Residential first mortgage	134,511	2,299	-	4,445	-	-	141,255
Residential junior mortgage	48,366	287	-	276	-	-	48,929
Retail & other	5,854	-	-	148	-	-	6,002
Total loans	$755,746	$45,729	$8,589	$30,482	$-	$-	$840,546
Percent of total	89.9%	5.5%	1.0%	3.6%	-	-	100%

	December 31, 2012
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$192,426	$1,969	$604	$2,517	$-	$-	$197,516
Owner-occupied CRE	96,313	16,502	1,832	3,595	-	-	118,242
CRE investment	66,358	8,545	-	1,715	-	-	76,618
Construction & land development	12,351	855	877	7,708	-	-	21,791
Residential construction	6,775	-	-	1,182	-	-	7,957
Residential first mortgage	82,914	1,094	-	1,580	-	-	85,588
Residential junior mortgage	38,582	199	249	322	-	-	39,352
Retail & other	5,537	-	-	-	-	-	5,537
Total loans	$501,256	$29,164	$3,562	$18,619	$-	$-	$552,601
Percent of total	90.7%	5.3%	0.6%	3.4%	-	-	100%

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

In determining the appropriateness of the allowance for loan losses, management includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and another component primarily based on other qualitative factors.  Impaired loans are individually assessed and are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present impaired loans as of the dates indicated:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2013
With no related allowance:
Commercial & industrial	$4	$5	$-	$9	$-
Agricultural production	22	62	-	36	4
Owner-occupied CRE	3,546	4,993	-	3,673	72
Agricultural real estate	611	619	-	524	15
CRE investment	5,546	7,967	-	5,558	255
Construction & land development	790	1,100	-	619	49
Residential construction	-	-	-	-	-
Residential first mortgage	3,394	4,313	-	3,206	157
Residential junior mortgage	257	275	-	263	15
Retail & Other	137	147	-	149	4
With a related allowance:			-
Commercial & industrial	$-	$-	$-	$-	$-
Agricultural production	-	-	-	-	-
Owner-occupied CRE	-	-	-	-	-
Agricultural real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development	-	-	-	-	-
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total:
Commercial & industrial	$4	$5	$-	$9	$-
Agricultural production	22	62	-	36	4
Owner-occupied CRE	3,546	4,993	-	3,673	72
Agricultural real estate	611	619	-	524	15
CRE investment	5,546	7,967	-	5,558	255
Construction & land development	790	1,100	-	619	49
Residential construction	-	-	-	-	-
Residential first mortgage	3,394	4,313	-	3,206	157
Residential junior mortgage	257	275	-	263	15
Retail & Other	137	147	-	149	4
Total	$14,307	$19,481	$-	$14,037	$571

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With no related allowance:
Commercial & industrial	$784	$1,287	$-	$3,015	$265
Owner-occupied CRE	1,960	1,960	-	636	95
CRE investment	-	-	-	439	-
Construction & land development	2,560	2,560	-	6,333	-
Residential construction	-	-	-	620	-
Residential first mortgage	1,580	1,696	-	1,298	88
Residential junior mortgage	-	-	-	58	-
Retail & Other	142	150	-	120	7
With a related allowance:			-
Commercial & industrial	$-	$-	$-	$177	$-
Owner-occupied CRE	-	-	-	162	-
CRE investment	-	-	-	-	-
Construction & land development.	-	-	-	-	-
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & other	-	-	-	-	-
Total:
Commercial & industrial	$784	$1,287	$-	$3,192	$265
Owner-occupied CRE	1,960	1,960	-	798	95
CRE investment	-	-	-	439	-
Construction & land development	2,560	2,560	-	6,333	-
Residential construction	-	-	-	620	-
Residential first mortgage	1,580	1,696	-	1,298	88
Residential junior mortgage	-	-	-	58	-
Retail & other	142	150	-	120	7
Total	$7,026	$7,653	$-	$12,858	$455

Troubled Debt Restructurings

At June 30, 2013, and December 31, 2012, there were no loans classified or reported as troubled debt restructurings.  There were no loans which were modified and classified as trouble debt restructurings at June 30, 2013.  There were no loans which were classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the six months ended June 30, 2013.  Loans which were considered troubled debt restructurings by Mid-Wisconsin prior to the acquisition are not required to be classified as troubled debt restructurings in the Company’s financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

Note 7- Other Real Estate Owned (“OREO”)

A summary of OREO, net of valuation allowances, for the periods indicated is as follows:

	Three Months ended		Six Months ended
(in thousands)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at beginning of period	$2,038	$260	$193	$641
Transfer of loans at net realizable value to OREO	166	744	2,116	1,123
Sale proceeds	(884)	(120)	(993)	(820)
Net gain (loss) from sale of OREO	284	6	288	(54)
Acquired balance, net	1,756	-	1,756	-
Balance at end of period	$3,360	$890	$3,360	$890

Note 8- Borrowings

At June 30, 2013 the Company had short-term borrowings maturing within twelve months consisting of Federal Home Loan Bank (“FHLB”) advances of $20.0 million and short term repurchase agreements of approximately $13.2 million.

The Company had the following long term notes payable:

(in thousands)	June 30, 2013	December 31, 2012
Joint Venture note	$10,040	$10,155
FHLB advances	15,000	25,000
Notes Payable	$25,040	$35,155

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

At June 30, 2013 and December 31, 2012, the Company’s fixed-rate FHLB advances totaled $15 million and $25 million, respectively, require interest-only monthly payments, and have maturities through August 2016.  The weighted average rate of FHLB advances was 2.45% and 2.87% at June 30, 2013 and December 31, 2012, respectively. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which totaled approximately $80.3 million and $54.2 million at June 30, 2013 and December 31, 2012, respectively.

The following table shows the maturity schedule of the notes payable as of June 30, 2013:

Years Ending December 31,	(in thousands)
2013	$118
2014	10,248
2015	262
2016	14,412
$25,040

Note 9 - Junior Subordinated Debentures

At June 30, 2013 the Company’s carrying value of junior subordinated debentures was $12.0 million. In July 2004 Nicolet Bankshares Statutory Trust I (the “Statutory Trust”), issued $6.0 million of guaranteed preferred beneficial interests (“trust preferred securities”) that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of the Statutory Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Statutory Trust to purchase $6.2 million of junior subordinated debentures of the Company, which pay an 8% fixed rate. Interest on these debentures is current. The debentures may be redeemed in part or in full, on or after July 15, 2009 at par plus any accrued but unpaid interest. The maturity date of the debenture, if not redeemed, is July 15, 2034.

As part of the Mid-Wisconsin acquisition, the Company assumed $10.3 million of junior subordinated debentures related to $10.0 million of issued trust preferred securities.  The trust preferred securities and the debentures mature on December 15, 2035 and have a floating rate of the three-month LIBOR plus 1.43% adjusted quarterly.  The debentures may be called at par in part or in full, on or after December 15, 2010 or within 120 days of certain events.  At acquisition the debentures were recorded at a fair value of $5.8 million, with the discount being accreted to interest expense over the remaining life of the debentures.  The carrying value of the trust preferred securities qualifies as Tier 1 capital.  Interest on these debentures is current.

Note 10 - Fair Value Measurements

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

The following table presents items measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Recurring Basis
	June 30, 2013
		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
U.S. government sponsored enterprises	$1,001	$-	$1,001	$-
State, county and municipals	52,340		51,965	375
Mortgage-backed securities	73,263	-	73,263	-
Corporate debt securities	220	-	-	220
Equity securities	3,164	3,164	-	-
Securities available for sale, June 30, 2013	$129,988	$3,164	$126,229	$595

	December 31, 2012
		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
State, county and municipals	$32,687	$-	$32,312	$375
Mortgage-backed securities	20,668	-	20,668	-
Equity securities	2,546	2,546	-	-
Securities available for sale, December 31, 2012	$55,901	$2,546	$52,980	$375

The following is a description of the valuation methodologies used by the Company for the items noted in the table above, including the general classification of such instruments in the fair value hierarchy. Where quoted market prices on securities exchanges are available, the investment is classified in Level 1 of the fair value hierarchy. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using pricing models (such as matrix pricing which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities), quoted market prices of securities with similar characteristic (adjusted for differences between the quoted instruments and the instrument being valued), or discounted cash flows, and are classified in Level 2 of the fair value hierarchy. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include auction rate securities available for sale (for which there has been no liquid market since 2008) and corporate debt securities.  At June 30, 2013 and December 31, 2012, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on receipt of par from refinances for the auction rate securities.

Note 10 - Fair Value Measurements, continued

The following table presents the Company’s collateral-dependent impaired loans and other real estate owned measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Nonrecurring Basis
	June 30, 2013
		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral-dependent impaired loans	$14,307	$-	$-	$14,307
Other real estate owned	3,360	-	-	3,360

	December 31, 2012
		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral-dependent impaired loans	$7,026	$-	$-	$7,026
Other real estate owned	193	-	-	193

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

Summarized below are the estimated fair values of the Company’s financial instruments at June 30, 2013 and December 31, 2012, along with the methods and assumptions used by the Company in estimating the fair value disclosures.

	June 30, 2013
	Carrying	Estimated	Fair Value Measurements Using
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3

Financial assets:
Cash and cash equivalents	$36,146	$36,146	$36,146	$-	$-
Certificates of deposit in other banks	1,960	2,005	-	-	2,005
Securities available for sale	129,988	129,988	3,164	126,229	595
Other investments	7,531	7,531	-	4,864	2,667
Loans held for sale	3,142	3,142	3,142	-	-
Loans, net	832,888	819,981	-	-	819,981
Bank owned life insurance	23,352	23,352	23,352	-	-

Financial liabilities:
Deposits	$908,083	$910,248	$-	$-	$910,248
Short-term borrowings	33,231	33,231	33,231	-	-
Notes payable	25,040	25,268	-	25,268	-
Junior subordinated debentures	12,029	11,617	-	-	11,617

Note 10 - Fair Value Measurements, continued

	December 31, 2012
	Carrying	Estimated	Fair Value Measurements Using
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$82,003	$82,003	$82,003	$-	$-
Securities available for sale	55,901	55,901	2,546	52,980	375
Other investments	5,221	5,221	-	3,243	1,978
Loans held for sale	7,323	7,323	7,323	-	-
Loans, net	545,481	540,887	-	-	540,887
Bank owned life insurance	18,697	18,697	18,697	-	-
Financial liabilities:
Deposits	$616,093	$617,677	$-	$-	$617,677
Short-term borrowings	4,035	4,035	4,035	-	-
Notes payable	35,155	36,017	-	36,017	-
Junior subordinated debentures	6,186	6,186	-	-	6,186

The following is a description of the valuation methodologies used for assets and liabilities which are either recorded or disclosed at fair value.

Cash and cash equivalents and certificates of deposit in other banks:  For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities available for sale and other investments:  Fair values for securities are based on quoted market prices on securities exchanges, when available, which is considered a Level 1 measurement.  If quoted market prices are not available, fair value is generally determined using pricing models widely used in the industry, quoted market prices of securities with similar characteristics, or discounted cash flows, which is considered a Level 2 measurement, and Level 3 was deemed appropriate for auction rate securities (for which there has been no liquid market since 2008) and corporate debt securities which include trust preferred security investments.  The corporate debt securities were acquired in the acquisition and valued based on discounted cash flows and the credit quality of the underlying issuer.    The fair value approximates the acquired cost at June 30, 2013.  For other investments, the carrying amount of Federal Reserve Bank and FHLB stock is a reasonably accepted fair value estimate given their restricted nature.  Fair value is the redeemable (carrying) value based on the redemption provisions of the instruments which is considered a Level 2 measurement.  The carrying amount of the remaining other investments (particularly common stocks of companies or other banks that are not publicly traded) approximates their fair value, determined primarily by analysis of company financial statements and recent capital issuances of the respective companies or banks, if any and represents a Level 3 measurement.

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

Note 10 - Fair Value Measurements, continued

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

Off-balance-sheet instruments:  The estimated fair value of letters of credit at June 30, 2013 and December 31, 2012 was insignificant.  Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2013 and December 31, 2012.

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

Note 11 - Subsequent Event

On August 9, 2013, Nicolet National Bank (the “Bank”) announced that it entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) to purchase certain assets and assume certain liabilities of a one-branch bank in Wausau, Wisconsin, effective immediately. Subject to final settlements, the Bank acquired approximately $29.9 million of the failed bank assets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Nicolet Bankshares, Inc.  is a bank holding company headquartered in Green Bay, Wisconsin, providing a diversified range of traditional banking and wealth management services to individuals and businesses in its market area through the 22 branch offices of its banking subsidiary, Nicolet National Bank, in northeastern and central Wisconsin and Menominee Michigan.

The primary revenue sources of Nicolet Bankshares, Inc. and its subsidiaries (“Nicolet”) are net interest income, representing interest income from loans and other interest earning assets such as investments, less interest expense on deposits and other borrowings, and noninterest income, including, among others, trust fees, secondary mortgage income and other fees or revenue from financial services provided to customers or ancillary to loans and deposits. Business volumes and pricing drive revenue potential and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth and competitive conditions within the marketplace.

At June 30, 2013, total assets were $1.1 billion and net income for the six months ended June 30, 2013 was $12.2 million.  Financial results as of June 30, 2013 and for the three and six months ended June 30, 2013, are largely impacted by the Company’s acquisition of Mid-Wisconsin Financial Services, Inc. (“Mid-Wisconsin”), consummated on April 26, 2013.  The eleven banking branches of Mid-Wisconsin opened as Nicolet National Bank on April 29, 2013. The transaction was accounted for under the acquisition method of accounting, and thus, the results of operations of Mid-Wisconsin prior to the consummation date were not included in the accompanying consolidated financial statements.  At acquisition, the transaction increased total assets by $435 million, total liabilities by $415 million, common equity by approximately $9.3 million, and resulted in a bargain purchase gain of $10.4 million during the second quarter of 2013.  The income statement also includes approximately $1.7 million of pre-tax, non-recurring merger related expenses tied to preparation for, consummation of and integration of Mid-Wisconsin into the Company.  Additionally, acquisition accounting requires assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition, which impacted various ratios, but most notably asset quality measures (as loans are recorded directly at their estimated fair value and no addition to the allowance for loan losses is recorded at consummation) and taxes.  For additional details, see “Note 2 – Acquisition”, Note 6 – Loans, Allowance for Loan Losses, and Credit Quality”, and Income Taxes within this document.

On November 28, 2012, Nicolet entered into a merger agreement with Mid-Wisconsin Financial Services, Inc. (“Mid-Wisconsin”), and initially filed a Registration Statement on Form S-4 (Regis. No. 333-186401) (the “Registration Statement”) with the Securities and Exchange Commission under the provisions of the Securities Act.  On March 26, 2013, the Registration Statement became effective and Nicolet became a public reporting company under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-Looking Statements

Statements made in this document and in documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Stockholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Nicolet’s control, include, but are not necessarily limited to the following:

●
operating, legal and regulatory risks, including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations promulgated thereunder, as well as the rules by the Federal bank regulatory agencies to implement the Basel III capital accord;

●	economic, political and competitive forces affecting Nicolet’s banking and wealth management businesses;
●	changes in interest rates, monetary policy and general economic conditions, which may impact Nicolet’s net interest income;
●	potential difficulties in integrating the operations of Nicolet and Mid-Wisconsin;
●	the risk that Nicolet’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and
●	other factors discussed under “Risk Factors” included in the Joint Proxy Statement-Prospectus contained in the Registration Statement.

These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements.  Nicolet specifically disclaims any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

Critical Accounting Policies

The consolidated financial statements of Nicolet Bankshares, Inc. and its subsidiaries are prepared in conformity with U.S. GAAP and follow general practices within the industry in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the valuation of loans acquired in the Mid-Wisconsin transaction, as well as the determination of the allowance for loan losses and income taxes and, therefore, are critical accounting policies.

Business Combinations and Valuation of Loans Acquired in Business Combination

We account for acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting.  Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities, where it was not possible to estimate the acquisition date fair value upon consummation. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the Day 1 Fair Values.

In particular, the valuation of acquired loans involves significant estimates, assumptions and judgment based on information available as of the acquisition date.  Substantially all loans acquired in the transaction are evaluated either individually or in pools of loans with similar characteristics; and since the estimated fair value of acquired loans includes a credit consideration, no carryover of any previously recorded allowance for loan losses is recorded at acquisition. A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.

In determining the Day 1 Fair Values of acquired loans, management calculates a non-accretable difference (the credit mark component of the acquired loans) and an accretable difference (the market rate or yield component of the acquired loans). The non-accretable difference is the difference between the undiscounted contractually required payments and the undiscounted cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, and nonaccretable difference which would have a positive impact on interest income.

The accretable yield on acquired loans is the difference between the expected cash flows and the initial investment in the acquired loans. The accretable yield is recognized into earnings using the effective yield method over the term of the loans. Management separately monitors the acquired loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values.

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

The following discussion is Nicolet management’s analysis of the consolidated financial condition as of June 30, 2013 and December 31, 2012 and results of operations for the three-month and six-month periods ended June 30, 2013 and 2012.  It should be read in conjunction with Nicolet’s audited consolidated financial statements as of December 31, 2012 and 2011, and for the three years ended December 31, 2012, included in the Registration Statement.

Performance Summary

Nicolet reported net income of $12.2 million for the six months ended June 30, 2013, compared to $1.2 million for the comparable period of 2012. Net income available to common shareholders for the six months of 2013 was $11.6 million, or $3.11 per diluted common share, compared to net income available to common shareholders of $0.5 million, or $0.16 per diluted common share, for the first six months of 2012.  Income statement results and average balances for 2013 include approximately two months of Mid-Wisconsin activity (as results of operations of Mid-Wisconsin prior to consummation are appropriately not included in the accompanying consolidated financial statements). Results from the first half 2013 included a bargain purchase gain of $10.4 million and pre-tax, non-recurring expenses of approximately $1.7 million specifically related to the consummation and integration of the Mid-Wisconsin transaction.

●
Net interest income was $14.6 million for the first six months of 2013, an increase of $4.2 million or 40% over the first six months of 2012.  The improvement was predominantly volume related, given the timing of the acquisition, but also favorably impacted by an increase in interest rate spread on higher average earning assets.  On a tax-equivalent basis, the net interest margin for first half 2013 was 3.74%, up 20 basis points (“bps”) from 3.54% for first half 2012.  The cost of interest-bearing liabilities was 0.91%, 48 bps lower than first half 2012, while the average yield on earning assets was 4.49%, 20 bps lower than first half 2012, resulting in a 28 bps improvement in the interest rate spread.

29

●
Loans were $841 million at June 30, 2013, up $288 million or 52% over $553 million at December 31, 2012, with $272 million of loans added from Mid-Wisconsin at acquisition.  Between the comparative six month periods, average loans were $651 million in 2013 yielding 5.09%, compared to $495 million in 2012 yielding 5.24%.

●
Total deposits were $908 million at June 30, 2013, up $292 million or 47% over $616 million at December 31, 2012, with $346 million of deposits added from Mid-Wisconsin at acquisition, offset in part by a customary pattern of deposit decline historically following year ends through the first six-month periods.  For perspective, total deposits grew $368 million since June 30, 2012, $22 million more than the acquired balances. Average total deposits for first half 2013 were $699 million compared to $523 million for first half 2012, up 34%.

●
While impacted by the merger, asset quality measures remained strong, with nonperforming assets at 1.62% of total assets at June 30, 2013, compared to 0.97% at year end 2012. The allowance for loan losses was $7.7 million or 0.91% of loans at June 30, 2013 (impacted by the merger adding no allowance for loan losses while adding $272 million to loans at acquisition), compared to $7.1 million or 1.29%, respectively, at December 31, 2012.  The provision for loan losses was $2.0 million with net charge offs of $1.4 million for the first half of 2013, versus provision of $2.4 million with $2.2 million of net charge offs for the first half of 2012.

●
Noninterest income was $16.5 million for the first six months of 2013, up $11.2 million over the first six months of 2012, with $10.4 million of this variance attributable to the bargain purchase gain recorded in conjunction with the merger.  With the exception of investment advisory fees and net gains on sales of assets, all other categories were up from the prior year, including service charges (up $0.2 million or 33%), trust fee income (up $0.4 million or 29%), and mortgage income (up $0.2 million or 13%) compared to the first six months of 2012.

●
Noninterest expense was $15.9 million for the first six months of 2013, up $4.1 million over the first half of 2012, as the first half of 2013 included approximately two months of increased operations from the Mid-Wisconsin transaction and approximately $1.7 million of non-recurring merger-related expenses.  Most notably, salaries and benefits accounted for $2.4 million of the increase (of which approximately $1 million was attributable to non-recurring merger expenses), and Other expenses increased $0.9 million (of which nearly $0.7 million was attributable to non-recurring merger expenses).

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

Comparison of the six months ending June 30, 2013 versus 2012

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $14.6 million in the first six months of 2013, compared to $10.4 million in the first half of 2012. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $275,000 and $316,000 for the first six months of 2013 and 2012, respectively, resulting in taxable equivalent net interest income of $14.8 million for first half of 2013 and $10.7 million for first half of 2012.

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

Tables 1through 5 present information to facilitate the review and discussion of selected average balance sheet items, taxable equivalent net interest income, interest rate spread and net interest margin.

Table 1:  Year-To-Date Net Interest Income Analysis

	For the Six Months Ended June 30,
	2013			2012
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans (1) (2) (3)(4)	$651,256	$16,658	5.09%	$494,647	$13,065	5.24%
Investment securities
Taxable	57,508	402	1.40%	20,802	321	3.09%
Tax-exempt (2)	28,889	585	4.05%	26,423	656	4.96%
Other interest-earning assets	51,205	149	0.58%	56,847	121	0.43%
Total interest-earning assets	788,858	$17,794	4.49%	598,719	$14,163	4.69%
Cash and due from banks	4,449			11,558
Other assets	59,991			39,603
Total assets	$853,298			$649,880
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$63,812	$98	0.31%	$26,940	$59	0.44%
Interest-bearing demand	135,395	591	0.88%	84,149	389	0.93%
MMA	197,793	370	0.38%	164,487	402	0.49%
Core CDs and IRAs	156,038	851	1.10%	139,310	1,292	1.86%
Brokered deposits	35,589	116	0.66%	33,197	375	2.27%
Total interest-bearing deposits	588,627	2,026	0.69%	448,083	2,517	1.13%
Other interest-bearing liabilities	61,679	923	2.98%	46,373	927	3.96%
Total interest-bearing liabilities	650,306	2,949	0.91%	494,456	3,444	1.39%
Noninterest-bearing demand	110,189			74,719
Other liabilities	6,656			4,388
Total equity	86,147			76,317
Total liabilities and stockholders’ equity	$853,298			$649,880
Net interest income and rate spread		$14,845	3.58%		$10,719	3.30%
Net interest margin			3.74%			3.54%

(1)   Nonaccrual loans are included in the daily average loan balances outstanding.
(2)   The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.
(3)   Interest income for the period ending June 30, includes loan fees of $250,000 in 2013, and $115,000 in 2012.
(4)   Includes accretable yield from acquired loans

Table 2:  Volume/Rate Variance

Comparison of six months ended June 30, 2013 versus 2012:

	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net(3)
Earning assets

Loans (1)(2)(4)	$3,959	$(366)	$3,593
Investment securities
Taxable	260	(179)	81
Tax-exempt (2)	57	(128)	(71)
Other interest-earning assets	11	17	28

Total interest-earning assets	$4,287	$(656)	$3,631

Interest-bearing liabilities
Interest-bearing demand	$224	$(22)	$202
Savings deposits	61	(22)	39
MMA	72	(104)	(32)
Core CDs and IRAs	140	(581)	(441)

Brokered deposits	25	(284)	(259)

Total interest-bearing deposits	522	(1,013)	(491)
Other interest-bearing liabilities	203	(207)	(4)

Total interest-bearing liabilities	725	(1,220)	(495)
Net interest income	$3,562	$564	$4,126

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
(4)   Includes accretable yield from acquired loans

Table 3:  Quarterly Net Interest Income Analysis

	For the Three Months Ended June 30,
	2013			2012
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans (1) (2) (3)(4)	$754,352	$9,860	5.18%	$504,876	$6,570	5.16%
Investment securities
Taxable	88,622	275	1.24%	22,249	158	2.84%
Tax-exempt (2)	31,792	309	3.89%	26,118	321	4.91%
Other interest-earning assets	32,580	69	0.85%	35,831	50	0.56%
Total interest-earning assets	907,346	$10,513	4.60%	589,074	$7,099	4.78%
Cash and due from banks	2,271			11,091
Other assets	78,244			43,001
Total assets	$987,861			$643,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$78,476	$50	0.25%	$29,645	$34	0.46%
Interest-bearing demand	154,196	286	0.74%	87,807	211	0.96%
MMA	203,043	172	0.34%	156,466	181	0.46%
Core CDs and IRAs	195,713	443	0.91%	135,002	606	1.81%
Brokered deposits	41,876	74	0.71%	30,934	112	1.45%
Total interest-bearing deposits	673,304	1,025	0.61%	439,854	1,144	1.05%
Other interest-bearing liabilities	82,810	515	2.46%	47,051	464	3.90%
Total interest-bearing liabilities	756,114	1,540	0.81%	486,905	1,608	1.32%
Noninterest-bearing demand	129,978			75,101
Other liabilities	7,196			4,797
Total equity	94,573			76,363
Total liabilities and stockholders’ equity	$987,861			$643,166
Net interest income and rate spread		$8,973	3.79%		$5,491	3.46%
Net interest margin			3.92%			3.69%

(1)   Nonaccrual loans are included in the daily average loan balances outstanding.
(2)   The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.
(3)   Interest income for the period ending June 30, includes loan fees of $170,000 in 2013, and $103,000 in 2012.
(4)   Includes accretable yield from acquired loans

Table 4:  Volume/Rate Variance

Comparison of three months ended June 30, 2013 versus 2012:

	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net(3)
Earning assets

Loans (1)(2)(4)	$3,263	$27	$3,290
Investment securities
Taxable	214	(97)	117
Tax-exempt (2)	62	(74)	(12)
Other interest-earning assets	14	5	19

Total interest-earning assets	$3,553	$(139)	$3,414

Interest-bearing liabilities
Interest-bearing demand	$133	$(58)	$75
Savings deposits	36	(20)	16
MMA	46	(55)	(9)
Core CDs and IRAs	209	(372)	(163)

Brokered deposits	31	(69)	(38)

Total interest-bearing deposits	455	(574)	(119)
Other interest-bearing liabilities	211	(160)	51

Total interest-bearing liabilities	666	(734)	(68)
Net interest income	$2,887	$595	$3,482

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
(4)   Includes accretable yield from acquired loans

Table 5: Interest Rate Spread, Margin and Average Balance Mix — Taxable-Equivalent Basis

	Six Months Ended June 30,
	2013			2012
(in thousands)	Average Balance	% of Earning Assets	Yield/Rate	Average Balance	% of Earning Assets	Yield/Rate
Total loans	$651,256	82.6%	5.09%	$494,647	82.6%	5.24%
Securities and other earning assets	137,602	17.4%	1.65%	104,072	17.4%	2.11%
Total interest-earning assets	$788,858	100%	4.49%	$598,719	100%	4.69%

Interest-bearing liabilities	$650,306	82.4%	0.91%	$494,456	82.6%	1.39%
Noninterest-bearing funds, net	138,552	17.6%		104,263	17.4%
Total funds sources	$788,858	100%	0.75%	$598,719	100%	1.15%

Interest rate spread			3.58%			3.30%
Contribution from net free funds			0.16%			0.24%
Net interest margin			3.74%			3.54%

Taxable-equivalent net interest income was $14.8 million for the first six months of 2013, an increase of $4.1 million or 38% over the same period in 2012.  The $4.1 million increase in net interest income was predominantly volume related, given the timing of the acquisition, but was also favorably impacted by an increase in interest rate spread on higher average earning assets.  Taxable equivalent interest income increased $3.6 million between the six-month periods (including $4.0 million from higher loan volumes, less $0.4 million from lower loan yields).  Interest expense fell $0.5 million between the six-month periods due to beneficial growth in the mix of lower-costing funds (with $1.2 million less interest expense from favorable rate changes, but $0.7 million more interest expense from higher interest-bearing liabilities volume).

The taxable-equivalent net interest margin was 3.74% for the first six months of 2013, up 20 bps over the first half of 2012, with improvement in the cost of funds at 0.91% (down 48 bps), offset partly by a lower earning asset yield at 4.49% (down 20 bps) and an 8 bps decrease in net free funds.  In general, there has been, and will continue to be, considerable downward margin pressure as assets mature in this prolonged low-rate environment, with current reinvestment rates substantially lower than previous rates and less opportunity to offset such with similar changes in the already low cost of funds.

The earning asset yield was comprised mainly of loans, representing 82.6% of average earning assets and yielding 5.09% for first half 2013, compared to 82.6% and 5.24%, respectively, for first half 2012, but aided in 2013 by the timing of the acquisition and the positive rate profile of acquired loans. If acquired loans marked to estimated fair value at acquisition resolve or perform more favorably than originally anticipated, there is and will continue to be potential for favorable loan yield adjustments.  All other interest earning assets combined yielded 1.65%, down 46 bps compared to first half 2012, but aided in 2013 by a higher mix of investments (representing 11.0% of average earning assets, compared to 7.9% for first half 2012) that earn more than the other cash-equivalent earning assets.

Nicolet’s cost of funds continued its favorable decline during the low-rate environment, at 0.91% for the first half of 2013, 48 bps lower than the first half 2012. The average cost of interest-bearing deposits (which represent over 90% of average interest-bearing liabilities for both years), was 0.69% for the first half of 2013, down 44 bps versus the first half 2012, with favorable rate variances in all deposit categories and higher mix of balances in lower-costing transactional deposits (savings, checking and MMA). Average brokered deposit balances remained stable for the comparable six-month periods, however, their cost decreased from 2.27% in 2012 to 0.66% in 2013, as a significant portion of the higher rate brokered deposit balances matured since June 30, 2012, and were replaced with shorter-term, less-costly brokereds in anticipation of the merger and seasonal deposit declines.   The cost of other interest-bearing liabilities (comprised of short- and long-term borrowings) decreased to 2.98%, down 98 bps between the six-month periods, mainly from increased usage of short-term advances at favorable rates in addition to the prepayment of $10 million in higher-costing advances during the first quarter 2013 and the acquisition at fair value of a lower-rate junior subordinated debenture in second quarter 2013.

Average interest-earning assets were $789 million for the first half of 2013, $190 million or 32% higher than the first half of 2012, led by a $157 million increase in average loans (to $651 million or 83% of interest earning assets) and a $39 million increase in average investments (to $86 million or 11% of earning assets), both heavily influenced by the size and timing of the acquisition in 2013.

Average interest-bearing liabilities were $650 million, up $156 million or 32% over the first half of 2012, led by a $138 million increase in non-brokered interest-bearing deposits (to $553 million or 85% of average interest-bearing liabilities) and a $15 million increase in average other interest-bearing liabilities (to $62 million), both heavily influenced by the size and timing of the acquisition in 2013.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2013 and 2012 was $2.0 million and $2.4 million respectively.  The provision for loan losses has been trending down, with asset quality trends improving in the non-acquired portfolio (primarily from work-outs of problem loans and declining net charge-offs), as well as credit discounts being included directly in the estimated fair value of recently acquired loans (and accordingly no allowance for loan losses recorded at acquisition).   At December 31, 2012, the ALLL was $7.1 million which grew to $7.7 million at June 30, 2013, given the $2.0 million provision for loan losses and net charge offs of $1.4 million during the first six months of 2013.  The ratio of the ALLL to total loans was 0.91% at June 30, 2013, impacted most notably by the 2013 acquisition, which added no allowance for loan losses to the numerator (as noted above) and $272 million of loans into the denominator as of the date of acquisition.   As events occur in the acquired loan portfolio, an ALLL will be established for this pool of assets as appropriate.  Comparatively, the ALLL to total loans was 1.29% at December 31, 2012.  Nonperforming loans were improving prior to the acquisition, starting at $7.0 million (or 1.3% of total loans) at December 31, 2012, to $2.7 million (or 0.5% of loans) at March 31, 2013, and then increased to $14.3 million (or 1.7% of loans) at June 30, 2013.  The $11.6 million increase from March 31 to June 30, 2013, included approximately $10.9 million of acquired loans brought on in a nonaccruing and impaired status at acquisition.

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

Noninterest Income

Table 6:  Noninterest Income

	For the three months ended June 30,				For the six months ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
(in thousands)
Service charges on deposit accounts	$470	$280	$190	67.9%	$754	$567	$187	33.0%
Trust services fee income	1,074	724	350	48.3	1,876	1,454	422	29.0
Mortgage income	714	671	43	6.4	1,586	1,408	178	12.6
Brokerage fee income	115	81	34	42.0	217	165	52	31.5
Gain on sale of assets, net	45	237	(192)	(81.0)	49	383	(334)	(87.2)
Bank owned life insurance (“BOLI”)	212	183	29	15.8	381	336	45	13.4
Rent income	274	240	34	14.2	524	480	44	9.2
Investment advisory fees	76	85	(9)	(10.6)	162	171	(9)	(5.3)
Bargain purchase gain	10,435	-	10,435	100.0	10,435	-	10,435	100.0
Other	351	176	175	99.4	538	337	201	59.6
Total noninterest income	$13,766	$2,677	$11,089	414.2%	$16,522	$5,301	$11,221	211.7%

Comparison of the six months ending June 30, 2013 versus 2012

Noninterest income was $16.5 million for the six months of 2013, an increase of $11.2 million from 2012 or 211.7%, with a $10.4 million bargain purchase gain included in the second quarter 2013.  The bargain purchase gain was calculated as the net difference in the fair value of the net assets acquired of $20.6 million less the consideration paid of $10.2 million resulting in the net bargain purchase gain of $10.4 million.  The details of the acquisition accounting are located in Note 2 of the notes to the unaudited consolidated financial statements.  Without the bargain purchase gain, noninterest income was up $0.8 million or 14.8% between the six-month periods ended June 30, 2013 and 2012, impacted mostly by the size and timing of the Mid-Wisconsin transaction but offset partly by a negative swing in net gain on assets sold of $0.3 million.

Service fees on deposit accounts were $0.8 million for the six months ended June 30, 2013, up $0.2 million (or 33.0%) over the first six months of 2012.  The increase is primarily from increased service charges on deposits given the increase in deposit balances and accounts mainly from the merger, and higher non-sufficient funds (“NSF”) fees.

Trust service fees increased to $1.9 million for the first six months of 2013, up $0.4 million or 29.0% over first half 2012. In addition to the larger base of customers acquired through the merger, there was continued market improvement on assets under management, on which fees are based.  Similarly, brokerage fees were $0.2 million, up $52,000 or 31.5% over first half 2012, mainly from increased legacy business, market improvements and to a lesser degree from the merger.  The expanded footprint of the bank will provide growth potential for wealth management in future periods.

Mortgage income represents net gains received from the sale of residential real estate loans service-released into the secondary market and to a small degree, some related income. Residential refinancing activity and new purchase activity continues to remain steady, despite mortgage rates being higher than a year ago and trending upward.  Mortgage income was $1.6 million for the first six months of 2013, up $0.2 million or 12.6% over the first half of 2012, though slowing slightly for second versus first quarter of 2013.  The increase between six-month periods was not significantly impacted by the acquisition.

During the first half of 2013, Nicolet recognized a $49,000 net gain on sale of assets in the first six months of 2013 compared to $383,000 net gain in the comparable period of 2012.  The activity in 2013 consisted of $239,000 of net losses on sales of investments (mainly the result of selling a large portion of the acquired investment portfolio in second quarter to prepay higher costing debt assumed in the merger), more than offset by $288,000 of net gains on sales of OREO (as properties were resolved at better than expected terms).   Investments were recorded at fair value at the time of acquisition but an increase in rates during second quarter resulted in additional market declines realized on investments sold during the second quarter related to planned balance sheet reductions.  For the first six months of 2012, securities sales produced net gains of $440,000, while net losses on OREO were $57,000.

BOLI income was $0.4 million for the first six months of 2013, up $45,000 from the comparable period in 2012, or 13.4%, mainly from the timing of additional BOLI procured.  New BOLI investment of $3.8 million was procured in the first quarter 2012 and $4.3 million was acquired in the Mid-Wisconsin transaction (bringing the 2013 six-month average of BOLI investment to $20.4 million, up 21% over the comparable period last year).   Rent income, investment advisory fees and other noninterest income combined were $1.2 million for the first half of 2013 compared to $1.0 million for the first half 2012, with the majority of the increase due to ancillary fees tied to deposit-related products, most particularly debit card, check cashing and wire fee income.

Noninterest Expense

Table 7:  Noninterest Expense

	For the three months ended June 30,				For the six months ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
(in thousands)
Salaries and employee benefits	$5,555	$3,393	$2,162	63.7%	$9,114	$6,666	$2,448	36.7%
Occupancy, equipment and office	1,466	1,102	364	33.0	2,570	2,241	329	14.7
Business development and marketing	473	352	121	34.4	898	697	201	28.8
Data processing	572	410	162	39.5	995	812	183	22.5
FDIC assessments	130	138	(8)	(5.8)	240	274	(34)	(12.4)
Core deposit intangible amortization	286	168	118	70.2	434	336	98	29.2
Other	1,104	446	658	147.5	1,675	768	907	118.1
Total noninterest expense	$9,586	$6,009	$3,577	59.5%	$15,926	$11,794	$4,132	35.0%

Comparison of the six months ending June 30, 2013 versus 2012

Total noninterest expense for the six months ending June 30, 2013 and 2012 was $15.9 million and $11.8 million, respectively, up $4.1 million or 35.0%, as the first half of 2013 included approximately two months of increased operations from the Mid-Wisconsin transaction and approximately $1.7 million of non-recurring merger-related expenses.  Most notably, salaries and benefits accounted for $2.4 million of the increase (of which approximately $1 million was attributable to non-recurring merger expenses, such as stay bonuses, severances and related payroll taxes), and other expense increased $0.9 million (of which nearly $0.7 million was attributable to non-recurring merger expenses, predominantly legal or consultant in nature for consummation and integration).

Salaries and employee benefits expense increased by $2.4 million or 36.7%, over the first half of 2012, with approximately $1 million attributable to nonrecurring merger-related costs as noted above.  The increase was otherwise commensurate with the growing workforce and impacted by merit increases between the years and higher overtime in preparation for the merger.  Average full time equivalent employees for the first half of 2013 were 226, versus 158 for first half 2012 (up 43%).

Occupancy, equipment and office expense increased $0.3 million to $2.6 million for the first six months of 2013 compared to first half 2012.   This 14.7% increase is in line with the addition of 11 branches which nearly doubled our physical facilities and depreciation expense for two of the first six months in 2013.  Utilities, rent, and other occupancy expenses increased proportionately in conjunction with the merger.

Business development and marketing expense for the first six months of 2013 increased $0.2 million compared to the same period in 2012.  This 28.8% increase was a result of the greater focus on growth in loans, sales seminars and events, higher charitable donations in 2013, and merger-related travel and business development costs.

Data processing, FDIC assessments and core deposit intangible amortization combined increased from $1.4 million for the first six months in 2012 to $1.7 million for the same period in 2013.  Core deposit intangible amortization increased given the new $4.0 million core deposit intangible recorded at acquisition being amortized over a 10-year period.  Data processing expenses (which are primarily volume based) rose individually 22.5%, in line with two months of increased size.  FDIC assessments declined slightly (down $34,000) despite the rise in assets as Nicolet experienced a reduction in the assessment rate beginning in first quarter 2013.

Other expense increased $0.9 million for the first half of 2013, compared to the same time period in 2012.  Legal, consulting, and accounting fees combined accounted for $0.7 million of the increase and were predominantly related to the merger activity. The remaining increase is primarily from higher foreclosure expenses and higher insurance costs related to Nicolet’s increased size and public nature.

Income Taxes

For the first six months of 2013 income tax expense was $1.0 million compared to $0.4 for the same period of 2012.  The effective tax rates were 7.3% and 24.4% for first six months of 2013 and 2012, respectively, influenced largely by the bargain purchase gain which was a tax free transaction.  The tax rate for the first six months of 2013 without the bargain purchase gain would have been 34.7%.  GAAP requires that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized.  No valuation allowance was determined to be necessary.

Comparison of the three months ending June 30, 2013 versus 2012

Nicolet reported net income of $11.5 million for the three months ended June 30, 2013, compared to $0.6 million for the comparable period of 2012, with second quarter 2013 including the $10.4 million bargain purchase gain and approximately $1.5 million of non-recurring pre-tax merger-related expenses.  Net income available to common shareholders for the second quarter of 2013 was $11.2 million, or $2.78 per diluted common share, compared to net income available to common shareholders of $0.3 million, or $0.09 per diluted common share, for the second quarter of 2012. Income statement results and average balances for second quarter 2013 include approximately two months of activity from Mid-Wisconsin.

Taxable equivalent net interest income was $9.0 million for second quarter 2013, up $3.5 million or 65.3% over second quarter 2012, with $2.9 million of the increase from volume variances (given the larger balance sheet following the acquisition), and $0.6 million improvement from rate variances (predominantly from lower cost of funds between the comparable quarters).

For the second quarter of 2013, the earning asset yield was 4.60%, 18 bps lower than the second quarter of last year, mainly due to a decline in the yield on non-loan earning assets (which combined cost 1.71%, down 80 bps from second quarter 2012), and pressured additionally by non-loan earning assets (which earn less than loans) representing a higher percentage of average earning assets (to 16.9% for first half 2013 versus 14.3% for first half 2012).  Loans yielded 5.18%, up 2 bps over the second quarter 2012, aided mostly by the timing of the acquisition and the positive rate profile of acquired loans.

Between the second quarter periods, the cost of funds declined 51 bps to 0.81% in 2013 versus 1.32% in 2012.  All funding categories showed significantly lower rates between the second quarter periods, as the majority of maturities of higher costing CDs or wholesale debt were renewed in full or in part into shorter-term, lower-costing funding, and rates offered on many transaction deposit products (within savings, checking and MMA) were lowered by Nicolet over the year since June 30, 2012. Average other interest-bearing liabilities (consisting primarily of FHLB advances, junior subordinated debentures and notes payable) increased $35.8 million between the second quarter periods, as approximately 80% of Mid-Wisconsin debt acquired was paid off during the quarter and thus inflated the average balance of second quarter 2013. FHLB advances acquired in the Mid-Wisconsin transaction were marked at fair value assuming immediate payoff; however, they were repaid later in the second quarter, with the most notable result being a $0.2 million ‘recovery’ of prepayment penalty recorded in other expense as required by accounting standards.

Noninterest income was $13.8 million for second quarter 2013, and without the bargain purchase gain was $3.3 million, compared to $2.7 million for second quarter 2012.  Aside from investment advisory fees and the lower net gains on sale of assets, all other categories increased mainly in light of being a larger institution with increased volumes.  Other income for second quarter 2013 nearly doubled to $0.4 million versus the second quarter of 2012, mainly due to higher fee income ancillary to deposit activity (such as debit cards, wires and checking cashing, and safe deposit boxes) given our increased size.

Noninterest expense was $9.6 million for the second quarter of 2013, up $3.6 million over second quarter 2012, including approximately $1.5 million of non-recurring merger-based expenses and reflecting proportionate increases as a result of the timing and size of the merger.  For the quarter, FDIC assessments were down 5.8% minimally from the prior year but increased from the first quarter of 2013 by $20,000 as a result of the larger asset size.  Other expenses include legal, consulting and audit expense and increased $0.7 million for the second quarter of 2013 when compared to the second quarter of 2012.  These expenses included approximately $0.4 million in the second quarter alone with the primary expense related to the payment of the investment banker on consummation of the merger.  Additional consulting and legal expenses were up $0.1 million when compared to the first quarter of 2013 and represented approximately $0.6 million in total for the year.  We did realize a net gain on repayment of FHLB advances of $0.2 million as a result of incurring less prepayment penalty than determined at the time of merger due to a slight lag in paying off the debt, however much of this was captured in increased interest expenses while we maintained the advances.

The provision for loan losses for the three months ended June 30, 2013 and 2012 was $1.0 million and $1.1 million respectively.  At June 30, 2013, the ALLL was $7.7 million (or 0.91% of total loans) compared to $6.0 million (or 1.19% of total loans) at June 30, 2012.  Net charge offs for the quarter ending June 30, 2013 were $0.9 million compared to $1.1 million for the same period in 2012.

Income tax expense was $0.5 million and $0.2 million for the second quarters of 2013 and 2012, respectively.   The effective tax rates were 4.5% (or 34.4% when removing the impact of the tax free bargain purchase gain) for second quarter 2013 and 26.5% for second quarter 2012.

BALANCE SHEET ANALYSIS

Loans

Nicolet services a diverse customer base throughout Northeast and Central Wisconsin and in Menominee, Michigan including the following industries: manufacturing, agriculture, wholesaling, retail, service, and businesses supporting the general building industry. It continues to concentrate its efforts in originating loans in its local markets and assisting its current loan customers. It actively utilizes government loan programs such as those provided by the U.S. Small Business Administration to help customers weather current economic conditions and position their businesses for the future.

Nicolet’s primary lending function is to make commercial loans, consisting of commercial and industrial business loans, agricultural production, and owner-occupied commercial real estate loans; commercial real estate (“CRE”) loans, consisting of commercial investment real estate loans, agricultural real estate, and construction and land development loans; residential real estate loans, including residential first mortgages, residential junior mortgages (such as home equity loans and lines), and to a lesser degree residential construction loans; and retail and other loans.

Total loans were $841 million at June 30, 2013 compared to $553 million at December 31, 2012.  This balance included acquired loans of $272 million at acquisition, representing a net increase of $16 million of originated loans.  The increase was largely due to strong loan growth in the second quarter of $27 million offsetting the $11 million decrease which occurred in the first quarter versus year end 2012.

Table 8: Period End Loan Composition

	For the three months ended,
	June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$245,856	29.3%	$193,288	35.7%	$197,301	35.8%	$201,049	36.8%	$199,028	38.5%
Agricultural production	13,114	1.6	219	-	215	-	315	0.1	183	-
Owner-occupied CRE	181,101	21.5	107,523	19.8	106,888	19.3	105,585	19.3	115,170	22.3
Total commercial loans	440,071	52.4	301,030	55.5	304,404	55.1	306,949	56.2	314,381	60.8
Agricultural real estate	38,983	4.6	9,866	1.8	11,354	2.1	1,201	0.2	1,281	0.2
CRE investment	117,264	14.0	73,410	13.5	76,618	13.9	76,773	14.1	62,857	12.2
Construction & land development	37,754	4.5	22,286	4.1	21,791	3.9	26,964	4.9	24,612	4.8
Total CRE loans	194,001	23.1	105,562	19.4	109,763	19.9	104,938	19.2	88,750	17.2
Residential construction	10,288	1.2	7,445	1.4	7,957	1.4	7,670	1.4	5,961	1.2
Residential first mortgage	141,255	16.8	86,202	15.9	85,588	15.5	79,543	14.6	63,156	12.2
Residential junior mortgage	48,929	5.8	39,026	7.2	39,352	7.1	40,928	7.5	38,082	7.4
Total residential real estate loans	200,472	23.8	132,673	24.5	132,897	24.0	128,141	23.5	107,199	20.8
Retail & other	6,002	0.7	2,859	0.6	5,537	1.0	5,680	1.1	6,662	1.2
Total loans	$840,546	100.0%	$542,124	100.0%	$552,601	100.0%	$545,708	100.0%	$516,992	100.0%

Total commercial and total CRE loans combined were 75.5% at June 30, 2013 compared to 74.9% of the total loan portfolio at December 31, 2012.  Mid-Wisconsin had a higher proportion of CRE loans, thus post-merger total CRE rose to 23.1% at June 30, 2013 compared to 19.9% at December 31, 2012 while total commercial loans declined to 52.4% versus 55.1% for the respective periods.  All commercial loans (commercial and CRE combined) are considered to have more inherent risk of default than residential mortgage or retail loans, in part because the commercial balance per borrower is typically larger than that for residential and mortgage loans, implying higher potential losses on an individual customer basis, and the underlying dependence of the commercial borrower’s success on many influences such as health of the economy, real estate values, and efficient business practices.

Total commercial loans were 52.4% of total loans at June 30, 2013.  The increase in commercial loan balances from June 2012 to June 2013 has resulted primarily from the acquisition, but also renewed loan demand from business borrowers based on cautious optimism for improving economic conditions versus a year ago.   The increase in agricultural production loans was almost entirely the result of the acquisition with the central region of the state having a strong farming base.  All commercial loan segments include a diverse range of industries. The credit risk related to commercial and industrial loans, agricultural production loans, and owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any.

Total CRE loans were 23.1% of total loans at June 30, 2013.  CRE investment loans comprised 14.0% of the portfolio at June 30, 2013 compared to 13.9% at December 31, 2012.  The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. The increase in agricultural real estate loans (at 4.6% of total loans versus 2.1% at June 30, 2013 and year end 2012, respectively) was almost entirely the result of the acquisition with the central region of Wisconsin having a strong farming base.  Construction and land development loans were 4.5% at June 30, 2013 compared to 3.9% December 31, 2012.  Loans in this classification provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Credit risk on these types of loans is controlled by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances.  This category has been decreasing as Nicolet has limited new lending to reduce its credit exposure and the acquisition did not significantly impact this category.  Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. Credit risk on both CRE investment loans and construction and land development loans is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis.

Residential construction loans were 1.2% at June 30, 2013 compared to 1.4% at December 31, 2012 representing a continued downward trend in these types of loans.

Residential first mortgage real estate loans increased slightly from 15.5% at December 31, 2012 to 16.8% largely as a result of acquired balances.   Residential first mortgage loans include conventional first-lien home mortgages and exclude loans held for sale in the secondary market. Since early 2012, Nicolet has retained specific high quality residential mortgages, in part as an alternative to investing in greater volumes of mortgage-backed securities.  Residential junior mortgage real estate loans increased slightly in balance but declined as a percent of loans from 7.1% at December 31, 2012 to 5.8% of loans at June 30, 2013.  Residential junior mortgage real estate loans consist of home equity lines and term loans secured by junior mortgage liens. While Nicolet has not experienced significant losses in the residential real estate category, if declines in market values that have occurred in the residential real estate markets worsen, particularly in Nicolet’s market area, the value of collateral securing its real estate loans could decline further, which could cause an increase in the provision for loan losses. In light of the uncertainty that exists in the economy and credit markets, there can be no guarantee that Nicolet will not experience additional deterioration resulting from a downturn in credit performance by its residential real estate loan customers. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. At June 30, 2013, $3.1 million of residential mortgages were held for resale to the secondary market, compared to $7.3 million at December 31, 2012.

Retail and other loans totaled $6.0 million at June 30, 2013, an increase of $0.5 million since December 31, 2012, and represented 0.7% and 1.0% of total loans, respectively. Loans in this classification include predominantly short-term and other personal installment loans not secured by real estate. The decline in retail and other loans is largely a result of consumers preferring home equity-based loans over consumer installment loans, as well as the uncertain and difficult economic conditions reducing consumer demand for leverage in general.  Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2013, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

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

At June 30, 2013, the ALLL was $7.7 million, an increase of $0.6 million since December 31, 2012 and $0.2 million since March 31, 2013.  The ALLL as a percentage of total loans was 0.91% at June 30, 2013.  This is a decline from 1.39% at March 31, 2013 and 1.29% at December 31, 2012.  This was largely the result of the acquisition, as loans are recorded directly at their estimated fair value (inclusive of credit-related marks) and no addition to the allowance for loan losses is recorded at consummation.  Loss history on the acquired loans will be developed as charge offs occur and an allocation will be made for these loans in future periods as or if needed.  The provision for loan losses for the first six months of 2013 was $2.0 million compared to $2.4 million for the same period in 2012.  Gross charge-offs were $1.4 million for the first six months of 2013 compared to $2.3 million for the first six months of 2012.  Recoveries were $31,000 and $55,000 for the two periods, respectively. As a result, net charge-offs for the first six months of 2013 were $1.4 million compared to $2.2 million for the comparable period in 2012.  Commercial and industrial and CRE investment loan charge offs increased compared to 2012 while all other categories saw improvement.  Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.  The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ALLL was 43.53% and 98.63% of nonperforming assets at June 30, 2013 and December 31, 2012, respectively. Issues impacting asset quality over the past few years have included historically depressed economic factors, such as weakened commercial and residential real estate markets, volatile energy prices, heightened unemployment, and depressed consumer confidence, leading to long resolution periods at low returns. Declining collateral values significantly contributed to elevated levels of nonperforming loans, net charge-offs, and ALLL. Nicolet pursued rigorous workout and resolution plans on problem credits and implemented enhanced underwriting and credit monitoring, particularly in 2010 and 2011. As a result, asset quality stabilized during 2012 and continues to improve in 2013.

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

At June 30, 2013, the largest portion of the ALLL is allocated to construction and land development loans at $3.3 million, representing 43.5% of the ALLL (compared to 36.2% allocated to this segment at December 31, 2012), and commensurate with risks in this segment, past loss history and nonaccrual activity. Owner-occupied CRE, CRE investment, and residential first mortgage loans all show significant increase in nonperforming levels, however, the majority of the increase was due to acquired loans which have been marked to fair value and did not require additional allowance at June 30, 2013.  At June 30, 2013, $10.6 million of the $14.3 million total nonaccrual loans were acquired loans, thus the remaining $3.7 million are originated nonaccrual loans, down $3.3 million from the $7.0 million nonaccrual loans at December 31, 2012.

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

Table 9: Loan Loss Experience

	For the three months ended,
(in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Allowance for loan losses (ALLL):
Balance at beginning of period	$7,540	$7,120	$6,491	$6,045	$5,973

Provision for loan losses	975	975	975	975	1,125
Charge offs	876	567	671	552	1,077
Recoveries	19	12	325	23	24
Net charge offs	857	555	346	529	1,053
Balance at end of period	$7,658	$7,540	$7,120	$6,491	$6,045

Net loan charge offs:
Commercial & industrial	$(16)	$470	$164	$48	$66
Agricultural production	—	—	—	—	—
Owner-occupied CRE	56	55	(291)	300	666
Agricultural real estate	—	—	1	—	—
CRE investment	639	—	(27)	150	—
Construction & land development	36	—	406	(17)	176
Residential construction	—	—	—	1	30
Residential first mortgage	44	36	45	48	64
Residential junior mortgage	88	(6)	47	(1)	13
Retail & other	10	—	1	—	38
Total net loans charged off	$857	$555	$346	$529	$1,053

ALLL to total loans	0.91%	1.39%	1.29%	1.19%	1.17%
ALLL to net charge offs	223.40%	339.64%	514.45%	306.76%	143.52%
Net charge offs to average loans, annualized	0.49%	0.41%	0.25%	0.40%	0.83%

The allocation of the ALLL for each of the past five periods is based on Nicolet’s estimate of loss exposure by category of loans is shown in Table 10.

Table 10: Allocation of the Allowance for Loan Losses

(in thousands)	June 30, 2013	% of Loan Type to Total Loans	December 31, 2012	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$1,685	29.3%	$1,969	35.7%
Agricultural production	5	1.6	-	0.1
Owner-occupied CRE	1,217	21.5	1,069	19.3
Agricultural real estate	12	4.6	-	2.1
CRE investment	183	14.0	337	13.9
Construction & land development	3,346	4.5	2,580	3.9
Residential construction	173	1.2	137	1.4
Residential first mortgage	733	16.8	685	15.5
Residential junior mortgage	287	5.8	312	7.1
Retail & other	17	0.7	31	1.0
Total ALLL	$7,658	100.0%	$7,120	100.0%
ALLL category as a percent of total ALLL:
Commercial & industrial	22.0%		27.7%
Agricultural production	0.1		-
Owner-occupied CRE	15.9		15.0
Agricultural real estate	0.2		-
CRE investment	2.4		4.7
Construction & land development	43.5		36.2
Residential construction	2.3		1.9
Residential first mortgage	9.6		9.6
Residential junior mortgage	3.8		4.4
Retail & other	0.2		0.5
Total ALLL	100.0%		100.0%

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans measured for impairment include significant nonaccrual loans, troubled debt-restructurings (“restructured loans”), or other loans determined to be impaired by management. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Previously accrued and uncollected interest on such loans is reversed, amortization of related loan fees is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash after a determination has been made that the principal balance of the loan is collectible. If collectability of the principal is in doubt, payments received are applied to loan principal.

Nonperforming loans were $14.3 million and $7.0 million at June 30, 2013 and December 31, 2012, respectively.  This balance included $10.6 million of nonperforming loans acquired in the merger representing a net decline of $3.3 million in nonperforming originated loans.   This continues the improving trend as a result of Nicolet’s aggressive workout efforts over the past three years.

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

Potential problem loans totaled $16.2 million (or 1.9% of total loans) at June 30, 2013 and $11.6 million (or 2.1% of total loans) at December 31, 2012.  Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

OREO increased to $3.4 million at June 30, 2013 from $0.2 million at December 31, 2012. The increase was related to one originated loan which had been on nonaccrual and was taken into possession in the first quarter of 2013 with the remaining balance of $1.7 million being acquired in the merger.  Total nonperforming assets increased from $7.2 million at December 31, 2012 to $17.7 million at June 30, 2013.   The increase in nonperforming assets included acquired loans with a balance of $10.6 million at June 30, 2013.    Nicolet’s management actively seeks to ensure properties held are monitored to minimize Nicolet’s risk of loss. Evaluations of the fair market value of the OREO properties are done quarterly and valuation adjustments, if necessary, are recorded in Nicolet’s consolidated financial statements.

Table 11: Nonperforming Assets

(in thousands)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Nonaccrual loans considered impaired:
Commercial & industrial	$4	$93	$784	$3,986	$4,088
Agricultural production	22	—	—	—	—
Owner-occupied CRE	3,546	1,857	1,960	354	389
Agricultural real estate	611	—	—	—	—
CRE investment	5,546	—	—	380	544
Construction & land development	790	—	2,560	8,558	8,531
Residential construction	—	—	—	397	1,200
Residential first mortgage	3,394	628	1,580	1,326	396
Residential junior mortgage	257	—	—	—	36
Retail & other	135	149	142	151	151
Total nonaccrual loans considered impaired	14,307	2,727	7,026	15,152	15,335
Impaired loans still accruing interest	—	—	—	—	—
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	$14,307	$2,727	$7,026	$15,152	$15,335
CRE investment	$360	$121	$71	$393	$393
Owner-occupied CRE	604	—	—	—	—
Construction & land development	1,925	1,917	17	19	44
Residential real estate owned	471	—	105	205	453
OREO	3,360	2,038	193	617	890
Total nonperforming assets	$17,667	$4,765	$7,219	$15,769	$16,225
Total restructured loans accruing	—	—	—	—	—
Ratios
Nonperforming loans to total loans	1.7%	0.5%	1.3%	2.8%	3.0%
Nonperforming assets to total loans plus OREO	2.09%	0.88%	1.31%	2.89%	3.13%
Nonperforming assets to total assets	1.62%	0.70%	0.97%	2.46%	2.42%
ALLL to nonperforming assets	43.35%	158.24%	98.63%	41.16%	37.27%
ALLL to total loans at end of year	0.91%	1.39%	1.29%	1.19%	1.17%

Table 12: Investment Securities Portfolio

	June 30, 2013			December 31, 2012

(in thousands)	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. government sponsored enterprises	$1,000	$1,001	1%	$-	$-	-%
State, county and municipals	51,742	52,340	40%	31,642	$32,687	58%
Mortgage-backed securities	73,581	73,263	57%	19,876	20,668	37%
Corporate debt securities	220	220	-%	-	-	-%
Equity securities	1,576	3,164	2%	1,624	2,546	5%
Total	$128,119	$129,988	100%	$53,142	$55,901	100%

At June 30, 2013 the total carrying value of investment securities was $130.0 million, up from $55.9 million at December 31, 2012, and represented 11.9% and 7.5% of total assets at June 30, 2013 and December 31, 2012, respectively. As part of the merger, securities with a fair value of $119 million were acquired and as of June 30, 2013 approximately $44 million had been sold in conjunction with planned reductions.

At June 30, 2013, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

In addition to securities available for sale, Nicolet had other investments of $7.5 million and $5.2 million at June 30, 2013 and December 31, 2012, respectively, consisting of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System), as well as equity investments in other private companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost. The investments in private companies have no quoted market prices, and are carried at cost less other than temporary impairment (“OTTI”) charges, if any. Nicolet’s management evaluates all these other investments periodically for impairment, considering financial condition and other available relevant information. There were no OTTI charges recorded in 2012 or year to date 2013.

Table 13: Investment Securities Portfolio Maturity Distribution

	As of June 30, 2013
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value Amount
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(in thousands)
U.S. government sponsored enterprises	$—	—%	$1,000	0.3%	$—	—%	$—	—%	$—	—%	$1,000	0.3%	$1,001
State and county municipals (1)	5,263	3.3	37,268	2.3	8,835	1.7	375	4.1	—	—	51,741	4.0	52,340
Corporate debt securities	—	—	—	—	—	—	220	9.9	—	—	220	9.9	220
Mortgage-backed securities	—	—	—	—	—	—	—	—	73,581	1.7	73,581	1.7	73,263
Equity securities	—	—	—	—	—	—	—	—	1,576	—	1,576	—	3,164
Total amortized cost	$5,263	3.3%	$38,268	2.2%	$8,835	1.7%	$595	6.2%	$75,157	1.7%	$128,118	2.6%	$129,988
Total fair value and carrying value	$5,320		$39,124		$8,522		$595		$76,427				$129,988

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Deposits

Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Included in total deposits in Table 14 are brokered deposits of $61.9 million at June 30, 2013 and $32.6 million at December 31, 2012.

Table 14: Deposits

	June 30, 2013		December 31, 2012
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$150,460	16.6%	$108,234	17.6%
Money market and NOW accounts	387,377	42.7%	322,507	52.3%
Savings	90,202	9.9%	46,907	7.6%
Time	280,044	30.8%	138,445	22.5%
Total deposits	$908,083	100.0%	$616,093	100.0%

Total deposits were $908 million at June 30, 2013, an increase of $292 million since December 31, 2012, with $346 million of deposits from Mid-Wisconsin at acquisition.  The decline of $54 million in deposits mirrors seasonality within the customer base with deposits typically seen.  On average for the quarter, total deposits were $699 million, an increase of $176 million over 2012 averages, which includes two months of average deposit balances from merged activity.   The mix of average deposits continues to be impacted by a continued shift in customer preferences, predominantly away from time deposits.

Table 15: Average Deposits

	For the six months ended,
	June 30, 2013		June 30, 2012
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$110,189	15.8%	$74,719	14.3%
Money market and NOW accounts	340,787	48.8%	253,982	48.6%
Savings	64,602	9.2%	27,694	5.3%
Time	183,238	26.2%	166,407	31.8%
Total	$698,816	100.0%	$522,802	100.0%

Table 16: Maturity Distribution of Certificates of Deposit

(in thousands)	June 30, 2013
3 months or less	$84,217
Over 3 months through 6 months	32,448
Over 6 months through 12 months	74,532
Over 12 months	88,847

Total	$280,044

Other Funding Sources

Other funding sources, which include short-term and long-term borrowings, were $70.3 million and $45.4 million at June 30, 2013 and December 31, 2012, respectively. Short-term borrowings, consisting mainly of customer repurchase agreements and FHLB advances maturing in less than three months, totaled $33.2 million at June 30, 2013 and $4.0 million at December 31, 2012. Long-term borrowings include a joint venture note and FHLB advances, totaling $25.0 million at June 30, 2013 compared to $35.2 million at December 31, 2012, attributable to scheduled principal payments on the joint venture note payable and repayment of $10 million of longer term FHLB advances during first quarter 2013 (with a prepayment penalty of $96,000 recorded in other expense).  At acquisition, $48 million of short and long term debt (excluding subordinated debentures) was assumed and then paid off by June 30, 2013.  FHLB advances acquired in the Mid-Wisconsin transaction were marked at fair value assuming immediate payoff; however, they were repaid later in the second quarter, with the most notable result being a $0.2 million ‘recovery’ of prepayment penalty recorded in other expense.   Junior subordinated debentures are another long-term funding source.  Junior subordinated debentures of $6.2 million were issued in July 2004 in connection with the $6 million of trust preferred securities. Acquired junior subordinated debentures of $10.3 million in connection with $10 million of trust preferred securities were assumed in the merger and subsequently recorded at the fair market value of $5.8 million.  Further information regarding these junior subordinated debentures is located in Note 9 of the unaudited consolidated financial statements.

Off-Balance Sheet Obligations

As of June 30, 2013 and December 31, 2012, Nicolet had the following commitments that did not appear on its balance sheet:

Table 17: Commitments

	June 30,	December 31,
	2013	2012
(in thousands)
Commitments to extend credit — Fixed and variable rate	$232,629	$178,676
Standby and irrevocable letters of credit-fixed rate	7,582	4,050

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

At the completion of the construction of Nicolet’s headquarters building in 2005 and as part of a joint venture investment related to the building, Nicolet and the other joint venture partners guaranteed a joint venture note to finance certain costs of the building. This note is secured by the building, bears a fixed rate of 5.81% and requires monthly principal and interest payments until its maturity on June 1, 2016. The balance of this joint venture note was $10.0 million and $10.2 million as of June 30, 2013 and December 31, 2012, respectively.

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

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, investment securities sales, and sales of brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Approximately $60 million of the $130 million investment securities portfolio on hand at June 30, 2013 was pledged to secure public deposits, short-term borrowings, repurchase agreements and for other purposes as required by law. Other funding sources available include short-term borrowings, federal funds purchased, and long-term borrowings.

Cash and cash equivalents at June 30, 2013 and December 31, 2012 were approximately $36 million and $82 million, respectively. The increased cash and cash equivalents at year end compared to historical levels were predominantly due to strong customer deposit growth outpacing the loan demand.  These levels returned to more historical levels during the first quarter.  Nicolet’s liquidity resources were sufficient as of June 30, 2013 to fund loans and to meet other cash needs as necessary.

Interest Rate Sensitivity Gap Analysis

Table 18 represents a schedule of Nicolet’s assets and liabilities repricing over various time intervals. The primary market risk faced by Nicolet is interest rate risk. The static gap analysis starts with contractual repricing information for assets, liabilities, and off-balance sheet instruments. These items are then combined with repricing estimations for administered rate (interest-bearing demand deposits, savings, and money market accounts) and non-rate related products (demand deposit accounts, other assets, and other liabilities) to create a baseline repricing balance sheet. In addition to the contractual information, residential mortgage whole loan products and mortgage-backed securities are adjusted based on industry estimates of prepayment speeds that capture the expected prepayment of principal above the contractual amount based on how far away the contractual coupon is from market coupon rates. At the indicated time intervals the cumulative maturity gap was within Nicolet’s established guidelines of not greater than +25% or -25%.

Table 18: Interest Rate Sensitivity Gap Analysis

	June 30, 2013
(in thousands)	0-90 Days	91-180 Days	181-365 Days	1-5 years	Beyond 5 Years	Total
Earning Assets:
Loans	$365,528	$76,137	$43,979	$285,395	$61,849	$832,888
Securities at fair value	4,387	10,694	3,619	60,628	50,660	129,988
Other earnings assets	31,777	—	—	—	7,531	39,308
Total	$401,692	$86,831	$47,598	$346,023	$120,040	$1,002,184

Cumulative rate sensitive assets	$401,692	$488,523	$536,121	$882,144	$1,002,184

Interest-bearing liabilities
Interest bearing deposits (1)	$411,901	$77,936	$29,046	$88,017	$150,723	$757,623
Borrowings	33,398	1,908	3,735	14,210	5,020	58,271
Subordinated debentures	1,504	1,504	3,007	6,014	—	12,029
Total	$446,803	$81,348	$35,788	$108,241	$155,743	$827,923

Cumulative interest sensitive liabilities	$446,803	$528,151	$563,939	$672,180	$827,923

Interest sensitivity gap	$(45,111)	$5,483	$11,810	$237,782	$(35,703)

Cumulative interest sensitivity gap	$(45,111)	$(39,628)	$(27,818)	$209,964	$174,261
Cumulative ratio of rate sensitive assets to rate sensitive liabilities	90%	92%	95%	131%	121%

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

In order to limit exposure to interest rate risk, management monitors the liquidity and gap analysis on a monthly basis and adjusts pricing, term and product offerings when necessary to stay within applicable guidelines and maximize the effectiveness of asset/liability management.

Along with the static gap analysis, Nicolet’s management also estimates the effect a gradual change and a sudden change in interest rates could have on expected net interest income through income simulation. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, and 300 bps or decreasing 100, 200 and 300 bps. All rates are increased or decreased parallel to the change in prime rate. The simulation assumes a static mix of assets and liabilities. As a result of the simulation, over a 12-month time period ending June 30, 2013, net interest income was estimated to decrease 6.19% if rates increase 100 bps, and was estimated to decrease 0.33% in a 100 bps declining rate environment assumption.  These results are in line with Nicolet’s increasing interest rate sensitivity position, relatively short loan maturities and level of variable rate loans with interest floors; as rates remain low and asset maturities extend while deposit maturities contract, this position continues to become more liability-sensitive.  These results are based solely on the modeled changes in the market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, changes in spreads between key market rates, or changes in consumer or business behavior. Interest rates did increase significantly in June with longer term rates rising over 100 bps and there was not a corresponding rise in deposit rates.  These results also do not include any management action to mitigate potential income variances within the modeled process. The simulation results are one indicator of interest rate risk, and actual net interest income is largely impacted by the allocation of assets, liabilities and product mix. Nicolet’s management continually reviews its interest rate risk position through the Asset/Liability Committee process, and such Committee reports to the full board of directors on a monthly basis.

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

The Small Business Lending Fund (“SBLF”) is a U.S. Treasury program made available to community banks, designed to boost lending to small businesses by providing participating banks with capital and liquidity. In particular, the SBLF program targets commercial, industrial, owner-occupied real-estate and agricultural-based lending to qualifying small businesses, which include businesses with less than $50 million in revenue, and promotes outreach to women-owned, veteran-owned and minority-owned businesses.

On September 1, 2011, under the SBLF, Nicolet received $24.4 million from the Treasury for the issuance of 24,400 shares of Non-Cumulative Perpetual Preferred Stock, Series C, with $1,000 per share liquidation value. The annual dividend rate upon funding and for the following nine calendar quarters is 5%, unless there is growth in qualifying small business loans outstanding over a baseline which could reduce the rate to as low as 1% (as determined under the terms of the Securities Purchase Agreement (the “Agreement”)), adjusted quarterly. The dividend rate is fixed for the tenth quarter after funding through the end of the first four and one-half years at 7% (unless fixed at a lower rate given increased lending as similarly described above); and finally the dividend rate is fixed at 9% after four and one-half years if the preferred stock is not repaid. Nicolet’s weighted average dividend rate has been 5% between funding and June 30, 2013.  Under the terms of the Agreement, Nicolet is required to provide various information, certifications, and reporting to the Treasury. At December 31, 2012 and June 30, 2013, Nicolet believes it was in compliance with the requirements set by the Treasury in the Agreement. The preferred stock (under SBLF) qualifies as Tier 1 capital for regulatory purposes.

On April 26, 2013 $9.7 million of common stock was issued as part of the merger with Mid-Wisconsin. Concurrently with the merger, Nicolet also closed a private placement for an aggregate of $2.9 million in proceeds.  Approximately $401,000 in direct stock issuance costs for the merger and private placement were incurred and charged against additional paid in capital.  Despite the additional equity issued the effect of the merger transaction reduced overall capital ratios as a result of the increased asset size; however, minimum capital levels were maintained and Nicolet maintains sufficient regulatory capital for current and future needs.

On July 9, 2013 banking regulators issued final guidance on how regulatory capital will be calculated going forward.  Full provisions of these regulations will go into effect beginning in 2015.  Nicolet is determining the effect these regulations will have on future capital needs.

A summary of Nicolet’s and Nicolet National Bank’s regulatory capital amounts and ratios as of June 30, 2013 and December 31, 2012 are presented in the following table.

Table 19: Capital

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of June 30, 2013:
Nicolet
Total capital	$112,672	13.2%	$68,202	8.0%	N/A	N/A
Tier I capital	105,014	12.3%	34,101	4.0%	N/A	N/A
Leverage	105,014	10.7%	39,120	4.0%	N/A	N/A

Nicolet National Bank
Total capital	$101,855	12.1%	$67, 275	8.0%	$84,094	10.0%
Tier I capital	94,197	11.2%	33,637	4.0%	50,456	6.0%
Leverage	94,197	9.8%	38,531	4.0%	48,164	5.0%

As of December 31, 2012:
Nicolet
Total capital	$85,738	15.2%	$45,098	8.0%	N/A	N/A
Tier I capital	78,691	14.0%	22,549	4.0%	N/A	N/A
Leverage	78,691	11.0%	28,622	4.0%	N/A	N/A

Nicolet National Bank
Total capital	$77,500	14.1%	$43,984	8.0%	$54,981	10.0%
Tier I capital	70,624	12.8%	21,992	4.0%	32,988	6.0%
Leverage	70,624	10.1%	27,916	4.0%	34,895	5.0%

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Nicolet Bankshares, Inc., as amended
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text.

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

NICOLET BANKSHARES, INC.

August 12, 2013	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

August 12, 2013	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer

