Form 10-Q
period 2013-09-30
NICOLET BANKSHARES INC
filed 2013-11-12
CIK 1174850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

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

As of November 12, 2013 there were 4,233,044 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION		PAGE
	Item 1.	Financial Statements:
		Consolidated Balance Sheets September 30, 2013 (unaudited) and December 31, 2012	3
		Consolidated Statements of Income Three Months and Nine Months Ended September 30, 2013 and 2012 (unaudited)	4

		Consolidated Statements of Comprehensive Income Three Months and Nine Months Ended September 30, 2013 and 2012 (unaudited)	5

		Consolidated Statement of Changes in Stockholders’ Equity Nine Months Ended September 30, 2013 (unaudited)	6

		Consolidated Statements of Cash Flows Nine Months Ended September 30, 2013 and 2012 (unaudited)	7
		Notes to Unaudited Consolidated Financial Statements	8-25
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-49
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
	Item 4.	Controls and Procedures	50

PART II	OTHER INFORMATION
	Item 1. Item 1A.	Legal Proceedings Risk Factors	50 50
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
	Item 3.	Defaults Upon Senior Securities	50
	Item 4. Item 5. Item 6.	Mine Safety Disclosures Other Information Exhibits Signatures	50 50 51 51

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)
Assets
Cash and due from banks	$13,524	$26,988
Interest-earning deposits	35,321	54,516
Federal funds sold	655	499
Cash and cash equivalents	49,500	82,003
Certificates of deposit in other banks	1,960	-
Securities available for sale (“AFS”)	132,356	55,901
Other investments	7,982	5,221
Loans held for sale	3,333	7,323
Loans	871,932	552,601
Allowance for loan losses	(9,187)	(7,120)
Loans, net	862,745	545,481
Premises and equipment, net	29,486	19,602
Bank owned life insurance	23,576	18,697
Accrued interest receivable and other assets	23,732	11,027
Total assets	$1,134,670	$745,255
Liabilities and Stockholders’ Equity
Liabilities:
Demand	$173,002	$108,234
Money market and NOW accounts	425,125	322,507
Savings	95,435	46,907
Time	266,628	138,445
Total deposits	960,190	616,093
Short-term borrowings	17,693	4,035
Notes payable	32,482	35,155
Junior subordinated debentures	12,079	6,186
Accrued interest payable and other liabilities	8,685	6,408
Total liabilities	1,031,129	667,877

Stockholders’ Equity:
Preferred equity	24,400	24,400
Common stock	42	34
Additional paid-in capital	49,301	36,243
Retained earnings	29,217	14,973
Accumulated other comprehensive income (“AOCI”)	580	1,683
Total Nicolet Bankshares Inc. stockholders’ equity	103,540	77,333
Noncontrolling interest	1	45
Total stockholders’ equity and noncontrolling interest	103,541	77,378
Total liabilities, noncontrolling interest and stockholders’ equity	$1,134,670	$745,255
Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued	24,400	24,400
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	4,228,535	3,425,413
Common shares issued	4,280,658	3,479,888

See accompanying notes to unaudited consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Loans, including loan fees	$12,856	$6,815	$29,465	$19,801
Investment securities:
Taxable	309	149	714	450
Non-taxable	195	201	555	640
Other interest income	77	47	222	168
Total interest income	13,437	7,212	30,956	21,059
Interest expense:
Money market and NOW accounts	525	418	1,502	1,222
Savings and time deposits	618	694	1,667	2,407
Short term borrowings	11	1	18	3
Junior subordinated debentures	221	127	510	377
Notes payable	259	322	886	997
Total interest expense	1,634	1,562	4,583	5,006
Net interest income	11,803	5,650	26,373	16,053
Provision for loan losses	1,975	975	3,925	3,350
Net interest income after provision for loan losses	9,828	4,675	22,448	12,703
Noninterest income:
Service charges on deposit accounts	510	293	1,264	859
Trust services fee income	1,060	759	2,936	2,213
Mortgage income	353	846	1,939	2,254
Brokerage fee income	114	77	331	241
Gain on sale of assets, net	1,333	5	1,382	388
Bank owned life insurance	224	186	605	523
Rent income	204	264	728	744
Investment advisory fees	82	83	244	254
Bargain purchase gains	1,480	-	11,915	-
Other	382	172	920	509
Total noninterest income	5,742	2,685	22,264	7,985
Noninterest expense:
Salaries and employee benefits	5,333	3,325	14,447	9,991
Occupancy, equipment and office	1,822	1,094	4,392	3,335
Business development and marketing	573	437	1,471	1,134
Data processing	724	444	1,719	1,255
FDIC assessments	240	134	480	408
Core deposit intangible amortization	342	155	776	490
Other	1,190	340	2,865	1,109
Total noninterest expense	10,224	5,929	26,150	17,722

Income before income tax expense	5,346	1,431	18,562	2,966
Income tax expense	2,421	453	3,387	828
Net income	2,925	978	15,175	2,138
Less: net income (loss) attributable to noncontrolling interest	(22)	13	16	39
Net income attributable to Nicolet Bankshares, Inc.	2,947	965	15,159	2,099
Less: preferred stock dividends and discount accretion	305	305	915	915
Net income available to common shareholders	$2,642	$660	$14,244	$1,184

Basic earnings per common share	$0.62	$0.19	$3.66	$0.34
Diluted earnings per common share	$0.62	$0.19	$3.65	$0.34

Weighted average common shares outstanding:
Basic	4,228,386	3,414,561	3,889,751	3,449,916
Diluted	4,238,009	3,431,321	3,900,289	3,465,031

See accompanying notes to unaudited consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$2,925	$978	$15,175	$2,138
Other comprehensive (loss) income, net of tax:
Securities available for sale:
Net unrealized holding gains/(losses) arising during the period	(475)	471	(1,604)	1,105
Less: reclassification adjustment for net (gains)/losses realized in net income	(442)	-	(203)	(440)
Net unrealized gains/losses on securities before tax expense	(917)	471	(1,807)	665
Income tax expense/(benefit)	357	(160)	704	(226)
Total other comprehensive (loss) income	(560)	311	(1,103)	439
Comprehensive income	$2,365	$1,289	$14,072	$2,577

See accompanying notes to unaudited consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2012	$24,400	$34	$36,243	$14,973	$1,683	$45	$77,378
Comprehensive income	-	-	-	15,159	(1,103)	16	14,072
Stock compensation expense	-	-	480	-	-	-	480
Exercise of stock options	-	-	206	-	-	-	206
Purchase and retirement of common stock	-	-	(63)	-	-	-	(63)
Common stock issued, net of capitalized issuance costs of $401	-	8	12,435	-	-	-	12,443
Preferred stock dividends	-	-	-	(915)	-	-	(915)
Distribution from noncontrolling interest	-	-	-	-	-	(60)	(60)
Balance, September 30, 2013	$24,400	$42	$49,301	$29,217	$580	$1	$103,541

See accompanying notes to unaudited consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$15,175	$2,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,149	1,825
Provision for loan losses	3,925	3,350
Increase in cash surrender value of life insurance	(605)	(523)
Stock compensation expense	480	376
Gain on sale of assets, net	(1,382)	(388)
Gain on sale of loans held for sale, net	(1,939)	(2,254)
Proceeds from sale of loans held for sale	120,246	144,716
Origination of loans held for sale	(114,317)	(134,572)
Bargain purchase gain	(11,915)	-
Net change in:
Accrued interest receivable and other assets	2,585	(43)
Accrued interest payable and other liabilities	(31)	320
Net cash provided by operating activities	15,371	14,945
Cash Flows From Investing Activities:
Net decrease in certificates of deposit in other banks	-	248
Net increase in loans	(39,992)	(77,484)
Purchases of securities available for sale	(9,608)	(11,830)
Proceeds from sales of securities available for sale	44,833	5,415
Proceeds from calls and maturities of securities available for sale	14,485	7,075
Purchase of other investments	(797)	(9)
Purchase of bank owned life insurance	-	(3,750)
Purchase of premises and equipment	(2,115)	(1,720)
Proceeds from sales of other real estate and other assets	2,902	1,479
Net cash received in business combinations	37,622	-
Net cash provided (used) by investing activities	47,330	(80,576)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(43,780)	3,322
Net change in short term borrowings	(12,447)	182
Proceeds from notes payable	5,000	5,000
Repayments of notes payable	(45,867)	(5,162)
Purchase of common stock	(63)	(1,329)
Stock issuance costs	(401)	-
Proceeds from issuance of common stock	3,123	-
Proceeds from exercise of common stock options	206	56
Noncontrolling interest in joint venture	(60)	(100)
Cash dividends paid on preferred stock	(915)	(915)
Net cash provided (used) by financing activities	(95,204)	1,054
Net decrease in cash and cash equivalents	(32,503)	(64,577)
Cash and cash equivalents:
Beginning	$82,003	92,129
Ending	$49,500	$27,552
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,759	$5,075
Cash paid for taxes	2,013	705
Transfer of loans to other real estate owned	3,097	1,506

Acquisitions:
Fair value of assets acquired	483,446	-
Fair value of liabilities assumed	462,269	-
Net assets acquired	21,177	-

See accompanying notes to unaudited consolidated financial statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Nicolet Bankshares, Inc. (the “Company”) and its subsidiaries, consolidated balance sheets, statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the periods presented, and all such adjustments are of a normal recurring nature.  All material intercompany transactions and balances are eliminated.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

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

Loans acquired through business combinations that do not meet the specific criteria of FASB ASC Topic 310-30, but for which a discount is attributable at least in part to credit quality, are also accounted for under this guidance. All fair value discounts initially recorded in 2013 on acquired loans were deemed to be credit related.  The nonaccretable difference represents cash flows not expected to be collected. Subsequently, based on re-evaluation of cash flows and facts available, some nonaccretable differences may be reclassified to accretable.

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

Note 2 – Acquisitions

Bank of Wausau: On August 9, 2013, Nicolet National Bank entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”), purchasing selected Bank of Wausau assets and assuming all of its deposits, in a transaction that was effective immediately.  The financial position and results of operations of Bank of Wausau prior to its acquisition date were not included in the accompanying consolidated financial statements. The FDIC-assisted transaction carried no loss-share provisions.  With the addition of Bank of Wausau’s one branch, Nicolet National Bank now operates two branches in Wausau, WI.  As of the acquisition date, the transaction added approximately $47 million in assets at fair value, including mostly cash as well as $9.4 million of investments and $12.5 million in loans, of which $1.4 million were classified as PCI loans.  Of the $42 million of deposits assumed, $18 million were immediately repriced certificates of deposit that were rate-sensitive in nature, and were subsequently redeemed in full by September 30, 2013. Given the nature and rates of the remaining deposits assumed, no core deposit intangible was recorded. The third quarter of 2013 included approximately $0.2 million pre-tax acquisition costs and a $2.4 million pre-tax bargain purchase gain.

Mid-Wisconsin Financial Services, Inc. (“Mid-Wisconsin”): On April 26, 2013, the Company consummated its acquisition of Mid-Wisconsin, pursuant to the Agreement and Plan of Merger by and among the Company and Mid-Wisconsin dated November 28, 2012, as amended January 17, 2013 (the “Merger Agreement”), whereby Mid-Wisconsin was merged with and into the Company, and Mid-Wisconsin Bank, Mid-Wisconsin’s wholly owned commercial bank subsidiary serving central Wisconsin, was merged with and into Nicolet National Bank.  The system integration was completed, and the eleven branches of Mid-Wisconsin opened on April 29, 2013 as Nicolet National Bank branches.

Note 2 – Acquisitions, continued

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

The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Mid-Wisconsin prior to the consummation date were not included in the accompanying consolidated financial statements.  The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of core deposit intangibles, securities, premises and equipment, loans, other real estate owned, deposits, debt and deferred taxes with the assistance of third party valuations, appraisals, and third party advisors.  The estimated fair values will be subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period of approximately one year from consummation.

The fair value of the assets acquired and liabilities assumed on April 26, 2013 was as follows:

(in millions)	As recorded by Mid-Wisconsin	Fair value adjustments		As recorded by Nicolet
Cash, cash equivalents and securities available for sale	$134	$(1)		$133
Loans, net	284	(12)		272
Other real estate owned	5	(3)		2
Core deposit intangible	-	4		4
Premises, equipment, and other assets	17	8	(1)(3)	25
Total assets acquired	$440	$(4)		$436

Deposits	$345	$1		$346
Junior subordinated debentures, borrowings and other liabilities	72	(2)	(2)(3)	70
Total liabilities acquired	$417	$(1)		$416

Excess of assets acquired over liabilities acquired	$23	$(3)		$20
Less: purchase price				$10
Bargain purchase gain				$10

(1) Includes premises and equipment adjustment of $2 million and deferred tax asset of $6 million.
(2) Includes borrowings adjustment increase of $2 million and subordinated debentures adjustment decrease of $5 million.
(3) Includes a $0.9 million adjustment due to a change in estimate as discussed in Note 11.

The following unaudited pro forma information presents the results of operations for three months ended and nine months ended September 30, 2013 and 2012, as if the acquisition had occurred January 1 of each year. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.  These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

Note 2 – Acquisitions, continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)
Total revenues, net of interest expense	$17,697	$13,654	$46,538	$40,290
Net income	3,138	1,127	13,347	270

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(In thousands except per share data)
Net income, net of noncontrolling interest	$2,947	$965	$15,159	$2,099
Less: preferred stock dividends	305	305	915	915
Net income available to common shareholders	$2,642	$660	$14,244	$1,184
Weighted average common shares outstanding	4,228	3,415	3,890	3,450
Effect of dilutive stock instruments	10	16	10	15
Diluted weighted average common shares outstanding	4,238	3,431	3,900	3,465
Basic earnings per common share*	$0.62	$0.19	$3.66	$0.34
Diluted earnings per common share*	$0.62	$0.19	$3.65	$0.34

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

Options to purchase approximately 0.5 million shares were outstanding at the quarters and nine months ending September 30, 2013 and 2012, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

Note 4 – Stock-based Compensation

Activity of the Company’s Stock Incentive Plans is summarized in the following tables:
Stock Options	Weighted- Average Fair Value of Options Granted	Option Shares Outstanding	Weighted- Average Exercise Price	Exercisable Shares
Balance – December 31, 2011		702,907	$17.78	533,074
Granted	$4.87	184,625	16.50
Exercise of stock options		(25,750)	12.50
Forfeited		(36,250)	16.84
Balance – December 31, 2012		825,532	17.70	548,623
Granted	-	-	-
Exercise of stock options		(15,625)	13.20
Forfeited		(4,250)	15.06
Balance – September 30, 2013		805,657	$17.80	570,635

Options outstanding at September 30, 2013 are exercisable at option prices ranging from $12.50 to $26.00.  There are 363,583 options outstanding in the range from $12.50 - $17.00, 396,074 options outstanding in the range from $17.01 - $22.00, and 46,000 options outstanding in the range from $22.01 - $26.00.  The exercisable options have a weighted average remaining contractual life of approximately 4 years as of September 30, 2013.

Note 4 – Stock-based Compensation, continued

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options.  The total intrinsic value of options exercised in the first nine months of 2013, and full year of 2012 was approximately $48,000, and $103,000, respectively. The weighted average exercise price of stock options exercisable at September 30, 2013 was $18.24.

Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Shares Outstanding
Balance – December 31, 2011	$-	-
Granted	16.50	54,725
Vested	-	-
Forfeited	16.50	(250)
Balance – December 31, 2012	16.50	54,475
Granted	16.50	10,606
Vested *	16.50	(12,958)
Forfeited	-	-
Balance – September 30, 2013	$16.50	52,123

*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and 3,812 shares were surrendered accordingly during the nine months ended September 30, 2013.

The Company recognized approximately $480,000 and $376,000 of stock-based employee compensation expense during the nine months ended September 30, 2013 and 2012, respectively, associated with its stock equity awards.  As of September 30, 2013, there was approximately $1.6 million of unrecognized compensation cost related to equity award grants.  The cost is expected to be recognized over the weighted average remaining vesting period of approximately five years.

Note 5- Securities Available for Sale

Amortized costs and fair values of securities available for sale are summarized as follows:

	September 30, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$2,327	$4	$8	$2,323
State, county and municipals	55,134	1,072	696	55,510
Mortgage-backed securities	72,592	594	1,374	71,812
Corporate debt securities	220	-	-	220
Equity securities	1,131	1,360	-	2,491
	$131,404	$3,030	$2,078	$132,356

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
State, county and municipals	$31,642	$1,079	$34	$32,687
Mortgage-backed securities	19,876	803	11	20,668
Equity securities	1,624	922	-	2,546
	$53,142	$2,804	$45	$55,901

Note 5- Securities Available for Sale, continued

The following table represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprises	$509	$8	$-	$-	$509	$8
State, county and municipals	20,750	696	-	-	20,750	696
Mortgage-backed securities	45,334	1,374	-	-	45,334	1,374
	$66,593	$2,078	$-	$-	$66,593	$2,078

	December 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$4,250	$34	$-	$-	$4,250	$34
Mortgage-backed securities	3,507	11	-	-	3,507	11
	$7,757	$45	$-	$-	$7,757	$45

As of September 30, 2013 the Company does not consider securities with unrealized losses to be other-than-temporarily impaired.  The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities to maturity.  There were no other-than-temporary impairments charged to earnings during the three and nine month periods ending September 30, 2013 or 2012.

The amortized cost and fair values of securities available for sale at September 30, 2013 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Fair values of securities are estimated based on financial models or prices paid for the same or similar securities.  It is possible interest rates could change considerably, resulting in a material change in estimated fair value.
	September 30, 2013
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$10,304	$10,377
Due in one year through five years	33,682	34,356
Due after five years through ten years	12,517	12,159
Due after ten years	1,178	1,161
	57,681	58,053
Mortgage-backed securities	72,592	71,812
Equity securities	1,131	2,491
Securities available for sale	$131,404	$132,356

Proceeds from sales of securities available for sale during the first nine months of 2013 and 2012 were approximately $44.8 million and $5.4 million respectively.  Net gains of approximately $203,000 and $440,000 were realized on sales of securities during the first nine months of 2013 and 2012.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality

The loan composition as of September 30, 2013 and December 31, 2012 is summarized as follows.

	2013		2012
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$251,590	28.9%	$197,301	35.7%
Agricultural production	14,071	1.6	215	0. 1
Owner-occupied commercial real estate (“CRE”)	203,715	23.4	106,888	19.3
Agricultural real estate	37,738	4.3	11,354	2.1
CRE investment	106,763	12.2	76,618	13.9
Construction & land development	38,757	4.4	21,791	3.9
Residential construction	12,831	1.5	7,957	1.4
Residential first mortgage	150,117	17.2	85,588	15.5
Residential junior mortgage	49,518	5.7	39,352	7.1
Retail & other	6,832	0.8	5,537	1.0
Loans	871,932	100.0%	552,601	100.0%
Less allowance for loan losses	9,187		7,120
Loans, net	$862,745		$545,481
Allowance for loan losses to loans	1.05%		1.29%

Practically all of the Company’s loans, commitments, and standby letters of credit have been granted to customers in the Company’s market area.  Although the Company has a diversified loan portfolio, the credit risk in the loan portfolio is largely influenced by general economic conditions and trends of the counties and markets in which the debtors operate, and the resulting impact on the operations of borrowers or on the value of underlying collateral, if any.

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

The allocation methodology used by the Company includes specific allocations for impaired loans evaluated individually for impairment based on collateral values and for the remaining loan portfolio collectively evaluated for impairment primarily based on historical loss rates and other qualitative factors.  Loan charge-offs and recoveries are based on actual amounts charged-off or recovered by loan category.  Management allocates the ALLL by pools of risk within each loan portfolio.  Due to the short period of time since the acquisitions and consistent with acquisition accounting rules, no ALLL has been recorded on acquired loans at September 30, 2013.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment based on the impairment method for the periods indicated:

	Nine Months ended September 30, 2013
(in thousands) ALLL:	Commercial & industrial	Agricultural production	Owner- occupied CRE	Agricultural real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,969	$-	$1,069	$-	$337	$2,580	$137	$685	$312	$31	$7,120
Provision	194	8	(398)	-	642	3,498	62	(168)	50	37	3,925
Charge-offs	(474)	-	(113)	-	(798)	(319)	-	(86)	(142)	(46)	(1,978)
Recoveries	27	-	83	-	-	-	-	8	1	1	120
Ending balance	$1,716	$8	$641	$-	$181	$5,759	$199	$439	$221	$23	$9,187
As percent of ALLL	18.7%	0.1%	7.0%	-%	2.0%	62.5%	2.2%	4.8%	2.4%	0.3%	100.0%

ALLL: Individually evaluated	$-	$-	$-	$-	$-	$3,230	$-	$-	$-	$-	$3,230
Acquired loans subsequently impaired	-	-	-	-	-	-	-	-	-	-	-
PCI loans	-	-	-	-	-	-	-	-	-	-	-
Collectively evaluated	1,716	8	641	-	181	2,529	199	439	221	23	5,957
Ending balance	$1,716	$8	$641	$-	$181	$5,759	$199	$439	$221	$23	$9,187

Loans:
Individually evaluated	$-	$-	$-	$-	$857	$8,213	$-	$371	$-	$-	$9,441
Acquired loans subsequently impaired	100	-	4,300	-	1,562	529	-	-	-	-	6,491
PCI loans	1	13	1,334	444	4,030	691	-	2,216	232	-	8,961
Collectively evaluated	251,489	14,058	198,081	37,294	100,314	29,324	12,831	147,530	49,286	6,832	847,039
Total loans	$251,590	$14,071	$203,715	$37,738	$106,763	$38,757	$12,831	$150,117	$49,518	$6,832	$871,932

Less ALLL	$1,716	$8	$641	$-	$181	$5,759	$199	$439	$221	$23	$9,187
Net loans	$249,874	$14,063	$203,074	$37,738	$106,582	$32,998	$12,632	$149,678	$49,297	$6,809	$862,745

	Nine Months ended September 30, 2012
(in thousands) ALLL:	Commercial & industrial	Agricultural production	Owner- occupied CRE	Agricultural real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,965	$-	$347	$-	$393	$2,035	$311	$405	$419	$24	$5,899
Provision	(533)	-	1,979	127	394	931	134	334	(29)	13	3,350
Charge-offs	(129)	-	(1,200)	(127)	(305)	(307)	(396)	(216)	(118)	(38)	(2,836)
Recoveries	34	-	9	-	-	22	-	7	5	1	78
Ending balance	$1,337	$-	$1,135	$-	$482	$2,681	$49	$530	$277	$-	$6,491
As percent of ALLL	20.6%	-%	17.5%	-%	7.4%	41.2%	0.8%	8.2%	4.3%	0.0%	100.0%

ALLL: Individually evaluated	$-	$-	$165	$-	$-	$-	$-	$-	$-	$-	$165
Collectively evaluated	1,337	-	970	-	482	2,681	49	530	277	-	6,326
Ending balance	$1,337	$-	$1,135	$-	$482	$2,681	$49	$530	$277	$-	$6,491

Loans:
Individually evaluated	$3,986	$-	$354	$-	$380	$8,558	$397	$1,326	$-	$151	$15,152
Collectively evaluated	197,063	315	105,231	1,201	76,393	18,406	7,273	78,216	40,928	5,530	530,556
Total loans	$201,049	$315	$105,585	$1,201	$76,773	$26,964	$7,670	$79,542	$40,928	$5,681	$545,708

Less ALLL	$1,337	$-	$1,135	$-	$482	$2,681	$49	$530	$277	$-	$6,491
Net loans	$199,712	$315	$104,450	$1,201	$76,291	$24,283	$7,621	$79,012	$40,651	$5,681	$539,217

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

The following table presents nonaccrual loans by portfolio segment as of September 30, 2013 and December 31, 2012.  Of the nonaccrual loans initially acquired in 2013 mergers, $9.0 million remains included in the $17.4 million of nonaccruals at September 30, 2013.

(in thousands)	2013	% to Total	2012	% to Total
Commercial & industrial	$115	0.7%	$784	11.2%
Agricultural production	15	0.1	-	-
Owner-occupied CRE	5,521	31.7	1,960	27.9
Agricultural real estate	451	2.6	-	-
CRE investment	6,447	37.0	-	-
Construction & land development	1,310	7.5	2,560	36.4
Residential construction	-	-	-	-
Residential first mortgage	3,112	17.9	1,580	22.5
Residential junior mortgage	322	1.8	-	-
Retail & other	129	0.7	142	2.0
Nonaccrual loans	$17,422	100.0%	$7,026	100.0%

The following tables present past due loans by portfolio segment:

	September 30, 2013
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$168	$115	$251,307	$251,590
Agricultural production	9	15	14,047	14,071
Owner-occupied CRE	47	5,521	198,147	203,715
Agricultural real estate	78	451	37,209	37,738
CRE investment	498	6,447	99,818	106,763
Construction & land development	32	1,310	37,415	38,757
Residential construction	-	-	12,831	12,831
Residential first mortgage	1,159	3,112	145,846	150,117
Residential junior mortgage	53	322	49,143	49,518
Retail & other	-	129	6,703	6,832
Total loans	$2,044	$17,422	$852,466	$871,932
As a percent of total loans	0.2%	2.0%	97.8%	100.0%

	December 31, 2012
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$-	$784	$196,517	$197,301
Agricultural production	-	-	215	215
Owner-occupied CRE	-	1,960	104,928	106,888
Agricultural real estate	-	-	11,354	11,354
CRE investment	-	-	76,618	76,618
Construction & land development	-	2,560	19,231	21,791
Residential construction	-	-	7,957	7,957
Residential first mortgage	-	1,580	84,008	85,588
Residential junior mortgage	-	-	39,352	39,352
Retail & other	6	142	5,389	5,537
Total loans	$6	$7,026	$545,569	$552,601
As a percent of total loans	0.0%	1.3%	98.7%	100.0%

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

6  Special Mention:  Credits with this rating have potential weaknesses that, without the Company’s attention and correction may result in deterioration of repayment prospects.  These assets are considered Criticized Assets.  Potential weaknesses may include adverse financial trends for the borrower or industry, repeated lack of compliance with Company requests, increasing debt to net worth, serious management conditions and decreasing cash flow.

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

The following tables present loans by loan grade:

	September 30, 2013
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$236,939	$8,900	$4,951	$800	$-	$-	$251,590
Agricultural production	13,739	232	-	100	-	-	14,071
Owner-occupied CRE	184,174	8,012	3,283	8,246	-	-	203,715
Agricultural real estate	26,160	10,378	63	1,137	-	-	37,738
CRE investment	96,507	2,355	308	7,593	-	-	106,763
Construction & land development	26,202	1,986	971	9,598	-	-	38,757
Residential construction	12,471	-	-	360	-	-	12,831
Residential first mortgage	145,578	703	-	3,836	-	-	150,117
Residential junior mortgage	48,951	219	-	348	-	-	49,518
Retail & other	6,668	17	-	147	-	-	6,832
Total loans	$797,389	$32,802	$9,576	$32,165	$-	$-	$871,932
Percent of total	91.4%	3.8%	1.1%	3.7%	-	-	100%

	December 31, 2012
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$192,426	$1,969	$604	$2,517	$-	$-	$197,516
Owner-occupied CRE	96,313	16,502	1,832	3,595	-	-	118,242
CRE investment	66,358	8,545	-	1,715	-	-	76,618
Construction & land development	12,351	855	877	7,708	-	-	21,791
Residential construction	6,775	-	-	1,182	-	-	7,957
Residential first mortgage	82,914	1,094	-	1,580	-	-	85,588
Residential junior mortgage	38,582	199	249	322	-	-	39,352
Retail & other	5,537	-	-	-	-	-	5,537
Total loans*	$501,256	$29,164	$3,562	$18,619	$-	$-	$552,601
Percent of total	90.7%	5.3%	0.6%	3.4%	-	-	100%
* Agricultural production and agricultural real estate loans were not significant at December 31, 2012 and it was not practical to restate commercial & industrial and CRE investment, respectively for these changes.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

Management considers a loan to be impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. For determining the adequacy of the ALLL, management defines impaired loans as nonaccrual credit relationships of over $250,000, plus additional loans with impairment risk characteristics.  Management instituted the nonaccrual scope criteria in the second quarter of 2013, particularly in response to the higher volume of smaller nonaccrual loans acquired in the 2013 mergers.  At the time an individual loan goes into nonaccrual status, however, management evaluates the loan for impairment and possible charge-off regardless of loan size.

In determining the appropriateness of the ALLL, management includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and another component primarily based on other qualitative factors.  Impaired loans are individually assessed and are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present impaired loans as of the dates indicated.  PCI loans acquired in the 2013 mergers were initially recorded at a fair value of $16.7 million on their respective acquisition dates, net of an initial $12.2 million nonaccretable mark and a zero accretable mark.  At September 30, 2013, the initially acquired PCI loans represent $9.0 million of the $18.4 million impaired loans at September 30, 2013 shown below; this $9.0 million of PCI loans are net of a remaining $10.9 million nonaccretable difference and a zero accretable mark.  Also included in the September 30, 2013 impaired loans is the one troubled debt restructuring loan described below under “Troubled Debt Restructurings.”

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2013
With no related allowance:
Commercial & industrial	$101	$170	$-	$108	$6
Agricultural production	13	40	-	17	4
Owner-occupied CRE	5,634	6,942	-	6,180	318
Agricultural real estate	444	554	-	447	8
CRE investment	6,450	10,955	-	6,678	499
Construction & land development	5,570	6,170	-	5,652	76
Residential construction	-	-	-	-	-
Residential first mortgage	2,586	4,088	-	2,684	161
Residential junior mortgage	232	499	-	236	14
Retail & Other	-	-	-	-	-
With a related allowance:			-
Commercial & industrial	$-	$-	$-	$-	$-
Agricultural production	-	-	-	-	-
Owner-occupied CRE	-	-	-	-	-
Agricultural real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development	3,863	3,863	3,230	3,863	-
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total:
Commercial & industrial	$101	$170	$-	$108	$6
Agricultural production	13	40	-	17	4
Owner-occupied CRE	5,634	6,942	-	6,180	318
Agricultural real estate	444	554	-	447	8
CRE investment	6,450	10,955	-	6,678	499
Construction & land development	9,433	10,033	3,230	9,515	76
Residential construction	-	-	-	-	-
Residential first mortgage	2,586	4,088	-	2,684	161
Residential junior mortgage	232	499	-	236	14
Retail & Other	-	-	-	-	-
Total	$24,893	$33,281	$3,230	$25,865	$1,086

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2012
With no related allowance:
Commercial & industrial	$784	$1,287	$-	$3,015	$265
Owner-occupied CRE	1,960	1,960	-	636	95
CRE investment	-	-	-	439	-
Construction & land development	2,560	2,560	-	6,333	-
Residential construction	-	-	-	620	-
Residential first mortgage	1,580	1,696	-	1,298	88
Residential junior mortgage	-	-	-	58	-
Retail & Other	142	150	-	120	7
With a related allowance:			-
Commercial & industrial	$-	$-	$-	$177	$-
Owner-occupied CRE	-	-	-	162	-
CRE investment	-	-	-	-	-
Construction & land development.	-	-	-	-	-
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & other	-	-	-	-	-
Total:
Commercial & industrial	$784	$1,287	$-	$3,192	$265
Owner-occupied CRE	1,960	1,960	-	798	95
CRE investment	-	-	-	439	-
Construction & land development	2,560	2,560	-	6,333	-
Residential construction	-	-	-	620	-
Residential first mortgage	1,580	1,696	-	1,298	88
Residential junior mortgage	-	-	-	58	-
Retail & other	142	150	-	120	7
Total*	$7,026	$7,653	$-	$12,858	$455
* Agricultural production and agricultural real estate loans were not significant at December 31, 2012 and it was not practical to restate commercial & industrial and CRE investment, respectively for these changes.

Troubled Debt Restructurings

At September 30, 2013, there was one construction and land development loan classified as a troubled debt restructuring, and no such loans at December 31, 2012.  This loan had a premodification balance of $3.9 million and at September 30, 2013, had a balance of $3.9 million, was in compliance with its modified terms, was not past due, and was included in impaired loans with a specific reserve allocation of $3.2 million. This loan is disclosed as impaired as a result of its recent classification as a troubled debt restructuring. There were no other loans which were modified and classified as troubled debt restructurings at September 30, 2013.  There were no loans which were classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the nine months ended September 30, 2013.  Loans which were considered troubled debt restructurings by Mid-Wisconsin prior to the acquisition are not required to be classified as troubled debt restructurings in the Company’s financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

Note 7- Other Real Estate Owned (“OREO”)

A summary of OREO, net of valuation allowances, for the periods indicated is as follows:

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands)	2013	2012	2013	2012
Balance at beginning of period	$3,360	$890	$193	$641
Transfer of loans at net realizable value to OREO	981	337	3,097	1,506
Sale proceeds	(1,894)	(615)	(2,887)	(1,478)
Net gain (loss) from sale of OREO	889	5	1,177	(52)
Acquired balance, net	524	-	2,280	-
Balance at end of period	$3,860	$617	$3,860	$617

Note 8- Borrowings

At September 30, 2013 the Company had short-term borrowings maturing within twelve months consisting of short term repurchase agreements of approximately $17.7 million.

The Company had the following long term notes payable:

(in thousands)	September 30, 2013	December 31, 2012
Joint venture note	$9,982	$10,155
Federal Home Loan Bank (“FHLB”) advances	22,500	25,000
Notes payable	$32,482	$35,155

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

At September 30, 2013 and December 31, 2012, the Company’s fixed-rate FHLB advances totaled $22.5 million and $25 million, respectively, require interest-only monthly payments, and have maturities through August 2016.  The weighted average rate of FHLB advances was 1.85% and 2.87% at September 30, 2013 and December 31, 2012, respectively. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which totaled approximately $80.3 million and $54.2 million at September 30, 2013 and December 31, 2012, respectively.

The following table shows the maturity schedule of the notes payable as of September 30, 2013:

Years Ending December 31,	(in thousands)
2013	$60
2014	11,248
2015	5,762
2016	14,412
2017	-
2018	1,000
$32,482

Note 9 - Junior Subordinated Debentures

At September 30, 2013, the Company’s carrying value of junior subordinated debentures was $12.1 million. In July 2004 Nicolet Bankshares Statutory Trust I (the “Statutory Trust”), issued $6.0 million of guaranteed preferred beneficial interests (“trust preferred securities”) that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of the Statutory Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Statutory Trust to purchase $6.2 million of junior subordinated debentures of the Company, which pay an 8% fixed rate. Interest on these debentures is current. The debentures may be redeemed in part or in full, on or after July 15, 2009 at par plus any accrued but unpaid interest. The maturity date of the debenture, if not redeemed, is July 15, 2034.

Note 9 - Junior Subordinated Debentures, continued

As part of the Mid-Wisconsin acquisition, the Company assumed $10.3 million of junior subordinated debentures related to $10.0 million of issued trust preferred securities.  The trust preferred securities and the debentures mature on December 15, 2035 and have a floating rate of the three-month LIBOR plus 1.43% adjusted quarterly.  Interest on these debentures is current.  The debentures may be called at par in part or in full, on or after December 15, 2010 or within 120 days of certain events.  At acquisition the debentures were recorded at a fair value of $5.8 million, with the discount being accreted to interest expense over the remaining life of the debentures.  The September 30, 2013, carrying value of these trust preferred securities of $5.9 million qualifies as Tier 1 capital.

Note 10 - Fair Value Measurements

The  relevant  accounting  standard  (ASC  Topic  820,  “Fair  Value  Measurements  and Disclosures”)  defines  fair  value,  establishes  a  framework  for  measuring  fair  value,  and  expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements; accordingly, the standard amends numerous accounting pronouncements but does not require any new fair value measurements of reported balances.   The standard emphasizes that fair value (i.e. the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement versus an entity-specific measurement.

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

The following table presents items measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Recurring Basis
	September 30, 2013
		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
U.S. government sponsored enterprises	$2,323	$-	$2,323	$-
State, county and municipals	55,510		55,160	350
Mortgage-backed securities	71,812	-	71,812	-
Corporate debt securities	220	-	-	220
Equity securities	2,491	2,491	-	-
Securities available for sale, September 30, 2013	$132,356	$2,491	$129,295	$570

	December 31, 2012
		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
State, county and municipals	$32,687	$-	$32,312	$375
Mortgage-backed securities	20,668	-	20,668	-
Equity securities	2,546	2,546	-	-
Securities available for sale, December 31, 2012	$55,901	$2,546	$52,980	$375

The following is a description of the valuation methodologies used by the Company for the items noted in the table above, including the general classification of such instruments in the fair value hierarchy. Where quoted market prices on securities exchanges are available, the investment is classified in Level 1 of the fair value hierarchy. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using pricing models (such as matrix pricing which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities), quoted market prices of securities with similar characteristic (adjusted for differences between the quoted instruments and the instrument being valued), or discounted cash flows, and are classified in Level 2 of the fair value hierarchy. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include auction rate securities available for sale (for which there has been no liquid market since 2008) and corporate debt securities.  At September 30, 2013 and December 31, 2012, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on receipt of par from refinances for the auction rate securities.

Note 10 - Fair Value Measurements, continued

The following table presents the Company’s collateral-dependent impaired loans and other real estate owned measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

Assets Measured at Fair Value on a Nonrecurring Basis
	September 30, 2013
		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral-dependent impaired loans	$18,402	$-	$-	$18,402
Other real estate owned	3,860	-	-	3,860

	December 31, 2012
		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral-dependent impaired loans	$7,026	$-	$-	$7,026
Other real estate owned	193	-	-	193

The following is a description of the valuation methodologies used by the Company for the items noted in the table above, including the general classification of such instruments in the fair value hierarchy.  For individually evaluated impaired loans, the amount of impairment is based upon the estimated fair value of the underlying collateral for collateral-dependent loans.  For other real estate owned, the fair value is based upon the estimated fair value of the underlying collateral adjusted for the expected costs to sell.

Summarized below are the estimated fair values of the Company’s financial instruments at September 30, 2013 and December 31, 2012, along with the methods and assumptions used by the Company in estimating the fair value disclosures.

	September 30, 2013
	Carrying	Estimated	Fair Value Measurements Using
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$49,500	$49,500	$49,500	$-	$-
Certificates of deposit in other banks	1,960	1,960	1,960	-	-
Securities available for sale	132,356	132,356	2,491	129,295	570
Other investments	7,982	7,982	-	5,841	2,141
Loans held for sale	3,333	3,333	3,333	-	-
Loans, net	862,745	845,221	-	-	845,221
Bank owned life insurance	23,576	23,576	23,576	-	-
Financial liabilities:
Deposits	$960,190	$962,438	$-	$-	$962,438
Short-term borrowings	17,693	17,693	17,693	-	-
Notes payable	32,482	32,664	-	32,664	-
Junior subordinated debentures	12,079	11,751	-	-	11,751

Note 10 - Fair Value Measurements, continued

	December 31, 2012
	Carrying	Estimated	Fair Value Measurements Using
(in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$82,003	$82,003	$82,003	$-	$-
Securities available for sale	55,901	55,901	2,546	52,980	375
Other investments	5,221	5,221	-	3,243	1,978
Loans held for sale	7,323	7,323	7,323	-	-
Loans, net	545,481	540,887	-	-	540,887
Bank owned life insurance	18,697	18,697	18,697	-	-
Financial liabilities:
Deposits	$616,093	$617,677	$-	$-	$617,677
Short-term borrowings	4,035	4,035	4,035	-	-
Notes payable	35,155	36,017	-	36,017	-
Junior subordinated debentures	6,186	6,186	-	-	6,186

The following is a description of the valuation methodologies used for assets and liabilities which are either recorded or disclosed at fair value.

Cash and cash equivalents and certificates of deposit in other banks:  For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities available for sale and other investments:  Fair values for securities are based on quoted market prices on securities exchanges, when available, which is considered a Level 1 measurement.  If quoted market prices are not available, fair value is generally determined using pricing models widely used in the industry, quoted market prices of securities with similar characteristics, or discounted cash flows, which is considered a Level 2 measurement, and Level 3 was deemed appropriate for auction rate securities (for which there has been no liquid market since 2008) and corporate debt securities which include trust preferred security investments.  The corporate debt securities were acquired in the Mid-Wisconsin acquisition and valued based on discounted cash flows and the credit quality of the underlying issuer.    The fair value approximates the acquired cost at September 30, 2013.  For other investments, the carrying amount of Federal Reserve Bank and FHLB stock is a reasonably accepted fair value estimate given their restricted nature.  Fair value is the redeemable (carrying) value based on the redemption provisions of the instruments which is considered a Level 2 measurement.  The carrying amount of the remaining other investments (particularly common stocks of companies or other banks that are not publicly traded) approximates their fair value, determined primarily by analysis of company financial statements and recent capital issuances of the respective companies or banks, if any and represents a Level 3 measurement.

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

Off-balance-sheet instruments:  The estimated fair value of letters of credit at September 30, 2013 and December 31, 2012 was insignificant.  Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at September 30, 2013 and December 31, 2012.

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

Note 11 – Subsequent Event

The Company announced earnings for the three months and nine months ended September 30, 2013 on October 15, 2013. Subsequent to that date, there have been developments related to an ongoing legal matter acquired in the Mid-Wisconsin transaction. Such litigation was pre-existing at the time of acquisition. The recent events in the fourth quarter support a change in estimate of loss on this litigation to $0.9 million, net of tax, which has been recorded against the bargain purchase gain of the Mid-Wisconsin transaction and imposed back against third quarter earnings.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Nicolet Bankshares, Inc. is a bank holding company headquartered in Green Bay, Wisconsin, providing a diversified range of traditional banking and wealth management services to individuals and businesses in its market area through the 23 branch offices of its banking subsidiary, Nicolet National Bank, in northeastern and central Wisconsin and Menominee, Michigan.

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

At September 30, 2013, total assets were $1.1 billion and net income for the nine months ended September 30, 2013 was $15.2 million.  Financial results as of September 30, 2013 and for the three and nine months ended September 30, 2013, are largely impacted by the Company’s acquisition of Mid-Wisconsin Financial Services, Inc. (“Mid-Wisconsin”), consummated on April 26, 2013, and its FDIC-assisted transaction acquiring Bank of Wausau, effective August 9, 2013.  The eleven banking branches of Mid-Wisconsin and the one branch of Bank of Wausau opened as Nicolet National Bank branches on April 29 and August 10, 2013, respectively. The transactions were accounted for under the acquisition method of accounting, and thus, the results of operations of Mid-Wisconsin and Bank of Wausau prior to their respective consummation dates were not included in the accompanying consolidated financial statements.  At acquisition, the Mid-Wisconsin transaction increased total assets by $435 million, total liabilities by $415 million, common equity by approximately $9.3 million, and resulted in a bargain purchase gain of $10.4 million during the second quarter of 2013.  In the third quarter, a $0.9 million negative adjustment was recorded due to a change in estimate as discussed in Note 11. The income statement also included approximately $1.7 million of pre-tax, non-recurring merger related expenses tied to preparation for, consummation of and integration of Mid-Wisconsin into the Company.  On a smaller scale, the Bank of Wausau transaction increased total assets by $47 million at acquisition, and resulted in pre-tax bargain purchase gain of $2.4 million and approximately $0.2 million of pre-tax, non-recurring merger related expenses during the third quarter of 2013. Finally, acquisition accounting requires assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition, which impacted various ratios, but most notably asset quality measures (as loans are recorded directly at their estimated fair value and no addition to the allowance for loan losses is recorded at consummation) and taxes.  For additional details, see “Note 2 – Acquisitions”, “Note 6 – Loans, Allowance for Loan Losses, and Credit Quality”, and “Income Taxes” within this document.

On November 28, 2012, Nicolet entered into a merger agreement with Mid-Wisconsin and initially filed a Registration Statement on Form S-4 (Regis. No. 333-186401) (the “Registration Statement”) with the Securities and Exchange Commission under the provisions of the Securities Act.  On March 26, 2013, the Registration Statement became effective and Nicolet became a public reporting company under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

●	economic, political and competitive forces affecting Nicolet’s banking and wealth management businesses;
●	changes in interest rates, monetary policy and general economic conditions, which may impact Nicolet’s net interest income;
●	potential difficulties in integrating the operations of Nicolet with Mid-Wisconsin and Bank of Wausau;
●	the risk that Nicolet’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and
●	other factors discussed under “Risk Factors” included in the Joint Proxy Statement-Prospectus contained in the Registration Statement.

These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements.  Nicolet specifically disclaims any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

Critical Accounting Policies

The consolidated financial statements of Nicolet Bankshares, Inc. and its subsidiaries are prepared in conformity with U.S. GAAP and follow general practices within the industry in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the valuation of loans acquired in the Mid-Wisconsin and Bank of Wausau transactions, as well as the determination of the allowance for loan losses and income taxes and, therefore, are critical accounting policies.

Business Combinations and Valuation of Loans Acquired in Business Combinations

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

The following discussion is Nicolet management’s analysis of the consolidated financial condition as of September 30, 2013 and December 31, 2012 and results of operations for the three-month and nine-month periods ended September 30, 2013 and 2012.  It should be read in conjunction with Nicolet’s audited consolidated financial statements as of December 31, 2012 and 2011, and for the three years ended December 31, 2012, included in the Registration Statement.

Performance Summary

Nicolet reported net income of $15.2 million for the nine months ended September 30, 2013, compared to $2.1 million for the comparable period of 2012. Net income available to common shareholders for the first nine months of 2013 was $14.2 million, or $3.65 per diluted common share, compared to net income available to common shareholders of $1.2 million, or $0.34 per diluted common share, for the first nine months of 2012.  Income statement results and average balances for 2013 include approximately five months of Mid-Wisconsin and two months of Bank of Wausau activity (as results of operations of both entities prior to consummation are appropriately not included in the accompanying consolidated financial statements). Results for the first nine months of 2013 included total bargain purchase gains of $11.9 million and pre-tax, non-recurring expenses of approximately $1.9 million specifically related to the consummation and integration of the Mid-Wisconsin and Bank of Wausau transactions combined.

●
Net interest income was $26.4 million for the first nine months of 2013, an increase of $10.3 million or 64% over the $16.1 million for the first nine months of 2012.  The improvement was predominantly volume related, given the timing of the acquisitions, but also favorably impacted by an increase in interest rate spread on higher average earning assets.  On a tax-equivalent basis, the net interest margin for the first nine months of 2013 was 4.09%, up 51 basis points (“bps”) from 3.58% for the comparable 2012 period.  The cost of interest-bearing liabilities was 0.85%, 47 bps lower than the first nine months of 2012, while the average yield on earning assets was 4.80%, 12 bps higher than the first nine months of 2012, resulting in a 59 bps improvement in the interest rate spread.

28

●
Loans were $872 million at September 30, 2013, up $319 million or 58% over $553 million at December 31, 2012, and up $326 million or 60% over $546 million at September 30, 2012.  Removing the $284 million of loans added at acquisition (i.e. $272 million from Mid-Wisconsin and $12 million from Bank of Wausau), loans grew organically up 6% and 8% over December 31 and September 30, 2012, respectively.  Between the comparative nine month periods, average loans were $720 million in 2013 yielding 5.43%, compared to $510 million in 2012 yielding 5.15%.

●
Total deposits were $960 million at September 30, 2013, up $344 million or 56% over $616 million at December 31, 2012, and up $405 million or 73% over $555 million at September 30, 2012.  Removing the $370 million of deposits added at acquisition (i.e. $346 million from Mid-Wisconsin and $24 million net deposits acquired from Bank of Wausau given the quick redemption of $18 million of rate-sensitive certificates of deposit), deposits grew organically 6% over September 30, 2012, while down 4% from December 31, 2012, evidencing a customary pattern of deposit decline historically following year ends through the first nine months.  Between the comparative nine month periods, average total deposits were $777 million, with interest-bearing deposits costing 0.65%, compared to $532 million in 2012, with interest-bearing deposits costing 1.06%.

●
Asset quality measures remained relatively strong, though have been impacted by the 2013 acquisitions.  Nonperforming assets were 1.88% of total assets at September 30, 2013, compared to 0.97% at year end 2012. The allowance for loan losses was $9.2 million or 1.05% of loans at September 30, 2013 (impacted by the mergers adding no allowance for loan losses while adding $284 million to loans at acquisition), compared to $7.1 million or 1.29%, respectively, at December 31, 2012.  The provision for loan losses was $3.9 million with net charge offs of $1.9 million for the first nine months of 2013, versus provision of $3.4 million with $2.8 million of net charge offs for the comparable 2012 period.

●
Noninterest income was $22.3 million for the first nine months of 2013, up $14.3 million over the first nine months of 2012, with $11.9 million of this variance attributable to the bargain purchase gains recorded in conjunction with the mergers.  Other notable increases over prior year, largely due to increased business from the expanded size of the company, were seen in service charges (up $0.4 million or 47%), trust fee income (up $0.7 million or 33%), net gains on sale of assets (up $1.0 million, mainly in favorable sale resolutions of other real estate owned), and other income (up $0.4 million, of which $0.3 million increase is due to income from higher debit card volumes).  Mortgage income was $0.3 million or 14% lower than the comparable nine-month period of 2012, resulting from a significant third quarter 2013 decline in mortgage production, largely in response to rising mortgage rates and uncertainties in economic and political events of the quarter.

●
Noninterest expense was $26.2 million for the first nine months of 2013, up $8.4 million over the first nine months of 2012, as the 2013 period included increased operations for approximately five months from the Mid-Wisconsin and two months from the Bank of Wausau transactions and approximately $1.9 million of non-recurring merger-related expenses.  Most notably, salaries and benefits accounted for $4.5 million of the increase (of which approximately $1 million was attributable to non-recurring merger expenses), other expenses increased $1.8 million (of which nearly $0.9 million was attributable to non-recurring merger expenses), and core deposit intangible amortization increased $0.3 million, fully attributable to the Mid-Wisconsin merger.

Net Interest Income

Nicolet’s earnings are substantially dependent on net interest income.  Net interest income is the primary source of Nicolet’s revenue and is the difference between interest income earned on interest earning assets, such as loans and investments,  and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Net interest income is directly impacted by the sensitivity of the balance sheet to changes in interest rates and by the amount and composition of earning assets and interest-bearing liabilities, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, and repricing frequencies.

Comparison of the nine months ending September 30, 2013 versus 2012

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $26.4 million in the first nine months of 2013, compared to $16.1 million in the first nine months of 2012. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $444,000 and $464,000 for the first nine months of 2013 and 2012, respectively, resulting in taxable equivalent net interest income of $26.8 million for the first nine months of 2013 and $16.5 million for the first nine months of 2012.

Taxable equivalent net interest income is a non-GAAP measure, but is a preferred industry measurement of net interest income (and its use in calculating a net interest margin) as it enhances the comparability of net interest income arising from taxable and tax-exempt sources.

Tables 1 through 5 present information to facilitate the review and discussion of selected average balance sheet items, taxable equivalent net interest income, interest rate spread and net interest margin.

Table 1:  Year-To-Date Net Interest Income Analysis

	For the Nine Months Ended September 30,
	2013			2012
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans (1) (2) (3)(4)	$719,717	$29,550	5.43%	$509,536	$19,916	5.15%
Investment securities
Taxable	70,492	714	1.35%	27,350	480	2.34%
Tax-exempt (2)	30,991	914	3.93%	26,492	958	4.82%
Other interest-earning assets	44,384	222	0.67%	42,849	169	0.53%
Total interest-earning assets	865,584	$31,400	4.80%	606,227	$21,523	4.68%
Cash and due from banks	15,107			11,317
Other assets	59,964			41,856
Total assets	$940,655			$659,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$73,353	$155	0.28%	$29,767	$99	0.44%
Interest-bearing demand	146,614	905	0.83%	86,602	617	0.95%
MMA	209,583	571	0.36%	161,664	580	0.48%
Core CDs and IRAs	181,859	1,313	0.97%	136,907	1,875	1.82%
Brokered deposits	39,023	225	0.77%	40,395	458	1.51%
Total interest-bearing deposits	650,432	3,169	0.65%	455,335	3,629	1.06%
Other interest-bearing liabilities	64,932	1,414	2.87%	46,676	1,377	3.88%
Total interest-bearing liabilities	715,364	4,583	0.85%	502,011	5,006	1.32%
Noninterest-bearing demand	126,420			76,460
Other liabilities	6,970			4,601
Total equity	91,901			76,328
Total liabilities and stockholders’ equity	$940,655			$659,400
Net interest income and rate spread		$26,817	3.95%		$16,517	3.36%
Net interest margin			4.09%			3.58%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.
(3) (4)	Interest income for the nine-month period ending September 30, includes loan fees of $417,000 in 2013, and $100,000 in 2012. Includes accretable yield from acquired loans

Table 2:  Volume/Rate Variance

Comparison of nine months ended September 30, 2013 versus 2012:

	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net(3)
Earning assets

Loans (1)(2)(4)	$8,477	$1,157	$9,634
Investment securities
Taxable	478	(244)	234
Tax-exempt (2)	148	(192)	(44)
Other interest-earning assets	40	13	53

Total interest-earning assets	$9,143	$734	$9,877

Interest-bearing liabilities
Savings deposits	$103	$(47)	$56
Interest-bearing demand	379	(91)	288
MMA	149	(158)	(9)
Core CDs and IRAs	496	(1,058)	(562)

Brokered deposits	(15)	(218)	(233)
Total interest-bearing deposits	1,112	(1,572)	(460)
Other interest-bearing liabilities	337	(300)	37

Total interest-bearing liabilities	1,449	(1,872)	(423)
Net interest income	$7,694	$2,606	$10,300

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.
(3)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.
(4)	Includes accretable yield from acquired loans

Table 3:  Quarterly Net Interest Income Analysis

	For the Three Months Ended September 30,
	2013			2012
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans (1) (2) (3)(4)	$854,404	$12,892	5.93%	$538,989	$6,852	5.00%
Investment securities
Taxable	93,943	309	1.32%	28,491	159	2.23%
Tax-exempt (2)	35,125	329	3.75%	26,629	302	4.53%
Other interest-earning assets	32,852	75	0.91%	22,297	47	0.84%
Total interest-earning assets	1,016,324	$13,605	5.26%	616,406	$7,360	4.70%
Cash and due from banks	26,019			15,421
Other assets	70,179			46,405
Total assets	$1,112,522			$678,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$92,123	$57	0.25%	$35,358	$40	0.45%
Interest-bearing demand	168,685	315	0.74%	91,455	228	0.99%
MMA	232,778	200	0.34%	156,080	177	0.45%
Core CDs and IRAs	232,658	462	0.79%	132,153	584	1.75%
Brokered deposits	45,780	109	0.94%	54,634	83	0.60%
Total interest-bearing deposits	772,024	1,143	0.59%	469,680	1,112	0.94%
Other interest-bearing liabilities	71,332	490	2.69%	47,275	450	3.72%
Total interest-bearing liabilities	843,356	1,633	0.77%	516,955	1,562	1.19%
Noninterest-bearing demand	158,353			79,905
Other liabilities	7,592			5,023
Total equity	103,221			76,349
Total liabilities and stockholders’ equity	$1,112,522			$678,232
Net interest income and rate spread		$11,972	4.49%		$5,798	3.51%
Net interest margin			4.63%			3.70%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.
(3)	Interest income for the period ending September 30, includes loan fees of $243,000 in 2013, and $51,000 in 2012.
(4)	Includes accretable yield from acquired loans

Table 4:  Volume/Rate Variance

Comparison of three months ended September 30, 2013 versus 2012:

	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net(3)
Earning assets

Loans (1)(2)(4)	$4,531	$1,509	$6,040
Investment securities
Taxable	217	(67)	150
Tax-exempt (2)	85	(58)	27
Other interest-earning assets	26	2	28

Total interest-earning assets	$4,859	$1,386	$6,245

Interest-bearing liabilities
Savings deposits	$42	$(25)	$17
Interest-bearing demand	155	(68)	87
MMA	73	(50)	23
Core CDs and IRAs	302	(424)	(122)

Brokered deposits	(15)	41	26

Total interest-bearing deposits	557	(526)	31
Other interest-bearing liabilities	133	(93)	40

Total interest-bearing liabilities	690	(619)	71
Net interest income	$4,169	$2,005	$6,174

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.
(3)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.
(4)	Includes accretable yield from acquired loans

Table 5: Interest Rate Spread, Margin and Average Balance Mix — Taxable-Equivalent Basis

	Nine Months Ended September 30,
	2013			2012
(in thousands)	Average Balance	% of Earning Assets	Yield/Rate	Average Balance	% of Earning Assets	Yield/Rate
Total loans	$719,717	83.1%	5.43%	$509,536	84.1%	5.15%

Securities and other earning assets	145,867	16.9%	1.69%	96,691	15.9%	2.22%
Total interest-earning assets	$865,584	100%	4.80%	$606,227	100%	4.68%

Interest-bearing liabilities	$715,364	82.6%	0.85%	$502,011	82.8%	1.32%

Noninterest-bearing funds, net	150,220	17.4%		104,216	17.2%
Total funds sources	$865,584	100%	0.70%	$606,227	100%	1.09%
Interest rate spread			3.95%			3.36%
Contribution from net free funds			0.14%			0.22%
Net interest margin			4.09%			3.58%

Taxable-equivalent net interest income was $26.8 million for the first nine months of 2013, an increase of $10.3 million or 62% over the same period in 2012.  The $10.3 million increase in taxable-equivalent net interest income was predominantly volume related, given the timing of the acquisitions, but was also favorably impacted by an increase in interest rate spread on higher average earning assets as well as a higher level of purchase-accounting loan accretion on acquired loans.  In particular, during the third quarter of 2013, two acquired loans resolved fully at approximately $1.0 million better than their carrying values, improving both interest income and the reported loan yield for the three and nine months ending September 30, 2013.  Taxable equivalent interest income increased $9.9 million between the nine month periods driven by loans (including $8.5 million from higher loan volumes and $1.2 million from higher loan rates, mainly from the two favorably resolved loans noted above).  Interest expense fell $0.4 million between the nine month periods due to beneficial growth in the mix of lower-costing funds (with $1.9 million less interest expense from favorable rate changes, but $1.4 million more interest expense from higher interest-bearing liabilities volume).

The taxable-equivalent net interest margin was 4.09% for the first nine months of 2013, up 51 bps over the first nine months of 2012, with improvement in the cost of funds at 0.85% (down 47 bps), a higher earning asset yield of 4.80% (up 12 bps) and a 8 bps decrease in net free funds.  In general, there has been and will be underlying downward margin pressure as assets mature in this prolonged low-rate environment, with current reinvestment rates substantially lower than previous rates and less opportunity to offset such with similar changes in the already low cost of funds; however, in 2013 such pressure was partially mitigated by the favorable income from acquired loans.

The earning asset yield was comprised mainly of loans, representing 83.1% of average earning assets and yielding 5.43% for first nine months of 2013, compared to 84.1% and 5.15%, respectively, for the first nine months of 2012.  The 28 bps improvement in loan yield between the nine month periods was aided in part by the positive rate profile of acquired loans and by the two favorably resolved loans during third quarter 2013 noted above as acquired loans marked to estimated fair value at acquisition resolve more favorably than originally anticipated.  All other interest earning assets combined yielded 1.69%, down 53 bps compared to the first nine months of 2012, though aided in part by a higher mix of investments (representing 11.7% of average earning assets, versus 8.9% for the comparable 2012 period) that earn more than the other cash-equivalent earning assets.

Nicolet’s cost of funds continued its favorable decline during the low-rate environment, at 0.85% for the first nine months of 2013, 47 bps lower than the first nine months of 2012. The average cost of interest-bearing deposits (which represent over 90% of average interest-bearing liabilities for both years), was 0.65% for the first nine months of 2013, down 41 bps versus the first nine months of 2012, with favorable rate variances in all deposit categories and higher mix of balances in lower-costing transactional deposits (savings, checking and MMA). Average brokered deposit balances remained stable for the comparable nine month periods, however, their cost decreased from 1.51% in 2012 to 0.77% in 2013, as a significant portion of the higher rate brokered deposit balances matured since September 30, 2012, and were replaced with less-costly brokered deposits in the lower rate environment.   The cost of other interest-bearing liabilities (comprised of short- and long-term borrowings) decreased to 2.87%, down 101 bps between the nine month periods, mainly from favorable rates on new advances, the prepayment of $10 million in higher-costing advances during first quarter 2013, and the acquisition at fair value of a lower-rate junior subordinated debenture in second quarter 2013.

Average interest-earning assets were $866 million for the first nine months of 2013, $259 million or 43% higher than the first nine months of 2012, led by a $210 million increase in average loans (to $720 million or 83% of interest earning assets) and a $48 million increase in average investments (to $101 million or 12% of earning assets), both heavily influenced by the size and timing of the acquisitions in 2013.

Average interest-bearing liabilities were $715 million, up $213 million or 42% over the first nine months of 2012, led by a $196 million increase in non-brokered interest-bearing deposits (to $611 million or 85% of average interest-bearing liabilities) and an $18 million increase in average other interest-bearing liabilities (to $65 million), both heavily influenced by the size and timing of the acquisitions in 2013.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2013 and 2012 was $3.9 million and $3.4 million, respectively.  The provision for loan losses increased in the third quarter of 2013 as a result of one significant credit which was provided for as a result of deteriorating performance.  This credit relationship resulted in the recording of a troubled debt restructuring.  Aside from this credit and the impact of the 2013 acquisitions, asset quality trends remained relatively strong, particularly in the non-acquired portfolio (primarily from work-outs of problem loans and declining net charge-offs).  At December 31, 2012, the ALLL was $7.1 million which grew to $9.2 million at September 30, 2013, given the $3.9 million provision for loan losses and net charge offs of $1.9 million during the first nine months of 2013.  The ratio of the ALLL to total loans was 1.05% at September 30, 2013, impacted most notably by the 2013 acquisitions, which added no allowance for loan losses to the numerator at acquisition and $284 million of loans into the denominator as of the dates of their acquisition.   As events occur in the acquired loan portfolio, an ALLL will be established for this pool of assets as appropriate.  Comparatively, the ALLL to total loans was 1.29% at December 31, 2012.  Nonperforming loans were improving prior to the acquisitions, starting at $7.0 million (or 1.3% of total loans) at December 31, 2012, decreasing to $2.7 million (or 0.5% of loans) at March 31, 2013, and then increasing to $17.4 million (or 2.0% of loans) at September 30, 2013.  Of the nonaccrual loans initially acquired in 2013 mergers, $9.0 million remains included in the $17.4 million of nonaccruals at September 30, 2013.

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

Noninterest Income

Table 6:  Noninterest Income

	For the three months ended September 30,				For the nine months ended September 30,
(in thousands)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Service charges on deposit accounts	$510	$293	$217	74.1%	$1,264	$859	$405	47.1%
Trust services fee income	1,060	759	301	39.7	2,936	2,213	723	32.7
Mortgage income	353	846	(493)	(58.3)	1,939	2,254	(315)	(14.0)
Brokerage fee income	114	77	37	48.1	331	241	90	37.3
Gain on sale of assets, net	1,333	5	1,328	N/M	1,382	388	994	256.2
Bank owned life insurance (“BOLI”)	224	186	38	20.4	605	523	82	15.7
Rent income	204	264	(60)	(22.7)	728	744	(16)	(2.2)
Investment advisory fees	82	83	(1)	(1.2)	244	254	(10)	(3.9)
Bargain purchase gains	1,480	-	1,480	100.0	11,915	-	11,915	100.0
Other	382	172	210	122.1	920	509	411	80.7
Total noninterest income	$5,742	$2,685	$3,057	113.9%	$22,264	$7,985	$14,279	178.8%
Total without bargain purchase gains	$4,262	$2,685	$1,577	58.7%	$10,349	$7,985	$2,364	29.6%
N/M means not meaningful.

Comparison of the nine months ending September 30, 2013 versus 2012

Noninterest income was $22.3 million for the first nine months of 2013, up $14.3 million or 179% over the first nine months of 2012, with $11.9 million of this variance attributable to the bargain purchase gains recorded in conjunction with the mergers.  The bargain purchase gains were calculated as the net difference in the fair value of the net assets acquired less the consideration paid resulting in the net bargain purchase gain of $9.5 million for Mid-Wisconsin and $2.4 million for Bank of Wausau.  The details of the acquisition accounting are located in Note 2 of the notes to the unaudited consolidated financial statements.  Without the bargain purchase gains, noninterest income was up $2.4 million or 29.6% between the nine-month periods, largely due to increased business from the expanded size of the company and timing of the mergers.

Service charges on deposit accounts were $1.3 million for the first nine months of 2013, up $0.4 million (or 47.1%) over the comparable period of 2012.  The increase is primarily from increased service charges on deposits given the increase in deposit balances and number of accounts mainly from the mergers, and higher non-sufficient funds fees.

Trust service fees increased to $2.9 million for the first nine months of 2013, up $0.7 million or 32.7% over the comparable 2012 period. In addition to the larger base of customers acquired through the merger, there was continued market improvement over last year on assets under management, on which fees are based.  Similarly, brokerage fees were $0.3 million, up $90,000 or 37.3% over the first nine months of 2012, mainly from increased legacy business, market improvements and to a lesser degree from the merger.  Management believes the expanded footprint of the bank should provide growth potential for wealth management in future periods.

Mortgage income represents net gains received from the sale of residential real estate loans service-released into the secondary market and to a small degree, some related income. Residential refinancing activity and new purchase activity remained steady for the first six months of 2013, despite mortgage rates being higher than a year ago and trending upward. However, mortgage production slowed considerably in the third quarter 2013, largely in response to rising mortgage rates and uncertainties in economic and political events of the quarter.  As a result, third quarter 2013 mortgage income was $0.4 million, less than half the $0.8 million level of third quarter 2012, and was $1.9 million for the first nine months of 2013, down $0.3 million or 14.0% from the comparable 2012 period.   The change between nine-month periods was not significantly impacted by the acquisitions.

During the first nine months of 2013, Nicolet recognized a $1.4 million net gain on sale of assets compared to a $0.4 million net gain in the comparable period of 2012.  The activity in 2013 consisted of $0.2 million net gains on sales of investments (mainly the result of selling a large portion of the acquired investment portfolio in second quarter to prepay higher costing debt assumed in the Mid-Wisconsin merger at a net loss and selling a portion of an equity holding in third quarter for a net gain), and $1.2 million net gains on sales of OREO (as properties were generally resolved at better than expected terms).

Bank owned life insurance (“BOLI”), income was $0.6 million for the first nine months of 2013, up $0.1 million from the comparable period in 2012, or 15.7%, mainly from the timing of additional BOLI procured.  New BOLI investment of $3.8 million was procured in the first quarter 2012 and $4.3 million was acquired in the Mid-Wisconsin transaction (bringing the 2013 nine-month average of BOLI investment to $21.4 million, up 23% over the comparable period last year).   Rent income, investment advisory fees and other noninterest income combined were $1.9 million for the first nine months of 2013 compared to $1.5 million for the comparable 2012 period, with the majority of the increase due to ancillary fees tied to deposit-related products, most particularly debit card, check cashing and wire fee income.

Noninterest Expense

Table 7:  Noninterest Expense

	For the three months ended September 30,				For the nine months ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
(in thousands)
Salaries and employee benefits	$5,333	$3,325	$2,008	60.4%	$14,447	$9,991	$4,456	44.6%
Occupancy, equipment and office	1,822	1,094	728	66.6	4,392	3,335	1,057	31.7
Business development and marketing	573	437	136	31.1	1,471	1,134	337	29.7
Data processing	724	444	280	63.1	1,719	1,255	464	37.0
FDIC assessments	240	134	106	79.1	480	408	72	17.6
Core deposit intangible amortization	342	155	187	120.6	776	490	286	58.4
Other	1,190	340	850	250.0	2,865	1,109	1,756	158.3
Total noninterest expense	$10,224	$5,929	$4,295	72.4%	$26,150	$17,722	$8,428	47.6%

Comparison of the nine months ending September 30, 2013 versus 2012

Total noninterest expense was $26.2 million for the first nine months of 2013, up $8.4 million over the first nine months of 2012, as the 2013 period included increased operations for approximately five months from the Mid-Wisconsin and two months from the Bank of Wausau transactions and approximately $1.9 million of non-recurring merger-related expenses.  Most notably, salaries and benefits accounted for $4.5 million of the increase (of which approximately $1 million was attributable to non-recurring merger expenses, such as stay bonuses, severances and related payroll taxes), other expense increased $1.8 million (of which nearly $0.9 million was attributable to non-recurring merger expenses, predominantly legal or consulting in nature for consummation and integration), and core deposit intangible amortization increased $0.3 million, fully attributable to the Mid-Wisconsin merger.

Salaries and employee benefits expense was $14.4 million, up $4.5 million or 44.6%, over the first nine months of 2012, with approximately $1 million attributable to nonrecurring merger-related costs as noted above.  The increase was otherwise commensurate with the growing workforce and was impacted by merit increases between the years, higher overtime in preparation for the merger, higher equity award expense given the timing of 2012 grants and higher incentive expense given 2013 performance.  Average full time equivalent employees for the first nine months of 2013 were 247, versus 158 for the comparable 2012 period (up 56%).

Occupancy, equipment and office expense increased $1.1 million to $4.4 million for the first nine months of 2013 compared to 2012.   This 31.7% increase is in line with the addition of 11 Mid-Wisconsin branches which nearly doubled our physical facilities and depreciation expense for five of the first nine months in 2013 and the costs of the one Bank of Wausau location added for two of the nine months.  Utilities, rent, and other occupancy expenses increased proportionately in conjunction with the merger.

Business development and marketing expense for the first nine months of 2013 increased $0.3 million compared to the same period in 2012.  This 29.7% increase was a result of the greater focus on growth in new markets and loans, sales seminars and events, higher charitable donations in 2013, and merger-related travel and business development costs.

Data processing, FDIC assessments and core deposit intangible amortization increased to $3.0 million on a combined basis for the first nine months in 2013, up $0.8 million from $2.2 million for the same period in 2012.  Core deposit intangible amortization increased $0.3 million, given the new $4.0 million core deposit intangible recorded at acquisition for Mid-Wisconsin and being amortized on an accelerated basis over 10 years.  Data processing expenses (which are primarily volume based) rose individually $0.5 million or 37.0%, in line with the larger operating base and conversion activities.  FDIC assessments increased slightly (up $72,000) given the increased size in assets.

Other expense increased $1.8 million for the first nine months of 2013, compared to the same time period in 2012.  Legal, consulting, and accounting fees combined accounted for $1.0 million of the increase and were predominantly related to the Mid-Wisconsin merger activity. The remaining increase is primarily from higher foreclosure expenses (up $0.5 million over the first nine months of 2012) given additional OREO properties added from the acquisitions and resolution activities,  and from higher insurance costs (up $0.1 million over the 2012 period) related to Nicolet’s increased size and public nature.

Income Taxes

For the first nine months of 2013, income tax expense was $3.4 million compared to $0.8 million for the same period of 2012.  The effective tax rates were 18% and 28% for first nine months of 2013 and 2012, respectively, with 2013 influenced largely by the Mid-Wisconsin bargain purchase gain, which was a tax free transaction.  The tax rate for the first nine months of 2013 without the bargain purchase gain would have been 38%.  GAAP requires that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized.  No valuation allowance was determined to be necessary as of September 30, 2013 and December 31, 2012.

Comparison of the three months ending September 30, 2013 versus 2012

Nicolet reported net income of $2.9 million for the three months ended September 30, 2013, compared to $1.0 million for the comparable period of 2012, with third quarter 2013 including the $2.4 million bargain purchase gain from the Bank of Wausau acquisition, approximately $0.2 million of non-recurring, pre-tax merger-related expenses related to the FDIC-assisted transaction of Bank of Wausau, and a $0.9 million negative adjustment due to a change in estimate as discussed in Note 11.  Net income available to common shareholders for the third quarter of 2013 was $2.6 million, or $0.62 per diluted common share, compared to net income available to common shareholders of $0.7 million, or $0.19 per diluted common share, for the third quarter of 2012. Income statement results and average balances for third quarter 2013 include approximately two months of activity from Bank of Wausau and three months of Mid-Wisconsin, versus no activity from the acquisitions in the third quarter of 2012.

Taxable equivalent net interest income was $12.0 million for third quarter 2013, up $6.2 million and more than double the $5.8 million for third quarter 2012, with $4.2 million of the increase from volume variances (given the larger balance sheet following the acquisitions, and a 65% increase in average earning assets), and $2.0 million improvement from rate variances (predominantly from favorable loan rates assisted in the 2013 quarter by favorable resolution of two acquired loans at $1.0 million greater than their estimated fair values; and also from lower cost of funds between the comparable quarters).

For the third quarter of 2013, the earning asset yield was 5.26%, 56 bps higher than the third quarter of last year, mainly due to favorable yield adjustments on acquired loans.  Third quarter 2013 interest income was positively impacted by approximately $1.0 million of loan income as a result of better than expected resolutions of two acquired loans resulting in an overall average loan yield of 5.93%, 93 bps higher than the third quarter of 2012.  The impact of this increased loan yield was tempered partly by non-loan earning assets (which earn less than loans) representing a higher percentage of average earning assets, to 15.9% for third quarter 2013 versus 12.6% for the same period a year ago.

Between the third quarter periods, the cost of funds declined 42 bps to 0.77% in 2013 versus 1.19% in 2012.  All funding categories (except brokered deposits) showed significantly lower rates between the third quarter periods, as the majority of maturities of higher costing CDs or wholesale debt were renewed in full or in part into shorter-term, lower-costing funding, and rates offered on many transaction deposit products (within savings, checking and MMA) have reset to lower rates in the continued low rate environment since September 30, 2012. Between the third quarter periods, the cost of brokered deposits increased 34 bps as longer term brokered deposits were procured to manage a lengthening asset portfolio.

Noninterest income was $5.7 million for third quarter 2013, and without the net gains (i.e. $1.5 million bargain purchase gain and $1.3 million of net gains on sale of assets) was $2.9 million, compared to $2.7 million for third quarter 2012.  Mortgage origination volume has slowed with the rising rates and economic uncertainties compared to the third quarter a year ago, impacting mortgage income which was $0.4 million for third quarter 2013 versus $0.8 million for third quarter 2012.  Increases in service charges on deposits, trust and brokerage fees, BOLI income and other income (which is largely debit card and ancillary fees tied to deposit activities) are due to and commensurate with additional business volumes, mainly from the acquisitions.

Noninterest expense was $10.2 million for the third quarter of 2013, up $4.3 million over second quarter 2012, including approximately $0.2 million of non-recurring, merger-based expenses and reflecting proportionate increases as a result of the timing and size of the mergers.  For the quarter, personnel costs were $2.0 million or 60% higher than third quarter 2012, commensurate with the larger operating base.  Average full time equivalent employees were 288 and 159 for third quarter 2013 and 2012, respectively. The $0.2 million increase in core deposit intangible amortization was solely due to the Mid-Wisconsin transaction. Of the $0.8 million increase in other expense, $0.4 million was due to higher foreclosure/OREO costs given the increased activity, $0.2 million was merger-based expense and $0.1 million was increased legal and audit expenses combined.  The remaining categories combined were up $1.3 million or 59%, in line with the increased operating base between periods.

The provision for loan losses for the three months ended September 30, 2013 and 2012 was $2.0 million and $1.0 million respectively.  The provision for loan losses increased in third quarter 2013 as a result of one significant credit which was provided for as a result of deteriorating performance.  At September 30, 2013, the ALLL was $9.2 million (or 1.05% of total loans) compared to $6.5 million (or 1.19% of total loans) at September 30, 2012.  Net charge offs for the quarter ending September 30, 2013 were $0.4 million compared to $0.5 million for the same period in 2012.

Income tax expense was $2.4 million and $0.5 million for the third quarters of 2013 and 2012, respectively.   The effective tax rates were 45% for third quarter 2013 and 32% for third quarter 2012.

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

Total loans were $872 million at September 30, 2013 compared to $553 million at December 31, 2012.  This $319 million increase included $284 million of acquired loans at acquisition and $35 million (or 6% over year end 2012) of net organic growth.

Table 8: Period End Loan Composition

	For the three months ended,
	September 30, 2013		December 31, 2012		September 30, 2012
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$251,590	28.8%	$197,301	35.7%	$201,049	36.8%
Agricultural production	14,071	1.6	215	0.1	315	0.1
Owner-occupied CRE	203,715	23.4	106,888	19.3	105,585	19.3
Total commercial loans	469,376	53.8	304,404	55.1	306,949	56.2
Agricultural real estate	37,738	4.3	11,354	2.1	1,201	0.2
CRE investment	106,763	12.3	76,618	13.9	76,773	14.1
Construction & land development	38,757	4.4	21,791	3.9	26,964	4.9
Total CRE loans	183,258	21.0	109,763	19.9	104,938	19.2
Residential construction	12,831	1.5	7,957	1.4	7,670	1.4
Residential first mortgage	150,117	17.2	85,588	15.5	79,542	14.6
Residential junior mortgage	49,518	5.7	39,352	7.1	40,928	7.5
Total residential real estate loans	212,466	24.4	132,897	24.0	128,140	23.5
Retail & other	6,832	0.8	5,537	1.0	5,681	1.1
Total loans	$871,932	100.0%	$552,601	100.0%	$545,708	100.0%

Total commercial and total CRE loans combined were 74.8% at September 30, 2013 compared to 75.0% of the total loan portfolio at December 31, 2012.  Mid-Wisconsin had a higher proportion of CRE loans, thus post-merger total CRE rose to 21.0% at September 30, 2013 compared to 19.9% at December 31, 2012 and total commercial loans declined to 53.8% versus 55.1% for the respective periods.  The Bank of Wausau acquisition did not have a significant impact on the commercial loan portfolio.  All commercial loans (commercial and CRE combined) are considered to have more inherent risk of default than residential mortgage or retail loans, in part because the commercial balance per borrower is typically larger than that for residential and mortgage loans, implying higher potential losses on an individual customer basis, and the underlying dependence of the commercial borrower’s success on many influences such as health of the economy, real estate values, and efficient business practices.

Total commercial loans were 53.8% of total loans at September 30, 2013.  The increase in commercial loan balances from September 2012 to September 2013 resulted primarily from the acquisition, but also from renewed loan demand from business borrowers based on cautious optimism for improving economic conditions versus a year ago.   The increase in agricultural production loans was almost entirely the result of the acquisition with the central region of the state having a strong farming base.  All commercial loan segments include a diverse range of industries. The credit risk related to commercial and industrial loans, agricultural production loans, and owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any.

Total CRE loans were 21.0% of total loans at September 30, 2013.  CRE investment loans comprised 12.3% of the portfolio at September 30, 2013 compared to 13.9% at December 31, 2012.  The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. The increase in agricultural real estate loans (at 4.3% of total loans versus 2.1% at September 30, 2013 and year end 2012, respectively) was almost entirely the result of the Mid-Wisconsin acquisition, with the central region of Wisconsin having a strong farming base.  Construction and land development loans were 4.4% at September 30, 2013 compared to 3.9% December 31, 2012.  Loans in this classification provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Credit risk on these types of loans is controlled by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances.  This category has been decreasing as Nicolet has limited new construction and land development lending to lessen its credit exposure, and the acquisition did not significantly impact this category.  Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. Credit risk on both CRE investment loans and construction and land development loans is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis.

Residential construction loans were $12.8 million or 1.5% of total loans at September 30, 2013 compared to 1.4% at December 31, 2012 representing a steady yet small portion of the loan portfolio.

Residential first mortgage real estate loans increased slightly from 15.5% of total loans at year end 2012 to 17.2% at September 30, 2013, largely as a result of acquired balances.  Residential first mortgage loans include conventional first-lien home mortgages and exclude loans held for sale in the secondary market. On a measured basis, Nicolet has retained specific high quality residential mortgages, in part as an alternative to investing in greater volumes of mortgage-backed securities in the low rate environment.  Residential junior mortgage real estate loans increased slightly in balance but declined as a percent of loans from 7.1% at December 31, 2012 to 5.7% of loans at September 30, 2013.  Residential junior mortgage real estate loans consist of home equity lines and term loans secured by junior mortgage liens. While Nicolet has not experienced significant losses in the residential real estate category, if declines in market values that have occurred in the residential real estate markets worsen, particularly in Nicolet’s market area, the value of collateral securing its real estate loans could decline further, which could cause an increase in the provision for loan losses. In light of the uncertainty that exists in the economy and credit markets, there can be no guarantee that Nicolet will not experience additional deterioration resulting from a downturn in credit performance by its residential real estate loan customers. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. At September 30, 2013, $3.3 million of residential mortgages were held for resale to the secondary market, compared to $7.3 million at December 31, 2012.

Retail and other loans totaled $6.8 million at September 30, 2013, an increase of $1.3 million since December 31, 2012, and represented 0.8% and 1.0% of total loans, respectively. Loans in this classification include predominantly short-term and other personal installment loans not secured by real estate. The decline in retail and other loans is largely a result of consumers preferring home equity-based loans over consumer installment loans, as well as the uncertain and difficult economic conditions reducing consumer demand for leverage in general.  Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guaranty positions.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2013, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

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

At September 30, 2013, the ALLL was $9.2 million, an increase of $2.1 million since December 31, 2012. The ALLL as a percentage of total loans was 1.05% at September 30, 2013, down from 1.29% at December 31, 2012, largely the result of the acquisitions, as $284 million of acquired loans were recorded directly at their estimated fair value (inclusive of credit-related marks) and no addition to the allowance for loan losses was recorded at consummation.  Loss history on the acquired loans will be developed as charge-offs occur and an allocation will be made for these loans in future periods as or if needed.  Provision for loans losses for the first nine months of 2013 was $3.9 million compared to $3.4 million for the first nine months of 2012 and $4.3 million for all of 2012.  Net charge-offs were $1.9 million for the first nine months of 2013 compared to $2.8 million for the same period in 2012 and $3.1 million for the entire year of 2012.  Commercial and industrial, CRE investment, and construction and land development loans experienced the largest increases in net charge-offs between the nine month periods, while owner-occupied CRE saw the most improvement.  Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.  The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ratio of ALLL to nonperforming assets was 43% at September 30, 2013, versus 99% at December 31, 2012, with the 2013 ratio impacted by the acquisitions initially adding no ALLL to the numerator and $284 million of loans to the denominator. Issues impacting asset quality over the past few years have included historically depressed economic factors, such as weakened commercial and residential real estate markets, depressed collateral values, volatile energy prices, heightened unemployment, and depressed consumer confidence, leading to elevated levels of nonperforming loans and net charge-offs, as well as long resolution periods at low returns. Rigorous workout and resolution plans on problem credits and enhanced underwriting and credit monitoring, particularly beginning in 2010have resulted in more stabilized asset quality especially in 2012 and into 2013 before acquisitions, but with nonperforming assets growing with each of the 2013 acquisitions.  Management has and is making steady progress in working acquired nonperforming assets to resolution.

Nicolet’s management allocates the ALLL by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve for the estimated collateral or discounted cash flow shortfall is established for all loans determined to be impaired. The specific reserve in the ALLL is equal to the aggregate collateral shortfall calculated from the impairment analysis. Loans measured for impairment include nonaccrual loans, troubled debt-restructurings (“restructured loans”), or other loans determined to be impaired by management. Second, Nicolet’s management allocates ALLL with historical loss rates by loan segment. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels on an annual basis. Lastly, management allocates ALLL to the remaining loan portfolio using the qualitative factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience of each loan segment.

At September 30, 2013, the largest portion of the ALLL is allocated to construction and land development loans at $5.8 million, representing 62.7% of the ALLL (compared to 36.2% allocated to this segment at December 31, 2012), and commensurate with risks in this segment, past loss history and nonaccrual activity, and the addition in third quarter of 2013 of a $3.9 million troubled debt restructuring with a specific reserve allocation of $3.2 million. Owner-occupied CRE, CRE investment, and residential first mortgage loans all show significant increase in nonperforming levels, however, the majority of the increase was due to acquired loans which have been marked to fair value and do not require additional allowance at September 30, 2013. Of the nonaccrual loans initially acquired in the 2013 mergers, $9.0 million remains included in the $17.4 million total nonaccrual loans at September 30, 2013; thus, the remaining $8.4 million are nonaccrual originated loans, up slightly from the $7.0 million nonaccrual loans at December 31, 2012.

Management performs ongoing intensive analyses of its loan portfolio to allow for early identification of customers experiencing financial difficulties, maintains prudent underwriting standards, understands the economy in its markets, and considers the trend of deterioration in loan quality in establishing the level of the ALLL.

Consolidated net income and stockholders’ equity could be affected if management’s estimate of the ALLL necessary to cover expected losses is subsequently materially different, requiring a change in the level of provision for loan losses to be recorded. While management uses currently available information to recognize losses on loans, future adjustments to the ALLL may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, or changes in economic conditions that affect Nicolet’s customers. As an integral part of their examination process, federal regulatory agencies also review the ALLL. Such agencies may require additions to the ALLL or may require that certain loan balances be charged-off or downgraded into criticized loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examination.

Table 9: Loan Loss Experience

	For the nine months ended		Year ended
(in thousands)	September 30, 2013	September 30, 2012	December 31, 2012
Allowance for loan losses (ALLL):
Balance at beginning of period	$7,120	$5,899	$5,899
Provision for loan losses	3,925	3,350	4,325
Charge-offs	1,978	2,836	3,507
Recoveries	120	78	403
Net charge-offs	1,858	2,758	3,104
Balance at end of period	$9,187	$6,491	$7,120

Net loan charge-offs:
Commercial & industrial	$447	$95	$259
Agricultural production	-	-	-
Owner-occupied CRE	30	1,191	900
Agricultural real estate	-	127	128
CRE investment	798	305	278
Construction & land development	319	285	691
Residential construction	-	396	396
Residential first mortgage	78	209	254
Residential junior mortgage	141	113	160
Retail & other	45	37	38
Total net loans charged-off	$1,858	$2,758	$3,104

ALLL to total loans	1.05%	1.19%	1.29%
ALLL to net charge-offs	370%	176%	229%
Net charge-offs to average loans, annualized	0.35%	0.61%	0.60%

The allocation of the ALLL is based on Nicolet’s estimate of loss exposure by category of loans and is shown in Table 10 for September 30, 2013 and December 31, 2012.

Table 10: Allocation of the Allowance for Loan Losses

(in thousands)	September 30, 2013	% of Loan Type to Total Loans	December 31, 2012	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$1,716	28.8%	$1,969	35.7%
Agricultural production	8	1.6	-	0.1
Owner-occupied CRE	641	23.4	1,069	19.3
Agricultural real estate	-	4.3	-	2.1
CRE investment	181	12.3	337	13.9
Construction & land development	5,759	4.4	2,580	3.9
Residential construction	199	1.5	137	1.4
Residential first mortgage	439	17.2	685	15.5
Residential junior mortgage	221	5.7	312	7.1
Retail & other	23	0.8	31	1.0
Total ALLL	$9,187	100.0%	$7,120	100.0%
ALLL category as a percent of total ALLL:
Commercial & industrial	18.7%		27.7%
Agricultural production	0.1		-
Owner-occupied CRE	7.0		15.0
Agricultural real estate	-		-
CRE investment	2.0		4.7
Construction & land development	62.5		36.2
Residential construction	2.2		1.9
Residential first mortgage	4.8		9.6
Residential junior mortgage	2.4		4.4
Retail & other	0.3		0.5
Total ALLL	100.0%		100.0%

Impaired Loans and Nonperforming Assets

As part of its overall credit risk management process, management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. As shown in Table 11, nonperforming loans were $17.4 million and $7.0 million at September 30, 2013 and December 31, 2012, respectively.  Of the nonaccrual loans initially acquired in the 2013 mergers, $9.0 million remains included in the $17.4 million total nonaccrual loans at September 30, 2013; thus, the remaining $8.4 million are nonaccrual originated loans, up slightly from year end 2012.

Impaired loans are another asset quality indicator used to determine the adequacy of the ALLL.  Loans measured for impairment include significant nonaccrual loans, troubled debt restructurings (“restructured loans”), or other loans determined to be impaired by management.  As shown in Note 6 – Loans, Allowance for Loan Losses and Credit Quality, impaired loans were $24.9 million at September 30, 2013 (including a new $3.9 million troubled debt restructuring which carries a $3.2 million specific allocation, $9.0 million of remaining balance of the initially acquired PCI loans, $6.5 million of acquired loans subsequently determined to be impaired, and $5.5 million of other impaired loans), compared to impaired loans of $7.0 million at year end 2012.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management that are in performing status; but, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial loans covering a diverse range of businesses and real estate property types.

Potential problem loans totaled $14.7 million (or 1.7% of total loans) at September 30, 2013 and $11.6 million (or 2.1% of total loans) at December 31, 2012.  The $3.1 million increase in potential problem loans since year end 2012 is mainly attributable to the third quarter 2013 down grade of a $4.4 million credit relationship to substandard and nonaccrual.

Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

OREO increased to $3.9 million at September 30, 2013 from $0.2 million at December 31, 2012. The increase was related to several originated loans which had been on nonaccrual and were foreclosed during 2013 with the remaining balance of $1.7 million being acquired in the Mid-Wisconsin merger.  Total nonperforming assets increased from $7.2 million at December 31, 2012 to $21.3 million at September 30, 2013.   The increase in nonperforming assets included acquired loans with a balance of $9.0 million at September 30, 2013.    Nicolet’s management actively seeks to ensure properties held are monitored to minimize Nicolet’s risk of loss. Evaluations of the fair market value of the OREO properties are done quarterly and valuation adjustments, if necessary, are recorded in Nicolet’s consolidated financial statements.

Table 11: Nonperforming Assets

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Nonaccrual loans:
Commercial & industrial	$115	$784	$3,986
Agricultural production	15	—	—
Owner-occupied CRE	5,521	1,960	354
Agricultural real estate	451	—	—
CRE investment	6,447	—	380
Construction & land development	1,310	2,560	8,558
Residential construction	—	—	397
Residential first mortgage	3,112	1,580	1,326
Residential junior mortgage	322	—	—
Retail & other	129	142	151
Total nonaccrual loans	17,422	7,026	15,152
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$17,422	$7,026	$15,152
CRE investment	$874	$71	$393
Owner-occupied CRE	552	—	—
Construction & land development	1,963	17	19
Residential real estate owned	471	105	205
OREO	3,860	193	617
Total nonperforming assets	$21,282	$7,219	$15,769
Total restructured loans accruing	$3,862	$—	$—
Ratios
Nonperforming loans to total loans	2.00%	1.27%	2.78%
Nonperforming assets to total loans plus OREO	2.43%	1.31%	2.89%
Nonperforming assets to total assets	1.88%	0.97%	2.46%
ALLL to nonperforming assets	43%	99%	41%
ALLL to total loans	1.05%	1.29%	1.19%

Table 12: Investment Securities Portfolio

	September 30, 2013			December 31, 2012
(in thousands)	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. government sponsored enterprises	$2,327	$2,323	2%	$-	$-	-%
State, county and municipals	55,134	55,510	42%	31,642	32,687	58%
Mortgage-backed securities	72,592	71,812	54%	19,876	20,668	37%
Corporate debt securities	220	220	-%	-	-	-%
Equity securities	1,131	2,491	2%	1,624	2,546	5%
Total	$131,404	$132,356	100%	$53,142	$55,901	100%

At September 30, 2013 the total carrying value of investment securities was $132.4 million, up from $55.9 million at December 31, 2012, and represented 11.7% and 7.5% of total assets at September 30, 2013 and December 31, 2012, respectively. As part of the mergers, securities with a fair value of $129 million were acquired and as of September 30, 2013 approximately $44 million had been sold in conjunction with planned reductions.

At September 30, 2013, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

In addition to securities available for sale, Nicolet had other investments of $8.0 million and $5.2 million at September 30, 2013 and December 31, 2012, respectively, consisting of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System), as well as equity investments in other private companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost. The investments in private companies have no quoted market prices, and are carried at cost less other than temporary impairment (“OTTI”) charges, if any. Nicolet’s management evaluates all these other investments periodically for impairment, considering financial condition and other available relevant information. There were no OTTI charges recorded in 2012 or year to date 2013.

Table 13: Investment Securities Portfolio Maturity Distribution

	As of September 30, 2013
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value Amount
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government sponsored enterprises	$1,293	0.1%	$517	0.2%	$517	1.7%	$—	—%	$—	—%	$2,327	0.5%	$2,323
State and county municipals (1)	9,011	3.0	33,165	1.9	12,000	1.3	958	1.8	—	—	55,134	1.9	55,510
Corporate debt securities	—	—	—	—	—	—	220	7.0	—	—	220	7.0	220
Mortgage-backed securities	—	—	—	—	—	—	—	—	72,592	1.6	72,592	1.6	71,812
Equity securities	—	—	—	—	—	—	—	—	1,131	—	1,131	—	2,491
Total amortized cost	$10,304	2.6%	$33,682	1.9%	$12,517	1.3%	$1,178	2.8%	$73,723	1.6%	$131,404	1.7%	$132,356
Total fair value and carrying value	$10,377		$34,356		$12,159		$1,161		$74,303				$132,356

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Deposits

Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Included in total deposits in Table 14 are brokered deposits of $38.2 million at September 30, 2013 and $32.6 million at December 31, 2012.

Table 14: Deposits

	September 30, 2013		December 31, 2012
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$173,002	18.0%	$108,234	17.6%
Money market and NOW accounts	425,125	44.3%	322,507	52.3%
Savings	95,435	9.9%	46,907	7.6%
Time	266,628	27.8%	138,445	22.5%
Total deposits	$960,190	100.0%	$616,093	100.0%

Total deposits were $960 million at September 30, 2013, an increase of $344 million since December 31, 2012, with $346 million and $42 million of deposits from Mid-Wisconsin and Bank of Wausau, respectively, at acquisition.  Excluding the $388 million of deposits acquired in 2013, deposits were down $44 million since year end, attributable to $18 million of rate sensitive CDs at Bank of Wausau that redeemed by September 30 and the remainder due to a customary downward pattern that historically follows year ends.  On average for the nine months of 2013, total deposits were $777 million, an increase of $245 million over 2012, which includes five months of average deposit balances from Mid-Wisconsin and Bank of Wausau.   The mix of average deposits continues to be impacted mostly by a continued shift in customer preferences, predominantly away from time deposits.

Table 15: Average Deposits

	For the nine months ended,
	September 30, 2013		September 30, 2012
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$126,420	16.3%	$76,460	14.4%
Money market and NOW accounts	356,197	45.9%	248,266	46.7%
Savings	73,353	9.4%	29,767	5.6%
Time	220,882	28.4%	177,302	33.3%
Total	$776,852	100%	$531,795	100%

Table 16: Maturity Distribution of Certificates of Deposit

(in thousands)	September 30, 2013
3 months or less	$33,583
Over 3 months through 6 months	50,818
Over 6 months through 12 months	60,346
Over 12 months	121,881

Total	$266,628

Other Funding Sources

Other funding sources, which include short-term and long-term borrowings, were $62.3 million and $45.4 million at September 30, 2013 and December 31, 2012, respectively. Short-term borrowings, consisting mainly of customer repurchase agreements maturing in less than three months, totaled $17.7 million at September 30, 2013 and $4.0 million at December 31, 2012. Long-term borrowings include a joint venture note and FHLB advances, totaling $32.5 million at September 30, 2013 compared to $35.2 million at December 31, 2012, attributable to scheduled principal payments on the joint venture note payable and repayment of $10 million of longer term FHLB advances during first quarter 2013 offset by new longer term advances of $7.5 million of which $2.5 million was acquired in the acquisition of Bank of Wausau.  All advances acquired in the merger with Mid-Wisconsin were re-paid during the second quarter of 2013.  Junior subordinated debentures are another long-term funding source.  Junior subordinated debentures of $6.2 million were issued in July 2004 in connection with the $6 million of trust preferred securities. Acquired junior subordinated debentures of $10.3 million in connection with $10 million of trust preferred securities were assumed in the merger and subsequently recorded at the fair market value of $5.8 million.  Further information regarding these junior subordinated debentures is located in Note 9 of the unaudited consolidated financial statements.

Off-Balance Sheet Obligations

As of September 30, 2013 and December 31, 2012, Nicolet had the following commitments that did not appear on its balance sheet:

Table 17: Commitments

	September 30,	December 31,
	2013	2012
(in thousands)
Commitments to extend credit — Fixed and variable rate	$231,335	$178,676
Standby and irrevocable letters of credit-fixed rate	6,801	4,050

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

At the completion of the construction of Nicolet’s headquarters building in 2005 and as part of a joint venture investment related to the building, Nicolet and the other joint venture partners guaranteed a joint venture note to finance certain costs of the building. This note is secured by the building, bears a fixed rate of 5.81% and requires monthly principal and interest payments until its maturity on June 1, 2016. The balance of this joint venture note was $10.0 million and $10.2 million as of September 30, 2013 and December 31, 2012, respectively.

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

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, investment securities sales, and sales of brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Approximately $58 million of the $132 million investment securities portfolio on hand at September 30, 2013 was pledged to secure public deposits, short-term borrowings, repurchase agreements and for other purposes as required by law. Other funding sources available include short-term borrowings, federal funds purchased, and long-term borrowings.

Cash and cash equivalents at September 30, 2013 and December 31, 2012 were approximately $50 million and $82 million, respectively. The increased cash and cash equivalents at year end 2012 was predominantly due to strong customer deposit growth outpacing the loan demand.  These levels returned to more historical levels during 2013.  Nicolet’s liquidity resources were sufficient as of September 30, 2013 to fund loans and to meet other cash needs as necessary.

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

Table 18: Interest Rate Sensitivity Gap Analysis

	September 30, 2013
(in thousands)	0-90 Days	91-180 Days	181-365 Days	1-5 years	Beyond 5 Years	Total
Earning Assets:
Loans	$365,156	$86,295	$50,268	$300,410	$60,616	$862,745
Securities at fair value	8,969	7,611	1,745	52,291	61,740	132,356
Other earnings assets	39,309	—	—	—	7,982	47,291
Total	$413,434	$93,906	$52,013	$352,701	$130,338	$1,042,392

Cumulative rate sensitive assets	$413,434	$507,340	$559,353	$912,054	$1,042,392

Interest-bearing liabilities
Interest bearing deposits (1)	$382,242	$79,620	$31,542	$120,742	$173,042	$787,188
Borrowings	17,849	6,900	3,725	15,710	5,991	50,175
Subordinated debentures	1,510	1,510	3,020	6,039	—	12,079
Total	$401,601	$88,030	$38,287	$142,491	$179,033	$849,442

Cumulative interest sensitive liabilities	$401,601	$489,631	$527,918	$670,409	$849,442

Interest sensitivity gap	$11,833	$5,876	$13,726	$210,210	$(48,695)

Cumulative interest sensitivity gap	$11,833	$17,709	$31,435	$241,645	$192,950
Cumulative ratio of rate sensitive assets to rate sensitive liabilities	103%	104%	106%	136%	123%

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

Along with the static gap analysis, Nicolet’s management also estimates the effect a gradual change and a sudden change in interest rates could have on expected net interest income through income simulation. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, and 300 bps or decreasing 100, 200 and 300 bps. All rates are increased or decreased parallel to the change in prime rate. The simulation assumes a static mix of assets and liabilities. As a result of the simulation, over a 12-month time period ending September 30, 2013, net interest income was estimated to decrease 5.18% if rates increase 100 bps, and was estimated to decrease 5.22% in a 100 bps declining rate environment assumption.  These results are in line with Nicolet’s increasing interest rate sensitivity position, relatively short (though extending) loan maturities and level of variable rate loans with interest floors; as rates remain low, asset maturities extend, and deposit maturities contract, this position continues to become more liability-sensitive.  These results are based solely on the modeled changes in the market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, changes in spreads between key market rates, or changes in consumer or business behavior. Interest rates did increase significantly in the third quarter with longer term rates rising over 100 bps, steepening the yield curve, and there was not a corresponding rise in deposit rates.  These results also do not include any management action to mitigate potential income variances within the modeled process. The simulation results are one indicator of interest rate risk, and actual net interest income is largely impacted by the allocation of assets, liabilities and product mix. Nicolet’s management continually reviews its interest rate risk position through the Asset/Liability Committee process, and such Committee reports to the full board of directors on a monthly basis.

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

On September 1, 2011, under the SBLF, Nicolet received $24.4 million from the Treasury for the issuance of 24,400 shares of Non-Cumulative Perpetual Preferred Stock, Series C, with $1,000 per share liquidation value. The annual dividend rate upon funding and for the following nine calendar quarters is 5%, unless there is growth in qualifying small business loans outstanding over a baseline which could reduce the rate to as low as 1% (as determined under the terms of the Securities Purchase Agreement (the “Agreement”)), adjusted quarterly. The dividend rate is fixed for the tenth quarter after funding through the end of the first four and one-half years at 7% (unless fixed at a lower rate given increased lending as similarly described above); and finally the dividend rate is fixed at 9% after four and one-half years if the preferred stock is not repaid. Nicolet’s weighted average dividend rate has been 5% between funding and September 30, 2013.  Under the terms of the Agreement, Nicolet is required to provide various information, certifications, and reporting to the Treasury. At December 31, 2012 and September 30, 2013, Nicolet believes it was in compliance with the requirements set by the Treasury in the Agreement. The preferred stock (under SBLF) qualifies as Tier 1 capital for regulatory purposes.

On April 26, 2013, $9.7 million of common stock was issued as part of the merger with Mid-Wisconsin. Concurrently with the merger, Nicolet also closed a private placement for an aggregate of $2.9 million in proceeds.  Approximately $401,000 in direct stock issuance costs for the merger and private placement were incurred and charged against additional paid in capital.  Despite the additional equity issued the effect of the merger transactions reduced overall capital ratios as a result of the increased asset size; however, minimum capital levels were maintained and Nicolet maintains sufficient regulatory capital for current and future needs.

On July 9, 2013 banking regulators issued final guidance on how regulatory capital will be calculated going forward.  Full provisions of these regulations will go into effect beginning in 2015.  Nicolet is determining the effect these regulations will have on future capital needs.

A summary of Nicolet’s and Nicolet National Bank’s regulatory capital amounts and ratios as of September 30, 2013 and December 31, 2012 are presented in the following table.

Table 19: Capital

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of September 30, 2013:
Nicolet
Total capital	$117,367	13.1%	$71,592	8.0%	N/A	N/A
Tier I capital	108,180	12.1%	35,796	4.0%	N/A	N/A
Leverage	108,180	9.8%	44,199	4.0%	N/A	N/A

Nicolet National Bank
Total capital	$108,140	12.3%	$70,276	8.0%	$87,845	10.0%
Tier I capital	98,953	11.3%	35,138	4.0%	52,707	6.0%
Leverage	98,953	9.1%	43,690	4.0%	54,612	5.0%

As of December 31, 2012:
Nicolet
Total capital	$85,738	15.2%	$45,098	8.0%	N/A	N/A
Tier I capital	78,691	14.0%	22,549	4.0%	N/A	N/A
Leverage	78,691	11.0%	28,622	4.0%	N/A	N/A

Nicolet National Bank
Total capital	$77,500	14.1%	$43,984	8.0%	$54,981	10.0%
Tier I capital	70,624	12.8%	21,992	4.0%	32,988	6.0%
Leverage	70,624	10.1%	27,916	4.0%	34,895	5.0%

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

NICOLET BANKSHARES, INC.

November 12, 2013	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

November 12, 2013	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer

