Form 10-K
period 2013-12-31
NICOLET BANKSHARES INC
filed 2014-03-13
CIK 1174850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from…………to………….

Commission file number 333-90052
NICOLET BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN (State or other jurisdiction of incorporation or organization)	47-0871001 (I.R.S. Employer Identification No.)
111 North Washington Street Green Bay, Wisconsin 54301 (920) 430-1400 (Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d). Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2013, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $57.4 million based on the closing sale price of $16.50 per share as reported on the OTCQB on June 28, 2013.

As of February 28, 2014, 4,232,584 shares of common stock were outstanding.

Nicolet Bankshares, Inc.

TABLE OF CONTENTS

PART I			PAGE

	Item 1.	Business	3-11

	Item 1A.	Risk Factors	11

	Item 1B.	Unresolved Staff Comments	11

	Item 2.	Properties	12

	Item 3.	Legal Proceedings	12

	Item 4.	Mine Safety Disclosures	12

PART II

	Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13

	Item 6.	Selected Financial Data	13-14

	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	15-38

	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	38

	Item 8.	Financial Statements and Supplementary Data	39-85

	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	86

	Item 9A.	Controls and Procedures	86

	Item 9B.	Other Information	86

PART III

	Item 10.	Directors, Executive Officers and Corporate Governance	86-87

	Item 11.	Executive Compensation	88-90

	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	91

	Item 13.	Certain Relationships and Related Transactions, and Director Independence	92

	Item 14.	Principal Accountant Fees and Services	92

PART IV

	Item 15.	Exhibits and Financial Statement Schedules	93

	Signatures		94

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities law.  Statements in this report that are not strictly historical are forward-looking and based upon current expectations that may differ materially from actual results.  These forward-looking statements, identified by words such as “will”, “expect”, “believe” and “prospects”, involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statement made herein.  These risks and uncertainties involve general economic trends and changes in interest rates, increased competition, regulatory or legislative developments affecting the financial industry generally or Nicolet Bankshares, Inc. specifically, changes in consumer demand for financial services, the possibility of unforeseen events affecting the industry generally or Nicolet Bankshares, Inc. specifically, the uncertainties associated with newly developed or acquired operations and market disruptions.  Nicolet Bankshares, Inc. undertakes no obligation to release revisions to these forward-looking statements publicly to reflect events or circumstances after the date hereof or to reflect the occurrence of unforeseen events, except as required to be reported under the rules and regulations of the Securities and Exchange Commission (“SEC”).

PART I

ITEM 1.         BUSINESS

General

Nicolet Bankshares, Inc. (individually referred to herein as the “Parent Company” and together with all its subsidiaries collectively referred to herein as “Nicolet,” the “Company,” “we,” “us” or “our”) is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Wisconsin.

Nicolet is a Wisconsin corporation, originally incorporated on April 5, 2000 as Green Bay Financial Corporation, a Wisconsin corporation, to serve as the holding company for and the sole shareholder of Nicolet National Bank.  It amended and restated its articles of incorporation and changed its name to Nicolet Bankshares, Inc. on March 14, 2002. It subsequently became the holding company for Nicolet National Bank upon the completion of the bank’s reorganization into a holding company structure on June 6, 2002.

Nicolet conducts operations through its wholly owned subsidiary, Nicolet National Bank, a commercial bank which was organized in 2000 as a national bank under the laws of the United States and opened for business, in Green Bay, Brown County, Wisconsin, on November 1, 2000 (referred to herein as “Nicolet National Bank,” or the “Bank”).  Structurally, Nicolet also wholly owns a registered investment advisory firm that principally provides investment strategy and transactional services to select community banks, wholly owns an investment subsidiary of the Bank that is based in Nevada, and entered into a joint venture that provides for 50% ownership of the building in which Nicolet is headquartered.  These subsidiaries are closely related to or incidental to the business of banking and none are individually or collectively significant to Nicolet’s financial position or results.

Nicolet National Bank is a full-service community bank, offering traditional banking products and services, and wealth management products and services, to businesses and individuals in the markets it serves, delivered through a branch network serving northeast and central Wisconsin communities and Menominee, Michigan, as well as through on-line and mobile banking capabilities.

Since its opening in late 2000, Nicolet has grown to $1.2 billion in assets as of December 31, 2013.  Over this time, Nicolet supplemented its organic growth with the December 2003 purchase of a branch and deposits in Menominee, Michigan, the July 2010 purchase of 4 branches and deposits in Brown County, the April 2013 merger transaction with Mid-Wisconsin Financial Services, Inc. (“Mid-Wisconsin”), and the August 2013 acquisition of selected assets and liabilities of Bank of Wausau through a transaction with the Federal Deposit Insurance Corporation (“FDIC”).

At December 31, 2013, Nicolet had total assets of $1.2 billion, loans of $847 million, deposits of $1.0 billion and total shareholders’ equity of $105 million.  Nicolet’s profitability is significantly dependent upon net interest income (interest income earned on loans and other interest-earning assets such as investments, net of interest expense on deposits and other borrowed funds), and noninterest income sources (including but not limited to service charges on deposits, trust and brokerage fees, and mortgage fee income from sales of residential mortgages into the secondary market), offset by the level of the provision for loan losses, noninterest expenses (largely employee compensation and overhead expenses tied to processing and operating the Bank’s business), and income taxes.  For the year ended December 31, 2013, Nicolet earned net income of $16.1 million, and after $1.0 million of preferred stock dividends, net income available to common shareholders was $15.1 million or $3.80 per diluted common share.

Products and Services Overview

Nicolet’s principal business is banking, consisting of lending and deposit gathering, as well as ancillary banking-related products and services, to businesses and individuals of the communities it serves, and the operational support to deliver, fund and manage such banking products and services.  Additionally, the Bank offers trust and investment management services for individuals and retirement plan services business customers.  Nicolet delivers its products and services through 23 branch locations, on-line banking, mobile banking and an interactive website.  Nicolet’s call center also services customers.

Nicolet offers a variety of loans, deposits and related services to business customers (especially small and medium-sized businesses and professional concerns), including but not limited to: business checking and other business deposit products and cash management services, international banking services, business loans, lines of credit, commercial real estate financing, construction loans, agricultural real estate or production loans, and letters of credit, as well as retirement plan services.  Similarly, Nicolet offers a variety of banking products and services to consumers, including but not limited to: residential mortgage loans and mortgage refinancing, home equity loans and lines of credit, residential construction loans, personal loans, checking, savings and money market accounts, various certificates of deposit and individual retirement accounts, safe deposit boxes, and personal brokerage, trust and fiduciary services.  Nicolet also provides on-line services including commercial, retail and trust on-line banking, automated bill payment, mobile banking deposits and account access, remote deposit capture, and telephone banking, and other services such as wire transfers, courier services, debit cards, credit cards, pre-paid gift cards, direct deposit, official bank checks and U.S. Savings bonds.

Lending is critical to Nicolet’s balance sheet and earnings potential. Nicolet seeks creditworthy borrowers principally within the geographic area of its branch locations.  As a community bank with experienced commercial lenders and residential mortgage lenders, the Bank’s primary lending function is to make commercial loans (consisting of commercial, industrial, and business loans, owner-occupied commercial real estate, and agricultural production and real estate loans); commercial real estate (“CRE”) loans (consisting of investment real estate loans and construction and land development loans); residential real estate loans (consisting of residential first lien mortgages, junior lien mortgages such as home equity loans and lines of credit, and to a lesser degree residential construction loans; and other loans, mainly consumer in nature.  As of December 31, 2013, Nicolet’s loan portfolio mix was as follows:

Loan category	% of Total Loans
Commercial and industrial	30%
Owner-occupied CRE	22%
Agricultural production and real estate	6%
Total commercial loans	58%
CRE-investment	11%
Construction and land development	5%
Total CRE loans	16%
Residential first mortgages	18%
Residential junior mortgages	6%
Residential construction	1%
Total residential real estate loans	25%
Other	1%

Lending involves credit risk.  Nicolet has and follows extensive loan policies and procedures to standardize processes, meet compliance requirements and prudently manage underwriting, credit and other risks.  Credit risk is further controlled and monitored through active asset quality management including the use of lending standards, thorough review of current and potential borrowers through Nicolet’s underwriting process, close relationships with and regular check-ins with borrowers, and active asset quality administration.  For further discussion of credit risk management, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” under Part II, Item 7.

Employees

At December 31, 2013, Nicolet had approximately 290 full-time equivalent employees.  None of our employees are represented by unions.

Market Area and Competition

Nicolet National Bank is a full-service community bank, providing a full range of traditional commercial and retail banking services, as well as wealth management services, throughout northeastern and central Wisconsin and the upper peninsula of Michigan.  Nicolet markets its services to owner-managed companies, the individual owners of these businesses, and other residents of its market area, which at December 31, 2013 is through 23 branches located within 10 Wisconsin counties (Brown, Outagamie, Marinette, Taylor, Clark, Marathon, Oneida, Price, Vilas, and Eau Claire) and in Menominee, Michigan. Based on deposit market share data published by the FDIC as of June 30, 2013, the Bank ranks in the top three of market share for Brown, Taylor and Clark counties and in the top six for Menominee, Marinette and Price counties.

The financial services industry is highly competitive. Nicolet competes for loans, deposits and wealth management or financial services in all its principal markets.  Nicolet competes directly with other bank and nonbank institutions located within our markets (some that may have an established customer base or name recognition), internet-based banks, out-of-market banks that advertise or otherwise serve its markets, money market and other mutual funds, brokerage houses, mortgage companies, insurance companies or other commercial entities that offer financial services products.  Competition involves efforts to retain current or procure new customers, obtain new loans and deposits, increase the scope and type of products or services offered, and offer competitive interest rates paid on deposits or charged on loans, as well as to deliver other aspects of banking competitively. Many of Nicolet’s competitors may enjoy competitive advantages, including greater financial resources, broader geographic presence, more accessible branches or more advanced technologic delivery of products or services, more favorable pricing alternatives and lower origination or operating costs.

We believe our competitive pricing, personalized service and community engagement enable us to effectively compete in our markets. Nicolet employs seasoned banking and wealth management professionals with experience in its market areas and who are active in their communities.  Nicolet’s emphasis on meeting customer needs in a relationship-focused manner, combined with local decision making on extensions of credit, distinguishes Nicolet from its competitors, particularly in the case of large financial institutions. Nicolet believes it further distinguishes itself by providing a range of products and services characteristic of a large financial institution while providing the personalized service, real conversation, and convenience characteristic of a local, community bank.

Supervision and Regulation

Set forth below is an explanation of the major pieces of legislation and regulation affecting the banking industry and how that legislation and regulation affects Nicolet’s actions. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on the business and prospects of Nicolet or Nicolet National Bank, and legislative changes and the policies of various regulatory authorities may significantly affect their operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on the future business and earnings of Nicolet or Nicolet National Bank.

Regulation of Nicolet

Because Nicolet owns all of the capital stock of Nicolet National Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”).  As a result, Nicolet is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  As a bank holding company located in Wisconsin, the Wisconsin Department of Financial Institutions (the “WDFI”) also regulates and monitors all significant aspects of its operations.

Acquisitions of Banks.  The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

●
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

●	acquiring all or substantially all of the assets of any bank; or
●	merging or consolidating with any other bank holding company.

Additionally, The Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition, or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.  The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks involved in the transaction and the convenience and needs of the community to be served.  The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under The Bank Holding Company Act, if adequately capitalized and adequately managed, Nicolet or any other bank holding company located in Wisconsin may purchase a bank located outside of Wisconsin.  Conversely, an adequately capitalized and adequately managed bank holding company located outside of Wisconsin may purchase a bank located inside Wisconsin.  In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

Change in Bank Control.   Subject to various exceptions, The Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities of the bank holding company.  The regulations provide a procedure for challenging rebuttable presumptions of control.

Permitted Activities.  The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company.  While Nicolet meets the qualification standards applicable to financial holding companies, Nicolet has not elected to become a financial holding company at this time.

Support of Subsidiary Institutions.   Under Federal Reserve policy and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Nicolet is expected to act as a source of financial strength for Nicolet National Bank and to commit resources to support Nicolet National Bank.  This support may be required at times when, without this Federal Reserve policy or the impending rules, Nicolet might not be inclined to provide it. In addition, any capital loans made by Nicolet to Nicolet National Bank will be repaid only after Nicolet National Bank’s deposits and various other obligations are repaid in full.

Capital Adequacy.  Nicolet is subject to capital requirements applied on a consolidated basis, which are substantially similar to those required of Nicolet National Bank, which are summarized below.

Dividend Restrictions.  Under Federal Reserve policies, bank holding companies may pay cash dividends on common stock only out of income available over the past year if prospective earnings retention is consistent with the organization’s expected future needs and financial condition and if the organization is not in danger of not meeting its minimum regulatory capital requirements.  Federal Reserve policy also provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

In addition, when Nicolet received its capital investment from the U.S. Department of the Treasury (the “Treasury”) under the Small Business Lending Fund (the “SBLF”) on September 1, 2011, it became subject to certain contractual limitations on the payment of dividends.  These limitations require, among other things, that (1) all dividends for the SBLF Preferred Stock paid before other dividends can be paid and (2) no dividends on or repurchases of Nicolet common stock will be permitted if the payment or dividends would result in a reduction of Nicolet’s Tier 1 capital from the level on the SBLF closing date by more than 10%.

Regulation of Nicolet National Bank

Because Nicolet National Bank is chartered as a national bank, it is primarily subject to the supervision, examination, and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency (the “OCC”).  The OCC regularly examines Nicolet National Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.  The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.  Because Nicolet National Bank’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations and the FDIC also has examination authority and back-up enforcement power over Nicolet National Bank.  Nicolet National Bank is also subject to numerous state and federal statutes and regulations that affect Nicolet its business, activities, and operations.

Branching.  National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located.  Under Wisconsin law and the Dodd-Frank Act, and with the prior approval of the OCC, Nicolet National Bank may open branch offices within or outside of Wisconsin, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch.  In addition, with prior regulatory approval, Nicolet National Bank may acquire branches of existing banks located in Wisconsin or other states.

Capital Adequacy. The Federal Reserve Board has established a risk-based and a leverage measure of capital adequacy for bank holding companies.  Nicolet National Bank is also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve Board for bank holding companies.  Under the OCC’s risk-based capital measure, the minimum ratio of a bank’s total capital to risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit) is 8.0%.  At least half of total capital must be composed of “Tier 1 Capital.” Tier 1 Capital includes common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and various other intangible assets.  The remainder of total capital may consist of “Tier 2 Capital” which includes certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves.  A bank that does not satisfy minimum capital requirements may be required to adopt and implement a plan acceptable to its federal banking regulator to achieve an adequate level of capital.

Under the leverage capital measure, the minimum ratio of Tier 1 Capital to average assets, less goodwill and various other intangible assets, generally is 4.0%.  The regulatory guidelines also provide that banks experiencing internal, growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and a bank’s “Tangible Leverage Ratio” (determined by deducting all intangible assets) and other indicators of a bank’s capital strength also are taken into consideration by banking regulators in evaluating proposals for expansion or new activities.

The OCC also considers interest rate risk (arising when the interest rate sensitivity of the Bank’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of the bank’s capital adequacy.  Banks with excessive interest rate risk exposure are required to hold additional amounts of capital against their exposure to losses resulting from that risk.  Through the risk-weighting of assets, the regulators also require banks to incorporate market risk components into their risk-based capital.  Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s lending and trading activities.

The Bank’s capital categories are determined solely for the purpose of applying the “prompt corrective action” rules described below and they are not necessarily an accurate representation of its overall financial condition or prospects for other purposes. Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business.  See “Prompt Corrective Action” below.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, in which all institutions are placed.  The federal banking agencies have also specified by regulation the relevant capital levels for each category.

A “well-capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure, pursuant to any written agreement, order, capital directive, or prompt corrective action directive, and has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, and a Tier 1 leverage ratio of at least 5%.  Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action.  However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices, which requires certain remedial action.

As of December 31, 2013, Nicolet National Bank satisfied the requirements of “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 17, “Regulatory Capital Requirements and Restrictions of Dividends,” in the Notes to Consolidated Financial Statements, under Part II, Item 9, for Nicolet and Nicolet National Bank regulatory capital ratios.

As a bank’s capital position deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories:  undercapitalized, significantly undercapitalized, and critically undercapitalized.  The severity of the action depends upon the capital category in which the institution is placed.  Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

FDIC Insurance Assessments. Nicolet National Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC up to the maximum amount permitted by law, which was permanently increased to $250,000 by the Dodd-Frank Act.  The FDIC uses the Deposit Insurance Fund to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails.  Nicolet National Bank is thus subject to FDIC deposit premium assessments.  The cost of premium assessments are impacted by, among other things, a bank’s capital category under the prompt corrective action system.

Commercial Real Estate Lending.  In 2006, the federal banking regulators issued the following final guidance to help identify institutions that are potentially exposed to significant commercial real estate lending risk and may warrant greater supervisory scrutiny:

●	total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital, or

●
total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

Enforcement Powers.  The Financial Institution Reform Recovery and Enforcement Act (“FIRREA”) expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.”  Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs.  These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.  Civil penalties may be as high as $1,100,000 per day for such violations.  Criminal penalties for some financial institution crimes have been increased to 20 years.

Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on Nicolet National Bank.  Additionally, Nicolet National Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Payment of Dividends.  Statutory and regulatory limitations apply to Nicolet National Bank’s payment of dividends to Nicolet.  If, in the opinion of the OCC, Nicolet National Bank were engaged in or about to engage in an unsafe or unsound practice, the OCC could require that Nicolet National Bank stop or refrain from engaging in the practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.

Nicolet National Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by Nicolet National Bank in any year will exceed (1) the total of Nicolet National Bank’s net profits for that year, plus (2) Nicolet National Bank’s retained net profits of the preceding two years, less any required transfers to surplus.  The payment of dividends may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines or any conditions or restrictions that may be imposed by regulatory authorities.

Transactions with Affiliates and Insiders. Nicolet National Bank is subject to the provisions of Regulation W promulgated by the Federal Reserve, which encompasses Sections 23A and 23B of the Federal Reserve Act.  Regulation W places limits and conditions on the amount of loans or extensions of credit to, investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  Regulation W also prohibits, among other things, an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.  Federal law also places restrictions on Nicolet National Bank’s ability to extend credit to its executive officers, directors, principal shareholders and their related interests.  These extensions of credit: must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties; and must not involve more than the normal risk of repayment or present other unfavorable features.

USA Patriot Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) requires each financial institution to: (i) establish an anti-money laundering program; and (ii) establish due diligence policies, procedures and controls with respect to its private and correspondent banking accounts involving foreign individuals and certain foreign banks.  In addition, the USA PATRIOT Act encourages cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

Customer Protection.  Nicolet National Bank is also subject to consumer laws and regulations intended to protect consumers in transactions with depository institutions, as well as other laws or regulations affecting customers of financial institutions generally. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act and the Federal Trade Commission Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.

Financial Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Act, which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. It requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. These studies could potentially result in additional legislative or regulatory action.

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry as a whole or on Nicolet’s and Nicolet National Bank’s business, results of operations, and financial condition.  Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally.  However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for Nicolet and Nicolet National Bank.  Some of the rules that have been adopted to comply with the Dodd-Frank Act’s mandates are discussed below.

Consumer Financial Protection Bureau. The Dodd-Frank Act centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with the Consumer Financial Protection Bureau (the “CFPB”).  Depository institutions with less than $10 billion in assets, such as Nicolet National Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.

UDAP and UDAAP. Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act—the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce (“UDAP” or “FTC Act”). “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” (“UDAAP”), which has been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.

Mortgage Reform. The CFPB has adopted final rules implementing minimum standards for the origination of residential mortgages, including standards regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.  In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.

Deposit Insurance and Assessments.  The $250,000 limit for federal deposit insurance for noninterest-bearing demand transaction accounts at all insured depository institutions was made permanent by the Dodd-Frank Act.  The Dodd-Frank Act also changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund and increased the floor on the size of the Deposit Insurance Fund.

Demand Deposits. The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

Interchange Fees.  The Federal Reserve has issued final rules limiting the amount of any debit card interchange fee that an issuer may receive or charge with respect to electronic debit card transactions to be reasonable and proportional to the cost incurred by the issuer with respect to the transaction.

Volcker Rule.  On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act.  Under the final regulations, which will become effective on April 1, 2014, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest  in private equity and hedge funds.  The Federal Reserve has granted an extension for compliance with the Volcker Rule until July 21, 2015.  Nicolet National Bank believes there will be no significant impact of the Volcker Rule on its investment portfolio.

Basel III

On July 2, 2013, the Federal Reserve approved a final rule to establish a new comprehensive regulatory capital framework for all US banking organizations.  On July 9, 2013, the final rule was approved (as an interim final rule) by the FDIC.  The Regulatory Capital Framework (Basel III) implements several changes to the U.S. regulatory capital framework required by the Dodd-Frank Act. The new US capital framework imposes higher minimum capital requirements, additional capital buffers above those minimum requirements, a more restrictive definition of capital, and higher risk weights for various enumerated classifications of assets, the combined impact of which effectively results in substantially more demanding capital standards for US banking organizations.

The Basel III final rule establishes a new common equity Tier 1 capital (“CET1”) requirement, an increase in the Tier 1 capital requirement from 4.0% to 6.0% and maintains the current 8.0% total capital requirement.  The new CET1 and minimum Tier 1 capital requirements are effective January 1, 2015.  In addition to these minimum risk-based capital ratios, the Basel final rule requires that all banking organizations maintain a “capital conservation buffer” consisting of common equity Tier 1 capital (“CET1”) in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers.  In order to avoid those restrictions, the capital conservation buffer effectively increases the minimum CET1 capital, Tier 1 capital, and total capital ratios for US banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Banking organizations with capital levels that fall within the buffer will be required to limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments.  The capital conservation buffer is phased in over a 5-year period beginning January 1, 2016.

As required by Dodd-Frank, the Basel III final rule requires that capital instruments such as trust preferred securities and cumulative preferred shares be phased-out of Tier 1 capital by January 1, 2016, for banking organizations that had $15 billion or more in total consolidated assets as of December 31, 2009 and permanently grandfathers as Tier 1 capital such instruments issued by these smaller entities prior to May 19, 2010 (provided they do not exceed 25 percent of Tier 1 capital). Nicolet’s trust preferred securities are grandfathered under this provision.

The Basel III final rule provides banking organizations under $250 billion in total consolidated assets or under $10 billion in foreign exposures with a one-time “opt-out” right to continue excluding Accumulated Other Comprehensive Income from CET1 capital.  The election to opt out must be made on the banking organization’s first Call Report filed after January 1, 2015.

The Basel III final rule requires that goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities (“DTLs”), be deducted from CET1 capital.  Additionally, deferred tax assets (“DTAs”) that arise from net operating loss and tax credit carryforwards, net of associated DTLs and valuation allowances, are fully deducted from CET1 capital. However, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, along with mortgage servicing assets and “significant” (defined as greater than 10% of the issued and outstanding common stock of the unconsolidated financial institution) investments in the common stock of unconsolidated “financial institutions” are partially includible in CET1 capital, subject to deductions defined in the final rule.

Available Information

Nicolet became a public reporting company under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on March 26, 2013, when Nicolet’s registration statement related to its acquisition of Mid-Wisconsin Financial Services, Inc. (Registration Statement on Form S-4, “Regis. No. 333-186401”) became effective.  Nicolet files annual, quarterly, and current reports, and other information with the SEC.  These filings are available to the public on the Internet at the SEC’s website at www.sec.gov.  Shareholders may also read and copy any document that we file at the SEC’s public reference rooms located at 100 F Street, NE, Washington, DC 20549.  Shareholders may call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Nicolet’s internet address is www.nicoletbank.com.  We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.      RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

The headquarters of both Nicolet and Nicolet National Bank is located at 111 North Washington Street, Green Bay, Wisconsin.  Including the main office, Nicolet National Bank operates 23 owned or leased branch locations noted below, most of which are free-standing, newer buildings that provide adequate access, customer parking, and drive-through and/or ATM services. In addition, Nicolet owns or leases other real property that, when considered in aggregate, is not significant to its financial position.  No property listed below as owned is subject to a mortgage or similar encumbrance.

Green Bay (main office)	111 N. Washington Street	Green Bay	WI	Leased*
De Pere	1011 N. Broadway Avenue	De Pere	WI	Owned
West De Pere	1610 Lawrence Drive	De Pere	WI	Leased
Howard	2380 Duck Creek Parkway	Green Bay	WI	Owned
Ashwaubenon	2363 Holmgren Way	Green Bay	WI	Leased
Bellevue	2082 Monroe Road	De Pere	WI	Leased
Appleton	900 W. College Avenue	Appleton	WI	Leased
Appleton - Kensington	2400 S. Kensington Drive, Suite 100	Appleton	WI	Leased*
Crivitz	315 US Hwy 141 N.	Crivitz	WI	Owned
Marinette	2009 Hall Avenue	Marinette	WI	Owned
Menominee	1015 10th Avenue	Menominee	MI	Owned
Eagle River	325 W. Pine Street	Eagle River	WI	Leased
Minocqua	8744 US Hwy 51 N.	Minocqua	WI	Leased
Rhinelander	2170 Lincoln Street	Rhinelander	WI	Owned
Phillips	864 N. Lake Avenue	Phillips	WI	Owned
Rib Lake	717 McComb Avenue	Rib Lake	WI	Owned
Medford	134 S. 8th Street	Medford	WI	Owned
Wausau	2100 Stewart Avenue, Suite 100	Wausau	WI	Leased*
Rib Mountain	3845 Rib Mountain Drive	Wausau	WI	Owned
Abbotsford	119 N. First Street	Abbotsford	WI	Owned
Colby	101 S. First Street	Colby	WI	Owned
Neillsville	500 West Street	Neillsville	WI	Owned
Fairchild	111 N. Front Street	Fairchild	WI	Owned

*These leased locations involve related parties. For additional disclosure, see Note 15, “Related Party Transactions,” of the Notes to Consolidated Financial Statements under Part II, Item 8.

ITEM 3.         LEGAL PROCEEDINGS

We and our subsidiaries may be involved from time to time in various routine legal proceedings incidental to our respective businesses. Neither we nor any of our subsidiaries are currently engaged in any legal proceedings that are expected to have a material adverse effect on our results of operations or financial position.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Nicolet’s common stock is traded on the Over-The-Counter Markets (“OTCQB”) under the symbol “NCBS”.  The common stock was authorized to commence trading on the OTCQB  on April 26, 2013, with the first trade completed on May 12, 2013.  Prior to such trading, there was no established market for Nicolet’s common stock. Although the common stock is currently traded on the OTCQB, the trading volume is less than that of banks with larger market capitalizations. As of February 28, 2014, Nicolet had approximately 690 shareholders of record.

The following table sets forth the high and low bid prices and quarter end closing prices of Nicolet’s common stock as reported by the OTCQB for the periods indicated on or after April 26, 2013.  High and low prices noted for the periods prior to April 26, 2013 represent sales prices for the common stock, to the extent known by management.

For The Quarter Ended
	High Bid Prices	Low Bid Prices	Closing Sales Prices

December 31, 2013	$17.00	$15.71	$16.54
September 30, 2013	17.00	15.77	16.51
June 30, 2013	17.50	15.80	16.50
March 31, 2013	16.50	16.50

December 31, 2012	$16.50	$16.50
September 30, 2012	16.50	16.50
June 30, 2012	16.50	16.50
March 31, 2012	16.50	16.50

Nicolet has not paid dividends on its common stock since its inception in 2000, nor does it currently have any plans to pay dividends on Nicolet common stock in the foreseeable future. Future determinations regarding dividend policy will be made at the discretion of Nicolet’s board of directors based on factors they deem relevant at this time, including but not limited to, earnings, capital requirements, support to Nicolet’s operations and/or to finance growth and development of its business. Any cash dividends paid by Nicolet on its common stock must comply with applicable Federal Reserve policies and with certain contractual limitations on the payment of dividends related to the SBLF, both described further in “Business—Regulation of Nicolet—Dividend Restrictions.”  Nicolet National Bank is also subject to regulatory restrictions on the amount of dividends it is permitted to pay to Nicolet as further described in Note 17, “Regulatory Capital Requirements and Restrictions on Dividends,” in the Notes to Consolidated Financial Statements under Item 8.

On January 21, 2014, Nicolet’s board of directors approved a resolution authorizing a stock repurchase program whereby Nicolet may utilize up to $6 million to purchase up to 350,000 shares of its outstanding common stock from time to time in the open market or block transactions as market conditions warrant or in private transactions.

ITEM 6.          SELECTED FINANCIAL DATA

The selected consolidated financial data presented as of December 31, 2013 and 2012 and for each of the years in the two-year period ended December 31, 2013 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The selected consolidated financial data as of December 31, 2011, 2010 and 2009 is derived from audited consolidated financial statements that are not required to be included in this report.

EARNINGS SUMMARY AND SELECTED FINANCIAL DATA
(In thousands, except per share data)	At and for the year ended December 31,
	2013	2012	2011	2010	2009
Results of operations:
Interest income	$43,196	$28,795	$29,830	$31,420	$31,582
Interest expense	6,292	6,530	8,383	11,291	15,218
Net interest income	36,904	22,265	21,447	20,129	16,364
Provision for loan losses	6,200	4,325	6,600	8,500	6,000
Net interest income after provision for loan losses	30,704	17,940	14,847	11,629	10,364
Other income	25,736	10,744	8,444	8,968	7,531
Other expense	36,431	24,062	21,443	19,316	16,684
Income before income taxes	20,009	4,622	1,848	1,281	1,211
Income tax expense	3,837	1,529	318	136	45
Net income	16,172	3,093	1,530	1,145	1,166
Net income (loss) attributable to noncontrolling interest	31	57	40	35	(11)
Net income attributable to Nicolet Bankshares, Inc.	16,141	3,036	1,490	1,110	1,177
Preferred stock dividends and discount accretion	976	1,220	1,461	985	1,001
Net income available to common equity	$15,165	$1,816	$29	$125	$176
Earnings per common share:
Basic	$3.81	$0.53	$0.01	$0.04	$0.05
Diluted	3.80	0.53	0.01	0.04	0.05
Weighted average common shares outstanding:
Basic	3,977	3,440	3,469	3,452	3,500
Diluted	3,988	3,442	3,488	3,481	3,528
Year-End Balances:
Loans	$847,358	$552,601	$472,489	$513,761	$486,571
Allowance for loan losses	9,232	7,120	5,899	8,635	6,232
Investment securities available-for-sale, at fair value	127,515	55,901	56,759	52,388	54,273
Total assets	1,198,803	745,255	678,249	674,754	675,403
Deposits	1,034,834	616,093	551,536	558,464	556,984
Other debt	39,538	39,190	39,506	39,972	43,486
Junior subordinated debentures	12,128	6,186	6,186	6,186	6,186
Common equity	80,462	52,933	51,623	50,417	49,790
Stockholders’ equity	104,862	77,333	76,023	65,620	64,824
Book value per common share	18.97	15.45	14.83	14.57	14.47
Average Balances:
Loans	$753,284	$521,209	$503,362	$499,193	$478,267
Earning assets	913,104	614,252	582,486	603,182	579,803
Total assets	997,372	674,222	642,353	653,710	633,284
Deposits	830,884	545,896	522,297	530,682	510,741
Interest-bearing liabilities	756,606	511,572	500,895	524,461	507,223
Common equity	70,737	52,135	50,968	51,661	50,441
Stockholders’ equity	95,137	76,535	69,284	66,923	65,387
Financial Ratios:
Return on average assets	1.62%	0.45%	0.23%	0.17%	0.19%
Return on average equity	16.97%	3.97%	2.15%	1.66%	1.80%
Return on average common equity	21.44%	3.48%	0.06%	0.24%	0.35%
Average equity to average assets	9.54%	11.35%	10.79%	10.22%	10.32%
Net interest margin	4.06%	3.67%	3.75%	3.39%	2.89%
Stockholders’ equity to assets	8.75%	10.38%	11.21%	9.73%	9.60%
Net loan charge-offs to average loans	0.54%	0.60%	1.85%	1.22%	1.11%
Nonperforming loans to total loans	1.21%	1.27%	2.01%	2.10%	1.69%
Nonperforming assets to total assets	1.02%	0.97%	1.49%	1.81%	1.42%

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of Nicolet.  It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

The detailed financial discussion that follows focuses on 2013 results compared to 2012, as required for smaller reporting companies.  Some tabular information is shown for trends of three years or for five years as required under SEC regulations.

Overview

Nicolet is a bank holding company headquartered in Green Bay, Wisconsin, providing a diversified range of traditional commercial and retail banking services, as well as wealth management services, to individuals, business owners, and businesses in its market area through the 23 branch offices of its banking subsidiary, Nicolet National Bank, located within 10 Wisconsin counties (Brown, Outagamie, Marinette, Taylor, Clark, Marathon, Oneida, Price, Vilas and Eau Claire) and in Menominee, Michigan.

Nicolet’s primary revenue sources are net interest income, representing interest income from loans and other interest earning assets such as investments, less interest expense on deposits and other borrowings, and noninterest income, including, among others, trust and brokerage fees, service charges on deposit accounts, secondary mortgage income and other fees or revenue from financial services provided to customers or ancillary to loans and deposits. Business volumes and pricing drive revenue potential and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth and competitive conditions within the marketplace.

2013 was a year for execution on strategic growth initiatives.  At December 31, 2013, total assets were $1.2 billion, up $454 million or 61% over year end 2012, and book value per common share was $18.97, up $3.52 or 23% from December 31, 2012.  Net income attributable to Nicolet was $16.1 million for 2013, and after $1.0 million of preferred stock dividends, net income available to common shareholders was $15.1 million or $3.80 per diluted common share, compared to diluted earnings per common share of $0.53 for 2012.  Financial results for 2013 were largely impacted by Nicolet’s 2013 acquisitions of two distressed financial institutions – the predominantly stock-for-stock merger with Mid-Wisconsin announced in November 2012 and consummated in April 2013 and the smaller FDIC-assisted acquisition of Bank of Wausau announced and completed in August 2013 (collectively the “2013 acquisitions”).  Combined, as of their respective acquisition dates, these transactions added 12 branch locations to Nicolet’s footprint and approximately $483 million in assets, $284 million in loans and $388 million in deposits.  Also, 2013 results included approximately eight months of Mid-Wisconsin operations, five months of Bank of Wausau operations, and combined related non-recurring bargain purchase gains of $11.9 million and direct merger expenses of $1.9 million pre-tax.  Nonperforming assets to total assets were 1.02% at December 31, 2013, even with acquiring $284 million in loans, reflecting Nicolet’s commitment to immediate and dedicated work on asset resolution, particularly on acquired nonperforming assets. For additional details, see Note 2, “Acquisitions,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Performance Summary

Net income attributable to Nicolet was $16.1 million for 2013, and after $1.0 million of preferred stock dividends, net income available to common shareholders was $15.1 million, or $3.80 per diluted common share.  Comparatively, 2012 net income was $3.0 million, and after $1.2 million of preferred stock dividends, net income available to common shareholders was $1.8 million or $0.53 per diluted common share for 2012.  Income statement results and average balances for 2013 include approximately eight months of Mid-Wisconsin and five months of Bank of Wausau activity (as the results of operations of both entities prior to consummation are appropriately not included in the accompanying consolidated financial statements); thus, analytically, roughly 40% increases in certain average balances and certain income statement lines between 2013 and 2012 would be explainable from inclusion of the 2013 acquisitions.  Results of 2013 also included total bargain purchase gains of $11.9 million and pre-tax, non-recurring expenses of approximately $1.9 million specifically related to the consummation and integration of the 2013 acquisitions.  Beginning in the fourth quarter of 2013, given growth in qualifying small business loans, Nicolet qualified for a 1% annual dividend rate on its preferred stock issued to the Treasury related to its participation in the Small Business Lending Fund (“SBLF”), compared to the previous 5% annual rate, resulting in the $0.2 million reduction in preferred stock dividends between 2013 and 2012.

15

●
Net interest income was $36.9 million for 2013, an increase of $14.6 million or 66% compared to 2012.   The improvement was primarily volume related, with average interest-earning assets up $299 million or 49%, at an improved interest rate spread (up 46 basis points (“bps”)) between 2013 and 2012, driven mainly by a continued reduction in the cost of funds.  On a tax-equivalent basis, the 2013 net interest margin was 4.06%, up 39 bps over 3.67% in 2012.  The cost of interest-bearing liabilities was 0.83%, 44 bps lower than 2012, while the average yield on earning assets was 4.75%, 2 bps higher than in 2012, resulting in a 46 bps improvement in the interest rate spread.

●
Loans were $847 million at December 31, 2013, up $294 million or 53% over December 31, 2012. Removing the $284 million of loans added at acquisition (i.e. $272 million from Mid-Wisconsin and $12 million from Bank of Wausau), loans grew organically 2% over year end 2012.  Average loans were $753 million in 2013 yielding 5.40%, compared to $521 million in 2012 yielding 5.17%, an increase of 45% in average balances.

●
Total deposits were $1.0 billion at December 31, 2013, an increase of $419 million or 68% over December 31, 2012.  Removing the $370 million of deposits added at acquisition (i.e. $346 million from Mid-Wisconsin and $24 million net deposits acquired from Bank of Wausau given the quick redemption of $18 million of rate-sensitive certificates of deposit), deposits grew organically 8% over year end 2012.  Between 2013 and 2012, average deposits were up $285 million or 52%, with 2013 average total deposits of $831 million and interest-bearing deposits costing 0.63%, compared to 2012 average deposits of $546 million and interest-bearing deposits costing 1.01%.

●
Asset quality measures remained relatively strong.  Nonperforming assets were 0.97% of assets at  December 31, 2012, peaked at 1.88% of assets at September 30, 2013 (shortly following the consummation of the acquisitions), and were 1.02% of assets at year end 2013, a result of dedicated work on asset resolution.  For 2013, the provision for loan losses was $6.2 million, exceeding net charge offs of $4.1 million.  For 2012 the provision for loan losses was $4.3 million against $3.1 million in net charge offs.  The allowance for loan losses (“ALLL”) was $9.2 million or 1.09% of loans at December 31, 2013 (impacted by the 2013 acquisitions adding no ALLL while adding $284 million to loans at acquisitions), compared to an ALLL of $7.1 million representing 1.29% of loans at December 31, 2012.

●
Noninterest income was $25.7 million for 2013, up $15.0 million or 140% over 2012, with $11.9 million of this variance attributable to the bargain purchase gains recorded in conjunction with the 2013 acquisitions.  Excluding the bargain purchase gains, noninterest income was up $3.1 million or 29% over 2012.  Notable increases over last year, largely due to increased business from the expanded size of the Company, were seen in service charges on deposits (up $0.6 million or 55%), trust fee income (up $1.1 million or 35%), net gains on sale of assets (up $1.2 million, mainly from favorable sale resolutions of other real estate owned), and other income (up $0.6 million, of which $0.4 million of the increase is due to income from higher debit card volumes). Mortgage income was $0.8 million or 24% lower than 2012, resulting from a significant decline in mortgage production, concentrated in the second half of 2013 in response to rising mortgage rates and uncertainties in economic and political environments impacting consumer confidence.

●
Noninterest expense was $36.4 million for 2013, up $12.4 million or 51% over 2012, as the 2013 period included increased operations for approximately eight months from the Mid-Wisconsin and five months from the Bank of Wausau transactions and approximately $1.9 million of non-recurring merger-related expenses.  Excluding the $1.9 million of merger-related expenses, noninterest expense was up $10.5 million or 44%.  Most notably, salaries and employee benefits accounted for $6.5 million of the variance between 2013 and 2012 (of which approximately $1 million was attributable to non-recurring merger expenses), other expenses increased $1.8 million (of which nearly $0.9 million was attributable to non-recurring merger expenses), and core deposit intangible amortization increased $0.5 million, fully attributable to the Mid-Wisconsin merger.

Net Interest Income

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustments) was $36.9 million in 2013, compared to $22.3 million in 2012. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $608,000 and $590,000, for 2013 and 2012, respectively, resulting in taxable equivalent net interest income of $37.5 million for 2013 and $22.9 million for 2012.

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

Table 1: Average Balance Sheet and Net Interest Income Analysis — Taxable-Equivalent Basis
(dollars in thousands)

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans	$753,284	$41,119	5.40%	$521,209	$27,280	5.17%	$503,362	$28,190	5.54%
Investment securities
Taxable	76,016	1,107	1.46%	21,963	625	2.85%	19,242	725	3.77%
Tax-exempt	31,989	1,234	3.86%	26,396	1,247	4.73%	26,889	1,408	5.24%
Other interest-earning assets	51,815	344	0.66%	44,684	233	0.52%	32,993	167	0.51%
Total interest-earning assets	913,104	$43,804	4.75%	614,252	$29,385	4.73%	582,486	$30,490	5.18%
Cash and due from banks	22,178			15,628			18,785
Other assets	62,090			44,342			41,082
Total assets	$997,372			$674,222			$642,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$79,164	$216	0.27%	$33,046	$151	0.46%	$16,829	$45	0.27%
Interest-bearing demand	154,991	1,251	0.81%	90,666	888	0.98%	63,346	404	0.64%
MMA	222,299	780	0.35%	167,196	780	0.47%	156,471	1,142	0.73%
Core time deposits	195,226	1,776	0.91%	133,814	2,373	1.77%	154,115	2,664	1.73%
Brokered deposits	41,029	370	0.90%	40,203	511	1.27%	63,749	2,255	3.54%
Total interest-bearing deposits	692,709	4,393	0.63%	464,925	4,703	1.01%	454,510	6,510	1.43%
Other interest-bearing liabilities	63,897	1,899	2.93%	46,647	1,827	3.85%	46,385	1,873	3.98%
Total interest-bearing liabilities	756,606	6,292	0.83%	511,572	6,530	1.27%	500,895	8,383	1.67%
Noninterest-bearing demand	138,175			80,971			67,787
Other liabilities	7,454			5,144			4,387
Total equity	95,137			76,535			69,284
Total liabilities and stockholders’ equity	$997,372			$674,222			$642,353
Net interest income and rate spread		$37,512	3.92%		$22,855	3.46%		$22,107	3.51%
Net interest margin			4.06%			3.67%			3.75%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

(3)	Interest income includes loan fees of $453,000 in 2013, $128,000 in 2012 and $396,000 in 2011.

Table 2: Volume/Rate Variance — Taxable-Equivalent Basis
(dollars in thousands)

	2013 Compared to 2012 Increase (decrease) Due to Changes in			2012 Compared to 2011 Increase (decrease) Due to Changes in
	Volume	Rate*	Net(1)	Volume	Rate*	Net(1)
Earning assets
Loans (2)	$12,532	$1,307	$13,839	$974	$(1,884)	$(910)
Investment securities
Taxable	760	(278)	482	66	(166)	(100)
Tax-exempt (2)	238	(251)	(13)	(25)	(136)	(161)
Other interest-earning assets	89	22	111	32	34	66
Total interest-earning assets	$13,619	$800	$14,419	$1,047	$(2,152)	$(1,105)

Interest-bearing liabilities
Interest-bearing demand	$145	$(80)	$65	$61	$45	$106
Savings deposits	541	(178)	363	216	268	484
MMA	220	(220)	-	74	(436)	(362)
Core time deposits	831	(1,428)	(597)	(358)	67	(291)
Brokered deposits	10	(151)	(141)	(638)	(1,106)	(1,744)
Total interest-bearing deposits	1,747	(2,057)	(310)	(645)	(1,162)	(1,807)
Other interest-bearing liabilities	433	(361)	72	5	(51)	(46)
Total interest-bearing liabilities	2,180	(2,418)	(238)	(640)	(1,213)	(1,853)
Net interest income	$11,439	$3,218	$14,657	$1,687	$(939)	$748

*	Nonaccrual loans are included in the daily average loan balances outstanding.

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Table 3: Interest Rate Spread, Margin and Average Balance Mix — Taxable-Equivalent Basis
(dollars in thousands)
	Years Ended December 31,
	2013			2012			2011
		% of			% of			% of
	Average	Earning		Average	Earning		Average	Earning
	Balance	Assets	Yield/Rate	Balance	Assets	Yield/Rate	Balance	Assets	Yield/Rate
Total loans	$753,284	82.5%	5.40%	$521,209	84.9%	5.17%	$503,362	86.4%	5.54%
Securities and other earning
assets	159,820	17.5%	1.68%	93,043	15.1%	2.26%	79,124	13.6%	2.91%
Total interest-earning assets	$913,104	100.0%	4.75%	$614,252	100.0%	4.73%	$582,486	100.0%	5.18%

Interest-bearing liabilities	$756,606	82.9%	0.83%	$511,572	83.3%	1.27%	$500,895	86.0%	1.67%
Noninterest-bearing funds,
net	156,498	17.1%		102,680	16.7%		81,591	14.0%
Total funds sources	$913,104	100.0%	0.69%	$614,252	100.0%	1.06%	$582,486	100.0%	1.44%
Interest rate spread			3.92%			3.46%			3.51%
Contribution from net
free funds			0.14%			0.21%			0.24%
Net interest margin			4.06%			3.67%			3.75%

Comparison of 2013 versus 2012

Taxable-equivalent net interest income was $37.5 million for 2013, up $14.7 million or 64%, compared to 2012.  The increase in taxable-equivalent net interest income was predominantly volume related, given the timing of the acquisitions, but was also favorably impacted by an increase in interest rate spread on higher average earning assets as well as a higher level of purchase-accounting loan accretion on acquired loans.  In particular, during the third quarter of 2013, two acquired loans resolved fully at approximately $1.0 million better than their carrying values, improving both interest income and the reported loan yield for the third quarter of 2013 and for the  year ending December 31, 2013.  Taxable equivalent interest income increased $14.4 million between 2012 and 2013 driven by loans (including $12.5 million from higher loan volumes and $1.3 million from higher loan rates, mainly from the two favorably resolved loans noted above).  Interest expense fell $0.2 million between 2012 and 2013 due to beneficial growth in the mix of lower-costing funds (with $2.4 million less interest expense from favorable rate changes, but $2.2 million more interest expense from higher interest-bearing liabilities volume).

The taxable-equivalent net interest margin was 4.06% for 2013, up 39 bps over 2012, with improvement in the cost of funds at 0.83% (down 44 bps), a higher earning asset yield of 4.75% (up 2 bps) and a 7 bps decrease in net free funds.  In general, there has been and will be underlying downward margin pressure as assets mature in this prolonged low-rate environment, with current reinvestment rates substantially lower than previous rates and less opportunity to offset such with similar changes in the already low cost of funds; however, in 2013 such pressure was partially mitigated by the favorable income from acquired loans.

The earning asset yield was comprised mainly of loans, representing 83% of average earning assets and yielding 5.40% for 2013, compared to 85% and 5.17%, respectively, for 2012.  The 23 bps improvement in loan yield between the years was aided in part by the positive rate profile of acquired loans and by the two favorably resolved loans during third quarter 2013 noted above as acquired loans marked to estimated fair value at acquisition resolve more favorably than originally anticipated.  All other interest earning assets combined yielded 1.68%, down 58 bps compared to 2012, though aided in part by a higher mix of investments (representing 12% of average earning assets in 2013, versus 8% for 2012) that earn more than the other cash-equivalent earning assets.

Nicolet’s cost of funds continued its favorable decline during the low-rate environment, at 0.83% for 2013, 44 bps lower than 2012. The average cost of interest-bearing deposits (which represent over 90% of average interest-bearing liabilities for both years), was 0.63% for 2013, down 38 bps versus 2012 with favorable rate variances in all deposit categories.  Lower-costing transactional deposits (savings, checking and MMA) saw rate declines in response to reductions made across products between the years while overall balances continued to rise. Average brokered deposit balances remained stable for the comparable twelve-month periods, however, their cost decreased from 1.27% in 2012 to 0.90% in 2013, as a significant portion of the higher rate brokered deposit balances matured since December 31, 2012, and were replaced with less-costly brokered deposits in the lower rate environment.   The cost of other interest-bearing liabilities (comprised of short- and long-term borrowings) decreased to 2.93%, down 92 bps between the twelve-month periods, mainly from favorable rates on new advances, the prepayment of $10 million in higher-costing advances during first quarter 2013, and the acquisition at fair value of a lower-rate junior subordinated debenture in second quarter 2013.

Average interest-earning assets were $913 million for 2013, $299 million or 49% higher than 2012, led by a $232 million increase in average loans (to $753 million or 83% of interest earning assets) and a $60 million increase in average investments (to $108 million or 12% of earning assets), both heavily influenced by the size and timing of the acquisitions in 2013.

Average interest-bearing liabilities were $757 million, up $245 million or 48% over 2012, led by a $227 million increase in non-brokered interest-bearing deposits (to $652 million or 86% of average interest-bearing liabilities) and an $17 million increase in average other interest-bearing liabilities (to $64 million), both heavily influenced by the size and timing of the acquisitions in 2013.

Provision for Loan Losses

The provision for loan losses in 2013 was $6.2 million, compared to $4.3 million in 2012. The higher provision in 2013 was primarily due to two significant credit relationships with $1.0 million provided on a construction and land development relationship that experienced deteriorating performance and resulted in the recording of a $3.9 million troubled debt restructuring in third quarter 2013, and $1.8 million provided to cover the charge off taken in the fourth quarter on a fully resolved grain credit acquired with Mid-Wisconsin that was not marked initially at acquisition.  Net charge offs were $4.1 million in 2013 (which includes the $1.8 million charge off related to the grain credit noted above) and $3.1 million in 2012.  Aside from the two credits noted above, asset quality trends remained relatively strong.  At December 31, 2012 the ALLL was $7.1 million or 1.29% of loans.  At December 31, 2013, the ALLL was $9.2 million or 1.09% of loans, impacted most notably by the 2013 acquisitions which added no allowance for loan losses to the numerator at acquisition and $284 million of loans into the denominator as of the dates of their acquisition.  As events occur in the acquired loan portfolio, an ALLL will be established for this pool of assets as appropriate.

Nonperforming loans were improving prior to the acquisitions, starting at $7.0 million (or 1.3% of total loans) at December 31, 2012, decreasing to $2.7 million (or 0.5% of loans) at March 31, 2013, increasing to $17.4 million (or 2.0% of loans) at September 30, 2013 which included both 2013 acquisitions, and declining to $10.3 million (or 1.2% of loans) at December 31, 2013.  The reduction in nonperforming loans was the result of commitment to work distressed assets to resolution, particularly acquired nonaccrual loans.  Of the nonaccrual loans initially acquired in the 2013 acquisitions, $9.5 million remain included in the $10.3 million of nonaccruals at December 31, 2013.

The provision for loan losses is predominantly a function of Nicolet’s methodology and judgment as to qualitative and quantitative factors used to determine the adequacy of the ALLL. The adequacy of the ALLL is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies in each portfolio segment, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. For additional information regarding asset quality and the ALLL, see “Balance Sheet Analysis — Loans,” and “— Allowance for Loan and Lease Losses” and “—Nonperforming Assets.”

Noninterest Income

Table 4: Noninterest Income
(dollars in thousands)

	Years ended December 31,		2013 Compared to 2012
	2013	2012	$ Change	% Change

Service charges on deposit accounts	$1,793	$1,159	$634	54.7%
Trust services fee income	4,028	2,975	1,053	35.4
Mortgage income	2,336	3,090	(754)	(24.4)
Brokerage fee income	477	323	154	47.7
Bank owned life insurance (“BOLI”)	825	710	115	16.2
Rent income	1,036	1,003	33	3.3
Investment advisory fees	348	343	5	1.5
Gain on sale, disposal and writedown of assets, net	1,669	448	1,221	272.5
Bargain purchase gains (“BPG”)	11,915	-	11,915	N/M *
Other income	1,309	693	616	88.9
Total noninterest income	$25,736	$10,744	$14,992	139.5%
Noninterest income without BPG	$13,821	$10,744	$3,077	28.6%
Noninterest income without BPG and net gains	$12,152	$10,296	$1,856	18.0%

*N/M means not meaningful

Comparison of 2013 versus 2012

Noninterest income was $25.7 million for 2013, up $15.0 million over 2012, with $11.9 million of this variance attributable to the BPG recorded in connection with the 2013 acquisitions.  BPG is calculated as the net difference in the fair value of the net assets acquired less the consideration paid, which resulted in a BPG of $9.5 million for Mid-Wisconsin and $2.4 million for Bank of Wausau.  For additional details, see Note 2, “Acquisitions,” of the Notes to Consolidated Financial Statements, under Part II, Item 8.  Removing the 2013 BPG, noninterest income was $13.8 million for 2013, up $3.1 million or 28.6% over 2012.  Analytically year-over-year, an approximate 40% increase could be expected in certain line items due to the size and timing of the acquisitions, as Nicolet grew about 60% with the 2013 acquisitions which were included for approximately 8 of 12 months in 2013.

Service fees on deposit accounts for 2013 were $1.8 million, up $0.6 million or 54.7% over 2012, largely due to inclusion of the 2013 acquisitions which added deposit balances, locations and ATMs, but even more importantly more than doubled the number of deposit accounts, increasing the opportunity for deposit-based charges and fees.  Most notably, overdraft and non-sufficient funds (“NSF”) fees combined accounted for the majority of the increase, up $0.4 million over 2012, while the remaining $0.2 million increase was due to higher service-charges and other fees combined on both business and household accounts.

Mortgage income represents net gains received from the sale of residential real estate loans service-released into the secondary market and to a small degree, some related income. Residential refinancing activity and new purchase activity remained steady for the first half of 2013, despite mortgage rates being higher than a year ago and trending upward; however, such activity slowed considerably in the second half of 2013.  Secondary mortgage production was $133 million for 2013, down 30% from 2012’s production of $189 million.  As a result, mortgage income was $2.3 million for 2013, down $0.8 million or 24.4%, compared to $3.1 million for 2012. The change between the years was not significantly impacted by the acquisitions.

Trust service fees were $4.0 million for 2013, up $1.1 million or 35.4% over 2012.  In addition to the larger base of customers acquired and trust assets added from Mid-Wisconsin, there was market improvement over last year on assets under management, on which trust fees are based.  Similarly, brokerage fees were $0.5 million, up $0.2 million or 47.7% over 2012, mainly from increased legacy business, market improvements, and to a lesser degree from the 2013 acquisitions.

BOLI income was $0.8 million, up $0.1 million or 16.2% over 2012, while the average BOLI investment was $22.0 million, up 24% over 2012.  New BOLI investment of $3.8 million was procured in the first quarter of 2012, and $4.3 million of slightly lower-earning BOLI was acquired in the April 2013 Mid-Wisconsin transaction.  Other income was $1.3 million for 2013, up $0.6 million over 2012, with $0.4 million of the increase due to higher debit card fees (aided in part by the additional accounts from the acquisitions but also from greater activity related to a popular checking product design), and the remainder largely from other ancillary fees tied to deposit-related products, such as safe deposit fees, check cashing and wire fee income.

Nicolet recognized $1.7 million net gain on sale, disposal and write down of assets in 2013, compared to $0.4 million in 2012.  The activity in 2013 consisted predominantly of $0.5 million of net gains on AFS securities sales (mainly selling a large portion of the acquired investment portfolio in second quarter to prepay higher costing debt assumed in the Mid-Wisconsin merger at a net loss, but more than offset by selling a portion of an equity holding in the second half for a net gain) and $1.3 million net gains on sales of Other Real Estate Owned (“OREO”) (as properties were generally resolved at better than expected terms), offset by a $0.1 million write down to the carrying value of one OREO property.  Comparably, the net gain in 2012 consisted mainly of $0.4 million net gains on sales of AFS securities.

Noninterest Expense

Table 5: Noninterest Expense
(dollars in thousands)
	Years ended December 31,		2013 Compared to 2012
	2013	2012	$ Change	% Change
Salaries and employee benefits	$19,615	$13,146	$6,469	49.2%
Occupancy, equipment and office	6,407	4,415	1,992	45.1
Business development and marketing	2,348	1,649	699	42.4
Data processing	2,477	1,689	788	46.7
FDIC assessments	700	566	134	23.7
Core deposit intangible amortization	1,111	639	472	73.9
Other expense	3,773	1,958	1,815	92.7
Total noninterest expense	$36,431	$24,062	$12,369	51.4%

Comparison of 2013 versus 2012

Total noninterest expense was $36.4 million for 2013, an increase of $12.4 million or 51.4%, over 2012, predominantly due to the larger operating base and timing of the 2013 acquisitions.  Additionally, 2013 included approximately $1.9 million of non-recurring, direct merger and integration costs, of which approximately $1 million was in salaries and employee benefits and $0.9 million was in other expense.  Analytically year-over-year, an approximate 40% increase could be expected in certain line items due to the size and timing of the acquisitions, as Nicolet grew about 60% with the 2013 acquisitions which were included for approximately 8 of 12 months in 2013.

Salaries and employee benefits expense increased by $6.5 million or 49.2%, of which approximately $1 million of the increase was due to direct merger costs, such as stay bonuses and severance costs.  Total personnel costs were largely impacted by the larger workforce (including commensurate increases in payroll taxes, health insurance and employer 401k match), merit increases between the years, higher cash and equity-based incentive compensation between the years given Nicolet’s stronger 2013 performance, and higher overtime related to the acquisitions.   There were 258 average full-time equivalent (“FTE”) employees for 2013, up 63% over 158 average FTE employees for 2012.

Occupancy, equipment and office expense increased $2.0 million or 45.1%, most notably impacted by the 2013 acquisitions, including certain infrastructure and set-up costs needed to integrate the new office locations, data and telecommunications, signage, postage and functional procedures onto a consistent platform or process.

Business development and marketing expense was up $0.7 million or 42.4% over 2012, given the greater focus on outreach especially in the newly acquired markets through promotional items, higher donations and mileage, as well as increased sales efforts through sales seminars and events.

Data processing expense was up $0.8 million or 46.7% over 2012, due to conversions for the 2013 acquisitions, higher processing costs related to the increased number of loan, deposit and wealth management accounts, and more ATM machines, as well as costs to provide technology functionality for the increased workforce.

The core deposit intangible (“CDI”) amortization increased $0.5 million or 73.9%, fully attributable to the CDI recorded in the Mid-Wisconsin transaction.  Since the amortization method is accelerated in earlier years, it resulted in higher initial expense for the partial 2013 year.

Other operating expenses were $1.8 million higher than 2012, of which approximately $0.9 million was due to direct merger costs, mostly consultant, professional and legal in nature to effect the mergers, assist with fair value accounting and support conversions.  Without these direct merger costs, other expense in 2013 was up $0.9 million or 47% over 2012, with the largest variance being the $0.7 million increase in foreclosure and OREO expenses, given the higher amount of OREO acquired and carried.

Income Taxes

Income tax expense was $3.8 million for 2013 and $1.5 million for 2012. The effective tax rates were 19.2% for 2013 and 33.1% for 2012.  Significantly impacting the effective tax rate for 2013 was the tax free nature of the Mid-Wisconsin merger, whereby tax expense was not directly charged on the $9.5 million BPG.  The $2.4 million BPG from the Bank of Wausau acquisition was taxable.  In addition to the 2013 impact of the tax free BPG, these tax rates are also influenced by the amount of income before tax and the mix of tax-exempt income each year, and to a smaller degree by the non-deductibility of certain merger-related costs. The 2013 acquisition also impacted deferred taxes significantly, increasing the net deferred tax asset of $2.4 million at the end of 2012 to a net deferred tax asset of $6.1 million at the end of 2013. The basic principles for accounting for income taxes require that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2013 and 2012, no valuation allowance was determined to be necessary.

BALANCE SHEET ANALYSIS

Loans

Nicolet services a diverse customer base throughout Northern Wisconsin and in Menominee, Michigan including the following industries: manufacturing, wholesaling, agriculture, retail, service, and businesses supporting the general building industry. It continues to concentrate its efforts in originating loans in its local markets and assisting its current loan customers. It actively utilizes government loan programs such as those provided by the U.S. Small Business Administration to help customers weather current economic conditions and position their businesses for the future.

Nicolet’s primary lending function is to make commercial loans, consisting of commercial and industrial business loans and owner-occupied commercial real estate loans and agricultural production and real estate loans; commercial real estate (“CRE”) loans, consisting of commercial investment real estate loans and construction and land development loans; residential real estate loans, including residential first mortgages, residential junior mortgages (such as home equity loans and lines), and to a lesser degree residential construction loans; and retail and other loans.

Total gross loans were $847 million at December 31, 2013, an increase of $294 million, or 53%, compared to total gross loans of $553 million at December 31, 2012. Loans acquired in 2013 totaled $284 million at the time of acquisition.  Excluding the acquired loans, loans grew organically 2% over year end 2012, mostly in commercial and industrial, owner-occupied CRE and residential first mortgages.   The overall mix of loans acquired was similar to Nicolet’s legacy portfolio with the most notable variances being the increased concentrations of owner-occupied CRE, agricultural real estate and production, and residential first mortgages.

Table 6: Loan Composition
As of December 31,
(dollars in thousands)

	2013		2012		2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$253,674	29.9%	$197,301	35.7%	$153,810	32.6%	$170,898	33.3%	$146,041	30.0%
Owner-occupied CRE	187,476	22.1	106,888	19.3	110,094	23.3	120,943	23.5	139,353	28.6
Ag production	14,256	1.7	215	0.1	201	0.0	21	0.0	80	0.0
Ag real estate	37,057	4.4	11,354	2.1	1,085	0.2	2,179	0.5	3,268	0.7
CRE investment	90,295	10.7	76,618	13.9	66,577	14.1	63,839	12.4	37,908	7.8
Construction & land development	42,881	5.1	21,791	3.9	24,774	5.2	31,464	6.1	40,619	8.3
Residential construction	12,535	1.5	7,957	1.4	9,363	2.0	8,893	1.7	12,940	2.7
Residential first mortgage	154,403	18.2	85,588	15.5	56,392	11.9	56,533	11.0	47,352	9.7
Residential junior mortgage	49,363	5.8	39,352	7.1	42,699	9.0	46,621	9.1	47,020	9.7
Retail & other	5,418	0.6	5,537	1.0	7,494	1.7	12,370	2.4	11,990	2.5
Total loans	$847,358	100.0%	$552,601	100.0%	$472,489	100.0%	$513,761	100.0%	$486,571	100.0%

On a broad commercial loan (i.e. commercial, agricultural, CRE and construction loans combined) versus retail loan (i.e. residential real estate and other retail loans) mix basis, year end 2013 was 73.9% commercial-based and 26.1% retail-based at December 31, 2013 versus 74.9% and 25.1%, respectively, for year end 2012.  Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.

Commercial and industrial loans consist primarily of commercial loans to small businesses and, to a lesser degree, to municipalities within a diverse range of industries.  The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans increased $56 million since year end 2012 with about half of this increase resulting from acquisitions.  Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio but fell to 29.9% of the total portfolio at year end 2013 since the percentage of these loans in the acquired portfolio was significantly less at only 12% of total acquired loans, at acquisition.

Owner-occupied CRE loans grew to 22.1% of loans at year end 2013 and primarily consist of loans within a diverse range of industries secured by business real estate that is occupied by borrowers who operate their businesses out of the underlying collateral and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral. The total increase of $81 million between year ends was predominately from acquired balances.

Agricultural production and agricultural real estate loans consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland.  The $40 million increase in these portfolios was entirely driven by acquired balances, as agriculture is more prevalent in our newly acquired markets, offering a new growth area for Nicolet.  These portfolios remain predominately under the management of the originating officers who continue with Nicolet.  In total, the portfolio increased from 2.2% of total loans at December 31, 2012 to 6.1% of total loans at December 31, 2013.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties.  Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development.  These loans increased $53 million at the time of the 2013 acquisitions and subsequently declined $39 million as borrowers repaid, refinanced elsewhere, or foreclosed, for a net decrease of $14 million between year end periods.  At December 31, 2013 CRE investment loans represented 10.7% of loans compared to 13.9% a year ago.

Loans in the construction and land development portfolio represent 5.1% of total loans at year end 2013 and such loans provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances.  Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis.  Lending in this area has declined steadily both in total dollars and as a percentage of the portfolio over the prior four years, until the increase in 2013 of $21 million which was nearly all from acquired balances.

On a combined basis, Nicolet’s residential real estate loans represent 25.5% of total loans at year end 2013. Residential first mortgage loans include conventional first-lien home mortgages.  Residential junior mortgage real estate loans consist of home equity lines and term loans secured by junior mortgage liens.  Across the industry, home equities involve loans that are often in second or junior lien positions, but Nicolet has secured many of these types of loans in a first lien position, further mitigating the portfolio risks.  Nicolet has not experienced significant losses in its residential real estate loans; however, residential real estate, if declines in market values in the residential real estate markets worsen, particularly in Nicolet’s market area, the value of collateral securing its real estate loans could decline further, which could cause an increase in the provision for loan losses.  As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights.  In 2013, the total portfolio of residential mortgage loans increased $79 million with $70 million coming from acquired balances at acquisition. Nicolet’s mortgage loans have historically had low net charge off rates and held mortgages typically are of high quality.  While mortgage loans normally hold terms of 30 years, Nicolet’s portfolio mortgages have an average contractual life of less than 15 years.

Loans in the retail and other classification represent less than 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and/or guaranty positions. The loan balances in this portfolio remained relatively unchanged between year end 2013 and 2012 and the portfolio has declined as a percent of total loans.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2013, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

The following table presents the maturity distribution of the loan portfolio at December 31, 2013:

Table 7: Loan Maturity Distribution
(dollars in thousands)

	Loan Maturity
	One Year or Less	Over One Year to Five Years	Over Five Years	Totals
Commercial & industrial	$129,703	$121,387	$2,584	$253,674
Owner-occupied CRE	44,870	118,674	23,932	187,476
Ag production	4,806	9,450	—	14,256
Ag real estate	16,580	16,421	4,056	37,057
CRE investment	22,537	59,738	8,020	90,295
Construction & land development	17,658	20,248	4,975	42,881
Residential construction	12,535	—	—	12,535
Residential first mortgage	19,049	36,403	98,951	154,403
Residential junior mortgage	3,635	27,549	18,179	49,363
Retail & other	2,493	2,849	76	5,418
Total loans	$273,866	$412,719	$160,773	$847,358
Percent by maturity distribution	32%	49%	19%	100%
Fixed rate	$126,658	$293,497	$81,554	$501,709
Floating rate	147,208	119,222	79,219	345,649
Total	$273,866	$412,719	$160,773	$847,358

Allowance for Loan and Lease Losses

In addition to the discussion that follows, accounting policies behind loans and the allowance for loan losses are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures are included in Note 4, “Loans and Allowance for Loan Losses,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Credit risks within the loan portfolio are inherently different for each loan type as described under “Balance Sheet Analysis-Loans.” Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses.

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

Nicolet’s management allocates the ALLL by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve for the estimated shortfall is established for all loans determined to be impaired. The specific reserve in the ALLL is equal to the aggregate collateral or discounted cash flow shortfall calculated from the impairment analyses. Loans measured for impairment include nonaccrual loans, non-performing troubled debt-restructurings (“restructured loans”), or other loans determined to be impaired by management. Second, Nicolet’s management allocates ALLL with historical loss rates by loan segment. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels on an annual basis. Lastly, management allocates ALLL to the remaining loan portfolio using the qualitative factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience of each loan segment.

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

At December 31, 2013, the ALLL was $9.2 million compared to $7.1 million at December 31, 2012.  The increase was a result of a 2013 provision of $6.2 million offset by 2013 net charge offs of $4.1 million, largely influenced by two significant credit relationships described under “Provision for Loan Losses.” Comparatively, the 2012 provision for loan losses was $4.3 million and 2012 net charge offs were $3.1 million.  For the acquired loan portfolio, $2.2 million was provided to cover $2.2 million of net charge offs in the acquired loan portfolio, of which a $1.8 million charge off was related to the grain credit previously noted.   Net charge offs as a percent of average loans were 0.54% in 2013 compared to 0.60% in 2012.   Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.  The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ratio of the ALLL as a percentage of period-end loans was 1.09% compared to 1.29% at December 31, 2012, with the decrease attributable to the 2013 acquisitions.  Since acquired loans are recorded at their estimated fair value at the acquisition dates, no ALLL was initially recorded at acquisition while $284 million was added to loans at acquisition.  At December 31, 2013 $9.2 million of the ALLL was reserved against originated loans (representing 1.48% of originated loans) and zero was reserved against acquired loans.

The largest portion of the ALLL allocated at year end 2013 and 2012 was $5.0 million and $2.6 million, respectively, allocated to construction and land development loans representing 53.8% and 36.2% of the ALLL at year end 2013 and 2012, respectively.  This allocation nearly doubled, consistent with the outstanding loans nearly doubling to $43 million at December 31, 2013.  While a portion of the increase was related to acquired loans which currently do not require a reserve, the inherent risks within the portfolio and past experience of realized losses warrant the additional allocation.  The remaining allocated ALLL balances were consistent with changes in the outstanding originated loan balances at December 31, 2013.

Table 8: Loan Loss Experience
For the Years Ended December 31,
(dollars in thousands)
	2013	2012	2011	2010	2009
Allowance for loan losses (ALLL):
Beginning balance	$7,120	$5,899	$8,635	$6,232	$5,546
Loans charged off:
Commercial & industrial	574	295	2,553	1,217	1,694
Owner-occupied CRE	1,936	1,328	428	292	418
CRE investment	992	305	181	53	478
Construction & land development	319	713	5,243	4,335	300
Residential construction	—	396	42	—	500
Residential first mortgage	156	265	488	167	397
Residential junior mortgage	190	166	459	136	811
Retail & other	71	39	7	92	829
Total loans charged off	4,238	3,507	9,401	6,292	5,427
Recoveries of loans previously charged off:
Commercial & industrial	40	36	23	116	7
Owner-occupied CRE	85	300	3	5	23
CRE investment	—	27	—	33	76
Construction & land development	15	22	28	—	—
Residential construction	—	—	—	—	—
Residential first mortgage	8	11	10	40	7
Residential junior mortgage	1	6	1	—	—
Retail & other	1	1	—	1	—
Total recoveries	150	403	65	195	113
Total net charge offs	4,088	3,104	9,336	6,097	5,314
Provision for loan losses	6,200	4,325	6,600	8,500	6,000
Ending balance of ALLL	$9,232	$7,120	$5,899	$8,635	$6,232
Ratios:
ALLL to total loans at December 31, 2013	1.09%	1.29%	1.25%	1.68%	1.28%
ALLL to net charge offs at December 31, 2013	225.8%	229.4%	63.2%	141.6%	117.3%
Net charge offs to average loans	0.54%	0.60%	1.85%	1.22%	1.11%

The allocation of the ALLL for each of the past five years is based on Nicolet’s estimate of loss exposure by category of loans is shown in Table 9.

Table 9: Allocation of the Allowance for Loan Losses
As of December 31,
(dollars in thousands)

	2013	% of Loan Type to Total Loans	2012	% of Loan Type to Total Loans	2011	% of Loan Type to Total Loans	2010*	% of Loan Type to Total Loans	2009*	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$1,798	29.9%	$1,969	35.7%	$1,965	32.6%	$4,572	33.3%	$2,849	30.0%
Owner-occupied CRE*	766	22.1	1,069	19.3	347	23.3	556	23.5	799	28.6
Ag production	18	1.7	—	0.1	—	—	—	—	—	—
Ag real estate	59	4.4	—	2.1	—	0.2	—	0.5	—	0.7
CRE investment	505	10.7	337	13.9	393	14.1	209	12.4	237	7.8
Construction & land development	4,970	5.1	2,580	3.9	2,035	5.2	2,165	6.1	1,404	8.3
Residential construction*	229	1.5	137	1.4	311	2.0	285	1.7	187	2.7
Residential first mortgage	544	18.2	685	15.5	405	11.9	304	11.0	343	9.7
Residential junior mortgage*	321	5.8	312	7.1	419	9.0	482	9.1	389	9.7
Retail & other	22	0.6	31	1.0	24	1.7	62	2.4	24	2.5
Total ALLL	$9,232	100.0%	$7,120	100.0%	$5,899	100.0%	$8,635	100.0%	$6,232	100.0%
ALLL category as a percent of total ALLL:
Commercial & industrial	19.5%		27.7%		33.3%		53.0%		45.8%
Owner-occupied CRE	8.3		15.0		5.9		6.4		12.8
Ag production	0.2		—		—		—		—
Ag real estate	0.6		—		—		—		—
CRE investment	5.5		4.7		6.6		2.4		3.8
Construction & land development	53.8		36.2		34.5		25.1		22.5
Residential construction	2.5		1.9		5.3		3.3		3.0
Residential first mortgage	5.9		9.6		6.9		3.5		5.5
Residential junior mortgage	3.5		4.4		7.1		5.6		6.2
Retail & other	0.2		0.5		0.4		0.7		0.4
Total ALLL	100.0%		100.0%		100.0%		100.0%		100.0%

*	The allocation of the ALLL is calculated using the categories indicated in Table 9 starting in 2011. The amounts for 2010 and 2009 were “recast” using these categories for purposes of comparability.

Nonperforming Assets

As part of its overall credit risk management process, Nicolet’s management has been committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately.  Nonaccrual loans were $10.3 million (consisting of $0.8 million originated loans and $9.5 million acquired loans) at December 31, 2013 compared to $7.0 million at December 31, 2012.  Nonperforming assets also include OREO and were $12.3 million at December 31, 2013 compared to $7.2 million at December 31, 2012.  OREO balances increased $1.8 million to $2.0 million at December 31, 2013, including the additions of $2.3 million from the 2013 acquisitions and the net resolution of $0.5 million during 2013.  Nonperforming assets as a percent of total assets were 1.02% compared to 0.97% at December 31, 2012 with the increase primarily attributable to acquired nonaccrual OREO balances.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans totaled $18.7 million and $11.6 million, and represented 2.2% and 2.1% of total outstanding loans at December 31, 2013 and 2012, respectively.  Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 10: Nonperforming Assets
As of December 31,
(dollars in thousands)

	2013	2012	2011	2010	2009
Nonaccrual loans:
Commercial & industrial	$68	$784	$1,744	$3,715	$1,676
Owner-occupied CRE	1,087	1,960	934	1,092	1,449
Ag production	11	—	—	—	—
Ag real estate	448	—	—	—	—
CRE investment	4,631	—	716	130	500
Construction & land development	1,265	2,560	3,367	3,331	2,378
Residential construction	—	—	1,480	1,380	1,748
Residential first mortgage	2,365	1,580	1,129	595	461
Residential junior mortgage	262	—	105	55	—
Retail & other	129	142	1	5	—
Total nonaccrual loans considered impaired	10,266	7,026	9,476	10,303	8,212
Impaired loans still accruing interest	—	—	—	—	—
Accruing loans past due 90 days or more	—	—	—	500	—
Total nonperforming loans	$10,266	$7,026	$9,476	$10,803	$8,212
Commercial real estate owned	$935	$71	$139	$228	$—
Construction & land development real estate owned	854	17	427	1,140	1,370
Residential real estate owned	198	105	75	75	—
OREO	1,987	193	641	1,443	1,370
Total nonperforming assets	$12,253	$7,219	$10,117	$12,246	$9,582
Ratios
Nonperforming loans to total loans	1.2%	1.3%	2.0%	2.1%	1.7%
Nonperforming assets to total loans plus OREO	1.4%	1.3%	2.1%	2.4%	2.0%
Nonperforming assets to total assets	1.02%	0.97%	1.49%	1.81%	1.42%
ALLL to nonperforming loans	89.9%	101.3%	62.3%	79.9%	75.9%
ALLL to total loans	1.09%	1.29%	1.25%	1.68%	1.28%

The following table shows the approximate gross interest that would have been recorded if the loans accounted for on a nonaccrual basis for the years ended as indicated had performed in accordance with their original terms, in contrast to the amount of interest income that was included in interest income for the period.

Table 11: Foregone Loan Interest
For the Years Ended December 31,
(dollars in thousands)

	2013	2012	2011
Interest income in accordance with original terms	$1,062	$1,008	$1,390
Interest income recognized	(699)	(236)	(220)
Reduction in interest income	$363	$772	$1,170

Investment Securities Portfolio

The investment securities portfolio is intended to provide Nicolet with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to Nicolet. All securities are classified as available-for-sale (“AFS”) and are carried at fair value.

Table 12: Investment Securities Portfolio
As of December 31,
(dollars in thousands)

	2013			2012
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
State, county and municipals	$54,594	$55,039	43%	$31,642	$32,687	58%
Mortgage-backed securities	68,642	67,879	53%	19,876	20,668	37%
U.S. Government sponsored enterprises	2,062	2,057	2%	-	-	-%
Corporate debt securities	220	220	-%
Equity securities	905	2,320	2%	1,624	2,546	5%
Total	$126,423	$127,515	100%	$53,142	$55,901	100%

At December 31, 2013, the total carrying value of investment securities was $128 million, up $72 million or 128% from December 31, 2012.  Total AFS investments of $129 million were acquired in the 2013 acquisitions with subsequent net reductions due to sales and paydowns of $57 million.  At December 31, 2013, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

In addition to AFS securities, Nicolet had other investments of $8 million and $5 million at December 31, 2013 and 2012, respectively, consisting of capital stock in the Federal Reserve, Federal Agricultural Mortgage Corporation, and the FHLB (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System), and to a lesser degree equity investments in other private companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost. The remaining investments have no quoted market prices, and are carried at cost less other than temporarily impaired (“OTTI”) charges, if any. Nicolet’s management evaluates all these other investments periodically for impairment, considering financial condition and other available relevant information. There were no OTTI charges recorded in 2013 or 2012.

Table 13: Investment Securities Portfolio Maturity Distribution
As of December 31, 2013
(dollars in thousands)

									Mortgage-
			After One		After Five				related		Total		Total
	Within		but Within		but Within		After		and Equity		Amortized		Fair
	One Year		Five Years		Ten Years		Ten Years		Securities		Cost		Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
State and county municipals	$6,085	3.7%	$36,609	2.8%	$10,927	3.0%	$973	3.2%	$—	—%	$54,594	3.0%	$55,039
Mortgage-backed securities	—	—	—	—	—	—	—	—	68,642	3.5%	$68,642	3.5%	$67,879
U.S. Government sponsored enterprises	$1,028	5.4%	$515	2.8%	$519	1.9%	—	—	—	—%	$2,062	3.8%	$2,057
Corporate debt securities							$220	11.5%			$220	11.5%	$220
Equity securities	—	—	—	—	—	—	—	—	905	6.2%	$905	6.2%	$2,320
Total amortized cost	$7,113	3.9%	$37,124	2.8%	$11,446	3.0%	$1,193	4.7%	$69,547	3.4%	$126,423	3.2%	$127,515
Total fair value and carrying value	$7,164		$37,837		$11,138		$1,177		$70,199				$127,515

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

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

Table 14: Deposits
At December 31,
(dollars in thousands)

	2013		2012
		% of		% of
	Amount	Total	Amount	Total
Demand	$171,321	16.6%	$108,234	17.6%
Money market and NOW accounts	492,499	47.6%	322,507	52.3%
Savings	97,601	9.4%	46,907	7.6%
Time	273,413	26.4%	138,445	22.5%
Total	$1,034,834	100.0%	$616,093	100.0%

Total deposits were $1.0 billion at December 31, 2013, up $419 million or 68% over December 31, 2012. Deposits acquired in 2013 totaled $388 million with $18 million of rate-sensitive certificates of deposit running off within thirty days of the acquisition of Bank of Wausau, resulting in net organic deposit growth of $49 million or 8% over year end 2012.  On average for the year, total deposits were $831 million, an increase of $285 million  or 52% over 2012.  As noted in Table 1, average brokered deposits increased slightly as maturing deposits were renewed to extend liability maturities, but the predominant deposit increase remains the 2013 acquisitions and stable customer relationships.

Table 15: Average Deposits
For the Years Ended December 31,
(dollars in thousands)

	2013		2012
	Amount	% of Total	Amount	% of Total
Demand	$138,175	16.7%	$80,971	14.8%
Money market and NOW accounts	377,290	45.4%	257,862	47.2%
Savings	79,164	9.5%	33,046	6.1%
Time	236,255	28.4%	174,017	31.9%
Total	$830,884	100.0%	$545,896	100.0%

Table 16: Maturity Distribution of Certificates of Deposit of $100,000 or More
As of the Years Ended December 31,
(dollars in thousands)

	2013	2012
3 months or less	$19,933	$17,385
Over 3 months through 6 months	12,029	5,798
Over 6 months through 12 months	23,534	10,728
Over 12 months	63,716	34,552

Total	$119,212	$68,463

Other Funding Sources

Other funding sources, which include short-term and long-term borrowings (notes payable and junior subordinated debentures), were $52 million and $45 million at December 31, 2013 and 2012, respectively. Short-term borrowings, consisting mainly of customer repurchase agreements, totaled $7 million at December 31, 2013 and $4 million at December 31, 2012.  Notes payable are long-term borrowings consisting of a joint venture note and FHLB advances, totaling $32 million at December 31, 2013, down $3 million from December 31, 2012 attributable to scheduled principal payments on the joint venture note payable.  See Note 8, “Notes Payable,” of the Notes to Consolidated Financial Statements, under Part II, Item 8, for additional details.  Except for the junior subordinated debentures, all borrowings acquired in the Mid-Wisconsin acquisition were paid prior to June 30, 2013.  Additional long-term borrowings are the junior subordinated debentures with carrying values of $12 million and $6 million at December 31, 2013 and 2012, respectively.  Further discussion on the junior subordinated debentures is included in Note 9, “Junior Subordinated Debentures” of the Notes to Consolidated Financial Statements under Part II, Item 8.  These debentures, one existing since July 2004 and one acquired in the 2013 Mid-Wisconsin transaction, mature in July 2034 and December 2035, respectively, though both may be called at par plus any accrued but unpaid interest.  There are no current plans to redeem these debentures early.  At December 31, 2013 and 2012, $12 million and $6 million, respectively, of trust preferred securities qualify as Tier 1 capital.

Additional funding sources consist of a $10 million available and unused line of credit at the holding company, $76 million of available and unused federal funds purchased lines, and available total borrowing capacity at the FHLB of $65 million of which $22.5 million was used at December 31, 2013.

Off-Balance Sheet Obligations

As of December 31, 2013 and 2012, Nicolet had the following commitments that did not appear on its balance sheet:

Table 17: Commitments
At December 31,
(dollars in thousands)

	2013	2012
Commitments to extend credit — Fixed and variable rate	$234,930	$178,676
Standby and irrevocable letters of credit — fixed rate	6,371	4,050

Further discussion of these commitments is included in Note 14, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, under Part II, Item 8.

Contractual Obligations

Nicolet is party to various contractual obligations requiring the use of funds as part of its normal operations. The table below outlines principal amounts and timing of these obligations, excluding amounts due for interest, if applicable. Most of these obligations are routinely refinanced into similar replacement obligations. However, renewal of these obligations is dependent on its ability to offer competitive interest rates, liquidity needs, or availability of collateral for pledging purposes supporting the long-term advances.

Table 18: Contractual Obligations
As of December 31, 2013
(dollars in thousands)

	Maturity by Years
	Total	1 or less	1 - 3	3 - 5	Over 5
Junior subordinated debentures	$12,128	$—	$—	$—	$12,128
Joint venture note	9,922	248	9,674	—	—
FHLB borrowings	22,500	11,000	10,500	1,000	—
Total long-term borrowing obligations	$44,550	$11,248	$20,174	$1,000	$12,128

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

Funds are available from a number of basic banking activity sources including the core deposit base, the repayment and maturity of loans, investment securities sales, and sales of brokered deposits. All investment securities are classified as available-for-sale and are reported at fair value on the consolidated balance sheet. Approximately 43% of the $128 million investment securities portfolio on hand at December 31, 2013 was pledged to secure public deposits, short-term borrowings, and repurchase agreements and for other purposes as required by law. Other funding sources available include short-term borrowings, federal funds purchased, and long-term borrowings.

Dividends from Nicolet National Bank represent a significant source of cash flow for the Parent Company.  The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds, as more fully described in Note 17 to the Consolidated Financial Statements.  Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.

Cash and cash equivalents at December 31, 2013 and 2012 were approximately $147 million and $82 million, respectively. The increased cash and cash equivalents when compared to historical levels was predominantly due to strong customer deposit growth as Nicolet continues to build strong customer relationships in all of the markets served.  Nicolet’s liquidity resources were sufficient as of December 31, 2013 to fund loans and to meet other cash needs as necessary.

Interest Rate Sensitivity Gap Analysis

Table 19 represents a schedule of Nicolet’s assets and liabilities repricing over various time intervals. The primary market risk faced by Nicolet is interest rate risk. The static gap analysis starts with contractual repricing information for assets, liabilities, and off-balance sheet instruments. These items are then combined with repricing estimations for administered rate (interest-bearing demand deposits, savings, and money market accounts) and non-rate related products (demand deposit accounts, other assets, and other liabilities) to create a baseline repricing balance sheet. In addition to the contractual information, residential mortgage whole loan products and mortgage-backed securities are adjusted based on industry estimates of prepayment speeds that capture the expected prepayment of principal above the contractual amount based on how far away the contractual coupon is from market coupon rates. At the indicated time intervals the cumulative maturity gap was within Nicolet’s established guidelines of not greater than +25% or -25% of total assets.

Table 19: Interest Rate Sensitivity Gap Analysis

	December 31, 2013
(dollars in thousands)	0-90 Days	91-180 Days	181-365 Days	1-5 years	Beyond 5 Years	Total
Earning Assets:
Loans	$345,440	$44,939	$135,907	$255,339	$65,733	$847,358
Securities at fair value	10,582	6,620	18,153	61,989	30,171	127,515
Other earnings assets	121,908	—	—	—	7,982	129,890
Total	$477,930	$51,559	$154,060	$317,328	$103,886	$1,104,763

Cumulative rate sensitive assets	$477,930	$529,489	$683,549	$1,000,877	$1,104,763

Interest-bearing liabilities
Interest bearing deposits(1)	$471,722	$33,788	$67,611	$118,856	$342,857	$1,034,834
Borrowings	7,278	5,187	6,453	14,660	5,960	39,538
Subordinated debentures	1,510	1,510	3,020	6,088	—	12,128
Total	$480,510	$40,485	$77,084	$139,604	$348,817	$1,086,500

Cumulative interest sensitive liabilities	$480,510	$520,995	$598,079	$737,683	$1,086,500

Interest sensitivity gap	$(2,580)	$11,074	$76,976	$177,724	$(244,931)

Cumulative interest sensitivity gap	$(2,580)	$8,494	$85,470	$263,194	$18,263
Cumulative ratio of rate sensitive assets to rate sensitive liabilities	99%	102%	114%	136%	102%

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

In order to limit exposure to interest rate risk, management monitors the liquidity and gap analysis on a monthly basis and may adjust pricing, term and product offerings when necessary to stay within applicable guidelines and maximize the effectiveness of asset/liability management.

Along with the static gap analysis, Nicolet’s management also estimates the effect a gradual change and a sudden change in interest rates could have on expected net interest income through income simulation. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, and 300 bps or decreasing 100, 200 and 300 bps. All rates are increased or decreased parallel to the change in prime rate. The simulation assumes a static mix of assets and liabilities. As a result of the simulation, over a 12-month time period ending December 31, 2013, net interest income was estimated to decrease 3.61% if rates increase 100 bps, and was estimated to decrease 1.72% in a 100 bps declining rate environment assumption.  These results are in line with Nicolet’s relatively neutral interest rate sensitivity position, relatively short loan maturities and level of variable rate loans with interest floors; however, as rates remain low and asset maturities extend while deposit maturities contract, this position will be more stressed and could worsen.  These results are based solely on the modeled changes in the market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, changes in spreads between key market rates, or changes in consumer or business behavior. These results also do not include any management action to mitigate potential income variances within the modeled process. The simulation results are one indicator of interest rate risk, and actual net interest income is largely impacted by the allocation of assets, liabilities and product mix. Nicolet’s management continually reviews its interest rate risk position through the Asset/Liability Committee process, and such Committee reports to the full board of directors on a monthly basis.

Capital

Nicolet’s management regularly reviews the adequacy of its capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. Nicolet’s management actively reviews capital strategies in light of perceived business risks associated with current and prospective earning levels, liquidity, asset quality, economic conditions in the markets served, and level of returns available to shareholders. Nicolet’s management intends to maintain an optimal capital and leverage mix for growth and for shareholder return.

Recent changes in capital are described in Note 12, “Stockholders’ Equity,” and a summary of Nicolet’s and Nicolet National Bank’s regulatory capital amounts and ratios as of December 31, 2013 and 2012 are presented in Note 17, “Regulatory Capital Requirements and Restrictions of Dividends”  of the Notes to Consolidated Financial Statements, under Part II, Item 8.

At December 31, 2013, Nicolet’s capital structure includes $24.4 million (or 23%) of preferred stock and $80.5 million (or 77%) of common stock equity.  Beginning in the fourth quarter of 2013, given growth in qualifying small business loans, Nicolet qualified for a 1% annual dividend rate on its preferred stock issued to the Treasury related to its participation in the SBLF, compared to the previous 5% annual rate, resulting in the $0.2 million reduction in preferred stock dividend between 2013 and 2012.

While Nicolet’s common equity to total assets at December 31, 2013 of 6.71% declined from 7.10% at December 31, 2012 as a result of the acquisitions and a growing asset base, it continues to reflect capacity to capitalize on opportunities.  Further, Nicolet’s investors have demonstrated a strong commitment to capital, providing common capital when needed, with the two most recent examples being a December 2008 private placement raising $9.5 million in common capital as we entered the economic crisis and the April 2013 private placement raising $2.9 million in common capital as part of the Mid-Wisconsin merger.  Book value per common share increased from $15.45 at year end 2012 to $18.97 at year end 2013 and reflects the continued increase in the value of our core franchise.  A $6 million program to repurchase up to 350,000 shares of Nicolet common stock was authorized in mid-January 2014 to capitalize on this increase in the core franchise value in 2013.

Nicolet’s regulatory capital ratios remain strong with Total Capital at 13.8% and 15.2% as of December 31, 2013 and 2012 respectively, well above the minimum regulatory ratio of 8.0%.  Tier 1 Capital and Leverage ratios were 12.7% and 9.5% as of December 31, 2013 and 14.0% and 11.0% as of December 31, 2012, respectively, also above the minimum regulatory ratio of 4.0% for each.  Also, the Bank’s regulatory ratios at year end 2013 and 2012 qualify the Bank as well-capitalized under the prompt-corrective action framework.  This strong base of capital has allowed Nicolet to be opportunistic in the current environment, including completion of two acquisitions in 2013.

A source of income and funds for Nicolet as the parent company of Nicolet National Bank are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by federal regulatory agencies. At December 31, 2013, the Bank could pay dividends of approximately $8.1 million without seeking regulatory approval.  During 2012, the Bank paid $3 million of dividends to the parent company, and paid no dividends during 2013.

Effects of Inflation

The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution’s operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, loans and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. For additional information regarding interest rates and changes in net interest income see “Liquidity and Interest Rate Sensitivity.”

Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2013 and 2012.

Table 20: Selected Quarterly Financial Data
(dollars in thousands, except per share data)

	2013 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$12,240	$13,437	$10,358	$7,161
Interest expense	1,709	1,634	1,540	1,409
Net interest income	10,531	11,803	8,818	5,752
Provision for loan losses	2,275	1,975	975	975
Noninterest income	3,472	5,742	13,766	2,756
Noninterest expense	10,281	10,224	9,586	6,340
Net income	982	2,947	11,457	755
Net income available to common shareholders	921	2,642	11,152	450
Basic earnings per common share	0.22	0.62	2.79	0.13
Diluted earnings per common share	0.22	0.62	2.78	0.13

	2012 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$7,736	$7,212	$6,943	$6,904
Interest expense	1,524	1,562	1,609	1,835
Net interest income	6,212	5,650	5,334	5,069
Provision for loan losses	975	975	1,125	1,250
Noninterest income	2,758	2,685	2,677	2,624
Noninterest expense	6,339	5,929	6,009	5,785
Net income	937	965	632	502
Net income available to common shareholders	632	660	327	197
Basic and diluted earnings per common share	0.18	0.19	0.09	0.06

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for that period.  Actual results could differ significantly from those estimates.  Estimates that are particularly susceptible to significant change include the determination of the ALLL, determination and assessment of deferred tax assets and liabilities, and the valuation of loans acquired in the 2013 acquisitions.

The consolidated financial statements of Nicolet are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of Nicolet’s financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be critical accounting policies. The critical accounting policies are discussed directly with Nicolet’s Audit Committee.

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

In determining the Day 1 Fair Values of acquired loans, management calculates a nonaccretable difference (the credit mark component of the acquired loans) and an accretable difference (the market rate or yield component of the acquired loans). The nonaccretable difference is the difference between the undiscounted contractually required payments and the undiscounted cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, and nonaccretable difference which would have a positive impact on interest income.

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

Allowance for Loan Losses

The allowance for loan losses  is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio. Actual credit losses, net of recoveries, are deducted from the ALLL. Loans are charged off when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. A provision for loan losses, which is a charge against earnings, is recorded to bring the ALLL to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio. Management’s evaluation process used to determine the appropriateness of the ALLL is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect probable credit losses. Because interpretation and analysis involves judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated loan losses and therefore the appropriateness of the ALLL could change significantly.

The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL as of December 31, 2013 is appropriate. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the ALLL. These agencies may require Nicolet to make additions to the ALLL based on their judgments of collectability based on information available to them at the time of their examination.

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

Future Accounting Pronouncements

Recent accounting pronouncements adopted are included in Note 1, “Nature of Business and Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This ASU was issued to clarify the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 is applicable to all entities that have an unrecognized tax benefit due to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and the amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.           FINANCIAL STATEMENTS

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2013 and 2012

(In thousands, except share and per share data)	2013	2012
Assets
Cash and due from banks	$26,556	$26,988
Interest-earning deposits	119,364	54,516
Federal funds sold	1,058	499
Cash and cash equivalents	146,978	82,003
Certificates of deposit in other banks	1,960	-
Securities available for sale (“AFS”)	127,515	55,901
Other investments	7,982	5,221
Loans held for sale	1,486	7,323
Loans	847,358	552,601
Allowance for loan losses	(9,232)	(7,120)
Loans, net	838,126	545,481
Premises and equipment, net	29,845	19,602
Bank owned life insurance	23,796	18,697
Accrued interest receivable and other assets	21,115	11,027
Total assets	$1,198,803	$745,255

Liabilities and Stockholders’ Equity
Liabilities:
Demand	$171,321	$108,234
Money market and NOW accounts	492,499	322,507
Savings	97,601	46,907
Time	273,413	138,445
Total deposits	1,034,834	616,093
Short-term borrowings	7,116	4,035
Notes payable	32,422	35,155
Junior subordinated debentures	12,128	6,186
Accrued interest payable and other liabilities	7,424	6,408
Total liabilities	1,093,924	667,877

Stockholders’ Equity:
Preferred equity	24,400	24,400
Common stock	42	34
Additional paid-in capital	49,616	36,243
Retained earnings	30,138	14,973
Accumulated other comprehensive income	666	1,683
Total Nicolet Bankshares Inc. stockholders’ equity	104,862	77,333
Noncontrolling interest	17	45
Total stockholders’ equity and noncontrolling interest	104,879	77,378
Total liabilities, noncontrolling interest and stockholders’ equity	$1,198,803	$745,255

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	24,400	24,400
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	4,241,044	3,425,413
Common shares issued	4,303,407	3,479,888

See Notes to Consolidated Financial Statements

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2013 and 2012
(In thousands, except share and per share data)	2013	2012
Interest income:
Loans, including loan fees	$41,000	$27,145
Investment securities:
Taxable	1,107	625
Non-taxable	745	792
Other interest income	344	233
Total interest income	43,196	28,795
Interest expense:
Money market and NOW accounts	2,065	1,705
Savings and time deposits	2,328	2,999
Short-term borrowings	25	4
Junior subordinated debentures	730	503
Notes payable	1,144	1,319
Total interest expense	6,292	6,530
Net interest income	36,904	22,265
Provision for loan losses	6,200	4,325
Net interest income after provision for loan losses	30,704	17,940
Noninterest income:
Service charges on deposit accounts	1,793	1,159
Trust services fee income	4,028	2,975
Mortgage income	2,336	3,090
Brokerage fee income	477	323
Gain on sale, disposal and writedown of assets, net	1,669	448
Bank owned life insurance	825	710
Rent income	1,036	1,003
Investment advisory fees	348	343
Bargain purchase gain	11,915	-
Other income	1,309	693
Total noninterest income	25,736	10,744
Noninterest expense:
Salaries and employee benefits	19,615	13,146
Occupancy, equipment and office	6,407	4,415
Business development and marketing	2,348	1,649
Data processing FDIC assessments	2,477 700	1,689 566
Core deposit intangible amortization	1,111	639
Other expense	3,773	1,958
Total noninterest expense	36,431	24,062

Income before income tax expense	20,009	4,622
Income tax expense	3,837	1,529
Net income	16,172	3,093
Less: Net income attributable to noncontrolling interest	31	57
Net income attributable to Nicolet Bankshares, Inc.	16,141	3,036
Less: Preferred stock dividends and discount accretion	976	1,220
Net income available to common shareholders	$15,165	$1,816

Basic earnings per common share	$3.81	$0.53
Diluted earnings per common share	$3.80	$0.53
Weighted average common shares outstanding:
Basic	3,976,845	3,440,101
Diluted	3,988,119	3,441,692

See Notes to Consolidated Financial Statements

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2013 and 2012

(In thousands)	2013	2012
Net income	$16,172	$3,093
Other comprehensive loss, net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses) arising during the period	(1,158)	638
Reclassification adjustment for net gains included in earnings	(509)	(440)
Income tax benefit (expense)	650	(205)
Total other comprehensive loss	(1,017)	(7)
Comprehensive income	$15,155	$3,086

See Notes to Consolidated Financial Statements

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders’ Equity Years Ended December 31, 2013 and 2012

	Nicolet Bankshares, Inc. Stockholders’ Equity
(In thousands)	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (“AOCI”)	Noncontrolling Interest	Total
Balance, December 31, 2011	$24,400	$35	$36,741	$13,157	$1,690	$190	$76,213
Comprehensive income:
Net income	-	-	-	3,036	-	57	3,093
Other comprehensive loss	-	-	-	-	(7)	-	(7)
Stock compensation expense	-	-	511	-	-	-	511
Exercise of stock options, including income tax benefit of $3	-	-	322	-	-	-	322
Purchase and retirement of common stock	-	(1)	(1,331)	-	-	-	(1,332)
Preferred stock dividends	-	-	-	(1,220)	-	-	(1,220)
Repayment from noncontrolling interest	-	-	-	-	-	(202)	(202)
Balance, December 31, 2012	$24,400	$34	$36,243	$14,973	$1,683	$45	$77,378
Comprehensive income:
Net income	-	-	-	16,141	-	31	16,172
Other comprehensive loss	-	-	-	-	(1,017)	-	(1,017)
Stock compensation expense	-	-	709	-	-	-	709
Exercise of stock options	-	-	306	-	-	-	306
Issuance of common stock	-	2	3,136	-	-	-	3,138
Issuance of common stock in acquisition, net of capitalized issuance costs of $401	-	6	9,314	-	-	-	9,320
Purchase and retirement of common stock	-	-	(92)	-	-	-	(92)
Preferred stock dividends	-	-	-	(976)	-	-	(976)
Repayment from noncontrolling interest	-	-	-	-	-	(59)	(59)
Balance, December 31, 2013	$24,400	$42	$49,616	$30,138	$666	$17	$104,879

See Notes to Consolidated Financial Statements

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years Ended December 31, 2013 and 2012

(In thousands)	2013	2012
Cash Flows From Operating Activities:
Net income	$16,172	$3,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,411	2,417
Provision for loan losses	6,200	4,325
Provision for deferred taxes	2,601	(273)
Increase in cash surrender value of life insurance	(825)	(710)
Stock compensation expense	709	511
Gain on sale, disposal or writedown of assets, net	(1,669)	(448)
Gain on sale of loans held for sale, net	(2,336)	(3,090)
Proceeds from sale of loans held for sale	141,046	196,418
Origination of loans held for sale	(132,873)	(189,278)
Bargain purchase gain	(11,915)	-
Net change in:
Accrued interest receivable and other assets	1,105	583
Accrued interest payable and other liabilities	(1,446)	1,394
Net cash provided by operating activities	20,180	14,942
Cash Flows From Investing Activities:
Net decrease in certificates of deposit in other banks	-	248
Purchases of securities AFS	(13,600)	(17,352)
Proceeds from sales of securities AFS	46,389	5,415
Proceeds from calls and maturities of securities AFS	21,788	13,252
Net increase in loans	(16,932)	(84,723)
Purchases of other investments	(797)	(9)
Purchases of premises and equipment	(3,032)	(1,938)
Proceeds from sales of premises and equipment	19	18
Proceeds from sales of other real estate and other assets	4,939	1,961
Purchase of bank owned life insurance	-	(3,750)
Net cash received in business combinations	37,622	-
Net cash provided (used) by investing activities	76,396	(86,878)
Cash Flows From Financing Activities:
Net increase in deposits	31,062	64,557
Net decrease in short-term borrowings	(23,024)	(97)
Repayments of notes payable	(46,311)	(5,218)
Proceeds from notes payable	5,000	5,000
Stock issuance costs, capitalized	(401)	-
Purchase and retirement of common stock	(92)	(1,332)
Proceeds from issuance of common stock, net	3,138	-
Proceeds from exercise of common stock options	306	322
Noncontrolling interest in joint venture	(59)	(202)
Cash dividends paid on preferred stock	(1,220)	(1,220)
Net cash provided (used) by financing activities	(31,601)	61,810
Net increase (decrease) in cash and cash equivalents	64,975	(10,126)
Cash and cash equivalents:
Beginning	$82,003	$92,129
Ending	$146,978	$82,003

(continued)

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows - continued Years Ended December 31, 2013 and 2012

	2013	2012
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,677	$6,798
Cash paid for taxes	2,364	930
Transfer of loans to OREO	3,280	1,506
Acquisitions:
Fair value of assets acquired	483,446	-
Fair value of liabilities assumed	462,269	-
Net assets acquired	21,177	-

Common stock issued in acquisition	9,721	-

See Notes to Consolidated Financial Statements

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Banking Activities:  Nicolet Bankshares, Inc. (the “Company”) was incorporated on April 5, 2000.  Effective June 6, 2002, Nicolet Bankshares, Inc. received approval to become a one-bank holding company owning 100% of the common stock of Nicolet National Bank (the “Bank”). Nicolet National Bank opened for business on October 29, 2000.

During 2004, the Company entered into a joint venture, Nicolet Joint Ventures, LLC (the “JV”), with a real estate development and investment firm in connection with the selection and development of a site for a new headquarters facility. The firm that is the joint venture party is considered a related party, as one of its principals is a Board member and shareholder of the Company.  The JV involves a 50% ownership by the Company. See Note 15 for additional disclosures.

During 2008, the Company purchased 100% of Brookfield Investment Partners, LLC (“Brookfield Investments”), an investment advisory firm that provides investment strategy and transactional services to financial institutions.  Goodwill of $0.8 million was recorded in conjunction with this purchase.

In 2013, the Company consummated its acquisition of Mid-Wisconsin Financial Services, Inc. (“Mid-Wisconsin”), whereby Mid-Wisconsin’s eleven branches were merged with and into the Company, and Mid-Wisconsin Bank, Mid-Wisconsin’s wholly owned commercial bank subsidiary serving central Wisconsin, was merged with and into Nicolet National Bank. See Note 2 for additional disclosures.

In 2013, the Company acquired selected assets and assumed the selected liabilities of Bank of Wausau through a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction.   There was no loss sharing agreement as part of this acquisition.   See Note 2 for additional disclosures.  Collectively, the Mid-Wisconsin and Bank of Wausau transactions are referred to as “the 2013 acquisitions.”

The consolidated income of the Company is derived principally from the Bank, which conducts lending (primarily commercial-based loans, as well as residential and consumer loans) and deposit gathering (including other banking- and deposit-related products and services, such as ATMs, safe deposit boxes, check-cashing, wires, and debit cards) to businesses, consumers and governmental units principally in its trade area of northeastern  and central Wisconsin, and Menominee, Michigan, trust and brokerage services, and the support to deliver, fund and manage all such banking services to its customer base. The contribution of the JV and Brookfield Investments are not significant to the consolidated balance sheet or net income.  While the Company’s chief decision-makers monitor the revenue streams of various products and services, the operations are managed and financial performance is evaluated on a company-wide basis; accordingly, management considers all the Company’s operations to be aggregated in one reportable operating segment.

The Bank is subject to competition from other financial institutions providing financial products. The Company and the Bank are regulated by certain regulatory agencies, including the Office of the Comptroller of the Currency and the Federal Reserve Board, and are subject to periodic examination by those agencies.

Principles of Consolidation:  The consolidated financial statements of the Company include the accounts of the Bank, Brookfield Investments and the JV.  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry.  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.  Results of operations of companies purchased, if any, are included from the date of acquisition.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates:  Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, determination of the allowance for loan losses (“ALLL”), valuation of loans in acquisition transactions, useful lives for depreciation and amortization, fair value of financial instruments, valuation of deferred tax assets, uncertain income tax positions and contingencies.  Estimates that are particularly susceptible to significant change for the Company include the determination of the ALLL, determination and assessment of deferred tax assets and liabilities, and the valuation of loans acquired in the 2013 acquisitions; therefore, these are critical accounting policies.  Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to:  external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking or tax regulations.

Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

Business Combinations:  The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The Company recognizes the full fair value of the assets acquired and liabilities assumed and immediately expenses transaction costs.  There is no separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet as credit related factors are incorporated directly into the fair value of the net tangible and intangible assets acquired.   If the amount of consideration exceeds the fair value of assets purchased less the fair value of liabilities assumed, goodwill is recorded.  Alternatively, if the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid, a gain (“bargain purchase gain”) is recorded.  Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.  Results of operations of the acquired business are included in the statement of income from the effective date of the acquisition.  Additional information regarding acquisitions is provided in Note 2.

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest-earning deposits in other banks with original maturities of 90 days or less, if any.  The Bank maintains amounts in due from banks which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships.  The Bank has not experienced any losses in such accounts.  The Bank may have restrictions on cash and due from banks as it is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements.  At December 31, 2013 there was no reserve balance required with the Federal Reserve Bank.  The Bank’s reserve requirement was $0.5 million at December 31, 2012.

Securities Available for Sale (“AFS”):  Securities classified as AFS are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.  Securities classified as AFS are carried at fair value, with unrealized gains or losses, net of related deferred income taxes, reported as increases or decreases in accumulated other comprehensive income.

Realized gains or losses on securities sales (using the specific identification method) and declines in value judged to be other-than-temporary are included in the consolidated statements of income under Gain (loss) on sale, disposal and writedown of assets, net.   Premiums and discounts are amortized or accreted into interest income over the life of the related securities using the effective interest method.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Securities Available For Sale (Continued)

Management evaluates investment securities for other-than-temporary impairment on at least an annual basis.  A decline in the market value of any investment below amortized cost that is deemed other-than-temporary is charged to earnings for the decline in value deemed to be credit related and a new cost basis in the security is established.  The decline in value attributed to non-credit related factors considered temporary in nature is recognized in other comprehensive income.  In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer for a period sufficient to allow for any anticipated recovery in fair value in the near term.

Other Investments:  As a member of the Federal Reserve Bank System, Federal Agricultural Mortgage Corporation, and the Federal Home Loan Bank (“FHLB”) System, the Bank is required to maintain an investment in the capital stock of these entities. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable AFS securities.  As no ready market exists for these stocks, and they have no quoted market value, these investments are carried at cost.  Also included are Company investments in other private companies that do not have quoted market prices, carried at cost less other-than-temporary impairment charges, if any.  Management’s evaluation of these other investments for impairment includes consideration of the financial condition and other available relevant information of the issuer.

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value as determined on an aggregate basis. The amount by which cost exceeds market value is accounted for as a valuation allowance.  Changes, if any, in the valuation allowance are included in the determination of net income in the period in which the change occurs.  As of December 31, 2013 and 2012, no valuation allowance was necessary. Loans held for sale are sold servicing released and without recourse.  Mortgage income represents net gains from the sale of mortgage loans held for sale, and to a much lesser degree, if any, fees received from borrowers and loan investors related to these loans.

Loans and Allowance for Loan and Lease Losses (“ALLL”) – Originated Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at their principal amount outstanding, net of deferred loan fees and costs.  Interest income is accrued on the unpaid principal balance using the simple interest method.  The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower’s ability to meet payment of interest or principal when due.  Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal, though may be placed in such status earlier based on the circumstances. Loans past due 90 days or more may continue on accrual only when they are well secured and/or in process of collection or renewal.  When interest accrual is discontinued, all previously accrued but uncollected interest is reversed against current period interest income.  Except in very limited circumstances, cash collections on nonaccrual loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is paid in full.  Accrual of interest may be resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

Management considers a loan to be impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. For determining the adequacy of the ALLL, management defines impaired loans as nonaccrual credit relationships of over $250,000, plus additional loans with impairment risk characteristics.  Management instituted the nonaccrual scope criteria in the second quarter of 2013, particularly in response to the higher volume of smaller nonaccrual loans acquired in the 2013 acquisitions.  At the time an individual loan goes into nonaccrual status, however, management evaluates the loan for impairment and possible charge-off regardless of loan size.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans and Allowance for Loan and Lease Losses (“ALLL”) – Originated Loans (Continued)

The ALLL is a reserve for estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the loan portfolio.  Actual credit losses, net of recoveries, are deducted from the ALLL.  Loans are charged off when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL.  A provision for loan losses, which is a charge against earnings, is recorded to bring the ALLL to a level that, in management’s judgment, is adequate to absorb probable losses in the loan portfolio.

The allocation methodology applied by the Company is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. Impaired loans are individually assessed and are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

The total allowance is available to absorb losses from any segment of the loan portfolio.  Management believes the ALLL is appropriate.  The allowance analysis is reviewed by the Board on a quarterly basis in compliance with regulatory requirements.

In addition, various regulatory agencies periodically review the ALLL. These agencies may require the Bank to make additions to the ALLL based on their judgments of collectability based on information available to them at the time of their examination.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans and ALLL – Acquired Loans:  The loans purchased in the 2013 acquisitions were acquired loans.  Acquired loans are recorded at their estimated fair value at the acquisition date, and are initially classified as either purchase credit impaired (“PCI”) loans (i.e. loans that reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments) or purchased non-impaired loans (i.e. “performing acquired loans”).

PCI loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality, formerly American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.  The Company estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted.   These credit discounts (“nonaccretable marks”) are included in the determination of the initial fair value for acquired loans; therefore, an allowance for loan losses is not recorded at the acquisition date. Differences between the estimated fair values and expected cash flows of acquired loans at the acquisition date that are not credit-based (“accretable marks”) are subsequently accreted to interest income over the estimated life of the loans using a method that approximates a level yield method if the timing and amount of the future cash flows is reasonably estimable.  Subsequent to the acquisition date for PCI loans, increases in cash flows over those expected at the acquisition date result in a move of the discount from nonaccretable to accretable. Decreases in expected cash flows after the acquisition date are recognized through the provision for loan losses.  All fair value discounts initially recorded in 2013 on PCI loans were deemed to be credit related.

Performing acquired loans are accounted for under FASB ASC Topic 310-20.  Performance of certain loans may be monitored and based on management’s assessment of the cash flows and other facts available, portions of the accretable difference may be delayed or suspended if management deems appropriate.  The Company’s policy for determining when to discontinue accruing interest on performing acquired loans and the subsequent accounting for such loans is essentially the same as the policy for originated loans described above.

An ALLL is calculated using a methodology similar to that described for originated loans.  Performing acquired loans are subsequently evaluated for any required allowance at each reporting date.  Such required allowance for each loan pool is compared to the remaining fair value discount for that pool.  If greater, the excess is recognized as an addition to the allowance through a provision for loan losses.  If less than the discount, no additional allowance is recorded.  Charge-offs and losses first reduce any remaining fair value discount for the loan pool and once the discount is depleted, losses are applied against the allowance established for that pool.

For PCI loans after acquisition, cash flows expected to be collected are recast for each loan periodically as determined appropriate by management.  If the present value of expected cash flows for a loan is less than its carrying value, impairment is reflected by an increase in the ALLL and a charge to the provision for loan losses.  If the present value of the expected cash flows for a loan is greater than its carrying value, any previously established ALLL is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan.   Loans which were considered troubled debt restructurings by Mid-Wisconsin prior to the acquisition are not required to be classified as troubled debt restructurings in the Company’s financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Credit-Related Financial Instruments:  In the ordinary course of business the Bank has entered into financial instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded.

Transfers of Financial Assets:  Transfers of financial assets, primarily in loan participation activities, are accounted for as sales only when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return assets.

Premises and Equipment:  Premises and equipment are stated at cost less accumulated depreciation and amortization.  Premises and equipment acquired in the 2013 acquisitions were recorded at estimated fair value on the date of acquisition.  Depreciation is computed on straight-line and accelerated methods over the estimated useful lives of the related assets.  Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Maintenance and repairs are expensed as incurred.

Estimated useful lives of premises and equipment generally range as follows:
Building and improvements	25 – 39 years
Leasehold improvements	5 – 15 years
Furniture and equipment	3 – 10 years

Other Real Estate Owned:  Other real estate owned (“OREO”), acquired through partial or total satisfaction of loans, is carried at fair value less estimated costs to sell.  Any write-down in the carrying value at the time of acquisition is charged to the ALLL.  OREO properties acquired in conjunction with the 2013 acquisitions were recorded at fair value on the date of acquisition.  Any subsequent write-downs to reflect current fair market value, as well as gains or losses on disposition and revenues and expenses incurred to hold and maintain such properties, are treated as period costs.

Goodwill and Core Deposit Intangible:  Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired and is included in other assets in the consolidated balance sheets.  Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Core deposit base premiums represent the value of the acquired customer core deposit bases and are included in other assets in the consolidated balance sheets.  The core deposit intangible has an estimated finite life, is amortized on an accelerated basis over a 10-year period, and is subject to periodic impairment evaluation.

Management periodically reviews the carrying value of its long-lived and intangible assets to determine if any impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life, in which case an impairment charge would be recorded as an expense in the period of impairment.  In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible.  The Company’s annual assessments indicated no impairment charge on goodwill or core deposit intangible was required for 2013 or 2012. Goodwill was $0.8 million at both December 31, 2013 and 2012.  The net book value of core deposit intangible was $5.3 million and $2.2 million at December 31, 2013 and 2012, respectively and is included in other assets in the consolidated balance sheets.

Bank-Owned Life Insurance (“BOLI”):  The Company owns BOLI on certain executives and employees.  BOLI balances are recorded at their cash surrender values.  Changes in the cash surrender values are included in non-interest income.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Short-term Borrowings: Short-term borrowings consist primarily of overnight Federal funds purchased and securities sold under agreements to repurchase (“repos”), or other short-term borrowing arrangements.  Repos are with commercial deposit customers, and are treated as financing activities carried at the amounts that will be subsequently repurchased as specified in the respective agreements.  Repos generally mature within one to four days from the transaction date. The Company may be required to provide additional collateral based on the fair value of the underlying securities.  Repo agreements were $7.1 million and $4.0 million as of December 31, 2013 and 2012, respectively.  The weighted average rate for repo agreements transacted during the year was .17% and .01% for the years ended December 31, 2013 and 2012, respectively.

Stock-based Compensation Plans: Share-based payments to employees, including grants of restricted stock or stock options, are valued at fair value of the award on the date of grant and expensed on a straight-line basis as compensation expense over the applicable vesting period.

A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Company’s stock at the date of grant is used to estimate the value of restricted stock awards.  There were no stock option grants in 2013. The weighted average assumptions used in the model for valuing option grants in 2012 was as follows:
2012
Dividend yield	0%
Expected volatility	25%
Risk-free interest rate	1.37%
Expected average life	7 years
Weighted average per share fair value of options	$4.87

Income Taxes: The Company files a consolidated federal income tax return and a combined state income tax return (both of which include the Company and its wholly owned subsidiaries).  Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the companies that incur federal tax liabilities.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates applicable to the periods in which the differences are expected to affect taxable income.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized.  In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies.

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

The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions.  Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements.  At December 31, 2013, the Company determined it had no significant uncertain tax positions.  Interest and penalties related to unrecognized tax benefits are classified as income tax expense.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Common Share: Basic earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares adjusted for the dilutive effect of outstanding common stock awards, if any.

Earnings per common share and related information are summarized as follows:
	Years ended December 31,
(in thousands, except per share data)	2013	2012
Net income, net of noncontrolling interest	$16,141	$3,036
Less preferred stock dividends	976	1,220
Net income available to common shareholders	$15,165	$1,816

Weighted average common shares outstanding	3,977	3,440
Effect of dilutive stock instruments	11	2
Diluted weighted average common shares outstanding	3,988	3,442

Basic earnings per common share	$3.81	$0.53
Diluted earnings per common share	$3.80	$0.53

Options to purchase approximately 0.5 million shares were outstanding at the years ending December 31, 2013 and 2012, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

Treasury Stock:  Treasury stock is accounted for at cost on a first-in-first-out basis. It is the Company’s general policy to cancel treasury stock shares in the same year as purchased.

Comprehensive Income:  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, bypass the statement of income and instead are reported in accumulated other comprehensive income, as a separate component of the equity section of the balance sheet.  Realized gains or losses are reclassified to current period earnings.  Changes in these items, along with net income, are components of comprehensive income.  The Company presents comprehensive income in a separate consolidated statement of comprehensive income.

Reclassifications:  Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation.

Recent Accounting Developments Adopted:  In January 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  This ASU limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting agreement.  The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods.  The Company adopted this as required in 2013 with no material impact on the Company’s financial position, results of operations, or disclosures.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1.         NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Developments Adopted (Continued)

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this update require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and by the respective line items of net income.  The disclosure requirements are effective for interim and annual periods beginning after December 15, 2012.  The Company adopted this as required in 2013 with no material impact on the Company’s financial position, results of operations, or disclosures.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 2.         ACQUISITIONS

Bank of Wausau: On August 9, 2013, Nicolet National Bank entered into an agreement with the FDIC, purchasing selected Bank of Wausau assets and assuming all of its deposits, in a transaction that was effective immediately.  The financial position and results of operations of Bank of Wausau prior to its acquisition date were not included in the accompanying consolidated financial statements. The FDIC-assisted transaction carried no loss-share provisions.  With the addition of Bank of Wausau’s one branch, Nicolet National Bank now operates two branches in Wausau, WI.  As of the acquisition date, the transaction added approximately $47 million in assets at fair value, including mostly cash as well as $9.4 million of investments and $12.5 million in loans, of which $1.4 million were classified as PCI loans.  Of the $42 million of deposits assumed, $18 million were immediately repriced certificates of deposit that were rate-sensitive in nature, and were subsequently redeemed in full by September 30, 2013.  Given the nature and rates of the remaining deposits assumed, no core deposit intangible was recorded. Additionally, $4 million of other liabilities were assumed including $3 million of FHLB advances. The third quarter of 2013 included approximately $0.2 million pre-tax acquisition costs and a $2.4 million pre-tax BPG.

Mid-Wisconsin Financial Services, Inc.: On April 26, 2013, the Company consummated its acquisition of Mid-Wisconsin, pursuant to the Agreement and Plan of Merger by and among the Company and Mid-Wisconsin dated November 28, 2012, as amended January 17, 2013 (the “Merger Agreement”), whereby Mid-Wisconsin was merged with and into the Company, and Mid-Wisconsin Bank, Mid-Wisconsin’s wholly owned commercial bank subsidiary serving central Wisconsin, was merged with and into Nicolet National Bank.  The system integration was completed, and the eleven branches of Mid-Wisconsin opened on April 29, 2013 as Nicolet National Bank branches.

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

Pursuant to the terms of the Merger Agreement, the outstanding shares of Mid-Wisconsin common stock, other than dissenting shares as defined in the merger agreement, were converted into the right to receive 0.3727 shares of Company common stock (and in lieu of any fractional share of Company common stock, $16.50 in cash) per share of Mid-Wisconsin common stock or, for record holders of 200 or fewer shares of Mid-Wisconsin common stock, $6.15 in cash per share of Mid-Wisconsin common stock.  As a result, the total value of the consideration to Mid-Wisconsin shareholders was $10.2 million, consisting of $0.5 million in cash and 589,159 shares of the Company’s common stock. The Company’s common stock was valued at $16.50 per share, which was the value assigned in the merger agreement and considered to be the fair value of the stock on the date of the acquisition.  Concurrently with the merger, the Company also closed a private placement of 174,016 shares of its common stock at an offering price of $16.50 per share, for an aggregate of $2.9 million in proceeds.  Approximately $0.4 million in direct stock issuance costs for the merger and private placement were incurred and charged against additional paid in capital.   Also as a condition of the merger, Mid-Wisconsin redeemed by the closing of the merger its preferred stock (issued to the Department of U.S. Treasury (“UST”) as part of its participation in the federal government’s Capital Purchase Program (“CPP”) with par value of $10.5 million) plus all accrued and unpaid dividends thereon.

The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Mid-Wisconsin prior to the consummation date were not included in the accompanying consolidated financial statements.  The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of core deposit intangibles, securities, premises and equipment, loans, OREO, deposits, debt and deferred taxes with the assistance of third party valuations, appraisals, and third party advisors.  The estimated fair values are subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period of approximately one year from consummation. During the fourth quarter of 2013, there were developments related to an ongoing legal matter acquired in the Mid-Wisconsin transaction.  Such litigation was pre-existing at the time of acquisition.  The events in the fourth quarter supported a change in estimate of loss on this litigation to $0.9 million, net of tax, which was recorded against the bargain purchase gain of the Mid-Wisconsin transaction and imposed back against third quarter earnings.   No other adjustments to the BPG have been recorded.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 2.         ACQUISITIONS (CONTINUED)

The fair value of the assets acquired and liabilities assumed on April 26, 2013 was as follows:

(in millions)	As recorded by Mid-Wisconsin	Fair value adjustments		As recorded by Nicolet
Cash, cash equivalents and securities available for sale	$134	$(1)		$133
Loans, net	284	(12)		272
OREO	5	(3)		2
Core deposit intangible	-	4		4
Premises, equipment, and other assets	17	8	(1)	25
Total assets acquired	$440	$(4)		$436

Deposits	$345	$1		$346
Junior subordinated debentures, borrowings and other liabilities	72	(2	)(2)	70
Total liabilities acquired	$417	$(1)		$416

Excess of assets acquired over liabilities acquired	$23	$(3)		$20
Less: purchase price				10
Bargain purchase gain				$10

(1) Includes premises and equipment adjustment of $2 million and deferred tax asset of $6 million.
(2) Includes borrowings adjustment increase of $2 million, contingent liability adjustment increase of $1 million, and subordinated debentures adjustment decrease of $5 million.

The following unaudited pro forma information presents the results of operations for the years ended December 31, 2013 and 2012, as if the acquisitions had occurred January 1 of each year. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisitions which are not reflected in the pro forma amounts.  These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisitions occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Years Ended December 31
	2013	2012
(in thousands)
Total revenues, net of interest expense	$69,245	$54,581
Net income	14,241	1,135

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 3.         SECURITIES AVAILABLE FOR SALE

Amortized costs and fair values of securities AFS are summarized as follows:

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$2,062	$3	$8	$2,057
State, county and municipals	54,594	1,058	613	55,039
Mortgage-backed securities	68,642	585	1,348	67,879
Corporate debt securities	220	-	-	220
Equity securities	905	1,415	-	2,320
	$126,423	$3,061	$1,969	$127,515

	December 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
State, county and municipals	$31,642	$1,079	$34	$32,687
Mortgage-backed securities	19,876	803	11	20,668
Equity securities	1,624	922	-	2,546
	$53,142	$2,804	$45	$55,901

The current fair value and associated unrealized losses on investments in debt and equity securities with unrealized losses at December 31, 2013 and 2012 are summarized in the following table, with the length of time the individual securities have been in a continuous loss position.

	December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprises	$511	$8	$-	$-	$511	$8
State, county and municipals	17,697	613	-	-	17,697	613
Mortgage-backed securities	36,687	1,240	2,920	108	39,607	1,348
	$54,895	$1,861	$2,920	$108	$57,815	$1,969

	December 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$4,249	$34	$-	$-	$4,249	$34
Mortgage-backed securities	3,507	11	-	-	3,507	11
	$7,756	$45	$-	$-	$7,756	$45

The unrealized losses relate to changes in interest rates, market spreads and market conditions subsequent to purchase.  In all cases, the indicated impairment would be recovered by the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market.  None of the losses relate to the marketability of the securities or the issuer’s ability to meet contractual obligations. The Company does not consider securities with unrealized losses at December 31, 2013 to be other-than-temporarily impaired.  The Company has the ability and intent to hold its securities to maturity.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 3.         SECURITIES AVAILABLE FOR SALE (CONTINUED)

The amortized cost and fair value of securities available for sale by contractual maturity at December 31, 2013 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties; therefore, these securities are not included in the maturity categories in the following summary.
	December 31, 2013
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$7,113	$7,164
Due in one year through five years	37,124	37,837
Due after five years through ten years	11,446	11,138
Due after ten years	1,193	1,177
	56,876	57,316
Mortgage-backed securities	68,642	67,879
Equity securities	905	2,320
Securities available for sale	$126,423	$127,515

Securities with a carrying value of $55.3 million and $7.2 million as of December 31, 2013 and 2012, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Proceeds from sales of securities available for sale during 2013 and 2012 were $46.4 million and $5.4 million, respectively.  Gross gains of $0.8 million and gross losses of $0.3 million were realized on sales in 2013, while gross gains of $0.4 million were realized on sales in 2012.

NOTE 4.         LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan composition as of December 31 is summarized as follows:

	2013		2012
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$253,674	29.9%	$197,301	35.7%
Owner-occupied commercial real estate (“CRE”)	187,476	22.1	106,888	19.3
Agricultural (“AG”) production	14,256	1.7	215	0.1
AG real estate	37,057	4.4	11,354	2.1
CRE investment	90,295	10.7	76,618	13.9
Construction & land development	42,881	5.1	21,791	3.9
Residential construction	12,535	1.5	7,957	1.4
Residential first mortgage	154,403	18.2	85,588	15.5
Residential junior mortgage	49,363	5.8	39,352	7.1
Retail & other	5,418	0.6	5,537	1.0
Loans	847,358	100.0%	552,601	100.0%
Less allowance for loan losses	9,232		7,120
Loans, net	$838,126		$545,481
Allowance for loan losses to loans	1.09%		1.29%

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 4.         LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

As a further breakdown, loans as of December 31, 2013 are summarized by originated and acquired as follows:

	Originated		Acquired
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$227,572	36.5%	$26,102	11.6%
Owner-occupied CRE	127,759	20.5	59,717	26.6
AG production	3,230	0.5	11,026	4.9
AG real estate	13,596	2.2	23,461	10.5
CRE investment	60,390	9.7	29,905	13.3
Construction & land development	30,277	4.9	12,604	5.6
Residential construction	12,475	2.0	60	0.1
Residential first mortgage	104,180	16.7	50,223	22.4
Residential junior mortgage	39,207	6.3	10,156	4.5
Retail & other	4,192	0.7	1,226	0.5
Loans	$622,878	100.0%	$224,480	100.0%

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

The ALLL represents management’s estimate of probable and inherent credit losses in the Company’s loan portfolio at the balance sheet date. In general, estimating the amount of the ALLL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and impaired loans, and the level of potential problem loans, all of which may be susceptible to significant change.  To the extent actual outcomes differ from management estimates, additional provisions for loan losses could be required that could adversely affect our earnings or financial position in future periods. Allocations to the ALLL may be made for specific loans but the entire ALLL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized.

The allocation methodology used by the Company includes specific allocations for impaired loans evaluated individually for impairment based on collateral values and for the remaining loan portfolio collectively evaluated for impairment primarily based on historical loss rates and other qualitative factors.  Loan charge-offs and recoveries are based on actual amounts charged-off or recovered by loan category.  Management allocates the ALLL by pools of risk within each loan portfolio.  Due to the short period of time since the acquisitions and management’s assessment, no ALLL has since been recorded on acquired loans at December 31, 2013.   A provision of $1.8 million was provided to cover the charge off taken in the fourth quarter on a fully resolved grain credit acquired with Mid-Wisconsin that was not marked initially at acquisition.  The circumstances surrounding this loan were isolated and considered extraordinary.

The following tables present the balance and summary of activity in the ALLL in total as of December 31:

(in thousands)
ALLL:	2013	2012
Beginning balance	$7,120	$5,899
Provision	6,200	4,325
Charge-offs	(4,238)	(3,507)
Recoveries	150	403
Net charge-offs	(4,088)	(3,104)
Ending balance	$9,232	$7,120

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.         LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment based on the impairment method as of December 31, 2013:

	TOTAL – 2013
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	CRE investment	Construction & land development	AG real estate	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,969	$1,069	$-	$337	$2,580	$-	$137	$685	$312	$31	$7,120
Provision	363	1,548	18	1,160	2,694	59	92	7	198	61	6,200
Charge-offs	(574)	(1,936)	-	(992)	(319)	-	-	(156)	(190)	(71)	(4,238)
Recoveries	40	85	-	-	15	-	-	8	1	1	150
Net charge-offs	(534)	(1,851)	-	(992)	(304)	-	-	(148)	(189)	(70)	(4,088)
Ending balance	$1,798	$766	$18	$505	$4,970	$59	$229	$544	$321	$22	$9,232
As percent of ALLL	19.5%	8.3%	0.2%	5.5%	53.8%	0.6%	2.5%	5.9%	3.5%	0.2%	100.0%

ALLL: Individually evaluated	$-	$-	$-	$-	$3,204	$-	$-	$-	$-	$-	$3,204
Collectively evaluated	1,798	766	18	505	1,766	59	229	544	321	22	6,028
Ending balance	$1,798	$766	$18	$505	$4,970	$59	$229	$544	$321	$22	$9,232

Loans:
Individually evaluated	$1	$1,086	$9	$4,507	$9,379	$443	$-	$1,708	$172	$-	$17,305
Collectively evaluated	253,673	186,390	14,247	85,788	33,502	36,614	12,535	152,695	49,191	5,418	830,053
Total loans	$253,674	$187,476	$14,256	$90,295	$42,881	$37,057	$12,535	$154,403	$49,363	$5,418	$847,358

Less ALLL	$1,798	$766	$18	$505	$4,970	$59	$229	$544	$321	$22	$9,232
Net loans	$251,876	$186,710	$14,238	$89,790	$37,911	$36,998	$12,306	$153,859	$49,042	$5,396	$838,126

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.         LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

As a further breakdown, the December 31, 2013 ALLL is summarized by originated and acquired as follows:

	Originated – 2013
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	CRE investment	Construction & land development	AG real estate	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,969	$1,069	$-	$337	$2,580	$-	$137	$685	$312	$31	$7,120
Provision	263	(274)	18	992	2,694	59	92	(56)	150	35	3,973
Charge-offs	(474)	(113)	-	(824)	(319)	-	-	(93)	(142)	(45)	(2,010)
Recoveries	40	84	-	-	15	-	-	8	1	1	149
Net charge-offs	(434)	(29)	-	(824)	(304)	-	-	(85)	(141)	(44)	(1,861)
Ending balance	$1,798	$766	$18	$505	$4,970	$59	$229	$544	$321	$22	$9,232
As percent of ALLL	19.5%	8.3%	0.2%	5.5%	53.8%	0.6%	2.5%	5.9%	3.5%	0.2%	100.0%

ALLL: Individually evaluated	$-	$-	$-	$-	$3,204	$-	$-	$-	$-	$-	$3,204
Collectively evaluated	1,798	766	18	505	1,766	59	229	544	321	22	6,028
Ending balance	$1,798	$766	$18	$505	$4,970	$59	$229	$544	$321	$22	$9,232

Loans:
Individually evaluated	$-	$-	$-	$-	$8,217	$-	$-	$-	$-	$-	$8,217
Collectively evaluated	227,572	127,759	3,230	60,390	22,060	13,596	12,475	104,180	39,207	4,192	614,661
Total loans	$227,572	$127,759	$3,230	$60,390	$30,277	$13,596	$12,475	$104,180	$39,207	$4,192	$622,878

Less ALLL	$1,798	$766	$18	$505	$4,970	$59	$229	$544	$321	$22	$9,232
Net loans	$225,774	$126,993	$3,212	$59,885	$25,307	$13,537	$12,246	$103,636	$38,886	$4,170	$613,646

	Acquired - 2013
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	CRE investment	Construction & land development	AG real estate	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Provision	$100	$1,822	$-	$168	$-	$-	$-	$62	$48	$27	$2,227
Charge-offs	(100)	(1,823)	-	(168)	-	-	-	(62)	(48)	(27)	(2,228)
Recoveries	-	1	-	-	-	-	-	-	-	-	1
Loans:
Individually evaluated	$1	$1,086	$9	$4,507	$1,162	$443	$-	$1,708	$172	$-	$9,088
Collectively evaluated	26,101	58,631	11,017	25,398	11,442	23,018	60	48,515	9,984	1,226	215,392
Total loans	$26,102	$59,717	$11,026	$29,905	$12,604	$23,461	$60	$50,223	$10,156	$1,226	$224,480

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.         LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment based on the impairment method as of December 31, 2012:

	TOTAL – 2012
(in thousands) ALLL:	Commercial & industrial*	Owner-occupied CRE*	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,965	$347	$393	$2,035	$311	$405	$419	$24	$5,899
Provision	263	1,750	222	1,236	222	534	53	45	4,325
Charge-offs	(295)	(1,328)	(305)	(713)	(396)	(265)	(166)	(39)	(3,507)
Recoveries	36	300	27	22	-	11	6	1	403
Net charge-offs	(259)	(1,028)	(278)	(691)	(396)	(254)	(160)	(38)	(3,104)
Ending balance	$1,969	$1,069	$337	$2,580	$137	$685	$312	$31	$7,120
As percent of ALLL	27.7%	15.0%	4.7%	36.2%	1.9%	9.6%	4.4%	0.5%	100.0%

ALLL: Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	1,969	1,069	337	2,580	137	685	312	31	7,120
Ending balance	$1,969	$1,069	$337	$2,580	$137	$685	$312	$31	$7,120

Loans:
Individually evaluated	$784	$1,960	$-	$2,560	$-	$1,580	$-	$142	$7,026
Collectively evaluated	196,732	116,282	76,618	19,231	7,957	84,008	39,352	5,395	545,575
Total loans	$197,516	$118,242	$76,618	$21,791	$7,957	$85,588	$39,352	$5,537	$552,601

Less ALLL	$1,969	$1,069	$337	$2,580	$137	$685	$312	$31	$7,120
Net loans	$195,547	$117,173	$76,281	$19,211	$7,820	$84,903	$39,040	$5,506	$545,481
* AG production and AG real estate loans were not significant at December 31, 2012 and it was not practical to restate 2012 AFLL balance and activity for AG production out of commercial & industrial or AG real estate out of owner-occupied CRE to conform to the 2013 presentation.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.         LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents nonaccrual loans by portfolio segment as of December 31, 2013 and 2012. Acquired impaired loans that are performing to their contractual terms are not included in the below table and are accruing interest based on their performance and management’s determination.

	Total Nonaccrual Loans
(in thousands)	2013	% to Total	2012	% to Total
Commercial & industrial	$68	0.7%	$784	11.2%
Owner-occupied CRE	1,087	10.6	1,960	27.9
AG production	11	0.1	-	-
AG real estate	448	4.3	-	-
CRE investment	4,631	45.1	-	-
Construction & land development	1,265	12.3	2,560	36.4
Residential construction	-	-	-	-
Residential first mortgage	2,365	23.0	1,580	22.5
Residential junior mortgage	262	2.6	-	-
Retail & other	129	1.3	142	2.0
Nonaccrual loans	$10,266	100.0%	$7,026	100.0%

As a further breakdown, nonaccrual loans as of December 31, 2013 are summarized by originated and acquired as follows:

(in thousands)	Originated	% to Total	Acquired	% to Total
Commercial & industrial	$67	8.9%	$1	0.1%
Owner-occupied CRE	-	-	1,087	11.4
AG production	-	-	11	0.1
AG real estate	-	-	448	4.7
CRE investment	40	5.3	4,591	48.2
Construction & land development	-	-	1,265	13.3
Residential construction	-	-	-	-
Residential first mortgage	442	58.9	1,923	20.2
Residential junior mortgage	73	9.7	189	2.0
Retail & other	129	17.2	-	-
Nonaccrual loans	$751	100.0%	$9,515	100.0%

The following tables present past due loans by portfolio segment as of December 31, 2013:

	Total Past Due Loans - 2013
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non-accrual	Current	Total
Commercial & industrial	$-	$68	$253,606	$253,674
Owner-occupied CRE	1,247	1,087	185,142	187,476
AG production	-	11	14,245	14,256
AG real estate	-	448	36,609	37,057
CRE investment	491	4,631	85,173	90,295
Construction & land development	-	1,265	41,616	42,881
Residential construction	-	-	12,535	12,535
Residential first mortgage	387	2,365	151,651	154,403
Residential junior mortgage	12	262	49,089	49,363
Retail & other	12	129	5,277	5,418
Total loans	$2,149	$10,266	$834,943	$847,358
As a percent of total loans	0.3%	1.2%	98.5%	100.0%

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.         LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

As a further breakdown, past due loans as of December 31, 2013 are summarized by originated and acquired as follows:

	Originated - 2013
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non-accrual	Current	Total
Commercial & industrial	$-	$67	$227,505	$227,572
Owner-occupied CRE	1,077	-	126,682	127,759
AG production	-	-	3,230	3,230
AG real estate	-	-	13,596	13,596
CRE investment	491	40	59,859	60,390
Construction & land development	-	-	30,277	30,277
Residential construction	-	-	12,475	12,475
Residential first mortgage	111	442	103,627	104,180
Residential junior mortgage	-	73	39,134	39,207
Retail & other	-	129	4,063	4,192
Total loans	$1,679	$751	$620,448	$622,878
As a percent of total loans	0.3%	0.1%	99.6%	100.0%

	Acquired - 2013
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non-accrual	Current	Total
Commercial & industrial	$-	$1	$26,101	$26,102
Owner-occupied CRE	170	1,087	58,460	59,717
AG production	-	11	11,015	11,026
AG real estate	-	448	23,013	23,461
CRE investment	-	4,591	25,314	29,905
Construction & land development	-	1,265	11,339	12,604
Residential construction	-	-	60	60
Residential first mortgage	276	1,923	48,024	50,223
Residential junior mortgage	12	189	9,955	10,156
Retail & other	12	-	1,214	1,226
Total loans	$470	$9,515	$214,495	$224,480
As a percent of total loans	0.2%	4.2%	95.6%	100.0%

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.         LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents past due loans by portfolio segment as of December 31, 2012:

	Total Past Due Loans - 2012
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$-	$784	$196,517	$197,301
Owner-occupied CRE	-	1,960	104,928	106,888
AG production	-	-	215	215
AG real estate	-	-	11,354	11,354
CRE investment	-	-	76,618	76,618
Construction & land development	-	2,560	19,231	21,791
Residential construction	-	-	7,957	7,957
Residential first mortgage	-	1,580	84,008	85,588
Residential junior mortgage	-	-	39,352	39,352
Retail & other	6	142	5,389	5,537
Total loans	$6	$7,026	$545,569	$552,601
As a percent of total loans	0.0%	1.3%	98.7%	100.0%

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

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.         LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present loans by loan grade as of December 31:
	2013
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$240,626	$7,134	$722	$5,192	$-	$-	$253,674
Owner-occupied CRE	174,070	6,605	2,644	4,157	-	-	187,476
AG production	13,631	267	-	358	-	-	14,256
AG real estate	26,058	10,159	62	778	-	-	37,057
CRE investment	83,475	1,202	15	5,603	-	-	90,295
Construction & land development	31,051	2,229	119	9,482	-	-	42,881
Residential construction	12,187	-	-	348	-	-	12,535
Residential first mortgage	150,343	1,365	-	2,695	-	-	154,403
Residential junior mortgage	48,886	215	-	262	-	-	49,363
Retail & other	5,274	15	-	129	-	-	5,418
Total loans	$785,601	$29,191	$3,562	$29,004	$-	$-	$847,358
Percent of total	92.8%	3.4%	0.4%	3.4%	-	-	100%

	2012
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial*	$192,426	$1,969	$604	$2,517	$-	$-	$197,516
Owner-occupied CRE*	96,313	16,502	1,832	3,595	-	-	118,242
CRE investment	66,358	8,545	-	1,715	-	-	76,618
Construction & land development	12,351	855	877	7,708	-	-	21,791
Residential construction	6,775	-	-	1,182	-	-	7,957
Residential first mortgage	82,914	1,094	-	1,580	-	-	85,588
Residential junior mortgage	38,582	199	249	322	-	-	39,352
Retail & other	5,537	-	-	-	-	-	5,537
Total loans	$501,256	$29,164	$3,562	$18,619	$-	$-	$552,601
Percent of total	90.7%	5.3%	0.6%	3.4%	-	-	100%

* AG production and AG real estate loans were not significant at December 31, 2012 and it was not practical to restate 2012 grading breakdown for AG production from commercial & industrial and AG real estate from CRE investment to conform to the 2013 presentation.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.         LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Management considers a loan to be impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. For determining the adequacy of the ALLL, management defines impaired loans as nonaccrual credit relationships of over $250,000, plus additional loans with impairment risk characteristics.  Management instituted the nonaccrual scope criteria in the second quarter of 2013, particularly in response to the higher volume of smaller nonaccrual loans acquired in the 2013 acquisitions.  At the time an individual loan goes into nonaccrual status, however, management evaluates the loan for impairment and possible charge-off regardless of loan size.  The following table presents impaired loans as of December 31, 2013.  For purposes of these impaired loan tables, all PCI loans and all originated nonaccrual loans over $250,000 are included below for December 31, 2013, while all nonaccrual loans (without regard to scope) are included for December 31, 2012.

	Total Impaired Loans - 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance*	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$1	$140	$-	$1	$3
Owner-occupied CRE	1,086	4,151	-	1,268	169
AG production	9	76	-	11	5
AG real estate	443	558	-	443	9
CRE investment	4,507	9,056	-	4,592	451
Construction & land development	9,379	10,580	3,204	9,406	178
Residential construction	-	-	-	-	-
Residential first mortgage	1,708	4,177	-	1,827	215
Residential junior mortgage	172	703	-	198	26
Retail & Other	-	36	-	-	3
Total	$17,305	$29,477	$3,204	$17,746	$1,059

*One loan with a balance of $3.9 million and a reserve of $3.2 million is included within the construction and land development category.  No other loans had a related allowance at December 31, 2013.

As a further breakdown, impaired loans as of December 31, 2013 are summarized by originated and acquired as follows:

Originated - 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance*	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$-	$-	$-	$-	$-
Owner-occupied CRE	-	-	-	-	-
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development	8,217	8,217	3,204	8,215	43
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$8,217	$8,217	$3,204	$8,215	$43

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.         LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Acquired – 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$1	$140	$-	$1	$3
Owner-occupied CRE	1,086	4,151	-	1,268	169
AG production	9	76	-	11	5
AG real estate	443	558	-	443	9
CRE investment	4,507	9,056	-	4,592	451
Construction & land development	1,162	2,363	-	1,191	135
Residential construction	-	-	-	-	-
Residential first mortgage	1,708	4,177	-	1,827	215
Residential junior mortgage	172	703	-	198	26
Retail & other	-	36	-	-	3
Total	$9,088	$21,260	$-	$9,531	$1,016

The following table presents impaired loans as of December 31, 2012:

	Total Impaired Loans
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial*	$784	$1,287	$-	$3,192	$265
Owner-occupied CRE*	1,960	1,960	-	798	95
CRE investment	-	-	-	439	-
Construction & land development	2,560	2,560	-	6,333	-
Residential construction	-	-	-	620	-
Residential first mortgage	1,580	1,696	-	1,298	88
Residential junior mortgage	-	-	-	58	-
Retail & other	142	150	-	120	7
Total	$7,026	$7,653	$-	$12,858	$455
* AG production and AG real estate loans were not significant at December 31, 2012 and it was not practical to restate 2012 impaired loans for AG production from commercial & industrial and AG real estate from owner-occupied CRE to conform to the 2013 presentation.

Interest income of $1.1 million and $1.0 million would have been earned on the year-end nonaccrual loans had they been performing in accordance with their original terms during the years ended December 31, 2013 and 2012, respectively.  Interest of approximately $734,000 and $236,000 was earned on year-end nonaccrual loans and included in income for the years ended December 31, 2013 and 2012, respectively.

PCI loans acquired in the 2013 acquisitions were initially recorded at a fair value of $16.7 million on their respective acquisition dates, net of an initial $12.2 million nonaccretable mark and a zero accretable mark.  At December 31, 2013, the initially acquired PCI loans represent $7.1 million of the $17.3 million impaired loans at December 31, 2013 shown above; this $7.1 million of PCI loans are net of a remaining $8.2 million nonaccretable difference and a zero accretable mark.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.         LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Troubled Debt Restructurings

At December 31, 2013, there were three loans classified as a troubled debt restructurings, and no such loans at December 31, 2012.  These three loans had a premodification balance of $4.3 million and at December 31, 2013, had a balance of $4.3 million.  One loan was a construction and development loan for $3.9 million and was in compliance with its modified terms, was not past due, and was included in impaired loans with a specific reserve allocation of $3.2 million. The two remaining loans were acquired loans and are included in the PCI classification with a total balance of $360,000.  These two loans were nonperforming at the time of restructuring and remain in nonperforming status at December 31, 2013.  There were no loans which were classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during 2013.  Loans which were considered troubled debt restructurings by Mid-Wisconsin prior to the acquisition are not required to be classified as troubled debt restructurings in the Company’s financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

NOTE 5.         PREMISES AND EQUIPMENT

Premises and equipment, less accumulated depreciation, is summarized as follows as of December 31:

(in thousands)	2013	2012
Land	$3,488	$1,940
Land improvements	1,493	1,371
Building and improvements	25,042	16,852
Leasehold improvements	4,319	4,170
Furniture and equipment	9,419	7,140
	43,761	31,473
Less accumulated depreciation	13,916	11,871
Premises and equipment, net	$29,845	$19,602

Depreciation expense amounted to $2.0 million in 2013 and $1.6 million in 2012.  The Company and certain of its subsidiaries are obligated under noncancelable operating leases for facilities, certain of which provide for increased rentals based upon increases in cost of living adjustments and other indices.

At December 31, 2013, the approximate minimum annual rentals under these noncancelable agreements with remaining terms in excess of one year are as follows:

Years Ending December 31,	(in thousands)
2014	$746
2015	750
2016	721
2017	637
2018	633
Thereafter	2,883
Total	$6,370

Total rent expense under leases totaled $0.8 million in 2013 and $0.6 million in 2012.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 6.         OTHER REAL ESTATE OWNED

A summary of OREO, which is included in other assets in the consolidated balance sheets, for the periods indicated is as follows:

	Years Ended December 31,
(in thousands)	2013	2012
Balance at beginning of period	$193	$641
Transfer of loans at net realizable value to OREO	3,280	1,506
Sale proceeds	(4,939)	(1,961)
Net gain from sale of OREO	1,266	27
Writedown of OREO	(93)	(20)
Acquired balance, net	2,280	-
Balance at end of period	$1,987	$193

NOTE 7.         DEPOSITS

Brokered deposits were $49.5 million and $32.6 million at December 31, 2013 and 2012, respectively.  The weighted average rate of brokered deposits was 0.99% and 0.55% at December 31, 2013 and 2012, respectively.

At December 31, 2013, the scheduled maturities of time deposits were as follows:

Years Ending December 31,	(in thousands)
2014	$154,513
2015	42,316
2016	28,849
2017	18,242
2018	29,449
Thereafter	44
$273,413

The aggregate amount of time deposits, each with a minimum denomination of $100,000, was $119.2 million and $68.5 million at December 31, 2013 and 2012, respectively.

NOTE 8.         NOTES PAYABLE

The Company had the following notes payable as of December 31:
(in thousands)	2013	2012
Joint Venture note	$9,922	$10,155
FHLB advances	22,500	25,000
Notes Payable	$32,422	$35,155

At the completion of the construction of the Company’s headquarters building in 2005 and as part of a joint venture investment related to the building, the Company and the other joint venture partners guaranteed a JV note to finance certain costs of the building.  This JV note is secured by the building, bears a fixed rate of 5.81% and requires monthly principal and interest payments until its maturity on June 1, 2016.

The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturities ranging from June 2014 to February 2018.  The weighted average rate of the FHLB advances was 1.85% and 2.61% at December 31, 2013 and 2012, respectively. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which totaled $85.9 million and $54.2 million at December 31, 2013 and 2012, respectively.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8.         NOTES PAYABLE (CONTINUED)

The following table shows the maturity schedule of the notes payable as of December 31, 2013.

Maturing in:	(in thousands)
2014	$11,248
2015	5,762
2016	14,412
2017	-
2018	1,000
$32,422

The Company has a line of credit with a third party bank, bearing a variable rate of interest based on one-month LIBOR plus a margin, but subject to a floor rate, with quarterly payments of interest only. At December 31, 2013, the available line was $10 million, the rate was one-month LIBOR plus 2.25% with a 3.25% floor. At December 31, 2012, the available line was $7.5 million, the rate was one-month LIBOR plus 2.25% with a 4.25% floor. The outstanding balance was zero at December 31, 2013 and 2012, and the line was not used during 2013 or 2012.

NOTE 9.	JUNIOR SUBORDINATED DEBENTURES

At December 31, 2013 and 2012, the Company’s carrying value of junior subordinated debentures was $12.1 million and $6.2 million, respectively. At December 31, 2013 and 2012, $11.6 million and $6.0 million, respectively, of trust preferred securities qualify as Tier 1 capital.

In July 2004, Nicolet Bankshares Statutory Trust I (the “Nicolet Trust”) issued $6.0 million of guaranteed preferred beneficial interests (“trust preferred securities”) in the Company’s junior subordinated deferrable interest debentures that qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Nicolet Trust are owned by the Company. The proceeds from the common securities and trust preferred securities were used by the Nicolet Trust to purchase $6.2 million of junior subordinated debentures (the “debentures”) of the Company. The trust preferred securities and debentures pay an 8% fixed rate. The proceeds received by the Company from the sale of the debentures were used for general purposes, primarily to provide capital to the Bank. The Company has the right to redeem the debentures, in whole or in part, on or after July 15, 2009. If the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. The maturity date of the debentures, if not redeemed, is July 15, 2034. Interest on the debentures is current.

In April 2013, as part of the Mid-Wisconsin acquisition, the Company assumed $10.3 million of junior subordinated debentures issued in December 2005 by Mid-Wisconsin, related to $10.0 million of trust preferred securities issued by a statutory trust, whose common securities were wholly owned by Mid-Wisconsin. These trust preferred securities and debentures mature on December 15, 2035 and have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 1.67% and 1.74% as of December 31, 2013 and 2012, respectively. The debentures may be called at par plus any accrued but unpaid interest, in part or in full, on or after December 15, 2010 or within 120 days of certain events. At acquisition the debentures were recorded at an initial fair market value of $5.8 million, with the initial $4.5 million discount being accreted to interest expense over the remaining life of the debentures. The discount accreted during 2013 was approximately $132,000, bringing the carrying value of the debentures to $5.9 million at December 31, 2013. Interest on the debentures is current.

The debentures represent the sole asset of the respective statutory trusts. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with the trust preferred securities is that the Company, through payment on its debentures, is liable for the distributions and other payments required on the trust preferred securities.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10.	EMPLOYEE AND DIRECTOR BENEFIT PLANS

The Company sponsors a deferred compensation plan for certain key management employees and for directors. Under the management plan, employees designated by the Board of Directors may defer compensation and receive the deferred amounts plus earnings thereon upon termination of employment or at their election. The liability for the cumulative employee contributions and earnings thereon at December 31, 2013 and 2012 totaled approximately $442,000 and $439,000, respectively, and is included in other liabilities in the consolidated balance sheets. Under the director plan participating directors may defer up to 100% of their Board compensation towards the purchase of Company common stock at market prices on a quarterly basis that is held in a Rabbi Trust. During 2013 and 2012 the plan purchased 3,790 and 3,350 shares of Company common stock valued at approximately $62,500 and $55,300, respectively. In 2013, common stock valued at approximately $26,100 (and representing 1,456 shares) was distributed under this director plan; in 2012, common stock valued at approximately $71,400 (and representing 3,667 shares) was distributed. The common stock outstanding and the related director deferred compensation liability are offsetting components of the Company’s equity in the amount of $362,000 at year end 2013 and $300,000 at year end 2012 representing 18,906 shares and 16,572 shares, respectively.

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 100% of salary compensation on either a pre-tax or after-tax basis, subject to certain IRS limits. Under the plan, the Company matches 100% of participating employee contributions up to 6% of the participant’s gross compensation. The Company contribution vests over five years. The Company can make additional annual discretionary profit sharing contributions, as determined by the Board of Directors. During 2013 and 2012, the Company’s 401(k) expense was $0.7 million and $0.5 million, respectively.

NOTE 11.	STOCK-BASED COMPENSATION

At December 31, 2013, the Company had two stock-based plans. These plans are administered by a committee of the Board of Directors and provide for the granting of various equity awards in accordance with the plan documents to certain officers, employees and directors of the Company.

The Company’s 2002 Stock Incentive Plan initially covered 125,000 shares of the Company’s common stock. The Company, with subsequent shareholder approval, revised this plan to allow for 450,000 additional shares in 2005 and 600,000 additional shares in 2008. A total of 1,175,000 shares have been reserved for potential stock options under the 2002 Plan.

The Company also adopted, with subsequent shareholder approval, the 2011 Long Term Incentive Plan covering up to 500,000 shares of the Company’s common stock. This plan provides for certain stock-based awards such as, but not limited to, stock options, stock appreciation rights and restricted common stock, as well as cash performance awards.

In general, for stock options granted the exercise price will not be less than the fair market value of the Company’s common stock on the date of grant, the options will become exercisable based upon vesting terms determined by the committee, and the options will expire ten years after the date of grant. In general, for restricted stock granted the shares are issued at the fair market value of the Company’s common stock on the date of grant, are restricted as to transfer, but are not restricted as to dividend payments or voting rights, and the transfer restrictions lapse over time, depending upon vesting terms provided for in the grant and contingent upon continued employment.

As of December 31, 2013, approximately 712,000 shares were available for grant under these two plans (collectively the “Stock Incentive Plans”).

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11.       STOCK-BASED COMPENSATION (CONTINUED)

Activity of the Stock Incentive Plans is summarized in the following tables:

Stock Options	Option Shares Outstanding	Weighted-Average Exercise Price	Exercisable Shares
Balance – December 31, 2011	702,907	$17.78	533,074
Granted	184,625	16.50
Exercise of stock options	(25,750)	12.50
Forfeited	(36,250)	16.84
Balance – December 31, 2012	825,532	$17.70	548,623
Granted	-	-
Exercise of stock options	(23,625)	12.96
Forfeited	(8,750)	15.78
Balance – December 31, 2013	793,157	$17.86	600,846

The weighted average fair value per share of options granted during 2012 was $4.87. Options outstanding at December 31, 2013 are exercisable at option prices ranging from $12.50 to $26.00, with a weighted average exercise price of $17.86. There are 351,083 options outstanding in the range from $12.50 - $17.00, 396,074 options outstanding in the range from $17.01 - $22.00, and 46,000 options outstanding in the range from $22.01 - $26.00. The weighted average exercise price per share of stock options exercisable at December 31, 2013 and 2012, was $18.25 and $18.16, respectively. The exercisable options have a weighted average remaining contractual life of approximately 3 years at December 31, 2013.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The total intrinsic value of options exercised in 2013 and 2012 was approximately $80,000 and $103,000, respectively.

Restricted Stock	Weighted-Average Grant Date Fair Value	Restricted Shares Outstanding
Balance – December 31, 2011	$-	-
Granted	16.50	54,725
Vested	-	-
Forfeited	16.50	(250)
Balance – December 31, 2012	$16.50	54,475
Granted	16.51	26,506
Vested*	16.50	(18,258)
Forfeited	16.50	(360)
Balance – December 31, 2013	$16.50	62,363

*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding at the minimum statutory withholding rate, and 5,606 shares were surrendered accordingly during 2013.

The Company recognized $0.7 million and $0.5 million of stock-based employee compensation expense during the years ended December 31, 2013 and 2012, respectively, associated with its stock equity awards. As of December 31, 2013, there was approximately $1.6 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately four years.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12.       STOCKHOLDERS’ EQUITY

On March 18, 2005, the stockholders of the Company approved a reorganization plan for the purpose of taking the Company private by reducing its number of stockholders of record below 300. The reorganization plan permitted the Company to discontinue reporting to the Securities and Exchange Commission (“SEC”) based on the reduced number of stockholders. The reorganization was accomplished through a cash-out merger whereby stockholders owning 1,500 or fewer shares of common stock were paid cash for each share owned.

In December 2008, through a private placement, the Company raised $9.5 million in capital, issuing 594,083 shares. The $100,000 of incurred costs related to the issuance was charged against additional paid-in capital.

On December 23, 2008, under the federal government’s CPP, the Company received $15.0 million from the UST for the issuance of 14,964 shares of senior preferred stock with $1,000 per share liquidation value (bearing a 5% dividend for the first five years and 9% thereafter) and an additional 748 shares of senior preferred stock with $1,000 per share liquidation value (bearing a 9% dividend) following the UST’s immediate exercise of preferred stock warrants. The $100,000 of incurred costs related to the preferred stock issuance was charged directly against preferred stock. The initial $0.8 million discount recorded on preferred stock that resulted from allocating a portion of the proceeds to the warrants was being accreted directly to retained earnings over a five-year period on a straight-line basis.

On September 1, 2011, after appropriate regulatory approvals, the Company effectively redeemed all the senior preferred stock under the CPP, paying the UST $15.7 million and accelerating the accretion of the remaining discount of $0.4 million. Such redemption was in connection with the Company’s participation in the UST’s Small Business Lending Fund (“SBLF”) described below. The SBLF is a program separate and distinct from the Troubled Asset Relief Program (“TARP”).

The SBLF is a UST program made available to community banks, designed to boost lending to small businesses by providing participating banks with capital and liquidity. In particular, the SBLF program targets commercial, industrial, owner-occupied real estate and agricultural-based lending to qualifying small businesses, which include businesses with less than $50 million in revenue, and promotes outreach to women-owned, veteran-owned and minority-owned businesses. For participating banks, the annual dividend rate upon funding and for the following nine full calendar quarters is 5%, unless there is growth in qualifying small business loans outstanding over a baseline which could reduce the rate to as low as 1% (as determined under the terms of the Securities Purchase Agreement (the “Agreement”)), adjusted quarterly. The dividend rate fixes for the tenth full quarter after funding through the end of the first four and one-half years based on the amount of qualifying small business loans at that time per terms of the Agreement. The dividend rate is then fixed at 9% after four and one-half years if the preferred stock is not repaid.

On September 1, 2011, under the SBLF, the Company received $24.4 million from the UST for the issuance of 24,400 shares of Non-cumulative Perpetual Preferred Stock, Series C, with $1,000 per share liquidation value. The $41,000 of incurred issuance costs was charged against additional paid-in capital. The Company paid an annual dividend rate of 5% from funding through September 30, 2013, paid 1% for the quarter ended December 31, 2013 (i.e. the ninth full quarter after funding), and believes it qualifies for the fixed annual dividend rate of 1% for the remainder of the first four and one-half years. Under the terms of the Agreement, the Company is required to provide various information, certifications, and reporting to the UST. At December 31, 2013, the Company believes it was in compliance with the requirements set by the UST in the Agreement. The preferred stock qualifies as Tier 1 capital for regulatory purposes.

On April 26, 2013, through a private placement, the Company raised $2.9 million in capital, issuing 174,016 shares.

On April 26, 2013, in connection with its acquisition of Mid-Wisconsin, the Company issued 589,159 shares of its common stock at a value of $9.7 million. The $0.4 million of incurred issuance costs was charged against additional paid in capital. As a result of this merger, Nicolet became an SEC-reporting company again and listed its common stock on the Over-the-Counter markets under the trading symbol of “NCBS.”

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13.       INCOME TAXES

The current and deferred amounts of income tax expense were as follows:

(in thousands)	2013	2012
Current	$6,884	$1,802
Deferred	(3,047)	(86)
Change in valuation allowance	-	(187)
Income tax expense	$3,837	$1,529

The differences between the income tax expense recognized and the amount computed by applying the statutory federal income tax rate to the earnings before income taxes, less noncontrolling interest, for the years ended December 31, 2013 and 2012 are included in the following table.

(in thousands)	2013	2012
Tax on pretax income , less noncontrolling interest, at statutory rates	$6,792	$1,552
State income taxes, net of federal effect	558	253
Tax-exempt interest income	(331)	(358)
Non-deductible interest disallowance	22	35
Increase in cash surrender value life insurance	(280)	(241)
Non-deductible business entertainment	105	84
Non-deductible merger expenses	122	127
Stock-based employee compensation	72	101
Acquisition – bargain purchase gain	(3,242)	-
Other, net	19	(24)
Income tax expense	$3,837	$1,529

The net deferred tax asset includes the following amounts of deferred tax assets and liabilities at December 31:

(in thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$9,636	$2,803
Net operating loss carryforwards	2,842	170
Credit carryforwards	13	-
Other real estate	876	8
Investment securities	-	219
Compensation	661	375
Core deposit intangible	-	342
Other	320	97
Total deferred tax asset	14,348	4,014
Less valuation allowance	-	-
Deferred tax asset	14,348	4,014
Deferred tax liabilities:
Premises and equipment	(1,204)	(434)
Prepaid expenses	(310)	(98)
Investment securities	(144)	-
Core deposit and other intangibles	(985)	-
Estimated section 382 limitation	(3,168)	-
Purchase accounting adjustments to liabilities	(1,999)	-
Other	(9)	-
Unrealized gain on securities available for sale	(426)	(1,076)
Total deferred tax liability	(8,245)	(1,608)
Net deferred tax asset	$6,103	$2,406

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13.       INCOME TAXES (CONTINUED)

The Company has a federal and state net operating loss carryforward of $6.0 million and $14.9 million, respectively.  Of these amounts, the entire $6.0 million of federal net operating loss carryover and approximately $11.9 million of the state net operating loss carryover was the result of the Company’s merger with Mid-Wisconsin.  Both the federal and state net operating loss carryovers resulting from the merger have been included in the IRC section 382 limitation calculation and are being limited to the overall amount expected to be realized.  The remaining $3.0 million state net operating loss is attributable to and carried over from the Company’s regular operations and is expected to be utilized over the next 18 years and will not expire.

NOTE 14.       COMMITMENTS AND CONTINGENCIES

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees, and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The Company uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

A summary of the contract or notional amount of the Company’s exposure to off-balance-sheet risk as of December 31 is as follows:

(in thousands)	2013	2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$234,930	$178,676
Standby letters of credit	6,371	4,050

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Credit card commitments are generally unsecured.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third-party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount.  If the commitment is funded, the Bank would be entitled to seek recovery from the customer.  At December 31, 2013 and 2012, no amounts have been recorded as liabilities for the Bank’s potential obligations under these guarantees.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14.       COMMITMENTS AND CONTINGENCIES (CONTINUED)
The Company has federal funds accommodations with other financial institutions where funds may be borrowed on a short-term basis at the market rate in effect at the time of the borrowing.  The total federal funds accommodations as of December 31, 2013 were $77 million and $65 million as of December 31, 2012.  At December 31, 2013 and 2012, the Company had no outstanding balance on these lines.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

NOTE 15.       RELATED PARTY TRANSACTIONS

The Company conducts transactions, in the normal course of business, with its directors and officers, including companies in which they have a beneficial interest.  It is the Company’s policy to comply with federal regulations that require that these transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable transactions to other persons.  Related party loans totaled approximately $22.8 million at December 31, 2013 and $24.3 million at December 31, 2012.

During 2004, the Company entered into a joint venture (50% ownership by the Company) with a real estate development and investment firm (the “Firm”) in connection with the building of the Company’s new headquarters facility. The Firm is considered a related party, as one of its principals is a Board member and shareholder of the Company. In August 2011, the Company opened a new branch location in a facility which is leased from an entity owned by the Firm on terms considered by management to be arms-length.  Finally, in October 2013, the Company entered into a lease for a new branch location in a facility owned by a different member of the Company’s Board on terms considered by management to be arms-length.

NOTE 16.       GAIN ON SALE, DISPOSAL AND WRITEDOWN OF ASSETS

Components of the gain on sale, disposals and writedown of assets are as follows for the years ended December 31:

(in thousands)	2013	2012
Gain on sale of securities, net	$509	$440
Gain on sale of OREO, net	1,266	27
Writedown of OREO	(93)	(20)
Gain (loss) on sale of other assets, net	(13)	1
Gain on sale, disposal and writedown of assets, net	$1,669	$448

NOTE 17.       REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17.       REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2013 and 2012, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2013 and 2012, the most recent notifications from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier I risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since these notifications that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual regulatory capital amounts and ratios as of December 31, 2013 and 2012 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of December 31, 2013:
Company
Total risk-based capital	$119,050	13.8%	$69,075	8.0%
Tier I risk-based capital	109,817	12.7	34,538	4.0
Leverage	109,817	9.5	46,322	4.0

Bank
Total risk-based capital	$111,343	13.1%	$68,110	8.0%	$85,138	10.0%
Tier I risk-based capital	102,111	12.0	34,055	4.0	51,083	6.0
Leverage	102,111	8.9	45,858	4.0	57,323	5.0

As of December 31, 2012:
Company
Total risk-based capital	$85,738	15.2%	$45,098	8.0%
Tier I risk-based capital	78,691	14.0	22,549	4.0
Leverage	78,691	11.0	28,622	4.0

Bank
Total risk-based capital	$77,500	14.1%	$43,984	8.0%	$54,981	10.0%
Tier I risk-based capital	70,624	12.8	21,992	4.0	32,988	6.0
Leverage	70,624	10.1	27,916	4.0	34,895	5.0

(1)
The Total risk-based capital ratio is defined as tier 1 capital plus tier 2 capital divided by total risk-weighted assets.  The Tier 1 risk-based capital ratio is defined as tier 1 capital divided by total risk-weighted assets.  The Leverage ratio is defined as tier 1 capital divided by the most recent quarter’s average total assets.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

A source of income and funds for the Company are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal regulatory agencies. At December 31, 2013, the Bank could pay dividends of approximately $8.1 million without seeking regulatory approval.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18.       FAIR VALUE OF FINANCIAL INFORMATION

As provided for by accounting standards, the Company records and/or discloses financial instruments on a fair value basis.  These financial assets and financial liabilities are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value.  These levels are: Level 1 - quoted market prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date; Level 2 - inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly; Level 3 – significant unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the fair value measurement is based on inputs from different levels, the level within which the entire fair value measurement will be categorized is based on the lowest level input that is significant to the fair value measurement in its entirety; this assessment of the significance of an input requires management judgment.

Disclosure of the fair value of financial instruments, whether recognized or not recognized in the balance sheet, is required for those instruments for which it is practicable to estimate that value, with the exception of certain financial instruments and all nonfinancial instruments as provided for by the accounting standards.  For financial instruments recognized at fair value in the consolidated balance sheets, the fair value disclosure requirements also apply.

Fair value (i.e. the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement versus an entity-specific measurement.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
U.S. government sponsored enterprises	$2,057	$-	$2,057	$-
State, county and municipals	55,039	-	54,162	877
Mortgage-backed securities	67,879	-	67,879	-
Corporate debt securities	220	-	-	220
Equity securities	2,320	2,320	-	-
Securities available for sale, December 31, 2013	$127,515	$2,320	$124,098	$1,097

State, county and municipals	$32,687	$-	$32,312	$375
Mortgage-backed securities	20,668	-	20,668	-
Equity securities	2,546	2,546	-	-
Securities available for sale, December 31, 2012	$55,901	$2,546	$52,980	$375

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18.       FAIR VALUE OF FINANCIAL INFORMATION (CONTINUED)

The following table presents the changes in Level 3 assets measured at fair value on a recurring basis during the years ended December 31:

	Securities AFS
Level 3 Fair Value Measurements ($ in thousands):	2013	2012
(in thousands)
Balance at beginning of year	$375	$975
Purchases/(sales)/(settlements), net	722	(600)
Net change in gain/(loss), realized and unrealized	-	-
Transfers in/(out) of Level 3	-	-
Balance at end of year	$1,097	$375

The following is a description of the valuation methodologies used by the Company for the items noted in the tables above.  Where quoted market prices on securities exchanges are available, the investment is classified as Level 1. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include mortgage-related securities and obligations of state, county and municipals.  Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy.  Examples of these include auction rate securities available for sale (for which there has been no liquid market since 2008) and corporate debt securities.  At December 31, 2013 and 2012, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on receipt of par from refinances for the auction rate securities and the internal analysis on the corporate debt securities.

The following table presents the Company’s collateral-dependent impaired loans and OREO measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
December 31, 2013:
Impaired loans	$14,101	$-	$-	$14,101
OREO	1,987	-	-	1,987

December 31, 2012:
Impaired loans	$7,026	$-	$-	$7,026
OREO	193	-	-	193

The following is a description of the valuation methodologies used by the Company for the items noted in the table above, including the general classification of such instruments in the fair value hierarchy.  For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note.  For OREO, the fair value is based upon the estimated fair value of the underlying collateral adjusted for the expected costs to sell.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE -18.      FAIR VALUE OF FINANCIAL INFORMATION (CONTINUED)

The Company is required under accounting guidance to report the fair value of all financial instruments in the consolidated balance sheets, including those financial instruments carried at cost.  The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012 are shown below.

December 31, 2013
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$146,978	$146,978	$146,978	$-	$-
Certificates of deposit in other banks	1,960	1,983	-	1,983	-
Securities available for sale	127,515	127,515	2,320	124,098	1,097
Other investments	7,982	7,982	-	5,841	2,141
Loans held for sale	1,486	1,486	1,486	-	-
Loans, net	838,126	842,758	-	-	842,758
Bank owned life insurance	23,796	23,796	23,796	-	-

Financial liabilities:
Deposits	$1,034,834	$1,036,564	$-	$-	$1,036,564
Short-term borrowings	7,116	7,116	7,116	-	-
Notes payable	32,422	32,548	-	32,548	-
Junior subordinated debentures	12,128	12,704	-	-	12,704

December 31, 2012
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$82,003	$82,003	$82,003	$-	$-
Securities available for sale	55,901	55,901	2,546	52,980	375
Other investments	5,221	5,221	-	3,243	1,978
Loans held for sale	7,323	7,323	7,323	-	-
Loans, net	545,481	540,887	-	-	540,887
Bank owned life insurance	18,697	18,697	18,697	-	-

Financial liabilities:
Deposits	$616,093	$617,677	$-	$-	$617,677
Short-term borrowings	4,035	4,035	4,035	-	-
Notes payable	35,155	36,017	-	36,017	-
Junior subordinated debentures	6,186	6,186	-	-	6,186

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18.	FAIR VALUE OF FINANCIAL INFORMATION (CONTINUED)

Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC 820, as certain assets and liabilities result in their carrying value approximating fair value.  These include cash and cash equivalents, other investments, loans held for sale, BOLI, nonmaturing deposits, and short-term borrowings.  For those financial instruments not previously disclosed the following is a description of the evaluation methodologies used.

Certificates of deposits in other banks: Fair values are estimated using discounted cash flow analysis based on current interest rates being offered by instruments with similar terms and represents a Level 2 measurement.

Securities available for sale and other investments:  Fair values for securities are based on quoted market prices on securities exchanges, when available, which is considered a Level 1 measurement.  If quoted market prices are not available, fair value is generally determined using pricing models widely used in the industry, quoted market prices of securities with similar characteristics, or discounted cash flows, which is considered a Level 2 measurement, and Level 3 was deemed appropriate for auction rate securities (for which there has been no liquid market since 2008) and corporate debt securities which include trust preferred security instruments.  The corporate debt securities were acquired in the Mid-Wisconsin acquisition and valued based on a discounted cash flow analysis and the underlying credit quality of the issuer.  The fair value approximates the cost at acquisition.  For other investments, the carrying amount of Federal Reserve Bank, Bankers Bank, Farmer Mac, and FHLB stock is a reasonably accepted fair value estimate given their restricted nature.  Fair value is the redeemable (carrying) value based on the redemption provisions of the instruments which is considered a Level 2 measurement.  The carrying amount of the remaining other investments (particularly common stocks of companies or other banks that are not publicly traded) approximates their fair value, determined primarily by analysis of company financial statements and recent capital issuances of the respective companies or banks, if any and represents a Level 3 measurement.

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

Deposits:  The fair value of deposits with no stated maturity (such as demand deposits, savings, interest and non-interest checking, and money market accounts) is, by definition, equal to the amount payable on demand at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market place on certificates of similar remaining maturities.  Use of internal discounted cash flows provides a Level 3 fair value measurement.

Notes payable:  The fair value of the Federal Home Loan Bank advances is obtained from the Federal Home Loan Bank which uses a discounted cash flow analysis based on current market rates of similar maturity debt securities and represents a Level 2 measurement. The fair values of remaining notes payable are estimated using discounted cash flow analysis based on current interest rates being offered by instruments with similar terms and credit quality which represents a Level 2 measurement.

Junior subordinated debentures:  The fair values of junior subordinated debentures are estimated based on an evaluation of current interest rates being offered by instruments with similar terms and credit quality.  Since the market for these instruments is limited, the internal evaluation represents a Level 3 measurement.

Off-balance-sheet instruments:  The estimated fair value of letters of credit at December 31, 2013 and 2012 was insignificant.  Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2013 and 2012.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18.	FAIR VALUE OF FINANCIAL INFORMATION (CONTINUED)

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

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 19.	PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed parent company only financial statements of Nicolet Bankshares, Inc. follow:

Balance Sheets	December 31,
(in thousands)	2013	2012
Assets
Cash and due from subsidiary	$6,038	$4,866
Investments	4,398	4,524
Investments in subsidiaries	107,637	74,398
Other assets	1,029	745
Total assets	$119,102	$84,533

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$12,128	$6,186
Other liabilities	2,112	1,014
Stockholders’ equity	104,862	77,333
Total liabilities and stockholders’ equity	$119,102	$84,533

Statements of Income	Years ended December 31,
(in thousands)	2013	2012
Interest income	$79	$42
Interest expense	730	503
Net interest expense	(651)	(461)
Dividend income from subsidiaries	59	3,000
Operating expense	(743)	(437)
Gain on investments, net	804	-
Bargain purchase gain	9,535	-
Income tax benefit	161	280
Earnings before equity in undistributed earnings of subsidiaries	9,165	2,382
Equity in undistributed earnings of subsidiaries, net of dividends received	6,976	654
Net income	$16,141	$3,036

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 19.	PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

Statements of Cash Flows	Years ended December 31,
(in thousands)	2013	2012
Cash Flows From Operating Activities:
Net Income attributable to Nicolet Bankshares, Inc.	$16,141	$3,036
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accretion of discounts	132	-
Gain on investments sold, net	(804)	-
Bargain purchase gain	(9,535)	-
Change in other assets and liabilities, net	(908)	(93)
Equity in undistributed earnings of subsidiaries, net of dividends received	(6,917)	(250)
Net cash provided (used) by operating activities	(1,891)	2,693
Cash Flows from Investing Activities:
Proceeds from sale of investments	1,522	-
Capital infusion to subsidiary	(1,650)	-
Net cash from business combinations	1,519	-
Net cash provided by investing activities	1,391	-
Cash Flows From Financing Activities:
Purchase and cancellation of treasury stock	(92)	(1,332)
Proceeds from issuance of common stock, net	3,138	-
Proceeds from exercise of common stock options	306	322
Stock issuance costs, capitalized	(401)	-
Noncontrolling interest in joint venture	(59)	(202)
Cash dividends paid on preferred stock	(1,220)	(1,220)
Net cash provided (used) by financing activities	1,672	(2,432)
Net increase in cash	1,172	261
Beginning cash	4,866	4,605
Ending cash	$6,038	$4,866

NOTE 20.	SUBSEQUENT EVENT

On January 21, 2014 the Board approved a resolution authorizing a stock repurchase program whereby the Company may utilize up to $6 million to purchase up to an aggregate of 350,000 shares of its outstanding common stock from time to time in the open market or block transactions as market conditions warrant or in private transactions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Nicolet Bankshares, Inc.
Green Bay, Wisconsin

We have audited the accompanying consolidated balance sheets of Nicolet Bankshares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nicolet Bankshares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Atlanta, Georgia
March 12, 2014

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

This Annual Report on Form 10-K does not include report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our Chief Executive Officer and President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of such evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to Nicolet that is required to be included in Nicolet’s periodic filings with the SEC.  During the fourth quarter of 2013 there were no significant changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

ITEM 9B.        OTHER INFORMATION

None.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of December 31, 2013 Nicolet’s Directors were:

Robert B. Atwell, 56 years old and director since 2000.
Position(s) and business experience are: Chairman and chief executive officer of Nicolet National Bank since 2000 and chairman, president and chief executive officer of Nicolet since its formation in 2002.

Michael E. Daniels, 49 years old and director since 2000.
Position(s) and business experience are: President and chief operating officer of Nicolet National Bank since 2007, executive vice president and chief lending officer of Nicolet National Bank from 2000-2007 and secretary of Nicolet since 2002.

John N. Dykema, 50 years old and director since 2006.
Position(s) and business experience are: Owner, president and chief executive officer of Campbell Wrapper Corporation and Circle Packaging Machinery, Inc., manufacturers of custom packaging machinery.

Gary L. Fairchild, 62 years old and director since 2008.
Position(s) and business experience are: President, owner and chief executive officer of Fairchild Equipment, Inc., serving Wisconsin, Minnesota, and the Upper Peninsula of Michigan, a franchise dealer of forklift trucks, construction equipment, and various handling equipment.

Michael F. Felhofer, 56 years old and director since 2000.
Position(s) and business experience are: Owner and president of Candleworks of Door County, Inc., a candle manufacturer and retailer.

Christopher J. Ghidorzi, 36 years old and director since 2013.
Position(s) and business experience are: Director of Property Development, C.A. Ghidorzi, Inc. and Affiliates since 2007; Director of Equity Trading, Robert W. Baird & Co. from 2001-2007.

Kim A. Gowey, 60 years old and director since 2013.
Position(s) and business experience are: President and Director, Kim A. Gowey, DDS Ltd.

Andrew F. Hetzel, Jr., 57 years old and director since 2001.
Position(s) and business experience are: President and chief executive officer of NPS Corp. and Blue Ridge Tissue Corp.  These companies market and manufacture spill control products, towel and tissue products for the washroom and protective packaging materials.

Donald J. Long, Jr., 56 years old and director since 2000.
Position(s) and business experience are: Former owner and chief executive officer of Century Drill & Tool Co., Inc., an expediter of power tool accessories.

Benjamin P. Meeuwsen, 45 years old and director since 2008.
Position(s) and business experience are: President and owner of Fourinox, Inc., a custom equipment manufacturing company.

Susan L. Merkatoris, 50 years old and director since 2003.
Position(s) and business experience are: Certified Public Accountant; Owner and managing member of Larboard Enterprises, LLC, a packaging and shipping franchise doing business as The UPS Stores; Co-owner and vice president of Midwest Stihl Inc., a distributor of Stihl Power Products.

Therese B. Pandl, 60 years old and director since 2010.
Position(s) and business experience are: President and chief executive officer of the Hospital Sisters Health System’s Division in Eastern Wisconsin, which includes St. Vincent Hospital and St. Mary’s Hospital Medical Center in Green Bay and St. Nicholas Hospital in Sheboygan; President and chief executive officer of St. Mary’s Hospital Medical Center and St. Vincent Hospital in Green Bay.

Randy J. Rose, 59 years old and director since 2011.
Position(s) and business experience are: Retired president and chief executive officer of Schwabe North America.  Currently serves as a member of the Executive Strategic Committee for Dr. Willmar Schwabe GmbH and Co. KG, parent of Schwabe North America, which encompasses Nature’s Way Holding Company, Enzymatic Therapy, and Integrative Therapeutics.

Robert J. Weyers, 49 years old and director since 2000.
Position(s) and business experience are: Co-owner of Weyers Group, a private equity investment firm; Commercial Horizons, Inc., a commercial property development company; and PBJ Holdings, LLC, a real estate holding company.

Executive Officers

The Company’s executive officers as of December 31, 2013 were Robert B. Atwell, Michael E. Daniels and Ann K. Lawson.  Biographical information for Messrs. Atwell and Daniels is noted above.

Ann K. Lawson, age 53, serves as Chief Financial Officer of Nicolet National Bank and of Nicolet since February 2, 2009.  Ms. Lawson previously served as the director of corporate accounting and reporting with a large regional bank holding company headquartered in Green Bay, Wisconsin, from September 1998 to January 2009.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its senior financial officers.  A copy is available, without charge, upon telephonic or written request addressed to Ann K. Lawson, Chief Financial Officer, Nicolet Bankshares, Inc., 111 North Washington Street, Green Bay, Wisconsin 54301, telephone (920) 430-1400.

ITEM 11.         EXECUTIVE COMPENSATION

Summary Compensation Table

Nicolet has designated the individuals listed in the table below as “executive officers” in accordance with SEC reporting requirements.  The following table provides certain summary information concerning the compensation paid or accrued by Nicolet and its subsidiaries to or on behalf of Nicolet’s chief executive officer and its other most highly compensated executive officers.

Name and Principal Position	Year	Salary	Bonus1	Stock Awards2	Option Awards2	All Other Compensation3		Total

Robert B. Atwell	2013	$350,000	$210,000	$218,755	$-0-	$36,284	4	$815,039
Chairman & Chief Executive Officer	2012	$350,000	$140,000	$322,575	$314,115	$97,673	4	$1,284,363

Michael E. Daniels	2013	$295,000	$177,000	$218,755	$-0-	$36,984	5	$727,739
President and Chief Operating Officer	2012	$295,000	$118,000	$322,575	$314,115	$88,404	5	$1,188,094

Ann K. Lawson	2013	$176,538	$55,000	$-0-	$-0-	$12,556	6	$244,094
Chief Financial Officer	2012	$150,026	$30,000	$27,225	$24,350	$10,502	6	$242,103

1	All bonuses are reported in the year earned.
2	Reflects the fair value of restricted stock and of options on the date of grant.
3	Nicolet has omitted information on perquisites and other personal benefits with an individual value below $10,000.
4
Includes $15,300 and $15,000 of 401(k) company matching contributions and discretionary profit sharing, $7,984 and $7,923 of life insurance premiums, and $13,000 and $14,750 of director fees for 2013 and 2012, respectively.  2012 also includes $60,000 cash consideration paid to Mr. Atwell for signing a revised employment agreement in 2012.

5
Includes $15,300 and $15,000 of 401(k) company matching contributions and discretionary profit sharing, $6,684 and $6,654 of life insurance premiums, and $15,000 and $16,750 for director fees for 2013 and 2012, respectively.  2012 also includes $50,000 cash consideration paid to Mr. Daniels for signing a revised employment agreement in 2012.

6	Includes $12,556 and $10,502 of 401(k) company matching contributions and discretionary profit sharing for 2013 and 2012, respectively.

Employment Agreements

Robert B. Atwell. Effective April 7, 2000, Nicolet Bank entered into a rolling three-year employment agreement with Robert B. Atwell regarding Mr. Atwell’s employment.  Under the terms of the agreement, Mr. Atwell received a fixed annual base salary during the initial three-year term, plus benefits, and annual bonus compensation pursuant to any incentive compensation program as may be adopted from time to time by the Board of Directors.  Mr. Atwell’s compensation, including incentive compensation, is subject to annual review by the Board of Directors, and his 2012 and 2013 compensation is summarized in the Summary Compensation Table above.

Mr. Atwell’s agreement automatically renews for an additional day each day after April 7, 2000, so that it always has a three-year term, unless either of the parties to the agreement gives notice of his or its intent not to renew the agreement, which will cause the agreement to terminate on the third anniversary of the 30th day following the date of notice.  The agreement also provides various other benefits and change in control provisions, and subjects Mr. Atwell to non-compete restrictions.  Mr. Atwell’s employment agreement was amended and restated on April 17, 2012 to expand the geographic region subject to the non-compete restrictions.  Additionally, under Mr. Atwell’s agreement, Nicolet Bank is obligated to pay Mr. Atwell his base salary and health insurance reimbursement, as indicated, for the following terminating events:

Terminating Event	Payment Obligation of Base Salary
Mr. Atwell becomes disabled, as defined	Maximum of six (6) months

Nicolet Bank terminates Mr. Atwell’s employment without cause, as defined	Maximum of twelve (12) months

Mr. Atwell terminates his employment for cause, as defined	Maximum of twelve (12) months

Mr. Atwell terminates his employment for cause within six months after a change of control, as defined	One and one-half times base salary and bonus

Michael E. Daniels. Effective April 7, 2000, Nicolet Bank entered into a rolling three-year employment agreement with Michael E. Daniels regarding Mr. Daniels’ employment.  Under the terms of the agreement, Mr. Daniels received a fixed annual base salary during the initial three-year term, plus benefits and annual bonus compensation pursuant to any incentive compensation program as may be adopted from time to time by the Board of Directors.  Mr. Daniels’ compensation is subject to annual review by the Board of Directors, and his 2012 and 2013 compensation is summarized in the Summary Compensation Table above.

Mr. Daniels’ agreement automatically renews for an additional day each day after April 7, 2000, so that it always has a three-year term, unless any of the parties to the agreement gives notice of his or its intent not to renew the agreement, which will cause the agreement to terminate on the third anniversary of the 30th day following the date of notice.  The agreement also provides various other benefits and change in control provisions, and subjects Mr. Daniels to non-compete restrictions.  Mr. Daniels’ employment agreement was amended and restated on April 17, 2012 to expand the geographic region subject to the non-compete restrictions.  Additionally, under Mr. Daniels’ agreement, Nicolet Bank is obligated to pay Mr. Daniels his base salary and health insurance reimbursement following the termination of his agreement under the same conditions and terms as described above for Mr. Atwell’s employment agreement.

Outstanding Equity Awards at 2013 Fiscal Year End Table – December 31, 2013

	No. of securities underlying unexercised options exercisable	No. of securities underlying unexercised options unexercisable		Option exercise price	Option expiration date	No. of shares of restricted stock that have not vested		Market value of shares of restricted stock that have not vested11
	(#)	(#)		($)		(#)		($)
Name

Robert B. Atwell	79,570	-0-		$18.00	12/13/2015
	50,000	5,555	1	$18.00	12/13/2015
	12,900	51,600	2	$16.50	4/10/2022
						15,640	7	$258,686
						3,535	8	58,469
						5,300	9	87,662
Michael E. Daniels	79,570	-0-		$18.00	12/13/2015
	50,000	5,555	1	$18.00	12/13/2015
	12,900	51,600	2	$16.50	4/10/2022
						19,550	7	$258,686
						3,535	8	58,469
						5,300	9	87,662
Ann K. Lawson	12,875	4,000	3	$16.00	2/2/2019
	8,000	2,000	4	$16.80	12/15/2019
	710	355	5	$16.50	4/10/2022
	390	3,645	6	$16.50	4/10/2022
						1,485	10	$24,562

1	Represents the unvested remainder of a grant of 55,555 options made on December 13, 2005, which vest in 10 equal annual increments beginning on the date of grant.
2	Granted on April 10, 2012, and vesting in 5 equal increments over a 5-year period on the anniversaries of the initial grant.
3
Represents the unvested remainder of a grant of 20,000 options made on February 2, 2009, which vest in 5 equal increments over a 5-year period on the anniversaries of the initial grant, net of any exercises to date.

4	Represents the unvested remainder of a grant of 10,000 options made on December 15, 2009, which vest in 5 equal increments over a 5-year period on the anniversaries of the initial grant.
5
Represents the unvested remainder of a grant of 1,065 options made on April 10, 2012, of which one-third vested immediately and one-third on each of the first and second anniversaries of the initial grant.

6
Represents the unvested remainder of a grant of 3,935 options made on April 10, 2012, of which 145 vested immediately, 145 vested on April 10, 2013 and 145 will vest on April 10, 2014, and the remainder will vest in equal increments of 500 over the seven years subsequent to 2014 on the anniversaries of the initial grant.

7	Represents the unvested remainder of a grant of 19,550 restricted shares made on April 10, 2012, which vest in 5 equal increments over a 5-year period on the anniversaries of the initial grant.
8
Represents the unvested remainder of a grant of 5,303 restricted shares made on January 18, 2013, of which one-third vested immediately and one-third on each of the first and second anniversaries of the initial grant.

9
Represents the unvested remainder of a grant of 7.950 restricted shares made on October 22, 2013, of which one-third vested immediately and one-third on each of the first and second anniversaries of the initial grant.

10	Represents the unvested remainder of a grant of 1,650 restricted shares made on April 10, 2012, which vest in 10 equal increments over a 10-year period on the anniversaries of the initial grant.
11	Utilizes a $16.54 per share market value of the Company’s common stock at December 31, 2013.

Director Compensation

In 2013, directors received $500 for each board meeting and $250 for each committee meeting attended.  The audit committee chair received $400 for each audit committee meeting.  Compensation for employee/directors of Nicolet is included in the table below.

The following table shows information concerning the compensation paid to the non-employee directors of Nicolet and its subsidiaries for their services as Directors during the fiscal year ended December 31, 2013.  See “Executive Compensation-Summary Compensation Table” above for information regarding the compensation paid to Messrs. Atwell and Daniels in their capacities as directors and executive officers of Nicolet.

Name	Fees earned or paid in cash ($)*

John N. Dykema *	10,750

Gary L. Fairchild *	7,750

Michael F. Felhofer	12,750

Christopher J. Ghidorzi *	7,900

Kim A. Gowey	4,587

Andrew F. Hetzel, Jr. *	7,000

Donald J. Long, Jr.	9,000

Benjamin P. Meeuwsen *	8,500

Susan L. Merkatoris	12,800

Therese B. Pandl *	4,500

Randy J. Rose *	8,000

Robert J. Weyers *	12,750

*
Directors have the option of receiving their compensation in the form of Nicolet common stock through the Deferred Compensation Plan for Non-Employee Directors. For the eight directors noted, 100% of their 2013 cash director fees were remitted to the plan and used by the plan to purchase Nicolet common stock on behalf of the director, except for Mr. Ghidorzi, who elected to defer 50% of his director compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	855,520	$16.56	711,764
Total	855,520	$16.56	711,764

(1) Includes 62,363 shares potentially issuable upon the vesting of outstanding restricted share units.

(2) The weighted average exercise price relates only to the exercise of outstanding options included in column (a).

Ownership of Certain Beneficial Owners and Management

		Percentage of Issued and
Directors and Executive Officers	Number of Shares	Outstanding Shares1

Robert B. Atwell	216,3952	4.7%
Michael E. Daniels	211,2293	4.6
John N. Dykema Gary L. Fairchild Michael F. Felhofer	80,8444 2,6025 72,000	1.8 * 1.6
Christopher J. Ghidorzi	1,1056	*
Kim A. Gowey	30,018	*
Andrew F. Hetzel, Jr.	57,663 7	1.3
Ann K. Lawson	29,6508	*
Donald J. Long, Jr. Benjamin P. Meeuwsen	101,5289 5,69810	2.2 *
Susan L. Merkatoris	144,50011	3.1
Therese Pandl Randy J. Rose	1,33712 61,20313	* 1.3
Robert J. Weyers	104,82414	2.3
All Current Directors and Executive Officers as a Group (15 persons)	1,120,59615	24.3%

*	Represents less than one percent.
1
For purposes of this table, percentages shown treat shares subject to exercisable options held by the indicated director or executive officer as if they were issued and outstanding. Unvested shares of restricted stock are entitled to vote and are therefore included with the issued and outstanding shares reflected in this table.

2	Includes exercisable options to purchase 142,470 shares of common stock, 12,565 shares Mr. Atwell owns in his Nicolet 401(k) plan, and 24,475 shares of unvested restricted stock.
3
Includes 3,420 shares held by his minor children, 9,803 shares held in his spouse’s IRA, exercisable options to purchase 142,470 shares of common stock, 6,252 shares Mr. Daniels owns in his Nicolet 401(k) plan, and 24,475 shares of unvested restricted stock.

4	Includes 3,690 shares Mr. Dykema purchased through the Deferred Compensation Plan for Non-Employee Directors.
5	Includes 2,352 shares Mr. Fairchild purchased through the Deferred Compensation Plan for Non-Employee Directors.
6	Includes 105 shares Mr. Ghidorzi purchased through the Deferred Compensation Plan for Non-Employee Directors.
7	Includes 2,513 shares Mr. Hetzel purchased through the Deferred Compensation Plan for Non-Employee Directors.
8	Includes exercisable options to purchase 21,875 shares of common stock held by Ms. Lawson and 1,485 shares of unvested restricted stock.
9	Includes 2,009 shares Mr. Long purchased through the Deferred Compensation Plan for Non-Employee Directors.
10	Includes 2,323 shares Mr. Meeuwsen purchased through the Deferred Compensation Plan for Non-Employee Directors.
11	Includes 7,500 shares held by Ms. Merkatoris’ child.
12	Includes 1,237 shares Ms. Pandl purchased through the Deferred Compensation Plan for Non-Employee Directors.
13	Includes 603 shares Mr. Rose purchase through the Deferred Compensation Plan for Non-Employee Directors.
14	Includes 4,074 shares Mr. Weyers purchased through the Deferred Compensation Plan for Non-Employee Directors.
15	Includes outstanding common stock, exercisable options to purchase 306,815 shares of common stock and 62,363 shares of unvested restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 26, 2013, Nicolet consummated a private placement of 174,016 shares of common stock to members of its board of directors and to advisory directors who are also “accredited investors”, as that term is defined in Rule 501 of the Securities Act.  The shares were offered and sold at a price of $16.50 per share, which was the price at which Nicolet’s stock was valued in its merger with Mid-Wisconsin that closed on the same date.

Robert J. Weyers is a director of, and holds a one-third ownership interest in, PBJ Holdings, LLC, a real estate development and investment firm.  He is also a director of Nicolet and Nicolet National Bank.  In 2004, Nicolet entered into a joint venture with PBJ Holdings, LLC in connection with the development of the site of Nicolet’s headquarters facility.  Mr. Weyers abstained from discussion or deliberations regarding the transaction in his capacity as a director of Nicolet and Nicolet National Bank.  The joint venture involves a 50% investment by Nicolet on standard commercial terms reached through arms-length negotiation.  During 2013, the Bank paid approximately $1.1 million in rent expense to the joint venture.  For 2013, the joint venture’s net income was approximately $63,000, benefiting Nicolet and PBJ Holdings, LLC by approximately $31,500 each.  Management believes that the terms of the joint venture are no less favorable to Nicolet or the Bank than would have been achieved in a transaction with an unaffiliated third party.

Although Nicolet’s common stock is not listed on the Nasdaq Stock Market or any other exchange, its Board of Directors has determined that each of its directors meet the requirements for independence under Nasdaq Stock Market listing rules except for Robert B. Atwell, Michael E. Daniels, and Robert J. Weyers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed for the professional audit and other services rendered by the Company’s auditors, Porter Keadle Moore, LLC, during the years ended December 31, 2013 and 2012.

Fees	2013	2012

Audit fees a	$238,900	$112,600
Audit-related fees b	-0-	-0-
Tax fees c	-0-	-0-
All other fees d	36,800	48,000
Total fees	$275,700	$160,600

a.

Audit Fees include aggregate fees billed for professional services rendered by Porter Keadle Moore, LLC for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2013 and 2012, review of the annual report on Form 10-K, and the limited reviews of quarterly condensed consolidated financial statements included in periodic reports filed with the SEC during 2013, including out of pocket expenses.

b.	Audit-Related Fees includes all services performed for non-audit professional services.
c.	Tax Fees includes all services performed for tax compliance, tax planning, and tax advice.
d.	All Other Fees includes billings for services rendered other than those in the categories defined above, specifically merger and acquisition analysis and other advisory services.

The services provided by our independent auditors were approved by the Audit Committee in accordance with the provisions of the committee’s charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Nicolet Bankshares, Inc., as amended.
3.2	Bylaws of Nicolet Bankshares, Inc. (1)
4.1	Form of Common Stock Certificate of Nicolet Bankshares, Inc. (1)
4.2	Indenture dated July 21, 2004, between Nicolet Bankshares, Inc., as Issuer and U.S. Bank National Association, as Trustee, including the form of Junior Subordinated Debenture as Exhibit A thereto. (1)
4.3	Guarantee Agreement, dated July 21, 2004, between Nicolet Bankshares, Inc., as Guarantor, and U.S. Bank National Association, as Guarantee Trustee. (1)
4.4
Indenture, dated October 14, 2005, between Mid-Wisconsin Financial Services, Inc., as Issuer, and Wilmington Trust Company, as Trustee, including the form of Junior Subordinated Debenture as Exhibit A thereto. (1)

4.5
Guarantee Agreement, dated October 14, 2005, between Mid-Wisconsin Financial Services, Inc., as Issuer, and Wilmington Trust Company, as Trustee, including the form of Junior Subordinated Debenture as Exhibit A thereto. (1)

4.6	First Supplemental Indenture, dated April 26, 2013, between Nicolet Bankshares, Inc., Mid-Wisconsin Financial Services, Inc., and Wilmington Trust Company. (2)
10.1	[Reserved]
10.2	[Reserved]
10.3	[Reserved]
10.4†	Nicolet Bankshares, Inc. 2002 Stock Incentive Plan, as amended, and forms of award documents. (1)
10.5†	Nicolet Bankshares, Inc. 2011 Long-term Incentive Plan and forms of award documents. (1)
10.6†	Nicolet National Bank 2002 Deferred Compensation Plan, as amended. (1)
10.7†	Nicolet National Bank 2009 Deferred Compensation Plan for Non-Employee Directors. (1)
10.8†	Revised and Restated Employment Agreement dated April 17, 2012 between Nicolet National Bank and Michael E. Daniels. (1)
10.9†	Revised and Restated Employment Agreement dated April 17, 2012 between Nicolet National Bank and Robert B. Atwell. (1)
10.10	Lease, dated May 31, 2000, between Washington Square Green Bay, LLC and Green Bay Financial Corporation D/B/A/ Nicolet National Bank, as amended. (1)
10.11	Small Business Lending Fund Securities Purchase Agreement, dated September 1, 2011, between Nicolet Bankshares, Inc. and the Security of the United States Treasury. (1)
21.1	Subsidiaries of Nicolet Bankshares, Inc. (1)
23.1	Consent of Porter Keadle Moore, LLC.
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text.

*  Indicates information that is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†  Denotes a management compensatory agreement.

(1)   Incorporated by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4 (Regis. No. 333-186401).

(2)   Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2013 (File No. 333-90052).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICOLET BANKSHARES, INC.
By:	/s/ Robert B. Atwell
Robert B. Atwell, Chairman and Chief Executive Officer

March 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 12, 2014

/s/ Robert B. Atwell	/s/ Benjamin P. Meeuwsen
Robert B. Atwell	Benjamin P. Meeuwsen
Chairman and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ Ann K. Lawson	/s/ Susan L. Merkatoris
Ann K. Lawson	Susan L. Merkatoris
Chief Financial Officer	Director
(Principal Financial and Accounting Officer)

/s/ Michael E. Daniels	/s/ Therese B. Pandl
Michael E. Daniels	Therese B. Pandl
President and Chief Operating Officer, Director	Director

/s/ John N. Dykema	/s/ Randy J. Rose
John N. Dykema	Randy J. Rose
Director	Director

/s/ Gary L. Fairchild	/s/ Robert J. Weyers
Gary L. Fairchild	Robert J. Weyers
Director	Director

/s/ Michael F. Felhofer
Michael F. Felhofer
Director

/s/ Christopher J. Ghidorzi
Christopher J. Ghidorzi
Director

/s/ Kim A. Gowey
Kim A. Gowey
Director

/s/ Andrew W. Hetzel, Jr.
Andrew W. Hetzel, Jr.
Director

/s/ Donald J. Long, Jr.
Donald J. Long, Jr.
Director

