Form 10-Q
period 2014-03-31
NICOLET BANKSHARES INC
filed 2014-05-09
CIK 1174850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________

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

As of April 30, 2014 there were 4,238,911 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION		PAGE

	Item 1.	Financial Statements:

		Consolidated Balance Sheets
		March 31, 2014 (unaudited) and December 31, 2013	3

		Consolidated Statements of Income
		Three Months Ended March 31, 2014 and 2013 (unaudited)	4

		Consolidated Statements of Comprehensive Income
		Three Months Ended March 31, 2014 and 2013 (unaudited)	5

		Consolidated Statement of Changes in Stockholders’ Equity
		Three Months Ended March 31, 2014 (unaudited)	6

		Consolidated Statements of Cash Flows
		Three Months Ended March 31, 2014 and 2013 (unaudited)	7

		Notes to Unaudited Consolidated Financial Statements	8-27

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-47

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

	Item 4.	Controls and Procedures	48

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	48

	Item 1A.	Risk Factors	48

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

	Item 3.	Defaults Upon Senior Securities	48

	Item 4.	Mine Safety Disclosures	48

	Item 5.	Other Information	48

	Item 6.	Exhibits	49

		Signatures	49-53

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
Assets
Cash and due from banks	$24,343	$26,556
Interest-earning deposits	129,355	119,364
Federal funds sold	2,285	1,058
Cash and cash equivalents	155,983	146,978
Certificates of deposit in other banks	1,960	1,960
Securities available for sale (“AFS”)	133,387	127,515
Other investments	8,015	7,982
Loans held for sale	3,996	1,486
Loans	850,092	847,358
Allowance for loan losses	(9,344)	(9,232)
Loans, net	840,748	838,126
Premises and equipment, net	29,776	29,845
Bank owned life insurance	24,010	23,796
Accrued interest receivable and other assets	19,834	21,115
Total assets	$1,217,709	$1,198,803
Liabilities and Stockholders’ Equity
Liabilities:
Demand	$171,140	$171,321
Money market and NOW accounts	500,267	492,499
Savings	105,787	97,601
Time	265,050	273,413
Total deposits	1,042,244	1,034,834
Short-term borrowings	11,438	7,116
Notes payable	32,360	32,422
Junior subordinated debentures	12,178	12,128
Accrued interest payable and other liabilities	12,211	7,424
Total liabilities	1,110,431	1,093,924

Stockholders’ Equity:
Preferred equity	24,400	24,400
Common stock	42	42
Additional paid-in capital	49,674	49,616
Retained earnings	32,291	30,138
Accumulated other comprehensive income (“AOCI”)	823	666
Total Nicolet Bankshares, Inc. stockholders’ equity	107,230	104,862
Noncontrolling interest	48	17
Total stockholders’ equity and noncontrolling interest	107,278	104,879
Total liabilities, noncontrolling interest and stockholders’ equity	$1,217,709	$1,198,803
Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued	24,400	24,400
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	4,240,484	4,241,044
Common shares issued	4,299,311	4,303,407

See accompanying notes to unaudited consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest income:
Loans, including loan fees	$11,007	$6,781
Investment securities:
Taxable	418	127
Non-taxable	173	173
Other interest income	135	80
Total interest income	11,733	7,161
Interest expense:
Money market and NOW accounts	593	514
Savings and time deposits	688	487
Short-term borrowings	3	1
Junior subordinated debentures	217	124
Notes payable	252	283
Total interest expense	1,753	1,409
Net interest income	9,980	5,752
Provision for loan losses	675	975
Net interest income after provision for loan losses	9,305	4,777
Noninterest income:
Service charges on deposit accounts	494	284
Trust services fee income	1,105	802
Mortgage income	215	872
Brokerage fee income	160	102
Gain on sale of assets, net	750	4
Bank owned life insurance	214	169
Rent income	300	250
Investment advisory fees	110	86
Other	412	187
Total noninterest income	3,760	2,756
Noninterest expense:
Salaries and employee benefits	5,295	3,559
Occupancy, equipment and office	1,898	1,104
Business development and marketing	535	425
Data processing	754	423
FDIC assessments	184	110
Core deposit intangible amortization	335	148
Other	587	571
Total noninterest expense	9,588	6,340

Income before income tax expense	3,477	1,193
Income tax expense	1,232	419
Net income	2,245	774
Less: net income attributable to noncontrolling interest	31	19
Net income attributable to Nicolet Bankshares, Inc.	2,214	755
Less: preferred stock dividends and discount accretion	61	305
Net income available to common shareholders	$2,153	$450

Basic earnings per common share	$0.51	$0.13
Diluted earnings per common share	$0.50	$0.13
Weighted average common shares outstanding:
Basic	4,242,887	3,432,387
Diluted	4,283,888	3,445,664

See accompanying notes to unaudited consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$2,245	$774
Other comprehensive income, net of tax:
Securities available for sale:
Net unrealized holding gains arising during the period	599	515
Less: reclassification adjustment for net gains realized in net income	(341)	-
Net unrealized gains on securities before tax expense	258	515
Income tax expense	(101)	(201)
Total other comprehensive income	157	314
Comprehensive income	$2,402	$1,088

See accompanying notes to unaudited consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2013	$24,400	$42	$49,616	$30,138	$666	$17	$104,879
Net income	-	-	-	2,214	-	31	2,245
Other comprehensive income	-	-	-	-	157	-	157
Stock compensation expense	-	-	154	-	-	-	154
Exercise of stock options	-	-	298	-	-	-	298
Issuance of common stock	-	-	16	-	-	-	16
Purchase and retirement of common stock	-	-	(410)	-	-	-	(410)
Preferred stock dividends	-	-	-	(61)	-	-	(61)
Balance, March 31, 2014	$24,400	$42	$49,674	$32,291	$823	$48	$107,278

See accompanying notes to unaudited consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)
	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net income	$2,245	$774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	829	636
Provision for loan losses	675	975
Provision for deferred taxes	348	-
Increase in cash surrender value of life insurance	(214)	(169)
Stock compensation expense	154	198
Gain on sale of assets, net	(750)	(4)
Gain on sale of loans held for sale, net	(215)	(872)
Proceeds from sale of loans held for sale	10,842	48,338
Origination of loans held for sale	(13,137)	(42,751)
Net change in:
Accrued interest receivable and other assets	(159)	(419)
Accrued interest payable and other liabilities	(1,478)	(569)
Net cash provided (used) by operating activities	(860)	6,137
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(3,517)	7,972
Purchases of securities AFS	(6,481)	(5,992)
Proceeds from sales of securities AFS	4,021	-
Proceeds from calls and maturities of securities AFS	2,983	1,961
Purchase of other investments	(33)	(8)
Purchase of premises and equipment	(513)	(476)
Proceeds from sales of other real estate and other assets	1,762	109
Net cash provided (used) by investing activities	(1,778)	3,566
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	7,540	(52,895)
Net change in short-term borrowings	4,322	(906)
Repayments of notes payable	(62)	(10,059)
Purchase and retirement of common stock	(410)	(19)
Proceeds from issuance of common stock, net	16	-
Proceeds from exercise of common stock options	298	62
Cash dividends paid on preferred stock	(61)	(305)
Net cash provided (used) by financing activities	11,643	(64,122)
Net increase (decrease) in cash and cash equivalents	9,005	(54,419)
Cash and cash equivalents:
Beginning	$146,978	$82,003
Ending	$155,983	$27,584
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,930	$1,374
Cash paid for taxes	125	770
Transfer of loans to other real estate owned	601	1,950

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted or abbreviated.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Critical Accounting Policies and Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, useful lives for depreciation and amortization, fair value of financial instruments, deferred tax assets, uncertain income tax positions and contingencies.  Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses, the assessment of deferred tax assets and liabilities, and the valuation of loans acquired in the 2013 acquisitions; therefore, these are critical accounting policies.  Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes in applicable banking regulations, and changes to deferred tax estimates within the first twelve months after acquisition as allowed by purchase accounting guidelines. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Developments

Accounting Standards Update (“ASU”) 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU was issued to clarify the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is applicable to all entities that have an unrecognized tax benefit due to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted this as required in the first quarter of 2014 with no material impact on the Company’s financial position, results of operations, or disclosures.

Note 2 – Acquisitions

Bank of Wausau: On August 9, 2013, Nicolet National Bank entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”), purchasing selected Bank of Wausau assets and assuming all of its deposits, in a transaction that was effective immediately.  The financial position and results of operations of Bank of Wausau prior to its acquisition date were not included in the accompanying consolidated financial statements. The FDIC-assisted transaction carried no loss-share provisions.  With the addition of Bank of Wausau’s one branch, Nicolet National Bank now operates two branches in Wausau, WI.  As of the acquisition date, the transaction added approximately $47 million in assets at fair value, including mostly cash as well as $9.4 million of investments and $12.5 million in loans, of which $1.4 million were classified as purchased credit impaired (“PCI”) loans.  Of the $42 million of deposits assumed, $18 million were immediately repriced rate-sensitive certificates of deposit which were subsequently redeemed in full by September 30, 2013. Given the nature and rates of the remaining deposits assumed, no core deposit intangible was recorded. The third quarter of 2013 included approximately $0.2 million pre-tax acquisition costs and a $2.4 million pre-tax bargain purchase gain.

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

As of the acquisition date, the transaction added approximately $436 million in assets at fair value, including cash and investments of $133 million, $272 million in loans, of which $15 million were classified as PCI loans, and $31 million of other assets.  Deposits of $346 million and junior subordinated debentures, borrowings and other liabilities of $70 million were acquired in the merger. The excess of assets over liabilities acquired of $20 million less the purchase price of $10 million resulted in a bargain purchase gain (“BPG”) of $10 million.

Proforma results for 2014 periods are not necessary as the 2014 actual results fully include both 2013 acquisitions.  The following unaudited pro forma information presents the results of operations for three months ended March 31, 2013, including BPG, as if the acquisitions had occurred January 1, 2013, the beginning of the annual period prior to the acquisitions. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisitions occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

Three Months Ended March 31, 2013
(in thousands)
Total revenues, net of interest expense	$24,309
Net income	10,496

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

	Three Months Ended March 31,
	2014	2013
(In thousands except per share data)
Net income, net of noncontrolling interest	$2,214	$755
Less: preferred stock dividends	61	305
Net income available to common shareholders	$2,153	$450
Weighted average common shares outstanding	4,243	3,432
Effect of dilutive stock instruments	41	14
Diluted weighted average common shares outstanding	4,284	3,446
Basic earnings per common share*	$0.51	$0.13
Diluted earnings per common share*	$0.50	$0.13

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

Options to purchase approximately 0.5 million shares were outstanding at the three months ending March 31, 2014 and 2013, but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

Note 4 – Stock-based Compensation

Activity of the Company’s Stock Incentive Plans is summarized in the following tables:
Stock Options	Weighted- Average Fair Value of Options Granted	Option Shares Outstanding	Weighted-Average Exercise Price	Exercisable Shares
Balance – December 31, 2012		825,532	$17.70	548,623
Granted	-	-	-
Exercise of stock options		(23,625)	12.96
Forfeited		(8,750)	15.78
Balance – December 31, 2013		793,157	17.86	600,846
Granted	-	-	-
Exercise of stock options		(18,215)	16.35
Forfeited		(4,250)	16.59
Balance – March 31, 2014		770,692	$17.90	582,381

Options outstanding at March 31, 2014 are exercisable at option prices ranging from $12.50 to $26.00.  There are 328,618 options outstanding in the range from $12.50 - $17.00, 396,074 options outstanding in the range from $17.01 - $22.00, and 46,000 options outstanding in the range from $22.01 - $26.00.  The exercisable options have a weighted average remaining contractual life of approximately 3 years as of March 31, 2014.

Note 4 – Stock-based Compensation, continued

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options.  The total intrinsic value of options exercised in the first three months of 2014, and full year of 2013 was approximately $19,000, and $80,000, respectively. The weighted average exercise price of stock options exercisable at March 31, 2014 was $18.31.

Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Shares Outstanding
Balance – December 31, 2012	$16.50	54,475
Granted	16.51	26,506
Vested*	16.50	(18,258)
Forfeited	16.50	(360)
Balance – December 31, 2013	16.50	62,363
Granted	-	-
Vested *	16.50	(3,536)
Forfeited	-	-
Balance – March 31, 2014	$16.50	58,827

*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly 1,196 shares were surrendered during the three months ended March 31, 2014 and 5,606 shares were surrendered during 2013.

The Company recognized approximately $154,000 and $198,000 of stock-based employee compensation expense during the three months ended March 31, 2014 and 2013, respectively, associated with its stock equity awards.  As of March 31, 2014, there was approximately $1.4 million of unrecognized compensation cost related to equity award grants.  The cost is expected to be recognized over the weighted average remaining vesting period of approximately four years.

Note 5- Securities Available for Sale

Amortized costs and fair values of securities available for sale are summarized as follows:

	March 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$2,047	$3	$4	$2,046
State, county and municipals	62,737	1,030	415	63,352
Mortgage-backed securities	66,318	585	1,060	65,843
Corporate debt securities	220	-	-	220
Equity securities	715	1,211	-	1,926
	$132,037	$2,829	$1,479	$133,387

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. government sponsored enterprises	$2,062	$3	$8	$2,057
State, county and municipals	54,594	1,058	613	55,039
Mortgage-backed securities	68,642	585	1,348	67,879
Corporate debt securities	220	-	-	220
Equity securities	905	1,415	-	2,320
	$126,423	$3,061	$1,969	$127,515

Note 5- Securities Available for Sale, continued

The following table represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013.

	March 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprises	$516	$4	$-	$-	$516	$4
State, county and municipals	22,294	415	-	-	22,294	415
Mortgage-backed securities	34,860	991	2,845	69	37,705	1,060
	$57,670	$1,410	$2,845	$69	$60,515	$1,479

	December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprises	$511	$8	$-	$-	$511	$8
State, county and municipals	17,697	613	-	-	17,697	613
Mortgage-backed securities	36,687	1,240	2,920	108	39,607	1,348
	$54,895	$1,861	$2,920	$108	$57,815	$1,969

As of March 31, 2014 the Company does not consider securities with unrealized losses to be other-than-temporarily impaired.  The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities to maturity.  There were no other-than-temporary impairments charged to earnings during the three-month period ending March 31, 2014 or 2013.

The amortized cost and fair values of securities available for sale at March 31, 2014 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Fair values of securities are estimated based on financial models or prices paid for the same or similar securities.  It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	March 31, 2014
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$5,904	$5,954
Due in one year through five years	45,685	46,404
Due after five years through ten years	12,330	12,179
Due after ten years	1,085	1,081
	65,004	65,618
Mortgage-backed securities	66,318	65,843
Equity securities	715	1,926
Securities available for sale	$132,037	$133,387

Proceeds from sales of securities available for sale during the first three months of 2014 and 2013 were approximately $4.0 million and zero, respectively.  Net gains of approximately $341,000 were realized on sales of securities during the first three months of 2014.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality

The loan composition as of March 31, 2014 and December 31, 2013 is summarized as follows.

	Total
	3/31/2014		12/31/2013
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$255,652	30.1%	$253,674	29.9%
Owner-occupied commercial real estate (“CRE”)	183,056	21.5	187,476	22.1
Agricultural production	15,422	1.8	14,256	1.7
Agricultural real estate	42,392	5.0	37,057	4.4
CRE investment	90,281	10.6	90,295	10.7
Construction & land development	42,817	5.0	42,881	5.1
Residential construction	12,376	1.5	12,535	1.5
Residential first mortgage	155,051	18.2	154,403	18.2
Residential junior mortgage	48,174	5.7	49,363	5.8
Retail & other	4,871	0.6	5,418	0.6
Loans	850,092	100.0%	847,358	100.0%
Less allowance for loan losses	9,344		9,232
Loans, net	$840,748		$838,126
Allowance for loan losses to loans	1.10%		1.09%

	Originated
	3/31/2014		12/31/2013
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$230,980	36.6%	$227,572	36.5%
Owner-occupied CRE	123,002	19.5	127,759	20.5
Agricultural production	4,515	0.7	3,230	0.5
Agricultural real estate	17,515	2.8	13,596	2.2
CRE investment	61,479	9.8	60,390	9.7
Construction & land development	31,028	4.9	30,277	4.9
Residential construction	12,210	2.0	12,475	2.0
Residential first mortgage	107,513	17.0	104,180	16.7
Residential junior mortgage	38,451	6.1	39,207	6.3
Retail & other	3,997	0.6	4,192	0.7
Loans	$630,690	100.0%	$622,878	100.0%

	Acquired
	3/31/2014		12/31/2013
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$24,672	11.2%	$26,102	11.6%
Owner-occupied CRE	60,054	27.4	59,717	26.6
Agricultural production	10,907	5.0	11,026	4.9
Agricultural real estate	24,877	11.3	23,461	10.5
CRE investment	28,802	13.1	29,905	13.3
Construction & land development	11,789	5.4	12,604	5.6
Residential construction	166	0.1	60	0.1
Residential first mortgage	47,538	21.7	50,223	22.4
Residential junior mortgage	9,723	4.4	10,156	4.5
Retail & other	874	0.4	1,226	0.5
Loans	$219,402	100.0%	$224,480	100.0%

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

The allocation methodology used by the Company includes specific allocations for impaired loans evaluated individually for impairment based on collateral values and for the remaining loan portfolio collectively evaluated for impairment primarily based on historical loss rates and other qualitative factors.  Loan charge-offs and recoveries are based on actual amounts charged-off or recovered by loan category.  Management allocates the ALLL by pools of risk within each loan portfolio.  Due to the short period of time since the acquisitions and management’s assessment, no ALLL has been recorded on acquired loans at March 31, 2014.

The following table presents the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment for the periods indicated:

	Total – March 31, 2014
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,798	$766	$18	$59	$505	$4,970	$229	$544	$321	$22	$9,232
Provision	1,847	271	25	200	165	(2,408)	61	295	116	103	675
Charge-offs	(510)	-	-	-	-	(12)	-	(29)	(9)	(14)	(574)
Recoveries	1	2	-	-	4	-	-	1	-	3	11
Net charge-offs	(509)	2	-	-	4	(12)	-	(28)	(9)	(11)	(563)
Ending balance	$3,136	$1,039	$43	$259	$674	$2,550	$290	$811	$428	$114	$9,344
As percent of ALLL	33.6%	11.1%	0.5%	2.8%	7.2%	27.2%	3.1%	8.7%	4.6%	1.2%	100%

ALLL:
Individually evaluated	$214	$-	$-	$-	$-	$460	$-	$-	$-	$-	$674
Collectively evaluated	2,922	1,039	43	259	674	2,090	290	811	428	114	8,670
Ending balance	$3,136	$1,039	$43	$259	$674	$2,550	$290	$811	$428	$114	$9,344

Loans:
Individually evaluated	$299	$1,036	$32	$459	$3,729	$4,856	$-	$1,422	$167	$-	$12,000
Collectively evaluated	255,353	182,020	15,390	41,933	86,552	37,961	12,376	153,629	48,007	4,871	838,092
Total loans	$255,652	$183,056	$15,422	$42,392	$90,281	$42,817	$12,376	$155,051	$48,174	$4,871	$850,092

Less ALLL	$3,136	$1,039	$43	$259	$674	$2,550	$290	$811	$428	$114	$9,344
Net loans	$252,516	$182,017	$15,379	$42,133	$89,607	$40,267	$12,086	$154,240	$47,746	$4,757	$840,748

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Originated – 3/31/2014
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,798	$766	$18	$59	$505	$4,970	$229	$544	$321	$22	$9,232
Provision	1,847	272	25	200	165	(2,420)	61	266	107	103	626
Charge-offs	(510)	-	-	-	-	-	-	-	-	(14)	(524)
Recoveries	1	1	-	-	4	-	-	1	-	3	10
Net charge-offs	(509)	1	-	-	4	-	-	1	-	(11)	(514)
Ending balance	$3,136	$1,039	$43	$259	$674	$2,550	$290	$811	$428	$114	$9,344
As percent of ALLL	33.6%	11.1%	0.5%	2.8%	7.2%	27.2%	3.1%	8.7%	4.6%	1.2%	100%

ALLL:
Individually evaluated	$214	$-	$-	$-	$-	$460	$-	$-	$-	$-	$674
Collectively evaluated	2,922	1,039	43	259	674	2,090	290	811	428	114	8,670
Ending balance	$3,136	$1,039	$43	$259	$674	$2,550	$290	$811	$428	$114	$9,344

Loans:
Individually evaluated	$298	$-	$-	$-	$-	$3,925	$-	$-	$-	$-	$4,223
Collectively evaluated	230,682	123,002	4,515	17,515	61,479	27,103	12,210	107,513	38,451	3,997	626,467
Total loans	$230,980	$123,002	$4,515	$17,515	$61,479	$31,028	$12,210	$107,513	$38,451	$3,997	$630,690

Less ALLL	$3,136	$1,039	$43	$259	$674	$2,550	$290	$811	$428	$114	$9,344
Net loans	$227,844	$121,963	$4,472	$17,256	$60,805	$28,478	$11,920	$106,702	$38,023	$3,883	$621,346

	Acquired – 3/31/2014
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Provision	-	(1)	-	-	-	12	-	29	9	-	49
Charge-offs	-	-	-	-	-	(12)	-	(29)	(9)	-	(50)
Recoveries	-	1	-	-	-	-	-	-	-	-	1
Loans:
Individually evaluated	$1	$1,036	$32	$459	$3,729	$931	$-	$1,422	$167	$-	$7,777
Collectively evaluated	24,671	59,018	10,875	24,418	25,073	10,858	166	46,116	9,556	874	211,625
Total loans	$24,672	$60,054	$10,907	$24,877	$28,802	$11,789	$166	$47,538	$9,723	$874	$219,402

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents the balance and activity in the ALLL by portfolio segment for the three months ended March 31, 2013.

	March 31, 2013
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,969	$1,069	$-	$-	$337	$2,580	$137	$685	$312	$31	$7,120
Provision	7	230	-	-	(144)	894	(11)	30	(12)	(19)	975
Charge-offs	(475)	(56)	-	-	-	(36)	-	-	-	-	(567)
Recoveries	5	1	-	-	-	-	-	5	1	-	12
Net charge-offs	(470)	(55)	-	-	-	(36)	-	5	1	-	(555)
Ending balance	$1,506	$1,244	$-	$-	$193	$3,438	$126	$720	$301	$12	$7,540
As percent of ALLL	20.0%	16.5%	0.0%	0.0%	2.6%	45.6%	1.7%	9.5%	4.0%	0.1%	100%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	1,506	1,244	-	-	193	3,438	126	720	301	12	7,540
Ending balance	$1,506	$1,244	$-	$-	$193	$3,438	$126	$720	$301	$12	$7,540

Loans:
Individually evaluated	$93	$1,857	$-	$-	$-	$-	$-	$628	$-	$149	$2,727
Collectively evaluated	193,196	105,666	219	9,866	73,410	22,285	7,445	85,574	39,026	2,710	539,397
Total loans	$193,289	$107,523	$219	$9,866	$73,410	$22,285	$7,445	$86,202	$39,026	$2,859	$542,124

Less ALLL	$1,506	$1,244	$-	$-	$193	$3,438	$126	$720	$301	$12	$7,540
Net loans	$191,783	$106,279	$219	$9,866	$73,217	$18,847	$7,319	$85,482	$38,725	$2,847	$534,584

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

The following table presents nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired as of March 31, 2014 and December 31, 2013.

		Total Portfolio
(in thousands)	3/31/2014	% to Total	12/31/2013	% to Total
Commercial & industrial	$485	5.3%	$68	0.7%
Owner-occupied CRE	1,012	11.1	1,087	10.6
Agricultural production	34	0.4	11	0.1
Agricultural real estate	462	5.1	448	4.3
CRE investment	3,422	37.7	4,631	45.1
Construction & land development	931	10.3	1,265	12.3
Residential construction	-	-	-	-
Residential first mortgage	2,364	26.0	2,365	23.0
Residential junior mortgage	243	2.7	262	2.6
Retail & other	124	1.4	129	1.3
Nonaccrual loans	$9,077	100.0%	$10,266	100.0%

		Originated
(in thousands)	3/31/2014	% to Total	12/31/2013	% to Total
Commercial & industrial	$461	33.1%	$67	8.9%
Owner-occupied CRE	-	-	-	-
Agricultural production	-	-	-	-
Agricultural real estate	-	-	-	-
CRE investment	-	-	40	5.3
Construction & land development	-	-	-	-
Residential construction	-	-	-	-
Residential first mortgage	734	52.8	442	58.9
Residential junior mortgage	72	5.2	73	9.7
Retail & other	124	8.9	129	17.2
Nonaccrual loans	$1,391	100.0%	$751	100.0%

		Acquired
(in thousands)	3/31/2014	% to Total	12/31/2013	% to Total
Commercial & industrial	$24	0.3%	$1	0.1%
Owner-occupied CRE	1,012	13.2	1,087	11.4
Agricultural production	34	0.4	11	0.1
Agricultural real estate	462	6.0	448	4.7
CRE investment	3,422	44.6	4,591	48.2
Construction & land development	931	12.1	1,265	13.3
Residential construction	-	-	-	-
Residential first mortgage	1,630	21.2	1,923	20.2
Residential junior mortgage	171	2.2	189	2.0
Retail & other	-	-	-	-
Nonaccrual loans	$7,686	100.0%	$9,515	100.0%

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present total past due loans by portfolio segment as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$422	$485	$254,745	$255,652
Owner-occupied CRE	1,459	1,012	180,585	183,056
Agricultural production	10	34	15,378	15,422
Agricultural real estate	-	462	41,930	42,392
CRE investment	478	3,422	86,381	90,281
Construction & land development	-	931	41,886	42,817
Residential construction	-	-	12,376	12,376
Residential first mortgage	720	2,364	151,967	155,051
Residential junior mortgage	-	243	47,931	48,174
Retail & other	3	124	4,744	4,871
Total loans	$3,092	$9,077	$837,923	$850,092
As a percent of total loans	0.3%	1.1%	98.6%	100.0%

	December 31, 2013
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$-	$68	$253,606	$253,674
Owner-occupied CRE	1,247	1,087	185,142	187,476
Agricultural production	-	11	14,245	14,256
Agricultural real estate	-	448	36,609	37,057
CRE investment	491	4,631	85,173	90,295
Construction & land development	-	1,265	41,616	42,881
Residential construction	-	-	12,535	12,535
Residential first mortgage	387	2,365	151,651	154,403
Residential junior mortgage	12	262	49,089	49,363
Retail & other	12	129	5,277	5,418
Total loans	$2,149	$10,266	$834,943	$847,358
As a percent of total loans	0.3%	1.2%	98.5%	100.0%

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

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

9  Loss:  Assets in this category are considered uncollectible.  Pursuing any recovery or salvage value is impractical but does not preclude partial recovery in the future.

The following tables present total loans by loan grade as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$242,326	$7,475	$556	$5,295	$-	$-	$255,652
Owner-occupied CRE	170,768	5,874	2,109	4,305	-	-	183,056
AG production	14,783	258	-	381	-	-	15,422
AG real estate	30,889	10,652	61	790	-	-	42,392
CRE investment	84,465	1,423	-	4,393	-	-	90,281
Construction & land development	31,487	2,107	115	9,108	-	-	42,817
Residential construction	11,872	-	-	504	-	-	12,376
Residential first mortgage	151,026	1,346	-	2,679	-	-	155,051
Residential junior mortgage	47,888	43	-	243	-	-	48,174
Retail & other	4,734	13	-	124	-	-	4,871
Total loans	$790,238	$29,191	$2,841	$27,822	$-	$-	$850,092
Percent of total	93.0%	3.4%	0.3%	3.3%	-	-	100%

	December 31, 2013
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$240,626	$7,134	$722	$5,192	$-	$-	$253,674
Owner-occupied CRE	174,070	6,605	2,644	4,157	-	-	187,476
AG production	13,631	267	-	358	-	-	14,256
AG real estate	26,058	10,159	62	778	-	-	37,057
CRE investment	83,475	1,202	15	5,603	-	-	90,295
Construction & land development	31,051	2,229	119	9,482	-	-	42,881
Residential construction	12,187	-	-	348	-	-	12,535
Residential first mortgage	150,343	1,365	-	2,695	-	-	154,403
Residential junior mortgage	48,886	215	-	262	-	-	49,363
Retail & other	5,274	15	-	129	-	-	5,418
Total loans	$785,601	$29,191	$3,562	$29,004	$-	$-	$847,358
Percent of total	92.8%	3.4%	0.4%	3.4%	-	-	100%

Management considers a loan to be impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. For determining the adequacy of the ALLL, management defines impaired loans as nonaccrual credit relationships over $250,000, plus additional loans with impairment risk characteristics.  Management instituted the nonaccrual scope criteria in the second quarter of 2013, particularly in response to the higher volume of smaller nonaccrual loans acquired in the 2013 mergers.  At the time an individual loan goes into nonaccrual status, however, management evaluates the loan for impairment and possible charge-off regardless of loan size.

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

The following tables present impaired loans as of the dates indicated.  PCI loans acquired in the 2013 mergers were initially recorded at a fair value of $16.7 million on their respective acquisition dates, net of an initial $12.2 million nonaccretable mark and a zero accretable mark.  Included in the March 31, 2014 impaired loans is one troubled debt restructuring totaling $3.9 million described below under “Troubled Debt Restructurings.”

	Total Impaired Loans – March 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance*	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$299	$310	$214	$150	$1
Owner-occupied CRE	1,036	2,752	-	1,061	34
AG production	32	101	-	21	3
AG real estate	459	561	-	451	11
CRE investment	3,729	7,475	-	4,118	92
Construction & land development	4,856	5,697	460	7,118	62
Residential construction	-	-	-	-	-
Residential first mortgage	1,422	2,934	-	1,565	44
Residential junior mortgage	167	619	-	170	7
Retail & Other	-	31	-	-	1
Total	$12,000	$20,480	$674	$14,654	$255

*One commercial and industrial loan with a balance of $298,000 had a specific reserve of $214,000.  One construction and land development loan with a balance of $3.9 million had a specific reserve of $460,000. No other loans had a related allowance at March 31, 2014 and therefore the above disclosure was not expanded to include loans with and without a related allowance.  These individual loans are identified in a subsequent table.

As a further breakdown, impaired loans as of March 31, 2014 are summarized by originated and acquired as follows:

Originated – 3/31/2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance*	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$298	$298	$214	$149	$-
Owner-occupied CRE	-	-	-	-	-
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development	3,925	3,925	460	6,071	10
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$4,223	$4,223	$674	$6,220	$10

*One commercial and industrial loan with a balance of $298,000 had a specific reserve of $214,000.  One construction and land development loan with a balance of $3.9 million had a specific reserve of $460,000. No other loans had a related allowance at March 31, 2014 and therefore the above disclosure was not expanded to include loans with and without a related allowance.  These individual loans are identified in a subsequent table.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Acquired – 3/31/2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$1	$12	$-	$1	$1
Owner-occupied CRE	1,036	2,752	-	523	34
AG production	32	101	-	559	3
AG real estate	459	561	-	451	11
CRE investment	3,729	7,475	-	4,118	92
Construction & land development	931	1,772	-	1,047	52
Residential construction	-	-	-	-	-
Residential first mortgage	1,422	2,934	-	1,565	44
Residential junior mortgage	167	619	-	170	7
Retail & Other	-	31	-	-	1
Total	$7,777	$16,257	$-	$8,434	$245

	Total Impaired Loans – December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance*	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$1	$140	$-	$1	$3
Owner-occupied CRE	1,086	4,151	-	1,268	169
AG production	9	76	-	11	5
AG real estate	443	558	-	443	9
CRE investment	4,507	9,056	-	4,592	451
Construction & land development	9,379	10,580	3,204	9,406	178
Residential construction	-	-	-	-	-
Residential first mortgage	1,708	4,177	-	1,827	215
Residential junior mortgage	172	703	-	198	26
Retail & Other	-	36	-	-	3
Total	$17,305	$29,477	$3,204	$17,746	$1,059

*One loan with a balance of $3.9 million and a reserve of $3.2 million is included within the construction and land development category. No other loans had a related allowance at December 31, 2013 therefore the disclosure was not expanded to include loans with and without a related allowance.

As a further breakdown, impaired loans as of December 31, 2013 are summarized by originated and acquired as follows:

Originated – 12/31/2013
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

*One loan with a balance of $3.9 million and a reserve of $3.2 million is included within the construction and land development category. No other loans had a related allowance at December 31, 2013 therefore the disclosure was not expanded to include loans with and without a related allowance.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Acquired – 12/31/2013
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

Troubled Debt Restructurings

At March 31, 2014, there were five loans classified as troubled debt restructurings totaling $4.3 million.   One loan had a premodification balance of $3.9 million and at March 31, 2014, had a balance of $3.9 million, was in compliance with its modified terms, was not past due, and was included in impaired loans with a specific reserve allocation of approximately $460,000. This loan is performing but is disclosed as impaired as a result of its classification as a troubled debt restructuring. The remaining four loans had a combined premodification balance of $438,000 and a combined outstanding balance of $417,000. Two of these TDRs were modified during the three months ended March 31, 2014.  There were no other loans which were modified and classified as troubled debt restructurings at March 31, 2014.  There were no loans which were classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the three months ended March 31, 2014.  Loans which were considered troubled debt restructurings by Mid-Wisconsin prior to the acquisition are not required to be classified as troubled debt restructurings in the Company’s financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

Note 7- Other Real Estate Owned (“OREO”)

A summary of OREO, net of valuation allowances, for the periods indicated is as follows:

	Three Months ended March 31,
(in thousands)	2014	2013
Balance at beginning of period	$1,987	$193
Transfer of loans at net realizable value to OREO	601	1,950
Sale proceeds	(1,762)	(109)
Net gain from sale of OREO	409	4
Balance at end of period	$1,235	$2,038

Note 8- Notes Payable

The Company had the following long term notes payable:

(in thousands)	March 31, 2014	December 31, 2013
Joint venture note	$9,860	$9,922
Federal Home Loan Bank (“FHLB”) advances	22,500	22,500
Notes payable	$32,360	$32,422

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

At March 31, 2014 and December 31, 2013, the Company’s fixed-rate FHLB advances totaled $22.5 million, require interest-only monthly payments, and have maturities through February 2018.  The weighted average rate of FHLB advances was 1.85% at March 31, 2014 and December 31, 2013. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which totaled approximately $88.9 million and $85.9 million at March 31, 2014 and December 31, 2013, respectively.

The following table shows the maturity schedule of the notes payable as of March 31, 2014:

Maturing in:	(in thousands)
2014	11,186
2015	5,762
2016	14,412
2017	-
2018	1,000
$32,360

Note 9 - Junior Subordinated Debentures

The Company’s carrying value of junior subordinated debentures was $12.2 million at March 31, 2014 and $12.1 million at December 31, 2013. In July 2004, Nicolet Bankshares Statutory Trust I (the “Statutory Trust”), issued $6.0 million of guaranteed preferred beneficial interests (“trust preferred securities”) that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of the Statutory Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Statutory Trust to purchase $6.2 million of junior subordinated debentures of the Company, which pay an 8% fixed rate. Interest on these debentures is current. The debentures may be redeemed in part or in full, on or after July 15, 2009 at par plus any accrued but unpaid interest. The maturity date of the debenture, if not redeemed, is July 15, 2034.

As part of the Mid-Wisconsin acquisition, the Company assumed $10.3 million of junior subordinated debentures related to $10.0 million of issued trust preferred securities.  The trust preferred securities and the debentures mature on December 15, 2035 and have a floating rate of the three-month LIBOR plus 1.43% adjusted quarterly.  Interest on these debentures is current.  The debentures may be called at par in part or in full, on or after December 15, 2010 or within 120 days of certain events.  At acquisition in April 2013, the debentures were recorded at a fair value of $5.8 million, with the discount being accreted to interest expense over the remaining life of the debentures.  At March 31, 2014, the carrying value of these junior debentures was $6.0 million and the $5.7 million carrying value of related trust preferred securities qualifies as Tier 1 capital.

Note 10 - Fair Value Measurements

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.  There were no changes in Level 3 values to report during the first quarter of 2014.

	Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
U.S. government sponsored enterprises	$2,046	$-	$2,046	$-
State, county and municipals	63,352	-	62,475	877
Mortgage-backed securities	65,843	-	65,843	-
Corporate debt securities	220	-	-	220
Equity securities	1,926	1,926	-	-
Securities AFS, March 31, 2014	$133,387	$1,926	$130,364	$1,097

(in thousands)
U.S. government sponsored enterprises	$2,057	$-	$2,057	$-
State, county and municipals	55,039	-	54,162	877
Mortgage-backed securities	67,879	-	67,879	-
Corporate debt securities	220	-	-	220
Equity securities	2,320	2,320	-	-
Securities AFS, December 31, 2013	$127,515	$2,320	$124,098	$1,097

The following is a description of the valuation methodologies used by the Company for the items noted in the tables above. Where quoted market prices on securities exchanges are available, the investment is classified as Level 1. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include mortgage-related securities and obligations of state, county and municipals. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include auction rate securities available for sale (for which there has been no liquid market since 2008) and corporate debt securities. At March 31, 2014 and December 31, 2013, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on receipt of par from refinances for the auction rate securities and the internal analysis on the corporate debt securities.

Note 10 - Fair Value Measurements, continued

The following table presents the Company’s impaired loans and OREO measured at fair value on a nonrecurring basis for the periods presented.

Measured at Fair Value on a Nonrecurring Basis
	March 31, 2014
		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$11,326	$-	$-	$11,326
OREO	1,235	-	-	1,235

	December 31, 2013
		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
Impaired loans	$14,101	$-	$-	$14,101
OREO	1,987	-	-	1,987

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

The Company is required under accounting guidance to report the fair value of all financial instruments in the consolidated balance sheets, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2014 and December 31, 2013 are shown below.

	March 31, 2014
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$155,983	$155,983	$155,983	$-	$-
Certificates of deposit in other banks	1,960	1,980	-	1,980	-
Securities AFS	133,387	133,387	1,926	130,364	1,097
Other investments	8,015	8,015	-	5,874	2,141
Loans held for sale	3,996	3,996	3,996	-	-
Loans, net	840,748	842,414	-	-	842,414
Bank owned life insurance	24,010	24,010	24,010	-	-

Financial liabilities:
Deposits	$1,042,244	$1,044,434	$-	$-	$1,044,434
Short-term borrowings	11,438	11,438	11,438	-	-
Notes payable	32,360	32,413	-	32,413	-
Junior subordinated debentures	12,178	12,954	-	-	12,954

Note 10 - Fair Value Measurements, continued

	December 31, 2013
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$146,978	$146,978	$146,978	$-	$-
Certificates of deposit in other banks	1,960	1,983	-	1,983	-
Securities AFS	127,515	127,515	2,320	124,098	1,097
Other investments	7,982	7,982	-	5,841	2,141
Loans held for sale	1,486	1,486	1,486	-	-
Loans, net	838,126	842,758	-	-	842,758
Bank owned life insurance	23,796	23,796	23,796	-	-

Financial liabilities:
Deposits	$1,034,834	$1,036,564	$-	$-	$1,036,564
Short-term borrowings	7,116	7,116	7,116	-	-
Notes payable	32,422	32,548	-	32,548	-
Junior subordinated debentures	12,128	12,704	-	-	12,704

Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, other investments, loans held for sale, Bank-Owned Life Insurance (“BOLI”), nonmaturing deposits, and short-term borrowings. For those financial instruments not previously disclosed the following is a description of the evaluation methodologies used.

Certificates of deposits in other banks: Fair values are estimated using discounted cash flow analysis based on current interest rates being offered by instruments with similar terms and represents a Level 2 measurement.

Securities AFS and other investments: Fair values for securities are based on quoted market prices on securities exchanges, when available, which is considered a Level 1 measurement. If quoted market prices are not available, fair value is generally determined using pricing models widely used in the industry, quoted market prices of securities with similar characteristics, or discounted cash flows, which is considered a Level 2 measurement, and Level 3 was deemed appropriate for auction rate securities (for which there has been no liquid market since 2008) and corporate debt securities which include trust preferred security instruments. The corporate debt securities were acquired in the Mid-Wisconsin acquisition and valued based on a discounted cash flow analysis and the underlying credit quality of the issuer. The fair value approximates the cost at acquisition. For other investments, the carrying amount of Federal Reserve Bank, Bankers Bank, Farmer Mac, and FHLB stock is a reasonably accepted fair value estimate given their restricted nature. Fair value is the redeemable (carrying) value based on the redemption provisions of the instruments which is considered a Level 2 measurement. The carrying amount of the remaining other investments (particularly common stocks of companies or other banks that are not publicly traded) approximates their fair value, determined primarily by analysis of company financial statements and recent capital issuances of the respective companies or banks, if any, and represents a Level 3 measurement.

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

Note 10 - Fair Value Measurements, continued

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

Off-balance-sheet instruments: The estimated fair value of letters of credit at March 31, 2014 and December 31, 2013 was insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at March 31, 2014 and December 31, 2013.

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

The primary revenue sources of Nicolet Bankshares, Inc. and its subsidiaries (“Nicolet” or the “Company”) are net interest income, representing interest income from loans and other interest earning assets such as investments, less interest expense on deposits and other borrowings, and noninterest income, including, among others, trust fees, secondary mortgage income and other fees or revenue from financial services provided to customers or ancillary to loans and deposits. Business volumes and pricing drive revenue potential and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth and competitive conditions within the marketplace.

At March 31, 2014, total assets were $1.2 billion and net income for the three months ended March 31, 2014 was $2.2 million.  When comparing 2014 results to prior year periods, the timing of Nicolet’s 2013 acquisitions impacts the 2013 financial results.  The transactions were accounted for under the acquisition method of accounting, and thus, the results of operations of the acquired entities prior to their respective consummation dates were not included in the accompanying consolidated financial statements. Particularly, the predominantly stock-for-stock acquisition of Mid-Wisconsin Financial Services, Inc. (“Mid-Wisconsin”) consummated on April 26, 2013, and the FDIC-assisted transaction to acquire Bank of Wausau was effective August 9, 2013 (collectively referred to as the “2013 acquisitions”).  The eleven banking branches of Mid-Wisconsin and the one branch of Bank of Wausau opened as Nicolet National Bank branches on April 29 and August 10, 2013, respectively. At acquisition, the Mid-Wisconsin transaction increased total assets by $436 million, total liabilities by $416 million, and common equity by approximately $9 million.   A bargain purchase gain of $10.4 million was recorded during the second quarter of 2013 and in the third quarter of 2013, a $0.9 million negative adjustment was recorded to that bargain purchase gain relative to a change in estimate of a now settled legal action.  The 2013 income statement also included approximately $1.7 million of pre-tax, non-recurring merger related expenses tied to preparation for, consummation of and integration of Mid-Wisconsin into the Company.  On a smaller scale, the Bank of Wausau transaction increased total assets by $47 million at acquisition (of which $18 million of cash was used during the month of September 2013 to immediately redeem rate-sensitive certificates of deposit), and resulted in pre-tax bargain purchase gain of $2.4 million and approximately $0.2 million of pre-tax, non-recurring merger related expenses recorded in the third quarter of 2013. Finally, acquisition accounting requires assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition, which impacted various ratios, but most notably asset quality measures (as loans are recorded directly at their estimated fair value and no addition to the allowance for loan losses is recorded at consummation) and taxes.  For additional details, see “Note 2 – Acquisitions”, “Note 6 – Loans, Allowance for Loan Losses, and Credit Quality”, and “Income Taxes” within this document.

On November 28, 2012, Nicolet entered into a merger agreement with Mid-Wisconsin.   It subsequently filed a Registration Statement on Form S-4 (Regis. No. 333-186401) (the “Registration Statement”) with the Securities and Exchange Commission under the provisions of the Securities Act of 1933, as amended (the “Securities Act”) to register the common stock to be issued in the merger.  On March 26, 2013, the Registration Statement became effective and Nicolet became a public reporting company under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

•
operating, legal and regulatory risks, including the effects of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations promulgated thereunder, as well as the rules by the Federal bank regulatory agencies to implement the Basel III capital accord;

•	economic, political and competitive forces affecting Nicolet’s banking and wealth management businesses;
•	changes in interest rates, monetary policy and general economic conditions, which may impact Nicolet’s net interest income;
•	potential difficulties in integrating the operations of Nicolet with those of acquired entities, if any;

•	compliance or operational risks related to new products, services, ventures, or lines of business, if any, that Nicolet may pursue or implement; and
•	the risk that Nicolet’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements.  Nicolet specifically disclaims any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

Critical Accounting Policies

The consolidated financial statements of Nicolet are prepared in conformity with U.S. GAAP and follow general practices within the industry in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the valuation of loans acquired in the 2013 acquisitions, as well as the determination of the allowance for loan losses and income taxes and, therefore, are critical accounting policies.

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

The following discussion is Nicolet management’s analysis of the consolidated financial condition as of March 31, 2014 and December 31, 2013 and results of operations for the three-month periods ended March 31, 2014 and 2013.  It should be read in conjunction with Nicolet’s audited consolidated financial statements as of December 31, 2013 and 2012, and for the two years ended December 31, 2013, included in Nicolet’s Annual Report on Form 10-K.

Performance Summary

Nicolet reported net income of $2.2 million for the three months ended March 31, 2014, compared to $0.8 million for the first quarter of 2013. After $61,000 of preferred stock dividends, first quarter 2014 net income available to common shareholders was $2.2 million, or $0.50 per diluted common share. Comparatively, after $305,000 of preferred stock dividends, first quarter 2013 net income available to common shareholders was $450,000, or $0.13 per diluted common share.  Income statement results and average balances for first quarter 2014 fully include the 2013 acquisitions, while the first quarter of 2013 does not include the 2013 acquisitions at all.

•
Net interest income was $10.0 million for the first quarter of 2014, an increase of $4.2 million or 74% over the $5.8 million for the first quarter of 2013.  The improvement was predominantly volume related, given the timing of the 2013 acquisitions, but was also favorably impacted by an increase in interest rate spread on higher average earning assets. On a tax-equivalent basis, the net interest margin for the first quarter of 2014 was 3.68%, up 18 basis points (“bps”) from 3.50% for the comparable 2013 period.  The cost of interest-bearing liabilities was 0.76%, 29 bps lower than first quarter 2013, while the average yield on earning assets was 4.32%, 4 bps lower than first quarter 2013, resulting in a 25 bps improvement in the interest rate spread.

30

•
Loans were $850 million at March 31, 2014, up $3 million or 0.3% over $847 million at December 31, 2013, and up $308 million or 57% over $542 million at March 31, 2013.  Removing the $284 million of loans added at acquisition (i.e. $272 million from Mid-Wisconsin and $12 million from Bank of Wausau), loans grew organically up 4% between the March 31 periods.  Between the comparative first quarter periods, average loans were $847 million in 2014 yielding 5.22%, compared to $547 million in 2013 yielding 4.97%.

•
Total deposits were $1.0 billion at March 31, 2014, up $7 million or 0.7% over $1.0 billion at December 31, 2013, and up $479 million or 85% over $563 million at March 31, 2013.  Removing the $370 million of deposits added at acquisition (i.e. $346 million from Mid-Wisconsin and $24 million net deposits acquired from Bank of Wausau given the quick redemption of $18 million of rate-sensitive certificates of deposit), deposits grew organically 19% between the March 31 periods.  Between the comparative first quarter periods, average total deposits were $1.0 billion in 2014, with interest-bearing deposits costing 0.59%, compared to $593 million in 2013, with interest-bearing deposits costing 0.81%.

•
Asset quality measures remained relatively strong, though were impacted initially by the 2013 acquisitions.  Nonperforming assets were 0.85% of total assets at March 31, 2014, compared to 1.02% at year end 2013 and 0.70% at March 31, 2013. The allowance for loan losses was $9.3 million or 1.10% of loans at March 31, 2014 (impacted by the 2013 acquisitions adding no allowance for loan losses while adding $284 million to loans at acquisition), compared to $9.2 million or 1.09%, respectively at year end 2013 and $7.5 million or 1.39%, respectively at March 31, 2013.  The provision for loan losses was $0.7 million with net charge offs of $0.6 million for the first quarter of 2014, versus provision of $1.0 million with $0.6 million of net charge offs for the comparable 2013 period.

•
Noninterest income was $3.8 million for the first three months of 2013, up $1.0 million over the first quarter of 2013, with $0.75 million of this variance attributable to net gains realized in first quarter 2014 on favorable sale resolutions of other real estate owned and of an equity security holding.  Other notable increases over prior year, largely due to increased business from the expanded size of the company, were seen in service charges (up $0.2 million or 74%), trust fee income (up $0.3 million or 38%), and other income (up $0.2 million, of which $0.1 million increase is due to income from higher debit card volumes).  Mortgage income was $0.2 million or 75% lower than the comparable first quarter of 2013, resulting from a significantly more robust mortgage market a year ago where production was strong until the start of third quarter 2013 when production slowed dramatically largely in response to rising mortgage rates and certain mortgage regulation changes.

•
Noninterest expense was $9.6 million for the first quarter of 2014, up $3.2 million or 51% over the first quarter of 2013, given the larger operating base from the acquisitions being fully included in 2014, while not included in the first quarter of 2013. Most notably, between the first quarter periods, salaries and benefits were up $1.7 million or 49% (given the larger workforce and merit increases between the years), occupancy was up $0.4 million or 60% (given the operation of 23 branch locations versus 11 branches last year and a harsher winter), office expense was up $0.4 million or 92% (given the larger operating base, but also higher continued integration on systems, system maintenance, phones and postage), processing costs were up $0.3 million or 78% (mostly commensurate with growth in the number of accounts), and core deposit intangible amortization increased $0.2 million, fully attributable to the Mid-Wisconsin merger.

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

Comparison of the three months ending March 31, 2014 versus 2013

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $10.0 million in the first three months of 2014, compared to $5.8 million in the first three months of 2013. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $157,000 and $120,000 for the first three months of 2014 and 2013, respectively, resulting in taxable equivalent net interest income of $10.1 million for the first three months of 2014 and $5.9 million for the first three months of 2013.

Taxable equivalent net interest income is a non-GAAP measure, but is a preferred industry measurement of net interest income (and its use in calculating a net interest margin) as it enhances the comparability of net interest income arising from taxable and tax-exempt sources.

Tables 1 through 3 present information to facilitate the review and discussion of selected average balance sheet items, taxable equivalent net interest income, interest rate spread and net interest margin.

Table 1:  Quarterly Net Interest Income Analysis

	For the Three Months Ended March 31,
	2014			2013
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans (1) (2) (3)(4)	$846,703	$11,039	5.22%	$547,015	$6,797	4.97%
Investment securities
Taxable	88,042	418	1.90%	25,897	127	1.96%
Tax-exempt (2)	36,965	298	3.22%	26,108	275	4.23%
Other interest-earning assets	128,707	135	0.42%	69,790	82	0.47%
Total interest-earning assets	1,100,417	$11,890	4.32%	668,810	$7,281	4.36%
Cash and due from banks	43,054			15,628
Other assets	65,271			32,802
Total assets	$1,208,742			$717,240
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$100,647	$61	0.25%	$48,986	$48	0.40%
Interest-bearing demand	203,213	368	0.73%	116,385	304	1.06%
MMA	285,048	211	0.30%	192,484	198	0.42%
Core CDs and IRAs	233,954	509	0.88%	115,923	409	1.43%
Brokered deposits	51,315	132	1.04%	29,231	42	0.59%
Total interest-bearing deposits	874,177	1,281	0.59%	503,009	1,001	0.81%
Other interest-bearing liabilities	56,661	472	3.34%	40,314	408	4.05%
Total interest-bearing liabilities	930,838	1,753	0.76%	543,323	1,409	1.05%
Noninterest-bearing demand	164,438			90,181
Other liabilities	7,099			6,109
Total equity	106,367			77,627
Total liabilities and stockholders’ equity	$1,208,742			$717,240
Net interest income and rate spread		$10,137	3.56%		$5,872	3.31%
Net interest margin			3.68%			3.50%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.
(3)	Interest income for the periods ending March 31, includes loan fees of $35,000 in 2014, and $80,000 in 2013.
(4)	Includes accretable yield from acquired loans

Table 2:  Volume/Rate Variance

Comparison of the three months ended March 31, 2014 versus 2013 follows:
	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net
Earning assets
Loans (1)	$3,898	$344	$4,242
Investment securities
Taxable	292	(1)	291
Tax-exempt (1)	99	(76)	23
Other interest-earning assets	50	3	53

Total interest-earning assets	$4,339	$270	$4,609

Interest-bearing liabilities
Savings deposits	$36	$(23)	$13
Interest-bearing demand	178	(114)	64
MMA	78	(65)	13
Core CDs and IRAs	301	(201)	100
Brokered deposits	44	46	90

Total interest-bearing deposits	637	(357)	280
Other interest-bearing liabilities	115	(51)	64

Total interest-bearing liabilities	752	(408)	344
Net interest income	$3,587	$678	$4,265

(1)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Table 3: Interest Rate Spread, Margin and Average Balance Mix — Taxable-Equivalent Basis

	Three Months Ended March 31,
	2014			2013
(in thousands)	Average Balance	% of Earning Assets	Yield/Rate	Average Balance	% of Earning Assets	Yield/Rate
Total loans	$846,703	76.9%	5.22%	$547,015	81.8%	4.97%
Investment securities and other earning assets	253,714	23.1%	1.34%	121,795	18.2%	1.59%
Total interest-earning assets	$1,100,417	100%	4.32%	$668,810	100%	4.36%

Interest-bearing liabilities	$930,838	84.6%	0.76%	$543,323	81.2%	1.05%

Noninterest-bearing funds, net	169,579	15.4%		125,487	18.8%
Total funds sources	$1,100,417	100%	0.64%	$668,810	100%	0.21%
Interest rate spread			3.56%			3.31%
Contribution from net free funds			0.12%			0.19%
Net interest margin			3.68%			3.50%

Taxable-equivalent net interest income was $10.1 million for the first three months of 2014, an increase of $4.3 million or 73% over the same period in 2013.  The $4.3 million increase in taxable-equivalent net interest income was predominantly volume related, given the timing of the acquisitions, but was also favorably impacted by an increase in interest rate spread.    Taxable equivalent interest income increased $4.6 million between the three month periods driven by loans (including $3.9 million more interest income from higher loan volumes and $0.3 million from higher loan yields, aided by higher levels of purchase-accounting loan accretion on acquired loans).  Interest expense increased $0.3 million between the first quarter periods driven mainly by interest-bearing deposits (including $0.6 million more interest expense from higher volumes, offset by $0.4 million less interest expense from lower deposits rates.)

The taxable-equivalent net interest margin was 3.68% for the first three months of 2014, up 18 bps over the first three months of 2013, with a decrease in the cost of funds to 0.76% (down 29 bps), offset by a lower earning asset yield of 4.32% (down 4 bps) and a 7 bps decrease in net free funds.  The cost of funds between the three month periods has benefited from a lower rate structure acquired with the 2013 acquisitions and rate reductions made particularly in commercial deposit products.   In general, there has been and will be underlying downward margin pressure as assets mature in this prolonged low-rate environment, with current reinvestment rates substantially lower than previous rates and less opportunity to offset such with similar changes in the already low cost of funds; however, in 2014 such pressure continues to be mitigated by the favorable income from acquired loans.

The earning asset yield was comprised mainly of loans, representing 76.9% of average earning assets and yielding 5.22% for first three months of 2014, compared to 81.8% and 4.97%, respectively, for the first three months of 2013.  The 25 bps improvement in loan yield between the three month periods was aided in part by the positive rate profile of acquired loans.  All other interest earning assets combined yielded 1.34%, down 25 bps compared to the first three months of 2013, though aided in part by a higher mix of investments (representing 11.4% of average earning assets, versus 7.8% for the comparable 2013 period) that earn more than the other cash-equivalent earning assets.

Nicolet’s cost of funds continued its favorable decline during the low-rate environment, at 0.76% for the first three months of 2014, 29 bps lower than the first three months of 2013. The average cost of interest-bearing deposits (which represent over 90% of average interest-bearing liabilities for both years), was 0.59% for the first three months of 2014, down 22 bps versus the first three months of 2013, with favorable rate variances in all deposit categories, with the exception of brokered deposit balances.  Lower-costing transactional deposits (savings, checking and MMA) saw rate declines in response to reductions made across products between the years, while such balances continued to rise. Average brokered deposit balances increased nominally for the comparable three month periods but their cost increased from 0.59% in 2013 to 1.04% in 2014, as longer-term funding replaced maturing shorter-term instruments in the second quarter of 2013.  The cost of other interest-bearing liabilities (comprised of short- and long-term borrowings) decreased to 3.34%, down 71 bps between the three month periods, mainly from favorable rates on new advances, the prepayment of $10 million in higher-costing advances during first quarter 2013, and the acquisition at fair value of a lower-rate junior subordinated debenture in the second quarter of 2013.

Average interest-earning assets were $1.1 billion for the first three months of 2014, $432 million or 65% higher than the first three months of 2013, led by a $300 million increase in average loans (to $847 million or 77% of interest earning assets) and a $132 million increase in all other interest-earning assets combined (to $254 million or 23% of earning assets), both heavily influenced by the size and timing of the 2013 acquisitions, and a higher level of low-earning cash balances.

Average interest-bearing liabilities were $931 million, up $388 million or 71% over the first three months of 2013, led by a $349 million increase in non-brokered interest-bearing deposits (to $823 million or 88% of average interest-bearing liabilities), a $22 million increase in average brokered deposits (to $51 million), and a $16 million increase in average other interest-bearing liabilities (to $57 million), both heavily influenced by the size and timing of the acquisitions in 2013.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2014 and 2013 was $0.7 million and $1.0 million, respectively.  Asset quality trends remained relatively strong, particularly in the non-acquired portfolio (primarily from work-outs of problem loans and declining net charge-offs).  At December 31, 2013, the ALLL was $9.2 million which grew to $9.3 million at March 31, 2014, given the $0.7 million provision for loan losses and net charge offs of $0.6 million during the first three months of 2014.  The ratio of the ALLL to total loans was 1.10% at March 31, 2014, up 0.1% from the December 31, 2013 level, but down compared to 1.39% at March 31, 2013.  This decline of ALLL to total loans was most notably impacted by the 2013 acquisitions, which added no allowance for loan losses to the numerator at acquisition and $284 million of loans into the denominator as of the dates of their acquisition.   As events occur in the acquired loan portfolio, an ALLL will be established for this pool of assets as appropriate.

Nonperforming loans continue to improve.  Nonperforming loans were declining prior to the acquisitions, starting at $7.0 million (or 1.3% of total loans) at December 31, 2012, decreasing to $2.7 million (or 0.5% of loans) at March 31, 2013, increasing to a high of $17.4 million (or 2.0% of loans) at September 30, 2013 and then declining to $9.1 million (or 1.1% of loans) at March 31, 2014.  Of the nonaccrual loans initially acquired in the 2013 acquisitions, $7.7 million remains included in the $9.1 million of nonaccruals at March 31, 2014.

The provision for loan losses is predominantly a function of Nicolet’s methodology and judgment as to qualitative and quantitative factors used to determine the adequacy of the ALLL. The adequacy of the ALLL is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies in each portfolio segment, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. For additional information regarding asset quality and the ALLL, see “Balance Sheet Analysis — Loans,” “— Allowance for Loan and Lease Losses,” and “— Impaired Loans and Nonperforming Assets.”

Noninterest Income

Table 4:  Noninterest Income

	For the three months ended March 31,
	2014	2013	$ Change	% Change
(in thousands)
Service charges on deposit accounts	$494	$284	$210	73.9%
Trust services fee income	1,105	802	303	37.8
Mortgage income	215	872	(657)	(75.3)
Brokerage fee income	160	102	58	56.9
BOLI	214	169	45	26.6
Rent income	300	250	50	20.0
Investment advisory fees	110	86	24	27.9
Gain on sale of assets, net	750	4	746	N/M *
Other income	412	187	225	120.3
Total noninterest income	$3,760	$2,756	$1,004	36.4%
Noninterest income without net gains	$3,010	$2,752	$258	9.4%
*N/M means not meaningful.

Comparison of the three months ending March 31, 2014 versus 2013

Noninterest income was $3.8 million for the first three months of 2014, up $1.0 million or 36.4% over the first three months of 2013, mainly driven by net gains on the sale of assets (up $0.7 million).

During the first three months of 2014, Nicolet recognized $0.75 million of net gains on sales of assets compared to a nominal net gain in the comparable period of 2013.  The activity in 2014 consisted of a $0.3 million gain on the sale of an equity security holding and $0.4 million of net gains on sales of OREO (as properties were generally resolved at better than expected terms).

Service charges on deposit accounts were $0.5 million for the first three months of 2014, up $0.2 million (or 73.9%) over the comparable period of 2013.  The increase is primarily from increased service charges on deposits given the increase in deposit balances and number of accounts mainly from the acquisitions, and higher non-sufficient funds fees.

Trust service fees increased to $1.1 million for the first three months of 2014, up $0.3 million or 37.8% over the comparable 2013 period. In addition to the larger base of customers acquired through the merger, there was continued market improvement over last year on assets under management, on which fees are based.  Similarly, brokerage fees were $0.2 million, up $58,000 or 56.9% over the first three months of 2013, mainly from increased legacy business, market improvements and to a lesser degree from the merger.  Management believes the expanded footprint of the bank should provide growth potential for wealth management in future periods.

Mortgage income represents net gains received from the sale of residential real estate loans service-released into the secondary market and to a small degree, some related income. Residential refinancing activity and new purchase activity remained steady for the first six months of 2013; however, mortgage production slowed considerably during the last half of 2013 and into 2014, largely in response to rising mortgage rates and certain mortgage regulation changes.  As a result, mortgage income in the first quarter of 2014 was $0.2 million compared to $0.9 million for the first quarter 2013.   The change between three-month periods was not significantly impacted by the acquisitions.

The remaining income categories included modest first quarter 2014 increases compared to the first quarter of 2013.   BOLI income was $0.2 million for the first three months of 2014, up $45,000 from the comparable period in 2013, or 26.6%, mainly from $4.3 million of BOLI acquired in the Mid-Wisconsin transaction bringing the 2014 three-month average of BOLI investment to $23.9 million, up 27% over the comparable period last year.   Rent income, investment advisory fees and other noninterest income combined were $0.8 million for the first three months of 2014 compared to $0.5 million for the comparable 2013 period, with the majority of the increase due to ancillary fees tied to deposit-related products, most particularly debit card, check cashing and wire fee income.

Noninterest Expense

Table 5:  Noninterest Expense

	For the three months ended March 31,
	2014	2013	$ Change	% Change
(in thousands)
Salaries and employee benefits	$5,295	$3,559	$1,736	48.8%
Occupancy, equipment and office	1,898	1,104	794	71.9
Business development and marketing	535	425	110	25.9
Data processing	754	423	331	78.3
FDIC assessments	184	110	74	67.3
Core deposit intangible amortization	335	148	187	126.4
Other	587	571	16	2.8
Total noninterest expense	$9,588	$6,340	$3,248	51.2%

Comparison of the three months ending March 31, 2014 versus 2013

Total noninterest expense was $9.6 million for the first three months of 2014, up $3.2 million, or 51.2% over the first three months of 2013, as the 2014 period included increased operations from the acquisitions while the first quarter of 2013 did not.

Salaries and employee benefits expense was $5.3 million, up $1.7 million or 48.8%, over the first three months of 2013. The increase was attributable to the growing workforce from the acquisitions (though less than a one-to-one increase as a result of realization of operating efficiencies) and was also impacted by merit increases between the years as well as higher health insurance and 401k expense.  Average full time equivalent employees for the first three months of 2014 were 291, up 73% versus 168 for the comparable 2013 period.

Occupancy, equipment and office expense increased $0.8 million to $1.9 million for the first three months of 2014 compared to 2013.   This 71.9% increase is in line with the addition of 12 branches in the acquisitions which more than doubled the physical facilities and related expenses. Utilities, rent, snowplowing, and other occupancy expenses increased proportionately in conjunction with the acquisitions, however, a harsher 2014 winter and continued integration costs related to systems, systems maintenance, phones, and postage resulted in higher expense between the first quarter periods.

Business development and marketing expense for the first three months of 2014 increased $0.1 million compared to the same period in 2013.  This 25.9% increase includes a greater focus on growth in new markets as well as higher expense on promotional material and television costs between the first quarter periods.

Data processing expenses (which are primarily volume based) rose $0.3 million or 78.3% between the first quarter periods, in line with the larger operating base and continued integration of systems.  FDIC assessments increased slightly (up $74,000) given the increased size in assets, on which the assessments are based.  Core deposit intangible amortization increased $0.2 million, given the new $4.0 million core deposit intangible recorded at acquisition for Mid-Wisconsin and being amortized on an accelerated basis over 10 years.

Other expense increased minimally between the first quarter periods (up 2.8%). Within this category are foreclosure expenses which were up $121,000 over the first three months of 2013 due to additional OREO properties added from the acquisitions and $96,000 of prepayment expenses related to the early extinguishment of higher costing wholesale debt incurred in the first quarter of 2013 that were not recurring.

Income Taxes

For the first three months of 2014, income tax expense was $1.2 million compared to $0.4 million for the same period of 2013.  The effective tax rate was 35% for the first quarter of both 2014 and 2013.  GAAP requires that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized.  No valuation allowance was determined to be necessary as of March 31, 2014 or December 31, 2013.

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

Total loans were $850 million at March 31, 2014 compared to $847 million at December 31, 2013.  This $3 million increase represented less than 1% of growth in the 3 months after year end 2013, but was favorable compared to the first three months of 2013 which reported an $11 million decrease (or 2%) in total loans since year end 2012.

Table 6: Period End Loan Composition

	March 31, 2014		December 31, 2013		March 31, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$255,652	30.1%	$253,674	29.9%	$193,289	35.7%
Owner-occupied CRE	183,056	21.5	187,476	22.1	107,523	19.8
Ag production	15,422	1.8	14,256	1.7	219	0.1
Ag real estate	42,392	5.0	37,057	4.4	9,866	1.8
CRE investment	90,281	10.6	90,295	10.7	73,410	13.5
Construction & land development	42,817	5.0	42,881	5.1	22,285	4.1
Residential construction	12,376	1.5	12,535	1.5	7,445	1.4
Residential first mortgage	155,051	18.2	154,403	18.2	86,202	15.9
Residential junior mortgage	48,174	5.7	49,363	5.8	39,026	7.2
Retail & other	4,871	0.6	5,418	0.6	2,859	0.5
Total loans	$850,092	100%	$847,358	100.0%	$542,124	100.0%

Broadly, commercial-based loans (i.e. commercial, agricultural, CRE and construction loans combined) versus retail-based loans (i.e. residential real estate and other retail loans) were 74.0% commercial-based and 26.0% retail-based at March 31, 2014 versus 73.9% and 26.1%, respectively, for December 31, 2013. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.

Commercial and industrial loans consist primarily of commercial loans to small businesses and, to a lesser degree, to municipalities within a diverse range of industries. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans increased $2 million since year end 2013. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and increased to 30.1% of the total portfolio at March 31, 2014, up from 29.9% at December 31, 2013.

Owner-occupied CRE loans declined to 21.5% of loans at March 31, 2014 and primarily consist of loans within a diverse range of industries secured by business real estate that is occupied by borrowers (i.e. who operate their businesses out of the underlying collateral) and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral.

Agricultural production and agricultural real estate loans combined consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland. In total, the agricultural loans increased $6.5 million since year end 2013, representing 6.8% of total loans at March 31, 2014, versus 6.1% at December 31, 2013.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. The balance of these loans remained unchanged since year end 2013, declining slightly as a percent of loans from 10.7% to 10.6% at March 31, 2014.

Loans in the construction and land development portfolio represent 5.0% of total loans at March 31, 2014 and such loans provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis. Lending on originated loans in this area has declined steadily both in total dollars and as a percentage of the portfolio over the past several years, with the 2013 increase attributable to the 2013 acquisitions.

On a combined basis, Nicolet’s residential real estate loans represent 25.4% of total loans at March 31, 2014, down 0.1% from December 31, 2013. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. Across the industry, home equities generally involve loans that are in second or junior lien positions, but Nicolet has secured many loans in a first lien position, further mitigating the portfolio risks. Nicolet has not experienced significant losses in its residential real estate loans; however, if declines in market values in the residential real estate markets worsen, particularly in Nicolet’s market area, the value of collateral securing its residential real estate loans could decline further, which could cause an increase in the provision for loan losses. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. Nicolet’s mortgage loans have historically had low net charge off rates and held mortgages typically are of high quality. While mortgage loans normally hold terms of 30 years, Nicolet’s portfolio mortgages have an average contractual life of less than 15 years.

Loans in the retail and other classification represent less than 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and/or guaranty positions. The loan balances in this portfolio remained relatively unchanged from December 31, 2013 to March 31, 2014 and the portfolio has declined as a percent of total loans.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2014, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

Allowance for Loan and Lease Losses

In addition to the discussion that follows, accounting policies behind loans and the allowance for loan losses are described in Note 1, “Basis of Presentation,” and additional disclosures are included in Note 6, “Loans, Allowance for Loan Losses and Credit Quality,” in the Notes to the Unaudited Consolidated Financial Statements.

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

The ALLL is established through a provision for loan losses charged to expense to appropriately provide for potential credit losses in the existing loan portfolio. Loans are charged off against the ALLL when management believes that the collection of principal is unlikely. The level of the ALLL represents management’s estimate of an amount of reserves that provides for estimated probable credit losses in the loan portfolio at the balance sheet date. To assess the ALLL, an allocation methodology is applied by Nicolet which focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing and forecasted economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect potential credit losses. Nicolet’s methodology reflects guidance by regulatory agencies to all financial institutions.

Nicolet’s management allocates the ALLL by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve for the estimated shortfall is established for all loans determined to be impaired. The specific reserve in the ALLL is equal to the aggregate collateral or discounted cash flow shortfall calculated from the impairment analyses. Loans measured for impairment include nonaccrual loans, non-performing troubled debt-restructurings (“restructured loans”), or other loans determined to be impaired by management. Second, Nicolet’s management allocates ALLL with historical loss rates by loan segment. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels on an annual basis. Beginning in the first quarter of 2014, management extended the look-back period on which the average historical loss rates are determined, from a prior three-year period to a rolling 20-quarter (5 year) average, as a means of capturing more of a full credit cycle now that recent period loss levels are stabilizing.  Contrarily, the three-year average (used by the Company’s methodology during 2009-2013) was considered more appropriate for the severe and prolonged economic downturn particularly evidenced by higher net charge off levels in 2008 through 2011.  Lastly, management allocates ALLL to the remaining loan portfolio using the qualitative factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience of each loan segment.

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

At March 31, 2014, the ALLL was $9.3 million compared to $9.2 million at December 31, 2013. The increase was a result of a 2014 provision of $0.7 million offset by 2014 net charge offs of $0.6 million. Comparatively, the provision for loan losses in the first three months of 2013 was $1.0 million and net charge offs were $0.6 million.  Annualized net charge offs as a percent of average loans were 0.27% in the first quarter of 2014 compared to 0.41% for the first quarter of 2013 and 0.54% for the entire year of 2013. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ratio of the ALLL as a percentage of period-end loans was 1.10% at March 31, 2014 compared to 1.09% at December 31, 2013 and 1.39% at March 31, 2013.  The decrease in the ALLL as a percentage of loans compared to March 31, 2013 was attributable to the 2013 acquisitions since acquired loans are recorded at their estimated fair value at the acquisition dates and no ALLL was initially recorded at acquisition while $284 million was added to loans at acquisition. At March 31, 2014 $9.3 million of the ALLL was reserved against originated loans (representing 1.48% of originated loans) and zero was reserved against acquired loans.

The largest portions of the ALLL were allocated to construction and land development loans and commercial & industrial loans combined, representing 60.8% and 73.3% of the ALLL at March 31, 2014 and December 31, 2013, respectively.  The decrease in these categories since December 31, 2013 was the result of changes to allowance allocations as additional qualitative factors related to acquired loans are refined, creating a more ratable distribution of the provision across categories.

Table 7: Loan Loss Experience

	For the three months ended		Year ended
(in thousands)	March 31, 2014	March 31, 2013	December 31, 2013
Allowance for loan losses (ALLL):
Balance at beginning of period	$9,232	$7,120	$7,120
Provision for loan losses	675	975	6,200
Charge-offs	574	567	4,238
Recoveries	11	12	150
Net charge-offs	563	555	4,088
Balance at end of period	$9,344	$7,540	$9,232

Net loan charge-offs (recoveries):
Commercial & industrial	$509	$470	$534
Owner-occupied CRE	(2)	55	1,851
Agricultural production	-	-	-
Agricultural real estate	-	-	-
CRE investment	(4)	-	992
Construction & land development	12	36	304
Residential construction	-	-	-
Residential first mortgage	28	(5)	148
Residential junior mortgage	9	(1)	189
Retail & other	11	-	70
Total net loans charged-off	$563	$555	$4,088

ALLL to total loans	1.10%	1.39%	1.09%
ALLL to net charge-offs	415%	340%	226%
Net charge-offs to average loans, annualized	0.27%	0.41%	0.54%

The allocation of the ALLL is based on Nicolet’s estimate of loss exposure by category of loans and is shown in Table 8 for March 31, 2014 and December 31, 2013.

Table 8: Allocation of the Allowance for Loan Losses

(in thousands)	March 31, 2014	% of Loan Type to Total Loans	December 31, 2013	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$3,136	30.1%	$1,798	29.9%
Owner-occupied CRE	1,039	21.5	766	22.1
Agricultural production	43	1.8	18	1.7
Agricultural real estate	259	5.0	59	4.4
CRE investment	674	10.6	505	10.7
Construction & land development	2,550	5.0	4,970	5.1
Residential construction	290	1.5	229	1.5
Residential first mortgage	811	18.2	544	18.2
Residential junior mortgage	428	5.7	321	5.8
Retail & other	114	0.6	22	0.6
Total ALLL	$9,344	100%	$9,232	100%

ALLL category as a percent of total ALLL:
Commercial & industrial	33.6%		19.5%
Owner-occupied CRE	11.1		8.3
Agricultural production	0.5		0.2
Agricultural real estate	2.8		0.6
CRE investment	7.2		5.5
Construction & land development	27.2		53.8
Residential construction	3.1		2.5
Residential first mortgage	8.7		5.9
Residential junior mortgage	4.6		3.5
Retail & other	1.2		0.2
Total ALLL	100%		100%

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $9.1 million (consisting of $1.4 million originated loans and $7.7 million acquired loans) at March 31, 2014 compared to $10.3 million at December 31, 2013. Nonperforming assets also include OREO and were $10.3 million at March 31, 2014 compared to $12.3 million at December 31, 2013. OREO decreased $0.8 million from year end 2013 to $1.2 million at March 31, 2014. Nonperforming assets as a percent of total assets were 0.85% at March 31, 2014 compared to 1.02% at December 31, 2013.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans totaled $18.7 million and represented 2.2% of total outstanding loans at both March 31, 2014 and December 31, 2013. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 9: Nonperforming Assets

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Nonaccrual loans:
Commercial & industrial	$485	$68	$93
Owner-occupied CRE	1,012	1,087	1,857
Agricultural production	34	11	—
Agricultural real estate	462	448	—
CRE investment	3,422	4,631	—
Construction & land development	931	1,265	—
Residential construction	—	—	—
Residential first mortgage	2,364	2,365	628
Residential junior mortgage	243	262	—
Retail & other	124	129	149
Total nonaccrual loans	9,077	10,266	2,727
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$9,077	$10,266	$2,727
CRE investment	$481	$935	$121
Owner-occupied CRE	295	—	—
Construction & land development	429	854	1,917
Residential real estate owned	30	198	—
OREO	1,235	1,987	2,038
Total nonperforming assets	$10,312	$12,253	$4,765
Total restructured loans accruing	$3,862	$3,862	$—
Ratios
Nonperforming loans to total loans	1.07%	1.21%	0.50%
Nonperforming assets to total loans plus OREO	1.21%	1.44%	0.88%
Nonperforming assets to total assets	0.85%	1.02%	0.70%
ALLL to nonperforming loans	102.9%	89.9%	158.2%
ALLL to total loans	1.10%	1.09%	1.39%

Table 10: Investment Securities Portfolio

	March 31, 2014			December 31, 2013
(in thousands)	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
State, county and municipals	$62,737	$63,352	47%	$54,594	$55,039	43%
Mortgage-backed securities	66,318	65,843	49%	68,642	67,879	53%
U.S. Government sponsored enterprises	2,047	2,046	2%	2,062	2,057	2%
Corporate debt securities	220	220	-	220	220	-
Equity securities	715	1,926	2%	905	2,320	2%
Total	$132,037	$133,387	100%	$126,423	$127,515	100%

At March 31, 2014 the total carrying value of investment securities was $133 million, up from $128 million at December 31, 2013, and represented 11.0% and 10.6% of total assets at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

In addition to securities available for sale, Nicolet had other investments of $8.0 million at March 31, 2014 and December 31, 2013, consisting of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System), and the Federal Agricultural Mortgage Corporation, as well as equity investments in other private companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost. The remaining investments have no quoted market prices, and are carried at cost less other than temporary impairment (“OTTI”) charges, if any. Nicolet’s management evaluates all these other investments periodically for impairment, considering financial condition and other available relevant information. There were no OTTI charges recorded in 2013 or year to date 2014.

Table 11: Investment Securities Portfolio Maturity Distribution

	As of March 31, 2014
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government sponsored enterprises	$1,527	4.5%	$—	—%	$520	1.9%	$—	—%	$—	—%	$2,047	3.8%	$2,046
State and county municipals (1)	4,377	3.3	45,685	2.5	11,810	2.7	865	3.0	—	—	62,737	2.6	63,352
Corporate debt securities	—	—	—	—	—	—	220	2.0	—	—	220	2.0	220
Mortgage-backed securities	—	—	—	—	—	—	—	—	66,318	3.4	66,318	3.4	65,843
Equity securities	—	—	—	—	—	—	—	—	715	—	715	—	1,926
Total amortized cost	$5,904	3.6%	$45,685	2.5%	$12,330	2.7%	$1,085	2.8%	$67,033	3.4%	$132,037	3.0%	$133,387
Total fair value and carrying value	$5,954		$46,404		$12,179		$1,081		$67,769				$133,387

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Deposits

Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Included in total deposits in Table 12 are brokered deposits of $42 million at March 31, 2014 and $50 million at December 31, 2013.

Table 12: Deposits

	March 31, 2014		December 31, 2013
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$171,140	16.4%	$171,321	16.6%
Money market and NOW accounts	500,267	48.0%	492,499	47.6%
Savings	105,787	10.1%	97,601	9.4%
Time	265,050	25.5%	273,413	26.4%
Total deposits	$1,042,244	100%	$1,034,834	100%

Total deposits were $1 billion at March 31, 2014, with no significant increase since December 31, 2013. On average for the first three months of 2014, total deposits were $1.0 billion, an increase of $445 million over the first quarter 2013, which includes organic growth in addition to the balances added from the 2013 acquisitions. The mix of average deposits was impacted by the mix of deposits acquired, but also by a continued shift in customer preferences, predominantly away from time deposits.

Table 13: Average Deposits

	For the three months ended,
	March 31, 2014		March 31, 2013
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$164,438	15.8%	$90,181	15.2%
Money market and NOW accounts	501,632	48.3%	319,912	53.9%
Savings	101,672	9.8%	49,748	8.4%
Time	270,873	26.1%	133,349	22.5%
Total	$1,038,615	100%	$593,190	100%

Table 14: Maturity Distribution of Certificates of Deposit

(in thousands)	March 31, 2014
3 months or less	$35,150
Over 3 months through 6 months	38,425
Over 6 months through 12 months	64,619
Over 12 months	126,856

Total	$265,050

Other Funding Sources

Other funding sources, which include short-term and long-term borrowings (notes payable and junior subordinated debentures), were $56 million and $52 million at March 31, 2014 and December 31, 2013, respectively. Short-term borrowings, consisting mainly of customer repurchase agreements maturing in less than three months, totaled $11 million at March 31, 2014 and $7 million at December 31, 2013. Long-term borrowings include a joint venture note and FHLB advances, totaling $32 million at March 31, 2014 and at December 31, 2013. Junior subordinated debentures are another long-term funding source totaling $12 million at March 31, 2014 and December 31, 2013. Junior subordinated debentures of $6.2 million were issued in July 2004 in connection with the $6 million of trust preferred securities. Acquired junior subordinated debentures of $10.3 million in connection with $10 million of trust preferred securities were assumed in the Mid-Wisconsin merger and initially recorded at the fair market value of $5.8 million, with the discount being accreted to interest expense over the remaining life of the debentures. Further information regarding these junior subordinated debentures is located in Note 9 of the unaudited consolidated financial statements.

Off-Balance Sheet Obligations

As of March 31, 2014 and December 31, 2013, Nicolet had the following commitments that did not appear on its balance sheet:

Table 15: Commitments

(in thousands)	March 31, 2014	December 31, 2013
Commitments to extend credit - Fixed and variable rate	$234,707	$234,930
Standby and irrevocable letters of credit-fixed rate	6,662	6,371

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

Funds are available from a number of basic banking activity sources including but not limited to the core deposit base, the repayment and maturity of loans, investment securities calls, maturities, and sales, and funds obtained through brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Approximately $52 million of the $133 million investment securities portfolio on hand at March 31, 2014 was pledged to secure public deposits, short-term borrowings, repurchase agreements, and for other purposes as required by law. Other funding sources available include short-term borrowings, federal funds purchased, and long-term borrowings.

Cash and cash equivalents at March 31, 2014 and December 31, 2013 were approximately $156 million and $147 million, respectively. The increased cash and cash equivalents at year end 2013 was predominantly due to strong customer deposit growth outpacing the loan demand. These levels have remained high through the first three months of 2014. Nicolet’s liquidity resources were sufficient as of March 31, 2014 to fund loans and to meet other cash needs as necessary.

Interest Rate Sensitivity Gap Analysis

Table 16 represents a schedule of Nicolet’s assets and liabilities repricing over various time intervals. The primary market risk faced by Nicolet is interest rate risk. The static gap analysis below starts with contractual repricing information for assets, liabilities, and off-balance sheet instruments. These items are then combined with repricing estimations for administered rate (interest-bearing demand deposits, savings, and money market accounts) and non-rate related products (demand deposit accounts, other assets, and other liabilities) to create a baseline repricing balance sheet. In addition to the contractual information, residential mortgage whole loan products and mortgage-backed securities are adjusted based on industry estimates of prepayment speeds that capture the expected prepayment of principal above the contractual amount based on how far away the contractual coupon is from market coupon rates. At the indicated time intervals the cumulative gap was within Nicolet’s established guidelines of not greater than +25% or -25% of total assets.

Table 16: Interest Rate Sensitivity Gap Analysis

	March 31, 2014
(in thousands)	0-90 Days	91-180 Days	181-365 Days	1-5 years	Beyond 5 Years	Total
Earning Assets:
Loans	$353,088	$51,857	$115,975	$263,179	$65,993	$850,092
Securities at fair value	16,707	5,352	11,930	69,975	29,423	133,387
Other earnings assets	135,636	—	—	—	8,015	143,651
Total	$505,431	$57,209	$127,905	$333,154	$103,431	$1,127,130

Cumulative rate sensitive assets	$505,431	$562,640	$690,545	1,023,699	1,127,130

Interest-bearing liabilities
Interest bearing deposits (1)	$469,968	$38,425	$64,619	$126,813	$342,419	$1,042,244
Borrowings	15,597	4,306	278	18,687	4,930	43,798
Subordinated debentures	1,510	1,510	3,020	6,138	—	12,178
Total	$487,075	$44,241	$67,917	$151,638	$347,349	$1,098,220

Cumulative interest sensitive liabilities	$487,075	$531,316	$599,233	$750,871	$1,098,220

Interest sensitivity gap	$18,356	$12,968	$59,988	$181,516	$-243,918

Cumulative interest sensitivity gap	$18,356	$31,324	$91,312	$272,828	$28,910
Cumulative ratio of rate sensitive assets to rate sensitive liabilities	104%	106%	115%	136%	103%

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

Along with the static gap analysis, Nicolet’s management also estimates the effect a gradual change and a sudden change in interest rates could have on expected net interest income through income simulation. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, and 300 bps or decreasing 100, 200 and 300 bps. All rates are increased or decreased parallel to the change in prime rate. The simulation assumes a static mix of assets and liabilities. As a result of the simulation, over a 12-month time period ending March 31, 2015, net interest income was estimated to decrease 2.89% if rates increase 100 bps in an immediate shock scenario, and was estimated to decrease 2.06% in a 100 bps declining rate environment assumption. These results are in line with Nicolet’s interest rate sensitivity position, including relatively short (though extending) loan maturities and level of variable rate loans with interest floors; as rates remain low, asset maturities extend, and deposit maturities contract, pressuring the position to become more liability-sensitive. These results are based solely on the modeled changes in the market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, changes in spreads between key market rates, or changes in consumer or business behavior. These results also do not include any management action to mitigate potential income variances within the modeled process. The simulation results are one indicator of interest rate risk, and actual net interest income is largely impacted by the allocation of assets, liabilities and product mix. Nicolet’s management continually reviews its interest rate risk position through the Asset/Liability Committee process, and such Committee reports to the full board of directors on a monthly basis.

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

For participating banks, the annual dividend rate upon funding and for the following nine full calendar quarters is 5%, unless there is growth in qualifying small business loans outstanding over a baseline which could reduce the rate to as low as 1% (as determined under the terms of the Securities Purchase Agreement (the “Agreement”)), adjusted quarterly. The dividend rate fixes for the tenth full quarter after funding through the end of the first four and one-half years based on the amount of qualifying small business loans at that time per the terms of the agreement. The dividend rate is then fixed at 9% after four and one-half years if the preferred stock is not repaid. On September 1, 2011, under the SBLF, Nicolet received $24.4 million from the Treasury for the issuance of 24,400 shares of Non-Cumulative Perpetual Preferred Stock, Series C, with $1,000 per share liquidation value. Nicolet paid an annual dividend rate of 5% from funding through September 30, 2013, paid 1% for the quarter ended December 31, 2013, (i.e. the ninth full quarter after funding) and has qualified beginning in the first quarter of 2014 for the 1% fixed annual dividend rate for the remainder of the first four and one-half years. Nicolet does not have current plans to repay its SBLF funding. Under the terms of the Agreement, Nicolet is required to provide various information, certifications, and reporting to the Treasury. At March 31, 2014, Nicolet believes it was in compliance with the requirements set by the Treasury in the Agreement. The preferred stock (under SBLF) qualifies as Tier 1 capital for regulatory purposes.

On April 26, 2013, through a private placement to accredited investors under Rule 506 of the Securities Act, the Company raised $2.9 million in capital, issuing 174,016 shares of common stock.

On April 26, 2013, in connection with its acquisition of Mid-Wisconsin, the Company issued 589,159 shares of its common stock at a value of $9.7 million. The $0.4 million of incurred issuance costs was charged against additional paid in capital. As a result of this merger, Nicolet became an SEC-reporting company again and listed its common stock on the Over-the-Counter markets (OTCQB) under the trading symbol of “NCBS.”

On July 9, 2013 banking regulators issued final guidance on how regulatory capital will be calculated going forward. Full provisions of these regulations will go into effect beginning in 2015. Nicolet is determining the effect these regulations will have on future capital needs.

On January 21, 2014, Nicolet’s board of directors approved a resolution authorizing a stock repurchase program whereby Nicolet may utilize up to $6 million to purchase up to 350,000 shares of its outstanding common stock from time to time in the open market or block transactions as market conditions warrant or in private transactions. During the first quarter of 2014, $390,000 was used to repurchase 22,050 shares with a weighted average price of $17.68 per share including commissions.

A summary of Nicolet’s and Nicolet National Bank’s regulatory capital amounts and ratios as of March 31, 2014 and December 31, 2013 are presented in the following table.

Table 17: Capital

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of March 31, 2014:
Nicolet
Total capital	$121,788	14.0%	$69,406	8.0%	N/A	N/A
Tier I capital	112,444	13.0	34,703	4.0	N/A	N/A
Leverage	112,444	9.4	48,058	4.0	N/A	N/A

Nicolet National Bank
Total capital	$115,235	13.5%	$68,434	8.0%	$85,543	10.0%
Tier I capital	105,891	12.4	34,217	4.0	51,326	6.0
Leverage	105,891	8.9	47,576	4.0	59,469	5.0

As of December 31, 2013:
Nicolet
Total capital	$119,050	13.8%	$69,075	8.0%	N/A	N/A
Tier I capital	109,817	12.7	34,538	4.0	N/A	N/A
Leverage	109,817	9.5	46,322	4.0	N/A	N/A

Nicolet National Bank
Total capital	$111,343	13.1%	$68,110	8.0%	$85,138	10.0%
Tier I capital	102,111	12.0	34,055	4.0	51,083	6.0
Leverage	102,111	8.9	43,858	4.0	57,323	5.0

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

NICOLET BANKSHARES, INC.

May 9, 2014	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

May 9, 2014	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer

