Form 10-Q
period 2014-06-30
NICOLET BANKSHARES INC
filed 2014-08-08
CIK 1174850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________to___________

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

As of July 31, 2014 there were 4,114,846 shares of $0.01 par value common stock outstanding.

 Nicolet Bankshares, Inc.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION		PAGE
	Item 1.	Financial Statements:
		Consolidated Balance Sheets June 30, 2014 (unaudited) and December 31, 2013	3
		Consolidated Statements of Income Three Months and Six Months Ended June 30, 2014 and 2013 (unaudited)	4

		Consolidated Statements of Comprehensive Income Three Months and Six Months Ended June 30, 2014 and 2013 (unaudited)	5
		Consolidated Statement of Changes in Stockholders’ Equity Six Months Ended June 30, 2014 (unaudited) Consolidated Statements of Cash Flows Six Months Ended June 30, 2014 and 2013 (unaudited)	6 7
		Notes to Unaudited Consolidated Financial Statements	8-26
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-51
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
	Item 4.	Controls and Procedures	52
PART II	OTHER INFORMATION
	Item 1. Item 1A.	Legal Proceedings Risk Factors	52 52
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
	Item 3.	Defaults Upon Senior Securities	52
	Item 4. Item 5. Item 6.	Mine Safety Disclosures Other Information Exhibits Signatures	52 52 53 53-57

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
Assets
Cash and due from banks	$21,235	$26,556
Interest-earning deposits	60,270	119,364
Federal funds sold	4,083	1,058
Cash and cash equivalents	85,588	146,978
Certificates of deposit in other banks	7,144	1,960
Securities available for sale (“AFS”)	143,655	127,515
Other investments	8,056	7,982
Loans held for sale	3,589	1,486
Loans	860,086	847,358
Allowance for loan losses	(9,642)	(9,232)
Loans, net	850,444	838,126
Premises and equipment, net	28,617	29,845
Bank owned life insurance	26,980	23,796
Accrued interest receivable and other assets	19,699	21,115
Total assets	$1,173,772	$1,198,803
Liabilities and Stockholders’ Equity
Liabilities:
Demand	$190,464	$171,321
Money market and NOW accounts	451,791	492,499
Savings	112,232	97,601
Time	256,634	273,413
Total deposits	1,011,121	1,034,834
Short-term borrowings	3,399	7,116
Notes payable	27,299	32,422
Junior subordinated debentures	12,228	12,128
Accrued interest payable and other liabilities	11,588	7,424
Total liabilities	1,065,635	1,093,924

Stockholders’ Equity:
Preferred equity	24,400	24,400
Common stock	41	42
Additional paid-in capital	47,746	49,616
Retained earnings	34,784	30,138
Accumulated other comprehensive income (“AOCI”)	1,096	666
Total Nicolet Bankshares, Inc. stockholders’ equity	108,067	104,862
Noncontrolling interest	70	17
Total stockholders’ equity and noncontrolling interest	108,137	104,879
Total liabilities, noncontrolling interest and stockholders’ equity	$1,173,772	$1,198,803
Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued	24,400	24,400
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	4,147,226	4,241,044
Common shares issued	4,196,670	4,303,407

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans, including loan fees	$11,616	$9,828	$22,623	$16,609
Investment securities:
Taxable	415	278	833	405
Non-taxable	170	187	343	360
Other interest income	128	65	263	145
Total interest income	12,329	10,358	24,062	17,519
Interest expense:
Money market and NOW accounts	572	463	1,165	977
Savings and time deposits	793	562	1,481	1,049
Short term borrowings	4	6	7	7
Junior subordinated debentures	218	165	435	289
Notes payable	246	344	498	627
Total interest expense	1,833	1,540	3,586	2,949
Net interest income	10,496	8,818	20,476	14,570
Provision for loan losses	675	975	1,350	1,950
Net interest income after provision for loan losses	9,821	7,843	19,126	12,620
Noninterest income:
Service charges on deposit accounts	544	470	1,038	754
Trust services fee income	1,119	1,074	2,224	1,876
Mortgage income	431	714	646	1,586
Brokerage fee income	166	115	326	217
Bank owned life insurance	220	212	434	381
Rent income	288	274	588	524
Investment advisory fees	102	76	212	162
Gain (loss) on sale or writedown of assets, net	(442)	45	308	49
Bargain purchase gain	-	10,435	-	10,435
Other	452	351	864	538
Total noninterest income	2,880	13,766	6,640	16,522
Noninterest expense:
Salaries and employee benefits	5,384	5,555	10,679	9,114
Occupancy, equipment and office	1,737	1,466	3,635	2,570
Business development and marketing	537	473	1,072	898
Data processing	775	572	1,529	995
FDIC assessments	203	130	387	240
Core deposit intangible amortization	315	286	650	434
Other	533	1,104	1,120	1,675
Total noninterest expense	9,484	9,586	19,072	15,926

Income before income tax expense	3,217	12,023	6,694	13,216
Income tax expense	641	547	1,873	966
Net income	2,576	11,476	4,821	12,250
Less: net income attributable to noncontrolling interest	22	19	53	38
Net income attributable to Nicolet Bankshares, Inc.	2,554	11,457	4,768	12,212
Less: preferred stock dividends	61	305	122	610
Net income available to common shareholders	$2,493	$11,152	$4,646	$11,602

Basic earnings per common share	$0.59	$2.79	$1.10	$3.12
Diluted earnings per common share	$0.58	$2.78	$1.08	$3.11
Weighted average common shares outstanding:
Basic	4,212,174	3,999,732	4,227,446	3,717,627
Diluted	4,332,016	4,008,426	4,312,005	3,728,599

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$2,576	$11,476	$4,821	$12,250
Other comprehensive income (loss), net of tax:
Securities available for sale:
Net unrealized holding gains (losses) arising during the period	446	(1,645)	1,045	(1,130)
Less: reclassification adjustment for net (gains) losses realized in net income	-	239	(341)	239
Net unrealized gains (losses) on securities before tax expense	446	(1,406)	704	(891)
Income tax (expense) benefit	(173)	549	(274)	348
Total other comprehensive income (loss)	273	(857)	430	(543)
Comprehensive income	$2,849	$10,619	$5,251	$11,707

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity

	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance December 31, 2013	$24,400	$42	$49,616	$30,138	$666	$17	$104,879
Comprehensive income:
Net income	-	-	-	4,768	-	53	4,821
Other comprehensive income	-	-	-	-	430	-	430
Stock compensation expense	-	-	306	-	-	-	306
Exercise of stock options	-	-	298	-	-	-	298
Issuance of common stock	-	-	29	-	-	-	29
Purchase and retirement of common stock	-	(1)	(2,503)	-	-	-	(2,504)
Preferred stock dividends	-	-	-	(122)	-	-	(122)
Balance, June 30, 2014	$24,400	$41	$47,746	$34,784	$1,096	$70	$108,137

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$4,821	$12,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,796	1,985
Provision for loan losses	1,350	1,950
Increase in cash surrender value of life insurance	(434)	(381)
Stock compensation expense	306	342
Gain on sale or writedown of assets, net	(308)	(49)
Gain on sale of loans held for sale, net	(646)	(1,586)
Proceeds from sale of loans held for sale	31,322	95,965
Origination of loans held for sale	(32,779)	(90,198)
Bargain purchase gain	-	(10,435)
Net change in:
Accrued interest receivable and other assets	270	366
Accrued interest payable and other liabilities	(1,136)	1,354
Net cash provided by operating activities	4,562	11,563
Cash Flows From Investing Activities:
Net increase in certificates of deposit in other banks	(5,184)	-
Net increase in loans	(13,800)	(19,689)
Purchases of securities AFS	(23,107)	(8,711)
Proceeds from sales of securities AFS	4,021	43,945
Proceeds from calls and maturities of securities AFS	8,276	8,089
Purchase of other investments	(74)	(8)
Purchase of premises and equipment	(778)	(1,246)
Proceeds from sales of premises and equipment	7	-
Proceeds from sales of other real estate and other assets	2,159	993
Purchase of bank owned life insurance	(2,750)	-
Net cash received in business combination	-	13,898
Net cash provided (used) by investing activities	(31,230)	37,271
Cash Flows From Financing Activities:
Net decrease in deposits	(23,583)	(54,152)
Net change in short-term borrowings	(3,717)	3,091
Repayments of notes payable	(5,123)	(45,809)
Purchase and retirement of common stock	(2,504)	(63)
Stock issuance costs	-	(401)
Proceeds from issuance of common stock, net	29	3,107
Proceeds from exercise of common stock options	298	206
Noncontrolling interest in joint venture	-	(60)
Cash dividends paid on preferred stock	(122)	(610)
Net cash used by financing activities	(34,722)	(94,691)
Net decrease in cash and cash equivalents	(61,390)	(45,857)
Cash and cash equivalents:
Beginning	$146,978	$82,003
Ending	$85,588	$36,146
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,761	$2,241
Cash paid for taxes	2,060	1,018
Transfer of loans and bank premises to other real estate owned	1,061	2,116
Acquisitions:
Fair value of assets acquired	-	435,692
Fair value of liabilities assumed	-	415,067
Net assets acquired	-	20,625

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recent Accounting Developments Adopted

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2 – Acquisitions

Bank of Wausau: On August 9, 2013, Nicolet National Bank entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”), purchasing selected Bank of Wausau assets and assuming all of its deposits, in a transaction that was effective immediately. The financial position and results of operations of Bank of Wausau prior to its acquisition date were not included in the accompanying consolidated financial statements. The FDIC-assisted transaction carried no loss-share provisions. With the addition of Bank of Wausau’s one branch, Nicolet National Bank operates two branches in Wausau, WI. As of the acquisition date, the transaction added approximately $47 million in assets at fair value, including mostly cash as well as $9.4 million of investments and $12.5 million in loans, of which $1.4 million were classified as Purchase Credit Impaired (“PCI”) loans. Of the $42 million of deposits assumed, $18 million were immediately repriced rate-sensitive certificates of deposit which were subsequently redeemed in full by September 30, 2013. Given the nature and rates of the remaining deposits assumed, no core deposit intangible was recorded. The third quarter of 2013 included approximately $0.2 million pre-tax acquisition costs and a $2.4 million pre-tax bargain purchase gain.

Note 2 – Acquisitions, continued

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

The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Mid-Wisconsin prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The estimated fair values were subject to refinement as additional information relative to the closing date fair values became available through the measurement period of approximately one year from consummation. During the fourth quarter of 2013, there were developments related to an ongoing legal matter acquired in the Mid-Wisconsin transaction. Such litigation was pre-existing at the time of acquisition. The events in the fourth quarter supported a change in estimate of loss on this litigation to $0.9 million, net of tax, which was recorded against the bargain purchase gain of the Mid-Wisconsin transaction and imposed back against 2013 third quarter earnings. No other adjustments to the bargain purchase gain have been recorded.

As of the acquisition date, the transaction added approximately $436 million in assets at fair value, including cash and investments of $133 million, $272 million in loans, of which $15 million were classified as PCI loans, $4 million of core deposit intangible; and $27 million of other assets. Deposits of $346 million and junior subordinated debentures, borrowings and other liabilities of $70 million were acquired in the merger. The excess of assets over liabilities acquired of $20 million less the purchase price of $10 million resulted in a bargain purchase gain of $10 million.

Proforma results for 2014 periods are not necessary as the 2014 actual results fully include both 2013 acquisitions. The following unaudited pro forma information presents the results of operations for the six months ended June 30, 2013, as if the acquisitions had occurred January 1 of that year. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisitions occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

Six Months Ended June 30, 2013
(in thousands)
Total revenues, net of interest expense	$34,117
Net income	11,413

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(In thousands except per share data)
Net income, net of noncontrolling interest	$2,554	$11,457	$4,768	$12,212
Less: preferred stock dividends	61	305	122	610
Net income available to common shareholders	$2,493	$11,152	$4,646	$11,602
Weighted average common shares outstanding	4,212	4,000	4,227	3,718
Effect of dilutive stock instruments	120	8	85	11
Diluted weighted average common shares outstanding	4,332	4,008	4,312	3,729
Basic earnings per common share*	$0.59	$2.79	$1.10	$3.12
Diluted earnings per common share*	$0.58	$2.78	$1.08	$3.11

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

Options to purchase approximately 0.3 million and 0.5 million shares were outstanding at June 30, 2014 and 2013, respectively, but were excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

Note 4 – Stock-based Compensation

Activity in the Company’s Stock Incentive Plans is summarized in the following tables:

Stock Options	Weighted- Average Fair Value of Options Granted	Option Shares Outstanding	Weighted- Average Exercise Price	Exercisable Shares
Balance – December 31, 2012		825,532	$17.70	548,623
Granted	-	-	-
Exercise of stock options		(23,625)	12.96
Forfeited		(8,750)	15.78
Balance – December 31, 2013		793,157	17.86	600,846
Granted	-	-	-
Exercise of stock options		(18,215)	16.35
Forfeited		(4,750)	16.65
Balance – June 30, 2014		770,192	$17.90	614,243

Note 4 – Stock-based Compensation, continued

Options outstanding at June 30, 2014 are exercisable at option prices ranging from $12.50 to $26.00. There are 328,618 options outstanding in the range from $12.50 - $17.00, 395,574 options outstanding in the range from $17.01 - $22.00, and 46,000 options outstanding in the range from $22.01 - $26.00. At June 30, 2014, the exercisable options have a weighted average remaining contractual life of approximately 3 years and a weighted average exercise price of $18.21.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The total intrinsic value of options exercised in the first six months of 2014, and full year of 2013 was approximately $19,000, and $80,000, respectively.

Restricted Stock	Weighted-Average Grant Date Fair Value	Restricted Shares Outstanding
Balance – December 31, 2012	$16.50	54,475
Granted	16.51	26,506
Vested*	16.50	(18,258)
Forfeited	16.50	(360)
Balance – December 31, 2013	16.50	62,363
Granted	-	-
Vested *	16.50	(12,919)
Forfeited	-	-
Balance – June 30, 2014	$16.50	49,444

*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly 2,519 shares were surrendered during the six months ended June 30, 2014 and 5,606 shares were surrendered during 2013.

The Company recognized approximately $306,000 and $342,000 of stock-based employee compensation expense during the six months ended June 30, 2014 and 2013, respectively, associated with its stock equity awards. As of June 30, 2014, there was approximately $1.3 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately four years.

Note 5- Securities Available for Sale

Amortized costs and fair values of securities available for sale are summarized as follows:

	June 30, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$1,532	$6	$1	$1,537
State, county and municipals	76,446	996	375	77,067
Mortgage-backed securities	62,946	676	694	62,928
Corporate debt securities	220	-	-	220
Equity securities	715	1,188	-	1,903
	$141,859	$2,866	$1,070	$143,655

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. government sponsored enterprises	$2,062	$3	$8	$2,057
State, county and municipals	54,594	1,058	613	55,039
Mortgage-backed securities	68,642	585	1,348	67,879
Corporate debt securities	220	-	-	220
Equity securities	905	1,415	-	2,320
	$126,423	$3,061	$1,969	$127,515

Note 5- Securities Available for Sale, continued

The following table represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprises	$143	$1	$-	$-	$143	$1
State, county and municipals	17,281	94	12,938	281	30,219	375
Mortgage-backed securities	2,752	20	26,753	674	29,505	694
	$20,176	$115	$39,691	$955	$59,867	$1,070

	December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprises	$511	$8	$-	$-	$511	$8
State, county and municipals	17,697	613	-	-	17,697	613
Mortgage-backed securities	36,687	1,240	2,920	108	39,607	1,348
	$54,895	$1,861	$2,920	$108	$57,815	$1,969

As of June 30, 2014, the Company does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the six-month period ending June 30, 2014 or 2013.

The amortized cost and fair values of securities available for sale at June 30, 2014 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fair values of securities are estimated based on financial models or prices paid for the same or similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	June 30, 2014
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$5,220	$5,276
Due in one year through five years	62,344	62,986
Due after five years through ten years	9,549	9,471
Due after ten years	1,085	1,091
	78,198	78,824
Mortgage-backed securities	62,946	62,928
Equity securities	715	1,903
Securities available for sale	$141,859	$143,655

Proceeds from sales of securities available for sale during the first six months of 2014 and 2013 were approximately $4.0 million and $43.9 million, respectively. Net gains of approximately $341,000 and $239,000 were realized on sales of securities during the first six months of 2014 and 2013, respectively.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality

The loan composition as of June 30, 2014 and December 31, 2013 is summarized as follows.

	Total
	June 30, 2014		December 31, 2013
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$269,377	31.3%	$253,674	29.9%
Owner-occupied commercial real estate (“CRE”)	187,225	21.8	187,476	22.1
Agricultural (“AG”) production	13,982	1.6	14,256	1.7
AG real estate	41,934	4.9	37,057	4.4
CRE investment	79,639	9.3	90,295	10.7
Construction & land development	45,504	5.3	42,881	5.1
Residential construction	11,895	1.4	12,535	1.5
Residential first mortgage	154,713	18.0	154,403	18.2
Residential junior mortgage	50,244	5.8	49,363	5.8
Retail & other	5,573	0.6	5,418	0.6
Loans	860,086	100.0%	847,358	100.0%
Less allowance for loan losses	9,642		9,232
Loans, net	$850,444		$838,126
Allowance for loan losses to loans	1.12%		1.09%

	Originated
	June 30, 2014		December 31, 2013
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$242,150	37.4%	$227,572	36.5%
Owner-occupied CRE	129,315	20.0	127,759	20.5
AG production	4,653	0.7	3,230	0.5
AG real estate	18,189	2.8	13,596	2.2
CRE investment	50,929	7.9	60,390	9.7
Construction & land development	34,501	5.3	30,277	4.9
Residential construction	11,895	1.8	12,475	2.0
Residential first mortgage	110,084	17.0	104,180	16.7
Residential junior mortgage	40,913	6.3	39,207	6.3
Retail & other	4,847	0.8	4,192	0.7
Loans	$647,476	100.0%	$622,878	100.0%

	Acquired
	June 30, 2014		December 31, 2013
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$27,227	12.8%	$26,102	11.6%
Owner-occupied CRE	57,910	27.2	59,717	26.6
AG production	9,329	4.4	11,026	4.9
AG real estate	23,745	11.2	23,461	10.5
CRE investment	28,710	13.5	29,905	13.3
Construction & land development	11,003	5.2	12,604	5.6
Residential construction	-	-	60	0.1
Residential first mortgage	44,629	21.0	50,223	22.4
Residential junior mortgage	9,331	4.4	10,156	4.5
Retail & other	726	0.3	1,226	0.5
Loans	$212,610	100.0%	$224,480	100.0%

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

The allocation methodology used by the Company includes specific allocations for impaired loans evaluated individually for impairment based on collateral values and for the remaining loan portfolio collectively evaluated for impairment primarily based on historical loss rates and other qualitative factors. Loan charge-offs and recoveries are based on actual amounts charged-off or recovered by loan category. Management allocates the ALLL by pools of risk within each loan portfolio. Due to the short period of time since the acquisitions and consistent with acquisition accounting rules, no ALLL has been recorded on acquired loans since acquisition or at June 30, 2014.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the six months ended June 30, 2014:

	TOTAL – Six Months Ended June 30, 2014
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,798	$766	$18	$59	$505	$4,970	$229	$544	$321	$22	$9,232
Provision	2,007	584	26	213	62	(2,174)	(62)	411	136	147	1,350
Charge-offs	(534)	(268)	-	-	-	(12)	-	(123)	(9)	(33)	(979)
Recoveries	10	14	-	-	8	-	-	1	-	6	39
Net charge-offs	(524)	(254)	-	-	8	(12)	-	(122)	(9)	(27)	(940)
Ending balance	$3,281	$1,096	$44	$272	$575	$2,784	$167	$833	$448	$142	$9,642
As percent of ALLL	34.0%	11.4%	0.5%	2.8%	6.0%	28.9%	1.7%	8.6%	4.6%	1.5%	100%

ALLL:
Individually evaluated	$213	$-	$-	$-	$-	$420	$-	$-	$-	$-	$633
Collectively evaluated	3,068	1,096	44	272	575	2,364	167	833	448	142	9,009
Ending balance	$3,281	$1,096	$44	$272	$575	$2,784	$167	$833	$448	$142	$9,642

Loans:
Individually evaluated	$332	$1,999	$27	$459	$1,913	$4,358	$-	$1,319	$438	$-	$10,845
Collectively evaluated	269,045	185,226	13,955	41,475	77,726	41,146	11,895	153,394	49,806	5,573	849,241
Total loans	$269,377	$187,225	$13,982	$41,934	$79,639	$45,504	$11,895	$154,713	$50,244	$5,573	$860,086

Less ALLL	$3,281	$1,096	$44	$272	$575	$2,784	$167	$833	$448	$142	$9,642
Net loans	$266,096	$186,129	$13,938	$41,662	$79,064	$42,720	$11,728	$153,880	$49,796	$5,431	$850,444

	Originated – Six Months Ended June 30, 2014
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,798	$766	$18	$59	$505	$4,970	$229	$544	$321	$22	$9,232
Provision	1,983	577	26	213	62	(2,186)	(62)	320	127	147	1,207
Charge-offs	(510)	(252)	-	-	-	-	-	(32)	-	(33)	(827)
Recoveries	10	5	-	-	8	-	-	1	-	6	30
Net charge-offs	(500)	(247)	-	-	8	-	-	(31)	-	(27)	(797)
Ending balance	$3,281	$1,096	$44	$272	$575	$2,784	$167	$833	$448	$142	$9,642
As percent of ALLL	34.0%	11.4%	0.5%	2.8%	6.0%	28.9%	1.7%	8.6%	4.6%	1.5%	100%

ALLL:
Individually evaluated	$213	$-	$-	$-	$-	$420	$-	$-	$-	$-	$633
Collectively evaluated	3,068	1,096	44	272	575	2,364	167	833	448	142	9,009
Ending balance	$3,281	$1,096	$44	$272	$575	$2,784	$167	$833	$448	$142	$9,642

Loans:
Individually evaluated	$323	$1,042	$-	$-	$-	$3,879	$-	$-	$-	$-	$5,244
Collectively evaluated	241,827	128,273	4,653	18,189	50,929	30,622	11,895	110,084	40,913	4,847	642,232
Total loans	$242,150	$129,315	$4,653	$18,189	$50,929	$34,501	$11,895	$110,084	$40,913	$4,847	$647,476

Less ALLL	$3,281	$1,096	$44	$272	$575	$2,784	$167	$833	$448	$142	$9,642
Net loans	$238,869	$128,219	$4,609	$17,917	$50,354	$31,717	$11,728	$109,251	$40,465	$4,705	$637,834

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Acquired – Six Months Ended June 30, 2014
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Provision	$24	$7	$-	$-	$-	$12	$-	$91	$9	$-	$143
Charge-offs	(24)	(16)	-	-	-	(12)	-	(91)	(9)	-	(152)
Recoveries	-	9	-	-	-	-	-	-	-	-	9
Loans:
Individually evaluated	$9	$957	$27	$459	$1,913	$479	$-	$1,319	$438	$-	$5,601
Collectively evaluated	27,218	56,953	9,302	23,286	26,797	10,524	-	43,310	8,893	726	207,009
Total loans	$27,227	$57,910	$9,329	$23,745	$28,710	$11,003	$-	$44,629	$9,331	$726	$212,610

The following table presents the balance and activity in the ALLL by portfolio segment at or for the six months ended June 30, 2013.

	TOTAL – Six Months Ended June 30, 2013
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,969	$1,069	$-	$-	$337	$2,580	$137	$685	$312	$31	$7,120
Provision	170	259	5	12	485	802	36	128	57	(4)	1,950
Charge-offs	(475)	(113)	-	-	(639)	(36)	-	(86)	(83)	(11)	(1,443)
Recoveries	21	2	-	-	-	-	-	6	1	1	31
Net charge-offs	(454)	(111)	-	-	(639)	(36)	-	(80)	(82)	(10)	(1,412)
Ending balance	$1,685	$1,217	$5	$12	$183	$3,346	$173	$733	$287	$17	$7,658
As percent of ALLL	22.0%	15.9%	0.1%	0.2%	2.4%	43.7%	2.3%	9.5%	3.7%	0.2%	100%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	1,685	1,217	5	12	183	3,346	173	733	287	17	7,658
Ending balance	$1,685	$1,217	$5	$12	$183	$3,346	$173	$733	$287	$17	$7,658

Loans:
Individually evaluated	$3	$1,800	$-	$-	$688	$-	$-	$1,099	$-	$137	$3,727
PCI Loans	1	1,746	22	611	4,858	790	-	2,295	257	-	10,580
Collectively evaluated	245,852	177,555	13,092	38,372	111,718	36,964	10,288	137,861	48,672	5,865	826,239
Total loans	$245,856	$181,101	$13,114	$38,983	$117,264	$37,754	$10,288	$141,255	$48,929	$6,002	$840,546

Less ALLL	$1,685	$1,217	$5	$12	$183	$3,346	$173	$733	$287	$17	$7,658
Net loans	$244,171	$179,884	$13,109	$38,971	$117,081	$34,408	$10,115	$140,522	$48,642	$5,985	$832,888

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired as of June 30, 2014 and December 31, 2013.

(in thousands)	June 30, 2014	% to Total	December 31, 2013	% to Total
Commercial & industrial	$517	7.2%	$68	0.7%
Owner-occupied CRE	1,975	27.4	1,087	10.6
AG production	27	0.4	11	0.1
AG real estate	461	6.4	448	4.3
CRE investment	1,607	22.3	4,631	45.1
Construction & land development	479	6.7	1,265	12.3
Residential construction	-	-	-	-
Residential first mortgage	1,671	23.2	2,365	23.0
Residential junior mortgage	461	6.4	262	2.6
Retail & other	-	-	129	1.3
Nonaccrual loans - Total	$7,198	100.0%	$10,266	100.0%

		Originated
(in thousands)	June 30, 2014	% to Total	December 31, 2013	% to Total
Commercial & industrial	$486	26.0%	$67	8.9%
Owner-occupied CRE	1,042	56.0	-	-
AG production	-	-	-	-
AG real estate	-	-	-	-
CRE investment	-	-	40	5.3
Construction & land development	-	-	-	-
Residential construction	-	-	-	-
Residential first mortgage	299	16.1	442	58.9
Residential junior mortgage	35	1.9	73	9.7
Retail & other	-	-	129	17.2
Nonaccrual loans - Originated	$1,862	100.0%	$751	100.0%

		Acquired
(in thousands)	June 30, 2014	% to Total	December 31, 2013	% to Total
Commercial & industrial	$31	0.6%	$1	0.1%
Owner-occupied CRE	933	17.5	1,087	11.4
AG production	27	0.5	11	0.1
AG real estate	461	8.6	448	4.7
CRE investment	1,607	30.1	4,591	48.2
Construction & land development	479	9.0	1,265	13.3
Residential construction	-	-	-	-
Residential first mortgage	1,372	25.7	1,923	20.2
Residential junior mortgage	426	8.0	189	2.0
Retail & other	-	-	-	-
Nonaccrual loans - Acquired	$5,336	100.0%	$9,515	100.0%

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present total past due loans by portfolio segment as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non-accrual	Current	Total
Commercial & industrial	$377	$517	$268,483	$269,377
Owner-occupied CRE	-	1,975	185,250	187,225
AG production	20	27	13,935	13,982
AG real estate	-	461	41,473	41,934
CRE investment	767	1,607	77,265	79,639
Construction & land development	165	479	44,860	45,504
Residential construction	-	-	11,895	11,895
Residential first mortgage	201	1,671	152,841	154,713
Residential junior mortgage	-	461	49,783	50,244
Retail & other	-	-	5,573	5,573
Total loans	$1,530	$7,198	$851,358	$860,086
As a percent of total loans	0.2%	0.8%	99.0%	100.0%

	December 31, 2013
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$-	$68	$253,606	$253,674
Owner-occupied CRE	1,247	1,087	185,142	187,476
AG production	-	11	14,245	14,256
AG real estate	-	448	36,609	37,057
CRE investment	491	4,631	85,173	90,295
Construction & land development	-	1,265	41,616	42,881
Residential construction	-	-	12,535	12,535
Residential first mortgage	387	2,365	151,651	154,403
Residential junior mortgage	12	262	49,089	49,363
Retail & other	12	129	5,277	5,418
Total loans	$2,149	$10,266	$834,943	$847,358
As a percent of total loans	0.3%	1.2%	98.5%	100.0%

A description of the loan risk categories used by the Company follows:

1-4 Pass: Credits exhibit adequate cash flows, appropriate management and financial ratios within industry norms and/or are supported by sufficient collateral. Some credits in these rating categories may require a need for monitoring but elements of concern are not severe enough to warrant an elevated rating.

5 Watch: Credits with this rating are adequately secured and performing but are being monitored due to the presence of various short-term weaknesses which may include unexpected, short-term adverse financial performance, managerial problems, potential impact of a decline in the entire industry or local economy and delinquency issues. Loans to individuals or loans supported by guarantors with marginal net worth or collateral may be included in this rating category.

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

The following tables present total loans by loan grade as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$253,077	$10,232	$802	$5,266	$-	$-	$269,377
Owner-occupied CRE	177,898	3,891	1,758	3,678	-	-	187,225
AG production	13,569	42	-	371	-	-	13,982
AG real estate	31,408	9,679	61	786	-	-	41,934
CRE investment	75,434	2,141	-	2,064	-	-	79,639
Construction & land development	34,717	2,463	-	8,324	-	-	45,504
Residential construction	11,378	-	-	517	-	-	11,895
Residential first mortgage	151,525	1,203	-	1,985	-	-	154,713
Residential junior mortgage	49,241	42	-	961	-	-	50,244
Retail & other	5,562	11	-	-	-	-	5,573
Total loans	$803,809	$29,704	$2,621	$23,952	$-	$-	$860,086
Percent of total	93.5%	3.4%	0.3%	2.8%	-	-	100%

	December 31, 2013
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$240,626	$7,134	$722	$5,192	$-	$-	$253,674
Owner-occupied CRE	174,070	6,605	2,644	4,157	-	-	187,476
AG production	13,631	267	-	358	-	-	14,256
AG real estate	26,058	10,159	62	778	-	-	37,057
CRE investment	83,475	1,202	15	5,603	-	-	90,295
Construction & land development	31,051	2,229	119	9,482	-	-	42,881
Residential construction	12,187	-	-	348	-	-	12,535
Residential first mortgage	150,343	1,365	-	2,695	-	-	154,403
Residential junior mortgage	48,886	215	-	262	-	-	49,363
Retail & other	5,274	15	-	129	-	-	5,418
Total loans	$785,601	$29,191	$3,562	$29,004	$-	$-	$847,358
Percent of total	92.8%	3.4%	0.4%	3.4%	-	-	100%

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

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present impaired loans as of June 30, 2014 and December 31, 2013. As a further breakdown, impaired loans are also summarized by originated and acquired for the periods presented. PCI loans acquired in the 2013 acquisitions were initially recorded at a fair value of $16.7 million on their respective acquisition dates, net of an initial $12.2 million nonaccretable mark and a zero accretable mark. At June 30, 2014, $5.6 million of the $16.7 million remain in impaired loans. Included in the June 30, 2014 and December 31, 2013 impaired loans is one troubled debt restructuring totaling $3.9 million described below under “Troubled Debt Restructurings.”

	Total Impaired Loans – June 30, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial*	$332	$341	$213	$167	$14
Owner-occupied CRE	1,999	3,033	-	1,543	111
AG production	27	95	-	18	5
AG real estate	459	560	-	451	12
CRE investment	1,913	5,351	-	3,210	131
Construction & land development*	4,358	4,939	420	6,869	65
Residential construction	-	-	-	-	-
Residential first mortgage	1,319	2,664	-	1,514	86
Residential junior mortgage	438	847	-	305	11
Retail & Other	-	-	-	-	-
Total	$10,845	$17,830	$633	$14,077	$435

	Originated – June 30, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial*	$323	$323	$213	$162	$13
Owner-occupied CRE	1,042	1,042	-	521	45
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development*	3,879	3,879	420	6,048	20
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$5,244	$5,244	$633	$6,731	$78

	Acquired – June 30, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$9	$18	$-	$5	$1
Owner-occupied CRE	957	1,991	-	1,022	66
AG production	27	95	-	18	5
AG real estate	459	560	-	451	12
CRE investment	1,913	5,351	-	3,210	131
Construction & land development	479	1,060	-	821	45
Residential construction	-	-	-	-	-
Residential first mortgage	1,319	2,664	-	1,514	86
Residential junior mortgage	438	847	-	305	11
Retail & Other	-	-	-	-	-
Total	$5,601	$12,586	$-	$7,346	$357

*One commercial and industrial loan with a balance of $323,000 had a specific reserve of $213,000. One construction and land development loan with a balance of $3.9 million had a specific reserve of $420,000. No other loans had a related allowance at June 30, 2014 and, therefore, the above disclosure was not expanded to include loans with and without a related allowance.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Total Impaired Loans – December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$1	$140	$-	$1	$3
Owner-occupied CRE	1,086	4,151	-	1,268	169
AG production	9	76	-	11	5
AG real estate	443	558	-	443	9
CRE investment	4,507	9,056	-	4,592	451
Construction & land development**	9,379	10,580	3,204	9,406	178
Residential construction	-	-	-	-	-
Residential first mortgage	1,708	4,177	-	1,827	215
Residential junior mortgage	172	703	-	198	26
Retail & Other	-	36	-	-	3
Total	$17,305	$29,477	$3,204	$17,746	$1,059

Originated – December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$-	$-	$-	$-	$-
Owner-occupied CRE	-	-	-	-	-
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development**	8,217	8,217	3,204	8,215	43
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$8,217	$8,217	$3,204	$8,215	$43

	Acquired – December 31, 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$1	$140	$-	$1	$3
Owner-occupied CRE	1,086	4,151	-	1,268	169
AG production	9	76	-	11	5
AG real estate	443	558	-	443	9
CRE investment	4,507	9,056	-	4,592	451
Construction & land development	1,162	2,363	-	1,191	135
Residential construction	-	-	-	-	-
Residential first mortgage	1,708	4,177	-	1,827	215
Residential junior mortgage	172	703	-	198	26
Retail & other	-	36	-	-	3
Total	$9,088	$21,260	$-	$9,531	$1,016

**One loan with a balance of $3.9 million and a reserve of $3.2 million is included within the construction and land development category. No other loans had a related allowance at December 31, 2013 and, therefore, the above disclosure was not expanded to include loans with and without a related allowance.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

Troubled Debt Restructurings

At June 30, 2014, there were five loans classified as troubled debt restructurings totaling $4.3 million. One loan had a premodification balance of $3.9 million and at June 30, 2014, had a balance of $3.9 million, was in compliance with its modified terms, was not past due, and was included in impaired loans with a specific reserve allocation of approximately $420,000. This loan is performing but is disclosed as impaired as a result of its classification as a troubled debt restructuring. The remaining four loans had a combined premodification balance of $438,000 and a combined outstanding balance of $407,000 at June 30, 2014. There were no other loans which were modified and classified as troubled debt restructurings at June 30, 2014. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted as of June 30, 2014. Loans which were considered troubled debt restructurings by Mid-Wisconsin prior to the acquisition were not required to be classified as troubled debt restructurings in the Company’s financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

Note 7- Notes Payable

The Company had the following long term notes payable:

(in thousands)	June 30, 2014	December 31, 2013
Joint venture note	$9,799	$9,922
Federal Home Loan Bank (“FHLB”) advances	17,500	22,500
Notes payable	$27,299	$32,422

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

The Company’s FHLB advances are all fixed rate, require interest-only monthly payments, and have maturities through February 2018. The weighted average rate of FHLB advances was 1.36% at June 30, 2014 and 1.85% at December 31, 2013. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which totaled approximately $91.5 million and $85.9 million at June 30, 2014 and December 31, 2013, respectively.

The following table shows the maturity schedule of the notes payable as of June 30, 2014:

Maturing in	(in thousands)
2014	$6,125
2015	5,762
2016	14,412
2017	-
2018	1,000
$27,299

Note 8 - Junior Subordinated Debentures

The Company’s carrying value of junior subordinated debentures was $12.2 million at June 30, 2014 and $12.1 million at December 31, 2013. In July 2004 Nicolet Bankshares Statutory Trust I (the “Statutory Trust”), issued $6.0 million of guaranteed preferred beneficial interests (“trust preferred securities”) that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of the Statutory Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Statutory Trust to purchase $6.2 million of junior subordinated debentures of the Company, which pay an 8% fixed rate. Interest on these debentures is current. The debentures may be redeemed in part or in full, on or after July 15, 2009 at par plus any accrued but unpaid interest. The maturity date of the debenture, if not redeemed, is July 15, 2034.

As part of the Mid-Wisconsin acquisition, the Company assumed $10.3 million of junior subordinated debentures related to $10.0 million of issued trust preferred securities. The trust preferred securities and the debentures mature on December 15, 2035 and have a floating rate of the three-month LIBOR plus 1.43% adjusted quarterly. Interest on these debentures is current. The debentures may be called at par in part or in full, on or after December 15, 2010 or within 120 days of certain events. At acquisition in April 2013 the debentures were recorded at a fair value of $5.8 million, with the discount being accreted to interest expense over the remaining life of the debentures. At June 30, 2014, the carrying value of these junior debentures was $6.0 million and the $5.7 million carrying value of related trust preferred securities qualifies as Tier 1 capital.

Note 9 - Fair Value Measurements

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

Note 9 - Fair Value Measurements, continued

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented. There were no changes in Level 3 values to report during the first six months of 2014.
		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
U.S. government sponsored enterprises	$1,537	$-	$1,537	$-
State, county and municipals	77,067	-	76,190	877
Mortgage-backed securities	62,928	-	62,928	-
Corporate debt securities	220	-	-	220
Equity securities	1,903	1,903	-	-
Securities AFS, June 30, 2014	$143,655	$1,903	$140,655	$1,097

(in thousands)
U.S. government sponsored enterprises	$2,057	$-	$2,057	$-
State, county and municipals	55,039	-	54,162	877
Mortgage-backed securities	67,879	-	67,879	-
Corporate debt securities	220	-	-	220
Equity securities	2,320	2,320	-	-
Securities AFS, December 31, 2013	$127,515	$2,320	$124,098	$1,097

The following is a description of the valuation methodologies used by the Company for the items noted in the tables above. Where quoted market prices on securities exchanges are available, the investment is classified as Level 1. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include mortgage-related securities and obligations of state, county and municipals. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include auction rate securities available for sale (for which there has been no liquid market since 2008) and corporate debt securities. At June 30, 2014 and December 31, 2013, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on receipt of par from refinances for the auction rate securities and the internal analysis on the corporate debt securities.

The following table presents the Company’s impaired loans and other real estate owned (“OREO”) measured at fair value on a nonrecurring basis for the periods presented.

Measured at Fair Value on a Nonrecurring Basis
		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2014:
Impaired loans	$10,212	$-	$-	$10,212
OREO	1,502	-	-	1,502
December 31, 2013:
Impaired loans	$14,101	$-	$-	$14,101
OREO	1,987	-	-	1,987

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

Note 9 - Fair Value Measurements, continued

The Company is required under accounting guidance to report the fair value of all financial instruments in the consolidated balance sheets, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013 are shown below.

	June 30, 2014
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$85,588	$85,588	$85,588	$-	$-
Certificates of deposit in other banks	7,144	7,172	-	7,172	-
Securities AFS	143,655	143,655	1,903	140,655	1,097
Other investments	8,056	8,056	-	5,915	2,141
Loans held for sale	3,589	3,589	3,589	-	-
Loans, net	850,444	854,732	-	-	854,732
Bank owned life insurance	26,980	26,980	26,980	-	-

Financial liabilities:
Deposits	$1,011,121	$1,013,407	$-	$-	$1,013,407
Short-term borrowings	3,399	3,399	3,399	-	-
Notes payable	27,299	30,316	-	30,316	-
Junior subordinated debentures	12,228	12,215	-	-	12,215

	December 31, 2013
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$146,978	$146,978	$146,978	$-	$-
Certificates of deposit in other banks	1,960	1,983	-	1,983	-
Securities AFS	127,515	127,515	2,320	124,098	1,097
Other investments	7,982	7,982	-	5,841	2,141
Loans held for sale	1,486	1,486	1,486	-	-
Loans, net	838,126	842,758	-	-	842,758
Bank owned life insurance	23,796	23,796	23,796	-	-

Financial liabilities:
Deposits	$1,034,834	$1,036,564	$-	$-	$1,036,564
Short-term borrowings	7,116	7,116	7,116	-	-
Notes payable	32,422	32,548	-	32,548	-
Junior subordinated debentures	12,128	12,704	-	-	12,704

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

Securities AFS: Fair values for securities are based on quoted market prices on securities exchanges, when available, which is considered a Level 1 measurement. If quoted market prices are not available, fair value is generally determined using pricing models widely used in the industry, quoted market prices of securities with similar characteristics, or discounted cash flows, which is considered a Level 2 measurement, and Level 3 was deemed appropriate for auction rate securities (for which there has been no liquid market since 2008) and corporate debt securities which include trust preferred security instruments. The corporate debt securities were acquired in the Mid-Wisconsin acquisition and valued based on a discounted cash flow analysis and the underlying credit quality of the issuer. The fair value approximates the cost at acquisition. For other investments, the carrying amount of Federal Reserve Bank, Bankers Bank, Farmer Mac, and FHLB stock is a reasonably accepted fair value estimate given their restricted nature. Fair value is the redeemable (carrying) value based on the redemption provisions of the instruments which is considered a Level 2 measurement. The carrying amount of the remaining other investments (particularly common stocks of companies or other banks that are not publicly traded) approximates their fair value, determined primarily by analysis of company financial statements and recent capital issuances of the respective companies or banks, if any, and represents a Level 3 measurement.

Note 9 - Fair Value Measurements, continued

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

Off-balance-sheet instruments: The estimated fair value of letters of credit at June 30, 2014 and December 31, 2013 was insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2014 and December 31, 2013.

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

At June 30, 2014, total assets were $1.2 billion and net income for the six months ended June 30, 2014 was $4.8 million. When comparing 2014 results to prior year periods, the timing of Nicolet’s 2013 acquisitions impacts the 2013 financial results and comparisons to 2014. These acquisitions (collectively referred to as the “2013 acquisitions”) consisted of the predominantly stock-for-stock acquisition of Mid-Wisconsin Financial Services, Inc. (“Mid-Wisconsin”), which was consummated on April 26, 2013, and the FDIC-assisted transaction to acquire Bank of Wausau, which was effective August 9, 2013. The transactions were accounted for under the acquisition method of accounting, and thus, the results of operations of the acquired entities prior to their respective consummation dates were not included in the accompanying consolidated financial statements. The eleven banking branches of Mid-Wisconsin and the one branch of Bank of Wausau opened as Nicolet National Bank branches on April 29 and August 10, 2013, respectively. At acquisition, the Mid-Wisconsin transaction increased total assets by $435 million, total liabilities by $415 million, common equity by approximately $9.3 million, and resulted in a bargain purchase gain of $10.4 million during the second quarter of 2013. In the third quarter of 2013, a $0.9 million negative adjustment was recorded to that bargain purchase gain relative to a change in estimate of a now settled legal action. The 2013 income statement also included approximately $1.7 million (approximately $0.1 million and $1.6 million in the first and second quarters, respectively, of 2013) of pre-tax, non-recurring merger related expenses tied to preparation for, consummation of and integration of Mid-Wisconsin into the Company. On a smaller scale, the Bank of Wausau transaction increased total assets by $47 million at acquisition (of which $18 million of cash was used during the month of September 2013 to immediately redeem rate-sensitive certificates of deposit), and resulted in a pre-tax bargain purchase gain of $2.4 million and approximately $0.2 million of pre-tax, non-recurring merger related expenses recorded in the third quarter of 2013. Finally, acquisition accounting requires assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition, which impacted various ratios, but most notably asset quality measures (as loans are recorded directly at their estimated fair value and no addition to the allowance for loan losses is recorded at consummation) and taxes. Therefore, the 2014 results include both acquisitions fully, while the six months ended June 30, 2013, includes approximately two months of Mid-Wisconsin and no results of Bank of Wausau. For additional details, see “Note 2 – Acquisitions” and “Note 6 – Loans, Allowance for Loan Losses, and Credit Quality” in the Notes to the Unaudited Consolidated Financial Statements, and “--Income Taxes” within this document.

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

●	economic, political and competitive forces affecting Nicolet’s banking and wealth management businesses;

●	changes in interest rates, monetary policy and general economic conditions, which may impact Nicolet’s net interest income;
●	potential difficulties in integrating the operations of Nicolet with those of acquired entities, if any;
●	compliance or operational risks related to new products, services, ventures, or lines of business, if any, that Nicolet may pursue or implement; and
●	the risk that Nicolet’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements. Nicolet specifically disclaims any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

Critical Accounting Policies

The consolidated financial statements of Nicolet are prepared in conformity with U.S. GAAP and follow general practices within the industry in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the consolidated financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the valuation of loans acquired in the 2013 acquisitions, as well as the determination of the allowance for loan losses and income taxes and, therefore, are critical accounting policies.

Business Combinations and Valuation of Loans Acquired in Business Combinations

We account for acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities, where it was not possible to estimate the acquisition date fair value upon consummation. Once management has finalized the fair values of acquired assets and assumed liabilities within this 12-month period, management considers such values to be the Day 1 Fair Values. This was completed for the Mid-Wisconsin transaction during the second quarter of 2014 and will be completed for the Bank of Wausau transaction in the third quarter of 2014.

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

In determining the Day 1 Fair Values of acquired loans, management calculates a non-accretable difference (the credit mark component of the acquired loans) and an accretable difference (the market rate or yield component of the acquired loans). The non-accretable difference is the difference between the undiscounted contractually required payments and the undiscounted cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to the accretable, and nonaccretable differences which would have a positive impact on interest income.

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

The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at June 30, 2014. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the ALLL. These agencies may require Nicolet to make additions to the ALLL based on their judgments of collectability based on information available to them at the time of their examination.

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

The following discussion is Nicolet management’s analysis of the consolidated financial condition as of June 30, 2014 and December 31, 2013 and results of operations for the three and six-month periods ended June 30, 2014 and 2013. It should be read in conjunction with Nicolet’s audited consolidated financial statements as of December 31, 2013 and 2012, and for the two years ended December 31, 2013, included in Nicolet’s Annual Report on Form 10-K.

Performance Summary

Nicolet reported net income of $4.8 million for the six months ended June 30, 2014, compared to $12.2 million for the first six months of 2013. After $122,000 of preferred stock dividends, first half 2014 net income available to common shareholders was $4.6 million, or $1.08 per diluted common share. Comparatively, after $610,000 of preferred stock dividends, first half 2013 net income available to common shareholders was $11.6 million, or $3.11 per diluted common share. Beginning in the fourth quarter of 2013, given growth in qualifying small business loans, Nicolet qualified for a 1% annual dividend rate on its preferred stock issued to the U.S. Treasury related to its participation in the Small Business Lending Fund (“SBLF”), compared to the previous 5% annual rate, resulting in the $488,000 reduction in preferred stock dividends between the first six months of 2014 and 2013. Income statement results and average balances for the first half 2014 fully include the 2013 acquisitions, while, as noted previously, the first half of 2013 included approximately two months of the Mid-Wisconsin acquisition only, as well as the related $10.4 million of bargain purchase gain and pre-tax non-recurring expenses of approximately $1.7 million.

●
Net interest income was $20.5 million for the first half of 2014, an increase of $5.9 million or 40% over $14.6 million for the first half of 2013. The improvement was predominantly volume related, given the timing of the 2013 acquisitions, but was also favorably impacted by an increase in interest rate spread on higher average earning assets. On a tax-equivalent basis, the net interest margin for the first half of 2014 was 3.79%, up 5 basis points (“bps”) from 3.74% for the comparable 2013 period. The cost of interest-bearing liabilities was 0.79%, 12 bps lower than the first half of 2013, while the average yield on earning assets was 4.45%, 4 bps lower than first half 2013, resulting in an 8 bps improvement in the interest rate spread between the comparable six-month periods.

●
Loans were $860 million at June 30, 2014, up $13 million or 2% over $847 million at December 31, 2013, and up $19 million or 2% over $841 million at June 30, 2013. Removing the $284 million of loans added at acquisition (i.e. removing $272 million from Mid-Wisconsin from both June 30, 2014 and 2013, and $12 million from Bank of Wausau from June 30, 2014), loans grew organically 1% between the first six-month periods. Between the comparative six-month periods, average loans grew 31%, at $851 million in 2014 yielding 5.31%, compared to $651 million in 2013 yielding 5.09%.

●
Total deposits were $1.01 billion at June 30, 2014, down $24 million or 2% from $1.03 billion at December 31, 2013 (following a customary pattern of deposit decline historically following year ends through the first six-month periods), and up $103 million or 11% over $908 million in total deposits a year ago. Removing the $370 million of deposits added at acquisition (i.e. removing $346 million from Mid-Wisconsin from both June 30, 2014 and 2013, and $24 million net deposits acquired from Bank of Wausau given the quick redemption of $18 million of rate-sensitive certificates of deposit from June 30, 2014), deposits grew organically 14% between the first six-month periods. Between the comparative six-month periods, average total deposits grew 47%, at $1.02 billion in 2014, with interest-bearing deposits costing 0.62%, compared to $699 million in 2013, with interest-bearing deposits costing 0.69%.

●
Asset quality measures were strong at June 30, 2014, though were impacted initially by the 2013 acquisitions. Nonperforming assets were $8.7 million at June 30, 2014, down 29% from year end 2013 and down 51% from a year ago. Nonperforming assets represented 0.74%, 1.02% and 1.62% of total assets at June 30, 2014, December 31, 2013, and June 30, 2013, respectively. The allowance for loan losses was $9.6 million or 1.12% of loans at June 30, 2014 (impacted by the 2013 acquisitions adding no allowance for loan losses while adding $284 million to loans at acquisition), compared to $9.2 million or 1.09%, respectively at year end 2013, and $7.7 million or 0.91%, respectively at June 30, 2013. The provision for loan losses was $1.4 million with net charge offs of $0.9 million for the first half of 2014, versus provision of $2.0 million with $1.4 million of net charge offs for the comparable 2013 period.

●
Noninterest income was $6.6 million for the first six months of 2014 (including $0.3 million net gain on sales or writedowns of assets) compared to $16.5 million for the first half of 2013 (including $10.4 million of bargain purchase gain and net gain on sale of assets, combined). Removing these net gains, noninterest income was up $0.3 million or 5% between the six-month periods. Notable increases over prior year, largely due to increased business from the expanded size of the Company, were in service charges (up $0.3 million or 38%), trust fee income (up $0.3 million or 19%), brokerage fee income (up $0.1 million or 50%) and other income (up $0.3 million or 61%, mostly attributable to income from higher debit card volumes). Mortgage income was down $0.9 million or 59% between the six-month periods, resulting from a significantly more robust mortgage market a year ago where production was strong until the start of third quarter 2013 when production slowed dramatically largely in response to rising mortgage rates.

30

●
Noninterest expense was $19.1 million for the first half of 2014, up $3.1 million or 20% over the first half of 2013; however, excluding $1.7 million of non-recurring merger-based expenses (of which approximately $1 million was in personnel and $0.7 million was in other expense) incurred in the 2013 period, expenses were up 35%. The increase in most all noninterest expense line items is predominantly due to the larger operating base from the 2013 acquisitions being fully included in 2014 and only partially included in the first half of 2013. Most notably, between the six-month periods, salaries and benefits were up $1.6 million or 17% (or up 32% excluding the 2013 merger-based expense, given the larger workforce and merit increases between the years), occupancy was up $0.6 million or 42% (given the larger operating base and a harsher winter), office expense was up $0.4 million or 41% (given the larger operating base, as well as continued integration on systems and phones), processing costs were up $0.5 million or 54% (mostly commensurate with growth in the number of accounts), and core deposit intangible amortization increased $0.2 million or 50%, fully attributable to the Mid-Wisconsin merger. Other expense was down $0.7 million, as the 2013 period included $0.7 million of non-recurring merger-based expense.

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

Comparison of the six months ending June 30, 2014 versus 2013

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $20.5 million in the first six months of 2014, 40% higher than $14.6 million in the first six months of 2013. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $329,000 and $275,000 for the first six months of 2014 and 2013, respectively, resulting in taxable equivalent net interest income of $20.8 million and $14.8 million, respectively.

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

Table 1: Year-To-Date Net Interest Income Analysis

	For the Six Months Ended June 30,
	2014			2013
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$851,033	$22,686	5.31%	$651,256	$16,658	5.09%
Investment securities
Taxable	86,676	833	1.92%	57,508	402	1.40%
Tax-exempt (2)	41,539	609	2.93%	28,889	585	4.05%
Other interest-earning assets	112,790	263	0.47%	51,205	149	0.58%
Total interest-earning assets	1,092,038	$24,391	4.45%	788,858	$17,794	4.49%
Cash and due from banks	36,078			4,449
Other assets	64,996			59,991
Total assets	$1,193,112			$853,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$103,854	$128	0.25%	$63,812	$98	0.31%
Interest-bearing demand	205,956	752	0.74%	135,395	591	0.88%
MMA	273,851	396	0.29%	197,793	370	0.38%
Core CDs and IRAs	231,590	1,123	0.98%	156,038	851	1.10%
Brokered deposits	43,871	247	1.13%	35,589	116	0.66%
Total interest-bearing deposits	859,122	2,646	0.62%	588,627	2,026	0.69%
Other interest-bearing liabilities	53,722	940	3.48%	61,679	923	2.98%
Total interest-bearing liabilities	912,844	3,586	0.79%	650,306	2,949	0.91%
Noninterest-bearing demand	165,177			110,189
Other liabilities	7,997			6,656
Total equity	107,094			86,147
Total liabilities and stockholders’ equity	$1,193,112			$853,298
Net interest income and rate spread		$20,805	3.66%		$14,845	3.58%
Net interest margin			3.79%			3.74%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Table 2: Year-To-Date Volume/Rate Variance

Comparison of the six months ended June 30, 2014 versus 2013 follows:
	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net
Earning assets

Loans	$5,296	$732	$6,028
Investment securities
Taxable	251	180	431
Tax-exempt	213	(189)	24
Other interest-earning assets	100	14	114

Total interest-earning assets	$5,860	$737	$6,597

Interest-bearing liabilities
Savings deposits	$52	$(22)	$30
Interest-bearing demand	270	(109)	161
MMA	122	(96)	26
Core CDs and IRAs	375	(103)	272
Brokered deposits	32	99	131

Total interest-bearing deposits	851	(231)	620
Other interest-bearing liabilities	(30)	47	17

Total interest-bearing liabilities	821	(184)	637
Net interest income	$5,039	$921	$5,960

Table 3: Quarterly Net Interest Income Analysis

	For the Three Months Ended June 30,
	2014			2013
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$855,315	$11,647	5.40%	$754,352	$9,860	5.18%
Investment securities
Taxable	85,326	415	1.95%	88,622	275	1.24%
Tax-exempt (2)	46,062	312	2.71%	31,792	309	3.89%
Other interest-earning assets	96,859	128	0.52%	32,580	69	0.85%
Total interest-earning assets	1,083,562	$12,502	4.58%	907,346	$10,513	4.60%
Cash and due from banks	29,367			2,271
Other assets	64,725			78,244
Total assets	$1,177,654			$987,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$107,025	$67	0.25%	$78,476	$50	0.25%
Interest-bearing demand	208,668	384	0.74%	154,196	286	0.74%
MMA	262,779	185	0.28%	203,043	172	0.34%
Core CDs and IRAs	229,251	614	1.08%	195,713	443	0.91%
Brokered deposits	36,509	115	1.26%	41,876	74	0.71%
Total interest-bearing deposits	844,232	1,365	0.65%	673,304	1,025	0.61%
Other interest-bearing liabilities	50,815	468	3.64%	82,810	515	2.46%
Total interest-bearing liabilities	895,047	1,833	0.82%	756,114	1,540	0.81%
Noninterest-bearing demand	165,909			129,978
Other liabilities	8,885			7,196
Total equity	107,813			94,573
Total liabilities and stockholders’ equity	$1,177,654			$987,861
Net interest income and rate spread		$10,669	3.76%		$8,973	3.79%
Net interest margin			3.90%			3.92%

(1)           Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Table 4: Quarterly Volume/Rate Variance

Comparison of the three months ended June 30, 2014 versus 2013 follows:
	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net
Earning assets

Loans	$1,343	$444	$1,787
Investment securities
Taxable	(1)	141	140
Tax-exempt	113	(110)	3
Other interest-earning assets	44	15	59

Total interest-earning assets	$1,499	$490	$1,989

Interest-bearing liabilities
Savings deposits	$18	$(1)	$17
Interest-bearing demand	100	(2)	98
MMA	45	(32)	13
Core CDs and IRAs	83	88	171
Brokered deposits	(11)	52	41

Total interest-bearing deposits	235	105	340
Other interest-bearing liabilities	(137)	90	(47)

Total interest-bearing liabilities	98	195	293
Net interest income	$1,401	$295	$1,696

Table 5: Interest Rate Spread, Margin and Average Balance Mix — Taxable-Equivalent Basis

	Six Months Ended June 30,
	2014			2013
(in thousands)	Average Balance	% of Earning Assets	Yield/Rate	Average Balance	% of Earning Assets	Yield/Rate
Total loans	$851,033	77.9%	5.31%	$651,256	82.6%	5.09%

Securities and other earning assets	241,005	22.1%	1.42%	137,602	17.4%	1.65%
Total interest-earning assets	$1,092,038	100%	4.45%	$788,858	100%	4.49%

Interest-bearing liabilities	$912,844	83.6%	0.79%	$650,306	82.4%	0.91%

Noninterest-bearing funds, net	179,194	16.4%		138,552	17.6%
Total funds sources	$1,092,038	100%	0.66%	$788,858	100%	0.75%
Interest rate spread			3.66%			3.58%
Contribution from net free funds			0.13%			0.16%
Net interest margin			3.79%			3.74%

Taxable-equivalent net interest income was $20.8 million for the first six months of 2014, an increase of $6.0 million or 40% over the same period in 2013. The increase in taxable-equivalent net interest income was predominantly volume related, given the timing of the acquisitions, but was also favorably impacted by an increase in interest rate spread. Taxable equivalent interest income increased $6.6 million (or 37%) between the six-month periods driven by loans (including $5.3 million more interest income from higher loan volumes and $0.7 million from higher loan yields, aided by higher levels of purchase-accounting loan accretion on acquired loans). Interest expense increased only $0.6 million (or 22%) between the periods driven mainly by interest-bearing deposits (including $0.8 million more interest expense from higher volumes, offset by $0.2 million less interest expense from lower deposit rates.)

The taxable-equivalent net interest margin was 3.79% for the six months of 2014, up 5 bps over the first six months of 2013, with a decrease in the cost of funds to 0.79% (down 12 bps), offset by a lower earning asset yield of 4.45% (down 4 bps) and a 3 bps decrease in net free funds. The cost of funds between the six-month periods has benefited from a lower rate structure acquired with the 2013 acquisitions and rate reductions made particularly in commercial deposit products. In general, there has been and will be underlying downward margin pressure as assets mature in this prolonged low-rate environment, with current reinvestment rates substantially lower than previous rates and less opportunity to offset such with similar changes in the already low cost of funds; however, in 2014 such pressure continues to be mitigated partly by the favorable income from acquired loans.

The earning asset yield was influenced mainly by loans, representing 78% of average earning assets and yielding 5.31% for first six months of 2014, compared to 83% and 5.09%, respectively, for the first six months of 2013. The 22 bps improvement in loan yield between the six-month periods was aided in part by the positive rate profile of acquired loans. The earning asset yield was also supported by a higher mix of investments (representing 12% versus 11% of average earning assets between the six-month periods) which yield more than other interest earning assets (representing 10% versus 6% of average earning assets, and which carried a higher proportion of low-earning cash in the first half of 2014 versus 2013). All other interest earning assets combined yielded 1.42%, down 23 bps compared to the first half of 2013, mainly from the higher mix of low-earning cash noted above.

Nicolet’s cost of funds continued its favorable decline during the low-rate environment, at 0.79% for the first six months of 2014, 12 bps lower than the first six months of 2013. The average cost of interest-bearing deposits (which represent over 90% of average interest-bearing liabilities for both periods), was 0.62% for the first six months of 2014, down 7 bps versus the first six months of 2013, with favorable rate variances in all deposit categories except brokered deposits. Lower-costing transactional deposits (savings, checking and MMA) saw rate declines in response to reductions made across products between the years, while such balances continued to rise. Average brokered deposit balances increased nominally for the comparable six-month periods but their cost increased from 0.66% in 2013 to 1.13% in 2014, as longer-termed funding replaced maturing shorter-term instruments. The cost of other interest-bearing liabilities (comprised of short- and long-term borrowings) increased to 3.48%, up 50 bps between the six-month periods, from 2013 favorable rates on short-term advances, prepayment in 2013 of $10 million in higher-costing advances, and the 2013 acquisition at fair value of a lower-rate junior subordinated debenture.

Average interest-earning assets were $1.1 billion for the first six months of 2014, $303 million or 38% higher than the first six months of 2013, led by a $200 million increase in average loans (to $851 million or 78% of interest earning assets) and a $103 million increase in all other interest-earning assets combined (to $241 million or 22% of earning assets), both heavily influenced by the size and timing of the 2013 acquisitions, and a higher level of low-earning cash balances.

Average interest-bearing liabilities were $913 million, up $263 million or 40% over the first six months of 2013, led by a $262 million increase in non-brokered interest-bearing deposits (to $815 million or 89% of average interest-bearing liabilities), an $8 million increase in average brokered deposits (to $44 million), and an $8 million decrease in average other interest-bearing liabilities (to $54 million), both heavily influenced by the size and timing of the acquisitions in 2013.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2014 and 2013 was $1.4 million and $2.0 million, respectively, exceeding net charge offs of $0.9 million and $1.4 million, respectively. Asset quality trends remained relatively strong with continued resolutions of problem loans. The ALLL was $9.6 million (1.12% of loans) at June 30, 2014, compared to $9.2 million (1.09% of loans) at December 31, 2013 and notably higher than $7.7 million (0.91% of loans) at June 30, 2013, which was shortly after the acquisition of Mid-Wisconsin. The ALLL to loans ratio was impacted most after each of the 2013 acquisitions, which combined at their acquisition dates added no ALLL to the numerator and $284 million of loans into the denominator. As events occur in the acquired loan portfolios, an ALLL will be established for this pool of assets as appropriate. Growth in the ALLL to loans ratio is mostly a result of the provision for loan losses exceeding net charge offs.

Nonperforming loans continue to improve. Nonperforming loans were declining prior to the acquisitions, starting at $7.0 million (or 1.3% of total loans) at December 31, 2012, decreasing to $2.7 million (or 0.5% of loans) at March 31, 2013, increasing to a high of $17.4 million (or 2.0% of loans) at September 30, 2013, and declining to $7.2 million (or 0.84% of loans) at June 30, 2014. Of the nonaccrual loans initially acquired in the 2013 acquisitions, $5.3 million remain which is included in the $7.2 million of nonaccruals at June 30, 2014.

The provision for loan losses is predominantly a function of Nicolet’s methodology and judgment as to qualitative and quantitative factors used to determine the adequacy of the ALLL. The adequacy of the ALLL is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies in each portfolio segment, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. For additional information regarding asset quality and the ALLL, see “Balance Sheet Analysis — Loans,” “— Allowance for Loan and Lease Losses,” and “— Impaired Loans and Nonperforming Assets.

Noninterest Income

Table 6: Noninterest Income

	For the three months ended June 30,				For the six months ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
(in thousands)
Service charges on deposit accounts	$544	$470	$74	15.7%	$1,038	$754	$284	37.7%
Trust services fee income	1,119	1,074	45	4.2	2,224	1,876	348	18.6
Mortgage income	431	714	(283)	(39.6)	646	1,586	(940)	(59.3)
Brokerage fee income	166	115	51	44.3	326	217	109	50.2
Bank owned life insurance (“BOLI”)	220	212	8	3.8	434	381	53	13.9
Rent income	288	274	14	5.1	588	524	64	12.2
Investment advisory fees	102	76	26	34.2	212	162	50	30.9
Gain on sale or writedown of assets, net	(442)	45	(487)	N/M *	308	49	259	N/M *
Bargain purchase gain (“BPG”)	-	10,435	(10,435)	N/M *	-	10,435	(10,435)	N/M *
Other income	452	351	101	28.8	864	538	326	60.6
Total noninterest income	$2,880	$13,766	$(10,886)	(79.1)%	$6,640	$16,522	$(9,882)	(59.8)%
Noninterest income without BPG and net gains	$3,322	$3,286	$36	1.1%	$6,332	$6,038	$294	4.9%
*N/M means not meaningful.

Comparison of the six months ending June 30, 2014 versus 2013

Noninterest income was $6.6 million for the first six months of 2014 (including $0.3 million of net gain on sales of assets), compared to $16.5 million for the first half of 2013 (including $10.5 million of combined bargain purchase gain and net gain on sale of assets). Removing these net gains, noninterest income was up $0.3 million or 4.9% between the six-month periods.

The bargain purchase gain recognized from the Mid-Wisconsin acquisition was calculated as the difference in the fair value of the net assets acquired less the consideration paid. Net gain on sale or writedown of assets was $0.3 million and $49,000 for the six months of 2014 and 2013, respectively. The 2014 activity consisted of a $0.3 million gain on the sale of an equity security holding, a $0.6 million net gain on sales of OREO, and a $0.6 million write-down of an acquired former branch building moved to OREO in second quarter 2014. The 2013 activity consisted of $0.3 million of net gains on OREO sales, offset by $0.2 million net losses on sales of investments (mainly the result of selling a large portion of the acquired investment portfolio in second quarter to prepay higher costing debt assumed in the Mid-Wisconsin acquisition).

Service charges on deposit accounts were $1.0 million for the first six months of 2014, up $0.3 million or 37.7% over the comparable period of 2013. The increase resulted from greater service charges on deposits given the higher deposit balances and number of accounts from the acquisitions and from higher non-sufficient funds fees.

Trust service fees increased to $2.2 million for the first six months of 2014, up $0.3 million or 18.6% over the comparable 2013 period. In addition to the larger base of customers acquired through the merger, there was continued market improvement over last year on assets under management, on which fees are based. Similarly, brokerage fees were $0.3 million, up $0.1 million or 50.2% over the first six months of 2013, from increased legacy business, market improvements and to a lesser degree from the merger. Management believes the expanded footprint of the bank should provide growth potential for wealth management in future periods.

Mortgage income represents net gains received from the sale of residential real estate loans service-released into the secondary market and to a small degree, some related income. Residential refinancing activity and new purchase activity remained steady for the first six months of 2013; however, mortgage production slowed considerably during the last half of 2013 and into 2014, largely in response to rising mortgage rates and certain mortgage regulation changes. As a result, mortgage income in the first six months of 2014 was $0.6 million compared to $1.6 million for the first half of 2013. While business has picked up in the second quarter of 2014, levels still trail 2013. The change between six-month periods was not significantly impacted by the acquisitions.

The remaining income categories included modest first half 2014 increases compared to the first half of 2013. BOLI income was $0.4 million for the first six months of 2014, up $53,000 or 13.9% from the comparable period in 2013 as a result of the $4.3 million increase of BOLI acquired in the Mid-Wisconsin transaction. An additional $2.8 million of BOLI was purchased during June 2014 but given the timing did not impact the 2014 year-to-date average balance. Rent income, investment advisory fees and other noninterest income combined were $1.7 million for the first six months of 2014 compared to $1.2 million for the comparable 2013 period, with the majority of the increase due to ancillary fees tied to deposit-related products, most particularly debit card, check cashing and wire fee income.

Noninterest Expense

Table 7: Noninterest Expense

	For the three months ended June 30,				For the six months ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
(in thousands)
Salaries and employee benefits	$5,384	$5,555	$(171)	(3.1)%	$10,679	$9,114	$1,565	17.2%
Occupancy, equipment and office	1,737	1,466	271	18.5	3,635	2,570	1,065	41.4
Business development and marketing	537	473	64	13.5	1,072	898	174	19.4
Data processing	775	572	203	35.5	1,529	995	534	53.7
FDIC assessments	203	130	73	56.2	387	240	147	61.3
Core deposit intangible amortization	315	286	29	10.1	650	434	216	49.8
Other	533	1,104	(571)	(51.7)	1,120	1,675	(555)	(33.1)
Total noninterest expense	$9,484	$9,586	$(102)	(1.1)%	$19,072	$15,926	$3,146	19.8%

Comparison of the six months ending June 30, 2014 versus 2013

Total noninterest expense was $19.1 million for the first six months of 2014, up $3.1 million, or 19.8% over the first six months of 2013; however, excluding the $1.7 million of non-recurring merger-based expenses (of which approximately $1 million was in personnel and $0.7 million was in other expense) incurred in the 2013 period, expenses were up 35%. The increase in most all noninterest expense line items is predominantly due to the larger operating base from the 2013 acquisitions being fully included in 2014 and only partially included in the first half of 2013.

Salaries and employee benefits expense was $10.7 million for the first half of 2014, up $1.6 million or 17.2% (or up 32.1% excluding the 2013 non-recurring merger-based expense), over the comparable 2013 period. The increase was partially attributable to the growing workforce from the acquisitions (though less than a one-to-one increase as a result of realization of operating efficiencies) and was also impacted by merit increases between the years, higher health insurance premiums, and increased 401k expense. Average full time equivalent employees for the first half of 2014 were 289, up 28% versus 226 for the comparable 2013 period.

Occupancy, equipment and office expense increased $1.1 million to $3.6 million for the first six months of 2014 compared to 2013. This 41.4% increase is in line with the addition of 12 branches from the acquisitions which more than doubled the physical facilities and related expenses. Utilities, rent, snowplowing, and other occupancy expenses increased proportionately in conjunction with the acquisitions, however, a harsher 2014 winter, continued integration on systems and phones, and postage resulted in higher expense between the six-month periods.

Business development and marketing expense increased $0.2 million between the comparable six-month periods. This 19.4% increase includes a greater focus on growth in new markets, including television costs, and higher expense on promotional materials.

Data processing expenses, which are primarily volume-based, rose $0.5 million or 53.7% between the six-month periods, in line with the increase in number of accounts and continued integration of systems. FDIC assessments increased by $0.1 million, mainly given the increase in assets (on which the assessments are based) between the six-month periods. Core deposit intangible amortization increased $0.2 million, attributable to the core deposit intangible recorded with the Mid-Wisconsin acquisition.

Other expense decreased $0.6 million (or 33.1%) to $1.1 million for the first six months of 2014. The first half of 2013 carried non-recurring merger-based expenses (mainly consulting and legal fees) of $0.7 million; without these direct costs, other expense increased modestly by $0.1 million, with the largest variance being an $89,000 increase in foreclosure and OREO expense given the higher amount of OREO acquired and worked.

Income Taxes

For the first six months of 2014, income tax expense was $1.9 million compared to $1.0 million for the same period of 2013. Tax expense for 2014 includes a $0.5 million tax benefit recorded to the deferred tax asset in the second quarter due to the increased ability to utilize net operating losses under the Internal Revenue Code section 382 following the one-year evaluation period related to the acquisition. Tax expense for the first six months of 2013 was influenced by the $10 million bargain purchase gain related to the Mid-Wisconsin acquisition which was a tax free transaction. The effective tax rate was 28% for the first half of 2014 compared to 7% for the same period in 2013. Excluding the deferred tax adjustment and the bargain purchase gain, effective tax rates were approximately 35% for both six-month periods. GAAP requires that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. No valuation allowance was determined to be necessary as of June 30, 2014 or December 31, 2013.

Comparison of the three months ending June 30, 2014 versus 2013

Nicolet reported net income of $2.6 million for the three months ended June 30, 2014, compared to $11.5 million for the comparable period of 2013, with second quarter 2013 including $10.4 million bargain purchase gain and approximately $1.5 million of non-recurring pre-tax merger-related expenses. Net income available to common shareholders for the second quarter of 2014 was $2.5 million, or $0.58 per diluted common share, compared to net income available to common shareholders of $11.2 million, or $2.78 per diluted common share, for the second quarter of 2013. Income statement results and average balances for second quarter 2013 include approximately two months of activity from Mid-Wisconsin, while those for the second quarter of 2014 include fully the results of both the Mid-Wisconsin and Bank of Wausau acquisitions.

Taxable equivalent net interest income was $10.7 million for second quarter 2014, up $1.7 million or 19% over second quarter 2013, with $1.4 million of the increase due to volume variances from the larger post-merger balance sheet and $0.3 million from rate variances driven by a higher loan yield.

The earning asset yield was 4.58% for second quarter 2014, 2 bps lower than second quarter 2013, mainly due to a decline in the yield on non-loan earning assets which had a combined yield of 1.50%, down 21 bps from second quarter 2013. The earning asset yield was also influenced by the non-loan earning asset mix which represented a higher percentage of average earning assets (21% for second quarter 2014 versus 17% for second quarter 2013) and carried a higher proportion of low-earning cash between the three-month periods. Loans yielded 5.40%, up 22 bps over second quarter 2013, aided by the positive rate profile of acquired loans.

Between the second quarter periods, the cost of funds increased 1 bp to 0.82% in 2014 versus 2013. This relatively unchanged position is due to a higher proportion of interest bearing liabilities in our lower costing transaction-based deposits (i.e. savings, checking and MMA balances combined represented 65% of average interest bearing liabilities versus 58%, and all showed equal or lower rates than the year ago period in response to rate reductions made to related products). Rates on all term-based funding (i.e. core CDs and IRAs, brokered deposits and other wholesale funding) rose between the second quarter periods, though their combined balances represented 35% of average interest bearing liabilities versus 42% in the second quarter 2013. A portion of brokered deposits and other wholesale funds were paid down post-acquisition (with second quarter 2013 carrying a $0.2 million recovery of prepayment penalty on delayed payoff of acquired FHLB advances), and those renewed were generally at extended maturities, for interest rate risk considerations, at higher rates. Core CDs and IRAs cost more between the second quarter periods, largely from the conclusion in February 2014 of a favorable fair value mark on acquired CDs.

Noninterest income was $2.9 million for second quarter 2014 as compared to $13.8 million for the second quarter 2013, (or $3.3 million without the bargain purchase gain). Mortgage fee income was down $0.3 million due to lower production. Net gain on sale or writedown of assets for second quarter 2014 consisted of a $0.6 million writedown of an acquired former branch building moved to OREO offset by a $0.2 million net gain on OREO resolutions, while second quarter 2013 included $0.3 million of net gains on OREO sales offset by $0.2 million net losses on sales of investments (mainly the result of selling a large portion of the acquired investment portfolio in second quarter to prepay higher costing debt assumed in the Mid-Wisconsin acquisition). The remaining noninterest income categories were comparable between the second quarters, in light of the larger operating base and timing of 2013 acquisitions.

Noninterest expense was $9.5 million for the second quarter of 2014, down $0.1 million from second quarter 2013; however, excluding the $1.5 million of non-recurring merger-based expenses (approximately $1 million in personnel costs and $0.5 million other expenses) incurred in the 2013 period, expenses were up 16.7%, reflecting proportionate increases as a result of the timing of the 2013 acquisitions. Salaries and employee benefits declined slightly between the second quarter periods, but were up 18.2% excluding the impact of the above-noted merger costs, and reflective of only two months of merged activity in 2013 and merit increases between the years. Period end full time equivalent employees have remained nearly unchanged from June 30, 2013 to June 30, 2014. FDIC assessments were up 56.2% from the prior year as a result of the larger asset size upon which assessments are based. Other expenses (including legal, consulting and audit expense) decreased $0.6 million between the second quarter periods, primarily due to the above-noted merger costs in the 2013 period. The remaining expense categories reflected proportional increases, considering second quarter 2013 only included two months of merged activity.

The provision for loan losses for the three months ended June 30, 2014 and 2013 was $0.7 million and $1.0 million respectively. Net charge offs for the quarter ending June 30, 2014 were $0.3 million compared to $0.9 million for the same period in 2013. At June 30, 2014, the ALLL was $9.6 million (or 1.12% of total loans) compared to $7.7 million (or 0.91% of total loans) at June 30, 2013.

Income tax expense was $0.6 million and $0.5 million for the second quarters of 2014 and 2013, respectively. The effective tax rates were 19.9% for second quarter 2014 (impacted by the $0.5 million tax benefit recorded to the deferred tax asset in the quarter related to net operating loss utilization potential) and 4.5% for second quarter 2013 (impacted by the tax free nature of the Mid-Wisconsin acquisition).

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

Nicolet’s primary lending function is to make commercial loans, consisting of commercial and industrial business loans, agricultural production, and owner-occupied commercial real estate loans; CRE loans, consisting of commercial investment real estate loans, agricultural real estate, and construction and land development loans; residential real estate loans, including residential first mortgages, residential junior mortgages (such as home equity loans and lines), and to a lesser degree residential construction loans; and retail and other loans.

Total loans were $860 million at June 30, 2014 compared to $847 million at December 31, 2013. This $13 million increase represented 2% growth in the first half of 2014 and $20 million or 2% growth over the balance at June 30, 2013. Removing the $284 million of loans added at acquisition (i.e. removing $272 million from Mid-Wisconsin from both June 30, 2014 and 2013, and $12 million from Bank of Wausau from June 30, 2014), loans grew organically 1% between the June 30 periods.

Table 8: Period End Loan Composition

	June 30, 2014		December 31, 2013		June 30, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$269,377	31.3%	$253,674	29.9%	$245,856	29.3%
Owner-occupied CRE	187,225	21.8	187,476	22.1	181,101	21.5
Ag production	13,982	1.6	14,256	1.7	13,114	1.6
Ag real estate	41,934	4.9	37,057	4.4	38,983	4.6
CRE investment	79,639	9.3	90,295	10.7	117,264	14.0
Construction & land development	45,504	5.3	42,881	5.1	37,754	4.5
Residential construction	11,895	1.4	12,535	1.5	10,288	1.2
Residential first mortgage	154,713	18.0	154,403	18.2	141,255	16.8
Residential junior mortgage	50,244	5.8	49,363	5.8	48,929	5.8
Retail & other	5,573	0.6	5,418	0.6	6,002	0.7
Total loans	$860,086	100%	$847,358	100%	$840,546	100%

Broadly, commercial-based loans (i.e. commercial, agricultural, CRE and construction loans combined) versus retail-based loans (i.e. residential real estate and other retail loans) were unchanged at 74% commercial-based and 26% retail-based at June 30, 2014 and December 31, 2013. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.

Commercial and industrial loans consist primarily of commercial loans to small businesses and, to a lesser degree, to municipalities within a diverse range of industries. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans increased $16 million since year end 2013. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and increased to 31.3% of the total portfolio at June 30, 2014, up from 29.9% at December 31, 2013.

Owner-occupied CRE loans declined to 21.8% of loans at June 30, 2014 from 22.1% at December 31, 2013 and primarily consist of loans within a diverse range of industries secured by business real estate that is occupied by borrowers (i.e. who operate their businesses out of the underlying collateral) and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral.

Agricultural production and agricultural real estate loans combined consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland. In total, the agricultural loans increased $5 million since year end 2013, representing 6.5% of total loans at June 30, 2014, versus 6.1% at December 31, 2013.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. The balance of these loans declined $11 million since year end 2013, declining as a percent of loans from 10.7% to 9.3% at June 30, 2014.

Loans in the construction and land development portfolio represent 5.3% of total loans at June 30, 2014 and such loans provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis. Lending on originated loans in this area declined steadily both in total dollars and as a percentage of the portfolio over the past several years, with the 2013 increase attributable to the 2013 acquisitions. Since December 31, 2013, balances have increased $3 million but remained relatively consistent as a percent of loans given the overall increase in total loan balances since year end.

On a combined basis, Nicolet’s residential real estate loans represent 25.2% of total loans at June 30, 2014, down 0.3% from December 31, 2013. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. Across the industry, home equities generally involve loans that are in second or junior lien positions, but Nicolet has secured many such loans in a first lien position, further mitigating the portfolio risks. Nicolet has not experienced significant losses in its residential real estate loans; however, if market values in the residential real estate markets decline, particularly in Nicolet’s market area, falling loan-to-value ratios could cause an increase in the provision for loan losses. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. Mortgage loans retained in the portfolio are typically of high quality and have historically had low net charge off rates. While mortgage loans normally hold terms of 30 years, Nicolet’s portfolio mortgages have an average contractual life of less than 15 years.

Loans in the retail and other classification represent less than 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and/or guaranty positions. The loan balances in this portfolio remained relatively unchanged from December 31, 2013 to June 30, 2014.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2014, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

Allowance for Loan and Lease Losses

In addition to the discussion that follows, see also Note 1, “Basis of Presentation,” and Note 6, “Loans, Allowance for Loan Losses and Credit Quality,” in the Notes to the Unaudited Consolidated Financial Statements.

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

At June 30, 2014, the ALLL was $9.6 million compared to $9.2 million at December 31, 2013. The six-month increase was a result of a 2014 provision of $1.4 million offset by 2014 net charge offs of $0.9 million. Comparatively, the provision for loan losses in the first six months of 2013 was $2.0 million and net charge offs were $1.4 million. Annualized net charge offs as a percent of average loans were 0.22% in the first half of 2014 compared to 0.49% for the first half of 2013 and 0.54% for the entire year of 2013. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ratio of the ALLL as a percentage of period-end loans was 1.12% at June 30, 2014 compared to 1.09% at December 31, 2013 and 0.91% at June 30, 2013. The ALLL to loans ratio was impacted most after each of the 2013 acquisitions, which combined at their acquisition dates added no ALLL to the numerator and $284 million to the denominator. As events occur in the acquired loan portfolios, an ALLL will be established for this pool of assets as appropriate. At June 30, 2014 $9.6 million of the ALLL was reserved against loans (representing 1.49% of originated loans).

The largest portions of the ALLL were allocated to construction and land development loans and commercial & industrial loans combined, representing 62.9% and 73.3% of the ALLL at June 30, 2014 and December 31, 2013, respectively. The decrease allocation to these categories since December 31, 2013 was the result of changes to allowance allocations as additional qualitative factors are refined, creating a more ratable distribution of the provision across categories.

Table 9: Loan Loss Experience

	For the six months ended		Year ended
(in thousands)	June 30, 2014	June 30, 2013	December 31, 2013
Allowance for loan losses (ALLL):
Balance at beginning of period	$9,232	$7,120	$7,120
Provision for loan losses	1,350	1,950	6,200
Charge-offs	979	1,443	4,238
Recoveries	39	31	150
Net charge-offs	940	1,412	4,088
Balance at end of period	$9,642	$7,658	$9,232

Net loan charge-offs (recoveries):
Commercial & industrial	$524	$454	$534
Owner-occupied CRE	254	111	1,851
Agricultural production	-	-	-
Agricultural real estate	-	-	-
CRE investment	(8)	639	992
Construction & land development	12	36	304
Residential construction	-	-	-
Residential first mortgage	122	80	148
Residential junior mortgage	9	82	189
Retail & other	27	10	70
Total net loans charged-off	$940	$1,412	$4,088

ALLL to total loans	1.12%	0.91%	1.09%
ALLL to net charge-offs	1,026%	542%	226%
Net charge-offs to average loans, annualized	0.22%	0.49%	0.54%

The allocation of the ALLL is based on Nicolet’s estimate of loss exposure by category of loans and is shown in Table 10 for June 30, 2014 and December 31, 2013.

Table 10: Allocation of the Allowance for Loan Losses
(in thousands)	June 30, 2014	% of Loan Type to Total Loans	December 31, 2013	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$3,281	31.3%	$1,798	29.9%
Owner-occupied CRE	1,096	21.8	766	22.1
Agricultural production	44	1.6	18	1.7
Agricultural real estate	272	4.9	59	4.4
CRE investment	575	9.3	505	10.7
Construction & land development	2,784	5.3	4,970	5.1
Residential construction	167	1.4	229	1.5
Residential first mortgage	833	18.0	544	18.2
Residential junior mortgage	448	5.8	321	5.8
Retail & other	142	0.6	22	0.6
Total ALLL	$9,642	100%	$9,232	100%

ALLL category as a percent of total ALLL:
Commercial & industrial	34.0%		19.5%
Owner-occupied CRE	11.4		8.3
Agricultural production	0.5		0.2
Agricultural real estate	2.8		0.6
CRE investment	6.0		5.5
Construction & land development	28.9		53.8
Residential construction	1.7		2.5
Residential first mortgage	8.6		5.9
Residential junior mortgage	4.6		3.5
Retail & other	1.5		0.2
Total ALLL	100%		100%

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $7.2 million (consisting of $1.9 million originated loans and $5.3 million acquired loans) at June 30, 2014 compared to $10.3 million at December 31, 2013. Nonperforming assets (which include nonperforming loans and OREO) were $8.7 million at June 30, 2014 compared to $12.3 million at December 31, 2013. OREO decreased from $2.0 million at year end 2013 to $1.5 million at June 30, 2014. OREO at June 30, 2014 included a branch which was moved from active to inactive status and written to a fair value of $0.2 million resulting in a $0.6 million charge to second quarter earnings. Nonperforming assets as a percent of total assets were 0.74% at June 30, 2014 compared to 1.02% at December 31, 2013.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $16.8 million (2.0% of loans) and $18.7 million (2.2% of loans) at June 30, 2014 and December 31, 2013, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 11: Nonperforming Assets

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Nonaccrual loans:
Commercial & industrial	$517	$68	$4
Owner-occupied CRE	1,975	1,087	3,546
Agricultural production	27	11	22
Agricultural real estate	461	448	611
CRE investment	1,607	4,631	5,546
Construction & land development	479	1,265	790
Residential construction	—	—	—
Residential first mortgage	1,671	2,365	3,394
Residential junior mortgage	461	262	257
Retail & other	—	129	135
Total nonaccrual loans	7,198	10,266	14,307
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$7,198	$10,266	$14,307
CRE investment	$558	$935	$360
Owner-occupied CRE	259	—	604
Construction & land development	418	854	1,925
Residential real estate owned	67	198	471
Bank property real estate owned	200	—	—
OREO	1,502	1,987	3,360
Total nonperforming assets	$8,700	$12,253	$17,667
Total restructured loans accruing	$3,879	$3,862	$—
Ratios
Nonperforming loans to total loans	0.84%	1.21%	1.70%
Nonperforming assets to total loans plus OREO	1.01%	1.44%	2.09%
Nonperforming assets to total assets	0.74%	1.02%	1.62%
ALLL to nonperforming loans	134.0%	89.9%	43.4%
ALLL to total loans	1.12%	1.09%	0.91%

Table 12: Investment Securities Portfolio

	June 30, 2014			December 31, 2013
(in thousands)	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Government sponsored enterprises	$1,532	$1,537	1%	$2,062	$2,057	2%
State, county and municipals	76,446	77,067	54%	54,594	55,039	43%
Mortgage-backed securities	62,946	62,928	44%	68,642	67,879	53%
Corporate debt securities	220	220	-	220	220	-
Equity securities	715	1,903	1%	905	2,320	2%
Total	$141,859	$143,655	100%	$126,423	$127,515	100%

At June 30, 2014 the total carrying value of investment securities was $144 million, up from $128 million at December 31, 2013, and represented 12.2% and 10.6% of total assets at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

In addition to securities available for sale, Nicolet had other investments of $8.0 million at June 30, 2014 and December 31, 2013, consisting of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System), and the Federal Agricultural Mortgage Corporation, as well as equity investments in other privately-traded companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost. The remaining investments have no quoted market prices, and are carried at cost less other than temporary impairment (“OTTI”) charges, if any. Nicolet’s management evaluates all these other investments periodically for impairment, considering financial condition and other available relevant information. There were no OTTI charges recorded in 2013 or year to date 2014.

Table 13: Investment Securities Portfolio Maturity Distribution

	As of June 30, 2014
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value Amount
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(in thousands)
U.S. government sponsored enterprises	$1,011	4.1%	$—	—%	$521	1.8%	$—	—%	$—	—%	$1,532	3.3%	$1,537
State and county municipals (1)	4,209	3.2	62,344	2.5	9,028	3.0	865	3.0	—	—	76,446	2.6	77,067
Corporate debt securities	—	—	—	—	—	—	220	2.0	—	—	220	2.0	220
Mortgage-backed securities	—	—	—	—	—	—	—	—	62,946	3.4	62,946	3.4	62,928
Equity securities	—	—	—	—	—	—	—	—	715	—	715	—	1,903

Total amortized cost	$5,220	3.4%	$62,344	2.5%	$9,549	2.9%	$1,085	2.8%	$63,661	3.4%	$141,859	3.0%	$143,655
Total fair value and carrying value	$5,276		$62,986		$9,471		$1,091		$64,831				$143,655

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Deposits

Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Included in total deposits in Table 14 are brokered deposits of $29 million at June 30, 2014 and $50 million at December 31, 2013.

Table 14: Deposits

	June 30, 2014		December 31, 2013
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$190,464	18.8%	$171,321	16.6%
Money market and NOW accounts	451,791	44.7%	492,499	47.6%
Savings	112,232	11.1%	97,601	9.4%
Time	256,634	25.4%	273,413	26.4%
Total deposits	$1,011,121	100%	$1,034,834	100%

Total deposits were $1.01 billion at June 30, 2014, with no significant change since December 31, 2013. On average for the first six months of 2014, total deposits were $1.03 billion.

Table 15: Average Deposits

	For the six months ended,
	June 30, 2014		June 30, 2013
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$165,177	16.1%	$110,189	15.8%
Money market and NOW accounts	485,895	47.5%	340,787	48.8%
Savings	103,854	10.1%	64,602	9.2%
Time	269,373	26.3%	183,238	26.2%
Total	$1,024,299	100%	$698,816	100%

Table 16: Maturity Distribution of Certificates of Deposit

(in thousands)	June 30, 2014
3 months or less	$39,140
Over 3 months through 6 months	37,496
Over 6 months through 12 months	52,765
Over 12 months	127,233

Total	$256,634

Other Funding Sources

Other funding sources, which include short-term and long-term borrowings (notes payable and junior subordinated debentures), were $43 million and $52 million at June 30, 2014 and December 31, 2013, respectively. Short-term borrowings, consisting mainly of customer repurchase agreements maturing in less than three months, totaled $3 million at June 30, 2014 and $7 million at December 31, 2013. Long-term borrowings include a joint venture note and FHLB advances, totaling $27 million and $32 million at June 30, 2014 and December 31, 2013, respectively. Junior subordinated debentures are another long-term funding source totaling $12 million at June 30, 2014 and December 31, 2013. Junior subordinated debentures of $6.2 million were issued in July 2004 in connection with the $6 million of trust preferred securities. Acquired junior subordinated debentures of $10.3 million in connection with $10 million of trust preferred securities were assumed in the Mid-Wisconsin merger and initially recorded at the fair market value of $5.8 million, with the discount being accreted to interest expense over the remaining life of the debentures. Further information regarding these junior subordinated debentures is located in “Note 8 – Junior Subordinated Debentures” in the Notes to the Unaudited Consolidated Financial Statements.

Off-Balance Sheet Obligations

As of June 30, 2014 and December 31, 2013, Nicolet had the following commitments that did not appear on its balance sheet:

Table 17: Commitments

	June 30,	December 31,
	2014	2013
(in thousands)
Commitments to extend credit — Fixed and variable rate	$226,255	$234,930
Standby and irrevocable letters of credit-fixed rate	5,906	6,371

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

Funds are available from a number of basic banking activity sources including but not limited to the core deposit base, the repayment and maturity of loans, investment securities calls, maturities, and sales, and funds obtained through brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Approximately $55 million of the $144 million investment securities portfolio on hand at June 30, 2014 was pledged to secure public deposits, short-term borrowings, repurchase agreements, and for other purposes as required by law. Other funding sources available include short-term borrowings, federal funds purchased, and long-term borrowings.

Cash and cash equivalents at June 30, 2014 and December 31, 2013 were approximately $86 million and $147 million, respectively. The increased cash and cash equivalents at year end 2013 was predominantly due to strong customer deposit growth outpacing the loan demand. These levels have declined through the first half of 2014 as is typical of Nicolet’s historical deposit behaviors. Nicolet’s liquidity resources were sufficient as of June 30, 2014 to fund loans and to meet other cash needs as necessary.

Interest Rate Sensitivity Gap Analysis

The primary market risk faced by Nicolet is interest rate risk. The static gap analysis starts with contractual repricing information for assets, liabilities, and off-balance sheet instruments. These items are then combined with repricing estimations for administered rate (interest-bearing demand deposits, savings, and money market accounts) and non-rate related products (demand deposit accounts, other assets, and other liabilities) to create a baseline repricing balance sheet. In addition to the contractual information, residential mortgage whole loan products and mortgage-backed securities are adjusted based on industry estimates of prepayment speeds that capture the expected prepayment of principal above the contractual amount based on how far away the contractual coupon is from market coupon rates. The interest rate sensitivity assumptions for savings accounts, money market accounts, and interest-bearing demand deposits accounts are based on current and historical experiences regarding portfolio retention and interest rate repricing behavior. Based on these experiences, a portion of these balances are considered to be long-term and fairly stable and are, therefore, included in categories beyond the immediate contractual repricing category.

At December 31, 2013, the one year cumulative gap was $85 million with a cumulative ratio of rate sensitive assets to rate sensitive liabilities of 114% representing a slightly asset sensitive position. At December 31, 2013 the cumulative one year gap to total assets ratio was 7% which was within Nicolet’s established guidelines of not greater than +25% or -25% of total assets. During the first six months of 2014, interest bearing cash equivalents declined in conjunction with Nicolet’s cyclical decline in deposits. The one year cumulative gap at June 30, 2014 increased slightly to $120 million and represented a cumulative ratio of rate sensitive assets to rate sensitive liabilities of 123%, versus 114% at year end 2013. At June 30, 2014 the cumulative one year gap to total assets ratio was 10% which was within Nicolet’s established guidelines of not greater than +25% or -25% of total assets.

In order to limit exposure to interest rate risk, management monitors the liquidity and gap analysis on a monthly basis and may adjust pricing, term and product offerings when necessary to stay within applicable guidelines and maximize the effectiveness of asset/liability management.

Along with the static gap analysis, Nicolet’s management also estimates the effect a gradual change and a sudden change in interest rates could have on expected net interest income through income simulation. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, and 300 bps or decreasing 100, 200 and 300 bps. All rates are increased or decreased parallel to the change in prime rate. The simulation assumes a static mix of assets and liabilities. As a result of the simulation, over a 12-month time period ending June 30, 2015, net interest income was estimated to decrease 2.6% if rates increase 100 bps in an immediate shock scenario, and was estimated to decrease 2.6% in a 100 bps declining rate environment assumption. These results are in line with Nicolet’s interest rate sensitivity position, including relatively short (though extending) loan maturities and level of variable rate loans with interest floors; as rates remain low, asset maturities extend, and deposit maturities contract, pressuring the position to become more liability-sensitive. These results are based solely on the modeled changes in the market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, changes in spreads between key market rates, or changes in consumer or business behavior. These results also do not include any management action to mitigate potential income variances within the modeled process. The simulation results are one indicator of interest rate risk, and actual net interest income is largely impacted by the allocation of assets, liabilities and product mix. Management continually reviews its interest rate risk position through the Asset/Liability Committee process, and such Committee reports to the full board of directors on a monthly basis.

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

For participating banks, the annual dividend rate upon funding and for the following nine full calendar quarters was 5%, unless there was growth in qualifying small business loans outstanding over a baseline which could reduce the rate to as low as 1% (as determined under the terms of the Securities Purchase Agreement (the “Agreement”)), adjusted quarterly. The dividend rate fixes for the tenth full quarter after funding through the end of the first four and one-half years based on the amount of qualifying small business loans at that time per the terms of the agreement. The dividend rate is then fixed at 9% after four and one-half years if the preferred stock is not repaid. On September 1, 2011, under the SBLF, Nicolet received $24.4 million from the Treasury for the issuance of 24,400 shares of Non-Cumulative Perpetual Preferred Stock, Series C, with $1,000 per share liquidation value. Nicolet paid an annual dividend rate of 5% from funding through September 30, 2013, paid 1% for the quarter ended December 31, 2013, (i.e. the ninth full quarter after funding) and has qualified beginning in the first quarter of 2014 for the 1% fixed annual dividend rate for the remainder of the first four and one-half years. Nicolet does not have current plans to repay its SBLF funding. Under the terms of the Agreement, Nicolet is required to provide various information, certifications, and reporting to the Treasury. At June 30, 2014, Nicolet believes it was in compliance with the requirements set by the Treasury in the Agreement. The preferred stock (under SBLF) qualifies as Tier 1 capital for regulatory purposes.

On April 26, 2013, through a private placement, the Company raised $2.9 million in capital, issuing 174,016 shares of common stock.

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

On January 21, 2014, Nicolet’s board of directors approved a resolution authorizing a stock repurchase program whereby Nicolet may utilize up to $6 million to purchase up to 350,000 shares of its outstanding common stock from time to time in the open market or block transactions as market conditions warrant or in private transactions. During the first six months of 2014, $2.46 million was used to repurchase 124,035 shares with a weighted average price of $19.82 per share including commissions.

A summary of Nicolet’s and Nicolet National Bank’s regulatory capital amounts and ratios as of June 30, 2014 and December 31, 2013 are presented in the following table.

Table 19: Capital

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of June 30, 2014:
Nicolet
Total capital	$123,037	14.0%	$70,131	8.0%	N/A	N/A
Tier I capital	113,395	12.9	35,065	4.0	N/A	N/A
Leverage	113,395	9.7	46,825	4.0	N/A	N/A

Nicolet National Bank
Total capital	$118,656	13.7%	$69,218	8.0%	$86,522	10.0%
Tier I capital	109,014	12.6	34,609	4.0	51,913	6.0
Leverage	109,014	9.4	46,366	4.0	57,957	5.0

As of December 31, 2013:
Nicolet
Total capital	$119,050	13.8%	$69,075	8.0%	N/A	N/A
Tier I capital	109,817	12.7	34,538	4.0	N/A	N/A
Leverage	109,817	9.5	46,322	4.0	N/A	N/A

Nicolet National Bank
Total capital	$111,343	13.1%	$68,110	8.0%	$85,138	10.0%
Tier I capital	102,111	12.0	34,055	4.0	51,083	6.0
Leverage	102,111	8.9	43,858	4.0	57,323	5.0

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

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to Nicolet and Nicolet National Bank. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Federal Reserve. The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.

The final rules include new risk-based capital and leverage ratios that will be phased in from 2015 to 2019. The rules include a new minimum common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The required minimum ratio of total capital to risk-weighted assets will remain 8.0%. The new risk-based capital requirements (except for the capital conservation buffer) will become effective for Nicolet on January 1, 2015. The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter. Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses and instruments that will no longer qualify as Tier 1 capital. The final rules provide that depository holding companies with less than $15 billion in total assets as of December 31, 2009, such as Nicolet, may permanently include trust preferred securities and certain other non-qualifying instruments issued and included in Tier 1 or Tier 2 capital before May 19, 2010 in additional Tier 1 (subject to a maximum of 25% of Tier 1 capital) or Tier 2 capital until maturity or redemption.

The final rules also set forth certain changes for the calculation of risk-weighted assets that the Company will be required to implement beginning January 1, 2015. Based on Nicolet’s current capital composition and levels, management does not presently anticipate that the final rules present a material risk to Nicolet’s financial condition or results of operations.

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

NICOLET BANKSHARES, INC.

August 8, 2014	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

August 8, 2014	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer

