Form 10-Q
period 2014-09-30
NICOLET BANKSHARES INC
filed 2014-11-07
CIK 1174850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________

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

As of October 31, 2014 there were 4,103,573 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
Assets
Cash and due from banks	$30,168	$26,556
Interest-earning deposits	36,631	119,364
Federal funds sold	421	1,058
Cash and cash equivalents	67,220	146,978
Certificates of deposit in other banks	8,638	1,960
Securities available for sale (“AFS”)	150,649	127,515
Other investments	8,056	7,982
Loans held for sale	2,570	1,486
Loans	865,085	847,358
Allowance for loan losses	(10,052)	(9,232)
Loans, net	855,033	838,126
Premises and equipment, net	31,378	29,845
Bank owned life insurance	27,230	23,796
Accrued interest receivable and other assets	18,846	21,115
Total assets	$1,169,620	$1,198,803
Liabilities and Stockholders’ Equity
Liabilities:
Demand	$195,048	$171,321
Money market and NOW accounts	445,069	492,499
Savings	119,901	97,601
Time	251,491	273,413
Total deposits	1,011,509	1,034,834
Short-term borrowings	-	7,116
Notes payable	22,238	32,422
Junior subordinated debentures	12,278	12,128
Accrued interest payable and other liabilities	13,886	7,424
Total liabilities	1,059,911	1,093,924

Stockholders’ Equity:
Preferred equity	24,400	24,400
Common stock	41	42
Additional paid-in capital	46,683	49,616
Retained earnings	37,488	30,138
Accumulated other comprehensive income (“AOCI”)	1,064	666
Total Nicolet Bankshares, Inc. stockholders’ equity	109,676	104,862
Noncontrolling interest	33	17
Total stockholders’ equity and noncontrolling interest	109,709	104,879
Total liabilities, noncontrolling interest and stockholders’ equity	$1,169,620	$1,198,803
Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued	24,400	24,400
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	4,097,801	4,241,044
Common shares issued	4,147,245	4,303,407

See accompanying notes to unaudited consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans, including loan fees	$11,945	$12,856	$34,568	$29,465
Investment securities:
Taxable	379	309	1,212	714
Non-taxable	208	195	551	555
Other interest income	91	77	354	222
Total interest income	12,623	13,437	36,685	30,956
Interest expense:
Money market and NOW accounts	544	525	1,709	1,502
Savings and time deposits	790	618	2,271	1,667
Short-term borrowings	2	11	9	18
Junior subordinated debentures	220	221	655	510
Notes payable	174	259	672	886
Total interest expense	1,730	1,634	5,316	4,583
Net interest income	10,893	11,803	31,369	26,373
Provision for loan losses	675	1,975	2,025	3,925
Net interest income after provision for loan losses	10,218	9,828	29,344	22,448
Noninterest income:
Service charges on deposit accounts	564	510	1,602	1,264
Trust services fee income	1,179	1,060	3,403	2,936
Mortgage income	505	353	1,151	1,939
Brokerage fee income	152	114	478	331
Bank owned life insurance	250	224	684	605
Rent income	292	204	880	728
Investment advisory fees	104	82	316	244
Gain on sale or writedown of assets, net	140	1,333	448	1,382
Bargain purchase gain	-	1,480	-	11,915
Other	459	382	1,323	920
Total noninterest income	3,645	5,742	10,285	22,264
Noninterest expense:
Salaries and employee benefits	5,366	5,333	16,045	14,447
Occupancy, equipment and office	1,735	1,822	5,370	4,392
Business development and marketing	548	573	1,620	1,471
Data processing	816	724	2,345	1,719
FDIC assessments	160	240	547	480
Core deposit intangible amortization	284	342	934	776
Other	614	1,190	1,734	2,865
Total noninterest expense	9,523	10,224	28,595	26,150

Income before income tax expense	4,340	5,346	11,034	18,562
Income tax expense	1,552	2,421	3,425	3,387
Net income	2,788	2,925	7,609	15,175
Less: net income (loss) attributable to noncontrolling interest	23	(22)	76	16
Net income attributable to Nicolet Bankshares, Inc.	2,765	2,947	7,533	15,159
Less: preferred stock dividends	61	305	183	915
Net income available to common shareholders	$2,704	$2,642	$7,350	$14,244

Basic earnings per common share	$0.66	$0.62	$1.75	$3.66
Diluted earnings per common share	$0.63	$0.62	$1.70	$3.65
Weighted average common shares outstanding:
Basic	4,118,792	4,228,386	4,190,830	3,889,751
Diluted	4,319,975	4,238,009	4,313,298	3,900,289

See accompanying notes to unaudited consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$2,788	$2,925	$7,609	$15,175
Other comprehensive income (loss), net of tax:
Securities available for sale:
Net unrealized holding gains (losses) arising during the period	(51)	(475)	994	(1,604)
Less: reclassification adjustment for net gains realized in net income	-	(442)	(341)	(203)
Net unrealized gains (losses) on securities before tax expense	(51)	(917)	653	(1,807)
Income tax (expense) benefit	19	357	(255)	704

Total other comprehensive income (loss)	(32)	(560)	398	(1,103)

Comprehensive income	$2,756	$2,365	$8,007	$14,072

See accompanying notes to unaudited consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance December 31, 2013	$24,400	$42	$49,616	$30,138	$666	$17	$104,879
Comprehensive income:
Net income	-	-	-	7,533	-	76	7,609
Other comprehensive income	-	-	-	-	398	-	398
Stock compensation expense	-	-	459	-	-	-	459
Exercise of stock options	-	-	380	-	-	-	380
Issuance of common stock	-	-	225	-	-	-	225
Purchase and retirement of common stock	-	(1)	(3,997)	-	-	-	(3,998)
Preferred stock dividends	-	-	-	(183)	-	-	(183)
Repayment from noncontrolling interest	-	-	-	-	-	(60)	(60)
Balance, September 30, 2014	$24,400	$41	$46,683	$37,488	$1,064	$33	$109,709

See accompanying notes to unaudited consolidated financial statements.

ITEM 1.  Financial Statements Continued:

         NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net income	$7,609	$15,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	2,793	3,149
Provision for loan losses	2,025	3,925
Increase in cash surrender value of life insurance	(684)	(605)
Stock compensation expense	459	480
Gain on sale or writedown of assets, net	(448)	(1,382)
Gain on sale of loans held for sale, net	(1,151)	(1,939)
Proceeds from sale of loans held for sale	55,652	120,246
Origination of loans held for sale	(55,585)	(114,317)
Bargain purchase gain	-	(11,915)
Net change in:
Accrued interest receivable and other assets	295	2,585
Accrued interest payable and other liabilities	(639)	(31)
Net cash provided by operating activities	10,326	15,371
Cash Flows From Investing Activities:
Net increase in certificates of deposit in other banks	(6,678)	-
Net increase in loans	(19,175)	(39,992)
Purchases of securities AFS	(33,650)	(9,608)
Proceeds from sales of securities AFS	4,821	44,833
Proceeds from calls and maturities of securities AFS	12,387	14,485
Purchase of other investments	(74)	(797)
Purchase of premises and equipment	(4,112)	(2,115)
Proceeds from sales of premises and equipment	10	15
Proceeds from sales of other real estate and other assets	3,268	2,887
Purchase of bank owned life insurance	(2,750)	-
Net cash received in business combination	-	37,622
Net cash provided (used) by investing activities	(45,953)	47,330
Cash Flows From Financing Activities:
Net decrease in deposits	(23,195)	(43,780)
Net change in short-term borrowings	(7,116)	(12,447)
Proceeds from notes payable	-	5,000
Repayments of notes payable	(10,184)	(45,867)
Purchase and retirement of common stock	(3,998)	(63)
Stock issuance costs	-	(401)
Proceeds from issuance of common stock, net	225	3,123
Proceeds from exercise of common stock options	380	206
Noncontrolling interest in joint venture	(60)	(60)
Cash dividends paid on preferred stock	(183)	(915)
Net cash used by financing activities	(44,131)	(95,204)
Net decrease in cash and cash equivalents	(79,758)	(32,503)
Cash and cash equivalents:
Beginning	$146,978	$82,003
Ending	$67,220	$49,500
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,562	$4,759
Cash paid for taxes	3,535	2,013
Transfer of loans and bank premises to other real estate owned	1,291	3,097
Acquisitions:
Fair value of assets acquired	-	483,446
Fair value of liabilities assumed	-	462,269
Net assets acquired	-	21,177

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

Critical Accounting Policies and Estimates

Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, useful lives for depreciation and amortization, fair value of financial instruments, deferred tax assets, uncertain income tax positions and contingencies.  Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses, the assessment of deferred tax assets and liabilities, and the valuation of loans acquired in the 2013 acquisitions; therefore, these are critical accounting policies.  Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes in applicable banking regulations, and changes to deferred tax estimates within the first twelve months after acquisition as allowed by purchase accounting guidelines. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

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

Note 2 – Acquisitions

Bank of Wausau: On August 9, 2013, Nicolet National Bank entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”), purchasing selected Bank of Wausau assets and assuming all of its deposits, in a transaction that was effective immediately.  The financial position and results of operations of Bank of Wausau prior to its acquisition date were not included in the accompanying consolidated financial statements. The FDIC-assisted transaction carried no loss-share provisions.  With the addition of Bank of Wausau’s one branch, Nicolet National Bank operates two branches in Wausau, WI.  As of the acquisition date, the transaction added approximately $47 million in assets at fair value, including mostly cash as well as $9.4 million of investments and $12.5 million in loans, of which $1.4 million were classified as Purchase Credit Impaired (“PCI”) loans.  Of the $42 million of deposits assumed, $18 million were immediately repriced rate-sensitive certificates of deposit which were subsequently redeemed in full by September 30, 2013. Given the nature and rates of the remaining deposits assumed, no core deposit intangible was recorded. The third quarter of 2013 included approximately $0.2 million pre-tax acquisition costs and a $2.4 million pre-tax bargain purchase gain (“BPG”).

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

The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Mid-Wisconsin prior to the consummation date were not included in the accompanying consolidated financial statements.  The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The estimated fair values were subject to refinement as additional information relative to the closing date fair values became available through the measurement period of approximately one year from consummation.  During the fourth quarter of 2013, there were developments related to an ongoing legal matter acquired in the Mid-Wisconsin transaction.  Such litigation was pre-existing at the time of acquisition.  The events in the fourth quarter supported a change in estimate of loss on this litigation to $0.9 million, net of tax, which was recorded against the BPG of the Mid-Wisconsin transaction and imposed back against 2013 third quarter earnings.  No other adjustments to the BPG have been recorded.

As of the acquisition date, the transaction added approximately $436 million in assets at fair value, including cash and investments of $133 million, $272 million in loans, of which $15 million were classified as PCI loans, $4 million of core deposit intangible; and $27 million of other assets.  Deposits of $346 million and junior subordinated debentures, borrowings and other liabilities of $70 million were acquired in the merger. The excess of assets over liabilities acquired of $20 million less the purchase price of $10 million resulted in a BPG of $10 million.

Proforma results for 2014 periods are not necessary as the 2014 actual results fully include both 2013 acquisitions.  The following unaudited pro forma information presents the results of operations for the nine months ended September 30, 2013, as if the acquisitions had occurred January 1 of that year.  These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisitions occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

Nine Months Ended September 30, 2013
(in thousands)
Total revenues, net of interest expense	$46,538
Net income	13,347

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(In thousands except per share data)
Net income, net of noncontrolling interest	$2,765	$2,947	$7,533	$15,159
Less: preferred stock dividends	61	305	183	915
Net income available to common shareholders	$2,704	$2,642	$7,350	$14,244
Weighted average common shares outstanding	4,119	4,228	4,191	3,890
Effect of dilutive stock instruments	201	10	122	10
Diluted weighted average common shares outstanding	4,320	4,238	4,313	3,900
Basic earnings per common share*	$0.66	$0.62	$1.75	$3.66
Diluted earnings per common share*	$0.63	$0.62	$1.70	$3.65

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

Options to purchase approximately 0.4 million and 0.5 million shares were outstanding at September 30, 2014 and 2013, respectively, but were excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

Note 4 – Stock-based Compensation

Activity in the Company’s Stock Incentive Plans is summarized in the following tables:
Stock Options	Weighted- Average Fair Value of Options Granted	Option Shares Outstanding	Weighted- Average Exercise Price	Exercisable Shares
Balance – December 31, 2012		825,532	$17.70	548,623
Granted	-	-	-
Exercise of stock options		(23,625)	12.96
Forfeited		(8,750)	15.78
Balance – December 31, 2013		793,157	17.86	600,846
Granted	-	-	-
Exercise of stock options		(23,715)	16.04
Forfeited		(6,750)	16.80
Balance – September 30, 2014		762,692	$17.92	607,743

Note 4 – Stock-based Compensation, continued

Options outstanding at September 30, 2014 are exercisable at option prices ranging from $16.50 to $26.00.  There are 323,118 options outstanding in the range from $16.50 - $17.00, 393,574 options outstanding in the range from $17.01 - $22.00, and 46,000 options outstanding in the range from $22.01 - $26.00.  At September 30, 2014, the exercisable options have a weighted average remaining contractual life of approximately 3 years and a weighted average exercise price of $18.24.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options.  The total intrinsic value of options exercised in the first nine months of 2014, and full year of 2013 was approximately $66,000, and $80,000, respectively.

Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Shares Outstanding
Balance – December 31, 2012	$16.50	54,475
Granted	16.51	26,506
Vested*	16.50	(18,258)
Forfeited	16.50	(360)
Balance – December 31, 2013	16.50	62,363
Granted	-	-
Vested *	16.50	(12,919)
Forfeited	-	-
Balance – September 30, 2014	$16.50	49,444

*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly 2,519 shares were surrendered during the nine months ended September 30, 2014 and 5,606 shares were surrendered during the twelve months ended December 31, 2013.

The Company recognized approximately $459,000 and $480,000 of stock-based employee compensation expense during the nine months ended September 30, 2014 and 2013, respectively, associated with its stock equity awards.  As of September 30, 2014, there was approximately $1.1 million of unrecognized compensation cost related to equity award grants.  The cost is expected to be recognized over the weighted average remaining vesting period of approximately four years.

Note 5- Securities Available for Sale

Amortized costs and fair values of securities available for sale are summarized as follows:

	September 30, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$1,027	$4	$2	$1,029
State, county and municipals	82,429	1,033	274	83,188
Mortgage-backed securities	64,206	581	718	64,069
Corporate debt securities	220	-	-	220
Equity securities	1,022	1,121	-	2,143
	$148,904	$2,739	$994	$150,649

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. government sponsored enterprises	$2,062	$3	$8	$2,057
State, county and municipals	54,594	1,058	613	55,039
Mortgage-backed securities	68,642	585	1,348	67,879
Corporate debt securities	220	-	-	220
Equity securities	905	1,415	-	2,320
	$126,423	$3,061	$1,969	$127,515

Note 5- Securities Available for Sale, continued

The following table represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013.

	September 30, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprises	$142	$2	$-	$-	$142	$2
State, county and municipals	16,698	49	10,644	225	27,342	274
Mortgage-backed securities	3,082	12	26,912	706	29,994	718
	$19,922	$63	$37,556	$931	$57,478	$994

	December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprises	$511	$8	$-	$-	$511	$8
State, county and municipals	17,697	613	-	-	17,697	613
Mortgage-backed securities	36,687	1,240	2,920	108	39,607	1,348
	$54,895	$1,861	$2,920	$108	$57,815	$1,969

At September 30, 2014 we had $1 million of gross unrealized losses related to 96 securities.  As of September 30, 2014, the Company does not consider securities with unrealized losses to be other-than-temporarily impaired.  The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities to maturity.  There were no other-than-temporary impairments charged to earnings during the nine-month period ending September 30, 2014 or the year ended December 31, 2013.

The amortized cost and fair values of securities available for sale at September 30, 2014 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Fair values of securities are estimated based on financial models or prices paid for the same or similar securities.  It is possible interest rates could change considerably, resulting in a material change in estimated fair value.
	September 30, 2014
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$4,522	$4,555
Due in one year through five years	69,728	70,482
Due after five years through ten years	8,642	8,607
Due after ten years	784	793
	83,676	84,437
Mortgage-backed securities	64,206	64,069
Equity securities	1,022	2,143
Securities available for sale	$148,904	$150,649

Proceeds from sales of securities available for sale during the first nine months of 2014 and 2013 were approximately $4.8 million and $44.8 million, respectively.  Gross gains of approximately $0.3 million and $0.5 million were realized on sales of securities during the first nine months of 2014 and 2013, respectively.  There were no losses recognized during the first nine months of 2014 and gross losses of $0.3 million were recognized during the first nine months of 2013.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality

The loan composition as of September 30, 2014 and December 31, 2013 is summarized as follows.

	Total
	September 30, 2014		December 31, 2013
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$282,357	32.6%	$253,674	29.9%
Owner-occupied commercial real estate (“CRE”)	179,166	20.7	187,476	22.1
Agricultural (“AG”) production	14,632	1.7	14,256	1.7
AG real estate	42,195	4.9	37,057	4.4
CRE investment	77,067	8.9	90,295	10.7
Construction & land development	42,462	4.9	42,881	5.1
Residential construction	11,260	1.3	12,535	1.5
Residential first mortgage	157,730	18.2	154,403	18.2
Residential junior mortgage	52,523	6.1	49,363	5.8
Retail & other	5,693	0.7	5,418	0.6
Loans	865,085	100.0%	847,358	100.0%
Less allowance for loan losses	10,052		9,232
Loans, net	$855,033		$838,126
Allowance for loan losses to loans	1.16%		1.09%

	Originated
	September 30, 2014		December 31, 2013
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$259,705	38.6%	$227,572	36.5%
Owner-occupied CRE	131,321	19.5	127,759	20.5
AG production	4,882	0.7	3,230	0.5
AG real estate	19,134	2.8	13,596	2.2
CRE investment	50,004	7.4	60,390	9.7
Construction & land development	31,941	4.7	30,277	4.9
Residential construction	11,260	1.7	12,475	2.0
Residential first mortgage	116,279	17.3	104,180	16.7
Residential junior mortgage	43,923	6.5	39,207	6.3
Retail & other	5,107	0.8	4,192	0.7
Loans	$673,556	100.0%	$622,878	100.0%

	Acquired
	September 30, 2014		December 31, 2013
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$22,652	11.8%	$26,102	11.6%
Owner-occupied CRE	47,845	25.0	59,717	26.6
AG production	9,750	5.1	11,026	4.9
AG real estate	23,061	12.0	23,461	10.5
CRE investment	27,063	14.1	29,905	13.3
Construction & land development	10,521	5.5	12,604	5.6
Residential construction	-	-	60	0.1
Residential first mortgage	41,451	21.7	50,223	22.4
Residential junior mortgage	8,600	4.5	10,156	4.5
Retail & other	586	0.3	1,226	0.5
Loans	$191,529	100.0%	$224,480	100.0%

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

The allocation methodology used by the Company includes specific allocations for impaired loans evaluated individually for impairment based on collateral values and for the remaining loan portfolio collectively evaluated for impairment primarily based on historical loss rates and other qualitative factors.  Loan charge-offs and recoveries are based on actual amounts charged-off or recovered by loan category.  Management allocates the ALLL by pools of risk within each loan portfolio.  No ALLL has been recorded on acquired loans since acquisition or at September 30, 2014 since the remaining pool discounts exceed the required amount calculated based on the actual charge off experience in the acquired loan portfolio.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the nine months ended September 30, 2014:

	TOTAL – Nine Months Ended September 30, 2014
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,798	$766	$18	$59	$505	$4,970	$229	$544	$321	$22	$9,232
Provision	2,318	1,057	36	213	121	(2,445)	(73)	610	129	59	2,025
Charge-offs	(567)	(468)	-	-	-	(12)	-	(191)	(18)	(35)	(1,291)
Recoveries	50	15	-	-	12	-	-	1	1	7	86
Net charge-offs	(517)	(453)	-	-	12	(12)	-	(190)	(17)	(28)	(1,205)
Ending balance	$3,599	$1,370	$54	$272	$638	$2,513	$156	$964	$433	$53	$10,052
As percent of ALLL	35.8%	13.6%	0.5%	2.7%	6.3%	25.0%	1.6%	9.6%	4.3%	0.6%	100%

ALLL:
Individually evaluated	$238	$-	$-	$-	$-	$389	$-	$-	$-	$-	$627
Collectively evaluated	3,361	1,370	54	272	638	2,124	156	964	433	53	9,425
Ending balance	$3,599	$1,370	$54	$272	$638	$2,513	$156	$964	$433	$53	$10,052

Loans:
Individually evaluated	$353	$1,604	$62	$394	$1,740	$4,778	$-	$1,495	$156	$-	$10,582
Collectively evaluated	282,004	177,562	14,570	41,801	75,327	37,684	11,260	156,235	52,367	5,693	854,503
Total loans	$282,357	$179,166	$14,632	$42,195	$77,067	$42,462	$11,260	$157,730	$52,523	$5,693	$865,085

Less ALLL	$3,599	$1,370	$54	$272	$638	$2,513	$156	$964	$433	$53	$10,052
Net loans	$278,758	$177,796	$14,578	$41,923	$76,429	$39,949	$11,104	$156,766	$52,090	$5,640	$855,033

	Originated – Nine Months Ended September 30, 2014
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,798	$766	$18	$59	$505	$4,970	$229	$544	$321	$22	$9,232
Provision	2,261	1,050	36	213	121	(2,457)	(73)	457	112	59	1,779
Charge-offs	(510)	(452)	-	-	-	-	-	(38)	-	(35)	(1,035)
Recoveries	50	6	-	-	12	-	-	1	-	7	76
Net charge-offs	(460)	(446)	-	-	12	-	-	(37)	-	(28)	(959)
Ending balance	$3,599	$1,370	$54	$272	$638	$2,513	$156	$964	$433	$53	$10,052
As percent of ALLL	35.8%	13.6%	0.5%	2.7%	6.3%	25.0%	1.6%	9.6%	4.3%	0.6%	100%

ALLL:
Individually evaluated	$238	$-	$-	$-	$-	$389	$-	$-	$-	$-	$627
Collectively evaluated	3,361	1,370	54	272	638	2,124	156	964	433	53	9,425
Ending balance	$3,599	$1,370	$54	$272	$638	$2,513	$156	$964	$433	$53	$10,052

Loans:
Individually evaluated	$347	$830	$-	$-	$-	$3,999	$-	$201	$-	$-	$5,377
Collectively evaluated	259,358	130,491	4,882	19,134	50,004	27,942	11,260	116,078	43,923	5,107	668,179
Total loans	$259,705	$131,321	$4,882	$19,134	$50,004	$31,941	$11,260	$116,279	$43,923	$5,107	$673,556

Less ALLL	$3,599	$1,370	$54	$272	$638	$2,513	$156	$964	$433	$53	$10,052
Net loans	$256,106	$129,951	$4,828	$18,862	$49,366	$29,428	$11,104	$115,315	$43,490	$5,054	$663,504

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Acquired – Nine Months Ended September 30, 2014
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Provision	$57	$7	$-	$-	$-	$12	$-	$153	$17	$-	$246
Charge-offs	(57)	(16)	-	-	-	(12)	-	(153)	(18)	-	(256)
Recoveries	-	9	-	-	-	-	-	-	1	-	10
Loans:
Individually evaluated	$6	$774	$62	$394	$1,740	$779	$-	$1,294	$156	$-	$5,205
Collectively evaluated	22,646	47,071	9,688	22,667	25,323	9,742	-	40,157	8,444	586	186,324
Total loans	$22,652	$47,845	$9,750	$23,061	$27,063	$10,521	$-	$41,451	$8,600	$586	$191,529

The following table presents the balance and activity in the ALLL by portfolio segment at or for the nine months ended September 30, 2013.

	TOTAL – Nine Months Ended September 30, 2013
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,969	$1,069	$-	$-	$337	$2,580	$137	$685	$312	$31	$7,120
Provision	194	(398)	8	-	642	3,498	62	(168)	50	37	3,925
Charge-offs	(474)	(113)	-	-	(798)	(319)	-	(86)	(142)	(46)	(1,978)
Recoveries	27	83	-	-	-	-	-	8	1	1	120
Net charge-offs	(447)	(30)	-	-	(798)	(319)	-	(78)	(141)	(45)	(1,858)
Ending balance	$1,716	$641	$8	$-	$181	$5,759	$199	$439	$221	$23	$9,187
As percent of ALLL	18.7%	7.0%	0.1%	-%	2.0%	62.5%	2.2%	4.8%	2.4%	0.3%	100%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$3,230	$-	$-	$-	$-	$3,230
Collectively evaluated	1,716	641	8	-	181	2,529	199	439	221	23	5,957
Ending balance	$1,716	$641	$8	$-	$181	$5,759	$199	$439	$221	$23	$9,187

Loans:
Originated loans individually evaluated	$-	$-	$-	$-	$857	$8,213	$-	$371	$-	$-	$9,441
Acquired loans individually evaluated	101	5,634	13	444	5,592	1,220	-	2,216	232	-	15,452
Collectively evaluated	251,489	198,081	14,058	37,294	100,314	29,324	12,831	147,530	49,286	6,832	847,039
Total loans	$251,590	$203,715	$14,071	$37,738	$106,763	$38,757	$12,831	$150,117	$49,518	$6,832	$871,932

Less ALLL	$1,716	$641	$8	$-	$181	$5,759	$199	$439	$221	$23	$9,187
Net loans	$249,874	$203,074	$14,063	$37,738	$106,582	$32,998	$12,632	$149,678	$49,297	$6,809	$862,745

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired as of September 30, 2014 and December 31, 2013.

(in thousands)	September 30, 2014	% to Total	December 31, 2013	% to Total
Commercial & industrial	$548	8.0%	$68	0.7%
Owner-occupied CRE	1,487	21.7	1,087	10.6
AG production	23	0.3	11	0.1
AG real estate	394	5.8	448	4.3
CRE investment	1,433	20.9	4,631	45.1
Construction & land development	943	13.8	1,265	12.3
Residential construction	-	-	-	-
Residential first mortgage	1,845	26.9	2,365	23.0
Residential junior mortgage	178	2.6	262	2.6
Retail & other	-	-	129	1.3
Nonaccrual loans - Total	$6,851	100.0%	$10,266	100.0%

		Originated
(in thousands)	September 30, 2014	% to Total	December 31, 2013	% to Total
Commercial & industrial	$542	26.2%	$67	8.9%
Owner-occupied CRE	830	40.2	-	-
AG production	-	-	-	-
AG real estate	-	-	-	-
CRE investment	-	-	40	5.3
Construction & land development	165	8.0	-	-
Residential construction	-	-	-	-
Residential first mortgage	494	23.9	442	58.9
Residential junior mortgage	35	1.7	73	9.7
Retail & other	-	-	129	17.2
Nonaccrual loans - Originated	$2,066	100.0%	$751	100.0%

		Acquired
(in thousands)	September 30, 2014	% to Total	December 31, 2013	% to Total
Commercial & industrial	$6	0.1%	$1	0.1%
Owner-occupied CRE	657	13.7	1,087	11.4
AG production	23	0.5	11	0.1
AG real estate	394	8.2	448	4.7
CRE investment	1,433	30.0	4,591	48.2
Construction & land development	778	16.3	1,265	13.3
Residential construction	-	-	-	-
Residential first mortgage	1,351	28.2	1,923	20.2
Residential junior mortgage	143	3.0	189	2.0
Retail & other	-	-	-	-
Nonaccrual loans - Acquired	$4,785	100.0%	$9,515	100.0%

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present total past due loans by portfolio segment as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non-accrual	Current	Total
Commercial & industrial	$714	$548	$281,095	$282,357
Owner-occupied CRE	62	1,487	177,617	179,166
AG production	22	23	14,587	14,632
AG real estate	119	394	41,682	42,195
CRE investment	441	1,433	75,193	77,067
Construction & land development	-	943	41,519	42,462
Residential construction	-	-	11,260	11,260
Residential first mortgage	173	1,845	155,712	157,730
Residential junior mortgage	-	178	52,345	52,523
Retail & other	-	-	5,693	5,693
Total loans	$1,531	$6,851	$856,703	$865,085
As a percent of total loans	0.2%	0.8%	99.0%	100.0%

	December 31, 2013
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$-	$68	$253,606	$253,674
Owner-occupied CRE	1,247	1,087	185,142	187,476
AG production	-	11	14,245	14,256
AG real estate	-	448	36,609	37,057
CRE investment	491	4,631	85,173	90,295
Construction & land development	-	1,265	41,616	42,881
Residential construction	-	-	12,535	12,535
Residential first mortgage	387	2,365	151,651	154,403
Residential junior mortgage	12	262	49,089	49,363
Retail & other	12	129	5,277	5,418
Total loans	$2,149	$10,266	$834,943	$847,358
As a percent of total loans	0.3%	1.2%	98.5%	100.0%

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

The following tables present total loans by loan grade as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$268,593	$6,713	$1,806	$5,245	$-	$-	$282,357
Owner-occupied CRE	169,711	3,295	2,932	3,228	-	-	179,166
AG production	14,124	145	-	363	-	-	14,632
AG real estate	31,729	9,689	60	717	-	-	42,195
CRE investment	73,201	1,888	-	1,978	-	-	77,067
Construction & land development	32,740	1,040	118	8,564	-	-	42,462
Residential construction	10,706	-	-	554	-	-	11,260
Residential first mortgage	154,504	1,011	191	2,024	-	-	157,730
Residential junior mortgage	52,053	42	-	428	-	-	52,523
Retail & other	5,685	8	-	-	-	-	5,693
Total loans	$813,046	$23,831	$5,107	$23,101	$-	$-	$865,085
Percent of total	94.0%	2.8%	0.6%	2.6%	-	-	100%

	December 31, 2013
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$240,626	$7,134	$722	$5,192	$-	$-	$253,674
Owner-occupied CRE	174,070	6,605	2,644	4,157	-	-	187,476
AG production	13,631	267	-	358	-	-	14,256
AG real estate	26,058	10,159	62	778	-	-	37,057
CRE investment	83,475	1,202	15	5,603	-	-	90,295
Construction & land development	31,051	2,229	119	9,482	-	-	42,881
Residential construction	12,187	-	-	348	-	-	12,535
Residential first mortgage	150,343	1,365	-	2,695	-	-	154,403
Residential junior mortgage	48,886	215	-	262	-	-	49,363
Retail & other	5,274	15	-	129	-	-	5,418
Total loans	$785,601	$29,191	$3,562	$29,004	$-	$-	$847,358
Percent of total	92.8%	3.4%	0.4%	3.4%	-	-	100%

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

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present impaired loans as of September 30, 2014 and December 31, 2013.  As a further breakdown, impaired loans are also summarized by originated and acquired for the periods presented.  PCI loans acquired in the 2013 acquisitions were initially recorded at a fair value of $16.7 million on their respective acquisition dates, net of an initial $12.2 million non-accretable mark and a zero accretable mark.  At September 30, 2014, $4.8 million of the $16.7 million remain in impaired loans.  Included in the September 30, 2014 and December 31, 2013 impaired loans is one troubled debt restructuring totaling $3.8 million described below under “Troubled Debt Restructurings.”

	Total Impaired Loans – September 30, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial*	$353	$353	$238	$178	$22
Owner-occupied CRE	1,604	2,801	-	1,345	189
AG production	62	130	-	36	8
AG real estate	394	462	-	419	31
CRE investment	1,740	4,703	-	3,124	197
Construction & land development*	4,778	5,320	389	7,079	110
Residential construction	-	-	-	-	-
Residential first mortgage	1,495	3,256	-	1,602	152
Residential junior mortgage	156	526	-	164	17
Retail & Other	-	24	-	-	2
Total	$10,582	$17,575	$627	$13,947	$728

	Originated – September 30, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial*	$347	$347	$238	$174	$19
Owner-occupied CRE	830	830	-	415	52
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development*	3,999	3,999	389	6,108	34
Residential construction	-	-	-	-	-
Residential first mortgage	201	201	-	101	4
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$5,377	$5,377	$627	$6,798	$109

	Acquired – September 30, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$6	$6	$-	$4	$3
Owner-occupied CRE	774	1,971	-	930	137
AG production	62	130	-	36	8
AG real estate	394	462	-	419	31
CRE investment	1,740	4,703	-	3,124	197
Construction & land development	779	1,321	-	971	76
Residential construction	-	-	-	-	-
Residential first mortgage	1,294	3,055	-	1,501	148
Residential junior mortgage	156	526	-	164	17
Retail & Other	-	24	-	-	2
Total	$5,205	$12,198	$-	$7,149	$619

*Two commercial and industrial loans with a combined balance of $347,000 had a specific reserve of $238,000.  One construction and land development loan with a balance of $3.8 million had a specific reserve of $389,000. No other loans had a related allowance at September 30, 2014 and, therefore, the above disclosure was not expanded to include loans with and without a related allowance.

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

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

Troubled Debt Restructurings

At September 30, 2014, there were five loans classified as troubled debt restructurings totaling $4.2 million.   One loan had a premodification balance of $3.9 million and at September 30, 2014, had a balance of $3.8 million, was in compliance with its modified terms, was not past due, and was included in impaired loans with a specific reserve allocation of approximately $389,000. This loan is performing but is disclosed as impaired as a result of its classification as a troubled debt restructuring. The remaining four loans had a combined premodification balance of $438,000 and a combined outstanding balance of $389,000 at September 30, 2014. There were no other loans which were modified and classified as troubled debt restructurings at September 30, 2014.  There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted as of September 30, 2014.  Loans which were considered troubled debt restructurings by Mid-Wisconsin prior to the acquisition were not required to be classified as troubled debt restructurings in the Company’s financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

Note 7- Notes Payable

The Company had the following long-term notes payable:

(in thousands)	September 30, 2014	December 31, 2013
Joint venture note	$9,738	$9,922
Federal Home Loan Bank (“FHLB”) advances	12,500	22,500
Notes payable	$22,238	$32,422

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

The Company’s FHLB advances are all fixed rate, require interest-only monthly payments, and have maturities through February 2018.  The weighted average rate of FHLB advances was 0.69% at September 30, 2014 and 1.85% at December 31, 2013. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which totaled approximately $93.8 million and $85.9 million at September 30, 2014 and December 31, 2013, respectively.

The following table shows the maturity schedule of the notes payable as of September 30, 2014:

Maturing in	(in thousands)
2014	$1,064
2015	5,762
2016	14,412
2017	-
2018	1,000
$22,238

Note 8 - Junior Subordinated Debentures

The Company’s carrying value of junior subordinated debentures was $12.3 million at September 30, 2014 and $12.1 million at December 31, 2013. In July 2004 Nicolet Bankshares Statutory Trust I (the “Statutory Trust”), issued $6.0 million of guaranteed preferred beneficial interests (“trust preferred securities”) that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of the Statutory Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Statutory Trust to purchase $6.2 million of junior subordinated debentures of the Company, which pay an 8% fixed rate. Interest on these debentures is current. The debentures may be redeemed in part or in full, on or after July 15, 2009 at par plus any accrued but unpaid interest. The maturity date of the debenture, if not redeemed, is July 15, 2034.

As part of the Mid-Wisconsin acquisition, the Company assumed $10.3 million of junior subordinated debentures related to $10.0 million of issued trust preferred securities.  The trust preferred securities and the debentures mature on December 15, 2035 and have a floating rate of the three-month LIBOR plus 1.43% adjusted quarterly.  Interest on these debentures is current.  The debentures may be called at par in part or in full, on or after December 15, 2010 or within 120 days of certain events.  At acquisition in April 2013 the debentures were recorded at a fair value of $5.8 million, with the discount being accreted to interest expense over the remaining life of the debentures.  At September 30, 2014, the carrying value of these junior debentures was $6.1 million, and the $5.8 million carrying value of related trust preferred securities qualifies as Tier 1 capital.

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

Note 9 - Fair Value Measurements, continued

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.  One security classified as Level 3 was called at its par value of $0.3 million during the third quarter of 2014.  There were no other changes in Level 3 values to report during the first nine months of 2014.

		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
U.S. government sponsored enterprises	$1,029	$-	$1,029	$-
State, county and municipals	83,188	-	82,612	576
Mortgage-backed securities	64,069	-	64,069	-
Corporate debt securities	220	-	-	220
Equity securities	2,143	2,143	-	-
Securities AFS, September 30, 2014	$150,649	$2,143	$147,710	$796

(in thousands)
U.S. government sponsored enterprises	$2,057	$-	$2,057	$-
State, county and municipals	55,039	-	54,162	877
Mortgage-backed securities	67,879	-	67,879	-
Corporate debt securities	220	-	-	220
Equity securities	2,320	2,320	-	-
Securities AFS, December 31, 2013	$127,515	$2,320	$124,098	$1,097

The following is a description of the valuation methodologies used by the Company for the items noted in the tables above. Where quoted market prices on securities exchanges are available, the investment is classified as Level 1. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include mortgage-related securities and obligations of state, county and municipals. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include auction rate securities available for sale (for which there has been no liquid market since 2008) and corporate debt securities. At September 30, 2014 and December 31, 2013, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on receipt of par from refinances for the auction rate securities and the internal analysis on the corporate debt securities.

The following table presents the Company’s impaired loans and other real estate owned (“OREO”) measured at fair value on a nonrecurring basis for the periods presented.

Measured at Fair Value on a Nonrecurring Basis
		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2014:
Impaired loans	$9,955	$-	$-	$9,955
OREO	963	-	-	963
December 31, 2013:
Impaired loans	$14,101	$-	$-	$14,101
OREO	1,987	-	-	1,987

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

Note 9 - Fair Value Measurements, continued

The Company is required under accounting guidance to report the fair value of all financial instruments in the consolidated balance sheets, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 are shown below.

	September 30, 2014
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$67,220	$67,220	$67,220	$-	$-
Certificates of deposit in other banks	8,638	8,667	-	8,667	-
Securities AFS	150,649	150,649	2,143	147,710	796
Other investments	8,056	8,056	-	5,915	2,141
Loans held for sale	2,570	2,570	2,570	-	-
Loans, net	855,033	857,897	-	-	857,897
Bank owned life insurance	27,230	27,230	27,230	-	-

Financial liabilities:
Deposits	$1,011,509	$1,013,271	$-	$-	$1,013,271
Notes payable	22,238	25,216	-	25,216	-
Junior subordinated debentures	12,278	12,273	-	-	12,273

	December 31, 2013
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$146,978	$146,978	$146,978	$-	$-
Certificates of deposit in other banks	1,960	1,983	-	1,983	-
Securities AFS	127,515	127,515	2,320	124,098	1,097
Other investments	7,982	7,982	-	5,841	2,141
Loans held for sale	1,486	1,486	1,486	-	-
Loans, net	838,126	842,758	-	-	842,758
Bank owned life insurance	23,796	23,796	23,796	-	-

Financial liabilities:
Deposits	$1,034,834	$1,036,564	$-	$-	$1,036,564
Short-term borrowings	7,116	7,116	7,116	-	-
Notes payable	32,422	32,548	-	32,548	-
Junior subordinated debentures	12,128	12,704	-	-	12,704

Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, other investments, loans held for sale, bank owned life insurance, nonmaturing deposits, and short-term borrowings. For those financial instruments not previously disclosed the following is a description of the evaluation methodologies used.

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

Off-balance-sheet instruments: The estimated fair value of letters of credit at September 30, 2014 and December 31, 2013 was insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at September 30, 2014 and December 31, 2013.

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

At September 30, 2014, total assets were $1.2 billion and net income for the nine months ended September 30, 2014 was $7.5 million.  When comparing 2014 results to prior year periods, the timing of Nicolet’s 2013 acquisitions impacts the 2013 financial results and comparisons to 2014.  These acquisitions (collectively referred to as the “2013 acquisitions”) consisted of the predominantly stock-for-stock acquisition of Mid-Wisconsin Financial Services, Inc. (“Mid-Wisconsin”), which was consummated on April 26, 2013, and the FDIC-assisted transaction to acquire Bank of Wausau, which was effective August 9, 2013. The transactions were accounted for under the acquisition method of accounting, and thus, the results of operations of the acquired entities prior to their respective consummation dates were not included in the accompanying consolidated financial statements. The eleven banking branches of Mid-Wisconsin and the one branch of Bank of Wausau opened as Nicolet National Bank branches on April 29 and August 10, 2013, respectively. At acquisition, the Mid-Wisconsin transaction increased total assets by $435 million, total liabilities by $415 million, and common equity by approximately $9.3 million, and resulted in a BPG of $10.4 million during the second quarter of 2013.  In the third quarter of 2013, a $0.9 million negative adjustment was recorded to that BPG relative to a change in estimate of a now settled legal action.  The 2013 income statement also included approximately $1.7 million (approximately $0.1 million and $1.6 million in the first and second quarters, respectively, of 2013) of pre-tax, non-recurring merger related expenses tied to preparation for, consummation of and integration of Mid-Wisconsin into Nicolet.  On a smaller scale, the Bank of Wausau transaction increased total assets by $47 million at acquisition (of which $18 million of cash was used during the month of September 2013 to immediately redeem rate-sensitive certificates of deposit), and resulted in a pre-tax BPG of $2.4 million and approximately $0.2 million of pre-tax, non-recurring merger related expenses recorded in the third quarter of 2013. Finally, acquisition accounting requires assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition, which impacted various ratios, but most notably asset quality measures (as loans are recorded directly at their estimated fair value and no addition to the allowance for loan losses is recorded at consummation), average balances in 2013, and taxes. Therefore, the 2014 results include both acquisitions fully, while the nine months ended September 30, 2013, includes approximately five months of Mid-Wisconsin and two months of Bank of Wausau.  For additional details, see “Note 2 – Acquisitions” and “Note 6 – Loans, Allowance for Loan Losses, and Credit Quality” in the Notes to the Unaudited Consolidated Financial Statements, and “--Income Taxes” within this document.

On November 28, 2012, Nicolet entered into a merger agreement with Mid-Wisconsin and subsequently filed a Registration Statement on Form S-4 (Regis. No. 333-186401) (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) under the provisions of the Securities Act of 1933, as amended (the “Securities Act”).  On March 26, 2013, the Registration Statement became effective and Nicolet became a public reporting company under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  On October 21, 2014, the SEC declared effective Nicolet’s Registration Statement on Form S-3, which registered an aggregate of $50 million of preferred stock, common stock, debt securities, warrants, rights, or units for potential future offer and sale, with the net proceeds of such issuances to be used for general corporate purposes, which may include one or more of the following: capital expenditures, repayment or refinancing of indebtedness or other securities from time to time, working capital or to make acquisitions.   The specific terms of any issuance of securities under such registration statement will be set forth in a prospectus supplement in accordance with the provisions of the Securities Act.

Forward-Looking Statements

Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Stockholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Nicolet’s control, include, but are not necessarily limited to the following:

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

Business Combinations and Valuation of Loans Acquired in Business Combinations

We account for acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting.  Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities, where it was not possible to estimate the acquisition date fair value upon consummation. Management finalized the fair values of acquired assets and assumed liabilities within this 12-month period and management considers such values to be the Day 1 Fair Values.  This was completed for the Mid-Wisconsin transaction during the second quarter of 2014 and was completed for the Bank of Wausau transaction in the third quarter of 2014.

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

In determining the Day 1 Fair Values of acquired loans, management calculates a non-accretable difference (the credit mark component of the acquired loans) and an accretable difference (the market rate or yield component of the acquired loans). The non-accretable difference is the difference between the undiscounted contractually required payments and the undiscounted cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to the accretable and non-accretable differences, which would have a positive impact on interest income.

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

The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at September 30, 2014. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the ALLL. These agencies may require Nicolet to make additions to the ALLL based on their judgments of collectability based on information available to them at the time of their examination.

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

The following discussion is Nicolet management’s analysis of the consolidated financial condition as of September 30, 2014 and December 31, 2013 and results of operations for the three and nine-month periods ended September 30, 2014 and 2013.  It should be read in conjunction with Nicolet’s audited consolidated financial statements as of December 31, 2013 and 2012, and for the two years ended December 31, 2013, included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2013.

Performance Summary

Nicolet reported net income of $7.5 million for the nine months ended September 30, 2014, compared to $15.2 million for the first nine months of 2013. After $183,000 of preferred stock dividends, the first nine months of 2014 net income available to common shareholders was $7.4 million, or $1.70 per diluted common share. Comparatively, after $915,000 of preferred stock dividends, the first nine months of 2013 net income available to common shareholders was $14.2 million, or $3.65 per diluted common share.  Beginning in the fourth quarter of 2013, given growth in qualifying small business loans, Nicolet qualified for a 1% annual dividend rate on its preferred stock issued to the U.S. Treasury related to its participation in the Small Business Lending Fund (“SBLF”), compared to the previous 5% annual rate, resulting in the $732,000 reduction in preferred stock dividends between the first nine months of 2014 and 2013.  Income statement results and average balances for the first nine months of 2014 fully include the 2013 acquisitions, while, as noted previously, the first nine months of 2013 included approximately five months of the Mid-Wisconsin acquisition and two months of the Bank of Wausau acquisition, as well as the related $11.9 million of BPG and pre-tax non-recurring expenses of approximately $1.9 million.

●
Net interest income was $31.4 million for the first nine months of 2014, an increase of $5.0 million or 19% over the first nine months of 2013.  The improvement was predominantly volume related, given the timing of the 2013 acquisitions. On a tax-equivalent basis, the net interest margin for the first nine months of 2014 was 3.91%, down 18 basis points (“bps”) from 4.09% for the comparable 2013 period.  Between the comparable nine-month periods, the earning asset yield fell 23 bps to 4.57%, while the cost of interest bearing liabilities improved by 6 bps to 0.79%, resulting in a 17 bps decrease in the interest rate spread between the comparable nine-month periods.

●
Loans were $865 million at September 30, 2014, up $18 million or 2% over $847 million at December 31, 2013, but down $7 million or 1% from $872 million at September 30, 2013.  Between the comparative nine-month periods, average loans grew 19% (or approximately 3% organically, excluding the $272 million of loans added at the Mid-Wisconsin acquisition and the $12 million of loans added at the Bank of Wausau acquisition), to $855 million for 2014 yielding 5.36%, compared to $720 million for 2013 yielding 5.43%.  While the loan yields for both periods include favorable purchase accounting accretion on acquired loans, the third quarter of 2013 included the resolution of two significant acquired loans with combined discounts of $1 million.

●
Total deposits were $1.01 billion at September 30, 2014, down $23 million or 2% from $1.03 billion at December 31, 2013 (following a customary pattern of deposit decline historically following year ends through the first nine months of the year), and up $51 million or 5% over $960 million in total deposits a year ago.  Between the comparative nine-month periods, average total deposits grew 31% (or approximately 8% organically, excluding the $346 million of deposits from the Mid-Wisconsin acquisition and the $24 million of net deposits from the Bank of Wausau acquisition), to $1.02 billion for the first nine months of 2014, with interest-bearing deposits costing 0.63%, compared to $777 million for the same period in 2013, with interest-bearing deposits costing 0.65%.

●
Asset quality measures were strong at September 30, 2014.  Nonperforming assets were $7.8 million at September 30, 2014, down 36% from year end 2013 and down 63% from a year ago. Nonperforming assets represented 0.67%, 1.02% and 1.88% of total assets at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. The allowance for loan losses was $10.1 million or 1.16% of loans at September 30, 2014, compared to $9.2 million or 1.09%, respectively at year end 2013, and $9.2 million or 1.05%, respectively at September 30, 2013.  The provision for loan losses was $2.0 million with net charge offs of $1.2 million for the first nine months of 2014, versus provision of $3.9 million with $1.9 million of net charge offs for the comparable 2013 period.

●
Noninterest income was $10.3 million for the first nine months of 2014 (including $0.4 million net gain on sales or writedowns of assets) compared to $22.3 million for the first nine months of 2013 (including $13.3 million of BPG and net gain on sale of assets, combined). Removing these net gains, noninterest income was up $0.9 million or 10% between the nine-month periods.  Notable increases over prior year, largely due to increased business from the expanded size of the Company, were in service charges (up $0.3 million or 27%), trust fee income (up $0.5 million or 16%), brokerage fee income (up $0.1 million or 44%) and other income (up $0.4 million or 44%, mostly attributable to income from higher debit card volumes).  Mortgage income was down $0.8 million or 41% between the nine-month periods, resulting from a significantly more robust mortgage market a year ago.   Production was strong until the start of third quarter 2013, when production slowed dramatically largely in response to rising mortgage rates, and remains sluggish in 2014.

30

●
Noninterest expense was $28.6 million for the first nine months of 2014, up $2.4 million or 9% over the first nine months of 2013; however, excluding $1.9 million of non-recurring merger-based expenses incurred in the 2013 period (of which approximately $1 million was in personnel and $0.9 million was in other expense), expenses were up 18%.  The increase in most noninterest expense line items is predominantly due to the larger operating base from the 2013 acquisitions being fully included in 2014 and only partially included in the first nine months of 2013.  In addition, between the nine-month periods, salaries and benefits were up $1.6 million or 11% (or up 19% excluding the 2013 merger-based expense, given the larger workforce and merit increases between the years), occupancy was up $0.6 million or 25% (given the larger operating base and a harsher winter), office expense was up $0.4 million or 19% (given the larger operating base, as well as continued integration on systems and phones), processing costs were up $0.6 million or 36% (mostly commensurate with growth in the number of accounts), and core deposit intangible amortization increased $0.2 million or 20%, attributable to the Mid-Wisconsin merger.  Other expense was down $1.1 million, mostly due to the 2013 period including $0.9 million of non-recurring merger-based expenses in legal, audit, and consulting.

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

Comparison of the nine months ending September 30, 2014 versus 2013

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $31.4 million in the first nine months of 2014, 19% higher than $26.4 million in the first nine months of 2013. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $541,000 and $444,000 for the first nine months of 2014 and 2013, respectively, resulting in taxable equivalent net interest income of $31.9 million and $26.8 million, respectively.

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

Table 1:  Year-To-Date Net Interest Income Analysis

	For the Nine Months Ended September 30,
	2014			2013
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$855,052	$34,662	5.36%	$719,717	$29,550	5.43%
Investment securities
Taxable	84,747	1,212	1.91%	70,492	714	1.35%
Tax-exempt (2)	47,923	998	2.78%	30,991	914	3.93%
Other interest-earning assets	89,727	354	0.53%	44,384	222	0.67%
Total interest-earning assets	1,077,449	$37,226	4.57%	865,584	$31,400	4.80%
Cash and due from banks	38,657			15,107
Other assets	66,006			59,964
Total assets	$1,182,112			$940,655
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$106,958	$198	0.25%	$73,353	$155	0.28%
Interest-bearing demand	206,228	1,141	0.74%	146,614	905	0.83%
MMA	263,592	549	0.28%	209,583	571	0.36%
Core CDs and IRAs	228,945	1,737	1.01%	181,859	1,313	0.97%
Brokered deposits	40,235	355	1.18%	39,023	225	0.77%
Total interest-bearing deposits	845,958	3,980	0.63%	650,432	3,169	0.65%
Other interest-bearing liabilities	48,325	1,336	3.64%	64,932	1,414	2.87%
Total interest-bearing liabilities	894,283	5,316	0.79%	715,364	4,583	0.85%
Noninterest-bearing demand	171,701			126,420
Other liabilities	8,445			6,970
Total equity	107,683			91,901
Total liabilities and stockholders’ equity	$1,182,112			$940,655
Net interest income and rate spread		$31,910	3.78%		$26,817	3.95%
Net interest margin			3.91%			4.09%

(1)          Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Table 2:  Year-To-Date Volume/Rate Variance

Comparison of the nine months ended September 30, 2014 versus the nine months ended September 30, 2013 follows:
	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net
Earning assets

Loans	$5,473	$(361)	$5,112
Investment securities
Taxable	190	308	498
Tax-exempt	404	(320)	84
Other interest-earning assets	113	19	132

Total interest-earning assets	$6,180	$(354)	$5,826

Interest-bearing liabilities
Savings deposits	$64	$(21)	$43
Interest-bearing demand	338	(102)	236
MMA	129	(151)	(22)
Core CDs and IRAs	354	70	424
Brokered deposits	7	123	130

Total interest-bearing deposits	892	(81)	811
Other interest-bearing liabilities	(99)	21	(78)

Total interest-bearing liabilities	793	(60)	733
Net interest income	$5,387	$(294)	$5,093

Table 3:  Quarterly Net Interest Income Analysis

	For the Three Months Ended September 30,
	2014			2013
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$862,960	$11,976	5.46%	$854,404	$12,892	5.93%
Investment securities
Taxable	80,951	379	1.87%	93,943	309	1.32%
Tax-exempt (2)	60,483	390	2.57%	35,125	329	3.75%
Other interest-earning assets	43,536	91	0.84%	32,852	77	0.94%
Total interest-earning assets	1,047,930	$12,836	4.82%	1,016,324	$13,607	5.26%
Cash and due from banks	44,550			26,019
Other assets	67,991			70,179
Total assets	$1,160,471			$1,112,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$113,065	$70	0.25%	$92,123	$57	0.25%
Interest-bearing demand	206,764	392	0.75%	168,685	315	0.74%
MMA	243,408	152	0.25%	232,778	200	0.34%
Core CDs and IRAs	223,740	611	1.09%	232,658	462	0.79%
Brokered deposits	33,080	109	1.30%	45,780	109	0.94%
Total interest-bearing deposits	820,057	1,334	0.65%	772,024	1,143	0.59%
Other interest-bearing liabilities	37,708	396	4.11%	71,332	491	2.69%
Total interest-bearing liabilities	857,765	1,730	0.80%	843,356	1,634	0.77%
Noninterest-bearing demand	184,535			158,353
Other liabilities	9,328			7,592
Total equity	108,843			103,221
Total liabilities and stockholders’ equity	$1,160,471			$1,112,522
Net interest income and rate spread		$11,106	4.02%		$11,973	4.49%
Net interest margin			4.17%			4.63%
(1)          Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Table 4:  Quarterly Volume/Rate Variance

Comparison of the three months ended September 30, 2014 versus the three months ended September 30, 2013 follows:
	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net
Earning assets
Loans	$83	$(999)	$(916)
Investment securities
Taxable	(37)	107	70
Tax-exempt	186	(125)	61
Other interest-earning assets	11	3	14
Total interest-earning assets	$243	$(1,014)	$(771)

Interest-bearing liabilities
Savings deposits	$12	$1	$13
Interest-bearing demand	74	3	77
MMA	9	(57)	(48)
Core CDs and IRAs	(21)	170	149
Brokered deposits	(35)	35	-
Total interest-bearing deposits	39	152	191
Other interest-bearing liabilities	(52)	(43)	(95)
Total interest-bearing liabilities	(13)	109	96
Net interest income	$256	$(1,123)	$(867)

Table 5: Interest Rate Spread, Margin and Average Balance Mix — Taxable-Equivalent Basis

	Nine Months Ended September 30,
	2014			2013
(in thousands)	Average Balance	% of Earning Assets	Yield/Rate	Average Balance	% of Earning Assets	Yield/Rate
Total loans	$855,052	79.4%	5.36%	$719,717	83.1%	5.43%

Securities and other earning assets	222,397	20.6%	1.54%	145,867	16.9%	1.69%
Total interest-earning assets	$1,077,449	100%	4.57%	$865,584	100%	4.80%

Interest-bearing liabilities	$894,283	83.0%	0.79%	$715,364	82.6%	0.85%

Noninterest-bearing funds, net	183,166	17.0%		150,220	17.4%
Total funds sources	$1,077,449	100%	0.66%	$865,584	100%	0.70%
Interest rate spread			3.78%			3.95%
Contribution from net free funds			0.13%			0.14%
Net interest margin			3.91%			4.09%

Taxable-equivalent net interest income was $31.9 million for the first nine months of 2014, an increase of $5.1 million or 19% over the same period in 2013.  The increase in taxable-equivalent net interest income was predominantly volume related, given the timing of the acquisitions.    Taxable equivalent interest income increased $5.8 million  (or 19%) between the nine-month periods driven by loans, including $5.5 million more interest income from higher loan volumes offset by $0.4 million from lower loan yields.  Interest expense increased only $0.7 million (or 16%) between the periods driven mainly by interest-bearing deposits, including $0.9 million more interest expense from higher volumes, offset by $0.1 million less interest expense from lower deposit rates.

The taxable-equivalent net interest margin was 3.91% for the nine months of 2014, down 18 bps versus the first nine months of 2013, with a favorable decrease in the cost of funds to 0.79% (down 6 bps), offset by a lower earning asset yield of 4.57% (down 23 bps) and a 1 bp decrease in net free funds.  The cost of funds between the nine-month periods benefited mostly from a lower rate structure acquired with the 2013 acquisitions, rate reductions made across product lines though mostly in commercial deposit products, and a continuing high mix of funds in lower-costing interest-bearing deposits.   In general, there has been and will be underlying downward margin pressure as assets mature in this prolonged low-rate environment, with current reinvestment rates substantially lower than previous rates and less opportunity to offset such with similar changes in the already low cost of funds.  Additionally, while both 2013 and 2014 periods are experiencing favorable income from purchase-accounting accretion on acquired loans, particularly where such loans pay or resolve at better than their carrying values, such favorable interest flow can be sporadic and will likely diminish over time.

The earning asset yield was influenced mainly by loans, representing only 79% of average earning assets and yielding 5.36% for first nine months of 2014, compared to 83% and 5.43%, respectively, for the first nine months of 2013.  The 7 bps decline in loan yield between the nine-month periods was largely due to two acquired loans which were fully resolved at approximately $1 million above their carrying values during the third quarter of 2013.  The 23 bps decline in earning asset yield was also affected by a higher mix of non-loan earning assets, which earn much less than loans.  Non-loan earning assets represented 21% of average earning assets and yielded 1.54%, versus 17% and 1.69%, respectively for the comparable nine-month period in 2013.  A higher proportion of low-earning cash was the main reason for the 15 bps decline in the non-loan yield between the nine-month periods.

Nicolet’s cost of funds continued its favorable decline during the low-rate environment, at 0.79% for the first nine months of 2014, 6 bps lower than the first nine months of 2013. The average cost of interest-bearing deposits (which represent over 90% of average interest-bearing liabilities for both periods), was 0.63% for the first nine months of 2014, down 2 bps versus the first nine months of 2013, with favorable rate variances in all deposit categories except core CDs and brokered deposits.  Lower-costing transactional deposits (savings, checking and MMA) saw rate declines in response to reductions made across products between the years, while such balances continued to rise. Core time deposit rates increased marginally (from 0.97% to 1.01%), and the average balance increased to $229 million from $182 million. Average brokered deposit balances increased nominally for the comparable nine-month periods but their cost increased from 0.77% in 2013 to 1.18% in 2014, as longer-termed funding replaced maturing shorter-term instruments. Average other interest-bearing liabilities (comprised of short- and long-term borrowings) declined $17 million and cost 77 bps more between the nine-month periods as maturing advances were not renewed in the lower-rate environment.

Average interest-earning assets were $1.1 billion for the first nine months of 2014, $212 million or 24% higher than the first nine months of 2013, led by a $135 million increase in average loans (to $855 million or 79% of interest earning assets) and a $77 million increase in all other interest-earning assets combined (to $222 million or 21% of earning assets), both heavily influenced by the size and timing of the 2013 acquisitions, and a higher level of low-earning cash balances.

Average interest-bearing liabilities were $894 million, up $179 million or 25% over the first nine months of 2013, led by a $196 million increase in interest-bearing deposits (to $846 million or 95% of average interest-bearing liabilities), and a $17 million decrease in average other interest-bearing liabilities (to $48 million), all heavily influenced by the size and timing of the acquisitions in 2013 and the growth in deposits offsetting the need for wholesale funding.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2014 and 2013 was $2.0 million and $3.9 million, respectively, exceeding net charge offs of $1.2 million and $1.9 million, respectively.  Asset quality trends remained relatively strong with continued resolutions of problem loans.  The ALLL was $10.1 million (1.16% of loans) at September 30, 2014, compared to $9.2 million (1.09% of loans) at December 31, 2013 and $9.2 million (1.05% of loans) at September 30, 2013.  The ALLL to loans ratio was impacted most after each of the 2013 acquisitions, which combined at their acquisition dates added no ALLL to the numerator and $284 million of loans into the denominator.  As events occur in the acquired loan portfolios, an ALLL will be established for this pool of assets as appropriate.  Growth in the ALLL to loans ratio is mostly a result of the provision for loan losses exceeding net charge offs.

Nonperforming loans continue to improve.  Nonperforming loans had been declining prior to the 2013 acquisitions.  Shortly after the acquisitions, nonperforming loans increased to a high of $17.4 million (or 2.0% of loans) at September 30, 2013, but have since declined to $6.9 million (or 0.79% of loans) at September 30, 2014.  Of the $16.7 million nonaccrual loans initially acquired in the 2013 acquisitions, $4.8 million remain which is included in the $6.9 million of nonaccruals at September 30, 2014.

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

Noninterest Income

Table 6:  Noninterest Income

	For the three months ended September 30,				For the nine months ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
(in thousands)
Service charges on deposit accounts	$564	$510	$54	10.6%	$1,602	$1,264	$338	26.7%
Trust services fee income	1,179	1,060	119	11.2	3,403	2,936	467	15.9
Mortgage income	505	353	152	43.1	1,151	1,939	(788)	(40.6)
Brokerage fee income	152	114	38	33.3	478	331	147	44.4
Bank owned life insurance (“BOLI”)	250	224	26	11.6	684	605	79	13.1
Rent income	292	204	88	43.1	880	728	152	20.9
Investment advisory fees	104	82	22	26.8	316	244	72	29.5
Gain on sale or writedown of assets, net	140	1,333	(1,193)	N/M *	448	1,382	(934)	N/M *
BPG	-	1,480	(1,480)	N/M *	-	11,915	(11,915)	N/M *
Other	459	382	77	20.2	1,323	920	403	43.8
Total noninterest income	$3,645	$5,742	$(2,097)	(36.5)%	$10,285	$22,264	$(11,979)	(53.8)%
Noninterest income without BPG and net gains	$3,505	$2,929	$576	19.7%	$9,837	$8,967	$870	9.7%
*N/M means not meaningful.

Comparison of the nine months ending September 30, 2014 versus 2013

Noninterest income was $10.3 million for the first nine months of 2014 (including $0.4 million of net gain on sales of assets), compared to $22.3 million for the first nine months of 2013 (including $13.3 million of combined BPG and net gain on sale of assets). Removing these net gains, noninterest income was up $0.9 million or 9.7% between the nine-month periods.

The BPGs were calculated as the net difference in the fair value of the net assets acquired less the consideration paid, resulting in a $9.5 million BPG for Mid-Wisconsin and a $2.4 million BPG for Bank of Wausau.  See Note 2 of the notes to the unaudited consolidated financial statements for details of the acquisition accounting.  Net gain on sale or writedown of assets was $0.5 million and $1.4 million for the nine months of 2014 and 2013, respectively. The 2014 activity consisted of a $0.3 million gain on the sale of an equity security holding, an $0.8 million net gain on sales of OREO, and a $0.6 million write-down of an acquired former branch building moved to OREO in second quarter 2014. The 2013 activity consisted of $1.2 million of net gains on sales of OREO and $0.2 million net gain on sales of investments.

Service charges on deposit accounts were $1.6 million for the first nine months of 2014, up $0.3 million (or 26.7%) over the comparable period of 2013.  The increase resulted from greater service charges on deposits given higher deposit balances and number of accounts and from higher non-sufficient funds fees.

Trust service fees increased to $3.4 million for the first nine months of 2014, up $0.5 million (or 15.9%) over the comparable 2013 period. In addition to the larger base of customers acquired through the Mid-Wisconsin merger, there was continued market improvement over last year on assets under management, on which fees are based.  Similarly, brokerage fees were $0.5 million, up $0.1 million or 44.4% over the first nine months of 2013, from increased legacy business, market improvements and to a lesser degree from the merger.

Mortgage income represents net gains received from the sale of residential real estate loans service-released into the secondary market and to a small degree, some related income. Residential refinancing activity and new purchase activity remained steady for the first half of 2013; however, mortgage production slowed considerably during the last half of 2013 and into 2014, largely in response to rising mortgage rates and certain mortgage regulation changes.  As a result, mortgage income in the first nine months of 2014 was $1.2 million compared to $1.9 million for the first nine months of 2013.   While business has picked up, levels still trail 2013.  The change between nine-month periods was not significantly impacted by the acquisitions.

The remaining income categories included modest increases compared to the first nine months of 2013.   BOLI income was $0.7 million for the first nine months of 2014, up $0.1 million (or 13.1%) from the comparable period in 2013, as a result of the $4.3 million increase of BOLI acquired in the Mid-Wisconsin transaction, and an additional $2.8 million of BOLI purchased in June 2014, bringing the average BOLI investment to $25.1 million, up 17.3%.  Rent income, investment advisory fees and other noninterest income combined were $2.5 million for the first nine months of 2014 compared to $1.9 million for the comparable 2013 period, with the majority of the increase due to ancillary fees tied to deposit-related products, most particularly debit card, check cashing and wire fee income.

Noninterest Expense

Table 7:  Noninterest Expense

	For the three months ended September 30,				For the nine months ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
(in thousands)
Salaries and employee benefits	$5,366	$5,333	$33	0.6%	$16,045	$14,447	$1,598	11.1%
Occupancy, equipment and office	1,735	1,822	(87)	(4.8)	5,370	4,392	978	22.3
Business development and marketing	548	573	(25)	(4.4)	1,620	1,471	149	10.1
Data processing	816	724	92	12.7	2,345	1,719	626	36.4
FDIC assessments	160	240	(80)	(33.3)	547	480	67	14.0
Core deposit intangible amortization	284	342	(58)	(17.0)	934	776	158	20.4
Other	614	1,190	(576)	(48.4)	1,734	2,865	(1,131)	(39.5)
Total noninterest expense	$9,523	$10,224	$(701)	(6.9)%	$28,595	$26,150	$2,445	9.3%

Comparison of the nine months ending September 30, 2014 versus 2013

Total noninterest expense was $28.6 million for the first nine months of 2014, up $2.4 million, or 9% over the first nine months of 2013; however, excluding the $1.9 million of non-recurring merger-based expenses (of which approximately $1 million was in personnel and $0.9 million was in other expense) incurred in the 2013 period, expenses were up 18%.  The increase in almost all expense line items is predominately due to the larger operating base from the 2013 acquisitions being fully included in 2014 and only partially included in 2013.

Salaries and employee benefits expense was $16.0 million for the first nine months of 2014, up $1.6 million or 11% (or up 19% excluding the 2013 non-recurring merger-based expense) compared to the first nine months of 2013. The increase was partially attributable to the larger workforce following the acquisition and was also impacted by merit increases between the years, higher health insurance premiums, and increased 401k expense.  Average full time equivalent employees for the first nine months of 2014 were 280, up 13% from 247 for the comparable 2013 period.

Occupancy, equipment and office expense increased $1.0 million to $5.4 million for the first nine months of 2014 compared to 2013.   This 22% increase is in line with the addition of 12 branches from the acquisitions, which more than doubled the physical facilities and related expenses. Utilities, rent, snowplowing, and other occupancy expenses increased proportionately in conjunction with the acquisitions; however, a harsher 2014 winter, continued integration on systems and phones, and postage resulted in higher expense between the nine-month periods.

Business development and marketing expense increased $0.1 million between the comparable nine-month periods.  This 10% increase includes a greater focus on growth in new markets, including television costs, and higher expense on promotional materials.

Data processing expenses, which are primarily volume-based, rose $0.6 million or 36% between the nine-month periods, in line with the increase in number of accounts and continued integration of systems.  FDIC assessments increased by $0.1 million, mainly given the increase in assets (on which the assessments are based) between the nine-month periods but at a more favorable rate in 2014. Core deposit intangible amortization increased $0.2 million, attributable to the core deposit intangible recorded with the Mid-Wisconsin acquisition.

Other expense decreased $1.1 million (or 39.5%) to $1.7 million for the first nine months of 2014.  The first nine months of 2013 carried approximately $0.9 million non-recurring merger-based expenses (mainly consulting and legal fees); without these direct costs, other expense decreased modestly by $0.2 million.

Income Taxes

For both nine-month periods ending September 30, 2014 and 2013, income tax expense was $3.4 million.    Tax expense for 2014 includes a $0.5 million tax benefit recorded to the deferred tax asset in the second quarter due to the increased ability to utilize net operating losses under the Internal Revenue Code section 382 following the one-year evaluation period related to the acquisition.  Tax expense for the first nine months of 2013 was influenced by the $9.5 million BPG related to the Mid-Wisconsin acquisition, which was a tax free transaction.  The effective tax rate was 31% for the first nine months of 2014 compared to 18% for the same nine-month period in 2013.  GAAP requires that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized.  No valuation allowance was determined to be necessary as of September 30, 2014 or December 31, 2013.

Comparison of the three months ending September 30, 2014 versus 2013

Nicolet reported net income of $2.8 million for the three months ended September 30, 2014, compared to $2.9 million for the comparable period of 2013.  Net income available to common shareholders for the third quarter of 2014 was $2.7 million, or $0.63 per diluted common share, compared to net income available to common shareholders of $2.6 million, or $.62 per diluted common share, for the third quarter of 2013. Income statement results and average balances for third quarter 2013 include approximately two months of activity from Bank of Wausau, while those for the third quarter of 2014 include fully the results of the Bank of Wausau acquisition.

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $10.9 million in the third quarter of 2014 versus $11.8 million in the third quarter of 2013. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $213,000 and $170,000 for the three months ended September 30, 2014 and 2013, respectively, resulting in taxable equivalent net interest income of $11.1 million and $12.0 million, respectively.  Taxable equivalent net interest income for third quarter 2014 was down $0.9 million or 7% versus third quarter 2013, with $1.1 million of the decrease due to rate variances (predominately in loans, with the 2013 quarter carrying the favorable resolution of two acquired loans at $1 million greater than their estimated fair values) offset with a $0.2 million increase from favorable volume variances (especially in earning assets).

The earning asset yield was 4.82% for third quarter 2014, 44 bps lower than third quarter 2013, mainly due to a decline in the yield on loans (as explained above) and also influenced by a higher percentage of average non-loan earning assets (21% for third quarter 2014 versus 17% of earning assets for third quarter 2013) which earn less than loan assets.

Between the third quarter periods, the cost of funds increased 3 bps to 0.80% in 2014 versus 2013.  The increase in cost of funds was driven mainly by the 2014 quarter carrying a 96% mix of interest-bearing deposits costing 0.65% compared to a 92% mix and 0.59% cost, respectively, for the comparable 2013 quarter. In addition, a portion of brokered deposits and other wholesale funds matured between the quarters and those renewed were generally at extended maturities, for interest rate risk considerations, at higher rates.  Core CDs and IRAs cost more between the third quarter periods, largely from the conclusion in February 2014 of a favorable fair value mark on acquired CDs.

Noninterest income was $3.6 million for third quarter 2014, down $2.1 million from $5.7 million for the third quarter 2013.  Noninterest income without BPG and net gains was up $0.6 million or 20%, largely due to mortgage income (up $0.2 million given higher production), and trust and brokerage fees (up $0.2 million combined given increased business and market improvements).  Net gain on sale or writedown of assets for third quarter 2014 consisted of a $0.1 million net gain on OREO resolutions, while third quarter 2013 included $0.9 million of net gains on OREO sales, and $0.4 million net gains on sales of investments.  The BPG in third quarter 2013 consisted of a pre-tax BPG of $2.4 million on the Bank of Wausau transaction and a $0.9 million negative adjustment to the Mid-Wisconsin BPG for a change in estimate on a now settled legal action.

Noninterest expense was $9.5 million for the third quarter of 2014, down $0.7 million from third quarter 2013; however, excluding the $0.2 million of non-recurring merger-based expenses incurred in third quarter 2013, noninterest expense was down $0.5 million or 5%.  Salaries and employee benefits were essentially flat between the third quarter periods with merit and other year-over-year increases offset by a slight reduction in full time equivalent employees.  FDIC assessments were down 33% given lower assets and a more favorable rate than third quarter last year.  Other expenses (including legal, consulting and audit expense) decreased $0.6 million between the third quarter periods, partially due to the above-noted merger costs in the 2013 period and decreases in foreclosure and OREO carrying costs between periods with properties being sold for gains later in 2013 and during 2014.

The provision for loan losses for the three months ended September 30, 2014 and 2013 was $0.7 million and $2.0 million respectively.  Net charge offs for the quarter ending September 30, 2014 were $0.3 million compared to $0.4 million for the same period in 2013.  At September 30, 2014, the ALLL was $10.1 million (or 1.16% of total loans) compared to $9.2 million (or 1.05% of total loans) at September 30, 2013.

Income tax expense was $1.6 million and $2.4 million for the third quarters of 2014 and 2013, respectively.   The effective tax rates were 36% for third quarter 2014 and 45% for third quarter 2013 (mainly due to the taxable nature of the Bank of Wausau BPG).

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

Total loans were $865 million at September 30, 2014 compared to $847 million at December 31, 2013.  This $18 million increase represented 2% growth in the first nine months of 2014 but reflected a $7 million decrease or 1% decline from the balance at September 30, 2013.   On average, loans were $855 million and $720 million for the first nine months of 2014 and 2013, respectively, up 19%.  Excluding the $284 million of loans added at acquisition ($272 million from Mid-Wisconsin and $12 million from Bank of Wausau), average organic loan growth was approximately 3% between the nine-month periods.

Table 8: Period End Loan Composition

	September 30, 2014		December 31, 2013		September 30, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$282,357	32.6%	$253,674	29.9%	$251,590	28.9%
Owner-occupied CRE	179,166	20.7	187,476	22.1	203,715	23.4
AG production	14,632	1.7	14,256	1.7	14,071	1.6
AG real estate	42,195	4.9	37,057	4.4	37,738	4.3
CRE investment	77,067	8.9	90,295	10.7	106,763	12.2
Construction & land development	42,462	4.9	42,881	5.1	38,757	4.4
Residential construction	11,260	1.3	12,535	1.5	12,831	1.5
Residential first mortgage	157,730	18.2	154,403	18.2	150,117	17.2
Residential junior mortgage	52,523	6.1	49,363	5.8	49,518	5.7
Retail & other	5,693	0.7	5,418	0.6	6,832	0.8
Total loans	$865,085	100%	$847,358	100%	$871,932	100%

Broadly, commercial-based loans (i.e. commercial, AG, CRE and construction loans combined) versus retail-based loans (i.e. residential real estate and other retail loans) were unchanged at 74% commercial-based and 26% retail-based at September 30, 2014 and December 31, 2013. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively as well as the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.

Commercial and industrial loans consist primarily of commercial loans to small businesses and, to a lesser degree, to municipalities within a diverse range of industries. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans increased $29 million since year end 2013. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and increased to 32.6% of the total portfolio at September 30, 2014, up from 29.9% at December 31, 2013.

Owner-occupied CRE loans declined to 20.7% of loans at September 30, 2014 from 22.1% at December 31, 2013 and primarily consist of loans within a diverse range of industries secured by business real estate that is occupied by borrowers (i.e. who operate their businesses out of the underlying collateral) and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral.

Agricultural production and agricultural real estate loans combined consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland. In total, agricultural loans increased $6 million since year end 2013, representing 6.6% of total loans at September 30, 2014, versus 6.1% at December 31, 2013.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. The balance of these loans declined $13 million since year end 2013, declining as a percent of loans from 10.7% to 8.9% at September 30, 2014.

Loans in the construction and land development portfolio represent 4.9% of total loans at September 30, 2014 and such loans provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis. Lending on originated loans in this category declined steadily both in total dollars and as a percentage of the portfolio over the past several years, with the 2013 increase attributable to the 2013 acquisitions.  Since December 31, 2013, balances have decreased only $0.4 million and have declined slightly as a percent of loans.

On a combined basis, Nicolet’s residential real estate loans represent 25.6% of total loans at September 30, 2014, up 0.1% from December 31, 2013. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. Across the industry, home equities generally involve loans that are in second or junior lien positions, but Nicolet has secured many such loans in a first lien position, further mitigating the portfolio risks. Nicolet has not experienced significant losses in its residential real estate loans; however, if market values in the residential real estate markets decline, particularly in Nicolet’s market area, rising loan-to-value ratios could cause an increase in the provision for loan losses. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. Mortgage loans retained in the portfolio are typically of high quality and have historically had low net charge off rates. While mortgage loans normally hold terms of 30 years, Nicolet’s portfolio mortgages have an average contractual life of less than 15 years.

Loans in the retail and other classification represent less than 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and/or guaranty positions. The loan balances in this portfolio remained relatively unchanged from December 31, 2013 to September 30, 2014.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2014, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

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

At September 30, 2014, the ALLL was $10.1 million compared to $9.2 million at December 31, 2013. The nine-month increase was a result of a 2014 provision of $2.0 million offset by 2014 net charge offs of $1.2 million. Comparatively, the provision for loan losses in the first nine months of 2013 was $3.9 million and net charge offs were $1.9 million.  Annualized net charge offs as a percent of average loans were 0.19% in the first nine months of 2014 compared to 0.35% for the first nine months of 2013 and 0.54% for the entire 2013 year. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ratio of the ALLL as a percentage of period-end loans was 1.16% at September 30, 2014 compared to 1.09% at December 31, 2013 and 1.05% at September 30, 2013.  The ALLL to loans ratio was impacted most after each of the 2013 acquisitions, which combined at their acquisition dates added no ALLL to the numerator and $284 million to the denominator.  As events occur in the acquired loan portfolios, an ALLL will be established for this pool of assets as appropriate.

The largest portions of the ALLL were allocated to construction and land development loans and commercial & industrial loans combined, representing 60.8% and 73.3% of the ALLL at September 30, 2014 and December 31, 2013, respectively.  The decreased allocation to these categories since December 31, 2013 was the result of changes to allowance allocations as additional qualitative factors are refined, creating a more ratable distribution of the provision across categories.

Table 9: Loan Loss Experience

	For the nine months ended		Year ended
(in thousands)	September 30, 2014	September 30, 2013	December 31, 2013
Allowance for loan losses (ALLL):
Balance at beginning of period	$9,232	$7,120	$7,120
Provision for loan losses	2,025	3,925	6,200
Charge-offs	1,291	1,978	4,238
Recoveries	(86)	(120)	(150)
Net charge-offs	1,205	1,858	4,088
Balance at end of period	$10,052	$9,187	$9,232

Net loan charge-offs (recoveries):
Commercial & industrial	$517	$447	$534
Owner-occupied CRE	453	30	1,851
Agricultural production	-	-	-
Agricultural real estate	-	-	-
CRE investment	(12)	798	992
Construction & land development	12	319	304
Residential construction	-	-	-
Residential first mortgage	190	78	148
Residential junior mortgage	17	141	189
Retail & other	28	45	70
Total net loans charged-off	$1,205	$1,858	$4,088

ALLL to total loans	1.16%	1.05%	1.09%
ALLL to net charge-offs	834%	494%	226%
Net charge-offs to average loans, annualized	0.19%	0.35%	0.54%

The allocation of the ALLL is based on Nicolet’s estimate of loss exposure by category of loans and is shown in Table 10 for September 30, 2014 and December 31, 2013.

Table 10: Allocation of the Allowance for Loan Losses

(in thousands)	September 30, 2014	% of Loan Type to Total Loans	December 31, 2013	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$3,599	32.6%	$1,798	29.9%
Owner-occupied CRE	1,370	20.7	766	22.1
Agricultural production	54	1.7	18	1.7
Agricultural real estate	272	4.9	59	4.4
CRE investment	638	8.9	505	10.7
Construction & land development	2,513	4.9	4,970	5.1
Residential construction	156	1.3	229	1.5
Residential first mortgage	964	18.2	544	18.2
Residential junior mortgage	433	6.1	321	5.8
Retail & other	53	0.7	22	0.6
Total ALLL	$10,052	100%	$9,232	100%

ALLL category as a percent of total ALLL:
Commercial & industrial	35.8%		19.5%
Owner-occupied CRE	13.6		8.3
Agricultural production	0.5		0.2
Agricultural real estate	2.7		0.6
CRE investment	6.3		5.5
Construction & land development	25.0		53.8
Residential construction	1.6		2.5
Residential first mortgage	9.6		5.9
Residential junior mortgage	4.3		3.5
Retail & other	0.6		0.2
Total ALLL	100%		100%

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $6.9 million (consisting of $2.1 million originated loans and $4.8 million acquired loans) at September 30, 2014 compared to $10.3 million at December 31, 2013 (consisting of $0.8 million originated loans and $9.5 million acquired loans). Nonperforming assets (which include nonperforming loans and OREO) were $7.8 million at September 30, 2014 compared to $12.3 million at December 31, 2013. OREO decreased from $2.0 million at year end 2013 to $1.0 million at September 30, 2014.  OREO at September 30, 2014 included an acquired branch which was moved from active to inactive status and written to a fair value of $0.2 million.    Nonperforming assets as a percent of total assets were 0.67% at September 30, 2014 compared to 1.02% at December 31, 2013.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types.  Potential problem loans were $16.3 million (1.9% of loans) and $18.7 million (2.2% of loans) at September 30, 2014 and December 31, 2013, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 11: Nonperforming Assets

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Nonaccrual loans:
Commercial & industrial	$548	$68	$115
Owner-occupied CRE	1,487	1,087	5,521
AG production	23	11	15
AG real estate	394	448	451
CRE investment	1,433	4,631	6,447
Construction & land development	943	1,265	1,310
Residential construction	—	—	—
Residential first mortgage	1,845	2,365	3,112
Residential junior mortgage	178	262	322
Retail & other	—	129	129
Total nonaccrual loans	6,851	10,266	17,422
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$6,851	$10,266	$17,422
CRE investment	$352	$935	$874
Owner-occupied CRE	256	—	552
Construction & land development	38	854	1,963
Residential real estate owned	117	198	471
Bank property real estate owned	200	—	—
OREO	963	1,987	3,860
Total nonperforming assets	$7,814	$12,253	$21,282
Total restructured loans accruing	$3,834	$3,862	$3,862
Ratios
Nonperforming loans to total loans	0.79%	1.21%	2.00%
Nonperforming assets to total loans plus OREO	0.90%	1.44%	2.43%
Nonperforming assets to total assets	0.67%	1.02%	1.88%
ALLL to nonperforming loans	146.7%	89.9%	43.1%
ALLL to total loans	1.16%	1.09%	1.05%

Table 12: Investment Securities Portfolio

	September 30, 2014			December 31, 2013

(in thousands)	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Government sponsored enterprises	$1,027	$1,029	1%	$2,062	$2,057	2%
State, county and municipals	82,429	83,188	55%	54,594	55,039	43%
Mortgage-backed securities	64,206	64,069	43%	68,642	67,879	53%
Corporate debt securities	220	220	-	220	220	-
Equity securities	1,022	2,143	1%	905	2,320	2%
Total	$148,904	$150,649	100%	$126,423	$127,515	100%

At September 30, 2014 the total carrying value of investment securities was $151 million, up from $128 million at December 31, 2013, and represented 12.9% and 10.6% of total assets at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

In addition to securities available for sale, Nicolet had other investments of $8.1 million at September 30, 2014 and $8.0 million at December 31, 2013, consisting of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System), and the Federal Agricultural Mortgage Corporation, as well as equity investments in other privately-traded companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost. The remaining investments have no quoted market prices, and are carried at cost less other than temporary impairment (“OTTI”) charges, if any. Nicolet’s management evaluates all these other investments periodically for impairment, considering financial condition and other available relevant information. There were no OTTI charges recorded in 2013 or year to date 2014.

Table 13: Investment Securities Portfolio Maturity Distribution

	As of September 30, 2014
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value Amount
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(in thousands)
U.S. government sponsored enterprises	$505	2.8%	$144	1.5%	$378	2.0%	$—	—%	$—	—%	$1,027	2.3%	$1,029
State and county municipals (1)	4,017	3.2	69,584	2.5	8,264	3.2	564	4.4	—	—	82,429	2.6	83,188
Corporate debt securities	—	—	—	—	—	—	220	2.0	—	—	220	2.0	220
Mortgage-backed securities	—	—	—	—	—	—	—	—	64,206	3.3	64,206	3.3	64,069
Equity securities	—	—	—	—	—	—	—	—	1,022	6.2	1,022	6.2	2,143
Total amortized cost	$4,522	3.2%	$69,728	2.5%	$8,642	3.1%	$784	3.7%	$65,228	3.3%	$148,904	2.9%	$150,649
Total fair value and carrying value	$4,555		$70,482		$8,607		$793		$66,212				$150,649
As a percent of total fair value	3%		47%		6%		-		44%

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Deposits

Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Included in total deposits in Table 14 are brokered deposits of $33 million at September 30, 2014 and $50 million at December 31, 2013.

Table 14: Deposits

	September 30, 2014		December 31, 2013
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$195,048	19.3%	$171,321	16.6%
Money market and NOW accounts	445,069	44.0%	492,499	47.6%
Savings	119,901	11.8%	97,601	9.4%
Time	251,491	24.9%	273,413	26.4%
Total deposits	$1,011,509	100%	$1,034,834	100%

Total deposits were $1.01 billion at September 30, 2014, with no significant change since December 31, 2013. On average for the first nine months of 2014, total deposits were $1.02 billion, up 31% versus $777 million for the comparable 2013 period.  Excluding the $370 million of deposits added at acquisition ($346 million from Mid-Wisconsin and $24 million of net deposits from Bank of Wausau given the quick redemption of $18 million of rate-sensitive certificates of deposit), average organic deposit growth was approximately 8% between the nine-month periods.

Table 15: Average Deposits

	For the nine months ended
	September 30, 2014		September 30, 2013
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$171,701	16.9%	$126,420	16.3%
Money market and NOW accounts	474,655	46.6%	356,197	45.9%
Savings	106,958	10.5%	73,353	9.4%
Time	264,345	26.0%	220,882	28.4%
Total	$1,017,659	100%	$776,852	100%

Table 16: Maturity Distribution of Certificates of Deposit

(in thousands)	September 30, 2014
3 months or less	$38,799
Over 3 months through 6 months	33,392
Over 6 months through 12 months	51,574
Over 12 months	127,726

Total	$251,491

Other Funding Sources

Other funding sources, which include short-term and long-term borrowings (notes payable and junior subordinated debentures), were $35 million and $52 million at September 30, 2014 and December 31, 2013, respectively. Short-term borrowings, consisting mainly of customer repurchase agreements maturing in less than three months, totaled $7 million at December 31, 2013.  There were no short-term borrowings outstanding at September 30, 2014. Long-term borrowings include a joint venture note and FHLB advances, totaling $22 million and $32 million at September 30, 2014 and December 31, 2013, respectively.  Junior subordinated debentures are another long-term funding source totaling $12 million at September 30, 2014 and December 31, 2013.  Junior subordinated debentures of $6.2 million were issued in July 2004 in connection with the issuance of $6.0 million of trust preferred securities. Acquired junior subordinated debentures of $10.3 million issued in connection with $10.0 million of trust preferred securities were assumed in the Mid-Wisconsin merger and initially recorded at the fair market value of $5.8 million, with the discount being accreted to interest expense over the remaining life of the debentures.  Further information regarding these junior subordinated debentures is located in “Note 8 – Junior Subordinated Debentures” in the notes to the unaudited consolidated financial statements.

Off-Balance Sheet Obligations

As of September 30, 2014 and December 31, 2013, Nicolet had the following commitments that did not appear on its balance sheet:

Table 17: Commitments

	September 30,	December 31,
	2014	2013
(in thousands)
Commitments to extend credit — Fixed and variable rate	$265,917	$234,930
Standby and irrevocable letters of credit-fixed rate	6,728	6,371

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

Funds are available from a number of basic banking activity sources including but not limited to the core deposit base, the repayment and maturity of loans, investment securities calls, maturities, and sales, and funds obtained through brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Approximately $51 million of the $151 million investment securities portfolio on hand at September 30, 2014 was pledged to secure public deposits, short-term borrowings, repurchase agreements, and for other purposes as required by law. Other funding sources available include short-term borrowings, federal funds purchased, and long-term borrowings.

Cash and cash equivalents at September 30, 2014 and December 31, 2013 were approximately $67 million and $147 million, respectively. The increased cash and cash equivalents at year end 2013 was predominantly due to strong customer deposit growth outpacing the loan demand.  These levels have declined through the first nine months of 2014 as is typical of Nicolet’s historical deposit behaviors.  Nicolet’s liquidity resources were sufficient as of September 30, 2014 to fund loans and to meet other cash needs as necessary.

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

At December 31, 2013, the one year cumulative gap was $85 million with a cumulative ratio of rate sensitive assets to rate sensitive liabilities of 114% representing a slightly asset sensitive position.  At December 31, 2013 the cumulative one year gap to total assets ratio was 7% which was within Nicolet’s established guidelines of not greater than +25% or -25% of total assets.  During the first nine months of 2014, interest bearing cash equivalents declined in conjunction with Nicolet’s cyclical decline in deposits.  The one year cumulative gap at September 30, 2014 increased to $103 million and represented a cumulative ratio of rate sensitive assets to rate sensitive liabilities of 121%, versus 114% at year-end 2013.  At September 30, 2014 the cumulative one year gap to total assets ratio was 9% which was within Nicolet’s established guidelines of not greater than +25% or -25% of total assets.

In order to limit exposure to interest rate risk, management monitors the liquidity and gap analysis on a monthly basis and may adjust pricing, term and product offerings when necessary to stay within applicable guidelines and maximize the effectiveness of asset/liability management.

Along with the static gap analysis, Nicolet’s management also estimates the effect a gradual change and a sudden change in interest rates could have on expected net interest income through income simulation. The simulation is run using the prime rate as the base with the assumption of rates increasing 100, 200, and 300 bps or decreasing 100, 200 and 300 bps. All rates are increased or decreased parallel to the change in prime rate. The simulation assumes a static mix of assets and liabilities. As a result of the simulation, over a 12-month time period ending September 30, 2014, net interest income was estimated to decrease 1.7% if rates increase 100 bps in an immediate shock scenario, and was estimated to decrease 2.9% in a 100 bps declining rate environment assumption.  These results are in line with Nicolet’s interest rate sensitivity position under a static balance sheet, including relatively short (though extending) loan maturities and level of variable rate loans with interest floors; as rates remain low, asset maturities extend, and deposit maturities contract, pressuring the position to become more liability-sensitive.  These results are based solely on the modeled changes in the market rates and do not reflect the earnings sensitivity that may arise from other factors such as changes in the shape of the yield curve, changes in spreads between key market rates, or changes in consumer or business behavior.  These results also do not include any management action to mitigate potential income variances within the modeled process. The simulation results are one indicator of interest rate risk, and actual net interest income is largely impacted by the allocation of assets, liabilities and product mix. Management continually reviews its interest rate risk position through the Asset/Liability Committee process, and such Committee reports to the full board of directors on a monthly basis.

Capital

Management regularly reviews the adequacy of Nicolet’s capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. Nicolet’s management actively reviews capital strategies in light of perceived business risks associated with current and prospective earning levels, liquidity, asset quality, and economic conditions in the markets served, as well as in light of growth opportunities and the level of returns available to shareholders. Nicolet’s management intends to maintain an optimal capital and leverage mix for growth and for shareholder return.

The SBLF is a U.S. Treasury program made available to community banks, designed to boost lending to small businesses by providing participating banks with capital and liquidity. In particular, the SBLF program targets commercial, industrial, owner-occupied real-estate and agricultural-based lending to qualifying small businesses, which include businesses with less than $50 million in revenue, and promotes outreach to women-owned, veteran-owned and minority-owned businesses.

For participating banks, the annual dividend rate upon funding and for the following nine full calendar quarters was 5%, unless there was growth in qualifying small business loans outstanding over a baseline which could reduce the rate to as low as 1% (as determined under the terms of the Securities Purchase Agreement (the “Agreement”)), adjusted quarterly. The dividend rate fixes for the tenth full quarter after funding through the end of the first four and one-half years based on the amount of qualifying small business loans at that time per the terms of the Agreement.  The dividend rate is then fixed at 9% after four and one-half years if the preferred stock is not repurchased or redeemed.  On September 1, 2011, under the SBLF, Nicolet received $24.4 million from the Treasury for the issuance of 24,400 shares of Non-Cumulative Perpetual Preferred Stock, Series C, with $1,000 per share liquidation value (the “Series C Preferred Stock”). Nicolet paid an annual dividend rate of 5% from funding through September 30, 2013, paid 1% for the quarter ended December 31, 2013 (i.e. the ninth full quarter after funding) and has qualified beginning in the first quarter of 2014 for the 1% fixed annual dividend rate for the remainder of the first four and one-half years.  Nicolet does not have current plans to repay its SBLF funding.   Under the terms of the Agreement, Nicolet is required to provide various information, certifications, and reporting to the Treasury. At September 30, 2014, Nicolet believes it was in compliance with the requirements set by the Treasury in the Agreement. The Series C Preferred Stock qualifies as Tier 1 capital for regulatory purposes.

On April 26, 2013, through a private placement, the Company raised $2.9 million in capital, issuing 174,016 shares of common stock.

On April 26, 2013, in its acquisition of Mid-Wisconsin, the Company issued 589,159 shares of its common stock at a value of $9.7 million. The $0.4 million of incurred issuance costs was charged against additional paid in capital. As a result of this merger, Nicolet became an SEC-reporting company and listed its common stock on the Over-the-Counter markets under the trading symbol of “NCBS.”

On January 21, 2014, Nicolet’s board of directors approved a resolution authorizing a stock repurchase program whereby Nicolet may utilize up to $6 million to purchase up to 350,000 shares of its outstanding common stock from time to time in the open market or block transactions as market conditions warrant or in private transactions.  During the first nine months of 2014, $4.0 million was used to repurchase 187,543 shares at a weighted average price of $21.07 per share including commissions.

A summary of Nicolet’s and Nicolet National Bank’s regulatory capital amounts and ratios as of September 30, 2014 and December 31, 2013 are presented in the following table.

Table 19: Capital

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of September 30, 2014:
Nicolet
Total capital	$125,384	14.2%	$70,485	8.0%	N/A	N/A
Tier I capital	115,332	13.1	35,243	4.0	N/A	N/A
Leverage	115,332	10.0	46,139	4.0	N/A	N/A

Nicolet National Bank
Total capital	$117,386	13.5%	$69,464	8.0%	$86,830	10.0%
Tier I capital	107,334	12.4	34,732	4.0	52,098	6.0
Leverage	107,334	9.4	45,650	4.0	57,062	5.0

As of December 31, 2013:
Nicolet
Total capital	$119,050	13.8%	$69,075	8.0%	N/A	N/A
Tier I capital	109,817	12.7	34,538	4.0	N/A	N/A
Leverage	109,817	9.5	46,322	4.0	N/A	N/A

Nicolet National Bank
Total capital	$111,343	13.1%	$68,110	8.0%	$85,138	10.0%
Tier I capital	102,111	12.0	34,055	4.0	51,083	6.0
Leverage	102,111	8.9	43,858	4.0	57,323	5.0

(1)
The total capital ratio is defined as tier1 capital plus tier 2 capital divided by total risk-weighted assets. The tier 1 capital ratio is defined as tier1 capital divided by total risk-weighted assets. The leverage ratio is defined as tier1 capital divided by the most recent quarter’s average total assets, adjusted in accordance with regulatory guidelines.

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

The final rules include new risk-based capital and leverage ratios that will be phased in from 2015 to 2019.   The rules include a new minimum common equity Tier 1 capital to risk-weighted assets (“CET1”) ratio of 4.5% and a CET1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements.   The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.  The required minimum ratio of total capital to risk-weighted assets will remain 8.0%.   The new risk-based capital requirements (except for the capital conservation buffer) will become effective for Nicolet on January 1, 2015.  The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.  Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

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

There have been no changes in the Company’s internal controls or, to the Company’s knowledge, in other factors during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Effective November 6, 2014, Nicolet National Bank and Nicolet entered into an employment agreement with Ann K. Lawson, Chief Financial Officer of Nicolet and Nicolet National Bank, regarding her employment. Under the terms of the agreement, Ms. Lawson receives a fixed annual base salary of $190,000 (which may be increased annually by the Board of Directors), plus benefits, and annual bonus compensation pursuant to any incentive compensation program as may be adopted from time to time by the Board of Directors.  Ms. Lawson’s agreement automatically renews for an additional day each day after November 6, 2014, so that it always has a three-year term, unless any of the parties to the agreement give notice of intent not to renew the agreement, which will cause the agreement to terminate on the third anniversary of the 30th day following the date of notice. Nicolet and Nicolet National Bank are obligated to pay Ms. Lawson her base salary and reimbursement of health insurance costs under terminating events, as defined per the agreement, which include: maximum 6 months of base salary if Ms. Lawson becomes disabled; maximum 12 months of base salary and reimbursement of health insurance costs if Ms. Lawson is involuntarily terminated without cause; maximum 12 months of base salary and reimbursement of health insurance costs if employment is terminated by Ms. Lawson for cause; and one and one-half times base salary and bonus and 12 months reimbursement of health insurance costs if Ms. Lawson terminates her employment for cause within six months of a change of control.  The agreement also provides various other benefits and subjects Ms. Lawson to non-compete and other restrictive covenants for a twelve month period following certain employment termination events.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv)Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statement of Cash Flows, and (vi)Notes to Consolidated Financial Statements tagged as blocks of text.

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

NICOLET BANKSHARES, INC.

November 7, 2014	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

November 7, 2014	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer

