Form 10-K
period 2014-12-31
NICOLET BANKSHARES INC
filed 2015-03-09
CIK 1174850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $83.3 million based on the closing sale price of $24.55 per share as reported on the OTCQB on June 30, 2014.

As of February 28, 2015, 4,024,204 shares of common stock were outstanding.

Nicolet Bankshares, Inc.

TABLE OF CONTENTS

PART I			PAGE

	Item 1.	Business	3-11

	Item 1A.	Risk Factors	12-18

	Item 1B.	Unresolved Staff Comments	18

	Item 2.	Properties	19

	Item 3.	Legal Proceedings	19

	Item 4.	Mine Safety Disclosures	19

PART II
	Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20

	Item 6.	Selected Financial Data	20-21

	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	22-46

	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	46

	Item 8.	Financial Statements and Supplementary Data	47-96

	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	97

	Item 9A.	Controls and Procedures	97

	Item 9B.	Other Information	97

PART III

	Item 10.	Directors, Executive Officers and Corporate Governance	98-99

	Item 11.	Executive Compensation	100-103

	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	103-104

	Item 13.	Certain Relationships and Related Transactions, and Director Independence	105

	Item 14.	Principal Accountant Fees and Services	105

PART IV

	Item 15.	Exhibits and Financial Statement Schedules	106

	Signatures		107

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities law.  Statements in this report that are not strictly historical are forward-looking and based upon current expectations that may differ materially from actual results.  These forward-looking statements, identified by words such as “will”, “expect”, “believe” and “prospects”, involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statement made herein.  These risks and uncertainties include, but are not limited to, general economic trends and changes in interest rates, increased competition, regulatory or legislative developments affecting the financial industry generally or Nicolet Bankshares, Inc. specifically, changes in consumer demand for financial services, the possibility of unforeseen events affecting the industry generally or Nicolet Bankshares, Inc. specifically, the uncertainties associated with newly developed or acquired operations and market disruptions.  Nicolet Bankshares, Inc. undertakes no obligation to release revisions to these forward-looking statements publicly to reflect events or circumstances after the date hereof or to reflect the occurrence of unforeseen events, except as required to be reported under the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Since its opening in late 2000, Nicolet has supplemented its organic growth with the December 2003 purchase of a branch and deposits in Menominee, Michigan, the July 2010 purchase of 4 branches and deposits in Brown County, the April 2013 merger transaction with Mid-Wisconsin Financial Services, Inc. (“Mid-Wisconsin”), and the August 2013 acquisition of selected assets and liabilities of Bank of Wausau through a transaction with the Federal Deposit Insurance Corporation (“FDIC”).

At December 31, 2014, Nicolet had total assets of $1.2 billion, loans of $883 million, deposits of $1.1 billion and total shareholders’ equity of $111 million.  Nicolet’s profitability is significantly dependent upon net interest income (interest income earned on loans and other interest-earning assets such as investments, net of interest expense on deposits and other borrowed funds), and noninterest income sources (including but not limited to service charges on deposits, trust and brokerage fees, and mortgage fee income from sales of residential mortgages into the secondary market), offset by the level of the provision for loan losses, noninterest expenses (largely employee compensation and overhead expenses tied to processing and operating the Bank’s business), and income taxes.  For the year ended December 31, 2014, Nicolet earned net income of $9.9 million, and after $0.2 million of preferred stock dividends, net income available to common shareholders was $9.7 million or $2.25 per diluted common share.

Products and Services Overview

Nicolet’s principal business is banking, consisting of lending and deposit gathering, as well as ancillary banking-related products and services, to businesses and individuals of the communities it serves, and the operational support to deliver, fund and manage such banking products and services.  Additionally, the Bank offers trust, brokerage and other investment management services for individuals and retirement plan services for business customers.  Nicolet delivers its products and services through 23 branch locations, on-line banking, mobile banking and an interactive website.  Nicolet’s call center also services customers.

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

Lending is critical to Nicolet’s balance sheet and earnings potential. Nicolet seeks creditworthy borrowers principally within the geographic area of its branch locations.  As a community bank with experienced commercial lenders and residential mortgage lenders, the Bank’s primary lending function is to make commercial loans [consisting of commercial, industrial, and business loans and lines of credit, owner-occupied commercial real estate (“owner-occupied CRE”), and agricultural (“AG”) production and real estate loans]; commercial real estate (“CRE”) loans [consisting of investment real estate loans (“CRE investment”) and construction and land development loans]; residential real estate loans (consisting of residential first lien mortgages, junior lien mortgages, home equity loans and lines of credit, and to a lesser degree residential construction loans); and other loans, mainly consumer in nature.  As of December 31, 2014, Nicolet’s loan portfolio mix was as follows:

Loan category	% of Total Loans
Commercial & industrial	33%
Owner-occupied CRE	21%
AG production	1%
AG real estate	5%
Total commercial loans	60%
CRE investment	9%
Construction & land development	5%
Total CRE loans	14%
Residential construction	1%
Residential first mortgages	18%
Residential junior mortgages	6%
Total residential real estate loans	25%
Other	1%

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

Employees

At December 31, 2014, Nicolet had approximately 280 full-time equivalent employees.  None of our employees are represented by unions.

Market Area and Competition

Nicolet National Bank is a full-service community bank, providing a full range of traditional commercial and retail banking services, as well as wealth management services, throughout northeastern and central Wisconsin and the upper peninsula of Michigan.  Nicolet markets its services to owner-managed companies, the individual owners of these businesses, and other residents of its market area, which at December 31, 2014 is through 23 branches located within 10 Wisconsin counties (Brown, Outagamie, Marinette, Taylor, Clark, Marathon, Oneida, Price, Vilas, and Eau Claire) and in Menominee, Michigan. Based on deposit market share data published by the FDIC as of June 30, 2014, the Bank ranks in the top three of market share for Brown, Taylor and Clark counties and in the top five for Menominee, Marinette and Price counties.

The financial services industry is highly competitive. Nicolet competes for loans, deposits and wealth management or financial services in all its principal markets.  Nicolet competes directly with other bank and nonbank institutions located within our markets (some that may have an established customer base or name recognition), internet-based banks, out-of-market banks that advertise or otherwise serve its markets, money market and other mutual funds, brokerage houses, mortgage companies, insurance companies or other commercial entities that offer financial services products.  Competition involves efforts to retain current or procure new customers, obtain new loans and deposits, increase the scope and type of products or services offered, and offer competitive interest rates paid on deposits or earned on loans, as well as to deliver other aspects of banking competitively. Many of Nicolet’s competitors may enjoy competitive advantages, including greater financial resources, broader geographic presence, more accessible branches or more advanced technologic delivery of products or services, more favorable pricing alternatives and lower origination or operating costs.

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

Regulation of Nicolet

Because Nicolet owns all of the capital stock of Nicolet National Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).  As a result, Nicolet is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  As a bank holding company located in Wisconsin, the Wisconsin Department of Financial Institutions (the “WDFI”) also regulates and monitors all significant aspects of its operations.

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

Permitted Activities.  The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company to engage in activities that are financial in nature or incidental or complementary to financial activities.  Those activities include, among other activities, certain insurance, advisory and security activities.

Nicolet meets the qualification standards applicable to financial holding companies, and elected to become a financial holding company in 2008. In order to remain a financial holding company, Nicolet must continue to be considered well managed and well capitalized by the Federal Reserve, and Nicolet National Bank must continue to be considered well managed and well capitalized by the OCC and have at least a “satisfactory” rating under the Community Reinvestment Act.

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

In addition, when Nicolet received its capital investment from the U.S. Department of the Treasury (the “Treasury”) under the Small Business Lending Fund (the “SBLF”) on September 1, 2011, it became subject to certain contractual limitations on the payment of dividends.  These limitations require, among other things, that (1) all dividends for the SBLF Preferred Stock be paid before other dividends can be paid and (2) no dividends on or repurchases of Nicolet common stock will be permitted if the payment or dividends would result in a reduction of Nicolet’s Tier 1 capital from the level on the SBLF closing date by more than 10%.

Regulation of Nicolet National Bank

Because Nicolet National Bank is chartered as a national bank, it is primarily subject to the supervision, examination, and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency (the “OCC”).  The OCC regularly examines Nicolet National Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.  The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.  Because Nicolet National Bank’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations and the FDIC also has examination authority and back-up enforcement power over Nicolet National Bank.  Nicolet National Bank is also subject to numerous state and federal statutes and regulations that affect Nicolet, its business, activities, and operations.

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

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, in which all institutions are placed.  The federal banking agencies have also specified by regulation the relevant capital levels for each category.

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

As of December 31, 2014, Nicolet National Bank satisfied the requirements of “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 17, “Regulatory Capital Requirements and Restrictions of Dividends,” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for Nicolet and Nicolet National Bank regulatory capital ratios.

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

Basel III

On July 2, 2013, the Federal Reserve and OCC approved a final rule to establish a new comprehensive regulatory capital framework for all US banking organizations, with an effective date of January 1, 2015.  The Regulatory Capital Framework (“Basel III”) implements several changes to the U.S. regulatory capital framework required by the Dodd-Frank Act. The new U.S. capital framework imposes higher minimum capital requirements, additional capital buffers above those minimum requirements, a more restrictive definition of capital, and higher risk weights for various enumerated classifications of assets, the combined impact of which effectively results in substantially more demanding capital standards for U.S. banking organizations.

The Basel III final rule establishes a new common equity Tier 1 capital (“CET1”) requirement, an increase in the Tier 1 capital requirement from 4.0% to 6.0% and maintains the current 8.0% total capital requirement.  The new CET1 and minimum Tier 1 capital requirements are effective January 1, 2015.  In addition to these minimum risk-based capital ratios, the Basel III final rule requires that all banking organizations maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers.  In order to avoid those restrictions, the capital conservation buffer effectively increases the minimum CET1 capital, Tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Banking organizations with capital levels that fall within the buffer will be required to limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments.  The capital conservation buffer is phased in over a 5-year period beginning January 1, 2016.

	Adequately Capitalized Requirement, effective January 1, 2015	Well-Capitalized Requirement, effective January 1,2015	Well-Capitalized with Buffer, fully phased in 2019
Leverage	4.0%	5.0%	5.0%
CET1	4.5%	6.5%	7.0%
Tier 1	6.0%	8.0%	8.5%
Total Capital	8.0%	10.0%	10.5%

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

The Basel III final rule provides banking organizations under $250 billion in total consolidated assets or under $10 billion in foreign exposures with a one-time “opt-out” right to continue excluding Accumulated Other Comprehensive Income from CET1 capital.  The election to opt-out must be made on the banking organization’s first Call Report filed after January 1, 2015.  Nicolet intends to elect to opt-out to continue excluding Accumulated Other Comprehensive Income from its regulatory capital.

The Basel III final rule requires that goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities (“DTLs”), be deducted from CET1 capital.  Additionally, deferred tax assets (“DTAs”) that arise from net operating loss and tax credit carryforwards, net of associated DTLs and valuation allowances, are fully deducted from CET1 capital. However, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, along with mortgage servicing assets and “significant” (defined as greater than 10% of the issued and outstanding common stock of the unconsolidated financial institution) investments in the common stock of unconsolidated “financial institutions” are partially includible in CET1 capital, subject to deductions defined in the final rule.  Our preliminary calculations indicate we will meet or exceed the new requirements to continue to be classified as well-capitalized under Basel III as of January 1, 2015.

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

Commercial Real Estate Lending.  In 2006, the federal banking regulators issued the following final guidance to help identify institutions that are potentially exposed to significant commercial real estate lending risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital, or

•
total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

At December 31, 2014 Nicolet National Bank’s commercial real estate lending levels are below the guidance levels noted above.

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

Mortgage Reform. The CFPB has adopted final rules implementing minimum standards for the origination of residential mortgages, including standards regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.  In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.Available Information

Nicolet became a public reporting company under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on March 26, 2013, when Nicolet’s registration statement related to its acquisition of Mid-Wisconsin Financial Services, Inc. (Registration Statement on Form S-4, “Regis. No. 333-186401”) became effective.  Nicolet files annual, quarterly, and current reports, and other information with the SEC.  These filings are available to the public on the Internet at the SEC’s website at www.sec.gov.  Shareholders may also read and copy any document that we file at the SEC’s public reference rooms located at 100 F Street, NE, Washington, DC 20549.  Shareholders may call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

An investment in our common stock involves risks.  If any of the following risks, or other risks which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed.  In such a case, the trading price of our common stock could decline, and you could lose all or part of your investment.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Relating to Nicolet’s Business

Nicolet may not be able to sustain its historical rate of growth, or may encounter issues associated with its growth, either of which could adversely affect our financial condition, results of operations, and share price.

We have grown over the past several years and intend to continue to pursue a significant growth strategy for our business.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development.  We may not be able to further expand our market presence in existing markets or to enter new markets successfully, nor can we guarantee that any such expansion would not adversely affect our results of operations.  Failure to manage growth effectively could have a material adverse effect on the business, future prospects, financial condition or results of our operations, and could adversely affect our ability to successfully implement business strategies.  Also, if such growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and the ability to manage our growth.  While we believe we have the management resources and internal systems in place to manage future growth successfully, there can be no assurance that growth opportunities will be available or that any growth will be managed successfully. In addition, our recent growth may distort some of our historical financial ratios and statistics.

As part of our growth strategy, we regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We seek merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services.

Acquiring other banks, businesses, or branches involves potential adverse impact to our financial results and various other risks commonly associated with acquisitions, including, among other things, difficulty in estimating the value of the target company, payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term, potential exposure to unknown or contingent liabilities of the target company, exposure to potential asset quality issues of the target company, potential volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts, difficulty and expense of integrating the operations and personnel of the target company, inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and / or other projected benefits,  potential disruption to our business, potential diversion of our management’s time and attention,  and the possible loss of key employees and customers of the target company.

As a community bank, Nicolet’s success depends upon local and regional economic conditions and has different lending risks than larger banks.

We provide services to our local communities.  Our ability to diversify economic risks is limited by our own local markets and economies.  We lend primarily to individuals and small- to medium-sized businesses, which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures.  We have established an evaluation process designed to determine the adequacy of our allowance for loan losses.  While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding borrowers and economic conditions, as well as regulator judgments.  We can make no assurance that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on its business, profitability or financial condition.

The core industries in our market area are manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, retail, service, and businesses supporting the general building industry.  The area has a broad range of diversified equipment manufacturing services related to these core industries and others.  The residential and commercial real estate markets throughout these areas depend primarily on the strength of these core industries.  A material decline in any of these sectors will affect the communities we serve and could negatively impact our financial results and have a negative impact on profitability.

If the communities in which we operate do not grow or if the prevailing economic conditions locally or nationally are less favorable than we have assumed, our ability to maintain our low volume of non-performing loans and other real estate owned and implement our business strategies may be adversely affected and our actual financial performance may be materially different from our projections.

Nicolet may experience increased delinquencies and credit losses, which could have a material adverse effect on our capital, financial condition, results of operations, and share price.

Our success depends to a significant extent upon the quality of our assets, particularly loans.  In originating loans, there is a substantial likelihood that we will experience credit losses.  The risk of loss will vary with, among other things, general economic conditions, the type of loan, the creditworthiness of the borrower over the term of the loan, and, in the case of a collateralized loan, the quality of the collateral for the loan.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment.  As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results.  Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur.  In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

If management’s assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio.  Material additions to our allowance would materially decrease net income.  We expect our allowance to continue to fluctuate; however, given current and future market conditions, we can make no assurance that our allowance will be adequate to cover future loan losses.

In addition, the market value of the real estate securing our loans as collateral continues to be adversely affected by the slow economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future.  As of December 31, 2014, approximately 40% of our loans were secured by commercial-based real estate and 25% of our loans receivable were secured by residential real estate.  Any sustained period of increased payment delinquencies, foreclosures, or losses caused by adverse market and economic conditions, including another downturn in the real estate market, in our markets could adversely affect the value of our assets, revenues, results of operations, and financial condition.

Nicolet is subject to extensive regulation that could limit or restrict our activities, which could have a material adverse effect on our results of operations or share price.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies.  Our compliance with these regulations, including compliance with regulatory commitments, is costly and restricts certain of our activities, including the declaration and payment of cash dividends to stockholders, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, and locations of offices.  We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth and operations.

The laws and regulations applicable to the banking industry have recently changed and may continue to change, and we cannot predict the effects of these changes on our business and profitability.  Some or all of the changes, including the new rulemaking authority granted to the newly-created CFPB, may result in greater reporting requirements, assessment fees, operational restrictions, capital requirements, and other regulatory burdens for us, and many of our competitors that are not banks or bank holding companies may remain free from such limitations.  This could affect our ability to attract and maintain depositors, to offer competitive products and services, and to expand our business.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect our ability to operate profitably.

Congress may consider additional proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies.  Such legislation may change existing banking statutes and regulations, as well as the current operating environment significantly.  If enacted, such legislation could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.  We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

Nicolet’s profitability is sensitive to changes in the interest rate environment.

As a financial institution, our earnings significantly depend on net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings.  Therefore, any change in general market interest rates, including changes in federal fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income.  Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities.  As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

In addition, we cannot predict whether interest rates will continue to remain at present levels, or the timing of any anticipated changes.  Changes in interest rates may cause significant changes, up or down, in our net interest income.  Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.  If there is a substantial increase in interest rates, our investment portfolio is at risk of experiencing price declines that may negatively impact our total capital position through changes in other comprehensive income.  In addition, any significant increase in prevailing interest rates could adversely affect our mortgage banking business because higher interest rates could cause customers to request fewer refinancings and purchase money mortgage originations.

We rely on other companies to provide key components of our business infrastructure.

Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

Negative publicity could damage our reputation.

Reputation risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending or foreclosure practices, corporate governance, regulatory compliance, mergers and acquisitions, and disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.

Competition in the banking industry is intense and Nicolet faces strong competition from larger, more established competitors.

The banking business is highly competitive, and we experience strong competition from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other financial institutions that operate in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well-established, much larger financial institutions.  While we believe we can and do successfully compete with these other financial institutions in its markets, we may face a competitive disadvantage as compared to large national or regional banks as a result of our smaller size and lack of geographic diversification.

Although we compete by concentrating our marketing efforts in our primary market area with local advertisements, personal contacts, and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

Nicolet continually encounters technological change and we may have fewer resources than our competition to continue to invest in technological improvements; as well, Nicolet’s information systems may experience an interruption or breach in security.

The banking and financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services.  In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that enhance customer convenience, as well as create additional efficiencies in operations.  Many of our competitors have greater resources to invest in technological improvements, and we may not be able to effectively implement new technology-driving products and services, which could reduce our ability to effectively compete.

In addition, we rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in customer relationship management, general ledger, deposit, loan functionality and the effective operation of other systems. While we have policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Ownership of Nicolet’s Common Stock

Our stock price can be volatile.

Stock price volatility may make it more difficult for you to sell your common stock when you want and at prices you find attractive. Our stock price can fluctuate widely in response to a variety of factors including, among other things:
● actual or anticipated variations in quarterly results of operations or financial condition;
● operating results and stock price performance of other companies that investors deem comparable to us;
● news reports relating to trends, concerns, and other issues in the financial services industry;
● perceptions in the marketplace regarding us and / or our competitors;
● new technology used or services offered by competitors;
● significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
● failure to integrate acquisitions or realize anticipated benefits from acquisitions;
● changes in government regulations;
● geopolitical conditions such as acts or threats of terrorism or military conflicts;
● our own participation in the market through our buyback program; and
● recommendations by securities analysts.

General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause our stock price to decrease regardless of our operating results.

The trading volume of Nicolet’s common stock is less than that of other larger companies.

The trading volume of our common stock is less than that of other larger banks.  For the public trading market for our common stock to have the desired characteristics of depth, liquidity and orderliness requires the presence in the marketplace of willing buyers and sellers of our common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.

Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall more than would otherwise be expected.  Conversely, significant purchases of our common stock, or the absence of willing sellers, could cause our stock price to be greater than would otherwise be expected in a liquid trading market. Such pricing may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.  Finally we may, through a board-approved stock purchase program, be a buyer of our own common stock from time to time; as such, our own activity through the open market purchases can influence actual and/or perceived trading volume and pricing expectations.

Nicolet has not historically paid dividends to our common shareholders and cannot guarantee that we will pay dividends to such shareholders in the future.

The holders of our common stock, receive dividends if and when declared by the Nicolet board of directors out of legally available funds.  Nicolet’s board of directors has not declared a dividend on the common stock since our inception in 2000 and does not expect to do so in the foreseeable future.  Any future determination relating to dividend policy will be made at the discretion of Nicolet’s board of directors and will depend on a number of factors, including the company’s future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that the board of directors may deem relevant.

Our principal business operations are conducted through Nicolet National Bank.  Cash available to pay dividends to our shareholders is derived primarily, if not entirely, from dividends paid by Nicolet National Bank.  The ability of Nicolet National Bank to pay dividends to us, as well as our ability to pay dividends to our shareholders, is subject to and limited by certain legal and regulatory restrictions.  Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to the payment of dividends by us.  There can be no assurance of whether or when we may pay dividends in the future.

Nicolet may need to raise additional capital in the future, including through proposed increased minimum capital thresholds established by our regulators as part of their implementation of Basel III, but that capital may not be available when it is needed or may be dilutive to our shareholders.

We are required by federal and state regulatory authorities to maintain adequate capital levels to support our operations.  New regulations implementing the Basel III capital standards require financial institutions to maintain higher capital ratios and place a greater emphasis on common equity as a component of Tier 1 capital.  In order to support our operations and comply with regulatory standards, we may need to raise capital in the future.  Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on favorable terms.  The capital and credit markets have experienced significant volatility in recent years.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If current levels of volatility worsen, our ability to raise additional capital may be disrupted.  If we cannot raise additional capital when needed, our results of operations and financial condition may be adversely affected, and our banking regulators may subject us to regulatory enforcement action, including receivership.  In addition, the issuance of additional shares of our equity securities will dilute the economic ownership interest of our common and preferred shareholders.

Nicolet’s directors and executive officers own a significant portion of our common stock and can influence stockholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 24% of our fully diluted issued and outstanding common stock as of December 31, 2014.  As a result of their ownership, our directors and executive officers have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

Holders of Nicolet’s subordinated debentures have rights that are senior to those of its common stockholders.

We have supported our continued growth by issuing trust preferred securities and accompanying junior subordinated debentures.  As of December 31, 2014, we had outstanding trust preferred securities and associated junior subordinated debentures with an aggregate par principal amount of approximately $16.5 million.

We have unconditionally guaranteed the payment of principal and interest on our trust preferred securities.  Also, the junior debentures issued to the special purpose trusts that relate to those trust preferred securities are senior to our common stock.  As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock, and in the event of our bankruptcy, dissolution or liquidation, holders of our junior subordinated debentures must be satisfied before any distributions can be made on our common stock.  We do have the right to defer distributions on our junior subordinated debentures (and related trust preferred securities) for up to five years, but during that time would not be able to pay dividends on our common or preferred stock.

Holders of Nicolet’s SBLF Preferred Stock have rights that are senior to those of its common stock, and contractual restrictions relative to Nicolet’s SBLF Preferred Stock may limit or prevent Nicolet from paying dividends on and repurchasing its common stock.

We have supported our capital operations by issuing preferred stock to the Treasury pursuant to the SBLF program.

The SBLF Preferred Stock issued to and currently held by the Treasury has dividend rights that are senior to those of our common stock; therefore, we must pay dividends on the SBLF Preferred Stock before we can pay any dividends to holders of our common stock. In the event of our bankruptcy, dissolution, or liquidation, the holders of the SBLF Preferred Stock must be satisfied before we can make any distributions to holders of our common stock.  In addition, under the terms of the SBLF Preferred Stock and the securities purchase agreement between Nicolet and the Treasury in connection with the SBLF transaction, we are generally unable to pay dividends on or repurchase our common stock where such payment or repurchase would result in a reduction of our Tier 1 capital from the level on September 1, 2011, the date on which the SBLF Preferred Stock was issued, by more than 10%.

Holders of Nicolet’s SBLF Preferred Stock have limited voting rights.

Other than under certain limited circumstances, holders of our SBLF Preferred Stock have no voting rights except with respect to matters that would involve certain fundamental changes to the terms of the SBLF Preferred Stock or as required by law.  These matters include the authorization of stock senior to the SBLF Preferred Stock, amendments that adversely affect the rights of the holders of the SBLF Preferred Stock, and certain business combination transactions.  These rights could make it more difficult to consummate a transaction that our common shareholders wish to approve.

Because Nicolet is a regulated bank holding company, your ability to obtain “control” or to act in concert with others to obtain control over Nicolet without the prior consent of the Federal Reserve or other applicable bank regulatory authorities is limited and may subject you to regulatory oversight.

Nicolet is a bank holding company and, as such, is subject to significant regulation of its business and operations.  In addition, under the provisions of the Bank Holding Company Act and the Change in Bank Control Act, certain regulatory provisions may become applicable to individuals or groups who are deemed by the regulatory authorities to “control” Nicolet or our subsidiary bank.  The Federal Reserve and other bank regulatory authorities have very broad interpretive discretion in this regard and it is possible that the Federal Reserve or some other bank regulatory authority may, whether through a merger or through subsequent acquisition of Nicolet’s shares, deem one or more of Nicolet’s shareholders to control or to be acting in concert for purposes of gaining or exerting control over Nicolet.  Such a determination may require a shareholder or group of shareholders, among other things, to make voluminous regulatory filings under the Change in Bank Control Act, including disclosure to the regulatory authorities of significant amounts of confidential personal or corporate financial information.  In addition, certain groups or entities may also be required to either register as a bank holding company under the Bank Holding Company Act, becoming themselves subject to regulation by the Federal Reserve under that Act and the rules and regulations promulgated thereunder, which may include requirements to materially limit other operations or divest other business concerns, or to divest immediately their investments in Nicolet.

In addition, these limitations on the acquisition of our stock may generally serve to reduce the potential acquirers of our stock or to reduce the volume of our stock that any potential acquirer may be able to acquire.  These restrictions may serve to generally limit the liquidity of our stock and, consequently, may adversely affect its value.

Nicolet’s securities are not FDIC insured.

Our securities are not savings or deposit accounts or other obligations of Nicolet National Bank, and are not insured by the Deposit Insurance Fund, or any other agency or private entity and are subject to investment risk, including the possible loss of some or all of the value of your investment.

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

Green Bay (main office)	111 N. Washington Street	Green Bay	WI	Leased*
De Pere	1011 N. Broadway Avenue	De Pere	WI	Owned
West De Pere	1610 Lawrence Drive	De Pere	WI	Leased
Howard	2380 Duck Creek Parkway	Green Bay	WI	Owned
Ashwaubenon	2363 Holmgren Way	Green Bay	WI	Leased
Bellevue	2082 Monroe Road	De Pere	WI	Leased
Appleton	900 W. College Avenue	Appleton	WI	Leased
Appleton - Kensington	2400 S. Kensington Drive, Suite 100	Appleton	WI	Leased*
Crivitz	315 US Hwy 141 N.	Crivitz	WI	Owned
Marinette	2009 Hall Avenue	Marinette	WI	Owned
Menominee	1015 10th Avenue	Menominee	MI	Owned
Eagle River	325 W. Pine Street	Eagle River	WI	Owned
Minocqua	8744 US Hwy 51 N.	Minocqua	WI	Leased
Rhinelander	2170 Lincoln Street	Rhinelander	WI	Owned
Phillips	864 N. Lake Avenue	Phillips	WI	Owned
Rib Lake	717 McComb Avenue	Rib Lake	WI	Owned
Medford	134 S. 8th Street	Medford	WI	Owned
Wausau	2100 Stewart Avenue, Suite 100	Wausau	WI	Leased*
Rib Mountain	3845 Rib Mountain Drive	Wausau	WI	Owned
Abbotsford	119 N. First Street	Abbotsford	WI	Owned
Colby	101 S. First Street	Colby	WI	Owned
Neillsville	500 West Street	Neillsville	WI	Owned
Fairchild	111 N. Front Street	Fairchild	WI	Owned

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

Nicolet’s common stock is traded on the Over-The-Counter Markets (“OTCQB”) under the symbol “NCBS”.  The common stock was authorized to commence trading on the OTCQB on April 26, 2013, with the first trade completed on May 12, 2013.  Prior to such trading, there was no established market for Nicolet’s common stock. Although the common stock is currently traded on the OTCQB, the trading volume is less than that of banks with larger market capitalizations. As of February 28, 2015, Nicolet had approximately 660 shareholders of record.

The following table sets forth the high and low bid prices and quarter end closing prices of Nicolet’s common stock as reported by the OTCQB for the periods indicated on or after April 26, 2013.  High and low prices noted for the periods prior to April 26, 2013 represent sales prices for the common stock, to the extent known by management.

For The Quarter Ended
	High Bid Prices	Low Bid Prices	Closing Sales Prices

December 31, 2014	$25.00	$23.10	$25.00
September 30, 2014	24.74	22.35	23.20
June 30, 2014	27.25	19.05	24.55
March 31, 2014	19.44	16.51	19.44

December 31, 2013	$17.00	$15.71	$16.54
September 30, 2013	17.00	15.77	16.51
June 30, 2013	17.50	15.80	16.50
March 31, 2013	16.50	16.50	16.50

Nicolet has not paid dividends on its common stock since its inception in 2000, nor does it currently have any plans to pay dividends on Nicolet common stock in the foreseeable future.  Any cash dividends paid by Nicolet on its common stock must comply with applicable Federal Reserve policies and with certain contractual limitations on the payment of dividends related to the SBLF, both described further in “Business—Regulation of Nicolet—Dividend Restrictions.”  Nicolet National Bank is also subject to regulatory restrictions on the amount of dividends it is permitted to pay to Nicolet as further described in “Business—Regulation of Nicolet National Bank – Payment of Dividends” and in Note 17, “Regulatory Capital Requirements and Restrictions on Dividends,” in the Notes to Consolidated Financial Statements under Item 8.

Under two actions in 2014, Nicolet’s board of directors approved a resolution authorizing a stock repurchase program whereby Nicolet may utilize up to $12 million to purchase up to 625,000 shares of its outstanding common stock from time to time in the open market or block transactions as market conditions warrant or in private transactions.  Through December 31, 2014, $5.6 million was used to repurchase and cancel 257,291 shares at a weighted average price of $21.95 per share including commissions.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented as of December 31, 2014 and 2013 and for each of the years in the two-year period ended December 31, 2014 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The selected consolidated financial data as of December 31, 2012, 2011 and 2010 is derived from audited consolidated financial statements that are not required to be included in this report.

EARNINGS SUMMARY AND SELECTED FINANCIAL DATA
(In thousands, except per share data)	At and for the year ended December 31,
	2014	2013	2012	2011	2010
Results of operations:
Interest income	$48,949	$43,196	$28,795	$29,830	$31,420
Interest expense	7,067	6,292	6,530	8,383	11,291
Net interest income	41,882	36,904	22,265	21,447	20,129
Provision for loan losses	2,700	6,200	4,325	6,600	8,500
Net interest income after provision for loan losses	39,182	30,704	17,940	14,847	11,629
Other income	14,185	25,736	10,744	8,444	8,968
Other expense	38,709	36,431	24,062	21,443	19,316
Income before income taxes	14,658	20,009	4,622	1,848	1,281
Income tax expense	4,607	3,837	1,529	318	136
Net income	10,051	16,172	3,093	1,530	1,145
Net income attributable to noncontrolling interest	102	31	57	40	35
Net income attributable to Nicolet Bankshares, Inc.	9,949	16,141	3,036	1,490	1,110
Preferred stock dividends and discount accretion	244	976	1,220	1,461	985
Net income available to common equity	$9,705	$15,165	$1,816	$29	$125
Earnings per common share:
Basic	$2.33	$3.81	$0.53	$0.01	$0.04
Diluted	2.25	3.80	0.53	0.01	0.04
Weighted average common shares outstanding:
Basic	4,165	3,977	3,440	3,469	3,452
Diluted	4,311	3,988	3,442	3,488	3,481
Year-End Balances:
Loans	$883,341	$847,358	$552,601	$472,489	$513,761
Allowance for loan losses	9,288	9,232	7,120	5,899	8,635
Investment securities available for sale, at fair value	168,475	127,515	55,901	56,759	52,388
Total assets	1,215,285	1,198,803	745,255	678,249	674,754
Deposits	1,059,903	1,034,834	616,093	551,536	558,464
Other debt	21,175	39,538	39,190	39,506	39,972
Junior subordinated debentures	12,328	12,128	6,186	6,186	6,186
Common equity	86,608	80,462	52,933	51,623	50,417
Stockholders’ equity	111,008	104,862	77,333	76,023	65,620
Book value per common share	21.34	18.97	15.45	14.83	14.57
Average Balances:
Loans	$859,256	$753,284	$521,209	$503,362	$499,193
Interest-earning assets	1,084,408	913,104	614,252	582,486	603,182
Total assets	1,191,348	997,372	674,222	642,353	653,710
Deposits	1,028,336	830,884	545,896	522,297	530,682
Interest-bearing liabilities	892,872	756,606	511,572	500,895	524,461
Common equity	84,033	70,737	52,135	50,968	51,661
Stockholders’ equity	108,433	95,137	76,535	69,284	66,923
Financial Ratios:
Return on average assets	0.84%	1.62%	0.45%	0.23%	0.17%
Return on average equity	9.18%	16.97%	3.97%	2.15%	1.66%
Return on average common equity	11.55%	21.44%	3.48%	0.06%	0.24%
Average equity to average assets	9.10%	9.54%	11.35%	10.79%	10.22%
Net interest margin	3.89%	4.06%	3.67%	3.75%	3.39%
Stockholders’ equity to assets	9.13%	8.75%	10.38%	11.21%	9.73%
Net loan charge-offs to average loans	0.31%	0.54%	0.60%	1.85%	1.22%
Nonperforming loans to total loans	0.61%	1.21%	1.27%	2.01%	2.10%
Nonperforming assets to total assets	0.61%	1.02%	0.97%	1.49%	1.81%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of Nicolet.  It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

The detailed financial discussion that follows focuses on 2014 results compared to 2013.  Some tabular information is shown for trends of three years or for five years as required under SEC regulations.

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

2014 was a year for continued execution on growth and performance.  At December 31, 2014, total assets were $1.2 billion, up only 1% over year end 2013, but with an improved asset mix.  Since year end 2013, loans grew 4% to $883 million (predominantly in commercial and industrial loans and lines of credit) and securities available for sale grew 32% to $168 million, both funded mainly by higher deposits, which grew 2% to $1.06 billion, and continued deployment of cash.  Asset quality was strong with net charge offs to average loans of 0.31% for 2014 and nonperforming assets to assets of 0.61% at December 31, 2014, reflecting successful integration of loans acquired in its 2013 acquisitions and the ongoing strength of the core loan portfolio and credit practices. Return on average assets of 0.84% and return on average common equity of 11.55% indicates solid performance traction in 2014.  As part of its capital management, Nicolet began and has been executing on a common stock repurchase program in 2014. For 2015, Nicolet remains focused on organic loan growth, comprehensive balance sheet management and revenue maximization in its markets, and continues to evaluate acquisition opportunities for strategic growth.

Evaluation of financial performance between 2014 and 2013 will be impacted in general from the timing of Nicolet’s 2013 acquisition of two distressed financial institutions – the predominantly stock-for-stock merger with Mid-Wisconsin consummated in April 2013 and the smaller FDIC-assisted acquisition of Bank of Wausau completed in August 2013 (collectively the “2013 acquisitions”). Combined, as of their respective acquisition dates, these transactions added 12 branch locations to Nicolet’s footprint and approximately $483 million in assets, $284 million in loans and $388 million in deposits.  Since the results of operations of both entities prior to consummation are appropriately not included in the accompanying consolidated financial statements, income statement results and average balances for 2013 include partial year contributions from the 2013 acquisitions versus a full year in 2014.  Notably, 2013 includes approximately 8 months of Mid-Wisconsin operations and 5 months of Bank of Wausau operations, which analytically could reasonably explain roughly 20% increases in certain average balances and income statement lines between 2014 and 2013; and as well, the 2013 acquisitions recorded $11.9 million of non-recurring bargain purchase gains and $1.9 million of direct pre-tax merger expenses, which net after tax contributed $9.7 million to 2013’s $16.1 million net income.

Performance Summary

Net income attributable to Nicolet was $9.9 million for 2014, and after $0.2 million of preferred stock dividends, net income available to common shareholders was $9.7 million, or $2.25 per diluted common share.  Comparatively, 2013 net income was $16.1 million, and after $1.0 million of preferred stock dividends, net income available to common shareholders was $15.1 million or $3.80 per diluted common share for 2013.  As noted above, the 2013 acquisitions impacted 2013 net income most directly from inclusion of non-recurring bargain purchase gains and direct merger expenses, which after tax accounted for $9.7 million of the $16.1 million net income in 2013.  Beginning in the fourth quarter of 2013 Nicolet qualified for a 1% annual dividend rate on its preferred stock issued to the Treasury related to its participation in the SBLF, compared to the previous 5% annual rate paid by Nicolet.   A full year of the 1% rate in 2014 resulted in a $0.7 million reduction in preferred stock dividends between 2014 and 2013, with 2013 only reflecting the lower rate for one quarter.

●
Net interest income was $41.9 million for 2014, an increase of $5.0 million or 13% compared to 2013.   The improvement was primarily volume related, with average interest-earning assets up $171 million or 19%, but at a lower interest rate spread between 2014 and 2013, driven mainly by lower loan yields and a higher mix of low-earning interest-bearing cash balances, though partly offset by a lower cost of funds.  On a tax-equivalent basis, the 2014 net interest margin was 3.89%, down 17 basis points (“bps”) from 4.06% in 2013 while the cost of interest-bearing liabilities was 0.79%, 4 bps lower than 2013.   The average yield on earning assets was 4.54%, 21 bps lower than in 2013, resulting in a 17 bps decline in the interest rate spread.

●
Loans were $883 million at December 31, 2014, up $36 million or 4% over December 31, 2013. The strongest growth came in commercial and industrial loans which increased $36 million and grew to 33% of the loan portfolio at December 31, 2014 versus 30% a year ago.  Since year-end 2013, acquired loans declined $43 million or 19% to $182 million at December 31, 2014 through amortization, refinances, and payoffs.  Average loans were $859 million in 2014 yielding 5.32%, compared to $753 million in 2013 yielding 5.40%, an increase of 14% in average balances.

●
Total deposits were $1.1 billion at December 31, 2014, an increase of $25 million or 2% over December 31, 2013.  Between 2014 and 2013, average deposits were up $197 million or 24%, with average total deposits of $1.0 billion for 2014 and $831 million for 2013.  Interest-bearing deposits cost 0.63% for both 2014 and 2013.

●
Asset quality measures remained strong.  Nonperforming assets were 0.61% of assets at December 31, 2014 compared to 1.02% of assets at year end 2013, a result of dedicated work on asset resolution.  For 2014, the provision for loan losses was $2.7 million, exceeding net charge offs of $2.6 million.  For 2013, the provision for loan losses was $6.2 million, exceeding net charge offs of $4.1 million.  The allowance for loan losses (“ALLL”) was $9.3 million or 1.05% of loans at December 31, 2014, compared to an ALLL of $9.2 million representing 1.09% of loans at December 31, 2013.

●
Noninterest income was $14.2 million for 2014 (including $0.5 million of net gain on sale or writedown of assets), compared to $25.7 million for 2013 (including $13.6 million of combined net gain on sale or writedown of assets and bargain purchase gains (“BPG”)). Removing these net gains, noninterest income was up $1.5 million or 12%, with increases in all line items, except mortgage income, largely due to increased business from Nicolet’s expanded size, timing of the 2013 acquisitions and improved market performance.

●
Noninterest expense was $38.7 million for 2014, up $2.3 million or 6% over 2013; however, excluding $1.9 million of non-recurring merger-based expenses (of which $1 million was in personnel and $0.9 million was in other expense) incurred in 2013, expenses were up 12%.  The increase in almost all line items was predominantly due to the larger operating base from the 2013 acquisitions being included for a full year in 2014, net of cost efficiency efforts made during 2014.  Most notably, salaries and employee benefits were up 9% (or up 15% over 2013 excluding the $1 million merger-based expense), while average full-time equivalent employees grew only 10% between the years.  All other non-personnel expenses combined were up 3% (or 8% over 2013 excluding the $0.9 million merger-based expense) and accounted for $0.4 million of the total variance between years.

Net Interest Income

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustments) was $41.9 million in 2014, up 13% compared to $36.9 million in 2013. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $795,000 for 2014 and $608,000 for 2013, resulting in taxable equivalent net interest income of $42.7 million for 2014 and $37.5 million for 2013.

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

Table 1: Average Balance Sheet and Net Interest Income Analysis — Taxable-Equivalent Basis
(dollars in thousands)

	Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans	$859,256	$46,206	5.32%	$753,284	$41,119	5.40%	$521,209	$27,280	5.17%
Investment securities
Taxable	83,692	1,606	1.92%	76,016	1,107	1.46%	21,963	625	2.85%
Tax-exempt	55,678	1,463	2.63%	31,989	1,234	3.86%	26,396	1,247	4.73%
Other interest-earning assets	85,782	469	0.55%	51,815	344	0.66%	44,684	233	0.52%
Total interest-earning assets	1,084,408	$49,744	4.54%	913,104	$43,804	4.75%	614,252	$29,385	4.73%
Cash and due from banks	39,954			22,178			15,628
Other assets	66,986			62,090			44,342
Total assets	$1,191,348			$997,372			$674,222
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$110,969	$274	0.25%	$79,164	$216	0.27%	$33,046	$151	0.46%
Interest-bearing demand	207,121	1,541	0.74%	154,991	1,251	0.81%	90,666	888	0.98%
MMA	265,693	711	0.27%	222,299	780	0.35%	167,196	780	0.47%
Core time deposits	226,112	2,348	1.04%	195,226	1,776	0.91%	133,814	2,373	1.77%
Brokered deposits	38,319	468	1.22%	41,029	370	0.90%	40,203	511	1.27%
Total interest-bearing deposits	848,214	5,342	0.63%	692,709	4,393	0.63%	464,925	4,703	1.01%
Other interest-bearing liabilities	44,658	1,725	3.81%	63,897	1,899	2.93%	46,647	1,827	3.85%
Total interest-bearing liabilities	892,872	7,067	0.79%	756,606	6,292	0.83%	511,572	6,530	1.27%
Noninterest-bearing demand	180,122			138,175			80,971
Other liabilities	9,921			7,454			5,144
Total equity	108,433			95,137			76,535
Total liabilities and stockholders’ equity	$1,191,348			$997,372			$674,222
Net interest income and rate spread		$42,677	3.75%		$37,512	3.92%		$22,855	3.46%
Net interest margin			3.89%			4.06%			3.67%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

(3)	Interest income includes loan fees of $291,000 in 2014, $453,000 in 2013 and $128,000 in 2012.

Table 2: Volume/Rate Variance — Taxable-Equivalent Basis
(dollars in thousands)

	2014 Compared to 2013 Increase (decrease) Due to Changes in			2013 Compared to 2012 Increase (decrease) Due to Changes in
	Volume	Rate*	Net(1)	Volume	Rate*	Net(1)
Earning assets
Loans (2)	$5,681	$(594)	$5,087	$12,532	$1,307	$13,839
Investment securities
Taxable	153	346	499	760	(278)	482
Tax-exempt (2)	710	(481)	229	238	(251)	(13)
Other interest-earning assets	120	5	125	89	22	111
Total interest-earning assets	$6,664	$(724)	$5,940	$13,619	$800	$14,419

Interest-bearing liabilities
Savings deposits	$80	$(22)	$58	$145	$(80)	$65
Interest-bearing demand	394	(104)	290	541	(178)	363
MMA	136	(205)	(69)	220	(220)	-
Core time deposits	303	269	572	831	(1,428)	(597)
Brokered deposits	(26)	124	98	10	(151)	(141)
Total interest-bearing deposits	887	62	949	1,747	(2,057)	(310)
Other interest-bearing liabilities	(140)	(34)	(174)	433	(361)	72
Total interest-bearing liabilities	747	28	775	2,180	(2,418)	(238)
Net interest income	$5,917	$(752)	$5,165	$11,439	$3,218	$14,657

*	Nonaccrual loans are included in the daily average loan balances outstanding.

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Table 3: Interest Rate Spread, Margin and Average Balance Mix — Taxable-Equivalent Basis
(dollars in thousands)

	Years Ended December 31,
	2014			2013			2012
		% of			% of			% of
	Average	Earning		Average	Earning		Average	Earning
	Balance	Assets	Yield/Rate	Balance	Assets	Yield/Rate	Balance	Assets	Yield/Rate
Total loans	$859,256	79.2%	5.32%	$753,284	82.5%	5.40%	$521,209	84.9%	5.17%
Securities and other earning assets	225,152	20.8%	1.57%	159,820	17.5%	1.68%	93,043	15.1%	2.26%
Total interest-earning assets	$1,084,408	100%	4.54%	$913,104	100.0%	4.75%	$614,252	100.0%	4.73%

Interest-bearing liabilities	$892,872	82.3%	0.79%	$756,606	82.9%	0.83%	$511,572	83.3%	1.27%
Noninterest-bearing funds, net	191,536	17.7%		156,498	17.1%		102,680	16.7%
Total funds sources	$1,084,408	100.0%	0.65%	$913,104	100.0%	0.69%	$614,252	100.0%	1.06%
Interest rate spread			3.75%			3.92%			3.46%
Contribution from net free funds			0.14%			0.14%			0.21%
Net interest margin			3.89%			4.06%			3.67%

Comparison of 2014 versus 2013

Taxable-equivalent net interest income was $42.7 million for 2014, up $5.2 million or 14%, compared to 2013.  The increase in taxable-equivalent net interest income was predominantly volume related, given the timing of the 2013 acquisitions.  Taxable equivalent interest income increased $5.9 million (or 14%) between 2013 and 2014 driven mainly by loans (including $5.7 million from higher loan volumes offset by $0.6 million from lower loan yields).  Interest expense increased by $0.8 million (or 12%) between the two periods mainly due to time deposits (including $0.3 million more expense from volume and $0.3 million more from rate) and an increase in interest-bearing demand deposits ($0.4 million more expense from volume offset by $0.1 million less expense from rate).

The taxable-equivalent net interest margin was 3.89% for 2014, down 17 bps from 2013, with improvement in the cost of funds at 0.79% (down 4 bps), more than offset by a lower earning asset yield of 4.54% (down 21 bps) and no change in net free funds.  In general, there has been and will be underlying downward margin pressure as assets mature in this prolonged low-rate environment, with current reinvestment rates substantially lower than previous rates and less opportunity to offset such with similar changes in the already low cost of funds; however, in both 2014 and 2013 such pressure was partially mitigated by the favorable income from acquired loans.

The earning asset yield was comprised mainly of loans, representing only 79% of average earning assets and yielding 5.32% for 2014, compared to 83% and 5.40%, respectively, for 2013.  The 8 bps decline in loan yield between the years was largely due to two acquired loans fully resolved at approximately $1 million above their carrying values during the third quarter of 2013.   The 21 bps decline in earning asset yield was also impacted by a higher mix of non-loan earning assets, which earn much less than loans.  All other interest earning assets combined represented 21% of average earning assets and yielded 1.57% versus 18% and 1.68%, respectively, for 2013.  A higher proportion of low-earning cash was the main reason for the 11 bps decline in the non-loan yield between the years.

Nicolet’s cost of funds continued its favorable decline during the low-rate environment, at 0.79% for 2014, 4 bps lower than 2013. The average cost of interest-bearing deposits (which represent over 90% of average interest-bearing liabilities for both years), was 0.63% for both years, with favorable rate variances in all deposit categories excluding time and brokered deposits.  Lower-costing transactional deposits (savings, checking and MMA) saw rate declines in response to reductions made across products between the years while overall balances continued to rise. Average brokered deposit balances decreased while their cost increased to 1.22% (versus 0.90% in 2013) as a portion of the lower rate balances matured and were not replaced.   Similarly other interest-bearing liabilities balances decreased while their cost increased to 3.81% (from 2.93% in 2013) mainly from lower rate advances that were paid back and not renewed.

Average interest-earning assets were $1.1 billion for 2014, $171 million or 19% higher than 2013, led by a $106 million increase in average loans (up 14% to $859 million and representing 79% of interest earning assets) and a $31 million increase in average investments (up 29% to $139 million and representing 13% of earning assets), both partially influenced by the size and timing of the acquisitions in 2013.

Average interest-bearing liabilities were $893 million, up $136 million or 18% over 2013, led by a $156 million increase in interest-bearing deposits (up 22% to $848 million representing 95% of interest-bearing liabilities) and a $19 million decrease in average other interest-bearing liabilities (to $45 million), both partially influenced by the size and timing of the acquisitions in 2013 and the use of stable deposits to pay down other wholesale funding.

Provision for Loan Losses

The provision for loan losses in 2014 was $2.7 million, compared to $6.2 million in 2013. The lower provision in 2014 was due to steady improvement during 2014 in levels of loans in nonperforming, delinquent, and classified status.  Net charge offs were $2.6 million in 2014 and $4.1 million in 2013 (which includes the $1.8 million charge off related to the grain credit noted above).  Asset quality trends remained strong.  At December 31, 2014, the ALLL was $9.3 million or 1.05% of loans compared to $9.2 million or 1.09% of loans at December 31, 2013.  With continued improvements in asset quality trends, the decrease in the ALLL as a percent of loans was the result of an increasing originated loan balance.  No ALLL has been recorded on acquired loans since acquisition or at December 31, 2014, since the remaining pool discounts exceed the required amount calculated based on the actual charge off experience in the acquired loan portfolio.

Nonperforming loans were $5.4 million (or 0.61% of total loans) at December 31, 2014 compared to $10.3 million (or 1.21% of total loans) at December 31, 2013.  The reduction in nonperforming loans was the result of a continued commitment to work distressed assets to resolution, particularly acquired nonaccrual loans.  Of the $16.7 million nonaccrual loans initially acquired in the 2013 acquisitions, $4.3 million remain included in the $5.4 million of nonaccruals at December 31, 2014, compared to $9.5 million included in the $10.3 million of nonaccruals at December 31, 2013.

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

Noninterest Income

Table 4: Noninterest Income
(dollars in thousands)

	Years ended December 31,		2014 Compared to 2013
	2014	2013	$ Change	% Change

Service charges on deposit accounts	$2,128	$1,793	$335	18.7%
Trust services fee income	4,569	4,028	541	13.4
Mortgage income	1,926	2,336	(410)	(17.6)
Brokerage fee income	631	477	154	32.3
Bank owned life insurance (“BOLI”)	933	825	108	13.1
Rent income	1,239	1,036	203	19.6
Investment advisory fees	440	348	92	26.4
Gain on sale or writedown of assets, net	539	1,669	(1,130)	(67.7)
Bargain purchase gains (“BPG”)	-	11,915	(11,915)	N/M
Other income	1,780	1,309	471	36.0
Total noninterest income	$14,185	$25,736	$(11,551)	(44.9)%
Noninterest income without BPG	$14,185	$13,821	$364	2.6%
Noninterest income without BPG and net gains	$13,646	$12,152	$1,494	12.3%

*N/M means not meaningful

Comparison of 2014 versus 2013

Noninterest income was $14.2 million for 2014 (including $0.5 million of net gain on sale or writedown of assets), compared to $25.7 million for 2013 (including $13.6 million of combined net gain on sale or writedown of assets and BPG). Removing these net gains, noninterest income was up $1.5 million or 12.3%, with increases in all line items, except mortgage income, largely due to increased business from Nicolet’s expanded size, timing of the 2013 acquisitions and improved market performance.

BPG is calculated as the net difference in the fair value of the net assets acquired less the consideration paid, which resulted in a non-taxable BPG of $9.5 million for Mid-Wisconsin and a taxable BPG of $2.4 million for Bank of Wausau. For additional details, see Note 2, “Acquisitions,” of the Notes to Consolidated Financial Statements, under Part II, Item 8.

Service charges on deposit accounts for 2014 were $2.1 million, up $0.3 million or 18.7% over 2013, given the higher number of accounts and increased deposit activity.  Most notably, personal non-sufficient funds fees were up $0.2 million over 2013, while the remaining $0.1 million increase was due to higher service-charges and other fees.

Mortgage income represents net gains received from the sale of residential real estate loans service-released into the secondary market and to a small degree, some related income. Residential refinancing activity and new purchase activity vary with movements in mortgage rates, changes in mortgage regulation, and the impact of economic conditions on consumers. Secondary mortgage production was $92 million for 2014, down 30.8% from 2013’s production of $133 million. Mortgage income was $1.9 million for 2014, down $0.4 million or 17.6%, compared to $2.3 million for 2013, as a result of lower production offset partly by better sales pricing.

Trust service fees were $4.6 million for 2014, up $0.5 million or 13.4% over 2013. In addition to a full year of income on the larger base of customers acquired and trust assets added from Mid-Wisconsin, there was market improvement over last year on assets under management, on which trust fees are based. Similarly, brokerage fees were $0.6 million, up $0.2 million or 32.3% over 2013, mainly from increased legacy business, market improvements, and to a lesser degree from a full year of the 2013 acquisitions.

BOLI income was $0.9 million, up $0.1 million or 13.1% over 2013, as a result of the $4.3 million BOLI acquired with Mid-Wisconsin and $2.8 million new BOLI purchased in June 2014 in this lower rate environment, bringing the average BOLI investment to $25.7 million, up 16.7% over 2013. Rent income, investment advisory fees and other income combined were $3.5 million for 2014, up $0.8 million or 28.4% over 2013, with the majority of the increase due to ancillary fees tied to deposit-related products, most particularly debit card interchange fees (up $0.3 million aided in part by a full year of activity from the 2013 acquisitions but also greater volume related to a popular checking product design), check orders, check cashing and wire fee income.

Nicolet recognized $0.5 million net gain on sale or writedown of assets in 2014, compared to $1.7 million in 2013. The 2014 activity consisted of a $0.3 million gain on sale of equity securities and $0.8 million net gains on sales of other real estate owned (“OREO”), and a $0.6 million writedown in the second quarter on a bank premise which was subsequently sold prior to year end.  The 2013 activity consisted of $0.5 million net gains on sales of AFS securities, $1.3 million net gains on OREO sales and $0.1 million writedown on OREO properties.

Noninterest Expense

Table 5: Noninterest Expense
(dollars in thousands)

	Years ended December 31,		2014 Compared to 2013
	2014	2013	$ Change	% Change
Salaries and employee benefits	$21,472	$19,615	$1,857	9.5%
Occupancy, equipment and office	7,086	6,407	679	10.6
Business development and marketing	2,267	2,348	(81)	(3.4)
Data processing	3,178	2,477	701	28.3
FDIC assessments	715	700	15	2.1
Core deposit intangible amortization	1,209	1,111	98	8.8
Other expense	2,782	3,773	(991)	(26.3)
Total noninterest expense	$38,709	$36,431	$2,278	6.3%

Comparison of 2014 versus 2013

Total noninterest expense was $38.7 million for 2014, an increase of $2.3 million or 6.3%, over 2013; however, excluding $1.9 million of non-recurring merger-based expenses (of which $1 million was in personnel and $0.9 million was in other expense) incurred in 2013, expenses were up 12.1%.  The increase in almost all line items was predominantly due to the larger operating base from the 2013 acquisitions being included for a full year in 2014, net of cost efficiency efforts made during 2014.

Salaries and employee benefits expense was $21.5 million for 2014, up $1.9 million or 9.5% over 2013 (or up 14.8% over 2013 excluding the $1 million merger-based expense, such as stay bonuses and severance costs), while average full-time equivalent employees (“FTE” employees) grew 10.1% between the years (284 for 2014 versus 258 for 2013).  Total personal costs were largely impacted by a full year of the larger workforce (including commensurate increases in payroll taxes and employer 401k match), rising health insurance costs, and merit increases between the years.

Occupancy, equipment and office expense increased $0.7 million or 10.6%, most notably impacted by a full year of the 2013 acquisitions, including certain infrastructure integration costs which carried over into 2014, but offset by efficiencies and lower one time signage, postage, and functional costs associated with the acquisitions.

Business development and marketing expense was flat (down $0.1 million) compared to 2013, with increases from the full year of activity offset by a reduction in higher initial costs incurred in the newly acquired markets.

Data processing expenses, which are primarily volume-based, were up $0.7 million or 28.3% over 2013, in line with the increase in number of accounts processed and full integration of systems.

FDIC assessments were flat (up approximately $15,000) compared to 2013, with the increase in assets (on which assessments are based) offset by a more favorable rate charged in 2014.  The core deposit intangible (“CDI”) amortization increased $0.1 million or 8.8%, attributable mainly to a full year of the CDI recorded in the Mid-Wisconsin transaction.

Other expenses were $1.0 million lower than 2013.   Approximately $0.9 million of 2013 expense was attributable to direct merger costs, mostly consultant, professional and legal in nature to effect the mergers, assist with fair value accounting, and support conversions.  Without these direct merger costs, other expense in 2014 decreased modestly from 2013 (down $0.1 million or 2.4%).   Most notable in other expense was a $0.5 million debit card fraud loss from a merchant’s breach in fourth quarter 2014, offset by $0.4 million lower OREO and foreclosure costs (given lower OREO volume) and $0.1 million lower other miscellaneous expenses between the years.

Income Taxes

Income tax expense was $4.6 million for 2014 and $3.8 million for 2013. The effective tax rates were 31.4% for 2014 and 19.2% for 2013.  Significantly impacting the effective tax rate for 2013 was the tax free nature of the Mid-Wisconsin merger, whereby tax expense was not directly charged on the $9.5 million BPG.  The $2.4 million BPG from the Bank of Wausau acquisition was taxable.  Tax expense for 2014 includes a $0.5 million tax benefit recorded to the deferred tax asset in the second quarter due to the increased ability to utilize net operating losses under the Internal Revenue Code section 382 following the one-year evaluation period related to the acquisition.  In addition to the 2013 impact of the tax free BPG, these tax rates are also influenced by the amount of income before tax and the mix of tax-exempt income each year, and to a smaller degree by the non-deductibility of certain merger-related costs. The net deferred tax asset was $5.8 million at December 31, 2014 compared to $6.1 million at the end of 2013.  The basic principles for accounting for income taxes require that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2014 and 2013, no valuation allowance was determined to be necessary.

BALANCE SHEET ANALYSIS

Loans

Nicolet services a diverse customer base throughout Northern Wisconsin and in Menominee, Michigan including the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, retail, service, and businesses supporting the general building industry. It continues to concentrate its efforts in originating loans in its local markets and assisting its current loan customers. It actively utilizes government loan programs such as those provided by the U.S. Small Business Administration to help customers weather current economic conditions and position their businesses for the future.

Nicolet’s primary lending function is to make commercial loans, consisting of commercial and industrial business loans and lines of credit and owner-occupied CRE loans and AG production and real estate loans; CRE loans, consisting of commercial investment real estate loans and construction and land development loans; residential real estate loans, including residential first mortgages, residential junior mortgages (such as home equity loans and lines), and to a lesser degree residential construction loans; and retail and other loans.

Total gross loans were $883 million at December 31, 2014, an increase of $36 million, or 4%, compared to total gross loans of $847 million at December 31, 2013. Loans acquired in 2013 totaled $284 million at the time of acquisition and had an outstanding balance of $182 million and $224 million at December 31, 2014 and 2013, respectively given amortization, refinances, and payoffs.  Loan growth in 2014 had to absorb this $42 million reduction in acquired loans resulting in organic growth of $78 million or 9% between December 31, 2014 and 2013.  The 2014 growth was predominately in commercial and industrial loans.   The overall mix of loans remained relatively stable with modest reductions in commercial real estate offset primarily by increases in commercial & industrial, agriculture, and first mortgage loans.

Table 6: Loan Composition
As of December 31,
(dollars in thousands)

	2014		2013		2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$289,379	32.7%	$253,674	29.9%	$197,301	35.7%	$153,810	32.6%	$170,898	33.3%
Owner-occupied CRE	182,574	20.7	187,476	22.1	106,888	19.3	110,094	23.3	120,943	23.5
AG production	14,617	1.6	14,256	1.7	215	0.1	201	0.0	21	0.0
AG real estate	42,754	4.8	37,057	4.4	11,354	2.1	1,085	0.2	2,179	0.5
CRE investment	81,873	9.3	90,295	10.7	76,618	13.9	66,577	14.1	63,839	12.4
Construction & land development	44,114	5.0	42,881	5.1	21,791	3.9	24,774	5.2	31,464	6.1
Residential construction	11,333	1.3	12,535	1.5	7,957	1.4	9,363	2.0	8,893	1.7
Residential first mortgage	158,683	18.0	154,403	18.2	85,588	15.5	56,392	11.9	56,533	11.0
Residential junior mortgage	52,104	5.9	49,363	5.8	39,352	7.1	42,699	9.0	46,621	9.1
Retail & other	5,910	0.7	5,418	0.6	5,537	1.0	7,494	1.7	12,370	2.4
Total loans	$883,341	100.0%	$847,358	100.0%	$552,601	100.0%	$472,489	100.0%	$513,761	100.0%

On a broad commercial loan (i.e. commercial, agricultural, CRE and construction loans combined) versus retail loan (i.e. residential real estate and other retail loans) mix basis, year-end 2014 was 74.1% commercial-based and 25.9% retail-based at December 31, 2014 versus 73.9% and 26.1%, respectively, for year-end 2013.  Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.
Commercial and industrial loans consist primarily of commercial loans to small businesses and, to a lesser degree, to municipalities within a diverse range of industries.  The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans increased $36 million since year end 2013. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and increased to 32.7% of the portfolio at year end 2014 compared to 29.9% of the total portfolio at year end 2013.  This continues to be a strong growth area for Nicolet.

Owner-occupied CRE loans fell to 20.7% of loans at year end 2014 compared to 22.1% of loans at year end 2013.  This category primarily consists of loans within a diverse range of industries secured by business real estate that is occupied by borrowers who operate their businesses out of the underlying collateral and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral. The total decrease of $5 million between year ends was predominately from a $17 million decrease in acquired balances offset by a $12 million increase in originated loans.

Agricultural production and agricultural real estate loans consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland.  The $6 million increase in these portfolios between year ends was driven by a $9 million increase in originated balances offset by a $3 million reduction in acquired balances.  Agriculture is more prevalent in our acquired markets, offering a growth area for Nicolet.  In total, these loans increased minimally to 6.4% from 6.1% of total loans at December 31, 2014 and 2013, respectively.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties.  Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development.  From December 31, 2013 to December 31, 2014, these loans decreased $8 million.  At December 31, 2014 CRE investment loans represented 9.3% of loans compared to 10.7% a year ago.

Loans in the construction and land development portfolio represent 5.0% of total loans at year end 2014 and such loans provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances.  Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis.  Lending in this area remained steady both in total dollars and as a percentage of the portfolio compared between year ends.

On a combined basis, Nicolet’s residential real estate loans represent 25.2% of total loans at year end 2014 compared to 25.5% of total loans at year end 2013. Residential first mortgage loans include conventional first-lien home mortgages.  Residential junior mortgage real estate loans consist of home equity lines and term loans secured by junior mortgage liens.  Across the industry, home equities involve loans that are often in second or junior lien positions, but Nicolet has secured many of these types of loans in a first lien position, further mitigating the portfolio risks.  Nicolet has not experienced significant losses in its residential real estate loans; however, residential real estate, if declines in market values in the residential real estate markets worsen, particularly in Nicolet’s market area, the value of collateral securing its real estate loans could decline, which could cause an increase in the provision for loan losses.  As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights.  Nicolet’s mortgage loans have historically had low net charge off rates and held mortgages typically are of high quality.

Loans in the retail and other classification represent less than 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and/or guaranty positions. The loan balances in this portfolio remained relatively unchanged between year-end 2014 and 2013 and the portfolio has remained stable as a percent of total loans.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2014, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

Table 7: Loan Maturity Distribution

The following table presents the maturity distribution of the loan portfolio at December 31, 2014:
(dollars in thousands)

	Loan Maturity
	One Year or Less	Over One Year to Five Years	Over Five Years	Totals
Commercial & industrial	$135,307	$146,330	$7,742	$289,379
Owner-occupied CRE	34,226	127,699	20,649	182,574
AG production	5,620	8,997	-	14,617
AG real estate	11,908	27,817	3,029	42,754
CRE investment	22,767	50,113	8,993	81,873
Construction & land development	18,725	22,176	3,213	44,114
Residential construction	11,053	280	-	11,333
Residential first mortgage	16,115	33,676	108,892	158,683
Residential junior mortgage	7,496	27,296	17,312	52,104
Retail & other	2,701	3,209	-	5,910
Total loans	$265,918	$447,593	$169,830	$883,341
Percent by maturity distribution	30%	51%	19%	100%
Fixed rate	$109,500	$345,366	$81,027	$535,893
Floating rate	156,418	102,227	88,803	347,448
Total	$265,918	$447,593	$169,830	$883,341

Allowance for Loan Losses

In addition to the discussion that follows, accounting policies behind loans and the allowance for loan losses are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures are included in Note 4, “Loans and Allowance for Loan Losses,” in the Notes to Consolidated Financial Statements, under Item 8.

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

Management allocates the ALLL by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve for the estimated shortfall is established for all loans determined to be impaired. The specific reserve in the ALLL is equal to the aggregate collateral or discounted cash flow shortfall calculated from the impairment analyses. Loans measured for impairment include nonaccrual loans, non-performing troubled debt-restructurings (“restructured loans”), or other loans determined to be impaired by management. Second, management allocates ALLL with historical loss rates by loan segment. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels on an annual basis. Lastly, management allocates ALLL to the remaining loan portfolio using the qualitative factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience of each loan segment.

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

At December 31, 2014, the ALLL was $9.3 million compared to $9.2 million at December 31, 2013.  The increase was a result of a 2014 provision of $2.7 million exceeding 2014 net charge offs of $2.6 million. Comparatively, the 2013 provision for loan losses was $6.2 million and 2013 net charge offs were $4.1 million.  For the acquired loan portfolio, $0.3 million was provided to cover $0.3 million of net charge offs compared to $2.2 million of provision to cover $2.2 million of net charge offs in 2013 (which included one loan of $1.8 million related to a charge off on a fully resolved grain credit acquired with Mid-Wisconsin that was not marked initially at acquisition).   Net charge offs as a percent of average loans were 0.31% in 2014 compared to 0.54% in 2013.   Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses.  The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ratio of the ALLL as a percentage of period-end loans was 1.05% and 1.09% at December 31, 2014 and 2013, respectively, with the decrease attributable to an increase in period end loans and continued improvement in asset quality measures.  Since acquired loans are recorded at their estimated fair value at the acquisition dates, no ALLL was initially recorded at acquisition while $284 million was added to loans at acquisition.  At December 31, 2014 $9.3 million of the ALLL was reserved against originated loans (representing 1.32% of originated loans) and zero was reserved against acquired loans.

The largest portion of the ALLL allocated at year end 2014 was $3.2 million to commercial & industrial loans representing 34.4% of the total allocation.  This category had $1.8 million allocated in 2013 representing 19.5% of the total ALLL.  The largest portion of the ALLL in 2013 was allocated to construction and land development loans representing 53.8% of the ALLL at year end 2013.  In 2014 this category had a $2.7 million allocation which represented 28.9% of the total allocation.   The primary shift in allowance allocated to these two categories between years was a result of growth in commercial & industrial loans, the changing loan mix between these categories, and the influence of the provision allocated to one restructured loan which improved from substandard to watch during 2014.  The remaining allocated ALLL balances were consistent with changes in the outstanding originated loan balances at December 31, 2014.

Table 8: Loan Loss Experience
For the Years Ended December 31,
(dollars in thousands)

	2014	2013	2012	2011	2010
Allowance for loan losses (ALLL):
Beginning balance	$9,232	$7,120	$5,899	$8,635	$6,232
Loans charged off:
Commercial & industrial	1,923	574	295	2,553	1,217
Owner-occupied CRE	470	1,936	1,328	428	292
AG production	—	—	—	—	—
AG real estate	—	—	—	—	—
CRE investment	—	992	305	181	53
Construction & land development	12	319	713	5,243	4,335
Residential construction	—	—	396	42	—
Residential first mortgage	218	156	265	488	167
Residential junior mortgage	81	190	166	459	136
Retail & other	39	71	39	7	92
Total loans charged off	2,743	4,238	3,507	9,401	6,292
Recoveries of loans previously charged off:
Commercial & industrial	55	40	36	23	116
Owner-occupied CRE	17	85	300	3	5
AG production	—	—	—	—	—
AG real estate	—	—	—	—	—
CRE investment	14	—	27	—	33
Construction & land development	—	15	22	28	—
Residential construction	—	—	—	—	—
Residential first mortgage	2	8	11	10	40
Residential junior mortgage	1	1	6	1	—
Retail & other	10	1	1	—	1
Total recoveries	99	150	403	65	195
Total net charge offs	2,644	4,088	3,104	9,336	6,097
Provision for loan losses	2,700	6,200	4,325	6,600	8,500
Ending balance of ALLL	$9,288	$9,232	$7,120	$5,899	$8,635
Ratios:
ALLL to total loans at December 31	1.05%	1.09%	1.29%	1.25%	1.68%
ALLL to net charge offs for the year ended December 31	351.3%	225.8%	229.4%	63.2%	141.6%
Net charge offs to average loans for the year ended December 31	0.31%	0.54%	0.60%	1.85%	1.22%

The allocation of the ALLL for each of the past five years is based on Nicolet’s estimate of loss exposure by category of loans is shown in Table 9.

Table 9: Allocation of the Allowance for Loan Losses
As of December 31,
(dollars in thousands)

	2014	% of Loan Type to Total Loans	2013	% of Loan Type to Total Loans	2012	% of Loan Type to Total Loans	2011	% of Loan Type to Total Loans	2010*	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$3,191	32.7%	$1,798	29.9%	$1,969	35.7%	$1,965	32.6%	$4,572	33.3%
Owner-occupied CRE*	1,230	20.7	766	22.1	1,069	19.3	347	23.3	556	23.5
AG production	53	1.6	18	1.7	—	0.1	—	—	—	—
AG real estate	226	4.8	59	4.4	—	2.1	—	0.2	—	0.5
CRE investment	511	9.3	505	10.7	337	13.9	393	14.1	209	12.4
Construction & land development	2,685	5.0	4,970	5.1	2,580	3.9	2,035	5.2	2,165	6.1
Residential construction*	140	1.3	229	1.5	137	1.4	311	2.0	285	1.7
Residential first mortgage	866	18.0	544	18.2	685	15.5	405	11.9	304	11.0
Residential junior mortgage*	337	5.9	321	5.8	312	7.1	419	9.0	482	9.1
Retail & other	49	0.7	22	0.6	31	1.0	24	1.7	62	2.4
Total ALLL	$9,288	100.0%	$9,232	100.0%	$7,120	100.0%	$5,899	100.0%	$8,635	100.0%
ALLL category as a percent of total ALLL:
Commercial & industrial	34.4%		19.5%		27.7%		33.3%		53.0%
Owner-occupied CRE	13.2		8.3		15.0		5.9		6.4
AG production	0.6		0.2		—		—		—
AG real estate	2.4		0.6		—		—		—
CRE investment	5.5		5.5		4.7		6.6		2.4
Construction & land development	28.9		53.8		36.2		34.5		25.1
Residential construction	1.5		2.5		1.9		5.3		3.3
Residential first mortgage	9.3		5.9		9.6		6.9		3.5
Residential junior mortgage	3.6		3.5		4.4		7.1		5.6
Retail & other	0.6		0.2		0.5		0.4		0.7
Total ALLL	100.0%		100.0%		100.0%		100.0%		100.0%

*	The allocation of the ALLL is calculated using the categories indicated in Table 9 starting in 2011. The amount for 2010 was “recast” using these categories for purposes of comparability.

Nonperforming Assets

As part of its overall credit risk management process, management has been committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately.  Nonaccrual loans were $5.4 million (consisting of $1.1 million originated loans and $4.3 million acquired loans) at December 31, 2014 compared to $10.3 million (consisting of $0.8 million originated loans and $9.5 million acquired loans) at December 31, 2013.  Nonperforming assets (i.e. nonperforming loans plus OREO) were $7.4 million at December 31, 2014 compared to $12.3 million at December 31, 2013.  OREO was flat at $2.0 million at December 31, 2014 and 2013.   OREO at December 31, 2014 included $0.5 million of bank owned premises which was moved to OREO in anticipation of sale.  Nonperforming assets as a percent of total assets were 0.61% at December 31, 2014 compared to 1.02% at December 31, 2013 with the decrease attributable to resolutions of acquired nonaccrual balances.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans totaled $5.4 million and $18.7 million, and represented 0.6% and 2.2% of total outstanding loans at December 31, 2014 and 2013, respectively.  Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 10: Nonperforming Assets
As of December 31,
(dollars in thousands)

	2014	2013	2012	2011	2010
Nonaccrual loans:
Commercial & industrial	$171	$68	$784	$1,744	$3,715
Owner-occupied CRE	1,667	1,087	1,960	934	1,092
AG production	21	11	—	—	—
AG real estate	392	448	—	—	—
CRE investment	911	4,631	—	716	130
Construction & land development	934	1,265	2,560	3,367	3,331
Residential construction	—	—	—	1,480	1,380
Residential first mortgage	1,155	2,365	1,580	1,129	595
Residential junior mortgage	141	262	—	105	55
Retail & other	—	129	142	1	5
Total nonaccrual loans considered impaired	5,392	10,266	7,026	9,476	10,303
Accruing loans past due 90 days or more	—	—	—	—	500
Total nonperforming loans	5,392	10,266	7,026	9,476	10,803
Commercial real estate owned	697	935	71	139	228
Construction & land development real estate owned	139	854	17	427	1,140
Residential real estate owned	630	198	105	75	75
Bank property real estate owned	500	—	—	—	—
OREO	1,966	1,987	193	641	1,443
Total nonperforming assets	$7,358	$12,253	$7,219	$10,117	$12,246
Performing troubled debt restructurings	3,777	3,970	—	—	—
Ratios
Nonperforming loans to total loans	0.6%	1.2%	1.3%	2.0%	2.1%
Nonperforming assets to total loans plus OREO	0.8%	1.4%	1.3%	2.1%	2.4%
Nonperforming assets to total assets	0.61%	1.02%	0.97%	1.49%	1.81%
ALLL to nonperforming loans	172.3%	89.9%	101.3%	62.3%	79.9%
ALLL to total loans	1.05%	1.09%	1.29%	1.25%	1.68%

The following table shows the approximate gross interest that would have been recorded if the loans accounted for on a nonaccrual basis for the years ended as indicated had performed in accordance with their original terms, in contrast to the amount of interest income that was included in interest income for the period.

Table 11: Foregone Loan Interest
For the Years Ended December 31,
(dollars in thousands)

	2014	2013	2012
Interest income in accordance with original terms	$654	$1,062	$1,008
Interest income recognized	(667)	(699)	(236)
Reduction (increase) in interest income	$(13)	$363	$772

Investment Securities Portfolio

The investment securities portfolio is intended to provide Nicolet with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to Nicolet. All securities are classified as available for sale (“AFS”) and are carried at fair value.

Table 12: Investment Securities Portfolio
As of December 31,
(dollars in thousands)

	2014			2013
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Government sponsored enterprises	$1,025	$1,039	1%	$2,062	$2,057	2%
State, county and municipals	102,472	102,776	61%	54,594	55,039	43%
Mortgage-backed securities	61,497	61,677	37%	68,642	67,879	53%
Corporate debt securities	220	220	-%	220	220	-%
Equity securities	1,571	2,763	1%	905	2,320	2%
Total securities AFS	$166,785	$168,475	100%	$126,423	$127,515	100%

At December 31, 2014, the total carrying value of investment securities was $168 million, up $41 million or 32% from December 31, 2013, reflecting deployment of cash from steady deposit growth in 2014.  At December 31, 2014, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

In addition to AFS securities, Nicolet had other investments of $8 million at December 31, 2014 and 2013, consisting of capital stock in the Federal Reserve, Federal Agricultural Mortgage Corporation, and the FHLB (required as members of the Federal Reserve Bank System and the FHLB System), and to a lesser degree equity investments in other private companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost. The remaining investments have no quoted market prices, and are carried at cost less other than temporarily impaired (“OTTI”) charges, if any. These other investments are evaluated periodically for impairment, considering financial condition and other available relevant information. There were no OTTI charges recorded in 2014 or 2013.

Table 13: Investment Securities Portfolio Maturity Distribution
As of December 31, 2014
(dollars in thousands)

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Government sponsored enterprises	$502	2.8%	$145	1.5%	$378	2.0%	—	—	—	—%	$1,025	2.3%	$1,039
State and county municipals	$4,512	2.8%	$92,371	2.5%	$5,025	3.2%	$564	4.4%	$—	—%	$102,472	2.6%	$102,776
Mortgage-backed securities	—	—	—	—	—	—	—	—	61,497	3.3%	$61,497	3.3%	$61,677
Corporate debt securities	—	—	—	—	—	—	$220	2.0%	—	—	$220	2.0%	$220
Equity securities	—	—	—	—	—	—	—	—	1,571	6.2%	$1,571	6.2%	$2,763
Total amortized cost	$5,014	2.8%	$92,516	2.5%	$5,403	3.1%	$784	3.7%	$63,068	3.4%	$166,785	2.9%	$168,475
Total fair value and carrying value	$5,038		$92,771		$5,430		$796		$64,440				$168,475

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

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

Table 14: Deposits
At December 31,
(dollars in thousands)

	2014		2013
	Amount	% of Total	Amount	% of Total
Demand	$203,502	19.2%	$171,321	16.6%
Money market and NOW accounts	494,945	46.7%	492,499	47.6%
Savings	120,258	11.3%	97,601	9.4%
Time	241,198	22.8%	273,413	26.4%
Total	$1,059,903	100.0%	$1,034,834	100.0%

Total deposits were $1.1 billion at December 31, 2014, up $25 million or 2% over December 31, 2013. On average for the year, total deposits were $1.0 billion, an increase of $197 million or 24% over 2013.  As noted in Table 1, average brokered deposits decreased 7% as maturing deposits were not renewed and the predominant deposit increase remains organic growth with stable customer relationships, though brokered deposits remain an available source of funding.

Table 15: Average Deposits
For the Years Ended December 31,
(dollars in thousands)

	2014		2013
	Amount	% of Total	Amount	% of Total
Demand	$180,122	17.5%	$138,175	16.7%
Money market and NOW accounts	472,814	46.0%	377,290	45.4%
Savings	110,969	10.8%	79,164	9.5%
Time	264,431	25.7%	236,255	28.4%
Total	$1,028,336	100.0%	$830,884	100.0%

Table 16: Maturity Distribution of Certificates of Deposit of $100,000 or More
As of the Years Ended December 31,
(dollars in thousands)

	2014	2013
3 months or less	$11,134	$19,932
Over 3 months through 6 months	7,632	11,825
Over 6 months through 12 months	15,783	23,739
Over 12 months	41,855	34,960

Total	$76,404	$90,456

Other Funding Sources

Other funding sources, which may include short-term borrowings (mostly federal funds purchased or repurchase agreements) and long-term borrowings (notes payable and junior subordinated debentures), were $34 million and $52 million at December 31, 2014 and 2013, respectively. Short-term borrowings, consisted solely of customer repurchase agreements, totaling $7 million at December 31, 2013 and zero at December 31, 2014.  Notes payable are long-term borrowings consisting of a joint venture note and FHLB advances, totaling $21 million at December 31, 2014, down $11 million from December 31, 2013 attributable to scheduled principal payments on the joint venture note payable and non-renewal of maturing FHLB advances.  See Note 8, “Notes Payable,” of the Notes to Consolidated Financial Statements, under Item 8, for additional details.  All notes payable acquired in the Mid-Wisconsin acquisition were paid off prior to June 30, 2013.  Additional long-term borrowings are the junior subordinated debentures with carrying values of $12 million at December 31, 2014 and 2013.  Further discussion on the junior subordinated debentures is included in Note 9, “Junior Subordinated Debentures” of the Notes to Consolidated Financial Statements under Item 8.  These debentures, one existing since July 2004 and one acquired in the 2013 Mid-Wisconsin transaction, mature in July 2034 and December 2035, respectively, though both may be called at par plus any accrued but unpaid interest.  There are no current plans to redeem these debentures early.  At December 31, 2014 and 2013, $12 million of trust preferred securities qualify as Tier 1 capital.

Additional funding sources consist of a $10 million available and unused line of credit at the holding company, $75 million of available and unused federal funds purchased lines, and available total borrowing capacity at the FHLB of $65 million of which $11.5 million was used at December 31, 2014.

Off-Balance Sheet Obligations

As of December 31, 2014 and 2013, Nicolet had the following commitments that did not appear on its balance sheet:

Table 17: Commitments
At December 31,
(dollars in thousands)

	2014	2013
Commitments to extend credit — Fixed and variable rate	$269,648	$234,930
Financial letters of credit — fixed rate	2,996	2,493
Standby letters of credit — fixed rate	3,629	3,878

Further discussion of these commitments is included in Note 14, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, under Item 8.

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

Table 18: Contractual Obligations
As of December 31, 2014
(dollars in thousands)

	Maturity by Years
	Total	1 or less	1-3	3-5	Over 5
Junior subordinated debentures	$12,328	$—	$—	$—	$12,328
Joint venture note	9,675	263	9,412	—	—
FHLB borrowings	11,500	5,500	5,000	1,000	—
Total long-term borrowing obligations	$33,503	$5,763	$14,412	$1,000	$12,328

Liquidity

Liquidity management refers to the ability to ensure that cash is available in a timely and cost-effective manner to meet cash flow requirements of depositors and borrowers and to meet other commitments as they fall due, including the ability to pay dividends to shareholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements.

Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; amortization, repayment and maturity of loans; maturing investments and investments sales; and procurement of brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Approximately 21% of the $168 million investment securities portfolio on hand at December 31, 2014 was pledged to secure public deposits, short-term borrowings, and repurchase agreements, as applicable, and for other purposes as required by law. Other funding sources available include short-term borrowings, federal funds purchased, and long-term borrowings.

Dividends from Nicolet National Bank represent a significant source of cash flow for the Parent Company.  The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds, as more fully described in Note 17 to the Consolidated Financial Statements, under Item B.  Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.

Cash and cash equivalents at December 31, 2014 and 2013 were approximately $69 million and $147 million, respectively. The increased cash and cash equivalents when compared to historical levels was predominantly due to strong customer deposit growth as Nicolet continues to build strong customer relationships in all of the markets served, followed by greater deployment of that cash in 2014 than in 2013 into loans and investments.  Nicolet’s liquidity resources were sufficient as of December 31, 2014 to fund loans and to meet other cash needs as necessary.

Interest Rate Sensitivity Management

A reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield, is highly important to Nicolet’s business success and profitability. As an ongoing part of its financial strategy and risk management, Nicolet attempts to understand and manage the impact of fluctuations in market interest rates on its net interest income.  The consolidated balance sheet consists mainly of interest-earning assets (loans, investments and cash) which are primarily funded by interest-bearing liabilities (deposits and other borrowings). Such financial instruments have varying levels of sensitivity to changes in market rates of interest.  Market rates are highly sensitive to many factors beyond our control, including but not limited to general economic conditions and policies of governmental and regulatory authorities. Our operating income and net income depends, to a substantial extent, on “rate spread” (i.e., the difference between the income earned on loans, investments and other earning assets and the interest expense paid to obtain deposits and other funding liabilities).

Asset-liability management policies establish guidelines for acceptable limits on the sensitivity to changes in interest rates on earnings and market value of assets and liabilities. Such policies are set and monitored by management and the board of director’s Asset and Liability Committee.

To understand and manage the impact of fluctuations in market interest rates on net interest income, Nicolet measures its overall interest rate sensitivity through a net interest income analysis, which calculates the change in net interest income in the event of hypothetical changes in interest rates under different scenarios versus a baseline scenario. Such scenarios can involve static balance sheets, balance sheets with projected growth, parallel (or non-parallel) yield curve slope changes, immediate or gradual changes in market interest rates, and one-year or longer time horizons. The simulation modeling uses assumptions involving market spreads, prepayments of rate-sensitive instruments, renewal rates on maturing or new loans, deposit retention rates, and other assumptions.

The following analysis assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps decrease in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements.  Based on financial data at December 31, 2014, the projected changes in net interest income over a one-year time horizon, versus the baseline, was -2.7%, -1.0%, -1.0% and -1.6% for the -200, -100, +100 and +200 bps scenarios, respectively; such results are within Nicolet’s guidelines of not greater than -15% for +/- 100 bps and not greater than -20% for +/- 200 bps.

Actual results may differ from these simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and their impact on customer behavior and management strategies.

Capital

Management regularly reviews the adequacy of its capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines and actively reviews capital strategies in light of perceived business risks associated with current and prospective earning levels, liquidity, asset quality, economic conditions in the markets served, and level of returns available to shareholders. Management intends to maintain an optimal capital and leverage mix for growth and for shareholder return.

Recent changes in capital are described in Note 12, “Stockholders’ Equity,” and a summary of Nicolet’s and Nicolet National Bank’s regulatory capital amounts and ratios as of December 31, 2014 and 2013 are presented in Note 17, “Regulatory Capital Requirements and Restrictions of Dividends” of the Notes to Consolidated Financial Statements, under Item 8.

At December 31, 2014, Nicolet’s capital structure includes $24.4 million (or 22%) of preferred stock and $86.6 million (or 78%) of common stock equity.  Beginning in the fourth quarter of 2013, given growth in qualifying small business loans, Nicolet qualified for a 1% annual dividend rate on its preferred stock issued to the Treasury related to its participation in the SBLF, compared to the previous 5% annual rate paid by Nicolet, resulting in the $0.7 million reduction in preferred stock dividend between 2014 and 2013.

Nicolet’s common equity to total assets at December 31, 2014 of 7.13% increased from 6.71% at December 31, 2013 and continues to reflect capacity to capitalize on opportunities.  Further, Nicolet’s investors have demonstrated a strong commitment to capital, providing common capital when needed, with the two most recent examples being a December 2008 private placement raising $9.5 million in common capital as we entered the economic crisis and the April 2013 private placement raising $2.9 million in common capital alongside the predominately stock-for-stock Mid-Wisconsin merger, which added $9.7 million in common capital.  Book value per common share increased to $21.34 at year end 2014 from $18.97 at year end 2013 aided by retained earnings and share reductions.  During 2014, a common stock repurchase program was authorized to use up to $12 million to repurchase up to 625,000 shares of Nicolet common stock as an alternative use of capital.  In 2014, $5.6 million was used to repurchase 257,291 common shares at a weighted average price of $21.95 per share including commissions.

Nicolet’s regulatory capital ratios remain strong with Total Capital at 14.0% and 13.8% as of December 31, 2014 and 2013 respectively, well above the minimum regulatory ratio of 8.0%.  Tier 1 Capital and Leverage ratios were 13.0% and 9.7% as of December 31, 2014 and 12.7% and 9.5% as of December 31, 2013, respectively, also above the minimum regulatory ratio of 4.0% for each.  Also, the Bank’s regulatory ratios at year end 2014 and 2013 qualify the Bank as well-capitalized under the prompt-corrective action framework.  This strong base of capital has allowed Nicolet to be opportunistic in the current environment, including completion of two acquisitions in 2013.

A source of income and funds for Nicolet as the parent company of Nicolet National Bank are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by federal regulatory agencies. At December 31, 2014, the Bank could pay dividends of approximately $8.8 million without seeking regulatory approval.  During 2014, the Bank paid $9 million of dividends to the parent company, and paid no dividends during 2013.

Effects of Inflation

The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution’s operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, loans and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. For additional information regarding interest rates and changes in net interest income see “Interest Rate Sensitivity Management.”

Fourth Quarter 2014 Results

Nicolet recorded net income of $2.4 million for the fourth quarter of 2014, compared to net income of $1.0 million for the fourth quarter of 2013. Net income available to common equity for the fourth quarter of 2014 was $2.4 million, or $0.55 for diluted earnings per common share, compared to $0.9 million, or $0.22, respectively for the fourth quarter of 2013.  See Table 19 for selected quarterly information.

Taxable equivalent net interest income for the fourth quarter of 2014 was $10.8 million, similar to $10.7 million for the same quarter of 2013. Positive changes from balance sheet volume and mix improvements were nearly offset by unfavorable changes in rates.  The net interest margin between the comparable quarters was down 16 bps to 3.83% in the fourth quarter of 2014, comprised of an 18 bps lower interest rate spread (to 3.68%, as the yield on earning assets declined 17 bps and the rate on interest-bearing liabilities increased 1 bps) offset by a 2 bps higher contribution from net free funds.

Average earning assets were $1.1 billion for the fourth quarter of 2014, an increase of $0.1 billion from the fourth quarter of 2013, with average loans up $19 million (including increases in commercial and residential mortgages, of $6 million and $13 million, respectively) and investments up $32 million. On the funding side, average interest-bearing deposits were up $37 million, average demand deposits increased $32 million and average short and long-term funding balances decreased (down $27 million combined).

The provision for loan losses decreased $1.6 million between the comparable fourth quarter periods.  The provision was $0.7 million, while net charge offs were $1.4 million for the fourth quarter of 2014, which included one charge-off of $1.3 million on a commercial credit that was being monitored and provided for during the year.  For the fourth quarter of 2013, the provision was $2.3 million, while net charge offs were $2.2 million, which included one net charge off of $1.8 million on a fully resolved grain credit acquired with Mid-Wisconsin that was not marked initially at acquisition.

Noninterest income for the fourth quarter of 2014 increased $0.4 million (12%) to $3.9 million versus the fourth quarter of 2013. Net mortgage income increased $0.4 million due to the year-over-year increase in mortgage loan production. All remaining noninterest income categories on a combined basis were unchanged from the fourth quarter of 2013.

On a comparable quarter basis, noninterest expense decreased $0.2 million (2%) to $10.1 million in the fourth quarter of 2014. Personnel expense increased $0.3 million (5%) from the fourth quarter of 2013, primarily the net of higher health insurance benefits offset partly by lower salaries expense (with fewer average FTE employees, offsetting merit increases between the years). All remaining noninterest expense categories on a combined basis were down $0.4 million compared to the fourth quarter of 2013 primarily from cost control efforts, despite $0.5 million of costs related to a fourth quarter 2014 debit card fraud event.

For the fourth quarter of 2014, Nicolet recognized income tax expense of $1.2 million, compared to income tax expense of $0.5 million for the fourth quarter of 2013. The change in income tax was primarily due to the level of pretax income between the comparable quarters.  The effective tax rate was 32.6% for the fourth quarter of 2014, compared to an effective tax rate of 31.1% for the fourth quarter of 2013.

Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2014 and 2013.

Table 19: Selected Quarterly Financial Data
(dollars in thousands, except per share data)

	2014 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$12,264	$12,623	$12,329	$11,733
Interest expense	1,751	1,730	1,833	1,753
Net interest income	10,513	10,893	10,496	9,980
Provision for loan losses	675	675	675	675
Noninterest income	3,900	3,645	2,880	3,760
Noninterest expense	10,114	9,523	9,484	9,588
Net income	2,416	2,765	2,554	2,214
Net income available to common shareholders	2,355	2,704	2,493	2,153
Basic earnings per common share	0.58	0.66	0.59	0.51
Diluted earnings per common share	0.55	0.63	0.58	0.50

	2013 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$12,240	$13,437	$10,358	$7,161
Interest expense	1,709	1,634	1,540	1,409
Net interest income	10,531	11,803	8,818	5,752
Provision for loan losses	2,275	1,975	975	975
Noninterest income	3,472	5,742	13,766	2,756
Noninterest expense	10,281	10,224	9,586	6,340
Net income	982	2,947	11,457	755
Net income available to common shareholders	921	2,642	11,152	450
Basic earnings per common share	0.22	0.62	2.79	0.13
Diluted earnings per common share	0.22	0.62	2.78	0.13

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

The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at December 31, 2014. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the ALLL. These agencies may require Nicolet to make additions to the ALLL based on their judgments of collectability based on information available to them at the time of their examination.

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

In January 2015, the FASB issued an amendment to eliminate from U.S. GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. This amended guidance will prohibit separate disclosure of extraordinary items in the income statement. This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The Company intends to adopt the accounting standard during the first quarter of 2016 with no material impact anticipated.

In August 2014, the FASB issued an amendment to clarify how creditors are to classify certain government-guaranteed mortgage loans upon foreclosure. This amendment requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure under certain conditions. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This amendment is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2014. The Company intends to adopt the accounting standard during the first quarter of 2015 with no material impact anticipated.

In June 2014, the FASB issued an amendment to the stock compensation accounting guidance to clarify that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This amendment is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company intends to adopt the accounting standard during the first quarter of 2016 with no material impact anticipated.

In June 2014, the FASB issued an amendment to clarify the current accounting and disclosures for certain repurchase agreements. The amendments in this update require two accounting changes: (1) change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and (2) require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in this update also require additional disclosures for certain transactions on the transfer of financial assets, as well as new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. This amendment is effective for public business entities for the first interim or annual period beginning after December 15, 2014. The Company intends to adopt the accounting standard during the first quarter of 2015 with no material impact anticipated.

In May 2014, the FASB issued an amendment to clarify the principles for recognizing revenue and to develop a common revenue standard. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” The standard applies to all contracts with customers except those that are within the scope of other topics in the FASB Codification. The standard also requires significantly expanded disclosures about revenue recognition. The amendment is effective for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). Early application is not permitted. The Company intends to adopt the accounting standard during the first quarter of 2017 and is currently evaluating the impact on its financial statements.

In January 2014, the FASB issued an amendment to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar agreement. In addition, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure in accordance with local requirements of the applicable jurisdiction. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The Company intends to adopt the accounting standard during the first quarter of 2015 with no material impact anticipated.

In January 2014, the FASB issued an amendment which permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional method, the investment should be accounted for as an equity method investment or a cost method investment. The decision to apply the proportional amortization method of accounting is an accounting policy decision that should be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. This amendment should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The Company intends to adopt the accounting standard during the first quarter of 2015 with no material impact anticipated.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS NICOLET BANKSHARES, INC. AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2014 and 2013

(In thousands, except share and per share data)	2014	2013
Assets
Cash and due from banks	$23,975	$26,556
Interest-earning deposits	43,169	119,364
Federal funds sold	1,564	1,058
Cash and cash equivalents	68,708	146,978
Certificates of deposit in other banks	10,385	1,960
Securities available for sale (“AFS”)	168,475	127,515
Other investments	8,065	7,982
Loans held for sale	7,272	1,486
Loans	883,341	847,358
Allowance for loan losses	(9,288)	(9,232)
Loans, net	874,053	838,126
Premises and equipment, net	31,924	29,845
Bank owned life insurance	27,479	23,796
Accrued interest receivable and other assets	18,924	21,115
Total assets	$1,215,285	$1,198,803

Liabilities and Stockholders’ Equity
Liabilities:
Demand	$203,502	$171,321
Money market and NOW accounts	494,945	492,499
Savings	120,258	97,601
Time	241,198	273,413
Total deposits	1,059,903	1,034,834
Short-term borrowings	-	7,116
Notes payable	21,175	32,422
Junior subordinated debentures	12,328	12,128
Accrued interest payable and other liabilities	10,812	7,424
Total liabilities	1,104,218	1,093,924

Stockholders’ Equity:
Preferred equity	24,400	24,400
Common stock	41	42
Additional paid-in capital	45,693	49,616
Retained earnings	39,843	30,138
Accumulated other comprehensive income	1,031	666
Total Nicolet Bankshares Inc. stockholders’ equity	111,008	104,862
Noncontrolling interest	59	17
Total stockholders’ equity and noncontrolling interest	111,067	104,879
Total liabilities, noncontrolling interest and stockholders’ equity	$1,215,285	$1,198,803

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	24,400	24,400
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	4,058,208	4,241,044
Common shares issued	4,124,439	4,303,407

See Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Consolidated Statements of Income Years Ended December 31, 2014 and 2013

(In thousands, except share and per share data)	2014	2013
Interest income:
Loans, including loan fees	$46,081	$41,000
Investment securities:
Taxable	1,606	1,107
Non-taxable	793	745
Other interest income	469	344
Total interest income	48,949	43,196
Interest expense:
Money market and NOW accounts	2,275	2,065
Savings and time deposits	3,067	2,328
Short-term borrowings	8	25
Junior subordinated debentures	875	730
Notes payable	842	1,144
Total interest expense	7,067	6,292
Net interest income	41,882	36,904
Provision for loan losses	2,700	6,200
Net interest income after provision for loan losses	39,182	30,704
Noninterest income:
Service charges on deposit accounts	2,128	1,793
Trust services fee income	4,569	4,028
Mortgage income	1,926	2,336
Brokerage fee income	631	477
Gain on sale or writedown of assets, net	539	1,669
Bank owned life insurance	933	825
Rent income	1,239	1,036
Investment advisory fees	440	348
Bargain purchase gain	-	11,915
Other income	1,780	1,309
Total noninterest income	14,185	25,736
Noninterest expense:
Salaries and employee benefits	21,472	19,615
Occupancy, equipment and office	7,086	6,407
Business development and marketing	2,267	2,348
Data processing	3,178	2,477
FDIC assessments	715	700
Core deposit intangible amortization	1,209	1,111
Other expense	2,782	3,773
Total noninterest expense	38,709	36,431

Income before income tax expense	14,658	20,009
Income tax expense	4,607	3,837
Net income	10,051	16,172
Less: Net income attributable to noncontrolling interest	102	31
Net income attributable to Nicolet Bankshares, Inc.	9,949	16,141
Less: Preferred stock dividends and discount accretion	244	976
Net income available to common shareholders	$9,705	$15,165

Basic earnings per common share	$2.33	$3.81
Diluted earnings per common share	$2.25	$3.80
Weighted average common shares outstanding:
Basic	4,165,254	3,976,845
Diluted	4,311,347	3,988,119

See Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income Years Ended December 31, 2014 and 2013

(In thousands)	2014	2013
Net income	$10,051	$16,172
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses) arising during the period	939	(1,158)
Reclassification adjustment for net gains included in income	(341)	(509)
Income tax benefit (expense)	(233)	650
Total other comprehensive income (loss)	365	(1,017)
Comprehensive income	$10,416	$15,155

See Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders’ Equity Years Ended December 31, 2014 and 2013

	Nicolet Bankshares, Inc. Stockholders’ Equity
(In thousands)	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (“AOCI”)	Noncontrolling Interest	Total
Balance, December 31, 2012	$24,400	$34	$36,243	$14,973	$1,683	$45	$77,378
Comprehensive income:
Net income	-	-	-	16,141	-	31	16,172
Other comprehensive loss	-	-	-	-	(1,017)	-	(1,017)
Stock compensation expense	-	-	709	-	-	-	709
Exercise of stock options, including income tax benefit of $0	-	-	306	-	-	-	306
Issuance of common stock	-	2	3,136	-	-	-	3,138
Issuance of common stock in acquisition, net of capitalized issuance costs of $401	-	6	9,314	-	-	-	9,320
Purchase and retirement of common stock	-	-	(92)	-	-	-	(92)
Preferred stock dividends	-	-	-	(976)	-	-	(976)
Repayment from noncontrolling interest	-	-	-	-	-	(59)	(59)
Balance, December 31, 2013	$24,400	$42	$49,616	$30,138	$666	$17	$104,879
Comprehensive income:
Net income	-	-	-	9,949	-	102	10,051
Other comprehensive income	-	-	-	-	365	-	365
Stock compensation expense	-	-	959	-	-	-	959
Exercise of stock options, including income tax benefit of $42	-	-	633	-	-	-	633
Issuance of common stock	-	-	254	-	-	-	254
Purchase and retirement of common stock	-	(1)	(5,769)	-	-	-	(5,770)
Preferred stock dividends	-	-	-	(244)	-	-	(244)
Repayment from noncontrolling interest	-	-	-	-	-	(60)	(60)
Balance, December 31, 2014	$24,400	$41	$45,693	$39,843	$1,031	$59	$111,067

See Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years Ended December 31, 2014 and 2013

(In thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$10,051	$16,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,848	3,411
Provision for loan losses	2,700	6,200
Provision for deferred taxes	68	2,601
Increase in cash surrender value of life insurance	(933)	(825)
Stock compensation expense	959	709
Gain on sale or writedown of assets, net	(539)	(1,669)
Gain on sale of loans held for sale, net	(1,926)	(2,336)
Proceeds from sale of loans held for sale	87,912	141,046
Origination of loans held for sale	(91,772)	(132,873)
Bargain purchase gain	-	(11,915)
Net change in:
Accrued interest receivable and other assets	528	1,105
Accrued interest payable and other liabilities	144	(1,446)
Net cash provided by operating activities	11,040	20,180
Cash Flows From Investing Activities:
Net increase in certificates of deposit in other banks	(8,425)	-
Purchases of securities AFS	(60,046)	(13,600)
Proceeds from sales of securities AFS	4,821	46,389
Proceeds from calls and maturities of securities AFS	16,988	21,788
Net increase in loans	(39,699)	(16,932)
Purchases of other investments	(83)	(797)
Purchases of premises and equipment	(5,765)	(3,032)
Proceeds from sales of premises and equipment	10	19
Proceeds from sales of other real estate and other assets	3,990	4,939
Purchase of bank owned life insurance	(2,750)	-
Net cash received in business combinations	-	37,622
Net cash provided (used) by investing activities	(90,959)	76,396
Cash Flows From Financing Activities:
Net increase in deposits	25,199	31,062
Net decrease in short-term borrowings	(7,116)	(23,024)
Repayments of notes payable	(11,247)	(46,311)
Proceeds from notes payable	-	5,000
Stock issuance costs, capitalized	-	(401)
Purchase and retirement of common stock	(5,770)	(92)
Proceeds from issuance of common stock, net	254	3,138
Proceeds from exercise of common stock options	633	306
Noncontrolling interest in joint venture	(60)	(59)
Cash dividends paid on preferred stock	(244)	(1,220)
Net cash provided (used) by financing activities	1,649	(31,601)
Net increase (decrease) in cash and cash equivalents	(78,270)	64,975
Cash and cash equivalents:
Beginning	146,978	$82,003
Ending	$68,708	$146,978

(continued)

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows - continued Years Ended December 31, 2014 and 2013

	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,324	$6,677
Cash paid for taxes	3,535	2,364
Transfer of loans and bank premises to OREO	3,127	3,280
Acquisitions:
Fair value of assets acquired	-	483,446
Fair value of liabilities assumed	-	462,269
Net assets acquired	-	21,177

Common stock issued in acquisition	-	9,721

See Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1.          NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Banking Activities:  Nicolet Bankshares, Inc. (the “Company”) was incorporated on April 5, 2000.  Effective June 6, 2002, Nicolet Bankshares, Inc. received approval to become a one-bank holding company owning 100% of the common stock of Nicolet National Bank (the “Bank”). Nicolet National Bank opened for business on November 1, 2000.

During 2004, the Company entered into a joint venture, Nicolet Joint Ventures, LLC (the “JV”), with a real estate development and investment firm (the “Firm”) in connection with the selection and development of a site for a new headquarters facility. The Firm is considered a related party, as one of its principals is a Board member and shareholder of the Company.  The JV involves a 50% ownership by the Company. See Note 15 for additional disclosures.

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

The consolidated income of the Company is derived principally from the Bank, which conducts lending (primarily commercial-based loans, as well as residential and consumer loans) and deposit gathering (including other banking- and deposit-related products and services, such as ATMs, safe deposit boxes, check-cashing, wires, and debit cards) to businesses, consumers and governmental units principally in its trade area of northeastern  and central Wisconsin, and Menominee, Michigan, trust and brokerage services, and the support to deliver, fund and manage all such banking and wealth management services to its customer base. The contribution of the JV and Brookfield Investments are not significant to the consolidated balance sheet or net income.  While the Company’s chief decision-makers monitor the revenue streams of various products and services, the operations are managed and financial performance is evaluated on a company-wide basis; accordingly, management considers all the Company’s operations to be aggregated in one reportable operating segment.

The Bank is subject to competition from other financial institutions providing financial products. The Company and the Bank are regulated by certain regulatory agencies, including the Office of the Comptroller of the Currency and the Federal Reserve Board, and are subject to periodic examination by those agencies.

Principles of Consolidation:  The consolidated financial statements of the Company include the accounts of the Bank, Brookfield Investments and the JV.  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to general practices within the banking industry.  All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.  Results of operations of companies purchased, if any, are included from the date of acquisition.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1.          NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates:  Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, determination of the allowance for loan losses, valuation of loans in acquisition transactions, useful lives for depreciation and amortization, fair value of financial instruments, valuation of deferred tax assets, uncertain income tax positions and contingencies.  Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses, determination and assessment of deferred tax assets and liabilities, and the valuation of loans acquired in the 2013 acquisitions; therefore, these are critical accounting policies.  Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to:  external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking or tax regulations.

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

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest-earning deposits in other banks with original maturities of less than 90 days, if any.  The Bank maintains amounts in due from banks which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships.  The Bank has not experienced any losses in such accounts.  The Bank may have restrictions on cash and due from banks as it is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements.  There was no reserve balance required with the Federal Reserve Bank at December 31, 2014 or 2013.

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

Securities Available For Sale (“AFS”) (Continued)

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

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value as determined on an aggregate basis. The amount by which cost exceeds market value is accounted for as a valuation allowance.  Changes, if any, in the valuation allowance are included in the determination of net income in the period in which the change occurs.  As of December 31, 2014 and 2013, no valuation allowance was necessary. Loans held for sale are generally sold servicing released and without recourse.  Mortgage income represents net gains from the sale of mortgage loans held for sale, and to a much lesser degree, if any, fees received from borrowers and loan investors related to these loans.

Loans and Allowance for Loan Losses (“ALLL”) – Originated Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at their principal amount outstanding, net of deferred loan fees and costs.  Interest income is accrued on the unpaid principal balance using the simple interest method.  The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower’s ability to meet payment of interest or principal when due.  Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal, though may be placed in such status earlier based on the circumstances. Loans past due 90 days or more may continue on accrual only when they are well secured and/or in process of collection or renewal.  When interest accrual is discontinued, all previously accrued but uncollected interest is reversed against current period interest income.  Except in very limited circumstances, cash collections on nonaccrual loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is paid in full.  Accrual of interest may be resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a period of time.

Management considers a loan to be impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. For determining the adequacy of the ALLL, all material loans in nonaccrual status are evaluated for impairment, together with additional loans having impairment risk characteristics.  For this purpose, management has defined “material” to be a credit relationship of more than $250,000.  Management instituted this scope criteria for purposes of calculating ALLL adequacy in the second quarter of 2013, particularly in response to the higher volume of smaller nonaccrual loans acquired in the 2013 acquisitions.  At the time an individual loan goes into nonaccrual status however, management evaluates the loan for impairment and possible charge-off regardless of loan size.  Typically, impairment amounts for loans under the scope criteria are charged off when the impairment amount is determined.

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

The total allowance is available to absorb losses from any segment of the loan portfolio.  Management believes the ALLL is appropriate at December 31, 2014.  The allowance analysis is reviewed by the Board on a quarterly basis in compliance with regulatory requirements.

In addition, various regulatory agencies periodically review the ALLL. These agencies may require the Company to make additions to the ALLL based on their judgments of collectability based on information available to them at the time of their examination.

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

Performing acquired loans are accounted for under FASB ASC Topic 310-20, Receivables—Nonrefundable Fees and Other Costs.  Performance of certain loans may be monitored and based on management’s assessment of the cash flows and other facts available, portions of the accretable difference may be delayed or suspended if management deems appropriate.  The Company’s policy for determining when to discontinue accruing interest on performing acquired loans and the subsequent accounting for such loans is essentially the same as the policy for originated loans described above.

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

For PCI loans after acquisition, cash flows expected to be collected are recast for each loan periodically as determined appropriate by management.  If the present value of expected cash flows for a loan is less than its carrying value, impairment is reflected by an increase in the ALLL and a charge to the provision for loan losses.  If the present value of the expected cash flows for a loan is greater than its carrying value, any previously established ALLL is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan.   Loans which were considered troubled debt restructurings by Mid-Wisconsin prior to the acquisition are not required to be classified as troubled debt restructurings in the Company’s consolidated financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1.          NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Credit-Related Financial Instruments:  In the ordinary course of business the Company has entered into financial instruments consisting of commitments to extend credit, financial letters of credit, and standby letters of credit.  Financial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  Such financial instruments are recorded in the consolidated financial statements when they are funded.

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

Estimated useful lives of new premises and equipment generally range as follows:
Building and improvements	25 – 39 years
Leasehold improvements	5 – 15 years
Furniture and equipment	3 – 10 years

Other Real Estate Owned (“OREO”):  OREO acquired through partial or total satisfaction of loans, is carried at fair value less estimated costs to sell.  Any write-down in the carrying value at the time of acquisition is charged to the ALLL.  OREO properties acquired in conjunction with the 2013 acquisitions were recorded at fair value on the date of acquisition.  Any subsequent write-downs to reflect current fair market value, as well as gains or losses on disposition and revenues and expenses incurred to hold and maintain such properties, are treated as period costs.

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

Management periodically reviews the carrying value of its long-lived and intangible assets to determine if any impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life, in which case an impairment charge would be recorded as an expense in the period of impairment.  In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible.  The Company’s annual assessments indicated no impairment charge on goodwill or core deposit intangible was required for 2014 or 2013. Goodwill was $0.8 million at both December 31, 2014 and 2013.  The net book value of core deposit intangible was $4.1 million and $5.3 million at December 31, 2014 and 2013, respectively and is included in other assets in the consolidated balance sheets.

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

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 1.          NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Short-term Borrowings: Short-term borrowings consist primarily of overnight Federal funds purchased and securities sold under agreements to repurchase (“repos”), or other short-term borrowing arrangements.  Repos are with commercial deposit customers, and are treated as financing activities carried at the amounts that will be subsequently repurchased as specified in the respective agreements.  Repos generally mature within one to four days from the transaction date. The Company may be required to provide additional collateral based on the fair value of the underlying securities.  There were no outstanding agreements at December 31, 2014.  Repo agreements were $7.1 million as of December 31, 2013.  The weighted average rate for repo agreements transacted during the year was .15% and .17% for the years ended December 31, 2014 and 2013, respectively.

Stock-based Compensation Plans: Share-based payments to employees, including grants of restricted stock or stock options, are valued at fair value of the award on the date of grant and expensed on a straight-line basis as compensation expense over the applicable vesting period.

A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Company’s stock at the date of grant is used to estimate the value of restricted stock awards.  There were no stock option grants in 2013. The weighted average assumptions used in the model for valuing option grants in 2014 was as follows:

2014
Dividend yield	0%
Expected volatility	25%
Risk-free interest rate	1.97%
Expected average life	7 years
Weighted average per share fair value of options	$7.42

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

At acquisition, deferred taxes were evaluated in respect to the acquired assets and assumed liabilities (including the acquired net operating losses), and a net deferred tax asset was recorded.  Certain limitations within the provisions of the tax code are placed on the amount of net operating losses which can be utilized as part of acquisition accounting rules and were incorporated into the calculation of the deferred tax asset.  In addition, a portion of the fair market value discounts on PCI loans which resolved in the first twelve months after the acquisition were disallowed under provisions of the tax code.

The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions.  Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements.  At December 31, 2014, the Company determined it had no significant uncertain tax positions.  Interest and penalties related to unrecognized tax benefits are classified as income tax expense.

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

Earnings per common share and related information are summarized as follows:

	Years ended December 31,
(in thousands, except per share data)	2014	2013
Net income, net of noncontrolling interest	$9,949	$16,141
Less preferred stock dividends	244	976
Net income available to common shareholders	$9,705	$15,165

Weighted average common shares outstanding	4,165	3,977
Effect of dilutive stock instruments	146	11
Diluted weighted average common shares outstanding	4,311	3,988

Basic earnings per common share	$2.33	$3.81
Diluted earnings per common share	$2.25	$3.80

Options to purchase approximately 0.4 million shares and 0.5 million shares were outstanding at the years ending December 31, 2014 and 2013, respectively but excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

Treasury Stock:  Treasury stock is accounted for at cost on a first-in-first-out basis. It is the Company’s general policy to cancel treasury stock shares in the same year as purchased, and thus, not carry a treasury stock balance.

Comprehensive Income:  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on AFS securities, bypass the statement of income and instead are reported in accumulated other comprehensive income, as a separate component of the equity section of the balance sheet.  Realized gains or losses are reclassified to current period income.  Changes in these items, along with net income, are components of comprehensive income.  The Company presents comprehensive income in a separate consolidated statement of comprehensive income.

Reclassifications:  Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation.

Recent Accounting Developments Adopted:  In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU was issued to clarify the balance sheet presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is applicable to all entities that have an unrecognized tax benefit due to a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted this as required in the first quarter of 2014 with no material impact on the Company’s financial position, results of operations, or disclosures.

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

Pursuant to the terms of the Merger Agreement, the outstanding shares of Mid-Wisconsin common stock, other than dissenting shares as defined in the merger agreement, were converted into the right to receive 0.3727 shares of Company common stock (and in lieu of any fractional share of Company common stock, $16.50 in cash) per share of Mid-Wisconsin common stock or, for record holders of 200 or fewer shares of Mid-Wisconsin common stock, $6.15 in cash per share of Mid-Wisconsin common stock. As a result, the total value of the consideration to Mid-Wisconsin shareholders was $10.2 million, consisting of $0.5 million in cash and 589,159 shares of the Company’s common stock. The Company’s common stock was valued at $16.50 per share, which was the value assigned in the merger agreement and considered to be the fair value of the stock on the date of the acquisition. Concurrently with the merger, the Company also closed a private placement of 174,016 shares of its common stock at an offering price of $16.50 per share, for an aggregate of $2.9 million in proceeds. Approximately $0.4 million in direct stock issuance costs for the merger and private placement were incurred and charged against additional paid in capital. Also as a condition of the merger, Mid-Wisconsin redeemed by the closing of the merger its preferred stock (issued to the U.S Department of Treasury (“UST”) as part of its participation in the federal government’s Capital Purchase Program (“CPP”) with par value of $10.5 million) plus all accrued and unpaid dividends thereon.

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

NICOLET BANKSHARES, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements

NOTE 2.          ACQUISITIONS (CONTINUED)

As of the acquisition date, the transaction added approximately $436 million in assets at fair value, including cash and investments of $133 million, $272 million in loans, of which $15 million were classified as PCI loans, $4 million of core deposit intangible, and $27 million of other assets.  Deposits of $346 million and junior subordinated debentures, borrowings and other liabilities of $70 million were acquired in the merger. The excess of assets over liabilities acquired of $20 million less the purchase price of $10 million resulted in a BPG of $10 million.

Proforma results for 2014 periods are not necessary as the 2014 actual results fully include both 2013 acquisitions.  The following unaudited pro forma information presents the results of operations for the year ended December 31, 2013, as if the acquisitions had occurred January 1 of that year.  These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisitions occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

Year Ended December 31, 2013
(in thousands)
Total revenues, net of interest expense	$69,245
Net income	14,241

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3. SECURITIES AVAILABLE FOR SALE

Amortized costs and fair values of securities AFS are summarized as follows:

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$1,025	$14	$-	$1,039
State, county and municipals	102,472	778	474	102,776
Mortgage-backed securities	61,497	639	459	61,677
Corporate debt securities	220	-	-	220
Equity securities	1,571	1,192	-	2,763
	$166,785	$2,623	$933	$168,475

	December 31, 2013
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$2,062	$3	$8	$2,057
State, county and municipals	54,594	1,058	613	55,039
Mortgage-backed securities	68,642	585	1,348	67,879
Corporate debt securities	220	-	-	220
Equity securities	905	1,415	-	2,320
	$126,423	$3,061	$1,969	$127,515

The current fair value and associated unrealized losses on investments in debt and equity securities with unrealized losses at December 31, 2014 and 2013 are summarized in the following table, with the length of time the individual securities have been in a continuous loss position.

	December 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$48,531	$288	$10,338	$186	$58,869	$474
Mortgage-backed securities	5,944	20	19,351	439	25,295	459
	$54,475	$308	$29,689	$625	$84,164	$933

	December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprises	$511	$8	$-	$-	$511	$8
State, county and municipals	17,697	613	-	-	17,697	613
Mortgage-backed securities	36,687	1,240	2,920	108	39,607	1,348
	$54,895	$1,861	$2,920	$108	$57,815	$1,969

At December 31, 2014 there were $1 million of gross unrealized losses related to 165 securities.  As of December 31, 2014, the Company does not consider securities with unrealized losses to be other-than-temporarily impaired.  The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities to maturity.  There were no other-than-temporary impairments charged to earnings during the years ending December 31, 2014 or 2013.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3. SECURITIES AVAILABLE FOR SALE (CONTINUED)

The amortized cost and fair value of securities available for sale by contractual maturity at December 31, 2014 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties; therefore, these securities are not included in the maturity categories in the following summary.

	December 31, 2014
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$5,014	$5,038
Due in one year through five years	92,516	92,771
Due after five years through ten years	5,403	5,430
Due after ten years	784	796
	103,717	104,035
Mortgage-backed securities	61,497	61,677
Equity securities	1,571	2,763
Securities AFS	$166,785	$168,475

Securities with a carrying value of $35.2 million and $55.3 million as of December 31, 2014 and 2013, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Proceeds from sales of securities available for sale during 2014 and 2013 were $4.8 million and $46.4 million, respectively.  Gross gains of $0.3 million were realized on sales in 2014, while gross gains of $0.8 million and gross losses of $0.3 million were realized on sales in 2013.

NOTE 4.          LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan composition as of December 31 is summarized as follows:

	2014		2013
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$289,379	32.7%	$253,674	29.9%
Owner-occupied commercial real estate (“CRE”)	182,574	20.7	187,476	22.1
Agricultural (“AG”) production	14,617	1.6	14,256	1.7
AG real estate	42,754	4.8	37,057	4.4
CRE investment	81,873	9.3	90,295	10.7
Construction & land development	44,114	5.0	42,881	5.1
Residential construction	11,333	1.3	12,535	1.5
Residential first mortgage	158,683	18.0	154,403	18.2
Residential junior mortgage	52,104	5.9	49,363	5.8
Retail & other	5,910	0.7	5,418	0.6
Loans	883,341	100.0%	847,358	100.0%
Less ALLL	9,288		9,232
Loans, net	$874,053		$838,126
ALLL to loans	1.05%		1.09%

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

As a further breakdown, loans as of December 31 are summarized by originated and acquired as follows:

	2014				2013
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$268,654	38.3%	$20,725	11.4%	$227,572	36.5%	$26,102	11.6%
Owner-occupied CRE	140,203	20.0	42,371	23.3	127,759	20.5	59,717	26.6
AG production	5,580	0.8	9,037	5.0	3,230	0.5	11,026	4.9
AG real estate	20,060	2.8	22,694	12.5	13,596	2.2	23,461	10.5
CRE investment	53,339	7.6	28,534	15.7	60,390	9.7	29,905	13.3
Construction & land development	33,865	4.8	10,249	5.6	30,277	4.9	12,604	5.6
Residential construction	11,333	1.6	-	-	12,475	2.0	60	0.1
Residential first mortgage	119,866	17.1	38,817	21.4	104,180	16.7	50,223	22.4
Residential junior mortgage	43,411	6.2	8,693	4.8	39,207	6.3	10,156	4.5
Retail & other	5,395	0.8	515	0.3	4,192	0.7	1,226	0.5
Loans	701,706	100.0%	181,635	100.0%	622,878	100.0%	224,480	100.0%
Less ALLL	9,288		-		9,232		-
Loans, net	692,418		181,635		613,646		224,480
ALLL to loans	1.32%		-%		1.48%		-%

Practically all of the Company’s loans, commitments, financial letters of credit, and standby letters of credit have been granted to customers in the Company’s market area.  Although the Company has a diversified loan portfolio, the credit risk in the loan portfolio is largely influenced by general economic conditions and trends of the counties and markets in which the debtors operate, and the resulting impact on the operations of borrowers or on the value of underlying collateral, if any.

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

The allocation methodology used by the Company includes specific allocations for impaired loans evaluated individually for impairment based on collateral values and for the remaining loan portfolio collectively evaluated for impairment primarily based on historical loss rates and other qualitative factors.  Loan charge-offs and recoveries are based on actual amounts charged-off or recovered by loan category.  Management allocates the ALLL by pools of risk within each loan portfolio.  No ALLL has been recorded on acquired loans since acquisition or at December 31, 2014 since the remaining pool discounts exceed the required amount calculated based on the actual charge off experience in the acquired loan portfolio.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present the balance and summary of activity in the ALLL in total as of December 31:

(in thousands)
ALLL:	2014	2013
Beginning balance	$9,232	$7,120
Provision	2,700	6,200
Charge-offs	(2,743)	(4,238)
Recoveries	99	150
Net charge-offs	(2,644)	(4,088)
Ending balance	$9,288	$9,232

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment based on the impairment method as of December 31, 2014:

	TOTAL – 2014
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$1,798	$766	$18	$59	$505	$4,970	$229	$544	$321	$22	$9,232
Provision	3,261	917	35	167	(8)	(2,273)	(89)	538	96	56	2,700
Charge-offs	(1,923)	(470)	-	-	-	(12)	-	(218)	(81)	(39)	(2,743)
Recoveries	55	17	-	-	14	-	-	2	1	10	99
Net charge-offs	(1,868)	(453)	-	-	14	(12)	-	(216)	(80)	(29)	(2,644)
Ending balance	$3,191	$1,230	$53	$226	$511	$2,685	$140	$866	$337	$49	$9,288
As percent of ALLL	34.4%	13.2%	0.6%	2.4%	5.5%	28.9%	1.5%	9.3%	3.6%	0.6%	100.0%

ALLL: Individually evaluated	$30	$-	$-	$-	$-	$358	$-	$-	$-	$-	$388
Collectively evaluated	3,161	1,230	53	226	511	2,327	140	866	337	49	8,900
Ending balance	$3,191	$1,230	$53	$226	$511	$2,685	$140	$866	$337	$49	$9,288

Loans:
Individually evaluated	$35	$1,724	$60	$392	$1,219	$4,098	$-	$985	$153	$-	$8,666
Collectively evaluated	289,344	180,850	14,557	42,362	80,654	40,016	11,333	157,698	51,951	5,910	874,675
Total loans	$289,379	$182,574	$14,617	$42,754	$81,873	$44,114	$11,333	$158,683	$52,104	$5,910	$883,341

Less ALLL	$3,191	$1,230	$53	$226	$511	$2,685	$140	$866	$337	$49	$9,288
Net loans	$286,188	$181,344	$14,564	$42,528	$81,362	$41,429	$11,193	$157,817	$51,767	$5,861	$874,053

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

As a further breakdown, the December 31, 2014 ALLL is summarized by originated and acquired as follows:

	Originated – 2014
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$1,798	$766	$18	$59	$505	$4,970	$229	$544	$321	$22	$9,232
Provision	3,176	910	35	167	(8)	(2,285)	(89)	385	39	56	2,386
Charge-offs	(1,838)	(454)	-	-	-	-	-	(65)	(23)	(39)	(2,419)
Recoveries	55	8	-	-	14	-	-	2	-	10	89
Net charge-offs	(1,783)	(446)	-	-	14	-	-	(63)	(23)	(29)	(2,330)
Ending balance	$3,191	$1,230	$53	$226	$511	$2,685	$140	$866	$337	$49	$9,288
As percent of ALLL	34.4%	13.2%	0.6%	2.4%	5.5%	28.9%	1.5%	9.3%	3.6%	0.6%	100.0%

ALLL: Individually evaluated	$30	$-	$-	$-	$-	$358	$-	$-	$-	$-	$388
Collectively evaluated	3,161	1,230	53	226	511	2,327	140	866	337	49	8,900
Ending balance	$3,191	$1,230	$53	$226	$511	$2,685	$140	$866	$337	$49	$9,288

Loans:
Individually evaluated	$30	$673	$-	$-	$-	$3,777	$-	$-	$-	$-	$4,480
Collectively evaluated	268,624	139,530	5,580	20,060	53,339	30,088	11,333	119,866	43,411	5,395	697,226
Total loans	$268,654	$140,203	$5,580	$20,060	$53,339	$33,865	$11,333	$119,866	$43,411	$5,395	$701,706

Less ALLL	$3,191	$1,230	$53	$226	$511	$2,685	$140	$866	$337	$49	$9,288
Net loans	$265,463	$138,973	$5,527	$19,834	$52,828	$31,180	$11,193	$119,000	$43,074	$5,346	$692,418

	Acquired - 2014
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Provision	$85	$7	$-	$-	$-	$12	$-	$153	$57	$-	$314
Charge-offs	(85)	(16)	-	-	-	(12)	-	(153)	(58)	-	(324)
Recoveries	-	9	-	-	-	-	-	-	1	-	10
Loans:
Individually evaluated	$5	$1,051	$60	$392	$1,219	$321	$-	$985	$153	$-	$4,186
Collectively evaluated	20,720	41,320	8,977	22,302	27,315	9,928	-	37,832	8,540	515	177,449
Total loans	$20,725	$42,371	$9,037	$22,694	$28,534	$10,249	$-	$38,817	$8,693	$515	$181,635

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment based on the impairment method as of December 31, 2013:

	TOTAL – 2013
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$1,969	$1,069	$-	$-	$337	$2,580	$137	$685	$312	$31	$7,120
Provision	363	1,548	18	59	1,160	2,694	92	7	198	61	6,200
Charge-offs	(574)	(1,936)	-	-	(992)	(319)	-	(156)	(190)	(71)	(4,238)
Recoveries	40	85	-	-	-	15	-	8	1	1	150
Net charge-offs	(534)	(1,851)	-	-	(992)	(304)	-	(148)	(189)	(70)	(4,088)
Ending balance	$1,798	$766	$18	$59	$505	$4,970	$229	$544	$321	$22	$9,232
As percent of ALLL	19.5%	8.3%	0.2%	0.6%	5.5%	53.8%	2.5%	5.9%	3.5%	0.2%	100.0%

ALLL: Individually evaluated	$-	$-	$-	$-	$-	$3,204	$-	$-	$-	$-	$3,204
Collectively evaluated	1,798	766	18	59	505	1,766	229	544	321	22	6,028
Ending balance	$1,798	$766	$18	$59	$505	$4,970	$229	$544	$321	$22	$9,232

Loans:
Individually evaluated	$1	$1,086	$9	$443	$4,507	$9,379	$-	$1,708	$172	$-	$17,305
Collectively evaluated	253,673	186,390	14,247	36,614	85,788	33,502	12,535	152,695	49,191	5,418	830,053
Total loans	$253,674	$187,476	$14,256	$37,057	$90,295	$42,881	$12,535	$154,403	$49,363	$5,418	$847,358

Less ALLL	$1,798	$766	$18	$59	$505	$4,970	$229	$544	$321	$22	$9,232
Net loans	$251,876	$186,710	$14,238	$36,998	$89,790	$37,911	$12,306	$153,859	$49,042	$5,396	$838,126

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

As a further breakdown, the December 31, 2013 ALLL is summarized by originated and acquired as follows:

	Originated – 2013
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$1,969	$1,069	$-	$-	$337	$2,580	$137	$685	$312	$31	$7,120
Provision	263	(274)	18	59	992	2,694	92	(56)	150	35	3,973
Charge-offs	(474)	(113)	-	-	(824)	(319)	-	(93)	(142)	(45)	(2,010)
Recoveries	40	84	-	-	-	15	-	8	1	1	149
Net charge-offs	(434)	(29)	-	-	(824)	(304)	-	(85)	(141)	(44)	(1,861)
Ending balance	$1,798	$766	$18	$59	$505	$4,970	$229	$544	$321	$22	$9,232
As percent of ALLL	19.5%	8.3%	0.2%	0.6%	5.5%	53.8%	2.5%	5.9%	3.5%	0.2%	100.0%

ALLL: Individually evaluated	$-	$-	$-	$-	$-	$3,204	$-	$-	$-	$-	$3,204
Collectively evaluated	1,798	766	18	59	505	1,766	229	544	321	22	6,028
Ending balance	$1,798	$766	$18	$59	$505	$4,970	$229	$544	$321	$22	$9,232

Loans:
Individually evaluated	$-	$-	$-	$-	$-	$8,217	$-	$-	$-	$-	$8,217
Collectively evaluated	227,572	127,759	3,230	13,596	60,390	22,060	12,475	104,180	39,207	4,192	614,661
Total loans	$227,572	$127,759	$3,230	$13,596	$60,390	$30,277	$12,475	$104,180	$39,207	$4,192	$622,878

Less ALLL	$1,798	$766	$18	$59	$505	$4,970	$229	$544	$321	$22	$9,232
Net loans	$225,774	$126,993	$3,212	$13,537	$59,885	$25,307	$12,246	$103,636	$38,886	$4,170	$613,646

	Acquired - 2013
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Provision	$100	$1,822	$-	$-	$168	$-	$-	$62	$48	$27	$2,227
Charge-offs	(100)	(1,823)	-	-	(168)	-	-	(62)	(48)	(27)	(2,228)
Recoveries	-	1	-	-	-	-	-	-	-	-	1
Loans:
Individually evaluated	$1	$1,086	$9	$443	$4,507	$1,162	$-	$1,708	$172	$-	$9,088
Collectively evaluated	26,101	58,631	11,017	23,018	25,398	11,442	60	48,515	9,984	1,226	215,392
Total loans	$26,102	$59,717	$11,026	$23,461	$29,905	$12,604	$60	$50,223	$10,156	$1,226	$224,480

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents nonaccrual loans by portfolio segment as of December 31, 2014 and 2013. Acquired impaired loans that are performing to their contractual terms are not included in the below table and are accruing interest based on their performance and management’s determination.

	Total Nonaccrual Loans
(in thousands)	2014	% to Total	2013	% to Total
Commercial & industrial	$171	3.2%	$68	0.7%
Owner-occupied CRE	1,667	30.9	1,087	10.6
AG production	21	0.4	11	0.1
AG real estate	392	7.3	448	4.3
CRE investment	911	16.9	4,631	45.1
Construction & land development	934	17.3	1,265	12.3
Residential construction	-	-	-	-
Residential first mortgage	1,155	21.4	2,365	23.0
Residential junior mortgage	141	2.6	262	2.6
Retail & other	-	-	129	1.3
Nonaccrual loans	$5,392	100.0%	$10,266	100.0%

As a further breakdown, nonaccrual loans as of December 31, 2014 and 2013 are summarized by originated and acquired as follows:

	2014
(in thousands)	Originated	% to Total	Acquired	% to Total
Commercial & industrial	$130	11.5%	$41	1.0%
Owner-occupied CRE	673	59.7	994	23.3
AG production	-	-	21	0.5
AG real estate	-	-	392	9.2
CRE investment	-	-	911	21.4
Construction & land development	165	14.6	769	18.0
Residential construction	-	-	-	-
Residential first mortgage	160	14.2	995	23.3
Residential junior mortgage	-	-	141	3.3
Retail & other	-	-	-	-
Nonaccrual loans	$1,128	100.0%	$4,264	100.0%

	2013
(in thousands)	Originated	% to Total	Acquired	% to Total
Commercial & industrial	$67	8.9%	$1	0.1%
Owner-occupied CRE	-	-	1,087	11.4
AG production	-	-	11	0.1
AG real estate	-	-	448	4.7
CRE investment	40	5.3	4,591	48.2
Construction & land development	-	-	1,265	13.3
Residential construction	-	-	-	-
Residential first mortgage	442	58.9	1,923	20.2
Residential junior mortgage	73	9.7	189	2.0
Retail & other	129	17.2	-	-
Nonaccrual loans	$751	100.0%	$9,515	100.0%

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present past due loans by portfolio segment as of December 31, 2014:

	Total Past Due Loans - 2014
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$167	$171	$289,041	$289,379
Owner-occupied CRE	54	1,667	180,853	182,574
AG production	-	21	14,596	14,617
AG real estate	118	392	42,244	42,754
CRE investment	426	911	80,536	81,873
Construction & land development	-	934	43,180	44,114
Residential construction	-	-	11,333	11,333
Residential first mortgage	399	1,155	157,129	158,683
Residential junior mortgage	-	141	51,963	52,104
Retail & other	-	-	5,910	5,910
Total loans	$1,164	$5,392	$876,785	$883,341
As a percent of total loans	0.1%	0.6%	99.3%	100.0%

As a further breakdown, past due loans as of December 31, 2014 are summarized by originated and acquired as follows:

	Originated - 2014
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$-	$130	$268,524	$268,654
Owner-occupied CRE	-	673	139,530	140,203
AG production	-	-	5,580	5,580
AG real estate	-	-	20,060	20,060
CRE investment	426	-	52,913	53,339
Construction & land development	-	165	33,700	33,865
Residential construction	-	-	11,333	11,333
Residential first mortgage	221	160	119,485	119,866
Residential junior mortgage	-	-	43,411	43,411
Retail & other	-	-	5,395	5,395
Total loans	$647	$1,128	$699,931	$701,706
As a percent of total loans	0.1%	0.2%	99.7%	100.0%

	Acquired - 2014
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$167	$41	$20,517	$20,725
Owner-occupied CRE	54	994	41,323	42,371
AG production	-	21	9,016	9,037
AG real estate	118	392	22,184	22,694
CRE investment	-	911	27,623	28,534
Construction & land development	-	769	9,480	10,249
Residential construction	-	-	-	-
Residential first mortgage	178	995	37,644	38,817
Residential junior mortgage	-	141	8,552	8,693
Retail & other	-	-	515	515
Total loans	$517	$4,264	$176,854	$181,635
As a percent of total loans	0.3%	2.3%	97.4%	100.0%

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4. LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents past due loans by portfolio segment as of December 31, 2013:

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

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.          LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present loans by loan grade as of December 31:

	2014
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$268,140	$15,940	$2,588	$2,711	$-	$-	$289,379
Owner-occupied CRE	170,544	6,197	2,919	2,914	-	-	182,574
AG production	14,018	244	-	355	-	-	14,617
AG real estate	32,315	9,548	59	832	-	-	42,754
CRE investment	78,229	2,203	-	1,441	-	-	81,873
Construction & land development	35,649	7,417	114	934	-	-	44,114
Residential construction	10,101	1,232	-	-	-	-	11,333
Residential first mortgage	155,916	686	592	1,489	-	-	158,683
Residential junior mortgage	51,843	99	-	162	-	-	52,104
Retail & other	5,904	6	-	-	-	-	5,910
Total loans	$822,659	$43,572	$6,272	$10,838	$-	$-	$883,341
Percent of total	93.2%	4.9%	0.7%	1.2%	-	-	100%
	2013
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$240,626	$7,134	$722	$5,192	$-	$-	$253,674
Owner-occupied CRE	174,070	6,605	2,644	4,157	-	-	187,476
AG production	13,631	267	-	358	-	-	14,256
AG real estate	26,058	10,159	62	778	-	-	37,057
CRE investment	83,475	1,202	15	5,603	-	-	90,295
Construction & land development	31,051	2,229	119	9,482	-	-	42,881
Residential construction	12,187	-	-	348	-	-	12,535
Residential first mortgage	150,343	1,365	-	2,695	-	-	154,403
Residential junior mortgage	48,886	215	-	262	-	-	49,363
Retail & other	5,274	15	-	129	-	-	5,418
Total loans	$785,601	$29,191	$3,562	$29,004	$-	$-	$847,358
Percent of total	92.8%	3.4%	0.4%	3.4%	-	-	100%

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.          LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents impaired loans as of December 31, 2014. For purposes of these impaired loan tables, all PCI loans and all originated nonaccrual loans over $250,000 are included below for December 31, 2014, while all nonaccrual loans (without regard to scope) are included for December 31, 2013.

	Total Impaired Loans - 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial*	$35	$35	$30	$36	$2
Owner-occupied CRE	1,724	2,838	-	2,029	226
AG production	60	126	-	45	10
AG real estate	392	460	-	398	22
CRE investment	1,219	3,807	-	1,344	217
Construction & land development*	4,098	4,641	358	4,236	90
Residential construction	-	-	-	-	-
Residential first mortgage	985	2,723	-	1,107	155
Residential junior mortgage	153	502	-	156	20
Retail & Other	-	22	-	-	2
Total	$8,666	$15,154	$388	$9,351	$744

As a further breakdown, impaired loans as of December 31, 2014 are summarized by originated and acquired as follows:

	Originated - 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial*	$30	$30	$30	$30	$-
Owner-occupied CRE	673	673	-	859	47
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development*	3,777	3,777	358	3,854	39
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$4,480	$4,480	$388	$4,743	$86

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.          LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Acquired – 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$5	$5	$-	$6	$2
Owner-occupied CRE	1,051	2,165	-	1,170	179
AG production	60	126	-	45	10
AG real estate	392	460	-	398	22
CRE investment	1,219	3,807	-	1,344	217
Construction & land development	321	864	-	382	51
Residential construction	-	-	-	-	-
Residential first mortgage	985	2,723	-	1,107	155
Residential junior mortgage	153	502	-	156	20
Retail & other	-	22	-	-	2
Total	$4,186	$10,674	$-	$4,608	$658

*One commercial & industrial loan with a balance of $30,000 had a specific reserve of $30,000. One construction & land development loan with a balance of $3.8 million had a specific reserve of $358,000. No other loans had a related allowance at December 31, 2014, and therefore, the above disclosure was not expanded to include loans with and without a related allowance.

The following table presents impaired loans as of December 31, 2013:

	Total Impaired Loans - 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$1	$140	$-	$1	$3
Owner-occupied CRE	1,086	4,151	-	1,268	169
AG production	9	76	-	11	5
AG real estate	443	558	-	443	9
CRE investment	4,507	9,056	-	4,592	451
Construction & land development*	9,379	10,580	3,204	9,406	178
Residential construction	-	-	-	-	-
Residential first mortgage	1,708	4,177	-	1,827	215
Residential junior mortgage	172	703	-	198	26
Retail & Other	-	36	-	-	3
Total	$17,305	$29,477	$3,204	$17,746	$1,059

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.          LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

As a further breakdown, impaired loans as of December 31, 2013 are summarized by originated and acquired as follows:

Originated - 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance*	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$-	$-	$-	$-	$-
Owner-occupied CRE	-	-	-	-	-
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development*	8,217	8,217	3,204	8,215	43
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$8,217	$8,217	$3,204	$8,215	$43

	Acquired – 2013
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$1	$140	$-	$1	$3
Owner-occupied CRE	1,086	4,151	-	1,268	169
AG production	9	76	-	11	5
AG real estate	443	558	-	443	9
CRE investment	4,507	9,056	-	4,592	451
Construction & land development	1,162	2,363	-	1,191	135
Residential construction	-	-	-	-	-
Residential first mortgage	1,708	4,177	-	1,827	215
Residential junior mortgage	172	703	-	198	26
Retail & other	-	36	-	-	3
Total	$9,088	$21,260	$-	$9,531	$1,016

*One loan with a balance of $3.9 million and a reserve of $3.2 million is included within the construction & land development category. No other loans had a related allowance at December 31, 2013.

Interest income of $0.7 million and $1.1 million would have been earned on the year-end nonaccrual loans had they been performing in accordance with their original terms during the years ended December 31, 2014 and 2013, respectively. Interest of approximately $0.7 million was earned on year-end nonaccrual loans and included in income for each of the years ended December 31, 2014 and 2013.

PCI loans acquired in the 2013 acquisitions were initially recorded at a fair value of $16.7 million on their respective acquisition dates, net of an initial $12.2 million nonaccretable mark and a zero accretable mark. At December 31, 2014, the initially acquired PCI loans represent $3.8 million of the $8.7 million impaired loans shown above; this $3.8 million of PCI loans are net of a remaining $6.5 million nonaccretable difference and a zero accretable mark.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Troubled Debt Restructurings

At December 31, 2014, there were six loans classified as troubled debt restructurings and three loans at December 31, 2013. These six loans had a premodification balance of $4.6 million and at December 31, 2014, had a balance of $4.2 million. One loan was a construction and development loan for $3.8 million and was in compliance with its modified terms, was not past due, and was included in impaired loans with a specific reserve allocation of $0.4 million. During the fourth quarter of 2014, this loan was upgraded from substandard to watch as a result of positive performance but remains classified as a TDR for accounting purposes. The five remaining loans were acquired loans and are included in the PCI classification with a total balance of $0.4 million. These five loans were nonperforming at the time of restructuring and remain in nonperforming status at December 31, 2014. There were no loans which were classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during 2014. Loans which were considered troubled debt restructurings by Mid-Wisconsin prior to the acquisition are not required to be classified as troubled debt restructurings in the Company’s consolidated financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

NOTE 5.          PREMISES AND EQUIPMENT

Premises and equipment, less accumulated depreciation, is summarized as follows as of December 31:

(in thousands)	2014	2013
Land	$3,150	$3,488
Land improvements	1,477	1,493
Building and improvements	28,152	25,042
Leasehold improvements	4,319	4,319
Furniture and equipment	10,225	9,419
	47,323	43,761
Less accumulated depreciation	15,399	13,916
Premises and equipment, net	$31,924	$29,845
Depreciation expense amounted to $2.3 million in 2014 and $2.0 million in 2013. The Company and certain of its subsidiaries are obligated under noncancelable operating leases for facilities, certain of which provide for increased rentals based upon increases in cost of living adjustments and other indices.

At December 31, 2014, the approximate minimum annual rentals under these noncancelable agreements with remaining terms in excess of one year are as follows:

Years Ending December 31,	(in thousands)
2015	$692
2016	654
2017	551
2018	541
2019	553
Thereafter	2,168
Total	$5,159

Total rent expense under leases totaled $0.9 million in 2014 and $0.8 million in 2013.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 6.          OTHER REAL ESTATE OWNED

A summary of OREO, which is included in other assets in the consolidated balance sheets, for the periods indicated is as follows:

	Years Ended December 31,
(in thousands)	2014	2013
Balance at beginning of period	$1,987	$193
Transfer of loans at net realizable value to OREO	2,426	3,280
Transfer of bank premises at net realizable value to OREO	701	-
Sale proceeds	(3,990)	(4,939)
Net gain from sale of OREO	842	1,266
Writedown of OREO	-	(93)
Acquired balance, net	-	2,280
Balance at end of period	$1,966	$1,987

NOTE 7.          DEPOSITS

Brokered deposits were $30.6 million and $49.5 million at December 31, 2014 and 2013, respectively. The weighted average rate of brokered deposits was 1.33% and 0.99% at December 31, 2014 and 2013, respectively.

At December 31, 2014, the scheduled maturities of time deposits were as follows:

Years Ending December 31,	(in thousands)
2015	$109,819
2016	49,853
2017	27,587
2018	33,178
2019	20,462
Thereafter	299
$241,198

The aggregate amount of time deposits, each with a minimum denomination of $250,000, was $23.0 million and $22.6 million at December 31, 2014 and 2013, respectively.

NOTE 8.          NOTES PAYABLE

The Company had the following notes payable as of December 31:
(in thousands)	2014	2013
Joint Venture note	$9,675	$9,922
FHLB advances	11,500	22,500
Notes Payable	$21,175	$32,422

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

The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturities ranging from July 2015 to February 2018. The weighted average rate of the FHLB advances was 0.71% and 1.85% at December 31, 2014 and 2013, respectively. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which had a pledged balance of $164.2 million and $147.7 million at December 31, 2014 and 2013, respectively.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8.          NOTES PAYABLE (CONTINUED)

The following table shows the maturity schedule of the notes payable as of December 31, 2014.

Maturing in:	(in thousands)
2015	$5,763
2016	14,412
2017	-
2018	1,000
2019	-
$21,175

The Company has a $10 million line of credit with a third party bank, bearing a variable rate of interest based on one-month LIBOR plus a margin, but subject to a floor rate, with quarterly payments of interest only.  At December 31, 2014, the available line was $10 million, the rate was one-month LIBOR plus 2.25% with a 3.25% floor.  The outstanding balance was zero at December 31, 2014 and 2013, and the line was not used during 2014 or 2013.

NOTE 9.          JUNIOR SUBORDINATED DEBENTURES

At December 31, 2014 and 2013, the Company’s carrying value of junior subordinated debentures was $12.3 million and $12.1 million, respectively.  At December 31, 2014 and 2013, $11.8 million and $11.6 million, respectively, of trust preferred securities qualify as Tier 1 capital.

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

In April 2013, as part of the Mid-Wisconsin acquisition, the Company assumed $10.3 million of junior subordinated debentures issued in December 2005 by Mid-Wisconsin, related to $10.0 million of trust preferred securities issued by a statutory trust, whose common securities were wholly owned by Mid-Wisconsin.  These trust preferred securities and debentures mature on December 15, 2035 and have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly.  The interest rates were 1.67% as of December 31, 2014 and 2013.  The debentures may be called at par plus any accrued but unpaid interest, in part or in full, on or after December 15, 2010 or within 120 days of certain events.  At acquisition the debentures were recorded at an initial fair market value of $5.8 million, with the initial $4.5 million discount being accreted to interest expense over the remaining life of the debentures.  The discount accreted during 2014 and 2013 was approximately $0.2 million and $0.1 million, respectively, bringing the carrying value of the debentures to $6.1 million at December 31, 2014. Interest on the debentures is current.

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

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 10.          EMPLOYEE AND DIRECTOR BENEFIT PLANS

The Company sponsors a deferred compensation plan for certain key management employees and for directors.  Under the management plan, employees designated by the Board of Directors may defer compensation and receive the deferred amounts plus earnings thereon upon termination of employment or at their election. The liability for the cumulative employee contributions and earnings thereon at December 31, 2014 and 2013 totaled approximately $445,000 and $442,000, respectively, and is included in other liabilities in the consolidated balance sheets. Under the director plan participating directors may defer up to 100% of their Board compensation towards the purchase of Company common stock at market prices on a quarterly basis that is held in a Rabbi Trust.  During 2014 and 2013, the plan purchased 3,505 and 3,790 shares of Company common stock valued at approximately $72,000 and $63,000, respectively. In 2013, common stock valued at approximately $26,000 (and representing 1,456 shares) was distributed.  There were no distributions in 2014.  The common stock outstanding and the related director deferred compensation liability are offsetting components of the Company’s equity in the amount of $408,000 at year end 2014 and $362,000 at year end 2013 representing 22,411 shares and 18,906 shares, respectively.

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 100% of salary compensation on either a pre-tax or after-tax basis, subject to certain IRS limits.  Under the plan, the Company matches 100% of participating employee contributions up to 6% of the participant’s gross compensation. The Company contribution vests over five years.  The Company can make additional annual discretionary profit sharing contributions, as determined by the Board of Directors. During 2014 and 2013, the Company’s 401(k) expense was approximately $811,000 and $706,000, respectively.  As provided under the plan, annually participants can elect to buy or sell Company common stock within their 401(k) portfolio, under specific parameters.  During 2014 and 2013 participants purchased in the aggregate a net 7,955 and 13,357 shares of Company common stock valued at approximately $182,000 and $220,000, respectively.

NOTE 11.          STOCK-BASED COMPENSATION

At December 31, 2014, the Company had two stock-based plans.  These plans are administered by a committee of the Board of Directors and provide for the granting of various equity awards in accordance with the plan documents to certain officers, employees and directors of the Company.

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

As of December 31, 2014, approximately 464,000 shares were available for grant under these two plans (collectively the “Stock Incentive Plans”).

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11.          STOCK-BASED COMPENSATION (CONTINUED)

Activity of the Stock Incentive Plans is summarized in the following tables:

Stock Options	Option Shares Outstanding	Weighted- Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
Balance – December 31, 2012	825,532	$17.70	548,623	$18.16
Granted	-	-
Exercise of stock options	(23,625)	12.96
Forfeited	(8,750)	15.78
Balance – December 31, 2013	793,157	17.86	600,846	$18.25
Granted	221,000	23.80
Exercise of stock options	(39,548)	16.01
Forfeited	(6,750)	16.80
Balance – December 31, 2014	967,859	$19.30	630,121	$18.24

Options outstanding at December 31, 2014 are exercisable at option prices ranging from $16.00 to $26.00, with a weighted average exercise price of $19.30.  There are 308,535 options outstanding in the range from $16.00 - $17.00, 392,324 options outstanding in the range from $17.01 - $22.00, and 267,000 options outstanding in the range from $22.01 - $26.00.  The exercisable options have a weighted average remaining contractual life of approximately 3 years at December 31, 2014.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options.  The total intrinsic value of options exercised in 2014 and 2013 was approximately $193,000 and $80,000, respectively. The total intrinsic value of exercisable shares in 2014 was approximately $4.4 million.

Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Shares Outstanding
Balance – December 31, 2012	$16.50	54,475
Granted	16.51	26,506
Vested*	16.50	(18,258)
Forfeited	16.50	(360)
Balance – December 31, 2013	$16.50	62,363
Granted	23.80	33,136
Vested*	19.26	(29,268)
Forfeited	-	-
Balance – December 31, 2014	$18.62	66,231

*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding at the minimum statutory withholding rate, and 5,821 shares and 5,606 shares were surrendered accordingly during 2014 and 2013, respectively.

The Company recognized $1.0 million and $0.7 million of stock-based employee compensation expense during the years ended December 31, 2014 and 2013, respectively, associated with its stock equity awards.  As of December 31, 2014, there was approximately $3.1 million of unrecognized compensation cost related to equity award grants.  The cost is expected to be recognized over the remaining vesting period of approximately four years.

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

On September 1, 2011, under the SBLF, the Company received $24.4 million from the UST for the issuance of 24,400 shares of Non-cumulative Perpetual Preferred Stock, Series C, with $1,000 per share liquidation value. The $41,000 of incurred issuance costs was charged against additional paid-in capital.  The Company paid an annual dividend rate of 5% from funding through September 30, 2013, paid 1% for the quarter ended December 31, 2013 (i.e. the ninth full quarter after funding), and qualifies for the fixed annual dividend rate of 1% for the remainder of the first four and one-half years.  Under the terms of the Agreement, the Company is required to provide various information, certifications, and reporting to the UST.  At December 31, 2014, the Company believes it was in compliance with the requirements set by the UST in the Agreement. The preferred stock qualifies as Tier 1 capital for regulatory purposes.

On April 26, 2013, through a private placement, the Company raised $2.9 million in capital, issuing 174,016 shares of its common stock.

On April 26, 2013, in connection with its acquisition of Mid-Wisconsin, the Company issued 589,159 shares of its common stock at a value of $9.7 million.  The $0.4 million of incurred issuance costs was charged against additional paid in capital.  As a result of this merger, Nicolet became an SEC-reporting company again and trades its common stock on the Over-the-Counter markets under the trading symbol of “NCBS.”

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12.          STOCKHOLDERS’ EQUITY (CONTINUED)

The Company’s Board of Directors approved a stock repurchase program in January 2014 and approved a modification in November 2014.  Under the actions, the Company may utilize up to $12 million to purchase up to an aggregate of 625,000 shares of its outstanding common stock from time to time, in the open market (including block transactions) as market conditions warrant or in private transactions.  Through December 31, 2014, $5.6 million was used to repurchase and cancel 257,291 shares at a weighted average price of $21.95 per share including commissions.

NOTE 13.          INCOME TAXES

The current and deferred amounts of income tax expense were as follows:

(in thousands)	2014	2013
Current	$4,675	$6,884
Deferred	(68)	(3,047)
Income tax expense	$4,607	$3,837

The differences between the income tax expense recognized and the amount computed by applying the statutory federal income tax rate to the income before income taxes, less noncontrolling interest, for the years ended December 31, 2014 and 2013 are included in the following table.

(in thousands)	2014	2013
Tax on pretax income, less noncontrolling interest, at statutory rates	$4,949	$6,792
State income taxes, net of federal effect	594	558
Tax-exempt interest income	(317)	(331)
Non-deductible interest disallowance	18	22
Increase in cash surrender value life insurance	(289)	(280)
Non-deductible business entertainment	81	105
Non-deductible merger expenses	-	122
Stock-based employee compensation	62	72
Acquisition – bargain purchase gain	-	(3,242)
Other, net	(491)	19
Income tax expense	$4,607	$3,837

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13.          INCOME TAXES (CONTINUED)

The net deferred tax asset includes the following amounts of deferred tax assets and liabilities at December 31:

(in thousands)	2014	2013
Deferred tax assets:
ALLL	$7,644	$9,636
Net operating loss carryforwards	2,728	2,842
Credit carryforwards	12	13
Other real estate	840	876
Compensation	864	661
Other	226	320
Total deferred tax asset	12,314	14,348
Deferred tax liabilities:
Premises and equipment	(1,172)	(1,204)
Prepaid expenses	(310)	(310)
Investment securities	(144)	(144)
Core deposit and other intangibles	(672)	(985)
Estimated section 382 limitation	(1,819)	(3,168)
Purchase accounting adjustments to liabilities	(1,692)	(1,999)
Other	(44)	(9)
Unrealized gain on securities AFS	(659)	(426)
Total deferred tax liability	(6,512)	(8,245)
Net deferred tax asset	$5,802	$6,103

A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2014 and 2013, no valuation allowance was determined to be necessary.

The Company has a federal and state net operating loss carryforward of $5.7 million and $14.4 million, respectively.  Of these amounts, the entire $5.7 million of federal net operating loss carryover and approximately $11.6 million of the state net operating loss carryover was the result of the Company’s merger with Mid-Wisconsin.  Both the federal and state net operating loss carryovers resulting from the merger have been included in the IRC section 382 limitation calculation and are being limited to the overall amount expected to be realized.  The remaining $2.8 million state net operating loss is attributable to and carried over from the Company’s regular operations and is expected to be utilized over the next 18 years and will not expire.

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

A summary of the contract or notional amount of the Company’s exposure to off-balance-sheet risk as of December 31 is as follows:

(in thousands)	2014	2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$269,648	$234,930
Financial letters of credit	2,996	2,493
Standby letters of credit	3,629	3,878

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

Financial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Financial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  Both of these guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary.  For standby letters of credit, in the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At December 31, 2014 and 2013, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

The Company has federal funds accommodations with other financial institutions where funds may be borrowed on a short-term basis at the market rate in effect at the time of the borrowing.  The total federal funds accommodations as of December 31, 2014 and 2013 were $75 million and $77 million, respectively.  At December 31, 2014 and 2013, the Company had no outstanding balance on these lines.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

NOTE 15.          RELATED PARTY TRANSACTIONS

The Company conducts transactions, in the normal course of business, with its directors and officers, including companies in which they have a beneficial interest.  It is the Company’s policy to comply with federal regulations that require that these transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable transactions to other persons.  Related party loans totaled approximately $21.6 million and $22.8 million at December 31, 2014 and 2013, respectively.

During 2004, the Company entered into a joint venture (50% ownership by the Company) with the Firm in connection with the building of the Company’s new headquarters facility. The Firm is considered a related party, as one of its principals is a Board member and shareholder of the Company. In August 2011, the Company opened a new branch location in a facility which is leased from an entity owned by the Firm on terms considered by management to be arms-length.  Finally, in October 2013, the Company entered into a lease for a new branch location in a facility owned by a different member of the Company’s Board on terms considered by management to be arms-length.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 16.          GAIN ON SALE OR WRITEDOWN OF ASSETS

Components of the gain on sale or writedown of assets are as follows for the years ended December 31:

(in thousands)	2014	2013
Gain on sale of securities, net	$341	$509
Gain on sale of OREO, net	842	1,266
Writedown of OREO	-	(93)
Loss on sale or writedown of other assets, net	(644)	(13)
Gain on sale or writedown of assets, net	$539	$1,669

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2014 and 2013, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2014 and 2013, the most recent notifications from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table.  There are no conditions or events since these notifications that management believes have changed the Bank’s category.

In July 2013, the Federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating components of capital and of computing risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. The rule establishes a new common equity Tier 1 minimum capital requirement, increases the minimum capital ratios and assigns a higher risk weight to certain assets based on the risk associated with these assets. The final rule includes transition periods that generally implement the new regulations over a five year period. These changes will be phased in beginning in January 2015, and while management continues to evaluate this final rule and its potential impact, preliminary assessments indicate that the Bank and the Company will continue to exceed all regulatory capital requirements under the new rule.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17.          REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS (CONTINUED)

The Company’s and the Bank’s actual regulatory capital amounts and ratios as of December 31, 2014 and 2013 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(dollars in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of December 31, 2014:
Company
Total risk-based capital	$126,336	14.0%	$72,045	8.0%
Tier 1 risk-based capital	117,048	13.0	36,023	4.0
Leverage	117,048	9.7	48,473	4.0

Bank
Total risk-based capital	$115,891	13.0%	$71,134	8.0%	$88,917	10.0%
Tier 1 risk-based capital	106,603	12.0	35,567	4.0	53,350	6.0
Leverage	106,603	8.9	47,977	4.0	59,972	5.0

As of December 31, 2013:
Company
Total risk-based capital	$119,050	13.8%	$69,075	8.0%
Tier 1 risk-based capital	109,817	12.7	34,538	4.0
Leverage	109,817	9.5	46,322	4.0

Bank
Total risk-based capital	$111,343	13.1%	$68,110	8.0%	$85,138	10.0%
Tier 1 risk-based capital	102,111	12.0	34,055	4.0	51,083	6.0
Leverage	102,111	8.9	45,858	4.0	57,323	5.0

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

A source of income and funds for the Company are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal regulatory agencies. At December 31, 2014, the Bank could pay dividends of approximately $8.8 million without seeking regulatory approval.

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

Disclosure of the fair value of financial instruments, whether recognized or not recognized in the consolidated balance sheet, is required for those instruments for which it is practicable to estimate that value, with the exception of certain financial instruments and all nonfinancial instruments as provided for by the accounting standards.  For financial instruments recognized at fair value in the consolidated balance sheets, the fair value disclosure requirements also apply.

Fair value (i.e. the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement versus an entity-specific measurement.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
U.S. government sponsored enterprises	$1,039	$-	$1,039	$-
State, county and municipals	102,776	-	102,200	576
Mortgage-backed securities	61,677	-	61,677	-
Corporate debt securities	220	-	-	220
Equity securities	2,763	2,763	-	-
Securities AFS, December 31, 2014	$168,475	$2,763	$164,916	$796

U.S. government sponsored enterprises	$2,057	$-	$2,057	$-
State, county and municipals	55,039	-	54,162	877
Mortgage-backed securities	67,879	-	67,879	-
Corporate debt securities	220	-	-	220
Equity securities	2,320	2,320	-	-
Securities AFS, December 31, 2013	$127,515	$2,320	$124,098	$1,097

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18.          FAIR VALUE OF FINANCIAL INFORMATION (CONTINUED)

The following table presents the changes in Level 3 assets measured at fair value on a recurring basis during the years ended December 31:

	Securities AFS
Level 3 Fair Value Measurements ($ in thousands):	2014	2013
(in thousands)
Balance at beginning of year	$1,097	$375
Purchases/(sales)/(settlements), net	(301)	722
Balance at end of year	$796	$1,097

The following is a description of the valuation methodologies used by the Company for the items noted in the tables above.  Where quoted market prices on securities exchanges are available, the investment is classified as Level 1. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include mortgage-related securities and obligations of state, county and municipals.  Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy.  Examples of these include auction rate securities available for sale (for which there has been no liquid market since 2008) and corporate debt securities.  At December 31, 2014 and 2013, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on receipt of par from refinances for the auction rate securities and the internal analysis on the corporate debt securities.

The following table presents the Company’s collateral-dependent impaired loans and OREO measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
December 31, 2014:
Impaired loans	$8,278	$-	$-	$8,278
OREO	1,966	-	-	1,966

December 31, 2013:
Impaired loans	$14,101	$-	$-	$14,101
OREO	1,987	-	-	1,987

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

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18.          FAIR VALUE OF FINANCIAL INFORMATION (CONTINUED)

The Company is required under accounting guidance to report the fair value of all financial instruments in the consolidated balance sheets, including those financial instruments carried at cost.  The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013 are shown below.

December 31, 2014
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$68,708	$68,708	$68,708	$-	$-
Certificates of deposit in other banks	10,385	10,421	-	10,421	-
Securities AFS	168,475	168,475	2,763	164,916	796
Other investments	8,065	8,065	-	5,924	2,141
Loans held for sale	7,272	7,272	-	7,272	-
Loans, net	874,053	874,520	-	-	874,520
BOLI	27,479	27,479	27,479	-	-

Financial liabilities:
Deposits	$1,059,903	$1,062,262	$-	$-	$1,062,262
Notes payable	21,175	24,212	-	24,212	-
Junior subordinated debentures	12,328	11,711	-	-	11,711

December 31, 2013
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$146,978	$146,978	$146,978	$-	$-
Certificates of deposit in other banks	1,960	1,983	-	1,983	-
Securities AFS	127,515	127,515	2,320	124,098	1,097
Other investments	7,982	7,982	-	5,841	2,141
Loans held for sale	1,486	1,486	-	1,486	-
Loans, net	838,126	842,758	-	-	842,758
BOLI	23,796	23,796	23,796	-	-

Financial liabilities:
Deposits	$1,034,834	$1,036,564	$-	$-	$1,036,564
Short-term borrowings	7,116	7,116	7,116	-	-
Notes payable	32,422	32,548	-	32,548	-
Junior subordinated debentures	12,128	12,704	-	-	12,704

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18.          FAIR VALUE OF FINANCIAL INFORMATION (CONTINUED)

Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC 820, as certain assets and liabilities result in their carrying value approximating fair value.  These include cash and cash equivalents, other investments, BOLI, nonmaturing deposits, and short-term borrowings.  For those financial instruments not previously disclosed the following is a description of the evaluation methodologies used.

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

Loans held for sale: The fair value estimation process for the loans held for sale portfolio is segregated by loan type. The estimated fair value was based on what secondary markets are currently offering for portfolios with similar characteristics and represents a Level 2 measurement.

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

Notes payable:  The fair value of the FHLB advances is obtained from the FHLB which uses a discounted cash flow analysis based on current market rates of similar maturity debt securities and represents a Level 2 measurement. The fair values of remaining notes payable are estimated using discounted cash flow analysis based on current interest rates being offered by instruments with similar terms and credit quality which represents a Level 2 measurement.

Junior subordinated debentures:  The fair values of junior subordinated debentures are estimated based on an evaluation of current interest rates being offered by instruments with similar terms and credit quality.  Since the market for these instruments is limited, the internal evaluation represents a Level 3 measurement.

Off-balance-sheet instruments:  The estimated fair value of letters of credit at December 31, 2014 and 2013 was insignificant.  Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2014 and 2013.

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

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 19.          PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed parent company only financial statements of Nicolet Bankshares, Inc. follow:

Balance Sheets	December 31,
(in thousands)	2014	2013
Assets
Cash and due from subsidiary	$8,380	$6,038
Investments	4,841	4,398
Investments in subsidiaries	111,680	107,637
Other assets	505	1,029
Total assets	$125,406	$119,102

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$12,328	$12,128
Other liabilities	2,070	2,112
Stockholders’ equity	111,008	104,862
Total liabilities and stockholders’ equity	$125,406	$119,102

Statements of Income	Years ended December 31,
(in thousands)	2014	2013
Interest income	$68	$79
Interest expense	875	730
Net interest expense	(807)	(651)
Dividend income from subsidiaries	9,060	59
Operating expense	(164)	(743)
Gain on investments, net	341	804
Bargain purchase gain	-	9,535
Income tax benefit	135	161
Earnings before equity in undistributed earnings of subsidiaries	8,565	9,165
Equity in undistributed earnings of subsidiaries, net of dividends received	1,384	6,976
Net income	$9,949	$16,141

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 19.          PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

Statements of Cash Flows	Years ended December 31,
(in thousands)	2014	2013
Cash Flows From Operating Activities:
Net Income attributable to Nicolet Bankshares, Inc.	$9,949	$16,141
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accretion of discounts	199	132
Gain on investments sold, net	(341)	(804)
Bargain purchase gain	-	(9,535)
Change in other assets and liabilities, net	506	(908)
Equity in undistributed earnings of subsidiaries, net of dividends received	(1,444)	(6,917)
Net cash provided (used) by operating activities	8,869	(1,891)
Cash Flows from Investing Activities:
Proceeds from sale of investments	531	1,522
Purchases of investments	(791)	-
Capital infusion to subsidiary	(1,200)	(1,650)
Net cash from business combinations	-	1,519
Net cash provided (used) by investing activities	(1,460)	1,391
Cash Flows From Financing Activities:
Purchase and cancellation of treasury stock	(5,770)	(92)
Proceeds from issuance of common stock, net	254	3,138
Proceeds from exercise of common stock options	633	306
Stock issuance costs, capitalized	-	(401)
Noncontrolling interest in joint venture	60	(59)
Cash dividends paid on preferred stock	(244)	(1,220)
Net cash provided (used) by financing activities	(5,067)	1,672
Net increase in cash	2,342	1,172
Beginning cash	6,038	4,866
Ending cash	$8,380	$6,038

NOTE 20.          SUBSEQUENT EVENT

On February 17, 2015, the Company entered into a Subordinated Note Purchase Agreement with certain accredited institutional investors in a private placement under which the Company issued an aggregate of $8 million in principal amount of subordinated notes. The subordinated notes have a maturity date of February 17, 2025. The subordinated notes bear interest, payable on March 31, June 30, September 30 and December 31 of each year commencing March 31, 2015, at a fixed interest rate of 5.00% per year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Nicolet Bankshares, Inc.
Green Bay, Wisconsin

We have audited the accompanying consolidated balance sheets of Nicolet Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the Report of Management. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nicolet Bankshares, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Atlanta, Georgia
March 9, 2015

235 Peachtree Street NE  |  Suite 1800  |  Atlanta, Georgia 30303  |  Phone 404.588.4200  |  Fax 404.588.4222

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our Chief Executive Officer and President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon, and as of the date of such evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to Nicolet that is required to be included in Nicolet’s periodic filings with the SEC.  During the fourth quarter of 2014 there were no significant changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014, was effective.

Porter Keadle Moore, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of December 31, 2014 Nicolet’s Directors were:

Robert B. Atwell, 57 years old and director since 2000.
Position(s) and business experience are: Chairman and chief executive officer of Nicolet National Bank since 2000 and chairman, president and chief executive officer of Nicolet since its formation in 2002.

Michael E. Daniels, 50 years old and director since 2000.
Position(s) and business experience are: President and chief operating officer of Nicolet National Bank since 2007, executive vice president and chief lending officer of Nicolet National Bank from 2000-2007 and secretary of Nicolet since 2002.

John N. Dykema, 51 years old and director since 2006.
Position(s) and business experience are: Owner, president and chief executive officer of Campbell Wrapper Corporation and Circle Packaging Machinery, Inc., manufacturers of custom packaging machinery.

Gary L. Fairchild, 63 years old and director since 2008.
Position(s) and business experience are: President, owner and chief executive officer of Fairchild Equipment, Inc., serving Wisconsin, Minnesota, and the Upper Peninsula of Michigan, a franchise dealer of forklift trucks, construction equipment, and various handling equipment.

Michael F. Felhofer, 57 years old and director since 2000.
Position(s) and business experience are: Owner and president of Candleworks of Door County, Inc., a candle manufacturer and retailer.

Christopher J. Ghidorzi, 37 years old and director since 2013.
Position(s) and business experience are: Vice President of Property Development, C.A. Ghidorzi, Inc. and Affiliates since 2007; Director of Equity Trading, Robert W. Baird & Co. from 2001-2007.

Kim A. Gowey, 61 years old and director since 2013.
Position(s) and business experience are: President and Director, Kim A. Gowey, DDS Ltd.

Andrew F. Hetzel, Jr., 58 years old and director since 2001.
Position(s) and business experience are: President and chief executive officer of NPS Corp. and Blue Ridge Tissue Corp.  These companies market and manufacture spill control products, towel and tissue products for the washroom and protective packaging materials.

Donald J. Long, Jr., 57 years old and director since 2000.
Position(s) and business experience are: Former owner and chief executive officer of Century Drill & Tool Co., Inc., an expediter of power tool accessories.

Susan L. Merkatoris, 51 years old and director since 2003.
Position(s) and business experience are: Certified Public Accountant; Owner and managing member of Larboard Enterprises, LLC, a packaging and shipping franchise doing business as The UPS Stores; Co-owner and vice president of Midwest Stihl Inc., a distributor of Stihl Power Products.

Therese B. Pandl, 61 years old and director since 2010.
Position(s) and business experience are: President and chief executive officer of the Hospital Sisters Health System’s Division in Eastern Wisconsin, which includes St. Vincent Hospital and St. Mary’s Hospital Medical Center in Green Bay, St. Nicholas Hospital in Sheboygan, and St. Clare Memorial in Oconto Falls; President and chief executive officer of St. Mary’s Hospital Medical Center and St. Vincent Hospital in Green Bay, as well as St. Clare Memorial in Oconto Falls.

Randy J. Rose, 60 years old and director since 2011.
Position(s) and business experience are: Retired president and chief executive officer of Schwabe North America.  Retired member of the Executive Strategic Committee for Dr. Willmar Schwabe GmbH and Co. KG, parent of Schwabe North America.

Robert J. Weyers, 50 years old and director since 2000.
Position(s) and business experience are: Co-owner of Weyers Group, a private equity investment firm; Commercial Horizons, Inc., a commercial property development company; and PBJ Holdings, LLC, a real estate holding company.

Executive Officers

The Company’s executive officers as of December 31, 2014 were Robert B. Atwell, Michael E. Daniels and Ann K. Lawson.  Biographical information for Messrs. Atwell and Daniels is noted above.

Ann K. Lawson, age 54, serves as Chief Financial Officer of Nicolet National Bank and of Nicolet since February 2, 2009.  Ms. Lawson previously served as the director of corporate accounting and reporting with a large regional bank holding company headquartered in Green Bay, Wisconsin, from September 1998 to January 2009.

Audit Committee Information

The Audit Committee is a standing committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  Audit Committee members for 2014 were Susan L. Merkatoris, John N. Dykema, and Michael F. Felhofer.  Each member of the Audit Committee meets the requirements for independence as defined by Nasdaq Stock Market listing standards (which do not otherwise apply to the Company) and Susan L. Merkatoris meets the criteria specified under applicable SEC regulations for an “audit committee financial expert.”

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

Name and Principal Position	Year	Salary	Bonus1	Stock Awards2	Option Awards2	All Other Compensation3		Total

Robert B. Atwell	2014	$350,000	$210,000	$199,991	$501,053	$41,603	4	$1,302,647
Chairman & Chief	2013	$350,000	$210,000	$218,755	$-0-	$36,284	4	$815,039
Executive Officer

Michael E. Daniels	2014	$295,000	$177,000	$199,991	$501,053	$41,364	5	$1,214,408
President and Chief	2013	$295,000	$177,000	$218,755	$-0-	$36,984	5	$727,739
Operating Officer

Ann K. Lawson	2014	$190,000	$45,600	$119,000	$-0-	$14,700	6	$369,300
Chief Financial Officer	2013	$176,538	$55,000	$-0-	$-0-	$12,556	6	$244,094

1	All bonuses are reported in the year earned.
2
Reflects the fair value of restricted stock and of options on the date of grant, calculated in each case in accordance with applicable accounting guidance and based on assumptions set forth in Note 1 of the Notes to Consolidated Financial Statements, under Part II, Item 8.

3	Nicolet has omitted information on perquisites and other personal benefits with an individual value below $10,000.
4	Includes $15,600 and $15,300 of 401(k) company matching contributions, $8,053 and $7,984 of life insurance premiums, and $17,950 and $13,000 of director fees for 2014 and 2013, respectively.
5	Includes $15,600 and $15,300 of 401(k) company matching contributions, $6,714 and $6,684 of life insurance premiums, and $19,050 and $15,000 of director fees for 2014 and 2013, respectively.
6	Includes $14,700 and $12,556 of 401(k) company matching contributions for 2014 and 2013, respectively.

Employment Agreements

Robert B. Atwell. Effective April 7, 2000, Nicolet Bank entered into a rolling three-year employment agreement with Robert B. Atwell regarding Mr. Atwell’s employment.  Under the terms of the agreement, Mr. Atwell received a fixed annual base salary during the initial three-year term, plus benefits, and annual bonus compensation pursuant to any incentive compensation program as may be adopted from time to time by the Board of Directors.  Mr. Atwell’s compensation, including incentive compensation, is subject to annual review by the Board of Directors, and his 2013 and 2014 compensation is summarized in the Summary Compensation Table above.

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

Michael E. Daniels. Effective April 7, 2000, Nicolet Bank entered into a rolling three-year employment agreement with Michael E. Daniels regarding Mr. Daniels’ employment.  Under the terms of the agreement, Mr. Daniels received a fixed annual base salary during the initial three-year term, plus benefits and annual bonus compensation pursuant to any incentive compensation program as may be adopted from time to time by the Board of Directors.  Mr. Daniels’ compensation is subject to annual review by the Board of Directors, and his 2013 and 2014 compensation is summarized in the Summary Compensation Table above.

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

Ann K. Lawson. Effective November 6, 2014, Nicolet National Bank and Nicolet entered into an employment agreement with Ann K. Lawson, Chief Financial Officer of Nicolet and Nicolet National Bank, regarding her employment. Under the terms of the agreement, Ms. Lawson receives a fixed annual base salary of $190,000 (which may be changed annually by the Board of Directors), plus benefits, and annual bonus compensation pursuant to any incentive compensation program as may be adopted from time to time by the Board of Directors.  Ms. Lawson’s agreement automatically renews for an additional day each day after November 6, 2014, so that it always has a three-year term, unless any of the parties to the agreement give notice of intent not to renew the agreement, which will cause the agreement to terminate on the third anniversary of the 30th day following the date of notice. Nicolet and Nicolet National Bank are obligated to pay Ms. Lawson her base salary and reimbursement of health insurance costs under terminating events, as defined per the agreement, which include: maximum 6 months of base salary if Ms. Lawson becomes disabled; maximum 12 months of base salary and reimbursement of health insurance costs if Ms. Lawson is involuntarily terminated without cause; maximum 12 months of base salary and reimbursement of health insurance costs if employment is terminated by Ms. Lawson for cause; and one and one-half times base salary and bonus and 12 months reimbursement of health insurance costs if Ms. Lawson terminates her employment for cause within six months of a change of control.  The agreement also provides various other benefits and subjects Ms. Lawson to non-compete restrictive covenants for a twelve month period following certain employment termination events.

Outstanding Equity Awards at 2014 Fiscal Year End Table – December 31, 2014

	No. of securities underlying unexercised options exercisable	No. of securities underlying unexercised options unexercisable		Option exercise price	Option expiration date	No. of shares of restricted stock that have not vested		Market value of shares of restricted stock that have not vested10
	(#)	(#)		($)		(#)		($)
Name

Robert B. Atwell	79,570	-0-		$18.00	12/13/2015
	55,555	-0-		$18.00	12/13/2015
	12,900	38,700	1	$16.50	4/10/2022
	-0-	67,500	2	$23.80	10/28/2024
						11,730	4	$293,250
						1,767	5	44,175
						2,650	6	66,250
						5,602	7	140,050
Michael E. Daniels	79,570	-0-		$18.00	12/13/2015
	55,555	-0-		$18.00	12/13/2015
	25,800	38,700	1	$16.50	4/10/2022
	-0-	67,500	2	$23.80	10/28/2024
						11,730	4	$293,250
						1,767	5	44,175
						2,650	6	66,250
						5,602	7	140,050
Ann K. Lawson	12,310	-0-		$16.00	2/2/2019
	10,000	-0-		$16.80	12/15/2019
	1,065	-0-		$16.50	4/10/2022
	435	3,500	3	$16.50	4/10/2022
						1,320	8	$33,000
						3,333	9	83,325

1	Granted 64,500 option shares on April 10, 2012, and vesting in 5 equal increments over a 5-year period on the anniversaries of the initial grant.
2	Granted 67,500 options shares on October 28, 2014 and vesting in 5 equal increments over a 5-year period on the anniversaries of the initial grant.
3
Represents the unvested remainder of a grant of 3,935 options made on April 10, 2012, of which 145 vested immediately, 145 vested on April 10, 2013 and 145 vested on April 10, 2014, and the remainder will vest in equal increments of 500 over the seven years subsequent to 2014 on the anniversaries of the initial grant.

4	Represents the unvested remainder of a grant of 19,550 restricted shares made on April 10, 2012, which vest in 5 equal increments over a 5-year period on the anniversaries of the initial grant.
5
Represents the unvested remainder of a grant of 5,303 restricted shares made on January 18, 2013, of which one-third vested immediately and one-third on each of the first and second anniversaries of the initial grant.

6
Represents the unvested remainder of a grant of 7,950 restricted shares made on October 22, 2013, of which one-third vested immediately and one-third on each of the first and second anniversaries of the initial grant.

7
Represents the unvested remainder of a grant of 8,403 restricted shares made on October 28, 2014, of which one-third vested immediately and one-third on each of the first and second anniversaries of the initial grant.

8	Represents the unvested remainder of a grant of 1,650 restricted shares made on April 10, 2012, which vest in 10 equal increments over a 10-year period on the anniversaries of the initial grant.
9
Represents the unvested remainder of a grant of 5,000 restricted shares made on October 28, 2014, of which one-third vested immediately and one-third on each of the first and second anniversaries of the initial grant.

10	Utilizes a $25.00 per share market value of the Company’s common stock at December 31, 2014.

Director Compensation

In 2014, directors received $650 for each board meeting and $350 for each committee meeting attended.  The audit committee chair received a $5,000 retainer in 2014.

The following table shows information concerning the compensation to the non-employee directors of Nicolet and its subsidiaries for their services as Directors for the year ended December 31, 2014.  See “Executive Compensation-Summary Compensation Table” above for information regarding the compensation paid to Messrs. Atwell and Daniels in their capacities as directors and executive officers of Nicolet.

Name	Fees for 2014 ($)*

John N. Dykema *	12,212

Gary L. Fairchild *	11,536

Michael F. Felhofer	16,200

Christopher J. Ghidorzi *	13,130

Kim A. Gowey	11,000

Andrew F. Hetzel, Jr. *	9,070

Donald J. Long, Jr.	12,100

Benjamin P. Meeuwsen *	4,501	**

Susan L. Merkatoris	19,150

Therese B. Pandl *	8,081

Randy J. Rose *	11,457

Robert J. Weyers *	12,373

*
Directors have the option of converting compensation received into shares of Nicolet common stock through the Deferred Compensation Plan for Non-Employee Directors.  For the eight directors noted, 100% of their 2014 cash director fees were remitted to the plan and used by the plan to purchase Nicolet common stock on behalf of the director, except for Mr. Ghidorzi, who elected to defer 50% of his director compensation.

**	Mr. Meeuwsen resigned from the board effective May 15, 2014 and was not replaced; amount reflects fees through his resignation date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,034,090	$19.30	464,378
Total at December 31, 2014	1,034,090	$19.30	464,378

(1)      Includes 66,231 shares potentially issuable upon the vesting of outstanding restricted share units.
(2)      The weighted average exercise price relates only to the exercise of outstanding options included in column (a).

Ownership of Certain Beneficial Owners and Management

Directors and Executive Officers	Number of Shares	Percentage of Issued and Outstanding Shares1
Robert B. Atwell	229,6052	5.1%
Michael E. Daniels	218,2933	4.9
John N. Dykema	81,4244	1.8
Gary L. Fairchild	3,1505	*
Michael F. Felhofer	72,000	1.6
Christopher J. Ghidorzi	1,7436	*
Kim A. Gowey	30,018	*
Andrew F. Hetzel, Jr.	58,0587	1.3
Ann K. Lawson	37,8868	*
Donald J. Long, Jr.	101,5289	2.3
Susan L. Merkatoris	105,000	2.4
Therese Pandl	1,63510	*
Randy J. Rose	61,71311	1.4
Robert J. Weyers	105,36312	2.4

All Current Directors and Executive Officers as a Group (14 persons)	1,107,41613	24.8%

*	Represents less than one percent.
1
For purposes of this table, percentages shown treat shares subject to exercisable options held by the indicated director or executive officer as if they were issued and outstanding. All unvested shares of restricted stock are entitled to vote and are therefore included with the issued and outstanding shares reflected in this table.

2	Includes exercisable options to purchase 148,025 shares of common stock, 12,565 shares Mr. Atwell owns in his Nicolet 401(k) plan, and 21,749 shares of unvested restricted stock.
3
Includes 9,803 shares held in his spouse’s IRA, exercisable options to purchase 160,925 shares of common stock, 6,252 shares Mr. Daniels owns in his Nicolet 401(k) plan, and 21,749 shares of unvested restricted stock.

4	Includes 4,270 shares Mr. Dykema purchased through the Deferred Compensation Plan for Non-Employee Directors.
5	Includes 2,900 shares Mr. Fairchild purchased through the Deferred Compensation Plan for Non-Employee Directors.
6	Includes 393 shares Mr. Ghidorzi purchased through the Deferred Compensation Plan for Non-Employee Directors.
7	Includes 2,908 shares Mr. Hetzel purchased through the Deferred Compensation Plan for Non-Employee Directors.
8	Includes exercisable options to purchase 23,810 shares of common stock, 800 shares Ms. Lawson owns in her Nicolet 401(k) plan, and 4,653 shares of unvested restricted stock.
9	Includes 2,009 shares Mr. Long purchased through the Deferred Compensation Plan for Non-Employee Directors.
10	Includes 1,535 shares Ms. Pandl purchased through the Deferred Compensation Plan for Non-Employee Directors.
11	Includes 1,113 shares Mr. Rose purchased through the Deferred Compensation Plan for Non-Employee Directors and includes 30,300 shares held in his spouse’s name.
12	Includes 4,613 shares Mr. Weyers purchased through the Deferred Compensation Plan for Non-Employee Directors.
13	Includes outstanding common stock, exercisable options to purchase 332,760 shares of common stock and 66,231 shares of unvested restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Robert J. Weyers is a director of, and holds a one-third ownership interest in, PBJ Holdings, LLC, a real estate development and investment firm.  He is also a director of Nicolet and Nicolet National Bank.  In 2004, Nicolet entered into a joint venture with PBJ Holdings, LLC in connection with the development of the site of Nicolet’s headquarters facility.  Mr. Weyers abstained from discussion or deliberations regarding the transaction in his capacity as a director of Nicolet and Nicolet National Bank.  The joint venture involves a 50% investment by Nicolet on standard commercial terms reached through arms-length negotiation.  During 2014, the Bank paid approximately $1.2 million in rent expense to the joint venture.  For 2014, the joint venture’s net income was approximately $205,000, benefiting Nicolet and PBJ Holdings, LLC by approximately $102,500 each.  Management believes that the terms of the joint venture are no less favorable to Nicolet or the Bank than would have been achieved in a transaction with an unaffiliated third party.

Although Nicolet’s common stock is not listed on the Nasdaq Stock Market or any other exchange, its Board of Directors has determined that each of its directors meet the requirements for independence under Nasdaq Stock Market listing rules except for Robert B. Atwell, Michael E. Daniels, and Robert J. Weyers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed for the professional audit and other services rendered by the Company’s auditors, Porter Keadle Moore, LLC, during the years ended December 31, 2014 and 2013.

Fees	2014	2013

Audit fees a	$224,000	$271,400
Audit-related fees b	17,300	-0-
Tax fees c	-0-	-0-
All other fees d	-0-	4,300
Total fees	$241,300	$275,700

a.
Audit Fees include aggregate fees billed for professional services rendered by Porter Keadle Moore, LLC for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2014 and 2013, review of the annual report on Form 10-K, and the limited reviews of quarterly condensed consolidated financial statements included in periodic reports filed with the SEC during 2014 and 2013, including out of pocket expenses.

b.	Audit-Related Fees includes all services performed for non-audit professional services.
c.	Tax Fees includes all services performed for tax compliance, tax planning, and tax advice.
d.	All Other Fees includes billings for services rendered other than those in the categories defined above, specifically merger and acquisition analysis and other advisory services.

The audit committee approves any audit services and any permissible non-audit services prior to the commencement of the services. In making its pre-approval determination, the audit committee considers whether providing the non-audit services are compatible with maintaining the independent auditor’s independence. If this preapproval is delegated to an independent audit committee member or members, such member or members present a report of actions or decisions at the next scheduled audit committee meeting.

During 2014, the services provided by our independent auditors were approved in advance by the Audit Committee in accordance with the provisions of the committee’s charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Nicolet Bankshares, Inc., as amended. (1)
3.2	Bylaws of Nicolet Bankshares, Inc. (1)
4.1	Form of Common Stock Certificate of Nicolet Bankshares, Inc. (1)
4.2	Indenture dated July 21, 2004, between Nicolet Bankshares, Inc., as Issuer and U.S. Bank National Association, as Trustee, including the form of Junior Subordinated Debenture as Exhibit A thereto. (1)
4.3	Guarantee Agreement, dated July 21, 2004, between Nicolet Bankshares, Inc., as Guarantor, and U.S. Bank National Association, as Guarantee Trustee. (1)
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

4.6	First Supplemental Indenture, dated April 26, 2013, amount Nicolet Bankshares, Inc., Mid-Wisconsin Financial Services, Inc., and Wilmington Trust Company. (2)
10.1	[Reserved]
10.2	[Reserved]
10.3	[Reserved]
10.4†	Nicolet Bankshares, Inc. 2002 Stock Incentive Plan, as amended, and forms of award documents.
10.5†	Nicolet Bankshares, Inc. 2011 Long-term Incentive Plan and forms of award documents.
10.6†	Nicolet National Bank 2002 Deferred Compensation Plan, as amended. (1)
10.7†	Nicolet National Bank 2009 Deferred Compensation Plan for Non-Employee Directors. (1)
10.8†	Revised and Restated Employment Agreement dated April 17, 2012 between Nicolet National Bank and Michael E. Daniels. (1)
10.9†	Revised and Restated Employment Agreement dated April 17, 2012 between Nicolet National Bank and Robert B. Atwell. (1)
10.10	Lease, dated May 31, 2000, between Washington Square Green Bay, LLC and Green Bay Financial Corporation D/B/A/ Nicolet National Bank, as amended. (1)
10.11	Small Business Lending Fund Securities Purchase Agreement, dated September 1, 2011, between Nicolet Bankshares, Inc. and the Security of the United States Treasury. (1)
10.12†	Employment Agreement dated November 6, 2014 between Nicolet National Bank and Ann K. Lawson.
21.1	Subsidiaries of Nicolet Bankshares, Inc. (1)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
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

NICOLET BANKSHARES, INC.
March 9, 2015	By:	/s/ Robert B. Atwell
Robert B. Atwell, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 9, 2015

/s/ Robert B. Atwell	/s/ Susan L. Merkatoris
Robert B. Atwell	Susan L. Merkatoris
Chairman and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ Ann K. Lawson	/s/ Therese B. Pandl
Ann K. Lawson	Therese B. Pandl
Chief Financial Officer	Director
(Principal Financial and Accounting Officer)

/s/ Michael E. Daniels	/s/ Randy J. Rose
Michael E. Daniels	Randy J. Rose
President and Chief Operating Officer, Director	Director

/s/ John N. Dykema	/s/ Robert J. Weyers
John N. Dykema	Robert J. Weyers
Director	Director

/s/ Gary L. Fairchild
Gary L. Fairchild
Director

/s/ Michael F. Felhofer
Michael F. Felhofer
Director

/s/ Christopher J. Ghidorzi
Christopher J. Ghidorzi
Director

/s/ Kim A. Gowey
Kim A. Gowey
Director

/s/ Andrew W. Hetzel, Jr.
Andrew W. Hetzel, Jr.
Director

/s/ Donald J. Long, Jr.
Donald J. Long, Jr.
Director

