Form 10-Q
period 2015-03-31
NICOLET BANKSHARES INC
filed 2015-05-07
CIK 1174850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

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
Large accelerated filer ☐          Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2015 there were 4,016,741 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Cash and due from banks	$13,613	$23,975
Interest-earning deposits	44,545	43,169
Federal funds sold	1,686	1,564
Cash and cash equivalents	59,844	68,708
Certificates of deposit in other banks	7,401	10,385
Securities available for sale (“AFS”)	171,946	168,475
Other investments	8,080	8,065
Loans held for sale	8,436	7,272
Loans	879,806	883,341
Allowance for loan losses	(9,537)	(9,288)
Loans, net	870,269	874,053
Premises and equipment, net	31,713	31,924
Bank owned life insurance	27,721	27,479
Accrued interest receivable and other assets	18,992	18,924
Total assets	$1,204,402	$1,215,285

Liabilities and Stockholders’ Equity
Liabilities:
Demand	$199,776	$203,502
Money market and NOW accounts	475,780	494,945
Savings	127,621	120,258
Time	237,601	241,198
Total deposits	1,040,778	1,059,903
Notes payable	21,109	21,175
Junior subordinated debentures	12,377	12,328
Subordinated notes	7,884	-
Accrued interest payable and other liabilities	8,514	10,812
Total liabilities	1,090,662	1,104,218

Stockholders’ Equity:
Preferred equity	24,400	24,400
Common stock	40	41
Additional paid-in capital	44,751	45,693
Retained earnings	42,862	39,843
Accumulated other comprehensive income (“AOCI”)	1,595	1,031
Total Nicolet Bankshares, Inc. stockholders’ equity	113,648	111,008
Noncontrolling interest	92	59
Total stockholders’ equity and noncontrolling interest	113,740	111,067
Total liabilities, noncontrolling interest and stockholders’ equity	$1,204,402	$1,215,285
Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	24,400	24,400
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	4,020,504	4,058,208
Common shares issued	4,083,201	4,124,439

See accompanying notes to unaudited consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income:
Loans, including loan fees	$11,979	$11,007
Investment securities:
Taxable	394	418
Non-taxable	271	173
Other interest income	100	135
Total interest income	12,744	11,733
Interest expense:
Money market and NOW accounts	566	593
Savings and time deposits	743	688
Short-term borrowings	-	3
Junior subordinated debentures	217	217
Subordinated notes	51	-
Notes payable	164	252
Total interest expense	1,741	1,753
Net interest income	11,003	9,980
Provision for loan losses	450	675
Net interest income after provision for loan losses	10,553	9,305
Noninterest income:
Service charges on deposit accounts	509	494
Trust services fee income	1,204	1,105
Mortgage income	874	215
Brokerage fee income	170	160
Bank owned life insurance	242	214
Rent income	284	300
Investment advisory fees	118	110
Gain on sale or writedown of assets, net	211	750
Other	458	412
Total noninterest income	4,070	3,760
Noninterest expense:
Salaries and employee benefits	5,691	5,295
Occupancy, equipment and office	1,785	1,898
Business development and marketing	485	535
Data processing	831	754
FDIC assessments	164	184
Core deposit intangible amortization	275	335
Other	571	587
Total noninterest expense	9,802	9,588

Income before income tax expense	4,821	3,477
Income tax expense	1,708	1,232
Net income	3,113	2,245
Less: net income attributable to noncontrolling interest	33	31
Net income attributable to Nicolet Bankshares, Inc.	3,080	2,214
Less: preferred stock dividends	61	61
Net income available to common shareholders	$3,019	$2,153

Basic earnings per common share	$0.75	$0.51
Diluted earnings per common share	$0.70	$0.50
Weighted average common shares outstanding:
Basic	4,031,323	4,242,887
Diluted	4,307,274	4,283,888

See accompanying notes to unaudited consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$3,113	$2,245
Other comprehensive income, net of tax:
Unrealized gains on securities AFS:
Net unrealized holding gains arising during the period	925	599
Reclassification adjustment for net gains included in net income	-	(341)
Net unrealized gains on securities before tax expense	925	258
Income tax expense	(361)	(101)
Total other comprehensive income	564	157
Comprehensive income	$3,677	$2,402

See accompanying notes to unaudited consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance December 31, 2014	$24,400	$41	$45,693	$39,843	$1,031	$59	$111,067
Comprehensive income:
Net income	-	-	-	3,080	-	33	3,113
Other comprehensive income	-	-	-	-	564	-	564
Stock compensation expense	-	-	290	-	-	-	290
Exercise of stock options	-	-	369	-	-	-	369
Issuance of common stock	-	-	19	-	-	-	19
Purchase and retirement of common stock	-	(1)	(1,620)	-	-	-	(1,621)
Preferred stock dividends	-	-	-	(61)	-	-	(61)

Balance, March 31, 2015	$24,400	$40	$44,751	$42,862	$1,595	$92	$113,740

See accompanying notes to unaudited consolidated financial statements.

ITEM 1.  Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands) (Unaudited)
	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net income	$3,113	$2,245
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, amortization, and accretion	1,078	829
Provision for loan losses	450	675
Provision for deferred taxes	(19)	348
Increase in cash surrender value of life insurance	(242)	(214)
Stock compensation expense	290	154
Gain on sale or writedown of assets, net	(211)	(750)
Gain on sale of loans held for sale, net	(874)	(215)
Proceeds from sale of loans held for sale	48,703	10,842
Origination of loans held for sale	(48,993)	(13,137)
Net change in:
Accrued interest receivable and other assets	(723)	(159)
Accrued interest payable and other liabilities	(1,132)	(1,478)
Net cash provided (used) by operating activities	1,440	(860)
Cash Flows From Investing Activities:
Net decrease in certificates of deposit in other banks	2,984	-
Net decrease (increase) in loans	3,064	(3,517)
Purchases of securities AFS	(11,097)	(6,481)
Proceeds from sales of securities AFS	-	531
Proceeds from calls and maturities of securities AFS	6,585	6,473
Purchase of other investments	(15)	(33)
Purchase of premises and equipment	(411)	(513)
Proceeds from sales of other real estate and other assets	1,191	1,762
Net cash provided (used) by investing activities	2,301	(1,778)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(19,125)	7,540
Net change in short-term borrowings	-	4,322
Repayments of notes payable	(66)	(62)
Proceeds from issuance of subordinated notes, net	7,880	-
Purchase and retirement of common stock	(1,621)	(410)
Proceeds from issuance of common stock, net	19	16
Proceeds from exercise of common stock options	369	298
Cash dividends paid on preferred stock	(61)	(61)
Net cash provided (used) by financing activities	(12,605)	11,643
Net increase (decrease) in cash and cash equivalents	(8,864)	9,005
Cash and cash equivalents:
Beginning	$68,708	$146,978
Ending	$59,844	$155,983
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,766	$1,930
Cash paid for taxes	1,600	125
Transfer of loans and bank premises to other real estate owned	576	601

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted or abbreviated.  These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies and Estimates

Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, useful lives for depreciation and amortization, fair value of financial instruments, deferred tax assets, uncertain income tax positions and contingencies.  Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses, the assessment of deferred tax assets and liabilities, and the valuation of loans acquired in the 2013 acquisitions; therefore, these are critical accounting policies.  Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes in applicable banking regulations, and changes to deferred tax estimates. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Developments Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update is effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company adopted this update in the first quarter of 2015.  See Note 8 of the notes to the unaudited consolidated financial statements for further details on the impact of adopting this accounting update.

In August 2014, the FASB issued ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors to clarify how creditors are to classify certain government-guaranteed mortgage loans upon foreclosure. This amendment requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure under certain conditions. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. This amendment is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2014. The Company adopted the accounting standard during the first quarter of 2015 with no material impact.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing to clarify the current accounting and disclosures for certain repurchase agreements. The amendments in this update require two accounting changes: (1) change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and (2) require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The amendments in this update also require additional disclosures for certain transactions on the transfer of financial assets, as well as new disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. This amendment is effective for public business entities for the first interim or annual period beginning after December 15, 2014. The Company adopted the accounting standard during the first quarter of 2015 with no material impact.

Note 2 – Earnings per Common Share

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

	Three Months Ended March 31,
	2015	2014
(In thousands except per share data)
Net income, net of noncontrolling interest	$3,080	$2,214
Less: preferred stock dividends	61	61
Net income available to common shareholders	$3,019	$2,153
Weighted average common shares outstanding	4,031	4,243
Effect of dilutive stock instruments	276	41
Diluted weighted average common shares outstanding	4,307	4,284
Basic earnings per common share*	$0.75	$0.51
Diluted earnings per common share*	$0.70	$0.50

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

Options to purchase approximately 0.3 million and 0.5 million shares were outstanding at March 31, 2015 and 2014, respectively, but were excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

Note 3 – Stock-based Compensation

Activity in the Company’s Stock Incentive Plans is summarized in the following tables:

Stock Options	Weighted-Average Fair Value of Options Granted	Option Shares Outstanding	Weighted-Average Exercise Price	Exercisable Shares
Balance – December 31, 2013		793,157	$17.86	600,846
Granted	$7.42	221,000	23.80
Exercise of stock options		(39,548)	16.01
Forfeited		(6,750)	16.80
Balance – December 31, 2014		967,859	19.30	630,121
Granted	$7.82	137,000	25.90
Exercise of stock options		(21,000)	17.57
Forfeited		-	-
Balance – March 31, 2015		1,083,859	$20.17	609,121

Note 3 – Stock-based Compensation, continued

Options outstanding at March 31, 2015 are exercisable at option prices ranging from $16.50 to $26.00.  There are 301,035 options outstanding in the range from $16.50 - $17.00, 378,824 options outstanding in the range from $17.01 - $22.00, and 404,000 options outstanding in the range from $22.01 - $26.00.  At March 31, 2015, the exercisable options have a weighted average remaining contractual life of approximately 2 years and a weighted average exercise price of $18.26.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options.  The total intrinsic value of options exercised in the first three months of 2015, and full year of 2014 was approximately $179,000, and $193,000, respectively.

Restricted Stock	Weighted-Average Grant Date Fair Value	Restricted Shares Outstanding
Balance – December 31, 2013	$16.50	62,363
Granted	23.80	33,136
Vested*	19.26	(29,268)
Forfeited	-	-
Balance – December 31, 2014	18.94	66,231
Granted	-	-
Vested *	16.50	(3,534)
Forfeited	-	-
Balance – March 31, 2015	$19.07	62,697

*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly 1,175 shares were surrendered during the three months ended March 31, 2015 and 5,821 shares were surrendered during the twelve months ended December 31, 2014.

The Company recognized approximately $290,000 and $154,000 of stock-based employee compensation expense during the three months ended March 31, 2015 and 2014, respectively, associated with its stock equity awards.  As of March 31, 2015, there was approximately $3.8 million of unrecognized compensation cost related to equity award grants.  The cost is expected to be recognized over the weighted average remaining vesting period of approximately four years.

Note 4- Securities Available for Sale

Amortized costs and fair values of securities available for sale are summarized as follows:

	March 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$524	$22	$-	$546
State, county and municipals	107,108	919	215	107,812
Mortgage-backed securities	57,667	813	259	58,221
Corporate debt securities	1,140	-	-	1,140
Equity securities	2,892	1,348	13	4,227
	$169,331	$3,102	$487	$171,946

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. government sponsored enterprises	$1,025	$14	$-	$1,039
State, county and municipals	102,472	778	474	102,776
Mortgage-backed securities	61,497	639	459	61,677
Corporate debt securities	220	-	-	220
Equity securities	1,571	1,192	-	2,763
	$166,785	$2,623	$933	$168,475

Note 4- Securities Available for Sale, continued

The following table represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014.

	March 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$31,800	$144	$8,164	$71	$39,964	$215
Mortgage-backed securities	1,515	1	16,196	258	17,711	259
Equity securities	195	13	-	-	195	13
	$33,510	$158	$24,360	$329	$57,870	$487

	December 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$48,531	$288	$10,338	$186	$58,869	$474
Mortgage-backed securities	5,944	20	19,351	439	25,295	459
	$54,475	$308	$29,689	$625	$84,164	$933

At March 31, 2015 we had $0.5 million of gross unrealized losses related to 112 securities.  As of March 31, 2015, the Company does not consider securities with unrealized losses to be other-than-temporarily impaired.  The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities to maturity.  There were no other-than-temporary impairments charged to earnings during the three-month periods ending March 31, 2015 or March 31, 2014.

The amortized cost and fair values of securities available for sale at March 31, 2015 by contractual maturity are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Fair values of securities are estimated based on financial models or prices paid for the same or similar securities.  It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	March 31, 2015
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$5,378	$5,412
Due in one year through five years	88,633	89,188
Due after five years through ten years	13,057	13,172
Due after ten years	1,704	1,726
	108,772	109,498
Mortgage-backed securities	57,667	58,221
Equity securities	2,892	4,227
Securities available for sale	$169,331	$171,946

There were no sales of securities during the first three months of 2015.  Proceeds from sales of securities available for sale during the first three months of 2014 were approximately $0.5 million and gross gains of approximately $0.3 million were realized on sales of securities during the first three months of 2014.  There were no losses recognized during the first three months of 2014.

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality

The loan composition as of March 31, 2015 and December 31, 2014 is summarized as follows.

	Total
	March 31, 2015		December 31, 2014
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$292,218	33.2%	$289,379	32.7%
Owner-occupied commercial real estate (“CRE”)	179,194	20.4	182,574	20.7
Agricultural (“AG”) production	14,228	1.6	14,617	1.6
AG real estate	41,141	4.7	42,754	4.8
CRE investment	81,068	9.2	81,873	9.3
Construction & land development	44,518	5.1	44,114	5.0
Residential construction	13,118	1.5	11,333	1.3
Residential first mortgage	155,186	17.6	158,683	18.0
Residential junior mortgage	53,452	6.1	52,104	5.9
Retail & other	5,683	0.6	5,910	0.7
Loans	879,806	100.0%	883,341	100.0%
Less allowance for loan losses	9,537		9,288
Loans, net	$870,269		$874,053
Allowance for loan losses to loans	1.08%		1.05%

	Originated
	March 31, 2015		December 31, 2014
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$273,243	38.8%	$268,654	38.3%
Owner-occupied CRE	137,430	19.5	140,203	20.0
AG production	4,128	0.6	5,580	0.8
AG real estate	19,897	2.8	20,060	2.8
CRE investment	54,808	7.8	53,339	7.6
Construction & land development	34,486	4.9	33,865	4.8
Residential construction	13,118	1.9	11,333	1.6
Residential first mortgage	116,388	16.5	119,866	17.1
Residential junior mortgage	45,286	6.4	43,411	6.2
Retail & other	5,285	0.8	5,395	0.8
Loans	704,069	100.0%	$701,706	100.0%
Less allowance for loan losses	9,537		9,288
Loans, net	$694,532		$692,418
Allowance for loan losses to loans	1.35%		1.32%

	Acquired
	March 31, 2015		December 31, 2014
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$18,975	10.8%	$20,725	11.4%
Owner-occupied CRE	41,764	23.8	42,371	23.3
AG production	10,100	5.7	9,037	5.0
AG real estate	21,244	12.1	22,694	12.5
CRE investment	26,260	14.9	28,534	15.7
Construction & land development	10,032	5.7	10,249	5.6
Residential construction	-	-	-	-
Residential first mortgage	38,798	22.2	38,817	21.4
Residential junior mortgage	8,166	4.6	8,693	4.8
Retail & other	398	0.2	515	0.3
Loans	$175,737	100.0%	$181,635	100.0%
Less allowance for loan losses	-		-
Loans, net	$175,737		$181,635
Allowance for loan losses to loans	0.00%		0.00%

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

Practically all of the Company’s loans, commitments, financial letters of credit and standby letters of credit have been granted to customers in the Company’s market area.  Although the Company has a diversified loan portfolio, the credit risk in the loan portfolio is largely influenced by general economic conditions and trends of the counties and markets in which the debtors operate, and the resulting impact on the operations of borrowers or on the value of underlying collateral, if any.

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

The allocation methodology used by the Company includes specific allocations for impaired loans evaluated individually for impairment based on collateral values and for the remaining loan portfolio collectively evaluated for impairment primarily based on historical loss rates and other qualitative factors.  Loan charge-offs and recoveries are based on actual amounts charged-off or recovered by loan category.  Management allocates the ALLL by pools of risk within each loan portfolio.  No ALLL has been recorded on acquired loans since acquisition or at March 31, 2015 since the remaining pool discounts exceed the required amount calculated based on the actual charge off experience in the acquired loan portfolio.

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the three months ended March 31, 2015:

	TOTAL – Three Months Ended March 31, 2015
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,191	$1,230	$53	$226	$511	$2,685	$140	$866	$337	$49	$9,288
Provision	207	171	(17)	6	23	23	24	(16)	22	7	450
Charge-offs	(14)	(154)	-	-	-	-	-	(32)	-	(12)	(212)
Recoveries	-	1	-	-	5	-	-	-	-	5	11
Net charge-offs	(14)	(153)	-	-	5	-	-	(32)	-	(7)	(201)
Ending balance	$3,384	$1,248	$36	$232	$539	$2,708	$164	$818	$359	$49	$9,537
As percent of ALLL	35.5%	13.1%	0.4%	2.4%	5.7%	28.4%	1.7%	8.6%	3.8%	0.4%	100%

ALLL:
Individually evaluated	$382	$-	$-	$-	$-	$320	$-	$-	$-	$-	$702
Collectively evaluated	3,002	1,248	36	232	539	2,388	164	818	359	49	8,835
Ending balance	$3,384	$1,248	$36	$232	$539	$2,708	$164	$818	$359	$49	$9,537

Loans:
Individually evaluated	$488	$994	$39	$402	$1,108	$4,028	$-	$801	$151	$-	$8,011
Collectively evaluated	291,730	178,200	14,189	40,739	79,960	40,490	13,118	154,385	53,301	5,683	871,795
Total loans	$292,218	$179,194	$14,228	$41,141	$81,068	$44,518	$13,118	$155,186	$53,452	$5,683	$879,806

Less ALLL	$3,384	$1,248	$36	$232	$539	$2,708	$164	$818	$359	$49	$9,537
Net loans	$288,834	$177,946	$14,192	$40,909	$80,529	$41,810	$12,954	$154,368	$53,093	$5,634	$870,269

	Originated – Three Months Ended March 31, 2015
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,191	$1,230	$53	$226	$511	$2,685	$140	$866	$337	$49	$9,288
Provision	207	171	(17)	6	23	23	24	(16)	22	7	450
Charge-offs	(14)	(154)	-	-	-	-	-	(32)	-	(12)	(212)
Recoveries	-	1	-	-	5	-	-	-	-	5	11
Net charge-offs	(14)	(153)	-	-	5	-	-	(32)	-	(7)	(201)
Ending balance	$3,384	$1,248	$36	$232	$539	$2,708	$164	$818	$359	$49	$9,537
As percent of ALLL	35.5%	13.1%	0.4%	2.4%	5.7%	28.4%	1.7%	8.6%	3.8%	0.4%	100%

ALLL:
Individually evaluated	$382	$-	$-	$-	$-	$320	$-	$-	$-	$-	$702
Collectively evaluated	3,002	1,248	36	232	539	2,388	164	818	359	49	8,835
Ending balance	$3,384	$1,248	$36	$232	$539	$2,708	$164	$818	$359	$49	$9,537

Loans:
Individually evaluated	$485	$-	$-	$-	$-	$3,715	$-	$-	$-	$-	$4,200
Collectively evaluated	272,758	137,430	4,128	19,897	54,808	30,771	13,118	116,388	45,286	5,285	699,869
Total loans	$273,243	$137,430	$4,128	$19,897	$54,808	$34,486	$13,118	$116,388	$45,286	$5,285	$704,069

Less ALLL	$3,384	$1,248	$36	$232	$539	$2,708	$164	$818	$359	$49	$9,537
Net loans	$269,859	$136,182	$4,092	$19,665	$54,269	$31,778	$12,954	$115,570	$44,927	$5,236	$694,532

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Acquired – Three Months Ended March 31, 2015
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Provision	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Charge-offs	-	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-	-	-
Loans:
Individually evaluated	$3	$994	$39	$402	$1,108	$313	$-	$801	$151	$-	$3,811
Collectively evaluated	18,972	40,770	10,061	20,842	25,152	9,719	-	37,997	8,015	398	171,926
Total loans	$18,975	$41,764	$10,100	$21,244	$26,260	$10,032	$-	$38,798	$8,166	$398	$175,737

The following table presents the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the three months ended March 31, 2014.

	TOTAL – Three Months Ended March 31, 2014
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,798	$766	$18	$59	$505	$4,970	$229	$544	$321	$22	$9,232
Provision	1,847	271	25	200	165	(2,408)	61	295	116	103	675
Charge-offs	(510)	-	-	-	-	(12)	-	(29)	(9)	(14)	(574)
Recoveries	1	2	-	-	4	-	-	1	-	3	11
Net charge-offs	(509)	2	-	-	4	(12)	-	(28)	(9)	(11)	(563)
Ending balance	$3,136	$1,039	$43	$259	$674	$2,550	$290	$811	$428	$114	$9,344
As percent of ALLL	33.6%	11.1%	0.5%	2.8%	7.2%	27.2%	3.1%	8.7%	4.6%	1.2%	100%

ALLL:
Individually evaluated	$214	$-	$-	$-	$-	$460	$-	$-	$-	$-	$674
Collectively evaluated	2,922	1,039	43	259	674	2,090	290	811	428	114	8,670
Ending balance	$3,136	$1,039	$43	$259	$674	$2,550	$290	$811	$428	$114	$9,344

Loans:
Individually evaluated	$299	$1,036	$32	$459	$3,729	$4,856	$-	$1,422	$167	$-	$12,000
Collectively evaluated	255,353	182,020	15,390	41,933	86,552	37,961	12,376	153,629	48,007	4,871	838,092
Total loans	$255,652	$183,056	$15,422	$42,392	$90,281	$42,817	$12,376	$155,051	$48,174	$4,871	$850,092

Less ALLL	$3,136	$1,039	$43	$259	$674	$2,550	$290	$811	$428	$114	$9,344
Net loans	$252,516	$182,017	$15,379	$42,133	$89,607	$40,267	$12,086	$154,240	$47,746	$4,757	$840,748

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Originated – Three Months Ended March 31, 2014
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$1,798	$766	$18	$59	$505	$4,970	$229	$544	$321	$22	$9,232
Provision	1,847	272	25	200	165	(2,420)	61	266	107	103	626
Charge-offs	(510)	-	-	-	-	-	-	-	-	(14)	(524)
Recoveries	1	1	-	-	4	-	-	1	-	3	10
Net charge-offs	(509)	1	-	-	4	-	-	1	-	(11)	(514)
Ending balance	$3,136	$1,039	$43	$259	$674	$2,550	$290	$811	$428	$114	$9,344
As percent of ALLL	33.6%	11.1%	0.5%	2.8%	7.2%	27.2%	3.1%	8.7%	4.6%	1.2%	100%

ALLL:
Individually evaluated	$214	$-	$-	$-	$-	$460	$-	$-	$-	$-	$674
Collectively evaluated	2,922	1,039	43	259	674	2,090	290	811	428	114	8,670
Ending balance	$3,136	$1,039	$43	$259	$674	$2,550	$290	$811	$428	$114	$9,344

Loans:
Individually evaluated	$298	$-	$-	$-	$-	$3,925	$-	$-	$-	$-	$4,223
Collectively evaluated	230,682	123,002	4,515	17,515	61,479	27,103	12,210	107,513	38,451	3,997	626,467
Total loans	$230,980	$123,002	$4,515	$17,515	$61,479	$31,028	$12,210	$107,513	$38,451	$3,997	$630,690

Less ALLL	$3,136	$1,039	$43	$259	$674	$2,550	$290	$811	$428	$114	$9,344
Net loans	$227,844	$121,963	$4,472	$17,256	$60,805	$28,478	$11,920	$106,702	$38,023	$3,883	$621,346

	Acquired – Three Months Ended March 31, 2014
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Provision	$-	(1)	-	-	-	12	-	29	9	-	49
Charge-offs	-	-	-	-	-	(12)	-	(29)	(9)	-	(50)
Recoveries	-	1	-	-	-	-	-	-	-	-	1
Loans:
Individually evaluated	$1	$1,036	$32	$459	$3,729	$931	$-	$1,422	$167	$-	$7,777
Collectively evaluated	24,671	59,018	10,875	24,418	25,073	10,858	166	46,116	9,556	874	211,625
Total loans	$24,672	$60,054	$10,907	$24,877	$28,802	$11,789	$166	$47,538	$9,723	$874	$219,402

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired as of March 31, 2015 and December 31, 2014.

		Total
(in thousands)	March 31, 2015	% to Total	December 31, 2014	% to Total
Commercial & industrial	$602	11.5%	$171	3.2%
Owner-occupied CRE	1,050	20.1	1,667	30.9
AG production	-	-	21	0.4
AG real estate	499	9.5	392	7.3
CRE investment	797	15.2	911	16.9
Construction & land development	750	14.3	934	17.3
Residential construction	-	-	-	-
Residential first mortgage	1,366	26.2	1,155	21.4
Residential junior mortgage	168	3.2	141	2.6
Retail & other	-	-	-	-
Nonaccrual loans - Total	$5,232	100.0%	$5,392	100.0%

		Originated
(in thousands)	March 31, 2015	% to Total	December 31, 2014	% to Total
Commercial & industrial	$568	54.9%	$130	11.5%
Owner-occupied CRE	15	1.4	673	59.7
AG production	-	-	-	-
AG real estate	-	-	-	-
CRE investment	-	-	-	-
Construction & land development	-	-	165	14.6
Residential construction	-	-	-	-
Residential first mortgage	422	40.8	160	14.2
Residential junior mortgage	30	2.9	-	-
Retail & other	-	-	-	-
Nonaccrual loans - Originated	$1,035	100.0%	$1,128	100.0%

		Acquired
(in thousands)	March 31, 2015	% to Total	December 31, 2014	% to Total
Commercial & industrial	$34	0.8%	$41	1.0%
Owner-occupied CRE	1,035	24.7	994	23.3
AG production	-	-	21	0.5
AG real estate	499	11.9	392	9.2
CRE investment	797	19.0	911	21.4
Construction & land development	750	17.9	769	18.0
Residential construction	-	-	-	-
Residential first mortgage	944	22.4	995	23.3
Residential junior mortgage	138	3.3	141	3.3
Retail & other	-	-	-	-
Nonaccrual loans – Acquired	$4,197	100.0%	$4,264	100.0%

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present total past due loans by portfolio segment as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$161	$602	$291,455	$292,218
Owner-occupied CRE	-	1,050	178,144	179,194
AG production	17	-	14,211	14,228
AG real estate	125	499	40,517	41,141
CRE investment	-	797	80,271	81,068
Construction & land development	-	750	43,768	44,518
Residential construction	-	-	13,118	13,118
Residential first mortgage	188	1,366	153,632	155,186
Residential junior mortgage	-	168	53,284	53,452
Retail & other	-	-	5,683	5,683
Total loans	$491	$5,232	$874,083	$879,806
As a percent of total loans	0.1%	0.6%	99.3%	100.0%

	December 31, 2014
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$167	$171	$289,041	$289,379
Owner-occupied CRE	54	1,667	180,853	182,574
AG production	-	21	14,596	14,617
AG real estate	118	392	42,244	42,754
CRE investment	426	911	80,536	81,873
Construction & land development	-	934	43,180	44,114
Residential construction	-	-	11,333	11,333
Residential first mortgage	399	1,155	157,129	158,683
Residential junior mortgage	-	141	51,963	52,104
Retail & other	-	-	5,910	5,910
Total loans	$1,164	$5,392	$876,785	$883,341
As a percent of total loans	0.1%	0.6%	99.3%	100.0%

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

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present total loans by loan grade as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$272,828	$14,547	$1,895	$2,948	$-	$-	$292,218
Owner-occupied CRE	168,285	7,560	1,295	2,054	-	-	179,194
AG production	13,546	356	-	326	-	-	14,228
AG real estate	30,807	9,454	58	822	-	-	41,141
CRE investment	77,863	1,895	-	1,310	-	-	81,068
Construction & land development	36,387	7,270	111	750	-	-	44,518
Residential construction	11,523	1,595	-	-	-	-	13,118
Residential first mortgage	152,180	646	401	1,959	-	-	155,186
Residential junior mortgage	53,165	98	-	189	-	-	53,452
Retail & other	5,683	-	-	-	-	-	5,683
Total loans	$822,267	$43,421	$3,760	$10,358	$-	$-	$879,806
Percent of total	93.5%	4.9%	0.4%	1.2%	-	-	100%

	December 31, 2014
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$268,140	$15,940	$2,588	$2,711	$-	$-	$289,379
Owner-occupied CRE	170,544	6,197	2,919	2,914	-	-	182,574
AG production	14,018	244	-	355	-	-	14,617
AG real estate	32,315	9,548	59	832	-	-	42,754
CRE investment	78,229	2,203	-	1,441	-	-	81,873
Construction & land development	35,649	7,417	114	934	-	-	44,114
Residential construction	10,101	1,232	-	-	-	-	11,333
Residential first mortgage	155,916	686	592	1,489	-	-	158,683
Residential junior mortgage	51,843	99	-	162	-	-	52,104
Retail & other	5,904	6	-	-	-	-	5,910
Total loans	$822,659	$43,572	$6,272	$10,838	$-	$-	$883,341
Percent of total	93.2%	4.9%	0.7%	1.2%	-	-	100%

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

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present impaired loans as of March 31, 2015 and December 31, 2014.  As a further breakdown, impaired loans are also summarized by originated and acquired for the periods presented.  PCI loans acquired in the 2013 acquisitions were initially recorded at a fair value of $16.7 million on their respective acquisition dates, net of an initial $12.2 million non-accretable mark and a zero accretable mark.  At March 31, 2015, $3.5 million of the $16.7 million remain in impaired loans and $0.3 million of acquired loans have subsequently become impaired, bringing acquired impaired loans to $3.8 million.  Included in the March 31, 2015 and December 31, 2014 impaired loans is one troubled debt restructuring totaling $3.7 million and $3.8 million, respectively, described below under “Troubled Debt Restructurings.”

	Total Impaired Loans – March 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial*	$488	$488	$382	$486	$7
Owner-occupied CRE	994	2,092	-	1,023	32
AG production	39	60	-	39	1
AG real estate	402	512	-	408	12
CRE investment	1,108	3,012	-	1,140	36
Construction & land development*	4,028	4,570	320	4,063	14
Residential construction	-	-	-	-	-
Residential first mortgage	801	2,313	-	808	26
Residential junior mortgage	151	513	-	152	5
Retail & Other	-	19	-	-	-
Total	$8,011	$13,579	$702	$8,119	$133

Originated – March 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial*	$485	$485	$382	$482	$6
Owner-occupied CRE	-	-	-	-	-
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development*	3,715	3,715	320	3,746	10
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$4,200	$4,200	$702	$4,228	$16

	Acquired – March 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$3	$3	$-	$4	$1
Owner-occupied CRE	994	2,092	-	1,023	32
AG production	39	60	-	39	1
AG real estate	402	512	-	408	12
CRE investment	1,108	3,012	-	1,140	36
Construction & land development	313	855	-	317	4
Residential construction	-	-	-	-	-
Residential first mortgage	801	2,313	-	808	26
Residential junior mortgage	151	513	-	152	5
Retail & Other	-	19	-	-	-
Total	$3,811	$9,379	$-	$3,891	$117

*Two commercial and industrial loans with a combined balance of $485,000 had a specific reserve of $382,000.  One construction and land development loan with a balance of $3.7 million had a specific reserve of $320,000. No other loans had a related allowance at March 31, 2015 and, therefore, the above disclosure was not expanded to include loans with and without a related allowance.

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Total Impaired Loans – December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial**	$35	$35	$30	$36	$2
Owner-occupied CRE	1,724	2,838	-	2,029	226
AG production	60	126	-	45	10
AG real estate	392	460	-	398	22
CRE investment	1,219	3,807	-	1,344	217
Construction & land development**	4,098	4,641	358	4,236	90
Residential construction	-	-	-	-	-
Residential first mortgage	985	2,723	-	1,107	155
Residential junior mortgage	153	502	-	156	20
Retail & Other	-	22	-	-	2
Total	$8,666	$15,154	$388	$9,351	$744

	Originated – December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial**	$30	$30	$30	$30	$-
Owner-occupied CRE	673	673	-	859	47
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development**	3,777	3,777	358	3,854	39
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$4,480	$4,480	$388	$4,743	$86

	Acquired – December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$5	$5	$-	$6	$2
Owner-occupied CRE	1,051	2,165	-	1,170	179
AG production	60	126	-	45	10
AG real estate	392	460	-	398	22
CRE investment	1,219	3,807	-	1,344	217
Construction & land development	321	864	-	382	51
Residential construction	-	-	-	-	-
Residential first mortgage	985	2,723	-	1,107	155
Residential junior mortgage	153	502	-	156	20
Retail & other	-	22	-	-	2
Total	$4,186	$10,674	$-	$4,608	$658

** One commercial & industrial loan with a balance of $30,000 had a specific reserve of $30,000.  One construction & land development loan with a balance of $3.8 million had a specific reserve of $358,000.  No other loans had a related allowance at December 31, 2014, and therefore, the above disclosure was not expanded to include loans with and without a related allowance.

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

Troubled Debt Restructurings

At March 31, 2015, there were six loans classified as troubled debt restructurings totaling $4.1 million.   One loan had a premodification balance of $3.9 million and at March 31, 2015, had a balance of $3.7 million, was in compliance with its modified terms, was not past due, and was included in impaired loans with a specific reserve allocation of approximately $320,000. This loan is performing but is disclosed as impaired as a result of its classification as a troubled debt restructuring. The remaining five loans had a combined premodification balance of $676,000 and a combined outstanding balance of $423,000 at March 31, 2015. There were no other loans which were modified and classified as troubled debt restructurings at March 31, 2015.  There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted as of March 31, 2015.

Note 6 - Notes Payable

The Company had the following long-term notes payable:

(in thousands)	March 31, 2015	December 31, 2014
Joint venture note	$9,609	$9,675
Federal Home Loan Bank (“FHLB”) advances	11,500	11,500
Notes payable	$21,109	$21,175

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

The Company’s FHLB advances are all fixed rate, require interest-only monthly payments, and have maturities through February 2018.  The weighted average rates of FHLB advances were 0.71% at March 31, 2015 and December 31, 2014. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which totaled approximately $167.5 million and $164.2 million at March 31, 2015 and December 31, 2014, respectively.

The following table shows the maturity schedule of the notes payable as of March 31, 2015:

Maturing in	(in thousands)
2015	$5,697
2016	14,412
2017	-
2018	1,000
$21,109

Note 7 - Junior Subordinated Debentures

The Company’s carrying value of junior subordinated debentures was $12.4 million at March 31, 2015 and $12.3 million at December 31, 2014. In July 2004 Nicolet Bankshares Statutory Trust I (the “Statutory Trust”), issued $6.0 million of guaranteed preferred beneficial interests (“trust preferred securities”) that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of the Statutory Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Statutory Trust to purchase $6.2 million of junior subordinated debentures of the Company, which pay an 8% fixed rate. Interest on these debentures is current. The debentures may be redeemed in part or in full, on or after July 15, 2009 at par plus any accrued but unpaid interest. The maturity date of the debenture, if not redeemed, is July 15, 2034.

As part of the 2013 acquisition of Mid-Wisconsin Financial Services, Inc., the Company assumed $10.3 million of junior subordinated debentures related to $10.0 million of issued trust preferred securities.  The trust preferred securities and the debentures mature on December 15, 2035 and have a floating rate of the three-month LIBOR plus 1.43% adjusted quarterly.  Interest on these debentures is current.  The debentures may be called at par in part or in full, on or after December 15, 2010 or within 120 days of certain events.  At acquisition in April 2013 the debentures were recorded at a fair value of $5.8 million, with the discount being accreted to interest expense over the remaining life of the debentures.  At March 31, 2015, the carrying value of these junior debentures was $6.2 million, and the $5.9 million carrying value of related trust preferred securities qualifies as Tier 1 capital.

Note 8 – Subordinated Notes

On February 17, 2015, the Company placed $8 million in subordinated notes in a private placement with certain accredited investors.  The Notes have a maturity date of February 17, 2025 and bear interest at a fixed rate of 5.0% per year, payable quarterly.  The Notes are callable after February 17, 2020.  The Company elected to adopt ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  The $120,000 debt issuance costs are being amortized on a straight line basis over the first five years, representing the no-call period, as additional interest expense.  As of March 31, 2015 $116,000 of unamortized debt issuance costs remain and are reflected as a deduction to the outstanding debt.

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

Note 9 - Fair Value Measurements, continued

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.  One security classified as Level 3 was purchased for $0.9 million during the first quarter of 2015.  There were no other changes in Level 3 values to report during the first three months of 2015.

		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
U.S. government sponsored enterprises	$546	$-	$546	$-
State, county and municipals	107,812	-	107,236	576
Mortgage-backed securities	58,221	-	58,221	-
Corporate debt securities	1,140	-	-	1,140
Equity securities	4,227	4,227	-	-
Securities AFS, March 31, 2015	$171,946	$4,227	$166,003	$1,716

(in thousands)
U.S. government sponsored enterprises	$1,039	$-	$1,039	$-
State, county and municipals	102,776	-	102,200	576
Mortgage-backed securities	61,677	-	61,677	-
Corporate debt securities	220	-	-	220
Equity securities	2,763	2,763	-	-
Securities AFS, December 31, 2014	$168,475	$2,763	$164,916	$796

The following is a description of the valuation methodologies used by the Company for the Securities AFS noted in the tables of this footnote. Where quoted market prices on securities exchanges are available, the investment is classified as Level 1. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include mortgage-related securities and obligations of state, county and municipals. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include auction rate securities available for sale (for which there has been no liquid market since 2008) and corporate debt securities, which include trust preferred security investments. At March 31, 2015 and December 31, 2014, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on receipt of par from refinances for the auction rate securities and the internal analysis on the corporate debt securities.

The following table presents the Company’s impaired loans and other real estate owned (“OREO”) measured at fair value on a nonrecurring basis for the periods presented.

Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2015:
Impaired loans	$7,309	$-	$-	$7,309
OREO	1,566	-	-	1,566
December 31, 2014:
Impaired loans	$8,278	$-	$-	$8,278
OREO	1,966	-	-	1,966

Note 9 - Fair Value Measurements, continued

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

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2015 and December 31, 2014 are shown below.

March 31, 2015
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$59,844	$59,844	$59,844	$-	$-
Certificates of deposit in other banks	7,401	7,427	-	7,427	-
Securities AFS	171,946	171,946	4,227	166,003	1,716
Other investments	8,080	8,080	-	5,939	2,141
Loans held for sale	8,436	8,436	-	8,436	-
Loans, net	870,269	876,914	-	-	876,914
Bank owned life insurance	27,721	27,721	27,721	-	-

Financial liabilities:
Deposits	$1,040,778	$1,043,425	$-	$-	$1,043,425
Notes payable	21,109	24,049	-	24,049	-
Junior subordinated debentures	12,377	11,759	-	-	11,759
Subordinated notes	7,884	7,693	-	-	7,693

December 31, 2014
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$68,708	$68,708	$68,708	$-	$-
Certificates of deposit in other banks	10,385	10,421	-	10,421	-
Securities AFS	168,475	168,475	2,763	164,916	796
Other investments	8,065	8,065	-	5,924	2,141
Loans held for sale	7,272	7,272	-	7,272	-
Loans, net	874,053	881,793	-	-	881,793
Bank owned life insurance	27,479	27,479	27,479	-	-

Financial liabilities:
Deposits	$1,059,903	$1,062,262	$-	$-	$1,062,262
Notes payable	21,175	24,212	-	24,212	-
Junior subordinated debentures	12,328	11,711	-	-	11,711

Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, other investments, bank owned life insurance, and nonmaturing deposits. For those financial instruments not previously disclosed the following is a description of the evaluation methodologies used.

Certificates of deposits in other banks: Fair values are estimated using discounted cash flow analysis based on current interest rates being offered by instruments with similar terms and represents a Level 2 measurement.

Note 9 - Fair Value Measurements, continued

Other investments: The carrying amount of Federal Reserve Bank, Bankers Bank, Farmer Mac, and FHLB stock is a reasonably accepted fair value estimate given their restricted nature. Fair value is the redeemable (carrying) value based on the redemption provisions of the instruments which is considered a Level 2 measurement. The carrying amount of the remaining  other  investments  (particularly common  stocks of  companies or  other banks that  are not  publicly traded) approximates their fair value, determined primarily by analysis of company financial statements and recent capital issuances of the respective companies or banks, if any, and represents a Level 3 measurement.

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

Junior subordinated debentures and subordinated notes: The fair values of these debt instruments utilize a discounted cash flow analysis based on an estimate of current interest rates being offered by instruments with similar terms and credit quality. Since the market for these instruments is limited, the internal evaluation represents a Level 3 measurement.

Off-balance-sheet instruments: The estimated fair value of letters of credit at March 31, 2015 and December 31, 2014 was insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at March 31, 2015 and December 31, 2014.

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

Note 10 – Subsequent Event

On April 28, 2015, the Company entered into a Subordinated Note Purchase Agreement with certain accredited institutional investors in a private placement under which the Company issued $2 million in principal amount of subordinated notes.  The subordinated notes have a maturity date of February 17, 2025.  The subordinated notes bear interest, payable on March 31, June 30, September 30 and December 31 of each year commencing March 31, 2015, at a fixed interest rate of 5.00% per year.  In total, $10 million in principal has been issued during 2015, net of $150,000 of debt issuance costs.

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

At March 31, 2015, Nicolet Bankshares, Inc. and its subsidiaries (“Nicolet” or the “Company”) had total assets of $1.2 billion, loans of $880 million, deposits of $1.0 billion and total shareholders’ equity of $114 million.  Nicolet’s profitability is significantly dependent upon net interest income (interest income earned on loans and other interest-earning assets such as investments, net of interest expense on deposits and other borrowed funds), and noninterest income sources (including but not limited to service charges on deposits, trust and brokerage fees, mortgage income from sales of residential mortgages into the secondary market, and other fees or revenue from financial services provided to customers or ancillary to loans and deposits), offset by the level of the provision for loan losses, noninterest expenses (largely employee compensation and overhead expenses tied to processing and operating the Bank’s business), and income taxes. Business volumes and pricing drive revenue potential and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth and competitive conditions within the marketplace. For the quarter ended March 31, 2015, Nicolet earned net income of $3.1 million, and after $61,000 of preferred stock dividends, net income available to common shareholders was $3.0 million or $0.70 per diluted common share.

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

Critical Accounting Policies

The consolidated financial statements of Nicolet are prepared in conformity with U.S. GAAP and follow general practices within the industry in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the consolidated financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the valuation of loans acquired in business combinations, as well as the determination of the allowance for loan losses and income taxes and, therefore, are critical accounting policies.

Valuation of Loans Acquired in Business Combinations

Acquisitions accounted for under FASB ASC Topic 805, Business Combinations, require the use of the acquisition method of accounting.  Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date.  In particular, the valuation of acquired loans involves significant estimates, assumptions and judgment based on information available as of the acquisition date.  Substantially all loans acquired in the transaction are evaluated either individually or in pools of loans with similar characteristics; and since the estimated fair value of acquired loans includes a credit consideration, no carryover of any previously recorded allowance for loan losses is recorded at acquisition. A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.

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

Allowance for Loan Losses (“ALLL”)

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

The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at March 31, 2015. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the ALLL. These agencies may require Nicolet to make additions to the ALLL based on their judgments of collectability based on information available to them at the time of their examination.

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

Management’s Discussion and Analysis

The following discussion is Nicolet management’s analysis of the consolidated financial condition as of March 31, 2015 and December 31, 2014 and results of operations for the three-month periods ended March 31, 2015 and 2014.  It should be read in conjunction with Nicolet’s audited consolidated financial statements as of December 31, 2014 and 2013, and for the two years ended December 31, 2014, included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2014.

Performance Summary

Nicolet reported net income of $3.1 million for the three months ended March 31, 2015, compared to $2.2 million for the first three months of 2014. After $61,000 of preferred stock dividends, net income available to common shareholders was $3.0 million, or $0.70 per diluted common share for the first quarter of 2015. Comparatively, after $61,000 of preferred stock dividends, net income available to common shareholders was $2.2 million, or $0.50 per diluted common share for the first quarter of 2014.

●
Net interest income was $11.0 million for the first three months of 2015, an increase of $1.0 million or 10% over the first three months of 2014.  The improvement was primarily the result of favorable volume variances. On a tax-equivalent basis, the net interest margin for the first three months of 2015 was 4.10%, up 42 basis points (“bps”) from 3.68% for the comparable 2014 period.  Between the comparable three-month periods, the earning asset yield increased 42 bps to 4.74%, while the cost of interest bearing liabilities increased by 4 bps to 0.80%, resulting in a 38 bps increase in the interest rate spread between the comparable three-month periods.

●
Loans were $880 million at March 31, 2015, down $3 million or less than 1% from $883 million at December 31, 2014, but up $30 million or 4% over $850 million at March 31, 2014.  Between the comparative three-month periods, average loans grew 5%, to $889 million for 2015 yielding 5.41%, compared to $847 million for 2014 yielding 5.22%.  While the loan yields for both periods include favorable purchase accounting accretion on acquired loans, the first quarter of 2015 included the resolution of two significant acquired loans with combined discounts of $0.9 million.

●
Total deposits were $1.04 billion at March 31, 2015, down $19 million or 2% from $1.06 billion at December 31, 2014 (following a customary pattern of deposit decline historically following year ends through the first three months of the year).  Between the comparative three-month periods, average total deposits were unchanged at $1.04 billion for the first three months of 2015 and 2014, with interest-bearing deposits costing 0.63%, compared to 0.59% for the same period in 2014.

29

●
Asset quality measures were strong at March 31, 2015.  Nonperforming assets were $6.8 million at March 31, 2015, down 8% from year end 2014 and down 34% from a year ago. Nonperforming assets represented 0.56%, 0.61% and 0.85% of total assets at March 31, 2015, December 31, 2014, and March 31, 2014, respectively. The allowance for loan losses was $9.5 million or 1.08% of loans at March 31, 2015, compared to $9.3 million or 1.05%, respectively at year end 2014, and $9.3 million or 1.10%, respectively at March 31, 2014.  The provision for loan losses was $0.4 million with net charge offs of $0.2 million for the first three months of 2015, versus provision of $0.7 million with $0.6 million of net charge offs for the comparable 2014 period.

●
Noninterest income was $4.1 million for the first three months of 2015 (including $0.2 million net gain on sales or writedowns of assets) compared to $3.8 million for the first three months of 2014 (which included $0.7 million net gain on sales or writedowns of assets).  Removing these net gains, noninterest income was up $0.8 million or 28% between the three-month periods.  The most notable increase over prior year was mortgage income which was up $0.7 million or 307% between the three-month periods, resulting from a significantly more robust mortgage market and strong production in the first quarter of 2015 compared to the first quarter of 2014.

●
Noninterest expense was $9.8 million for the first three months of 2015, up $0.2 million or 2% over the first three months of 2014.  Between the three-month periods, salaries and benefits were up $0.4 million or 7% largely a result of merit increases and higher stock compensation expense.  Processing costs were up $0.1 million or 10% mostly commensurate with growth in the number of accounts.  All other noninterest expense categories in the first quarter of 2015 were down compared to the first quarter of 2014, with occupancy, equipment and office expense showing the most notable decrease as a result of a less harsh 2015 winter than the prior year, and final integration costs for phones and systems expensed in the first quarter 2014.

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

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $11.0 million in the first three months of 2014, 10% higher than $10.0 million in the first three months of 2014. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $0.3 million and $0.2 million for the first three months of 2015 and 2014, respectively, resulting in taxable equivalent net interest income of $11.3 million and $10.1 million, respectively.

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

Table 1:  Quarterly Net Interest Income Analysis

	For the Three Months Ended March 31,
	2015			2014
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$888,892	$12,009	5.41%	$846,703	$11,039	5.22%
Investment securities
Taxable	78,529	394	2.01%	88,042	418	1.90%
Tax-exempt (2)	86,682	529	2.44%	36,965	298	3.22%
Other interest-earning assets	44,831	100	0.89%	128,707	135	0.42%
Total interest-earning assets	1,098,934	$13,032	4.74%	1,100,417	$11,890	4.32%
Cash and due from banks	30,401			43,054
Other assets	70,729			65,271
Total assets	$1,200,064			$1,208,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$121,954	$73	0.24%	$100,647	$61	0.25%
Interest-bearing demand	203,203	405	0.81%	203,213	368	0.73%
MMA	275,810	161	0.24%	285,048	211	0.30%
Core CDs and IRAs	209,180	567	1.10%	233,954	509	0.88%
Brokered deposits	30,584	103	1.37%	51,315	132	1.04%
Total interest-bearing deposits	840,731	1,309	0.63%	874,177	1,281	0.59%
Other interest-bearing liabilities	38,883	432	4.45%	56,661	472	3.34%
Total interest-bearing liabilities	879,614	1,741	0.80%	930,838	1,753	0.76%
Noninterest-bearing demand	198,985			164,438
Other liabilities	8,912			7,099
Total equity	112,553			106,367
Total liabilities and stockholders’ equity	$1,200,064			$1,208,742
Net interest income and rate spread		$11,291	3.94%		$10,137	3.56%
Net interest margin			4.10%			3.68%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Table 2:  Quarterly Volume/Rate Variance

Comparison of the three months ended March 31, 2015 versus the three months ended March 31, 2014 follows:
	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net
Earning assets

Loans	$558	$412	$970
Investment securities
Taxable	(36)	12	(24)
Tax-exempt	318	(87)	231
Other interest-earning assets	(9)	(26)	(35)

Total interest-earning assets	$831	$311	$1,142

Interest-bearing liabilities
Savings deposits	$13	$(1)	$12
Interest-bearing demand	-	37	37
MMA	(6)	(44)	(50)
Core CDs and IRAs	(58)	116	58
Brokered deposits	(63)	34	(29)

Total interest-bearing deposits	(114)	142	28
Other interest-bearing liabilities	16	(56)	(40)

Total interest-bearing liabilities	(98)	86	(12)
Net interest income	$929	$225	$1,154

Table 3: Interest Rate Spread, Margin and Average Balance Mix — Taxable-Equivalent Basis

	Three Months Ended March 31,
	2015			2014
(in thousands)	Average Balance	% of Earning Assets	Yield/Rate	Average Balance	% of Earning Assets	Yield/Rate
Total loans	$888,892	80.9%	5.41%	$846,703	76.9%	5.22%
Securities and other earning assets	210,042	19.1%	1.95%	253,714	23.1%	1.34%
Total interest-earning assets	$1,098,934	100%	4.74%	$1,100,417	100%	4.32%

Interest-bearing liabilities	$879,614	80.0%	0.80%	$930,838	84.6%	0.76%

Noninterest-bearing funds, net	219,320	20.0%		169,579	15.4%
Total funds sources	$1,098,934	100%	0.64%	$1,100,417	100%	0.64%
Interest rate spread			3.94%			3.56%
Contribution from net free funds			0.16%			0.12%
Net interest margin			4.10%			3.68%

Taxable-equivalent net interest income was $11.3 million for the first three months of 2015, an increase of $1.2 million or 11% over the same period in 2014.  Taxable equivalent interest income increased $1.1 million  (or 10%) between the three-month periods driven by loans, including $0.6 million more interest income from higher loan volumes and by $0.4 million from higher loan yields, and aided by greater deployment of low-earning cash into investments.  Interest expense remained consistent between the periods.

The taxable-equivalent net interest margin was 4.10% for the first three months of 2015, up 42 bps versus the first three months of 2014.  With a favorable increase in earning asset yield to 4.74% (up 42 bps) and a 4 bps rise in the cost of funds (to 0.80%), the interest rate spread rose 38 bps between the first quarter periods.  In general, there has been and will be underlying downward margin pressure as assets mature in this prolonged low-rate environment, with current reinvestment rates substantially lower than previous rates and less opportunity to offset such with similar changes in the already low cost of funds.  Additionally, while both 2015 and 2014 periods are experiencing favorable income from purchase-accounting accretion on acquired loans, particularly where such loans pay or resolve at better than their carrying values, such favorable interest flow can be sporadic and will likely diminish over time.

The earning asset yield was influenced mainly by loans, representing 81% of average earning assets and yielding 5.41% for the first three months of 2015, compared to 77% and 5.22%, respectively, for the first three months of 2014.  The 19 bps increase in loan yield between the three-month periods was largely due to two acquired loans which were favorably and fully resolved at approximately $0.9 million above their carrying values during the first quarter of 2015, offset by continued margin pressure on new loan volume.  Non-loan earning assets represented 19% of average earning assets and yielded 1.95%, versus 23% and 1.34%, respectively for the comparable three-month period in 2014.  A significantly lower proportion of low-earning cash was the main reason for the 61 bps increase in the non-loan yield between the three-month periods (i.e. interest-bearing cash representing 3% of average earning assets for the first quarter of 2015 versus 11% a year ago).

Nicolet’s cost of funds increased 4 bps to 0.80% for the first three months of 2015 compared to a year ago. The average cost of interest-bearing deposits (which represent over 90% of average interest-bearing liabilities for both periods), was 0.63% for the first three months of 2015, up 4 bps over the first three months of 2014.  The cost of interest-bearing demand deposits increased 8 bps as a result of mix changes with average balances remaining steady.  Costs associated with money market accounts decreased 6 bps in conjunction with a drop in deposit rates compared to last year.  The costs related to time deposits (both CDs and brokered deposits) increased as lower costing time deposits matured leaving a base of higher costing funds but at lower average balances.  Average other interest-bearing liabilities (comprised of short- and long-term borrowings) decreased $17.8 million and cost 111 bps more between the three-month periods as lower cost advances matured and were not renewed and subordinated debt was added to the funding mix in the first quarter of 2015.

Average interest-earning assets were $1.1 billion for the first three months of 2015 and 2014.  The consistent balance for average interest-earning assets was led by an increase in total loans of $42 million (to $889 million, up 5%) offset by a decrease in average non-loan earning assets of $44 million (comprised of an $84 million decline in interest-bearing cash and a $40 million increase in investments) to $210 million.

Average interest-bearing liabilities were $880 million, down $51 million or 6% versus the first three months of 2014, comprised of a $33 million decrease in interest-bearing deposits (to $840 million, representing 96% of average interest-bearing liabilities), and an $18 million decrease in average other interest-bearing liabilities (to $39 million) led by lower repurchase agreements and FHLB advances offset partly by new subordinated debt.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2015 and 2014 was $0.4 million and $0.7 million, respectively, exceeding net charge offs of $0.2 million and $0.6 million, respectively.  Asset quality trends remained strong with continued resolutions of problem loans.  The ALLL was $9.5 million (1.08% of loans) at March 31, 2015, compared to $9.3 million (1.05% of loans) at December 31, 2014 and $9.3 million (1.10% of loans) at March 31, 2014.

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

Noninterest Income

Table 4:  Noninterest Income

	For the three months ended March 31,
	2015	2014	$ Change	% Change
(in thousands)
Service charges on deposit accounts	$509	$494	$15	3.0%
Trust services fee income	1,204	1,105	99	9.0
Mortgage income	874	215	659	306.5
Brokerage fee income	170	160	10	6.3
Bank owned life insurance (“BOLI”)	242	214	28	13.1
Rent income	284	300	(16)	(5.3)
Investment advisory fees	118	110	8	7.3
Gain on sale or writedown of assets, net	211	750	(539)	(71.9)
Other income	458	412	46	11.2
Total noninterest income	$4,070	$3,760	$310	8.2%
Noninterest income without net gains	$3,859	$3,010	$849	28.2%

Noninterest income was $4.1 million for the first three months of 2015 (including $0.2 million of net gain on sales of assets), compared to $3.8 million for the first three months of 2014 (including $0.7 million of net gain on sale of assets). Removing these net gains, noninterest income was up $0.8 million or 28.2% between the three-month periods.

Net gain on sale or writedown of assets was $0.2 million and $0.7 million for the three months of 2015 and 2014, respectively. The 2015 activity consisted of $0.2 million net gains on sales of OREO while the 2014 activity consisted of a $0.3 million gain on the sale of an equity security holding and $0.4 million net gains on sales of OREO.

Service charges on deposit accounts were $0.5 million for the first three months of 2015, consistent with the comparable period of 2014 and the number of accounts.

Trust service fees increased to $1.2 million for the first three months of 2015, up $0.1 million (or 9%) over the comparable 2014 period. Similarly, brokerage fees were $0.2 million, up 6% over the first three months of 2014.  Both benefited from continued market improvement over last year on assets under management, on which fees are based and net new business.

Mortgage income represents net gains received from the sale of residential real estate loans service-released into the secondary market and to a small degree, some related income.  The first quarter of 2015 saw a significantly more robust mortgage market and strong production compared to the first quarter of 2014.  As a result, mortgage income was $0.9 million for first quarter 2015 compared to $0.2 million for first quarter 2014 (up $0.7 million or 307% between the three-month periods).

The remaining income categories included modest increases.   BOLI income was $0.2 million for the first three months of 2015, up 13% from the comparable period in 2014 in line with the 16% increase in the average BOLI balance.  Rent income, investment advisory fees and other noninterest income combined were $0.9 million for the first three months of 2015 compared to $0.8 million for the comparable 2014 period, with the increase mostly attributable to ancillary fees tied to deposit-related products, such as debit card and wire fee income.

Noninterest Expense

Table 5:  Noninterest Expense

	For the three months ended March 31,
	2015	2014	$ Change	% Change
(in thousands)
Salaries and employee benefits	$5,691	$5,295	$396	7.5%
Occupancy, equipment and office	1,785	1,898	(113)	(6.0)
Business development and marketing	485	535	(50)	(9.3)
Data processing	831	754	77	10.2
FDIC assessments	164	184	(20)	(10.9)
Core deposit intangible amortization	275	335	(60)	(17.9)
Other expense	571	587	(16)	(2.7)
Total noninterest expense	$9,802	$9,588	$214	2.2%

Total noninterest expense was $9.8 million for the first three months of 2015, up $0.2 million, or 2.2% over the first three months of 2014 in line with a continual focus on expense management.   Salaries and employee benefits and data processing were up while all other expense categories were down compared to the same period in 2014.

Salaries and employee benefits expense was $5.7 million for the first three months of 2015, up $0.4 million or 8% compared to the first three months of 2014, primarily the result of merit increases and higher stock based compensation.  Average full time equivalent employees for the first three months of 2015 were 286, down 2% from 291 for the comparable 2014 period.

Occupancy, equipment and office expense decreased $0.1 million to $1.8 million for the first three months of 2015 compared to 2014.   This 6.0% decrease was primarily the result of a less harsh 2015 winter than 2014 resulting in lower expenses for utilities and snowplowing.  The first three months of 2014 also included final integration costs on systems and phones not recurring in 2015.

Business development and marketing expense decreased $0.1 million, or 9.3%, between the comparable three-month periods, largely due to lower spending on promotional materials and media advertising.

Data processing expenses, which are primarily volume-based, rose $0.1 million or 10% between the three-month periods, in line with the increase in number of accounts and increased services.  Core deposit intangible amortization declined as the intangible has aged under an accelerated amortization schedule.

Income Taxes

For the three-month periods ending March 31, 2015 and 2014, income tax expense was $1.7 million and $1.2 million, respectively.  GAAP requires that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized.  No valuation allowance was determined to be necessary as of March 31, 2015 or December 31, 2014.

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

Nicolet’s primary lending function is to make commercial loans, consisting of commercial and industrial business loans, agricultural production, and owner-occupied commercial real estate loans; CRE loans, consisting of commercial investment real estate loans, agricultural real estate, and construction and land development loans; residential real estate loans, including residential first mortgages, residential junior mortgages (such as home equity loans and lines), and to a lesser degree residential construction loans; and retail and other loans.  Using the four broad groups the mix of loans at March 31, 2015 was 55% commercial, 19% CRE loans, 25% residential real estate, and 1% retail and other loans.

Total loans were $880 million at March 31, 2015 compared to $883 million at December 31, 2014 (essentially unchanged).  Compared to March 31, 2014, loans grew $30 million or 4%.  On average, loans were $889 million and $847 million for the first three months of 2015 and 2014, respectively, up 5%.

Table 6: Period End Loan Composition

	March 31, 2015		December 31, 2014		March 31, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$292,218	33.2%	$289,379	32.7%	$255,652	30.1%
Owner-occupied CRE	179,194	20.4	182,574	20.7	183,056	21.5
AG production	14,228	1.6	14,617	1.6	15,422	1.8
AG real estate	41,141	4.7	42,754	4.8	42,392	5.0
CRE investment	81,068	9.2	81,873	9.3	90,281	10.6
Construction & land development	44,518	5.1	44,114	5.0	42,817	5.0
Residential construction	13,118	1.5	11,333	1.3	12,376	1.5
Residential first mortgage	155,186	17.6	158,683	18.0	155,051	18.2
Residential junior mortgage	53,452	6.1	52,104	5.9	48,174	5.7
Retail & other	5,683	0.6	5,910	0.7	4,871	0.6
Total loans	$879,806	100%	$883,341	100%	$850,092	100%

Broadly, commercial-based loans (i.e. commercial, AG, CRE and construction loans combined) versus retail-based loans (i.e. residential real estate and other retail loans) were unchanged at 74% commercial-based and 26% retail-based at March 31, 2015 and December 31, 2014. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively as well as the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.

Commercial and industrial loans consist primarily of commercial loans to small businesses and, to a lesser degree, to municipalities within a diverse range of industries. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans increased $3 million since year end 2014. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and increased to 33.2% of the total portfolio at March 31, 2015, up from 32.7% at December 31, 2014.

Owner-occupied CRE loans declined to 20.4% of loans at March 31, 2015 from 20.7% at December 31, 2014 and primarily consist of loans within a diverse range of industries secured by business real estate that is occupied by borrowers (i.e. who operate their businesses out of the underlying collateral) and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral.

Agricultural production and agricultural real estate loans combined consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland. In total, agricultural loans decreased $2 million since year end 2014, representing 6.3% of total loans at March 31, 2015, versus 6.4% at December 31, 2014.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. The balance of these loans declined $0.8 million since year end 2014, declining as a percent of loans from 9.3% to 9.2% at March 31, 2015.

Loans in the construction and land development portfolio represent 5.1% of total loans at March 31, 2015 and such loans provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis. Lending on originated loans in this category has remained steady as a percent of loans.  Since December 31, 2014, balances have increased only $0.4 million and have increased slightly as a percent of loans.

On a combined basis, Nicolet’s residential real estate loans represent 25.2% of total loans at March 31, 2015, unchanged from December 31, 2014. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. Across the industry, home equities generally involve loans that are in second or junior lien positions, but Nicolet has secured many such loans in a first lien position, further mitigating the portfolio risks. Nicolet has not experienced significant losses in its residential real estate loans; however, if market values in the residential real estate markets decline, particularly in Nicolet’s market area, rising loan-to-value ratios could cause an increase in the provision for loan losses. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. Mortgage loans retained in the portfolio are typically of high quality and have historically had low net charge off rates. While mortgage loans normally hold terms of 30 years, Nicolet’s portfolio mortgages have an average contractual life of less than 15 years.

Loans in the retail and other classification represent less than 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and/or guaranty positions. The loan balances in this portfolio remained relatively unchanged from December 31, 2014 to March 31, 2015.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2015, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

Allowance for Loan and Lease Losses

In addition to the discussion that follows, see also Note 1, “Basis of Presentation,” and Note 5, “Loans, Allowance for Loan Losses and Credit Quality,” in the notes to the unaudited consolidated financial statements.

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

At March 31, 2015, the ALLL was $9.5 million compared to $9.3 million at December 31, 2014. The three-month increase was a result of a 2015 provision of $0.4 million offset by 2015 net charge offs of $0.2 million. Comparatively, the provision for loan losses in the first three months of 2014 was $0.7 million and net charge offs were $0.6 million.  Annualized net charge offs as a percent of average loans were 0.09% in the first three months of 2015 compared to 0.27% for the first three months of 2014 and 0.31% for the entire 2014 year. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ratio of the ALLL as a percentage of period-end loans was 1.08% at March 31, 2015 compared to 1.05% at December 31, 2014 and 1.10% at March 31, 2014.  The ALLL to loans ratio is impacted by the accounting treatment of the 2013 acquisitions, which combined at their acquisition dates added no ALLL to the numerator and $284 million of loans into the denominator.  Acquired loans with no ALLL were $176 million and $182 million at March 31, 2015 and December 31, 2014, respectively.  As events occur in the acquired loan portfolios, an ALLL will be established for this pool of assets as appropriate.  Growth in the ALLL to loans ratio is mostly a result of the provision for loan losses exceeding net charge offs.

The largest portions of the ALLL were allocated to construction and land development loans and commercial & industrial loans combined, representing 63.9% and 63.3% of the ALLL at March 31, 2015 and December 31, 2014, respectively.  The increased allocation to these categories since December 31, 2014 was the result of minor changes to allowance allocations in conjunction with changes in loss histories and balance mix changes.

Table 7: Loan Loss Experience

	For the three months ended		Year ended
(in thousands)	March 31, 2015	March 31, 2014	December 31, 2014
Allowance for loan losses (ALLL):
Balance at beginning of period	$9,288	$9,232	$9,232
Provision for loan losses	450	675	2,700
Charge-offs	212	574	2,743
Recoveries	(11)	(11)	(99)
Net charge-offs	201	563	2,644
Balance at end of period	$9,537	$9,344	$9,288

Net loan charge-offs (recoveries):
Commercial & industrial	$14	$509	$1,868
Owner-occupied CRE	153	(2)	453
Agricultural production	-	-	-
Agricultural real estate	-	-	-
CRE investment	(5)	(4)	(14)
Construction & land development	-	12	12
Residential construction	-	-	-
Residential first mortgage	32	28	216
Residential junior mortgage	-	9	80
Retail & other	7	11	29
Total net loans charged-off	$201	$563	$2,644

ALLL to total loans	1.08%	1.10%	1.05%
ALLL to net charge-offs	1,186%	415%	351%
Net charge-offs to average loans, annualized	0.09%	0.27%	0.31%

The allocation of the ALLL is based on Nicolet’s estimate of loss exposure by category of loans and is shown in Table 8 for March 31, 2015 and December 31, 2014.

Table 8: Allocation of the Allowance for Loan Losses

(in thousands)	March 31, 2015	% of Loan Type to Total Loans	December 31, 2014	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$3,384	33.2%	$3,191	32.7%
Owner-occupied CRE	1,248	20.4	1,230	20.7
Agricultural production	36	1.6	53	1.6
Agricultural real estate	232	4.7	226	4.8
CRE investment	539	9.2	511	9.3
Construction & land development	2,708	5.1	2,685	5.0
Residential construction	164	1.5	140	1.3
Residential first mortgage	818	17.6	866	18.0
Residential junior mortgage	359	6.1	337	5.9
Retail & other	49	0.6	49	0.7
Total ALLL	$9,537	100%	$9,288	100%

ALLL category as a percent of total ALLL:
Commercial & industrial	35.5%		34.4%
Owner-occupied CRE	13.1		13.2
Agricultural production	0.4		0.6
Agricultural real estate	2.4		2.4
CRE investment	5.7		5.5
Construction & land development	28.4		28.9
Residential construction	1.7		1.5
Residential first mortgage	8.6		9.3
Residential junior mortgage	3.8		3.6
Retail & other	0.4		0.6
Total ALLL	100%		100%

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $5.2 million (consisting of $1.0 million originated loans and $4.2 million acquired loans) at March 31, 2015 compared to $5.4 million at December 31, 2014 (consisting of $1.1 million originated loans and $4.3 million acquired loans).  Of the $16.7 million nonaccrual loans initially acquired in the 2013 acquisitions, $3.5 million remain which is included in the $5.2 million of nonaccruals at March 31, 2015.  Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $6.8 million at March 31, 2015 compared to $7.4 million at December 31, 2014. OREO decreased from $2.0 million at year end 2014 to $1.6 million at March 31, 2015.  OREO at March 31, 2015 included land which was moved from active to inactive status and written to a fair value of $0.5 million.    Nonperforming assets as a percent of total assets were 0.56% at March 31, 2015 compared to 0.61% at December 31, 2014.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types.  Potential problem loans were $5.1 million (0.6% of loans) and $5.4 million (0.6% of loans) at March 31, 2015 and December 31, 2014, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 9: Nonperforming Assets

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Nonaccrual loans:
Commercial & industrial	$602	$171	$485
Owner-occupied CRE	1,050	1,667	1,012
AG production	-	21	34
AG real estate	499	392	462
CRE investment	797	911	3,422
Construction & land development	750	934	931
Residential construction	—	—	—
Residential first mortgage	1,366	1,155	2,364
Residential junior mortgage	168	141	243
Retail & other	—	—	124
Total nonaccrual loans	5,232	5,392	9,077
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$5,232	$5,392	$9,077
OREO:
CRE investment	$544	$697	$481
Owner-occupied CRE	127	139	295
Construction & land development	139	630	429
Residential real estate owned	256	500	30
Bank property real estate owned	500	—	—
Total OREO	1,566	1,966	1,235
Total nonperforming assets	$6,798	$7,358	$10,312
Total restructured loans accruing	$3,715	$3,777	$3,862
Ratios
Nonperforming loans to total loans	0.59%	0.61%	1.07%
Nonperforming assets to total loans plus OREO	0.77%	0.80%	1.21%
Nonperforming assets to total assets	0.56%	0.61%	0.85%
ALLL to nonperforming loans	182.3%	172.3%	102.9%
ALLL to total loans	1.08%	1.05%	1.10%

Table 10: Investment Securities Portfolio

	March 31, 2015			December 31, 2014
(in thousands)	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Government sponsored enterprises	$524	$546	-%	$1,025	$1,039	1%
State, county and municipals	107,108	107,812	63	102,472	102,776	61
Mortgage-backed securities	57,667	58,221	34	61,497	61,677	37
Corporate debt securities	1,140	1,140	1	220	220	-
Equity securities	2,892	4,227	2	1,571	2,763	1
Total	$169,331	$171,946	100%	$166,785	$168,475	100%

At March 31, 2015 the total carrying value of investment securities was $172 million, up from $168 million at December 31, 2014, and represented 14.3% and 13.9% of total assets at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

In addition to securities available for sale, Nicolet had other investments of $8 million at March 31, 2015 and December 31, 2014, consisting of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System), and the Federal Agricultural Mortgage Corporation, as well as equity investments in other privately-traded companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost. The remaining investments have no quoted market prices, and are carried at cost less other than temporary impairment (“OTTI”) charges, if any. Nicolet’s management evaluates all these other investments periodically for impairment, considering financial condition and other available relevant information. There were no OTTI charges recorded in 2014 or year to date 2015.

Table 11: Investment Securities Portfolio Maturity Distribution

	As of March 31, 2015
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value Amount
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(in thousands)
U.S. government sponsored enterprises	$—	—%	$—	—%	$524	2.0%	$—	—%	$—	—%	$524	2.0%	$546
State and county municipals (1)	5,378	2.6	88,633	2.5	12,533	2.9	564	4.4	—	—	107,108	2.6	107,812
Mortgage-backed securities	—	—	—	—	—	—	—	—	57,667	3.3	57,667	3.3	58,221
Corporate debt securities	—	—	—	—	—	—	1,140	6.0	—	—	1,140	6.0	1,140
Equity securities	—	—	—	—	—	—	—	—	2,892	6.2	2,892	6.2	4,227

Total amortized cost	$5,378	2.6%	$88,633	2.5%	$13,057	2.9%	$1,704	5.5%	$60,559	3.4%	$169,331	2.9%	$171,946
Total fair value and carrying value	$5,412		$89,188		$13,172		$1,726		$62,448				$171,946

As a percent of total fair value	3%		52%		8%		1%		36%				100%

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Deposits

Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Included in total deposits in Table 12 are brokered deposits of $31 million at March 31, 2015 and December 31, 2014.

Table 12: Deposits

	March 31, 2015		December 31, 2014
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$199,776	19.2%	$203,502	19.2%
Money market and NOW accounts	475,780	45.7%	494,945	46.7%
Savings	127,621	12.3%	120,258	11.3%
Time	237,601	22.8%	241,198	22.8%
Total deposits	$1,040,778	100%	$1,059,903	100%

Total deposits were $1.04 billion at March 31, 2015, down $19 million or 2% since December 31, 2014. On average for the first three months of 2015, total deposits were $1.04 billion, almost unchanged from the comparable 2014 period.  On average, the mix of deposits changed between the comparable first quarter periods, with 2015 carrying more demand accounts (i.e. noninterest bearing) and savings and less time, money market, and NOW accounts.

Table 13: Average Deposits

	For the three months ended
	March 31, 2015		March 31, 2014
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$198,985	19.1%	$164,438	15.8%
Money market and NOW accounts	479,013	46.1%	501,632	48.3%
Savings	121,954	11.7%	101,672	9.8%
Time	239,764	23.1%	270,873	26.1%
Total	$1,039,716	100%	$1,038,615	100%

Table 14: Maturity Distribution of Certificates of Deposit

(in thousands)	March 31, 2015
3 months or less	$27,066
Over 3 months through 6 months	32,180
Over 6 months through 12 months	49,380
Over 12 months	128,975

Total	$237,601

Other Funding Sources

Other funding sources, which include short-term and long-term borrowings (notes payable, junior subordinated debentures, and subordinated notes), were $41 million and $34 million at March 31, 2015 and December 31, 2014, respectively. Short-term borrowings consist mainly of customer repurchase agreements maturing in less than three months or federal funds purchased. There were no short-term borrowings outstanding at March 31, 2015 or December 31, 2014. Long-term borrowings include a joint venture note and FHLB advances, totaling $21 million at March 31, 2015 and December 31, 2014.  Junior subordinated debentures are another long-term funding source totaling $12 million at March 31, 2015 and December 31, 2014.  Junior subordinated debentures of $6.2 million were issued in July 2004 in connection with the issuance of $6.0 million of trust preferred securities. Acquired junior subordinated debentures of $10.3 million issued in connection with $10.0 million of trust preferred securities were assumed in the Mid-Wisconsin merger and initially recorded at the fair market value of $5.8 million, with the discount being accreted to interest expense over the remaining life of the debentures.  Further information regarding these junior subordinated debentures is located in “Note 7 – Junior Subordinated Debentures” in the notes to the unaudited consolidated financial statements.  Subordinated notes provide additional funding and are classified as Tier 2 capital.  Total subordinated notes of $8 million were issued in February 2015.   Further information regarding these subordinated notes is located in “Note 8 – Subordinated Notes” and “Note 10 – Subsequent Event” in the notes to the unaudited consolidated financial statements.

Additional funding sources consist of a $10 million available and unused line of credit at the holding company, $75 million of available and unused federal funds purchased lines, and available total borrowing capacity at the FHLB of $65 million of which $11.5 million was used at March 31, 2015.

Off-Balance Sheet Obligations

As of March 31, 2015 and December 31, 2014, Nicolet had the following commitments that did not appear on its balance sheet:

Table 15: Commitments

	March 31,	December 31,
	2015	2014
(in thousands)
Commitments to extend credit — fixed and variable rate	$276,376	$269,648
Financial letters of credit — fixed rate	2,741	2,996
Standby letters of credit — fixed rate	4,249	3,629

Liquidity Management

Liquidity management refers to the ability to ensure that cash is available in a timely and cost-effective manner to meet cash flow requirements of depositors and borrowers and to meet other commitments as they fall due, including the ability to pay dividends to shareholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements.

Funds are available from a number of basic banking activity sources including but not limited to the core deposit base, the repayment and maturity of loans, investment securities calls, maturities, and sales, and funds obtained through brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Approximately $25 million of the $172 million investment securities portfolio on hand at March 31, 2015 was pledged to secure public deposits, short-term borrowings, repurchase agreements, and for other purposes as required by law. Other funding sources available include short-term borrowings, federal funds purchased, and long-term borrowings.

Cash and cash equivalents at March 31, 2015 and December 31, 2014 were approximately $60 million and $69 million, respectively. These levels have declined slightly through the first three months of 2015 as is typical of Nicolet’s historical deposit behaviors.  Nicolet’s liquidity resources were sufficient as of March 31, 2015 to fund loans and to meet other cash needs as necessary.

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

Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps decrease in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements.  Based on this analysis on financial data at March 31, 2015, the projected changes in net interest income over a one-year time horizon, versus the baseline, was -1.7%, -0.8%, -1.0% and -1.7% for the -200, -100, +100 and +200 bps scenarios, respectively; such results are within Nicolet’s guidelines of not greater than -15% for +/- 100 bps and not greater than -20% for +/- 200 bps.

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

At March 31, 2015, Nicolet’s capital structure includes $24.4 million (or 21%) of preferred stock and $89.2 million (or 79%) of common stock equity.  Beginning in the fourth quarter of 2013, given growth in qualifying small business loans, Nicolet qualified for a 1% annual dividend rate on its preferred stock issued to the Treasury related to its participation in the SBLF, compared to the previous 5% annual rate paid by Nicolet.  This 1% rate will adjust to 9% effective March 1, 2016 according to the terms of the Securities Purchase Agreement, if the preferred stock is not redeemed prior to that time.

Nicolet’s common equity to total assets at March 31, 2015 of 7.41% increased from 7.13% at December 31, 2014 and continues to reflect capacity to capitalize on opportunities.  Further, Nicolet’s investors have demonstrated a strong commitment to capital, providing common capital when needed, with the two most recent examples being a December 2008 private placement raising $9.5 million in common capital as we entered the economic crisis and the April 2013 private placement raising $2.9 million in common capital alongside the predominately stock-for-stock Mid-Wisconsin merger which added $9.7 million in common capital.  Book value per common share increased to $22.20 at March 31, 2015 from $21.34 at year end 2014 aided by retained earnings and share reductions.  During 2014, a common stock repurchase program was authorized to use up to $12 million to repurchase up to 625,000 shares of Nicolet common stock as an alternative use of capital.  During the first three months of 2015, $1.6 million was used to repurchase 61,818 shares at a weighted average price of $25.73 per share including commissions. Since beginning the repurchase program in February 2014, total shares repurchased were 319,109 utilizing $7.2 million for an average cost of $22.67 per share.

As shown in Table 16, Nicolet’s regulatory capital ratios remain strong with Total Capital ratio at 14.7% and 14.0% as of March 31, 2015 and December 31, 2014 respectively, well above the minimum regulatory ratio of 8% and the well-capitalized ratio of 10%.  Tier 1 Capital and Leverage ratios were 12.8% and 10.2% as of March 31, 2015 and 13.0% and 9.7% as of December 31, 2014, respectively, also above the minimum regulatory ratios.  The Common Equity Tier 1 (“CET1”) ratio, which applies to Nicolet for the first time at March 31, 2015, was 9.0%, above the minimum regulatory ratio of 4.5% and the well-capitalized ratio of 6.5%.  The Bank’s regulatory ratios at March 31, 2015 and December 31, 2014 qualify the Bank as well-capitalized under the prompt-corrective action framework.  This strong base of capital has allowed Nicolet to be opportunistic in the current environment.

A source of income and funds for Nicolet as the parent company of Nicolet National Bank are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by federal regulatory agencies. At March 31, 2015, the Bank could pay dividends of approximately $11.3 million without seeking regulatory approval.  During 2014, the Bank paid $9 million of dividends to the parent company, and paid no dividends during 2013 or 2015.

A summary of Nicolet’s and Nicolet National Bank’s regulatory capital amounts and ratios as of March 31, 2015 and December 31, 2014 are presented in the following table.

Table 16: Capital

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of March 31, 2015:
Company
Total capital	$138,800	14.7%	$75,777	8.0%
Tier I capital	121,379	12.8	56,833	6.0
CET1 capital	85,005	9.0	42,625	4.5
Leverage	121,379	10.2	47,807	4.0

Bank
Total capital	$121,785	13.0%	$74,844	8.0%	$93,555	10.0%
Tier I capital	112,248	12.0	56,133	6.0	74,844	8.0
CET1 capital	112,248	12.0	42,100	4.5	60,811	6.5
Leverage	112,248	9.5	47,169	4.0	58,961	5.0

As of December 31, 2014:
Company
Total capital	$126,336	14.0%	$72,045	8.0%
Tier I capital	117,048	13.0	36,023	4.0
Leverage	117,048	9.7	48,473	4.0

Bank
Total capital	$115,891	13.0%	$71,134	8.0%	$88,917	10.0%
Tier I capital	106,603	12.0	35,567	4.0	53,350	6.0
Leverage	106,603	8.9	47,977	4.0	59,972	5.0

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

As disclosed in the Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2014, in July 2013, the Federal Reserve Board and the OCC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, increase the minimum Tier 1 capital ratio requirements and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company and Bank have made the election to retain the existing treatment for accumulated other comprehensive income. The final rules took effect for the Company and Bank on January 1, 2015, subject to a transition period for certain parts of the rules.

For 2015 information only, the table above calculates and presents regulatory capital based upon the new regulatory capital ratio requirements under Basel III that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At the present time, the ratios for the Company and Bank are sufficient to meet the fully phased-in conservation buffer.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required pursuant to Instruction to Item 305(c) of Regulation S-K.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description
4.1	Form of Subordinated Note (1)
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
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

(1) Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

May 7, 2015	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

May 7, 2015	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer

