Form 10-Q
period 2015-06-30
NICOLET BANKSHARES INC
filed 2015-08-07
CIK 1174850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-90052
NICOLET BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN	47-0871001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 31, 2015 there were 3,960,701 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Cash and due from banks	$22,998	$23,975
Interest-earning deposits	35,364	43,169
Federal funds sold	404	1,564
Cash and cash equivalents	58,766	68,708
Certificates of deposit in other banks	4,168	10,385
Securities available for sale (“AFS”)	159,687	168,475
Other investments	8,117	8,065
Loans held for sale	3,884	7,272
Loans	883,302	883,341
Allowance for loan losses	(9,723)	(9,288)
Loans, net	873,579	874,053
Premises and equipment, net	31,198	31,924
Bank owned life insurance (“BOLI”)	27,976	27,479
Accrued interest receivable and other assets	17,901	18,924
Total assets	$1,185,276	$1,215,285

Liabilities and Stockholders’ Equity
Liabilities:
Demand	$220,477	$203,502
Money market and NOW accounts	417,231	494,945
Savings	129,788	120,258
Time	232,443	241,198
Total deposits	999,939	1,059,903
Short term borrowings	10,000	-
Notes payable	21,045	21,175
Junior subordinated debentures	12,427	12,328
Subordinated notes	11,831	-
Accrued interest payable and other liabilities	16,039	10,812
Total liabilities	1,071,281	1,104,218

Stockholders’ Equity:
Preferred equity	24,400	24,400
Common stock	40	41
Additional paid-in capital	43,097	45,693
Retained earnings	45,736	39,843
Accumulated other comprehensive income	595	1,031
Total Nicolet Bankshares, Inc. stockholders’ equity	113,868	111,008
Noncontrolling interest	127	59
Total stockholders’ equity and noncontrolling interest	113,995	111,067
Total liabilities, noncontrolling interest and stockholders’ equity	$1,185,276	$1,215,285

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	24,400	24,400
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	3,966,785	4,058,208
Common shares issued	4,020,100	4,124,439

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans, including loan fees	$10,783	$11,616	$22,762	$22,623
Investment securities:
Taxable	365	415	759	833
Non-taxable	264	170	535	343
Other interest income	119	128	219	263
Total interest income	11,531	12,329	24,275	24,062
Interest expense:
Money market and NOW accounts	558	572	1,124	1,165
Savings and time deposits	750	793	1,493	1,481
Short-term borrowings	-	4	-	7
Junior subordinated debentures	219	218	436	435
Subordinated notes	125	-	176	-
Notes payable	166	246	330	498
Total interest expense	1,818	1,833	3,559	3,586
Net interest income	9,713	10,496	20,716	20,476
Provision for loan losses	450	675	900	1,350
Net interest income after provision for loan losses	9,263	9,821	19,816	19,126
Noninterest income:
Service charges on deposit accounts	612	544	1,121	1,038
Trust services fee income	1,236	1,119	2,440	2,224
Mortgage income	985	431	1,859	646
Brokerage fee income	169	166	339	326
Bank owned life insurance	255	220	497	434
Rent income	282	288	566	588
Investment advisory fees	85	102	203	212
Gain (loss) on sale or writedown of assets, net	740	(442)	951	308
Other	530	452	988	864
Total noninterest income	4,894	2,880	8,964	6,640
Noninterest expense:
Salaries and employee benefits	5,668	5,384	11,359	10,679
Occupancy, equipment and office	1,733	1,737	3,518	3,635
Business development and marketing	550	537	1,035	1,072
Data processing	890	775	1,721	1,529
FDIC assessments	163	203	327	387
Core deposit intangible amortization	260	315	535	650
Other	460	533	1,031	1,120
Total noninterest expense	9,724	9,484	19,526	19,072

Income before income tax expense	4,433	3,217	9,254	6,694
Income tax expense	1,463	641	3,171	1,873
Net income	2,970	2,576	6,083	4,821
Less: net income attributable to noncontrolling interest	35	22	68	53
Net income attributable to Nicolet Bankshares, Inc.	2,935	2,554	6,015	4,768
Less: preferred stock dividends	61	61	122	122
Net income available to common shareholders	$2,874	$2,493	$5,893	$4,646

Basic earnings per common share	$0.72	$0.59	$1.47	$1.10
Diluted earnings per common share	$0.66	$0.58	$1.36	$1.08
Weighted average common shares outstanding:
Basic	4,007,368	4,212,174	4,019,279	4,227,446
Diluted	4,366,295	4,332,016	4,337,780	4,312,005

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$2,970	$2,576	$6,083	$4,821
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (loss) arising during the period	(1,010)	446	(85)	1,045
Reclassification adjustment for net gains included in net income	(630)	-	(630)	(341)
Net unrealized gains (losses) on securities before tax expense	(1,640)	446	(715)	704
Income tax (expense) benefit	640	(173)	279	(274)
Total other comprehensive income (loss)	(1,000)	273	(436)	430
Comprehensive income	$1,970	$2,849	$5,647	$5,251

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance December 31, 2014	$24,400	$41	$45,693	$39,843	$1,031	$59	$111,067
Comprehensive income:
Net income	-	-	-	6,015	-	68	6,083
Other comprehensive income	-	-	-	-	(436)	-	(436)
Stock compensation expense	-	-	593	-	-	-	593
Exercise of stock options, net	-	-	550	-	-	-	550
Issuance of common stock	-	-	54	-	-	-	54
Purchase and retirement of common stock	-	(1)	(3,793)	-	-	-	(3,794)
Preferred stock dividends	-	-	-	(122)	-	-	(122)

Balance, June 30, 2015	$24,400	$40	$43,097	$45,736	$595	$127	$113,995

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$6,083	$4,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	2,220	1,796
Provision for loan losses	900	1,350
Increase in cash surrender value of life insurance	(497)	(434)
Stock compensation expense	593	306
Gain on sale or writedown of assets, net	(951)	(308)
Gain on sale of loans held for sale, net	(1,859)	(646)
Proceeds from sale of loans held for sale	110,426	31,322
Origination of loans held for sale	(105,255)	(32,779)
Net change in:
Accrued interest receivable and other assets	(441)	270
Accrued interest payable and other liabilities	1,028	(1,136)
Net cash provided by operating activities	12,247	4,562
Cash Flows From Investing Activities:
Net decrease (increase) in certificates of deposit in other banks	6,217	(5,184)
Net increase in loans	(707)	(13,800)
Purchases of securities AFS	(15,460)	(23,107)
Proceeds from sales of securities AFS	13,883	515
Proceeds from calls and maturities of securities AFS	13,863	11,782
Purchase of other investments	(52)	(74)
Net increase in premises and equipment	(503)	(771)
Proceeds from sales of other real estate and other assets	2,156	2,159
Purchase of BOLI	-	(2,750)
Net cash provided (used) by investing activities	19,397	(31,230)
Cash Flows From Financing Activities:
Net decrease in deposits	(59,964)	(23,583)
Net change in short-term borrowings	10,000	(3,717)
Repayments of notes payable	(130)	(5,123)
Proceeds from issuance of subordinated notes, net	11,820	-
Purchase of common stock	(3,794)	(2,504)
Proceeds from issuance of common stock	54	29
Proceeds from exercise of common stock options, net	550	298
Cash dividends paid on preferred stock	(122)	(122)
Net cash used by financing activities	(41,586)	(34,722)
Net decrease in cash and cash equivalents	(9,942)	(61,390)
Cash and cash equivalents:
Beginning	$68,708	$146,978
Ending	$58,766	$85,588
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,579	$3,761
Cash paid for taxes	2,040	2,060
Transfer of loans and bank premises to other real estate owned	830	1,061

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In thousands except per share data)
Net income, net of noncontrolling interest	$2,935	$2,554	$6,015	$4,768
Less: preferred stock dividends	61	61	122	122
Net income available to common shareholders	$2,874	$2,493	$5,893	$4,646
Weighted average common shares outstanding	4,007	4,212	4,019	4,227
Effect of dilutive stock instruments	359	120	319	85
Diluted weighted average common shares outstanding	4,366	4,332	4,338	4,312
Basic earnings per common share*	$0.72	$0.59	$1.47	$1.10
Diluted earnings per common share*	$0.66	$0.58	$1.36	$1.08

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

Options to purchase approximately 0.2 million shares and 0.3 million shares were outstanding at June 30, 2015 and June 30, 2014, respectively, but were excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

Note 3 – Stock-based Compensation

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model. The fair values of stock options are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is included in personnel expense in the consolidated statements of income. Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the 2015 stock options granted were 7 years and represent the period of time that stock options are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grants and for the options granted in 2015 was a weighted average rate of 1.68%. The expected volatility was 25% and is based on the implied volatility of the Corporation’s stock, and the dividend yield used in the fair value calculation was 0%. The weighted average per share fair value of the options granted in 2015 was $8.11.

Activity in the Company’s Stock Incentive Plans is summarized in the following tables:

Stock Options	Weighted- Average Fair Value of Options Granted	Option Shares Outstanding	Weighted- Average Exercise Price	Exercisable Shares
Balance – December 31, 2013		793,157	$17.86	600,846
Granted	$7.42	221,000	23.80
Exercise of stock options*		(39,548)	16.01
Forfeited		(6,750)	16.80
Balance – December 31, 2014		967,859	19.30	630,121
Granted	$8.11	162,000	26.66
Exercise of stock options*		(29,700)	18.71
Forfeited		-	-
Balance – June 30, 2015		1,100,159	$20.40	631,784

*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. Accordingly, 170 shares were withheld during the six months ended June 30, 2015 and no shares were withheld during the twelve months ended December 31, 2014.

Note 3 – Stock-based Compensation, continued

Options outstanding at June 30, 2015 are exercisable at option prices ranging from $16.50 to $30.80. There are 676,659 options outstanding in the range from $16.50 - $22.00 and 423,500 options outstanding in the range from $22.01 - $30.80. At June 30, 2015, the exercisable options have a weighted average remaining contractual life of approximately 2 years and a weighted average exercise price of $18.13.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The total intrinsic value of options exercised in the first six months of 2015, and full year of 2014 was approximately $246,000, and $193,000, respectively.

Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Shares Outstanding
Balance – December 31, 2013	$16.50	62,363
Granted	23.80	33,136
Vested*	19.26	(29,268)
Forfeited	-	-
Balance – December 31, 2014	18.94	66,231
Granted	-	-
Vested *	16.50	(12,916)
Forfeited	-	-
Balance – June 30, 2015	$19.53	53,315

*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly 2,562 shares were surrendered during the six months ended June 30, 2015 and 5,821 shares were surrendered during the twelve months ended December 31, 2014.

The Company recognized approximately $593,000 and $306,000 of stock-based employee compensation expense during the six months ended June 30, 2015 and 2014, respectively, associated with its stock equity awards. As of June 30, 2015, there was approximately $3.8 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately four years.

Note 4- Securities Available for Sale

Amortized costs and fair values of securities available for sale are summarized as follows:

	June 30, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$285	$8	$-	$293
State, county and municipals	100,067	261	544	99,784
Mortgage-backed securities	54,478	563	498	54,543
Corporate debt securities	1,140	-	-	1,140
Equity securities	2,742	1,213	28	3,927
	$158,712	$2,045	$1,070	$159,687

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. government sponsored enterprises	$1,025	$14	$-	$1,039
State, county and municipals	102,472	778	474	102,776
Mortgage-backed securities	61,497	639	459	61,677
Corporate debt securities	220	-	-	220
Equity securities	1,571	1,192	-	2,763
	$166,785	$2,623	$933	$168,475

Note 4- Securities Available for Sale, continued

The following table represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014.

	June 30, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$55,917	$369	$10,402	$175	$66,319	$544
Mortgage-backed securities	10,288	71	15,131	427	25,419	498
Equity securities	180	28	-	-	180	28
	$66,385	$468	$25,533	$602	$91,918	$1,070

	December 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$48,531	$288	$10,338	$186	$58,869	$474
Mortgage-backed securities	5,944	20	19,351	439	25,295	459
	$54,475	$308	$29,689	$625	$84,164	$933

At June 30, 2015 we had $1.1 million of gross unrealized losses related to 184 securities. As of June 30, 2015, the Company does not consider securities with unrealized losses to be other-than-temporarily impaired as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the six-month periods ending June 30, 2015 or June 30, 2014.

The amortized cost and fair values of securities available for sale at June 30, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fair values of securities are estimated based on financial models or prices paid for the same or similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	June 30, 2015
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$4,814	$4,857
Due in one year through five years	76,386	76,103
Due after five years through ten years	18,591	18,537
Due after ten years	1,701	1,720
	101,492	101,217
Mortgage-backed securities	54,478	54,543
Equity securities	2,742	3,927
Securities available for sale	$158,712	$159,687

Proceeds from sales of securities available for sale during the first six months of 2015 and 2014 were approximately $13.9 million and $0.5 million respectively. Gains of approximately $0.6 million and $0.3 million were realized during the first six months of 2015 and 2014, respectively, and no losses were realized on sales of securities during the first six months of 2015 or 2014.

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality

The loan composition as of June 30, 2015 and December 31, 2014 is summarized as follows.

	Total
	June 30, 2015		December 31, 2014
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$309,103	35.0%	$289,379	32.7%
Owner-occupied commercial real estate (“CRE”)	175,809	19.9	182,574	20.7
Agricultural (“AG”) production	14,432	1.6	14,617	1.6
AG real estate	40,783	4.6	42,754	4.8
CRE investment	82,486	9.3	81,873	9.3
Construction & land development	38,387	4.4	44,114	5.0
Residential construction	10,321	1.2	11,333	1.3
Residential first mortgage	153,857	17.4	158,683	18.0
Residential junior mortgage	52,433	6.0	52,104	5.9
Retail & other	5,691	0.6	5,910	0.7
Loans	883,302	100.0%	883,341	100.0%
Less allowance for loan losses	9,723		9,288
Loans, net	$873,579		$874,053
Allowance for loan losses to loans	1.10%		1.05%

	Originated
	June 30, 2015		December 31, 2014
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$292,535	40.7%	$268,654	38.3%
Owner-occupied CRE	138,081	19.2	140,203	20.0
AG production	5,287	0.7	5,580	0.8
AG real estate	20,467	2.8	20,060	2.8
CRE investment	56,211	7.8	53,339	7.6
Construction & land development	28,662	4.0	33,865	4.8
Residential construction	10,321	1.4	11,333	1.6
Residential first mortgage	116,872	16.3	119,866	17.1
Residential junior mortgage	44,629	6.3	43,411	6.2
Retail & other	5,344	0.8	5,395	0.8
Loans	718,409	100.0%	701,706	100.0%
Less allowance for loan losses	7,945		9,288
Loans, net	$710,464		$692,418
Allowance for loan losses to loans	1.11%		1.32%

	Acquired
	June 30, 2015		December 31, 2014
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$16,568	10.0%	$20,725	11.4%
Owner-occupied CRE	37,728	22.9	42,371	23.3
AG production	9,145	5.6	9,037	5.0
AG real estate	20,316	12.3	22,694	12.5
CRE investment	26,275	15.9	28,534	15.7
Construction & land development	9,725	5.9	10,249	5.6
Residential construction	-	-	-	-
Residential first mortgage	36,985	22.5	38,817	21.4
Residential junior mortgage	7,804	4.7	8,693	4.8
Retail & other	347	0.2	515	0.3
Loans	164,893	100.0%	181,635	100.0%
Less allowance for loan losses	1,778		-
Loans, net	$163,115		$181,635
Allowance for loan losses to loans	1.08%		0.00%

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

The allocation methodology used by the Company includes specific allocations for impaired loans evaluated individually for impairment based on collateral values and for the remaining loan portfolio collectively evaluated for impairment primarily based on historical loss rates and other qualitative factors. Loan charge-offs and recoveries are based on actual amounts charged-off or recovered by loan category. Management allocates the ALLL by pools of risk within each loan portfolio. As events have occurred in the acquired loan portfolios, an ALLL has been established for this pool of assets reflecting an increase in risk as some credits migrate to higher grades.

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the six months ended June 30, 2015:

	TOTAL – Six Months Ended June 30, 2015
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,191	$1,230	$53	$226	$511	$2,685	$140	$866	$337	$49	$9,288
Provision	646	453	3	66	151	(639)	(16)	151	74	11	900
Charge-offs	(288)	(154)	-	-	-	-	-	(32)	(13)	(22)	(509)
Recoveries	4	2	-	-	9	-	-	17	1	11	44
Net charge-offs	(284)	(152)	-	-	9	-	-	(15)	(12)	(11)	(465)
Ending balance	$3,553	$1,531	$56	$292	$671	$2,046	$124	$1,002	$399	$49	$9,723
As percent of ALLL	36.5%	15.7%	0.6%	3.0%	6.9%	21.0%	1.4%	10.3%	4.1%	0.5%	100%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$287	$-	$-	$-	$-	$287
Collectively evaluated	3,553	1,531	56	292	671	1,759	124	1,002	399	49	9,436
Ending balance	$3,553	$1,531	$56	$292	$671	$2,046	$124	$1,002	$399	$49	$9,723

Loans:
Individually evaluated	$48	$697	$38	$403	$1,050	$4,361	$-	$723	$148	$-	$7,468
Collectively evaluated	309,055	175,112	14,394	40,380	81,436	34,026	10,321	153,134	52,285	5,691	875,834
Total loans	$309,103	$175,809	$14,432	$40,783	$82,486	$38,387	$10,321	$153,857	$52,433	$5,691	$883,302

Less ALLL	$3,553	$1,531	$56	$292	$671	$2,046	$124	$1,002	$399	$49	$9,723
Net loans	$305,550	$174,278	$14,376	$40,491	$81,815	$36,341	$10,197	$152,855	$52,034	$5,642	$873,579

	Originated – Six Months Ended June 30, 2015
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,191	$1,230	$53	$226	$511	$2,685	$140	$866	$337	$49	$9,288
Provision	(41)	57	(9)	(19)	(10)	(711)	(16)	(121)	(19)	1	(888)
Charge-offs	(288)	(154)	-	-	-	-	-	(32)	-	(22)	(496)
Recoveries	4	2	-	-	9	-	-	15	-	11	41
Net charge-offs	(284)	(152)	-	-	9	-	-	(17)	-	(11)	(455)
Ending balance	$2,866	$1,135	$44	$207	$510	$1,974	$124	$728	$318	$39	$7,945
As percent of ALLL	36.1%	14.3%	0.6%	2.6%	6.4%	24.8%	1.6%	9.2%	4.0%	0.4%	100%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$287	$-	$-	$-	$-	$287
Collectively evaluated	2,866	1,135	44	207	510	1,687	124	728	318	39	7,658
Ending balance	$2,866	$1,135	$44	$207	$510	$1,974	$124	$728	$318	$39	$7,945

Loans:
Individually evaluated	$47	$-	$-	$-	$-	$3,652	$-	$-	$-	$-	$3,699
Collectively evaluated	292,488	138,081	5,287	20,467	56,211	25,010	10,321	116,872	44,629	5,344	714,710
Total loans	$292,535	$138,081	$5,287	$20,467	$56,211	$28,662	$10,321	$116,872	$44,629	$5,344	$718,409

Less ALLL	$2,866	$1,135	$44	$207	$510	$1,974	$124	$728	$318	$39	$7,945
Net loans	$289,669	$136,946	$5,243	$20,260	$55,701	$26,688	$10,197	$116,144	$44,311	$5,305	$710,464

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Acquired – Six Months Ended June 30, 2015
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Provision	687	396	12	85	161	72	-	272	93	10	1,788
Charge-offs	-	-	-	-	-	-	-	-	(13)	-	(13)
Recoveries	-	-	-	-	-	-	-	2	1	-	3
Net charge-offs	-	-	-	-	-	-	-	2	(12)	-	(10)
Ending balance	$687	$396	$12	$85	$161	$72	$-	$274	$81	$10	$1,778
As percent of ALLL	38.6%	22.3%	0.7%	4.8%	9.1%	4.0%	-%	15.4%	4.6%	0.5%	100%

Loans:
Individually evaluated	$1	$697	$38	$403	$1,050	$709	$-	$723	$148	$-	$3,769
Collectively evaluated	16,567	37,031	9,107	19,913	25,225	9,016	-	36,262	7,656	347	161,124
Total loans	$16,568	$37,728	$9,145	$20,316	$26,275	$9,725	$-	$36,985	$7,804	$347	$164,893

Less ALLL	$687	$396	$12	$85	$161	$72	$-	$274	$81	$10	$1,778
Net loans	$15,881	$37,332	$9,133	$20,231	$26,114	$9,653	$-	$36,711	$7,723	$337	$163,115

There was no ALLL allocated to individually evaluated loans at June 30, 2015, therefore the table reflecting the ALLL between individually evaluated loans and collectively evaluated loans was omitted.

The following table presents the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the six months ended June 30, 2014.

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

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired as of June 30, 2015 and December 31, 2014.

	Total
(in thousands)	June 30, 2015	% to Total	December 31, 2014	% to Total
Commercial & industrial	$324	7.6%	$171	3.2%
Owner-occupied CRE	813	19.1	1,667	30.9
AG production	16	0.4	21	0.4
AG real estate	383	9.0	392	7.3
CRE investment	738	17.4	911	16.9
Construction & land development	709	16.7	934	17.3
Residential construction	-	-	-	-
Residential first mortgage	1,112	26.2	1,155	21.4
Residential junior mortgage	152	3.6	141	2.6
Retail & other	-	-	-	-
Nonaccrual loans - Total	$4,247	100.0%	$5,392	100.0%

	Originated
(in thousands)	June 30, 2015	% to Total	December 31, 2014	% to Total
Commercial & industrial	$292	61.2%	$130	11.5%
Owner-occupied CRE	13	2.7	673	59.7
AG production	16	3.4	-	-
AG real estate	-	-	-	-
CRE investment	-	-	-	-
Construction & land development	-	-	165	14.6
Residential construction	-	-	-	-
Residential first mortgage	156	32.7	160	14.2
Residential junior mortgage	-	-	-	-
Retail & other	-	-	-	-
Nonaccrual loans - Originated	$477	100.0%	$1,128	100.0%

	Acquired
(in thousands)	June 30, 2015	% to Total	December 31, 2014	% to Total
Commercial & industrial	$32	0.8%	$41	1.0%
Owner-occupied CRE	800	21.2	994	23.3
AG production	-	-	21	0.5
AG real estate	383	10.2	392	9.2
CRE investment	738	19.6	911	21.4
Construction & land development	709	18.8	769	18.0
Residential construction	-	-	-	-
Residential first mortgage	956	25.4	995	23.3
Residential junior mortgage	152	4.0	141	3.3
Retail & other	-	-	-	-
Nonaccrual loans – Acquired	$3,770	100.0%	$4,264	100.0%

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present total past due loans by portfolio segment as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non-accrual	Current	Total
Commercial & industrial	$203	$324	$308,576	$309,103
Owner-occupied CRE	-	813	174,996	175,809
AG production	-	16	14,416	14,432
AG real estate	-	383	40,400	40,783
CRE investment	403	738	81,345	82,486
Construction & land development	-	709	37,678	38,387
Residential construction	-	-	10,321	10,321
Residential first mortgage	180	1,112	152,565	153,857
Residential junior mortgage	321	152	51,960	52,433
Retail & other	7	-	5,684	5,691
Total loans	$1,114	$4,247	$877,941	$883,302
As a percent of total loans	0.1%	0.5%	99.4%	100.0%

	December 31, 2014
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$167	$171	$289,041	$289,379
Owner-occupied CRE	54	1,667	180,853	182,574
AG production	-	21	14,596	14,617
AG real estate	118	392	42,244	42,754
CRE investment	426	911	80,536	81,873
Construction & land development	-	934	43,180	44,114
Residential construction	-	-	11,333	11,333
Residential first mortgage	399	1,155	157,129	158,683
Residential junior mortgage	-	141	51,963	52,104
Retail & other	-	-	5,910	5,910
Total loans	$1,164	$5,392	$876,785	$883,341
As a percent of total loans	0.1%	0.6%	99.3%	100.0%

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

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present total loans by loan grade as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$287,019	$16,928	$709	$4,447	$-	$-	$$309,103
Owner-occupied CRE	164,410	7,075	1,279	3,045	-	-	175,809
AG production	13,703	691	-	38	-	-	14,432
AG real estate	39,515	385	57	826	-	-	40,783
CRE investment	79,477	859	907	1,243	-	-	82,486
Construction & land development	30,466	7,103	109	709	-	-	38,387
Residential construction	9,411	910	-	-	-	-	10,321
Residential first mortgage	150,697	987	459	1,714	-	-	153,857
Residential junior mortgage	52,038	219	-	176	-	-	52,433
Retail & other	5,691	-	-	-	-	-	5,691
Total loans	$832,427	$35,157	$3,520	$12,198	$-	$-	$883,302
Percent of total	94.2%	4.0%	0.4%	1.4%	-	-	100%

	December 31, 2014
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$268,140	$15,940	$2,588	$2,711	$-	$-	$289,379
Owner-occupied CRE	170,544	6,197	2,919	2,914	-	-	182,574
AG production	14,018	244	-	355	-	-	14,617
AG real estate	32,315	9,548	59	832	-	-	42,754
CRE investment	78,229	2,203	-	1,441	-	-	81,873
Construction & land development	35,649	7,417	114	934	-	-	44,114
Residential construction	10,101	1,232	-	-	-	-	11,333
Residential first mortgage	155,916	686	592	1,489	-	-	158,683
Residential junior mortgage	51,843	99	-	162	-	-	52,104
Retail & other	5,904	6	-	-	-	-	5,910
Total loans	$822,659	$43,572	$6,272	$10,838	$-	$-	$883,341
Percent of total	93.2%	4.9%	0.7%	1.2%	-	-	100%

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

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present impaired loans as of June 30, 2015 and December 31, 2014. As a further breakdown, impaired loans are also summarized by originated and acquired for the periods presented. Purchased credit impaired loans acquired were initially recorded at a fair value of $16.7 million on their respective acquisition dates, net of an initial $12.2 million non-accretable mark and a zero accretable mark. At June 30, 2015, $3.1 million of the $16.7 million remain in impaired loans and $0.7 million of acquired loans have subsequently become impaired, bringing acquired impaired loans to $3.8 million. Included in the June 30, 2015 and December 31, 2014 impaired loans is one troubled debt restructuring totaling $3.7 million and $3.8 million, respectively, described below under “Troubled Debt Restructurings.”

	Total Impaired Loans – June 30, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$48	$59	$-	$40	$4
Owner-occupied CRE	697	1,763	-	782	65
AG production	38	58	-	38	2
AG real estate	403	511	-	406	13
CRE investment	1,050	2,869	-	1,110	73
Construction & land development*	4,361	4,903	287	4,163	49
Residential construction	-	-	-	-	-
Residential first mortgage	723	2,037	-	753	47
Residential junior mortgage	148	489	-	151	11
Retail & Other	-	15	-	-	1
Total	$7,468	$12,704	$287	$7,443	$265

Originated – June 30, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$47	$47	$-	$37	$1
Owner-occupied CRE	-	-	-	-	-
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development*	3,652	3,652	287	3,715	19
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$3,699	$3,699	$287	$3,752	$20

	Acquired – June 30, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$1	$12	$-	$3	$3
Owner-occupied CRE	697	1,763	-	782	65
AG production	38	58	-	38	2
AG real estate	403	511	-	406	13
CRE investment	1,050	2,869	-	1,110	73
Construction & land development	709	1,251	-	448	30
Residential construction	-	-	-	-	-
Residential first mortgage	723	2,037	-	753	47
Residential junior mortgage	148	489	-	151	11
Retail & Other	-	15	-	-	1
Total	$3,769	$9,005	$-	$3,691	$245

*One construction and land development loan with a balance of $3.7 million had a specific reserve of $287,000. No other loans had a related allowance at June 30, 2015 and, therefore, the above disclosure was not expanded to include loans with and without a related allowance.

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

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

Troubled Debt Restructurings

At June 30, 2015, there were twelve loans classified as troubled debt restructurings totaling $4.4 million. One loan had a pre-modification balance of $3.9 million and at June 30, 2015, had a balance of $3.7 million, was in compliance with its modified terms, was not past due, and was included in impaired loans with a specific reserve allocation of approximately $287,000. This loan is performing but is disclosed as impaired as a result of its classification as a troubled debt restructuring. The remaining eleven loans had a combined pre-modification balance of $1.8 million and a combined outstanding balance of $787,000 at June 30, 2015. There were no other loans which were modified and classified as troubled debt restructurings at June 30, 2015. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted as of June 30, 2015.

Note 6 - Notes Payable

The Company had the following long-term notes payable:

(in thousands)	June 30, 2015	December 31, 2014
Joint venture note	$9,545	$9,675
Federal Home Loan Bank (“FHLB”) advances	11,500	11,500
Notes payable	$21,045	$21,175

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

The Company’s FHLB advances are all fixed rate, require interest-only monthly payments, and have maturities through February 2018. The weighted average rates of FHLB advances were 0.71% at June 30, 2015 and December 31, 2014. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which totaled approximately $170 million and $164 million at June 30, 2015 and December 31, 2014, respectively.

The following table shows the maturity schedule of the notes payable as of June 30, 2015:

Maturing in	(in thousands	)
2015	$5,633
2016	14,412
2017	-
2018	1,000
	$21,045

Note 7 - Junior Subordinated Debentures

The Company’s carrying value of junior subordinated debentures was $12.4 million at June 30, 2015 and $12.3 million at December 31, 2014. In July 2004 Nicolet Bankshares Statutory Trust I (the “Statutory Trust”), issued $6.0 million of guaranteed preferred beneficial interests (“trust preferred securities”) that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of the Statutory Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Statutory Trust to purchase $6.2 million of junior subordinated debentures of the Company, which pay an 8% fixed rate. Interest on these debentures is current. The debentures may be redeemed in part or in full, on or after July 15, 2009 at par plus any accrued but unpaid interest. The maturity date of the debenture, if not redeemed, is July 15, 2034.

As part of the 2013 acquisition of Mid-Wisconsin Financial Services, Inc., the Company assumed $10.3 million of junior subordinated debentures related to $10.0 million of issued trust preferred securities. The trust preferred securities and the debentures mature on December 15, 2035 and have a floating rate of the three-month LIBOR plus 1.43% adjusted quarterly. Interest on these debentures is current. The debentures may be called at par in part or in full, on or after December 15, 2010 or within 120 days of certain events. At acquisition in April 2013 the debentures were recorded at a fair value of $5.8 million, with the discount being accreted to interest expense over the remaining life of the debentures. At June 30, 2015, the carrying value of these junior debentures was $6.2 million, and the $5.9 million carrying value of related trust preferred securities qualifies as Tier 1 capital.

Note 8 – Subordinated Notes

On February 17, April 28, and June 29, 2015, the Company placed an aggregate of $12 million in subordinated Notes in private placements with certain accredited investors. All Notes were issued with 10-year maturities, have a fixed annual interest rate of 5% payable quarterly, are callable on or after the fifth anniversary of their respective issuances dates, and qualify for Tier 2 capital for regulatory purposes.

The Company elected to early adopt ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The $180,000 debt issuance costs associated with the $12 million Notes are being amortized on a straight line basis over the first five years, representing the no-call periods, as additional interest expense. As of June 30, 2015, $169,000 of unamortized debt issuance costs remain and are reflected as a deduction to the outstanding debt.

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

Note 9 - Fair Value Measurements, continued

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented. One security classified as Level 3 was purchased for $0.9 million during the first quarter of 2015. There were no other changes in Level 3 values to report during the first six months of 2015.

		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
U.S. government sponsored enterprises	$293	$-	$293	$-
State, county and municipals	99,784	-	99,208	576
Mortgage-backed securities	54,543	-	54,543	-
Corporate debt securities	1,140	-	-	1,140
Equity securities	3,927	3,927	-	-
Securities AFS, June 30, 2015	$159,687	$3,927	$154,044	$1,716

(in thousands)
U.S. government sponsored enterprises	$1,039	$-	$1,039	$-
State, county and municipals	102,776	-	102,200	576
Mortgage-backed securities	61,677	-	61,677	-
Corporate debt securities	220	-	-	220
Equity securities	2,763	2,763	-	-
Securities AFS, December 31, 2014	$168,475	$2,763	$164,916	$796

The following is a description of the valuation methodologies used by the Company for the Securities AFS noted in the tables of this footnote. Where quoted market prices on securities exchanges are available, the investment is classified as Level 1. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include mortgage-related securities and obligations of state, county and municipals. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include auction rate securities available for sale (for which there has been no liquid market since 2008) and corporate debt securities, which include trust preferred security investments. At June 30, 2015 and December 31, 2014, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on receipt of par from refinances for the auction rate securities and the internal analysis on the corporate debt securities.

The following table presents the Company’s impaired loans and other real estate owned (“OREO”) measured at fair value on a nonrecurring basis for the periods presented.

Measured at Fair Value on a Nonrecurring Basis
Fair Value Measurements Using

(in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2015:
Impaired loans	$7,181	$-	$-	$7,181
OREO	964	-	-	964
December 31, 2014:
Impaired loans	$8,278	$-	$-	$8,278
OREO	1,966	-	-	1,966

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

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014 are shown below.

June 30, 2015
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$58,766	$58,766	$58,766	$-	$-
Certificates of deposit in other banks	4,168	4,186	-	4,186	-
Securities AFS	159,687	159,687	3,927	154,044	1,716
Other investments	8,117	8,117	-	5,976	2,141
Loans held for sale	3,884	3,931	-	3,931	-
Loans, net	873,579	885,298	-	-	885,298
Bank owned life insurance	27,976	27,976	27,976	-	-

Financial liabilities:
Deposits	$999,939	$1,001,955	$-	$-	$1,001,955
Short-term borrowings	10,000	10,000	10,000
Notes payable	21,045	23,961	-	11,524	12,437
Junior subordinated debentures	12,427	11,806	-	-	11,806
Subordinated notes	11,831	11,545	-	-	11,545

December 31, 2014
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$68,708	$68,708	$68,708	$-	$-
Certificates of deposit in other banks	10,385	10,421	-	10,421	-
Securities AFS	168,475	168,475	2,763	164,916	796
Other investments	8,065	8,065	-	5,924	2,141
Loans held for sale	7,272	7,272	-	7,272	-
Loans, net	874,053	881,793	-	-	881,793
Bank owned life insurance	27,479	27,479	27,479	-	-

Financial liabilities:
Deposits	$1,059,903	$1,062,262	$-	$-	$1,062,262
Notes payable	21,175	24,212	-	11,526	12,686
Junior subordinated debentures	12,328	11,711	-	-	11,711

Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, other investments, bank owned life insurance, short-term borrowings, and nonmaturing deposits. For those financial instruments not previously disclosed the following is a description of the evaluation methodologies used.

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

Notes payable: The fair value of the Federal Home Loan Bank advances is obtained from the Federal Home Loan Bank which uses a discounted cash flow analysis based on current market rates of similar maturity debt securities and represents a Level 2 measurement. The fair values of remaining notes payable are estimated using discounted cash flow analysis based on current interest rates being offered by instruments with similar terms and credit quality which represents a Level 3 measurement.

Junior subordinated debentures and subordinated notes: The fair values of these debt instruments utilize a discounted cash flow analysis based on an estimate of current interest rates being offered by instruments with similar terms and credit quality. Since the market for these instruments is limited, the internal evaluation represents a Level 3 measurement.

Off-balance-sheet instruments: The estimated fair value of letters of credit at June 30, 2015 and December 31, 2014 was insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2015 and December 31, 2014.

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

Note 10 – Subsequent Events

On July 21, 2015 the Company’s Board of Directors approved to modify its current common stock repurchase program, adding $6 million more to repurchase up to 175,000 more shares of its outstanding common stock, which when combined with the previous authorizations, provides for utilization of up to $18 million to repurchase up to 800,000 shares of its common stock. Life-to-date through June 30, 2015, the Company has repurchased 390,595 shares of its common stock for $9.4 million.

Effective August 7, 2015 Nicolet National Bank sold its Neillsville, WI and Fairchild, WI branches to another community bank (the “Buyer”). The Buyer assumed $38 million in deposits and purchased $13 million in loans and other assets. The sale resulted in an overall net gain of approximately $0.2 million.

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

At June 30, 2015, Nicolet Bankshares, Inc. and its subsidiaries (“Nicolet” or the “Company”) had total assets of $1.2 billion, loans of $883 million, deposits of $1.0 billion and total shareholders’ equity of $114 million. Nicolet’s profitability is significantly dependent upon net interest income (interest income earned on loans and other interest-earning assets such as investments, net of interest expense on deposits and other borrowed funds), and noninterest income sources (including but not limited to service charges on deposits, trust and brokerage fees, mortgage income from sales of residential mortgages into the secondary market, and other fees or revenue from financial services provided to customers or ancillary to loans and deposits), offset by the level of the provision for loan losses, noninterest expenses (largely employee compensation and overhead expenses tied to processing and operating the Bank’s business), and income taxes. Business volumes and pricing drive revenue potential and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth and competitive conditions within the marketplace. For the six months ended June 30, 2015, Nicolet earned net income of $6.0 million, and after $122,000 of preferred stock dividends, net income available to common shareholders was $5.9 million or $1.36 per diluted common share.

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

The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at June 30, 2015. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the ALLL. These agencies may require Nicolet to make additions to the ALLL based on their judgments of collectability based on information available to them at the time of their examination.

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

Management’s Discussion and Analysis

The following discussion is Nicolet management’s analysis of the consolidated financial condition as of June 30, 2015 and December 31, 2014 and results of operations for the three and six-month periods ended June 30, 2015 and 2014. It should be read in conjunction with Nicolet’s audited consolidated financial statements as of December 31, 2014 and 2013, and for the two years ended December 31, 2014, included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2014.

Performance Summary

Nicolet reported net income of $6.0 million for the six months ended June 30, 2015, compared to $4.8 million for the first six months of 2014. After $122,000 of preferred stock dividends, net income available to common shareholders was $5.9 million, or $1.36 per diluted common share for the first half of 2015. Comparatively, after $122,000 of preferred stock dividends, net income available to common shareholders was $4.6 million, or $1.08 per diluted common share for the first half of 2014.

•	Net interest income was $20.7 million for the first six months of 2015, an increase of $0.2 million or 1% over the first six months of 2014. The improvement was primarily the result of favorable volume variances in excess of unfavorable rate variances. On a tax-equivalent basis, the net interest margin for the first six months of 2015 was 3.89%, up 10 basis points (“bps”) from 3.79% for the comparable 2014 period. Between the comparable six-month periods, the earning asset yield increased 10 bps to 4.55%, while the cost of interest bearing liabilities increased by 4 bps to 0.83%, resulting in a 6 bps increase in the interest rate spread between the comparable six-month periods.

•	Loans were $883 million at June 30, 2015, unchanged from $883 million at December 31, 2014, but up $23 million or 3% over $860 million at June 30, 2014. Between the comparative six-month periods, average loans grew 4%, to $884 million for 2015 yielding 5.14%, compared to $851 million for 2014 yielding 5.31%. The loan yields for both six-month periods included similar discount accretion on acquired loans.

•	Total deposits were $1.0 billion at June 30, 2015, down $60 million or 6% from $1.1 billion at December 31, 2014 (following a customary pattern of deposit decline historically following year ends through the first six months of the year). Between the comparative six-month periods, average total deposits were unchanged at $1.0 billion, with interest-bearing deposits costing 0.64% for the first half of 2015, compared to 0.62% for the same period in 2014.

•	Asset quality measures were strong at June 30, 2015. Nonperforming assets were $5.2 million at June 30, 2015, down 29% from year end 2014 and down 40% from a year ago. Nonperforming assets represented 0.44%, 0.61% and 0.74% of total assets at June 30, 2015, December 31, 2014, and June 30, 2014, respectively. The allowance for loan losses was $9.7 million or 1.10% of loans at June 30, 2015, compared to $9.3 million or 1.05%, respectively at year end 2014, and $9.6 million or 1.12%, respectively at June 30, 2014. The provision for loan losses was $0.9 million with net charge offs of $0.5 million for the first six months of 2015, versus provision of $1.4 million with $0.9 million of net charge offs for the comparable 2014 period.

•	Noninterest income was $9.0 million for the first six months of 2015 (including $1.0 million net gain on sales or write-downs of assets) compared to $6.6 million for the first six months of 2014 (which included $0.3 million net gain on sales or write-downs of assets). Removing these net gains, noninterest income was up $1.7 million or 27% between the six-month periods. The most notable increase over prior year was mortgage income which was up $1.2 million or 188%, resulting from significantly stronger production in the first half of 2015 compared to the first half of 2014.

•	Noninterest expense was $19.5 million for the first six months of 2015, up $0.5 million or 2% over the first six months of 2014. Between the six-month periods, salaries and benefits were up $0.7 million or 6% largely a result of merit increases, incentive accruals and higher stock compensation expense. Processing costs were up $0.2 million or 13% mostly commensurate with growth in the number of accounts and enhanced fraud software implemented in 2015. All other noninterest expense categories in the first half of 2015 were down compared to the first half of 2014, with occupancy, equipment and office expense showing the most notable decrease as a result of a less harsh 2015 winter than the prior year, and final integration costs for phones and systems expensed in the first half of 2014.

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

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $20.7 million in the first six months of 2015, 1% higher than $20.5 million in the first six months of 2014. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $0.6 million and $0.3 million for the first six months of 2015 and 2014, respectively, resulting in taxable equivalent net interest income of $21.3 million and $20.8 million, respectively.

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

Table 1: Year-To-Date Net Interest Income Analysis

	For the Six Months Ended June 30,
	2015			2014
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$883,794	$22,822	5.14%	$851,033	$22,686	5.31%
Investment securities
Taxable	77,145	759	1.97%	86,676	833	1.92%
Tax-exempt (2)	86,430	1,048	2.43%	41,539	609	2.93%
Other interest-earning assets	41,779	219	1.05%	112,790	263	0.47%
Total interest-earning assets	1,089,148	$24,848	4.55%	1,092,038	$24,391	4.45%
Cash and due from banks	30,154			36,078
Other assets	70,047			64,996
Total assets	$1,189,349			$1,193,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$124,086	$151	0.25%	$103,854	$128	0.25%
Interest-bearing demand	204,373	828	0.82%	205,956	752	0.74%
MMA	258,947	296	0.23%	273,851	396	0.29%
Core CDs and IRAs	207,284	1,134	1.10%	231,590	1,123	0.98%
Brokered deposits	30,577	208	1.37%	43,871	247	1.13%
Total interest-bearing deposits	825,267	2,617	0.64%	859,122	2,646	0.62%
Other interest-bearing liabilities	41,352	942	4.54%	53,722	940	3.48%
Total interest-bearing liabilities	866,619	3,559	0.83%	912,844	3,586	0.79%
Noninterest-bearing demand	200,392			165,177
Other liabilities	8,982			7,997
Total equity	113,356			107,094
Total liabilities and stockholders’ equity	$1,189,349			$1,193,112
Net interest income and rate spread		$21,289	3.72%		$20,805	3.66%
Net interest margin			3.89%			3.79%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Table 2: Year-To-Date Volume/Rate Variance

Comparison of the six months ended June 30, 2015 versus the six months ended June 30, 2014 follows:

	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net
Earning assets

Loans	$859	$(723)	$136
Investment securities
Taxable	(80)	6	(74)
Tax-exempt	560	(121)	439
Other interest-earning assets	(30)	(14)	(44)

Total interest-earning assets	$1,309	$(852)	$457

Interest-bearing liabilities
Savings deposits	$25	$(2)	$23
Interest-bearing demand	(6)	82	76
MMA	(21)	(79)	(100)
Core CDs and IRAs	(125)	136	11
Brokered deposits	(84)	45	(39)

Total interest-bearing deposits	(211)	182	(29)
Other interest-bearing liabilities	106	(104)	2

Total interest-bearing liabilities	(105)	78	(27)
Net interest income	$1,414	$(930)	$484

Table 3: Quarterly Net Interest Income Analysis

	For the Three Months Ended June 30,
	2015			2014
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$878,753	$10,813	4.88%	$855,315	$11,647	5.40%
Investment securities
Taxable	75,776	365	1.93%	85,326	415	1.95%
Tax-exempt (2)	86,180	520	2.41%	46,062	312	2.71%
Other interest-earning assets	38,746	119	1.24%	96,859	128	0.52%
Total interest-earning assets	1,079,455	$11,817	4.35%	1,083,562	$12,502	4.58%
Cash and due from banks	29,925			29,367
Other assets	69,372			64,725
Total assets	$1,178,752			$1,177,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$126,195	$78	0.25%	$107,025	$67	0.25%
Interest-bearing demand	205,531	423	0.82%	208,668	384	0.74%
MMA	242,269	135	0.22%	262,779	185	0.28%
Core CDs and IRAs	205,409	567	1.11%	229,251	614	1.08%
Brokered deposits	30,569	105	1.38%	36,509	115	1.26%
Total interest-bearing deposits	809,973	1,308	0.65%	844,232	1,365	0.65%
Other interest-bearing liabilities	43,795	510	4.60%	50,815	468	3.64%
Total interest-bearing liabilities	853,768	1,818	0.85%	895,047	1,833	0.82%
Noninterest-bearing demand	201,783			165,909
Other liabilities	9,052			8,885
Total equity	114,149			107,813
Total liabilities and stockholders’ equity	$1,178,752			$1,177,654
Net interest income and rate spread		$9,999	3.50%		$10,669	3.76%
Net interest margin			3.67%			3.90%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Table 4: Quarterly Volume/Rate Variance

Comparison of the three months ended June 30, 2015 versus the three months ended June 30, 2014 follows:

	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net
Earning assets

Loans	$311	$(1,145)	$(834)
Investment securities
Taxable	(39)	(11)	(50)
Tax-exempt	245	(37)	208
Other interest-earning assets	(9)	-	(9)

Total interest-earning assets	$508	$(1,193)	$(685)

Interest-bearing liabilities
Savings deposits	$12	$(1)	$11
Interest-bearing demand	(6)	45	39
MMA	(14)	(36)	(50)
Core CDs and IRAs	(65)	18	(47)
Brokered deposits	(20)	10	(10)

Total interest-bearing deposits	(93)	36	(57)
Other interest-bearing liabilities	90	(48)	42

Total interest-bearing liabilities	(3)	(12)	(15)
Net interest income	$511	$(1,181)	$(670)

Table 5: Interest Rate Spread, Margin and Average Balance Mix — Taxable-Equivalent Basis

	Six Months Ended June 30,
	2015			2014
(in thousands)	Averag Balance	% of Earning Assets	Yield/Rate	Average Balance	% of Earning Assets	Yield/Rate
Total loans	$883,794	81.1%	5.14%	$851,033	77.9%	5.31%
Securities and other earning assets	205,354	18.9%	1.98%	241,005	22.1%	1.42%
Total interest-earning assets	$1,089,148	100%	4.55%	$1,092,038	100%	4.45%

Interest-bearing liabilities	$866,619	79.6%	0.83%	$912,844	83.6%	0.79%

Noninterest-bearing funds, net	222,529	20.4%		179,194	16.4%
Total funds sources	$1,089,148	100%	0.64%	$1,092,038	100%	0.66%
Interest rate spread			3.72%			3.66%
Contribution from net free funds			0.17%			0.13%
Net interest margin			3.89%			3.79%

Taxable-equivalent net interest income was $21.3 million for the first six months of 2015, an increase of $0.5 million or 2% over the same period in 2014. Taxable equivalent interest income increased $0.5 million (or 2%) between the six-month periods driven by loans, including $0.9 million more interest income from higher loan volumes offset by $0.7 million from lower loan yields, and aided by greater deployment of low-earning cash into investments. Interest expense remained consistent between the periods.

The taxable-equivalent net interest margin was 3.89% for the first six months of 2015, up 10 bps versus the first six months of 2014. With a favorable increase in earning asset yield to 4.55% (up 10 bps) and a 4 bps rise in the cost of funds (to 0.83%), the interest rate spread rose 6 bps between the first half periods. In general, there has been and will be underlying downward margin pressure as assets mature in this prolonged low-rate environment, with current reinvestment rates substantially lower than previous rates and less opportunity to offset such with similar changes in the already low cost of funds. Additionally, while both 2015 and 2014 periods are experiencing favorable income from discount accretion on acquired loans, particularly where such loans pay or resolve at better than their carrying values, such favorable interest flow can be sporadic and will likely diminish over time.

The earning asset yield was influenced mainly by loans, representing 81% of average earning assets and yielding 5.14% for the first six months of 2015, compared to 78% and 5.31%, respectively, for the first six months of 2014. The 17 bps decrease in loan yield between the six-month periods was largely due to lower loan yields in the prolonged rate environment, as aggregate discount accretion on acquired loans was similar between the six-month periods. Non-loan earning assets represented 19% of average earning assets and yielded 1.98%, versus 22% and 1.42%, respectively for the comparable six-month period in 2014. A significantly lower proportion of low-earning cash was the main reason for the 56 bps increase in the non-loan yield between the six-month periods (i.e. interest-bearing cash representing 4% of average earning assets for the first half of 2015 versus 10% a year ago).

Nicolet’s cost of funds increased 4 bps to 0.83% for the first six months of 2015 compared to a year ago. The average cost of interest-bearing deposits (which represent over 90% of average interest-bearing liabilities for both periods), was 0.64% for the first six months of 2015, up 2 bps over the first six months of 2014. The cost of interest-bearing demand deposits increased 8 bps as a result of mix changes with average balances remaining steady. Costs associated with money market accounts decreased 6 bps in conjunction with a drop in deposit rates compared to last year. The costs related to time deposits (both CDs and brokered deposits) increased as lower costing time deposits matured leaving a base of higher costing funds but at lower average balances. Average other interest-bearing liabilities (comprised of short- and long-term borrowings) decreased $12.4 million and cost 106 bps more between the six-month periods as lower cost advances matured and were not renewed and subordinated debt was added to the funding mix in the first half of 2015.

Average interest-earning assets were $1.1 billion for the first six months of 2015 and 2014. While the balance of average interest-earning assets was consistent, the mix improved, led by an increase in total loans of $33 million (to $884 million, up 4%) offset by a decrease in average non-loan earning assets of $36 million (comprised of a $71 million decline in interest-bearing cash and a $35 million increase in investments) to $205 million.

Average interest-bearing liabilities were $867 million, down $46 million or 5% versus the first six months of 2014, comprised of a $34 million decrease in interest-bearing deposits (to $825 million, representing 95% of average interest-bearing liabilities), and an $12 million decrease in average other interest-bearing liabilities (to $41 million) led by lower repurchase agreements and FHLB advances offset partly by new subordinated debt.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2015 and 2014 was $0.9 million and $1.4 million, respectively, exceeding net charge offs of $0.5 million and $0.9 million, respectively. Asset quality trends remained strong with continued resolutions of problem loans. The ALLL was $9.7 million (1.10% of loans) at June 30, 2015, compared to $9.3 million (1.05% of loans) at December 31, 2014 and $9.6 million (1.12% of loans) at June 30, 2014.

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

Noninterest Income

Table 6: Noninterest Income

	For the three months ended June 30,				For the six months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
(in thousands)
Service charges on deposit accounts	$612	$544	$68	12.5%	$1,121	$1,038	$83	8.0%
Trust services fee income	1,236	1,119	117	10.5	2,440	2,224	216	9.7
Mortgage income	985	431	554	128.5	1,859	646	1,213	187.8
Brokerage fee income	169	166	3	1.8	339	326	13	4.0
Bank owned life insurance (“BOLI”)	255	220	35	15.9	497	434	63	14.5
Rent income	282	288	(6)	(2.1)	566	588	(22)	(3.7)
Investment advisory fees	85	102	(17)	(16.7)	203	212	(9)	(4.2)
Gain on sale or write-down of assets, net	740	(442)	1,182	N/M*	951	308	643	N/M*
Other income	530	452	78	17.3	988	864	124	14.4
Total noninterest income	$4,894	$2,880	$2,014	69.9%	$8,964	$6,640	$2,324	35.0%
Noninterest income without net gains	$4,154	$3,322	$832	25.0%	$8,013	$6,332	$1,681	26.5%

*N/M means not meaningful.

Comparison of the six months ending June 30, 2015 versus 2014

Noninterest income was $9.0 million for the first six months of 2015 (including $1.0 million of net gain on sales of assets), compared to $6.6 million for the first six months of 2014 (including $0.3 million of net gain on sale of assets). Removing these net gains, noninterest income was up $1.7 million or 26.5% between the six-month periods.

Net gain on sale or write-down of assets was $1.0 million and $0.3 million for the six months of 2015 and 2014, respectively. The 2015 activity consisted of $0.6 million net gains on sales of investments and $0.3 million net gains on sales of OREO while the 2014 activity consisted of a $0.3 million gain on the sale of an equity security holding, $0.6 million net gain on sales of OREO and a $0.6 million write-down of an acquired former branch building moved to OREO in second quarter 2014.

Service charges on deposit accounts were $1.1 million for the first six months of 2015, up $0.1 million (or 8.0%) over the comparable period of 2014, mainly due to the increase in the number of accounts.

Trust service fees increased to $2.4 million for the first six months of 2015, up $0.2 million (or 9.7%) over the comparable 2014 period. Brokerage fees were $0.3 million, up 4.0% over the first six months of 2014. Both benefited from continued market improvement over last year and net new business, as well as on rising assets under management on which trust fees are based.

Mortgage income represents predominantly net gains received from the sale of residential real estate loans service-released into the secondary market and, to a smaller degree, some related income. The first half of 2015 saw a significantly more robust mortgage market and strong production compared to the first half of 2014 (with six-month originations of $105 million for 2015 versus $33 million for 2014). As a result, mortgage income was $1.9 million for first half 2015 compared to $0.6 million for first half 2014 (up $1.2 million or 187.8% between the six-month periods).

The remaining income categories included modest increases. BOLI income was $0.5 million for the first six months of 2015, up 14.5% over the comparable period in 2014 in line with the 15% increase in the average BOLI balance. Rent income, investment advisory fees and other noninterest income combined were $1.8 million for the first six months of 2015 compared to $1.7 million for the comparable 2014 period, with the increase mostly attributable to ancillary fees tied to deposit-related products, such as debit card and wire fee income.

Noninterest Expense

Table 7: Noninterest Expense

	For the three months ended June 30,				For the six months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
(in thousands)
Salaries and employee benefits	$5,668	$5,384	284	$5.3%	$11,359	$10,679	$680	6.4%
Occupancy, equipment and office	1,733	1,737	(4)	(0.2)	3,518	3,635	(117)	(3.2)
Business development and marketing	550	537	13	2.4	1,035	1,072	(37)	(3.5)
Data processing	890	775	115	14.8	1,721	1,529	192	12.6
FDIC assessments	163	203	(40)	(19.7)	327	387	(60)	(15.5)
Core deposit intangible amortization	260	315	(55)	(17.5)	535	650	(115)	(17.7)
Other	460	533	(73)	(13.7)	1,031	1,120	(89)	(7.9)
Total noninterest expense	$9,724	$9,484	$240	2.5%	$19,526	$19,072	$454	2.4%

Comparison of the six months ending June 30, 2015 versus 2014

Total noninterest expense was $19.5 million for the first six months of 2015, up $0.5 million, or 2.4% over the first six months of 2014 in line with a continual focus on expense management. Salaries and employee benefits and data processing were up while all other expense categories were down compared to the same period in 2014.

Salaries and employee benefits expense was $11.4 million for the first six months of 2015, up $0.7 million or 6.4% compared to the first six months of 2014, primarily the result of merit increases, incentive accruals and higher stock based compensation. Average full time equivalent employees for the first six months of 2015 were 284, up 1% over 280 for the comparable 2014 period.

Occupancy, equipment and office expense decreased $0.1 million to $3.5 million for the first six months of 2015 compared to 2014. This 3.2% decrease was primarily the result of a less harsh 2015 winter than 2014 resulting in lower expenses for utilities and snowplowing. The first six months of 2014 also included final integration costs on systems and phones not recurring in 2015.

Business development and marketing expense decreased slightly between the comparable six-month periods, with similar spending on promotional materials and media advertising.

Data processing expenses, which are primarily volume-based, rose $0.2 million or 12.6% between the six-month periods, in line with the increase in number of accounts, enhanced fraud software implemented in 2015 and increased services.

Core deposit intangible amortization declined as the intangible has aged under an accelerated amortization schedule. FDIC assessments were lower between the six-month periods mostly due to a lower assessment rate, and other expense declined mostly from lower OREO and foreclosure costs.

Income Taxes

For the six-month periods ending June 30, 2015 and 2014, income tax expense was $3.2 million and $1.9 million, respectively. GAAP requires that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. No valuation allowance was determined to be necessary as of June 30, 2015 or December 31, 2014.

Comparison of the three months ending June 30, 2015 versus 2014

Nicolet reported net income of $2.9 million for the three months ended June 30, 2015, compared to $2.6 million for the comparable period of 2014. Net income available to common shareholders for the second quarter of 2015 was $2.9 million, or $0.66 per diluted common share, compared to net income available to common shareholders of $2.5 million, or $0.58 per diluted common share, for the second quarter of 2014.

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $9.7 million in the second quarter of 2015 versus $10.5 million in the second quarter of 2014. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $0.3 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, resulting in taxable equivalent net interest income of $10.0 million and $10.7 million, respectively. Taxable equivalent net interest income for second quarter 2015 was down $0.7 million or 6% versus second quarter 2014, with $1.2 million of the decrease due to rate variances (predominately in loans, with the 2014 quarter carrying higher levels of discount accretion on resolving acquired loans including one that resolved at $0.3 million greater than its estimated fair value, as well as underlying loan yield pressure) offset with a $0.5 million increase from favorable volume variances (especially in earning assets).

The earning asset yield was 4.35% for second quarter 2015, 23 bps lower than second quarter 2014, mainly due to a decline in the yield on loans (as explained above) offset by a lower percentage of average non-loan earning assets (19% for second quarter 2015 versus 21% of earning assets for second quarter 2014) which earn less than loan assets.

Between the second quarter periods, the cost of funds increased 3 bps to 0.85% in 2015 versus 2014. The increase in cost of funds was driven mainly by the 2015 quarter carrying new 5% subordinated debt in other interest-bearing liabilities which cost 4.60% in 2015, up 96 bps over the 2014 quarter, while the cost of interest-bearing deposits remained unchanged at 0.65% in both the second quarter of 2015 and 2014.

Noninterest income was $4.9 million for second quarter 2015, up $2.0 million from $2.9 million for the second quarter 2014. Noninterest income without net gains was up $0.8 million or 25%, largely due to mortgage income (up $0.6 million given higher production), and trust and brokerage fees (up $0.1 million combined given increased business and market improvements). Net gain on sale or write-down of assets for second quarter 2015 consisted of a $0.2 million net gain on OREO resolutions and $0.6 million gains on sales of investments, while second quarter 2014 included a $0.6 million write-down of an acquired former branch building moved to OREO offset by a $0.2 million net gain on OREO resolutions.

Noninterest expense was $9.7 million for the second quarter of 2015, up $0.2 million or 3% from second quarter 2014. Salaries and employee benefits for the second quarter of 2015 were $0.3 million or 5% higher than the second quarter of 2014 driven mostly by merit increases, incentive accruals and higher stock option expense. Data processing was $0.1 million higher than second quarter 2014 from increased accounts and enhanced fraud software implemented in 2015. All other expenses combined decreased $0.2 million between the second quarter periods due to factors consistent with the reduction in year to date expenses noted earlier.

The provision for loan losses for the three months ended June 30, 2015 and 2014 was $0.5 million and $0.7 million respectively. Net charge offs for the quarter ending June 30, 2015 were $0.3 million compared to $0.3 million for the same period in 2014. At June 30, 2015, the ALLL was $9.7 million (or 1.10% of total loans) compared to $9.6 million (or 1.12% of total loans) at June 30, 2014.

Income tax expense was $1.5 million and $0.6 million for the second quarters of 2015 and 2014, respectively. The effective tax rates were 33% for second quarter 2015 and 20% for second quarter 2014.

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

Nicolet’s primary lending function is to make 1) commercial loans, consisting of commercial and industrial business loans, agricultural (“AG”) production, and owner-occupied commercial real estate (“CRE”) loans; 2) CRE loans, consisting of commercial investment real estate loans, AG real estate, and construction and land development loans; 3) residential real estate loans, including residential first mortgages, residential junior mortgages (such as home equity loans and lines), and residential construction loans; and 4) retail and other loans. Using these four broad groups the mix of loans at June 30, 2015 was 56% commercial, 18% CRE loans, 25% residential real estate, and 1% retail and other loans; and grouped further the loan mix was 74% commercial-based and 26% retail-based.

Total loans were $883 million at June 30, 2015 compared to $883 million at December 31, 2014 (essentially unchanged). Compared to June 30, 2014, loans grew $23 million or 2.7%. On average, loans were $884 million and $851 million for the first six months of 2015 and 2014, respectively, up 4%.

Table 8: Period End Loan Composition

	June 30, 2015		December 31, 2014		June 30, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$309,103	35.0%	$289,379	32.7%	$269,377	31.3%
Owner-occupied CRE	175,809	19.9	182,574	20.7	187,225	21.8
AG production	14,432	1.6	14,617	1.6	13,982	1.6
AG real estate	40,783	4.6	42,754	4.8	41,934	4.9
CRE investment	82,486	9.3	81,873	9.3	79,639	9.3
Construction & land development	38,387	4.4	44,114	5.0	45,504	5.3
Residential construction	10,321	1.2	11,333	1.3	11,895	1.4
Residential first mortgage	153,857	17.4	158,683	18.0	154,713	18.0
Residential junior mortgage	52,433	6.0	52,104	5.9	50,244	5.8
Retail & other	5,691	0.6	5,910	0.7	5,573	0.6
Total loans	$883,302	100%	$883,341	100%	$860,086	100%

Broadly, commercial-based loans versus retail-based loans were unchanged at 74% commercial-based and 26% retail-based at June 30, 2015 and December 31, 2014. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively as well as the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.

Commercial and industrial loans consist primarily of commercial loans to small businesses and, to a lesser degree, to municipalities within a diverse range of industries. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans increased $20 million since year end 2014. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and increased to 35.0% of the total portfolio at June 30, 2015, up from 32.7% at December 31, 2014.

Owner-occupied CRE loans declined to 19.9% of loans at June 30, 2015 from 20.7% at December 31, 2014 and primarily consist of loans within a diverse range of industries secured by business real estate that is occupied by borrowers (i.e. who operate their businesses out of the underlying collateral) and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral.

AG production and AG real estate loans combined consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland. In total, agricultural loans decreased $2 million since year end 2014, representing 6.2% of total loans at June 30, 2015, versus 6.4% at December 31, 2014.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. The balance of these loans increased $0.6 million since year end 2014, representing 9.3% of total loans at June 30, 2015 and December 31, 2014.

Loans in the construction and land development portfolio provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis. Lending on originated loans in this category has remained relatively steady as a percent of loans. Since December 31, 2014, balances have decreased $5.7 million, and this category represented 4.4% and 5.0% of total loans at June 30, 2015 and year-end 2014, respectively.

On a combined basis, Nicolet’s residential real estate loans represent 24.6% of total loans at June 30, 2015, down slightly from 25.2% at December 31, 2014. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. Across the industry, home equities generally involve loans that are in second or junior lien positions, but Nicolet has secured many such loans in a first lien position, further mitigating the portfolio risks. Nicolet has not experienced significant losses in its residential real estate loans; however, if market values in the residential real estate markets decline, particularly in Nicolet’s market area, rising loan-to-value ratios could cause an increase in the provision for loan losses. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. Mortgage loans retained in the portfolio are typically of high quality and have historically had low net charge off rates. While mortgage loans normally hold terms of 30 years, Nicolet’s portfolio mortgages have an average contractual life of less than 15 years.

Loans in the retail and other classification represent less than 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and/or guaranty positions. The loan balances in this portfolio remained relatively unchanged from December 31, 2014 to June 30, 2015.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2015, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

Allowance for Loan and Lease Losses

In addition to the discussion that follows, see also Note 1, “Basis of Presentation,” and Note 5, “Loans, Allowance for Loan Losses and Credit Quality,” in the notes to the unaudited consolidated financial statements and the “Critical Accounting Policies” within management’s discussion and analysis.

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

Management allocates the ALLL by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve for the estimated shortfall is established for all loans determined to be impaired. The specific reserve in the ALLL is equal to the aggregate collateral or discounted cash flow shortfall calculated from the impairment analyses. Loans measured for impairment include nonaccrual loans, non-performing troubled debt-restructurings (“restructured loans”), or other loans determined to be impaired by management. Second, Nicolet’s management allocates ALLL with historical loss rates by loan segment. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels on an annual basis. Beginning in the first quarter of 2014, management extended the look-back period on which the average historical loss rates are determined, from a prior three-year period to a rolling 20-quarter (5 year) average, as a means of capturing more of a full credit cycle now that recent period loss levels are stabilizing. Contrarily, the six-year average (used by the Company’s methodology during 2009-2013) was considered more appropriate for the severe and prolonged economic downturn particularly evidenced by higher net charge off levels in 2008 through 2011. Lastly, management allocates ALLL to the remaining loan portfolio using the qualitative factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience of each loan segment.

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

At June 30, 2015, the ALLL was $9.7 million compared to $9.3 million at December 31, 2014. The six-month increase was a result of a 2015 provision of $0.9 million exceeding 2015 net charge offs of $0.5 million. Comparatively, the provision for loan losses in the first six months of 2014 was $1.4 million and net charge offs were $0.9 million. Annualized net charge offs as a percent of average loans were 0.11% in the first six months of 2015 compared to 0.22% for the first six months of 2014 and 0.31% for the entire 2014 year. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ratio of the ALLL as a percentage of period-end loans was 1.10% at June 30, 2015 compared to 1.05% at December 31, 2014 and 1.12% at June 30, 2014. The ALLL to loans ratio is impacted by the accounting treatment of the 2013 acquisitions, which combined at their acquisition dates added no ALLL to the numerator and $284 million of loans into the denominator. Acquired loans with no ALLL were $163 million and $182 million at June 30, 2015 and December 31, 2014, respectively. As events have occurred in the acquired loan portfolios, an ALLL has been established in 2015 for this pool of assets reflecting an increase in risk as some acquired credits age and migrate to higher grades. Growth in the ALLL to loans ratio is mostly a result of the provision for loan losses exceeding net charge offs.

The largest portions of the ALLL were allocated to construction and land development loans and commercial & industrial loans combined, representing 57.5% and 63.3% of the ALLL at June 30, 2015 and December 31, 2014, respectively. The increased allocation to these categories since December 31, 2014 was the result of minor changes to allowance allocations in conjunction with changes in loss histories and balance mix changes.

Table 9: Loan Loss Experience

	For the six months ended		Year ended
(in thousands)	June 30, 2015	June 30, 2014	December 31, 2014
Allowance for loan losses (ALLL):
Balance at beginning of period	$9,288	$9,232	$9,232
Provision for loan losses	900	1,350	2,700
Charge-offs	509	979	2,743
Recoveries	(44)	(39)	(99)
Net charge-offs	465	940	2,644
Balance at end of period	$9,723	$9,642	$9,288

Net loan charge-offs (recoveries):
Commercial & industrial	$284	$524	$1,868
Owner-occupied CRE	152	254	453
Agricultural production	-	-	-
Agricultural real estate	-	-	-
CRE investment	(9)	(8)	(14)
Construction & land development	-	12	12
Residential construction	-	-	-
Residential first mortgage	15	122	216
Residential junior mortgage	12	9	80
Retail & other	11	27	29
Total net loans charged-off	$465	$940	$2,644

ALLL to total loans	1.10%	1.12%	1.05%
Net charge-offs to average loans, annualized	0.11%	0.22%	0.31%

The allocation of the ALLL is based on Nicolet’s estimate of loss exposure by category of loans and is shown in Table 10 for June 30, 2015 and December 31, 2014.

Table 10: Allocation of the Allowance for Loan Losses

(in thousands)	June 30, 2015	% of Loan Type to Total Loans	December 31, 2014	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$3,553	35.0%	$3,191	32.7%
Owner-occupied CRE	1,531	19.9	1,230	20.7
Agricultural production	56	1.6	53	1.6
Agricultural real estate	292	4.6	226	4.8
CRE investment	671	9.3	511	9.3
Construction & land development	2,046	4.4	2,685	5.0
Residential construction	124	1.2	140	1.3
Residential first mortgage	1,002	17.4	866	18.0
Residential junior mortgage	399	6.0	337	5.9
Retail & other	49	0.6	49	0.7
Total ALLL	$9,723	100%	$9,288	100%

ALLL category as a percent of total ALLL:
Commercial & industrial	36.5%		34.4%
Owner-occupied CRE	15.7		13.2
Agricultural production	0.6		0.6
Agricultural real estate	3.0		2.4
CRE investment	6.9		5.5
Construction & land development	21.0		28.9
Residential construction	1.4		1.5
Residential first mortgage	10.3		9.3
Residential junior mortgage	4.1		3.6
Retail & other	0.5		0.6
Total ALLL	100%		100%

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $4.2 million (consisting of $0.5 million originated loans and $3.7 million acquired loans) at June 30, 2015 compared to $5.4 million at December 31, 2014 (consisting of $1.1 million originated loans and $4.3 million acquired loans). Of the $16.7 million nonaccrual loans initially acquired in the 2013 acquisitions, $3.1 million remain which is included in the $3.7 million of nonaccruals within the acquired loan portfolio at June 30, 2015. Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $5.2 million at June 30, 2015 compared to $7.4 million at December 31, 2014. OREO decreased from $2.0 million at year end 2014 to $1.0 million at June 30, 2015. OREO at June 30, 2015 included bank land which was moved from active fixed assets to inactive status at its fair value of $0.5 million. Nonperforming assets as a percent of total assets were 0.48% at June 30, 2015 compared to 0.61% at December 31, 2014.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $8.0 million (0.9% of loans) and $5.4 million (0.6% of loans) at June 30, 2015 and December 31, 2014, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 11: Nonperforming Assets

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Nonaccrual loans:
Commercial & industrial	$324	$171	$517
Owner-occupied CRE	813	1,667	1,975
AG production	16	21	27
AG real estate	383	392	461
CRE investment	738	911	1,607
Construction & land development	709	934	479
Residential construction	—	—	—
Residential first mortgage	1,112	1,155	1,671
Residential junior mortgage	152	141	461
Retail & other	—	—	—
Total nonaccrual loans	4,247	5,392	7,198
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$4,247	$5,392	$7,198
OREO:
CRE investment	$220	$697	$558
Owner-occupied CRE	33	139	259
Construction & land development	139	630	418
Residential real estate owned	72	500	67
Bank property real estate owned	500	—	200
Total OREO	964	1,966	1,502
Total nonperforming assets	$5,211	$7,358	$8,700
Total restructured loans accruing	$3,652	$3,777	$3,879
Ratios
Nonperforming loans to total loans	0.48%	0.61%	0.84%
Nonperforming assets to total loans plus OREO	0.59%	0.80%	1.01%
Nonperforming assets to total assets	0.44%	0.61%	0.74%
ALLL to nonperforming loans	228.9%	172.3%	134.0%
ALLL to total loans	1.10%	1.05%	1.12%

Table 12: Investment Securities Portfolio

	June 30, 2015			December 31, 2014
(in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
U.S. Government sponsored enterprises	$285	$293	-%	$1,025	$1,039	1%
State, county and municipals	100,067	99,784	63	102,472	102,776	61
Mortgage-backed securities	54,478	54,543	34	61,497	61,677	37
Corporate debt securities	1,140	1,140	1	220	220	-
Equity securities	2,742	3,927	2	1,571	2,763	1
Total	$158,712	$159,687	100%	$166,785	$168,475	100%

At June 30, 2015 the total carrying value of investment securities was $160 million, down from $168 million at December 31, 2014, and represented 13.5% and 13.9% of total assets at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

In addition to securities available for sale, Nicolet had other investments of $8 million at June 30, 2015 and December 31, 2014, consisting of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System), and the Federal Agricultural Mortgage Corporation, as well as equity investments in other privately-traded companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost. The remaining investments have no quoted market prices, and are carried at cost less other than temporary impairment (“OTTI”) charges, if any. Nicolet’s management evaluates all these other investments periodically for impairment, considering financial condition and other available relevant information. There were no OTTI charges recorded in 2014 or year to date 2015.

Table 13: Investment Securities Portfolio Maturity Distribution

	As of June 30, 2015
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
(in thousands)
U.S. government sponsored enterprises	$—	—%	$145	1.5%	$140	2.1%	$—	—%	$—	—%	$285	1.8%	$293
State and county municipals (1)	4,814	2.7	76,241	2.3	18,451	2.7	561	4.4	—	—	100,067	2.4	99,784
Mortgage-backed securities	—	—	—	—	—	—	—	—	54,478	3.2	54,478	3.2	54,543
Corporate debt securities	—	—	—	—	—	—	1,140	6.0	—	—	1,140	6.0	1,140
Equity securities	—	—	—	—	—	—	—	—	2,742	6.2	2,742	6.2	3,927

Total amortized cost	$4,814	2.7%	$76,386	2.3%	$18,591	2.7%	$1,701	5.5%	$57,220	3.3%	$158,712	2.8%	$159,687
Total fair value and carrying value	$4,857		$76,103		$18,537		$1,720		$58,470				$159,687

As a percent of total fair value	3%		48%		12%		1%		36%				100%

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Deposits

Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Included in total deposits in Table 14 are brokered deposits of $31 million at June 30, 2015 and December 31, 2014.

Table 14: Deposits

	June 30, 2015		December 31, 2014
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$220,477	22.1%	$203,502	19.2%
Money market and NOW accounts	417,231	41.7%	494,945	46.7%
Savings	129,788	13.0%	120,258	11.3%
Time	232,443	23.2%	241,198	22.8%
Total deposits	$999,939	100%	$1,059,903	100%

Total deposits were $1.0 billion at June 30, 2015, down $60 million or 6% since December 31, 2014. On average for the first six months of 2015, total deposits were $1.03 billion, almost unchanged from the comparable 2014 period. On average, the mix of deposits changed between the comparable first quarter periods, with 2015 carrying more demand (i.e. noninterest bearing) and savings deposits and less time, money market, and NOW accounts.

Table 15: Average Deposits

	For the six months ended
	June 30, 2015		June 30, 2014
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$200,392	19.5%	$165,177	16.1%
Money market and NOW accounts	463,320	45.2%	485,895	47.5%
Savings	124,086	12.1%	103,854	10.1%
Time	237,861	23.2%	269,373	26.3%
Total	$1,025,659	100%	$1,024,299	100%

Table 16: Maturity Distribution of Certificates of Deposit

(in thousands)	June 30, 2015
3 months or less	$33,101
Over 3 months through 6 months	24,686
Over 6 months through 12 months	48,255
Over 12 months	126,401

Total	$232,443

Other Funding Sources

Other funding sources, which include short-term and long-term borrowings (notes payable, junior subordinated debentures, and subordinated notes), were $55 million and $34 million at June 30, 2015 and December 31, 2014, respectively. Short-term borrowings consist mainly of customer repurchase agreements maturing in less than six months or federal funds purchased. There were $10 million short-term borrowings outstanding at June 30, 2015 and no short-term borrowings outstanding at December 31, 2014. Long-term borrowings include notes payable, consisting of a joint venture note and FHLB advances, totaling $21 million at June 30, 2015 and December 31, 2014. Junior debentures are another long-term funding source carried at $12 million at June 30, 2015 and December 31, 2014, with $11.9 million qualifying as Tier 1 capital for regulatory purposes. Further information regarding these notes payable and junior subordinated debentures is located in “Note 6 – Notes Payable” and “Note 7 – Junior Subordinated Debentures” in the notes to the unaudited consolidated financial statements. Subordinated notes provide additional funding and qualify as Tier 2 capital. At June 30, 2015, total subordinated notes were $12 million, with $8 million and $4 million issued in the first and second quarter of 2015, respectively. Further information regarding these subordinated notes is located in “Note 8 – Subordinated Notes” in the notes to the unaudited consolidated financial statements.

Additional funding sources consist of a $10 million available and unused line of credit at the holding company, $75 million of available and unused federal funds purchased lines, and available total borrowing capacity at the FHLB of $65 million of which $21.5 million was used at June 30, 2015.

Off-Balance Sheet Obligations

As of June 30, 2015 and December 31, 2014, Nicolet had the following commitments that did not appear on its balance sheet:

Table 17: Commitments

(in thousands)	June 30, 2015	December 31, 2014
Commitments to extend credit — fixed and variable rate	$269,769	$269,648
Financial letters of credit	2,720	2,996
Standby letters of credit	4,396	3,629

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

Funds are available from a number of basic banking activity sources including but not limited to the core deposit base, the repayment and maturity of loans, investment securities calls, maturities, and sales, and funds obtained through brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Approximately $22 million of the $160 million investment securities portfolio on hand at June 30, 2015 was pledged to secure public deposits, short-term borrowings, repurchase agreements, or for other purposes as required by law. Other funding sources available include short-term borrowings, federal funds purchased, and long-term borrowings.

Cash and cash equivalents at June 30, 2015 and December 31, 2014 were approximately $59 million and $69 million, respectively. These levels have declined slightly through the first six months of 2015 as is typical of Nicolet’s historical deposit behaviors. Nicolet’s liquidity resources were sufficient as of June 30, 2015 to fund loans, accommodate deposit trends and cycles, and to meet other cash needs as necessary.

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

Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps decrease in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on this analysis on financial data at June 30, 2015, the projected changes in net interest income over a one-year time horizon, versus the baseline, was -2.0%, -1.0%, -0.1% and -0.2% for the -200, -100, +100 and +200 bps scenarios, respectively; such results are within Nicolet’s guidelines of not greater than -15% for +/- 100 bps and not greater than -20% for +/- 200 bps.

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

At June 30, 2015, Nicolet’s capital structure includes $24.4 million (or 21%) of preferred stock and $89.6 million (or 79%) of common stock equity. Beginning in the fourth quarter of 2013, given growth in qualifying small business loans, Nicolet qualified for a 1% annual dividend rate on its preferred stock issued to the Treasury related to its participation in the SBLF, compared to the previous 5% annual rate paid by Nicolet. This 1% rate will adjust to 9% effective March 1, 2016 according to the terms of the Securities Purchase Agreement, if the preferred stock is not redeemed prior to that time.

Nicolet’s common equity to total assets was 7.55% at June 30, 2015, increased from 7.13% at December 31, 2014 and continues to reflect capacity to capitalize on opportunities. Further, Nicolet’s investors have demonstrated a strong commitment to capital, providing common capital when needed, with the two most recent examples being a December 2008 private placement raising $9.5 million in common capital as we entered the economic crisis and the April 2013 private placement raising $2.9 million in common capital alongside the predominately stock-for-stock Mid-Wisconsin Financial Services, Inc. merger which added $9.7 million in common capital. Book value per common share increased to $22.55 at June 30, 2015 from $21.34 at year end 2014 aided by retained earnings exceeding share reductions. During 2014, a common stock repurchase program was authorized to use up to $12 million to repurchase up to 625,000 shares of Nicolet common stock as an alternative use of capital. On July 21, 2015, a modification to the current stock repurchase program was approved, adding $6 million more to repurchase up to 175,000 more shares of its common stock, bringing the total authorization to up to $18 million to repurchase up to 800,000 shares of outstanding common stock. During the first six months of 2015, $3.7 million was used to repurchase 133,304 shares at a weighted average price of $27.95 per share including commissions. Since beginning the repurchase program in February 2014, total shares repurchased were 390,595 utilizing $9.4 million for an average cost of $24.00 per share.

As shown in Table 18, all of Nicolet’s regulatory capital ratios remain strong and are well above the minimum regulatory ratios. At June 30, 2015, Nicolet’s Total, Tier 1, Common Equity Tier 1 (“CET1”) risk-based ratios and its Leverage ratios were 15.2%, 12.9%, 9.1% and 10.4%, respectively, all above the well-capitalized ratios of 10%, 8%, 6.5% and 5%, respectively. Nicolet’s Total Capital ratio increased since year-end 2014 largely from inclusion of the new subordinated debt as Tier 2 capital. Additionally, the Bank’s regulatory ratios at June 30, 2015 and December 31, 2014 qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment.

A source of income and funds for Nicolet as the parent company of Nicolet National Bank are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by federal regulatory agencies. At June 30, 2015, the Bank could pay dividends of approximately $11.3 million without seeking regulatory approval. During 2014, the Bank paid $9 million of dividends to the parent company, and paid $3 million during the first six months of 2015.

A summary of Nicolet’s and Nicolet National Bank’s regulatory capital amounts and ratios as of June 30, 2015 and December 31, 2014 are presented in the following table.

Table 18: Capital

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
(in thousands)
As of June 30, 2015:
Company
Total capital	$144,351	15.2%	$75,974	8.0%
Tier I capital	122,797	12.9	56,981	6.0
CET1 capital	86,679	9.1	42,736	4.5
Leverage	122,797	10.4	46,955	4.0

Bank
Total capital	$122,321	13.1%	$74,680	8.0%	$93,350	10.0%
Tier I capital	112,598	12.0	56,010	6.0	74,680	8.0
CET1 capital	112,598	12.0	42,008	4.5	60,678	6.5
Leverage	112,598	9.7	46,415	4.0	58,019	5.0

As of December 31, 2014:
Company
Total capital	$126,336	14.0%	$72,045	8.0%
Tier I capital	117,048	13.0	36,023	4.0
Leverage	117,048	9.7	48,473	4.0

Bank
Total capital	$115,891	13.0%	$71,134	8.0%	$88,917	10.0%
Tier I capital	106,603	12.0	35,567	4.0	53,350	6.0
Leverage	106,603	8.9	47,977	4.0	59,972	5.0

(1)	The total capital ratio is defined as tier1 capital plus tier 2 capital divided by total risk-weighted assets. The tier 1 capital ratio is defined as tier1 capital divided by total risk-weighted assets. The leverage ratio is defined as tier1 capital divided by the most recent quarter’s average total assets, adjusted in accordance with regulatory guidelines.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Nicolet Bankshares, Inc., as amended (1)
4.1	Form of Subordinated Note (2)
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text.

*Indicates information that is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1) Incorporated by reference to Exhibit 3.1 to the Registrant’s 2013 Report on Form 10-K filed on March 12, 2014.

(2) Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

August 7, 2015	/s/ Robert B. Atwell
Robert B. Atwell Chairman, President and Chief Executive Officer

August 7, 2015	/s/ Ann K. Lawson
Ann K. Lawson Chief Financial Officer

