Form 10-Q
period 2015-09-30
NICOLET BANKSHARES INC
filed 2015-11-06
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

As of October 31, 2015 there were 3,978,752 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
Assets
Cash and due from banks	$9,527	$23,975
Interest-earning deposits	24,683	43,169
Federal funds sold	425	1,564
Cash and cash equivalents	34,635	68,708
Certificates of deposit in other banks	4,159	10,385
Securities available for sale (“AFS”)	167,572	168,475
Other investments	8,126	8,065
Loans held for sale	3,055	7,272
Loans	884,448	883,341
Allowance for loan losses	(10,005)	(9,288)
Loans, net	874,443	874,053
Premises and equipment, net	29,891	31,924
Bank owned life insurance (“BOLI”)	28,228	27,479
Accrued interest receivable and other assets	16,743	18,924
Total assets	$1,166,852	$1,215,285

Liabilities and Stockholders’ Equity
Liabilities:
Demand	$227,610	$203,502
Money market and NOW accounts	444,616	494,945
Savings	127,827	120,258
Time	212,128	241,198
Total deposits	1,012,181	1,059,903
Notes payable	15,480	21,175
Junior subordinated debentures	12,477	12,328
Subordinated notes	11,840	-
Accrued interest payable and other liabilities	9,862	10,812
Total liabilities	1,061,840	1,104,218

Stockholders’ Equity:
Preferred equity	12,200	24,400
Common stock	40	41
Additional paid-in capital	43,055	45,693
Retained earnings	48,270	39,843
Accumulated other comprehensive income	1,292	1,031
Total Nicolet Bankshares, Inc. stockholders’ equity	104,857	111,008
Noncontrolling interest	155	59
Total stockholders’ equity and noncontrolling interest	105,012	111,067
Total liabilities, noncontrolling interest and stockholders’ equity	$1,166,852	$1,215,285

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	12,200	24,400
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	3,957,520	4,058,208
Common shares issued	4,010,835	4,124,439

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans, including loan fees	$11,159	$11,945	$33,921	$34,568
Investment securities:
Taxable	339	379	1,098	1,212
Non-taxable	253	208	788	551
Other interest income	108	91	327	354
Total interest income	11,859	12,623	36,134	36,685
Interest expense:
Money market and NOW accounts	569	544	1,693	1,709
Savings and time deposits	732	790	2,225	2,271
Short-term borrowings	2	2	2	9
Junior subordinated debentures	222	220	658	655
Subordinated notes	159	-	335	-
Notes payable	158	174	488	672
Total interest expense	1,842	1,730	5,401	5,316
Net interest income	10,017	10,893	30,733	31,369
Provision for loan losses	450	675	1,350	2,025
Net interest income after provision for loan losses	9,567	10,218	29,383	29,344
Noninterest income:
Service charges on deposit accounts	631	564	1,752	1,602
Trust services fee income	1,196	1,179	3,636	3,403
Mortgage income, net	811	505	2,670	1,151
Brokerage fee income	170	152	509	478
Bank owned life insurance	252	250	749	684
Rent income	324	292	890	880
Investment advisory fees	98	104	301	316
Gain on sale or writedown of assets, net	91	140	1,042	448
Other	612	459	1,600	1,323
Total noninterest income	4,185	3,645	13,149	10,285
Noninterest expense:
Salaries and employee benefits	5,637	5,366	16,996	16,045
Occupancy, equipment and office	1,745	1,735	5,263	5,370
Business development and marketing	549	548	1,584	1,620
Data processing	864	816	2,585	2,345
FDIC assessments	142	160	469	547
Core deposit intangible amortization	248	284	783	934
Other	664	614	1,695	1,734
Total noninterest expense	9,849	9,523	29,375	28,595

Income before income tax expense	3,903	4,340	13,157	11,034
Income tax expense	1,281	1,552	4,452	3,425
Net income	2,622	2,788	8,705	7,609
Less: net income attributable to noncontrolling interest	28	23	96	76
Net income attributable to Nicolet Bankshares, Inc.	2,594	2,765	8,609	7,533
Less: preferred stock dividends	60	61	182	183
Net income available to common shareholders	$2,534	$2,704	$8,427	$7,350

Basic earnings per common share	$0.64	$0.66	$2.11	$1.75
Diluted earnings per common share	$0.58	$0.63	$1.93	$1.70
Weighted average common shares outstanding:
Basic	3,961,004	4,118,792	3,999,641	4,190,830
Diluted	4,397,906	4,319,975	4,358,082	4,313,298

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$2,622	$2,788	$8,705	$7,609
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses) arising during the period	1,143	(51)	1,058	994
Reclassification adjustment for net gains included in net income	-	-	(630)	(341)
Net unrealized gains (losses) on securities before tax expense	1,143	(51)	428	653
Income tax (expense) benefit	(446)	19	(167)	(255)
Total other comprehensive income (loss)	697	(32)	261	398
Comprehensive income	$3,319	$2,756	$8,966	$8,007

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance December 31, 2014	$24,400	$41	$45,693	$39,843	$1,031	$59	$111,067
Comprehensive income:
Net income	-	-	-	8,609	-	96	8,705
Other comprehensive income	-	-	-	-	261	-	261
Stock compensation expense	-	-	907	-	-	-	907
Exercise of stock options, net	-	-	610	-	-	-	610
Issuance of common stock	-	-	122	-	-	-	122
Purchase and retirement of common stock	-	(1)	(4,277)	-	-	-	(4,278)
Redemption of preferred stock	(12,200)						(12,200)
Preferred stock dividends	-	-	-	(182)	-	-	(182)
Balance, September 30, 2015	$12,200	$40	$43,055	$48,270	$1,292	$155	$105,012

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net income	$8,705	$7,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,083	2,793
Provision for loan losses	1,350	2,025
Increase in cash surrender value of life insurance	(749)	(684)
Stock compensation expense	907	459
Gain on sale or writedown of assets, net	(1,042)	(448)
Gain on sale of loans held for sale, net	(2,670)	(1,151)
Income from branch sale	(123)	-
Proceeds from sale of loans held for sale	149,509	55,652
Origination of loans held for sale	(142,759)	(55,585)
Net change in:
Accrued interest receivable and other assets	(244)	295
Accrued interest payable and other liabilities	2,330	(639)
Net cash provided by operating activities	18,297	10,326
Cash Flows From Investing Activities:
Net decrease (increase) in certificates of deposit in other banks	6,226	(6,678)
Net increase in loans	(14,388)	(19,175)
Purchases of securities AFS	(34,238)	(33,650)
Proceeds from sales of securities AFS	13,883	515
Proceeds from calls and maturities of securities AFS	17,643	16,693
Purchase of other investments	(61)	(74)
Purchases of premises and equipment	(831)	(4,112)
Net decrease in premises and equipment	353	10
Proceeds from sales of other real estate and other assets	2,470	3,268
Net cash used in branch sale	(19,865)	-
Purchase of BOLI	-	(2,750)
Net cash used by investing activities	(28,808)	(45,953)
Cash Flows From Financing Activities:
Net decrease in deposits	(13,728)	(23,195)
Net change in short-term borrowings	-	(7,116)
Repayments of notes payable	(5,695)	(10,184)
Proceeds from issuance of subordinated notes, net	11,820	-
Redemption of preferred stock	(12,200)	-
Purchase of common stock	(4,278)	(3,998)
Proceeds from issuance of common stock	122	225
Proceeds from exercise of common stock options	610	380
Noncontrolling interest in joint venture	-	(60)
Cash dividends paid on preferred stock	(213)	(183)
Net cash used by financing activities	(23,562)	(44,131)
Net decrease in cash and cash equivalents	(34,073)	(79,758)
Cash and cash equivalents:
Beginning	$68,708	$146,978
Ending	$34,635	$67,220
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,458	$5,562
Cash paid for taxes	2,430	3,535
Transfer of loans and bank premises to other real estate owned	870	1,291

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

Recent Accounting Pronouncements Adopted

In May 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-08 Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin 115. Amendments in this update amend SEC paragraphs pursuant to Staff Accounting Bulletin (“SAB”) 115, which supersedes several paragraphs in ASC 805-50 in response to the SEC’s November 2014 publication of SAB 115.The SEC issued SAB 115 in connection with the release of FASB ASU 2014-17, “Pushdown Accounting.” This guidance is effective immediately. The adoption of this guidance did not have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update is effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company adopted this update in the first quarter of 2015. See Note 8 for further details on the impact of adopting this accounting update.

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

Operating Segment

While the chief decision makers monitor the revenue streams of the various products and services, and evaluate costs, balance sheet positions and quality, all such products, services and activities are directly or indirectly related to the business of community banking, with no regular, formal or material segment delineations. Operations are managed and financial performance is evaluated on a company-wide basis, and accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(In thousands except per share data)
Net income, net of noncontrolling interest	$2,594	$2,765	$8,609	$7,533
Less: preferred stock dividends	60	61	182	183
Net income available to common shareholders	$2,534	$2,704	$8,427	$7,350
Weighted average common shares outstanding	3,961	4,119	4,000	4,191
Effect of dilutive stock instruments	437	201	358	122
Diluted weighted average common shares outstanding	4,398	4,320	4,358	4,313
Basic earnings per common share*	$0.64	$0.66	$2.11	$1.75
Diluted earnings per common share*	$0.58	$0.63	$1.93	$1.70

*Cumulative quarterly per share performance may not equal annual per share totals due to the effects of the amount and timing of capital increases. When computing earnings per share for an interim period, the denominator is based on the weighted-average shares outstanding during the interim period, and not on an annualized weighted-average basis. Accordingly, the sum of the quarters' earnings per share data will not necessarily equal the year to date earnings per share data.

For the nine months ended September 30, 2015 and 2014, respectively, there were 0.2 million and 0.4 million outstanding stock options that were not included in the computation of diluted earnings per share because they were considered anti-dilutive.

Note 3 – Stock-based Compensation

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model. The fair values of stock options are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is included in salaries and employee benefits expense in the consolidated statements of income. Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the 2015 stock options granted were 7 years and represent the period of time that stock options are expected to be outstanding. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grants and had a weighted average rate of 1.68% for the two grant issuance dates in 2015. The expected volatility was 25% and is based on the implied volatility of the Corporation’s stock, and the dividend yield used in the fair value calculation was 0%. The weighted average per share fair value of the options granted in 2015 was $8.11.

Activity in the Company’s Stock Incentive Plans is summarized in the following tables:

Stock Options	Weighted- Average Fair Value of Options Granted	Option Shares Outstanding	Weighted- Average Exercise Price	Exercisable Shares
Balance – December 31, 2013		793,157	$17.86	600,846
Granted	$7.42	221,000	23.80
Exercise of stock options*		(39,548)	16.01
Forfeited		(6,750)	16.80
Balance – December 31, 2014		967,859	19.30	630,121
Granted	$8.11	162,000	26.66
Exercise of stock options*		(33,200)	18.55
Forfeited		(600)	16.50
Balance – September 30, 2015		1,096,059	$20.41	629,284

*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. Accordingly, 170 shares were withheld during the nine months ended September 30, 2015 and no shares were withheld during the twelve months ended December 31, 2014.

Options outstanding at September 30, 2015 are exercisable at option prices ranging from $16.50 to $30.80. There are 672,559 options outstanding in the range from $16.50 - $22.00 and 423,500 options outstanding in the range from $22.01 - $30.80. At September 30, 2015, the exercisable options have a weighted average remaining contractual life of approximately 2 years and a weighted average exercise price of $18.13.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The total intrinsic value of options exercised in the first nine months of 2015, and full year of 2014 was approximately $301,000, and $193,000, respectively.

Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Shares Outstanding
Balance – December 31, 2013	$16.50	62,363
Granted	23.80	33,136
Vested*	19.26	(29,268)
Forfeited	-	-
Balance – December 31, 2014	18.94	66,231
Granted	-	-
Vested *	16.50	(12,916)
Forfeited	-	-
Balance – September 30, 2015	$19.53	53,315

*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly 2,562 shares were surrendered during the nine months ended September 30, 2015 and 5,821 shares were surrendered during the twelve months ended December 31, 2014.

Note 3 – Stock-based Compensation, continued

The Company recognized approximately $907,000 and $459,000 of stock-based employee compensation expense during the nine months ended September 30, 2015 and 2014, respectively, associated with its stock equity awards. As of September 30, 2015, there was approximately $3.5 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately four years.

Note 4- Securities Available for Sale

Amortized costs and fair values of securities available for sale are summarized as follows:

	September 30, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$286	$11	$-	$297
State, county and municipals	106,763	480	227	107,016
Mortgage-backed securities	54,523	668	284	54,907
Corporate debt securities	1,140	-	-	1,140
Equity securities	2,742	1,507	37	4,212
	$165,454	$2,666	$548	$167,572

	December 31, 2014
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. government sponsored enterprises	$1,025	$14	$-	$1,039
State, county and municipals	102,472	778	474	102,776
Mortgage-backed securities	61,497	639	459	61,677
Corporate debt securities	220	-	-	220
Equity securities	1,571	1,192	-	2,763
	$166,785	$2,623	$933	$168,475

The following table represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$33,281	$126	$12,292	$101	$45,573	$227
Mortgage-backed securities	5,873	42	14,638	242	20,511	284
Equity securities	171	37	-	-	171	37
	$39,325	$205	$26,930	$343	$66,255	$548

	December 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$48,531	$288	$10,338	$186	$58,869	$474
Mortgage-backed securities	5,944	20	19,351	439	25,295	459
	$54,475	$308	$29,689	$625	$84,164	$933

Note 4- Securities Available for Sale, continued

At September 30, 2015 we had $0.5 million of gross unrealized losses related to 123 securities. As of September 30, 2015, the Company does not consider any of its securities with unrealized losses of 12 months or more to be other-than-temporarily impaired as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the nine-month periods ending September 30, 2015 or September 30, 2014.

The amortized cost and fair values of securities available for sale at September 30, 2015 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fair values of securities are estimated based on financial models or prices paid for the same or similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	September 30, 2015
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$4,805	$4,833
Due in one year through five years	76,769	76,852
Due after five years through ten years	24,914	25,040
Due after ten years	1,701	1,728
	108,189	108,453
Mortgage-backed securities	54,523	54,907
Equity securities	2,742	4,212
Securities available for sale	$165,454	$167,572

Proceeds from sales of securities available for sale during the first nine months of 2015 and 2014 were approximately $13.9 million and $0.5 million respectively. Gross gains of approximately $0.6 million and $0.3 million were realized during the first nine months of 2015 and 2014, respectively, and no gross losses were realized on sales of securities during the first nine months of 2015 or 2014.

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality

The loan composition as of September 30, 2015 and December 31, 2014 is summarized as follows.

	Total
	September 30, 2015		December 31, 2014
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$304,858	34.5%	$289,379	32.7%
Owner-occupied commercial real estate (“CRE”)	179,569	20.3	182,574	20.7
Agricultural (“AG”) production	15,709	1.8	14,617	1.6
AG real estate	39,715	4.5	42,754	4.8
CRE investment	83,278	9.4	81,873	9.3
Construction & land development	39,487	4.5	44,114	5.0
Residential construction	8,106	0.9	11,333	1.3
Residential first mortgage	153,562	17.3	158,683	18.0
Residential junior mortgage	54,170	6.1	52,104	5.9
Retail & other	5,994	0.7	5,910	0.7
Loans	884,448	100.0%	883,341	100.0%
Less allowance for loan losses	10,005		9,288
Loans, net	$874,443		$874,053
Allowance for loan losses to loans	1.13%		1.05%

	Originated
	September 30, 2015		December 31, 2014
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$294,160	39.9%	$268,654	38.3%
Owner-occupied CRE	146,155	19.8	140,203	20.0
AG production	7,334	1.0	5,580	0.8
AG real estate	21,541	2.9	20,060	2.8
CRE investment	59,894	8.1	53,339	7.6
Construction & land development	28,314	3.8	33,865	4.8
Residential construction	8,106	1.1	11,333	1.6
Residential first mortgage	119,503	16.2	119,866	17.1
Residential junior mortgage	47,096	6.4	43,411	6.2
Retail & other	5,752	0.8	5,395	0.8
Loans	737,855	100.0%	701,706	100.0%
Less allowance for loan losses	8,372		9,288
Loans, net	$729,483		$692,418
Allowance for loan losses to loans	1.13%		1.32%

	Acquired
	September 30, 2015		December 31, 2014
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$10,698	7.3%	$20,725	11.4%
Owner-occupied CRE	33,414	22.8	42,371	23.3
AG production	8,375	5.7	9,037	5.0
AG real estate	18,174	12.4	22,694	12.5
CRE investment	23,384	16.0	28,534	15.7
Construction & land development	11,173	7.6	10,249	5.6
Residential construction	-	-	-	-
Residential first mortgage	34,059	23.2	38,817	21.4
Residential junior mortgage	7,074	4.8	8,693	4.8
Retail & other	242	0.2	515	0.3
Loans	146,593	100.0%	181,635	100.0%
Less allowance for loan losses	1,633		-
Loans, net	$144,960		$181,635
Allowance for loan losses to loans	1.11%		0.00%

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

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the nine months ended September 30, 2015:

	TOTAL – At or for the Nine Months Ended September 30, 2015
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,191	$1,230	$53	$226	$511	$2,685	$140	$866	$337	$49	$9,288
Provision	781	682	31	76	227	(975)	(34)	291	244	27	1,350
Charge-offs	(305)	(219)	-	-	-	-	-	(60)	(104)	(29)	(717)
Recoveries	37	3	-	-	13	-	-	18	1	12	84
Net charge-offs	(268)	(216)	-	-	13	-	-	(42)	(103)	(17)	(633)
Ending balance	$3,704	$1,696	$84	$302	$751	$1,710	$106	$1,115	$478	$59	$10,005
As percent of ALLL	37.0%	17.0%	0.8%	3.0%	7.5%	17.1%	1.1%	11.1%	4.8%	0.6%	100%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	3,704	1,696	84	302	751	1,710	106	1,115	478	59	10,005
Ending balance	$3,704	$1,696	$84	$302	$751	$1,710	$106	$1,115	$478	$59	$10,005

Loans:
Individually evaluated	$147	$1,224	$39	$392	$982	$686	$-	$627	$144	$-	$4,241
Collectively evaluated	304,711	178,345	15,670	39,323	82,296	38,801	8,106	152,935	54,026	5,994	880,207
Total loans	$304,858	$179,569	$15,709	$39,715	$83,278	$39,487	$8,106	$153,562	$54,170	$5,994	$884,448

Less ALLL	$3,704	$1,696	$84	$302	$751	$1,710	$106	$1,115	$478	$59	$10,005
Net loans	$301,154	$177,873	$15,625	$39,413	$82,527	$37,777	$8,000	$152,447	$53,692	$5,935	$874,443

	Originated – At or for the Nine Months Ended September 30, 2015
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,191	$1,230	$53	$226	$511	$2,685	$140	$866	$337	$49	$9,288
Provision	160	260	15	4	79	(1,045)	(34)	41	149	17	(354)
Charge-offs	(305)	(157)	-	-	-	-	-	(60)	(91)	(29)	(642)
Recoveries	37	3	-	-	13	-	-	15	-	12	80
Net charge-offs	(268)	(154)	-	-	13	-	-	(45)	(91)	(17)	(562)
Ending balance	$3,083	$1,336	$68	$230	$603	$1,640	$106	$862	$395	$49	$8,372
As percent of ALLL	36.8%	16.0%	0.8%	2.7%	7.2%	19.6%	1.3%	10.3%	4.7%	0.6%	100%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	3,083	1,336	68	230	603	1,640	106	862	395	49	8,372
Ending balance	$3,083	$1,336	$68	$230	$603	$1,640	$106	$862	$395	$49	$8,372

Loans:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	294,160	146,155	7,334	21,541	59,894	28,314	8,106	119,503	47,096	5,752	737,855
Total loans	$294,160	$146,155	$7,334	$21,541	$59,894	$28,314	$8,106	$119,503	$47,096	$5,752	$737,855

Less ALLL	$3,083	$1,336	$68	$230	$603	$1,640	$106	$862	$395	$49	$8,372
Net loans	$291,077	$144,819	$7,266	$21,311	$59,291	$26,674	$8,000	$118,641	$46,701	$5,703	$729,483

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Acquired – At or for the Nine Months Ended September 30, 2015
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Provision	621	422	16	72	148	70	-	250	95	10	1,704
Charge-offs	-	(62)	-	-	-	-	-	-	(13)	-	(75)
Recoveries	-	-	-	-	-	-	-	3	1	-	4
Net charge-offs	-	(62)	-	-	-	-	-	3	(12)	-	(71)
Ending balance	$621	$360	$16	$72	$148	$70	$-	$253	$83	$10	$1,633
As percent of ALLL	38.0%	22.0%	1.0%	4.4%	9.1%	4.3%	-%	15.5%	5.1%	0.6%	100%

Loans:
Individually evaluated	$147	$1,224	$39	$392	$982	$686	$-	$627	$144	$-	$4,241
Collectively evaluated	10,551	32,190	8,336	17,782	22,402	10,487	-	33,432	6,930	242	142,352
Total loans	$10,698	$33,414	$8,375	$18,174	$23,384	$11,173	$-	$34,059	$7,074	$242	$146,593

Less ALLL	$621	$360	$16	$72	$148	$70	$-	$253	$83	$10	$1,633
Net loans	$10,077	$33,054	$8,359	$18,102	$23,236	$11,103	$-	$33,806	$6,991	$232	$144,960

There was no ALLL allocated to individually evaluated loans at September 30, 2015, therefore the table reflecting the ALLL between individually evaluated loans and collectively evaluated loans was omitted.

The following table presents the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the nine months ended September 30, 2014.

	Total – At or for the Nine Months Ended September 30, 2014
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

	Originated – At or for the Nine Months Ended September 30, 2014
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

	Acquired – At or for the Nine Months Ended September 30, 2014
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

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired as of September 30, 2015 and December 31, 2014.

	Total
	September 30, 2015		December 31, 2014
(in thousands)	Amount	% to Total	Amount	% to Total
Commercial & industrial	$223	5.2%	$171	3.2%
Owner-occupied CRE	1,223	28.4	1,667	30.9
AG production	15	0.3	21	0.4
AG real estate	372	8.7	392	7.3
CRE investment	771	17.9	911	16.9
Construction & land development	686	16.0	934	17.3
Residential construction	-	-	-	-
Residential first mortgage	861	20.1	1,155	21.4
Residential junior mortgage	148	3.4	141	2.6
Retail & other	-	-	-	-
Nonaccrual loans - Total	$4,299	100.0%	$5,392	100.0%

	Originated
	September 30, 2015		December 31, 2014
(in thousands)	Amount	% to Total	Amount	% to Total
Commercial & industrial	$47	34.8%	$130	11.5%
Owner-occupied CRE	-	-	673	59.7
AG production	15	11.1	-	-
AG real estate	-	-	-	-
CRE investment	-	-	-	-
Construction & land development	-	-	165	14.6
Residential construction	-	-	-	-
Residential first mortgage	73	54.1	160	14.2
Residential junior mortgage	-	-	-	-
Retail & other	-	-	-	-
Nonaccrual loans - Originated	$135	100.0%	$1,128	100.0%

	Acquired
	September 30, 2015		December 31, 2014
(in thousands)	Amount	% to Total	Amount	% to Total
Commercial & industrial	$176	4.2%	$41	1.0%
Owner-occupied CRE	1,223	29.4	994	23.3
AG production	-	-	21	0.5
AG real estate	372	8.9	392	9.2
CRE investment	771	18.5	911	21.4
Construction & land development	686	16.5	769	18.0
Residential construction	-	-	-	-
Residential first mortgage	788	18.9	995	23.3
Residential junior mortgage	148	3.6	141	3.3
Retail & other	-	-	-	-
Nonaccrual loans – Acquired	$4,164	100.0%	$4,264	100.0%

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present total past due loans by portfolio segment as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$61	$223	$304,574	$304,858
Owner-occupied CRE	19	1,223	178,327	179,569
AG production	-	15	15,694	15,709
AG real estate	114	372	39,229	39,715
CRE investment	392	771	82,115	83,278
Construction & land development	-	686	38,801	39,487
Residential construction	-	-	8,106	8,106
Residential first mortgage	170	861	152,531	153,562
Residential junior mortgage	3	148	54,019	54,170
Retail & other	-	-	5,994	5,994
Total loans	$759	$4,299	$879,390	$884,448
As a percent of total loans	0.1%	0.5%	99.4%	100.0%

	December 31, 2014
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$167	$171	$289,041	$289,379
Owner-occupied CRE	54	1,667	180,853	182,574
AG production	-	21	14,596	14,617
AG real estate	118	392	42,244	42,754
CRE investment	426	911	80,536	81,873
Construction & land development	-	934	43,180	44,114
Residential construction	-	-	11,333	11,333
Residential first mortgage	399	1,155	157,129	158,683
Residential junior mortgage	-	141	51,963	52,104
Retail & other	-	-	5,910	5,910
Total loans	$1,164	$5,392	$876,785	$883,341
As a percent of total loans	0.1%	0.6%	99.3%	100.0%

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

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

8 Doubtful: Assets with this rating exhibit all the weaknesses as one rated Substandard with the added characteristic that such weaknesses make collection or liquidation in full highly questionable.

9 Loss: Assets in this category are considered uncollectible. Pursuing any recovery or salvage value is impractical but does not preclude partial recovery in the future.

The following tables present total loans by loan grade as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$279,955	$20,594	$608	$3,701	$-	$-	$304,858
Owner-occupied CRE	169,669	5,836	1,253	2,811	-	-	179,569
AG production	14,985	686	-	38	-	-	15,709
AG real estate	38,411	443	-	861	-	-	39,715
CRE investment	80,091	1,132	891	1,164	-	-	83,278
Construction & land development	33,936	4,865	-	686	-	-	39,487
Residential construction	7,354	752	-	-	-	-	8,106
Residential first mortgage	150,358	1,019	518	1,667	-	-	153,562
Residential junior mortgage	53,832	167	-	171	-	-	54,170
Retail & other	5,994	-	-	-	-	-	5,994
Total loans	$834,585	$35,494	$3,270	$11,099	$-	$-	$884,448
Percent of total	94.3%	4.0%	0.4%	1.3%	-	-	100%

	December 31, 2014
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$268,140	$15,940	$2,588	$2,711	$-	$-	$289,379
Owner-occupied CRE	170,544	6,197	2,919	2,914	-	-	182,574
AG production	14,018	244	-	355	-	-	14,617
AG real estate	32,315	9,548	59	832	-	-	42,754
CRE investment	78,229	2,203	-	1,441	-	-	81,873
Construction & land development	35,649	7,417	114	934	-	-	44,114
Residential construction	10,101	1,232	-	-	-	-	11,333
Residential first mortgage	155,916	686	592	1,489	-	-	158,683
Residential junior mortgage	51,843	99	-	162	-	-	52,104
Retail & other	5,904	6	-	-	-	-	5,910
Total loans	$822,659	$43,572	$6,272	$10,838	$-	$-	$883,341
Percent of total	93.2%	4.9%	0.7%	1.2%	-	-	100%

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

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present impaired loans as of September 30, 2015 and December 31, 2014. As a further breakdown, impaired loans are also summarized by originated and acquired for the periods presented. Purchased credit impaired loans acquired were initially recorded at a fair value of $16.7 million on their respective acquisition dates, net of an initial $12.2 million non-accretable mark and a zero accretable mark. At September 30, 2015, $2.8 million of the $16.7 million remain in impaired loans and $1.4 million of acquired loans have subsequently become impaired, bringing acquired impaired loans to $4.2 million. There were no allowances in excess of the non-accretable marks on acquired loans at December 31, 2014 or September 30, 2015. Included in the December 31, 2014 originated impaired loans is one troubled debt restructuring totaling $3.8 million. This loan was paid off in the third quarter of 2015 and there are no originated impaired loans at September 30, 2015.

	Total Impaired Loans – September 30, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$147	$147	$-	$147	$6
Owner-occupied CRE	1,224	2,276	-	1,281	129
AG production	39	55	-	39	3
AG real estate	392	499	-	403	25
CRE investment	982	2,795	-	1,078	110
Construction & land development	686	1,228	-	507	40
Residential construction	-	-	-	-	-
Residential first mortgage	627	1,911	-	673	68
Residential junior mortgage	144	479	-	148	19
Retail & Other	-	13	-	-	1
Total	$4,241	$9,403	$-	$4,276	$401

Originated – September 30, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$-	$-	$-	$-	$-
Owner-occupied CRE	-	-	-	-	-
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development	-	-	-	-	-
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$-	$-	$-	$-	$-

	Acquired – September 30, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$147	$147	$-	$147	$6
Owner-occupied CRE	1,224	2,276	-	1,281	129
AG production	39	55	-	39	3
AG real estate	392	499	-	403	25
CRE investment	982	2,795	-	1,078	110
Construction & land development	686	1,228	-	507	40
Residential construction	-	-	-	-	-
Residential first mortgage	627	1,911	-	673	68
Residential junior mortgage	144	479	-	148	19
Retail & Other	-	13	-	-	1
Total	$4,241	$9,403	$-	$4,276	$401

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Total Impaired Loans – December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial*	$35	$35	$30	$36	$2
Owner-occupied CRE	1,724	2,838	-	2,029	226
AG production	60	126	-	45	10
AG real estate	392	460	-	398	22
CRE investment	1,219	3,807	-	1,344	217
Construction & land development*	4,098	4,641	358	4,236	90
Residential construction	-	-	-	-	-
Residential first mortgage	985	2,723	-	1,107	155
Residential junior mortgage	153	502	-	156	20
Retail & Other	-	22	-	-	2
Total	$8,666	$15,154	$388	$9,351	$744

	Originated – December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial*	$30	$30	$30	$30	$-
Owner-occupied CRE	673	673	-	859	47
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development*	3,777	3,777	358	3,854	39
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$4,480	$4,480	$388	$4,743	$86

	Acquired – December 31, 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$5	$5	$-	$6	$2
Owner-occupied CRE	1,051	2,165	-	1,170	179
AG production	60	126	-	45	10
AG real estate	392	460	-	398	22
CRE investment	1,219	3,807	-	1,344	217
Construction & land development	321	864	-	382	51
Residential construction	-	-	-	-	-
Residential first mortgage	985	2,723	-	1,107	155
Residential junior mortgage	153	502	-	156	20
Retail & other	-	22	-	-	2
Total	$4,186	$10,674	$-	$4,608	$658

* One commercial & industrial loan with a balance of $30,000 had a specific reserve of $30,000. One construction & land development loan with a balance of $3.8 million had a specific reserve of $358,000. No other loans had a related allowance at December 31, 2014, and therefore, the above disclosure was not expanded to include loans with and without a related allowance.

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

Troubled Debt Restructurings

At September 30, 2015, there were eleven loans classified as troubled debt restructurings totaling $0.7 million. The eleven loans had a combined pre-modification balance of $1.8 million and a combined outstanding balance of $696,000 at September 30, 2015. There were no other loans which were modified and classified as troubled debt restructurings at September 30, 2015. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted as of September 30, 2015. As of September 30, 2015 and December 31, 2014, there were no commitments to lend additional funds to debtors whose terms have been modified in trouble debt restructurings. At September 30, 2014, there were five loans classified as troubled debt restructurings totaling $4.2 million. One loan had a premodification balance of $3.9 million and at September 30, 2014, had a balance of $3.8 million, was in compliance with its modified terms, was not past due, and was included in impaired loans with a specific reserve allocation of approximately $389,000. This loan was performing but was disclosed as impaired as a result of its classification as a troubled debt restructuring. This loan was paid off in the third quarter of 2015. The remaining four loans had a combined premodification balance of $438,000 and a combined outstanding balance of $389,000 at September 30, 2014.

Note 6 - Notes Payable

The Company had the following long-term notes payable:

(in thousands)	September 30, 2015	December 31, 2014
Joint venture note	$9,480	$9,675
Federal Home Loan Bank (“FHLB”) advances	6,000	11,500
Notes payable	$15,480	$21,175

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

The Company’s FHLB advances are all fixed rate, require interest-only monthly payments, and have maturities through February 2018. The weighted average rate of FHLB advances was 0.83% and 0.71% at September 30, 2015 and December 31, 2014, respectively. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which totaled approximately $162.1 million and $164.2 million at September 30, 2015 and December 31, 2014, respectively.

The following table shows the maturity schedule of the notes payable as of September 30, 2015:

Maturing in	(in thousands)
2015	$68
2016	14,412
2017	-
2018	1,000
$15,480

Note 7 - Junior Subordinated Debentures

The Company’s carrying value of junior subordinated debentures was $12.5 million at September 30, 2015 and $12.3 million at December 31, 2014. In July 2004 Nicolet Bankshares Statutory Trust I (the “Statutory Trust”), issued $6.0 million of guaranteed preferred beneficial interests (“trust preferred securities”) that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of the Statutory Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Statutory Trust to purchase $6.2 million of junior subordinated debentures of the Company, which pay an 8% fixed rate. Interest on these debentures is current. The debentures may be redeemed in part or in full, on or after July 15, 2009 at par plus any accrued but unpaid interest. The maturity date of the debenture, if not redeemed, is July 15, 2034.

As part of the 2013 acquisition of Mid-Wisconsin Financial Services, Inc., the Company assumed $10.3 million of junior subordinated debentures related to $10.0 million of issued trust preferred securities. The trust preferred securities and the debentures mature on December 15, 2035 and have a floating rate of the three-month LIBOR plus 1.43% adjusted quarterly. Interest on these debentures is current. The debentures may be called at par in part or in full, on or after December 15, 2010 or within 120 days of certain events. At acquisition in April 2013 the debentures were recorded at a fair value of $5.8 million, with the discount being accreted to interest expense over the remaining life of the debentures. At September 30, 2015, the carrying value of these junior debentures was $6.3 million, and the $6.0 million carrying value of related trust preferred securities qualifies as Tier 1 capital.

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

The Company elected to early adopt ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The $180,000 debt issuance costs associated with the $12 million Notes are being amortized on a straight line basis over the first five years, representing the no-call periods, as additional interest expense. As of September 30, 2015, $160,000 of unamortized debt issuance costs remain and are reflected as a deduction to the carrying value of the outstanding debt.

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

Note 9 - Fair Value Measurements, continued

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented. One security classified as Level 3 was purchased at a discount to its par value for $0.9 million during the first nine months of 2015. There were no other changes in Level 3 values to report during the first nine months of 2015.

		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
U.S. government sponsored enterprises	$297	$-	$297	$-
State, county and municipals	107,016	-	106,440	576
Mortgage-backed securities	54,907	-	54,907	-
Corporate debt securities	1,140	-	-	1,140
Equity securities	4,212	4,212	-	-
Securities AFS, September 30, 2015	$167,572	$4,212	$161,644	$1,716

(in thousands)
U.S. government sponsored enterprises	$1,039	$-	$1,039	$-
State, county and municipals	102,776	-	102,200	576
Mortgage-backed securities	61,677	-	61,677	-
Corporate debt securities	220	-	-	220
Equity securities	2,763	2,763	-	-
Securities AFS, December 31, 2014	$168,475	$2,763	$164,916	$796

The following is a description of the valuation methodologies used by the Company for the Securities AFS noted in the tables of this footnote. Where quoted market prices on securities exchanges are available, the investment is classified as Level 1. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include mortgage-related securities and obligations of state, county and municipals. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include auction rate securities available for sale (for which there has been no liquid market since 2008) and corporate debt securities, which include trust preferred security investments. At September 30, 2015 and December 31, 2014, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on receipt of par from refinances for the auction rate securities and the internal analysis on the corporate debt securities.

The following table presents the Company’s impaired loans and other real estate owned (“OREO”) measured at fair value on a nonrecurring basis for the periods presented.

Measured at Fair Value on a Nonrecurring Basis
		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2015:
Impaired loans	$4,241	$-	$-	$4,241
OREO	714	-	-	714
December 31, 2014:
Impaired loans	$8,278	$-	$-	$8,278
OREO	1,966	-	-	1,966

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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014 are shown below.

September 30, 2015
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$34,635	$34,635	$34,635	$-	$-
Certificates of deposit in other banks	4,159	4,172	-	4,172	-
Securities AFS	167,572	167,572	4,212	161,644	1,716
Other investments	8,126	8,126	-	5,985	2,141
Loans held for sale	3,055	3,120	-	3,120	-
Loans, net	874,443	882,543	-	-	882,543
Bank owned life insurance	28,228	28,228	28,228	-	-

Financial liabilities:
Deposits	$1,012,181	$1,014,523	$-	$-	$1,014,523
Notes payable	15,480	18,377	-	6,026	12,351
Junior subordinated debentures	12,477	11,853	-	-	11,853
Subordinated notes	11,840	11,554	-	-	11,554

December 31, 2014
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$68,708	$68,708	$68,708	$-	$-
Certificates of deposit in other banks	10,385	10,421	-	10,421	-
Securities AFS	168,475	168,475	2,763	164,916	796
Other investments	8,065	8,065	-	5,924	2,141
Loans held for sale	7,272	7,272	-	7,272	-
Loans, net	874,053	881,793	-	-	881,793
Bank owned life insurance	27,479	27,479	27,479	-	-

Financial liabilities:
Deposits	$1,059,903	$1,062,262	$-	$-	$1,062,262
Notes payable	21,175	24,212	-	11,526	12,686
Junior subordinated debentures	12,328	11,711	-	-	11,711

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

Off-balance-sheet instruments: The estimated fair value of letters of credit at September 30, 2015 and December 31, 2014 was insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at September 30, 2015 and December 31, 2014.

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

Note 10 – Sale of Branches

On August 7, 2015, the Company completed the sale of its Neillsville and Fairchild, WI branches, which reduced deposits by $34 million, loans by $13 million, fixed assets by $1 million and cash by $20 million, and resulted in $0.1 million recorded in miscellaneous income.

Note 11 – Small Business Lending Fund (“SBLF”) Preferred Stock Redemption

On September 28, 2015, the Company redeemed $12.2 million, or half, of its outstanding SBLF Series C Preferred Stock at par plus accrued dividends.

Note 12 – Pending Merger Transaction

On September 8, 2015 the Company announced the signing of a definitive merger agreement with Baylake Corp. (“Baylake”) (NASDAQ:BYLK) under which Baylake will merge with and into the Company. Based upon the financial position as of September 30, 2015, the combined company would have total assets of approximately $2.2 billion, deposits of $1.8 billion and loans of $1.6 billion. The merger transaction is appropriately not reflected in the Company’s September 30, 2015 financial statements as it is not expected to close until the second quarter of 2016 and is subject to customary closing conditions, including approval by shareholders of each company and regulatory approvals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nicolet Bankshares, Inc. is a bank holding company headquartered in Green Bay, Wisconsin, providing a diversified range of traditional banking and wealth management services to individuals and businesses in its market area through the 21 branch offices of its banking subsidiary, Nicolet National Bank, in northeastern and central Wisconsin and Menominee, Michigan.

Overview

At September 30, 2015, Nicolet Bankshares, Inc. and its subsidiaries (“Nicolet” or the “Company”) had total assets of $1.2 billion, loans of $884 million, deposits of $1.0 billion and total shareholders’ equity of $105 million. Nicolet’s profitability is significantly dependent upon net interest income (interest income earned on loans and other interest-earning assets such as investments, net of interest expense on deposits and other borrowed funds), and noninterest income sources (including but not limited to service charges on deposits, trust and brokerage fees, mortgage income from sales of residential mortgages into the secondary market, and other fees or revenue from financial services provided to customers or ancillary to loans and deposits), offset by the level of the provision for loan losses, noninterest expenses (largely employee compensation and overhead expenses tied to processing and operating the Bank’s business), and income taxes. Business volumes and pricing drive revenue potential and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth and competitive conditions within the marketplace. For the nine months ended September 30, 2015, Nicolet earned net income of $8.6 million, and after $182,000 of preferred stock dividends, net income available to common shareholders was $8.4 million or $1.93 per diluted common share.

During the first nine months of 2015, Nicolet executed on a number of actions. Such actions impact certain comparisons of financial results between 2015 and 2014. During the first half of 2015 through private placements, Nicolet issued $12 million of 5% fixed-rate, 10-year subordinated notes, callable on or after the fifth anniversary of their respective issuance dates, and which qualify as Tier 2 capital for regulatory purposes. On September 28, 2015, Nicolet redeemed $12.2 million, or half, of its outstanding Small Business Lending Fund (“SBLF”) Series C Preferred Stock at par, reducing total equity and regulatory Tier 1 capital. During the nine-month period of 2015, under Nicolet’s existing common stock repurchase program, $4.2 million was used to repurchase approximately 146,400 common shares at a weighted average price of $28.35 per share including commissions. In August 2015, Nicolet completed its sale of two branches, reducing deposits by $34 million, loans by $13 million, fixed assets by $1 million and cash by $20 million.

Finally, consistent with our previously stated interest in strategic growth, on September 8, 2015, Nicolet announced the signing of a definitive merger agreement with Baylake Corp. (“Baylake”) under which Baylake will merge into Nicolet to create the fourth largest bank headquartered in Wisconsin by deposit market share. Based upon the financial position as of September 30, 2015, the combined company would have total assets of $2.2 billion, deposits of $1.8 billion and loans of $1.6 billion, and an expanded geography operating out of 41 bank branches. The merger is expected to drive growth and efficiency through the increased scale, leverage the strengths of each bank across the combined customer base, enhance profitability, and add liquidity and shareholder value. The proposed merger transaction is not reflected in Nicolet’s September 30, 2015, financials as it is not expected to close until the second quarter of 2016, subject to customary closing conditions, including approvals by shareholders of each company and regulatory approvals.

Forward-Looking Statements

Forward Looking Statements “Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995. This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which Congress passed in an effort to encourage companies to provide information about their anticipated future financial performance. This act protects a company from unwarranted litigation if actual results are different from management expectations. This report reflects the current views and estimates of future economic circumstances, industry conditions, company performance, and financial results of the management of Nicolet and Baylake. These forward-looking statements are subject to a number of factors and uncertainties which could cause Nicolet’s, Baylake’s or the combined company’s actual results and experience to differ from the anticipated results and expectations expressed in such forward-looking statements, and such differences may be material. Forward-looking statements speak only as of the date they are made and neither Nicolet nor Baylake assumes any duty to update forward-looking statements. There are a number of factors that could cause our actual results to differ materially from those projected in such forward-looking statements.

In addition to factors previously disclosed in Nicolet’s and Baylake’s reports filed with the SEC and those identified elsewhere in this report, these forward-looking statements include, but are not limited to, statements about (i) the expected benefits of the transaction between Nicolet and Baylake and between Nicolet National Bank and Baylake Bank, including future financial and operating results, cost savings, enhanced revenues and the expected market position of the combined company that may be realized from the transaction, and (ii) Nicolet’s and Baylake’s plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. Other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “targets,” “projects” or words of similar meaning generally are intended to identify forward-looking statements. These statements are based upon the current beliefs and expectations of Nicolet’s and Baylake’s management and are inherently subject to significant business, economic and competitive risks and uncertainties, many of which are beyond their respective control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ from those indicated or implied in the forward-looking statements and such differences may be material.

The following risks, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) the businesses of Nicolet and Baylake may not integrate successfully or the integration may be more difficult, time-consuming or costly than expected; (2) the expected growth opportunities and cost savings from the transaction may not be fully realized or may take longer to realize than expected; (3) revenues following the transaction may be lower than expected as a result of losses of customers or other reasons, including issues arising in connection with integration of the two banks; (4) deposit attrition, operating costs, customer loss and business disruption following the transaction, including difficulties in maintaining relationships with employees, may be greater than expected; (5) governmental approvals of the transaction may not be obtained on the proposed terms or expected timeframe; (6) the terms of the proposed transaction may need to be modified to satisfy such approvals or conditions; (7) Nicolet’s shareholders or Baylake’s shareholders may fail to approve the transaction; (8) reputational risks and the reaction of the companies’ customers to the transaction; (9) diversion of management time on merger related issues; (10) changes in asset quality and credit risk; (11) the cost and availability of capital; (12) customer acceptance of the combined company’s products and services; (13) customer borrowing, repayment, investment and deposit practices; (14) the introduction, withdrawal, success and timing of business initiatives; (15) the impact, extent, and timing of technological changes; (16) severe catastrophic events in our geographic area; (17) a weakening of the economies in which the combined company will conduct operations may adversely affect its operating results; (18) the U.S. legal and regulatory framework, including those associated with the Dodd Frank Wall Street Reform and Consumer Protection Act, could adversely affect the operating results of the combined company; (19) the interest rate environment may compress margins and adversely affect net interest income; and (20) competition from other financial services companies in the companies’ markets could adversely affect operations. Additional factors that could cause Nicolet’s results to differ materially from those described in the forward-looking statements can be found in Nicolet’s reports (such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K) filed with the SEC and available at the SEC’s website (www.sec.gov). Additional factors that could cause Baylake’s results to differ materially from those described in the forward-looking statements can be found in Baylake’s reports (such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K) filed with the SEC and available at the SEC’s website (www.sec.gov). All subsequent written and oral forward-looking statements concerning Nicolet, Baylake or the proposed merger or other matters and attributable to Nicolet, Baylake or any person acting on either of their behalf are expressly qualified in their entirety by the cautionary statements above. Nicolet and Baylake do not undertake any obligation to update any forward-looking statement, whether written or oral, to reflect circumstances or events that occur after the date the forward-looking statements are made.

Merger Agreement

On September 8, 2015, Nicolet, and Baylake entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Baylake will merge with and into Nicolet (the “Merger”). Following the Merger, Baylake Bank, the wholly-owned bank subsidiary of Baylake, will merge with and into Nicolet National Bank, Nicolet’s wholly-owned bank subsidiary, with Nicolet National Bank continuing as the surviving bank (the “Bank Merger”), with all bank branches operating under the Nicolet National Bank brand. Nicolet will maintain its corporate office in Green Bay, Wisconsin.

Nicolet and Baylake have agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4, which will include a joint proxy statement/prospectus. As soon as practicable following effectiveness of the registration statement on Form S-4, each of Nicolet and Baylake will call a special shareholders meeting to approve the Merger. Subject to the provisions relating to a superior proposal, the parties’ respective boards of directors have agreed to recommend that their respective shareholders approve the Merger.

Merger Consideration. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Baylake common stock (other than Baylake common stock held in treasury by Baylake or held directly or indirectly by Nicolet, which shares will be canceled prior to any exchange therefor), will be exchanged for the right to receive 0.4517 of Nicolet common stock and cash in lieu of any fractional shares.

Treatment of Restricted Stock Units and Stock Options. At the effective time, and subject to the exchange ratio outlined in the Merger Agreement, each restricted stock unit and option granted by Baylake, whether vested or unvested, shall be substituted with an equity award issued under a Nicolet stock plan or adjusted under a Baylake stock plan to be exercisable for Nicolet stock.

Board of Directors and Executive Officers. Upon consummation of the Merger, the makeup of the board of directors will consist of sixteen members, eight selected by the Nicolet board of directors and eight selected by the Baylake board of directors. The Nominating Committee of the Nicolet board of directors shall consist of two directors each from Nicolet and Baylake for a period of two years after closing. Nicolet will establish a Co-Chairman and Co-Chief Executive Officer structure for Robert B. Atwell and Robert J. Cera, and deliver an employment agreement to Robert J. Cera as of the closing date.

Closing Conditions. Consummation of the Merger is subject to certain mutual closing conditions, including, without limitation, (i) the approval of the Merger by the shareholders of both Nicolet and Baylake; (ii) Nicolet listing its shares on NASDAQ; (iii) the registration statement on Form S-4 shall become effective; (iv) the absence of any legal proceeding prohibiting the Merger; and (v) the receipt of all required regulatory approvals.

In addition to these mutual conditions, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (i) the accuracy of each party’s representations and warranties; and (ii) each party’s compliance with its covenants and agreements contained in the Merger Agreement.

Representations, Warranties and Covenants. The Merger Agreement includes detailed representations, warranties and covenant provisions that are customary for transactions of this type.

No Solicitation. The Merger Agreement restricts the ability of either Nicolet or Baylake to solicit proposals or enter into agreements relating to alternative business combination transactions. However, should either Nicolet or Baylake receive an unsolicited bona fide Acquisition Proposal (as defined in the Merger Agreement), and the receiving entity’s board of directors conclude in good faith that such proposal is superior to that described in the Merger Agreement, such entity may negotiate in good faith with the third party. The receiving party may not terminate the Merger Agreement without providing the other party to the Merger Agreement five business days to respond to such unsolicited offer, during which time the parties to the Merger Agreement shall negotiate in good faith.

Termination. The Merger Agreement contains certain termination rights for both Nicolet and Baylake, including, among others, the right to terminate, by either party, (i) if the required regulatory approvals are not obtained; (ii) if the Merger is not consummated on or before September 8, 2016; (iii) if Nicolet’s shareholders or Baylake’s shareholders fail to approve the Merger; (iv) upon a breach by either Nicolet or Baylake of their respective representations, warranties, covenants or other agreements contained in the Merger Agreement; or (v) if Nicolet or Baylake becomes subject to a law or order that prevents the Merger from being consummated.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed on September 10, 2015.

The representations and warranties set forth in the Merger Agreement have been made solely for the benefit of the parties to the Merger Agreement. In addition, such representations and warranties (i) have been made only for the purpose of the Merger Agreement; (ii) have been qualified by the disclosures made to the other party in connection with the Merger Agreement; (iii) are subject to materiality qualifications contained in the Merger Agreement, which may differ from what may be viewed as material by investors; and (iv) have been included in the Merger Agreement for the purpose of allocating risk between the contracting parties and not for purpose of establishing such matters as facts. Based upon the foregoing reasons, you should not rely on the representations and warranties as statements of factual information. Investors should read the Merger Agreement together with the other information concerning Nicolet and Baylake that each publicly file in reports and statements with the SEC.

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

The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at September 30, 2015. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the ALLL. These agencies may require Nicolet to make additions to the ALLL based on their judgments of collectability based on information available to them at the time of their examination.

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

Management’s Discussion and Analysis

The following discussion is Nicolet management’s analysis of the consolidated financial condition as of September 30, 2015 and December 31, 2014 and results of operations for the three and nine-month periods ended September 30, 2015 and 2014. It should be read in conjunction with Nicolet’s audited consolidated financial statements as of December 31, 2014 and 2013, and for the two years ended December 31, 2014, included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2014.

Performance Summary

Nicolet reported net income of $8.6 million for the nine months ended September 30, 2015, a 14% increase over $7.5 million for the first nine months of 2014. After $182,000 of preferred stock dividends, net income available to common shareholders was $8.4 million, or $1.93 per diluted common share for the first nine months of 2015. Comparatively, after $183,000 of preferred stock dividends, net income available to common shareholders was $7.4 million, or $1.70 per diluted common share for the first nine months of 2014.

•	Net interest income was $30.7 million for the first nine months of 2015, a decrease of $0.6 million or 2% from the first nine months of 2014. The decline was primarily the result of unfavorable rate variances in excess of favorable volume variances. On a tax-equivalent basis, the net interest margin for the first nine months of 2015 was 3.85%, down 6 basis points (“bps”) from 3.91% for the comparable 2014 period. Between the comparable nine-month periods, the earning asset yield decreased 6 bps to 4.51%, while the cost of interest-bearing liabilities increased by 5 bps to 0.84%, resulting in an 11 bps decrease in the interest rate spread between the comparable nine-month periods.

•	Loans were $884 million at September 30, 2015, up $1 million from $883 million at December 31, 2014, and up $19 million or 2% over $865 million at September 30, 2014. Excluding the impact of the August 2015 branch sale noted earlier, loans grew 4% over September 30, 2014. Between the comparative nine-month periods, average loans grew 3%, to $884 million for 2015 yielding 5.09%, compared to $855 million for 2014 yielding 5.36%. Loan yields declined between the nine-month periods due to $0.7 million lower discount accretion income on acquired loans and continued downward pressure on rates of new and renewing loans.

•	Total deposits were $1.0 billion at September 30, 2015, down $48 million or 5% from $1.1 billion at December 31, 2014 (following a customary pattern of deposit decline historically following year ends through the first nine months of the year), and unchanged from a year ago. Excluding the impact of the August 2015 branch sale, deposits grew 3% over September 30, 2014. Between the comparative nine-month periods, average total deposits were unchanged at $1.0 billion, with interest-bearing deposits costing 0.65% for the first nine months of 2015, compared to 0.63% for the same period in 2014.

•	Asset quality measures have been strong in 2015. Nonperforming assets were $5.0 million at September 30, 2015, down 32% from year end 2014 and down 36% from a year ago. Nonperforming assets represented 0.43%, 0.61% and 0.67% of total assets at September 30, 2015, December 31, 2014, and September 30, 2014, respectively. The allowance for loan losses was $10.0 million or 1.13% of loans at September 30, 2015, compared to $9.3 million or 1.05%, respectively at year end 2014, and $10.1 million or 1.16%, respectively at September 30, 2014. The provision for loan losses was $1.4 million, exceeding net charge offs of $0.6 million for the first nine months of 2015, versus provision of $2.0 million with $1.2 million of net charge offs for the comparable 2014 period.

•	Noninterest income was $13.1 million for the first nine months of 2015 (including $1.0 million net gain on sales or write-downs of assets) compared to $10.3 million for the first nine months of 2014 (which included $0.4 million net gain on sales or write-downs of assets). Removing these net gains, noninterest income was up $2.3 million or 23% between the nine-month periods. The most notable increase over prior year was net mortgage income which was up $1.5 million or 132%, resulting from significantly stronger secondary mortgage production volume between the nine-month periods. Increases in service charges on deposit accounts (up 9%), trust revenues (up 7%) and brokerage income (up 6%), collectively accounted for another $0.4 million increase between the nine-month periods.

•	Noninterest expense was $29.4 million for the first nine months of 2015, up $0.8 million or 3% over the first nine months of 2014. Between the nine-month periods, salaries and benefits were up $1.0 million or 6% largely a result of merit increases, incentive accruals and higher stock compensation expense. Processing costs were up $0.2 million or 10% mostly commensurate with growth in the number of accounts and enhanced fraud software implemented in 2015. All other noninterest expense categories in the first nine months of 2015 were down compared to the first nine months of 2014, with occupancy, equipment and office expense showing the most notable decrease as a result of a less harsh 2015 winter than the prior year.

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

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $30.7 million in the first nine months of 2015, $0.6 million or 2% lower than $31.4 million in the first nine months of 2014. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $0.9 million and $0.5 million for the first nine months of 2015 and 2014, respectively, resulting in taxable equivalent net interest income of $31.6 million and $31.9 million, respectively.

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

Table 1: Year-To-Date Net Interest Income Analysis

	For the Nine Months Ended September 30,
	2015			2014
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$883,616	$34,006	5.09%	$855,052	$34,662	5.36%
Investment securities
Taxable	75,324	1,098	1.94%	84,747	1,212	1.91%
Tax-exempt (2)	87,243	1,553	2.37%	47,923	998	2.78%
Other interest-earning assets	37,289	327	1.17%	89,727	354	0.53%
Total interest-earning assets	1,083,472	$36,984	4.51%	1,077,449	$37,226	4.57%
Cash and due from banks	30,015			38,657
Other assets	69,319			66,006
Total assets	$1,182,806			$1,182,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$125,268	$231	0.25%	$106,958	$198	0.25%
Interest-bearing demand	203,359	1,266	0.83%	206,228	1,141	0.74%
MMA	250,164	427	0.23%	263,592	549	0.28%
Core CDs and IRAs	202,771	1,682	1.11%	228,945	1,737	1.01%
Brokered deposits	29,954	312	1.39%	40,235	355	1.18%
Total interest-bearing deposits	811,516	3,918	0.65%	845,958	3,980	0.63%
Other interest-bearing liabilities	43,100	1,483	4.55%	48,325	1,336	3.64%
Total interest-bearing liabilities	854,616	5,401	0.84%	894,283	5,316	0.79%
Noninterest-bearing demand	204,106			171,701
Other liabilities	10,201			8,445
Total equity	113,883			107,683
Total liabilities and stockholders’ equity	$1,182,806			$1,182,112
Net interest income and rate spread		$31,583	3.67%		$31,910	3.78%
Net interest margin			3.85%			3.91%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Table 2: Year-To-Date Volume/Rate Variance

Comparison of the nine months ended September 30, 2015 versus the nine months ended September 30, 2014 follows:

	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net
Earning assets

Loans	$1,131	$(1,787)	$(656)
Investment securities
Taxable	(123)	9	(114)
Tax-exempt	718	(163)	555
Other interest-earning assets	(12)	(15)	(27)

Total interest-earning assets	$1,714	$(1,956)	$(242)

Interest-bearing liabilities
Savings deposits	$34	$(1)	$33
Interest-bearing demand	(16)	141	125
MMA	(27)	(95)	(122)
Core CDs and IRAs	(209)	154	(55)
Brokered deposits	(100)	57	(43)

Total interest-bearing deposits	(318)	256	(62)
Other interest-bearing liabilities	253	(106)	147

Total interest-bearing liabilities	(65)	150	85
Net interest income	$1,779	$(2,106)	$(327)

Table 3: Quarterly Net Interest Income Analysis

	For the Three Months Ended September 30,
	2015			2014
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$883,266	$11,185	4.98%	$862,960	$11,976	5.46%
Investment securities
Taxable	71,744	339	1.89%	80,951	379	1.87%
Tax-exempt (2)	88,842	504	2.27%	60,483	390	2.57%
Other interest-earning assets	28,346	108	1.50%	43,536	91	0.84%
Total interest-earning assets	1,072,198	$12,136	4.46%	1,047,930	$12,836	4.82%
Cash and due from banks	29,849			44,550
Other assets	67,886			67,991
Total assets	$1,169,933			$1,160,471
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$127,592	$81	0.25%	$113,065	$70	0.25%
Interest-bearing demand	201,362	438	0.86%	206,764	392	0.75%
MMA	232,886	131	0.22%	243,408	152	0.25%
Core CDs and IRAs	193,893	547	1.12%	223,740	611	1.09%
Brokered deposits	28,728	104	1.43%	33,080	109	1.30%
Total interest-bearing deposits	784,461	1,301	0.66%	820,057	1,334	0.65%
Other interest-bearing liabilities	46,537	541	4.58%	37,708	396	4.11%
Total interest-bearing liabilities	830,998	1,842	0.88%	857,765	1,730	0.80%
Noninterest-bearing demand	211,414			184,535
Other liabilities	12,599			9,328
Total equity	114,922			108,843
Total liabilities and stockholders’ equity	$1,169,933			$1,160,471
Net interest income and rate spread		$10,294	3.58%		$11,106	4.02%
Net interest margin			3.78%			4.17%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Table 4: Quarterly Volume/Rate Variance

Comparison of the three months ended September 30, 2015 versus the three months ended September 30, 2014 follows:

	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net
Earning assets

Loans	$277	$(1,068)	$(791)
Investment securities
Taxable	(43)	3	(40)
Tax-exempt	165	(51)	114
Other interest-earning assets	18	(1)	17

Total interest-earning assets	$417	$(1,117)	$(700)

Interest-bearing liabilities
Savings deposits	$10	$1	$11
Interest-bearing demand	(11)	57	46
MMA	(6)	(15)	(21)
Core CDs and IRAs	(83)	19	(64)
Brokered deposits	(14)	9	(5)

Total interest-bearing deposits	(104)	71	(33)
Other interest-bearing liabilities	145	-	145

Total interest-bearing liabilities	41	71	112
Net interest income	$376	$(1,188)	$(812)

Table 5: Interest Rate Spread, Margin and Average Balance Mix — Taxable-Equivalent Basis

	Nine Months Ended September 30,
	2015			2014
(in thousands)	Average Balance	% of Earning Assets	Yield/Rate	Average Balance	% of Earning Assets	Yield/Rate
Total loans	$883,616	81.6%	5.09%	$855,052	79.4%	5.36%
Securities and other earning assets..	199,856	18.4%	1.99%	222,397	20.6%	1.54%
Total interest-earning assets	$1,083,472	100%	4.51%	$1,077,449	100%	4.57%

Interest-bearing liabilities	$854,616	78.9%	0.84%	$894,283	83.0%	0.79%

Noninterest-bearing funds, net	228,856	21.1%		183,166	17.0%
Total funds sources	$1,083,472	100%	0.64%	$1,077,449	100%	0.66%
Interest rate spread			3.67%			3.78%
Contribution from net free funds			0.18%			0.13%
Net interest margin			3.85%			3.91%

Taxable-equivalent net interest income was $31.6 million for the first nine months of 2015, a decrease of $0.3 million or 1% from the same period in 2014. Taxable equivalent interest income decreased $0.2 million (or 1%) between the nine-month periods driven by loans contributing $0.7 million less interest income ($1.8 million less from lower loan yields and discount accretion income, offset partly by $1.1 million more from higher loan volumes) and by non-loan interest-earning assets combined contributing $0.4 million more interest income (mostly due to increased municipal investment volume). Interest expense increased by $0.1 million (or 2%) between the periods largely from the 5% subordinated debt added in 2015.

The taxable-equivalent net interest margin was 3.85% for the first nine months of 2015, down 6 bps versus the first nine months of 2014. With a unfavorable 6 bps decrease in earning asset yield to 4.51% and a 5 bps rise in the cost of funds to 0.84%, the interest rate spread dropped 11 bps between the nine month periods. In general, there has been and will be underlying downward margin pressure as assets mature in this prolonged low-rate environment, with current reinvestment rates substantially lower than previous rates and less opportunity to offset such with similar changes in the already low cost of funds. Additionally, while both 2015 and 2014 periods are experiencing favorable income from discount accretion on acquired loans, particularly where such loans pay or resolve at better than their carrying values, such favorable interest flow can be sporadic and will likely diminish over time.

The earning asset yield was influenced mainly by asset mix, with more balances in higher-yielding assets. Loans, investments and other interest-earning assets (mostly low-earning cash) represented 82%, 15% and 3% of average earning assets, respectively, for the first nine months of 2015, and 79%, 13% and 8% respectively, for the comparable period in 2014. Loans yielded 5.09% for the first nine months of 2015, compared to 5.36%, for the first nine months of 2014. The 27 bps decrease in loan yield was due to continued downward pressure on rates of new and renewing loans in this low-rate environment, and $0.7 million lower aggregate discount accretion on acquired loans between the nine-month periods. Non-loan earning assets yielded 1.99% versus 1.54% for the nine-month period in 2015 and 2014, respectively. A significantly lower proportion of low-earning cash was the main reason for the 45 bps increase in the non-loan yield between the nine-month periods.

Nicolet’s cost of funds increased 5 bps to 0.84% for the first nine months of 2015 compared to 2014. The average cost of interest-bearing deposits (which represented 95% of average interest-bearing liabilities for both periods), was 0.65% for the first nine months of 2015, up 2 bps over the first nine months of 2014. The cost of interest-bearing demand deposits increased 9 bps as a result of mix changes with average balances remaining steady. Costs associated with money market accounts decreased 5 bps in conjunction with a drop in deposit rates compared to last year. The costs related to time deposits (both CDs and brokered deposits) increased as lower costing time deposits matured leaving a base of higher costing funds but at lower average balances. Average other interest-bearing liabilities (comprised of short- and long-term borrowings) decreased $5.2 million and cost 91 bps more between the nine-month periods as lower cost advances matured and were not renewed and subordinated debt was added to the funding mix in the first nine months of 2015.

Average interest-earning assets were $1.1 billion for the first nine months of 2015 and 2014. While the balance of average interest-earning assets was consistent, the mix improved, led by an increase in total loans of $29 million (to $884 million, up 3%) despite the decrease resulting from the branch sale which would have added an additional $3 million of average loans for the nine-month period. This was offset by a decrease in average non-loan earning assets of $23 million (comprised of a $52 million decline in other interest-earning assets which is predominantly interest-bearing cash and a $29 million increase in investments) to $200 million.

Average interest-bearing liabilities were $855 million, down $40 million or 4% versus the first nine months of 2014, comprised of a $34 million decrease in interest-bearing deposits (to $812 million, representing 95% of average interest-bearing liabilities), and included a $7 million decrease for the nine-month period as a result of the branch sale. The nine-month period ending September 30, 2015 also saw a $5 million decrease in average other interest-bearing liabilities (to $43 million) compared to the same nine-month period in 2014, led by lower repurchase agreements and FHLB advances offset partly by new subordinated debt.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2015 and 2014 was $1.4 million and $2.0 million, respectively, exceeding net charge offs of $0.6 million and $1.2 million, respectively. Asset quality trends remained strong with continued resolutions of problem loans. The ALLL was $10.0 million (1.13% of loans) at September 30, 2015, compared to $9.3 million (1.05% of loans) at December 31, 2014 and $10.1 million (1.16% of loans) at September 30, 2014.

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

Noninterest Income

Table 6: Noninterest Income

	For the three months ended September 30,				For the nine months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
(in thousands)
Service charges on deposit accounts	$631	$564	$67	11.9%	$1,752	$1,602	$150	9.4%
Trust services fee income	1,196	1,179	17	1.4	3,636	3,403	233	6.8
Mortgage income	811	505	306	60.6	2,670	1,151	1,519	132.0
Brokerage fee income	170	152	18	11.8	509	478	31	6.5
Bank owned life insurance (“BOLI”)	252	250	2	0.8	749	684	65	9.5
Rent income	324	292	32	11.0	890	880	10	1.1
Investment advisory fees	98	104	(6)	(5.8)	301	316	(15)	(4.7)
Gain on sale or write-down of assets, net	91	140	(49)	(35.0)	1,042	448	594	132.6
Other income	612	459	153	33.3	1,600	1,323	277	20.9
Total noninterest income	$4,185	$3,645	$540	14.8%	$13,149	$10,285	$2,864	27.8%
Noninterest income without net gains	$4,094	$3,505	$589	16.8%	$12,107	$9,837	$2,270	23.1%

Comparison of the nine months ending September 30, 2015 versus 2014

Noninterest income was $13.1 million for the first nine months of 2015 (including $1.0 million of net gain on sales of assets), compared to $10.3 million for the first nine months of 2014 (including $0.4 million of net gain on sale of assets). Removing these net gains, noninterest income was up $2.3 million or 23.1% between the nine-month periods.

Net gain on sale or write-down of assets was $1.0 million and $0.4 million for the nine months of 2015 and 2014, respectively. The 2015 activity consisted of $0.6 million net gains on sales of investments and $0.4 million net gains on sales of OREO while the 2014 activity included a $0.3 million gain on the sale of an equity security holding, $0.8 million net gain on sales of OREO offset by a write-down of an acquired former branch building moved to OREO in the second quarter of 2014.

Service charges on deposit accounts were $1.8 million for the first nine months of 2015, up $0.2 million (or 9.4%) over the comparable period of 2014, mainly due to the 6.2% increase in the number of transaction accounts.

Trust service fees increased to $3.6 million for the first nine months of 2015, up $0.2 million (or 6.8%) over the comparable 2014 period. Brokerage fees were $0.5 million, up 6.5% over the first nine months of 2014. Both benefited from continued market improvement over last year and net new business, as well as on rising assets under management on which trust fees are based.

Mortgage income represents predominantly net gains received from the sale of residential real estate loans service-released into the secondary market and, to a smaller degree, some related income. The first nine months of 2015 saw a significantly more robust mortgage market and strong production compared to the first nine months of 2014 (with nine-month originations of $143 million for 2015 versus $56 million for 2014). As a result, mortgage income was $2.7 million for first nine months of 2015 compared to $1.2 million for first nine months of 2014 (up $1.5 million or 132% between the nine-month periods).

The remaining income categories included modest increases. BOLI income was $0.7 million for the first nine months of 2015, up 9.5% over the comparable period in 2014 and in line with the 11% increase in the average BOLI balance. Rent income, investment advisory fees and other noninterest income combined were $2.8 million for the first nine months of 2015 compared to $2.5 million for the comparable 2014 period, with the increase mostly attributable to ancillary fees tied to deposit-related products, such as debit card interchange fees and wire fee income, and the $0.1 million net income from the August 2015 branch sale recorded in other noninterest income.

Noninterest Expense

Table 7: Noninterest Expense

	For the three months ended September 30,				For the nine months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
(in thousands)
Salaries and employee benefits	$5,637	$5,366	$271	5.1%	$16,996	$16,045	$951	5.9%
Occupancy, equipment and office	1,745	1,735	10	0.6	5,263	5,370	(107)	(2.0)
Business development and marketing	549	548	1	0.2	1,584	1,620	(36)	(2.2)
Data processing	864	816	48	5.9	2,585	2,345	240	10.2
FDIC assessments	142	160	(18)	(11.3)	469	547	(78)	(14.3)
Core deposit intangible amortization	248	284	(36)	(12.7)	783	934	(151)	(16.2)
Other	664	614	50	8.1	1,695	1,734	(39)	(2.2)
Total noninterest expense	$9,849	$9,523	$326	3.4%	$29,375	$28,595	$780	2.7%

Comparison of the nine months ending September 30, 2015 versus 2014

Total noninterest expense was $29.4 million for the first nine months of 2015, up $0.8 million, or 2.7% over the first nine months of 2014 in line with a continual focus on expense management. Salaries and employee benefits and data processing were up while all other expense categories were down compared to the same nine-month period in 2014.

Salaries and employee benefits expense was $17.0 million for the first nine months of 2015, up $1.0 million or 5.9% compared to the first nine months of 2014. Base salaries were up 3% between the nine-month periods mainly from merit increases on a minimally changed employee base. The remaining increase is due mostly to higher overtime, incentive accruals and higher stock based compensation. Average full time equivalent employees were 282 and 280 for the first nine months of 2015 and 2014, respectively.

Occupancy, equipment and office expense decreased $0.1 million to $5.3 million for the first nine months of 2015 compared to 2014. This 2.0% decrease was primarily the result of a less harsh 2015 winter than 2014 resulting in lower expenses for utilities and snowplowing. The first nine months of 2014 also included final integration costs on systems and phones early in that year not recurring in 2015.

Business development and marketing expense decreased slightly between the comparable nine-month periods, with similar spending on promotional materials and media advertising.

Data processing expenses, which are primarily volume-based, rose $0.2 million or 10.2% between the nine-month periods, in line with the increase in number of accounts, enhanced fraud software implemented in 2015 and increased services.

Core deposit intangible amortization declined as the intangible has aged under an accelerated amortization schedule. FDIC assessments were lower between the nine-month periods mostly due to a lower assessment rate, and other expense declined mostly from lower OREO and foreclosure costs.

Income Taxes

For the nine-month periods ending September 30, 2015 and 2014, income tax expense was $4.5 million and $3.4 million, respectively. The effective tax rate was 34% for the first nine months of 2015 compared to 31% for the same nine-month period in 2014 (impacted by the $0.5 million tax benefit recorded in the second quarter to the deferred tax asset related to net operating loss utilization potential resulting in an effective tax rate of 20% for second quarter 2014 alone). GAAP requires that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. No valuation allowance was determined to be necessary as of September 30, 2015 or December 31, 2014.

Comparison of the three months ending September 30, 2015 versus 2014

Nicolet reported net income of $2.6 million for the three months ended September 30, 2015, compared to $2.8 million for the comparable period of 2014. Net income available to common shareholders for the third quarter of 2015 was $2.5 million, or $0.58 per diluted common share, compared to net income available to common shareholders of $2.7 million, or $0.63 per diluted common share, for the third quarter of 2014.

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $10.0 million in the third quarter of 2015 versus $10.9 million in the third quarter of 2014. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $0.3 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, resulting in taxable equivalent net interest income of $10.3 million and $11.1 million, respectively. Taxable equivalent net interest income for third quarter 2015 was down $0.8 million or 7.3% versus third quarter 2014, with $1.2 million of the decrease due to rate variances (predominately in loans, including $0.7 million lower aggregate discount accretion income on acquired loans as the acquired portfolio ages and resolves, as well as underlying loan yield pressure) offset with a $0.4 million increase from favorable volume variances (especially in earning assets).

The earning asset yield was 4.46% for third quarter 2015, 36 bps lower than third quarter 2014, mainly due to a decline in the yield on loans (as explained above) offset partly by a modest shift in mix from cash balances to higher-yielding investments.

Between the third quarter periods, the cost of funds increased 8 bps to 0.88% in 2015 versus 2014. The increase in cost of funds was driven mainly by the 2015 quarter carrying new 5% subordinated debt in other interest-bearing liabilities which cost 4.58% in 2015, up 47 bps over the 2014 quarter, while the cost of interest-bearing deposits increased 1 bps to 0.66% in the third quarter of 2015 as compared to 2014.

Noninterest income was $4.2 million for third quarter 2015, up $0.5 million or 14.8% over third quarter 2014. Noninterest income without net gains was up $0.6 million or 16.8%, largely due to mortgage income (up $0.3 million given higher production), and other income (up $0.2 million, including $0.1 million net income from the August 2015 branch sale).

Noninterest expense was $9.8 million for the third quarter of 2015, up $0.3 million or 3.4% from third quarter 2014. Salaries and employee benefits for the third quarter of 2015 were $0.3 million or 5.1% higher than the third quarter of 2014 driven mostly by merit increases, overtime and higher stock option expense. All other expenses combined stayed mostly flat between the third quarter periods due to factors consistent with the reduction in year to date expenses noted earlier.

The provision for loan losses for the three months ended September 30, 2015 and 2014 was $0.5 million and $0.7 million respectively. Net charge offs for the quarter ending September 30, 2015 were $0.2 million compared to $0.3 million for the same period in 2014. At September 30, 2015, the ALLL was $10.0 million (or 1.13% of total loans) compared to $10.1 million (or 1.16% of total loans) at September 30, 2014.

Income tax expense was $1.3 million and $1.6 million for the third quarters of 2015 and 2014, respectively. The effective tax rates were 33% for third quarter 2015 and 36% for third quarter 2014.

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

Nicolet’s primary lending function is to make 1) commercial loans, consisting of commercial and industrial business loans, agricultural (“AG”) production, and owner-occupied commercial real estate (“CRE”) loans; 2) CRE loans, consisting of commercial investment real estate loans, AG real estate, and construction and land development loans; 3) residential real estate loans, including residential first mortgages, residential junior mortgages (such as home equity loans and lines), and residential construction loans; and 4) retail and other loans. Using these four broad groups the mix of loans at September 30, 2015 was 57% commercial, 18% CRE loans, 24% residential real estate, and 1% retail and other loans; and grouped further the loan mix was 75% commercial-based and 25% retail-based.

Total loans were $884 million at September 30, 2015 compared to $883 million at December 31, 2014 (essentially unchanged but included a $13 million decrease in loans as a result from the branch sale). Compared to September 30, 2014, loans grew $19 million or 2% (or up 4% excluding the impact of the August 2015 branch sale noted earlier). On average, loans were $884 million and $855 million for the first nine months of 2015 and 2014, respectively, up 3%.

Table 8: Period End Loan Composition

	September 30, 2015		December 31, 2014		September 30, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$304,858	34.5%	$289,379	32.7%	$282,357	32.6%
Owner-occupied CRE	179,569	20.3	182,574	20.7	179,166	20.7
AG production	15,709	1.8	14,617	1.6	14,632	1.7
AG real estate	39,715	4.5	42,754	4.8	42,195	4.9
CRE investment	83,278	9.4	81,873	9.3	77,067	8.9
Construction & land development	39,487	4.5	44,114	5.0	42,462	4.9
Residential construction	8,106	0.9	11,333	1.3	11,260	1.3
Residential first mortgage	153,562	17.3	158,683	18.0	157,730	18.2
Residential junior mortgage	54,170	6.1	52,104	5.9	52,523	6.1
Retail & other	5,994	0.7	5,910	0.7	5,693	0.7
Total loans	$884,448	100%	$883,341	100%	$865,085	100%

Broadly, commercial-based loans versus retail-based loans changed slightly to 75% commercial-based and 25% retail-based at September 30, 2015 as compared to 74% commercial-based and 26% retail-based at December 31, 2014. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively as well as the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.

Commercial and industrial loans consist primarily of commercial loans to small businesses and, to a lesser degree, to municipalities within a diverse range of industries. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans increased $15 million since year end 2014. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and increased to 34.5% of the total portfolio at September 30, 2015, up from 32.7% at December 31, 2014.

Owner-occupied CRE loans declined to 20.3% of loans at September 30, 2015 from 20.7% at December 31, 2014 and primarily consist of loans within a diverse range of industries secured by business real estate that is occupied by borrowers (i.e. who operate their businesses out of the underlying collateral) and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral.

AG production and AG real estate loans combined consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland. In total, agricultural loans decreased $2 million since year end 2014, representing 6.3% of total loans at September 30, 2015, versus 6.4% at December 31, 2014.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. The balance of these loans increased slightly, up $1.4 million since year end 2014, representing 9.4% of total loans at September 30, 2015 and 9.3% at December 31, 2014.

Loans in the construction and land development portfolio provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis. Lending on originated loans in this category has remained relatively steady as a percent of loans. Since December 31, 2014, balances decreased $4.6 million, and this category represented 4.5% and 5.0% of total loans at September 30, 2015 and year end 2014, respectively.

On a combined basis, Nicolet’s residential real estate loans represent 24.3% of total loans at September 30, 2015, down slightly from 25.2% at December 31, 2014. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. Across the industry, home equities generally involve loans that are in second or junior lien positions, but Nicolet has secured many such loans in a first lien position, further mitigating the portfolio risks. Nicolet has not experienced significant losses in its residential real estate loans; however, if market values in the residential real estate markets decline, particularly in Nicolet’s market area, rising loan-to-value ratios could cause an increase in the provision for loan losses. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. Mortgage loans retained in the portfolio are typically of high quality and have historically had low net charge off rates. While mortgage loans normally hold terms of 30 years, Nicolet’s portfolio mortgages have an average contractual life of less than 15 years.

Loans in the retail and other classification represent less than 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and/or guaranty positions. The loan balances in this portfolio remained relatively unchanged from December 31, 2014 to September 30, 2015.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2015, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

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

At September 30, 2015, the ALLL was $10.0 million compared to $9.3 million at December 31, 2014. The nine-month increase was a result of a 2015 provision of $1.4 million exceeding 2015 net charge offs of $0.6 million. Comparatively, the provision for loan losses in the first nine months of 2014 was $2.0 million and net charge offs were $1.2 million. Annualized net charge offs as a percent of average loans were 0.10% in the first nine months of 2015 compared to 0.19% for the first nine months of 2014 and 0.31% for the entire 2014 year. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ratio of the ALLL as a percentage of period-end loans was 1.13% at September 30, 2015 compared to 1.05% at December 31, 2014 and 1.16% at September 30, 2014. The ALLL to loans ratio is impacted by the accounting treatment of Nicolet’s 2013 acquisitions, which combined at their acquisition dates added no ALLL to the numerator and $284 million of loans into the denominator. Acquired loans with no ALLL were $147 million and $182 million at September 30, 2015 and December 31, 2014, respectively. As events have occurred in the acquired loan portfolios, an ALLL has been established beginning in June 30, 2015 for this portfolio of assets reflecting an increase in risk as acquired credits age and several larger and other loans migrate to higher grades. See Note 5 of the Notes to Unaudited Consolidated Financial Statements for a further breakdown of the ALLL between originated and acquired portfolios. Growth in the ALLL to loans ratio is mostly a result of the provision for loan losses exceeding net charge offs.

Table 9: Loan Loss Experience

	For the nine months ended		Year ended
(in thousands)	September 30, 2015	September 30, 2014	December 31, 2014
Allowance for loan losses (ALLL):
Balance at beginning of period	$9,288	$9,232	$9,232
Provision for loan losses	1,350	2,025	2,700
Charge-offs	717	1,291	2,743
Recoveries	(84)	(86)	(99)
Net charge-offs	633	1,205	2,644
Balance at end of period	$10,005	$10,052	$9,288

Net loan charge-offs (recoveries):
Commercial & industrial	$268	$517	$1,868
Owner-occupied CRE	216	453	453
Agricultural production	-	-	-
Agricultural real estate	-	-	-
CRE investment	(13)	(12)	(14)
Construction & land development	-	12	12
Residential construction	-	-	-
Residential first mortgage	42	190	216
Residential junior mortgage	103	17	80
Retail & other	17	28	29
Total net loans charged-off	$633	$1,205	$2,644

ALLL to total loans	1.13%	1.16%	1.05%
Net charge-offs to average loans, annualized	0.10%	0.19%	0.31%

As noted in Table 10, the largest portions of the ALLL were allocated to construction and land development loans, commercial & industrial loans and owner-occupied CRE loans combined, representing 71.1% and 76.5% of the ALLL at September 30, 2015 and December 31, 2014, respectively. While the balances of construction and land development loans have been relatively steady to declining over time, the category carries higher historical loss rates which are coming down with better current performance; hence the allocation fell to 17.1% at September 30, 2015 from 28.9% at year end 2014. The allocations for commercial and industrial loans and owner-occupied CRE loans increased over year end 2014 commensurate with the growth in these portfolios and certain qualitative factors.

The allocation of the ALLL is based on Nicolet’s estimate of loss exposure by category of loans and is shown in Table 10 for September 30, 2015 and December 31, 2014.

Table 10: Allocation of the Allowance for Loan Losses

	September 30, 2015		December 31, 2014
(in thousands)	Amount	% of Loan Type to Total Loans	Amount	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$3,704	34.5%	$3,191	32.7%
Owner-occupied CRE	1,696	20.3	1,230	20.7
Agricultural production	84	1.8	53	1.6
Agricultural real estate	302	4.5	226	4.8
CRE investment	751	9.4	511	9.3
Construction & land development	1,710	4.5	2,685	5.0
Residential construction	106	0.9	140	1.3
Residential first mortgage	1,115	17.3	866	18.0
Residential junior mortgage	478	6.1	337	5.9
Retail & other	59	0.7	49	0.7
Total ALLL	$10,005	100%	$9,288	100%

ALLL category as a percent of total ALLL:
Commercial & industrial	37.0%		34.4%
Owner-occupied CRE	17.0		13.2
Agricultural production	0.8		0.6
Agricultural real estate	3.0		2.4
CRE investment	7.5		5.5
Construction & land development	17.1		28.9
Residential construction	1.1		1.5
Residential first mortgage	11.1		9.3
Residential junior mortgage	4.8		3.6
Retail & other	0.6		0.6
Total ALLL	100%		100%

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $4.3 million (consisting almost entirely of acquired loans) at September 30, 2015 compared to $5.4 million at December 31, 2014 (consisting of $1.1 million originated loans and $4.3 million acquired loans). Of the $16.7 million nonaccrual loans initially acquired in the 2013 acquisitions, $2.8 million remain which is included in the $4.3 million of nonaccruals within the acquired loan portfolio at September 30, 2015. Purchased credit impaired (“PCI”) loans maintain a non-accretable mark which covers potential losses. At September 30, 2015 no PCI loan has an impairment in excess of the non-accretable mark and therefore no related allowance has been allocated to any PCI loan. Acquired loans are evaluated on a regular basis to determine if an impairment exists in excess of the non-accretable mark and an allowance would be provided as appropriate. Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $5.0 million at September 30, 2015 compared to $7.4 million at December 31, 2014. OREO decreased from $2.0 million at year end 2014 to $0.7 million at September 30, 2015.

OREO at September 30, 2015 included bank land which was moved from active fixed assets to inactive status at its fair value of $0.5 million. Nonperforming assets as a percent of total assets were 0.43% at September 30, 2015 compared to 0.61% at December 31, 2014. Included in the December 31, 2014 originated impaired loans is one troubled debt restructuring totaling $3.8 million. This loan was paid off in the third quarter of 2015 and there are no originated impaired loans at September 30, 2015.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $6.8 million (0.8% of loans) and $5.4 million (0.6% of loans) at September 30, 2015 and December 31, 2014, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 11: Nonperforming Assets

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Nonaccrual loans:
Commercial & industrial	$223	$171	$548
Owner-occupied CRE	1,223	1,667	1,487
AG production	15	21	23
AG real estate	372	392	394
CRE investment	771	911	1,433
Construction & land development	686	934	943
Residential construction	—	—	—
Residential first mortgage	861	1,155	1,845
Residential junior mortgage	148	141	178
Retail & other	—	—	—
Total nonaccrual loans	4,299	5,392	6,851
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$4,299	$5,392	$6,851
OREO:
CRE investment	$32	$697	$352
Owner-occupied CRE	—	139	256
Construction & land development	126	630	38
Residential real estate owned	56	500	117
Bank property real estate owned	500	—	200
Total OREO	714	1,966	963
Total nonperforming assets	$5,013	$7,358	$7,814
Total restructured loans accruing	$-	$3,777	$3,834
Ratios
Nonperforming loans to total loans	0.49%	0.61%	0.79%
Nonperforming assets to total loans plus OREO	0.57%	0.80%	0.90%
Nonperforming assets to total assets	0.43%	0.61%	0.67%
ALLL to nonperforming loans	232.7%	172.3%	146.7%
ALLL to total loans	1.13%	1.05%	1.16%

Table 12: Investment Securities Portfolio

	September 30, 2015			December 31, 2014
(in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
U.S. Government sponsored enterprises	$286	$297	-%	$1,025	$1,039	1%
State, county and municipals	106,763	107,016	64	102,472	102,776	61
Mortgage-backed securities	54,523	54,907	33	61,497	61,677	37
Corporate debt securities	1,140	1,140	1	220	220	-
Equity securities	2,742	4,212	2	1,571	2,763	1
Total	$165,454	$167,572	100%	$166,785	$168,475	100%

At September 30, 2015 and December 31, 2014 the total carrying value of investment securities was $168 million, and represented 14.4% and 13.9% of total assets at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

In addition to securities available for sale, Nicolet had other investments of $8 million at September 30, 2015 and December 31, 2014, consisting of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System), and the Federal Agricultural Mortgage Corporation, as well as equity investments in other privately-traded companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost. The remaining investments have no quoted market prices, and are carried at cost less other than temporary impairment (“OTTI”) charges, if any. Nicolet’s management evaluates all these other investments periodically for impairment, considering financial condition and other available relevant information. There were no OTTI charges recorded in 2014 or year to date 2015.

Table 13: Investment Securities Portfolio Maturity Distribution

	As of September 30, 2015
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
(in thousands)
U.S. government sponsored enterprises	$—	—%	$145	1.5%	$141	2.1%	$—	—%	$—	—%	$286	1.8%	$297
State and county municipals (1)	4,805	2.7	76,624	2.4	24,773	2.6	561	4.4	—	—	106,763	2.4	107,016
Mortgage-backed securities	—	—	—	—	—	—	—	—	54,523	3.2	54,523	3.2	54,907
Corporate debt securities	—	—	—	—	—	—	1,140	6.0	—	—	1,140	6.0	1,140
Equity securities	—	—	—	—	—	—	—	—	2,742	6.2	2,742	6.2	4,212

Total amortized cost	$4,805	2.7%	$76,769	2.4%	$24,914	2.6%	$1,701	5.5%	$57,265	3.3%	$165,454	2.8%	$167,572
Total fair value and carrying value	$4,833		$76,852		$25,040		$1,728		$59,119				$167,572

As a percent of total fair value	3%		46%		15%		1%		35%				100%

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Deposits

Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Included in total deposits in Table 14 are brokered deposits of $28 million at September 30, 2015 and $31 million at December 31, 2014.

Table 14: Deposits

	September 30, 2015		December 31, 2014
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$227,610	22.5%	$203,502	19.2%
Money market and NOW accounts	444,616	43.9%	494,945	46.7%
Savings	127,827	12.6%	120,258	11.3%
Time	212,128	21.0%	241,198	22.8%
Total deposits	$1,012,181	100%	$1,059,903	100%

Total deposits were $1.0 billion at September 30, 2015, down $48 million or 5% since December 31, 2014 with $34 million of the decline a result of the branch sale in the third quarter. On average for the first nine months of 2015, total deposits were $1.02 billion, almost unchanged from the comparable 2014 period. On average, the mix of deposits changed between the comparable nine-month periods, with 2015 carrying more demand (i.e. noninterest-bearing) and savings deposits and less time, money market, and NOW accounts.

Table 15: Average Deposits

	For the nine months ended
	September 30, 2015		September 30, 2014
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$204,106	20.1%	$171,701	16.9%
Money market and NOW accounts	453,523	44.7%	474,655	46.6%
Savings	125,268	12.3%	106,958	10.5%
Time	232,725	22.9%	264,345	26.0%
Total	$1,015,622	100%	$1,017,659	100%

Table 16: Maturity Distribution of Certificates of Deposit

(in thousands)	September 30, 2015
3 months or less	$23,618
Over 3 months through 6 months	27,267
Over 6 months through 12 months	41,071
Over 12 months	120,172

Total	$212,128

Other Funding Sources

Other funding sources, which include short-term and long-term borrowings (notes payable, junior subordinated debentures, and subordinated notes), were $40 million and $34 million at September 30, 2015 and December 31, 2014, respectively. Short-term borrowings consist mainly of customer repurchase agreements maturing in less than nine months or federal funds purchased. There were no short-term borrowings outstanding at September 30, 2015 and December 31, 2014, respectively. Long-term borrowings include notes payable, consisting of a joint venture note and FHLB advances, totaling $15 million and $21 million at September 30, 2015 and December 31, 2014, respectively. Junior debentures are another long-term funding source carried at $12 million at September 30, 2015 and December 31, 2014, with $11.9 million qualifying as Tier 1 capital for regulatory purposes. Further information regarding these notes payable and junior subordinated debentures is located in “Note 6 – Notes Payable” and “Note 7 – Junior Subordinated Debentures” in the notes to the unaudited consolidated financial statements. Subordinated notes provide additional funding and qualify as Tier 2 capital. At September 30, 2015, total subordinated notes were $12 million, with $8 million and $4 million issued in the first and second quarters of 2015, respectively. Further information regarding these subordinated notes is located in “Note 8 – Subordinated Notes” in the notes to the unaudited consolidated financial statements.

Additional funding sources consist of a $10 million available and unused line of credit at the holding company and $75 million of available and unused federal funds purchased lines. Also, available total borrowing capacity at the FHLB was $65 million given the level of FHLB common stock held at September 30, 2015 (of which $6.0 million was outstanding at September 30, 2015).

Off-Balance Sheet Obligations

As of September 30, 2015 and December 31, 2014, Nicolet had the following commitments that did not appear on its balance sheet:

Table 17: Commitments

	September 30,	December 31,
	2015	2014
(in thousands)
Commitments to extend credit — fixed and variable rate	$276,073	$269,648
Financial letters of credit	3,046	2,996
Standby letters of credit	4,720	3,629

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

Funds are available from a number of basic banking activity sources including but not limited to the core deposit base, the repayment and maturity of loans, investment securities calls, maturities, and sales, and funds obtained through brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Approximately $25 million of the $168 million investment securities portfolio on hand at September 30, 2015 was pledged to secure public deposits, short-term borrowings, repurchase agreements, or for other purposes as required by law. Other funding sources available include short-term borrowings, federal funds purchased, and long-term borrowings.

Cash and cash equivalents at September 30, 2015 and December 31, 2014 were approximately $35 million and $69 million, respectively. These levels have declined slightly through the first nine months of 2015 as is typical of Nicolet’s historical deposit behaviors and was further impacted by Nicolet’s completed branch sale in August 2015. Nicolet’s liquidity resources were sufficient as of September 30, 2015 to fund loans, accommodate deposit trends and cycles, and to meet other cash needs as necessary.

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

Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps decrease in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on this analysis on financial data at September 30, 2015, the projected changes in net interest income over a one-year time horizon, versus the baseline, was -3.8%, -2.3%, -0.1% and 0.0% for the -200, -100, +100 and +200 bps scenarios, respectively; such results are within Nicolet’s guidelines of not greater than -15% for +/- 100 bps and not greater than -20% for +/- 200 bps.

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

At September 30, 2015, Nicolet’s capital structure includes $12.2 million (or 12%) of preferred stock and $92.7 million (or 88%) of common stock equity. Beginning in the fourth quarter of 2013, given growth in qualifying small business loans, Nicolet qualified for a 1% annual dividend rate on its preferred stock issued to the Treasury related to its participation in the SBLF, compared to the previous 5% annual rate paid by Nicolet. This 1% rate will adjust to 9% effective March 1, 2016 according to the terms of the Securities Purchase Agreement, if the preferred stock is not redeemed prior to that time. On September 28, 2015, Nicolet redeemed $12.2 million, or half, of its outstanding Small Business Lending Fund (“SBLF”) Series C Preferred Stock.

Nicolet’s common equity to total assets was 7.94% at September 30, 2015, increased from 7.13% at December 31, 2014 and continues to reflect capacity to capitalize on opportunities. Further, Nicolet’s investors have demonstrated a strong commitment to capital, providing common capital when needed, with the two most recent examples being a December 2008 private placement raising $9.5 million in common capital as we entered the economic crisis and the April 2013 private placement raising $2.9 million in common capital alongside the predominately stock-for-stock Mid-Wisconsin Financial Services, Inc. merger which added $9.7 million in common capital. Book value per common share increased to $23.41 at September 30, 2015 from $21.34 at year end 2014 aided primarily by retained earnings exceeding share reductions. During 2014, a common stock repurchase program was authorized to use up to $12 million to repurchase up to 625,000 shares of Nicolet common stock as an alternative use of capital. On July 21, 2015, a modification to the current stock repurchase program was approved, adding $6 million more to repurchase up to 175,000 more shares of its common stock, bringing the total authorization to up to $18 million to repurchase up to 800,000 shares of outstanding common stock. During the first nine months of 2015, $4.2 million was used to repurchase 146,404 shares at a weighted average price of $28.35 per share including commissions. Since beginning the repurchase program in February 2014, total shares repurchased were 403,695 utilizing $9.8 million for an average cost of $24.27 per share. Given the pending merger with Baylake, Nicolet has suspended its repurchase program.

As shown in Table 18, all of Nicolet’s regulatory capital ratios remain strong and are well above the minimum regulatory ratios. At September 30, 2015, Nicolet’s Total, Tier 1, Common Equity Tier 1 (“CET1”) risk-based ratios and its Leverage ratios were 14.3%, 12.0%, 9.4% and 9.7%, respectively, all above the well-capitalized ratios of 10%, 8%, 6.5% and 5%, respectively. On September 28, 2015, Nicolet redeemed $12.2 million, or half, of its outstanding SBLF Series C Preferred Stock. Nicolet’s Total Capital ratio increased since year end 2014 largely from earnings retained exceeding common stock repurchases, with the inclusion of the $12 million subordinated debt issued in 2015 (Tier 2 capital) offsetting the partial redemption of SBLF preferred stock in 2015 (Tier 1 capital). The reduction in the Tier 1 capital ratio from December 31, 2014 to September 30, 2015 was primarily due to the partial redemption of SBLF preferred stock. Additionally, the Bank’s regulatory ratios at September 30, 2015 and December 31, 2014 qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment.

A source of income and funds for Nicolet as the parent company of Nicolet National Bank are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by federal regulatory agencies. At September 30, 2015, the Bank could pay dividends of approximately $11.0 million without seeking regulatory approval. During 2014, the Bank paid $9 million of dividends to the parent company, and paid $6 million during the first nine months of 2015.

A summary of Nicolet’s and Nicolet National Bank’s regulatory capital amounts and ratios as of September 30, 2015 and December 31, 2014 are presented in the following table.

Table 18: Capital

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of September 30, 2015:
Company
Total capital	$135,223	14.3%	$75,782	8.0%
Tier I capital	113,378	12.0	56,837	6.0
CET1 capital	89,296	9.4	42,627	4.5
Leverage	113,378	9.7	46,643	4.0

Bank
Total capital	$122,856	13.1%	$74,826	8.0%	$93,533	10.0%
Tier I capital	112,851	12.1	56,120	6.0	74,826	8.0
CET1 capital	112,851	12.1	42,090	4.5	60,796	6.5
Leverage	112,851	9.8	46,095	4.0	57,618	5.0

As of December 31, 2014:
Company
Total capital	$126,336	14.0%	$72,045	8.0%
Tier I capital	117,048	13.0	36,023	4.0
Leverage	117,048	9.7	48,473	4.0

Bank
Total capital	$115,891	13.0%	$71,134	8.0%	$88,917	10.0%
Tier I capital	106,603	12.0	35,567	4.0	53,350	6.0
Leverage	106,603	8.9	47,977	4.0	59,972	5.0

(1)	The total capital ratio is defined as tier 1 capital plus tier 2 capital divided by total risk-weighted assets. The tier 1 capital ratio is defined as tier 1 capital divided by total risk-weighted assets. The leverage ratio is defined as tier 1 capital divided by the most recent quarter’s average total assets, adjusted in accordance with regulatory guidelines.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Future Accounting Pronouncements

Recent accounting pronouncements adopted by Nicolet are included in Note 1, “Basis of Presentation” of the Notes to Unaudited Consolidated Financial Statements.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-16 Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the account had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of Nicolet.

In August 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest: Presentation and subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 8, 2015 EITF Meeting (SEC Update). The guidance in ASU 2015-03, issued in April of 2015 did not address the presentation or subsequent measurement of debt issuance costs related to line-of- credit arrangements. Given the absence of authoritative guidance within SU 2015-03 for debit issuance costs related to line-of- credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the “S” section of the codification.

In June 2015, the FASB issued ASU 2015-10: Technical Corrections and Improvements. The amendments in this Update cover a wide range of topics in the Codification including guidance clarification and reference corrections, simplification and minor improvements. Transition guidance varies based on the amendments. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon issuance. The adoption of this update is not expected to have a material impact on Nicolet’s consolidated financial statements.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value practical expedient provided by ASC 820. Disclosures about investments in certain entities that calculate net asset value per share are limited under ASU 2015-07 to those investments for which the entity has elected to estimate the fair value using the net asset value practical expedient. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015, with retrospective application to all periods presented. Early application is permitted. The adoption of this update is not expected to have a material impact on Nicolet’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05 Intangibles - Goodwill and Other Internal-Use Software. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer’s accounting for service contracts. In addition, the guidance in this update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of Nicolet.

In April 2015, the FASB issued ASU 2015-04 Compensation - Retirement Benefits. The amendments in this update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year end and apply that practical expedient consistently from year to year. The amendments in this update also provide a practical expedient that permits the entity to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of Nicolet.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis, effective for fiscal years beginning after December 15, 2015 and interim periods within those years with early adoption permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. Nicolet is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01 Income Statement - Extraordinary and Unusual Items: Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendment eliminates from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of Nicolet.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. In connection with preparing financial statements for each annual and interim reporting periods, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of Nicolet.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Summary and Amendments that Create Revenue from Contracts with Customers and Other Assets and Deferred Costs—Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update was originally effective for interim and annual periods beginning after December 15, 2016. In July 2015, the FASB voted to delay the effective date of this ASU by one year. Nicolet is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on Nicolet’s consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit
Number	Description
2.1	Agreement and Plan of Merger by and between Nicolet Bankshares, Inc. and Baylake Corp, dated September 8, 2015 (1)
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text.

*Indicates information that is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(1) Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

November 6, 2015	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

November 6, 2015	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer

