Form 10-K
period 2015-12-31
NICOLET BANKSHARES INC
filed 2016-03-07
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from…………to………….

Commission file number 333-90052

NICOLET BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

WISCONSIN	47-0871001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 North Washington Street

Green Bay, Wisconsin 54301

(920) 430-1400

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $100.4 million based on the closing sale price of $30.80 per share as reported on the OTCBB on June 30, 2015. The registrant’s common stock commenced trading on the Nasdaq Capital Market on February 24, 2016.

As of February 29, 2016, 4,194,045 shares of common stock were outstanding.

Nicolet Bankshares, Inc.

TABLE OF CONTENTS

		PAGE
PART I

Item 1.	Business	3-11

Item 1A.	Risk Factors	12-18

Item 1B.	Unresolved Staff Comments	18

Item 2.	Properties	19

Item 3.	Legal Proceedings	19

Item 4.	Mine Safety Disclosures	19

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20

Item 6.	Selected Financial Data	20-21

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	22-49

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	49

Item 8.	Financial Statements and Supplementary Data	50-101

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	102

Item 9A.	Controls and Procedures	102

Item 9B.	Other Information	102

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	103-104

Item 11.	Executive Compensation	105-108

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	109-110

Item 13.	Certain Relationships and Related Transactions, and Director Independence	110

Item 14.	Principal Accountant Fees and Services	111

PART IV

Item 15.	Exhibits and Financial Statement Schedules	112-113

Signatures		114

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

Nicolet is a Wisconsin corporation, originally incorporated on April 5, 2000 as Green Bay Financial Corporation, a Wisconsin corporation, to serve as the holding company for and the sole shareholder of Nicolet National Bank. It amended and restated its articles of incorporation and changed its name to Nicolet Bankshares, Inc. on March 14, 2002. It subsequently became the holding company for Nicolet National Bank upon the completion of the bank’s reorganization into a holding company structure on June 6, 2002. Nicolet elected to become a financial holding company in 2008.

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

On September 8, 2015, Nicolet announced the signing of an Agreement and Plan of Merger with Baylake Corp. (“Baylake” (NASDAQ: BYLK) pursuant to which Baylake will merge with and into Nicolet. As of December 31, 2015, Baylake had total assets of $1.1 billion, loans of $743 million, deposits of $866 million and total stockholders’ equity of $114 million. The merger with Baylake is expected to close in April 2016.

At December 31, 2015, Nicolet had total assets of $1.2 billion, loans of $877 million, deposits of $1.1 billion and total stockholders’ equity of $110 million. Nicolet’s profitability is significantly dependent upon net interest income (interest income earned on loans and other interest-earning assets such as investments, net of interest expense on deposits and other borrowed funds), and noninterest income sources (including but not limited to service charges on deposits, trust and brokerage fees, and mortgage income from sales of residential mortgages into the secondary market), offset by the level of the provision for loan losses, noninterest expenses (largely employee compensation and overhead expenses tied to processing and operating the Bank’s business), and income taxes. For the year ended December 31, 2015, Nicolet earned net income of $11.4 million, and after $0.2 million of preferred stock dividends, net income available to common shareholders was $11.2 million or $2.57 per diluted common share.

Products and Services Overview

Nicolet’s principal business is banking, consisting of lending and deposit gathering, as well as ancillary banking-related products and services, to businesses and individuals of the communities it serves, and the operational support to deliver, fund and manage such banking products and services. Additionally, the Bank offers trust, brokerage and other investment management services for individuals and retirement plan services for business customers. Nicolet delivers its products and services through 21 branch locations, on-line banking, mobile banking and an interactive website. Nicolet’s call center also services customers.

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

Lending is critical to Nicolet’s balance sheet and earnings potential. Nicolet seeks creditworthy borrowers principally within the geographic area of its branch locations. As a community bank with experienced commercial lenders and residential mortgage lenders, the Bank’s primary lending function is to make commercial loans [consisting of commercial, industrial, and business loans and lines of credit, owner-occupied commercial real estate (“owner-occupied CRE”), and agricultural (“AG”) production loans]; commercial real estate (“CRE”) loans [consisting of investment real estate loans (“CRE investment”), AG real estate, and construction and land development loans]; residential real estate loans (consisting of residential first lien mortgages, junior lien mortgages, home equity loans and lines of credit, and to a lesser degree residential construction loans); and other loans, mainly consumer in nature. As of December 31, 2015, Nicolet’s loan portfolio mix was as follows:

Loan category	% of Total Loans
Commercial & industrial	34%
Owner-occupied CRE	21%
AG production	1%
Total commercial loans	56%
AG real estate	5%
CRE investment	9%
Construction & land development	4%
Total CRE loans	18%
Residential construction	1%
Residential first mortgages	18%
Residential junior mortgages	6%
Total residential real estate loans	25%
Other	1%

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

Employees

At December 31, 2015, Nicolet had approximately 280 full-time equivalent employees. None of our employees are represented by unions.

Market Area and Competition

Nicolet National Bank is a full-service community bank, providing a full range of traditional commercial and retail banking services, as well as wealth management services, throughout northeastern and central Wisconsin and the upper peninsula of Michigan. Nicolet markets its services to owner-managed companies, the individual owners of these businesses, and other residents of its market area, which at December 31, 2015 is through 21 branches located within 9 Wisconsin counties (Brown, Outagamie, Marinette, Taylor, Clark, Marathon, Oneida, Price and Vilas) and in Menominee, Michigan. Based on deposit market share data published by the FDIC as of June 30, 2015, the Bank ranks in the top three of market share for Brown, Taylor and Clark counties and in the top five for Menominee, Marinette and Price counties.

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

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies.

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry as a whole or on Nicolet’s and Nicolet National Bank’s business, results of operations, and financial condition. Many aspects of the Dodd-Frank Act are in the process of being implemented while other aspects remain subject to further rulemaking. These regulations will take effect over several years, making it difficult to anticipate the overall financial impact on Nicolet, its customers or the financial industry more generally. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for Nicolet and Nicolet National Bank. Some of the rules that have been adopted to comply with the Dodd-Frank Act’s mandates are discussed below.

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

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;
•	acquiring all or substantially all of the assets of any bank; or
•	merging or consolidating with any other bank holding company.

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

Nicolet meets the qualification standards applicable to financial holding companies, and elected to become a financial holding company in 2008. In order to remain a financial holding company, Nicolet must continue to be considered well managed and well capitalized by the Federal Reserve, and Nicolet National Bank must continue to be considered well managed and well capitalized by the Office of the Comptroller of the Currency (the “OCC”) and have at least a “satisfactory” rating under the Community Reinvestment Act.

Support of Subsidiary Institutions.   Under Federal Reserve policy and the Dodd-Frank Act, Nicolet is expected to act as a source of financial strength for Nicolet National Bank and to commit resources to support Nicolet National Bank. This support may be required at times when, without this Federal Reserve policy or the related rules, Nicolet might not be inclined to provide it.

In addition, any capital loans made by Nicolet to Nicolet National Bank will be repaid only after Nicolet National Bank’s deposits and various other obligations are repaid in full.

Capital Adequacy. Nicolet is subject to capital requirements applied on a consolidated basis, which are substantially similar to those required of Nicolet National Bank, which are summarized below.

Dividend Restrictions. Under Federal Reserve policies, bank holding companies may pay cash dividends on common stock only out of income available over the past year if prospective earnings retention is consistent with the organization's expected future needs and financial condition and if the organization is not in danger of not meeting its minimum regulatory capital requirements. Federal Reserve policy also provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

In addition, when Nicolet received a capital investment from the U.S. Department of the Treasury (the “Treasury”) under the Small Business Lending Fund (the “SBLF”) on September 1, 2011, it became subject to certain contractual limitations on the payment of dividends. These limitations require, among other things, that (1) all dividends for the SBLF Preferred Stock be paid before other dividends can be paid and (2) no dividends on or repurchases of Nicolet common stock will be permitted if such repurchase or payment of such dividends would reduce Nicolet’s Tier 1 capital by more than 10% from the level on the SBLF closing date.

Regulation of Nicolet National Bank

Because Nicolet National Bank is chartered as a national bank, it is primarily subject to the supervision, examination, and reporting requirements of the National Bank Act and the regulations of the OCC. The OCC regularly examines Nicolet National Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Because Nicolet National Bank’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations and the FDIC also has examination authority and back-up enforcement power over Nicolet National Bank. Nicolet National Bank is also subject to numerous state and federal statutes and regulations that affect Nicolet, its business, activities, and operations.

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

Capital Adequacy. Banks and bank holding companies, as regulated institutions, are required to maintain minimum levels of capital. The Federal Reserve and the OCC have adopted minimum risk-based capital requirements (Tier 1 capital, common equity Tier 1 capital (“CET1”) and total capital) and leverage capital requirements, as well as guidelines that define components of the calculation of capital and the level of risk associated with various types of assets. Financial institutions are expected to maintain a level of capital commensurate with the risk profile assigned to their assets in accordance with the guidelines.

In addition to the minimum risk-based capital and leverage ratios, banking organizations must maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. In order to avoid those restrictions, the capital conservation buffer effectively increases the minimum CET1 capital, Tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Banking organizations with capital levels that fall within the buffer will be required to limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments. The capital conservation buffer is phased in over a 5-year period beginning January 1, 2016.

The following table presents the risk-based and leverage capital requirements applicable to the Bank:

	Adequately Capitalized Requirement	Well-Capitalized Requirement	Well-Capitalized with Buffer, fully phased in 2019
Leverage	4.0%	5.0%	5.0%
CET1	4.5%	6.5%	7.0%
Tier 1	6.0%	8.0%	8.5%
Total Capital	8.0%	10.0%	10.5%

Although capital instruments such as trust preferred securities and cumulative preferred shares were required by the Dodd-Frank Act to be phased-out of Tier 1 capital by January 1, 2016, for certain larger banking organizations, Nicolet’s trust preferred securities are permanently grandfathered as Tier 1 capital (provided they do not exceed 25% of Tier 1 capital) as a result of Nicolet qualifying as a smaller entity.

The capital rules require that goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities (“DTLs”), be deducted from CET1 capital. Additionally, deferred tax assets (“DTAs”) that arise from net operating loss and tax credit carryforwards, net of associated DTLs and valuation allowances, are fully deducted from CET1 capital. However, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, along with mortgage servicing assets and “significant” (defined as greater than 10% of the issued and outstanding common stock of the unconsolidated financial institution) investments in the common stock of unconsolidated “financial institutions” are partially includible in CET1 capital, subject to deductions defined in the rules.

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

A “well-capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure, pursuant to any written agreement, order, capital directive, or prompt corrective action directive, and, for 2015, has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a common equity Tier 1 capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices, which requires certain remedial action.

As of December 31, 2015, Nicolet National Bank satisfied the requirements of “well-capitalized” under the regulatory framework for prompt corrective action. See Note 18, “Regulatory Capital Requirements and Restrictions of Dividends,” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for Nicolet and Nicolet National Bank regulatory capital ratios.

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

Commercial Real Estate Lending. The federal banking regulators have issued the following guidance to help identify institutions that are potentially exposed to significant commercial real estate lending risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital, or

•	total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

At December 31, 2015 Nicolet National Bank’s commercial real estate lending levels are below the guidance levels noted above.

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

USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act") requires each financial institution to: (i) establish an anti-money laundering program; and (ii) establish due diligence policies, procedures and controls with respect to its private and correspondent banking accounts involving foreign individuals and certain foreign banks. In addition, the USA PATRIOT Act encourages cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

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

UDAP and UDAAP. Bank regulatory agencies have increasingly used a general consumer protection statute to address "unethical" or otherwise "bad" business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act—the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce ("UDAP" or "FTC Act"). "Unjustified consumer injury" is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to "unfair, deceptive or abusive acts or practices" ("UDAAP"), which has been delegated to the CFPB for supervision. The CFPB has brought a variety of enforcement actions for violations of UDAAP provisions and CFPB guidance continues to evolve.

Mortgage Reform. The CFPB has adopted final rules implementing minimum standards for the origination of residential mortgages, including standards regarding a customer's ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.

Available Information

Nicolet became a public reporting company under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on March 26, 2013, when Nicolet’s registration statement related to its acquisition of Mid-Wisconsin Financial Services, Inc. (Registration Statement on Form S-4, “Regis. No. 333-186401”) became effective. Nicolet registered its common stock under Section 12(b) of the Exchange Act on February 24, 2016 in connection with listing on the Nasdaq Capital Market. Nicolet files annual, quarterly, and current reports, and other information with the SEC. These filings are available to the public on the Internet at the SEC’s website at www.sec.gov. Shareholders may also read and copy any document that we file at the SEC’s public reference rooms located at 100 F Street, NE, Washington, DC 20549. Shareholders may call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

An investment in our common stock involves risks. If any of the following risks, or other risks which have not been identified or which we may believe are immaterial or unlikely, actually occurs, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

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

As noted above in Item 1, Business, on September 8, 2015, we announced the signing of a definitive merger agreement pursuant to which Baylake will merge with and into Nicolet. As evidenced by our pending acquisition of Baylake, we intend to continue pursuing a growth strategy for our business through attractive acquisition opportunities.

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

In addition, the market value of the real estate securing our loans as collateral continues to be adversely affected by the slow economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2015, approximately 34% of our loans were secured by commercial-based real estate, 5% of loans were secured by agriculture-based real estate, and 25% of our loans were secured by residential real estate. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by adverse market and economic conditions, including another downturn in the real estate market, in our markets could adversely affect the value of our assets, revenues, results of operations, and financial condition.

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

The laws and regulations applicable to the banking industry have recently changed and may continue to change, and we cannot predict the effects of these changes on our business and profitability. Some or all of the changes, including the new rulemaking authority granted to the newly-created CFPB, may result in greater reporting requirements, assessment fees, operational restrictions, capital requirements, and other regulatory burdens for us, and many of our competitors that are not banks or bank holding companies may remain free from such limitations. This could affect our ability to attract and retain depositors, to offer competitive products and services, and to expand our business. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect our ability to operate profitably.

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

Stock price volatility may make it more difficult for you to sell your common stock when you want and at prices you find attractive. Our stock price can fluctuate widely in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations or financial condition;
•	operating results and stock price performance of other companies that investors deem comparable to us;
•	news reports relating to trends, concerns, and other issues in the financial services industry;
•	perceptions in the marketplace regarding us and / or our competitors;

•	new technology used or services offered by competitors;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•	changes in government regulations;
•	geopolitical conditions such as acts or threats of terrorism or military conflicts;
•	our own participation in the market through our buyback program; and
•	recommendations by securities analysts.

General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause our stock price to decrease regardless of our operating results.

The trading volume of Nicolet’s common stock is less than that of other larger companies.

The trading volume of our common stock is less than that of other larger banks. For the public trading market for our common stock to have the desired characteristics of depth, liquidity and orderliness requires the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Although trading of our common stock on the Nasdaq Capital Market commenced on February 24, 2016, there is no guarantee that the trading volume of our common stock will increase as a result.

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

The holders of our common stock receive dividends if and when declared by the Nicolet board of directors out of legally available funds. Nicolet’s board of directors has not declared a dividend on the common stock since our inception in 2000 and does not expect to do so in the foreseeable future. Any future determination relating to dividend policy will be made at the discretion of Nicolet’s board of directors and will depend on a number of factors, including the company’s future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that the board of directors may deem relevant.

Our principal business operations are conducted through Nicolet National Bank. Cash available to pay dividends to our shareholders is derived primarily, if not entirely, from dividends paid by Nicolet National Bank. The ability of Nicolet National Bank to pay dividends to us, as well as our ability to pay dividends to our shareholders, is subject to and limited by certain legal and regulatory restrictions, as well as contractual restrictions related to our junior subordinated debentures and SBLF Preferred Stock. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to the payment of dividends by us. There can be no assurance of whether or when we may pay dividends in the future.

Nicolet may need to raise additional capital in the future but that capital may not be available when it is needed or may be dilutive to our shareholders.

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

Nicolet’s directors and executive officers own a significant portion of our common stock and can influence shareholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 25% of our fully diluted issued and outstanding common stock as of December 31, 2015. As a result of their ownership, our directors and executive officers have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

Holders of Nicolet’s subordinated debentures have rights that are senior to those of its common shareholders.

We have supported our continued growth by issuing trust preferred securities and accompanying junior subordinated debentures. As of December 31, 2015, we had outstanding trust preferred securities and associated junior subordinated debentures with an aggregate par principal amount of approximately $16.5 million.

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

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years following the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million) or if our total annual gross revenues equal or exceed $1 billion in a fiscal year. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The headquarters of both Nicolet and Nicolet National Bank is located at 111 North Washington Street, Green Bay, Wisconsin. At year-end 2015, including the main office, Nicolet National Bank operates 21 owned or leased branch locations noted below, most of which are free-standing, newer buildings that provide adequate access, customer parking, and drive-through and/or ATM services. In addition, Nicolet owns or leases other real property that, when considered in aggregate, is not significant to its financial position. No property listed below as owned is subject to a mortgage or similar encumbrance.

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

*These leased locations involve related parties. For additional disclosure, see Note 16, “Related Party Transactions,” of the Notes to Consolidated Financial Statements under Item 8.

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

Nicolet registered its common stock under Section 12(b) of the Exchange Act on February 24, 2016, in connection with listing on the Nasdaq Capital Market, and trades under the symbol “NCBS”. Prior to February 24, 2016, Nicolet’s common stock was traded on the Over-The-Counter Markets (“OTCBB”), also under the symbol “NCBS”. The common stock was authorized to commence trading on the OTCBB on April 26, 2013, with the first trade completed on May 17, 2013. Prior to such trading, there was no established market for Nicolet’s common stock. The trading volume of Nicolet’s common stock is less than that of banks with larger market capitalizations, even though Nicolet has improved accessibility to its common stock first through the OTCBB and more recently through its listing on Nasdaq. As of February 29, 2016, Nicolet had approximately 600 shareholders of record.

The following table sets forth the high and low bid prices and quarter end closing prices of Nicolet’s common stock as reported by the OTCBB for the periods presented.

For The Quarter Ended

	High Bid Prices	Low Bid Prices	Closing Sales Prices

December 31, 2015	$32.49	$30.60	$31.79
September 30, 2015	34.75	30.80	32.00
June 30, 2015	31.50	27.00	30.80
March 31, 2015	27.50	25.00	27.50

December 31, 2014	$25.00	$23.10	$25.00
September 30, 2014	24.74	22.35	23.20
June 30, 2014	27.25	19.05	24.55
March 31, 2014	19.44	16.51	19.44

Nicolet has not paid dividends on its common stock since its inception in 2000, nor does it currently have any plans to pay dividends on Nicolet common stock in the foreseeable future. Any cash dividends paid by Nicolet on its common stock must comply with applicable Federal Reserve policies and with certain contractual limitations on the payment of dividends related to the SBLF, both described further in “Business—Regulation of Nicolet—Dividend Restrictions.” Nicolet National Bank is also subject to regulatory restrictions on the amount of dividends it is permitted to pay to Nicolet as further described in “Business—Regulation of Nicolet National Bank – Payment of Dividends” and in Note 18, “Regulatory Capital Requirements and Restrictions on Dividends,” in the Notes to Consolidated Financial Statements under Item 8.

During early 2014, a common stock repurchase program was approved which authorized, with subsequent modifications, the use of up to $18 million to repurchase up to 800,000 shares of outstanding common stock. During 2015, $4.2 million was used to repurchase and cancel 146,404 shares at a weighted average price per share of $28.35 including commissions, bringing the life-to-date totals through December 31, 2015, to $9.8 million used to repurchase and cancel 403,695 shares at a weighted average price per share of $24.27 including commissions. Given the pending merger with Baylake, Nicolet has suspended its repurchase program.

Nicolet had no repurchases of equity securities that were registered pursuant to Section 12 of the Exchange Act in 2015.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data as of December 31, 2012 and 2011 is derived from audited consolidated financial statements that are not required to be included in this report.

EARNINGS SUMMARY AND SELECTED FINANCIAL DATA

(In thousands, except per share data)	At and for the year ended December 31,
	2015	2014	2013	2012	2011
Results of operations:
Interest income	$48,597	$48,949	$43,196	$28,795	$29,830
Interest expense	7,213	7,067	6,292	6,530	8,383
Net interest income	41,384	41,882	36,904	22,265	21,447
Provision for loan losses	1,800	2,700	6,200	4,325	6,600
Net interest income after provision for loan losses	39,584	39,182	30,704	17,940	14,847
Other income	17,708	14,185	25,736	10,744	8,444
Other expense	39,648	38,709	36,431	24,062	21,443
Income before income taxes	17,644	14,658	20,009	4,622	1,848
Income tax expense	6,089	4,607	3,837	1,529	318
Net income	11,555	10,051	16,172	3,093	1,530
Net income attributable to noncontrolling interest	127	102	31	57	40
Net income attributable to Nicolet Bankshares, Inc.	11,428	9,949	16,141	3,036	1,490
Preferred stock dividends and discount accretion	212	244	976	1,220	1,461
Net income available to common equity	$11,216	$9,705	$15,165	$1,816	$29
Earnings per common share:
Basic	$2.80	$2.33	$3.81	$0.53	$0.01
Diluted	2.57	2.25	3.80	0.53	0.01
Weighted average common shares outstanding:
Basic	4,004	4,165	3,977	3,440	3,469
Diluted	4,362	4,311	3,988	3,442	3,488
Year-End Balances:
Loans	$877,061	$883,341	$847,358	$552,601	$472,489
Allowance for loan losses	10,307	9,288	9,232	7,120	5,899
Investment securities available for sale, at fair value	172,596	168,475	127,515	55,901	56,759
Total assets	1,214,439	1,215,285	1,198,803	745,255	678,249
Deposits	1,056,417	1,059,903	1,034,834	616,093	551,536
Other debt	15,412	21,175	39,538	39,190	39,506
Junior subordinated debentures	12,527	12,328	12,128	6,186	6,186
Subordinated notes	11,849	-	-	-	-
Common equity	97,301	86,608	80,462	52,933	51,623
Stockholders’ equity	109,501	111,008	104,862	77,333	76,023
Book value per common share	23.42	21.34	18.97	15.45	14.83
Average Balances:
Loans	$883,904	$859,256	$753,284	$521,209	$503,362
Interest-earning assets	1,083,967	1,084,408	913,104	614,252	582,486
Total assets	1,185,921	1,191,348	997,372	674,222	642,353
Deposits	1,021,155	1,028,336	830,884	545,896	522,297
Interest-bearing liabilities	851,957	892,872	756,606	511,572	500,895
Common equity	90,787	84,033	70,737	52,135	50,968
Stockholders’ equity	112,012	108,433	95,137	76,535	69,284
Financial Ratios:
Return on average assets	0.96%	0.84%	1.62%	0.45%	0.23%
Return on average equity	10.20%	9.18%	16.97%	3.97%	2.15%
Return on average common equity	12.35%	11.55%	21.44%	3.48%	0.06%
Average equity to average assets	9.45%	9.10%	9.54%	11.35%	10.79%
Net interest margin	3.88%	3.89%	4.06%	3.67%	3.75%
Stockholders’ equity to assets	9.02%	9.13%	8.75%	10.38%	11.21%
Net loan charge-offs to average loans	0.09%	0.31%	0.54%	0.60%	1.85%
Nonperforming loans to total loans	0.40%	0.61%	1.21%	1.27%	2.01%
Nonperforming assets to total assets	0.32%	0.61%	1.02%	0.97%	1.49%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of Nicolet. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

The detailed financial discussion that follows focuses on 2015 results compared to 2014. See “2014 Compared to 2013” for the summary comparing 2014 and 2013 results. Some tabular information is shown for trends of three years or for five years as required under SEC regulations.

Overview

Nicolet is a bank holding company headquartered in Green Bay, Wisconsin, providing a diversified range of traditional commercial and retail banking services, as well as wealth management services, to individuals, business owners, and businesses in its market area through the 21 branch offices of its banking subsidiary, Nicolet National Bank, located within 9 Wisconsin counties (Brown, Outagamie, Marinette, Taylor, Clark, Marathon, Oneida, Price and Vilas) and in Menominee, Michigan.

Nicolet’s primary revenue sources are net interest income, representing interest income from loans and other interest-earning assets such as investments, less interest expense on deposits and other borrowings, and noninterest income, including, among others, trust and brokerage fees, service charges on deposit accounts, secondary mortgage income and other fees or revenue from financial services provided to customers or ancillary to loans and deposits. Business volumes and pricing drive revenue potential and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth and competitive conditions within the marketplace.

2015 was a year for balance sheet and capital management, with continued focus on financial performance and acquisitions. At December 31, 2015, Nicolet had assets of $1.2 billion, loans of $877 million and deposits of $1.1 billion. Net income attributed to Nicolet was $11.4 million for 2015, 15% higher than 2014, and after preferred stock dividends, diluted earnings per common share was $2.57, 14% higher than 2014. Earnings for 2015 were especially characterized by steady return over an improved mix of average interest-earning assets with slightly lower aggregate discount accretion on acquired loans between the years, strong secondary mortgage income, net gains on sales of investments and other real estate owned (“OREO”), and expense management, while also accommodating costs related to the pending Baylake merger. Strong asset quality metrics resulted in a lower 2015 loan loss provision than for 2014. As part of its active capital management, Nicolet sold two outlying branches in August 2015, issued $12 million of subordinated debt in the first half of 2015, redeemed $12.2 million of its preferred stock in September 2015 at par, and continued to repurchase its common stock until September 2015. As a result, total equity was $110 million at December 31, 2015, with preferred equity down $12 million and common equity up $11 million net (from retained earnings and issued common equity exceeding common stock repurchases for the year) compared to year end 2014. Return on average assets of 0.96% and return on average common equity of 12.35% indicates solid performance traction in 2015.

For 2016, Nicolet’s focus will remain on the consummation and integration of its previously announced acquisitions. Nicolet and Baylake announced and signed a definitive merger agreement, under which Baylake will merge with and into Nicolet to create the fourth largest bank headquartered in Wisconsin by deposit market share. The transaction is a stock-for-stock merger (with cash in lieu of fractional shares) at a fixed exchange ratio of 0.4517 shares of Nicolet common stock for each share of Baylake common stock outstanding, and is on target for an April 2016 consummation subject to customary closing conditions, including approvals by shareholders of each company. The merger is expected to drive growth and efficiency through increased scale, leverage the strengths of each bank across the combined customer base, enhance post-integration profitability, and add liquidity and shareholder value. Based upon the financial results as of December 31, 2015, the combined company would have approximately $2.3 billion in assets, $1.6 billion in loans and $1.9 billion in deposits, prior to any purchase accounting fair value marks. Additionally impacting 2016, but on a significantly smaller scale, will be Nicolet’s hiring, during the first quarter of 2016, of a select group of financial advisors and purchase of their respective books of business, as well as their operating platform, which is expected to enhance the future growth of Nicolet’s wealth management business. Appropriately, neither transaction will be included in Nicolet’s financial position or financial results until their respective consummation dates in 2016.

Performance Summary

Net income attributable to Nicolet was $11.4 million for 2015, and after $0.2 million of preferred stock dividends, net income available to common shareholders was $11.2 million, or $2.57 per diluted common share. Comparatively, 2014 net income attributable to Nicolet was $9.9 million, and after $0.2 million of preferred stock dividends, net income available to common shareholders was $9.7 million or $2.25 per diluted common share. Between the years, net income increased 15% and diluted earnings per common share increased 14%. Return on average assets improved to 0.96% for 2015, compared to 0.84% for 2014. Return on average common equity was 12.35% for 2015, compared to 11.55% for 2014. Book value per common share was $23.42 at December 31, 2015, up 10% over $21.34 at December 31, 2014.

As part of its capital management, Nicolet sold two outlying branches in August 2015 (at that time reducing deposits by $34 million, loans by $13 million, fixed assets by $1 million and cash by $20 million), issued $12 million of 5% fixed-rate, 10-year subordinated debt in the first half of 2015 (increasing its regulatory Tier 2 capital), redeemed $12.2 million or half of its then outstanding SBLF Series C Preferred Stock in September 2015 at par (reducing total capital, regulatory Tier 1 capital, and the future cost of capital), and used $4.2 million to repurchase 146,404 common shares at a weighted average per share price of $28.35 including commissions.

•	Net interest income was $41.4 million for 2015, a decrease of $0.5 million or 1% compared to 2014. The earning asset yield was unchanged at 4.54% for both 2015 and 2014, influenced mainly by the earning asset mix, with more balances in higher-yielding assets. Loans, investments and other interest-earning assets (mostly low-earning cash) represented 82%, 15% and 3% of average earning assets, respectively for 2015, compared to 79%, 13% and 8%, respectively, for 2014. The cost of funds was 0.84% for 2015, 5 bps higher than 2014, impacted by the new 5% subordinated debt and a 1 bp increase in the cost of interest-bearing deposits. As a result, the interest rate spread was 3.70% for 2015, 5 bps lower than 2014. The net interest margin was 3.88% for 2015 compared to 3.89% for 2014, with a higher contribution from net free funds partly offsetting the decline in interest rate spread.

•	Loans were $877 million at December 31, 2015, essentially unchanged (down only $6 million or 0.7%) from December 31, 2014; however, excluding the impact of the August 2015 branch sale noted earlier, loans grew 0.8%. Average loans were $884 million in 2015 yielding 5.12%, compared to $859 million in 2014 yielding 5.32%, a 3% increase in average balances. The 20 bps decline in loan yield was due to continued downward pressure on rates of new and renewing loans in the 2015 rate environment and $0.5 million lower aggregate discount accretion on acquired loans between 2015 and 2014.

•	Total deposits were $1.1 billion at December 31, 2015, essentially unchanged (down only $3 million or 0.3%) from December 31, 2014; however, excluding the impact of the August 2015 branch sale noted earlier, deposits grew 2.9%. Between 2015 and 2014, average deposits were down $7 million or 0.7%, with interest-bearing deposits down $39 million and noninterest-bearing deposits up $32 million, driving the improvement in net free funds. Interest-bearing deposits cost 0.64% for 2015 and 0.63% for 2014.

•	Asset quality measures remained strong. Nonperforming assets fell 47% to $3.9 million (or 0.32% of total assets) at December 31, 2015, compared to $7.4 million (or 0.61% of assets) at December 31, 2014. For 2015, the provision for loan losses was $1.8 million, exceeding net charge offs of $0.8 million, versus provision of $2.7 million and net charge offs of $2.6 million for 2014. The allowance for loan losses (“ALLL”) was $10.3 million (representing 1.18% of loans) at December 31, 2015, compared to $9.3 million (representing 1.05% of loans) at December 31, 2014.

•	Noninterest income was $17.7 million (including $1.7 million of net gain on sale or writedown of assets), compared to $14.2 million for 2014 (including $0.5 million of net gain on sale or writedown of assets). Removing these net gains, noninterest income was up $2.3 million or 17.1%, with increases in all line items, except rental income and investment advisory fees, but driven by the $1.3 million increase in net mortgage income largely due to increased volumes. Increases in service charges on deposit accounts (up 10%, trust revenues (up 6%) and brokerage income (up 6%) collectively accounted for another $0.5 million increase between 2015 and 2014.

•	Noninterest expense was $39.6 million, compared to $38.7 million for 2014. The increase between the years was modest (up $0.9 million or 2.4%, with approximately $0.8 million in 2015 attributable to non-recurring merger-based expenses such as the fairness opinion, legal and conversion costs related to the in-process merger with Baylake), exhibiting expense management. Most notably, salaries and employee benefits were up 4.9% over 2014 (including a base salary increase of 3%, and higher equity and cash incentive awards between the years) while average full-time equivalent employees were minimally changed. All other non-personnel expenses combined were down by less than 1%, and after excluding the 2015 merger-related expenses, were down 5% from 2014.

Net Interest Income

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustments) was $41.4 million in 2015, down 1% compared to $41.9 million in 2014. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $1.1 million for 2015 and $0.8 million for 2014, resulting in taxable equivalent net interest income of $42.5 million for 2015 and $42.7 million for 2014.

Taxable equivalent net interest income is a non-GAAP measure, but is a preferred industry measurement of net interest income (and its use in calculating a net interest margin) as it enhances the comparability of net interest income arising from taxable and tax-exempt sources.

Net interest income is the primary source of Nicolet’s revenue, and is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. Net interest income is directly impacted by the sensitivity of the balance sheet to changes in interest rates and by the amount, mix and composition of interest-earning assets and interest-bearing liabilities, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, and repricing frequencies.

Tables 1, 2, and 3 present information to facilitate the review and discussion of selected average balance sheet items, taxable equivalent net interest income, interest rate spread and net interest margin.

Table 1: Average Balance Sheet and Net Interest Income Analysis — Taxable-Equivalent Basis

(dollars in thousands)

	Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans (1)(2)(3)	$883,904	$45,745	5.12%	$859,256	$46,206	5.32%	$753,284	$41,119	5.40%
Investment securities
Taxable	75,069	1,460	1.94%	83,692	1,606	1.92%	76,016	1,107	1.46%
Tax-exempt (2)	87,609	2,083	2.38%	55,678	1,463	2.63%	31,989	1,234	3.86%
Other interest-earning assets	37,385	443	1.18%	85,782	469	0.55%	51,815	344	0.66%
Total interest-earning assets	1,083,967	$49,731	4.54%	1,084,408	$49,744	4.54%	913,104	$43,804	4.75%
Cash and due from banks	25,172			39,954			22,178
Other assets	76,782			66,986			62,090
Total assets	$1,185,921			$1,191,348			$997,372
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$126,894	$305	0.24%	$110,969	$274	0.25%	$79,164	$216	0.27%
Interest-bearing demand	204,844	1,703	0.83%	207,121	1,541	0.74%	154,991	1,251	0.81%
MMA	250,500	557	0.22%	265,693	711	0.27%	222,299	780	0.35%
Core time deposits	197,862	2,211	1.12%	226,112	2,348	1.04%	195,226	1,776	0.91%
Brokered deposits	29,431	414	1.41%	38,319	468	1.22%	41,029	370	0.90%
Total interest-bearing deposits	809,531	5,190	0.64%	848,214	5,342	0.63%	692,709	4,393	0.63%
Other interest-bearing liabilities	42,426	2,023	4.72%	44,658	1,725	3.81%	63,897	1,899	2.93%
Total interest-bearing liabilities	851,957	7,213	0.84%	892,872	7,067	0.79%	756,606	6,292	0.83%
Noninterest-bearing demand	211,624			180,122			138,175
Other liabilities	10,328			9,921			7,454
Total equity	112,012			108,433			95,137

Total liabilities and stockholders’ equity	$1,185,921			$1,191,348			$997,372
Net interest income and rate spread		$42,518	3.70%		$42,677	3.75%		$37,512	3.92%
Net interest margin			3.88%			3.89%			4.06%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

(3)	Interest income includes loan fees of $736,000 in 2015, $745,000 in 2014 and $453,000 in 2013.

Table 2: Volume/Rate Variance — Taxable-Equivalent Basis
(dollars in thousands)

	2015 Compared to 2014 Increase (decrease) Due to Changes in			2014 Compared to 2013 Increase (decrease) Due to Changes in
	Volume	Rate*	Net(1)	Volume	Rate*	Net(1)
Earning assets
Loans (2)	$1,307	$(1,768)	$(461)	$5,681	$(594)	$5,087
Investment securities
Taxable	(156)	10	(146)	153	346	499
Tax-exempt (2)	770	(150)	620	710	(481)	229
Other interest-earning assets	(50)	24	(26)	120	5	125
Total interest-earning assets	$1,871	$(1,884)	$(13)	$6,664	$(724)	$5,940

Interest-bearing liabilities
Savings deposits	$38	$(7)	$31	$80	$(22)	$58
Interest-bearing demand	(17)	179	162	394	(104)	290
MMA	(39)	(115)	(154)	136	(205)	(69)
Core time deposits	(308)	171	(137)	303	269	572
Brokered deposits	(119)	65	(54)	(26)	124	98
Total interest-bearing deposits	(445)	293	(152)	887	62	949
Other interest-bearing liabilities	403	(105)	298	(140)	(34)	(174)
Total interest-bearing liabilities	(42)	188	146	747	28	775
Net interest income	$1,913	$(2,072)	$(159)	$5,917	$(752)	$5,165

*	Nonaccrual loans are included in the daily average loan balances outstanding.

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Table 3: Interest Rate Spread, Margin and Average Balance Mix — Taxable-Equivalent Basis
(dollars in thousands)

	Years Ended December 31,
	2015 Average			2014 Average			2013 Average
	Balance	% of Earning Assets	Yield/Rate	Balance	% of Earning Assets	Yield/Rate	Balance	% of Earning Assets	Yield/Rate
Total loans	$883,904	81.5%	5.12%	$859,256	79.2%	5.32%	$753,284	82.5%	5.40%
Securities and other earning assets	200,063	18.5%	1.99%	225,152	20.8%	1.57%	159,820	17.5%	1.68%
Total interest-earning assets	$1,083,967	100.0%	4.54%	$1,084,408	100.0%	4.54%	$913,104	100.0%	4.75%

Interest-bearing liabilities	$851,957	78.6%	0.84%	$892,872	82.3%	0.79%	$756,606	82.9%	0.83%
Noninterest-bearing funds, net	232,010	21.4%		191,536	17.7%		156,498	17.1%
Total funds sources	$1,083,967	100.0%	0.64%	$1,084,408	100.0%	0.65%	$913,104	100.0%	0.69%
Interest rate spread			3.70%			3.75%			3.92%
Contribution from net free funds			0.18%			0.14%			0.14%
Net interest margin			3.88%			3.89%			4.06%

Comparison of 2015 versus 2014

Taxable-equivalent net interest income was $42.5 million for 2015, down $0.2 million or 0.4%, compared to 2014. Between 2015 and 2014, volume variances were favorable adding $1.9 million to net interest income (with $1.3 million due to higher average loan balances and $0.6 million due to higher investment securities balances), while rate variances were unfavorable reducing net interest income by $2.1 million (with $1.8 million due to lower loan yields, $0.1 million from lower investment yields, and $0.2 million from higher costing funds).

The taxable-equivalent net interest margin was 3.88% for 2015, down 1 bp from 2014. The earning asset yield was unchanged at 4.54% for both 2015 and 2014, influenced mainly by the earning asset mix, with more balances in higher yielding assets. Loans, investments and other interest-earning assets (mostly low-earning cash) represented 82%, 15% and 3% of average earning assets, respectively for 2015, compared to 79%, 13% and 8%, respectively, for 2015. The cost of funds was 0.84% for 2015, 5 bps higher than 2014, impacted by the new 5% subordinated debt replacing lower costing borrowings and a 1 bp increase in the cost of interest-bearing deposits. As a result, the interest rate spread was 3.70%, 5 bps lower than 2014. The net interest margin was down 1 bp, with a higher contribution from net free funds partly offsetting the decline in interest rate spread.

The earning asset yield held steady with more balances in higher yielding assets. Loans represented 82% of average earning assets and yielded 5.12% for 2015, compared to 79% and 5.32%, respectively, for 2014. The 20 bps decline in loan yield between the years was due to continued downward pressure on rates of new and renewing loans in the 2015 rate environment and $0.5 million lower aggregate discount accretion on acquired loans between 2015 and 2014. All other interest-earning assets combined represented 18% of average earning assets and yielded 1.99% versus 21% and 1.57%, respectively, for 2014. This 42 bps increase in the non-loan yield was driven by a significantly lower proportion of low-earning cash between the years.

Nicolet’s cost of funds was 0.84% for 2015, 5 bps higher than 2014, largely due to new 5% subordinated debt in 2015 replacing lower costing borrowings. Average interest-bearing deposits (which represented 95% of average interest-bearing liabilities for both years), was 0.64% for 2015, 1 bp higher than 2014. Deposit rate changes included decreases in savings and money market accounts of 1 bp and 5 bps, respectively (largely from product pricing changes), increases in core time and brokered deposits of 8 bps and 19 bps, respectively (predominantly from non-renewal of lower rate maturities), and a 9 bps increase in interest-bearing demand accounts (mostly from product mix). Other interest-bearing liabilities balances decreased while their cost increased to 4.72% (up 91 bps from 3.81% in 2014) mainly from the addition of 5% subordinated notes in the first half of 2015 replacing lower costing advances and repurchase agreements.

Average interest-earning assets were $1.1 billion for 2015, $0.4 million (or less than 1%) lower than 2014, consisting of a $25 million increase in average loans (up 3% to $884 million and representing 82% of interest-earning assets), a $23 million increase in investment securities (up 17% to $163 million and representing 15% of interest-earning assets), and a $48 million decrease in other interest-earning assets, predominantly the result of less low-earning cash.

Average interest-bearing liabilities were $852 million, down $41 million or 5% from 2014, led by interest-bearing deposits, while the mix remained unchanged with 95% from interest-bearing deposits and 5% from other funds for both years. Between 2015 and 2014, average total deposits were down $7 million or 0.7%, with interest-bearing deposits down $39 million and noninterest-bearing deposits up $32 million driving the improvement in net free funds. Average other interest-bearing liabilities were down $2 million (to $42 million), which included a $9 million increase from subordinated notes, an $8 million decrease in FHLB advances and a $3 million net decrease in low-costing repurchase agreements and Federal funds purchased.

Provision for Loan Losses

The provision for loan losses in 2015 was $1.8 million, exceeding $0.8 million of net charge offs. Comparatively, 2014 provision and net charge offs were $2.7 million and $2.6 million, respectively. The lower provision in 2015 was reflective of continued improved loan portfolio quality. At December 31, 2015, the ALLL was $10.3 million or 1.18% of loans compared to $9.3 million or 1.05% of loans at December 31, 2014.

Nonperforming loans were $3.5 million (or 0.40% of total loans) at December 31, 2015, down 34% from $5.4 million (or 0.61% of total loans) at December 31, 2014. The reduction in nonperforming loans was the result of a continued commitment to work distressed assets to resolution, particularly acquired nonaccrual loans. Of the $16.7 million nonaccrual loans initially acquired in the 2013 acquisitions, $2.9 million remain included in the $3.5 million of nonaccruals at December 31, 2015, compared to $4.3 million included in the $5.4 million of nonaccruals at December 31, 2014.

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

Noninterest Income

Table 4: Noninterest Income
(dollars in thousands)

	Years ended December 31,			Change From Prior Year
	2015	2014	2013	$ Change 2015	% Change 2015	$ Change 2014	% Change 2014

Service charges on deposit accounts	$2,348	$2,128	$1,793	$220	10.3%	$335	18.7%
Trust services fee income	4,822	4,569	4,028	253	5.5	541	13.4
Mortgage income, net	3,258	1,926	2,336	1,332	69.2	(410)	(17.6)
Brokerage fee income	670	631	477	39	6.2	154	32.3
Bank owned life insurance (“BOLI”)	996	933	825	63	6.8	108	13.1
Rent income	1,156	1,239	1,036	(83)	(6.7)	203	19.6
Investment advisory fees	408	440	348	(32)	(7.3)	92	26.4
Gain on sale or writedown of assets, net	1,726	539	1,669	1,187	220.2	(1,130)	(67.7)
Bargain purchase gains (“BPG”)	-	-	11,915	-	-	(11,915)	N/M
Other income	2,324	1,780	1,309	544	30.6	471	36.0
Total noninterest income	$17,708	$14,185	$25,736	$3,523	24.8%	$(11,551)	(44.9)%
Noninterest income without BPG	$17,708	$14,185	$13,821	$3,523	24.8%	$364	2.6%
Noninterest income without BPG and net gains	$15,982	$13,646	$12,152	$2,336	17.1%	$1,494	12.3%

*N/M means not meaningful

Comparison of 2015 versus 2014

Noninterest income was $17.7 million for 2015 (including $1.7 million of net gain on sale or writedown of assets), compared to $14.2 million for 2014 (including $0.5 million of net gain on sale or writedown of assets). Removing these net gains, noninterest income was up $2.3 million or 17.1%, with increases in all line items, except rental income and investment advisory fees, but driven by the $1.3 million increase in net mortgage income largely due to increased volumes. Increases in service charges on deposit accounts, trust revenues and brokerage income collectively accounted for an additional $0.5 million increase between 2015 and 2014.

BPG is calculated as the net difference in the fair value of the net assets acquired less the consideration paid, which resulted in a non-taxable BPG of $9.5 million for Mid-Wisconsin and a taxable BPG of $2.4 million for Bank of Wausau. For additional details, see Note 2, “Acquisitions,” of the Notes to Consolidated Financial Statements, under Item 8.

Service charges on deposit accounts for 2015 were $2.3 million, up $0.2 million or 10.3% over 2014, resulting from the higher number of transaction accounts and increased non-sufficient funds and overdraft activity.

Mortgage income represents predominantly net gains received from the sale of residential real estate loans service-released into the secondary market and, to a small degree, some related income. Residential refinancing activity and new purchase activity vary with movements in mortgage rates, changes in mortgage regulation, and the impact of economic conditions on consumers. The mortgage market was more robust in 2015, with secondary mortgage production of $173 million, up 88% from 2014’s production of $92 million. Net mortgage income was $3.2 million for 2015, up $1.3 million or 69.2%, compared to $1.9 million for 2014, largely due to increased volumes.

Trust service fees were $4.8 million for 2015, up $0.2 million or 5.5% over 2014. Brokerage fees were $0.7 million for 2015, up 6.2% over 2014. Both benefited from net new business but more notably from market improvement over last year, increasing the assets under management on which wealth management fees are primarily based.

BOLI income was $1.0 million, up $0.1 million or 6.8% over 2014 and in line with the 9% increase in the average BOLI investment balance to $28.0 million for 2015. Rent income and investment advisory fees were each down modestly versus 2014. Other income was $2.3 million, up $0.6 million or 30.6% over 2014, with the majority of the increase due to ancillary fees tied to deposit-related products, most particularly debit card interchange fees (up $0.3 million aided in part by a greater volume related to a popular checking product design), credit card interchange, and wire fee income, and a $0.1 million net gain recorded in other income from the August 2015 branch sale.

Nicolet recognized $1.7 million net gain on sale or writedown of assets in 2015, compared to $0.5 million in 2014. The 2015 activity consisted of a $0.6 million gain on sale of equity securities and $1.1 million net gains on sales/writedowns of OREO and other assets. The 2014 activity consisted of $0.3 million net gains on sales of equity securities, $0.8 million net gains on OREO sales and $0.6 million writedown on a bank premise which was subsequently sold prior to year end.

Noninterest Expense

Table 5: Noninterest Expense
(dollars in thousands)

	Years ended December 31,			Change From Prior Year
	2015	2014	2013	$ Change 2015	% Change 2015	$ Change 2014	% Change 2014

Salaries and employee benefits	$22,523	$21,472	$19,615	$1,051	4.9%	$1,857	9.5%
Occupancy, equipment and office	6,928	7,086	6,407	(158)	(2.2)	679	10.6
Business development and marketing	2,244	2,267	2,348	(23)	1.0	(81)	(3.4)
Data processing	3,565	3,178	2,477	387	12.2	701	28.3
FDIC assessments	615	715	700	(100)	(14.0)	15	2.1
Core deposit intangible amortization	1,027	1,209	1,111	(182)	(15.1)	98	8.8
Other expense	2,746	2,782	3,773	(36)	(1.3)	(991)	(26.3)
Total noninterest expense	$39,648	$38,709	$36,431	$939	2.4%	$2,278	6.3%
Non-personnel expenses	$17,125	$17,237	$16,816	$(112)	(0.6)%	$421	2.5%

Comparison of 2015 versus 2014

Total noninterest expense was $39.6 million for 2015, an increase of $0.9 million or 2.4%, over 2014; however, excluding $0.8 million in 2015 attributable to non-recurring merger-based expenses such as the fairness opinion, legal and conversion costs related to the in-process merger with Baylake, expenses were up 0.4%, exhibiting expense management. Most notably, salaries and employee benefits were up 4.9% over 2014, while all other non-personnel expenses combined were down by less than 1% (but down 5% from 2014 excluding the $0.8 million of 2015 merger-related expenses).

Salaries and employee benefits expense was $22.5 million for 2015, up $1.0 million or 4.9% over 2014. The increase is due to a base salary increase of 3%, and higher equity and cash incentive awards between the years while average full-time equivalent employees were minimally changed.

Occupancy, equipment and office expense was $6.9 million for 2015, down $0.2 million or 2.2% from 2014, due to lower utilities, snowplowing and maintenance-related costs. Also, 2014 included final integration costs on systems and phones not recurring in 2015.

Data processing expenses, which are primarily volume-based, were $3.6 million for 2015, up $0.4 million or 12.2% over 2014, which included $0.2 million of the $0.8 million merger-related expenses. The increase is otherwise in line with the increase in number of accounts, enhanced fraud software implemented in 2015 and increased services.

Business development and marketing expense was unchanged compared to 2014. FDIC assessments were lower between the years mostly due to a lower assessment rate in 2015. The core deposit intangible (“CDI”) amortization declined by $0.2 million as the intangible has aged under an accelerated amortization schedule.

Other expense was $2.7 million for 2015, including approximately $0.6 million of the $0.8 million merger-related expenses. Thus, without these merger costs, other expenses declined $0.7 million compared to 2014, attributable to lower fraud losses (2014 included a large $0.5 million debit card fraud loss from a merchant breach in the fourth quarter, not recurring in 2015) and $0.3 million lower OREO and foreclosure costs (given lower OREO volume).

Income Taxes

Income tax expense was $6.1 million for 2015 and $4.6 million for 2014. The effective tax rates were 34.5% for 2015 and 31.4% for 2014. Impacting tax expense and the effective tax rate for 2015 was the non-deductibility of certain merger-related costs. Impacting tax expense and the effective tax rate for 2014 was a $0.5 million tax benefit recorded to the deferred tax asset in the second quarter due to the increased ability to utilize net operating losses under the Internal Revenue Code section 382 following the one-year evaluation period related to the Mid-Wisconsin acquisition. The net deferred tax asset was $5.2 million at December 31, 2015 compared to $5.8 million at the end of 2014. The basic principles for accounting for income taxes require that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2015 and 2014, no valuation allowance was determined to be necessary.

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

Nicolet’s primary lending function is to make 1) commercial loans, consisting of commercial, industrial and business loans and lines of credit, owner-occupied CRE loans and AG production loans; 2) CRE loans, consisting of CRE investment loans, AG real estate, and construction and land development loans; 3) residential real estate loans, including residential first mortgages, residential junior mortgages (such as home equity loans and lines), and to a lesser degree residential construction loans; and 4) retail and other loans. Using these four broad categories the mix of loans at December 31, 2015 was 56% commercial, 18% CRE loans, 25% residential real estate loans, and 1% retail and other loans; and grouped further the loan mix is 74% commercial-based and 26% retail-based. Comparatively, at December 31, 2014, loans were 55% commercial, 19% CRE, 25% residential real estate, and 1% retail and other, and more broadly remained 74% commercial-based and 26% retail-based.

Total gross loans were $877 million at December 31, 2015, a decrease of $6 million, or 0.7%, compared to total gross loans of $883 million at December 31, 2014. Loans acquired in 2013 totaled $284 million at the time of acquisition and had an outstanding balance of $137 million and $182 million at December 31, 2015 and 2014, respectively given amortization, refinances, and payoffs.

Table 6: Loan Composition
As of December 31,
(dollars in thousands)

	2015		2014		2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$294,419	33.6%	$289,379	32.7%	$253,674	29.9%	$197,301	35.7%	$153,810	32.6%
Owner-occupied CRE	185,285	21.1	182,574	20.7	187,476	22.1	106,888	19.3	110,094	23.3
AG production	15,018	1.7	14,617	1.6	14,256	1.7	215	0.1	201	0.0
AG real estate	43,272	4.9	42,754	4.8	37,057	4.4	11,354	2.1	1,085	0.2
CRE investment	78,711	9.0	81,873	9.3	90,295	10.7	76,618	13.9	66,577	14.1
Construction & land development	36,775	4.2	44,114	5.0	42,881	5.1	21,791	3.9	24,774	5.2
Residential construction	10,443	1.2	11,333	1.3	12,535	1.5	7,957	1.4	9,363	2.0
Residential first mortgage	154,658	17.6	158,683	18.0	154,403	18.2	85,588	15.5	56,392	11.9
Residential junior mortgage	51,967	5.9	52,104	5.9	49,363	5.8	39,352	7.1	42,699	9.0
Retail & other	6,513	0.8	5,910	0.7	5,418	0.6	5,537	1.0	7,494	1.7
Total loans	$877,061	100.0%	$883,341	100.0%	$847,358	100.0%	$552,601	100.0%	$472,489	100.0%

As noted above, year-end 2015 and 2014 loans were broadly 74% commercial based and 26% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.

Commercial and industrial loans consist primarily of commercial loans to small businesses and, to a lesser degree, to municipalities within a diverse range of industries. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and increased to 33.6% of the portfolio at year end 2015 compared to 32.7% of the total portfolio at year end 2014. This continues to be a strong growth area for Nicolet.

Owner-occupied CRE loans increased to 21.1% of loans at year end 2015 compared to 20.7% of loans at year end 2014. This category primarily consists of loans within a diverse range of industries secured by business real estate that is occupied by borrowers who operate their businesses out of the underlying collateral and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral.

Agricultural production and agricultural real estate loans consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland. The $1.0 million increase in these portfolios between year ends was driven by internal growth. Agriculture is more prevalent in the markets acquired in 2013, offering a growth area for Nicolet. In total, these loans increased minimally to 6.6% from 6.4% of total loans at December 31, 2015 and 2014, respectively.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. From December 31, 2014 to December 31, 2015, these loans decreased $3.2 million. At December 31, 2015 CRE investment loans represented 9.0% of loans compared to 9.3% a year ago.

Loans in the construction and land development portfolio represent 4.2% of total loans at year end 2015 compared to 5.0% at year-end 2014. Construction and land development loans provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis.

On a combined basis, Nicolet’s residential real estate loans represent 24.7% of total loans at year end 2015 compared to 25.2% of total loans at year end 2014. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage real estate loans consist of home equity lines and term loans secured by junior mortgage liens. Across the industry, home equities involve loans that are often in second or junior lien positions, but Nicolet has secured many of these types of loans in a first lien position, further mitigating the portfolio risks. Nicolet has not experienced significant losses in its residential real estate loans; however, residential real estate, if declines in market values in the residential real estate markets worsen, particularly in Nicolet’s market area, the value of collateral securing its real estate loans could decline, which could cause an increase in the provision for loan losses. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. Nicolet’s mortgage loans have historically had low net charge off rates and typically are of high quality.

Loans in the retail and other classification represent less than 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and/or guaranty positions. The loan balances in this portfolio remained relatively unchanged between year-end 2015 and 2014 and the portfolio has remained stable as a percent of total loans.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2015, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

Table 7: Loan Maturity Distribution

The following table presents the maturity distribution of the loan portfolio at December 31, 2015:

(dollars in thousands)

	Loan Maturity
	One Year or Less	Over One Year to Five Years	Over Five Years	Totals
Commercial & industrial	$141,586	$144,523	$8,310	$294,419
Owner-occupied CRE	28,382	122,533	34,370	185,285
AG production	6,251	7,455	1,312	15,018
AG real estate	19,082	23,795	395	43,272
CRE investment	17,505	52,229	8,977	78,711
Construction & land development	14,504	19,560	2,711	36,775
Residential construction	9,977	466	-	10,443
Residential first mortgage	10,410	31,441	112,807	154,658
Residential junior mortgage	3,288	26,193	22,486	51,967
Retail & other	3,185	3,205	123	6,513
Total loans	$254,170	$431,400	$191,491	$877,061
Percent by maturity distribution	29%	49%	22%	100%
Fixed rate	$106,929	$338,651	$107,211	$552,791
Floating rate	147,241	92,749	84,280	324,270
Total	$254,170	$431,400	$191,491	$877,061

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

At December 31, 2015, the ALLL was $10.3 million compared to $9.3 million at December 31, 2014. The increase was a result of the 2015 provision of $1.8 million exceeding 2015 net charge offs of $0.8 million. Comparatively, the 2014 provision for loan losses was $2.7 million and 2014 net charge offs were $2.6 million. Net charge offs as a percent of average loans were 0.09% in 2015 compared to 0.31% in 2014. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ratio of the ALLL as a percentage of period-end loans was 1.18% and 1.05% at December 31, 2015 and 2014, respectively. The ALLL to loans ratio is impacted by the accounting treatment of the 2013 acquisitions, which combined at their acquisition dates added no ALLL to the numerator and $284 million of loans into the denominator at their then estimated fair values, net of applicable discounts for credit quality. Such acquired loans have declined to $137 million and $182 million at December 31, 2015 and 2014, respectively, given amortization, refinances and payoffs. However, since their acquisition, the performance trends of acquired loans have been evolving and evaluated. As events have occurred in the acquired loan portfolio, beginning in mid-2015, an ALLL was provided directly for this portfolio, reflecting an increase in risk as acquired credits age and several larger and other loans migrate to a watch or worse loan. Therefore, the provision for loan losses against net charge offs for 2015 were $1.7 million and $0.1 million, respectively, for acquired loans, and $0.1 million and $0.7 million, respectively, for originated loans. Comparatively, the provision for loan losses and net charge offs for 2014, were $0.3 million and $0.3 million, respectively, for acquired loans, and $2.4 million and $2.3 million, respectively, for originated loans. At December 31, 2015, the ALLL was $10.3 million (or 1.18% of total loans), with $1.6 million for acquired loans (1.16% of acquired loans) and $8.7 million for originated loans (1.18% of originated loans). In particular, see additional disclosures in Note 4, “Loans and Allowance for Loan Losses,” in the Notes to Consolidated Financial Statements, under Item 8.

Table 8: Loan Loss Experience
For the Years Ended December 31,
(dollars in thousands)

	2015	2014	2013	2012	2011
Allowance for loan losses (ALLL):
Beginning balance	$9,288	$9,232	$7,120	$5,899	$8,635
Loans charged off:
Commercial & industrial	374	1,923	574	295	2,553
Owner-occupied CRE	229	470	1,936	1,328	428
AG production	—	—	—	—	—
AG real estate	—	—	—	—	—
CRE investment	50	—	992	305	181
Construction & land development	—	12	319	713	5,243
Residential construction	—	—	—	396	42
Residential first mortgage	84	218	156	265	488
Residential junior mortgage	111	81	190	166	459
Retail & other	35	39	71	39	7
Total loans charged off	883	2,743	4,238	3,507	9,401
Recoveries of loans previously charged off:
Commercial & industrial	36	55	40	36	23
Owner-occupied CRE	4	17	85	300	3
AG production	—	—	—	—	—
AG real estate	—	—	—	—	—
CRE investment	17	14	—	27	—
Construction & land development	—	—	15	22	28
Residential construction	—	—	—	—	—
Residential first mortgage	20	2	8	11	10
Residential junior mortgage	12	1	1	6	1
Retail & other	13	10	1	1	—
Total recoveries	102	99	150	403	65
Total net charge offs	781	2,644	4,088	3,104	9,336
Provision for loan losses	1,800	2,700	6,200	4,325	6,600
Ending balance of ALLL	$10,307	$9,288	$9,232	$7,120	$5,899
Ratios:
ALLL to total loans at December 31	1.18%	1.05%	1.09%	1.29%	1.25%
ALLL to net charge offs for the year ended December 31	1,319.7%	351.3%	225.8%	229.4%	63.2%
Net charge offs to average loans for the year ended December 31	0.09%	0.31%	0.54%	0.60%	1.85%

The allocation of the ALLL for each of the past five years is based on Nicolet’s estimate of loss exposure by category of loans and is shown in Table 9.

As a commercial bank, Nicolet continues to carry the largest allocation of ALLL against commercial & industrial loans (the largest loan type at roughly one-third of loans for both year-ends) of $3.7 million (or 36.2% of ALLL) and $3.2 million (or 34.4% of ALLL) at December 31, 2015 and 2014, respectively. While the balances of construction & land development loans have been relatively steady to declining over time (at 4% of loans at year-end 2015), the category carries higher historical loss rates, which are improving with better current loan performance and granularity; hence, the allocation declined by $1.2 million to represent 14.0% of ALLL at December 31, 2015, from 28.9% at year-end 2014. With less allocated to construction & land development, allocations increased to other loan types that would be more affected by management’s growing concerns that the recent period of economic recovery is slowing and may come to an end in light of current economic data and events that pressure collateral values or businesses’ and consumers’ ability to perform on loans. Management allocated additional amounts in 2015 to owner-occupied CRE (up $0.7 million to $1.9 million, or 18.8% of ALLL), residential first and junior mortgages (up $0.4 million and $0.2 million, respectively, and representing 16.8% of ALLL combined), CRE investment (up $0.3 million, representing 7.6% of ALLL), and AG production and real estate (up $0.2 million combined to represent 4.5% of ALLL at year-end 2015). The remaining allocated ALLL balances were consistent with changes in outstanding loan balances at December 31, 2015.

Table 9: Allocation of the Allowance for Loan Losses

As of December 31,

(dollars in thousands)

	2015	% of Loan Type to Total Loans	2014	% of Loan Type to Total Loans	2013	% of Loan Type to Total Loans	2012	% of Loan Type to Total Loans	2011	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$3,721	33.6%	$3,191	32.7%	$1,798	29.9%	$1,969	35.7%	$1,965	32.6%
Owner-occupied CRE*	1,933	21.1	1,230	20.7	766	22.1	1,069	19.3	347	23.3
AG production	85	1.7	53	1.6	18	1.7	—	0.1	—	—
AG real estate	380	4.9	226	4.8	59	4.4	—	2.1	—	0.2
CRE investment	785	9.0	511	9.3	505	10.7	337	13.9	393	14.1
Construction & land development	1,446	4.2	2,685	5.0	4,970	5.1	2,580	3.9	2,035	5.2
Residential construction*	147	1.2	140	1.3	229	1.5	137	1.4	311	2.0
Residential first mortgage	1,240	17.6	866	18.0	544	18.2	685	15.5	405	11.9
Residential junior mortgage*	496	5.9	337	5.9	321	5.8	312	7.1	419	9.0
Retail & other	74	0.8	49	0.7	22	0.6	31	1.0	24	1.7
Total ALLL	$10,307	100.0%	$9,288	100.0%	$9,232	100.0%	$7,120	100.0%	$5,899	100.0%
ALLL category as a percent of total ALLL:
Commercial & industrial	36.2%		34.4%		19.5%		27.7%		33.3%
Owner-occupied CRE	18.8		13.2		8.3		15.0		5.9
AG production	0.8		0.6		0.2		—		—
AG real estate	3.7		2.4		0.6		—		—
CRE investment	7.6		5.5		5.5		4.7		6.6
Construction & land development	14.0		28.9		53.8		36.2		34.5
Residential construction	1.4		1.5		2.5		1.9		5.3
Residential first mortgage	12.0		9.3		5.9		9.6		6.9
Residential junior mortgage	4.8		3.6		3.5		4.4		7.1
Retail & other	0.7		0.6		0.2		0.5		0.4
Total ALLL	100.0%		100.0%		100.0%		100.0%		100.0%

Nonperforming Assets

As part of its overall credit risk management process, management has been committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $3.5 million (consisting of $0.6 million originated loans and $2.9 million acquired loans) at December 31, 2015, down $1.9 million or 34%, compared to $5.4 million (consisting of $1.1 million originated loans and $4.3 million acquired loans) at December 31, 2014. OREO was $0.4 million at December 31, 2015, down $1.6 million or 81%, compared to $2.0 million at December 31, 2014. Consequently, nonperforming assets (i.e. nonperforming loans plus OREO) were $3.9 million at December 31, 2015, down $3.5 million or 47%, compared to $7.4 million at December 31, 2014, with the decrease attributable to resolutions of both OREO and nonaccrual loans. Nonperforming assets as a percent of total assets improved to 0.32% at December 31, 2015 compared to 0.61% at December 31, 2014. Included in Table 10 for December 31, 2014 was one performing troubled debt restructuring of $3.8 million. This loan was paid off in the third quarter of 2015.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans totaled $9.2 million and $5.4 million, and represented 1.0% and 0.6% of total outstanding loans at December 31, 2015 and 2014, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 10: Nonperforming Assets

As of December 31,

(dollars in thousands)

	2015	2014	2013	2012	2011
Nonaccrual loans:
Commercial & industrial	$204	$171	$68	$784	$1,744
Owner-occupied CRE	951	1,667	1,087	1,960	934
AG production	13	21	11	—	—
AG real estate	230	392	448	—	—
CRE investment	1,040	911	4,631	—	716
Construction & land development	280	934	1,265	2,560	3,367
Residential construction	—	—	—	—	1,480
Residential first mortgage	674	1,155	2,365	1,580	1,129
Residential junior mortgage	141	141	262	—	105
Retail & other	—	—	129	142	1
Total nonaccrual loans considered impaired	3,533	5,392	10,266	7,026	9,476
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	3,533	5,392	10,266	7,026	9,476
Commercial real estate owned	52	697	935	71	139
Construction & land development real estate owned	—	139	854	17	427
Residential real estate owned	—	630	198	105	75
Bank property real estate owned	315	500	—	—	—
OREO	367	1,966	1,987	193	641
Total nonperforming assets	$3,900	$7,358	$12,253	$7,219	$10,117
Performing troubled debt restructurings	—	3,777	3,970	—	—
Ratios
Nonperforming loans to total loans	0.40%	0.61%	1.21%	1.27%	2.01%
Nonperforming assets to total loans plus OREO	0.44%	0.83%	1.44%	1.31%	2.14%
Nonperforming assets to total assets	0.32%	0.61%	1.02%	0.97%	1.49%
ALLL to nonperforming loans	291.7%	172.3%	89.9%	101.3%	62.3%
ALLL to total loans	1.18%	1.05%	1.09%	1.29%	1.25%

The following table shows the approximate gross interest that would have been recorded if the loans accounted for on a nonaccrual basis for the years ended as indicated had performed in accordance with their original terms, in contrast to the amount of interest income that was included in interest income for the period. The interest income recognized included prior nonaccrual interest on acquired loans which existed at acquisition and was subsequently collected.

Table 11: Foregone Loan Interest

For the Years Ended December 31,

(dollars in thousands)

	2015	2014	2013
Interest income in accordance with original terms	$429	$709	$1,062
Interest income recognized	(416)	(667)	(699)
Reduction (increase) in interest income	$13	$42	$363

Investment Securities Portfolio

The investment securities portfolio is intended to provide Nicolet with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to Nicolet. All securities are classified as available for sale (“AFS”) and are carried at fair value.

Table 12: Investment Securities Portfolio

As of December 31,

(dollars in thousands)

	2015			2014			2013
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Government sponsored enterprises	$287	$294	-%	$1,025	$1,039	1%	$2,062	$2,057	2%
State, county and municipals	104,768	105,021	61%	102,472	102,776	61%	54,594	55,039	43%
Mortgage-backed securities	61,600	61,464	36%	61,497	61,677	37%	68,642	67,879	53%
Corporate debt securities	1,140	1,140	1%	220	220	-%	220	220	-%
Equity securities	3,196	4,677	2%	1,571	2,763	1%	905	2,320	2%
Total securities AFS	$170,991	$172,596	100%	$166,785	$168,475	100%	$126,423	$127,515	100%

At December 31, 2015, the total carrying value of investment securities was $173 million, up $5 million or 2% from December 31, 2014, reflecting deployment of cash in 2015. At December 31, 2015, the securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of shareholders’ equity.

In addition to AFS securities, Nicolet had other investments of $8.1 million at December 31, 2015 and 2014, consisting of capital stock in the Federal Reserve, Federal Agricultural Mortgage Corporation, and the FHLB (required as members of the Federal Reserve Bank System and the FHLB System), and to a lesser degree equity investments in other private companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus, not liquid, have no ready market or quoted market value, and are carried at cost. The remaining investments have no quoted market prices, and are carried at cost less other than temporarily impaired (“OTTI”) charges, if any. These other investments are evaluated periodically for impairment, considering financial condition and other available relevant information. There were no OTTI charges recorded in 2015, 2014 or 2013.

Table 13: Investment Securities Portfolio Maturity Distribution

As of December 31, 2015

(dollars in thousands)

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

U.S. Government sponsored enterprises	$—	—%	$146	1.5%	$141	2.1%	—	—	—	—%	$287	1.8%	$294
State and county municipals	$5,085	2.7%	$74,439	2.4%	$24,734	2.6%	$510	4.6%	$—	—%	$104,768	2.4%	$105,021
Mortgage-backed securities	—	—	—	—	—	—	—	—	61,600	3.1%	$61,600	3.1%	$61,464
Corporate debt securities	—	—	—	—	—	—	$1,140	6.0%	—	—	$1,140	6.0%	$1,140
Equity securities	—	—	—	—	—	—	—	—	3,196	6.2%	$3,196	6.2%	$4,677
Total amortized cost	$5,085	2.7%	$74,585	2.4%	$24,875	2.6%	$1,650	5.6%	$64,796	3.3%	$170,991	2.7%	$172,596
Total fair value and carrying value	$5,107		$74,528		$25,148		$1,672		$66,141				$172,596
	3%		43%		15%		1%		38%				100%

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

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

Table 14: Deposits

At December 31,

(dollars in thousands)

	2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Demand	$226,554	21.5%	$203,502	19.2%	$171,321	16.6%
Money market and NOW accounts	486,677	46.1%	494,945	46.7%	492,499	47.6%
Savings	136,733	12.9%	120,258	11.3%	97,601	9.4%
Time	206,453	19.5%	241,198	22.8%	273,413	26.4%
Total	$1,056,417	100.0%	$1,059,903	100.0%	$1,034,834	100.0%

Total deposits were $1.1 billion at December 31, 2015, down $3.5 million or 0.3% over December 31, 2014. On average for the year, total deposits were $1.0 billion, a decrease of $7.2 million or 0.7% over 2014. As noted in Table 1, average brokered deposits decreased $8.9 million or 23% to $29.4 million for 2015, as maturing deposits were not renewed, and as such, customer-based deposits continue to grow organically from stable customer relationships.

Table 15: Average Deposits

For the Years Ended December 31,

(dollars in thousands)

	2015 Average		2014 Average		2013 Average
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Demand	$211,624	20.7%	$180,122	17.5%	$138,175	16.7%
Money market and NOW accounts	455,344	44.6%	472,814	46.0%	377,290	45.4%
Savings	126,894	12.4%	110,969	10.8%	79,164	9.5%
Time	227,293	22.3%	264,431	25.7%	236,255	28.4%
Total	$1,021,155	100.0%	$1,028,336	100.0%	$830,884	100.0%

Table 16: Maturity Distribution of Certificates of Deposit of $100,000 or More

At December 31,

(dollars in thousands)

	2015	2014	2013
3 months or less	$6,856	$11,134	$19,932
Over 3 months through 6 months	5,733	7,632	11,825
Over 6 months through 12 months	19,319	15,783	23,739
Over 12 months	58,934	41,855	34,960

Total	$90,842	$76,404	$90,456

Other Funding Sources

Other funding sources, which may include short-term borrowings (mostly federal funds purchased or repurchase agreements) and long-term borrowings (notes payable, junior subordinated debentures, and subordinated notes), totaled $40 million and $34 million at December 31, 2015 and 2014, respectively. There were no short-term borrowings at December 31, 2015 and 2014. Notes payable (consisting of a joint venture note and FHLB advances) totaled $15.4 million at December 31, 2015, down $5.8 million from December 31, 2014 attributable to scheduled principal payments on the joint venture note and non-renewal of maturing FHLB advances. The junior subordinated debentures had carrying values of $12.5 million and $12.3 million at December 31, 2015 and 2014, respectively, and $12 million of the underlying trust preferred securities qualify as Tier 1 capital for regulatory purposes at year-end 2015 and 2014. These debentures, one existing since July 2004 and one acquired in the 2013 Mid-Wisconsin transaction, mature in July 2034 and December 2035, respectively, and though both may be called at par plus any accrued but unpaid interest, there are no current plans to redeem these debentures early. Subordinated notes provide additional funding and qualify as Tier 2 capital for regulatory purposes. At December 31, 2015, total subordinated notes were $11.8 million, net of issuance costs, with $8 million and $4 million issued in the first and second quarters of 2015, respectively. See Note 8, “Notes Payable,” Note 9, “Junior Subordinated Debentures”, and Note 10, “Subordinated Notes” of the Notes to Consolidated Financial Statements, under Item 8, for additional details.

Additional funding sources consist of a $10 million available and unused line of credit at the holding company, $75 million of available and unused Federal funds purchased lines, available total borrowing capacity at the FHLB of $65 million of which $6.0 million was used at December 31, 2015, and borrowing capacity in the brokered deposit market.

Off-Balance Sheet Obligations

As of December 31, 2015, 2014 and 2013, Nicolet had the following commitments that did not appear on its balance sheet:

Table 17: Commitments

At December 31,

(dollars in thousands)

	2015	2014	2013
Commitments to extend credit — Fixed and variable rate	$302,591	$269,648	$234,930
Financial letters of credit — fixed rate	2,610	2,996	2,493
Standby letters of credit — fixed rate	4,314	3,629	3,878

Further discussion of these commitments is included in Note 15, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, under Item 8.

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

Table 18: Contractual Obligations
As of December 31, 2015
(dollars in thousands)

	Maturity by Years
	Total	1 or less	1-3	3-5	Over 5
Junior subordinated debentures	$12,527	$—	$—	$—	$12,527
Subordinated notes	11,849	—	—	—	11,849
Joint venture note	9,412	9,412	—	—	—
FHLB borrowings	6,000	5,000	1,000	—	—
Operating leases	4,434	653	1,088	1,032	1,661
Total long-term contractual obligations	$44,222	$15,065	$2,088	$1,032	$26,037

Liquidity

Liquidity management refers to the ability to ensure that cash is available in a timely and cost-effective manner to meet cash flow requirements of depositors and borrowers and to meet other commitments as they fall due, including the ability to pay dividends to shareholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements.

Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; amortization, repayment and maturity of loans; maturing investments and investments sales; and procurement of brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. At December 31, 2015, approximately 14% of the $173 million investment securities carrying value was pledged to secure public deposits, short-term borrowings, and repurchase agreements, as applicable, and for other purposes as required by law. Other funding sources available include the ability to procure short-term borrowings, federal funds purchased, and long-term borrowings (such as FHLB advances).

Dividends from Nicolet National Bank represent a significant source of cash flow for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds, as more fully described in “Business—Regulation of Nicolet National Bank – Payment of Dividends” and in Note 18, “Regulatory Capital Requirements and Restrictions on Dividends,” in the Notes to the Consolidated Financial Statements under Item 8. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.

Cash and cash equivalents at December 31, 2015 and 2014 were approximately $84 million and $69 million, respectively. The increased cash and cash equivalents for 2015 when compared to historical levels was predominantly due to strong customer deposit growth (despite the net cash outflow from the August 2015 branch sale) and the procurement of $12 million of new subordinated debt, followed by deployment of that cash in 2015 into loans and investments, repurchase of common stock under its outstanding repurchase program, and the redemption of $12.2 million of Nicolet’s preferred stock. Nicolet’s liquidity resources were sufficient as of December 31, 2015 to fund loans and to meet other cash needs as necessary.

Interest Rate Sensitivity Management

A reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield, is highly important to Nicolet’s business success and profitability. As an ongoing part of its financial strategy and risk management, Nicolet attempts to understand and manage the impact of fluctuations in market interest rates on its net interest income. The consolidated balance sheet consists mainly of interest-earning assets (loans, investments and cash) which are primarily funded by interest-bearing liabilities (deposits and other borrowings). Such financial instruments have varying levels of sensitivity to changes in market rates of interest. Market rates are highly sensitive to many factors beyond our control, including but not limited to general economic conditions and policies of governmental and regulatory authorities. Our operating income and net income depend, to a substantial extent, on “rate spread” (i.e., the difference between the income earned on loans, investments and other earning assets and the interest expense paid to obtain deposits and other funding liabilities).

Asset-liability management policies establish guidelines for acceptable limits on the sensitivity to changes in interest rates on earnings and market value of assets and liabilities. Such policies are set and monitored by management and the board of directors’ Asset and Liability Committee.

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

The following analysis assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps decrease in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at December 31, 2015, the projected changes in net interest income over a one-year time horizon, versus the baseline, was -2.3%, -1.2%, +0.1% and +0.3 % for the -200, -100, +100 and +200 bps scenarios, respectively; such results are within Nicolet’s guidelines of not greater than -15% for +/- 100 bps and not greater than -20% for +/- 200 bps.

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

Recent changes in capital are described in Note 13, “Stockholders’ Equity,” and a summary of Nicolet’s and Nicolet National Bank’s regulatory capital amounts and ratios as of December 31, 2015 and 2014 are presented in Note 18, “Regulatory Capital Requirements and Restrictions of Dividends” of the Notes to Consolidated Financial Statements, under Item 8. The most notable capital-related actions in 2015 were the issuance of $12 million in 5% fixed rate, 10-year subordinated debt during the first half of 2015 (which qualifies as Tier 2 regulatory capital), along with the September 28, 2015 partial redemption of $12.2 million, or half, of its SBLF Series C Preferred stock at par (which qualifies as Tier 1 regulatory capital), and common stock repurchases.

At December 31, 2015, Nicolet’s capital structure included $12.2 million (or 11%) of preferred equity and $97.3 million (or 89%) of common equity, for total capital of $109.5 million, compared to year-end 2014 of $24.4 million preferred, $86.6 million common, and $111.0 million total capital. The slight decline in total equity between year ends includes the $12.2 million partial redemption of preferred stock and a $10.7 million net increase in common equity from retained earnings and issued common equity exceeding common stock repurchases during 2015. Beginning in the fourth quarter of 2013, given growth in qualifying small business loans, Nicolet qualified for a 1% annual dividend rate on its preferred stock issued to the Treasury related to its participation in the SBLF, compared to the previous 5% annual rate paid by Nicolet. This 1% annual rate will adjust to 9% effective March 1, 2016 according to the terms of the Securities Purchase Agreement, if the preferred stock is not redeemed prior to that time. Nicolet redeemed half of the preferred stock in September 2015 to reduce the future cost of capital. After the Baylake merger consummation, additional preferred stock redemptions may be evaluated for 2016.

Nicolet’s common equity to total assets at December 31, 2015 of 8.01% increased from 7.13% at December 31, 2014 and continues to reflect capacity to capitalize on opportunities. Further, Nicolet’s investors have demonstrated a strong commitment to capital, providing common capital when needed, with the two most recent examples being a December 2008 private placement raising $9.5 million in common capital as we entered the economic crisis and the April 2013 private placement raising $2.9 million in common capital alongside the predominately stock-for-stock Mid-Wisconsin merger which added $9.7 million in common capital. Book value per common share increased to $23.42 at year end 2015, up 9.7% over $21.34 at year end 2014. In early 2014, a common stock repurchase program was authorized, and with subsequent modifications (the latest being July 21, 2015 for an additional $6 million to repurchase up to 175,000 more shares of common stock), authorizes use of up to $18 million to repurchase up to 800,000 shares of Nicolet common stock as an alternative use of capital. During 2015, $4.2 million was used to repurchase and cancel 146,404 shares at a weighted average price per share of $28.35 including commissions, bringing the life-to-date totals through December 31, 2015, to $9.8 million used to repurchase and cancel 403,695 shares at a weighted average price per share of $24.27 including commissions. Given the pending merger with Baylake, Nicolet has suspended its repurchase program beginning in September 2015.

Nicolet’s regulatory capital ratios remain strong and well above minimum regulatory ratios. At December 31, 2015, Nicolet’s Total, Tier 1, Common Equity Tier 1 (“CET1”) risk-based ratios and its leverage ratio were 14.8%, 12.5%, 9.9% and 10.0%, respectively, compared to the minimum regulatory requirements of 8.0%, 6.0%, 4.5% and 4.0%, respectively. Also, at December 31, 2105, Nicolet National Bank’s Total, Tier 1, CETI and leverage ratios were 13.1%, 12.0%, 12.0% and 9.5%, respectively, and qualify the Bank as well-capitalized under the prompt-corrective action framework with hurdles of 10%, 8%, 6.5% and 5%, respectively. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth.

A source of income and funds for Nicolet as the parent company of Nicolet National Bank are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by federal regulatory agencies. At December 31, 2015, the Bank could pay dividends of approximately $9.0 million without seeking regulatory approval. The Bank paid dividends to the parent company of $11.0 million in 2015 and $9.0 million in 2014.

In July 2013, the Federal Reserve Board and the OCC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. The final rules took effect for Nicolet and the Bank on January 1, 2015, subject to a transition period for certain parts of the rules. See Part I, Item 1, “Business”, “- Supervision and Regulation”, for additional information. The rules permitted certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. Nicolet and the Bank made the election in 2015 to retain the existing treatment for accumulated other comprehensive income.

Effects of Inflation

The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution’s operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, investments, loans, deposits and other borrowings, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. For additional information regarding interest rates and changes in net interest income see “Interest Rate Sensitivity Management.” Inflation may have impacts on the Bank’s customers, on businesses and consumers and their ability or willingness to invest, save or spend, and perhaps on their ability to repay loans. As such, there would likely be impacts on the general appetite of banking products and the credit health of the Bank’s customer base.

Fourth Quarter 2015 Results

Nicolet recorded net income of $2.8 million for the fourth quarter of 2015, compared to net income of $2.4 million for the fourth quarter of 2014. Net income available to common equity for the fourth quarter of 2015 was $2.8 million, or $0.64 for diluted earnings per common share, compared to $2.4 million, or $0.55, respectively for the fourth quarter of 2014. See Table 19 for selected quarterly information.

Taxable equivalent net interest income for the fourth quarter of 2015 was $10.9 million, similar to $10.8 million for the same quarter of 2014. Positive changes from balance sheet volume and mix improvements were offset by unfavorable changes in rates. The net interest margin between the comparable quarters was up 17 bps to 4.00% in the fourth quarter of 2015, comprised of a 14 bps higher interest rate spread (to 3.82%, as the yield on earning assets increased by 21 bps and the rate on interest-bearing liabilities increased by 7 bps) and a 3 bps higher contribution from net free funds (mainly from higher noninterest-bearing deposits).

Average earning assets were $1.1 billion for both the fourth quarter of 2015 and 2014, with average loans up $22 million (including increases in commercial and residential mortgages, of $18 million and $3 million, respectively) and investments up $22 million but interest-bearing cash down $16 million. On the funding side, average interest-bearing deposits were down $16 million, average demand deposits increased $49 million and average short and long-term funding balances increased (up $3 million combined).

The provision for loan losses decreased $0.2 million between the comparable fourth quarter periods. The provision was $0.5 million, while net charge offs were $0.1 million for the fourth quarter of 2015. For the fourth quarter of 2014, the provision was $0.7 million, while net charge offs were $1.4 million, which included one net charge off of $1.3 million on a commercial credit that was being monitored and provided for during the year.

Noninterest income for the fourth quarter of 2015 increased $0.7 million (16.9%) to $4.6 million versus the fourth quarter of 2014. Net gain on sale and write-down of assets increased $0.6 million due to an OREO property being sold for a large gain offset partly by a writedown on a bank premise OREO both recorded in the fourth quarter of 2015. All remaining noninterest income categories on a combined basis were up $0.1 million from the fourth quarter of 2014.

On a comparable quarter basis, noninterest expense increased $0.2 million (1.6%) to $10.3 million in the fourth quarter of 2015 over the fourth quarter of 2014. Personnel expense increased $0.1 million (1.8%) from the fourth quarter of 2014, primarily merit increases and higher net incentives. All remaining noninterest expense categories on a combined basis were up $0.1 million compared to the fourth quarter of 201 primarily from offsetting expenses, most notably, fourth quarter 2014 had $0.5 million cost related to a debit card fraud event, while fourth quarter 2015 included $0.6 million of the $0.8 million merger-related expenses, indicating good cost control efforts in all other expense items.

For the fourth quarter of 2015, Nicolet recognized income tax expense of $1.6 million, compared to income tax expense of $1.2 million for the fourth quarter of 2014. The change in income tax was primarily due to the level of pretax income between the comparable quarters. The effective tax rate was 36.5% for the fourth quarter of 2015 (including the non-deductibility of certain merger-related costs), compared to an effective tax rate of 32.6% for the fourth quarter of 2014.

Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2015 and 2014.

Table 19: Selected Quarterly Financial Data
(dollars in thousands, except per share data)

	2015 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$12,463	$11,859	$11,531	$12,744
Interest expense	1,812	1,842	1,818	1,741
Net interest income	10,651	10,017	9,713	11,003
Provision for loan losses	450	450	450	450
Noninterest income	4,559	4,185	4,894	4,070
Noninterest expense	10,273	9,849	9,724	9,802
Net income attributable to Nicolet Bankshares, Inc.	2,819	2,594	2,935	3,080
Net income available to common shareholders	2,789	2,534	2,874	3,019
Basic earnings per common share*	0.70	0.64	0.72	0.75
Diluted earnings per common share*	0.64	0.58	0.66	0.70

	2014 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$12,264	$12,623	$12,329	$11,733
Interest expense	1,751	1,730	1,833	1,753
Net interest income	10,513	10,893	10,496	9,980
Provision for loan losses	675	675	675	675
Noninterest income	3,900	3,645	2,880	3,760
Noninterest expense	10,114	9,523	9,484	9,588
Net income attributable to Nicolet Bankshares, Inc.	2,416	2,765	2,554	2,214
Net income available to common shareholders	2,355	2,704	2,493	2,153
Basic earnings per common share*	0.58	0.66	0.59	0.51
Diluted earnings per common share*	0.55	0.63	0.58	0.50

*Cumulative quarterly per share performance may not equal annual per share totals due to the effects of the amount and timing of capital increases. When computing earnings per share for an interim period, the denominator is based on the weighted average shares outstanding during the interim period, and not on an annualized weighted average basis. Accordingly, the sum of the quarters' earnings per share data will not necessarily equal the year to date earnings per share data.

2014 Compared to 2013

Evaluation of financial performance between 2014 and 2013 was impacted in general from the timing of Nicolet’s 2013 acquisition of two distressed financial institutions – the predominantly stock-for-stock merger with Mid-Wisconsin consummated in April 2013 and the smaller FDIC-assisted acquisition of Bank of Wausau completed in August 2013 (collectively the “2013 acquisitions”). Combined, as of their respective acquisition dates, these transactions added 12 branch locations to Nicolet’s footprint and approximately $483 million in assets, $284 million in loans and $388 million in deposits. Since the results of operations of both entities prior to consummation are appropriately not included in the accompanying consolidated financial statements, income statement results and average balances for 2013 include partial year contributions from the 2013 acquisitions versus a full year in 2014. Notably, 2013 includes approximately 8 months of Mid-Wisconsin operations and 5 months of Bank of Wausau operations, which analytically could reasonably explain roughly 20% increases in certain average balances and income statement lines between 2014 and 2013.

At December 31, 2014, total assets were $1.2 billion, up only 1% over year end 2013, but with an improved asset mix. Since year end 2013, loans grew 4% to $883 million (predominantly in commercial and industrial loans and lines of credit) and securities available for sale grew 32% to $168 million, both funded mainly by higher deposits, which grew 2% to $1.06 billion, and continued deployment of cash. Return on average assets was 0.84% and return on average common equity was 11.55% for 2014. As part of its capital management, Nicolet began and executed on a common stock repurchase program in 2014.

Net income attributable to Nicolet was $9.9 million for 2014, and after $0.2 million of preferred stock dividends, net income available to common shareholders was $9.7 million, or $2.25 per diluted common share. Comparatively, 2013 net income was $16.1 million, and after $1.0 million of preferred stock dividends, net income available to common shareholders was $15.1 million or $3.80 per diluted common share for 2013. The 2013 acquisitions impacted 2013 net income most directly from inclusion of non-recurring bargain purchase gains (“BPG”) and direct merger expenses, which after tax accounted for $9.7 million of the $16.1 million net income in 2013. Beginning in the fourth quarter of 2013 Nicolet qualified for a 1% annual dividend rate on its preferred stock issued to the Treasury related to its participation in the SBLF, compared to the previous 5% annual rate paid by Nicolet. A full year of the 1% rate in 2014 resulted in a $0.7 million reduction in preferred stock dividends between 2014 and 2013, with 2013 only reflecting the lower rate for one quarter.

Net interest income was $41.9 million for 2014, an increase of $5.0 million or 13% compared to 2013. The improvement was primarily volume related, with average interest-earning assets up $171 million or 19%, but at a lower interest rate spread between 2014 and 2013, driven mainly by lower loan yields and a higher mix of low-earning interest-bearing cash balances, though partly offset by a lower cost of funds. On a tax-equivalent basis, the 2015 net interest margin was 3.89%, down 17 bps from 4.06% in 2013 while the cost of interest-bearing liabilities was 0.79%, 4 bps lower than 2013. The average yield on earning assets was 4.54%, 21 bps lower than in 2013, resulting in a 17 bps decline in the interest rate spread.

Loans were $883 million at December 31, 2014, up $36 million or 4% over December 31, 2013. The strongest growth came in commercial and industrial loans which increased $36 million and grew to 33% of the loan portfolio at December 31, 2014 versus 30% at December 31, 2013. Since year-end 2013, acquired loans declined $43 million or 19% to $182 million at December 31, 2014 through amortization, refinances, and payoffs. Average loans were $859 million in 2014 yielding 5.32%, compared to $753 million in 2013 yielding 5.40%, an increase of 14% in average balances.

Total deposits were $1.1 billion at December 31, 2014, an increase of $25 million or 2% over December 31, 2013. Between 2014 and 2013, average deposits were up $197 million or 24%, with average total deposits of $1.0 billion for 2014 and $831 million for 2013. Interest-bearing deposits cost 0.63% for both 2014 and 2013.

Nonperforming assets were 0.61% of assets at December 31, 2014 compared to 1.02% of assets at year end 2013, a result of dedicated work on asset resolution. For 2014, the provision for loan losses was $2.7 million, exceeding net charge offs of $2.6 million (or 0.31% of average loans). For 2013, the provision for loan losses was $6.2 million, exceeding net charge offs of $4.1 million (or 0.54% of average loans). The ALLL was $9.3 million or 1.05% of loans at December 31, 2014, compared to an ALLL of $9.2 million representing 1.09% of loans at December 31, 2013.

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

Noninterest expense was $38.7 million for 2015, up $2.3 million or 6% over 2013; however, excluding $1.9 million of non-recurring merger-based expenses (of which $1 million was in personnel and $0.9 million was in other expense) incurred in 2013, expenses were up 12%. The increase in almost all line items was predominantly due to the larger operating base from the 2013 acquisitions being included for a full year in 2014, net of cost efficiency efforts made during 2014. Most notably, salaries and employee benefits were up 9% (or up 15% over 2013 excluding the $1 million merger-based expense), while average full-time equivalent employees grew only 10% between the years. All other non-personnel expenses combined were up 3% (or 8% over 2013 excluding the $0.9 million merger-based expense) and accounted for $0.4 million of the total variance between years.

Income tax expense was $4.6 million for 2014 and $3.8 million for 2013, resulting in an effective tax rate of 31.4% for 2014 and 19.2% for 2013. Significantly impacting the effective tax rate for 2013 was the tax free nature of the Mid-Wisconsin acquisition, whereby tax expense was not directly charged on the $9.5 million BPG. The $2.4 million BPG from the Bank of Wausau acquisition was taxable. Tax expense for 2014 included a $0.5 million tax benefit recorded to the deferred tax asset in the second quarter due to the increased ability to utilize net operating losses under the Internal Revenue Code section 382 following the one-year evaluation period related to the acquisition. In addition to the 2013 impact of the tax free BPG, these tax rates are also influenced by the amount of income before tax and the mix of tax-exempt income each year, and to a smaller degree by the non-deductibility of certain merger-related costs.

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

Business Combinations and Valuation of Loans Acquired in Business Combinations

We account for acquisitions under Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities, where it was not possible to estimate the acquisition date fair value upon consummation. Management finalized the fair values of acquired assets and assumed liabilities within this 12-month period and management considers such values to be the Day 1 Fair Values. This was completed for the Mid-Wisconsin transaction during the second quarter of 2013 and was completed for the Bank of Wausau transaction in the third quarter of 2013.

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

The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at December 31, 2015. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the ALLL. These agencies may require Nicolet to make additions to the ALLL based on their judgments of collectability based on information available to them at the time of their examination.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases: Amendments to the FASB Accounting Standards Codification which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model, the effect of leases in a consolidated statement of comprehensive income and a consolidated statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. Nicolet is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The amendment reduces diversity in current practice by clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. Nicolet is currently evaluating the impact of this guidance on its consolidated financial statements.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This ASU requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs), along with any related valuation allowance, as noncurrent in a balance sheet. This ASU eliminates current guidance requiring deferred taxes for each jurisdiction to be presented as a net current asset or liability and a net noncurrent asset or liability. As a result, each jurisdiction would have one net noncurrent DTA or DTL balance. The ASU does not change the existing requirement that only permits offsetting DTAs and DTLs within a particular jurisdiction. For Nicolet, this standard is effective January 1, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on Nicolet’s consolidated financial statements.

In September 2015, FASB issued ASU 2015-16 Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the account had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this guidance is not expected to have a significant impact on the consolidated financial condition, results of operations or liquidity of Nicolet.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional disclosure, see section, “Interest Rate Sensitivity Management,” of the Management’s Discussion and Analysis of Financial Condition and Results of Operation under Part II, Item 7.

ITEM 8. FINANCIAL STATEMENTS

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014

(In thousands, except share and per share data)	2015	2014
Assets
Cash and due from banks	$11,947	$23,975
Interest-earning deposits	70,755	43,169
Federal funds sold	917	1,564
Cash and cash equivalents	83,619	68,708
Certificates of deposit in other banks	3,416	10,385
Securities available for sale (“AFS”)	172,596	168,475
Other investments	8,135	8,065
Loans held for sale	4,680	7,272
Loans	877,061	883,341
Allowance for loan losses	(10,307)	(9,288)
Loans, net	866,754	874,053
Premises and equipment, net	29,613	31,924
Bank owned life insurance (“BOLI”)	28,475	27,479
Accrued interest receivable and other assets	17,151	18,924
Total assets	$1,214,439	$1,215,285

Liabilities and Stockholders’ Equity
Liabilities:
Demand	$226,554	$203,502
Money market and NOW accounts	486,677	494,945
Savings	136,733	120,258
Time	206,453	241,198
Total deposits	1,056,417	1,059,903
Notes payable	15,412	21,175
Junior subordinated debentures	12,527	12,328
Subordinated notes	11,849	-
Accrued interest payable and other liabilities	8,547	10,812
Total liabilities	1,104,752	1,104,218

Stockholders’ Equity:
Preferred equity	12,200	24,400
Common stock	42	41
Additional paid-in capital	45,220	45,693
Retained earnings	51,059	39,843
Accumulated other comprehensive income	980	1,031
Total Nicolet Bankshares, Inc. stockholders’ equity	109,501	111,008
Noncontrolling interest	186	59
Total stockholders’ equity and noncontrolling interest	109,687	111,067
Total liabilities, noncontrolling interest and stockholders’ equity	$1,214,439	$1,215,285

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	12,200	24,400
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	4,154,377	4,058,208
Common shares issued	4,191,067	4,124,439

See Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31,

(In thousands, except share and per share data)	2015	2014	2013
Interest income:
Loans, including loan fees	$45,638	$46,081	$41,000
Investment securities:
Taxable	1,460	1,606	1,107
Non-taxable	1,056	793	745
Other interest income	443	469	344
Total interest income	48,597	48,949	43,196
Interest expense:
Money market and NOW accounts	2,260	2,275	2,065
Savings and time deposits	2,930	3,067	2,328
Short-term borrowings	3	8	25
Junior subordinated debentures	881	875	730
Subordinated notes	494	-	-
Notes payable	645	842	1,144
Total interest expense	7,213	7,067	6,292
Net interest income	41,384	41,882	36,904
Provision for loan losses	1,800	2,700	6,200
Net interest income after provision for loan losses	39,584	39,182	30,704
Noninterest income:
Service charges on deposit accounts	2,348	2,128	1,793
Trust services fee income	4,822	4,569	4,028
Mortgage income, net	3,258	1,926	2,336
Brokerage fee income	670	631	477
Gain on sale or writedown of assets, net	1,726	539	1,669
Bank owned life insurance	996	933	825
Rent income	1,156	1,239	1,036
Investment advisory fees	408	440	348
Bargain purchase gain	-	-	11,915
Other income	2,324	1,780	1,309
Total noninterest income	17,708	14,185	25,736
Noninterest expense:
Salaries and employee benefits	22,523	21,472	19,615
Occupancy, equipment and office	6,928	7,086	6,407
Business development and marketing	2,244	2,267	2,348
Data processing	3,565	3,178	2,477
FDIC assessments	615	715	700
Core deposit intangible amortization	1,027	1,209	1,111
Other expense	2,746	2,782	3,773
Total noninterest expense	39,648	38,709	36,431
Income before income tax expense	17,644	14,658	20,009
Income tax expense	6,089	4,607	3,837
Net income	11,555	10,051	16,172
Less: Net income attributable to noncontrolling interest	127	102	31
Net income attributable to Nicolet Bankshares, Inc.	11,428	9,949	16,141
Less: Preferred stock dividends and discount accretion	212	244	976
Net income available to common shareholders	$11,216	$9,705	$15,165

Basic earnings per common share	$2.80	$2.33	$3.81
Diluted earnings per common share	$2.57	$2.25	$3.80
Weighted average common shares outstanding:
Basic	4,003,988	4,165,254	3,976,845
Diluted	4,362,213	4,311,347	3,988,119

See Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

Years Ended December 31,

(In thousands)	2015	2014	2013
Net income	$11,555	$10,051	$16,172
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses) arising during the period	540	939	(1,158)
Reclassification adjustment for net gains included in income	(625)	(341)	(509)
Income tax benefit (expense)	34	(233)	650
Total other comprehensive income (loss)	(51)	365	(1,017)
Comprehensive income	$11,504	$10,416	$15,155

See Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2015, 2014 and 2013

	Nicolet Bankshares, Inc. Stockholders’ Equity
(In thousands)	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (“AOCI”)	Non- controlling Interest	Total
Balance, December 31, 2012	$24,400	$34	$36,243	$14,973	$1,683	$45	$77,378
Comprehensive income:
Net income	-	-	-	16,141	-	31	16,172
Other comprehensive loss	-	-	-	-	(1,017)	-	(1,017)
Stock compensation expense	-	-	709	-	-	-	709
Exercise of stock options, including income tax benefit of $0	-	-	306	-	-	-	306
Issuance of common stock	-	2	3,136	-	-	-	3,138
Issuance of common stock in acquisition, net of capitalized issuance costs of $401	-	6	9,314	-	-	-	9,320
Purchase and retirement of common stock	-	-	(92)	-	-	-	(92)
Preferred stock dividends	-	-	-	(976)	-	-	(976)
Repayment from non-controlling interest	-	-	-	-	-	(59)	(59)
Balance, December 31, 2013	$24,400	$42	$49,616	$30,138	$666	$17	$104,879
Comprehensive income:
Net income	-	-	-	9,949	-	102	10,051
Other comprehensive income	-	-	-	-	365	-	365
Stock compensation expense	-	-	959	-	-	-	959
Exercise of stock options, including income tax benefit of $42	-	-	633	-	-	-	633
Issuance of common stock	-	-	254	-	-	-	254
Purchase and retirement of common stock	-	(1)	(5,769)	-	-	-	(5,770)
Preferred stock dividends	-	-	-	(244)	-	-	(244)
Repayment from non-controlling interest	-	-	-	-	-	(60)	(60)
Balance, December 31, 2014	$24,400	$41	$45,693	$39,843	$1,031	$59	$111,067
Comprehensive income:
Net income	-	-	-	11,428	-	127	11,555
Other comprehensive loss	-	-	-	-	(51)	-	(51)
Stock compensation expense	-	-	1,202	-	-	-	1,202
Exercise of stock options, net, including income tax benefit of $175	-	4	1,543	-	-	-	1,547
Tax impact of stock-based compensation	-	-	986	-	-	-	986
Issuance of common stock	-	-	174	-	-	-	174
Purchase and retirement of common stock	-	(3)	(4,378)	-	-	-	(4,381)
Retirement of preferred stock	(12,200)	-	-	-	-	-	(12,200)
Preferred stock dividends	-	-	-	(212)	-	-	(212)
Balance, December 31, 2015	$12,200	$42	$45,220	$51,059	$980	$186	$109,687

See Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31,

(In thousands)	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$11,555	$10,051	$16,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,322	3,848	3,411
Provision for loan losses	1,800	2,700	6,200
Provision for deferred taxes	1,589	68	2,601
Increase in cash surrender value of life insurance	(996)	(933)	(825)
Stock compensation expense	1,202	959	709
Gain on sale or write-down of assets, net	(1,726)	(539)	(1,669)
Gain on sale of loans held for sale, net	(3,046)	(1,926)	(2,336)
Proceeds from sale of loans held for sale	178,295	87,912	141,046
Origination of loans held for sale	(172,657)	(91,772)	(132,873)
Income from branch sale, net	(122)	-	-
Bargain purchase gain	-	-	(11,915)
Net change in:
Accrued interest receivable and other assets	(1,995)	528	1,105
Accrued interest payable and other liabilities	(2,170)	144	(1,446)
Net cash provided by operating activities	15,051	11,040	20,180

Cash Flows From Investing Activities:
Net (increase) decrease in certificates of deposit in other banks	6,969	(8,425)	-
Purchases of securities AFS	(41,419)	(60,046)	(13,600)
Proceeds from sales of securities AFS	13,929	4,821	46,389
Proceeds from calls and maturities of securities AFS	22,175	16,988	21,788
Net increase in loans	(6,179)	(39,699)	(16,932)
Purchases of other investments	(70)	(83)	(797)
Purchases of premises and equipment	(1,181)	(5,765)	(3,032)
Proceeds from sales of premises and equipment	376	10	19
Proceeds from sales of other real estate and other assets	3,632	3,990	4,939
Purchase of BOLI	-	(2,750)	-
Net cash used in branch sale	(19,865)	-	-
Net cash received in business combinations	-	-	37,622
Net cash provided (used) by investing activities	(21,633)	(90,959)	76,396

Cash Flows From Financing Activities:
Net increase in deposits	30,508	25,199	31,062
Net decrease in short-term borrowings	-	(7,116)	(23,024)
Repayments of notes payable	(5,763)	(11,247)	(46,311)
Proceeds from notes payable	-	-	5,000
Proceeds from issuance of subordinated notes, net	11,820	-	-
Stock issuance costs, capitalized	-	-	(401)
Purchase and retirement of common stock	(4,381)	(5,770)	(92)
Proceeds from issuance of common stock, net	1,721	887	3,444
Redemption of preferred stock	(12,200)	-	-
Non-controlling interest in joint venture	-	(60)	(59)
Cash dividends paid on preferred stock	(212)	(244)	(1,220)
Net cash provided (used) by financing activities	21,493	1,649	(31,601)
Net increase (decrease) in cash and cash equivalents	14,911	(78,270)	64,975
Cash and cash equivalents:
Beginning	68,708	146,978	82,003
Ending	$83,619	$68,708	$146,978

(continued)

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows - continued

Years Ended December 31,

	2015	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,290	$7,324	$6,677
Cash paid for taxes	2,890	3,535	2,364
Transfer of loans and bank premises to other real estate owned (“OREO”)	986	3,127	3,280
Acquisitions:
Fair value of assets acquired	-	-	483,446
Fair value of liabilities assumed	-	-	462,269
Net assets acquired	-	-	21,177

Common stock issued in acquisition	-	-	9,721

See Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.	Nature of Business and Significant Accounting Policies

Nature of Banking Activities: Nicolet Bankshares, Inc. (the “Company”) was incorporated on April 5, 2000. Effective June 6, 2002, Nicolet Bankshares, Inc. received approval to become a one-bank holding company owning 100% of the common stock of Nicolet National Bank (the “Bank”). Nicolet National Bank opened for business on November 1, 2000.

During 2004, the Company entered into a joint venture, Nicolet Joint Ventures, LLC (the “JV”), with a real estate development and investment firm (the “Firm”) in connection with the selection and development of a site for a new headquarters facility. The Firm is considered a related party, as one of its principals is a Board member and shareholder of the Company. The JV involves a 50% ownership by the Company. See Note 16 for additional disclosures.

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

In 2013, the Company acquired selected assets and assumed selected liabilities of Bank of Wausau through a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction. There was no loss sharing agreement as part of this acquisition. See Note 2 for additional disclosures. Collectively, the Mid-Wisconsin and Bank of Wausau transactions are referred to as “the 2013 acquisitions.”

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

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest-earning deposits in other banks with original maturities of less than 90 days, if any. The Bank maintains amounts in due from banks which, at times, may exceed federally insured limits. Management monitors these correspondent relationships. The Bank has not experienced any losses in such accounts. The Bank may have restrictions on cash and due from banks as it is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. There was no reserve balance required with the Federal Reserve Bank at December 31, 2015 or 2014.

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

Realized gains or losses on securities sales (using the specific identification method) and declines in value judged to be other-than-temporary are included in the consolidated statements of income under gain on sale and writedown of assets, net. Premiums and discounts are amortized or accreted into interest income over the life of the related securities using the effective interest method.

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

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value as determined on an aggregate basis. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes, if any, in the valuation allowance are included in the determination of net income in the period in which the change occurs. As of December 31, 2015 and 2014, no valuation allowance was necessary. Loans held for sale are generally sold servicing released and without recourse. Mortgage income represents net gains from the sale of mortgage loans held for sale, and to a much lesser degree, if any, fees received from borrowers and loan investors related to these loans.

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

The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at December 31, 2015. The allowance analysis is reviewed by the Board on a quarterly basis in compliance with regulatory requirements.

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

Management periodically reviews the carrying value of its long-lived and intangible assets to determine if any impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life, in which case an impairment charge would be recorded as an expense in the period of impairment. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s annual assessments indicated no impairment charge on goodwill or core deposit intangible was required for 2015 or 2014. Goodwill was $0.8 million at both December 31, 2015 and 2014. The net book value of core deposit intangible was $3.0 million and $4.1 million at December 31, 2015 and 2014, respectively and is included in other assets in the consolidated balance sheets.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.	Nature of Business and Significant Accounting Policies (CONTINUED)

Bank-Owned Life Insurance (“BOLI”): The Company owns BOLI on certain executives and employees. BOLI balances are recorded at their cash surrender values. Changes in the cash surrender values are included in non-interest income.

Short-term Borrowings: Short-term borrowings consist primarily of overnight Federal funds purchased and securities sold under agreements to repurchase (“repos”), or other short-term borrowing arrangements. Repos are with commercial deposit customers, and are treated as financing activities carried at the amounts that will be subsequently repurchased as specified in the respective agreements. Repos generally mature within one to four days from the transaction date. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no outstanding agreements at December 31, 2015 and 2014. There were no repo agreements transacted during 2015. The weighted average rate for repo agreements transacted during 2014 was 0.15% for the year.

Stock-based Compensation Plans: Share-based payments to employees, including grants of restricted stock or stock options, are valued at fair value of the award on the date of grant and expensed on a straight-line basis as compensation expense over the applicable vesting period.

A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Company’s stock at the date of grant is used to estimate the value of restricted stock awards. There were no stock option grants in 2013. The weighted average assumptions used in the model for valuing option grants in 2014 and 2015 were as follows:

	2015	2014
Dividend yield	0%	0%
Expected volatility	25%	25%
Risk-free interest rate	1.68%	1.97%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$8.11	$7.42

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

The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. At December 31, 2015, the Company determined it had no significant uncertain tax positions. Interest and penalties related to unrecognized tax benefits are classified as income tax expense.

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

Earnings per common share and related information are summarized as follows:

	Years ended December 31,
(in thousands, except per share data)	2015	2014	2013
Net income, net of noncontrolling interest	$11,428	$9,949	$16,141
Less preferred stock dividends	212	244	976
Net income available to common shareholders	$11,216	$9,705	$15,165

Weighted average common shares outstanding	4,004	4,165	3,977
Effect of dilutive stock instruments	358	146	11
Diluted weighted average common shares outstanding	4,362	4,311	3,988

Basic earnings per common share	$2.80	$2.33	$3.81
Diluted earnings per common share	$2.57	$2.25	$3.80

Options to purchase approximately 0.2 million shares and 0.4 million shares were outstanding at the years ending December 31, 2015 and 2014, respectively, but are excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

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

Reclassifications: Certain amounts in the 2014 and 2013 consolidated financial statements have been reclassified to conform to the 2015 presentation.

Recent Accounting Developments Adopted: In May 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-08 Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin 115. Amendments in this update amend SEC paragraphs pursuant to Staff Accounting Bulletin (“SAB”) 115, which supersedes several paragraphs in ASC 805-50 in response to the SEC’s November 2014 publication of SAB 115.The SEC issued SAB 115 in connection with the release of FASB ASU 2014-17, “Pushdown Accounting.” This guidance is effective immediately. The adoption of this guidance did not have a significant impact on the consolidated financial condition, results of operations or liquidity of the Company.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.	Nature of Business and Significant Accounting Policies (CONTINUED)

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update is effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company adopted this update in the first quarter of 2015. See Note 10 for further details on the impact of adopting this accounting update.

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

Operating Segment: While the chief decision makers monitor the revenue streams of the various products and services, and evaluate costs, balance sheet positions and quality, all such products, services and activities are directly or indirectly related to the business of community banking, with no regular, formal or material segment delineations. Operations are managed and financial performance is evaluated on a company-wide basis, and accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

Proforma results for the 2015 and 2014 periods are not necessary as the actual results fully include both 2013 acquisitions. The following unaudited pro forma information presents the results of operations for the year ended December 31, 2013, as if the acquisitions had occurred January 1 of that year. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisitions occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

Year Ended December 31, 2013
(in thousands)
Total revenues, net of interest expense	$69,245
Net income	14,241

NOTE 3. SECURITIES AVAILABLE FOR SALE

Amortized costs and fair values of securities AFS are summarized as follows:

	December 31, 2015
	Amortized	Gross	Gross	Fair
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Value
U.S. government sponsored enterprises	$287	$7	$-	$294
State, county and municipals	104,768	497	244	105,021
Mortgage-backed securities	61,600	418	554	61,464
Corporate debt securities	1,140	-	-	1,140
Equity securities	3,196	1,504	23	4,677
	$170,991	$2,426	$821	$172,596

	December 31, 2014
	Amortized	Gross	Gross	Fair
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Value
U.S. government sponsored enterprises	$1,025	$14	$-	$1,039
State, county and municipals	102,472	778	474	102,776
Mortgage-backed securities	61,497	639	459	61,677
Corporate debt securities	220	-	-	220
Equity securities	1,571	1,192	-	2,763
	$166,785	$2,623	$933	$168,475

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3.	SECURITIES AVAILABLE FOR SALE (CONTINUED)

The current fair value and associated unrealized losses on investments in debt and equity securities with unrealized losses at December 31, 2015 and 2014 are summarized in the following table, with the length of time the individual securities have been in a continuous loss position.

	December 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$34,283	$112	$12,702	$132	$46,985	$244
Mortgage-backed securities	22,228	167	13,750	387	35,978	554
Equity securities	408	23	-	-	408	23
	$56,919	$302	$26,452	$519	$83,371	$821

	December 31, 2014
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$48,531	$288	$10,338	$186	$58,869	$474
Mortgage-backed securities	5,944	20	19,351	439	25,295	459
	$54,475	$308	$29,689	$625	$84,164	$933

At December 31, 2015 there were $0.8 million of gross unrealized losses related to 148 securities. As of December 31, 2015, the Company does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the years ending December 31, 2015, 2014 or 2013.

The amortized cost and fair value of securities available for sale by contractual maturity at December 31, 2015 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties; therefore, these securities are not included in the maturity categories in the following summary.

	December 31, 2015
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$5,085	$5,107
Due in one year through five years	74,585	74,528
Due after five years through ten years	24,875	25,148
Due after ten years	1,650	1,672
	106,195	106,455
Mortgage-backed securities	61,600	61,464
Equity securities	3,196	4,677
Securities AFS	$170,991	$172,596

Securities with a carrying value of $24.3 million and $35.2 million as of December 31, 2015 and 2014, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Proceeds from sales of securities available for sale during 2015, 2014 and 2013 were $13.9 million, $4.8 million and $46.4 million, respectively. Gross gains of $0.6 million were realized on sales in 2015, gross gains of $0.3 million were realized on sales in 2014, and gross gains of $0.8 million and gross losses of $0.3 million were realized on sales in 2013.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan composition as of December 31 is summarized as follows:

	2015		2014
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$294,419	33.6%	$289,379	32.7%
Owner-occupied commercial real estate (“CRE”)	185,285	21.1	182,574	20.7
Agricultural (“AG”) production	15,018	1.7	14,617	1.6
AG real estate	43,272	4.9	42,754	4.8
CRE investment	78,711	9.0	81,873	9.3
Construction & land development	36,775	4.2	44,114	5.0
Residential construction	10,443	1.2	11,333	1.3
Residential first mortgage	154,658	17.6	158,683	18.0
Residential junior mortgage	51,967	5.9	52,104	5.9
Retail & other	6,513	0.8	5,910	0.7
Loans	877,061	100.0%	883,341	100.0%
Less ALLL	10,307		9,288
Loans, net	$866,754		$874,053
ALLL to loans	1.18%		1.05%

As a further breakdown, loans as of December 31 are summarized by originated and acquired as follows:

	2015				2014
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$284,023	38.4%	$10,396	7.6%	$268,654	38.3%	$20,725	11.4%
Owner-occupied CRE	153,563	20.7	31,722	23.2	140,203	20.0	42,371	23.3
AG production	6,849	0.9	8,169	6.0	5,580	0.8	9,037	5.0
AG real estate	25,464	3.4	17,808	13.0	20,060	2.8	22,694	12.5
CRE investment	58,949	8.0	19,762	14.4	53,339	7.6	28,534	15.7
Construction & land development	27,231	3.7	9,544	7.0	33,865	4.8	10,249	5.6
Residential construction	10,443	1.4	-	-	11,333	1.6	-	-
Residential first mortgage	122,373	16.5	32,285	23.5	119,866	17.1	38,817	21.4
Residential junior mortgage	44,889	6.1	7,078	5.2	43,411	6.2	8,693	4.8
Retail & other	6,351	0.9	162	0.1	5,395	0.8	515	0.3
Loans	740,135	100.0%	136,926	100.0%	701,706	100.0%	181,635	100.0%
Less ALLL	8,714		1,593		9,288		-
Loans, net	731,421		135,333		692,418		181,635
ALLL to loans	1.18%		1.16%		1.32%		-%

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

The allocation methodology used by the Company includes specific allocations for impaired loans evaluated individually for impairment based on collateral values and for the remaining loan portfolio collectively evaluated for impairment primarily based on historical loss rates and other qualitative factors. Loan charge-offs and recoveries are based on actual amounts charged-off or recovered by loan category. Management allocates the ALLL by pools of risk within each loan portfolio. No ALLL has been recorded on acquired loans since acquisition or at December 31, 2015 since the remaining pool discounts exceed the required amount calculated based on the actual charge off experience in the acquired loan portfolio.

The following tables present the balance and summary of activity in the ALLL in total as of December 31:

(in thousands)
ALLL:	2015	2014	2013
Beginning balance	$9,288	$9,232	$7,120
Provision	1,800	2,700	6,200
Charge-offs	(883)	(2,743)	(4,238)
Recoveries	102	99	150
Net charge-offs	(781)	(2,644)	(4,088)
Ending balance	$10,307	$9,288	$9,232

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment based on the impairment method as of December 31, 2015:

	TOTAL – 2015
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$3,191	$1,230	$53	$226	$511	$2,685	$140	$866	$337	$49	$9,288
Provision	868	928	32	154	307	(1,239)	7	438	258	47	1,800
Charge-offs	(374)	(229)	-	-	(50)	-	-	(84)	(111)	(35)	(883)
Recoveries	36	4	-	-	17	-	-	20	12	13	102
Net charge-offs	(338)	(225)	-	-	(33)	-	-	(64)	(99)	(22)	(781)
Ending balance	$3,721	$1,933	$85	$380	$785	$1,446	$147	$1,240	$496	$74	$10,307
As percent of ALLL	36.2%	18.8%	0.8%	3.7%	7.6%	14.0%	1.4%	12.0%	4.8%	0.7%	100.0%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	3,721	1,933	85	380	785	1,446	147	1,240	496	74	10,307
Ending balance	$3,721	$1,933	$85	$380	$785	$1,446	$147	$1,240	$496	$74	$10,307

Loans:
Individually evaluated	$142	$950	$39	$252	$1,301	$280	$-	$460	$142	$-	$3,566
Collectively evaluated	294,277	184,335	14,979	43,020	77,410	36,495	10,443	154,198	51,825	6,513	873,495
Total loans	$294,419	$185,285	$15,018	$43,272	$78,711	$36,775	$10,443	$154,658	$51,967	$6,513	$877,061

Less ALLL	$3,721	$1,933	$85	$380	$785	$1,446	$147	$1,240	$496	$74	$10,307
Net loans	$290,698	$183,352	$14,933	$42,892	$77,926	$35,329	$10,296	$153,418	$51,471	$6,439	$866,754

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

As a further breakdown, the December 31, 2015 ALLL is summarized by originated and acquired as follows:

	Originated – 2015
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$3,191	$1,230	$53	$226	$511	$2,685	$140	$866	$337	$49	$9,288
Provision	282	490	18	73	118	(1,304)	7	189	171	36	80
Charge-offs	(374)	(157)	-	-	-	-	-	(84)	(91)	(35)	(741)
Recoveries	36	4	-	-	17	-	-	16	1	13	87
Net charge-offs	(338)	(153)	-	-	17	-	-	(68)	(90)	(22)	(654)
Ending balance	$3,135	$1,567	$71	$299	$646	$1,381	$147	$987	$418	$63	$8,714
As percent of ALLL	36.1%	18.0%	0.8%	3.4%	7.4%	15.8%	1.7%	11.3%	4.8%	0.7%	100.0%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	3,135	1,567	71	299	646	1,381	147	987	418	63	8,714
Ending balance	$3,135	$1,567	$71	$299	$646	$1,381	$147	$987	$418	$63	$8,714

Loans:
Individually evaluated	$-	$-	$-	$-	$387	$-	$-	$-	$-	$-	$387
Collectively evaluated	284,023	153,563	6,849	25,464	58,562	27,231	10,443	122,373	44,889	6,351	739,748
Total loans	$284,023	$153,563	$6,849	$25,464	$58,949	$27,231	$10,443	$122,373	$44,889	$6,351	$740,135

Less ALLL	$3,135	$1,567	$71	$299	$646	$1,381	$147	$987	$418	$63	$8,714
Net loans	$280,888	$151,996	$6,778	$25,165	$58,303	$25,850	$10,296	$121,386	$44,471	$6,288	$731,421

	Acquired - 2015
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Provision	586	438	14	81	189	65	-	249	87	11	1,720
Charge-offs	-	(72)	-	-	(50)	-	-	-	(20)	-	(142)
Recoveries	-	-	-	-	-	-	-	4	11	-	15
Net charge-offs	-	(72)	-	-	(50)	-	-	4	(9)	-	(127)
Ending balance	$586	$366	$14	$81	$139	$65	$-	$253	$78	$11	$1,593
As percent of ALLL	36.7%	23.0%	0.9%	5.1%	8.7%	4.1%	-%	15.9%	4.9%	0.7%	100.0%

Loans:
Individually evaluated	$142	$950	$39	$252	$914	$280	$-	$460	$142	$-	$3,179
Collectively evaluated	10,254	30,772	8,130	17,556	18,848	9,264	-	31,825	6,936	162	133,747
Total loans	$10,396	$31,722	$8,169	$17,808	$19,762	$9,544	$-	$32,285	$7,078	$162	$136,926

Less ALLL	$586	$366	$14	$81	$139	$65	$-	$253	$78	$11	$1,593
Net loans	$9,810	$31,356	$8,155	$17,727	$19,623	$9,479	$-	$32,032	$7,000	$151	$135,333

There was no ALLL allocated to individually evaluated loans at December 31, 2015, therefore the table reflecting the ALLL between individually evaluated loans and collectively evaluated loans was omitted.

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

The following table presents nonaccrual loans by portfolio segment as of December 31, 2015 and 2014. Acquired impaired loans that are performing to their contractual terms are not included in the below table and are accruing interest based on their performance and management’s determination.

	Total Nonaccrual Loans
(in thousands)	2015	% to Total	2014	% to Total
Commercial & industrial	$204	5.8%	$171	3.2%
Owner-occupied CRE	951	26.9	1,667	30.9
AG production	13	0.4	21	0.4
AG real estate	230	6.5	392	7.3
CRE investment	1,040	29.4	911	16.9
Construction & land development	280	7.9	934	17.3
Residential construction	-	-	-	-
Residential first mortgage	674	19.1	1,155	21.4
Residential junior mortgage	141	4.0	141	2.6
Retail & other	-	-	-	-
Nonaccrual loans	$3,533	100.0%	$5,392	100.0%

As a further breakdown, nonaccrual loans as of December 31, 2015 and 2014 are summarized by originated and acquired as follows:

	2015
(in thousands)	Originated	% to Total	Acquired	% to Total
Commercial & industrial	$49	8.4%	$155	5.3%
Owner-occupied CRE	-	-	951	32.1
AG production	13	2.2	-	-
AG real estate	-	-	230	7.8
CRE investment	387	66.7	653	22.1
Construction & land development	-	-	280	9.5
Residential construction	-	-	-	-
Residential first mortgage	132	22.7	542	18.4
Residential junior mortgage	-	-	141	4.8
Retail & other	-	-	-	-
Nonaccrual loans	$581	100.0%	$2,952	100.0%

	2014
(in thousands)	Originated	% to Total	Acquired	% to Total
Commercial & industrial	$130	11.5%	$41	1.0%
Owner-occupied CRE	673	59.7	994	23.3
AG production	-	-	21	0.5
AG real estate	-	-	392	9.2
CRE investment	-	-	911	21.4
Construction & land development	165	14.6	769	18.0
Residential construction	-	-	-	-
Residential first mortgage	160	14.2	995	23.3
Residential junior mortgage	-	-	141	3.3
Retail & other	-	-	-	-
Nonaccrual loans	$1,128	100.0%	$4,264	100.0%

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present past due loans by portfolio segment as of December 31, 2015:

	Total Past Due Loans - 2015
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$50	$204	$294,165	$294,419
Owner-occupied CRE	-	951	184,334	185,285
AG production	16	13	14,989	15,018
AG real estate	-	230	43,042	43,272
CRE investment	-	1,040	77,671	78,711
Construction & land development	-	280	36,495	36,775
Residential construction	-	-	10,443	10,443
Residential first mortgage	150	674	153,834	154,658
Residential junior mortgage	10	141	51,816	51,967
Retail & other	12	-	6,501	6,513
Total loans	$238	$3,533	$873,290	$877,061
As a percent of total loans	0.1%	0.4%	99.5%	100.0%

As a further breakdown, past due loans as of December 31, 2015 are summarized by originated and acquired as follows:

	Originated - 2015
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non-accrual	Current	Total
Commercial & industrial	$50	$49	$283,924	$284,023
Owner-occupied CRE	-	-	153,563	153,563
AG production	-	13	6,836	6,849
AG real estate	-	-	25,464	25,464
CRE investment	-	387	58,562	58,949
Construction & land development	-	-	27,231	27,231
Residential construction	-	-	10,443	10,443
Residential first mortgage	-	132	122,241	122,373
Residential junior mortgage	10	-	44,879	44,889
Retail & other	12	-	6,339	6,351
Total loans	$72	$581	$739,482	$740,135
As a percent of total loans	0.1%	0.1%	99.8%	100.0%

	Acquired - 2015
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$-	$155	$10,241	$10,396
Owner-occupied CRE	-	951	30,771	31,722
AG production	16	-	8,153	8,169
AG real estate	-	230	17,578	17,808
CRE investment	-	653	19,109	19,762
Construction & land development	-	280	9,264	9,544
Residential construction	-	-	-	-
Residential first mortgage	150	542	31,593	32,285
Residential junior mortgage	-	141	6,937	7,078
Retail & other	-	-	162	162
Total loans	$166	$2,952	$133,808	$136,926
As a percent of total loans	0.1%	2.2%	97.7%	100.0%

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents past due loans by portfolio segment as of December 31, 2014:

	Total Past Due Loans - 2014
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$167	$171	$289,041	$289,379
Owner-occupied CRE	54	1,667	180,853	182,574
AG production	-	21	14,596	14,617
AG real estate	118	392	42,244	42,754
CRE investment	426	911	80,536	81,873
Construction & land development	-	934	43,180	44,114
Residential construction	-	-	11,333	11,333
Residential first mortgage	399	1,155	157,129	158,683
Residential junior mortgage	-	141	51,963	52,104
Retail & other	-	-	5,910	5,910
Total loans	$1,164	$5,392	$876,785	$883,341
As a percent of total loans	0.1%	0.6%	99.3%	100.0%

As a further breakdown, past due loans as of December 31, 2014 are summarized by originated and acquired as follows:

	Originated - 2014
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$-	$130	$268,524	$268,654
Owner-occupied CRE	-	673	139,530	140,203
AG production	-	-	5,580	5,580
AG real estate	-	-	20,060	20,060
CRE investment	426	-	52,913	53,339
Construction & land development	-	165	33,700	33,865
Residential construction	-	-	11,333	11,333
Residential first mortgage	221	160	119,485	119,866
Residential junior mortgage	-	-	43,411	43,411
Retail & other	-	-	5,395	5,395
Total loans	$647	$1,128	$699,931	$701,706
As a percent of total loans	0.1%	0.2%	99.7%	100.0%

	Acquired - 2014
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$167	$41	$20,517	$20,725
Owner-occupied CRE	54	994	41,323	42,371
AG production	-	21	9,016	9,037
AG real estate	118	392	22,184	22,694
CRE investment	-	911	27,623	28,534
Construction & land development	-	769	9,480	10,249
Residential construction	-	-	-	-
Residential first mortgage	178	995	37,644	38,817
Residential junior mortgage	-	141	8,552	8,693
Retail & other	-	-	515	515
Total loans	$517	$4,264	$176,854	$181,635
As a percent of total loans	0.3%	2.3%	97.4%	100.0%

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

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

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present loans by loan grade as of December 31:

	2015
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$278,118	$9,267	$2,490	$4,544	$-	$-	$294,419
Owner-occupied CRE	176,371	5,072	253	3,589	-	-	185,285
AG production	13,238	1,765	-	15	-	-	15,018
AG real estate	39,958	2,600	-	714	-	-	43,272
CRE investment	74,778	2,020	-	1,913	-	-	78,711
Construction & land development	31,897	4,598	-	280	-	-	36,775
Residential construction	9,792	651	-	-	-	-	10,443
Residential first mortgage	151,835	860	457	1,506	-	-	154,658
Residential junior mortgage	51,736	68	-	163	-	-	51,967
Retail & other	6,513	-	-	-	-	-	6,513
Total loans	$834,236	$26,901	$3,200	$12,724	$-	$-	$877,061
Percent of total	95.0%	3.1%	0.4%	1.5%	-	-	100%

	2014
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$268,140	$15,940	$2,588	$2,711	$-	$-	$289,379
Owner-occupied CRE	170,544	6,197	2,919	2,914	-	-	182,574
AG production	14,018	244	-	355	-	-	14,617
AG real estate	32,315	9,548	59	832	-	-	42,754
CRE investment	78,229	2,203	-	1,441	-	-	81,873
Construction & land development	35,649	7,417	114	934	-	-	44,114
Residential construction	10,101	1,232	-	-	-	-	11,333
Residential first mortgage	155,916	686	592	1,489	-	-	158,683
Residential junior mortgage	51,843	99	-	162	-	-	52,104
Retail & other	5,904	6	-	-	-	-	5,910
Total loans	$822,659	$43,572	$6,272	$10,838	$-	$-	$883,341
Percent of total	93.2%	4.9%	0.7%	1.2%	-	-	100%

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents impaired loans as of December 31, 2015. For purposes of these impaired loan tables, all PCI loans and all originated nonaccrual loans over $250,000 are included below for December 31, 2015 and 2014. No loans had a related allowance at December 31, 2015, and therefore, the below disclosures were not expanded to include loans with and without a related allowance.

	Total Impaired Loans - 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$142	$142	$-	$144	$10
Owner-occupied CRE	950	1,688	-	1,111	135
AG production	39	53	-	38	4
AG real estate	252	348	-	260	27
CRE investment	1,301	3,109	-	1,432	175
Construction & land development*	280	822	-	301	18
Residential construction	-	-	-	-	-
Residential first mortgage	460	1,150	-	515	79
Residential junior mortgage	142	471	-	147	26
Retail & Other	-	12	-	-	1
Total	$3,566	$7,795	$-	$3,948	$475

As a further breakdown, impaired loans as of December 31, 2015 are summarized by originated and acquired as follows:

Originated - 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$-	$-	$-	$-	$-
Owner-occupied CRE	-	-	-	-	-
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	387	387	-	387	29
Construction & land development*	-	-	-	-	-
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$387	$387	$-	$387	$29

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Acquired – 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$142	$142	$-	$144	$10
Owner-occupied CRE	950	1,688	-	1,111	135
AG production	39	53	-	38	4
AG real estate	252	348	-	260	27
CRE investment	914	2,722	-	1,045	146
Construction & land development	280	822	-	301	18
Residential construction	-	-	-	-	-
Residential first mortgage	460	1,150	-	515	79
Residential junior mortgage	142	471	-	147	26
Retail & other	-	12	-	-	1
Total	$3,179	$7,408	$-	$3,561	$446

The following table presents impaired loans as of December 31, 2014:

	Total Impaired Loans - 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$35	$35	$30	$36	$2
Owner-occupied CRE	1,724	2,838	-	2,029	226
AG production	60	126	-	45	10
AG real estate	392	460	-	398	22
CRE investment	1,219	3,807	-	1,344	217
Construction & land development*	4,098	4,641	358	4,236	90
Residential construction	-	-	-	-	-
Residential first mortgage	985	2,723	-	1,107	155
Residential junior mortgage	153	502	-	156	20
Retail & Other	-	22	-	-	2
Total	$8,666	$15,154	$388	$9,351	$744

*One commercial & industrial loan with a balance of $30,000 had a specific reserve of $30,000. One construction & land development loan with a balance of $3.8 million had a specific reserve of $358,000. No other loans had a related allowance at December 31, 2014, and therefore, the above disclosure was not expanded to include loans with and without a related allowance.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

As a further breakdown, impaired loans as of December 31, 2014 are summarized by originated and acquired as follows:

	Originated - 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance*	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$30	$30	$30	$30	$-
Owner-occupied CRE	673	673	-	859	47
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development*	3,777	3,777	358	3,854	39
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$4,480	$4,480	$388	$4,743	$86

	Acquired – 2014
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$5	$5	$-	$6	$2
Owner-occupied CRE	1,051	2,165	-	1,170	179
AG production	60	126	-	45	10
AG real estate	392	460	-	398	22
CRE investment	1,219	3,807	-	1,344	217
Construction & land development	321	864	-	382	51
Residential construction	-	-	-	-	-
Residential first mortgage	985	2,723	-	1,107	155
Residential junior mortgage	153	502	-	156	20
Retail & other	-	22	-	-	2
Total	$4,186	$10,674	$-	$4,608	$658

*One commercial & industrial loan with a balance of $30,000 had a specific reserve of $30,000. One construction & land development loan with a balance of $3.8 million had a specific reserve of $358,000. No other loans had a related allowance at December 31, 2014, and therefore, the above disclosure was not expanded to include loans with and without a related allowance.

Interest income of $0.4 million, $0.7 million and $1.1 million would have been earned on the year-end nonaccrual loans had they been performing in accordance with their original terms during the years ended December 31, 2015, 2014 and 2013, respectively. Interest of approximately $0.4 million, $0.7 million, and $0.7 million was earned on year-end nonaccrual loans and included in income for each of the years ended December 31, 2015, 2014 and 2013, respectively.

PCI loans acquired in the 2013 acquisitions were initially recorded at a fair value of $16.7 million on their respective acquisition dates, net of an initial $12.2 million nonaccretable mark and a zero accretable mark. At December 31, 2015, the initially acquired PCI loans represent $2.3 million of the $3.6 million impaired loans shown above; this $2.3 million of PCI loans are net of a remaining $4.2 million nonaccretable difference and a zero accretable mark.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Troubled Debt Restructurings

At December 31, 2015, there were nine loans classified as troubled debt restructurings and six loans at December 31, 2014. These nine loans had a pre-modification balance of $1.6 million and at December 31, 2015, had a balance of $0.6 million. There were no loans which were classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during 2015. As of December 31, 2015 there were no commitments to lend additional funds to debtors whose terms have been modified in trouble debt restructurings. Loans which were considered troubled debt restructurings by Mid-Wisconsin prior to the acquisition are not required to be classified as troubled debt restructurings in the Company’s consolidated financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition. In 2014 there was a construction and development loan for $3.8 million which was in compliance with its modified terms, was not past due, and was included in impaired loans with a specific reserve allocation of $0.4 million. During the third quarter of 2015, this loan was paid off.

NOTE 5.	PREMISES AND EQUIPMENT

Premises and equipment, less accumulated depreciation, is summarized as follows as of December 31:

(in thousands)	2015	2014
Land	$3,098	$3,150
Land improvements	1,693	1,477
Building and improvements	27,515	28,152
Leasehold improvements	4,331	4,319
Furniture and equipment	10,443	10,225
	47,080	47,323
Less accumulated depreciation	17,467	15,399
Premises and equipment, net	$29,613	$31,924

Depreciation expense amounted to $2.4 million in 2015, $2.3 million in 2014, and $2.0 million in 2013. The Company and certain of its subsidiaries are obligated under non-cancelable operating leases for facilities, certain of which provide for increased rentals based upon increases in cost of living adjustments and other indices.

At December 31, 2015, the approximate minimum annual rentals under these non-cancelable agreements with remaining terms in excess of one year are as follows:

Years Ending December 31,	(in thousands)
2016	$653
2017	549
2018	539
2019	481
2020	551
Thereafter	1,661
Total	$4,434

Total rent expense under leases totaled $0.8 million in 2015, $0.9 million in 2014, and $0.8 million in 2013.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 6.	OTHER REAL ESTATE OWNED

A summary of OREO, which is included in other assets in the consolidated balance sheets, for the periods indicated is as follows:

	Years Ended December 31,
(in thousands)	2015	2014
Balance at beginning of period	$1,966	$1,987
Transfer of loans at net realizable value to OREO	986	2,426
Transfer of bank premises at net realizable value to OREO	-	701
Sale proceeds	(3,632)	(3,990)
Net gain from sale of OREO	1,471	842
Write-down of OREO	(424)	-
Balance at end of period	$367	$1,966

NOTE 7.	dEPOSITS

Brokered deposits were $26.1 million and $30.6 million at December 31, 2015 and 2014, respectively. The weighted average rate of brokered deposits was 1.27% and 1.33% at December 31, 2015 and 2014, respectively.

At December 31, 2015, the scheduled maturities of time deposits were as follows:

Years Ending December 31,	(in thousands)
2016	$93,345
2017	43,465
2018	35,141
2019	22,598
2020	11,904
Thereafter	-
$206,453

The aggregate amount of time deposits, each with a minimum denomination of $250,000, was $18.0 million and $23.0 million at December 31, 2015 and 2014, respectively.

NOTE 8.	NOTES PAYABLE

The Company had the following notes payable as of December 31:

(in thousands)	2015	2014
Joint Venture note	$9,412	$9,675
FHLB advances	6,000	11,500
Notes Payable	$15,412	$21,175

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

The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturities ranging from August 2016 to February 2018. The weighted average rate of the FHLB advances was 0.83% and 0.71% at December 31, 2015 and 2014, respectively. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which had a pledged balance of $154.3 million and $164.2 million at December 31, 2015 and 2014, respectively.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 8.	NOTES PAYABLE (CONTINUED)

The following table shows the maturity schedule of the notes payable as of December 31, 2015.

Maturing in:	(in thousands)
2016	$14,412
2017	-
2018	1,000
2019	-
2020	-
$15,412

The Company has a $10 million line of credit with a third party bank, bearing a variable rate of interest based on one-month LIBOR plus a margin, but subject to a floor rate, with quarterly payments of interest only. At December 31, 2015, the available line was $10 million, the rate was one-month LIBOR plus 2.25% with a 3.25% floor. The outstanding balance was zero at December 31, 2015 and 2014, and the line was not used during 2015 or 2014.

NOTE 9.	JUNIOR SUBORDINATED DEBENTURES

At December 31, 2015 and 2014, the Company’s carrying value of junior subordinated debentures was $12.5 million and $12.3 million, respectively. At December 31, 2015 and 2014, $12.0 million and $11.8 million, respectively, of trust preferred securities qualify as Tier 1 capital.

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

In April 2013, as part of the Mid-Wisconsin acquisition, the Company assumed $10.3 million of junior subordinated debentures issued in December 2005 by Mid-Wisconsin, related to $10.0 million of trust preferred securities issued by a statutory trust, whose common securities were wholly owned by Mid-Wisconsin. These trust preferred securities and debentures mature on December 15, 2035 and have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 1.94% and 1.67% as of December 31, 2015 and 2014, respectively. The debentures may be called at par plus any accrued but unpaid interest, in part or in full, on or after December 15, 2010 or within 120 days of certain events. At acquisition the debentures were recorded at an initial fair market value of $5.8 million, with the initial $4.5 million discount being accreted to interest expense over the remaining life of the debentures. The discount accreted during 2015 and 2014 was approximately $0.2 each year, and during 2013 was approximately $0.1 million, bringing the carrying value of the debentures to $6.3 million, $6.1 million and $5.9 million at December 31, 2015, 2014 and 2013, respectively. Interest on the debentures is current.

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

The Company elected to early adopt ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The $180,000 debt issuance costs associated with the $12 million Notes are being amortized on a straight line basis over the first five years, representing the no-call periods, as additional interest expense. As of December 31, 2015, $151,000 of unamortized debt issuance costs remain and are reflected as a deduction to the carrying value of the outstanding debt.

NOTE 11.	EMPLOYEE AND DIRECTOR BENEFIT PLANS

The Company sponsors a deferred compensation plan for certain key management employees and for directors. Under the management plan, employees designated by the Board of Directors may defer compensation and receive the deferred amounts plus earnings thereon upon termination of employment or at their election. The liability for the cumulative employee contributions and earnings thereon at December 31, 2015 and 2014 totaled approximately $359,000 and $445,000, respectively, and is included in other liabilities in the consolidated balance sheets. Under the director plan participating directors may defer up to 100% of their Board compensation towards the purchase of Company common stock at market prices on a quarterly basis that is held in a Rabbi Trust. During 2015 and 2014, the plan purchased 4,820 and 3,505 shares of Company common stock valued at approximately $143,000 and $72,000, respectively. In 2015, common stock valued at approximately $49,000 (and representing 2,670 shares) was distributed. There were no distributions in 2014. The common stock outstanding and the related director deferred compensation liability are offsetting components of the Company’s equity in the amount of $502,000 at year end 2015 and $408,000 at year end 2014 representing 24,561 shares and 22,411 shares, respectively.

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 100% of salary compensation on either a pre-tax or after-tax basis, subject to certain IRS limits. Under the plan, the Company matches 100% of participating employee contributions up to 6% of the participant’s gross compensation. The Company contribution vests over five years. The Company can make additional annual discretionary profit sharing contributions, as determined by the Board of Directors. During 2015, 2014 and 2013, the Company’s 401(k) expense was approximately $0.9 million, $0.8 million and $0.7 million, respectively. As provided under the plan, annually participants can elect to buy or sell Company common stock within their 401(k) portfolio, under specific parameters. During 2015 and 2014 participants purchased in the aggregate a net 963 and 7,955 shares of Company common stock valued at approximately $31,000 and $182,000, respectively.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12.	STOCK-BASED COMPENSATION

At December 31, 2015, the Company had two stock-based plans. These plans are administered by a committee of the Board of Directors and provide for the granting of various equity awards in accordance with the plan documents to certain officers, employees and directors of the Company.

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

As of December 31, 2015, approximately 305,000 shares were available for grant under these two plans (collectively the “Stock Incentive Plans”).

Activity of the Stock Incentive Plans is summarized in the following tables:

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
Balance – December 31, 2012	825,532	$17.70	548,623	$18.16
Granted	-	-
Exercise of stock options	(23,625)	12.96
Forfeited	(8,750)	15.78
Balance – December 31, 2013	793,157	$17.86	600,846	$18.25
Granted	221,000	23.80
Exercise of stock options*	(39,548)	16.01
Forfeited	(6,750)	16.80
Balance – December 31, 2014	967,859	$19.30	630,121	$18.24
Granted	162,000	26.66
Exercise of stock options*	(381,505)	18.00
Forfeited	(2,350)	19.61
Balance – December 31, 2015	746,004	$21.56	325,979	$19.09

*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements.

Options outstanding at December 31, 2015 are exercisable at option prices ranging from $16.00 to $30.80. There are 323,504 options outstanding in the range from $16.00 - $22.00 and 422,500 options outstanding in the range from $22.01 - $30.80. At December 31, 2015, the exercisable options have a weighted average remaining contractual life of approximately five years and a weighted average exercise price of $19.09.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 12.	STOCK-BASED COMPENSATION (CONTINUED)

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The total intrinsic value of options exercised in 2015, 2014 and 2013 was approximately $5.2 million, $0.2 million, and $0.1 million, respectively. The total intrinsic value of exercisable shares at December 31, 2015 was approximately $4.1 million.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Balance – December 31, 2012	$16.50	54,475
Granted	16.51	26,506
Vested*	16.50	(18,258)
Forfeited	16.50	(360)
Balance – December 31, 2013	$16.50	62,363
Granted	23.80	33,136
Vested*	19.26	(29,268)
Forfeited	-	-
Balance – December 31, 2014	$18.62	66,231
Granted	-	-
Vested*	19.26	(29,261)
Forfeited	16.50	(280)
Balance – December 31, 2015	$18.70	36,690

*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding at the minimum statutory withholding rate, and 7,715 shares, 5,821 shares and 5,606 shares were surrendered accordingly during 2015, 2014 and 2013, respectively.

The Company recognized $1.2 million, $1.0 million and $0.7 million of stock-based employee compensation expense during the years ended December 31, 2015, 2014 and 2013, respectively, associated with its stock equity awards. As of December 31, 2015, there was approximately $3.2 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately three years.

NOTE 13.	STOCKHOLDERS’ EQUITY

On March 18, 2005, the shareholders of the Company approved a reorganization plan for the purpose of taking the Company private by reducing its number of shareholders of record below 300. The reorganization plan permitted the Company to discontinue reporting to the Securities and Exchange Commission (“SEC”) based on the reduced number of shareholders. The reorganization was accomplished through a cash-out merger whereby shareholders owning 1,500 or fewer shares of common stock were paid cash for each share owned.

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

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13.	STOCKHOLDERS’ EQUITY (CONTINUED)

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

On September 1, 2011, under the SBLF, the Company received $24.4 million from the UST for the issuance of 24,400 shares of Non-cumulative Perpetual Preferred Stock, Series C, with $1,000 per share liquidation value. The $41,000 of incurred issuance costs was charged against additional paid-in capital. The Company paid an annual dividend rate of 5% from funding through September 30, 2013, paid 1% for the quarter ended December 31, 2014 (i.e. the ninth full quarter after funding), and qualifies for the fixed annual dividend rate of 1% for the remainder of the first four and one-half years. Under the terms of the Agreement, the Company is required to provide various information, certifications, and reporting to the UST. On September 28, 2015, the Company redeemed 12,200 shares of the Non-cumulative Perpetual Preferred Stock, Series C at par. At December 31, 2015, the Company believes it was in compliance with the requirements set by the UST in the Agreement. The preferred stock qualifies as Tier 1 capital for regulatory purposes.

On April 26, 2013, through a private placement, the Company raised $2.9 million in capital, issuing 174,016 shares of its common stock.

On April 26, 2013, in connection with its acquisition of Mid-Wisconsin, the Company issued 589,159 shares of its common stock at a value of $9.7 million. The $0.4 million of incurred issuance costs was charged against additional paid in capital. As a result of this merger, Nicolet became an SEC-reporting company again and traded its common stock on the Over-the-Counter markets under the trading symbol of “NCBS.” On February 24, 2016, Nicolet’s common stock began trading on the Nasdaq Capital Market, also under the trading symbol of  “NCBS.”

During 2014, a common stock repurchase program was authorized to use up to $12 million to repurchase up to 625,000 shares of Nicolet common stock as an alternative use of capital. On July 21, 2015, a modification to the current stock repurchase program was approved, adding $6 million more to repurchase up to 175,000 more shares of its common stock, bringing the total authorization to up to $18 million to repurchase up to 800,000 shares of outstanding common stock. Through December 31, 2015, $9.8 million was used to repurchase and cancel 403,695 shares at a weighted average price of $24.27 per share including commissions.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14.	INCOME TAXES

The current and deferred amounts of income tax expense were as follows:

(in thousands)	2015	2014	2013
Current	$5,486	$4,675	$6,884
Deferred	603	(68)	(3,047)
Income tax expense	$6,089	$4,607	$3,837

The differences between the income tax expense recognized and the amount computed by applying the statutory federal income tax rate to the income before income taxes, less noncontrolling interest, for the years ended December 31, 2015, 2014 and 2013 are included in the following table.

(in thousands)	2015	2014	2013
Tax on pretax income , less noncontrolling interest, at statutory rates	$5,956	$4,949	$6,792
State income taxes, net of federal effect	980	594	558
Tax-exempt interest income	(430)	(317)	(331)
Non-deductible interest disallowance	15	18	22
Increase in cash surrender value life insurance	(338)	(289)	(280)
Non-deductible business entertainment	94	81	105
Non-deductible merger expenses	106	-	122
Stock-based employee compensation	20	62	72
Acquisition – bargain purchase gain	-	-	(3,242)
Other, net	(314)	(491)	19
Income tax expense	$6,089	$4,607	$3,837

The net deferred tax asset includes the following amounts of deferred tax assets and liabilities at December 31:

(in thousands)	2015	2014
Deferred tax assets:
ALLL	$6,360	$7,644
Net operating loss carryforwards	2,603	2,728
Credit carryforwards	13	12
Other real estate	112	840
Compensation	804	864
Other	190	226
Total deferred tax asset	10,082	12,314
Deferred tax liabilities:
Premises and equipment	(830)	(1,172)
Prepaid expenses	(327)	(310)
Investment securities	(148)	(144)
Core deposit and other intangibles	(378)	(672)
Estimated section 382 limitation	(980)	(1,819)
Purchase accounting adjustments to liabilities	(1,561)	(1,692)
Other	-	(44)
Unrealized gain on securities AFS	(626)	(659)
Total deferred tax liability	(4,850)	(6,512)
Net deferred tax asset	$5,232	$5,802

A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2015 and 2014, no valuation allowance was determined to be necessary.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 14.	INCOME TAXES (CONTINUED)

The Company has a federal and state net operating loss carryforward of $5.4 million and $11.3 million, respectively. Of these amounts, the entire $5.4 million of federal net operating loss carryover and the entire $11.3 million of the state net operating loss carryover was the result of the Company’s merger with Mid-Wisconsin. Both the federal and state net operating loss carryovers resulting from the merger have been included in the IRC section 382 limitation calculation and are being limited to the overall amount expected to be realized. The Company’s federal income tax returns are open and subject to examination from the 2012 tax return year and forward. The years open to examination by state and local government authorities varies by jurisdiction.

NOTE 15.	COMMITMENTS AND CONTINGENCIES

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

A summary of the contract or notional amount of the Company’s exposure to off-balance-sheet risk as of December 31 is as follows:

(in thousands)	2015	2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$302,591	$269,648
Financial letters of credit	2,610	2,996
Standby letters of credit	4,314	3,629

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

Financial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Financial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Both of these guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. For standby letters of credit, in the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount. If the commitment is funded, the Company would be entitled to seek recovery from the customer. At December 31, 2015 and 2014, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has federal funds accommodations with other financial institutions where funds may be borrowed on a short-term basis at the market rate in effect at the time of the borrowing. The total federal funds accommodations as of December 31, 2015 and 2014 were $75 million. At December 31, 2015 and 2014, the Company had no outstanding balance on these lines.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

NOTE 16.	RELATED PARTY TRANSACTIONS

The Company conducts transactions, in the normal course of business, with its directors and officers, including companies in which they have a beneficial interest. It is the Company’s policy to comply with federal regulations that require that these transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable transactions to other persons. Related party loans totaled approximately $25.4 million and $21.6 million at December 31, 2015 and 2014, respectively.

During 2004, the Company entered into a joint venture (50% ownership by the Company) with the Firm in connection with the building of the Company’s new headquarters facility. The Firm is considered a related party, as one of its principals is a Board member and shareholder of the Company. During 2015, 2014 and 2013, the Bank incurred approximately $1.2 million, $1.2 million and $1.1 million, respectively, in rent expense to the joint venture. In August 2011, the Company opened a new branch location in a facility which is leased from an entity owned by the Firm on terms considered by management to be arms-length and incurred less than $120,000 annually of rent expense on this facility during 2015, 2014, and 2013. Finally, in October 2013, the Company entered into a lease for a new branch location in a facility owned by a different member of the Company’s Board on terms considered by management to be arms-length and incurred less than $120,000 annually of rent expense on this facility during 2015, 2014, and 2013.

NOTE 17.	GAIN ON SALE OR WRITEDOWN OF ASSETS

Components of the gain on sale or writedown of assets are as follows for the years ended December 31:

(in thousands)	2015	2014	2013
Gain on sale of securities, net	$625	$341	$509
Gain on sale of OREO, net	1,471	842	1,266
Writedown of OREO	(424)	-	(93)
Gain (loss) on sale or writedown of other assets, net	54	(644)	(13)
Gain on sale or writedown of assets, net	$1,726	$539	$1,669

NOTE 18.	REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS

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

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18.	REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total, Tier 1 and common equity Tier 1 (“CET1”) capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015 and 2014, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2015 and 2014, the most recent notifications from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual regulatory capital amounts and ratios as of December 31, 2015 and 2014 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(dollars in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of December 31, 2015:
Company
Total risk-based capital	$140,691	14.8%	$75,972	8.0%
Tier 1 risk-based capital	118,535	12.5	56,979	6.0
Common equity Tier 1 capital	94,346	9.9	42,697	4.5
Leverage	118,535	10.0	47,627	4.0

Bank
Total risk-based capital	$122,206	13.1%	$74,903	8.0%	$93,629	10.0%
Tier 1 risk-based capital	111,899	12.0	56,178	6.0	74,903	8.0
Common equity Tier 1 capital	111,899	12.0	42,133	4.5	60,859	6.5
Leverage	111,899	9.5	47,036	4.0	58,794	5.0

As of December 31, 2014:
Company
Total risk-based capital	$126,336	14.0%	$72,045	8.0%
Tier 1 risk-based capital	117,048	13.0	36,023	4.0
Leverage	117,048	9.7	48,473	4.0

Bank
Total risk-based capital	$115,891	13.0%	$71,134	8.0%	$88,917	10.0%
Tier 1 risk-based capital	106,603	12.0	35,567	4.0	53,350	6.0
Leverage	106,603	8.9	47,977	4.0	59,972	5.0

(1)	The Total risk-based capital ratio is defined as Tier 1 capital plus tier 2 capital divided by total risk-weighted assets. The Tier 1 risk-based capital ratio is defined as Tier 1 capital divided by total risk-weighted assets. CET1 risk-based capital ratio is defined as Tier 1 capital, with deductions for goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities, and limitations on the inclusion of deferred tax assets, mortgage servicing assets and investments in other financial institutions, in each case as provided further in the rules, divided by total risk-weighted assets. The Leverage ratio is defined as Tier 1 capital divided by the most recent quarter’s average total assets.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 18.	REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS (CONTINUED)

A source of income and funds for the Company are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal regulatory agencies. At December 31, 2015, the Bank could pay dividends of approximately $9.0 million without seeking regulatory approval.

NOTE 19.	FAIR VALUE OF FINANCIAL INFORMATION

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
U.S. government sponsored enterprises	$294	$-	$294	$-
State, county and municipals	105,021	-	104,495	526
Mortgage-backed securities	61,464	-	61,464	-
Corporate debt securities	1,140	-	-	1,140
Equity securities	4,677	4,677	-	-
Securities AFS, December 31, 2015	$172,596	$4,677	$166,253	$1,666

U.S. government sponsored enterprises	$1,039	$-	$1,039	$-
State, county and municipals	102,776	-	102,200	576
Mortgage-backed securities	61,677	-	61,677	-
Corporate debt securities	220	-	-	220
Equity securities	2,763	2,763	-	-
Securities AFS, December 31, 2014	$168,475	$2,763	$164,916	$796

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 19.	FAIR VALUE OF FINANCIAL INFORMATION (CONTINUED)

The following table presents the changes in Level 3 assets measured at fair value on a recurring basis during the years ended December 31:

	Securities AFS
Level 3 Fair Value Measurements ($ in thousands):	2015	2014
(in thousands)
Balance at beginning of year	$796	$1,097
Purchases	920	-
Sales/settlements	(50)	(301)
Balance at end of year	$1,666	$796

The following is a description of the valuation methodologies used by the Company for the items noted in the tables above. Where quoted market prices on securities exchanges are available, the investment is classified as Level 1. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include mortgage-related securities and obligations of state, county and municipals. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include auction rate securities available for sale (for which there has been no liquid market since 2008) and corporate debt securities. At December 31, 2015 and 2014, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on receipt of par from refinances for the auction rate securities and the internal analysis on the corporate debt securities.

The following table presents the Company’s collateral-dependent impaired loans and OREO measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
December 31, 2015:
Impaired loans	$3,566	$-	$-	$3,566
OREO	367	-	-	367

December 31, 2014:
Impaired loans	$8,278	$-	$-	$8,278
OREO	1,966	-	-	1,966

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

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 19.	FAIR VALUE OF FINANCIAL INFORMATION (CONTINUED)

The Company is required under accounting guidance to report the fair value of all financial instruments in the consolidated balance sheets, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2015 and 2014 are shown below.

December 31, 2015
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$83,619	$83,619	$83,619	$-	$-
Certificates of deposit in other banks	3,416	3,416	-	3,416	-
Securities AFS	172,596	172,596	4,677	166,253	1,666
Other investments	8,135	8,135	-	5,995	2,140
Loans held for sale	4,680	4,755	-	4,755	-
Loans, net	866,754	865,027	-	-	865,027
BOLI	28,475	28,475	28,475	-	-

Financial liabilities:
Deposits	$1,056,417	$1,057,614	$-	$-	$1,057,614
Notes payable	15,412	18,354	-	18,354	-
Junior subordinated debentures	12,527	11,900	-	-	11,900
Subordinated notes	11,849	11,414	-	-	11,414

December 31, 2014
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$68,708	$68,708	$68,708	$-	$-
Certificates of deposit in other banks	10,385	10,421	-	10,421	-
Securities AFS	168,475	168,475	2,763	164,916	796
Other investments	8,065	8,065	-	5,924	2,141
Loans held for sale	7,272	7,272	-	7,272	-
Loans, net	874,053	874,520	-	-	874,520
BOLI	27,479	27,479	27,479	-	-

Financial liabilities:
Deposits	$1,059,903	$1,062,262	$-	$-	$1,062,262
Notes payable	21,175	24,212	-	24,212	-
Junior subordinated debentures	12,328	11,711	-	-	11,711

Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, other investments, BOLI, and nonmaturing deposits. For those financial instruments not previously disclosed the following is a description of the evaluation methodologies used.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 19.	FAIR VALUE OF FINANCIAL INFORMATION (CONTINUED)

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

Subordinated notes: The fair values of subordinated notes are estimated based on an evaluation of current interest rates being offered by instruments with similar terms and credit quality. Since the market for these instruments is limited, the internal evaluation represents a Level 3 measurement.

Off-balance-sheet instruments: The estimated fair value of letters of credit at December 31, 2015 and 2014 was insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2015 and 2014.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 19.	FAIR VALUE OF FINANCIAL INFORMATION (CONTINUED)

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

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 20.	PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed parent company only financial statements of Nicolet Bankshares, Inc. follow:

Balance Sheets	December 31,
(in thousands)	2015	2014
Assets
Cash and due from subsidiary	$13,632	$8,380
Investments	6,754	4,841
Investments in subsidiaries	115,504	111,680
Other assets	342	505
Total assets	$136,232	$125,406

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$12,527	$12,328
Subordinated debt	11,849	-
Other liabilities	2,355	2,070
Stockholders’ equity	109,501	111,008
Total liabilities and stockholders’ equity	$136,232	$125,406

Statements of Income	Years ended December 31,
(in thousands)	2015	2014	2013
Interest income	$90	$68	$79
Interest expense	1,375	875	730
Net interest expense	(1,285)	(807)	(651)
Dividend income from subsidiaries	11,000	9,060	59
Operating expense	(258)	(164)	(743)
Gain on investments, net	228	341	804
Bargain purchase gain	-	-	9,535
Income tax benefit	375	135	161
Earnings before equity in undistributed earnings of subsidiaries	10,060	8,565	9,165
Equity in undistributed earnings of subsidiaries, net of dividends received	1,368	1,384	6,976
Net income	$11,428	$9,949	$16,141

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 20.	PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

Statements of Cash Flows	Years ended December 31,
(in thousands)	2015	2014	2013
Cash Flows From Operating Activities:
Net Income attributable to Nicolet Bankshares, Inc.	$11,428	$9,949	$16,141
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Accretion of discounts	228	199	132
Gain on investments sold, net	(228)	(341)	(804)
Bargain purchase gain	-	-	(9,535)
Change in other assets and liabilities, net	(160)	506	(908)
Equity in undistributed earnings of subsidiaries, net of dividends received	(1,368)	(1,444)	(6,917)
Net cash provided (used) by operating activities	9,900	8,869	(1,891)
Cash Flows from Investing Activities:
Proceeds from sale of investments	378	531	1,522
Purchases of investments	(1,774)	(791)	-
Capital infusion to subsidiary	-	(1,200)	(1,650)
Net cash from business combinations	-	-	1,519
Net cash provided (used) by investing activities	(1,396)	(1,460)	1,391
Cash Flows From Financing Activities:
Purchase and cancellation of treasury stock	(4,381)	(5,770)	(92)
Proceeds from issuance of common stock, net	174	254	3,138
Proceeds from exercise of common stock options	1,547	633	306
Stock issuance costs, capitalized	-	-	(401)
Proceeds from issuance of subordinated debt, net	11,820	-	-
Redemption of preferred stock (SBLF)	(12,200)	-	-
Noncontrolling interest in joint venture	-	60	(59)
Cash dividends paid on preferred stock	(212)	(244)	(1,220)
Net cash provided (used) by financing activities	(3,252)	(5,067)	1,672
Net increase in cash	5,252	2,342	1,172
Beginning cash	8,380	6,038	4,866
Ending cash	$13,632	$8,380	$6,038

NOTE 21.	SALE OF BRANCHES

On August 7, 2015, the Company completed the sale of its Neillsville and Fairchild, WI branches, which reduced deposits by $34 million, loans by $13 million, fixed assets by $1 million and cash by $20 million, and resulted in $0.1 million recorded in miscellaneous income.

NOTE 22.	PENDING MERGER TRANSACTION

On September 8, 2015 Nicolet announced the signing of a definitive merger agreement (“Merger Agreement”) with Baylake Corp. (“Baylake”) (NASDAQ:BYLK) under which Baylake will merge with and into Nicolet to create the largest publicly traded Wisconsin community bank headquartered north of Milwaukee. Based upon the financial results as of December 31, 2015, the combined company would have total assets of approximately $2.3 billion, deposits of $1.9 billion and loans of $1.6 billion. The merger transaction is expected to close in the second quarter of 2016 and is subject to customary closing conditions, including approval by shareholders of each company and regulatory approvals.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nicolet Bankshares, Inc.

Green Bay, Wisconsin

We have audited the accompanying consolidated balance sheets of Nicolet Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the Report of Management. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nicolet Bankshares, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Atlanta, Georgia

March 7, 2016

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our Chief Executive Officer and President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of such evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to Nicolet that is required to be included in Nicolet’s periodic filings with the SEC. During the fourth quarter of 2015 there were no significant changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015, was effective.

Porter Keadle Moore, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of December 31, 2015 Nicolet’s Directors were:

Robert B. Atwell, 58 years old and director since 2000.

Position(s) and business experience are: Chairman and chief executive officer of Nicolet National Bank since 2000 and chairman, president and chief executive officer of Nicolet since its formation in 2002.

Michael E. Daniels, 51 years old and director since 2000.

Position(s) and business experience are: President and chief operating officer of Nicolet National Bank since 2007, executive vice president and chief lending officer of Nicolet National Bank from 2000-2007 and secretary of Nicolet since 2002.

John N. Dykema, 52 years old and director since 2006.

Position(s) and business experience are: Owner, president and chief executive officer of Campbell Wrapper Corporation and Circle Packaging Machinery, Inc., manufacturers of custom packaging machinery.

Gary L. Fairchild, 64 years old and director since 2008.

Position(s) and business experience are: President, owner and chief executive officer of Fairchild Equipment, Inc., serving Wisconsin, Minnesota, and the Upper Peninsula of Michigan, a franchise dealer of forklift trucks, construction equipment, and various handling equipment.

Michael F. Felhofer, 58 years old and director since 2000.

Position(s) and business experience are: Owner and president of Candleworks of Door County, Inc., a candle manufacturer and retailer.

Christopher J. Ghidorzi, 38 years old and director since 2013.

Position(s) and business experience are: Vice President of Property Development, C.A. Ghidorzi, Inc. and Affiliates since 2007; Director of Equity Trading, Robert W. Baird & Co. from 2001-2007.

Kim A. Gowey, 62 years old and director since 2013.

Position(s) and business experience are: President and Director, Kim A. Gowey, DDS Ltd.

Andrew F. Hetzel, Jr., 59 years old and director since 2001.

Position(s) and business experience are: President and chief executive officer of NPS Corp. and Blue Ridge Tissue Corp. These companies market and manufacture spill control products, towel and tissue products for the washroom and protective packaging materials.

Donald J. Long, Jr., 58 years old and director since 2000.

Position(s) and business experience are: Former owner and chief executive officer of Century Drill & Tool Co., Inc., an expediter of power tool accessories.

Susan L. Merkatoris, 52 years old and director since 2003.

Position(s) and business experience are: Certified Public Accountant; Owner and managing member of Larboard Enterprises, LLC, a packaging and shipping franchise doing business as The UPS Stores; Co-owner and vice president of Midwest Stihl Inc., a distributor of Stihl Power Products.

Therese B. Pandl, 62 years old and director since 2010.

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

Randy J. Rose, 61 years old and director since 2011.

Position(s) and business experience are: Retired president and chief executive officer of Schwabe North America. Retired member of the Executive Strategic Committee for Dr. Willmar Schwabe GmbH and Co. KG, parent of Schwabe North America.

Robert J. Weyers, 51 years old and director since 2000.

Position(s) and business experience are: Co-owner of Weyers Group, a private equity investment firm; Commercial Horizons, Inc., a commercial property development company; and PBJ Holdings, LLC, a real estate holding company.

Executive Officers

The Company’s executive officers as of December 31, 2015 were Robert B. Atwell, Michael E. Daniels and Ann K. Lawson. Biographical information for Messrs. Atwell and Daniels is noted above.

Ann K. Lawson, age 55, serves as Chief Financial Officer of Nicolet National Bank and of Nicolet since February 2, 2009. Ms. Lawson previously served as the director of corporate accounting and reporting with a large regional bank holding company headquartered in Green Bay, Wisconsin, from September 1998 to January 2009. Prior work experience includes five years as principal accounting officer at a regional community bank in North Carolina and seven years with KPMG LLP, accounting firm.

As of December 31, 2015 executive officers of Nicolet National Bank, in addition to Messrs. Atwell, Daniels, and Ms. Lawson, include:

Brad Hutjens, age 34, serves as Senior Vice President – Chief Credit Officer of Nicolet National Bank and has been with the Bank since September 2, 2003.

Eric Radzak, age 37, serves as Corporate Development Officer of Nicolet National Bank and has been with the Bank since June 17, 2015. Prior to joining Nicolet National Bank, Mr. Radzak was a broker-dealer registered representative for Raymond James.

Mike Steppe, age 56, serves as Chief Investment Officer of Nicolet National Bank and has been with the Bank since May 31, 2008. Mr. Steppe also runs Nicolet’s wholly-owned subsidiary, Brookfield Investment Partners.

Mike Vogel, age 47, serves as Senior Vice President - Commercial Banker Manager of Nicolet National Bank and has been with the Bank since June 23, 2003.

Eric Witczak, age 45, serves as Executive Vice President, Retail Banking of Nicolet National Bank and has been with the Bank since August 23, 2000.

Audit Committee Information

The Audit Committee is a standing committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act. Audit Committee members for 2015 were Susan L. Merkatoris, John N. Dykema, and Michael F. Felhofer. Each member of the Audit Committee meets the requirements for independence as defined by Nasdaq Stock Market listing standards (which did not otherwise apply to the Company prior to its listing on Nasdaq on February 24, 2016) and Susan L. Merkatoris meets the criteria specified under applicable SEC regulations for an “audit committee financial expert.”

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

Name and Principal Position	Year	Salary	Bonus[1]	Stock Awards[2]	Option Awards[2]	All Other Compensation		Total

Robert B. Atwell	2015	$350,000	$210,000	$-0-	$528,053	$77,851	[3]	$1,165,904
Chairman & Chief Executive Officer	2014	$350,000	$210,000	$199,991	$501,053	$50,985	[3]	$1,312,029

Michael E. Daniels	2015	$295,000	$177,000	$-0-	$528,053	$84,881	[4]	$1,084,934
President and Chief Operating Officer	2014	$295,000	$177,000	$199,991	$501,053	$52,472	[4]	$1,225,516

Ann K. Lawson	2015	$205,000	$61,500	$-0-	$-0-	$30,504	[5]	$297,004
Chief Financial Officer	2014	$190,000	$45,600	$119,000	$-0-	$14,700	[5]	$369,300

1	All bonuses are reported in the year earned.
2	Reflects the fair value of restricted stock and of options on the date of grant, calculated in each case in accordance with applicable accounting guidance and based on assumptions set forth in Note 1 of the Notes to Consolidated Financial Statements, under Part II, Item 8.
3	Includes $15,900 and $15,600 of 401(k) company matching contributions and $32,300 and $17,950 of director fees for 2015 and 2014, respectively. Amounts in other compensation also include life insurance premiums, auto allowances, supplemental insurance coverage, club memberships, wellness programs, and group term life insurance.
4	Includes $15,900 and $15,600 of 401(k) company matching contributions and $37,300 and $19,050 of director fees for 2015 and 2014, respectively. Amounts in other compensation also include life insurance premiums, auto allowances, supplemental insurance coverage, club memberships, wellness programs, and group term life insurance.
5	Includes $15,509 and $14,700 of 401(k) company matching contributions for 2015 and 2014, respectively. Amounts in other compensation also include supplemental insurance coverage, wellness programs, and group term life insurance.

Employment Agreements

Robert B. Atwell. Effective April 7, 2000, Nicolet Bank entered into a rolling three-year employment agreement with Robert B. Atwell regarding Mr. Atwell's employment. Under the terms of the agreement, Mr. Atwell received a fixed annual base salary during the initial three-year term, plus benefits, and annual bonus compensation pursuant to any incentive compensation program as may be adopted from time to time by the Board of Directors. Mr. Atwell’s compensation, including incentive compensation, is subject to annual review by the Board of Directors, and his 2014 and 2015 compensation is summarized in the Summary Compensation Table above.

Mr. Atwell's agreement automatically renews for an additional day each day after April 7, 2000, so that it always has a three-year term, unless either of the parties to the agreement gives notice of his or its intent not to renew the agreement, which will cause the agreement to terminate on the third anniversary of the 30th day following the date of notice. The agreement also provides various other benefits and change in control provisions, and subjects Mr. Atwell to non-compete restrictions. Mr. Atwell's employment agreement was amended and restated on April 17, 2012 to expand the geographic region subject to the non-compete restrictions. Additionally, under Mr. Atwell’s agreement, Nicolet Bank is obligated to pay Mr. Atwell his base salary and health insurance reimbursement, as indicated, for the following terminating events:

Terminating Event	Payment Obligation of Base Salary

Mr. Atwell becomes disabled, as defined	Maximum of six (6) months

Nicolet Bank terminates Mr. Atwell's employment without cause, as defined	Maximum of twelve (12) months

Mr. Atwell terminates his employment for cause, as defined	Maximum of twelve (12) months

Mr. Atwell terminates his employment for cause within six months after a change of control, as defined	One and one-half times base salary and bonus

Michael E. Daniels. Effective April 7, 2000, Nicolet Bank entered into a rolling three-year employment agreement with Michael E. Daniels regarding Mr. Daniels’ employment. Under the terms of the agreement, Mr. Daniels received a fixed annual base salary during the initial three-year term, plus benefits and annual bonus compensation pursuant to any incentive compensation program as may be adopted from time to time by the Board of Directors. Mr. Daniels’ compensation is subject to annual review by the Board of Directors, and his 2014 and 2015 compensation is summarized in the Summary Compensation Table above.

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

Outstanding Equity Awards at 2015 Fiscal Year End Table – December 31, 2015

	No. of securities underlying unexercised options exercisable	No. of securities underlying unexercised options unexercisable		Option exercise price	Option expiration date	No. of shares of restricted stock that have not vested		Market value of shares of restricted stock that have not vested[9]
	(#)	(#)		($)		(#)		($)
Name

Robert B. Atwell	25,800	25,800	[1]	$16.50	4/10/2022
	13,500	54,000	[2]	$23.80	10/28/2024
	0	67,500	[3]	$25.90	01/20/2025

						7,820	[5]	$248,598
						2,801	[6]	89,044
Michael E. Daniels	38,700	25,800	[1]	$16.50	4/10/2022
	13,500	54,000	[2]	$23.80	10/28/2024
	0	67,500	[3]	$25.90	01/20/2025

						7,820	[5]	$248,598
						2,801	[6]	89,044
Ann K. Lawson	10,685	-0-		$16.00	2/2/2019
	10,000	-0-		$16.80	12/15/2019
	1,065	-0-		$16.50	4/10/2022
	935	3,000	[4]	$16.50	4/10/2022
						1,155	[7]	$36,717
						1,666	[8]	52,962

1	Granted 64,500 option shares on April 10, 2012, and vesting in 5 equal increments over a 5-year period on the anniversaries of the initial grant.
2	Granted 67,500 options shares on October 28, 2014 and vesting in 5 equal increments over a 5-year period on the anniversaries of the initial grant.
3	Granted 67,500 option shares on January 20, 2015 and vesting in 5 equal increments over a 5-year period on the anniversaries of the initial grant.
4	Represents the unvested remainder of a grant of 3,935 options made on April 10, 2012, of which 145 vested immediately, 145 vested on April 10, 2013 and 145 vested on April 10, 2014, and the remainder will vest in equal increments of 500 over the seven years subsequent to 2015 on the anniversaries of the initial grant.
5	Represents the unvested remainder of a grant of 19,550 restricted shares made on April 10, 2012, which vest in 5 equal increments over a 5-year period on the anniversaries of the initial grant.
6	Represents the unvested remainder of a grant of 8,403 restricted shares made on October 28, 2015, of which one-third vested immediately and one-third on each of the first and second anniversaries of the initial grant.
7	Represents the unvested remainder of a grant of 1,650 restricted shares made on April 10, 2012, which vest in 10 equal increments over a 10-year period on the anniversaries of the initial grant.
8	Represents the unvested remainder of a grant of 5,000 restricted shares made on October 28, 2015, of which one-third vested immediately and one-third on each of the first and second anniversaries of the initial grant.
9	Utilizes a $31.79 per share market value of the Company’s common stock at December 31, 2015.

Director Compensation

In 2015, directors received $1,200 for each board meeting and $500 for each committee meeting attended. The audit committee chair received a $10,000 retainer in 2015.

The following table shows information concerning the compensation to the non-employee directors of Nicolet and its subsidiaries for their services as directors for the year ended December 31, 2015. See “Executive Compensation-Summary Compensation Table” above for information regarding the compensation paid to Messrs. Atwell and Daniels in their capacities as directors and executive officers of Nicolet.

Fees
Name	for 2015 ($)*
John N. Dykema *	26,100
Gary L. Fairchild *	23,600
Michael F. Felhofer	30,300
Christopher J. Ghidorzi *	25,300
Kim A. Gowey	21,600
Andrew F. Hetzel, Jr. *	19,100
Donald J. Long, Jr.	24,400
Susan L. Merkatoris	30,900
Therese B. Pandl *	16,900
Randy J. Rose *	27,800
Robert J. Weyers *	31,600

*	Directors have the option of converting compensation received into shares of Nicolet common stock through the Deferred Compensation Plan for Non-Employee Directors. For the seven directors noted, 100% of their 2015 cash director fees were remitted to the plan and used by the plan to purchase Nicolet common stock on behalf of the director, except for Mr. Ghidorzi, who elected to defer 50% of his director compensation.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is a standing committee of Nicolet’s board of directors. Compensation Committee members for 2015 were Randy J. Rose, Donald J. Long, Jr., John N. Dykema, and Robert J. Weyers. No officers, former officers, or employees of Nicolet served as members of the Compensation Committee during 2015. As discussed below under Item 13, “Certain Relationships and Related Transactions, and Director Independence,” Mr. Weyers holds a one-third interest in a PBJ Holdings, LLC, which has entered into a joint venture with Nicolet to develop and own the Nicolet headquarters building. During the last fiscal year, none of Nicolet’s executive officers served on the board of directors or the compensation committee of any other entity that has an executive officer serving on Nicolet’s board of directors or on the Compensation Committee of Nicolet’s board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	782,694	$21.56	305,008
Total at December 31, 2015	782,694	$21.56	305,008

(1) Includes 36,690 shares potentially issuable upon the vesting of outstanding restricted share units.

(2) The weighted average exercise price relates only to the exercise of outstanding options included in column (a).

Ownership of Certain Beneficial Owners and Management as of December 31, 2015

			Percentage of Issued and
Directors and Named Executive Officers	Number of Shares		Outstanding Shares[1]
Robert B. Atwell	155,743	[2]	3.6%
Michael E. Daniels	162,135	[3]	3.7
John N. Dykema	82,217	[4]	1.9
Gary L. Fairchild	3,817	[5]	*
Michael F. Felhofer	72,000	[6]	1.6
Christopher J. Ghidorzi	3,238	[7]	*
Kim A. Gowey	30,018	[8]	*
Andrew F. Hetzel, Jr.	58,659	[9]	1.3
Ann K. Lawson	36,593	[10]	*
Donald J. Long, Jr.	101,528	[11]	2.3
Susan L. Merkatoris	105,000		2.4
Therese Pandl	2,240	[12]	*
Randy J. Rose	31,946	[13]	*
Robert J. Weyers	112,544	[14]	2.6
All Current Directors and Executive Officers as a Group (19 persons)	1,105,753	[15]	25.3%

*	Represents less than one percent.
[1]	For purposes of this table, percentages shown treat shares subject to exercisable options held by the indicated director or executive officer as if they were issued and outstanding. All unvested shares of restricted stock are entitled to vote and are therefore included with the issued and outstanding shares reflected in this table.
[2]	Includes exercisable options to purchase 39,300 shares of common stock, 12,565 shares Mr. Atwell owns in his Nicolet 401(k) plan, and 10,621 shares of unvested restricted stock.
[3]	Includes 9,803 shares held in his spouse’s IRA, exercisable options to purchase 52,200 shares of common stock, 6,252 shares Mr. Daniels owns in his Nicolet 401(k) plan, and 10,621 shares of unvested restricted stock.
[4]	Includes 5,063 shares Mr. Dykema purchased through the Deferred Compensation Plan for Non-Employee Directors.
[5]	Includes 3,567 shares Mr. Fairchild purchased through the Deferred Compensation Plan for Non-Employee Directors.
[6]	Includes 606 shares held in his spouse’s IRA.
[7]	Includes 783 shares Mr. Ghidorzi purchased through the Deferred Compensation Plan for Non-Employee Directors.
[8]	Includes 1,468 shares held in his spouse’s IRA.
[9]	Includes 3,509 shares Mr. Hetzel purchased through the Deferred Compensation Plan for Non-Employee Directors.
[10]	Includes exercisable options to purchase 22,685 shares of common stock, 800 shares Ms. Lawson owns in her Nicolet 401(k) plan, and 2,821 shares of unvested restricted stock. Ms. Lawson is a non-director named executive officer.
[11]	Includes 2,009 shares Mr. Long purchased through the Deferred Compensation Plan for Non-Employee Directors.
[12]	Includes 2,140 shares Ms. Pandl purchased through the Deferred Compensation Plan for Non-Employee Directors.
[13]	Includes 1,946 shares Mr. Rose purchased through the Deferred Compensation Plan for Non-Employee Directors.
[14]	Includes 5,544 shares Mr. Weyers purchased through the Deferred Compensation Plan for Non-Employee Directors, and 36,250 shares held in limited partnerships to which Mr. Weyers is general partner.
[15]	Includes outstanding common stock, exercisable options to purchase 175,985 shares of common stock and 36,690 shares of unvested restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under SEC regulations, Nicolet is required to disclose any transaction occurring in the last fiscal year, or any transaction that is currently proposed, in which Nicolet was or is a participant, the amount involved exceeds $120,000, and any related person of Nicolet had or will have a direct or indirect material interest.

Robert J. Weyers is a director of, and holds a one-third ownership interest in, PBJ Holdings, LLC, a real estate development and investment firm. He is also a director of Nicolet and Nicolet National Bank. In 2004, Nicolet entered into a joint venture with PBJ Holdings, LLC in connection with the development of the site of Nicolet’s headquarters facility. Mr. Weyers abstained from discussion or deliberations regarding the transaction in his capacity as a director of Nicolet and Nicolet National Bank. The joint venture involves a 50% investment by Nicolet on standard commercial terms reached through arms-length negotiation. During 2015, the Bank paid approximately $1.2 million in rent expense to the joint venture. For 2015, the joint venture’s net income was approximately $254,500 benefiting Nicolet and PBJ Holdings, LLC by approximately $127,250 each. Management believes that the terms of the joint venture are no less favorable to Nicolet or the Bank than would have been achieved in a transaction with an unaffiliated third party.

Nicolet did not engage in any other transactions that require disclosure under the SEC regulations.

Although Nicolet’s common stock was not listed on the Nasdaq Stock Market or any other exchange prior to its listing on the Nasdaq Capital Market on February 24, 2016, its Board of Directors has determined that each of its directors meet the requirements for independence under Nasdaq Stock Market listing rules except for Robert B. Atwell, Michael E. Daniels, and Robert J. Weyers.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed for the professional audit and other services rendered by the Company’s auditors, Porter Keadle Moore, LLC, during the years ended December 31, 2015 and 2014.

Fees	2015	2014
Audit fees [a]	$244,100	$224,000
Audit-related fees [b]	15,000	17,300
Tax fees [c]	-0-	-0-
All other fees [d]	-0-	-0-
Total fees	$259,100	$241,300

a.	Audit Fees include aggregate fees billed for professional services rendered by Porter Keadle Moore, LLC for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2015 and 2014, review of the annual report on Form 10-K, and the limited reviews of quarterly condensed consolidated financial statements included in periodic reports filed with the SEC during 2015 and 2014, including out of pocket expenses and the work performed in connection with issuing consents in connection with the registration statement filings.
b.	Audit-Related Fees includes fees billed for professional services rendered by Porter Keadle Moore, LLC associated with the audit of the Company’s 401(k) plan during the fiscal year ended December 31, 2014, including out of pocket expenses.
c.	Tax Fees includes all services performed for tax compliance, tax planning, and tax advice.
d.	All Other Fees includes billings for services rendered other than those in the categories defined above.

The Audit Committee of the board of directors approves any audit services and any permissible non-audit services prior to the commencement of the services. In making its pre-approval determination, the audit committee considers whether providing the non-audit services are compatible with maintaining the independent auditor’s independence. If this preapproval is delegated to an independent audit committee member or members, such member or members present a report of actions or decisions at the next scheduled audit committee meeting.

During 2015, the services provided by our independent auditors were approved in advance by the Audit Committee in accordance with the provisions of the committee’s charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX
Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger Agreement by and between Nicolet Bankshares, Inc. and Baylake Corp., dated September 8, 2015. (1)
3.1	Amended and Restated Articles of Incorporation of Nicolet Bankshares, Inc. (2)
3.2	Bylaws of Nicolet Bankshares, Inc. (3)
4.1	Form of Common Stock Certificate of Nicolet Bankshares, Inc. (3)
4.2	Indenture dated July 21, 2004, between Nicolet Bankshares, Inc., as Issuer and U.S. Bank National Association, as Trustee, including the form of Junior Subordinated Debenture as Exhibit A thereto. (3)
4.3	Guarantee Agreement, dated July 21, 2004, between Nicolet Bankshares, Inc., as Guarantor, and U.S. Bank National Association, as Guarantee Trustee. (1)
4.4	Indenture, dated October 14, 2005, between Mid-Wisconsin Financial Services, Inc., as Issuer, and Wilmington Trust Company, as Trustee, including the form of Junior Subordinated Debenture as Exhibit A thereto. (3)
4.5	Guarantee Agreement, dated October 14, 2005, between Mid-Wisconsin Financial Services, Inc., as Issuer, and Wilmington Trust Company, as Trustee, including the form of Junior Subordinated Debenture as Exhibit A thereto. (3)
4.6	First Supplemental Indenture, dated April 26, 2013, among Nicolet Bankshares, Inc., Mid-Wisconsin Financial Services, Inc., and Wilmington Trust Company. (4)
4.7	Form of Subordinated Note. (5)
10.1	[Reserved]
10.2	[Reserved]
10.3	[Reserved]
10.4†	Nicolet Bankshares, Inc. 2002 Stock Incentive Plan, as amended, and forms of award documents. (6)
10.5†	Nicolet Bankshares, Inc. 2011 Long-term Incentive Plan and forms of award documents. (6)
10.6†	Nicolet National Bank 2002 Deferred Compensation Plan, as amended. (3)
10.7†	Nicolet National Bank 2009 Deferred Compensation Plan for Non-Employee Directors. (3)
10.8†	Revised and Restated Employment Agreement dated April 17, 2012 between Nicolet National Bank and Michael E. Daniels. (3)
10.9†	Revised and Restated Employment Agreement dated April 17, 2012 between Nicolet National Bank and Robert B. Atwell. (3)
10.10	Lease, dated May 31, 2000, between Washington Square Green Bay, LLC and Green Bay Financial Corporation D/B/A/ Nicolet National Bank, as amended. (3)
10.11	Small Business Lending Fund Securities Purchase Agreement, dated September 1, 2011, between Nicolet Bankshares, Inc. and the Security of the United States Treasury. (3)
10.12	Employment Agreement dated November 6, 2014 between Nicolet National Bank and Ann K. Lawson. (6)
21.1	Subsidiaries of Nicolet Bankshares, Inc.
23.1	Consent of Porter Keadle Moore, LLC.
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text.

* Indicates information that is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

† Denotes a management compensatory agreement.

(1) Incorporated by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4, filed on November 24, 2016 (Regis. No. 333-208192).

(2) Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 12, 2014 (File No. 333-90052).

(3) Incorporated by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4, filed on February 1, 2013 (Regis. No. 333-186401).

(4) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2013 (File No. 333-90052).

(5) Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2015 (File No. 333-90052).

(6) Incorporated by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 9, 2015 (File No. 333-90052).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICOLET BANKSHARES, INC.

March 7, 2016	By:	/s/ Robert B. Atwell
Robert B. Atwell, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 7, 2016

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

/s/ Andrew F. Hetzel, Jr.
Andrew F. Hetzel, Jr.
Director

/s/ Donald J. Long, Jr.
Donald J. Long, Jr.
Director

