Form 10-Q
period 2016-03-31
NICOLET BANKSHARES INC
filed 2016-04-28
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-37700

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

As of April 28, 2016 there were 4,254,126 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)
Assets
Cash and due from banks	$28,645	$11,947
Interest-earning deposits	69,162	70,755
Federal funds sold	376	917
Cash and cash equivalents	98,183	83,619
Certificates of deposit in other banks	4,163	3,416
Securities available for sale (“AFS”)	174,470	172,596
Other investments	8,174	8,135
Loans held for sale	4,183	4,680
Loans	888,708	877,061
Allowance for loan losses	(10,530)	(10,307)
Loans, net	878,178	866,754
Premises and equipment, net	30,124	29,613
Bank owned life insurance (“BOLI”)	28,725	28,475
Accrued interest receivable and other assets	17,835	17,151
Total assets	$1,244,035	$1,214,439

Liabilities and Stockholders’ Equity
Liabilities:
Demand	$221,807	$226,554
Money market and NOW accounts	505,330	486,677
Savings	145,403	136,733
Time	208,932	206,453
Total deposits	1,081,472	1,056,417
Notes payable	15,344	15,412
Junior subordinated debentures	12,577	12,527
Subordinated notes	11,858	11,849
Accrued interest payable and other liabilities	7,937	8,547
Total liabilities	1,129,188	1,104,752

Stockholders’ Equity:
Preferred equity	12,200	12,200
Common stock	42	42
Additional paid-in capital	46,894	45,220
Retained earnings	53,601	51,059
Accumulated other comprehensive income (“AOCI”)	1,878	980
Total Nicolet Bankshares, Inc. stockholders’ equity	114,615	109,501
Noncontrolling interest	232	186
Total stockholders’ equity and noncontrolling interest	114,847	109,687
Total liabilities, noncontrolling interest and stockholders’ equity	$1,244,035	$1,214,439

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	12,200	12,200
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	4,203,908	4,154,377
Common shares issued	4,263,066	4,191,067

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest income:
Loans, including loan fees	$11,570	$11,979
Investment securities:
Taxable	404	394
Non-taxable	262	271
Other interest income	193	100
Total interest income	12,429	12,744
Interest expense:
Money market and NOW accounts	490	566
Savings and time deposits	665	743
Short-term borrowings	-	-
Junior subordinated debentures	159	217
Subordinated notes	226	51
Notes payable	150	164
Total interest expense	1,690	1,741
Net interest income	10,739	11,003
Provision for loan losses	450	450
Net interest income after provision for loan losses	10,289	10,553
Noninterest income:
Service charges on deposit accounts	593	509
Trust services fee income	1,162	1,204
Mortgage income, net	571	874
Brokerage fee income	310	170
Bank owned life insurance	250	242
Rent income	262	284
Investment advisory fees	100	118
Gain (loss) on sale of assets, net	(5)	211
Other income	635	458
Total noninterest income	3,878	4,070
Noninterest expense:
Salaries and employee benefits	5,348	5,691
Occupancy, equipment and office	1,798	1,785
Business development and marketing	578	485
Data processing	1,156	831
FDIC assessments	143	164
Intangible amortization	249	275
Other expense	746	571
Total noninterest expense	10,018	9,802

Income before income tax expense	4,149	4,821
Income tax expense	1,449	1,708
Net income	2,700	3,113
Less: net income attributable to noncontrolling interest	46	33
Net income attributable to Nicolet Bankshares, Inc.	2,654	3,080
Less: preferred stock dividends	112	61
Net income available to common shareholders	$2,542	$3,019

Basic earnings per common share	$0.61	$0.75
Diluted earnings per common share	$0.57	$0.70
Weighted average common shares outstanding:
Basic	4,181,920	4,031,323
Diluted	4,456,442	4,307,274

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$2,700	$3,113
Other comprehensive income, net of tax:
Unrealized gains on securities AFS:
Net unrealized holding gains arising during the period	1,472	925
Reclassification adjustment for net gains included in net income	-	-
Net unrealized gains on securities before tax expense	1,472	925
Income tax expense	(574)	(361)
Total other comprehensive income	898	564
Comprehensive income	$3,598	$3,677

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance December 31, 2015	$12,200	$42	$45,220	$51,059	$980	$186	$109,687
Comprehensive income:
Net income	-	-	-	2,654	-	46	2,700
Other comprehensive income	-	-	-	-	898	-	898
Stock compensation expense	-	-	412	-	-	-	412
Exercise of stock options, net	-	-	100	-	-	-	100
Issuance of common stock	-	-	35	-	-	-	35
Issuance of common stock - acquisition	-	-	1,157	-	-	-	1,157
Purchase and retirement of common stock	-	-	(30)	-	-	-	(30)
Preferred stock dividends	-	-	-	(112)	-	-	(112)
Balance, March 31, 2016	$12,200	$42	$46,894	$53,601	$1,878	$232	$114,847

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$2,700	$3,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	498	1,078
Provision for loan losses	450	450
Provision for deferred taxes	(200)	(19)
Increase in cash surrender value of life insurance	(250)	(242)
Stock compensation expense	412	290
(Gain) loss on sale of assets, net	5	(211)
Gain on sale of loans held for sale, net	(517)	(874)
Proceeds from sale of loans held for sale	29,128	48,703
Origination of loans held for sale	(28,114)	(48,993)
Net change in:
Accrued interest receivable and other assets	460	(723)
Accrued interest payable and other liabilities	(2,531)	(1,132)
Net cash provided by operating activities	2,041	1,440
Cash Flows From Investing Activities:
Net (increase) decrease in certificates of deposit in other banks	(747)	2,984
Net (increase) decrease in loans	(11,114)	3,064
Purchases of securities AFS	(4,908)	(11,097)
Proceeds from calls and maturities of securities AFS	5,382	6,585
Purchase of other investments	(39)	(15)
Purchase of premises and equipment	(933)	(411)
Proceeds from sales of other real estate and other assets	27	1,191
Net cash paid in business combination	(206)	-
Net cash provided (used) by investing activities	(12,538)	2,301
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	25,055	(19,125)
Repayments of notes payable	(68)	(66)
Proceeds from issuance of subordinated notes, net	-	7,880
Purchase and retirement of common stock	(30)	(1,621)
Proceeds from issuance of common stock, net	135	388
Cash dividends paid on preferred stock	(31)	(61)
Net cash provided (used) by financing activities	25,061	(12,605)
Net increase (decrease) in cash and cash equivalents	14,564	(8,864)
Cash and cash equivalents:
Beginning	$83,619	$68,708
Ending	$98,183	$59,844
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,683	$1,766
Cash paid for taxes	1,850	1,600
Transfer of loans and bank premises to other real estate owned	33	576
Acquisition: Fair value of assets acquired (including intangibles)	1,363	—

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Developments Adopted

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements or results of operations.

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

	Three Months Ended March 31,
	2016	2015
(In thousands except per share data)
Net income, net of noncontrolling interest	$2,654	$3,080
Less: preferred stock dividends	112	61
Net income available to common shareholders	$2,542	$3,019
Weighted average common shares outstanding	4,182	4,031
Effect of dilutive stock instruments	274	276
Diluted weighted average common shares outstanding	4,456	4,307
Basic earnings per common share*	$0.61	$0.75
Diluted earnings per common share*	$0.57	$0.70

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

There was no anti-dilutive effect of options outstanding at March 31, 2016. Options to purchase approximately 0.3 million shares were outstanding at March 31, 2015, but were excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

Note 3 – Stock-based Compensation

A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Company’s stock at the date of grant is used to estimate the value of restricted stock awards. The weighted average assumptions used in the model for valuing option grants were as follows:

	Three months ended	Year Ended
	March 31, 2016	December 31, 2015
Dividend yield	0%	0%
Expected volatility	25%	25%
Risk-free interest rate	1.67%	1.68%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$9.82	$8.11

Activity in the Company’s Stock Incentive Plans is summarized in the following tables:

Stock Options	Weighted- Average Fair Value of Options Granted	Option Shares Outstanding	Weighted- Average Exercise Price	Exercisable Shares
Balance – December 31, 2014		967,859	$19.30	630,121
Granted	$8.11	162,000	26.66
Exercise of stock options*		(381,505)	18.00
Forfeited		(2,350)	19.61
Balance – December 31, 2015		746,004	21.56	325,979
Granted	$9.82	15,000	32.33
Exercise of stock options*		(17,885)	21.84
Forfeited		(500)	16.50
Balance – March 31, 2016		742,619	$21.77	334,994

*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements.

Note 3 – Stock-based Compensation, continued

Options outstanding at March 31, 2016 are exercisable at option prices ranging from $16.00 to $33.50. There are 309,619 options outstanding in the range from $16.00 - $22.00 and 433,000 options outstanding in the range from $22.01 - $33.50. At March 31, 2016, the exercisable options have a weighted average remaining contractual life of approximately five years and a weighted average exercise price of $19.50.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The total intrinsic value of options exercised in the first three months of 2016, and full year of 2015 was approximately $0.2 million, and $5.2 million, respectively.

Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Shares Outstanding
Balance – December 31, 2014	$18.62	66,231
Granted	-	-
Vested*	19.26	(29,261)
Forfeited	16.50	(280)
Balance – December 31, 2015	18.70	36,690
Granted	31.33	25,202
Vested *	32.00	(2,734)
Forfeited	-	-
Balance – March 31, 2016	$23.47	59,158

*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 924 shares were surrendered during the three months ended March 31, 2016 and 7,715 shares were surrendered during the twelve months ended December 31, 2015.

The Company recognized approximately $412,000 and $290,000 of stock-based employee compensation expense during the three months ended March 31, 2016 and 2015, respectively, associated with its stock equity awards. As of March 31, 2016, there was approximately $3.7 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately three years.

Note 4- Securities Available for Sale

Amortized costs and fair values of securities available for sale are summarized as follows:

	March 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$287	$13	$-	$300
State, county and municipals	104,393	883	95	105,181
Mortgage-backed securities	61,817	714	166	62,365
Corporate debt securities	1,700	-	-	1,700
Equity securities	3,196	1,758	30	4,924
	$171,393	$3,368	$291	$174,470

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. government sponsored enterprises	$287	$7	$-	$294
State, county and municipals	104,768	497	244	105,021
Mortgage-backed securities	61,600	418	554	61,464
Corporate debt securities	1,140	-	-	1,140
Equity securities	3,196	1,504	23	4,677
	$170,991	$2,426	$821	$172,596

Note 4- Securities Available for Sale, continued

The following table represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$16,471	$30	$9,457	$65	$25,928	$95
Mortgage-backed securities	10,740	46	11,310	120	22,050	166
Equity securities	609	30	-	-	609	30
	$27,820	$106	$20,767	$185	$48,587	$291

	December 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$34,283	$112	$12,702	$132	$46,985	$244
Mortgage-backed securities	22,228	167	13,750	387	35,978	554
Equity securities	408	23	-	-	408	23
	$56,919	$302	$26,452	$519	$83,371	$821

At March 31, 2016, the Company had $0.3 million of gross unrealized losses related to 82 securities. As of March 31, 2016, the Company does not consider securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the three-month periods ending March 31, 2016 or 2015.

The amortized cost and fair values of securities available for sale at March 31, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fair values of securities are estimated based on financial models or prices paid for the same or similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	March 31, 2016
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$6,029	$6,037
Due in one year through five years	76,212	76,493
Due after five years through ten years	21,929	22,409
Due after ten years	2,210	2,242
	106,380	107,181
Mortgage-backed securities	61,817	62,365
Equity securities	3,196	4,924
Securities available for sale	$171,393	$174,470

There were no sales of securities during the first three months of 2016 or 2015.

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality

The loan composition as of March 31, 2016 and December 31, 2015 is summarized as follows.

	Total
	March 31, 2016		December 31, 2015
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$305,994	34.4%	$294,419	33.6%
Owner-occupied commercial real estate (“CRE”)	181,851	20.5	185,285	21.1
Agricultural (“AG”) production	13,735	1.5	15,018	1.7
AG real estate	40,826	4.6	43,272	4.9
CRE investment	81,727	9.2	78,711	9.0
Construction & land development	38,815	4.4	36,775	4.2
Residential construction	11,552	1.3	10,443	1.2
Residential first mortgage	157,248	17.7	154,658	17.6
Residential junior mortgage	50,427	5.7	51,967	5.9
Retail & other	6,533	0.7	6,513	0.8
Loans	888,708	100.0%	877,061	100.0%
Less allowance for loan losses	10,530		10,307
Loans, net	$878,178		$866,754
Allowance for loan losses to loans	1.18%		1.18%

	Originated
	March 31, 2016		December 31, 2015
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$295,482	39.0%	$284,023	38.4%
Owner-occupied CRE	152,114	20.1	153,563	20.7
AG production	5,620	0.8	6,849	0.9
AG real estate	25,684	3.4	25,464	3.4
CRE investment	62,168	8.2	58,949	8.0
Construction & land development	29,500	3.9	27,231	3.7
Residential construction	11,552	1.5	10,443	1.4
Residential first mortgage	125,866	16.6	122,373	16.5
Residential junior mortgage	43,473	5.7	44,889	6.1
Retail & other	6,395	0.8	6,351	0.9
Loans	757,854	100.0%	$740,135	100.0%
Less allowance for loan losses	8,847		8,714
Loans, net	$749,007		$731,421
Allowance for loan losses to loans	1.17%		1.18%

	Acquired
	March 31, 2016		December 31, 2015
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$10,512	8.0%	$10,396	7.6%
Owner-occupied CRE	29,737	22.7	31,722	23.2
AG production	8,115	6.2	8,169	6.0
AG real estate	15,142	11.6	17,808	13.0
CRE investment	19,559	15.0	19,762	14.4
Construction & land development	9,315	7.1	9,544	7.0
Residential construction	-	-	-	-
Residential first mortgage	31,382	24.0	32,285	23.5
Residential junior mortgage	6,954	5.3	7,078	5.2
Retail & other	138	0.1	162	0.1
Loans	$130,854	100.0%	$136,926	100.0%
Less allowance for loan losses	1,683		1,593
Loans, net	$129,171		$135,333
Allowance for loan losses to loans	1.29%		1.16%

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

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the three months ended March 31, 2016:

	TOTAL – Three Months Ended March 31, 2016
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,721	$1,933	$85	$380	$785	$1,446	$147	$1,240	$496	$74	$10,307
Provision	15	181	(12)	14	82	149	5	18	(21)	19	450
Charge-offs	(224)	-	-	-	-	-	-	-	-	(16)	(240)
Recoveries	-	1	-	-	4	-	-	2	5	1	13
Net charge-offs	(224)	1	-	-	4	-	-	2	5	(15)	(227)
Ending balance	$3,512	$2,115	$73	$394	$871	$1,595	$152	$1,260	$480	$78	$10,530
As percent of ALLL	33.4%	20.1%	0.7%	3.7%	8.3%	15.1%	1.4%	12.0%	4.6%	0.7%	100%

ALLL:
Individually evaluated	$-	$119	$-	$-	$-	$-	$-	$-	$-	$-	$119
Collectively evaluated	3,512	1,996	73	394	871	1,595	152	1,260	480	78	10,411
Ending balance	$3,512	$2,115	$73	$394	$871	$1,595	$152	$1,260	$480	$78	$10,530

Loans:
Individually evaluated	$1,009	$1,245	$39	$242	$846	$270	$-	$396	$139	$-	$4,186
Collectively evaluated	304,985	180,606	13,696	40,584	80,881	38,545	11,552	156,852	50,288	6,533	884,522
Total loans	$305,994	$181,851	$13,735	$40,826	$81,727	$38,815	$11,552	$157,248	$50,427	$6,533	$888,708

Less ALLL	$3,512	$2,115	$73	$394	$871	$1,595	$152	$1,260	$480	$78	$10,530
Net loans	$302,482	$179,736	$13,662	$40,432	$80,856	$37,220	$11,400	$155,988	$49,947	$6,455	$878,178

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Originated – Three Months Ended March 31, 2016
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,135	$1,567	$71	$299	$646	$1,381	$147	$987	$418	$63	$8,714
Provision	(41)	170	(10)	11	66	141	5	17	(17)	20	362
Charge-offs	(224)	-	-	-	-	-	-	-	-	(16)	(240)
Recoveries	-	1	-	-	4	-	-	1	5	-	11
Net charge-offs	(224)	1	-	-	4	-	-	1	5	(16)	(229)
Ending balance	$2,870	$1,738	$61	$310	$716	$1,522	$152	$1,005	$406	$67	$8,847
As percent of ALLL	32.4%	19.6%	0.7%	3.5%	8.1%	17.2%	1.7%	11.4%	4.6%	0.8%	100%

ALLL:
Individually evaluated	$-	$119	$-	$-	$-	$-	$-	$-	$-	$-	$119
Collectively evaluated	2,870	1,619	61	310	716	1,522	152	1,005	406	67	8,728
Ending balance	$2,870	$1,738	$61	$310	$716	$1,522	$152	$1,005	$406	$67	$8,847

Loans:
Individually evaluated	$870	$623	$-	$-	$-	$-	$-	$-	$-	$-	$1,493
Collectively evaluated	294,612	151,491	5,620	25,684	62,168	29,500	11,552	125,866	43,473	6,395	756,361
Total loans	$295,482	$152,114	$5,620	$25,684	$62,168	$29,500	$11,552	$125,866	$43,473	$6,395	$757,854

Less ALLL	$2,870	$1,738	$61	$310	$716	$1,522	$152	$1,005	$406	$67	$8,847
Net loans	$292,612	$150,376	$5,559	$25,374	$61,452	$27,978	$11,400	$124,861	$43,067	$6,328	$749,007

	Acquired – Three Months Ended March 31, 2016
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$586	$366	$14	$81	$139	$65	$-	$253	$78	$11	$1,593
Provision	56	11	(2)	3	16	8	-	1	(4)	(1)	88
Charge-offs	-	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	1	-	1	2
Net charge-offs	-	-	-	-	-	-	-	1	-	1	2
Ending balance	$642	$377	$12	$84	$155	$73	$-	$255	$74	$11	$1,683
As percent of ALLL	38.1%	22.4%	0.7%	5.0%	9.2%	4.3%	-%	15.2%	4.4%	0.7%	100%

Loans:
Individually evaluated	$139	$622	$39	$242	$846	$270	$-	$396	$139	$-	$2,693
Collectively evaluated	10,373	29,115	8,076	14,900	18,713	9,045	-	30,986	6,815	138	128,161
Total loans	$10,512	$29,737	$8,115	$15,142	$19,559	$9,315	$-	$31,382	$6,954	$138	$130,854

Less ALLL	$642	$377	$12	$84	$155	$73	$-	$255	$74	$11	$1,683
Net loans	$9,870	$29,360	$8,103	$15,058	$19,404	$9,242	$-	$31,127	$6,880	$127	$129,171

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the three months ended March 31, 2015.

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

The following table presents nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired as of March 31, 2016 and December 31, 2015.

	Total Nonaccrual Loans
(in thousands)	March 31, 2016	% to Total	December 31, 2015	% to Total
Commercial & industrial	$1,044	23.6%	$204	5.8%
Owner-occupied CRE	1,293	29.3	951	26.9
AG production	12	0.3	13	0.4
AG real estate	219	5.0	230	6.5
CRE investment	593	13.4	1,040	29.4
Construction & land development	270	6.1	280	7.9
Residential construction	-	-	-	-
Residential first mortgage	838	19.0	674	19.1
Residential junior mortgage	149	3.3	141	4.0
Retail & other	-	-	-	-
Nonaccrual loans - Total	$4,418	100.0%	$3,533	100.0%

	Originated
(in thousands)	March 31, 2016	% to Total	December 31, 2015	% to Total
Commercial & industrial	$890	45.7%	$49	8.4%
Owner-occupied CRE	671	34.5	-	-
AG production	12	0.6	13	2.2
AG real estate	-	-	-	-
CRE investment	-	-	387	66.7
Construction & land development	-	-	-	-
Residential construction	-	-	-	-
Residential first mortgage	363	18.7	132	22.7
Residential junior mortgage	10	0.5	-	-
Retail & other	-	-	-	-
Nonaccrual loans - Originated	$1,946	100.0%	$581	100.0%

	Acquired
(in thousands)	March 31, 2016	% to Total	December 31, 2015	% to Total
Commercial & industrial	$154	6.2%	$155	5.3%
Owner-occupied CRE	622	25.2	951	32.1
AG production	-	-	-	-
AG real estate	219	8.9	230	7.8
CRE investment	593	24.0	653	22.1
Construction & land development	270	10.9	280	9.5
Residential construction	-	-	-	-
Residential first mortgage	475	19.2	542	18.4
Residential junior mortgage	139	5.6	141	4.8
Retail & other	-	-	-	-
Nonaccrual loans – Acquired	$2,472	100.0%	$2,952	100.0%

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present total past due loans by portfolio segment as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$-	$1,044	$304,950	$305,994
Owner-occupied CRE	-	1,293	180,558	181,851
AG production	-	12	13,723	13,735
AG real estate	112	219	40,495	40,826
CRE investment	-	593	81,134	81,727
Construction & land development	-	270	38,545	38,815
Residential construction	-	-	11,552	11,552
Residential first mortgage	444	838	155,966	157,248
Residential junior mortgage	-	149	50,278	50,427
Retail & other	10	-	6,523	6,533
Total loans	$566	$4,418	$883,724	$888,708
As a percent of total loans	0.1%	0.5%	99.4%	100.0%

	December 31, 2015
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$50	$204	$294,165	$294,419
Owner-occupied CRE	-	951	184,334	185,285
AG production	16	13	14,989	15,018
AG real estate	-	230	43,042	43,272
CRE investment	-	1,040	77,671	78,711
Construction & land development	-	280	36,495	36,775
Residential construction	-	-	10,443	10,443
Residential first mortgage	150	674	153,834	154,658
Residential junior mortgage	10	141	51,816	51,967
Retail & other	12	-	6,501	6,513
Total loans	$238	$3,533	$873,290	$877,061
As a percent of total loans	0.1%	0.4%	99.5%	100.0%

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

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

9 Loss: Assets in this category are considered uncollectible. Pursuing any recovery or salvage value is impractical but does not preclude partial recovery in the future.

The following tables present total loans by loan grade as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$289,750	$9,643	$2,198	$4,403	$-	$-	$305,994
Owner-occupied CRE	175,513	2,707	246	3,385	-	-	181,851
AG production	12,478	717	-	540	-	-	13,735
AG real estate	39,596	370	-	860	-	-	40,826
CRE investment	77,714	2,230	-	1,783	-	-	81,727
Construction & land development	34,367	3,841	-	607	-	-	38,815
Residential construction	10,945	607	-	-	-	-	11,552
Residential first mortgage	154,362	783	449	1,654	-	-	157,248
Residential junior mortgage	50,095	162	-	170	-	-	50,427
Retail & other	6,533	-	-	-	-	-	6,533
Total loans	$851,353	$21,060	$2,893	$13,402	$-	$-	$888,708
Percent of total	95.8%	2.4%	0.3%	1.5%	-	-	100%

	December 31, 2015
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$278,118	$9,267	$2,490	$4,544	$-	$-	$294,419
Owner-occupied CRE	176,371	5,072	253	3,589	-	-	185,285
AG production	13,238	1,765	-	15	-	-	15,018
AG real estate	39,958	2,600	-	714	-	-	43,272
CRE investment	74,778	2,020	-	1,913	-	-	78,711
Construction & land development	31,897	4,598	-	280	-	-	36,775
Residential construction	9,792	651	-	-	-	-	10,443
Residential first mortgage	151,835	860	457	1,506	-	-	154,658
Residential junior mortgage	51,736	68	-	163	-	-	51,967
Retail & other	6,513	-	-	-	-	-	6,513
Total loans	$834,236	$26,901	$3,200	$12,724	$-	$-	$877,061
Percent of total	95.0%	3.1%	0.4%	1.5%	-	-	100%

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

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present impaired loans as of March 31, 2016 and December 31, 2015. As a further breakdown, impaired loans are also summarized by originated and acquired for the periods presented. Purchased Credit Impaired (“PCI”) loans acquired in the 2013 acquisitions were initially recorded at a fair value of $16.7 million on their respective acquisition dates, net of an initial $12.2 million non-accretable mark and a zero accretable mark. At March 31, 2016, $2.1 million of the $16.7 million remain in impaired loans and $0.6 million of acquired loans have subsequently become impaired, bringing acquired impaired loans to $2.7 million.

	Total Impaired Loans – March 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$1,009	$1,009	$-	$1,011	$14
Owner-occupied CRE*	1,245	1,955	119	1,390	52
AG production	39	50	-	39	1
AG real estate	242	336	-	247	12
CRE investment	846	2,648	-	880	36
Construction & land development	270	812	-	275	5
Residential construction	-	-	-	-	-
Residential first mortgage	396	1,034	-	408	18
Residential junior mortgage	139	462	-	139	7
Retail & Other	-	11	-	-	-
Total	$4,186	$8,317	$119	$4,389	$145

As a further breakdown, impaired loans as of March 31, 2016 are summarized by originated and acquired as follows:

Originated – March 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$870	$870	$-	$870	$11
Owner-occupied CRE*	623	623	119	623	6
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development	-	-	-	-	-
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$1,493	$1,493	$119	$1,493	$17

	Acquired – March 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$139	$139	$-	$141	$3
Owner-occupied CRE	622	1,332	-	767	46
AG production	39	50	-	39	1
AG real estate	242	336	-	247	12
CRE investment	846	2,648	-	880	36
Construction & land development	270	812	-	275	5
Residential construction	-	-	-	-	-
Residential first mortgage	396	1,034	-	408	18
Residential junior mortgage	139	462	-	139	7
Retail & Other	-	11	-	-	-
Total	$2,693	$6,824	$-	$2,896	$128

*One owner-occupied CRE loan with a balance of $0.6 million had a specific reserve of $119,000. No other loans had a related allowance at March 31, 2016 and, therefore, the above disclosure was not expanded to include loans with and without a related allowance.

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Total Impaired Loans – December 31, 2015
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

Originated – December 31, 2015
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

	Acquired – December 31, 2015
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

Note 5 – Loans, Allowance for Loan Losses, and Credit Quality, continued

Troubled Debt Restructurings

At March 31, 2016, there were eight loans classified as troubled debt restructurings totaling $575,000. These eight loans had a combined premodification balance of $758,000 and a combined outstanding balance of $575,000 at March 31, 2016. There were no other loans which were modified and classified as troubled debt restructurings at March 31, 2016. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted as of March 31, 2016.

Note 6 - Notes Payable

The Company had the following long-term notes payable:

(in thousands)	March 31, 2016	December 31, 2015
Joint venture note	$9,344	$9,412
Federal Home Loan Bank (“FHLB”) advances	6,000	6,000
Notes payable	$15,344	$15,412

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

The Company’s FHLB advances are all fixed rate, require interest-only monthly payments, and have maturities through February 2018. The weighted average rates of FHLB advances were 0.83% at both March 31, 2016 and December 31, 2015. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which totaled approximately $150.7 million and $154.3 million at March 31, 2016 and December 31, 2015, respectively.

The following table shows the maturity schedule of the notes payable as of March 31, 2016:

Maturing in	(in thousands)
2016	$14,344
2017	-
2018	1,000
$15,344

Note 7 - Junior Subordinated Debentures

The Company’s carrying value of junior subordinated debentures was $12.6 million at March 31, 2016 and $12.5 million at December 31, 2015. In July 2004 Nicolet Bankshares Statutory Trust I (the “Statutory Trust”), issued $6.0 million of guaranteed preferred beneficial interests (“trust preferred securities”) that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of the Statutory Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Statutory Trust to purchase $6.2 million of junior subordinated debentures of the Company, which pay an 8% fixed rate. Interest on these debentures is current. The debentures may be redeemed in part or in full, on or after July 15, 2009 at par plus any accrued but unpaid interest. The maturity date of the debenture, if not redeemed, is July 15, 2034.

As part of the 2013 acquisition of Mid-Wisconsin Financial Services, Inc., the Company assumed $10.3 million of junior subordinated debentures related to $10.0 million of issued trust preferred securities. The trust preferred securities and the debentures mature on December 15, 2035 and have a floating rate of the three-month LIBOR plus 1.43% adjusted quarterly. Interest on these debentures is current. The debentures may be called at par in part or in full, on or after December 15, 2010 or within 120 days of certain events. At acquisition in April 2013 the debentures were recorded at a fair value of $5.8 million, with the discount being accreted to interest expense over the remaining life of the debentures. At March 31, 2016, the carrying value of these junior debentures was $6.3 million, and the $6.0 million carrying value of related trust preferred securities qualifies as Tier 1 capital.

Note 8 – Subordinated Notes

In 2015 the Company placed an aggregate of $12 million in subordinated Notes in private placements with certain accredited investors. All Notes were issued with 10-year maturities, have a fixed annual interest rate of 5% payable quarterly, are callable on or after the fifth anniversary of their respective issuances dates, and qualify for Tier 2 capital for regulatory purposes.

The $180,000 debt issuance costs associated with the $12 million Notes are being amortized on a straight line basis over the first five years, representing the no-call periods, as additional interest expense. As of March 31, 2016 and December 31, 2015, $142,000 and $151,000, respectively, of unamortized debt issuance costs remain and are reflected as a deduction to the carrying value of the outstanding Notes.

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

Note 9 - Fair Value Measurements, continued

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented. One security classified as Level 3 was purchased for $0.6 million during the first quarter of 2016. There were no other changes in Level 3 values to report during the first three months of 2016.

		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
U.S. government sponsored enterprises	$300	$-	$300	$-
State, county and municipals	105,181	-	104,655	526
Mortgage-backed securities	62,365	-	62,365	-
Corporate debt securities	1,700	-	-	1,700
Equity securities	4,924	4,924	-	-
Securities AFS, March 31, 2016	$174,470	$4,924	$167,320	$2,226

(in thousands)
U.S. government sponsored enterprises	$294	$-	$294	$-
State, county and municipals	105,021	-	104,495	526
Mortgage-backed securities	61,464	-	61,464	-
Corporate debt securities	1,140	-	-	1,140
Equity securities	4,677	4,677	-	-
Securities AFS, December 31, 2015	$172,596	$4,677	$166,253	$1,666

The following is a description of the valuation methodologies used by the Company for the Securities AFS noted in the tables of this footnote. Where quoted market prices on securities exchanges are available, the investment is classified as Level 1. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include mortgage-related securities and obligations of state, county and municipals. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include auction rate securities available for sale (for which there has been no liquid market since 2008) and corporate debt securities, which include trust preferred security investments. At March 31, 2016 and December 31, 2015, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on receipt of par from refinances for the auction rate securities and the internal analysis on the corporate debt securities.

The following table presents the Company’s impaired loans and other real estate owned (“OREO”) measured at fair value on a nonrecurring basis for the periods presented.

Measured at Fair Value on a Nonrecurring Basis
		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2016:
Impaired loans	$4,067	$-	$-	$4,067
OREO	376	-	-	376
December 31, 2015:
Impaired loans	$3,566	$-	$-	$3,566
OREO	367	-	-	367

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

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015 are shown below.

March 31, 2016
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$98,183	$98,183	$98,183	$-	$-
Certificates of deposit in other banks	4,163	4,173	-	4,173	-
Securities AFS	174,470	174,470	4,924	167,320	2,226
Other investments	8,174	8,174	-	6,033	2,141
Loans held for sale	4,183	4,255	-	4,255	-
Loans, net	878,178	876,210	-	-	876,210
BOLI	28,725	28,725	28,725	-	-

Financial liabilities:
Deposits	$1,081,472	$1,083,694	$-	$-	$1,083,694
Notes payable	15,344	15,357	-	15,357	-
Junior subordinated debentures	12,577	11,948	-	-	11,948
Subordinated notes	11,858	11,423	-	-	11,423

December 31, 2015
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$83,619	$83,619	$83,619	$-	$-
Certificates of deposit in other banks	3,416	3,416	-	3,416	-
Securities AFS	172,596	172,596	4,677	166,253	1,666
Other investments	8,135	8,135	-	5,995	2,140
Loans held for sale	4,680	4,755	-	4,755	-
Loans, net	866,754	865,027	-	-	865,027
BOLI	28,475	28,475	28,475	-	-

Financial liabilities:
Deposits	$1,056,417	$1,057,614	$-	$-	$1,057,614
Notes payable	15,412	18,354	-	18,354	-
Junior subordinated debentures	12,527	11,900	-	-	11,900
Subordinated notes	11,849	11,414	-	-	11,414

Not all the financial instruments listed in the table above are subject to the disclosure provisions of Accounting Standards Codification (“ASC”) 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, other investments, bank owned life insurance, and nonmaturing deposits. For those financial instruments not previously disclosed the following is a description of the evaluation methodologies used.

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

Off-balance-sheet instruments: The estimated fair value of letters of credit at March 31, 2016 and December 31, 2015 was insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at March 31, 2016 and December 31, 2015.

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

Note 10 – Acquisition

During the first quarter of 2016, Nicolet agreed, in a private transaction, to hire a select group of financial advisors and purchase their respective books of business, as well as their operating platform, to enhance the leadership and future growth of the Company’s wealth management business. A portion of this transaction was completed and recorded in the first quarter of 2016; accordingly, the Company paid total consideration of $1.4 million in a mix of cash and stock, recorded $0.4 million of goodwill, $0.8 million of customer list intangibles (included in other assets), and fixed assets of $0.2 million. The transaction will impact the income statement primarily within brokerage income, personnel expense, and intangibles amortization. The remainder of the transaction took place and was recorded in April 2016.

Note 11 – Pending Merger Transaction

On September 8, 2015 Nicolet announced the signing of a definitive merger agreement (“Merger Agreement”) with Baylake Corp. (“Baylake”) (NASDAQ:BYLK) under which Baylake will merge with and into Nicolet to create the third largest publicly traded community bank headquartered in Wisconsin by deposit market share. Based upon the financial results as of March 31, 2016, the combined company would have total assets of approximately $2.3 billion, deposits of $1.9 billion and loans of $1.6 billion. Since the merger transaction is expected to close on April 29, 2016, the Company is not able to make the disclosures required by purchase accounting standards as management has not yet completed the initial accounting for this business combination.

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

Overview

At March 31, 2016, Nicolet Bankshares, Inc. and its subsidiaries (“Nicolet” or the “Company”) had total assets of $1.2 billion, loans of $889 million, deposits of $1.1 billion and total stockholders’ equity of $115 million. Nicolet’s profitability is significantly dependent upon net interest income (interest income earned on loans and other interest-earning assets such as investments, net of interest expense on deposits and other borrowed funds), and noninterest income sources (including but not limited to service charges on deposits, trust and brokerage fees, mortgage income from sales of residential mortgages into the secondary market, and other fees or revenue from financial services provided to customers or ancillary to loans and deposits), offset by the level of the provision for loan losses, noninterest expenses (largely employee compensation and overhead expenses tied to processing and operating the Bank’s business), and income taxes. Business volumes and pricing drive revenue potential and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth and competitive conditions within the marketplace. For the quarter ended March 31, 2016, Nicolet earned net income of $2.7 million, and after $112,000 of preferred stock dividends, net income available to common shareholders was $2.5 million or $0.57 per diluted common share.

Consistent with Nicolet’s stated interest in strategic growth, Nicolet remains focused on the consummation and integration of its previously announced acquisitions. Nicolet and Baylake Corp. (“Baylake”) announced and signed a definitive merger agreement in September 2015, under which Baylake will merge with and into Nicolet to create the third largest publicly traded bank headquartered in Wisconsin by deposit market share. The transaction is a stock-for-stock merger (with cash in lieu of fractional shares) at a fixed exchange ratio of 0.4517 shares of Nicolet common stock for each share of Baylake common stock outstanding, has received all regulatory and shareholder approvals, and is on target for an April 29, 2016 consummation. The merger is expected to drive growth and efficiency through increased scale, leverage the strengths of each bank across the combined customer base, enhance profitability, and add liquidity and shareholder value. Based upon the financial position as of March 31, 2016, the combined company would have total assets of $2.3 billion, deposits of $1.9 billion and loans of $1.6 billion, and an expanded geography operating out of 42 bank branches. Appropriately, other than direct merger and integration costs being expensed as incurred, the Baylake transaction is not included in Nicolet’s financial position or financial results as of March 31, 2016. Additionally, during the first quarter of 2016, Nicolet agreed, in a private transaction, to hire a select group of financial advisors and purchase their respective books of business, as well as their operating platform, to enhance the leadership and future growth of the Company’s wealth management business. A portion of this transaction was completed and recorded in the first quarter of 2016; the remainder of the transaction took place and was recorded in April 2016.

Forward-Looking Statements

Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Nicolet’s control, include, but are not necessarily limited to the following:

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

Valuation of Loans Acquired in Business Combinations

Acquisitions accounted for under FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, require the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date. In particular, the valuation of acquired loans involves significant estimates, assumptions and judgment based on information available as of the acquisition date. Substantially all loans acquired in the transaction are evaluated either individually or in pools of loans with similar characteristics; and since the estimated fair value of acquired loans includes a credit consideration, no carryover of any previously recorded allowance for loan losses is recorded at acquisition. A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.

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

The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at March 31, 2016. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the ALLL. These agencies may require Nicolet to make additions to the ALLL based on their judgments of collectability based on information available to them at the time of their examination.

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

Nicolet files a consolidated federal income tax return and a combined state income tax return (both of which include Nicolet and its wholly owned subsidiaries). Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the companies that incur federal tax liabilities. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Nicolet may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

Management’s Discussion and Analysis

The following discussion is Nicolet management’s analysis of the consolidated financial condition as of March 31, 2016 and December 31, 2015 and results of operations for the three-month periods ended March 31, 2016 and 2015. It should be read in conjunction with Nicolet’s audited consolidated financial statements as of December 31, 2015 and 2014, and for the three years ended December 31, 2015, included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2015.

Certain actions in 2015 will have an impact on balance sheet changes between March 31, 2015, and March 31, 2016. The most notable are Nicolet’s sale of two outlying branches in August 2015 (at that time reducing deposits by $34 million, loans by $13 million, fixed assets by $1 million and cash by $20 million), issuance of $12 million of 5% fixed-rate, 10-year subordinated debt in the first half of 2015, redemption of $12.2 million or half of its then outstanding preferred stock in September 2015 at par, and its $4.2 million repurchase of common stock (146,404 shares) in the first 8 months of 2015.

Performance Summary

Nicolet reported net income of $2.7 million for the three months ended March 31, 2016, compared to $3.1 million for the first three months of 2015. After $112,000 of preferred stock dividends, net income available to common shareholders was $2.5 million, or $0.57 per diluted common share for the first quarter of 2016. Comparatively, after $61,000 of preferred stock dividends, net income available to common shareholders was $3.0 million, or $0.70 per diluted common share for the first quarter of 2015. Beginning March 1, 2016, the annual dividend rate on preferred stock moved from 1% to 9% in accordance with the contractual terms. In advance of such increase, Nicolet redeemed half of its then outstanding preferred stock in September 2015. The changes in rate and preferred stock outstanding affected the preferred stock dividends between the first quarter periods.

•	Net interest income was $10.7 million for the first three months of 2016, a decrease of $0.3 million or 2% from the first three months of 2015. The decrease was primarily the result of rate variances. On a tax-equivalent basis, the net interest margin for the first three months of 2016 was 3.87%, down 23 basis points (“bps”) from 4.10% for the comparable 2015 period. Between the comparable three-month periods, the earning asset yield declined 27 bps to 4.47%, while the cost of interest bearing liabilities fell 3 bps to 0.77%, resulting in a 24 bps decrease in the interest rate spread between the comparable three-month periods.

•	Loans were $889 million at March 31, 2016, up $12 million or 1% over from $877 million at December 31, 2015. Loans grew $9 million or 1% over $880 million at March 31, 2015; however, excluding the impact of the August 2015 branch sale noted earlier, loans grew 2% year-over-year. Between the comparative three-month periods, average loans were $885 million, down slightly (less than 0.5%, and in part impacted by the August 2015 branch sale), yielding 5.19%, compared to $889 million for first quarter 2015 yielding 5.41%. The 22 bps decline in loan yield was due to continued downward pressure on rates of new and renewing loans in the prolonged low rate environment and $0.3 million lower aggregate discount accretion on acquired loans between the first quarter periods (mostly related to $0.7 million recovered discounts on one favorably resolved acquired loans in first quarter 2016 versus $0.9 million combined discounts recovered on two resolved acquired loans in first quarter 2015).

•	Total deposits were $1.08 billion at March 31, 2016, up $25 million or 2% from $1.06 billion at December 31, 2015 (with a customary pattern of deposit decline historically following year ends through the first three months of the year counteracted this year by activity across a dozen larger customers). Deposits grew $41 million or 4% over $1.04 billion at March 31, 2015; and, excluding the impact of the August 2015 branch sale noted earlier, deposits grew 7% year-over-year. Between the comparative three-month periods, average total deposits were up $26 million or 2%, fully attributable to noninterest-bearing demand deposits, with interest-bearing deposits costing 0.55%, down 8 bps from 0.63% for the same period in 2015, benefiting from deposit product rate changes implemented in December 2015.

•	Asset quality measures remained steady and strong at March 31, 2016. Nonperforming assets were $4.8 million at March 31, 2016, compared to $3.9 million at year end 2015 and $6.8 million a year ago. Nonperforming assets represented 0.39%, 0.32% and 0.56% of total assets at March 31, 2016, December 31, 2015, and March 31, 2015, respectively. The allowance for loan losses was $10.5 million or 1.18% of loans at March 31, 2016, compared to $10.3 million or 1.18%, respectively at year end 2015, and $9.5 million or 1.08%, respectively at March 31, 2015. The provision for loan losses was $0.4 million with net charge-offs of $0.2 million for the first three months of 2016, versus provision of $0.4 million with $0.2 million of net charge-offs for the comparable 2015 period.

•	Noninterest income was $3.9 million for the first three months of 2016 (including slight net losses on sales of assets) compared to $4.1 million for the first three months of 2015 (which included $0.2 million net gains on sales of assets). Removing the net gains (losses), noninterest income was unchanged at $3.9 million for both first quarter periods. The most notable increases over prior year were brokerage fee income, service charges and debit card interchange income (within other income), which offset lower net mortgage income, resulting from a less robust mortgage market and lower production in the first quarter of 2016 compared to the first quarter of 2015.

•	Noninterest expense for the first three months of 2016 was $10.0 million (including approximately $0.4 million attributable to non-recurring merger-based expenses such as legal and conversion processing costs related to the in-process mergers). The increase between the first quarter periods was modest (up $0.2 million or 2%); however, excluding the 2016 merger-based costs, noninterest expense was down $0.2 million or 2%, exhibiting general expense control. Most notably, salaries and employee benefits of $5.3 million for the first quarter of 2016, were down $0.3 million or 6% from first quarter 2015, largely a result of the salary base remaining flat (with lower average full-time equivalent employees, partly offsetting usual merit increases between the years), and a slower pace of incentives and stock compensation combined between the first quarter periods.

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

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $10.7 million in the first three months of 2016, 2% lower than $11.0 million in the first three months of 2015. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $0.3 million for the first three months of 2016 and 2015, resulting in taxable equivalent net interest income of $11.0 million and $11.3 million, respectively.

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

Table 1: Quarterly Net Interest Income Analysis

	For the Three Months Ended March 31,
	2016			2015
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$885,037	$11,592	5.19%	$888,892	$12,009	5.41%
Investment securities
Taxable	77,596	404	2.09%	78,529	394	2.01%
Tax-exempt (2)	87,538	518	2.37%	86,682	529	2.44%
Other interest-earning assets	77,000	193	1.00%	44,831	100	0.89%
Total interest-earning assets	1,127,171	$12,707	4.47%	1,098,934	$13,032	4.74%
Cash and due from banks	31,763			30,401
Other assets	67,431			70,729
Total assets	$1,226,365			$1,200,064
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$141,962	$51	0.14%	$121,954	$73	0.24%
Interest-bearing demand	230,996	407	0.71%	203,203	405	0.81%
MMA	259,163	83	0.13%	275,810	161	0.24%
Core CDs and IRAs	180,411	513	1.14%	209,180	567	1.10%
Brokered deposits	27,883	101	1.47%	30,584	103	1.37%
Total interest-bearing deposits	840,415	1,155	0.55%	840,731	1,309	0.63%
Other interest-bearing liabilities	39,814	535	5.33%	38,883	432	4.45%
Total interest-bearing liabilities	880,229	1,690	0.77%	879,614	1,741	0.80%
Noninterest-bearing demand	224,834			198,985
Other liabilities	8,595			8,912
Total equity	112,707			112,553
Total liabilities and stockholders’ equity	$1,226,365			$1,200,064
Net interest income and rate spread		$11,017	3.70%		$11,291	3.94%
Net interest margin			3.87%			4.10%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Table 2: Quarterly Volume/Rate Variance

Comparison of the three months ended March 31, 2016 versus the three months ended March 31, 2015 follows:

	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net
Earning assets
Loans	$(53)	$(364)	$(417)
Investment securities
Taxable	(7)	17	10
Tax-exempt	5	(16)	(11)
Other interest-earning assets	34	59	93

Total interest-earning assets	$(21)	$(304)	$(325)

Interest-bearing liabilities
Savings deposits	$11	$(33)	$(22)
Interest-bearing demand	53	(51)	2
MMA	(9)	(69)	(78)
Core CDs and IRAs	(81)	22	(54)
Brokered deposits	(9)	7	(2)
Total interest-bearing deposits	(30)	(124)	(154)
Other interest-bearing liabilities	95	8	103
Total interest-bearing liabilities	65	(116)	(51)
Net interest income	$(86)	$(188)	$(274)

Table 3: Interest Rate Spread, Margin and Average Balance Mix

	Three Months Ended March 31,
	2016			2015
(in thousands)	Average Balance	% of Earning Assets	Yield/Rate	Average Balance	% of Earning Assets	Yield/Rate
Total loans	$885,037	78.5%	5.19%	$888,892	80.9%	5.41%
Securities and other earning assets..	242,134	21.5%	1.84%	210,042	19.1%	1.95%
Total interest-earning assets	$1,127,171	100%	4.47%	$1,098,934	100%	4.74%

Interest-bearing liabilities	$880,229	78.1%	0.77%	$879,614	80.0%	0.80%

Noninterest-bearing funds, net	246,942	21.9%		219,320	20.0%
Total funds sources	$1,127,171	100%	0.55%	$1,098,934	100%	0.64%
Interest rate spread			3.70%			3.94%
Contribution from net free funds			0.17%			0.16%
Net interest margin			3.87%			4.10%

Taxable-equivalent net interest income was $11.0 million and $11.3 million for the first three months of 2016 and 2015, respectively, down $0.3 million or 2%, driven mostly by lower interest income from earning assets, though offset partly by lower interest expense on funding. Taxable equivalent interest income on earning assets decreased $0.3 million or 2% between the three-month periods, with $0.1 million more interest from non-loan earning assets due to volume and rate, but $0.4 million less interest income from loans, nearly all from rate. Interest expense declined nearly $0.1 million, led by $0.2 million lower interest on interest-bearing deposits, nearly all from rate (benefiting from deposit product pricing changes implemented in December 2015), but partially offset by $0.1 million of higher interest expense on wholesale funds, nearly all from volume (impacted by the timing of subordinated debt procured during the first half of 2015).

The taxable-equivalent net interest margin was 3.87% for the first three months of 2016, down 23 bps versus the first three months of 2015. The interest rate spread fell 24 bps between the first quarter periods, with an unfavorable decline in the earning asset yield (down 27 bps to 4.47% for first quarter 2016), offset partly by an improvement in the cost of funds (down 3 bps to 0.77% for first quarter 2016). The contribution from net free funds increased by 1 bps, mostly due to higher average non-interest bearing deposit balances. In general, there has been and will be underlying downward margin pressure as assets mature in this prolonged low-rate environment, with current reinvestment rates still substantially lower than previous rates and less opportunity to offset such with similar changes in the already low cost of funds. After nearly 10 years, the Federal Reserve raised short-term interest rates by 25 bps to 50 bps, which through March 31, 2016, had no significant impact on the middle to long-end of the yield curve, and coupled with competitive factors did not have a significant impact on new loan pricing or the loan portfolio yield, but improved the yield on interest-bearing cash. Additionally, while both 2016 and 2015 periods are experiencing favorable income from discount accretion on acquired loans, particularly where such loans pay or resolve at better than their carrying values, such favorable interest flow can be sporadic and continues to diminish over time.

The earning asset yield was influenced largely by the mix of underlying earning assets, particularly carrying a lower proportion of higher rate loans and a higher proportion of low-earning cash. Loans, investments and other interest earning assets (mostly low-earning cash) represented 79%, 14% and 7% of average earning assets, respectively, for the first three months of 2016, and 81%, 15%, and 4%, respectively, for the comparable 2015 quarter. Loans yielded 5.19% and 5.41%, respectively, for the first three months of 2016 and 2015, while non-loan earning assets yielded 1.84% and 1.95%, respectively, for the first quarter periods. The 22 bps decrease in loan yield between the three-month periods was largely due to $0.3 million lower aggregate discount accretion between periods, as well as continued pricing pressure on new and renewing loans. A higher proportion of low-earning cash was the main reason for the 11 bps decrease in the non-loan yield between the three-month periods.

Nicolet’s cost of funds decreased 3 bps to 0.77% for the first three months of 2016 compared to a year ago. The average cost of interest-bearing deposits (which represent over 95% of average interest-bearing liabilities for both periods), was 0.55% for the first three months of 2016, down 8 bps from the first three months of 2015. Between the first quarter periods, the decline in the cost of savings, interest-bearing demand and MMAs was primarily the result of deposit product pricing changes implemented in December 2015, while the increase in the rate on time deposits (both CDs/IRAs and brokered deposits) was primarily due to lower costing time deposits maturing and not being renewed. Average other interest-bearing liabilities (comprised of short- and long-term borrowings) cost 88 bps more between the three-month periods as 5% fixed rate subordinated debt was added to the funding mix in the first half of 2015, replacing lower costing advances.

Average interest-earning assets were $1.1 billion for the first three months of 2016 and 2015, declining by $28 million or 3%. The change in average interest-earning assets was the result of a $4 million (0.4%) decrease in total loans (to $885 million for the first quarter of 2016) and a $32 million increase in average non-loan earning assets (to $242 million for the first quarter of 2016, with interest-bearing cash accountable for $31 million of the increase).

Average interest-bearing liabilities were essentially unchanged at $880 million for the first three months of 2016 and 2015, with the mix unchanged at 95% interest-bearing deposits and 5% from other funds for both periods. Average interest-bearing deposits were unchanged at $840 million for the first quarter of 2016, with more transaction deposits replacing time deposits, while average other interest-bearing liabilities increased $1 million to $40 million for the first quarter of 2016, with subordinated debt replacing maturing FHLB advances.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2016 and 2015 was $0.4 million, exceeding net charge-offs of $0.2 million in each three-month period. Asset quality trends remained strong with continued resolutions of problem loans. The ALLL was $10.5 million (1.18% of loans) at March 31, 2016, compared to $10.3 million (1.18% of loans) at December 31, 2015 and $9.5 million (1.08% of loans) at March 31, 2015.

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

Noninterest Income

Table 4: Noninterest Income

	For the three months ended March 31,
	2016	2015	$ Change	% Change
(in thousands)
Service charges on deposit accounts	$593	$509	$84	16.5%
Trust services fee income	1,162	1,204	(42)	(3.5)
Mortgage income, net	571	874	(303)	(34.7)
Brokerage fee income	310	170	140	82.4
Bank owned life insurance (“BOLI”)	250	242	8	3.3
Rent income	262	284	(22)	(7.7)
Investment advisory fees	100	118	(18)	(15.3)
Gain (loss) on sale of assets, net	(5)	211	(216)	(102.4)
Other income	635	458	177	38.6
Total noninterest income	$3,878	$4,070	$(192)	(4.7%)
Noninterest income without net gain (loss)	$3,883	$3,859	$24	0.6%

Noninterest income was $3.9 million for the first three months of 2016 (including a slight net loss on sales of assets), compared to $4.1 million for the first three months of 2015 (including $0.2 million of net gain on sale of assets). Removing these net gains (losses), noninterest income was essentially unchanged at $3.9 million for both first quarter periods.

The 2016 activity in net gain (loss) on sale of assets consisted of a small net loss between the sale of OREO and disposal of fixed assets, while the 2015 activity consisted of a $0.2 million net gain on sales of OREO.

Service charges on deposit accounts were $0.6 million for the first three months of 2016, up $0.1 million or 16.5% over the first three months of 2015, resulting from higher commercial analysis charges and increased non-sufficient funds and overdraft activity.

Trust service fees remained fairly consistent at $1.2 million for the first three months of 2016 and 2015. Brokerage fees were $0.3 million, up 82.4% over the first three months of 2015, attributable to new business acquired in the 2016 acquisition of financial advisory personnel and their books of business.

Mortgage income represents predominantly net gains received from the sale of residential real estate loans service-released into the secondary market and, to a small degree, some related income. The first quarter of 2015 saw a significantly more robust mortgage market and strong production compared to the first quarter of 2016. As a result, net mortgage income was down $0.3 million or 34.7% between the comparable first quarter periods.

BOLI, rent income and investment advisory fees combined were unchanged at $0.6 million for the first three months of 2016 and 2015. Other noninterest income was $0.6 million, up $0.2 million or 38.6% over the first quarter of 2015, mostly attributable to ancillary fees tied to deposit-related products, especially debit card interchange, credit card interchange and wire fee income.

Noninterest Expense

Table 5: Noninterest Expense

	For the three months ended March 31,
	2016	2015	$ Change	% Change
(in thousands)
Salaries and employee benefits	$5,348	$5,691	$(343)	(6.0%)
Occupancy, equipment and office	1,798	1,785	13	0.7
Business development and marketing	578	485	93	19.2
Data processing	1,156	831	325	39.1
FDIC assessments	143	164	(21)	(12.8)
Intangible amortization	249	275	(26)	(9.5)
Other expense	746	571	175	30.6
Total noninterest expense	$10,018	$9,802	$216	2.2%

Total noninterest expense was $10.0 million for the first three months of 2016 (including approximately $0.4 million attributable to non-recurring, merger-based expenses such as legal and conversion processing costs related to the in-process mergers). The $0.2 million, or 2.2%, increase over the first three months of 2015was modest; however, excluding the 2016 merger-based costs, noninterest expense was down $0.2 million or 2%, exhibiting general expense control. Data processing, business development, occupancy and other expenses were up while all other expense categories were down compared to the same period in 2015.

Salaries and employee benefits expense was $5.3 million for the first three months of 2016, down $0.3 million or 6.0% compared to the first three months of 2015, largely a result of the salary base remaining flat (with lower average full-time equivalent employees, partly offsetting usual merit increases between the years), and a slower pace of incentives and stock compensation combined between the first quarter periods. Average full time equivalent employees for the first three months of 2016 were 281, down 2% from 286 for the comparable 2015 period.

Occupancy, equipment and office expense remained relatively flat at $1.8 million for the first three months of 2016 compared to 2015, primarily the result of lower occupancy costs and depreciation expense offset by more expense related to software and small office equipment expenses largely in preparation for the merger.

Business development and marketing expense increased $0.1 million, or 19.2%, between the comparable three-month periods, largely due to additional marketing, promotions and donations for the first quarter of 2016.

Data processing expenses, which are primarily volume-based, rose $0.3 million or 39% between the first quarter periods, which includes $0.2 million of merger-related processing expenses. The increase is otherwise in line with the increase in number of accounts and increased services, such as plastics processing. Intangible amortization declined as the core deposit intangible has aged under an accelerated amortization schedule. Other noninterest expense increased $0.2 million between the first quarter periods, attributable mostly to 2016 carrying merger-based expenses such as legal and consulting fees.

Income Taxes

For the three-month periods ending March 31, 2016 and 2015, income tax expense was $1.4 million and $1.7 million, respectively. U.S. GAAP requires that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. No valuation allowance was determined to be necessary as of March 31, 2016 or December 31, 2015.

BALANCE SHEET ANALYSIS

Loans

Nicolet services a diverse customer base throughout Northeast and Central Wisconsin and in Menominee, Michigan including the following industries: manufacturing, agriculture, wholesaling, retail, service, and businesses supporting the general building industry. It continues to concentrate its efforts in originating loans in its local markets and assisting its current loan customers. It actively utilizes government loan programs such as those provided by the U.S. Small Business Administration to help customers’ weather current economic conditions and position their businesses for the future.

Nicolet’s primary lending function is to make 1) commercial loans, consisting of commercial, industrial and business loans and lines of credit, owner-occupied commercial real estate (“CRE”) loans and agricultural (“AG”) production loans; 2) CRE loans, consisting of CRE investment loans, AG real estate, and construction and land development loans; 3) residential real estate loans, including residential first mortgages, residential junior mortgages (such as home equity loans and lines), and to a lesser degree residential construction loans; and 4) retail and other loans . Using the four broad groups the mix of loans at March 31, 2016 was 56% commercial, 18% CRE loans, 25% residential real estate, and 1% retail and other loans.

Total loans were $889 million at March 31, 2016 compared to $877 million at December 31, 2015 an increase of $12 million or 1.4%. Compared to March 31, 2015, loans grew $9 million or 1%. On average, loans were $885 million and $889 million for the first three months of 2016 and 2015, respectively, down 0.4%.

Table 6: Period End Loan Composition

	March 31, 2016		December 31, 2015		March 31, 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$305,994	34.4%	$294,419	33.6%	$292,218	33.2%
Owner-occupied CRE	181,851	20.5	185,285	21.1	179,194	20.4
AG production	13,735	1.5	15,018	1.7	14,228	1.6
AG real estate	40,826	4.6	43,272	4.9	41,141	4.7
CRE investment	81,727	9.2	78,711	9.0	81,068	9.2
Construction & land development	38,815	4.4	36,775	4.2	44,518	5.1
Residential construction	11,552	1.3	10,443	1.2	13,118	1.5
Residential first mortgage	157,248	17.7	154,658	17.6	155,186	17.6
Residential junior mortgage	50,427	5.7	51,967	5.9	53,452	6.1
Retail & other	6,533	0.7	6,513	0.8	5,683	0.6
Total loans	$888,708	100%	$877,061	100.0%	$879,806	100.0%

Broadly, commercial-based loans (i.e. commercial, AG, CRE and construction loans combined) versus retail-based loans (i.e. residential real estate and other retail loans) were unchanged at approximately 75% commercial-based and 25% retail-based at March 31, 2016 and December 31, 2015. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively as well as the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.

Commercial and industrial loans consist primarily of commercial loans to small businesses within a diverse range of industries and, to a lesser degree, to municipalities. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans increased $12 million since year end 2015. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and increased to 34.4% of the total portfolio at March 31, 2016, up from 33.6% at December 31, 2015.

Owner-occupied CRE loans declined to 20.5% of loans at March 31, 2016 from 21.1% at December 31, 2015 and primarily consist of loans within a diverse range of industries secured by business real estate that is occupied by borrowers (i.e. who operate their businesses out of the underlying collateral) and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral.

Agricultural production and agricultural real estate loans consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland. In total, agricultural loans decreased $4 million since year end 2015, representing 6.1% of total loans at March 31, 2016, versus 6.6% at December 31, 2015.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. The balance of these loans increased $3.0 million since year end 2015, increasing as a percent of loans from 9.0% to 9.2% at March 31, 2016.

Loans in the construction and land development portfolio represent 4.4% of total loans at March 31, 2016 and such loans provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis. Lending on originated loans in this category has remained steady as a percent of loans. Since December 31, 2015, balances have increased only $2.0 million and have increased slightly as a percent of loans.

On a combined basis, Nicolet’s residential real estate loans represent 24.7% of total loans at both March 31, 2016 and year-end 2015, while balances were up $2.1 million or 1.0% over December 31, 2015. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. Across the industry, home equities generally involve loans that are in second or junior lien positions, but Nicolet has secured many such loans in a first lien position, further mitigating the portfolio risks. Nicolet has not experienced significant losses in its residential real estate loans; however, if market values in the residential real estate markets decline, particularly in Nicolet’s market area, rising loan-to-value ratios could cause an increase in the provision for loan losses. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. Mortgage loans retained in the portfolio are typically of high quality and have historically had low net charge-off rates.

Loans in the retail and other classification represent less than 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and/or guaranty positions. The loan balances in this portfolio remained relatively unchanged from December 31, 2015 to March 31, 2016.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2016, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

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

Management allocates the ALLL by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve for the estimated shortfall is established for all loans determined to be impaired. The specific reserve in the ALLL is equal to the aggregate collateral or discounted cash flow shortfall calculated from the impairment analyses. Loans measured for impairment include nonaccrual loans, non-performing troubled debt-restructurings (“restructured loans”), or other loans determined to be impaired by management. Second, Nicolet’s management allocates ALLL with historical loss rates by loan segment. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels on an annual basis. The look-back period on which the average historical loss rates are determined is a rolling 20-quarter (5 year) average. Lastly, management allocates ALLL to the remaining loan portfolio using the qualitative factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience of each loan segment.

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

At March 31, 2016, the ALLL was $10.5 million compared to $10.3 million at December 31, 2015. The three-month increase was a result of a 2016 provision of $0.4 million offset by 2016 net charge-offs of $0.2 million. Comparatively, the provision for loan losses in the first three months of 2015 was $0.4 million and net charge-offs were $0.2 million. Annualized net charge-offs as a percent of average loans were 0.10% in the first three months of 2016 compared to 0.09% for the first three months of 2015 and 0.09% for the entire 2015 year. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ratio of the ALLL as a percentage of period-end loans was 1.18% at March 31, 2016 compared to 1.18% at December 31, 2015 and 1.08% at March 31, 2015. The ALLL to loans ratio is impacted by the accounting treatment of the 2013 acquisitions, which combined at their acquisition dates added no ALLL to the numerator and $284 million of loans into the denominator. Acquired loans were $131 million and $137 million at March 31, 2016 and December 31, 2015, respectively. The related allowance for acquired loans was $1.7 million and $1.6 million at March 31, 2016 and December 31, 2015, respectively. Growth in the ALLL to loans ratio is mostly a result of the provision for loan losses exceeding net charge-offs.

The largest portions of the ALLL were allocated to commercial & industrial loans and owner-occupied CRE loans combined, representing 53.5% and 55.0% of the ALLL at March 31, 2016 and December 31, 2015, respectively. The slight reduction in the allocation to these categories since December 31, 2015 was the result of minor changes to allowance allocations in conjunction with changes in loss histories.

Table 7: Loan Loss Experience

	For the three months ended		Year ended
(in thousands)	March 31, 2016	March 31, 2015	December 31, 2015
Allowance for loan losses (ALLL):
Balance at beginning of period	$10,307	$9,288	$9,288
Provision for loan losses	450	450	1,800
Charge-offs	240	212	883
Recoveries	(13)	(11)	(102)
Net charge-offs	227	201	781
Balance at end of period	$10,530	$9,537	$10,307

Net loan charge-offs (recoveries):
Commercial & industrial	$224	$14	$338
Owner-occupied CRE	(1)	153	225
Agricultural production	-	-	-
Agricultural real estate	-	-	-
CRE investment	(4)	(5)	33
Construction & land development	-	-	-
Residential construction	-	-	-
Residential first mortgage	(2)	32	64
Residential junior mortgage	(5)	-	99
Retail & other	15	7	22
Total net loans charged-off	$227	$201	$781

ALLL to total loans	1.18%	1.08%	1.18%
ALLL to net charge-offs	1,159.7%	1,186.2%	1,319.7%
Net charge-offs to average loans, annualized	0.10%	0.09%	0.09%

The allocation of the ALLL is based on Nicolet’s estimate of loss exposure by category of loans and is shown in Table 8 for March 31, 2016 and December 31, 2015.

Table 8: Allocation of the Allowance for Loan Losses

(in thousands)	March 31, 2016	% of Loan Type to Total Loans	December 31, 2015	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$3,512	34.4%	$3,721	33.6%
Owner-occupied CRE	2,115	20.5	1,933	21.1
Agricultural production	73	1.5	85	1.7
Agricultural real estate	394	4.6	380	4.9
CRE investment	871	9.2	785	9.0
Construction & land development	1,595	4.4	1,446	4.2
Residential construction	152	1.3	147	1.2
Residential first mortgage	1,260	17.7	1,240	17.6
Residential junior mortgage	480	5.7	496	5.9
Retail & other	78	0.7	74	0.8
Total ALLL	$10,530	100.0%	$10,307	100.0%
ALLL category as a percent of total ALLL:
Commercial & industrial	33.4%		36.2%
Owner-occupied CRE	20.1		18.8
Agricultural production	0.7		0.8
Agricultural real estate	3.7		3.7
CRE investment	8.3		7.6
Construction & land development	15.1		14.0
Residential construction	1.4		1.4
Residential first mortgage	12.0		12.0
Residential junior mortgage	4.6		4.8
Retail & other	0.7		0.7
Total ALLL	100.0%		100.0%

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $4.4 million (consisting of $1.9 million originated loans and $2.5 million acquired loans) at March 31, 2016 compared to $3.5 million at December 31, 2015 (consisting of $0.6 million originated loans and $2.9 million acquired loans). Of the $16.7 million nonaccrual loans initially acquired in the 2013 acquisitions, $2.5 million remain which are included in the $4.4 million of nonaccruals at March 31, 2016. Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $4.8 million at March 31, 2016 compared to $3.9 million at December 31, 2015. OREO remained unchanged from $0.4 million at year end 2015. OREO at March 31, 2016 and December 31, 2015, included land which was moved from active to inactive status and written down to a fair value of $315,000. Nonperforming assets as a percent of total assets were 0.39% at March 31, 2016 compared to 0.32% at December 31, 2015.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $9.0 million (1.0% of loans) and $9.2 million (1.0% of loans) at March 31, 2016 and December 31, 2015, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 9: Nonperforming Assets

(in thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Nonaccrual loans:
Commercial & industrial	$1,044	$204	$602
Owner-occupied CRE	1,293	951	1,050
AG production	12	13	-
AG real estate	219	230	499
CRE investment	593	1,040	797
Construction & land development	270	280	750
Residential construction	—	—	—
Residential first mortgage	838	674	1,366
Residential junior mortgage	149	141	168
Retail & other	—	—	—
Total nonaccrual loans	4,418	3,533	5,232
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$4,418	$3,533	$5,232
OREO:
CRE investment	$32	$52	$544
Owner-occupied CRE	29	—	127
Construction & land development	—	—	139
Residential real estate owned	—	—	256
Bank property real estate owned	315	315	500
Total OREO	376	367	1,566
Total nonperforming assets	$4,794	$3,900	$6,798
Total restructured loans accruing	$—	$—	$3,715
Ratios
Nonperforming loans to total loans	0.50%	0.40%	0.59%
Nonperforming assets to total loans plus OREO	0.54%	0.44%	0.77%
Nonperforming assets to total assets	0.39%	0.32%	0.56%
ALLL to nonperforming loans	238.3%	291.7%	182.3%
ALLL to total loans	1.18%	1.18%	1.08%

Table 10: Investment Securities Portfolio

	March 31, 2016			December 31, 2015
(in thousands)	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Government sponsored enterprises	$287	$300	-%	$287	$294	-%
State, county and municipals	104,393	105,181	61	104,768	105,021	61
Mortgage-backed securities	61,817	62,365	36	61,600	61,464	36
Corporate debt securities	1,700	1,700	1	1,140	1,140	1
Equity securities	3,196	4,924	2	3,196	4,677	2
Total	$171,393	$174,470	100%	$170,991	$172,596	100%

At March 31, 2016 the total carrying value of investment securities was $174 million, up from $173 million at December 31, 2015, and represented 14.0% and 14.2% of total assets at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity.

In addition to securities available for sale, Nicolet had other investments of $8 million at March 31, 2016 and December 31, 2015, consisting of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System, respectively), and the Federal Agricultural Mortgage Corporation, as well as equity investments in other privately-traded companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus not liquid, have no ready market or quoted market value, and are carried at cost. The remaining investments have no quoted market prices, and are carried at cost less other than temporary impairment (“OTTI”) charges, if any. Nicolet’s management evaluates all these other investments periodically for impairment, considering financial condition and other available relevant information. There were no OTTI charges recorded in 2015 or year to date 2016.

Table 11: Investment Securities Portfolio Maturity Distribution

	As of March 31, 2016
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
(in thousands)
U.S. government sponsored enterprises	$—	—%	$146	1.5%	$141	2.1%	$—	—%	$—	—%	$287	1.8%	$300
State and county municipals (1)	6,029	2.7	76,066	2.4	21,788	2.5	510	4.6	—	—	104,393	2.4	105,181
Mortgage-backed securities	—	—	—	—	—	—	—	—	61,817	3.0	61,817	3.0	62,365
Corporate debt securities	—	—	—	—	—	—	1,700	6.0	—	—	1,700	6.0	1,700
Equity securities	—	—	—	—	—	—	—	—	3,196	6.2	3,196	6.2	4,924
Total amortized cost	$6,029	2.7%	$76,212	2.4%	$21,929	2.5%	$2,210	5.7%	$65,013	3.2%	$171,393	2.7%	$174,470
Total fair value and carrying value	$6,037		$76,493		$22,409		$2,242		$67,289				$174,470
As a percent of total fair value	3%		44%		13%		1%		39%				100%

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Deposits

Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Included in total deposits in Table 12 are brokered deposits of $26 million at March 31, 2016 and December 31, 2015.

Table 12: Deposits

	March 31, 2016		December 31, 2015
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$221,807	20.6%	$226,554	21.5%
Money market and NOW accounts	505,330	46.7%	486,677	46.1%
Savings	145,403	13.4%	136,733	12.9%
Time	208,932	19.3%	206,453	19.5%
Total deposits	$1,081,472	100.0%	$1,056,417	100.0%

Total deposits were $1.08 billion at March 31, 2016, up $25 million or 2% since December 31, 2015. On average for the first three months of 2016, total deposits were $1.07 billion, up $26 million from the comparable 2015 period. On average, the mix of deposits changed between the comparable first quarter periods, with 2016 carrying more savings and demand accounts (i.e. noninterest-bearing) and less time, money market, and NOW accounts.

Table 13: Average Deposits

	For the three months ended
	March 31, 2016		March 31, 2015
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$224,834	21.1%	$198,985	19.1%
Money market and NOW accounts	490,159	46.0%	479,013	46.1%
Savings	141,962	13.3%	121,954	11.7%
Time	208,294	19.6%	239,764	23.1%
Total	$1,065,249	100.0%	$1,039,716	100.0%

Table 14: Maturity Distribution of Certificates of Deposit of $100,000 or More

(in thousands)	March 31, 2016
3 months or less	$5,803
Over 3 months through 6 months	6,938
Over 6 months through 12 months	23,239
Over 12 months	60,021
Total	$96,001

Other Funding Sources

Other funding sources, which include short-term and long-term borrowings (notes payable, junior subordinated debentures, and subordinated notes), were $40 million at March 31, 2016 and December 31, 2015. Short-term borrowings consist mainly of customer repurchase agreements maturing in less than three months or federal funds purchased. There were no short-term borrowings outstanding at March 31, 2016 or December 31, 2015. Long-term borrowings include a joint venture note and FHLB advances, totaling $15 million at March 31, 2016 and December 31, 2015. Junior subordinated debentures are another long-term funding source totaling $12.6 million and $12.5 million at March 31, 2016 and December 31, 2015, respectively. Junior subordinated debentures of $6.2 million were issued in July 2004 in connection with the issuance of $6.0 million of trust preferred securities. Acquired junior subordinated debentures of $10.3 million issued in connection with $10.0 million of trust preferred securities were assumed in the 2013 Mid-Wisconsin merger and initially recorded at the fair market value of $5.8 million, with the discount being accreted to interest expense over the remaining life of the debentures. Subordinated notes provide additional funding and are classified as Tier 2 capital. Total subordinated notes of $12 million were issued in 2015. Further information regarding these notes payable, junior subordinated debentures, and subordinated notes is located in “Note 6 – Notes Payable,” “Note 7 – Junior Subordinated Debentures,” and “Note 8 – Subordinated Notes” in the notes to the unaudited consolidated financial statements.

Additional funding sources consist of a $10 million available and unused line of credit at the holding company, $143 million of available and unused federal funds purchased lines, and available total borrowing capacity at the FHLB of $65 million of which $6 million was used at March 31, 2016.

Off-Balance Sheet Obligations

As of March 31, 2016 and December 31, 2015, Nicolet had the following commitments that did not appear on its balance sheet:

Table 15: Commitments

	March 31,	December 31,
	2016	2015
(in thousands)
Commitments to extend credit — fixed and variable rate	$297,369	$302,591
Financial letters of credit — fixed rate	3,503	2,610
Standby letters of credit — fixed rate	4,069	4,314

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

Funds are available from a number of basic banking activity sources including but not limited to the core deposit base, the repayment and maturity of loans, investment securities calls, maturities, and sales, and funds obtained through brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Approximately $24 million of the $174 million investment securities portfolio on hand at March 31, 2016 was pledged to secure public deposits, short-term borrowings, repurchase agreements, and for other purposes as required by law. Other funding sources available include short-term borrowings, federal funds purchased, and long-term borrowings.

Cash and cash equivalents at March 31, 2016 and December 31, 2015 were approximately $98 million and $84 million, respectively. The increased cash and cash equivalents since year-end 2015 was predominantly due to strong growth in customer deposits, somewhat counter to Nicolet’s historical deposit behaviors for a first quarter period, followed by deployment of that cash partly into loans, while cash provided by investment maturities, calls or paydowns funded investment purchases. Nicolet’s liquidity resources were sufficient as of March 31, 2016 to fund loans and to meet other cash needs as necessary.

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

Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps decrease in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on this analysis on financial data at March 31, 2016, the projected changes in net interest income over a one-year time horizon, versus the baseline, was -1.4%, -0.5%, 0.0% and 0.1% for the -200, -100, +100 and +200 bps scenarios, respectively; such results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.

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

At March 31, 2016, Nicolet’s capital structure includes $12.2 million (or 11% of total capital) of preferred stock and $102.4 million (or 89%) of common stock equity. Beginning in the fourth quarter of 2013, given growth in qualifying small business loans, Nicolet qualified for a 1% annual dividend rate on its preferred stock issued to the Treasury related to its participation in the SBLF, compared to the previous 5% annual rate paid by Nicolet. This 1% rate adjusted to 9% effective March 1, 2016 according to the terms of the Securities Purchase Agreement.

Nicolet’s common equity to total assets at March 31, 2016 of 8.23% increased from 8.01% at December 31, 2015 and continues to reflect capacity to capitalize on opportunities. Further, Nicolet’s investors have demonstrated a strong commitment to capital, providing common capital when needed, with the two most recent examples being a December 2008 private placement raising $9.5 million in common capital as we entered the economic crisis and the April 2013 private placement raising $2.9 million in common capital alongside the predominately stock-for-stock Mid-Wisconsin merger which added $9.7 million in common capital. Additionally, in the first quarter of 2016, Nicolet issued $1.2 million of common stock in connection with the private acquisition of financial advisory business, which is further described in “Note 10 – Acquisition,” in the notes to the unaudited consolidated financial statements. Book value per common share increased 4% to $24.36 at March 31, 2016 from $23.42 at year end 2015 aided by retained earnings and the common stock issued with the acquisition noted above. During early 2014, a common stock repurchase program was approved which authorized, with subsequent modifications, the use of up to $18 million to repurchase up to 800,000 shares of outstanding common stock. Through December 31, 2015, $9.8 million was used to repurchase and cancel 403,695 total shares at a weighted average price per share of $24.27 including commissions. Given the pending merger with Baylake, Nicolet suspended its repurchase program and no shares were repurchased since September 8, 2015.

As shown in Table 16, Nicolet’s regulatory capital ratios remain well above minimum regulatory ratios. At March 31, 2016, Nicolet’s Total, Tier 1, Common Equity Tier 1 (“CET1”) risk-based ratios and its leverage ratio were 14.9%, 12.6%, 10.0% and 9.9%, respectively, compared to the minimum requirements of 8.0%, 6.0%, 4.5% and 4.0%, respectively. Also, at March 31, 2016, Nicolet National Bank’s Total, Tier 1, CET1 and leverage ratios were 13.2%, 12.1%, 12.1% and 9.5%, respectively, and qualify the Bank as well-capitalized under the prompt-corrective action framework with hurdles of 10%, 8%, 6.5% and 5%, respectively. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth.

A source of income and funds for Nicolet as the parent company of Nicolet National Bank are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by federal regulatory agencies. At March 31, 2016, the Bank could pay dividends of approximately $4.9 million without seeking regulatory approval. During 2015 and 2014, the Bank paid $11 million and $9 million of dividends, respectively, to the parent company, and paid no dividends during the first quarter of 2016.

A summary of Nicolet’s and Nicolet National Bank’s regulatory capital amounts and ratios as of March 31, 2016 and December 31, 2015 are presented in the following table.

Table 16: Capital

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of March 31, 2016:
Company
Total capital	$143,321	14.9%	$77,115	8.0%
Tier 1 capital	120,933	12.6	57,836	6.0
CET 1 capital	96,826	10.0	43,377	4.5
Leverage	120,933	9.9	48,778	4.0

Bank
Total capital	$125,133	13.2%	$76,011	8.0%	$95,014	10.0%
Tier 1 capital	114,603	12.1	57,008	6.0	76,011	8.0
CET 1 capital	114,603	12.1	42,756	4.5	61,759	6.5
Leverage	114,603	9.5	48,222	4.0	60,278	5.0

As of December 31, 2015:
Company
Total capital	$140,691	14.8%	$75,972	8.0%
Tier I capital	118,535	12.5	56,979	6.0
CET 1 capital	94,346	9.9	42,697	4.5
Leverage	118,535	10.0	47,627	4.0

Bank
Total capital	$122,206	13.1%	$74,903	8.0%	$93,629	10.0%
Tier 1 capital	111,899	12.0	56,178	6.0	74,903	8.0
CET 1 capital	111,899	12.0	42,133	4.5	60,859	6.5
Leverage	111,899	9.5	47,036	4.0	58,794	5.0

(1)	The total capital ratio is defined as Tier 1 capital plus Tier 2 capital divided by total risk-weighted assets. The Tier 1 capital ratio is defined as Tier 1 capital divided by total risk-weighted assets. The leverage ratio is defined as Tier 1 capital divided by the most recent quarter’s average total assets, adjusted in accordance with regulatory guidelines.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

The tables above calculate and present regulatory capital based upon the capital ratio requirements under Basel III that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer will be added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At the present time, the ratios for the Company and Bank are sufficient to meet the fully phased-in conservation buffer.

Future Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance to Accounting Standards Update 2015-09 Stock Compensation Improvements to Employee Share-Based Payment Activity intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification on the statement of cash flows. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See section “Interest Rate Sensitivity Management” of Management Discussion & Analysis under Part 1, Item 2.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2016, Nicolet hired a group of financial advisors and purchased their book of business. The consideration Nicolet paid for this business included cash plus the issuance of 19,650 shares of Nicolet common stock, which were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Commencing on February 24, 2016, Nicolet’s common stock is traded on the Nasdaq Capital Market under the symbol NCBS. Following are Nicolet’s monthly common stock purchases during the first quarter of 2016.

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
	(#)	($)	(#)	(#)
Period
January 1 – January 31, 2016	924	$32.00	—	211,000
February 1 – February 29, 2016	—	—	—	211,000
March 1 – March 31, 2016	—	—	—	211,000
Total	924	$32.00	—	211,000

(a)	During the first quarter of 2016, the Company repurchased 924 shares for minimum tax withholding settlements on restricted stock. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors’ authorization.

(b)	During early 2014, a common stock repurchase program was approved which authorized, with subsequent modifications, the use of up to $18 million to repurchase up to 800,000 shares of outstanding common stock. At March 31, 2016, approximately $8.2 million remained available to repurchase common shares. Using a closing stock price on March 31, 2016 of $38.85, a total of approximately 211,000 shares of common stock could be repurchased under this plan. Nicolet has not repurchased any of its shares under this repurchase program since the announcement of the merger with Baylake in September 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

NICOLET BANKSHARES, INC.

April 28, 2016	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

April 28, 2016	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer

