Form 10-Q
period 2016-06-30
NICOLET BANKSHARES INC
filed 2016-08-04
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from…………to………………

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

As of July 31, 2016 there were 8,607,501 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)
Assets
Cash and due from banks	$62,290	$11,947
Interest-earning deposits	34,265	70,755
Federal funds sold	5,308	917
Cash and cash equivalents	101,863	83,619
Certificates of deposit in other banks	4,926	3,416
Securities available for sale (“AFS”)	371,387	172,596
Other investments	14,637	8,135
Loans held for sale	6,890	4,680
Loans	1,560,557	877,061
Allowance for loan losses	(10,947)	(10,307)
Loans, net	1,549,610	866,754
Premises and equipment, net	47,118	29,613
Bank owned life insurance (“BOLI”)	33,412	28,475
Goodwill and other intangibles	90,271	3,793
Accrued interest receivable and other assets	36,671	13,358
Total assets	$2,256,785	$1,214,439

Liabilities and Stockholders’ Equity
Liabilities:
Demand	$437,810	$226,554
Money market and NOW accounts	912,044	486,677
Savings	211,905	136,733
Time	332,476	206,453
Total deposits	1,894,235	1,056,417
Short-term borrowings	11,170	-
Notes payable	6,000	15,412
Junior subordinated debentures	24,514	12,527
Subordinated notes	11,867	11,849
Accrued interest payable and other liabilities	24,726	8,547
Total liabilities	1,972,512	1,104,752

Stockholders’ Equity:
Preferred equity	12,200	12,200
Common stock	86	42
Additional paid-in capital	212,173	45,220
Retained earnings	56,584	51,059
Accumulated other comprehensive income (“AOCI”)	2,933	980
Total Nicolet Bankshares, Inc. stockholders’ equity	283,976	109,501
Noncontrolling interest	297	186
Total stockholders’ equity and noncontrolling interest	284,273	109,687
Total liabilities, noncontrolling interest and stockholders’ equity	$2,256,785	$1,214,439
Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	12,200	12,200
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	8,598,688	4,154,377
Common shares issued	8,648,503	4,191,067

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans, including loan fees	$16,836	$10,783	$28,406	$22,762
Investment securities:
Taxable	762	365	1,166	759
Non-taxable	391	264	653	535
Other interest income	362	119	555	219
Total interest income	18,351	11,531	30,780	24,275
Interest expense:
Money market and NOW accounts	605	558	1,095	1,124
Savings and time deposits	718	750	1,383	1,493
Short-term borrowings	5	-	5	-
Notes payable	74	166	224	330
Junior subordinated debentures	324	219	550	436
Subordinated notes	159	125	318	176
Total interest expense	1,885	1,818	3,575	3,559
Net interest income	16,466	9,713	27,205	20,716
Provision for loan losses	450	450	900	900
Net interest income after provision for loan losses	16,016	9,263	26,305	19,816
Noninterest income:
Service charges on deposit accounts	870	612	1,463	1,121
Trust services fee income	1,465	1,236	2,627	2,440
Mortgage income, net	1,132	985	1,703	1,859
Brokerage fee income	788	169	1,098	339
Bank owned life insurance	312	255	562	497
Rent income	273	282	535	566
Investment advisory fees	95	85	195	203
Gain on sale or writedown of assets, net	100	740	95	951
Other income	1,335	530	1,970	988
Total noninterest income	6,370	4,894	10,248	8,964
Noninterest expense:
Salaries and employee benefits	8,884	5,668	14,232	11,359
Occupancy, equipment and office	2,508	1,733	4,306	3,518
Business development and marketing	790	550	1,368	1,035
Data processing	1,421	890	2,577	1,721
FDIC assessments	239	163	382	327
Intangibles amortization	874	260	1,123	535
Other expense	2,803	460	3,549	1,031
Total noninterest expense	17,519	9,724	27,537	19,526

Income before income tax expense	4,867	4,433	9,016	9,254
Income tax expense	1,545	1,463	2,994	3,171
Net income	3,322	2,970	6,022	6,083
Less: net income attributable to noncontrolling interest	65	35	111	68
Net income attributable to Nicolet Bankshares, Inc.	3,257	2,935	5,911	6,015
Less: preferred stock dividends	274	61	386	122
Net income available to common shareholders	$2,983	$2,874	$5,525	$5,893

Basic earnings per common share	$0.41	$0.72	$0.97	$1.47
Diluted earnings per common share	$0.39	$0.66	$0.91	$1.36
Weighted average common shares outstanding:
Basic	7,257,218	4,007,368	5,719,651	4,019,279
Diluted	7,629,175	4,366,295	6,041,543	4,337,780

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$3,322	$2,970	$6,022	$6,083
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses) arising during the period	1,770	(1,010)	3,242	(85)
Reclassification adjustment for net gains included in net income	(40)	(630)	(40)	(630)
Income tax (expense) benefit	(675)	640	(1,249)	279
Total other comprehensive income (loss)	1,055	(1,000)	1,953	(436)
Comprehensive income	$4,377	$1,970	$7,975	$5,647

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance December 31, 2015	$12,200	$42	$45,220	$51,059	$980	$186	$109,687
Comprehensive income:
Net income	-	-	-	5,911	-	111	6,022
Other comprehensive income	-	-	-	-	1,953	-	1,953
Stock compensation expense	-	-	768	-	-	-	768
Exercise of stock options, net	-	-	227	-	-	-	227
Issuance of common stock	-	1	65	-	-	-	66
Issuance of common stock in acquisitions, net of capitalized issuance costs of $260	-	44	164,991	-	-	-	165,035
Purchase and retirement of common stock	-	(1)	(280)	-	-	-	(281)
Equity awards assumed in acquisition	-	-	1,182	-	-	-	1,182
Preferred stock dividends	-	-	-	(386)	-	-	(386)
Balance, June 30, 2016	$12,200	$86	$212,173	$56,584	$2,933	$297	$284,273

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$6,022	$6,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,166	2,220
Provision for loan losses	900	900
Increase in cash surrender value of life insurance	(562)	(497)
Stock compensation expense	768	593
Gain on sale of assets, net	(95)	(951)
Gain on sale of loans held for sale, net	(1,642)	(1,859)
Proceeds from sale of loans held for sale	89,012	110,426
Origination of loans held for sale	(88,830)	(105,255)
Net change in:
Accrued interest receivable and other assets	(392)	(441)
Accrued interest payable and other liabilities	(2,797)	1,028
Net cash provided by operating activities	5,550	12,247
Cash Flows From Investing Activities:
Net decrease in certificates of deposit in other banks	490	6,217
Net decrease (increase) in loans	6,811	(707)
Purchases of securities AFS	(35,738)	(15,460)
Proceeds from sales of securities AFS	15,849	13,883
Proceeds from calls and maturities of securities AFS	14,327	13,863
Purchase of other investments	(85)	(52)
Net increase in premises and equipment	(2,999)	(503)
Proceeds from sales of other real estate and other assets	314	2,156
Proceeds from redemption of BOLI	21,549	-
Net cash received in business combination	66,517	-
Net cash provided by investing activities	87,035	19,397
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	15,485	(59,964)
Net increase (decrease) in short-term borrowings	(37,917)	10,000
Repayments of notes payable	(51,519)	(130)
Proceeds from issuance of subordinated notes, net	-	11,820
Purchase and retirement of common stock	(281)	(3,794)
Capitalized issuance costs	(260)	-
Proceeds from issuance of common stock	66	54
Proceeds from exercise of common stock options, net	227	550
Cash dividends paid on preferred stock	(142)	(122)
Net cash used by financing activities	(74,341)	(41,586)
Net increase (decrease) in cash and cash equivalents	18,244	(9,942)
Cash and cash equivalents:
Beginning	$83,619	$68,708
Ending	$101,863	$58,766
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,375	$3,579
Cash paid for taxes	3,150	2,040
Transfer of loans and bank premises to other real estate owned	33	830
Acquisitions
Fair value of assets acquired	1,035,517	—
Fair value of liabilities assumed	936,621	—
Net assets acquired	98,896	—

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

Critical Accounting Policies and Estimates

Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, useful lives for depreciation and amortization, fair value of financial instruments, deferred tax assets, uncertain income tax positions and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses, the assessment of deferred tax assets and liabilities, and the valuation of loans acquired in acquisitions; therefore, these are critical accounting policies. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes in applicable banking regulations, and changes to deferred tax estimates. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

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

Note 2 – Acquisitions

On April 29, 2016, the Company consummated its merger with Baylake Corp. (“Baylake”), pursuant to the Agreement and Plan of Merger by and between the Company and Baylake dated September 8, 2015, (the “Merger Agreement”), whereby Baylake was merged with and into the Company, and Baylake Bank, Baylake’s wholly owned commercial bank subsidiary serving northeastern Wisconsin, was merged with and into Nicolet National Bank. The system integration was completed, and 21 branches of Baylake opened, on May 2, 2016, as Nicolet National Bank branches, expanding its presence into Door, Kewaunee, and Manitowoc Counties, Wisconsin. Concurrently, Nicolet closed one of its Brown County locations, bringing the Bank’s footprint to 42 branches.

The purpose of the merger was for strategic reasons beneficial to the Company. The acquisition is consistent with its plan to drive growth and efficiency through increased scale, leverage the strengths of each bank across the combined customer base, enhance profitability, and add liquidity and shareholder value.

Pursuant to the terms of the Merger Agreement, Baylake shareholders received 0.4517 shares of the Company’s common stock for each outstanding share of Baylake common stock (except for Baylake shares pre-owned by the Company at the time of the merger), and cash in lieu of any fractional share. Pre-existing Baylake equity awards (restricted stock units and stock options) immediately vested upon consummation of the merger. The Company issued 0.4517 shares of its common stock for each vesting Baylake restricted stock unit, and Nicolet assumed, after appropriate adjustment by the 0.4517 exchange ratio, all pre-existing Baylake stock options. As a result, the Company issued 4,344,243 shares of the Company’s common stock, for common stock consideration of $163.3 million (based on $37.58 per share, the volume weighted average closing price of the Company’s common stock over the preceding 20 trading day period, and recorded an additional $1.2 million consideration for the assumed stock options. Approximately $0.3 million in direct stock issuance costs for the merger were incurred and charged against additional paid in capital, bringing the total purchase price to $164.2 million.

The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Baylake prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of core deposit intangibles, securities, premises and equipment, loans, OREO, BOLI and other assets, deposits, debt and deferred taxes with the assistance of third party valuations, appraisals, and third party advisors. The estimated fair values will be subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period of approximately one year from consummation.

The fair value of the assets acquired and liabilities assumed on April 29, 2016 was as follows:

(in millions)	As recorded by Baylake Corp	Fair Value Adjustments	As Recorded by Nicolet
Cash, cash equivalents and securities available for sale	$262	$1	$263
Loans	710	(19)	691
Other real estate owned	3	(2)	1
Core deposit intangible	1	16	17
Fixed assets and other assets	71	(8)	63
Total assets acquired	$1,047	$(12)	$1,035

Deposits	$822	$-	$822
Junior subordinated debentures, borrowings and other liabilities	116	(1)	115
Total liabilities acquired	$938	$(1)	$937

Excess of assets acquired over liabilities acquired	$109	$(11)	$98
Less: purchase price			164
Goodwill			$66

Note 2 – Acquisitions continued

The following unaudited pro forma information presents the results of operations for three months and six months ended June 30, 2016 and 2015, as if the acquisition had occurred January 1 of each period. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
(in thousands, except per share data)
Total revenues, net of interest expense	$26,831	$26,294	$53,434	$52,685
Net income	4,343	5,704	10,214	11,400
Diluted earnings per share	$0.46	$0.64	$1.10	$1.28

During the first quarter of 2016, Nicolet agreed in a private transaction to hire a select group of financial advisors and purchase their respective books of business, as well as their operating platform, to enhance the leadership and future growth of the Company’s wealth management business. The transaction was effected in phases and completed April 1, 2016. The Company paid $4.9 million total initial consideration, including $0.8 million cash, $2.6 million of Nicolet common stock, and recorded a $1.5 million earn-out liability payable to one principal in the future (which may require adjustment based on change in initial business purchased over a period, but not contingent upon the principal’s employment). The Company initially recorded $0.4 million of goodwill, $0.2 million of fixed assets, and $4.3 million of customer intangible (a portion amortizing straight-line over 10 years and a portion over 15 years). The transaction will impact the income statement primarily within brokerage income, personnel expense, and intangibles amortization.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
(In thousands except per share data)
Net income, net of noncontrolling interest	$3,257	$2,935	$5,911	$6,015
Less: preferred stock dividends	274	61	386	122
Net income available to common shareholders	$2,983	$2,874	$5,525	$5,893
Weighted average common shares outstanding	7,257	4,007	5,720	4,019
Effect of dilutive stock instruments	372	359	322	319
Diluted weighted average common shares outstanding	7,629	4,366	6,042	4,338
Basic earnings per common share*	$0.41	$0.72	$0.97	$1.47
Diluted earnings per common share*	$0.39	$0.66	$0.91	$1.36

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

No shares were outstanding at June 30, 2016 which were excluded from the calculation of diluted earnings per common share as anti-dilutive. Options to purchase approximately 0.2 million shares were outstanding at June 30, 2015, but were excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

Note 4 – Stock-based Compensation

A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Company’s stock at the date of grant is used to estimate the value of restricted stock awards. The weighted average assumptions used in the model for valuing option grants were as follows:

	Six months ended June 30, 2016	Year ended December 31, 2015
Dividend yield	0%	0%
Expected volatility	25%	25%
Risk-free interest rate	1.61%	1.68%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$10.75	$8.11

Activity in the Company’s Stock Incentive Plans is summarized in the following tables:

Stock Options	Weighted- Average Fair Value of Options Granted	Option Shares Outstanding	Weighted- Average Exercise Price	Exercisable Shares
Balance – December 31, 2014		967,859	$19.30	630,121
Granted	$8.11	162,000	26.66
Exercise of stock options*		(381,505)	18.00
Forfeited		(2,350)	19.61
Balance – December 31, 2015		746,004	21.56	325,979
Granted	$10.75	35,000	35.63
Options assumed in acquisition		91,701	21.03
Exercise of stock options*		(23,052)	22.46
Forfeited		(656)	19.17
Balance – June 30, 2016		848,997	$22.06	457,510

*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements.

Options outstanding at June 30, 2016 are exercisable at option prices ranging from $9.19 to $38.10. There are 329,163 options outstanding in the range from $9.19 - $20.00, 268,397 in the range from $20.01 - $25.00, 172,332 in the range from $25.01 - $30.00, and 79,105 options outstanding in the range from $30.01 - $38.10. At June 30, 2016, the exercisable options have a weighted average remaining contractual life of approximately 5 years and a weighted average exercise price of $19.66.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The total intrinsic value of options exercised in the first six months of 2016, and full year of 2015 was approximately $0.3 million, and $5.2 million, respectively.

Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Shares Outstanding
Balance – December 31, 2014	$18.62	66,231
Granted	-	-
Vested*	19.26	(29,261)
Forfeited	16.50	(280)
Balance – December 31, 2015	18.70	36,690
Granted	31.33	25,202
Vested *	20.01	(12,077)
Forfeited	-	-
Balance – June 30, 2016	$24.77	49,815

*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly 3,653 shares were surrendered during the six months ended June 30, 2016 and 7,715 shares were surrendered during the twelve months ended December 31, 2015.

Note 4 – Stock-based Compensation, continued

The Company recognized approximately $0.8 million and $0.6 million of stock-based employee compensation expense during the six months ended June 30, 2016 and 2015, respectively, associated with its stock equity awards. As of June 30, 2016, there was approximately $3.5 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately three years.

Note 5 – Securities Available for Sale

Amortized costs and fair values of securities available for sale are summarized as follows:

	June 30, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$2,473	$27	$-	$2,500
State, county and municipals	184,704	2,266	37	186,933
Mortgage-backed securities	166,315	2,023	73	168,265
Corporate debt securities	10,457	135	-	10,592
Equity securities	2,631	479	13	3,097
	$366,580	$4,930	$123	$371,387

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. government sponsored enterprises	$287	$7	$-	$294
State, county and municipals	104,768	497	244	105,021
Mortgage-backed securities	61,600	418	554	61,464
Corporate debt securities	1,140	-	-	1,140
Equity securities	3,196	1,504	23	4,677
	$170,991	$2,426	$821	$172,596

Note 5 – Securities Available for Sale, continued

The following table represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$10,539	$12	$6,133	$25	$16,672	$37
Mortgage-backed securities	10,288	17	4,254	56	14,542	73
Equity securities	195	13	-	-	195	13
	$21,022	$42	$10,387	$81	$31,409	$123

	December 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$34,283	$112	$12,702	$132	$46,985	$244
Mortgage-backed securities	22,228	167	13,750	387	35,978	554
Equity securities	408	23	-	-	408	23
	$56,919	$302	$26,452	$519	$83,371	$821

At June 30, 2016 the Company had $0.1 million of gross unrealized losses related to 64 securities. As of June 30, 2016, the Company does not consider securities with unrealized losses to be other-than-temporarily impaired as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the six-month periods ending June 30, 2016 or June 30, 2015.

The amortized cost and fair values of securities available for sale at June 30, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fair values of securities are estimated based on financial models or prices paid for the same or similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	June 30, 2016
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$12,859	$12,878
Due in one year through five years	90,720	91,586
Due after five years through ten years	85,057	86,341
Due after ten years	8,998	9,220
	197,634	200,025
Mortgage-backed securities	166,315	168,265
Equity securities	2,631	3,097
Securities available for sale	$366,580	$371,387

Proceeds from sales of securities available for sale during the first six months of 2016 and 2015 were approximately $15.8 million and $13.9 million, respectively. Gains of approximately $50,000 and $0.6 million were realized during the first six months of 2016 and 2015, respectively. Losses of approximately $10,000 were realized on sales of securities during the first six months of 2016. No losses were realized on sales of securities during the first six months of 2015.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality

The loan composition as of June 30, 2016 and December 31, 2015 is summarized as follows.

	Total
	June 30, 2016		December 31, 2015
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$427,093	27.4%	$294,419	33.6%
Owner-occupied commercial real estate (“CRE”)	359,401	23.0	185,285	21.1
Agricultural (“AG”) production	32,646	2.1	15,018	1.7
AG real estate	53,005	3.4	43,272	4.9
CRE investment	199,585	12.8	78,711	9.0
Construction & land development	68,957	4.4	36,775	4.2
Residential construction	20,434	1.3	10,443	1.2
Residential first mortgage	287,722	18.4	154,658	17.6
Residential junior mortgage	97,509	6.3	51,967	5.9
Retail & other	14,205	0.9	6,513	0.8
Loans	1,560,557	100.0%	877,061	100.0%
Less allowance for loan losses	10,947		10,307
Loans, net	$1,549,610		$866,754
Allowance for loan losses to loans	0.70%		1.18%

	Originated
	June 30, 2016		December 31, 2015
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$305,517	38.1%	$284,023	38.4%
Owner-occupied CRE	163,046	20.3	153,563	20.7
AG production	7,102	0.9	6,849	0.9
AG real estate	26,063	3.3	25,464	3.4
CRE investment	65,153	8.1	58,949	8.0
Construction & land development	33,000	4.1	27,231	3.7
Residential construction	14,391	1.8	10,443	1.4
Residential first mortgage	132,422	16.5	122,373	16.5
Residential junior mortgage	46,230	5.8	44,889	6.1
Retail & other	8,496	1.1	6,351	0.9
Loans	801,420	100.0%	740,135	100.0%
Less allowance for loan losses	9,337		8,714
Loans, net	$792,083		$731,421
Allowance for loan losses to loans	1.17%		1.18%

	Acquired
	June 30, 2016		December 31, 2015
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$121,576	16.0%	$10,396	7.6%
Owner-occupied CRE	196,355	25.9	31,722	23.2
AG production	25,544	3.4	8,169	6.0
AG real estate	26,942	3.5	17,808	13.0
CRE investment	134,432	17.7	19,762	14.4
Construction & land development	35,957	4.8	9,544	7.0
Residential construction	6,043	0.8	-	-
Residential first mortgage	155,300	20.5	32,285	23.5
Residential junior mortgage	51,279	6.7	7,078	5.2
Retail & other	5,709	0.7	162	0.1
Loans	759,137	100.0%	136,926	100.0%
Less allowance for loan losses	1,610		1,593
Loans, net	$757,527		$135,333
Allowance for loan losses to loans	0.21%		1.16%

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

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

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the six months ended June 30, 2016:

	TOTAL – Six Months Ended June 30, 2016
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,721	$1,933	$85	$380	$785	$1,446	$147	$1,240	$496	$74	$10,307
Provision	345	491	12	40	170	(385)	72	85	11	59	900
Charge-offs	(262)	-	-	-	-	-	-	-	(12)	(24)	(298)
Recoveries	17	2	-	-	8	-	-	3	6	2	38
Net charge-offs	(245)	2	-	-	8	-	-	3	(6)	(22)	(260)
Ending balance	$3,821	$2,426	$97	$420	$963	$1,061	$219	$1,328	$501	$111	$10,947
As percent of ALLL	34.9%	22.2%	0.9%	3.8%	8.8%	9.7%	2.0%	12.1%	4.6%	1.0%	100.0%

ALLL:
Individually evaluated	$-	$119	$-	$-	$-	$-	$-	$-	$-	$-	$119
Collectively evaluated	3,821	2,307	97	420	963	1,061	219	1,328	501	111	10,828
Ending balance	$3,821	$2,426	$97	$420	$963	$1,061	$219	$1,328	$501	$111	$10,947

Loans:
Individually evaluated	$1,407	$3,836	$64	$252	$14,595	$1,074	$313	$2,482	$185	$-	$24,208
Collectively evaluated	425,686	355,565	32,582	52,753	184,990	67,883	20,121	285,240	97,324	14,205	1,536,349
Total loans	$427,093	$359,401	$32,646	$53,005	$199,585	$68,957	$20,434	$287,722	$97,509	$14,205	$1,560,557

Less ALLL	$3,821	$2,426	$97	$420	$963	$1,061	$219	$1,328	$501	$111	$10,947
Net loans	$423,272	$356,975	$32,549	$52,585	$198,622	$67,896	$20,215	$286,394	$97,008	$14,094	$1,549,610

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Originated – Six Months Ended June 30, 2016
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,135	$1,567	$71	$299	$646	$1,381	$147	$987	$418	$63	$8,714
Provision	361	481	12	46	166	(393)	50	104	20	58	905
Charge-offs	(262)	-	-	-	-	-	-	-	(12)	(24)	(298)
Recoveries	-	2	-	-	8	-	-	-	5	1	16
Net charge-offs	(262)	2	-	-	8	-	-	-	(7)	(23)	(282)
Ending balance	$3,234	$2,050	$83	$345	$820	$988	$197	$1,091	$431	$98	$9,337
As percent of ALLL	34.6%	22.0%	0.9%	3.7%	8.8%	10.6%	2.1%	11.7%	4.6%	1.0%	100.0%

ALLL:
Individually evaluated	$-	$119	$-	$-	$-	$-	$-	$-	$-	$-	$119
Collectively evaluated	3,234	1,931	83	345	820	988	197	1,091	431	98	9,218
Ending balance	$3,234	$2,050	$83	$345	$820	$988	$197	$1,091	$431	$98	$9,337

Loans:
Individually evaluated	$440	$623	$-	$-	$-	$-	$-	$-	$-	$-	$1,063
Collectively evaluated	305,077	162,423	7,102	26,063	65,153	33,000	14,391	132,422	46,230	8,496	800,357
Total loans	$305,517	$163,046	$7,102	$26,063	$65,153	$33,000	$14,391	$132,422	$46,230	$8,496	$801,420

Less ALLL	$3,234	$2,050	$83	$345	$820	$988	$197	$1,091	$431	$98	$9,337
Net loans	$302,283	$160,996	$7,019	$25,718	$64,333	$32,012	$14,194	$131,331	$45,799	$8,398	$792,083

	Acquired – Six Months Ended June 30, 2016
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$586	$366	$14	$81	$139	$65	$-	$253	$78	$11	$1,593
Provision	(16)	10	-	(6)	4	8	22	(19)	(9)	1	(5)
Charge-offs	-	-	-	-	-	-	-	-	-	-	-
Recoveries	17	-	-	-	-	-	-	3	1	1	22
Net charge-offs	17	-	-	-	-	-	-	3	1	1	22
Ending balance	$587	$376	$14	$75	$143	$73	$22	$237	$70	$13	$1,610
As percent of ALLL	36.5%	23.4%	0.9%	4.7%	8.9%	4.5%	1.4%	14.7%	4.3%	0.7%	100.0%

Loans:
Individually evaluated	$967	$3,213	$64	$252	$14,595	$1,074	$313	$2,482	$185	$-	$23,145
Collectively evaluated	120,609	193,142	25,480	26,690	119,837	34,883	5,730	152,818	51,094	5,709	735,992
Total loans	$121,576	$196,355	$25,544	$26,942	$134,432	$35,957	$6,043	$155,300	$51,279	$5,709	$759,137

Less ALLL	$587	$376	$14	$75	$143	$73	$22	$237	$70	$13	$1,610
Net loans	$120,989	$195,979	$25,530	$26,867	$134,289	$35,884	$6,021	$155,063	$51,209	$5,696	$757,527

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the six months ended June 30, 2015.

	TOTAL – Six Months Ended June 30, 2015
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,191	$1,230	$53	$226	$511	$2,685	$140	$866	$337	$49	$9,288
Provision	646	453	3	66	151	(639)	(16)	151	74	11	900
Charge-offs	(288)	(154)	-	-	-	-	-	(32)	(13)	(22)	(509)
Recoveries	4	2	-	-	9	-	-	17	1	11	44
Net charge-offs	(284)	(152)	-	-	9	-	-	(15)	(12)	(11)	(465)
Ending balance	$3,553	$1,531	$56	$292	$671	$2,046	$124	$1,002	$399	$49	$9,723
As percent of ALLL	36.5%	15.7%	0.6%	3.0%	6.9%	21.0%	1.4%	10.3%	4.1%	0.5%	100.0%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$287	$-	$-	$-	$-	$287
Collectively evaluated	3,553	1,531	56	292	671	1,759	124	1,002	399	49	9,436
Ending balance	$3,553	$1,531	$56	$292	$671	$2,046	$124	$1,002	$399	$49	$9,723

Loans:
Individually evaluated	$48	$697	$38	$403	$1,050	$4,361	$-	$723	$148	$-	$7,468
Collectively evaluated	309,055	175,112	14,394	40,380	81,436	34,026	10,321	153,134	52,285	5,691	875,834
Total loans	$309,103	$175,809	$14,432	$40,783	$82,486	$38,387	$10,321	$153,857	$52,433	$5,691	$883,302

Less ALLL	$3,553	$1,531	$56	$292	$671	$2,046	$124	$1,002	$399	$49	$9,723
Net loans	$305,550	$174,278	$14,376	$40,491	$81,815	$36,341	$10,197	$152,855	$52,034	$5,642	$873,579

	Originated – Six Months Ended June 30, 2015
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,191	$1,230	$53	$226	$511	$2,685	$140	$866	$337	$49	$9,288
Provision	(41)	57	(9)	(19)	(10)	(711)	(16)	(121)	(19)	1	(888)
Charge-offs	(288)	(154)	-	-	-	-	-	(32)	-	(22)	(496)
Recoveries	4	2	-	-	9	-	-	15	-	11	41
Net charge-offs	(284)	(152)	-	-	9	-	-	(17)	-	(11)	(455)
Ending balance	$2,866	$1,135	$44	$207	$510	$1,974	$124	$728	$318	$39	$7,945
As percent of ALLL	36.1%	14.3%	0.6%	2.6%	6.4%	24.8%	1.6%	9.2%	4.0%	0.4%	100.0%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$287	$-	$-	$-	$-	$287
Collectively evaluated	2,866	1,135	44	207	510	1,687	124	728	318	39	7,658
Ending balance	$2,866	$1,135	$44	$207	$510	$1,974	$124	$728	$318	$39	$7,945

Loans:
Individually evaluated	$47	$-	$-	$-	$-	$3,652	$-	$-	$-	$-	$3,699
Collectively evaluated	292,488	138,081	5,287	20,467	56,211	25,010	10,321	116,872	44,629	5,344	714,710
Total loans	$292,535	$138,081	$5,287	$20,467	$56,211	$28,662	$10,321	$116,872	$44,629	$5,344	$718,409

Less ALLL	$2,866	$1,135	$44	$207	$510	$1,974	$124	$728	$318	$39	$7,945
Net loans	$289,669	$136,946	$5,243	$20,260	$55,701	$26,688	$10,197	$116,144	$44,311	$5,305	$710,464

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Acquired – Six Months Ended June 30, 2015
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Provision	687	396	12	85	161	72	-	272	93	10	1,788
Charge-offs	-	-	-	-	-	-	-	-	(13)	-	(13)
Recoveries	-	-	-	-	-	-	-	2	1	-	3
Net charge-offs	-	-	-	-	-	-	-	2	(12)	-	(10)
Ending balance	$687	$396	$12	$85	$161	$72	$-	$274	$81	$10	$1,778
As percent of ALLL	38.6%	22.3%	0.7%	4.8%	9.1%	4.0%	-%	15.4%	4.6%	0.5%	100.0%

Loans:
Individually evaluated	$1	$697	$38	$403	$1,050	$709	$-	$723	$148	$-	$3,769
Collectively evaluated	16,567	37,031	9,107	19,913	25,225	9,016	-	36,262	7,656	347	161,124
Total loans	$16,568	$37,728	$9,145	$20,316	$26,275	$9,725	$-	$36,985	$7,804	$347	$164,893

Less ALLL	$687	$396	$12	$85	$161	$72	$-	$274	$81	$10	$1,778
Net loans	$15,881	$37,332	$9,133	$20,231	$26,114	$9,653	$-	$36,711	$7,723	$337	$163,115

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired as of June 30, 2016 and December 31, 2015.

	Total Nonaccrual Loans
(in thousands)	June 30, 2016	% to Total	December 31, 2015	% to Total
Commercial & industrial	$1,419	5.8%	$204	5.8%
Owner-occupied CRE	3,906	16.1	951	26.9
AG production	35	0.1	13	0.4
AG real estate	219	0.9	230	6.5
CRE investment	14,343	59.1	1,040	29.4
Construction & land development	1,074	4.4	280	7.9
Residential construction	313	1.3	-	-
Residential first mortgage	2,755	11.3	674	19.1
Residential junior mortgage	218	1.0	141	4.0
Retail & other	-	-	-	-
Nonaccrual loans - Total	$24,282	100.0%	$3,533	100.0%

	Originated
(in thousands)	June 30, 2016	% to Total	December 31, 2015	% to Total
Commercial & industrial	$447	33.1%	$49	8.4%
Owner-occupied CRE	666	49.3	-	-
AG production	10	0.7	13	2.2
AG real estate	-	-	-	-
CRE investment	-	-	387	66.7
Construction & land development	-	-	-	-
Residential construction	-	-	-	-
Residential first mortgage	228	16.9	132	22.7
Residential junior mortgage	-	-	-	-
Retail & other	-	-	-	-
Nonaccrual loans - Originated	$1,351	100.0%	$581	100.0%

	Acquired
(in thousands)	June 30, 2016	% to Total	December 31, 2015	% to Total
Commercial & industrial	$972	4.2%	$155	5.3%
Owner-occupied CRE	3,240	14.1	951	32.1
AG production	25	0.1	-	-
AG real estate	219	1.0	230	7.8
CRE investment	14,343	62.5	653	22.1
Construction & land development	1,074	4.7	280	9.5
Residential construction	313	1.4	-	-
Residential first mortgage	2,527	11.0	542	18.4
Residential junior mortgage	218	1.0	141	4.8
Retail & other	-	-	-	-
Nonaccrual loans – Acquired	$22,931	100.0%	$2,952	100.0%

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present total past due loans by portfolio segment as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$31	$1,419	$425,643	$427,093
Owner-occupied CRE	117	3,906	355,378	359,401
AG production	-	35	32,611	32,646
AG real estate	-	219	52,786	53,005
CRE investment	-	14,343	185,242	199,585
Construction & land development	-	1,074	67,883	68,957
Residential construction	-	313	20,121	20,434
Residential first mortgage	350	2,755	284,617	287,722
Residential junior mortgage	32	218	97,259	97,509
Retail & other	14	-	14,191	14,205
Total loans	$544	$24,282	$1,535,731	$1,560,557
As a percent of total loans	0.1%	1.6%	98.3%	100.0%

	December 31, 2015
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$50	$204	$294,165	$294,419
Owner-occupied CRE	-	951	184,334	185,285
AG production	16	13	14,989	15,018
AG real estate	-	230	43,042	43,272
CRE investment	-	1,040	77,671	78,711
Construction & land development	-	280	36,495	36,775
Residential construction	-	-	10,443	10,443
Residential first mortgage	150	674	153,834	154,658
Residential junior mortgage	10	141	51,816	51,967
Retail & other	12	-	6,501	6,513
Total loans	$238	$3,533	$873,290	$877,061
As a percent of total loans	0.1%	0.4%	99.5%	100.0%

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

The following tables present total loans by loan grade as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$392,681	$23,015	$4,364	$7,033	$-	$-	$427,093
Owner-occupied CRE	333,610	18,598	599	6,594	-	-	359,401
AG production	31,311	699	76	560	-	-	32,646
AG real estate	51,650	472	-	883	-	-	53,005
CRE investment	178,399	4,306	1,364	15,516	-	-	199,585
Construction & land development	63,009	4,661	-	1,287	-	-	68,957
Residential construction	19,681	440	-	313	-	-	20,434
Residential first mortgage	281,875	1,791	196	3,860	-	-	287,722
Residential junior mortgage	97,156	-	93	260	-	-	97,509
Retail & other	14,205	-	-	-	-	-	14,205
Total loans	$1,463,577	$53,982	$6,692	$36,306	$-	$-	$1,560,557
Percent of total	93.8%	3.5%	0.4%	2.3%	-	-	100.0%

	December 31, 2015
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$278,118	$9,267	$2,490	$4,544	$-	$-	$294,419
Owner-occupied CRE	176,371	5,072	253	3,589	-	-	185,285
AG production	13,238	1,765	-	15	-	-	15,018
AG real estate	39,958	2,600	-	714	-	-	43,272
CRE investment	74,778	2,020	-	1,913	-	-	78,711
Construction & land development	31,897	4,598	-	280	-	-	36,775
Residential construction	9,792	651	-	-	-	-	10,443
Residential first mortgage	151,835	860	457	1,506	-	-	154,658
Residential junior mortgage	51,736	68	-	163	-	-	51,967
Retail & other	6,513	-	-	-	-	-	6,513
Total loans	$834,236	$26,901	$3,200	$12,724	$-	$-	$877,061
Percent of total	95.0%	3.1%	0.4%	1.5%	-	-	100.0%

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

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present impaired loans as of June 30, 2016 and December 31, 2015. As a further breakdown, impaired loans are also summarized by originated and acquired for the periods presented. In April 2016, the Baylake merger added purchased credit impaired loans at a fair value of $20.8 million, net of an initial $12.9 million non-accretable mark. Including these credit impaired loans acquired in the Baylake merger, total purchased credit impaired loans acquired in aggregate were initially recorded at a fair value of $37.5 million on their respective acquisition dates, net of an initial $25.1 million non-accretable mark and a zero accretable mark. At June 30, 2016, $21.8 million of the $37.5 million remain in impaired loans and $1.3 million of acquired loans have subsequently become impaired, bringing acquired impaired loans to $23.1 million.

	Total Impaired Loans – June 30, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$1,407	$2,713	$-	$1,406	$88
Owner-occupied CRE*	3,836	6,014	119	3,654	181
AG production	64	201	-	64	8
AG real estate	252	345	-	248	13
CRE investment	14,595	23,148	-	14,635	597
Construction & land development	1,074	3,035	-	1,077	57
Residential construction	313	1,400	-	313	39
Residential first mortgage	2,482	4,329	-	2,495	119
Residential junior mortgage	185	708	-	188	28
Retail & Other	-	42	-	-	3
Total	$24,208	$41,935	$119	$24,080	$1,133

As a further breakdown, impaired loans as of June 30, 2016 are summarized by originated and acquired as follows:

Originated – June 30, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$440	$440	$-	$437	$25
Owner-occupied CRE*	623	623	119	415	6
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development	-	-	-	-	-
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$1,063	$1,063	$119	$852	$31

	Acquired – June 30, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$967	$2,273	$-	$969	$63
Owner-occupied CRE*	3,213	5,391	-	3,239	175
AG production	64	201	-	64	8
AG real estate	252	345	-	248	13
CRE investment	14,595	23,148	-	14,635	597
Construction & land development	1,074	3,035	-	1,077	57
Residential construction	313	1,400	-	313	39
Residential first mortgage	2,482	4,329	-	2,495	119
Residential junior mortgage	185	708	-	188	28
Retail & other	-	42	-	-	3
Total	$23,145	$40,872	$-	$23,228	$1,102

*One owner-occupied CRE loan with a balance of $0.6 million had a specific reserve of $119,000. No other loans had a related allowance at June 30, 2016 and, therefore, the above disclosure was not expanded to include loans with and without a related allowance.

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

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

Troubled Debt Restructurings

At June 30, 2016, there were eight loans classified as troubled debt restructurings totaling $563,000. These eight loans had a combined premodification balance of $703,000 and a combined outstanding balance of $563,000 at June 30, 2016. There were no other loans which were modified and classified as troubled debt restructurings at June 30, 2016. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted as of June 30, 2016. Loans which were considered troubled debt restructurings by Baylake prior to the acquisition are not required to be classified as troubled debt restructurings in the Company’s consolidated financial statements unless and until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

Note 7 – Goodwill and Intangible Assets

The excess of the purchase price in an acquisition over the fair value of net assets acquired consists primarily of goodwill, core deposit intangibles and other identifiable intangibles (primarily related to customer relationships acquired). Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis. Core deposit intangibles, which arise from value ascribed to the deposit base of a bank acquired, have estimated finite lives and are amortized on an accelerated basis to expense over a 10-year period. The other intangibles, which represent value ascribed to financial advisor books of business purchased in 2016 in a private transaction, have estimated finite lives and are amortized on a straight-line basis to expense over their weighted average life (of approximately 12 years for 2016).

Management periodically reviews the carrying value of its long-lived and intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s annual assessments indicated no impairment charge on goodwill or core deposit intangible was required for 2015 or the first six months of 2016.

Goodwill: Goodwill was $66.7 million at June 30, 2016 and $0.8 million at December 31, 2015. There were additions to the carrying amount of goodwill in 2016 of $0.4 million related to the acquisition of financial advisor business and of approximately $65.5 million related to the Baylake merger. See Note 2 for additional information on the 2016 acquisitions.

Other intangible assets: Other intangible assets, consisting of core deposit intangibles and other intangibles (primarily related to the customer relationships acquired in connection with the 2016 acquisition of financial advisor business), are amortized over their estimated finite lives. Due to the 2016 acquisitions, there was an addition to the gross carrying amount of core deposit intangibles of $17.3 million and of other intangibles of $4.4 million. Amortization on core deposit intangibles was $0.8 million and $1.0 million for the three and six months ended June 30, 2016, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively. Amortization on other intangible assets was $0.07 million for both the three and six months ended June 30, 2016 and zero in 2015. See Note 2 for additional information on the 2016 acquisitions.

(in thousands)	June 30, 2016	December 31, 2015
Core deposit intangibles:
Gross carrying amount	$25,345	$8,086
Accumulated amortization	(6,104)	(5,055)
Net book value	$19,241	$3,031
Additions during the period	$17,259	$-

Other intangibles:
Gross carrying amount	$4,363	$-
Accumulated amortization	(76)	-
Net book value	$4,287	$-
Additions during the period	$4,363	$-

Note 7 – Goodwill and Intangible Assets, continued

Mortgage servicing rights: The Company may sell originated residential mortgage loans into the secondary market. If the Company retains the right to service these loans sold, a mortgage servicing right is capitalized upon sale (recorded in mortgage income, net, in the consolidated income statements), which represents the then-current estimated fair value of future net cash flows expected to be realized for performing the servicing activities. Mortgage servicing rights, when purchased (as in the case of the 2016 Baylake merger), are initially recorded at their then-estimated fair value. As the Company has not elected to subsequently measure any class of servicing assets under the fair value measurement method, the Company follows the amortization method. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date, with the amortization recorded in mortgage income, net, in the consolidated income statements. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other assets in the consolidated balance sheets.

(in thousands)	June 30, 2016	December 31, 2015
Mortgage servicing rights (MSR) asset:
MSR asset at beginning of year	$193	$-
Additions during the period*	1,075	201
Amortization during the period	(46)	(8)
Valuation allowance at end of period	-	-
Net book value at end of period	$1,222	$193
*Purchased MSR asset included in period	$885	-

Fair value of MSR asset at end of period	$1,360	$249
Residential mortgage loans serviced for others	$213,782	$34,940

The Company periodically evaluates its mortgage servicing rights asset for impairment. At each reporting date, impairment is assessed based on estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans serviced (predominantly loan type and note interest rate). A valuation allowance is established through a charge to earnings (which would be included in mortgage income, net, in the consolidated income statements) to the extent the amortized cost of the mortgage servicing rights exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings, though not beyond the net amortized cost carried. An other-than-temporary impairment (i.e. recoverability is considered remote when considering interest rates and loan payoff activity) is recognized as a write-down of the MSR asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the MSR asset and valuation allowance, precluding subsequent recoveries.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of the June 30, 2016. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Other intangibles	MSR asset
Year ending December 31,
2016 (remaining six months)	$2,140	$193	$105
2017	3,805	385	209
2018	3,254	385	209
2019	2,762	385	209
2020	2,156	385	159
Thereafter	5,124	2,554	331
Total	$19,241	$4,287	$1,222

Note 8- Notes Payable

The Company had the following long-term notes payable:

(in thousands)	June 30, 2016	December 31, 2015
Joint venture note	$-	$9,412
Federal Home Loan Bank (“FHLB”) advances	6,000	6,000
Notes payable	$6,000	$15,412

At the completion of the construction of the Company’s headquarters building in 2005 and as part of a joint venture investment related to the building, the Company and the other joint venture partners guaranteed a joint venture note to finance certain costs of the building. The joint venture note was secured by the building, bore a fixed rate of 5.81% and required monthly principal and interest payments until its maturity on June 1, 2016. In April of 2016, this note was refinanced with Nicolet National Bank and is therefore eliminated through the consolidation process.

The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturities ranging from August 2016 to February 2018. The weighted average rates of FHLB advances was 0.83% at both June 30, 2016 and December 31, 2015. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which totaled approximately $146.2 million and $154.3 million at June 30, 2016 and December 31, 2015, respectively.

The following table shows the maturity schedule of the notes payable as of June 30, 2016:

Maturing in	(in thousands)
2016	$5,000
2017	-
2018	1,000
$6,000

The Company has a $10 million line of credit with a third party bank, bearing a variable rate of interest based on one-month LIBOR plus a margin, but subject to a floor rate, with quarterly payments of interest only. At June 30, 2016, the available line was $10 million, the rate was one-month LIBOR plus 2.25% with a 3.25% floor. The outstanding balance was zero at June 30, 2016 and December 31, 2015, and the line was not used during 2016 or 2015.

Note 9 – Junior Subordinated Debentures

The Company’s carrying value of junior subordinated debentures was $24.5 million at June 30, 2016 and $12.5 million at December 31, 2015. In July 2004 Nicolet Bankshares Statutory Trust I (the “Statutory Trust”), issued $6.0 million of guaranteed preferred beneficial interests (“trust preferred securities”) that qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of the Statutory Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Statutory Trust to purchase $6.2 million of junior subordinated debentures of the Company, which pay an 8% fixed rate. Interest on these debentures is current. The debentures may be redeemed in part or in full, on or after July 15, 2009 at par plus any accrued but unpaid interest. The maturity date of the debenture, if not redeemed, is July 15, 2034.

As part of the 2013 acquisition of Mid-Wisconsin Financial Services, Inc., the Company assumed $10.3 million of junior subordinated debentures related to $10.0 million of issued trust preferred securities. The trust preferred securities and the debentures mature on December 15, 2035 and have a floating rate of the three-month LIBOR plus 1.43% adjusted quarterly. Interest on these debentures is current. The debentures may be called at par in part or in full, on or after December 15, 2010 or within 120 days of certain events. At acquisition in April 2013 the debentures were recorded at a fair value of $5.8 million, with the discount being accreted to interest expense over the remaining life of the debentures. At June 30, 2016, the carrying value of these junior debentures was $6.4 million, and the $6.1 million carrying value of related trust preferred securities qualifies as Tier 1 capital.

As part of the 2016 acquisition of Baylake,, the Company assumed $16.6 million of junior subordinated debentures related to $16.1 million of issued trust preferred securities. The trust preferred securities and the debentures mature on June 30, 2036 and have a floating rate of three-month LIBOR plus 1.35% adjusted quarterly. Interest on these debentures is current. The debentures may be redeemed on any interest payment date at par in part or in full, on or after June 30, 2011. At acquisition in April 2016 the debentures were recorded at fair value of $11.8 million, with the discount being accreted to interest expense over the remaining life of the debentures. At June 30, 2016, the carrying value of these junior debentures was $11.9 million, and the $11.4 million carrying value of related trust preferred securities qualifies as Tier 1 capital.

Note 10 – Subordinated Notes

In 2015 the Company placed an aggregate of $12 million in subordinated Notes in private placements with certain accredited investors. All Notes were issued with 10-year maturities, have a fixed annual interest rate of 5% payable quarterly, are callable on or after the fifth anniversary of their respective issuances dates, and qualify for Tier 2 capital for regulatory purposes.

The $0.2 million debt issuance costs associated with the $12 million Notes are being amortized on a straight line basis over the first five years, representing the no-call periods, as additional interest expense. As of June 30, 2016 and December 31, 2015, respectively, the $0.1 million and $0.2 million, of unamortized debt issuance costs remain and are reflected as a deduction to the carrying value of the outstanding Notes.

Note 11 – Fair Value Measurements

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

Note 11 – Fair Value Measurements, continued

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented. One security classified as Level 3 was purchased for $0.6 million during the first quarter of 2016. The remaining additions to the Level 3 category were two corporate debt securities totaling $5.2 million acquired in the April 2016 Baylake merger and carried at their then-estimated fair value.

		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
U.S. government sponsored enterprises	$2,500	$-	$2,500	$-
State, county and municipals	186,933	-	186,407	526
Mortgage-backed securities	168,265	-	168,182	83
Corporate debt securities	10,592	-	3,726	6,866
Equity securities	3,097	3,097	-	-
Securities AFS, June 30, 2016	$371,387	$3,097	$360,815	$7,475

(in thousands)
U.S. government sponsored enterprises	$294	$-	$294	$-
State, county and municipals	105,021	-	104,495	526
Mortgage-backed securities	61,464	-	61,464	-
Corporate debt securities	1,140	-	-	1,140
Equity securities	4,677	4,677	-	-
Securities AFS, December 31, 2015	$172,596	$4,677	$166,253	$1,666

The following is a description of the valuation methodologies used by the Company for the Securities AFS noted in the tables of this footnote. Where quoted market prices on securities exchanges are available, the investment is classified as Level 1. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include mortgage-related securities and obligations of state, county and municipals. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private municipal bonds and corporate debt securities, which include trust preferred security investments. At June 30, 2016 and December 31, 2015, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.

The following table presents the Company’s impaired loans and other real estate owned (“OREO”) measured at fair value on a nonrecurring basis for the periods presented. The additions to the Level 3 category were predominantly due to the April 2016 Baylake merger.

Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2016:
Impaired loans	$24,089	$-	$-	$24,089
OREO	3,017	-	-	3,017
December 31, 2015:
Impaired loans	$3,566	$-	$-	$3,566
OREO	367	-	-	367

Note 11 – Fair Value Measurements, continued

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

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015 are shown below.

June 30, 2016
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$101,863	$101,863	$101,863	$-	$-
Certificates of deposit in other banks	4,926	4,702	-	4,702	-
Securities AFS	371,387	371,387	3,097	360,815	7,475
Other investments	14,637	14,637	-	2,218	12,419
Loans held for sale	6,890	6,993	-	6,993	-
Loans, net	1,549,610	1,558,560	-	-	1,558,560
BOLI	33,412	33,412	33,412	-	-
MSR asset	1,222	1,360	-	-	1,360

Financial liabilities:
Deposits	$1,894,235	$1,896,084	$-	$-	$1,896,084
Short-term borrowings	11,170	11,170	-	-	11,170
Notes payable	6,000	6,010	-	6,010	-
Junior subordinated debentures	24,514	23,882	-	-	23,882
Subordinated notes	11,867	11,423	-	-	11,423

December 31, 2015
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$83,619	$83,619	$83,619	$-	$-
Certificates of deposit in other banks	3,416	3,416	-	3,416	-
Securities AFS	172,596	172,596	4,677	166,253	1,666
Other investments	8,135	8,135	-	5,995	2,140
Loans held for sale	4,680	4,755	-	4,755	-
Loans, net	866,754	865,027	-	-	865,027
BOLI	28,475	28,475	28,475	-	-

Financial liabilities:
Deposits	$1,056,417	$1,057,614	$-	$-	$1,057,614
Notes payable	15,412	18,354	-	18,354	-
Junior subordinated debentures	12,527	11,900	-	-	11,900
Subordinated notes	11,849	11,414	-	-	11,414

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

Note 11 – Fair Value Measurements, continued

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

Mortgage servicing rights asset: To estimate the fair value of the MSR asset, the underlying serviced loan pools are stratified by interest rate tranche and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum. When the carrying value of the MSR asset related to a stratum exceeds its fair value, the stratum is recorded at fair value. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value.

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

Off-balance-sheet instruments: The estimated fair value of letters of credit at June 30, 2016 and December 31, 2015 was insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2016 and December 31, 2015.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nicolet Bankshares, Inc. is a bank holding company headquartered in Green Bay, Wisconsin, providing a diversified range of traditional banking and wealth management services to individuals and businesses in its market area through the 42 branch offices of its banking subsidiary, Nicolet National Bank, in northeastern and central Wisconsin and Menominee, Michigan.

Overview

At June 30, 2016, Nicolet Bankshares, Inc. and its subsidiaries (“Nicolet” or the “Company”) had total assets of $2.3 billion, loans of $1.6 billion, deposits of $1.9 billion and total stockholders’ equity of $284 million, representing increases over December 31, 2015 of 86%, 78%, 79% and 159% in assets, loans, deposits and total equity, respectively. This growth was predominantly attributable to two transactions completed in the first half of 2016 (the “2016 acquisitions”), which are detailed in Note 2, “Acquisitions” of the notes to unaudited consolidated financial statements. On April 29, 2016, Nicolet completed its transformative stock-for-stock merger with Baylake Corp. (“Baylake”), which added 21 branches and a dominant position in Door County, Wisconsin, based on deposit market share. At the time of the Baylake merger and based on estimated fair values, assets of $1.0 billion, loans of $0.7 billion, deposits of $0.8 billion, core deposit intangible of $17 million and goodwill of $66 million were added to the consolidated balance sheet, for a total purchase price of approximately $164 million, including the issuance of 4.3 million shares of Nicolet common stock and assumption of outstanding Baylake equity awards. On a smaller scale, Nicolet completed on April 1, 2016 its private transaction to hire a select group of financial advisors and to purchase their respective books of business and operating platform, to enhance the leadership and future growth of Nicolet’s wealth management business. In this transaction, Nicolet paid total initial consideration of $4.9 million (including $2.6 million in common stock), accrued an earn-out liability of $1.5 million, recording $0.4 million of goodwill, $0.2 million of fixed assets and $4.3 million of customer relationship intangibles.

For the six months ended June 30, 2016, net income was $5.9 million, and after $0.4 million of preferred stock dividends, net income available to common shareholders was $5.5 million or $0.91 per diluted common share. Evaluation of financial performance between 2016 and 2015 periods was impacted in general from the timing of the two 2016 acquisitions, and inclusion of non-recurring merger-based expenses and integration costs, as described under the section “Management’s Discussion and Analysis”.

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

Valuation of Loans Acquired in Business Combinations

Acquisitions accounted for under Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, require the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date. In particular, the valuation of acquired loans involves significant estimates, assumptions and judgment based on information available as of the acquisition date. Substantially all loans acquired in the transaction are evaluated either individually or in pools of loans with similar characteristics; and since the estimated fair value of acquired loans includes a credit consideration, no carryover of any previously recorded allowance for loan losses is recorded at acquisition. A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.

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

The accretable yield on acquired loans is the difference between the expected cash flows and the initial investment in the acquired loans. The accretable yield is recognized into earnings through interest income using the effective yield method over the term of the loans. Management separately monitors the acquired loan portfolio and periodically reviews loans contained within this portfolio against the factors and assumptions used in determining the Day 1 Fair Values.

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

The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at June 30, 2016. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the ALLL. These agencies may require Nicolet to make additions to the ALLL based on their judgments of collectability based on information available to them at the time of their examination. Acquired loans were purchased at fair value without any ALLL, and subsequent to acquisition such acquired loans will be evaluated and ALLL will be recorded on them to the extent necessary.

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

Management’s Discussion and Analysis

The following discussion is Nicolet management’s analysis of the consolidated financial condition as of June 30, 2016 and December 31, 2015 and results of operations for the three and six-month periods ended June 30, 2016 and 2015. It should be read in conjunction with Nicolet’s audited consolidated financial statements as of December 31, 2015 and 2014, and for the three years ended December 31, 2015, included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2015.

Evaluation of financial performance between 2016 and 2015 periods was impacted in general from the timing of Nicolet’s two 2016 acquisitions. Since the balances and results of operations of the acquired entities prior to consummation are appropriately not included in the accompanying consolidated financial statements, income statement results and average balances for 2016 included partial period contributions from the 2016 acquisitions versus no contribution in 2015 periods. The inclusion of the Baylake balance sheet and operational results for approximately two months in 2016 analytically explains roughly 25% increases in certain average balances and income statement line items between the six month periods ended June 30, 2016 and 2015. In addition, the 2016 acquisitions impacted pre-tax net income by inclusion of non-recurring direct merger expenses of approximately $0.1 million, $0.7 million, $0.4 million and $0.4 million in third quarter 2015, fourth quarter 2015, first quarter 2016 and second quarter 2016, respectively, along with a $1.7 million pre-tax lease termination charge in the second quarter of 2016 related to the closure of a Nicolet branch concurrent with the Baylake merger.

Performance Summary

Nicolet reported net income of $5.9 million for the six months ended June 30, 2016, compared to $6.0 million for the first six months of 2015. After $0.4 million of preferred stock dividends, net income available to common shareholders was $5.5 million, or $0.91 per diluted common share for the first half of 2016. Comparatively, after $0.1 million of preferred stock dividends, net income available to common shareholders was $5.9 million, or $1.36 per diluted common share for the first half of 2015. Beginning March 1, 2016, the annual dividend rate on preferred stock moved from 1% to 9% in accordance with the contractual terms. In advance of such increase, Nicolet redeemed half of its then outstanding preferred stock in September 2015. The changes in rate and preferred stock outstanding affected the preferred stock dividends between the comparable six-month periods.

Net income for the first six months of 2016 includes two months of combined operating results following the Baylake merger, and compares favorably to net income for the first half of 2015, considering that pre-tax net income for 2016 also includes non-recurring direct merger expenses of $0.8 million and a lease termination charge of $1.7 million.

•	Net interest income was $27.2 million for the first six months of 2016, an increase of $6.5 million or 31% over the first six months of 2015. The improvement was primarily the result of favorable volume variances, driven by inclusion of the Baylake merger, in excess of net favorable rate variances. On a tax-equivalent basis, the net interest margin for the first six months of 2016 was 3.84%, down 5 basis points (“bps”) from 3.89% for the comparable 2015 period. Between the comparable six-month periods, the earning asset yield decreased 22 bps to 4.33%, while the cost of interest bearing liabilities decreased by 19 bps to 0.64%, resulting in a 3 bps decrease in the interest rate spread between the comparable six-month periods.

•	Loans were $1.6 billion at June 30, 2016, up $683 million or 78% over $877 million at December 31, 2015, and up $677 million or 77% over $883 million at June 30, 2015, largely attributable to the $691 million acquired with the Baylake merger. Between the comparative six-month periods, average loans grew $245 million or 28%, to $1.1 billion for 2016 yielding 5.01%, compared to $884 million for 2015 yielding 5.14%, in part due to inclusion of Baylake loans carrying a lower portfolio yield. Discount accretion on acquired loans increased approximately $0.5 million between the six-month periods, attributable to the Baylake merger.

•	Total deposits were $1.9 billion at June 30, 2016, up $838 million or 79% over $1.1 billion at December 31, 2015, and up $894 million or 89% over $1.0 billion a year ago, largely attributable to the $822 million acquired with the Baylake merger. Between the comparative six-month periods, average total deposits grew $330 million or 32%, to $1.4 billion for 2016, over $1.0 billion for 2015. For the six-month periods, interest-bearing deposits cost 0.47% for 2016, down 17 bps from 0.64% for 2015, in part due to inclusion of Baylake deposits carrying a lower overall cost.

•	Asset quality measures were elevated at June 30, 2016, impacted by the Baylake merger. Nonperforming assets were $27.3 million at June 30, 2016, compared to pre-merger levels of $3.9 million and $5.2 million at December 31, 2015 and June 30, 2015, respectively. Nonperforming assets represented 1.21%, 0.32% and 0.44% of total assets at June 30, 2016, December 31, 2015, and June 30, 2015, respectively. The allowance for loan losses was $10.9 million, declining to 0.70% of loans at June 30, 2016 (as a result of recording the Baylake loan portfolio at fair value with no carryover of its allowance at the time of the merger), compared to $10.3 million or 1.18%, respectively at year end 2015, and $9.7 million or 1.10%, respectively at June 30, 2015. The provision for loan losses was $0.9 million, exceeding net charge offs of $0.3 million for the first six months of 2016, versus provision of $0.9 million with $0.5 million of net charge offs for the comparable 2015 period.

•	Noninterest income was $10.2 million for the first six months of 2016 (including $0.1 million net gain on sales or write-downs of assets) compared to $9.0 million for the first six months of 2015 (which included $1.0 million net gain on sales or write-downs of assets). Removing these net gains, noninterest income was up $2.1 million or 27% between the six-month periods, aided by the 2016 acquisitions. The most notable increase over prior year was brokerage fee income which more than tripled between the six-month periods, up $0.8 million to $1.1 million, directly related to the 2016 financial advisor business acquisition. Also most favorably affected by the Baylake merger timing are revenue lines tied to deposit and ancillary fees, with services charges up $0.3 million or 31%, to $1.5 million, and other income up $1.0 million or 99.4% to $2.0 million (including $0.6 million increase in interchange income given higher volumes and the addition of $0.2 million from a processing business interest acquired in the Baylake merger).

•	Noninterest expense was $27.5 million for the first six months of 2016, up $8.0 million or 41% over the first six months of 2015, largely attributable to the larger operating base from the 2016 acquisitions and non-recurring merger-related charges in the 2016 period. Direct merger expenses in the first half of 2016 consisted of approximately $0.1 million in personnel, $0.3 million in processing and $0.4 million in other expense, with a $1.7 million lease termination charge in other expense and $0.6 million higher intangibles amortization. Salaries and benefits were up $2.9 million or 25%, largely a result of the 2016 acquisitions with an increase in average full-time equivalent employees of 22% between the six-month periods and, to a lesser extent, merit increases between the years.

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

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $27.2 million in the first six months of 2016, $6.5 million or 31% higher than $20.7 million in the first six months of 2015, largely impacted by the two months of additional net interest income resulting from the merger. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $0.7 million and $0.6 million for the first six months of 2016 and 2015, respectively, resulting in taxable equivalent net interest income of $27.9 million and $21.3 million, respectively.

Taxable equivalent net interest income is a non-GAAP measure, but is a preferred industry measurement of net interest income (and its use in calculating a net interest margin) as it enhances the comparability of net interest income arising from taxable and tax-exempt sources.

Table 1: Year-To-Date Net Interest Income Analysis

	For the Six Months Ended June 30,
	2016			2015
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$1,128,951	$28,496	5.01%	$883,794	$22,822	5.14%
Investment securities
Taxable	121,373	1,166	1.92%	77,145	759	1.97%
Tax-exempt (2)	107,630	1,296	2.41%	86,430	1,048	2.43%
Other interest-earning assets	86,268	555	1.29%	41,779	219	1.05%
Total interest-earning assets	1,444,222	$31,513	4.33%	1,089,148	$24,848	4.55%
Cash and due from banks	32,435			30,154
Other assets	122,196			70,047
Total assets	$1,598,853			$1,189,349
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$168,030	$106	0.13%	$124,086	$151	0.25%
Interest-bearing demand	281,960	859	0.61%	204,373	828	0.82%
MMA	362,657	236	0.13%	258,947	296	0.23%
Core CDs and IRAs	223,988	1,074	0.96%	207,284	1,134	1.10%
Brokered deposits	28,522	203	1.43%	30,577	208	1.37%
Total interest-bearing deposits	1,065,157	2,478	0.47%	825,267	2,617	0.64%
Other interest-bearing liabilities	58,826	1,097	3.68%	41,352	942	4.54%
Total interest-bearing liabilities	1,123,983	3,575	0.64%	866,619	3,559	0.83%
Noninterest-bearing demand	290,448			200,392
Other liabilities	13,829			8,982
Total equity	170,593			113,356
Total liabilities and stockholders’ equity	$1,598,853			$1,189,349
Net interest income and rate spread		$27,938	3.69%		$21,289	3.72%
Net interest margin			3.84%			3.89%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Table 2: Year-To-Date Volume/Rate Variance

Comparison of the six months ended June 30, 2016 versus the six months ended June 30, 2015 follows:

	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net
Earning assets
Loans	$6,312	$(638)	$5,674
Investment securities
Taxable	425	(18)	407
Tax-exempt	256	(8)	248
Other interest-earning assets	200	136	336

Total interest-earning assets	$7,193	$(528)	$6,665

Interest-bearing liabilities
Savings deposits	$43	$(88)	$(45)
Interest-bearing demand	270	(239)	31
MMA	95	(155)	(60)
Core CDs and IRAs	90	(150)	(60)
Brokered deposits	(14)	9	(5)

Total interest-bearing deposits	484	(623)	(139)
Other interest-bearing liabilities	207	(52)	155

Total interest-bearing liabilities	691	(675)	16
Net interest income	$6,502	$147	$6,649

Table 3: Quarterly Net Interest Income Analysis

	For the Three Months Ended June 30,
	2016			2015
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$1,372,866	$16,904	4.84%	$878,753	$10,813	4.88%
Investment securities
Taxable	165,148	762	1.84%	75,776	365	1.93%
Tax-exempt (2)	127,724	778	2.43%	86,180	520	2.41%
Other interest-earning assets	95,536	362	0.94%	38,746	119	1.24%
Total interest-earning assets	1,761,274	$18,806	4.18%	1,079,455	$11,817	4.35%
Cash and due from banks	36,534			29,925
Other assets	173,533			69,372
Total assets	$1,971,341			$1,178,752
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$194,099	$55	0.11%	$126,195	$78	0.25%
Interest-bearing demand	332,925	452	0.54%	205,531	423	0.82%
MMA	466,150	153	0.13%	242,269	135	0.22%
Core CDs and IRAs	267,565	561	0.83%	205,409	567	1.11%
Brokered deposits	29,161	102	1.39%	30,569	105	1.38%
Total interest-bearing deposits	1,289,900	1,323	0.41%	809,973	1,308	0.65%
Other interest-bearing liabilities	77,836	562	2.82%	43,795	510	4.60%
Total interest-bearing liabilities	1,367,736	1,885	0.55%	853,768	1,818	0.85%
Noninterest-bearing demand	356,062			201,783
Other liabilities	19,063			9,052
Total equity	228,480			114,149
Total liabilities and stockholders’ equity	$1,971,341			$1,178,752
Net interest income and rate spread		$16,921	3.63%		$9,999	3.50%
Net interest margin			3.75%			3.67%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Table 4: Quarterly Volume/Rate Variance

Comparison of the three months ended June 30, 2016 versus the three months ended June 30, 2015 follows:

	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net
Earning assets
Loans	$6,189	$(98)	$6,091
Investment securities
Taxable	419	(22)	397
Tax-exempt	253	5	258
Other interest-earning assets	220	23	243

Total interest-earning assets	$7,081	$(92)	$6,989

Interest-bearing liabilities
Savings deposits	$32	$(55)	$(23)
Interest-bearing demand	208	(179)	29
MMA	91	(73)	18
Core CDs and IRAs	154	(160)	(6)
Brokered deposits	(4)	1	(3)

Total interest-bearing deposits	481	(466)	15
Other interest-bearing liabilities	132	(80)	52

Total interest-bearing liabilities	613	(546)	67
Net interest income	$6,468	$454	$6,922

Table 5: Interest Rate Spread, Margin and Average Balance Mix — Taxable-Equivalent Basis

	Six Months Ended June 30,
	2016			2015
(in thousands)	Average Balance	% of Earning Assets	Yield/Rate	Average Balance	% of Earning Assets	Yield/Rate
Total loans	$1,128,951	78.2%	5.01%	$883,794	81.1%	5.14%
Securities and other earning assets	315,271	21.8%	1.91%	205,354	18.9%	1.98%
Total interest-earning assets	$1,444,222	100%	4.33%	$1,089,148	100%	4.55%

Interest-bearing liabilities	$1,123,983	77.8%	0.64%	$866,619	79.6%	0.83%
Noninterest-bearing funds, net	320,239	22.2%		222,529	20.4%
Total funds sources	$1,444,222	100.0%	0.47%	$1,089,148	100.0%	0.64%
Interest rate spread			3.69%			3.72%
Contribution from net free funds			0.15%			0.17%
Net interest margin			3.84%			3.89%

Taxable-equivalent net interest income was $27.9 million for the first six months of 2016, an increase of $6.6 million or 31% over the same period in 2015, largely impacted by the additional two months of net interest income resulting from the Baylake merger. Taxable equivalent interest income increased $6.7 million (or 27%) between the six-month periods, including $6.5 million more interest income from favorable earning asset volumes (driven by inclusion of the Baylake merger assets), $0.2 million net favorable rate variances. Interest expense remained consistent between the periods at $3.6 million, with higher funding volumes adding $0.7 million interest expense, offset by $0.7 million less interest expense from lower cost of funds (mostly attributable to the lower overall cost of funds on acquired balances from Baylake).

The taxable-equivalent net interest margin was 3.84% for the first six months of 2016, down 5 bps versus the first six months of 2015. With a decrease in earning asset yield to 4.33% (down 22 bps) and a 19 bps decline in the cost of funds (to 0.64%), the interest rate spread fell 3 bps between the first half periods. There has been and will continue to be underlying downward margin pressure as assets mature in this prolonged low-rate environment, with current reinvestment rates substantially lower than previous rates and less opportunity to offset such with similar changes in the already low cost of funds. However, this negative impact for 2016 was partially offset by the merger which added a lower cost of funds and additional favorable income from discount accretion.

The earning asset yield was influenced mainly by loans, representing 78% of average earning assets and yielding 5.01% for the first six months of 2016, compared to 81% and 5.14%, respectively, for the first six months of 2015. The 13 bps decrease in loan yield between the six-month periods was largely due to the addition of Baylake loans carrying a lower overall yield and underlying rate pressure on loan yields from competition and the low rate environment, offset in part by $0.5 million higher aggregate discount accretion on loans between the six-month periods. Non-loan earning assets represented 22% of average earning assets and yielded 1.91%, versus 19% and 1.98%, respectively for the comparable six-month period in 2015. A higher proportion of low-earning cash was the main reason for the 7 bps decrease in the non-loan yield between the six-month periods (i.e. average interest-bearing cash representing 4% of average earning assets for the first half of 2016 versus 2% a year ago), albeit such cash balances were earning approximately 25 bps more between the periods given the increase in short-rates by the Federal Reserve in December 2015.

Nicolet’s cost of funds decreased 19 bps to 0.64% for the first six months of 2016 compared to a year ago, aided largely by the lower overall cost of funds on acquired balances from Baylake. The average cost of interest-bearing deposits (which represent over 90% of average interest-bearing liabilities for both periods), was 0.47% for the first six months of 2016, down 17 bps over the first six months of 2015. The cost of interest-bearing deposits decreased as a result of rate decreases initiated in the fourth quarter of 2015, from the lower cost of funds on acquired balances, and a favorable fair value interest mark on acquired CDs. Costs associated with all core products were lower with non-core brokered deposits increasing only slightly by 6 bps to 1.43%. Average other interest-bearing liabilities (comprised of short- and long-term borrowings) increased $17 million but cost 86 bps less between the six-month periods, as higher cost advances matured and were not renewed, certain acquired advances were paid off in the quarter acquired, and lower-cost variable-rate trust preferred securities were added to the funding mix with the Baylake acquisition in the first half of 2016.

Average interest-earning assets were $1.4 billion and $1.1 billion for the first six months of 2016 and 2015, respectively, for an increase of 33%. While the balance of average interest-earning assets increased, the mix of loans declined from 81% to 78% and the securities and other earning assets increased from 19% to 22%. Average total loans increased by $245 million (to $1.1 billion, up 28%) and average non-loan earning assets increased by $110 million (comprised of a $70 million decline in interest-bearing cash and a $40 million increase in investments) to $315 million.

Average interest-bearing liabilities were $1.1 billion, up $257 million or 30% versus the first six months of 2015, as a result of two months of acquired balances. Interest-bearing deposits represented 95% of average interest-bearing liabilities for the first six months of 2016 and 2015 which reflects a similar mix of interest-bearing deposits before and after the merger.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2016 and 2015 was $0.9 million for each period, respectively, exceeding net charge offs of $0.3 million and $0.5 million, respectively. Asset quality measures were elevated at June 30, 2016, impacted by the Baylake merger, but remained strong with continued resolutions of problem loans. The ALLL was $10.9 million (0.70% of loans) at June 30, 2016, compared to $10.3 million (1.18% of loans) at December 31, 2015 and $9.7 million (1.10% of loans) at June 30, 2015. The decline in the ratio was a result of recording the Baylake loan portfolio at fair value with no carryover of its allowance at the time of the merger.

The provision for loan losses is predominantly a function of Nicolet’s methodology and judgment as to qualitative and quantitative factors used to determine the adequacy of the ALLL. The adequacy of the ALLL is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies in each portfolio segment, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. For additional information regarding asset quality and the ALLL, see “Balance Sheet Analysis — Loans,” “— Allowance for Loan and Lease Losses,” and “— Impaired Loans and Nonperforming Assets”.

Noninterest Income

Table 6: Noninterest Income

	For the three months ended June 30,				For the six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
(in thousands)
Service charges on deposit accounts	$870	$612	$258	42.2%	$1,463	$1,121	$342	30.5%
Trust services fee income	1,465	1,236	229	18.5	2,627	2,440	187	7.7
Mortgage income, net	1,132	985	147	14.9	1,703	1,859	(156)	(8.4)
Brokerage fee income	788	169	619	366.3	1,098	339	759	223.9
Bank owned life insurance (“BOLI”)	312	255	57	22.4	562	497	65	13.1
Rent income	273	282	(9)	(3.2)	535	566	(31)	(5.5)
Investment advisory fees	95	85	10	11.8	195	203	(8)	(3.9)
Gain on sale or write-down of assets, net	100	740	(640)	(86.5)	95	951	(856)	(90.0)
Other income	1,335	530	805	151.9	1,970	988	982	99.4
Total noninterest income	$6,370	$4,894	$1,476	30.2%	$10,248	$8,964	$1,284	14.3%
Noninterest income without net gains	$6,270	$4,154	$2,116	50.9%	$10,153	$8,013	$2,140	26.7%

*N/M means not meaningful.

Comparison of the six months ending June 30, 2016 versus 2015

Noninterest income was $10.2 million for the first six months of 2016 (including $0.1 million of net gain on sales of assets), compared to $9.0 million for the first six months of 2015 (including $1.0 million of net gain on sale of assets). Removing these net gains, noninterest income was up $2.1 million or 26.7% between the six-month periods. The most notable increase over prior year was brokerage fee income which more than tripled between the six-month periods, directly related to the 2016 financial advisor business acquisition. Also, most favorably affected by the Baylake merger timing are revenue lines tied to deposits and ancillary fees and other income, with service charges on deposit accounts up $0.3 million or 30.5% on increased accounts, and other income up $1.0 million or 99.4%, including a $0.6 million increase in interchange income given higher volumes and the addition of $0.2 million from a processing business interest acquired in the Baylake merger. Since the year-to-date 2016 results reflect only two months of combined noninterest income activity, comparisons to prior period operating results are expected to widen in the future.

Net gain on sale or write-down of assets was $0.1 million and $1.0 million for the six months of 2016 and 2015, respectively. The 2016 activity consisted of nominal net gains on sales of investments and $0.1 million net gains on sales of OREO and other assets while the 2015 activity consisted of $0.7 million net gains on the sale of investments and $0.3 million net gains on sales of OREO.

Service charges on deposit accounts were $1.5 million for the first six months of 2016, up $0.3 million (or 30.5%) over the comparable period of 2015. The increase is primarily from increased service charges on deposits given the increase in deposit balances and accounts mainly from the merger, and higher non-sufficient funds (“NSF”) fees.

Trust service fees increased to $2.6 million for the first six months of 2016, up $0.2 million (or 7.7%) over the comparable 2015 period, with only a modest increase attributable to the Baylake merger. Brokerage fees were $1.1 million, up 223.9% over the first six months of 2015, directly attributable to the 2016 financial advisor business acquisition and hiring of selected advisors. Both the financial advisor acquisition as well as the expanded footprint from the Baylake merger will provide growth potential for wealth management in future periods.

Mortgage income, net includes predominantly net gains received from the sale of residential real estate loans service-released into the secondary market, as well as net revenue related to mortgages sold servicing retained, including net gains on mortgages sold, capitalized mortgage servicing gains and servicing fees, net of MSR asset amortization. Mortgage income, net was $1.7 million for first half 2016 compared to $1.9 million for first half 2015, down $0.2 million or 8.4% between the six-month periods. The decline is attributable to lower sales volume producing lower gains between the six-month periods and higher MSR amortization, offset partly by increased servicing fees between the six-month periods. The first half of 2016 saw reduced production compared to a more robust first half of 2015 (with six-month originations of $89 million for 2016 versus $105 million for 2015). Mortgage loans serviced for others increased, attributable to the inclusion of the Baylake portfolio serviced for others, which increased servicing fees and MSR asset amortization between the six-month periods.

BOLI income was $0.6 million for the first six months of 2016, up 13.1% over the comparable period in 2015 while average BOLI balances increased 26%. BOLI investment of $25.4 million was added at acquisition in the Baylake merger (impacting the six-month average balance comparison), at a lower overall earning rate. During June 2016, $21.5 million of the acquired BOLI was surrendered, with plans for reinvestment in the future.

Rent income and investment advisory fees were unaffected by the 2016 acquisitions and showed slight decline between the six-month periods. Other noninterest income increased $1.0 million (or 99.4%) between the six-month periods, mostly attributable to ancillary fees tied to deposit-related products, such as a $0.6 million increase in interchange income (mostly higher volumes from debit cards, but also from credit cards usage given the decision in late 2015 to issue credit cards directly to customers rather than through a third party) and $0.1 million higher wire fee income on the expanded customer base, as well as the addition of $0.2 million from a processing business interest in UFS, Inc. (accounted for under the equity method of accounting) acquired in the Baylake merger.

Noninterest Expense

Table 7: Noninterest Expense

	For the three months ended June 30,				For the six months ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
(in thousands)
Salaries and employee benefits	$8,884	$5,668	$3,216	56.7%	$14,232	$11,359	$2,873	25.3%
Occupancy, equipment and office	2,508	1,733	775	44.7	4,306	3,518	788	22.4
Business development and marketing	790	550	240	43.6	1,368	1,035	333	32.2
Data processing	1,421	890	531	59.7	2,577	1,721	856	49.7
FDIC assessments	239	163	76	46.6	382	327	55	16.8
Intangibles amortization	874	260	614	236.2	1,123	535	588	109.9
Other expense	2,803	460	2,343	509.3	3,549	1,031	2,518	244.2
Total noninterest expense	$17,519	$9,724	$7,795	80.2%	$27,537	$19,526	$8,011	41.0%

Comparison of the six months ending June 30, 2016 versus 2015

Noninterest expense was $27.5 million for the first six months of 2016, up $8.0 million or 41.0% over the first six months of 2015, predominantly attributable to the larger operating base from the 2016 acquisitions and non-recurring merger-related charges in the 2016 period. Direct merger expenses in the first half of 2016 consisted of approximately $0.1 million in personnel, $0.3 million in processing and $0.4 million in other expense, with a $1.7 million lease termination charge in other expense and $0.6 million higher intangibles amortization. Since the year-to-date 2016 results reflect only two months of combined noninterest expense activity, comparisons to prior period operating results are expected to widen in the future.

Salaries and employee benefits expense was $14.2 million for the first six months of 2016, up $2.9 million or 25.3% compared to the first six months of 2015. In addition to merit increases, higher overtime and higher equity incentive costs between the years, salaries and benefits were up largely as a result of an increase in average full time equivalent employees from the 2016 acquisitions, at 346 for the first six months of 2016, up 22% over 284 for the comparable 2015 period.

Occupancy, equipment and office expense increased $0.8 million to $4.3 million for the first six months of 2016 compared to 2015. This 22.4% increase was in line with the 2016 net addition of 21 branches which doubled our branch facilities, an expanded operations facility and a financial advisors location. Utilities, rent, and other occupancy expenses increased proportionately in conjunction with the 2016 acquisitions.

Business development and marketing expense increased $0.3 million (or 32.2%) between the comparable six-month periods, with higher spending on promotional materials, media advertising and donations as we integrate into our expanded markets.

Data processing expenses, which are primarily volume-based, rose $0.9 million or 49.7% between the six-month periods, including approximately $0.3 million of direct merger expenses, continued integration costs, increased services, and the two months of combined operations increasing the number of accounts and volumes processed.

FDIC assessments were slightly higher between the six-month periods mostly due to a higher assessment base. Intangibles amortization increased due to the addition of $17.3 million of core deposit intangible from the Baylake merger being amortized on an accelerated basis over a 10-year period, and $4.3 million of customer relationship intangibles amortizing straight line over a 12-year average period. Other expense increased $2.5 million (or 244.2%), primarily due to inclusion of a $1.7 million lease termination charge and $0.4 million of direct merger expenses, in addition to the larger operating base.

Income Taxes

For the six-month periods ending June 30, 2016 and 2015, income tax expense was $3.0 million and $3.2 million, respectively. The effective tax rates were 33.2% and 34.3%, respectively (with 2016 tax rate partly impacted by the merger). GAAP requires that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. No valuation allowance was determined to be necessary as of June 30, 2016 or December 31, 2015.

Comparison of the three months ending June 30, 2016 versus 2015

Nicolet reported net income of $3.3 million for the three months ended June 30, 2016, up 11% over $2.9 million for the comparable period of 2015. Net income available to common shareholders for the second quarter of 2016 was $3.0 million, or $0.39 per diluted common share, compared to net income available to common shareholders of $2.9 million, or $0.66 per diluted common share, for the second quarter of 2015.

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $16.5 million in the second quarter of 2016 versus $9.7 million in the second quarter of 2015. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $0.4 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively, resulting in taxable equivalent net interest income of $16.9 million and $10.0 million, respectively. Taxable equivalent net interest income for second quarter 2016 was up $6.9 million or 69% versus second quarter 2015, with $6.5 million of the increase due to net favorable volume variances (predominately due to the Baylake merger included for two months in 2016 versus zero in 2015), and $0.4 million increase from net favorable rate variances (especially in lower cost of funds).

The earning asset yield was 4.18% for second quarter 2016, 17 bps lower than second quarter 2015, mainly due to a decline in the yield on loans (down 4 bps to 4.84% for second quarter of 2016, largely due to the addition of Baylake loans carrying a lower overall yield, offset partly by $0.8 million higher aggregate discount accretion on loans between the three-month periods) and a higher mix of non-loan earning assets which earn less than loan assets. Average non-loan earning assets represented 22% of average earning assets for second quarter 2016 (including higher low-earning cash) and earned 1.82%, versus 19% of earning assets and earning 2.00% for second quarter 2015.

Between the second quarter periods, the cost of funds decreased 30 bps to 0.55% in 2016 versus 2015. The decrease in cost of funds was driven mainly by the lower cost of funds acquired in the Baylake merger. The cost of interest-bearing deposits (down 24 bps to 0.41% between the second quarter periods) benefited from rate decreases initiated in the fourth quarter of 2015, lower cost of funds on acquired balances, and a favorable fair value interest mark on acquired CDs. The cost of other interest-bearing liabilities (down 178 bps to 2.82% between the second quarter periods) benefited mostly from mix, with the 2016 period including low cost customer repurchase agreements from the Baylake merger in 2016 versus none in the 2015 period.

Noninterest income was $6.4 million for second quarter 2016, up $1.5 million from $4.9 million for the second quarter 2015. Noninterest income without net gains was up $2.1 million or 50.9%, largely due to mortgage income (up $0.1 million given higher production), and trust and brokerage fees (up $0.8 million combined given increased business and market improvements as well as the acquisition of the wealth management business). Net gain on sale or write-down of assets for second quarter 2016 consisted of a $0.1 million net gain on OREO resolutions, while second quarter 2015 included a $0.1 million net gain on OREO resolutions and $0.6 million gains on sales of investments. Additional increases for the second quarter of 2016 compared to the second quarter of 2015 were debit card and wire fee income up $0.5 million (119%) and UFS, Inc. income up $0.2 million (100.0%) due to the acquisition of this new business line as part of the Baylake merger in April.

Noninterest expense was $17.5 million for the second quarter of 2016, up $7.8 million or 80.2% from second quarter 2015, including approximately $0.4 million of non-recurring merger-based expenses and reflecting proportionate increases as a result of the timing and size of the merger. Salaries and employee benefits for the second quarter of 2016 were $8.9 million or 56.7% higher than the second quarter of 2015. Data processing was $0.5 million higher than second quarter 2015 from increased accounts and enhanced fraud software implemented in 2016. Included in other expenses was a $1.7 million lease termination charge. A net gain of $0.1 million was realized on the repayment of FHLB advances as a result of incurring less prepayment penalty than determined at the time of the merger due to a slight lag in paying off the debt, however much of this was captured in increased interest expense while we maintained the advances.

The provision for loan losses for the three months ended June 30, 2016 and 2015 was $0.5 million. Net charge offs for the quarter ending June 30, 2016 were nominal compared to $0.3 million for the same period in 2015. At June 30, 2016, the ALLL was $10.9 million (or 0.70% of total loans) compared to $9.7 million (or 1.10% of total loans) at June 30, 2015.

Income tax expense was $1.5 million for the second quarters of 2016 and 2015. The effective tax rates were 31.7% for second quarter 2016 (partly impacted by the merger) and 33.0% for second quarter 2015.

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

Nicolet’s primary lending function is to make 1) commercial loans, consisting of commercial and industrial business loans, agricultural (“AG”) production, and owner-occupied commercial real estate (“CRE”) loans; 2) CRE loans, consisting of commercial investment real estate loans, AG real estate, and construction and land development loans; 3) residential real estate loans, including residential first mortgages, residential junior mortgages (such as home equity loans and lines), and residential construction loans; and 4) retail and other loans. Using these four broad groups the mix of loans at June 30, 2016 was 52% commercial, 21% CRE loans, 26% residential real estate, and 1% retail and other loans; and grouped further the loan mix was 73% commercial-based and 27% retail-based.

Total loans were $1.6 billion at June 30, 2016 compared to $877 million at December 31, 2015. Compared to June 30, 2015, loans grew $677 million or 77%, primarily as a result of the Baylake merger. On average, loans were $1.1 billion and $884 million for the first six months of 2016 and 2015, respectively, up 28/%.

Table 8: Period End Loan Composition

	June 30, 2016		December 31, 2015		June 30, 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$427,093	27.4%	$294,419	33.6%	$309,103	35.0%
Owner-occupied CRE	359,401	23.0	185,285	21.1	175,809	19.9
AG production	32,646	2.1	15,018	1.7	14,432	1.6
AG real estate	53,005	3.4	43,272	4.9	40,783	4.6
CRE investment	199,585	12.8	78,711	9.0	82,486	9.3
Construction & land development	68,957	4.4	36,775	4.2	38,387	4.4
Residential construction	20,434	1.3	10,443	1.2	10,321	1.2
Residential first mortgage	287,722	18.4	154,658	17.6	153,857	17.4
Residential junior mortgage	97,509	6.3	51,967	5.9	52,433	6.0
Retail & other	14,205	0.9	6,513	0.8	5,691	0.6
Total loans	$1,560,557	100.0%	$877,061	100.0%	$883,302	100.0%

Broadly, loans were 73% commercial-based and 27% retail-based at June 30, 2016 compared to 74% commercial-based and 26% retail-based at December 31, 2015. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively as well as the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.

Commercial and industrial loans consist primarily of commercial loans to small businesses and, to a lesser degree, to municipalities within a diverse range of industries. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans increased $133 million to $427 million since year end 2015. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and decreased to 27.4% of the total portfolio at June 30, 2016, down from 33.6% at December 31, 2015.

Owner-occupied CRE loans increased to 23.0% of loans at June 30, 2016 from 21.1% at December 31, 2015 and primarily consist of loans within a diverse range of industries secured by business real estate that is occupied by borrowers (i.e. who operate their businesses out of the underlying collateral) and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral.

AG production and AG real estate loans combined consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland. In total, agricultural loans increased $27 million since year end 2015, representing 5.5% of total loans at June 30, 2016, versus 6.6% at December 31, 2015.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. The balance of these loans increased $121 million since year end 2015, representing 12.8% of total loans at June 30, 2016 compared to 9.0% of total loans at December 31, 2015.

Loans in the construction and land development portfolio provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis. Lending on originated loans in this category has remained relatively steady as a percent of loans. Since December 31, 2015, balances have increased $32 million, and this category represented 4.4% and 4.2% of total loans at June 30, 2016 and year-end 2015, respectively.

On a combined basis, Nicolet’s residential real estate loans represent 26.0% of total loans at June 30, 2016, up from 24.7% at December 31, 2015. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. Across the industry, home equities generally involve loans that are in second or junior lien positions, but Nicolet has secured many such loans in a first lien position, further mitigating the portfolio risks. Nicolet has not experienced significant losses in its residential real estate loans; however, if market values in the residential real estate markets decline, particularly in Nicolet’s market area, rising loan-to-value ratios could cause an increase in the provision for loan losses. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. Mortgage loans retained in the portfolio are typically of high quality and have historically had low net charge off rates. While mortgage loans normally hold terms of 30 years, Nicolet’s portfolio mortgages have an average contractual life of less than 15 years.

Loans in the retail and other classification represent less than 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and/or guaranty positions. The loan balances in this portfolio increased $8 million from December 31, 2015 to June 30, 2016.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2016, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

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

Management allocates the ALLL by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve for the estimated shortfall is established for all loans determined to be impaired. The specific reserve in the ALLL is equal to the aggregate collateral or discounted cash flow shortfall calculated from the impairment analyses. Loans measured for impairment include nonaccrual loans, non-performing troubled debt-restructurings (“restructured loans”), or other loans determined to be impaired by management. Second, Nicolet’s management allocates ALLL with historical loss rates by loan segment. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels on an annual basis. Beginning in the first quarter of 2015, management extended the look-back period on which the average historical loss rates are determined, from a prior three-year period to a rolling 20-quarter (five-year) average, as a means of capturing more of a full credit cycle now that recent period loss levels are stabilizing. Contrarily, the six-year average (used by the Company’s methodology during 2009-2013) was considered more appropriate for the severe and prolonged economic downturn particularly evidenced by higher net charge off levels in 2008 through 2011. Lastly, management allocates ALLL to the remaining loan portfolio using the qualitative factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience of each loan segment.

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

At June 30, 2016, the ALLL was $10.9 million compared to $10.3 million at December 31, 2015. The six-month increase was a result of a 2016 provision of $0.9 million exceeding 2016 net charge offs of $0.3 million. Comparatively, the provision for loan losses in the first six months of 2015 was $0.9 million and net charge offs were $0.5 million. Annualized net charge offs as a percent of average loans were 0.05% in the first six months of 2016 compared to 0.11% for the first six months of 2015 and 0.09% for the entire 2015 year. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ratio of the ALLL as a percentage of period-end loans was 0.70% at June 30, 2016 compared to 1.18% at December 31, 2015 and 1.10% at June 30, 2015. The ALLL to loans ratio is impacted by the accounting treatment of the acquisitions, which combined at their acquisition dates added no ALLL to the numerator and $974 million of loans into the denominator. Acquired loans were $759 million and $137 million at June 30, 2016 and December 31, 2015, respectively. The change in the ALLL to loans ratio is driven by the increase from acquired loans offset by the provision for loan losses exceeding net charge offs.

The largest portions of the ALLL were allocated to C&I loans and Owner-occupied CRE loans combined, representing 34.9% and 22.2% of the ALLL at June 30, 2016 and December 31, 2015, respectively. Since December 31, 2015, the decreased allocation to C&I (36.2%) and increased allocation to Owner-occupied CRE (18.8%) was the result of minor changes to allowance allocations in conjunction with changes in loss histories and balance mix changes.

Table 9: Loan Loss Experience

	For the six months ended		Year ended
(in thousands)	June 30, 2016	June 30, 2015	December 31, 2015
Allowance for loan losses (ALLL):
Balance at beginning of period	$10,307	$9,288	$9,288
Provision for loan losses	900	900	1,800
Charge-offs	298	509	883
Recoveries	(38)	(44)	(102)
Net charge-offs	260	465	781
Balance at end of period	$10,947	$9,723	$10,307

Net loan charge-offs (recoveries):
Commercial & industrial	$245	$284	$338
Owner-occupied CRE	(2)	152	225
Agricultural production	-	-	-
Agricultural real estate	-	-	-
CRE investment	(8)	(9)	33
Construction & land development	-	-	-
Residential construction	-	-	-
Residential first mortgage	(3)	15	64
Residential junior mortgage	6	12	99
Retail & other	22	11	22
Total net loans charged-off	$260	$465	$781

ALLL to total loans	0.70%	1.10%	1.18%
ALLL to net charge-offs	4,210.40%	2,091.0%	1,319.7%
Net charge-offs to average loans, annualized	0.05%	0.11%	0.09%

The allocation of the ALLL is based on Nicolet’s estimate of loss exposure by category of loans and is shown in Table 10 for June 30, 2016 and December 31, 2015.

Table 10: Allocation of the Allowance for Loan Losses

(in thousands)	June 30, 2016	% of Loan Type to Total Loans	December 31, 2015	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$3,821	27.4%	$3,721	33.6%
Owner-occupied CRE	2,426	23.0	1,933	21.1
Agricultural production	97	2.1	85	1.7
Agricultural real estate	420	3.4	380	4.9
CRE investment	963	12.8	785	9.0
Construction & land development	1,061	4.4	1,446	4.2
Residential construction	219	1.3	147	1.2
Residential first mortgage	1,328	18.4	1,240	17.6
Residential junior mortgage	501	6.3	496	5.9
Retail & other	111	0.9	74	0.8
Total ALLL	$10,947	100.0%	$10,307	100.0%

ALLL category as a percent of total ALLL:
Commercial & industrial	34.9%		36.2%
Owner-occupied CRE	22.2		18.8
Agricultural production	0.9		0.8
Agricultural real estate	3.8		3.7
CRE investment	8.8		7.6
Construction & land development	9.7		14.0
Residential construction	2.0		1.4
Residential first mortgage	12.1		12.0
Residential junior mortgage	4.6		4.8
Retail & other	1.0		0.7
Total ALLL	100.0%		100.0%

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $24.3 million (consisting of $1.4 million originated loans and $22.9 million acquired loans) at June 30, 2016 compared to $3.5 million at December 31, 2015 (consisting of $0.6 million originated loans and $2.9 million acquired loans). Of the $37.5 million nonaccrual loans initially acquired in the 2016 and 2013 acquisitions, $22.9 million remain which is included in the $24.3 million of nonaccruals within the acquired loan portfolio at June 30, 2016. Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $27.3 million at June 30, 2016 compared to $3.9 million at December 31, 2015. OREO increased from $0.4 million at year end 2015 to $3.0 million at June 30, 2016 as a result of OREO properties acquired in the Baylake merger. Nonperforming assets as a percent of total assets were 1.21% at June 30, 2016 compared to 0.32% at December 31, 2015.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $12.0 million (0.8% of loans) and $9.2 million (1.0% of loans) at June 30, 2016 and December 31, 2015, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 11: Nonperforming Assets

(in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Nonaccrual loans:
Commercial & industrial	$1,419	$204	$324
Owner-occupied CRE	3,906	951	813
AG production	35	13	16
AG real estate	219	230	383
CRE investment	14,343	1,040	738
Construction & land development	1,074	280	709
Residential construction	313	—	—
Residential first mortgage	2,755	674	1,112
Residential junior mortgage	218	141	152
Retail & other	—	—	—
Total nonaccrual loans	24,282	3,533	4,247
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$24,282	$3,533	$4,247
OREO:
Commercial & industrial	$64	—	—
CRE investment	32	$52	$220
Owner-occupied CRE	874	—	33
Construction & land development	336	—	139
Residential real estate owned	109	—	72
Bank property real estate owned	1,602	315	500
Total OREO	3,017	367	964
Total nonperforming assets	$27,299	$3,900	$5,211
Total restructured loans accruing	$—	$—	$3,652
Ratios
Nonperforming loans to total loans	1.56%	0.40%	0.48%
Nonperforming assets to total loans plus OREO	1.75%	0.44%	0.59%
Nonperforming assets to total assets	1.21%	0.32%	0.44%
ALLL to nonperforming loans	45.1%	291.7%	228.9%
ALLL to total loans	0.70%	1.18%	1.10%

Table 12: Investment Securities Portfolio

	June 30, 2016			December 31, 2015
(in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
U.S. Government sponsored enterprises	$2,473	$2,500	1%	$287	$294	-%
State, county and municipals	184,704	186,933	50	104,768	105,021	61
Mortgage-backed securities	166,315	168,265	45	61,600	61,464	36
Corporate debt securities	10,457	10,592	3	1,140	1,140	1
Equity securities	2,631	3,097	1	3,196	4,677	2
Total	$366,580	$371,387	100%	$170,991	$172,596	100%

At June 30, 2016 the total carrying value of investment securities was $371 million, up from $173 million at December 31, 2015, and represented 16.5% and 14.2% of total assets at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity.

In addition to securities available for sale, Nicolet had other investments of $15 million at June 30, 2016 and $8 million at December 31, 2015, consisting of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System), and the Federal Agricultural Mortgage Corporation, as well as equity investments in other privately-traded companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus not liquid, have no ready market or quoted market value, and are carried at cost. The remaining investments have no quoted market prices, and are carried at cost less other than temporary impairment (“OTTI”) charges, if any. Nicolet’s management evaluates all these other investments periodically for impairment, considering financial condition and other available relevant information. There were no OTTI charges recorded in 2015 or year to date 2016.

Table 13: Investment Securities Portfolio Maturity Distribution

	As of June 30, 2016
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
(in thousands)
U.S. government sponsored enterprises	$—	—%	$146	1.5%	$2,327	2.8%	$—	—%	$—	—%	$2,473	2.8%	$2,500
State and county municipals (1)	12,859	2.4	85,408	2.6	82,730	2.9	3,707	3.4	—	—	184,704	2.7	186,933
Mortgage-backed securities	—	—	—	—	—	—	—	—	166,315	3.1	166,315	3.1	168,265
Corporate debt securities	—	—	5,166	6.5	—	—	5,291	6.0	—	—	10,457	6.2	10,592
Equity securities	—	—	—	—	—	—	—	—	2,631	6.2	2,631	6.2	3,097

Total amortized cost	$12,859	2.4%	$90,720	2.8%	$85,057	2.9%	$8,998	4.9%	$168,946	3.1%	$366,580	3.0%	$371,387
Total fair value and carrying value	$12,878		$91,586		$86,341		$9,220		$171,362				$371,387

As a percent of total fair value	3%		25%		23%		3%		46%				100%

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Deposits

Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Included in total deposits in Table 14 are brokered deposits of $30 million at June 30, 2016 and $31 million at December 31, 2015.

Table 14: Deposits

	June 30, 2016		December 31, 2015
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$437,810	23.1%	$226,554	21.5%
Money market and NOW accounts	912,044	48.1%	486,677	46.1%
Savings	211,905	11.2%	136,733	12.9%
Time	332,476	17.6%	206,453	19.5%
Total deposits	$1,894,235	100.0%	$1,056,417	100.0%

Total deposits were $1.9 billion at June 30, 2016, up $838 million or 79% since December 31, 2015. On average for the first six months of 2016, total deposits were $1.36 billion, up $330 million, or 32%, from the comparable 2015 period. On average, the mix of deposits changed between the comparable six-month periods, with 2016 carrying more demand (i.e. noninterest bearing) savings deposits, money market and NOW accounts, and less time deposits.

Table 15: Average Deposits

	For the six months ended
	June 30, 2016		June 30, 2015
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$290,448	21.4%	$200,392	19.5%
Money market and NOW accounts	644,617	47.6%	463,320	45.2%
Savings	168,030	12.4%	124,086	12.1%
Time	252,510	18.6%	237,861	23.2%
Total	$1,355,605	100.0%	$1,025,659	100.0%

Table 16: Maturity Distribution of Certificates of Deposit of $100,000 or More

(in thousands)	June 30, 2016
3 months or less	$13,511
Over 3 months through 6 months	23,414
Over 6 months through 12 months	28,946
Over 12 months	75,762

Total	$141,633

Other Funding Sources

Other funding sources include short-term borrowings (of $11 million at June 30, 2016 and zero at December 31, 2015) and long-term borrowings (totaling $42 million at June 30, 2016 and $40 million at December 31, 2015). Short-term borrowings consist mainly of customer repurchase agreements maturing in less than six months or federal funds purchased. Long-term borrowings include notes payable (consisting of FHLB advances and, prior to its repayment in 2016, a joint venture note), junior subordinated debentures (largely qualifying as Tier 1 capital for regulatory purposes, given their long maturity dates, even though they are redeemable in whole or in part at par), and subordinated debt (issued in 2015 with 10-year maturities, callable on or after the fifth anniversary date of their respective issuance dates, and qualifying as Tier 2 capital for regulatory purposes). Further information regarding these long-term borrowings is included in Note 8 – Notes Payable, Note 9 – Junior Subordinated Debentures, and Note 10 – Subordinated Notes in the notes to the unaudited consolidated financial statements. Given the high level of deposits to assets, other funding sources are currently utilized modestly, mainly for their capital equivalent characteristics and term funding.

Additional funding sources consist of a $10 million available and unused line of credit at the holding company, $143 million of available and unused federal funds purchased lines, and available total borrowing capacity at the FHLB of $99 million of which $14 million was used at June 30, 2016 (consisting of $6 million in outstanding advances and $8 million related to outstanding letters of credits).

Off-Balance Sheet Obligations

As of June 30, 2016 and December 31, 2015, Nicolet had the following commitments that did not appear on its balance sheet:

Table 17: Commitments

	June 30,	December 31,
	2016	2015
(in thousands)
Commitments to extend credit — fixed and variable rate	$475,392	$302,591
Financial letters of credit	13,573	2,610
Standby letters of credit	3,891	4,314

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

Funds are available from a number of basic banking activity sources including but not limited to the core deposit base, the repayment and maturity of loans, investment securities calls, maturities, and sales, and funds obtained through brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Approximately $50 million of the $371 million investment securities portfolio on hand at June 30, 2016 was pledged to secure public deposits, short term borrowings, repurchase agreements, or for other purposes as required by law. Other funding sources available include short term borrowings, federal funds purchased, and long-term borrowings.

Cash and cash equivalents at June 30, 2016 and December 31, 2015 were approximately $102 million and $84 million, respectively. These levels have increased through the first six months of 2016 with $87 million net cash provided by investing activities (mostly due to net cash acquired with the 2016 acquisitions and BOLI redemption) and $6 million net cash provided by operating activities, exceeding the $74 million net cash used in financing activities (mostly due to reductions in short-term borrowings and paydowns of notes payable). Nicolet’s liquidity resources were sufficient as of June 30, 2016 to fund loans, accommodate deposit trends and cycles, and to meet other cash needs as necessary.

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

Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps decrease in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on this analysis on financial data at June 30, 2016, the projected changes in net interest income over a one-year time horizon, versus the baseline, was -1.4%, -0.5%, -0.5% and -0.8% for the -200, -100, +100 and +200 bps scenarios, respectively; such results are within Nicolet’s guidelines of not greater than -15% for +/- 100 bps and not greater than -20% for +/- 200 bps.

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

At June 30, 2016, Nicolet’s capital structure includes $12.2 million (or 4% of total capital) of preferred stock and $271.8 million (or 96%) of common stock equity, for total Nicolet stockholders’ equity of $284.0 million. Beginning in the fourth quarter of 2013, given growth in qualifying small business loans, Nicolet qualified for a 1% annual dividend rate on its preferred stock issued to the Treasury related to its participation in the SBLF, compared to the previous 5% annual rate paid by Nicolet. This 1% rate adjusted to 9% effective March 1, 2016 according to the terms of the Securities Purchase Agreement. Nicolet is considering redemption of at least half and up to all of the outstanding preferred stock by December 31, 2016.

Nicolet’s common equity, representing 12.0% of total assets at June 30, 2016 compared to 8.0% at December 31, 2015, continues to reflect capacity to capitalize on opportunities. Nicolet’s common stock was accepted by shareholders as the primary consideration in the recent predominantly stock-for-stock 2016 acquisitions, which added $165.9 million combined in issued common stock, and $1.2 million in common equity for assumed equity awards, as described in Note 2 – “Acquisitions,” in the notes to the unaudited consolidated financial statements. Further, Nicolet’s investors have demonstrated a strong commitment to capital over time, providing common capital when needed, including a December 2008 private placement raising $9.5 million in common capital as we entered the economic crisis and the April 2013 private placement raising $2.9 million in common capital alongside a predominately stock-for-stock 2013 bank acquisition which added $9.7 million in common capital. Book value per common share increased 35% to $31.61 at June 30, 2016 from $23.42 at year end 2015 aided by the common equity issued in the 2016 acquisitions and retained earnings.

During early 2014, a common stock repurchase program was approved which authorized, with subsequent modifications in 2015, the use of up to $18 million to repurchase up to 800,000 shares of outstanding common stock. Nicolet suspended its repurchase program beginning September 8, 2015, the announcement date of the Baylake merger, and no shares were repurchased between that date and June 30, 2016. With the completion of the merger, Nicolet will resume the common stock repurchase program already in place. During the year ended December 31, 2015, $4.2 million was used to repurchase and cancel 146,404 shares at a weighted average price per share of $28.35 including commissions. Since beginning the repurchase program in February 2014, total shares repurchased through June 30, 2016 were 403,695 utilizing $9.8 million for an average cost of $24.27 per share.

On April 29, 2016 as part of the Baylake merger, Nicolet issued 4,344,243 shares of common stock for common stock consideration of $163.3 million, and recorded $1.2 million consideration for assumed stock options. Approximately $0.3 million of issuance expenses related to the transaction were incurred and charged against additional paid in capital. In connection with the financial advisor business acquisition that completed on April 1, 2016, Nicolet issued $2.6 million in common stock consideration.

As shown in Table 18, all of Nicolet’s regulatory capital ratios remain strong and are well above the minimum regulatory ratios. In comparing June 30, 2016 to December 31, 2015, certain regulatory capital ratios declined due to the increased asset size and due to the recognition of goodwill and core deposit intangible; however, all required minimum capital levels were exceeded at June 30, 2016, and Nicolet maintains sufficient regulatory capital for current and future needs. At June 30, 2016, Nicolet’s Total, Tier 1, Common Equity Tier 1 (“CET1”) risk-based ratios and its Leverage ratios were 14.0%, 12.7%, 10.7% and 11.8%, respectively., Also, at June 30, 2016, Nicolet National Bank’s Total, Tier 1, CET1 and leverage ratios were 13.3%, 12.7%, 12.7% and 11.8%, respectively, and qualify the Bank as well-capitalized under the prompt-corrective action framework with hurdles of 10%, 8%, 6.5% and 5%. Additionally, the Bank’s regulatory ratios at June 30, 2016 and December 31, 2015 qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment.

A source of income and funds for Nicolet as the parent company of Nicolet National Bank are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by federal regulatory agencies. At June 30, 2016, the Bank could pay dividends of approximately $8.4 million without seeking regulatory approval. During 2015, the Bank paid $11 million of dividends to the parent company, and did not pay any during the first six months of 2016.

A summary of Nicolet’s and Nicolet National Bank’s regulatory capital amounts and ratios as of June 30, 2016 and December 31, 2015 are presented in the following table.

Table 18: Capital

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of June 30, 2016:
Company
Total capital	$246,024	14.0%	$141,226	8.0%
Tier I capital	223,209	12.7	105,920	6.0
CET 1 capital	187,589	10.7	79,440	4.5
Leverage	223,209	11.8	76,511	4.0

Bank
Total capital	$233,841	13.3%	$146,493	8.0%	$183,116	10.0%
Tier I capital	222,893	12.7	109,869	6.0	146,493	8.0
CET 1 capital	222,893	12.7	82,402	4.5	119,025	6.5
Leverage	222,893	11.8	76,351	4.0	95,439	5.0

As of December 31, 2015:
Company
Total capital	$140,691	14.8%	$75,972	8.0%
Tier I capital	118,535	12.5	56,979	6.0
CET 1 capital	94,346	9.9	42,697	4.5
Leverage	118,535	10.0	47,627	4.0

Bank
Total capital	$122,206	13.1%	$74,903	8.0%	$93,629	10.0%
Tier 1 capital	111,899	12.0	56,178	6.0	74,903	8.0
CET 1 capital	111,899	12.0	42,133	4.5	60,859	6.5
Leverage	111,899	9.5	47,036	4.0	58,794	5.0

(1)	The total capital ratio is defined as tier1 capital plus tier 2 capital divided by total risk-weighted assets. The tier 1 capital ratio is defined as tier1 capital divided by total risk-weighted assets. CET 1 capital ratio is defined as Tier 1 capital, with deductions for goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities, and limitations on the inclusion of deferred tax assets, mortgage servicing assets and investments in other financial institutions, in each case as provided further in the rules, divided by total risk-weighted assets. The leverage ratio is defined as tier1 capital divided by the most recent quarter’s average total assets, adjusted in accordance with regulatory guidelines.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

The tables above calculate and present regulatory capital based upon the new regulatory capital ratio requirements under Basel III that became effective on January 1, 2015. Beginning in 2016, an additional capital conservation buffer was added to the minimum requirements for capital adequacy purposes, subject to a three year phase-in period. The capital conservation buffer will be fully phased-in on January 1, 2019 at 2.5 percent. A banking organization with a conservation buffer of less than 2.5 percent (or the required phase-in amount in years prior to 2019) will be subject to limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. At the present time, the ratios for the Company and Bank are sufficient to meet the fully phased-in conservation buffer.

Future Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance to Accounting Standards Update (“ASU”) 2015-09 Stock Compensation Improvements to Employee Share-Based Payment Activity intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification on the statement of cash flows. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments intended to improve the financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See section “Interest Rate Sensitivity Management,” of Management’s Discussion and Analysis under Part I, Item 2.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2016, Nicolet completed its hiring of selected financial advisors and its purchase of their books of business. The consideration paid for this business in the second quarter of 2016 included cash plus the issuance of 52,262 shares of Nicolet common stock in the second quarter of 2016, which were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Commencing on February 24, 2016, Nicolet’s common stock is traded on the Nasdaq Capital Market under the symbol NCBS. Following are Nicolet’s monthly common stock purchases during the second quarter of 2016.

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
	(#)	($)	(#)	(#)
Period

April 1 – April 30, 2016	2,729	$37.28	—	215,000
May 1– May 31, 2016	3,852	$38.85	—	215,000
June 1 – June 30, 2016	—	—	—	215,000
Total	6,581	$38.20	—	215,000

(a)	During the second quarter of 2016, the Company repurchased 6,581 shares for minimum tax withholding settlements on restricted stock. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors’ authorization.

(b)	During early 2014, a common stock repurchase program was approved which authorized, with subsequent modifications in 2015, the use of up to $18 million to repurchase up to 800,000 shares of outstanding common stock. At June 30, 2016, approximately $8.2 million remained available to repurchase common shares. Using a closing stock price on June 30, 2016 of $38.08, a total of approximately 215,000 shares of common stock could be repurchased under this plan. Through June 30, 2016, Nicolet has not repurchased any of its shares under this repurchase program since the announcement of the merger with Baylake in September 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit
Number	Description
3.1	Amended and Restated Bylaws (1)
10.1	First Supplemental Indenture, dated April 29, 2016, by and among Nicolet, Baylake and Wilmington Trust Company. (1)
10.2	Employment Agreement, dated April 29, 2016, by and among Nicolet, the Bank and Robert B. Atwell. (1)
10.3	Employment Agreement, dated April 29, 2016, by and among Nicolet, the Bank and Robert J. Cera. (1)
10.4	Employment Agreement, dated April 29, 2016, by and among Nicolet, the Bank and Michael E. Daniels. (1)
10.5	Nicolet Bankshares, Inc. 2010 Equity Incentive Plan (formerly the Baylake Corp. 2010 Equity Incentive Plan). (1)
10.6	Agreement and Separation of Employment, dated May 24, 2016, by and among the Company, the Bank and Robert J. Cera. (2)
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text.

(1)	Incorporated by reference to the exhibit of the same number in the Registrant’s Current Report on Form 8-K filed on May 2, 2016 (File No. 001-37700).
(2)	Incorporated by reference to the exhibit of the same number in the Registrant’s Current Report on Form 8-K filed on May 26, 2016 (File No. 001-37700).

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

NICOLET BANKSHARES, INC.

August 4, 2016	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

August 4, 2016	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer

