Form 10-Q
period 2016-09-30
NICOLET BANKSHARES INC
filed 2016-11-04
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

As of October 31, 2016 there were 8,547,004 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)
Assets
Cash and due from banks	$63,990	$11,947
Interest-earning deposits	39,654	70,755
Federal funds sold	727	917
Cash and cash equivalents	104,371	83,619
Certificates of deposit in other banks	5,177	3,416
Securities available for sale (“AFS”)	366,316	172,596
Other investments	18,297	8,135
Loans held for sale	8,312	4,680
Loans	1,554,124	877,061
Allowance for loan losses	(11,481)	(10,307)
Loans, net	1,542,643	866,754
Premises and equipment, net	47,038	29,613
Bank owned life insurance (“BOLI”)	53,730	28,475
Goodwill and other intangibles	89,100	3,793
Accrued interest receivable and other assets	34,503	13,358
Total assets	$2,269,487	$1,214,439

Liabilities and Stockholders’ Equity
Liabilities:
Demand	$485,421	$226,554
Money market and NOW accounts	902,427	486,677
Savings	222,887	136,733
Time	323,347	206,453
Total deposits	1,934,082	1,056,417
Notes payable	1,000	15,412
Junior subordinated debentures	24,623	12,527
Subordinated notes	11,876	11,849
Accrued interest payable and other liabilities	21,275	8,547
Total liabilities	1,992,856	1,104,752

Stockholders’ Equity:
Preferred equity	-	12,200
Common stock	86	42
Additional paid-in capital	211,073	45,220
Retained earnings	62,801	51,059
Accumulated other comprehensive income (“AOCI”)	2,309	980
Total Nicolet Bankshares, Inc. stockholders’ equity	276,269	109,501
Noncontrolling interest	362	186
Total stockholders’ equity and noncontrolling interest	276,631	109,687
Total liabilities, noncontrolling interest and stockholders’ equity	$2,269,487	$1,214,439
Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	-	12,200
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	8,582,425	4,154,377
Common shares issued	8,632,240	4,191,067

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans, including loan fees	$21,049	$11,159	$49,455	$33,921
Investment securities:
Taxable	902	339	2,068	1,098
Non-taxable	493	253	1,146	788
Other interest income	351	108	906	327
Total interest income	22,795	11,859	53,575	36,134
Interest expense:
Money market and NOW accounts	631	569	1,726	1,693
Savings and time deposits	719	732	2,102	2,225
Short-term borrowings	-	2	5	2
Notes payable	6	158	230	488
Junior subordinated debentures	376	222	926	658
Subordinated notes	159	159	477	335
Total interest expense	1,891	1,842	5,466	5,401
Net interest income	20,904	10,017	48,109	30,733
Provision for loan losses	450	450	1,350	1,350
Net interest income after provision for loan losses	20,454	9,567	46,759	29,383
Noninterest income:
Service charges on deposit accounts	1,051	631	2,514	1,752
Trust services fee income	1,373	1,196	4,000	3,636
Mortgage income, net	2,010	811	3,713	2,670
Brokerage fee income	992	170	2,090	509
Bank owned life insurance	318	252	880	749
Rent income	285	324	820	890
Investment advisory fees	146	98	341	301
Gain on sale or writedown of assets, net	453	91	548	1,042
Other income	1,904	612	3,874	1,600
Total noninterest income	8,532	4,185	18,780	13,149
Noninterest expense:
Salaries and employee benefits	10,516	5,637	24,748	16,996
Occupancy, equipment and office	3,018	1,745	7,324	5,263
Business development and marketing	985	549	2,353	1,584
Data processing	1,831	864	4,408	2,585
FDIC assessments	247	142	629	469
Intangibles amortization	1,172	248	2,295	783
Other expense	1,250	664	4,799	1,695
Total noninterest expense	19,019	9,849	46,556	29,375

Income before income tax expense	9,967	3,903	18,983	13,157
Income tax expense	3,438	1,281	6,432	4,452
Net income	6,529	2,622	12,551	8,705
Less: net income attributable to noncontrolling interest	65	28	176	96
Net income attributable to Nicolet Bankshares, Inc.	6,464	2,594	12,375	8,609
Less: preferred stock dividends	247	60	633	182
Net income available to common shareholders	$6,217	$2,534	$11,742	$8,427

Basic earnings per common share	$0.72	$0.64	$1.76	$2.11
Diluted earnings per common share	$0.69	$0.58	$1.67	$1.93
Weighted average common shares outstanding:
Basic	8,607,719	3,961,004	6,689,367	3,999,641
Diluted	8,969,735	4,397,906	7,024,169	4,358,082

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$6,529	$2,622	$12,551	$8,705
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses) arising during the period	(984)	1,143	2,257	1,058
Reclassification adjustment for net gains included in net income	(37)	-	(77)	(630)
Income tax benefit (expense)	397	(446)	(851)	(167)
Total other comprehensive income (loss)	(624)	697	1,329	261
Comprehensive income	$5,905	$3,319	$13,880	$8,966

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance December 31, 2015	$12,200	$42	$45,220	$51,059	$980	$186	$109,687
Comprehensive income:
Net income	-	-	-	12,375	-	176	12,551
Other comprehensive income	-	-	-	-	1,329	-	1,329
Stock compensation expense	-	-	1,123	-	-	-	1,123
Exercise of stock options, net	-	-	1,502	-	-	-	1,502
Issuance of common stock	-	1	100	-	-	-	101
Issuance of common stock in acquisitions, net of capitalized issuance costs of $260	-	44	164,991	-	-	-	165,035
Purchase and retirement of common stock	-	(1)	(3,045)	-	-	-	(3,046)
Equity awards assumed in acquisition	-	-	1,182	-	-	-	1,182
Redemption of preferred stock	(12,200)	-	-	-	-	-	(12,200)
Preferred stock dividends	-	-	-	(633)	-	-	(633)
Balance, September 30, 2016	$-	$86	$211,073	$62,801	$2,309	$362	$276,631

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities, net of effects of business combinations:
Net income	$12,551	$8,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	4,227	3,083
Provision for loan losses	1,350	1,350
Increase in cash surrender value of life insurance	(880)	(749)
Stock compensation expense	1,123	907
Gain on sale or writedown of assets, net	(548)	(1,042)
Gain on sale of loans held for sale, net	(3,713)	(2,670)
Income from branch sale	-	(123)
Proceeds from sale of loans held for sale	179,967	149,509
Origination of loans held for sale	(179,581)	(142,759)
Net change in:
Accrued interest receivable and other assets	1,182	(244)
Accrued interest payable and other liabilities	(3,888)	2,330
Net cash provided by operating activities	11,790	18,297
Cash Flows From Investing Activities, net of effects of business combinations:
Net decrease in certificates of deposit in other banks	239	6,226
Net decrease (increase) in loans	15,582	(14,388)
Purchases of securities AFS	(57,510)	(34,238)
Proceeds from sales of securities AFS	30,319	13,883
Proceeds from calls and maturities of securities AFS	22,962	17,643
Purchase of other investments	(3,745)	(61)
Net increase in premises and equipment	(3,802)	(478)
Proceeds from sales of other real estate and other assets	1,661	2,470
Net cash used in branch sale	-	(19,865)
Purchase of BOLI	(20,000)	-
Proceeds from redemption of BOLI	21,549	-
Net cash received in business combination	66,517	-
Net cash provided (used) by investing activities	73,772	(28,808)
Cash Flows From Financing Activities, net of effects of business combinations:
Net increase (decrease) in deposits	55,332	(13,728)
Net decrease in short-term borrowings	(49,087)	-
Repayments of notes payable	(56,519)	(5,695)

Proceeds from issuance of subordinated notes, net	-	11,820
Redemption of preferred stock	(12,200)	(12,200)
Purchase and retirement of common stock	(3,046)	(4,278)
Capitalized issuance costs, net	(260)	-
Proceeds from issuance of common stock	101	122
Proceeds from exercise of common stock options, net	1,502	610
Cash dividends paid on preferred stock	(633)	(213)
Net cash used by financing activities	(64,810)	(23,562)
Net increase (decrease) in cash and cash equivalents	20,752	(34,073)
Cash and cash equivalents:
Beginning	$83,619	$68,708
Ending	$104,371	$34,635
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,787	$5,458
Cash paid for taxes	7,150	2,430
Transfer of loans and bank premises to other real estate owned	33	870
Acquisitions
Fair value of assets acquired	1,035,517	—
Fair value of liabilities assumed	936,621	—
Net assets acquired	98,896	—

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

Reclassifications

Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the 2016 presentation.

Note 2 – Acquisitions

On April 29, 2016, the Company consummated its merger with Baylake Corp. (“Baylake”), pursuant to the Agreement and Plan of Merger by and between the Company and Baylake dated September 8, 2015, (the “Merger Agreement”), whereby Baylake was merged with and into the Company, and Baylake Bank, Baylake’s wholly owned commercial bank subsidiary serving northeastern Wisconsin, was merged with and into Nicolet National Bank. The system integration was completed, and 21 branches of Baylake opened, on May 2, 2016, as Nicolet National Bank branches, expanding its presence into Door, Kewaunee, and Manitowoc Counties, Wisconsin. Concurrently, Nicolet closed one of its Brown County locations, bringing the Bank’s footprint to 42 branches as of September 30, 2016.

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

Note 2 – Acquisitions, continued

The following unaudited pro forma information presents the results of operations for three months and nine months ended September 30, 2016 and 2015, as if the acquisition had occurred January 1 of each period. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(in thousands, except per share data)
Total revenues, net of interest expense	$29,436	$25,433	$82,870	$78,118
Net income	6,827	5,237	17,042	16,637
Diluted earnings per share	0.74	0.57	1.85	1.86

During the first quarter of 2016, Nicolet agreed in a private transaction to hire a select group of financial advisors and purchase their respective books of business, as well as their operating platform, to enhance the leadership and future growth of the Company’s wealth management business. The transaction was effected in phases and completed April 1, 2016. The Company paid $4.9 million total initial consideration, including $0.8 million cash, $2.6 million of Nicolet common stock, and recorded a $1.5 million earn-out liability payable to one principal in the future (which may require adjustment based on change in initial business purchased over a period, but not contingent upon the principal’s employment). The Company initially recorded $0.4 million of goodwill, $0.2 million of fixed assets, and $4.3 million of customer relationship intangibles (a portion amortizing straight-line over 10 years and a portion over 15 years). The transaction will impact the income statement primarily within brokerage income, personnel expense, and intangibles amortization.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(In thousands except per share data)
Net income, net of noncontrolling interest	$6,464	$2,594	$12,375	$8,609
Less: preferred stock dividends	247	60	633	182
Net income available to common shareholders	$6,217	$2,534	$11,742	$8,427
Weighted average common shares outstanding	8,608	3,961	6,689	4,000
Effect of dilutive stock instruments	362	437	335	358
Diluted weighted average common shares outstanding	8,970	4,398	7,024	4,358
Basic earnings per common share*	$0.72	$0.64	$1.76	$2.11
Diluted earnings per common share*	$0.69	$0.58	$1.67	$1.93

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

No shares were outstanding at September 30, 2016 which were excluded from the calculation of diluted earnings per common share as anti-dilutive. Options to purchase approximately 0.2 million shares were outstanding at September 30, 2015, but were excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

Note 4 – Stock-based Compensation

A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Company’s stock at the date of grant is used to estimate the value of restricted stock awards. The weighted average assumptions used in the model for valuing option grants were as follows:

	Nine months ended September 30, 2016	Year ended December 31, 2015
Dividend yield	0%	0%
Expected volatility	25%	25%
Risk-free interest rate	1.52%	1.68%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$11.04	$8.11

Activity in the Company’s Stock Incentive Plans is summarized in the following tables:

Stock Options	Weighted- Average Fair Value of Options Granted	Option Shares Outstanding	Weighted- Average Exercise Price	Exercisable Shares
Balance – December 31, 2014		967,859	$19.30	630,121
Granted	$8.11	162,000	26.66
Exercise of stock options*		(381,505)	18.00
Forfeited		(2,350)	19.61
Balance – December 31, 2015		746,004	21.56	325,979
Granted	$11.04	170,500	36.86
Options assumed in acquisition		91,701	21.03
Exercise of stock options*		(72,783)	20.90
Forfeited		(1,456)	21.71
Balance – September 30, 2016		933,966	$24.35	407,779

*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements.

Options outstanding at September 30, 2016 are exercisable at option prices ranging from $9.19 to $38.10. There are 304,393 options outstanding in the range from $9.19 - $20.00, 260,489 in the range from $20.01 - $25.00, 162,211 in the range from $25.01 - $30.00, and 206,873 options outstanding in the range from $30.01 - $38.10. At September 30, 2016, the exercisable options have a weighted average remaining contractual life of approximately 5 years and a weighted average exercise price of $19.60.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The total intrinsic value of options exercised in the first nine months of 2016, and full year of 2015 was approximately $1.1 million and $5.2 million, respectively.

Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Shares Outstanding
Balance – December 31, 2014	$18.62	66,231
Granted	-	-
Vested*	19.26	(29,261)
Forfeited	16.50	(280)
Balance – December 31, 2015	18.70	36,690
Granted	31.33	25,202
Vested *	20.01	(12,077)
Forfeited	-	-
Balance – September 30, 2016	$24.77	49,815

*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly 3,653 shares were surrendered during the nine months ended September 30, 2016 and 7,715 shares were surrendered during the twelve months ended December 31, 2015.

Note 4 – Stock-based Compensation, continued

The Company recognized approximately $1.1 million and $0.9 million of stock-based employee compensation expense during the nine months ended September 30, 2016 and 2015, respectively, associated with its stock equity awards. As of September 30, 2016, there was approximately $4.7 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately three years.

Note 5 – Securities Available for Sale

Amortized costs and fair values of securities available for sale are summarized as follows:

	September 30, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$1,985	$9	$-	$1,994
State, county and municipals	186,025	1,567	100	187,492
Mortgage-backed securities	161,448	1,602	124	162,926
Corporate debt securities	10,442	248	-	10,690
Equity securities	2,631	583	-	3,214
	$362,531	$4,009	$224	$366,316

	December 31, 2015
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. government sponsored enterprises	$287	$7	$-	$294
State, county and municipals	104,768	497	244	105,021
Mortgage-backed securities	61,600	418	554	61,464
Corporate debt securities	1,140	-	-	1,140
Equity securities	3,196	1,504	23	4,677
	$170,991	$2,426	$821	$172,596

Note 5 – Securities Available for Sale, continued

The following table represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015.

	September 30, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$42,144	$94	$1,306	$6	$43,450	$100
Mortgage-backed securities	16,761	79	3,290	45	20,051	124
	$58,905	$173	$4,596	$51	$63,501	$224

	December 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$34,283	$112	$12,702	$132	$46,985	$244
Mortgage-backed securities	22,228	167	13,750	387	35,978	554
Equity securities	408	23	-	-	408	23
	$56,919	$302	$26,452	$519	$83,371	$821

At September 30, 2016 the Company had $0.2 million of gross unrealized losses related to 152 securities. As of September 30, 2016, the Company does not consider securities with unrealized losses to be other-than-temporarily impaired as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the nine-month periods ending September 30, 2016 or September 30, 2015.

The amortized cost and fair values of securities available for sale at September 30, 2016 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fair values of securities are estimated based on financial models or prices paid for the same or similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	September 30, 2016
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$10,673	$10,675
Due in one year through five years	80,933	81,499
Due after five years through ten years	98,176	99,029
Due after ten years	8,670	8,973
	198,452	200,176
Mortgage-backed securities	161,448	162,926
Equity securities	2,631	3,214
Securities available for sale	$362,531	$366,316

Proceeds from sales of securities available for sale during the first nine months of 2016 and 2015 were approximately $30.3 million and $13.9 million, respectively. Gross gains of approximately $0.1 million and $0.6 million were realized during the first nine months of 2016 and 2015, respectively. Gross losses of approximately $13,000 were realized on sales of securities during the first nine months of 2016. No losses were realized on sales of securities during the first nine months of 2015.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality

The loan composition as of September 30, 2016 and December 31, 2015 is summarized as follows.

	Total
	September 30, 2016		December 31, 2015
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$423,790	27.3%	$294,419	33.6%
Owner-occupied commercial real estate (“CRE”)	362,554	23.3	185,285	21.1
Agricultural (“AG”) production	34,077	2.2	15,018	1.7
AG real estate	45,671	2.9	43,272	4.9
CRE investment	197,884	12.7	78,711	9.0
Construction & land development	68,161	4.4	36,775	4.2
Residential construction	27,331	1.8	10,443	1.2
Residential first mortgage	284,653	18.3	154,658	17.6
Residential junior mortgage	95,901	6.2	51,967	5.9
Retail & other	14,102	0.9	6,513	0.8
Loans	1,554,124	100.0%	877,061	100.0%
Less allowance for loan losses	11,481		10,307
Loans, net	$1,542,643		$866,754
Allowance for loan losses to loans	0.74%		1.18%

	Originated
	September 30, 2016		December 31, 2015
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$321,522	37.7%	$284,023	38.4%
Owner-occupied CRE	181,107	21.3	153,563	20.7
AG production	8,857	1.0	6,849	0.9
AG real estate	18,222	2.1	25,464	3.4
CRE investment	72,182	8.5	58,949	8.0
Construction & land development	34,916	4.1	27,231	3.7
Residential construction	20,964	2.5	10,443	1.4
Residential first mortgage	138,103	16.2	122,373	16.5
Residential junior mortgage	47,346	5.5	44,889	6.1
Retail & other	9,179	1.1	6,351	0.9
Loans	852,398	100.0%	740,135	100.0%
Less allowance for loan losses	8,988		8,714
Loans, net	$843,410		$731,421
Allowance for loan losses to loans	1.05%		1.18%

	Acquired
	September 30, 2016		December 31, 2015
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$102,268	14.6%	$10,396	7.6%
Owner-occupied CRE	181,447	25.9	31,722	23.2
AG production	25,220	3.6	8,169	6.0
AG real estate	27,449	3.9	17,808	13.0
CRE investment	125,702	17.9	19,762	14.4
Construction & land development	33,245	4.7	9,544	7.0
Residential construction	6,367	0.9	-	-
Residential first mortgage	146,550	20.9	32,285	23.5
Residential junior mortgage	48,555	6.9	7,078	5.2
Retail & other	4,923	0.7	162	0.1
Loans	701,726	100.0%	136,926	100.0%
Less allowance for loan losses	2,493		1,593
Loans, net	$699,233		$135,333
Allowance for loan losses to loans	0.36%		1.16%

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

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the nine months ended September 30, 2016:

	TOTAL – Nine Months Ended September 30, 2016
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,721	$1,933	$85	$380	$785	$1,446	$147	$1,240	$496	$74	$10,307
Provision	745	710	40	(77)	23	(586)	176	188	42	89	1,350
Charge-offs	(279)	(61)	-	-	-	-	-	-	(53)	(39)	(432)
Recoveries	17	3	-	-	221	-	-	5	7	3	256
Net charge-offs	(262)	(58)	-	-	221	-	-	5	(46)	(36)	(176)
Ending balance	$4,204	$2,585	$125	$303	$1,029	$860	$323	$1,433	$492	$127	$11,481
As percent of ALLL	36.6%	22.5%	1.1%	2.6%	9.0%	7.5%	2.8%	12.5%	4.3%	1.1%	100.0%

ALLL:
Individually evaluated	$96	$-	$-	$-	$-	$-	$-	$-	$-	$-	$96
Collectively evaluated	4,108	2,585	125	303	1,029	860	323	1,433	492	127	11,385
Ending balance	$4,204	$2,585	$125	$303	$1,029	$860	$323	$1,433	$492	$127	$11,481

Loans:
Individually evaluated	$662	$2,666	$53	$240	$13,466	$722	$287	$2,303	$181	$-	$20,580
Collectively evaluated	423,128	359,888	34,024	45,431	184,418	67,439	27,044	282,350	95,720	14,102	1,533,544
Total loans	$423,790	$362,554	$34,077	$45,671	$197,884	$68,161	$27,331	$284,653	$95,901	$14,102	$1,554,124

Less ALLL	$4,204	$2,585	$125	$303	$1,029	$860	$323	$1,433	$492	$127	$11,481
Net loans	$419,586	$359,969	$33,952	$45,368	$196,855	$67,301	$27,008	$283,220	$95,409	$13,975	$1,542,643

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Originated – Nine Months Ended September 30, 2016
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,135	$1,567	$71	$299	$646	$1,381	$147	$987	$418	$63	$8,714
Provision	426	408	29	(73)	(70)	(633)	130	85	16	80	398
Charge-offs	(262)	(3)	-	-	-	-	-	-	(53)	(38)	(356)
Recoveries	-	3	-	-	221	-	-	-	6	2	232
Net charge-offs	(262)	-	-	-	221	-	-	-	(47)	(36)	(124)
Ending balance	$3,299	$1,975	$100	$226	$797	$748	$277	$1,072	$387	$107	$8,988
As percent of ALLL	36.7%	22.0%	1.1%	2.5%	8.9%	8.3%	3.1%	11.9%	4.3%	1.2%	100.0%

ALLL:
Individually evaluated	$96	$-	$-	$-	$-	$-	$-	$-	$-	$-	$96
Collectively evaluated	3,203	1,975	100	226	797	748	277	1,072	387	107	8,892
Ending balance	$3,299	$1,975	$100	$226	$797	$748	$277	$1,072	$387	$107	$8,988

Loans:
Individually evaluated	$319	$-	$-	$-	$-	$-	$-	$-	$-	$-	$319
Collectively evaluated	321,203	181,107	8,857	18,222	72,182	34,916	20,964	138,103	47,346	9,179	852,079
Total loans	$321,522	$181,107	$8,857	$18,222	$72,182	$34,916	$20,964	$138,103	$47,346	$9,179	$852,398

Less ALLL	$3,299	$1,975	$100	$226	$797	$748	$277	$1,072	$387	$107	$8,988
Net loans	$318,223	$179,132	$8,757	$17,996	$71,385	$34,168	$20,687	$137,031	$46,959	$9,072	$843,410

	Acquired – Nine Months Ended September 30, 2016
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$586	$366	$14	$81	$139	$65	$-	$253	$78	$11	$1,593
Provision	319	302	11	(4)	93	47	46	103	26	9	952
Charge-offs	(17)	(58)	-	-	-	-	-	-	-	(1)	(76)
Recoveries	17	-	-	-	-	-	-	5	1	1	24
Net charge-offs	-	(58)	-	-	-	-	-	5	1	-	(52)
Ending balance	$905	$610	$25	$77	$232	$112	$46	$361	$105	$20	$2,493
As percent of ALLL	36.3%	24.5%	1.0%	3.1%	9.3%	4.5%	1.8%	14.5%	4.2%	0.8%	100.0%

Loans:
Individually evaluated	$343	$2,666	$53	$240	$13,466	$722	$287	$2,303	$181	$-	$20,261
Collectively evaluated	101,925	178,781	25,167	27,209	112,236	32,523	6,080	144,247	48,374	4,923	681,465
Total loans	$102,268	$181,447	$25,220	$27,449	$125,702	$33,245	$6,367	$146,550	$48,555	$4,923	$701,726

Less ALLL	$905	$610	$25	$77	$232	$112	$46	$361	$105	$20	$2,493
Net loans	$101,363	$180,837	$25,195	$27,372	$125,470	$33,133	$6,321	$146,189	$48,450	$4,903	$699,233

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the nine months ended September 30, 2015.

	TOTAL – Nine Months Ended September 30, 2015
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

	Originated – Nine Months Ended September 30, 2015
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

	Acquired – Nine Months Ended September 30, 2015
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

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired as of September 30, 2016 and December 31, 2015.

	Total Nonaccrual Loans
(in thousands)	September 30, 2016	% to Total	December 31, 2015	% to Total
Commercial & industrial	$680	3.2%	$204	5.8%
Owner-occupied CRE	2,986	13.9	951	26.9
AG production	23	0.1	13	0.4
AG real estate	208	1.0	230	6.5
CRE investment	13,216	61.4	1,040	29.4
Construction & land development	1,220	5.7	280	7.9
Residential construction	287	1.3	-	-
Residential first mortgage	2,656	12.4	674	19.1
Residential junior mortgage	212	1.0	141	4.0
Retail & other	-	-	-	-
Nonaccrual loans - Total	$21,488	100.0%	$3,533	100.0%

	Originated
(in thousands)	September 30, 2016	% to Total	December 31, 2015	% to Total
Commercial & industrial	$324	47.3%	$49	8.4%
Owner-occupied CRE	44	6.4	-	-
AG production	8	1.2	13	2.2
AG real estate	-	-	-	-
CRE investment	-	-	387	66.7
Construction & land development	-	-	-	-
Residential construction	-	-	-	-
Residential first mortgage	309	45.1	132	22.7
Residential junior mortgage	-	-	-	-
Retail & other	-	-	-	-
Nonaccrual loans - Originated	$685	100.0%	$581	100.0%

	Acquired
(in thousands)	September 30, 2016	% to Total	December 31, 2015	% to Total
Commercial & industrial	$356	1.7%	$155	5.3%
Owner-occupied CRE	2,942	14.1	951	32.1
AG production	15	0.1	-	-
AG real estate	208	1.0	230	7.8
CRE investment	13,216	63.5	653	22.1
Construction & land development	1,220	5.9	280	9.5
Residential construction	287	1.4	-	-
Residential first mortgage	2,347	11.3	542	18.4
Residential junior mortgage	212	1.0	141	4.8
Retail & other	-	-	-	-
Nonaccrual loans – Acquired	$20,803	100.0%	$2,952	100.0%

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present total past due loans by portfolio segment as of September 30, 2016 and December 31, 2015:

	September 30, 2016
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$78	$680	$423,032	$423,790
Owner-occupied CRE	-	2,986	359,568	362,554
AG production	-	23	34,054	34,077
AG real estate	71	208	45,392	45,671
CRE investment	-	13,216	184,668	197,884
Construction & land development	-	1,220	66,941	68,161
Residential construction	-	287	27,044	27,331
Residential first mortgage	211	2,656	281,786	284,653
Residential junior mortgage	44	212	95,645	95,901
Retail & other	-	-	14,102	14,102
Total loans	$404	$21,488	$1,532,232	$1,554,124
As a percent of total loans	0.1%	1.3%	98.6%	100.0%

	December 31, 2015
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$50	$204	$294,165	$294,419
Owner-occupied CRE	-	951	184,334	185,285
AG production	16	13	14,989	15,018
AG real estate	-	230	43,042	43,272
CRE investment	-	1,040	77,671	78,711
Construction & land development	-	280	36,495	36,775
Residential construction	-	-	10,443	10,443
Residential first mortgage	150	674	153,834	154,658
Residential junior mortgage	10	141	51,816	51,967
Retail & other	12	-	6,501	6,513
Total loans	$238	$3,533	$873,290	$877,061
As a percent of total loans	0.1%	0.4%	99.5%	100.0%

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

The following tables present total loans by loan grade as of September 30, 2016 and December 31, 2015:

	September 30, 2016
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$393,666	$20,566	$4,612	$4,946	$-	$-	$423,790
Owner-occupied CRE	344,257	13,057	586	4,654	-	-	362,554
AG production	31,649	1,861	73	494	-	-	34,077
AG real estate	43,968	947	-	756	-	-	45,671
CRE investment	174,264	8,153	1,096	14,371	-	-	197,884
Construction & land development	62,217	4,516	-	1,428	-	-	68,161
Residential construction	26,049	819	-	463	-	-	27,331
Residential first mortgage	279,705	1,466	194	3,288	-	-	284,653
Residential junior mortgage	95,557	-	91	253	-	-	95,901
Retail & other	14,102	-	-	-	-	-	14,102
Total loans	$1,465,434	$51,385	$6,652	$30,653	$-	$-	$1,554,124
Percent of total	94.3%	3.3%	0.4%	2.0%	-	-	100.0%

	December 31, 2015
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$278,118	$9,267	$2,490	$4,544	$-	$-	$294,419
Owner-occupied CRE	176,371	5,072	253	3,589	-	-	185,285
AG production	13,238	1,765	-	15	-	-	15,018
AG real estate	39,958	2,600	-	714	-	-	43,272
CRE investment	74,778	2,020	-	1,913	-	-	78,711
Construction & land development	31,897	4,598	-	280	-	-	36,775
Residential construction	9,792	651	-	-	-	-	10,443
Residential first mortgage	151,835	860	457	1,506	-	-	154,658
Residential junior mortgage	51,736	68	-	163	-	-	51,967
Retail & other	6,513	-	-	-	-	-	6,513
Total loans	$834,236	$26,901	$3,200	$12,724	$-	$-	$877,061
Percent of total	95.0%	3.1%	0.4%	1.5%	-	-	100.0%

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

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present impaired loans as of September 30, 2016 and December 31, 2015. As a further breakdown, impaired loans are also summarized by originated and acquired for the periods presented. In April 2016, the Baylake merger added purchased credit impaired loans at a fair value of $20.8 million, net of an initial $12.9 million non-accretable mark. Including these credit impaired loans acquired in the Baylake merger, total purchased credit impaired loans acquired in aggregate were initially recorded at a fair value of $37.5 million on their respective acquisition dates, net of an initial $25.1 million non-accretable mark and a zero accretable mark. At September 30, 2016, $20.0 million of the $37.5 million remain in impaired loans and $0.3 million of acquired loans have subsequently become impaired, bringing acquired impaired loans to $20.3 million.

	Total Impaired Loans – September 30, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial*	$662	$1,089	$96	$815	$82
Owner-occupied CRE	2,666	4,772	-	2,742	252
AG production	53	180	-	61	9
AG real estate	240	333	-	246	25
CRE investment	13,466	21,093	-	13,634	891
Construction & land development	722	2,150	-	781	95
Residential construction	287	1,374	-	300	64
Residential first mortgage	2,303	3,860	-	2,364	178
Residential junior mortgage	181	617	-	186	37
Retail & Other	-	42	-	-	5
Total	$20,580	$35,510	$96	$21,129	$1,638

As a further breakdown, impaired loans as of September 30, 2016 are summarized by originated and acquired as follows:

Originated – September 30, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial*	$319	$319	$96	$464	$19
Owner-occupied CRE	-	-	-	-	-
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development	-	-	-	-	-
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$319	$319	$96	$464	$19

	Acquired – September 30, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial*	$343	$770	$-	$351	$63
Owner-occupied CRE	2,666	4,772	-	2,742	252
AG production	53	180	-	61	9
AG real estate	240	333	-	246	25
CRE investment	13,466	21,093	-	13,634	891
Construction & land development	722	2,150	-	781	95
Residential construction	287	1,374	-	300	64
Residential first mortgage	2,303	3,860	-	2,364	178
Residential junior mortgage	181	617	-	186	37
Retail & other	-	42	-	-	5
Total	$20,261	$35,191	$-	$20,665	$1,619

*One commercial & industrial loan with a balance of $0.3 million had a specific reserve of $96,000. No other loans had a related allowance at September 30, 2016 and, therefore, the above disclosure was not expanded to include loans with and without a related allowance.

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

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

Troubled Debt Restructurings

At September 30, 2016, there were four loans classified as troubled debt restructurings totaling $340,000. These four loans had a combined premodification balance of $468,000. There were no other loans which were modified and classified as troubled debt restructurings at September 30, 2016. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted as of September 30, 2016. Loans which were considered troubled debt restructurings by Baylake prior to the acquisition are not required to be classified as troubled debt restructurings in the Company’s consolidated financial statements unless and until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

Note 7 – Goodwill and Intangible Assets and Mortgage Servicing Rights

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

Management periodically reviews the carrying value of its long-lived and intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s annual assessments indicated no impairment charge on goodwill or core deposit intangible was required for 2015 or the first nine months of 2016.

Goodwill: Goodwill was $66.7 million at September 30, 2016 and $0.8 million at December 31, 2015. There were additions to the carrying amount of goodwill in 2016 of $0.4 million related to the acquisition of financial advisor business and of approximately $65.5 million related to the Baylake merger. See Note 2 for additional information on the 2016 acquisitions.

Other intangible assets: Other intangible assets, consisting of core deposit intangibles and other intangibles (related to the customer relationships acquired in connection with the 2016 acquisition of financial advisor business), are amortized over their estimated finite lives. Due to the 2016 acquisitions, there was an addition to the gross carrying amount of core deposit intangibles of $17.3 million and of other intangibles of $4.4 million. Amortization on core deposit intangibles was $1.1 million and $2.1 million for the three and nine months ended September 30, 2016, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2015, respectively. Amortization on other intangible assets was $0.2 million for both the three and nine months ended September 30, 2016 and zero in 2015. See Note 2 for additional information on the 2016 acquisitions.

(in thousands)	September 30, 2016	December 31, 2015
Core deposit intangibles:
Gross carrying amount	$25,345	$8,086
Accumulated amortization	(7,178)	(5,055)
Net book value	$18,167	$3,031
Additions during the period	$17,259	$-

Other intangibles:
Gross carrying amount	$4,363	$-
Accumulated amortization	(173)	-
Net book value	$4,190	$-
Additions during the period	$4,363	$-

Note 7 – Goodwill and Intangible Assets and Mortgage Servicing Rights, continued

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

(in thousands)	September 30, 2016	December 31, 2015
Mortgage servicing rights (MSR) asset:
MSR asset at beginning of year	$193	$-
Additions during the period*	1,377	201
Amortization during the period	(105)	(8)
Valuation allowance at end of period	-	-
Net book value at end of period	$1,465	$193
*Purchased MSR asset included in period	$885	-

Fair value of MSR asset at end of period	$1,760	$249
Residential mortgage loans serviced for others	$263,146	$34,940

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

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of the September 30, 2016. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Other intangibles	MSR asset
Year ending December 31,
2016 (remaining three months)	$1,066	$96	$124
2017	3,805	385	248
2018	3,254	385	248
2019	2,762	385	248
2020	2,156	385	181
Thereafter	5,124	2,554	416
Total	$18,167	$4,190	$1,465

Note 8- Notes Payable

The Company had the following long-term notes payable:

(in thousands)	September 30, 2016	December 31, 2015
Joint venture note	$-	$9,412
Federal Home Loan Bank (“FHLB”) advances	1,000	6,000
Notes payable	$1,000	$15,412

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

The FHLB advance bears a fixed rate, requires interest-only monthly payment, and has a maturity in February 2018. The weighted average rates of FHLB advances was 1.17% and 0.83% at September 30, 2016 and December 31, 2015, respectively. FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which totaled approximately $297.8 million and $154.3 million at September 30, 2016 and December 31, 2015, respectively.

The following table shows the maturity schedule of the notes payable as of September 30, 2016:

Maturing in	(in thousands)
2016	$-
2017	-
2018	1,000
$1,000

The Company has a $10 million line of credit with a third party bank, bearing a variable rate of interest based on one-month LIBOR plus a margin, but subject to a floor rate, with quarterly payments of interest only. At September 30, 2016, the available line was $10 million, the rate was one-month LIBOR plus 2.25% with a 3.25% floor. The outstanding balance was zero at September 30, 2016 and December 31, 2015, and the line was not used during 2016 or 2015.

Note 9 – Junior Subordinated Debentures

The Company’s carrying value of junior subordinated debentures was $24.6 million at September 30, 2016 and $12.5 million at December 31, 2015. In July 2004 Nicolet Bankshares Statutory Trust I (the “Statutory Trust”), issued $6.0 million of guaranteed preferred beneficial interests (“trust preferred securities”) that qualify asTier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Statutory Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Statutory Trust to purchase $6.2 million of junior subordinated debentures of the Company, which pay an 8% fixed rate. Interest on these debentures is current. The debentures may be redeemed in part or in full, on or after July 15, 2009 at par plus any accrued but unpaid interest. The maturity date of the debenture, if not redeemed, is July 15, 2034.

As part of the 2013 acquisition of Mid-Wisconsin Financial Services, Inc., the Company assumed $10.3 million of junior subordinated debentures related to $10.0 million of issued trust preferred securities. The trust preferred securities and the debentures mature on December 15, 2035 and have a floating rate of the three-month LIBOR plus 1.43% adjusted quarterly. Interest on these debentures is current. The debentures may be called at par in part or in full, on or after December 15, 2010 or within 120 days of certain events. At acquisition in April 2013 the debentures were recorded at a fair value of $5.8 million, with the discount being accreted to interest expense over the remaining life of the debentures. At September 30, 2016, the carrying value of these junior debentures was $6.5 million, and the $6.2 million carrying value of related trust preferred securities qualifies as Tier 1 capital.

As part of the 2016 acquisition of Baylake, the Company assumed $16.6 million of junior subordinated debentures related to $16.1 million of issued trust preferred securities. The trust preferred securities and the debentures mature on September 30, 2036 and have a floating rate of three-month LIBOR plus 1.35% adjusted quarterly. Interest on these debentures is current. The debentures may be redeemed on any interest payment date at par in part or in full, on or after June 30, 2011. At acquisition in April 2016 the debentures were recorded at fair value of $11.8 million, with the discount being accreted to interest expense over the remaining life of the debentures. At September 30, 2016, the carrying value of these junior debentures was $11.9 million, and the $11.4 million carrying value of related trust preferred securities qualifies as Tier 1 capital.

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

The $0.2 million debt issuance costs associated with the $12 million Notes are being amortized on a straight line basis over the first five years, representing the no-call periods, as additional interest expense. As of September 30, 2016 and December 31, 2015, respectively, the $0.1 million and $0.2 million, of unamortized debt issuance costs remain and are reflected as a deduction to the carrying value of the outstanding Notes.

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

		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
U.S. government sponsored enterprises	$1,994	$-	$1,994	$-
State, county and municipals	187,492	-	186,966	526
Mortgage-backed securities	162,926	-	162,926	-
Corporate debt securities	10,690	-	8,990	1,700
Equity securities	3,214	3,214	-	-
Securities AFS, September 30, 2016	$366,316	$3,214	$360,876	$2,226

(in thousands)
U.S. government sponsored enterprises	$294	$-	$294	$-
State, county and municipals	105,021	-	104,495	526
Mortgage-backed securities	61,464	-	61,464	-
Corporate debt securities	1,140	-	-	1,140
Equity securities	4,677	4,677	-	-
Securities AFS, December 31, 2015	$172,596	$4,677	$166,253	$1,666

The following is a description of the valuation methodologies used by the Company for the Securities AFS noted in the tables of this footnote. Where quoted market prices on securities exchanges are available, the investment is classified as Level 1. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include mortgage-related securities and obligations of state, county and municipals. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private municipal bonds and corporate debt securities, which include trust preferred security investments. At September 30, 2016 and December 31, 2015, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.

The following table presents the Company’s impaired loans and other real estate owned (“OREO”) measured at fair value on a nonrecurring basis for the periods presented. The additions to the Level 3 category were predominantly due to the April 2016 Baylake merger.

Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2016:
Impaired loans	$20,484	$-	$-	$20,484
OREO	2,189	-	-	2,189
December 31, 2015:
Impaired loans	$3,566	$-	$-	$3,566
OREO	367	-	-	367

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

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015 are shown below.

September 30, 2016
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$104,371	$104,371	$104,371	$-	$-
Certificates of deposit in other banks	5,177	5,206	-	5,206	-
Securities AFS	366,316	366,316	3,214	360,876	2,226
Other investments	18,297	18,297	-	12,419	5,878
Loans held for sale	8,312	8,433	-	8,433	-
Loans, net	1,542,643	1,556,853	-	-	1,556,853
BOLI	53,730	53,730	53,730	-	-
MSR asset	1,465	1,760	-	-	1,760

Financial liabilities:
Deposits	$1,934,082	$1,935,281	$-	$-	$1,935,281
Notes payable	1,000	1,006	-	1,006	-
Junior subordinated debentures	24,623	22,389	-	-	22,389
Subordinated debentures	11,876	11,450	-	-	11,450

December 31, 2015
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$83,619	$83,619	$83,619	$-	$-
Certificates of deposit in other banks	3,416	3,416	-	3,416	-
Securities AFS	172,596	172,596	4,677	166,253	1,666
Other investments	8,135	8,135	-	5,995	2,140
Loans held for sale	4,680	4,755	-	4,755	-
Loans, net	866,754	865,027	-	-	865,027
BOLI	28,475	28,475	28,475	-	-
MSR asset	193	249	-	-	249

Financial liabilities:
Deposits	$1,056,417	$1,057,614	$-	$-	$1,057,614
Notes payable	15,412	18,354	-	18,354	-
Junior subordinated debentures	12,527	11,900	-	-	11,900
Subordinated notes	11,849	11,414	-	-	11,414

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

Off-balance-sheet instruments: The estimated fair value of letters of credit at September 30, 2016 and December 31, 2015 was insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at September 30, 2016 and December 31, 2015.

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

Note 12 – Pending Merger Transaction

On November 4, 2016 Nicolet announced the signing of a definitive merger agreement (“Merger Agreement”) with First Menasha Bancshares, Inc., (“First Menasha”) (OTCQX:FMBJ) under which First Menasha will merge with and into Nicolet.  Based upon the financial results as of September 30, 2016, the combined company would have total assets of approximately $2.7 billion, deposits of $2.3 billion and loans of $1.9 billion. The merger transaction is expected to close in the second quarter of 2017.

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

Overview

At September 30, 2016, Nicolet Bankshares, Inc. and its subsidiaries (“Nicolet” or the “Company”) had total assets of $2.3 billion, loans of $1.6 billion, deposits of $1.9 billion and total stockholders’ equity of $277 million, representing increases over December 31, 2015 of 87%, 77%, 83% and 152% in assets, loans, deposits and total equity, respectively. This growth was predominantly attributable to two transactions completed in the first half of 2016 (the “2016 acquisitions”), which are detailed in Note 2, “Acquisitions” of the notes to unaudited consolidated financial statements. On April 29, 2016, Nicolet completed its transformative stock-for-stock merger with Baylake Corp. (“Baylake”), which added 21 branches and a dominant position in Door County, Wisconsin, based on deposit market share. At the time of the Baylake merger and based on estimated fair values, assets of $1.0 billion, loans of $0.7 billion, deposits of $0.8 billion, core deposit intangible of $17 million and goodwill of $66 million were added to the consolidated balance sheet, for a total purchase price of approximately $164 million, including the issuance of 4.3 million shares of Nicolet common stock and assumption of outstanding Baylake equity awards. On a smaller scale, Nicolet completed on April 1, 2016 its private transaction to hire a select group of financial advisors and to purchase their respective books of business and operating platform, to enhance the leadership and future growth of Nicolet’s wealth management business. In this transaction, Nicolet paid total initial consideration of $4.9 million (including $2.6 million in common stock), accrued an earn-out liability of $1.5 million, recorded $0.4 million of goodwill, $0.2 million of fixed assets and $4.3 million of customer relationship intangibles.

For the nine months ended September 30, 2016, net income was $12.4 million, and after $0.6 million of preferred stock dividends, net income available to common shareholders was $11.7 million or $1.67 per diluted common share. Evaluation of financial performance between 2016 and 2015 periods was impacted in general from the timing of the two 2016 acquisitions, and inclusion of non-recurring merger-based expenses and integration costs, as described under the section “Management’s Discussion and Analysis.”

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

Branch Closures

In September 2016, Nicolet announced that it will close six branches that are in close proximity to other Nicolet branches by the end of 2016. The first of these branches was closed on October 28, 2016. The primary reason for the closures is to eliminate the costs associated with the branches in overlapping geographies that resulted from its recent acquisitions. Following the closings Nicolet will operate 36 branches in Northeast and Central Wisconsin and the upper peninsula of Michigan.

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

The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at September 30, 2016. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the ALLL. These agencies may require Nicolet to make additions to the ALLL based on their judgments of collectability based on information available to them at the time of their examination. Acquired loans were purchased at fair value without any ALLL, and subsequent to acquisition such acquired loans will be evaluated and ALLL will be recorded on them to the extent necessary.

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

Management’s Discussion and Analysis

The following discussion is Nicolet management’s analysis of the consolidated financial condition as of September 30, 2016 and December 31, 2015 and results of operations for the three and nine-month periods ended September 30, 2016 and 2015. It should be read in conjunction with Nicolet’s audited consolidated financial statements as of December 31, 2015 and 2014, and for the three years ended December 31, 2015, included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2015.

Evaluation of financial performance between 2016 and 2015 periods was impacted in general from the timing of Nicolet’s two 2016 acquisitions. Since the balances and results of operations of the acquired entities prior to consummation are appropriately not included in the accompanying consolidated financial statements, income statement results and average balances for 2016 included partial period contributions from the 2016 acquisitions versus no contribution in 2015 periods. The inclusion of the Baylake balance sheet and operational results for approximately five months in 2016 analytically explains roughly 45% of the increase in certain average balances and income statement line items between the nine month periods ended September 30, 2016 and 2015, while the financial advisory business acquisition primarily impacts the brokerage fee income, personnel expense and certain other expense line items. In addition, the 2016 acquisitions impacted pre-tax net income by inclusion of non-recurring direct merger expenses of approximately $0.1 million, $0.7 million, $0.4 million and $0.4 million in third quarter 2015, fourth quarter 2015, first quarter 2016 and second quarter 2016, respectively, along with a $1.7 million pre-tax lease termination charge in the second quarter of 2016 related to the closure of a Nicolet branch concurrent with the Baylake merger.

Performance Summary

Nicolet reported net income of $12.4 million for the nine months ended September 30, 2016, compared to $8.6 million for the first nine months of 2015. After $0.6 million of preferred stock dividends, net income available to common shareholders was $11.8 million, or $1.67 per diluted common share for the first nine months of 2016. Comparatively, after $0.2 million of preferred stock dividends, net income available to common shareholders was $8.4 million, or $1.93 per diluted common share for the first nine months of 2015. Beginning March 1, 2016, the annual dividend rate on preferred stock moved from 1% to 9% in accordance with the contractual terms. In advance of such increase, Nicolet redeemed half of its then outstanding preferred stock in September 2015. The remaining half was redeemed in the third quarter of 2016. As a result, Nicolet will not pay preferred dividends going forward. The changes in rate and preferred stock outstanding affected the preferred stock dividends between the comparable nine-month periods.

Net income for the first nine months of 2016 includes combined operating results following the consummation dates of the 2016 acquisitions, and compares favorably to net income for the first nine months of 2015, considering that pre-tax net income for 2016 also includes non-recurring direct merger expenses of $0.8 million and a lease termination charge of $1.7 million as compared to non-recurring direct merger expenses of $0.1 million in pre-tax net income for 2015.

•	Net interest income was $48.1 million for the first nine months of 2016, an increase of $17.4 million or 57% over the first nine months of 2015. The improvement was primarily the result of favorable volume variances, driven by the addition of the Baylake net interest-earning assets, and net favorable rate variances. On a tax-equivalent basis, the net interest margin for the first nine months of 2016 was 3.99%, up 14 basis points (“bps”) from 3.85% for the comparable 2015 period. Between the comparable nine-month periods, the earning asset yield decreased 7 bps to 4.44%, while the cost of interest bearing liabilities decreased by 26 bps to 0.58%, resulting in a 19 bps increase in the interest rate spread between the comparable nine-month periods.

•	Loans were $1.6 billion at September 30, 2016, up $677 million or 77% over $877 million at December 31, 2015, and up $670 million or 76% over $884 million at September 30, 2015, largely attributable to the $691 million loans added from Baylake at acquisition. Between the comparative nine-month periods, average loans grew $391 million or 44%, to $1.3 billion for 2016 yielding 5.13%, compared to $884 million for 2015 yielding 5.09%, in part due to inclusion of Baylake loans carrying a lower portfolio yield but more than offset by higher discount accretion income on acquired loans.

•	Total deposits were $1.9 billion at September 30, 2016, up $878 million or 83% over $1.1 billion at December 31, 2015, and up $922 million or 91% over $1.0 billion a year ago, largely attributable to the $822 million deposits added from Baylake at acquisition. Between the comparative nine-month periods, average total deposits grew $529 million or 52%, to $1.5 billion for 2016, compared to $1.0 billion for 2015. For the nine-month periods, interest-bearing deposits cost 0.43% for 2016, down 22 bps from 0.65% for 2015, benefiting from deposit product rate changes implemented in December 2015 and inclusion of Baylake deposits carrying a lower overall cost.

•	Asset quality measures were elevated at September 30, 2016, impacted by the Baylake merger. Nonperforming assets were $23.7 million at September 30, 2016, compared to pre-merger levels of $3.9 million and $5.0 million at December 31, 2015 and September 30, 2015, respectively. Nonperforming assets represented 1.04%, 0.32% and 0.43% of total assets at September 30, 2016, December 31, 2015, and September 30, 2015, respectively. The allowance for loan losses was $11.5 million, declining to 0.74% of loans at September 30, 2016 (as a result of recording the Baylake loan portfolio at fair value with no carryover of its allowance at the time of the merger), compared to $10.3 million or 1.18%, respectively at year end 2015, and $10.0 million or 1.13%, respectively at September 30, 2015. The provision for loan losses was $1.4 million, exceeding net charge offs of $0.2 million for the first nine months of 2016, versus provision of $1.4 million with $0.6 million of net charge offs for the comparable 2015 period.

•	Noninterest income was $18.8 million for the first nine months of 2016 (including $0.5 million net gain on sales or write-downs of assets) compared to $13.1 million for the first nine months of 2015 (which included $1.0 million net gain on sales or write-downs of assets). Removing these net gains, noninterest income was up $6.1 million or 51% between the nine-month periods, aided by the 2016 acquisitions. The most notable increase over prior year was brokerage fee income which more than quadrupled between the nine-month periods, up $1.6 million to $2.1 million, directly related to the 2016 financial advisor business acquisition. Mortgage income was up $1.0 million or 39% to $3.7 million primarily due to higher production over a broader geographic footprint. Also favorably affected by the Baylake merger timing are revenue lines tied to deposit and ancillary fees, with services charges up $0.8 million or 44%, to $2.5 million, and other income up $2.3 million or 142% to $3.9 million (including $1.2 million increase in interchange income given higher volumes, $0.2 million higher wire fees, and the addition of $0.6 million from a processing business interest acquired in the Baylake merger).

•	Noninterest expense was $46.6 million for the first nine months of 2016, up $17.2 million or 59% over the first nine months of 2015, largely attributable to the larger operating base from the 2016 acquisitions and non-recurring merger-related charges in the 2016 period. Direct merger expenses for the first nine months of 2016 consisted of approximately $0.8 million ($0.1 million in personnel, $0.3 million in processing and $0.4 million in other expense), with a $1.7 million lease termination charge in other expense, compared to $0.1 million direct merger expense in the comparable 2015 period. Salaries and benefits were up $7.8 million or 46%, largely a result of the 2016 acquisitions with an increase in average full-time equivalent employees of 39% between the nine-month periods as well as merit increases, higher overtime and increased equity and incentive expense between the years. Increases in other expense categories were primarily attributed to the inclusion of the 2016 acquisitions.

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

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $48.1 million in the first nine months of 2016, $17.4 million or 57% higher than $30.7 million in the first nine months of 2015, largely impacted by the five months of additional net interest income resulting from the merger. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $1.3 million and $0.9 million for the first nine months of 2016 and 2015, respectively, resulting in taxable equivalent net interest income of $49.4 million and $31.6 million, respectively.

Taxable equivalent net interest income is a non-GAAP measure, but is a preferred industry measurement of net interest income (and its use in calculating a net interest margin) as it enhances the comparability of net interest income arising from taxable and tax-exempt sources.

Table 1: Year-To-Date Net Interest Income Analysis

	For the Nine Months Ended September 30,
	2016			2015
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$1,274,405	$49,634	5.13%	$883,616	$34,006	5.09%
Investment securities
Taxable	147,720	2,068	1.87%	75,324	1,098	1.94%
Tax-exempt (2)	122,850	2,265	2.46%	87,243	1,553	2.37%
Other interest-earning assets	87,840	906	1.38%	37,289	327	1.17%
Total interest-earning assets	1,632,815	$54,873	4.44%	1,083,472	$36,984	4.51%
Cash and due from banks	43,001			30,015
Other assets	147,070			69,319
Total assets	$1,822,886			$1,182,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$184,156	$166	0.12%	$125,268	$231	0.25%
Interest-bearing demand	310,801	1,310	0.56%	203,359	1,266	0.83%
MMA	421,920	415	0.13%	250,164	427	0.23%
Core CDs and IRAs	249,788	1,657	0.89%	202,771	1,682	1.11%
Brokered deposits	28,897	280	1.29%	29,954	312	1.39%
Total interest-bearing deposits	1,195,562	3,828	0.43%	811,516	3,918	0.65%
Other interest-bearing liabilities	52,470	1,638	4.11%	43,100	1,483	4.55%
Total interest-bearing liabilities	1,248,032	5,466	0.58%	854,616	5,401	0.84%
Noninterest-bearing demand	348,765			204,106
Other liabilities	16,779			10,201
Total equity	209,310			113,883
Total liabilities and stockholders’ equity	$1,822,886			$1,182,806
Net interest income and rate spread		$49,407	3.86%		$31,583	3.67%
Net interest margin			3.99%			3.85%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Table 2: Year-To-Date Volume/Rate Variance

Comparison of the nine months ended September 30, 2016 versus the nine months ended September 30, 2015 follows:

	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net
Earning assets

Loans	$15,316	$312	$15,628
Investment securities
Taxable	1,015	(45)	970
Tax-exempt	656	56	712
Other interest-earning assets	420	159	579

Total interest-earning assets	$17,407	$482	$17,889

Interest-bearing liabilities
Savings deposits	$82	$(147)	$(65)
Interest-bearing demand	536	(492)	44
MMA	216	(228)	(12)
Core CDs and IRAs	350	(375)	(25)
Brokered deposits	(10)	(22)	(32)

Total interest-bearing deposits	1,174	(1,264)	(90)
Other interest-bearing liabilities	274	(119)	155

Total interest-bearing liabilities	1,448	(1,383)	65
Net interest income	$15,959	$1,865	$17,824

Table 3: Quarterly Net Interest Income Analysis

	For the Three Months Ended September 30,
	2016			2015
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$1,562,151	$21,138	5.32%	$883,266	$11,185	4.98%
Investment securities
Taxable	199,843	902	1.80%	71,744	339	1.89%
Tax-exempt (2)	152,959	969	2.53%	88,842	504	2.27%
Other interest-earning assets	84,782	351	1.66%	28,346	108	1.50%
Total interest-earning assets	1,999,735	$23,360	4.57%	1,072,198	$12,136	4.46%
Cash and due from banks	59,573			29,849
Other assets	206,774			67,886
Total assets	$2,266,082			$1,169,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$216,055	$60	0.11%	$127,592	$81	0.25%
Interest-bearing demand	367,854	451	0.49%	201,362	438	0.86%
MMA	539,160	180	0.13%	232,886	131	0.22%
Core CDs and IRAs	300,827	583	0.77%	193,893	547	1.12%
Brokered deposits	29,639	76	1.02%	28,728	104	1.43%
Total interest-bearing deposits	1,453,535	1,350	0.37%	784,461	1,301	0.66%
Other interest-bearing liabilities	39,898	541	5.35%	46,537	541	4.58%
Total interest-bearing liabilities	1,493,433	1,891	0.50%	830,998	1,842	0.88%
Noninterest-bearing demand	464,131			211,414
Other liabilities	22,616			12,599
Total equity	285,902			114,922
Total liabilities and stockholders’ equity	$2,266,082			$1,169,933
Net interest income and rate spread		$21,469	4.07%		$10,294	3.58%
Net interest margin			4.19%			3.78%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Table 4: Quarterly Volume/Rate Variance

Comparison of the three months ended September 30, 2016 versus the three months ended September 30, 2015 follows:

	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net
Earning assets

Loans	$9,077	$876	$9,953
Investment securities
Taxable	577	(14)	563
Tax-exempt	400	65	465
Other interest-earning assets	256	(13)	243

Total interest-earning assets	$10,310	$914	$11,224

Interest-bearing liabilities
Savings deposits	$38	$(59)	$(21)
Interest-bearing demand	257	(244)	13
MMA	118	(69)	49
Core CDs and IRAs	240	(204)	36
Brokered deposits	3	(31)	(28)

Total interest-bearing deposits	656	(607)	49
Other interest-bearing liabilities	104	(104)	-

Total interest-bearing liabilities	760	(711)	49
Net interest income	$9,550	$1,625	$11,175

Table 5: Interest Rate Spread, Margin and Average Balance Mix — Taxable Equivalent Basis

	Nine Months Ended September 30,
	2016			2015
(in thousands)	Average Balance	% of Earning Assets	Yield/Rate	Average Balance	% of Earning Assets	Yield/Rate
Total loans	$1,274,405	78.0%	5.13%	$883,616	81.6%	5.09%
Securities and other earning assets	358,410	22.0%	1.95%	199,856	18.4%	1.99%
Total interest-earning assets	$1,632,815	100.0%	4.44%	$1,083,472	100.0%	4.51%

Interest-bearing liabilities	$1,248,032	76.4%	0.58%	$854,616	78.9%	0.84%
Noninterest-bearing funds, net	384,783	23.6%		228,856	21.1%
Total funds sources	$1,632,815	100.0%	0.43%	$1,083,472	100.0%	0.64%
Interest rate spread			3.86%			3.67%
Contribution from net free funds			0.13%			0.18%
Net interest margin			3.99%			3.85%

Taxable equivalent net interest income was $49.4 million for the first nine months of 2016, an increase of $17.8 million or 56% over the same period in 2015, largely impacted by the five months of net interest income added from the Baylake merger. Taxable equivalent interest income increased $17.9 million (or 48%) between the nine-month periods, including $17.4 million more interest income from favorable earning asset volumes (driven by inclusion of the Baylake earning assets) and $0.5 million net favorable rate variances. Interest expense remained consistent between the nine-month periods at $5.5 million for 2016 compared to $5.4 million for 2015. While higher funding volumes added $1.5 million interest expense, a lower cost of funds (mostly attributable to the lower overall cost of funds on acquired balances from Baylake and deposit product rate changes implemented in December 2015) reduced interest expense by $1.4 million.

The taxable equivalent net interest margin was 3.99% for the first nine months of 2016, up 14 bps versus the first nine months of 2015. With a decrease in earning asset yield to 4.44% (down 7 bps) and a 26 bps decline in the cost of funds (to 0.58%), the interest rate spread improved by 19 bps between the first nine-month periods. There has been and will continue to be underlying downward margin pressure as assets mature in this prolonged low-rate environment, with current reinvestment rates substantially lower than previous rates and less opportunity to offset such with similar changes in the already low cost of funds. However, this negative impact for 2016 was partially offset by the merger which added a lower cost of funds and additional favorable income from discount accretion.

The 7 bps decline in earning asset yield was influenced mainly by an increase in loan yield (up 4 bps to 5.13%), though more than offset by a lower proportion of loans in average earning assets (78% versus 82% for the nine-months in 2016 and 2015, respectively). The 4 bps increase in loan yield between the nine-month periods was largely due to higher aggregate discount accretion on loans (including $1.6 million of from three favorably resolved discounted loans in third quarter 2016), partially offset by the addition of Baylake loans carrying a lower overall yield and underlying rate pressure on loan yields from competition and the low rate environment. The earning asset yield decline was also impacted by non-loan earning assets yielding 1.95% for the nine-months of 2016 (down 4 bps from the comparable 2015 period, mostly due to a higher proportion of low-earning cash than the prior year) and representing 22% of average earning assets (versus 18% for the comparable nine-month period in 2015).

Nicolet’s cost of funds decreased 26 bps to 0.58% for the first nine months of 2016 compared to a year ago, driven primarily by deposit funding. The average cost of interest-bearing deposits (which represent approximately 95% of average interest-bearing liabilities for both periods), was 0.43% for the first nine months of 2016, down 22 bps from the first nine months of 2015. The cost of interest-bearing deposits decreased as a result of rate decreases initiated in December 2015, from the lower cost of funds on acquired balances, and a favorable fair value interest mark on acquired CDs. Average other interest-bearing liabilities (comprised of short- and long-term borrowings) increased $9 million but cost 44 bps less between the nine-month periods, as higher cost advances matured and were not renewed, certain acquired advances were paid off in the quarter acquired, and lower-cost variable-rate trust preferred securities were added to the funding mix with the Baylake acquisition in the first nine months of 2016.

Average interest-earning assets were $1.6 billion and $1.1 billion for the first nine months of 2016 and 2015, respectively, for an increase of 51%, predominantly attributable to five months of acquired balances. While the balance of average interest-earning assets increased, the mix of loans declined from 82% to 78% and the securities and other earning assets increased from 18% to 22%. Average total loans increased by $391 million (to $1.3 billion, up 44%) and average non-loan earning assets increased by $159 million (comprised of a $41 million increase in interest-bearing cash and a $118 million increase in investments) to $358 million.

Average interest-bearing liabilities were $1.2 billion, up $393 million or 46% versus the first nine months of 2015, predominantly attributable to five months of acquired balances. Interest-bearing deposits represented 96% and 95% of average interest-bearing liabilities for the first nine months of 2016 and 2015, respectively, while the mix of average interest-bearing deposits moved more to lower-costing MMA deposits and less in higher costing core CDs improving the overall deposit cost between nine-month periods.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2016 and 2015 was $1.4 million for each period, respectively, exceeding net charge offs of $0.2 million and $0.6 million, respectively. Asset quality measures were elevated at September 30, 2016, impacted by the Baylake merger, but remained strong with continued resolutions of problem loans. The ALLL was $11.5 million (0.74% of loans) at September 30, 2016, compared to $10.3 million (1.18% of loans) at December 31, 2015 and $10.0 million (1.13% of loans) at September 30, 2015. The decline in the ratio was a result of recording the Baylake loan portfolio at fair value with no carryover of its allowance at the time of the merger.

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

Noninterest Income

Table 6: Noninterest Income

	For the three months ended September 30,				For the nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
(in thousands)
Service charges on deposit accounts	$1,051	$631	$420	66.6%	$2,514	$1,752	$762	43.5%
Trust services fee income	1,373	1,196	177	14.8	4,000	3,636	364	10.0
Mortgage income, net	2,010	811	1,199	147.8	3,713	2,670	1,043	39.1
Brokerage fee income	992	170	822	483.5	2,090	509	1,581	310.6
Bank owned life insurance (“BOLI”)	318	252	66	26.2	880	749	131	17.5
Rent income	285	324	(39)	(12.0)	820	890	(70)	(7.9)
Investment advisory fees	146	98	48	49.0	341	301	40	13.3
Gain on sale or write-down of assets, net	453	91	362	397.8	548	1,042	(494)	(47.4)
Other income	1,904	612	1,292	211.1	3,874	1,600	2,274	142.1
Total noninterest income	$8,532	$4,185	$4,347	103.9%	$18,780	$13,149	$5,631	42.8%
Noninterest income without net gains	$8,079	$4,094	$3,985	97.3%	$18,232	$12,107	$6,125	50.6%

Comparison of the nine months ending September 30, 2016 versus 2015

Noninterest income was $18.8 million for the first nine months of 2016 (including $0.5 million net gain on sales or write-downs of assets) compared to $13.1 million for the first nine months of 2015 (which included $1.0 million net gain on sales or write-downs of assets). Removing these net gains, noninterest income was up $6.1 million or 51% between the nine-month periods, aided by the 2016 acquisitions. The most notable increase over prior year was brokerage fee income which more than quadrupled between the nine-month periods and was directly related to the 2016 financial advisor business acquisition. Since the year-to-date 2016 results reflect only five months of combined noninterest income activity, comparisons to prior period operating results are expected to widen in the future.

Net gain on sale or write-down of assets was $0.5 million and $1.0 million for the nine months of 2016 and 2015, respectively. The 2016 activity consisted of $0.1 million net gains on sales of investments and $0.4 million net gains on sales of OREO and other assets while the 2015 activity consisted of $0.6 million net gains on the sale of investments and $0.4 million net gains on sales of OREO.

Service charges on deposit accounts were $2.5 million for the first nine months of 2016, up $0.8 million (or 44%) over the comparable period of 2015, given the increase in deposit balances and accounts mainly from the Baylake merger, and higher non-sufficient funds (“NSF”) volumes.

Trust service fees increased to $4.0 million for the first nine months of 2016, up $0.4 million (or 10%) over the comparable 2015 period, on market improvements and net new business with only a modest increase attributable to the Baylake merger. Brokerage fees were $2.1 million, up 311% over the first nine months of 2015, directly attributable to the 2016 financial advisor business acquisition and hiring of selected advisors. Both the financial advisor acquisition as well as the expanded footprint from the Baylake merger will provide growth potential for wealth management in future periods.

Mortgage income, net includes predominantly net gains received from the sale of residential real estate loans service-released into the secondary market, as well as net revenue related to mortgages sold servicing retained, including net gains on mortgages sold, capitalized mortgage servicing gains and servicing fees, net of MSR asset amortization. Mortgage income, net was $3.7 million for first nine months of 2016 compared to $2.7 million for first nine months of 2015, up $1.0 million or 39% between the nine-month periods. The increase between the nine-month periods is attributable to higher sales volume producing higher cash and capitalized gains and a larger mortgage portfolio serviced for others (including the Baylake servicing portfolio acquired) increasing servicing fees , offset partly by higher MSR amortization. The first nine months of 2016 had 27% higher secondary mortgage production with nine-month originations of $181 million for 2016 versus $143 million for 2015.

BOLI income was $0.9 million for the first nine months of 2016, up 18% over the comparable period in 2015 while average BOLI balances increased 26%. A BOLI investment of $25.4 million was added at acquisition in the Baylake merger (impacting the nine-month average balance comparison), at a lower overall earning rate. During June 2016, $21.5 million of the acquired BOLI was surrendered. In September 2016, additional BOLI of $20.0 million was purchased.

Rent income and investment advisory fees were unaffected by the 2016 acquisitions and showed slight changes between the nine-month periods. Other noninterest income increased $2.3 million (or 142%) between the nine-month periods, mostly attributable to ancillary fees tied to deposit-related products, such as a $1.2 million increase in interchange income (mostly higher volumes from debit cards, but also from credit cards usage given the decision in late 2015 to issue credit cards directly to customers rather than through a third party) and $0.2 million higher wire fee income on the expanded customer base, as well as the addition of $0.6 million from a processing business interest in UFS, Inc. (accounted for under the equity method of accounting) acquired in the Baylake merger.

Noninterest Expense

Table 7: Noninterest Expense

	For the three months ended September 30,				For the nine months ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
(in thousands)
Salaries and employee benefits	$10,516	$5,637	$4,879	86.6%	$24,748	$16,996	$7,752	45.6%
Occupancy, equipment and office	3,018	1,745	1,273	73.0	7,324	5,263	2,061	39.2
Business development and marketing	985	549	436	79.4	2,353	1,584	769	48.5
Data processing	1,831	864	967	111.9	4,408	2,585	1,823	70.5
FDIC assessments	247	142	105	73.9	629	469	160	34.1
Intangibles amortization	1,172	248	924	372.6	2,295	783	1,512	193.1
Other expense	1,250	664	586	88.3	4,799	1,695	3,104	183.1
Total noninterest expense	$19,019	$9,849	$9,170	93.1%	$46,556	$29,375	$17,181	58.5%

Comparison of the nine months ending September 30, 2016 versus 2015

Noninterest expense was $46.6 million for the first nine months of 2016, up $17.2 million or 59% over the first nine months of 2015, predominantly attributable to the larger operating base from the 2016 acquisitions and non-recurring merger-related charges in the 2016 period. Direct merger expenses in the first nine months of 2016 consisted of approximately $0.8 million ($0.1 million in personnel, $0.3 million in processing and $0.4 million in other expense), and a $1.7 million lease termination charge in other expense, compared to $0.1 million direct merger expense in the comparable 2015 period. Since the year-to-date 2016 results reflect only five months of combined noninterest expense activity, comparisons to prior period operating results are expected to widen in the future.

Salaries and employee benefits expense was $24.7 million for the first nine months of 2016, up $7.8 million or 46% compared to the first nine months of 2015. In addition to merit increases, higher overtime and higher equity award and incentive costs between the years, salaries and benefits were up largely as a result of an increase in average full time equivalent employees from the 2016 acquisitions, at 393 for the first nine months of 2016, up 39% over 282 for the comparable 2015 period.

Occupancy, equipment and office expense increased $2.1 million to $7.3 million for the first nine months of 2016 compared to 2015. This 39% increase was in line with the 2016 net addition of 21 branches which doubled the branch facilities, an expanded operations facility and a financial advisors location. Utilities, rent, and other occupancy expenses increased proportionately in conjunction with the 2016 acquisitions.

Business development and marketing expense increased $0.8 million (or 49%) between the comparable nine-month periods, with higher spending on promotional materials, media advertising and donations as emphasis was focused on expanded and new markets.

Data processing expenses, which are primarily volume-based, rose $1.8 million or 71% between the nine-month periods, including approximately $0.3 million of direct merger expenses, continued integration costs, increased services, and five of nine months of combined operations in 2016 increasing the number of accounts and volumes processed.

FDIC assessments were higher between the nine-month periods mostly due to a higher assessment base. Intangibles amortization increased due to the addition of $17.3 million of core deposit intangible from the Baylake merger being amortized on an accelerated basis over a 10-year period, and $4.3 million of customer relationship intangibles amortizing straight line over a 12-year average period. Other expense increased $3.1 million (or 183%), primarily due to inclusion of a $1.7 million lease termination charge and $0.4 million of direct merger expenses, in addition to the larger operating base.

Income Taxes

For the nine-month periods ending September 30, 2016 and 2015, income tax expense was $6.4 million and $4.5 million, respectively. The effective tax rates were 33.9% and 33.8%, respectively (with 2016 tax rate partly impacted by the merger). GAAP requires that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. No valuation allowance was determined to be necessary as of September 30, 2016 or December 31, 2015.

Comparison of the three months ending September 30, 2016 versus 2015

Nicolet reported net income of $6.5 million for the three months ended September 30, 2016, up $3.9 million or 149% over $2.6 million for the comparable period of 2015. Net income available to common shareholders for the third quarter of 2016 was $6.2 million, or $0.69 per diluted common share, compared to net income available to common shareholders of $2.5 million, or $0.58 per diluted common share, for the third quarter of 2015.

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $20.9 million in the third quarter of 2016 versus $10.0 million in the third quarter of 2015. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $0.6 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, resulting in taxable equivalent net interest income of $21.5 million and $10.3 million, respectively. Taxable equivalent net interest income for third quarter 2016 was up $11.2 million or 109% versus third quarter 2015, with $9.6 million of the increase due to net favorable volume variances (predominately due to the Baylake merger included for the three months in 2016 versus zero in 2015), and $1.6 million increase from net favorable rate variances (especially in higher loan yields and lower cost of funds).

The earning asset yield was 4.57% for third quarter 2016, 11 bps higher than third quarter 2015, mainly due to an increase in the yield on loans (up 34 bps to 5.32% for third quarter 2016), though partially offset by a lower proportion of loans in average earning assets (78% versus 82% for third quarter 2016 and 2015, respectively). The 34 bps increase in loan yield between the three-month periods was largely due to higher aggregate discount accretion on loans (including $1.6 million from three favorably resolved discounted loans) partially offset by the addition of Baylake loans carrying a lower overall yield and underlying rate pressure on loan yields from competition and the low rate environment. Non-loan earning assets which earn less than loan assets represented 22% of average earning assets for third quarter 2016 (including higher low-earning cash) and earned 1.89%, versus 18% of earning assets yielding 2.01% for third quarter 2015.

The cost of funds was 0.50% for third quarter 2016, 38 bps lower than third quarter 2015, driven by a decline in the cost of deposits (down 29 bps to 0.37% for third quarter 2016) and a higher proportion of deposits in average interest-bearing liabilities (97% versus 94% for third quarter 2016 and 2015, respectively). The decrease in the cost of deposits resulted from product rate decreases initiated in the fourth quarter of 2015, lower overall rates on Baylake deposits acquired, and a favorable fair value interest mark on acquired CDs. The cost of other interest-bearing liabilities increased 77 bps to 5.35% between the third quarter periods, mostly due to a lower proportion of low-cost funding in the mix (such as fed funds purchased and other notes payable).

Noninterest income was $8.5 million for third quarter 2016, up $4.3 million from $4.2 million for the third quarter 2015. Noninterest income without net gains was up $4.0 million or 97%, largely due to mortgage income (up $1.2 million given higher production over a broader geographic footprint), service charges on deposits (up $0.4 million given the larger deposit base), and trust and brokerage fees (up $1.0 million combined, mostly attributable to the 2016 financial advisor business acquisition and market improvements). Net gain on sale or write-down of assets for third quarter 2016 consisted of a $0.5 million net gain on OREO resolutions, while third quarter 2015 included a $0.1 million net gain on OREO resolutions and gains on sales of assets. The $1.3 million increase in other noninterest income between the third quarter periods included interchange income up $0.6 million and wire fee income up $0.1 million on higher volumes, and UFS, Inc. income up $0.4 million due to the acquisition of this processing business as part of the Baylake merger in April 2016.

Noninterest expense was $19.0 million for the third quarter of 2016, up $9.2 million or 93% from third quarter 2015Non-recurring Baylake merger-based expenses were $0.1 million in third quarter 2015 and zero in the third quarter of 2016. Salaries and employee benefits for the third quarter of 2016 were $10.5 million or 87% higher than the third quarter of 2015. In addition to merit increases, higher overtime and higher equity award and incentive costs between the comparable third quarter periods, salaries and benefits were up largely from a 75% increase in average full time equivalent employees attributable to the 2016 acquisitions. Occupancy expense was $1.3 million higher due to the increased office locations. Data processing was $1.0 million higher than third quarter 2015 from increased accounts, rate increases and higher plastics processing costs. Amortization of intangibles was $0.9 million higher due to the added intangibles from the 2016 acquisitions.

The provision for loan losses was $0.5 million for third quarter 2016 and 2015. Net charge offs for the quarter ending September 30, 2015 were $0.2 million compared to a net recovery of $0.1 million for the third quarter of 2016. At September 30, 2016, the ALLL was $11.5 million (or 0.74% of total loans) compared to $10.0 million (or 1.13% of total loans) at September 30, 2015. The decline in the ratio was a result of recording the Baylake loan portfolio at fair value with no carryover of its allowance at the time of the merger.

Income tax expense was $3.4 million and $1.3 million for the third quarters of 2016 and 2015, respectively. The effective tax rates were 34.5% for third quarter 2016 (partly impacted by the merger) and 32.8% for third quarter 2015.

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

Nicolet’s primary lending function is to make 1) commercial loans, consisting of commercial and industrial business loans, agricultural (“AG”) production, and owner-occupied commercial real estate (“CRE”) loans; 2) CRE loans, consisting of commercial investment real estate loans, AG real estate, and construction and land development loans; 3) residential real estate loans, including residential first mortgages, residential junior mortgages (such as home equity loans and lines), and residential construction loans; and 4) retail and other loans. Using these four broad groups the mix of loans at September 30, 2016 was 53% commercial, 20% CRE loans, 26% residential real estate, and 1% retail and other loans; and grouped further the loan mix was 73% commercial-based and 27% retail-based.

Total loans were $1.6 billion at September 30, 2016 compared to $877 million at December 31, 2015. Compared to September 30, 2015, loans grew $670 million or 76%, primarily as a result of the $691 million loans added fromBaylake at acquisition in April 2016. On average, loans were $1.3 billion and $884 million for the first nine months of 2016 and 2015, respectively, up 44%, largely attributable to the inclusion of acquired loans for five of nine months in 2016. At the time of the merger, the acquired Baylake loan portfolio was somewhat similar to Nicolet’s pre-merger loan mix, with the most notable differences being a higher mix in owner-occupied CRE and CRE investment and a lower mix in commercial and industrial loans.

Table 8: Period End Loan Composition

	September 30, 2016		December 31, 2015		September 30, 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$423,790	27.3%	$294,419	33.6%	$304,858	34.5%
Owner-occupied CRE	362,554	23.3	185,285	21.1	179,569	20.3
AG production	34,077	2.2	15,018	1.7	15,709	1.8
AG real estate	45,671	2.9	43,272	4.9	39,715	4.5
CRE investment	197,884	12.7	78,711	9.0	83,278	9.4
Construction & land development	68,161	4.4	36,775	4.2	39,487	4.5
Residential construction	27,331	1.8	10,443	1.2	8,106	0.9
Residential first mortgage	284,653	18.3	154,658	17.6	153,562	17.3
Residential junior mortgage	95,901	6.2	51,967	5.9	54,170	6.1
Retail & other	14,102	0.9	6,513	0.8	5,994	0.7
Total loans	$1,554,124	100.0%	$877,061	100.0%	$884,448	100.0%

Broadly, loans were 73% commercial-based and 27% retail-based at September 30, 2016 compared to 74% commercial-based and 26% retail-based at December 31, 2015. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively as well as the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.

Commercial and industrial loans consist primarily of commercial loans to small businesses and, to a lesser degree, to municipalities within a diverse range of industries. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans increased $129 million to $424 million since year end 2015. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio but decreased to 27.3% of the total portfolio at September 30, 2016, down from 33.6% at December 31, 2015, largely attributable to the acquired Baylake loan mix.

Owner-occupied CRE loans increased to 23.3% of loans at September 30, 2016 from 21.1% at December 31, 2015, largely attributable to the acquired Baylake loan mix. Owner-occupied CRE loans primarily consist of loans within a diverse range of industries secured by business real estate that is occupied by borrowers (i.e. who operate their businesses out of the underlying collateral) and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral.

AG production and AG real estate loans combined consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland. In total, agricultural loans increased $21 million since year end 2015, representing 5.1% of total loans at September 30, 2016, versus 6.6% at December 31, 2015.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. The balance of these loans increased $119 million since year end 2015, representing 12.7% of total loans at September 30, 2016 compared to 9.0% of total loans at December 31, 2015, largely attributable to the acquired Baylake loan mix.

Loans in the construction and land development portfolio provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis. Lending on originated loans in this category has remained relatively steady as a percent of loans. Since December 31, 2015, balances have increased $31 million, and this category represented 4.4% and 4.2% of total loans at September 30, 2016 and year-end 2015, respectively.

On a combined basis, Nicolet’s residential real estate loans represent 26.3% of total loans at September 30, 2016, up from 24.7% at December 31, 2015. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. Across the industry, home equities generally involve loans that are in second or junior lien positions, but Nicolet has secured many such loans in a first lien position, further mitigating the portfolio risks. Nicolet has not experienced significant losses in its residential real estate loans; however, if market values in the residential real estate markets decline, particularly in Nicolet’s market area, rising loan-to-value ratios could cause an increase in the provision for loan losses. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. Mortgage loans retained in the portfolio are typically of high quality and have historically had low net charge off rates.

Loans in the retail and other classification represent less than 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and/or guaranty positions. The loan balances in this portfolio increased $8 million from December 31, 2015 to September 30, 2016.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2016, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

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

At September 30, 2016, the ALLL was $11.5 million compared to $10.3 million at December 31, 2015. The nine-month increase was a result of a 2016 provision of $1.4 million exceeding 2016 net charge offs of $0.2 million. Comparatively, the provision for loan losses in the first nine months of 2015 was $1.4 million and net charge offs were $0.6 million. Annualized net charge offs as a percent of average loans were 0.02% in the first nine months of 2016 compared to 0.10% for the first nine months of 2015 and 0.09% for the entire 2015 year. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ratio of the ALLL as a percentage of period-end loans was 0.74% at September 30, 2016 (with a 1.05% ratio on originated loans and a 0.36% ratio on acquired loans) compared to 1.18% at December 31, 2015 (with a 1.18% ratio on originated loans and a 1.16% ratio on acquired loans). The ALLL to loans ratio is impacted by the accounting treatment of Nicolet’s 2013 and 2016 bank acquisitions, which combined at their acquisition dates added no ALLL to the numerator and $974 million of loans into the denominator. Acquired loans were $702 million and $137 million at September 30, 2016 and December 31, 2015, respectively. The change in the ALLL to loans ratio was driven by the increase in the denominator from acquired loans in 2016.

The largest portions of the ALLL were allocated to commercial & industrial (“C&I”) loans and owner-occupied CRE loans combined, representing 59.1% and 55.0% of the ALLL at September 30, 2016 and December 31, 2015, respectively. Most notably since December 31, 2015, the increased allocations to C&I (from 36.2% to 36.6%), Owner-occupied CRE (from 18.8% to 22.5%) and CRE investment (from 7.6% to 9.0%) and the decreased allocation in construction and land development (from 14.0% to 7.5%) was largely the result of changes to allowance allocations in conjunction with changes in past due and loss histories and balance mix changes.

Table 9: Loan Loss Experience

	For the nine months ended		Year ended
(in thousands)	September 30, 2016	September 30, 2015	December 31, 2015
Allowance for loan losses (ALLL):
Balance at beginning of period	$10,307	$9,288	$9,288
Provision for loan losses	1,350	1,350	1,800
Charge-offs	432	717	883
Recoveries	(256)	(84)	(102)
Net charge-offs	176	633	781
Balance at end of period	$11,481	$10,005	$10,307

Net loan charge-offs (recoveries):
Commercial & industrial	$262	$268	$338
Owner-occupied CRE	58	216	225
Agricultural production	-	-	-
Agricultural real estate	-	-	-
CRE investment	(221)	(13)	33
Construction & land development	-	-	-
Residential construction	-	-	-
Residential first mortgage	(5)	42	64
Residential junior mortgage	46	103	99
Retail & other	36	17	22
Total net loans charged-off	$176	$633	$781

ALLL to total loans	0.74%	1.13%	1.18%
ALLL to net charge-offs	6,523.3%	1,580.6%	1,319.7%
Net charge-offs to average loans, annualized	0.02%	0.10%	0.09%

The allocation of the ALLL is based on Nicolet’s estimate of loss exposure by category of loans and is shown in Table 10 for September 30, 2016 and December 31, 2015.

Table 10: Allocation of the Allowance for Loan Losses

(in thousands)	September 30, 2016	% of Loan Type to Total Loans	December 31, 2015	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$4,204	27.3%	$3,721	33.6%
Owner-occupied CRE	2,585	23.3	1,933	21.1
Agricultural production	125	2.2	85	1.7
Agricultural real estate	303	2.9	380	4.9
CRE investment	1,029	12.7	785	9.0
Construction & land development	860	4.4	1,446	4.2
Residential construction	323	1.8	147	1.2
Residential first mortgage	1,433	18.3	1,240	17.6
Residential junior mortgage	492	6.2	496	5.9
Retail & other	127	0.9	74	0.8
Total ALLL	$11,481	100.0%	$10,307	100.0%

ALLL category as a percent of total ALLL:
Commercial & industrial	36.6%		36.2%
Owner-occupied CRE	22.5		18.8
Agricultural production	1.1		0.8
Agricultural real estate	2.6		3.7
CRE investment	9.0		7.6
Construction & land development	7.5		14.0
Residential construction	2.8		1.4
Residential first mortgage	12.5		12.0
Residential junior mortgage	4.3		4.8
Retail & other	1.1		0.7
Total ALLL	100.0%		100.0%

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $21.5 million (consisting of $0.7 million originated loans and $20.8 million acquired loans) at September 30, 2016 compared to $3.5 million at December 31, 2015 (consisting of $0.6 million originated loans and $2.9 million acquired loans). Of the $37.5 million nonaccrual loans initially acquired in the 2016 and 2013 acquisitions, $20.8 million remain and are included in the $21.5 million of nonaccrual loans at September 30, 2016. Nonperforming assets (which include nonperforming loans and OREO) were $23.7 million at September 30, 2016 compared to $3.9 million at December 31, 2015. OREO increased from $0.4 million at year end 2015 to $2.2 million at September 30, 2016 as a result of OREO properties acquired in the Baylake merger. Nonperforming assets as a percent of total assets were 1.04% at September 30, 2016 compared to 0.32% at December 31, 2015.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $9.2 million (0.6% of loans) and $9.2 million (1.0% of loans) at September 30, 2016 and December 31, 2015, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 11: Nonperforming Assets

(in thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Nonaccrual loans:
Commercial & industrial	$680	$204	$223
Owner-occupied CRE	2,986	951	1,223
AG production	23	13	15
AG real estate	208	230	372
CRE investment	13,216	1,040	771
Construction & land development	1,220	280	686
Residential construction	287	—	—
Residential first mortgage	2,656	674	861
Residential junior mortgage	212	141	148
Retail & other	-	—	—
Total nonaccrual loans	21,488	3,533	4,299
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$21,488	$3,533	$4,299
OREO:
Commercial & industrial	$64	$—	$—
CRE investment	-	52	32
Owner-occupied CRE	278	—	—
Construction & land development	651	—	126
Residential real estate owned	109	—	56
Bank property real estate owned	1,087	315	500
Total OREO	2,189	367	714
Total nonperforming assets	$23,677	$3,900	$5,013
Total restructured loans accruing	$—	$—	$—
Ratios
Nonperforming loans to total loans	1.38%	0.40%	0.49%
Nonperforming assets to total loans plus OREO	1.52%	0.44%	0.57%
Nonperforming assets to total assets	1.04%	0.32%	0.43%
ALLL to nonperforming loans	53.4%	291.7%	232.7%
ALLL to total loans	0.74%	1.18%	1.13%

Table 12: Investment Securities Portfolio

	September 30, 2016			December 31, 2015
(in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
U.S. Government sponsored enterprises	$1,985	$1,994	1%	$287	$294	-%
State, county and municipals	186,025	187,492	51	104,768	105,021	61
Mortgage-backed securities	161,448	162,926	44	61,600	61,464	36
Corporate debt securities	10,442	10,690	3	1,140	1,140	1
Equity securities	2,631	3,214	1	3,196	4,677	2
Total	$362,531	$366,316	100%	$170,991	$172,596	100%

At September 30, 2016 the total carrying value of investment securities was $366 million, up from $173 million at December 31, 2015, and represented 16.1% and 14.2% of total assets at September 30, 2016 and December 31, 2015, respectively. The increase since year end 2016 was largely attributable to investment securities added from Baylake at acquisition in April 2016. At September 30, 2016, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity.

In addition to securities available for sale, Nicolet had other investments of $18 million at September 30, 2016 and $8 million at December 31, 2015, consisting of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System), and the Federal Agricultural Mortgage Corporation, as well as equity investments in other privately-traded companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus not liquid, have no ready market or quoted market value, and are carried at cost. The remaining investments have no quoted market prices, and are carried at cost less other than temporary impairment (“OTTI”) charges, if any. Nicolet’s management evaluates all these other investments periodically for impairment, considering financial condition and other available relevant information. There were no OTTI charges recorded in 2015 or year to date 2016.

Table 13: Investment Securities Portfolio Maturity Distribution

	As of September 30, 2016
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
(in thousands)
U.S. government sponsored enterprises	$—	—%	$1,985	2.9%	$-	-%	$—	—%	$—	—%	$1,985	2.9%	$1,994
State and county municipals (1)	10,673	2.3	73,795	2.7	98,176	2.8	3,381	3.4	—	—	186,025	2.7	187,492
Mortgage-backed securities	—	—	—	—	—	—	—	—	161,448	3.1	161,448	3.1	162,926
Corporate debt securities	—	—	5,153	6.5	—	—	5,289	6.0	—	—	10,442	6.2	10,690
Equity securities	—	—	—	—	—	—	—	—	2,631	6.2	2,631	6.2	3,214
Total amortized cost	$10,673	2.3%	$80,933	2.9%	$98,176	2.8%	$8,670	5.0%	$164,079	3.1%	$362,531	3.0%	$366,316
Total fair value and carrying value	$10,675		$81,499		$99,029		$8,973		$166,139				$366,316
As a percent of total fair value	3%		22%		27%		3%		45%				100%

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Deposits

Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Included in total deposits in Table 14 are brokered deposits of $29 million at September 30, 2016 and $31 million at December 31, 2015.

Table 14: Deposits

	September 30, 2016		December 31, 2015
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$485,421	25.1%	$226,554	21.5%
Money market and NOW accounts	902,427	46.7%	486,677	46.1%
Savings	222,887	11.5%	136,733	12.9%
Time	323,347	16.7%	206,453	19.5%
Total deposits	$1,934,082	100.0%	$1,056,417	100.0%

Total deposits were $1.9 billion at September 30, 2016, up $878 million or 83% since December 31, 2015, largely attributable to the $822 million deposits added from Baylake at acquisition in April 2016. On average for the first nine months of 2016, total deposits were $1.5 billion, up $529 million, or 52%, from the comparable 2015 period, largely attributable to the inclusion of acquired deposits for five of nine months in 2016. On average, the mix of deposits changed between the comparable nine-month periods, with 2016 carrying more in demand (i.e. noninterest bearing) deposits, money market and NOW accounts, and less in savings and time deposits.

Table 15: Average Deposits

	For the nine months ended
	September 30, 2016		September 30, 2015
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$348,765	22.6%	$204,106	20.1%
Money market and NOW accounts	732,721	47.4%	453,523	44.7%
Savings	184,156	11.9%	125,268	12.3%
Time	278,685	18.1%	232,725	22.9%
Total	$1,544,327	100.0%	$1,015,622	100.0%

Table 16: Maturity Distribution of Certificates of Deposit of $100,000 or More

(in thousands)	September 30, 2016
3 months or less	$23,289
Over 3 months through 6 months	18,708
Over 6 months through 12 months	26,099
Over 12 months	67,957

Total	$136,053

Other Funding Sources

Other funding sources include short-term borrowings (zero at September 30, 2016 and December 31, 2015) and long-term borrowings (totaling $37 million at September 30, 2016 and $40 million at December 31, 2015). Short-term borrowings consist mainly of customer repurchase agreements maturing in less than nine months or federal funds purchased. Long-term borrowings include notes payable (consisting of FHLB advances and, prior to its repayment in 2016, a joint venture note), junior subordinated debentures (largely qualifying as Tier 1 capital for regulatory purposes, given their long maturity dates, even though they are redeemable in whole or in part at par), and subordinated debt (issued in 2015 with 10-year maturities, callable on or after the fifth anniversary date of their respective issuance dates, and qualifying as Tier 2 capital for regulatory purposes). During the third quarter of 2016, a $5 million FHLB advance matured and was paid off. Further information regarding these long-term borrowings is included in Note 8 – Notes Payable, Note 9 – Junior Subordinated Debentures, and Note 10 – Subordinated Notes in the notes to the unaudited consolidated financial statements. Given the high level of deposits to assets, other funding sources are currently utilized modestly, mainly for their capital equivalent characteristics and term funding.

Additional funding sources consist of a $10 million available and unused line of credit at the holding company, $143 million of available and unused federal funds purchased lines, and available total borrowing capacity at the FHLB of $298 million of which $9 million was used at September 30, 2016 (consisting of $1 million in outstanding advances and $8 million related to outstanding letters of credits).

Off-Balance Sheet Obligations

As of September 30, 2016 and December 31, 2015, Nicolet had the following commitments that did not appear on its balance sheet:

Table 17: Commitments

	September 30,	December 31,
	2016	2015
(in thousands)
Commitments to extend credit — fixed and variable rate	$497,931	$302,591
Financial letters of credit	12,685	2,610
Standby letters of credit	4,223	4,314

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

Funds are available from a number of basic banking activity sources including but not limited to the core deposit base, the repayment and maturity of loans, investment securities calls, maturities, and sales, and funds obtained through brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Approximately $29 million of the $366 million investment securities portfolio at September 30, 2016 was pledged to secure public deposits, short term borrowings, repurchase agreements, or for other purposes as required by law. Other funding sources available include short-term borrowings, federal funds purchased, and long-term borrowings.

Cash and cash equivalents at September 30, 2016 and December 31, 2015 were approximately $104 million and $84 million, respectively. These levels have increased through the first nine months of 2016 with $74 million net cash provided by investing activities (mostly due to net cash acquired with the 2016 acquisitions and a net decline in loans) and $12 million net cash provided by operating activities, exceeding the $65 million net cash used in financing activities (mostly due to reductions in short-term borrowings, notes payable and preferred stock exceeding the net increase in deposits). Nicolet’s liquidity resources were sufficient as of September 30, 2016 to fund loans, accommodate deposit trends and cycles, and to meet other cash needs as necessary.

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

Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps decrease in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on this analysis on financial data at September 30, 2016, the projected changes in net interest income over a one-year time horizon, versus the baseline, was -1.2%, -0.4%, -0.7% and -1.0% for the -200, -100, +100 and +200 bps scenarios, respectively; such results are within Nicolet’s guidelines of not greater than -15% for +/- 100 bps and not greater than -20% for +/- 200 bps.

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

At September 30, 2016, Nicolet’s capital structure consisted of $276.3 million of common stock equity. Comparatively, at December 31, 2015, Nicolet’s total stockholders’ equity was $109.5 million, consisting of $12.2 million preferred stock and $97.3 million of common stock equity. During the hird quarter of 2015, Nicolet redeemed $12.2 million of its outstanding Small Business Lending Fund (“SBLF”) Series C Preferred Stock. During the third quarter of 2016, the remaining $12.2 million of preferred stock was fully redeemed. These redemptions were part of an overall capital strategy partially motivated by the adjustment of the rate on the SBLF preferred stock from 1% to 9% effective March 1, 2016, according to the terms of the Securities Purchase Agreement.

Nicolet’s common equity, representing 12.2% of total assets at September 30, 2016 compared to 8.0% at December 31, 2015, continues to reflect capacity to capitalize on opportunities. Nicolet’s common stock was accepted by shareholders as the primary consideration in the recent predominantly stock-for-stock 2016 acquisitions, as described in Note 2 – “Acquisitions,” in the notes to the unaudited consolidated financial statements. On April 29, 2016 as part of the Baylake merger, Nicolet issued 4,344,243 shares of common stock for common stock consideration of $163.3 million, and recorded $1.2 million consideration for assumed stock options. In connection with the financial advisor business acquisition that completed on April 1, 2016, Nicolet issued $2.6 million in common stock consideration. Further, Nicolet’s investors have demonstrated a strong commitment to capital over time, providing common capital when needed, including a December 2008 private placement raising $9.5 million in common capital as we entered the economic crisis and the April 2013 private placement raising $2.9 million in common capital alongside a predominately stock-for-stock 2013 bank acquisition which added $9.7 million in common capital. Book value per common share increased 37% to $32.19 at September 30, 2016 from $23.42 at year end 2015 aided by the common equity issued in the 2016 acquisitions and retained earnings.

During early 2014, a common stock repurchase program was approved which authorized, with subsequent modifications in 2015, the use of up to $18 million to repurchase up to 800,000 shares of outstanding common stock. Nicolet suspended its repurchase program between announcement (September 8, 2015) and consummation (April 29, 2016) of the Baylake merger transaction. Nicolet resumed its repurchase program in the third quarter of 2016, using $2.5 million to repurchase and cancel 66,227 shares at a weighted average price per share of $37.36 including commissions. During the year ended December 31, 2015, $4.2 million was used to repurchase and cancel 146,404 shares at a weighted average price per share of $28.35 including commissions. Since beginning the repurchase program in February 2014, total shares repurchased through September 30, 2016 were 469,922 utilizing $12.3 million for an average cost of $26.11 per share.

As shown in Table 18, all of Nicolet’s regulatory capital ratios remain strong and are well above the minimum regulatory ratios. In comparing September 30, 2016 to December 31, 2015, certain regulatory capital ratios declined due to the increased asset size and recognition of new intangibles from the 2016 acquisitions; however, all required minimum capital levels were exceeded at September 30, 2016, and Nicolet maintains sufficient regulatory capital for current and future needs. The Bank’s regulatory ratios at September 30, 2016 and December 31, 2015 qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment.

A source of income and funds for Nicolet as the parent company of Nicolet National Bank are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by regulatory agencies. During the first nine months of 2016, the Bank paid dividends of $23 million to Nicolet, $8 million from Bank retained earnings and $15 million from the Bank’s surplus, the latter of which received the requisite pre-approval by regulatory agencies and was requested due to growth in surplus from the 2016 acquisitions. During 2015, the Bank paid $11 million of dividends to the parent company. At September 30, 2016, the Bank could pay dividends of approximately $7 million without seeking regulatory approval.

A summary of Nicolet’s and Nicolet National Bank’s regulatory capital amounts and ratios as of September 30, 2016 and December 31, 2015 are presented in the following table.

Table 18: Capital

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of September 30, 2016:
Company
Total capital	$240,359	13.6%	$141,856	8.0%
Tier 1 capital	217,002	12.2	106,392	6.0
CET 1 capital	193,409	10.9	79,794	4.5
Leverage	217,002	10.0	87,221	4.0

Bank
Total capital	$219,568	12.4%	$141,584	8.0%	$176,980	10.0%
Tier 1 capital	208,086	11.8	106,188	6.0	141,584	8.0
CET 1 capital	208,086	11.8	79,641	4.5	115,037	6.5
Leverage	208,086	9.6	86,944	4.0	108,680	5.0

As of December 31, 2015:
Company
Total capital	$140,691	14.8%	$75,972	8.0%
Tier 1 capital	118,535	12.5	56,979	6.0
CET 1 capital	94,346	9.9	42,697	4.5
Leverage	118,535	10.0	47,627	4.0

Bank
Total capital	$122,206	13.1%	$74,903	8.0%	$93,629	10.0%
Tier 1 capital	111,899	12.0	56,178	6.0	74,903	8.0
CET 1 capital	111,899	12.0	42,133	4.5	60,859	6.5
Leverage	111,899	9.5	47,036	4.0	58,794	5.0

(1)	The total capital ratio is defined as Tier1 capital plus Tier 2 capital divided by total risk-weighted assets. The Tier 1 capital ratio is defined as Tier1 capital divided by total risk-weighted assets. CET 1 capital ratio is defined as Tier 1 capital, with deductions for goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities, and limitations on the inclusion of deferred tax assets, mortgage servicing assets and investments in other financial institutions, in each case as provided further in the rules, divided by total risk-weighted assets. The leverage ratio is defined as Tier 1 capital divided by the most recent quarter’s average total assets, adjusted in accordance with regulatory guidelines.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on specific cash flow issues, including: debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies, and distributions received from equity method investees. The amendments are effective for public business entities for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle of the guidance is a lessee should recognize the assets and liabilities that arise from leases. The updated guidance is effective for annual reporting periods beginning after December 15, 2018. Early application is permitted. The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Commencing on February 24, 2016, Nicolet’s common stock is traded on the Nasdaq Capital Market under the symbol NCBS. Following are Nicolet’s monthly common stock purchases during the third quarter of 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
	(#)	($)	(#)	(#)
Period
July 1 – July 31, 2016	—	—	—	214,000
August 1– August 31, 2016	30,197	$37.09	30,197	185,000
September 1 – September 30, 2016	36,030	$37.59	36,030	149,000
Total	66,227	$37.36	66,227	149,000

(a)	During early 2014, a common stock repurchase program was approved which authorized, with subsequent modifications in 2015, the use of up to $18 million to repurchase up to 800,000 shares of outstanding common stock. At September 30, 2016, approximately $5.7 million remained available to repurchase common shares. Using the closing stock price on September 30, 2016 of $38.35, a total of approximately 149,000 shares of common stock could be repurchased under this plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit
Number	Description
2.1

Agreement and Plan of Merger by and between Nicolet Bankshares, Inc. and First Menasha Bancshares, Inc., dated November 3, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 4, 2016).

10.5†

Nicolet Bankshares, Inc. 2011 Long Term Incentive Plan, as amended and restated effective April 29, 2016 and approved by the shareholders of Nicolet Bankshares, Inc. on August 10, 2016 (Incorporated by reference to Appendix A of Nicolet’s Proxy Statement filed June 30, 2016).

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

NICOLET BANKSHARES, INC.

November 4, 2016	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

November 4, 2016	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer