Form 10-K
period 2016-12-31
NICOLET BANKSHARES INC
filed 2017-03-10
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $284.9 million based on the closing sale price of $38.08 per share as reported on Nasdaq on June 30, 2016. The registrant’s common stock commenced trading on the Nasdaq Capital Market on February 24, 2016.

As of February 28, 2017, 8,588,634 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders.

Nicolet Bankshares, Inc.

TABLE OF CONTENTS

		PAGE
PART I

Item 1.	Business	3-10

Item 1A.	Risk Factors	10-15

Item 1B.	Unresolved Staff Comments	16

Item 2.	Properties	16

Item 3.	Legal Proceedings	16

Item 4.	Mine Safety Disclosures	16

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17-18

Item 6.	Selected Financial Data	18-19

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	20-47

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 8.	Financial Statements and Supplementary Data	48-98

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	99

Item 9A.	Controls and Procedures	99

Item 9B.	Other Information	99

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	100

Item 11.	Executive Compensation	100

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	100

Item 13.	Certain Relationships and Related Transactions, and Director Independence	100

Item 14.	Principal Accountant Fees and Services	100

PART IV

Item 15.	Exhibits and Financial Statement Schedules	101-102

Signatures		103

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

General

Nicolet Bankshares, Inc. (individually referred to herein as the “Parent Company” and together with all its subsidiaries collectively referred to herein as “Nicolet,” the “Company,” “we,” “us” or “our”) is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Wisconsin. At December 31, 2016, Nicolet had total assets of $2.3 billion, loans of $1.6 billion, deposits of $2.0 billion and total stockholders’ equity of $276 million. For the year ended December 31, 2016, Nicolet earned net income of $18.5 million, and after $0.6 million of preferred stock dividends, net income available to common shareholders was $17.9 million or $2.37 per diluted common share. For 2016, Nicolet’s return on average assets was 0.95%.

Nicolet is a Wisconsin corporation, originally incorporated on April 5, 2000 as Green Bay Financial Corporation, a Wisconsin corporation, to serve as the holding company for and the sole shareholder of Nicolet National Bank. It amended and restated its articles of incorporation and changed its name to Nicolet Bankshares, Inc. on March 14, 2002. It subsequently became the holding company for the Bank upon the completion of the Bank’s reorganization into a holding company structure on June 6, 2002. Nicolet elected to become a financial holding company in 2008.

Nicolet conducts operations through its wholly owned subsidiary, Nicolet National Bank, a commercial bank which was organized in 2000 as a national bank under the laws of the United States and opened for business, in Green Bay, Brown County, Wisconsin, on November 1, 2000 (referred to herein as the “Bank”). Structurally, Nicolet also wholly owns a registered investment advisory firm, Brookfield Investment Partners, LLC. (“Brookfield”), that principally provides investment strategy and transactional services to select community banks, wholly owns a registered investment advisory firm, Nicolet Advisory Services, LLC (“Nicolet Advisory”), that conducts brokerage and financial advisory services primarily to individual consumers, and entered into a joint venture that provides for 50% ownership of the building in which Nicolet is headquartered. Structurally, the Bank wholly owns an investment subsidiary based in Nevada, wholly owns a subsidiary in Green Bay that provides a web-based investment management platform for financial advisor trades and related activity, and the Bank owns 99.2% of United Financial Services, Inc (“UFS Inc.”) which in turn owns 50.2% of UFS, LLC, a data processing services company located in Grafton, Wisconsin (collectively referred to herein as “UFS”). These subsidiaries are closely related to or incidental to the business of banking and none are individually or collectively significant to Nicolet’s financial position or results as of December 31, 2016.

The Bank is a full-service community bank, offering traditional banking products and services, and trust and brokerage products and services, to businesses and individuals in the markets it serves, delivered through a branch network serving northeast and central Wisconsin communities and Menominee, Michigan, as well as through on-line and mobile banking capabilities.

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

Since its opening in late 2000, Nicolet has supplemented its organic growth with the December 2003 purchase of a branch and deposits in Menominee, Michigan, the July 2010 purchase of 4 branches and deposits in Brown County, the April 2013 merger transaction with Mid-Wisconsin Financial Services, Inc. (“Mid-Wisconsin”), the August 2013 acquisition of selected assets and liabilities of Bank of Wausau through a transaction with the Federal Deposit Insurance Corporation (“FDIC”) (the latter two collectively referred to as the “2013 acquisitions”), and two transactions completed in the first half of 2016 (collectively the “2016 acquisitions”) consisting of a private transaction to hire a select group of financial advisors and to purchase their respective books of business and operating platform completed on April 1, 2016 and the merger transaction with Baylake Corp. (“Baylake”) consummated on April 29, 2016.

On November 4, 2016, Nicolet announced the signing of an Agreement and Plan of Merger with First Menasha Bancshares, Inc. (“First Menasha” (OTCQX: FMBJ)) pursuant to which First Menasha will merge with and into Nicolet. As of December 31, 2016, First Menasha had total assets of $465 million, loans of $365 million, deposits of $383 million and total stockholders’ equity of $47 million. The merger with First Menasha is expected to close in April of 2017.

Products and Services Overview

Nicolet’s principal business is banking, consisting of lending and deposit gathering, as well as ancillary banking-related products and services, to businesses and individuals of the communities it serves, and the operational support to deliver, fund and manage such banking products and services. Additionally, through the Bank and Nicolet Advisory, trust, brokerage and other investment management services for individuals and retirement plan services for business customers are offered. Nicolet delivers its products and services principally through 36 bank branch locations, on-line banking, mobile banking and an interactive website. Nicolet’s call center also services customers.

Nicolet offers a variety of loans, deposits and related services to business customers (especially small and medium-sized businesses and professional concerns), including but not limited to: business checking and other business deposit products and cash management services, international banking services, business loans, lines of credit, commercial real estate financing, construction loans, agricultural real estate or production loans, and letters of credit, as well as retirement plan services. Similarly, Nicolet offers a variety of banking products and services to consumers, including but not limited to: residential mortgage loans and mortgage refinancing, home equity loans and lines of credit, residential construction loans, personal loans, checking, savings and money market accounts, various certificates of deposit and individual retirement accounts, safe deposit boxes, and personal brokerage, trust and fiduciary services. Nicolet also provides on-line services including commercial, retail and trust on-line banking, automated bill payment, mobile banking deposits and account access, remote deposit capture, and telephone banking, and other services such as wire transfers, debit cards, credit cards, pre-paid gift cards, direct deposit, official bank checks and U.S. savings bonds.

Lending is critical to Nicolet’s balance sheet and earnings potential. Nicolet seeks creditworthy borrowers principally within the geographic area of its branch locations. As a community bank with experienced commercial lenders and residential mortgage lenders, the primary lending function is to make commercial loans (consisting of commercial, industrial, and business loans and lines of credit, owner-occupied commercial real estate (“owner-occupied CRE”), and agricultural (“AG”) production loans]; commercial real estate (“CRE”) loans [consisting of investment real estate loans (“CRE investment”), AG real estate, and construction and land development loans); residential real estate loans (consisting of residential first lien mortgages, junior lien mortgages, home equity loans and lines of credit, and to a lesser degree residential construction loans); and other loans, mainly consumer in nature. As of December 31, 2016, Nicolet’s loan portfolio mix was as follows:

Loan category	% of Total Loans
Commercial & industrial	27%
Owner-occupied CRE	23%
AG production	3%
Total commercial loans	53%
AG real estate	3%
CRE investment	13%
Construction & land development	4%
Total CRE loans	20%
Residential construction	1%
Residential first mortgages	19%
Residential junior mortgages	6%
Total residential real estate loans	26%
Other	1%

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

Employees

At December 31, 2016, Nicolet had approximately 480 full-time equivalent employees. None of our employees are represented by unions.

Market Area and Competition

The Bank is a full-service community bank, providing a full range of traditional commercial and retail banking services throughout northeastern and central Wisconsin and the upper peninsula of Michigan. Nicolet markets its services to owner-managed companies, the individual owners of these businesses, and other residents of its market area, which at December 31, 2016 is through 36 branches located within 11 Wisconsin counties (Brown, Door, Outagamie, Kewaunee, Marinette, Taylor, Clark, Marathon, Oneida, Price and Vilas) and in Menominee, Michigan. Based on deposit market share data published by the FDIC as of June 30, 2016, the Bank ranks in the top three of market share for Brown, Door, Kewaunee, Taylor and Clark counties and in the top five for Menominee, Marinette and Price counties.

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

Supervision and Regulation

Set forth below is an explanation of the major pieces of legislation and regulation affecting the banking industry and how that legislation and regulation affects Nicolet’s business. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on the business and prospects of Nicolet or the Bank, and legislative changes and the policies of various regulatory authorities may significantly affect their operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on the future business and earnings of Nicolet or the Bank.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted in 2010, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies.

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry as a whole or on Nicolet’s and the Bank’s business, results of operations, and financial condition. Many aspects of the Dodd-Frank Act are in the process of being implemented while other aspects remain subject to further rulemaking. These regulations are scheduled to take effect over several years, making it difficult to anticipate the overall financial impact on Nicolet, its customers or the financial industry more generally. However, full implementation of the Dodd-Frank Act would likely increase the regulatory burden, compliance costs and interest expense for Nicolet and the Bank. Some of the rules that have been adopted to comply with the Dodd-Frank Act’s mandates are discussed below.

Regulation of Nicolet

Because Nicolet owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). As a result, Nicolet is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in Wisconsin, the Wisconsin Department of Financial Institutions (the “WDFI”) also regulates and monitors all significant aspects of its operations.

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

Nicolet meets the qualification standards applicable to financial holding companies, and elected to become a financial holding company in 2008. In order to remain a financial holding company, Nicolet must continue to be considered well managed and well capitalized by the Federal Reserve, and the Bank must continue to be considered well managed and well capitalized by the Office of the Comptroller of the Currency (the “OCC”) and have at least a “satisfactory” rating under the Community Reinvestment Act.

Support of Subsidiary Institutions. Under Federal Reserve policy and the Dodd-Frank Act, Nicolet is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy or the related rules, Nicolet might not be inclined to provide it.

In addition, any capital loans made by Nicolet to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full.

Capital Adequacy. Nicolet is subject to capital requirements applied on a consolidated basis, which are substantially similar to those required of the Bank, which are summarized below.

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

Regulation of the Bank

Because the Bank is chartered as a national bank, it is primarily subject to the supervision, examination, and reporting requirements of the National Bank Act and the regulations of the OCC. The OCC regularly examines the Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Because the Bank’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations and the FDIC also has examination authority and back-up enforcement power over the Bank. The Bank is also subject to numerous state and federal statutes and regulations that affect Nicolet, its business, activities, and operations.

Branching. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under Wisconsin law and the Dodd-Frank Act, and with the prior approval of the OCC, the Bank may open branch offices within or outside of Wisconsin, provided that a state bank chartered by the state in which the branch is to be located would also be permitted to establish a branch. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Wisconsin or other states.

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

As of December 31, 2016, the Bank satisfied the requirements of “well-capitalized” under the regulatory framework for prompt corrective action. See Note 19, “Regulatory Capital Requirements and Restrictions of Dividends,” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for Nicolet and the Bank regulatory capital ratios.

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

FDIC Insurance Assessments. The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC up to the maximum amount permitted by law, which was permanently increased to $250,000 by the Dodd-Frank Act. The FDIC uses the Deposit Insurance Fund to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. The Bank is thus subject to FDIC deposit premium assessments. The cost of premium assessments are impacted by, among other things, a bank’s capital category under the prompt corrective action system.

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

At December 31, 2016 the Bank’s commercial real estate lending levels are below the guidance levels noted above.

Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act (“FIRREA”) expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,893,610 per day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Payment of Dividends. Statutory and regulatory limitations apply to the Bank’s payment of dividends to Nicolet. If, in the opinion of the OCC, the Bank were engaged in or about to engage in an unsafe or unsound practice, the OCC could require that the Bank stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.

The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed (1) the total of the Bank’s net profits for that year, plus (2) the Bank’s retained net profits of the preceding two years, less any required transfers to surplus. The payment of dividends may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines or any conditions or restrictions that may be imposed by regulatory authorities.

Transactions with Affiliates and Insiders. The Bank is subject to the provisions of Regulation W promulgated by the Federal Reserve, which encompasses Sections 23A and 23B of the Federal Reserve Act. Regulation W places limits and conditions on the amount of loans or extensions of credit to, investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Regulation W also prohibits, among other things, an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. Federal law also places restrictions on the Bank’s ability to extend credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties; and must not involve more than the normal risk of repayment or present other unfavorable features.

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

Customer Protection. The Bank is also subject to consumer laws and regulations intended to protect consumers in transactions with depository institutions, as well as other laws or regulations affecting customers of financial institutions generally. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act and the Federal Trade Commission Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.

Consumer Financial Protection Bureau. The Dodd-Frank Act centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with the Consumer Financial Protection Bureau (the “CFPB”). Depository institutions with less than $10 billion in assets, such as the Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.

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

Available Information

Nicolet became a public reporting company under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) on March 26, 2013, when Nicolet’s registration statement related to its acquisition of Mid-Wisconsin Financial Services, Inc. (Registration Statement on Form S-4, Regis. No. 333-186401) became effective. Nicolet registered its common stock under Section 12(b) of the Exchange Act on February 24, 2016 in connection with listing on the Nasdaq Capital Market. Nicolet files annual, quarterly, and current reports, and other information with the SEC. These filings are available to the public on the Internet at the SEC’s website at www.sec.gov. Shareholders may also read and copy any document that we file at the SEC’s public reference rooms located at 100 F Street, NE, Washington, DC 20549. Shareholders may call the SEC at 1-800-SEC-0330 for further information on the public reference room.

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

As noted above in Item 1, Business, Nicolet completed its acquisition of Baylake on April 29, 2016, and completed the hiring of a select group of financial advisors and purchase of their respective books of business and operating platform on April 1, 2016. In addition, on November 4, 2016, we announced the signing of a definitive merger agreement pursuant to which Nicolet will acquire First Menasha. As evidenced by our pending acquisition of First Menasha, we intend to continue pursuing a growth strategy for our business through attractive acquisition opportunities.

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

In addition, the market value of the real estate securing our loans as collateral could be adversely affected by the economy and unfavorable changes in economic conditions in our market areas. As of December 31, 2016, approximately 40% of our loans were secured by commercial-based real estate, 3% of loans were secured by agriculture-based real estate, and 26% of our loans were secured by residential real estate. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by adverse market and economic conditions, including another downturn in the real estate market, in our markets could adversely affect the value of our assets, revenues, results of operations, and financial condition.

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

The laws and regulations applicable to the banking industry have recently changed and may continue to change, and we cannot predict the effects of these changes on our business and profitability. Some or all of the changes, including the rulemaking authority granted to the CFPB, may result in greater reporting requirements, assessment fees, operational restrictions, capital requirements, and other regulatory burdens for us, and many of our competitors that are not banks or bank holding companies may remain free from such limitations. This could affect our ability to attract and retain depositors, to offer competitive products and services, and to expand our business. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect our ability to operate profitably.

Congress may consider additional proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions, bank holding companies and financial holding companies. Such legislation may change existing banking statutes and regulations, as well as the current operating environment significantly. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

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

In addition, we cannot predict whether interest rates will continue to remain at present levels, or the timing of any anticipated changes. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates. If there is a substantial increase in interest rates, our investment portfolio is at risk of experiencing price declines that may negatively impact our total capital position through changes in other comprehensive income. In addition, any significant increase in prevailing interest rates could adversely affect our mortgage banking business because higher interest rates could cause customers to request fewer refinancing and purchase money mortgage originations.

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

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, much larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in its markets, we may face a competitive disadvantage as compared to large national or regional banks as a result of our smaller size and relative lack of geographic diversification.

Although we compete by concentrating our marketing efforts in our primary market area with local advertisements, personal contacts, and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

Nicolet continually encounters technological change and we may have fewer resources than our competition to continue to invest in technological improvements, and Nicolet’s information systems may experience an interruption or breach in security.

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

Stock price volatility may make it more difficult for you to sell your common stock when you want and at prices you find attractive. Our stock price can fluctuate widely in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations or financial condition;
•	operating results and stock price performance of other companies that investors deem comparable to us;
•	news reports relating to trends, concerns, and other issues in the financial services industry;
•	perceptions in the marketplace regarding us and / or our competitors;
•	new technology used or services offered by competitors;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•	changes in government regulations;
•	geopolitical conditions such as acts or threats of terrorism or military conflicts;
•	available supply and demand of investors interested in trading our common stock;
•	our own participation in the market through our buyback program; and
•	recommendations by securities analysts.

General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could also cause our stock price to decrease regardless of our operating results.

Nicolet has not historically paid dividends to our common shareholders, and we cannot guarantee that it will pay dividends to such shareholders in the future.

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

Our principal business operations are conducted through the Bank. Cash available to pay dividends to our shareholders is derived primarily, if not entirely, from dividends paid by the Bank. The ability of the Bank to pay dividends to us, as well as our ability to pay dividends to our shareholders, is subject to and limited by certain legal and regulatory restrictions, as well as contractual restrictions related to our junior subordinated debentures. Further, any lenders making loans to us may impose financial covenants that may be more restrictive than regulatory requirements with respect to the payment of dividends by us. There can be no assurance of whether or when we may pay dividends in the future.

Nicolet may need to raise additional capital in the future but that capital may not be available when it is needed or may be dilutive to our shareholders.

We are required by federal and state regulatory authorities to maintain adequate capital levels to support our operations. In order to support our operations and comply with regulatory standards, we may need to raise capital in the future. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on favorable terms. The capital and credit markets have experienced significant volatility in recent years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of volatility worsen, our ability to raise additional capital may be disrupted. If we cannot raise additional capital when needed, our results of operations and financial condition may be adversely affected, and our banking regulators may subject us to regulatory enforcement action, including receivership. In addition, the issuance of additional shares of our equity securities will dilute the economic ownership interest of our common shareholders.

Nicolet’s directors and executive officers own a significant portion of our common stock and can influence shareholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 14% of our fully diluted issued and outstanding common stock as of December 31, 2016. As a result of their ownership, our directors and executive officers have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

Holders of Nicolet’s subordinated debentures have rights that are senior to those of its common shareholders.

We have supported our continued growth by issuing trust preferred securities and accompanying junior subordinated debentures and by assuming the trust preferred securities and accompanying junior subordinated debentures issued by companies we have acquired. As of December 31, 2016, we had outstanding trust preferred securities and associated junior subordinated debentures with an aggregate par principal amount of approximately $32.6 million.

We have unconditionally guaranteed the payment of principal and interest on our trust preferred securities. Also, the junior debentures issued to the special purpose trusts that relate to those trust preferred securities are senior to our common stock. As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock, and in the event of our bankruptcy, dissolution or liquidation, holders of our junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We do have the right to defer distributions on our junior subordinated debentures (and related trust preferred securities) for up to five years, but during that time would not be able to pay dividends on our common stock.

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

Our securities are not savings or deposit accounts or other obligations of the Bank, and are not insured by the Deposit Insurance Fund, or any other agency or private entity and are subject to investment risk, including the possible loss of some or all of the value of your investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The corporate headquarters of both Nicolet and the Bank is located at 111 North Washington Street, Green Bay, Wisconsin. At year-end 2016, including the main office, the Bank operated 36 bank branch locations, 28 of which are owned and eight that are leased. In addition, we have one leased location solely related to Nicolet Advisory. Most of the offices are free-standing, newer buildings that provide adequate access, customer parking, and drive-through and/or ATM services. The properties are in good condition and considered adequate for present and near term requirements. In addition, Nicolet owns or leases other real property that, when considered in aggregate, is not significant to its financial position. None of the owned properties are subject to a mortgage or similar encumbrance.

Four of the leased locations involve directors, executive officers, or direct relatives of a director or executive officer, each with lease terms that management considers arms-length. For additional disclosure, see Note 17, “Related Party Transactions,” of the Notes to Consolidated Financial Statements under Part II, Item 8.

During the fourth quarter of 2016, six bank branch locations were closed and are not included in the numbers above. An additional two branch locations are expected to be closed in March 2017.

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

Nicolet registered its common stock under Section 12(b) of the Exchange Act on February 24, 2016, in connection with listing on the Nasdaq Capital Market, and trades under the symbol “NCBS”. Prior to February 24, 2016, Nicolet’s common stock was traded on the Over-The-Counter Markets (“OTCBB”), also under the symbol “NCBS”. The trading volume of Nicolet’s common stock is less than that of banks with larger market capitalizations, even though Nicolet has improved accessibility to its common stock first through the OTCBB and more recently through its listing on Nasdaq. As of February 28, 2017, Nicolet had approximately 2,400 shareholders of record.

The following table sets forth the high and low sales prices (beginning February 24, 2016) or the high and low bid prices (prior to February 24, 2016) and quarter end closing prices of Nicolet’s common stock as reported by Nasdaq and the OTCBB for the periods presented.

For The Quarter Ended

	High Sales/Bid Prices	Low Sales/ Bid Prices	Closing Sales Prices

December 31, 2016	$48.00	$37.21	$47.69
September 30, 2016	39.91	35.63	38.35
June 30, 2016	47.00	33.72	38.08
March 31, 2016	38.91	30.51	38.85

December 31, 2015	$32.49	$30.60	$31.79
September 30, 2015	34.75	30.80	32.00
June 30, 2015	31.50	27.00	30.80
March 31, 2015	27.50	25.00	27.50

Nicolet has not paid dividends on its common stock since its inception in 2000, nor does it currently have any plans to pay dividends on Nicolet common stock in the foreseeable future. Any cash dividends paid by Nicolet on its common stock must comply with applicable Federal Reserve policies described further in “Business—Regulation of Nicolet—Dividend Restrictions.” The Bank is also subject to regulatory restrictions on the amount of dividends it is permitted to pay to Nicolet as further described in “Business—Regulation of the Bank – Payment of Dividends” and in Note 19, “Regulatory Capital Requirements and Restrictions of Dividends,” in the Notes to Consolidated Financial Statements under Part II, Item 8.

Following are Nicolet’s monthly common stock purchases during the fourth quarter of 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(#)	($)	(#)	(#)
Period

October 1 – October 31, 2016	52,485	$38.82	48,687	281,000
November 1– November 30, 2016	3,070	$42.73	—	281,000
December 1 – December 31, 2016	—	—	—	281,000
Total	55,555	$39.03	48,687	281,000

(a) During the fourth quarter of 2016, the Company repurchased 4,198 and 2,340 shares for minimum tax withholding settlements on restricted stock and net settlements of stock options, respectively. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors’ authorization.

(b) During early 2014, a common stock repurchase program was approved which authorized, with subsequent modifications through January 2017, the use of up to $30 million to repurchase up to 1,050,000 shares of outstanding common stock. The common stock repurchase program has no expiration date. During 2016 and 2015, Nicolet spent $4.4 million and $4.2 million to repurchase and cancel 114,914 and 146,404 shares, respectively, at a weighted average price per share of $37.98 and $28.35, respectively, including commissions. Since the commencement of the common stock repurchase program through December 31, 2016, Nicolet has used $14.2 million to repurchase and cancel 518,609 shares at a weighted average price per share of $27.31 including commissions. Given the pending merger with First Menasha, Nicolet has suspended its repurchase program.

Performance Graph

The following graph shows the cumulative stockholder return on our common stock for the period of May 17, 2013 to December 31, 2016, compared with the KBW NASDAQ Bank Index and the S&P 500 Index. The graph assumes a $100 investment on May 17, 2013, the date Nicolet began trading on the OTCBB.

		Period Ending
Index	05/17/13	12/31/13	12/31/14	12/31/15	12/31/16
Nicolet Bankshares, Inc.	100.00	103.38	156.25	198.69	298.06
S&P 500 Index	100.00	112.30	127.67	129.43	144.91
KBW Nasdaq Bank Index	100.00	114.66	125.40	126.02	161.95

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented as of December 31, 2016 and 2015 and for each of the years in the three-year period ended December 31, 2016 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data for all other periods shown is derived from audited consolidated financial statements that are not required to be included in this report.

EARNINGS SUMMARY AND SELECTED FINANCIAL DATA

(In thousands, except per share data)	At and for the year ended December 31,
	2016	2015	2014	2013	2012
Results of operations:
Interest income	$75,467	$48,597	$48,949	$43,196	$28,795
Interest expense	7,334	7,213	7,067	6,292	6,530
Net interest income	68,133	41,384	41,882	36,904	22,265
Provision for loan losses	1,800	1,800	2,700	6,200	4,325
Net interest income after provision for loan losses	66,333	39,584	39,182	30,704	17,940
Other income	26,674	17,708	14,185	25,736	10,744
Other expense	64,942	39,648	38,709	36,431	24,062
Income before income taxes	28,065	17,644	14,658	20,009	4,622
Income tax expense	9,371	6,089	4,607	3,837	1,529
Net income	18,694	11,555	10,051	16,172	3,093
Net income attributable to noncontrolling interest	232	127	102	31	57
Net income attributable to Nicolet Bankshares, Inc.	18,462	11,428	9,949	16,141	3,036
Preferred stock dividends and discount accretion	633	212	244	976	1,220
Net income available to common shareholders	$17,829	$11,216	$9,705	$15,165	$1,816
Earnings per common share:
Basic	$2.49	$2.80	$2.33	$3.81	$0.53
Diluted	2.37	2.57	2.25	3.80	0.53
Weighted average common shares outstanding:
Basic	7,158	4,004	4,165	3,977	3,440
Diluted	7,514	4,362	4,311	3,988	3,442
Year-End Balances:
Loans	$1,568,907	$877,061	$883,341	$847,358	$552,601
Allowance for loan losses	11,820	10,307	9,288	9,232	7,120
Investment securities available for sale, at fair value	365,287	172,596	168,475	127,515	55,901
Total assets	2,300,879	1,214,439	1,215,285	1,198,803	745,255
Deposits	1,969,986	1,056,417	1,059,903	1,034,834	616,093
Other debt	1,000	15,412	21,175	39,538	39,190
Junior subordinated debentures	24,732	12,527	12,328	12,128	6,186
Subordinated notes	11,885	11,849	-	-	-
Common equity	275,947	97,301	86,608	80,462	52,933
Stockholders’ equity	275,947	109,501	111,008	104,862	77,333
Book value per common share	32.26	23.42	21.34	18.97	15.45
Average Balances:
Loans	$1,346,304	$883,904	$859,256	$753,284	$521,209
Interest-earning assets	1,723,600	1,083,967	1,084,408	913,104	614,252
Total assets	1,934,770	1,185,921	1,191,348	997,372	674,222
Deposits	1,641,894	1,021,155	1,028,336	830,884	545,896
Interest-bearing liabilities	1,307,471	851,957	892,872	756,606	511,572
Common equity	217,432	90,787	84,033	70,737	52,135
Stockholders’ equity	226,265	112,012	108,433	95,137	76,535
Financial Ratios:
Return on average assets	0.95%	0.96%	0.84%	1.62%	0.45%
Return on average equity	8.16%	10.20%	9.18%	16.97%	3.97%
Return on average common equity	8.20%	12.35%	11.55%	21.44%	3.48%
Average equity to average assets	11.69%	9.45%	9.10%	9.54%	11.35%
Net interest margin	4.01%	3.88%	3.89%	4.06%	3.67%
Stockholders’ equity to assets	11.99%	9.02%	9.13%	8.75%	10.38%
Net loan charge-offs to average loans	0.02%	0.09%	0.31%	0.54%	0.60%
Nonperforming loans to total loans	1.29%	0.40%	0.61%	1.21%	1.27%
Nonperforming assets to total assets	0.97%	0.32%	0.61%	1.02%	0.97%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of Nicolet. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

The detailed financial discussion that follows focuses on 2016 results compared to 2015. See “2015 Compared to 2014” for the summary comparing 2015 and 2014 results. Some tabular information is shown for trends of three years or for five years as required under SEC regulations.

Overview

Nicolet is a bank holding company headquartered in Green Bay, Wisconsin, providing a diversified range of traditional commercial and retail banking services, as well as wealth management services, to individuals, business owners, and businesses in its market area primarily through, as of year-end 2016, the 36 bank branch offices of its banking subsidiary, the Bank, located within 11 Wisconsin counties (Brown, Door, Outagamie, Kewaunee, Marinette, Taylor, Clark, Marathon, Oneida, Price and Vilas) and in Menominee, Michigan.

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

As previously noted in Item 1, Business, Nicolet has used acquisitions as part of its growth strategy. Nicolet’s 2016 acquisitions (described in detail in Note 2, “Acquisitions,” of the Notes to Consolidated Financial Statements under Part II, Item 8) included the transformative stock-for-stock merger with Baylake (announced in September 2015 and consummated on April 29, 2016) which nearly doubled the size of the Bank, provided opportunity for economies of scale, and added Door County and Kewaunee County to the footprint. On April 1, 2016, Nicolet completed a smaller but strategically important transaction to hire a select group of financial advisors and to purchase their respective books of business and operating platform, enhancing the leadership and growth of the wealth management business. In November 2016 Nicolet signed a definitive merger agreement with First Menasha; this acquisition, subject to First Menasha shareholder approval, regulatory approvals and other customary closing conditions, is expected to close in April of 2017 and would position Nicolet as the lead-local community bank in the Fox Valley area of Wisconsin.

2016 was a year for execution on growth, capital management and performance. At December 31, 2016, Nicolet had assets of $2.3 billion, loans of $1.6 billion, deposits of $2.0 billion and total stockholders’ equity of $276 million, representing increases over December 31, 2015 of 89%, 79%, 86% and 152%, in assets, loans, deposits and total equity, respectively. This balance sheet growth was predominantly attributable to the merger with Baylake, which added assets of $1.0 billion, loans of $0.7 billion, deposits of $0.8 billion, core deposit intangible of $17 million and goodwill of $66 million (as of the consummation date and based on estimated fair values), for a total purchase price of $164 million, including the issuance of 4.3 million shares of Nicolet common stock and assumption of outstanding Baylake equity awards. Asset quality remained strong, despite some elevation in nonperforming assets resulting from assets acquired in the Baylake merger, with net charge offs to average loans of 0.02% for 2016 and nonperforming assets to assets of 0.97% at December 31, 2016, reflecting diligent integration of acquired loans and continuing sound credit practices. Common equity increased in 2016 predominantly from new equity issued in the 2016 acquisitions. Nicolet redeemed $12.2 million (half) of its outstanding preferred stock in September 2015 and the remaining half in September 2016, as part of its capital plan and partially motivated by the adjustment of the preferred stock dividend rate from 1% to 9% effective March 1, 2016. Nicolet also repurchased $4.4 million of common stock in 2016 under its common stock repurchase program. As further capital management, Nicolet closed seven branches in 2016 that were in close proximity to other Nicolet branches, one concurrent with the Baylake merger, one in October and five in December 2016.

Net income attributable to Nicolet was $18.5 million for 2016, 62% higher than 2015, and after preferred stock dividends, diluted earnings per common share was $2.37, compared to $2.57 for 2015. The 8% decline in diluted earnings per share was largely attributable to the 72% increase in diluted weighted average shares and higher preferred stock dividends ($0.6 million for 2016 versus $0.2 million for 2015). Return on average assets of 0.95% and return on average common equity of 8.20% for 2016, reflect favorable performance in light of absorbing merger and integration costs and new shares from the 2016 acquisitions.

Evaluation of financial performance and average balances between 2016 and 2015 was impacted in general from the timing of the two 2016 acquisitions. Since the balances and results of operations of the acquired entities are appropriately not included in the accompanying consolidated financial statements until their consummation dates, income statement results and average balances for 2016 included partial period contributions from the 2016 acquisitions versus no contribution in 2015. The inclusion of the Baylake balance sheet (at about 83% of Nicolet’s pre-merger asset size) and operational results for approximately eight months in 2016 analytically explains most of the increase in certain average balances and income statement line items between 2016 and 2015, while the financial advisory business acquisition primarily impacts the brokerage fee income, personnel expense and certain other expense line items. In addition, the 2016 acquisitions and the pending First Menasha transaction impacted pre-tax net income by inclusion of non-recurring direct merger expenses of approximately $0.8 million in 2015 ($0.1 million in third quarter and $0.7 million in fourth quarter), and $1.3 million in 2016 ($0.4 million, $0.4 million, $0.1 million and $0.4 million in first through fourth quarters, respectively), along with a $1.7 million lease termination charge in second quarter 2016 related to a Nicolet branch closed concurrent with the Baylake merger.

For 2017, Nicolet’s focus will remain on the consummation and integration of its pending First Menasha acquisition, efficiencies from increased scale, and organic growth in our expanded markets and in brokerage services. The First Menasha transaction is a cash and stock transaction, subject to proration procedures and other terms and limitations as outlined in the definitive merger agreement. It is on target for an April 2017 consummation subject to customary closing conditions, including approvals by regulators and by First Menasha shareholders. Based upon the financial results as of December 31, 2016, the combined company would have approximately $2.8 billion in assets, $1.9 billion in loans and $2.4 billion in deposits, prior to any purchase accounting fair value marks. Appropriately, the transaction will not be included in Nicolet’s financial position or financial results until its consummation date in 2017. At year-end 2016 Nicolet had plans to close three of its branches in 2017, two in March (one outlier branch and one in close proximity to another Nicolet branch) and one concurrent upon consummation of the pending First Menasha transaction (which will bring in five new branch locations).

Performance Summary

Net income attributable to Nicolet was $18.5 million for 2016, and after $0.6 million of preferred stock dividends, net income available to common shareholders was $17.9 million, or $2.37 per diluted common share. Comparatively, 2015 net income attributable to Nicolet was $11.4 million, and after $0.2 million of preferred stock dividends, net income available to common shareholders was $11.2 million or $2.57 per diluted common share. Between the years, net income increased 62%, predominantly due to inclusion of results from the 2016 acquisitions, and diluted earnings per common share decreased 8%, largely attributable to a 72% increase in diluted weighted average shares and higher preferred stock dividends. Return on average assets was 0.95% and 0.96% for 2016 and 2015, respectively, while return on average common equity was 8.20% for 2016 and 12.35% for 2015, with the 2016 ratios absorbing higher merger and integration costs and new shares from the 2016 acquisitions. Book value per common share was $32.26 at December 31, 2016, up 38% over $23.42 at December 31, 2015. Affecting total capital and the amount of preferred stock dividends between the years were the rate on and amount of preferred stock outstanding. Beginning March 1, 2016, the annual dividend rate on preferred stock moved from 1% to 9% in accordance with contractual terms. In advance of such increase, Nicolet redeemed $12.2 million (half) of its then outstanding preferred stock in September 2015 and redeemed the remaining half in September 2016, eliminating preferred stock and preferred dividends going forward.

As previously noted under the Overview section, the timing of the 2016 Baylake merger analytically explains most of the increase in certain average balances and income statement line items, while the timing of the financial advisors acquisition mostly impacts brokerage fee income, personnel expense and certain other expense between 2016 and 2015.

•	Net interest income was $68.1 million for 2016, an increase of $26.7 million or 65% compared to 2015. The improvement was primarily the result of favorable volume variances, driven by the addition of Baylake net interest-earning assets, and net favorable rate variances, predominantly from lower cost of funds. The earning asset yield was 4.44% for 2016 and 4.54% for 2015, influenced mainly by the earning asset mix, with more balances in lower-yielding assets. Loans, investments and other interest-earning assets (mostly low-earning cash) represented 78%, 17% and 5% of average earning assets, respectively for 2016, compared to 82%, 15% and 3%, respectively, for 2015. The cost of funds was 0.56% for 2016, 28 bps lower than 2015, driven by a lower cost of deposits between the years. As a result, the interest rate spread was 3.88% for 2016, 18 bps higher than 2015. The net interest margin was 4.01% for 2016 compared to 3.88% for 2015, with a lower contribution from net free funds partly offsetting the increase in interest rate spread.

•	Loans were $1.6 billion at December 31, 2016, up $0.7 billion or 78% over December 31, 2015; however, excluding the impact of the $0.7 billion loans added at acquisition, loans were essentially unchanged (up 0.1%) with underlying organic growth replacing acquired loan run off. Average loans were $1.3 billion in 2016 yielding 5.11%, compared to $884 million in 2015 yielding 5.12%, a 52% increase in average balances. The minimal change in loan yield was due to downward pressure on rates of new and renewing loans in the 2016 competitive rate environment offset by $3.9 million higher aggregate discount accretion on acquired loans between 2016 and 2015.

•	Total deposits were $2.0 billion at December 31, 2016, up $0.9 billion or 86% over December 31, 2015. Excluding the impact of the $0.8 billion deposits added at acquisition, deposits grew 8.7%. Between 2016 and 2015, average deposits were up $0.6 billion or 61%, with noninterest-bearing deposits representing 23% and 21% of total deposits for 2016 and 2015, respectively. Interest-bearing deposits cost 0.41% for 2016 and 0.64% for 2015 benefiting from deposit product rate changes in December 2015 and inclusion of Baylake deposits carrying a lower overall cost.

•	Asset quality measures remained strong, despite some elevation in nonperforming assets due to assets acquired in the Baylake merger. Nonperforming assets were $22.3 million (or 0.97% of total assets) at December 31, 2016, compared to the pre-merger level of $3.9 million (or 0.32% of assets) at December 31, 2015. For 2016, the provision for loan losses was $1.8 million, exceeding net charge offs of $0.3 million, versus provision of $1.8 million and net charge offs of $0.8 million for 2015. The allowance for loan losses (“ALLL”) was $11.8 million at December 31, 2016 (representing 0.75% of loans), compared to $10.3 million (representing 1.18% of loans) at December 31, 2015. The decline in the ratio of the ALLL to loans resulted from recording the Baylake loan portfolio at fair value with no carryover of its allowance at the time of the merger.

•	Noninterest income was $26.7 million (including $0.1 million of net gain on sale or write-down of assets), compared to $17.7 million for 2015 (including $1.7 million of net gain on sale or write-down of assets). Removing these net gains, noninterest income was up $10.6 million or 66.6%, with increases in all line items, except rental income, aided largely by the 2016 acquisitions. The most notable increase over prior year was brokerage fee income (up $3.0 million or 440.9%), directly related to the 2016 financial advisor business acquisition. Net mortgage income was up $2.2 million or 68.6% on increased production over a broader geographic footprint and higher servicing fees. Other income was up $3.3 million or 144.0%, mostly attributable to higher card interchange income (up $1.6 million given stronger volumes) and income from equity in UFS, a data processing company interest acquired in the Baylake merger (up $1.0 million).

•	Noninterest expense was $64.9 million (which included $1.3 million direct merger-related expenses and a non-recurring $1.7 million lease termination charge), compared to $39.6 million for 2015 (which included $0.8 million merger-related expenses). Removing these noted merger-related and lease charge expenses from both years, noninterest expense was up approximately $23.1 million or 59%, commensurate with the larger operating base and timing of the 2016 acquisitions. Additionally, the $2.4 million increase in intangibles amortization was exclusively attributable to the 2016 acquisitions, and $0.2 million in other expenses was related to the in-process implementation of a customer relationship management system.

Net Interest Income

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustments) was $68.1 million in 2016, up 64.6% compared to $41.4 million in 2015. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $1.9 million for 2016 and $1.1 million for 2015, resulting in taxable equivalent net interest income of $70.0 million for 2016 and $42.5 million for 2015.

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

Table 1: Average Balance Sheet and Net Interest Income Analysis — Taxable-Equivalent Basis

(dollars in thousands)

	Years Ended December 31,
	2016			2015			2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans (1)(2)(3)	$1,346,304	$69,687	5.11%	$883,904	$45,745	5.12%	$859,256	$46,206	5.32%
Investment securities
Taxable	159,421	3,029	1.90%	75,069	1,460	1.94%	83,692	1,606	1.92%
Tax-exempt (2)	131,250	3,292	2.51%	87,609	2,083	2.38%	55,678	1,463	2.63%
Other interest-earning assets	86,625	1,327	1.53%	37,385	443	1.18%	85,782	469	0.55%
Total interest-earning assets	1,723,600	$77,335	4.44%	1,083,967	$49,731	4.54%	1,084,408	$49,744	4.54%
Cash and due from banks	40,474			25,172			39,954
Other assets	170,696			76,782			66,986
Total assets	$1,934,770			$1,185,921			$1,191,348
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$193,933	$221	0.11%	$126,894	$305	0.24%	$110,969	$274	0.25%
Interest-bearing demand	325,383	1,786	0.55%	204,844	1,703	0.83%	207,121	1,541	0.74%
MMA	451,373	599	0.13%	250,500	557	0.22%	265,693	711	0.27%
Core time deposits	259,730	2,220	0.85%	197,862	2,211	1.12%	226,112	2,348	1.04%
Brokered deposits	28,329	318	1.12%	29,431	414	1.41%	38,319	468	1.22%
Total interest-bearing deposits	1,258,748	5,144	0.41%	809,531	5,190	0.64%	848,214	5,342	0.63%
Other interest-bearing liabilities	48,723	2,190	4.44%	42,426	2,023	4.72%	44,658	1,725	3.81%
Total interest-bearing liabilities	1,307,471	7,334	0.56%	851,957	7,213	0.84%	892,872	7,067	0.79%
Noninterest-bearing demand	383,146			211,624			180,122
Other liabilities	17,888			10,328			9,921
Total equity	226,265			112,012			108,433
Total liabilities and stockholders’ equity	$1,934,770			$1,185,921			$1,191,348
Net interest income and rate spread		$70,001	3.88%		$42,518	3.70%		$42,677	3.75%
Net interest margin			4.01%			3.88%			3.89%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

(3)	Interest income includes loan fees of $1.6 million in 2016, $0.7 million in 2015 and $0.7 million in 2014.

 Table 2: Volume/Rate Variance — Taxable-Equivalent Basis
(dollars in thousands)

	2016 Compared to 2015 Increase (decrease) Due to Changes in			2015 Compared to 2014 Increase (decrease) Due to Changes in
	Volume	Rate*	Net(1)	Volume	Rate*	Net(1)
Earning assets
Loans (2)	$24,046	$(104)	$23,942	$1,307	$(1,768)	$(461)
Investment securities:
Taxable	1,603	(34)	1,569	(156)	10	(146)
Tax-exempt (2)	1,089	120	1,209	770	(150)	620
Other interest-earning assets	665	219	884	(50)	24	(26)
Total interest-earning assets	$27,403	$201	$27,604	$1,871	$(1,884)	$(13)

Interest-bearing liabilities
Savings deposits	$118	$(202)	$(84)	$38	$(7)	$31
Interest-bearing demand	786	(703)	83	(17)	179	162
MMA	327	(285)	42	(39)	(115)	(154)
Core time deposits	599	(590)	9	(308)	171	(137)
Brokered deposits	(15)	(81)	(96)	(119)	65	(54)
Total interest-bearing deposits	1,815	(1,861)	(46)	(445)	293	(152)
Other interest-bearing liabilities	344	(177)	167	403	(105)	298
Total interest-bearing liabilities	2,159	(2,038)	121	(42)	188	146
Net interest income	$25,244	$2,239	$27,483	$1,913	$(2,072)	$(159)

*	Nonaccrual loans are included in the daily average loan balances outstanding.

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Table 3: Interest Rate Spread, Margin and Average Balance Mix — Taxable-Equivalent Basis
(dollars in thousands)

	Years Ended December 31,
	2016 Average			2015 Average			2014 Average
	Balance	% of Earning Assets	Yield/Rate	Balance	% of Earning Assets	Yield/Rate	Balance	% of Earning Assets	Yield/Rate
Total loans	$1,346,304	78.1%	5.11%	$883,904	81.5%	5.12%	$859,256	79.2%	5.32%
Securities and other earning assets	377,296	21.9%	2.03%	200,063	18.5%	1.99%	225,152	20.8%	1.57%
Total interest-earning assets	$1,723,600	100.0%	4.44%	$1,083,967	100.0%	4.54%	$1,084,408	100.0%	4.54%

Interest-bearing liabilities	$1,307,471	75.9%	0.56%	$851,957	78.6%	0.84%	$892,872	82.3%	0.79%
Noninterest-bearing funds, net	416,129	24.1%		232,010	21.4%		191,536	17.7%
Total funds sources	$1,723,600	100.0%	0.41%	$1,083,967	100.0%	0.64%	$1,084,408	100.0%	0.65%
Interest rate spread			3.88%			3.70%			3.75%
Contribution from net free funds			0.13%			0.18%			0.14%
Net interest margin			4.01%			3.88%			3.89%

Comparison of 2016 versus 2015

Taxable-equivalent net interest income was $70.0 million for 2016, up $27.5 million or 64.6%, compared to 2015. Between 2016 and 2015, volume variances were favorable, driven by the addition of Baylake net interest-earning assets, and rate variances were favorable, predominantly from lower cost of funds between the years. Net favorable volume variances added $25.2 million to net interest income (with $24.0 million due to higher average loan balances and $3.4 million due to higher average investment securities and other interest-earning assets balances combined, offset by $2.2 million less net interest income from higher average interest-bearing liability balances), while net rate variances were favorable increasing net interest income by $2.2 million (with $2.0 million from lower funding costs, predominantly deposits, and $0.2 million from improved net earning asset rates, predominantly other interest earning assets).

The taxable-equivalent net interest margin was 4.01% for 2016, up 13 bps from 2015, aided by an 18 bps increase in the interest spread offset partly by a lower contribution from net free funds. The earning asset yield was 4.44% for 2016, down from 4.54% for 2015, influenced mainly by the interest-earning asset mix, with more balances in lower-yielding assets. Loans, investments and other interest-earning assets (mostly low-earning cash) represented 78%, 17% and 5% of average earning assets, respectively for 2016, compared to 82%, 15% and 3%, respectively, for 2015. The cost of funds was 0.56% for 2016, 28 bps lower than 2015, driven by a lower cost of deposits between the years. As a result, the interest rate spread was 3.88%, 18 bps higher than 2015.

The earning asset yield was down 10 bps between 2016 and 2015, mainly due to the earning asset mix, including the acquired Baylake mix having a lower proportion of loans. Loans represented 78% of average earning assets and yielded 5.11% for 2016, compared to 82% and 5.12%, respectively, for 2015. The 1 bp decline in loan yield between the years was primarily due to the addition of lower-yielding Baylake loans in 2016 and downward pressure on rates of new and renewing loans in the 2016 competitive rate environment, partially offset by $3.9 million higher aggregate discount accretion on acquired loans between 2016 and 2015. All other interest-earning assets combined represented 22% of average earning assets and yielded 2.03% versus 18% and 1.99%, respectively, for 2015. This 4 bps increase in the non-loan yield was driven by higher yields on investments partially offset by lower returns on higher levels of earning cash between the years.

Nicolet’s cost of funds was 0.56% for 2016, 28 bps lower than 0.84% for 2015, driven primarily by lower rates on deposit funding. Average interest-bearing deposits (which represented 96% of average interest-bearing liabilities for 2016 and 95% for 2015) cost 0.41% for 2016, 23 bps lower than 2015. The cost of interest-bearing deposits decreased as a result of a higher proportion of balances carried in lower-rate transaction accounts (77.1% for 2016 compared to 71.9% for 2015), as well as rate decreases initiated on certain deposit products in December 2015, lower cost of funds on acquired balances and a favorable fair value interest mark on acquired CDs. Deposit rate changes included decreases in savings, interest bearing demand, and money market accounts of 13 bps, 28 bps, and 9 bps, respectively, as well as decreases in rates on core time deposits and brokered deposits of 27 bps and 29 bps, respectively. Other interest-bearing liabilities balances (comprised of short- and long-term borrowings) increased $6.3 million while their cost decreased to 4.44% (down 28 bps from 4.72% in 2015) as higher cost advances matured and were not renewed, certain acquired advances were paid off in the quarter acquired, and lower-cost repurchase agreements and variable-rate junior subordinated debentures were added to the funding mix with the 2016 Baylake acquisition.

Average interest-earning assets were $1.7 billion for 2016, $639.6 million, or 59% higher than 2015, consisting of a $462.4 million increase in average loans (up 52.3% to $1.3 billion and representing 78% of interest-earning assets), a $128.0 million increase in investment securities (up 78.7% to $290.7 million and representing 17% of interest-earning assets), and a $49.2 million increase, or 131.7% higher in other interest-earning assets, predominantly low-earning cash.

Average interest-bearing liabilities were $1.3 billion, up $455.5 million or 53.5% from 2015, led by interest-bearing deposits, while the mix of interest-bearing deposits and other interest-bearing liabilities remained relatively unchanged at 96% and 4% for 2016 compared to 95% and 5% for 2015. Between 2016 and 2015, average total deposits were up $620.7 million or 60.8%, with interest-bearing deposits up $449.2 million and noninterest-bearing deposits up $171.5 million. Average other interest-bearing liabilities were up $6.3 million (to $48.7 million), led by an $8.2 million increase in junior subordinated debt, a $6.1 million net increase in low-costing repurchase agreements (both acquired with the 2016 Baylake merger), and a $2.6 million increase in subordinated notes which were procured in the first half of 2015, offset by decreases in average balances of all other borrowings.

Provision for Loan Losses

The provision for loan losses in 2016 was $1.8 million, exceeding $0.3 million of net charge offs. Comparatively, 2015 provision and net charge offs were $1.8 million and $0.8 million, respectively. The consistent provision in 2016 was reflective of the continued loan portfolio quality. At December 31, 2016, the ALLL was $11.8 million or 0.75% of loans compared to $10.3 million or 1.18% of loans at December 31, 2015. The decline in this ratio was due to recording the Baylake loan portfolio at fair value with no carryover of its allowance at the time of merger.

Nonperforming loans were $20.3 million (or 1.29% of total loans) at December 31, 2016, up from $3.5 million (or 0.40% of total loans) at December 31, 2015. The increase in nonperforming loans was the result of the acquisition of the Baylake loan portfolio with higher nonperforming loans. Of the $37.5 million purchase credit impaired (“PCI”) loans initially acquired in the 2016 acquisitions ($20.8 million) and 2013 acquisitions ($16.7 million), $20.0 million remain included in the $20.3 million of nonaccruals at December 31, 2016, compared to $2.9 million included in the $3.5 million of nonaccruals at December 31, 2015.

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

Noninterest Income

Table 4: Noninterest Income
(dollars in thousands)

	Years ended December 31,			Change From Prior Year
	2016	2015	2014	$ Change 2016	% Change 2016	$ Change 2015	% Change 2015

Service charges on deposit accounts	$3,571	$2,348	$2,128	$1,223	52.1%	$220	10.3%
Mortgage income, net	5,494	3,258	1,926	2,236	68.6	1,332	69.2
Trust services fee income	5,435	4,822	4,569	613	12.7	253	5.5
Brokerage fee income	3,624	670	631	2,954	440.9	39	6.2
Bank owned life insurance (“BOLI”)	1,284	996	933	288	28.9	63	6.8
Rent income	1,090	1,156	1,239	(66)	(5.7)	(83)	(6.7)
Investment advisory fees	452	408	440	44	10.8	(32)	(7.3)
Gain on sale or write-down of assets, net	54	1,726	539	(1,672)	(96.9)	1,187	220.2
Other income	5,670	2,324	1,780	3,346	144.0	544	30.6
Total noninterest income	$26,674	$17,708	$14,185	$8,966	50.6%	$3,523	24.8%
Noninterest income without net gains	$26,620	$15,982	$13,646	$10,638	66.6%	$2,336	17.1%
Included in Other income:
Debit and credit card interchange income	3,167	1,566	1,220	1,601	102.2	346	28.4

Comparison of 2016 versus 2015

Noninterest income for 2016 was $26.7 million (including $0.1 million of net gain on sale or write-down of assets), up $9.0 million or 50.6%, compared to $17.7 million for 2015 (including $1.7 million of net gain on sale or write-down of assets). Removing these net gains from both periods, noninterest income was up $10.6 million or 66.6%, with increases in all line items, except rental income, aided largely by the 2016 acquisitions and higher volumes over a broader geographic footprint.

Service charges on deposit accounts for 2016 were $3.6 million, up $1.2 million or 52.1% over 2015, resulting predominantly from higher overdraft activity and the higher number of transaction accounts from the Baylake merger correspondingly increasing service charges.

Mortgage income represents net gains received from the sale of residential real estate loans service-released and service-retained into the secondary market, capitalized gains on MSRs, servicing fees, offsetting MSR amortization, valuation changes if any, and to a smaller degree some related income. Residential refinancing activity and new purchase activity vary with movements in mortgage rates, changes in mortgage regulation, and the impact of economic conditions on consumers. The mortgage market continued strong in 2016, with secondary mortgage production of $254 million, up 47% from 2015’s production of $173 million. Net mortgage income was $5.5 million for 2016, up $2.2 million or 68.6%, compared to $3.3 million for 2015, largely due to gains on increased volumes and servicing fees particularly related to the acquired servicing portfolio.

Trust service fees were $5.4 million for 2016, up $0.6 million or 12.7% over 2015, benefitting from new net business on steadily increasing assets under management, while minimally impacted by the Baylake merger. Brokerage fees were $3.6 million for 2016, up $3.0 million or 440.9% over 2015. The increase in brokerage business was directly related to the 2016 financial advisor business acquisition in the beginning of the year, with more dedicated resources to that area and revenue on books of business acquired.

BOLI income was $1.3 million, up $0.3 million or 28.9% over 2015 while average BOLI balances increased 48% to $41 million for 2016. BOLI investments of $25.4 million were added at acquisition in the Baylake merger at a lower overall earning rate, followed by the surrender of $21.5 million of acquired BOLI in June 2016 and the reinvestment of $20.0 million in September 2016.

Net gain on sale or write-down of assets in 2016 was $0.1 million, down $1.6 million or 96.9% compared to $1.7 million in 2015. The 2016 activity consisted mainly of a $0.5 million other-than-temporary impairment loss on an other investment security and $0.6 million in net gains from the sale of OREO. The 2015 activity consisted of $0.6 million net gains on sales of equity securities and $1.1 million net gains on OREO sales and other assets.

Other income was $5.7 million, up $3.3 million or 144.0% over 2015, with the majority of the increase due to debit and credit card interchange fees, up $1.6 million or 102.2% on higher volume and activity, and income from equity in UFS, a data processing company acquired in the Baylake merger, up $1.0 million.

Noninterest Expense

Table 5: Noninterest Expense
(dollars in thousands)

	Years ended December 31,			Change From Prior Year
	2016	2015	2014	$ Change 2016	% Change 2016	$ Change 2015	% Change 2015

Personnel	$34,030	$22,523	$21,472	$11,507	51.1%	$1,051	4.9%
Occupancy, equipment and office	10,276	6,928	7,086	3,348	48.3	(158)	(2.2)
Business development and marketing	3,488	2,244	2,267	1,244	55.4	(23)	1.0
Data processing	6,370	3,565	3,178	2,805	78.7	387	12.2
FDIC assessments	911	615	715	296	48.1	(100)	(14.0)
Intangibles amortization	3,458	1,027	1,209	2,431	236.7	(182)	(15.1)
Other expense	6,409	2,746	2,782	3,663	133.4	(36)	(1.3)
Total noninterest expense	$64,942	$39,648	$38,709	$25,294	63.8%	$939	2.4%
Non-personnel expenses	$30,912	$17,125	$17,237	$13,787	80.5%	$(112)	(0.6)%

Comparison of 2016 versus 2015

Total noninterest expense was $64.9 million for 2016 (which included $1.3 million direct merger-related expense and a non-recurring $1.7 million lease termination charge), compared to $39.6 million for 2015 (which included $0.8 million merger-related expenses). Removing these noted merger-related expenses and lease charge from both years, noninterest expense was up approximately $23.1 million or 59%, commensurate with the larger operating base and timing of the 2016 acquisitions. Additionally, the $2.4 million increase in intangibles amortization was exclusively attributable to the 2016 acquisitions and $0.2 million in other expenses was related to the in-process implementation of a customer relationship management system. Cost saves anticipated with the Baylake merger began to be realized by year end 2016, due to more efficient processes and elimination of duplicative efforts in overhead areas.

Personnel expense (including salaries, brokerage variable pay, overtime, cash and equity incentives, and employee benefit and payroll-related expenses) was $34.0 million for 2016, up $11.5 million or 51.1% over 2015. In addition to merit increases, higher overtime and higher incentives and equity award costs between the years, salaries and benefits increased largely due to the 48% increase in average full-time equivalent employees from the 2016 acquisitions (415 for 2016). The six branch closures that occurred in fourth quarter 2016 should produce some cost savings in 2017.

Occupancy, equipment and office expense was $10.3 million for 2016, up $3.3 million or 48.3% from 2015, in line with the 2016 acquisitions adding a net 21 branches, an expanded operations facility and a financial advisors location, as well as some infrastructure and set-up costs needed to integrate the new office locations, customer communications, signage and phone and data systems to consistent platforms. The six branch closures that occurred in fourth quarter 2016 should produce some cost savings in 2017.

Business development and marketing expense was $3.5 million for 2016, up $1.2 million or 55.4%, with higher spending on promotional materials, media advertising, and donations as emphasis was focused on expanded and new markets.

Data processing expenses, which are primarily volume-based, were $6.4 million for 2016, up $2.8 million or 78.7% over 2015, in line with a higher number of accounts and volumes processed due to the 2016 acquisitions, an increase in the core processing rate charged and higher integration costs ($0.4 million in 2016 versus $0.1 million in 2015).

FDIC assessments were higher between the years mostly due to an increased assessment base in 2016. The intangibles amortization increased to $3.5 million, up $2.4 million or 236.7%, fully attributable to new core deposit intangible and customer list intangible balances added from the 2016 acquisitions.

Other expense was $6.4 million for 2016, up $3.7 million or 133.4%, with 2016 including $0.7 million of direct merger-related expense (mostly legal, consultant and professional in nature) and a $1.7 million lease termination charge and 2015 including $0.6 million of direct merger-related expense. In addition to the larger operating base increasing other expense levels, other expense increased $0.2 million related to the in-process implementation of a customer relationship management system and $0.2 million related to higher foreclosure and OREO costs.

Income Taxes

Income tax expense was $9.4 million for 2016 and $6.1 million for 2015. The effective tax rates were 33.4% for 2016 and 34.5% for 2015. Impacting tax expense and the effective tax rate for both 2016 and 2015 was the non-deductibility of certain merger-related costs. The net deferred tax asset was $10.9 million at December 31, 2016 compared to $5.2 million at the end of 2015. The basic principles for accounting for income taxes require that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2016 and 2015, no valuation allowance was determined to be necessary.

BALANCE SHEET ANALYSIS

Loans

Nicolet services a diverse customer base throughout northeastern and central Wisconsin and in Menominee, Michigan including the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, retail, service, and businesses supporting the general building industry. It continues to concentrate its efforts in originating loans in its local markets and assisting its current loan customers. It actively utilizes government loan programs such as those provided by the U.S. Small Business Administration to help customers weather current economic conditions and position their businesses for the future.

Nicolet’s primary lending function is to make 1) commercial loans, consisting of commercial, industrial and business loans and lines of credit, owner-occupied CRE loans and AG production loans; 2) CRE loans, consisting of CRE investment loans, AG real estate, and construction and land development loans; 3) residential real estate loans, including residential first mortgages, residential junior mortgages (such as home equity loans and lines), and to a lesser degree residential construction loans; and 4) retail and other loans. Using these four broad categories the mix of loans at December 31, 2016 was 53% commercial, 20% CRE loans, 26% residential real estate loans, and 1% retail and other loans; and grouped further the loan mix is 73% commercial-based and 27% retail-based. Comparatively, at December 31, 2015, loans were 56% commercial, 18% CRE, 25% residential real estate, and 1% retail and other, and more broadly remained 74% commercial-based and 26% retail-based.

Total loans were $1.6 billion at December 31, 2016, an increase of $691.8 million, or 78.9%, compared to total loans of $877 million at December 31, 2015; however, excluding the $691 million loans added at acquisition in 2016, loans were essentially unchanged (up 0.1%) with underlying organic growth replacing acquired loan runoff. Combined, loans acquired in the 2013 and 2016 acquisitions at their respective acquisition dates totaled $974 million, and had a combined outstanding balance of $667 million and $137 million at December 31, 2016 and 2015, respectively, given amortization, refinances, and payoffs.

Table 6: Loan Composition
As of December 31,
(dollars in thousands)

	2016		2015		2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$428,270	27.3%	$294,419	33.6%	$289,379	32.7%	$253,674	29.9%	$197,301	35.7%
Owner-occupied CRE	360,227	23.0	185,285	21.1	182,574	20.7	187,476	22.1	106,888	19.3
AG production	34,767	2.2	15,018	1.7	14,617	1.6	14,256	1.7	215	0.1
AG real estate	45,234	2.9	43,272	4.9	42,754	4.8	37,057	4.4	11,354	2.1
CRE investment	195,879	12.5	78,711	9.0	81,873	9.3	90,295	10.7	76,618	13.9
Construction & land development	74,988	4.8	36,775	4.2	44,114	5.0	42,881	5.1	21,791	3.9
Residential construction	23,392	1.5	10,443	1.2	11,333	1.3	12,535	1.5	7,957	1.4
Residential first mortgage	300,304	19.1	154,658	17.6	158,683	18.0	154,403	18.2	85,588	15.5
Residential junior mortgage	91,331	5.8	51,967	5.9	52,104	5.9	49,363	5.8	39,352	7.1
Retail & other	14,515	0.9	6,513	0.8	5,910	0.7	5,418	0.6	5,537	1.0
Total loans	$1,568,907	100.0%	$877,061	100.0%	$883,341	100.0%	$847,358	100.0%	$552,601	100.0%

As noted above, year-end 2016 loans were broadly 73% commercial-based and 27% retail-based compared to 74% commercial-based and 26% retail-based at year-end 2015. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. All loan types were impacted by the loans acquired in the 2016 Baylake merger, which carried a higher mix in CRE-related loan types.

Commercial and industrial loans consist primarily of commercial loans to small businesses and, to a lesser degree, to municipalities within a diverse range of industries. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio but decreased to 27.3% of the portfolio at year end 2016, due to the 2016 acquired loan mix, compared to 33.6% of the total portfolio at year end 2015. This continues to be a strong growth area for Nicolet.

Owner-occupied CRE loans increased to 23.0% of loans at year end 2016 compared to 21.1% of loans at year end 2015. This category primarily consists of loans within a diverse range of industries secured by business real estate that is occupied by borrowers who operate their businesses out of the underlying collateral and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral.

Agricultural production and agricultural real estate loans consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland. These loans decreased to 5.1% of loans at year end compared to 6.6% of loans at year end 2015.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. From December 31, 2015 to December 31, 2016, these loans increased $117.2 million, and grew to represent 12.5% of loans, due to the 2016 acquired loan mix, compared to 9.0% a year ago.

Loans in the construction and land development portfolio represented 4.8% of total loans at year end 2016 compared to 4.2% at year-end 2015. Construction and land development loans provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis.

On a combined basis, Nicolet’s residential real estate loans represented 26.4% of total loans at year end 2016 compared to 24.7% of total loans at year end 2015. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage real estate loans consist of home equity lines and term loans secured by junior mortgage liens. Across the industry, home equities involve loans that are often in second or junior lien positions, but Nicolet has secured many of these types of loans in a first lien position, further mitigating the portfolio risks. Nicolet has not experienced significant losses in its residential real estate loans; however, if declines in market values in the residential real estate markets worsen, particularly in Nicolet’s market area, the value of collateral securing its real estate loans could decline, which could cause an increase in the provision for loan losses. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with or without retaining the servicing rights. Nicolet’s mortgage loans have historically had low net charge off rates and typically are of high quality.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2016, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

Table 7: Loan Maturity Distribution

The following table presents the maturity distribution of the loan portfolio at December 31, 2016:

(dollars in thousands)

	Loan Maturity
	One Year or Less	Over One Year to Five Years	Over Five Years	Totals
Commercial & industrial	$204,858	$195,715	$27,697	$428,270
Owner-occupied CRE	82,939	216,394	60,894	360,227
AG production	18,203	13,033	3,531	34,767
AG real estate	11,909	31,520	1,805	45,234
CRE investment	33,283	131,153	31,443	195,879
Construction & land development	29,259	38,298	7,431	74,988
Residential construction	23,014	378	-	23,392
Residential first mortgage	12,020	49,654	238,630	300,304
Residential junior mortgage	27,486	19,649	44,196	91,331
Retail & other	6,728	6,900	887	14,515
Total loans	$449,699	$702,694	$416,514	$1,568,907
Percent by maturity distribution	29%	45%	26%	100%
Fixed rate	$201,722	$602,674	$214,519	$1,018,915
Floating rate	247,977	100,020	201,995	549,992
Total	$449,699	$702,694	$416,514	$1,568,907

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

At December 31, 2016, the ALLL was $11.8 million compared to $10.3 million at December 31, 2015. The increase was a result of the 2016 provision of $1.8 million exceeding 2016 net charge offs of $0.3 million. Comparatively, the 2015 provision for loan losses was $1.8 million and 2015 net charge offs were $0.8 million. Net charge offs as a percent of average loans were 0.02% in 2016 compared to 0.09% in 2015. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ratio of the ALLL as a percentage of period-end loans was 0.75% and 1.18% at December 31, 2016 and 2015, respectively. The ALLL to loans ratio is impacted by the accounting treatment of the 2016 and 2013 acquisitions, which combined at their acquisition dates added no ALLL to the numerator and $974 million of loans into the denominator at their then estimated fair values ($691 million in 2016 and $283 million in 2013), net of applicable discounts for credit quality. Such acquired loans combined have declined since their acquisition dates to $667 million and $137 million outstanding at December 31, 2016 given amortization, refinances and payoffs. However, since their acquisition, the performance trends of acquired loans have been evolving and evaluated. As events have occurred in the acquired loan portfolio, beginning in mid-2015, an ALLL was provided directly for this portfolio (especially the 2013 acquired loans), reflecting an increase in risk as acquired credits age and several larger and other loans migrate to a watch or worse loan grades. Therefore, the provision for loan losses and net charge offs for 2016 were $1.0 million and $0.2 million, respectively, for acquired loans, and $0.8 million and $0.1 million, respectively, for originated loans. Comparatively, the provision for loan losses and net charge offs for 2015, were $1.7 million and $0.1 million, respectively, for acquired loans, and $0.1 million and $0.7 million, respectively, for originated loans. At December 31, 2016, the ALLL was $11.8 million (or 0.75% of total loans), with $2.4 million for acquired loans (0.36% of acquired loans) and $9.4 million for originated loans (1.05% of originated loans). In particular, see additional disclosures in Note 4, “Loans and Allowance for Loan Losses,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Table 8: Loan Loss Experience
For the Years Ended December 31,
(dollars in thousands)

	2016	2015	2014	2013	2012
Allowance for loan losses (ALLL):
Beginning balance	$10,307	$9,288	$9,232	$7,120	$5,899
Loans charged off:
Commercial & industrial	279	374	1,923	574	295
Owner-occupied CRE	108	229	470	1,936	1,328
AG production	—	—	—	—	—
AG real estate	—	—	—	—	—
CRE investment	—	50	—	992	305
Construction & land development	—	—	12	319	713
Residential construction	—	—	—	—	396
Residential first mortgage	80	84	218	156	265
Residential junior mortgage	57	111	81	190	166
Retail & other	60	35	39	71	39
Total loans charged off	584	883	2,743	4,238	3,507
Recoveries of loans previously charged off:
Commercial & industrial	26	36	55	40	36
Owner-occupied CRE	5	4	17	85	300
AG production	—	—	—	—	—
AG real estate	—	—	—	—	—
CRE investment	221	17	14	—	27
Construction & land development	—	—	—	15	22
Residential construction	—	—	—	—	—
Residential first mortgage	31	20	2	8	11
Residential junior mortgage	8	12	1	1	6
Retail & other	6	13	10	1	1
Total recoveries	297	102	99	150	403
Total net charge offs	287	781	2,644	4,088	3,104
Provision for loan losses	1,800	1,800	2,700	6,200	4,325
Ending balance of ALLL	$11,820	$10,307	$9,288	$9,232	$7,120
Ratios:
ALLL to total loans at December 31	0.75%	1.18%	1.05%	1.09%	1.29%
ALLL to net charge offs for the year ended December 31	4,118.5%	1,319.7%	351.3%	225.8%	229.4%
Net charge offs to average loans for the year ended December 31	0.02%	0.09%	0.31%	0.54%	0.60%

The allocation of the ALLL for each of the past five years is based on Nicolet’s estimate of loss exposure by category of loans and is shown in Table 9.

As a commercial bank, Nicolet continues to carry the largest allocation of ALLL against commercial & industrial loans (the largest loan type at roughly 27% of loans at year-end 2016 and 34% of loans at year-end 2015) of $3.9 million (or 33.2% of ALLL) and $3.7 million (or 36.2% of ALLL) at December 31, 2016 and 2015, respectively. While the balances of construction & land development loans have been relatively steady (at 4% to 5% of loans at year-end 2016 and 2015), the category carries higher historical loss rates, which are improving with better current loan performance and granularity; hence, the allocation was $0.8 million to represent 6.5% of ALLL at December 31, 2016, compared to 14.0% at year-end 2015. With less allocated to construction & land development, allocations increased to other loan types that would be more affected by management’s growing concerns that the recent period of economic recovery is slowing in light of current economic data and events that pressure collateral values or businesses’ and consumers’ ability to perform on loans. Management allocated additional amounts in 2016 to owner-occupied CRE (up $1.0 million to $2.9 million, or 24.3% of ALLL), residential first and junior mortgages (up $0.5 million combined, and representing 19.0% of ALLL combined), and CRE investment (up $0.3 million, representing 9.5% of ALLL). The remaining allocated ALLL balances were consistent with changes in outstanding loan balances at December 31, 2016.

Table 9: Allocation of the Allowance for Loan Losses

As of December 31,

(dollars in thousands)

	2016	% of Loan Type to Total Loans	2015	% of Loan Type to Total Loans	2014	% of Loan Type to Total Loans	2013	% of Loan Type to Total Loans	2012	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$3,919	27.3%	$3,721	33.6%	$3,191	32.7%	$1,798	29.9%	$1,969	35.7%
Owner-occupied CRE	2,867	23.0	1,933	21.1	1,230	20.7	766	22.1	1,069	19.3
AG production	150	2.2	85	1.7	53	1.6	18	1.7	—	0.1
AG real estate	285	2.9	380	4.9	226	4.8	59	4.4	—	2.1
CRE investment	1,124	12.5	785	9.0	511	9.3	505	10.7	337	13.9
Construction & land development	774	4.8	1,446	4.2	2,685	5.0	4,970	5.1	2,580	3.9
Residential construction	304	1.5	147	1.2	140	1.3	229	1.5	137	1.4
Residential first mortgage	1,784	19.1	1,240	17.6	866	18.0	544	18.2	685	15.5
Residential junior mortgage	461	5.8	496	5.9	337	5.9	321	5.8	312	7.1
Retail & other	152	0.9	74	0.8	49	0.7	22	0.6	31	1.0
Total ALLL	$11,820	100.0%	$10,307	100.0%	$9,288	100.0%	$9,232	100.0%	$7,120	100.0%
ALLL category as a percent of total ALLL:
Commercial & industrial	33.2%		36.2%		34.4%		19.5%		27.7%
Owner-occupied CRE	24.3		18.8		13.2		8.3		15.0
AG production	1.3		0.8		0.6		0.2		—
AG real estate	2.4		3.7		2.4		0.6		—
CRE investment	9.5		7.6		5.5		5.5		4.7
Construction & land development	6.5		14.0		28.9		53.8		36.2
Residential construction	2.6		1.4		1.5		2.5		1.9
Residential first mortgage	15.1		12.0		9.3		5.9		9.6
Residential junior mortgage	3.9		4.8		3.6		3.5		4.4
Retail & other	1.2		0.7		0.6		0.2		0.5
Total ALLL	100.0%		100.0%		100.0%		100.0%		100.0%

Nonperforming Assets

As part of its overall credit risk management process, management has been committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $20.3 million (consisting of $0.3 million originated loans and $20.0 million acquired loans) at December 31, 2016, up $16.8 million, compared to $3.5 million (consisting of $0.6 million originated loans and $2.9 million acquired loans) at December 31, 2015. OREO was $2.1 million at December 31, 2016, up $1.7 million, compared to $0.4 million at December 31, 2015. Consequently, nonperforming assets (i.e. nonperforming loans plus OREO) were $22.3 million at December 31, 2016, up $18.4 million, compared to $3.9 million at December 31, 2015, with the increase attributable to the 2016 acquisitions adding nonaccrual loans and OREO properties, plus the transfer into OREO of bank properties that are no longer in use. Nonperforming assets as a percent of total assets increased to 0.97% at December 31, 2016 compared to 0.32% at December 31, 2015.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans totaled $12.6 million and $9.2 million, and represented 0.8% and 1.0% of total outstanding loans at December 31, 2016 and 2015, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 10: Nonperforming Assets

As of December 31,

(dollars in thousands)

	2016	2015	2014	2013	2012
Nonaccrual loans:
Commercial & industrial	$358	$204	$171	$68	$784
Owner-occupied CRE	2,894	951	1,667	1,087	1,960
AG production	9	13	21	11	—
AG real estate	208	230	392	448	—
CRE investment	12,317	1,040	911	4,631	—
Construction & land development	1,193	280	934	1,265	2,560
Residential construction	260	—	—	—	—
Residential first mortgage	2,990	674	1,155	2,365	1,580
Residential junior mortgage	56	141	141	262	—
Retail & other	—	—	—	129	142
Total nonaccrual loans considered impaired	20,285	3,533	5,392	10,266	7,026
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	20,285	3,533	5,392	10,266	7,026
Commercial & industrial	64	—	—	—	—
Commercial real estate owned	304	52	697	935	71
Construction & land development real estate owned	623	—	139	854	17
Residential real estate owned	29	—	630	198	105
Bank property real estate owned	1,039	315	500	—	—
OREO	2,059	367	1,966	1,987	193
Total nonperforming assets	$22,344	$3,900	$7,358	$12,253	$7,219
Performing troubled debt restructurings	—	—	3,777	3,970	—
Ratios
Nonperforming loans to total loans	1.29%	0.40%	0.61%	1.21%	1.27%
Nonperforming assets to total loans plus OREO	1.42%	0.44%	0.83%	1.44%	1.31%
Nonperforming assets to total assets	0.97%	0.32%	0.61%	1.02%	0.97%
ALLL to nonperforming loans	58.3%	291.7%	172.3%	89.9%	101.3%
ALLL to total loans	0.75%	1.18%	1.05%	1.09%	1.29%

Table 11 shows the approximate gross interest that would have been recorded if the loans accounted for on a nonaccrual basis at the end of each year shown had performed in accordance with their original terms, in contrast to the amount of interest income that was included in interest income on such loans for the period. The interest income recognized generally includes cash interest received and potentially includes prior nonaccrual interest on acquired loans which existed at acquisition and was subsequently collected.

Table 11: Foregone Loan Interest

For the Years Ended December 31,

(dollars in thousands)

	2016	2015	2014
Interest income in accordance with original terms	$1,979	$429	$709
Interest income recognized	(1,789)	(416)	(667)
Reduction in interest income	$190	$13	$42

Investment Securities Portfolio

The investment securities portfolio is intended to provide Nicolet with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to Nicolet. All securities are classified as available for sale (“AFS”) and are carried at fair value.

Table 12: Investment Securities Portfolio

As of December 31,

(dollars in thousands)

	2016			2015			2014
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Government sponsored enterprises	$1,981	$1,963	1%	$287	$294	-%	$1,025	$1,039	1%
State, county and municipals	191,721	187,243	51%	104,768	105,021	61%	102,472	102,776	61%
Mortgage-backed securities	161,309	159,129	44%	61,600	61,464	36%	61,497	61,677	37%
Corporate debt securities	12,117	12,169	3%	1,140	1,140	1%	220	220	-%
Equity securities	2,631	4,783	1%	3,196	4,677	2%	1,571	2,763	1%
Total securities AFS	$369,759	$365,287	100%	$170,991	$172,596	100%	$166,785	$168,475	100%

At December 31, 2016, the total carrying value of investment securities was $365.3 million, up from $172.6 million at December 31, 2015, and represented 15.9% and 14.2% of total assets at December 31, 2016 and 2015, respectively. The $192.7 million increase since December 31, 2015 was largely attributable to securities acquired in the 2016 acquisitions which added a higher proportion of mortgage-backed securities and corporate debt securities. At December 31, 2016, the securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity.

In addition to AFS securities, Nicolet had other investments of $17.5 million and $8.1 million at December 31, 2016 and 2015, respectively, consisting of capital stock in the Federal Reserve, Federal Agricultural Mortgage Corporation, and the FHLB (required as members of the Federal Reserve Bank System and the FHLB System), and to a lesser degree equity investments in other private companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus not liquid, have no ready market or quoted market value, and are carried at cost. The remaining investments have no quoted market prices, and are carried at cost less other than temporarily impaired (“OTTI”) charges, if any. These other investments are evaluated periodically for impairment, considering financial condition and other available relevant information. A $0.5 million OTTI charge was recorded in fourth quarter 2016 related to a private company equity investment based on circumstances arising at year end which management determined would likely impact the future earning capacity of the underlying operating company. There were no OTTI charges recorded in 2015 or 2014.

Table 13: Investment Securities Portfolio Maturity Distribution

As of December 31, 2016

(dollars in thousands)

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

U.S. Government sponsored enterprises	$—	—%	$1,981	2.9%	$—	—%	$—	—%	$—	—%	$1,981	2.9%	$1,963
State and county municipals	9,833	2.4	$74,168	2.7%	106,416	2.7	1,304	3.2	—	—	191,721	2.7	187,243
Mortgage-backed securities	—	—	—	—	—	—	—	—	161,309	3.1	161,309	3.1	159,129
Corporate debt securities	—	—	5,139	6.5	—	—	6,978	5.4	—	—	12,117	5.9	12,169
Equity securities	—	—	—	—	—	—	—	—	2,631	3.7	2,631	3.7	4,783
Total amortized cost	$9,833	2.4%	$81,288	2.9%	$106,416	2.7%	$8,282	5.1%	$163,940	3.1%	$369,759	3.0%	$365,287
Total fair value and carrying value	$9,835		$80,847		$102,401		$8,292		$163,912				$365,287
	3%		22%		28%		2%		45%				100%

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Deposits

Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include competitive deposit product features, price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Included in total deposits in Table 14 are brokered deposits of $21 million, $27 million and $29 million at year end 2016, 2015 and 2014, respectively.

Table 14: Deposits

At December 31,

(dollars in thousands)

	2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Demand	$482,300	24.5%	$226,554	21.5%	$203,502	19.2%
Money market and NOW accounts	964,509	49.0	486,677	46.1	494,945	46.7
Savings	221,282	11.2	136,733	12.9	120,258	11.3
Time	301,895	15.3	206,453	19.5	241,198	22.8
Total	$1,969,986	100.0%	$1,056,417	100.0%	$1,059,903	100.0%

Total deposits were $2.0 billion at December 31, 2016, an increase of $914 million or 86.5% over December 31, 2015; however, excluding the impact of $822 million deposits added at acquisition in 2016, deposits grew 8.7%. As brokered deposits are not significant, customer-based deposits continue to grow organically from stable customer relationships. Total average deposits for 2016 were $1.6 billion, an increase of $621 million or 60.8% over 2015. On average, the mix of deposits changed between 2016 and 2015, with 2016 carrying more demand (i.e. non-interest bearing) deposits, money market and NOW accounts, and less in savings and time deposits.

Table 15: Average Deposits

For the Years Ended December 31,

(dollars in thousands)

	2016 Average		2015 Average		2014 Average
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Demand	$383,146	23.4%	$211,624	20.7%	$180,122	17.5%
Money market and NOW accounts	776,756	47.3	455,344	44.6	472,814	46.0
Savings	193,933	11.8	126,894	12.4	110,969	10.8
Time	288,059	17.5	227,293	22.3	264,431	25.7
Total	$1,641,894	100.0%	$1,021,155	100.0%	$1,028,336	100.0%

Table 16: Maturity Distribution of Certificates of Deposit of $100,000 or More

At December 31,

(dollars in thousands)

	2016	2015	2014
3 months or less	$19,058	$6,856	$11,134
Over 3 months through 6 months	11,428	5,733	7,632
Over 6 months through 12 months	31,569	19,319	15,783
Over 12 months	59,208	58,934	41,855
Total	$121,263	$90,842	$76,404

Other Funding Sources

Other funding sources include short-term borrowings (zero at December 31, 2016 and 2015) and long-term borrowings (totaling $37.6 million and $39.8 million at December 31, 2016 and 2015, respectively). Short-term borrowings consist mainly of customer repurchase agreements maturing in less than nine months or federal funds purchased. Long-term borrowings include notes payable (consisting of FHLB advances and a joint venture note, prior to its refinance in 2016 from an outside lender to the Bank subsequently requiring elimination in consolidation), junior subordinated debentures (largely qualifying as Tier 1 capital for regulatory purposes given their long maturity dates, even though they are redeemable in whole or in part at par), and subordinated debt (issued in 2015 with 10-year maturities, callable on or after the fifth anniversary date of their respective issuance dates, and qualifying as Tier 2 capital for regulatory purposes). Notes payable declined $14.4 million to $1.0 million at December 31, 2016, given the elimination of the joint venture note and repayments of FHLB advances during 2016. Junior subordinated debentures increased $12.2 million to $24.7 million at year end 2016, attributable to acquired Baylake debentures at fair value. Subordinated debt increased $0.1 million to $11.9 million at December 31, 2016, given amortization of capitalized issuance costs. The interest on all long-term borrowings is current, and while the various junior subordinated debentures are callable at par plus any accrued but unpaid interest, there are no current plans to redeem these debentures early. See Note 9, “Notes Payable,” Note 10, “Junior Subordinated Debentures”, and Note 11, “Subordinated Notes” of the Notes to Consolidated Financial Statements under Part II, Item 8 for additional details.

Additional funding sources consist of a $10 million available and unused line of credit at the holding company, $143 million of available and unused Federal funds purchased lines, available total borrowing capacity at the FHLB of $181 million of which $9.0 million was used at December 31, 2016 (consisting of $1 million in outstanding advances and $8 million related to outstanding letters of credit), and borrowing capacity in the brokered deposit market.

Off-Balance Sheet Obligations

As of December 31, 2016, 2015 and 2014, Nicolet had the following lending-related commitments that did not appear on its balance sheet:

Table 17: Commitments

At December 31,

(dollars in thousands)

	2016	2015	2014
Commitments to extend credit — fixed and variable rate	$554,980	$302,591	$269,648
Financial letters of credit — fixed rate	12,444	2,610	2,996
Standby letters of credit — fixed rate	4,898	4,314	3,629

These commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Further discussion of these commitments is included in Note 16, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, under Part II, Item 8.

Contractual Obligations

Nicolet is party to various contractual obligations requiring the use of funds as part of its normal operations. The table below outlines principal amounts and timing of these obligations, excluding amounts due for interest, if applicable. Most of these obligations are routinely refinanced into similar replacement obligations. However, renewal of these obligations is dependent on the ability to procure competitive interest rates, liquidity needs, availability of collateral for pledging purposes supporting the long-term advances, or other borrowing alternatives.

Table 18: Contractual Obligations
As of December 31, 2016
(dollars in thousands)

	Maturity by Years
	Total	1 or less	1-3	3-5	Over 5
Junior subordinated debentures	$24,732	$—	$—	$—	$24,732
Subordinated notes	11,885	—	—	—	11,885
Notes payable	1,000	—	1,000	—	—
Operating leases	3,781	685	1,329	1,085	682
Total long-term contractual obligations	$41,398	$685	$2,329	$1,085	$37,299

Liquidity

Liquidity management refers to the ability to ensure that cash is available in a timely and cost-effective manner to meet cash flow requirements of depositors and borrowers and to meet other commitments as they fall due, including the ability to pay dividends to shareholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements.

Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; amortization, repayment and maturity of loans; maturing investments and investments sales; and procurement of brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. At December 31, 2016, approximately 8.3% of the $365.3 million investment securities carrying value was pledged to secure public deposits and short-term borrowings, as applicable, and for other purposes as required by law. Other funding sources available include the ability to procure short-term borrowings, federal funds purchased, and long-term borrowings (such as FHLB advances).

Dividends from the Bank represent a significant source of cash flow for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds, as more fully described in “Business—Regulation of the Bank – Payment of Dividends” and in Note 19, “Regulatory Capital Requirements and Restrictions on Dividends,” in the Notes to the Consolidated Financial Statements under Part II, Item 8. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.

Cash and cash equivalents at December 31, 2016 and 2015 were approximately $129.1 million and $83.6 million, respectively. The increased cash and cash equivalents for 2016 when compared to historical levels was predominantly due to strong customer deposit growth. The $45.5 million increase in cash and cash equivalents since year end 2015 included $24.7 million net cash provided by operating activities and $51.5 million from investing activities (mostly due to the net cash acquired with the 2016 acquisitions, offset partly by net investment purchase activity), exceeding the $30.7 million net cash used in financing activities (primarily from reductions in short-term and long-term borrowings, common stock repurchases and preferred stock redemption exceeding cash inflow from strong deposit growth). Nicolet’s liquidity resources were sufficient as of December 31, 2016 to fund loans, accommodate deposit trends and cycles, and to meet other cash needs as necessary.

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

The following analysis assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at December 31, 2016, the projected changes in net interest income over a one-year time horizon, versus the baseline, was -1.7%, -0.8%, -0.6% and -1.1% for the -200, -100, +100 and +200 bps scenarios, respectively; such results are within Nicolet’s guidelines of not greater than -15% for +/- 100 bps and not greater than -20% for +/- 200 bps.

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

Capital balances and changes in capital are presented in the Consolidated Statements of Changes in Stockholders’ Equity in Part II, Item 8 and are described in Note 14, “Stockholders’ Equity,” and a summary of regulatory capital amounts and ratios for Nicolet and the Bank are presented in Note 19, “Regulatory Capital Requirements and Restrictions of Dividends” of the Notes to Consolidated Financial Statements under Part II, Item 8.

The most notable capital-related actions in 2016 were: 1) on February 24, 2016, Nicolet’s common stock moved off the OTCBB and began trading on the Nasdaq Capital Market under the trading symbol “NCBS”, 2) the April 2016 issuance of common stock in connection with the Baylake merger and acquisition of a financial advisor business, 3) the September 2016 redemption of the final $12.2 million of its preferred stock, 4) common stock repurchases, and 5) the closure of 7 branches during 2016. The most notable capital-related actions in 2015 were: 1) the issuance of $12 million in 5% fixed rate, 10-year subordinated debt during the first half of 2015 (which qualifies as Tier 2 regulatory capital), 2) the September 2015 partial redemption of $12.2 million, or half, of its preferred stock at par, 3) common stock repurchases, and 3) the August 2015 sale of two outlying branches and accompanying loans and deposits.

On April 29, 2016, in connection with its acquisition of Baylake, Nicolet issued 4,344,243 shares of its common stock for consideration of $163.3 million, and recorded $1.2 million consideration for assumed stock options. Approximately $0.3 million of common stock issuance expenses related to the transaction were incurred and charged against additional paid in capital. In connection with the financial advisor business acquisition that completed April 1, 2016, Nicolet issued $2.6 million in common stock consideration.

Nicolet participated in the Small Business Lending Fund (“SBLF”) beginning in September 2011. The Company received $24.4 million for the issuance of 24,400 shares of Non-cumulative Perpetual Preferred Stock, Series C, with $1,000 per share liquidation value. The preferred stock qualified as Tier 1 capital for regulatory purposes and provided capital and liquidity for Nicolet’s small business lending, potential acquisition opportunities and defensive capital for the uncertain economic environment. Nicolet paid an annual dividend rate of 5% from initial funding through September 30, 2013, paid 1% thereafter through February 29, 2016, and paid 9% from March 1, 2016 through the date of redemption in September 2016. Nicolet redeemed $12.2 million (half) of its preferred stock in September 2015 and the remaining half in September 2016, as part of its capital plan and partially motivated by the adjustment of the preferred stock dividend rate to 9%.

As a result of the foregoing, Nicolet’s total capital was $275.9 million (100% common equity) at December 31, 2016, compared to $109.5 million at year-end 2015 (comprised of $12.2 million or 11% preferred equity and $97.3 million or 89% common equity). The $166.4 million increase in total equity since year end 2015 was dominated by the equity issued in relation to the 2016 acquisitions as noted above and $18.5 million of net income, exceeding the preferred stock redemption, common stock repurchases, a $3.7 million other comprehensive loss (related to market value declines in the investment portfolio given rate movements at year end 2016), $0.6 million of preferred stock dividends and other net activity in stock compensation and equity award activity in 2016.

Common equity to total assets at December 31, 2016 was 12.0%, up from 8.0% at December 31, 2015, and continues to reflect capacity to capitalize on opportunities. Book value per common share increased to $32.26 at year end 2016, up 37.7% over $23.42 at year end 2015. Common shares outstanding more than doubled from a year ago, to 8.55 million at December 31, 2016 from 4.15 million at December 31, 2015, predominantly attributable to the 2016 acquisitions.

Nicolet’s regulatory capital ratios remain strong and well above minimum regulatory ratios. At December 31, 2016, Nicolet’s Total, Tier 1, Common Equity Tier 1 (“CET1”) risk-based ratios and its leverage ratio were 13.9%, 12.6%, 11.3% and 10.3%, respectively, compared to the minimum regulatory requirements of 8.0%, 6.0%, 4.5% and 4.0%, respectively. Also, at December 31, 2016, the Bank’s Total, Tier 1, CETI and leverage ratios were 12.2%, 11.5%, 11.5% and 9.4%, respectively, and qualify the Bank as well-capitalized under the prompt-corrective action framework with hurdles of 10.0%, 8.0%, 6.5% and 5.0%, respectively. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth.

Nicolet has demonstrated the ability to raise capital efficiently directly related to acquisition transactions. Further, Nicolet’s investors have demonstrated a strong commitment to capital, providing common capital when needed, with the two examples being a December 2008 private placement raising $9.5 million in common capital as we entered the economic crisis and the April 2013 private placement raising $2.9 million in common capital alongside the predominately stock-for-stock Mid-Wisconsin merger which added $9.7 million in common capital. In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. In early 2014, a common stock repurchase program was authorized and with subsequent modifications (the latest being January 17, 2017 for an additional $12 million to repurchase up to 250,000 more shares of common stock), the Board has authorized the use of up to $30 million to repurchase up to 1,050,000 shares of Nicolet common stock as an alternative use of capital. During 2016, $4.4 million was used to repurchase and cancel 114,914 shares at a weighted average price per share of $37.98 including commissions, bringing the life-to-date totals through December 31, 2016, to $14.2 million used to repurchase and cancel 518,609 shares at a weighted average price per share of $27.31 including commissions.

A source of income and funds for Nicolet as the parent company of the Bank are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by federal regulatory agencies. During the third quarter of 2016, the Bank requested approval from the regulatory agencies to a pay a $15 million special dividend out of Bank surplus and it was approved. The Bank paid dividends to the parent company of $35.5 million (which includes the special dividend) in 2016 and $11.0 million in 2015. At December 31, 2016, the Bank could pay dividends of approximately $1.1 million more without seeking regulatory approval.

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

Fourth Quarter 2016 Results

Nicolet recorded net income of $6.1 million for the fourth quarter of 2016, compared to net income of $2.8 million for the fourth quarter of 2015. Net income available to common equity for the fourth quarter of 2016 was $6.1 million, or $0.68 for diluted earnings per common share, compared to $2.8 million, or $0.64, respectively for the fourth quarter of 2015. Between the comparable quarters, net income available to common was up 118%, while diluted weighted average shares were up 105%, resulting in a 6% increase in diluted earnings per share. See Table 19 for selected quarterly information.

Taxable equivalent net interest income for the fourth quarter of 2016 was $20.6 million, compared to $11.0 million for the same quarter of 2015. Positive changes from balance sheet volume added $9.3 million to net interest income and were predominantly due to the Baylake merger, while favorable changes in rates added $0.3 million to net interest income (the net of $0.4 million less interest income from lower earning asset yields and $0.7 million less interest expense on lower cost of funds). The net interest margin between the comparable quarters was up 4 bps to 4.05% in the fourth quarter of 2016, comprised of a 10 bps higher interest rate spread (to 3.93%, as the yield on earning assets decreased by 25 bps and the rate on interest-bearing liabilities decreased by 35 bps) and a 2 bps higher contribution from net free funds (mainly from higher noninterest-bearing deposits).

Average earning assets were $2.0 billion for the fourth quarter of 2016 compared to $1.1 billion for the fourth quarter of 2015, with average loans (up $676 million) and nonloan earning assets (up $250 million) representing 78% and 22% of average earning assets (including low-earning cash at 3% of earning assets), respectively, compared to fourth quarter 2015’s mix of 82% loans and 18% nonloan earning assets (with cash at 1%). On the funding side, average interest-bearing deposits were up $643 million, average demand deposits increased $252 million and average short and long-term funding balances decreased (down $3 million combined).

The provision for loan losses was $0.5 million for both fourth quarter periods, while net charge offs were $0.1 million for both periods.

Noninterest income for the fourth quarter of 2016 increased $3.3 million (73%) to $7.9 million versus the fourth quarter of 2015. Net loss on sale and write-down of assets was $0.5 million for fourth quarter 2016 due to an OTTI charge on a private company equity investment, compared to net gains of $0.7 million for fourth quarter 2015 attributable to OREO (with a large gain on sale of an OREO property partly offset by a write-down on a bank premise OREO), for a $1.2 million unfavorable variance between quarters. Other increases across line items were primarily commensurate with the larger volumes due to the 2016 acquisitions, but notably brokerage fee income increased $1.4 million, mortgage income, net increased $1.2 million, service charges on deposits increased $0.5 million, trust fees increased $0.2 million and other noninterest income increased $1.2 million (of which interchange income and UFS income account for $0.4 million and $0.5 million, respectively).

On a comparable quarter basis, noninterest expense increased $8.1 million (79%) to $18.4 million in the fourth quarter of 2016 (which included $0.4 million merger-based expenses) over the fourth quarter of 2015 (including $0.7 million merger based expenses). Personnel expense of $9.3 million, increased $3.8 million (68%) over the fourth quarter of 2015, primarily due to merit increases and the larger workforce after the 2016 acquisitions (with full-time equivalent employees up 71% between December 31, 2016 and 2015). All nonpersonnel expense categories combined were up $4.3 million, primarily commensurate with the larger operating base after the 2016 acquisitions, but most notably intangibles amortization up $1.0 million fully attributable to the acquisitions, data processing up $1.0 million on larger volumes and a rate increase, and occupancy, equipment and office costs combined up $1.3 million given the expanded footprint, additional integration and communication costs to customers and shareholders.

For the fourth quarter of 2016, Nicolet recognized income tax expense of $2.9 million, compared to income tax expense of $1.6 million for the fourth quarter of 2015. The change in income tax was primarily due to the level of pretax income between the comparable quarters. The effective tax rate was 32.4% for the fourth quarter of 2016 (including higher levels of non-taxable income from BOLI, investment securities, and other equity investment holdings), compared to an effective tax rate of 36.5% for the fourth quarter of 2015.

Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2016 and 2015.

Table 19: Selected Quarterly Financial Data
(dollars in thousands, except per share data)

	2016 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$21,892	$22,795	$18,351	$12,429
Interest expense	1,868	1,891	1,885	1,690
Net interest income	20,024	20,904	16,466	10,739
Provision for loan losses	450	450	450	450
Noninterest income	7,894	8,532	6,370	3,878
Noninterest expense	18,386	19,019	17,519	10,018
Net income attributable to Nicolet Bankshares, Inc.	6,087	6,464	3,257	2,654
Net income available to common shareholders	6,087	6,217	2,983	2,542
Basic earnings per common share*	0.71	0.72	0.41	0.61
Diluted earnings per common share*	0.68	0.69	0.39	0.57

	2015 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$12,463	$11,859	$11,531	$12,744
Interest expense	1,812	1,842	1,818	1,741
Net interest income	10,651	10,017	9,713	11,003
Provision for loan losses	450	450	450	450
Noninterest income	4,559	4,185	4,894	4,070
Noninterest expense	10,273	9,849	9,724	9,802
Net income attributable to Nicolet Bankshares, Inc.	2,819	2,594	2,935	3,080
Net income available to common shareholders	2,789	2,534	2,874	3,019
Basic earnings per common share*	0.70	0.64	0.72	0.75
Diluted earnings per common share*	0.64	0.58	0.66	0.70

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

2015 Compared to 2014

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

Net income attributable to Nicolet was $11.4 million for 2015, and after $0.2 million of preferred stock dividends, net income available to common shareholders was $11.2 million, or $2.57 per diluted common share. Comparatively, 2014 net income attributable to Nicolet was $9.9 million, and after $0.2 million of preferred stock dividends, net income available to common shareholders was $9.7 million or $2.25 per diluted common share. Between the years, net income increased 14.9% and diluted earnings per common share increased 14.2%. Return on average assets improved to 0.96% for 2015, compared to 0.84% for 2014. Return on average common equity was 12.35% for 2015, compared to 11.55% for 2014. Book value per common share was $23.42 at December 31, 2015, up 9.7% over $21.34 at December 31, 2014.

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

Other key factors behind the results were:

•	Net interest income was $41.4 million for 2015, a decrease of $0.5 million or 1% compared to 2014. The earning asset yield was unchanged at 4.54% for both 2015 and 2014, influenced mainly by the earning asset mix, with more balances in higher-yielding assets. Loans, investments and other interest-earning assets (mostly low-earning cash) represented 82%, 15% and 3% of average earning assets, respectively for 2015, compared to 79%, 13% and 8%, respectively, for 2014. The cost of funds was 0.84% for 2015, 5 bps higher than 2014, impacted by the new 5% subordinated debt and a 1 bp increase in the cost of interest-bearing deposits. As a result, the interest rate spread was 3.70% for 2015, 5 bps lower than 2014. The net interest margin was 3.88% for 2015 compared to 3.89% for 2014, with a higher contribution from net free funds partly offsetting the decline in interest rate spread.

•	Loans were $877 million at December 31, 2015, essentially unchanged (down only $6 million or 0.7%) from December 31, 2014; however, excluding the impact of the August 2015 branch sale noted earlier, loans grew 0.8%. Average loans were $884 million in 2015 yielding 5.12%, compared to $859 million in 2014 yielding 5.32%, a 3% increase in average balances. The 20 bps decline in loan yield was due to continued downward pressure on rates of new and renewing loans in the 2015 rate environment and $0.5 million lower aggregate discount accretion on acquired loans between 2015 and 2014.

•	Total deposits were $1.1 billion at December 31, 2015, essentially unchanged (down only $3 million or 0.3%) from December 31, 2014; however, excluding the impact of the August 2015 branch sale noted earlier, deposits grew 2.9%. Between 2015 and 2014, average deposits were down $7 million or 0.7%, with interest-bearing deposits down $39 million and noninterest-bearing deposits up $32 million, driving the improvement in net free funds. Interest-bearing deposits cost 0.64% for 2015 and 0.63% for 2014.

•	Asset quality measures remained strong. Nonperforming assets fell 47% to $3.9 million (or 0.32% of total assets) at December 31, 2015, compared to $7.4 million (or 0.61% of assets) at December 31, 2014. For 2015, the provision for loan losses was $1.8 million, exceeding net charge offs of $0.8 million, versus provision of $2.7 million and net charge offs of $2.6 million for 2014. The allowance for loan losses (“ALLL”) was $10.3 million (representing 1.18% of loans) at December 31, 2015, compared to $9.3 million (representing 1.05% of loans) at December 31, 2014.

•	Noninterest income was $17.7 million (including $1.7 million of net gain on sale or write-down of assets), compared to $14.2 million for 2014 (including $0.5 million of net gain on sale or write-down of assets). Removing these net gains, noninterest income was up $2.3 million or 17.1%, with increases in all line items, except rental income and investment advisory fees, but driven by the $1.3 million increase in net mortgage income largely due to increased volumes. Increases in service charges on deposit accounts (up 10%, trust revenues (up 6%) and brokerage income (up 6%) collectively accounted for another $0.5 million increase between 2015 and 2014.

•	Noninterest expense was $39.6 million, compared to $38.7 million for 2014. The increase between the years was modest (up $0.9 million or 2.4%, with approximately $0.8 million in 2015 attributable to non-recurring merger-based expenses such as the fairness opinion, legal and conversion costs related to the in-process merger with Baylake), exhibiting expense management. Most notably, salaries and employee benefits were up 4.9% over 2014 (including a base salary increase of 3%, and higher equity and cash incentive awards between the years) while average full-time equivalent employees were minimally changed. All other non-personnel expenses combined were down by less than 1%, and after excluding the 2015 merger-related expenses, were down 5% from 2014.

Critical Accounting Policies

The consolidated financial statements of Nicolet are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the consolidated financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the valuation of loans acquired in the 2013 and 2016 acquisitions, as well as the determination of the allowance for loan losses and income taxes and, therefore, are critical accounting policies. The critical accounting policies are discussed directly with Nicolet’s Audit Committee.

Business Combinations and Valuation of Loans Acquired in Business Combinations

We account for acquisitions under Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities, where it was not possible to estimate the acquisition date fair value upon consummation. Management finalized the fair values of acquired assets and assumed liabilities within this 12-month period and management currently considers such values to be the Day 1 Fair Values for the 2016 acquisitions, but management may revise the Day 1 Fair Values for the 2016 acquisitions through April 2017. This was completed for the Mid-Wisconsin transaction during the second quarter of 2013 and was completed for the Bank of Wausau transaction in the third quarter of 2013.

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

The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at December 31, 2016. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the ALLL. These agencies may require Nicolet to make additions to the ALLL based on their judgments of collectability based on information available to them at the time of their examination.

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

In December 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance to Accounting Standards Update (“ASU”) 2016-19 Technical Corrections and Improvements intended to make changes to clarify the Accounting Standards Codification or correct unintended application of guidance that is not expected to have a significant effect on current accounting practice. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The impact of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued updated guidance to ASU 2015-09: Stock Compensation Improvements to Employee Share-Based Payment Activity intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification on the statement of cash flows. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments intended to improve the financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is currently assessing the impact of the new guidance on its consolidated financial statements. Since a significant number of business transactions are not subject to the guidance, it is not expected to have a significant impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle of the guidance is a lessee should recognize the assets and liabilities that arise from leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new standard will require both types of leases to be recognized on the balances sheet. The updated guidance is effective for annual reporting periods beginning after December 15, 2018. Early application is permitted. The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional disclosure, see section, “Interest Rate Sensitivity Management,” of the Management’s Discussion and Analysis of Financial Condition and Results of Operation under Part II, Item 7.

ITEM 8. FINANCIAL STATEMENTS

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2016 and 2015

(In thousands, except share and per share data)	2016	2015
Assets
Cash and due from banks	$68,056	$11,947
Interest-earning deposits	60,320	70,755
Federal funds sold	727	917
Cash and cash equivalents	129,103	83,619
Certificates of deposit in other banks	3,984	3,416
Securities available for sale (“AFS”)	365,287	172,596
Other investments	17,499	8,135
Loans held for sale	6,913	4,680
Loans	1,568,907	877,061
Allowance for loan losses	(11,820)	(10,307)
Loans, net	1,557,087	866,754
Premises and equipment, net	45,862	29,613
Bank owned life insurance (“BOLI”)	54,134	28,475
Goodwill and other intangibles	87,938	3,793
Accrued interest receivable and other assets	33,072	13,358
Total assets	$2,300,879	$1,214,439

Liabilities and Stockholders’ Equity
Liabilities:
Demand	$482,300	$226,554
Money market and NOW accounts	964,509	486,677
Savings	221,282	136,733
Time	301,895	206,453
Total deposits	1,969,986	1,056,417
Notes payable	1,000	15,412
Junior subordinated debentures	24,732	12,527
Subordinated notes	11,885	11,849
Accrued interest payable and other liabilities	16,911	8,547
Total liabilities	2,024,514	1,104,752

Stockholders’ Equity:
Preferred equity	-	12,200
Common stock	86	42
Additional paid-in capital	209,700	45,220
Retained earnings	68,888	51,059
Accumulated other comprehensive income (loss)	(2,727)	980
Total Nicolet Bankshares, Inc. stockholders’ equity	275,947	109,501
Noncontrolling interest	418	186
Total stockholders’ equity and noncontrolling interest	276,365	109,687
Total liabilities, noncontrolling interest and stockholders’ equity	$2,300,879	$1,214,439

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	-	12,200
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	8,553,292	4,154,377
Common shares issued	8,596,241	4,191,067

See Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31,

(In thousands, except share and per share data)	2016	2015	2014
Interest income:
Loans, including loan fees	$69,425	$45,638	$46,081
Investment securities:
Taxable	3,029	1,460	1,606
Non-taxable	1,686	1,056	793
Other interest income	1,327	443	469
Total interest income	75,467	48,597	48,949
Interest expense:
Money market and NOW accounts	2,385	2,260	2,275
Savings and time deposits	2,759	2,930	3,067
Notes payable	239	648	850
Junior subordinated debentures	1,315	881	875
Subordinated notes	636	494	-
Total interest expense	7,334	7,213	7,067
Net interest income	68,133	41,384	41,882
Provision for loan losses	1,800	1,800	2,700
Net interest income after provision for loan losses	66,333	39,584	39,182
Noninterest income:
Service charges on deposit accounts	3,571	2,348	2,128
Mortgage income, net	5,494	3,258	1,926
Trust services fee income	5,435	4,822	4,569
Brokerage fee income	3,624	670	631
Bank owned life insurance	1,284	996	933
Rent income	1,090	1,156	1,239
Investment advisory fees	452	408	440
Gain on sale or write-down of assets, net	54	1,726	539
Other income	5,670	2,324	1,780
Total noninterest income	26,674	17,708	14,185
Noninterest expense:
Personnel	34,030	22,523	21,472
Occupancy, equipment and office	10,276	6,928	7,086
Business development and marketing	3,488	2,244	2,267
Data processing	6,370	3,565	3,178
FDIC assessments	911	615	715
Intangibles amortization	3,458	1,027	1,209
Other expense	6,409	2,746	2,782
Total noninterest expense	64,942	39,648	38,709
Income before income tax expense	28,065	17,644	14,658
Income tax expense	9,371	6,089	4,607
Net income	18,694	11,555	10,051
Less: Net income attributable to noncontrolling interest	232	127	102
Net income attributable to Nicolet Bankshares, Inc.	18,462	11,428	9,949
Less: Preferred stock dividends and discount accretion	633	212	244
Net income available to common shareholders	$17,829	$11,216	$9,705

Basic earnings per common share	$2.49	$2.80	$2.33
Diluted earnings per common share	$2.37	$2.57	$2.25
Weighted average common shares outstanding:
Basic	7,158,367	4,003,988	4,165,254
Diluted	7,513,971	4,362,213	4,311,347

See Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income

Years Ended December 31,

(In thousands)	2016	2015	2014
Net income	$18,694	$11,555	$10,051
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses) arising during the period	(5,999)	540	939
Reclassification adjustment for net gains included in net income	(78)	(625)	(341)
Income tax benefit (expense)	2,370	34	(233)
Total other comprehensive income (loss)	(3,707)	(51)	365
Comprehensive income	$14,987	$11,504	$10,416

See Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2016, 2015 and 2014

	Nicolet Bankshares, Inc. Stockholders’ Equity
(In thousands)	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Non- controlling Interest	Total
Balance, December 31, 2013	$24,400	$42	$49,616	$30,138	$666	$17	$104,879
Comprehensive income:
Net income	-	-	-	9,949	-	102	10,051
Other comprehensive income	-	-	-	-	365	-	365
Stock compensation expense	-	-	959	-	-	-	959
Exercise of stock options, net, including income tax benefit of $42	-	-	633	-	-	-	633
Issuance of common stock	-	-	254	-	-	-	254
Purchase and retirement of common stock	-	(1)	(5,769)	-	-	-	(5,770)
Preferred stock dividends	-	-	-	(244)	-	-	(244)
Repayment from non-controlling interest	-	-	-	-	-	(60)	(60)
Balance, December 31, 2014	$24,400	$41	$45,693	$39,843	$1,031	$59	$111,067
Comprehensive income:
Net income	-	-	-	11,428	-	127	11,555
Other comprehensive loss	-	-	-	-	(51)	-	(51)
Stock compensation expense	-	-	1,202	-	-	-	1,202
Exercise of stock options, net, including income tax benefit of $175	-	4	1,543	-	-	-	1,547
Tax impact of stock-based compensation	-	-	986	-	-	-	986
Issuance of common stock	-	-	174	-	-	-	174
Purchase and retirement of common stock	-	(3)	(4,378)	-	-	-	(4,381)
Redemption of preferred stock	(12,200)	-	-	-	-	-	(12,200)
Preferred stock dividends	-	-	-	(212)	-	-	(212)
Balance, December 31, 2015	$12,200	$42	$45,220	$51,059	$980	$186	$109,687
Comprehensive income:
Net income	-	-	-	18,462	-	232	18,694
Other comprehensive loss	-	-	-	-	(3,707)	-	(3,707)
Stock compensation expense	-	-	1,608	-	-	-	1,608
Exercise of stock options, net, including income tax benefit of $335	-	-	1,760	-	-	-	1,760
Issuance of common stock in acquisitions, net of capitalized issuance costs of $260	-	44	164,991	-	-	-	165,035
Equity awards assumed in acquisition	-	-	1,182	-	-	-	1,182
Issuance of common stock	-	1	139	-	-	-	140
Purchase and retirement of common stock	-	(1)	(5,200)	-	-	-	(5,201)
Redemption of preferred stock	(12,200)	-	-	-	-	-	(12,200)
Preferred stock dividends	-	-	-	(633)	-	-	(633)
Balance, December 31, 2016	$-	$86	$209,700	$68,888	$(2,727)	$418	$276,365

See Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31,

(In thousands)	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$18,694	$11,555	$10,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,132	3,322	3,848
Provision for loan losses	1,800	1,800	2,700
Provision for deferred taxes	2,966	1,589	68
Increase in cash surrender value of life insurance	(1,284)	(996)	(933)
Stock compensation expense	1,608	1,202	959
Gain on sale or write-down of assets, net	(54)	(1,726)	(539)
Gain on sale of loans held for sale, net	(5,248)	(3,046)	(1,926)
Proceeds from sale of loans held for sale	255,704	178,295	87,912
Origination of loans held for sale	(252,771)	(172,657)	(91,772)
Income from branch sale, net	-	(122)	-
Net change in:
Accrued interest receivable and other assets	301	(1,995)	528
Accrued interest payable and other liabilities	(2,042)	(2,170)	144
Net cash provided by operating activities	24,806	15,051	11,040

Cash Flows From Investing Activities:
Net (increase) decrease in certificates of deposit in other banks	1,432	6,969	(8,425)
Purchases of securities AFS	(82,448)	(41,419)	(60,046)
Proceeds from sales of securities AFS	31,442	13,929	4,821
Proceeds from calls and maturities of securities AFS	35,641	22,175	16,988
Net (increase) decrease in loans	2,805	(6,179)	(39,699)
Purchases of other investments	(3,447)	(70)	(83)
Net increases in premises and equipment	(4,051)	(1,181)	(5,765)
Proceeds from sales of premises and equipment	3	376	10
Proceeds from sales of other real estate and other assets	1,999	3,632	3,990
Purchase of BOLI	(20,000)	-	(2,750)
Proceeds from redemption of BOLI	21,549	-	-
Net cash used in branch sale	-	(19,865)	-
Net cash received in business combinations	66,517	-	-
Net cash provided (used) by investing activities	51,442	(21,633)	(90,959)

Cash Flows From Financing Activities:
Net increase in deposits	91,236	30,508	25,199
Net decrease in short-term borrowings	(49,087)	-	(7,116)
Repayments of notes payable – other	(56,519)	(5,763)	(11,247)
Proceeds from issuance of subordinated notes, net	-	11,820	-
Capitalized issuance costs, net	(260)	-	-
Purchase and retirement of common stock	(5,201)	(4,381)	(5,770)
Proceeds from issuance of common stock, net	1,900	1,721	887
Redemption of preferred stock	(12,200)	(12,200)	-
Noncontrolling interest in joint venture	-	-	(60)
Cash dividends paid on preferred stock	(633)	(212)	(244)
Net cash provided (used) by financing activities	(30,764)	21,493	1,649
Net increase (decrease) in cash and cash equivalents	45,484	14,911	(78,270)
Cash and cash equivalents:
Beginning	83,619	68,708	146,978
Ending	$129,103	$83,619	$68,708

(continued)

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows - continued

Years Ended December 31,

	2016	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,508	$7,290	$7,324
Cash paid for taxes	7,150	2,890	3,535
Transfer of loans and bank premises to other real estate owned	237	986	3,127
Capitalized mortgage servicing rights	1,023	201	-
Acquisitions:
Fair value of assets acquired	1,039,000	-	-
Fair value of liabilities assumed	939,000	-	-
Net assets acquired	100,000	-	-
Common stock issued in acquisitions	165,295	-	-

See Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.	Nature of Business and Significant Accounting Policies

Nature of Banking Activities and Subsidiaries: Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) was incorporated on April 5, 2000. Effective June 6, 2002, Nicolet Bankshares, Inc. received approval to become a one-bank holding company owning 100% of the common stock of Nicolet National Bank (the “Bank”). The Bank opened for business on November 1, 2000.

During 2004, the Company entered into a joint venture, Nicolet Joint Ventures, LLC (the “JV”), with a real estate development and investment firm (the “Firm”) in connection with the selection and development of a site for a new headquarters facility. The Firm is considered a related party, as one of its principals is a Board member and shareholder of the Company. The JV involves a 50% ownership by the Company. See Note 17 for additional disclosures.

During 2008, the Company purchased 100% of Brookfield Investment Partners, LLC (“Brookfield Investments”), an investment advisory firm that provides investment strategy and transactional services to financial institutions. Goodwill of $0.8 million was recorded in conjunction with this purchase.

 In 2013, the Company consummated its acquisition of Mid-Wisconsin Financial Services, Inc. (“Mid-Wisconsin”), whereby Mid-Wisconsin was merged with and into the Company, and Mid-Wisconsin Bank, Mid-Wisconsin’s wholly owned commercial bank subsidiary serving central Wisconsin, was merged with and into the Bank.

In 2013, the Company acquired selected assets and assumed selected liabilities of Bank of Wausau through a Federal Deposit Insurance Corporation (“FDIC”) assisted transaction. There was no loss sharing agreement as part of this acquisition. Collectively, the Mid-Wisconsin and Bank of Wausau transactions are referred to as “the 2013 acquisitions.”

During late 2016, the Company capitalized Nicolet Advisory Services, LLC (“Nicolet Advisory”), a wholly owned registered investment advisor subsidiary to provide brokerage and investment advisory services to customers.

In 2016, the Company consummated its acquisition of Baylake Corp. (“Baylake”), whereby Baylake was merged with and into the Company, and Baylake Bank, Baylake’s wholly owned commercial bank subsidiary serving northeast Wisconsin, was merged with and into the Bank. Goodwill of $65.5 million was recorded in conjunction with this purchase.

In 2016, the Company in a private transaction hired a select group of financial advisors and purchased their respective books of business and their operating platform. Goodwill of $0.4 million was recorded in conjunction with this purchase. Collectively, the Baylake and financial advisory transactions are referred to as “the 2016 acquisitions.” See Note 2 for additional disclosures.

Through its acquisition of Baylake, the Bank owns a 49.8% indirect interest in United Financial Services, LLC (“UFS, LLC”), a data processing service and e-banking entity, through its 99.2% ownership of United Financial Services, Inc. (“UFS, Inc.”). Collectively, UFS, Inc. and UFS, LLC are referred to as “UFS”. The investment in UFS is carried in other assets under the equity method of accounting, and the Bank’s pro rata share of UFS income is included in noninterest income. Income in equity of UFS recognized by the Bank was $1.0 million for the year ended December 31, 2016. Amounts paid to UFS for data processing services by the Bank were $1.6 million and $0.9 million in 2016 and 2015, respectively. Loans to UFS were $0.2 million at December 31, 2016 compared to none at the end of 2015. The carrying value of the Bank’s investment in UFS was $8.3million at December 31, 2016.

Principles of Consolidation: The consolidated financial statements of the Company include the accounts of the Bank, Brookfield Investments, Nicolet Advisory and the JV. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations of companies purchased, if any, are included from the date of acquisition.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.	Nature of Business and Significant Accounting Policies (CONTINUED)

Operating Segment: The consolidated income of the Company is derived principally from the Bank, which conducts lending (primarily commercial-based loans, as well as residential and consumer loans) and deposit gathering (including other banking- and deposit-related products and services, such as ATMs, safe deposit boxes, check-cashing, wires, and debit cards) to businesses, consumers and governmental units principally in its trade area of northeastern and central Wisconsin, and Menominee, Michigan, trust services, brokerage services (delivered through the Bank and Nicolet Advisory), and the support to deliver, fund and manage all such banking and wealth management services to its customer base. The contribution of the JV, Brookfield Investments and Nicolet Advisory were not significant to the consolidated balance sheet or net income for 2016. While the chief decision makers monitor the revenue streams of the various products and services, and evaluate costs, balance sheet positions and quality, all such products, services and activities are directly or indirectly related to the business of community banking, with no regular, formal or material segment delineations. Operations are managed and financial performance is evaluated on a company-wide basis, and accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment.

Use of Estimates: Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, determination of the allowance for loan losses, valuation of loans in acquisition transactions, useful lives for depreciation and amortization, fair value of financial instruments, other-than-temporary impairment of investments, valuation of deferred tax assets, uncertain income tax positions and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses, determination and assessment of deferred tax assets and liabilities, and the valuation of loans acquired in the 2013 and 2016 acquisitions; therefore, these are critical accounting policies. Management does not anticipate any material changes to estimates in the near term. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, and changes in applicable banking or tax regulations.

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

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, federal funds sold, and interest-earning deposits in other banks with original maturities of less than 90 days, if any. The Bank maintains amounts in due from banks which, at times, may exceed federally insured limits. Management monitors these correspondent relationships. The Bank has not experienced any losses in such accounts. The Bank may have restrictions on cash and due from banks as it is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. There was no reserve balance required with the Federal Reserve Bank at December 31, 2016 or 2015.

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

Securities Available For Sale (“AFS”) (Continued)

Realized gains or losses on securities sales (using the specific identification method) and declines in value judged to be other-than-temporary are included in the consolidated statements of income under gain on sale and write-down of assets, net. Premiums and discounts are amortized or accreted into interest income over the life of the related securities using the effective interest method.

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

Other Investments: As a member of the Federal Reserve Bank System, Federal Agricultural Mortgage Corporation, and the FHLB System, the Bank is required to maintain an investment in the capital stock of these entities. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable AFS securities. As no ready market exists for these stocks, and they have no quoted market value, these investments are carried at cost. Also included are Company investments in other private companies that do not have quoted market prices, carried at cost less other-than-temporary impairment charges, if any. Management’s evaluation of these other investments for impairment includes consideration of the financial condition and other available relevant information of the issuer.

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value as determined on an aggregate basis and generally consist of current production of certain fixed-rate residential first mortgages. The amount by which cost exceeds market value is recorded as a valuation allowance and charged to earnings. Changes, if any, in the valuation allowance are also included in earnings in the period in which the change occurs. As of December 31, 2016 and 2015, no valuation allowance was necessary. Loans held for sale may be sold servicing retained or servicing released, and are generally sold without recourse. The carrying value of mortgage loans sold with servicing retained is reduced by the amount allocated to the servicing right at the time of sale. Gains and losses on sales of mortgage loans held for sale are included in earnings in mortgage income, net.

Mortgage Servicing Rights (“MSRs”):  If the Company sells originated residential mortgages into the secondary market and retains the right to service the loans sold, then a mortgage servicing right asset (liability) is capitalized upon sale with the offsetting effect recorded as a gain (loss) on sale of loans in earnings (included in mortgage income, net), representing the then-current estimated fair value of future net cash flows expected to be realized for performing the servicing activities.  MSRs when purchased (as in the case of the 2016 Baylake merger) are initially recorded at their then-estimated fair value.  As the Company has not elected to measure any class of servicing assets under the fair value measurement method, the Company utilizes the amortization method.  MSRs are amortized in proportion to and over the period of estimated net servicing income, with the amortization charged to earnings (included in mortgage income, net). MSRs are carried at the lower of initial capitalized amount, net of accumulated amortization, or fair value, and are included in other assets in the consolidated balance sheets.  The Company periodically evaluates its MSRs for impairment. At each reporting date impairment is assessed based on estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). The value of MSRs is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase.  A valuation allowance is established through a charge to earnings (included in mortgage income, net) to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification.  If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings, though not beyond the net amortized cost carried.  An other-than-temporary impairment (i.e. recoverability is considered remote when considering interest rates and loan payoff activity) is recognized as a write-down of the MSRs and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings.  A direct write-down permanently reduces the carrying value of the MSRs and valuation allowance, precluding subsequent recoveries.  Loan servicing fee income for servicing loans is typically based on a contractual percentage of the outstanding principal. Loan servicing fee income (as well as less material late fees and ancillary fees related to loan servicing) are recorded as income when earned (included in mortgage income, net).

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

The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at December 31, 2016. The allowance analysis is reviewed by the Board on a quarterly basis in compliance with regulatory requirements.

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

Loans and ALLL – Acquired Loans: The loans purchased in the 2013 and 2016 acquisitions were acquired loans. Acquired loans are recorded at their estimated fair value at the acquisition date, and are initially classified as either purchase credit impaired (“PCI”) loans (i.e. loans that reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments) or purchased non-impaired loans (i.e. “performing acquired loans”).

PCI loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in FASB ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted. These credit discounts (“nonaccretable marks”) are included in the determination of the initial fair value for acquired loans; therefore, an allowance for loan losses is not recorded at the acquisition date. Differences between the estimated fair values and expected cash flows of acquired loans at the acquisition date that are not credit-based (“accretable marks”) are subsequently accreted to interest income over the estimated life of the loans using a method that approximates a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date for PCI loans, increases in cash flows over those expected at the acquisition date result in a move of the discount from nonaccretable to accretable. Decreases in expected cash flows after the acquisition date are recognized through the provision for loan losses. All fair value discounts initially recorded in 2013 and 2016 on PCI loans were deemed to be credit related.

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

For PCI loans after acquisition, cash flows expected to be collected are recast for each loan periodically as determined appropriate by management. If the present value of expected cash flows for a loan is less than its carrying value, impairment is reflected by an increase in the ALLL and a charge to the provision for loan losses. If the present value of the expected cash flows for a loan is greater than its carrying value, any previously established ALLL is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan. Loans which were considered troubled debt restructurings by Mid-Wisconsin and Baylake prior to the acquisitions are not required to be classified as troubled debt restructurings in the Company’s consolidated financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

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

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment acquired in the 2013 and 2016 acquisitions were recorded at estimated fair value on the respective dates of acquisition. Depreciation is computed on straight-line and accelerated methods over the estimated useful lives of the related assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Maintenance and repairs are expensed as incurred.

Estimated useful lives of new premises and equipment generally range as follows:

Building and improvements	25 – 39 years
Leasehold improvements	5 – 15 years
Furniture and equipment	3 – 10 years

Other Real Estate Owned (“OREO”): OREO acquired through partial or total satisfaction of loans or bank facilities no longer in use are carried at fair value less estimated costs to sell. Any write-down in the carrying value of loans or vacated bank premises at the time of transfer to OREO is charged to the ALLL or to write-down of assets, respectively. OREO properties acquired in conjunction with the 2013 and 2016 acquisitions were recorded at fair value on the date of acquisition. Any subsequent write-downs to reflect current fair market value, as well as gains or losses on disposition and revenues and expenses incurred to hold and maintain such properties, are treated as period costs.

Goodwill and Other Intangibles: Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Other intangibles include core deposit intangibles and customer list intangibles. Core deposit base premiums represent the value of acquired customer core deposit bases. The core deposit intangibles have an estimated finite life, are amortized on an accelerated basis over a 10-year period, and are subject to periodic impairment evaluation. Customer relationships were acquired in the financial advisor business acquisition in 2016. The customer list intangibles have finite lives and are amortized on a straight-line basis to expense over their initial weighted average life of approximately 12 years as of acquisition.

Management periodically reviews the carrying value of its long-lived and intangible assets to determine if any impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life, in which case an impairment charge would be recorded as an expense in the period of impairment. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s annual assessments indicated no impairment charge on goodwill or other intangibles was required for 2016 or 2015.

Bank-owned Life Insurance (“BOLI”): The Company owns BOLI on certain executives and employees. BOLI balances are recorded at their cash surrender values. Changes in the cash surrender values are included in noninterest income.

Short-term Borrowings: Short-term borrowings consist primarily of overnight Federal funds purchased and securities sold under agreements to repurchase (“repos”), or other short-term borrowing arrangements. Repos are with commercial deposit customers, and are treated as financing activities carried at the amounts that will be subsequently repurchased as specified in the respective agreements. Repos generally mature within one to four days from the transaction date. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no outstanding agreements at December 31, 2016 and 2015. The weighted average rate for repo agreements transacted during 2016 was 0.08% for the year based on average balances of $6.1 million. There were no repo agreements transacted during 2015.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1.	Nature of Business and Significant Accounting Policies (CONTINUED)

Stock-based Compensation Plans: Share-based payments to employees, including grants of restricted stock or stock options, are valued at fair value of the award on the date of grant and expensed on a straight-line basis as compensation expense over the applicable vesting period. A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Company’s stock at the date of grant is used to estimate the value of restricted stock awards. The weighted average assumptions used in the model for valuing option grants in 2016 and 2015 were as follows:

	2016	2015
Dividend yield	0%	0%
Expected volatility	25%	25%
Risk-free interest rate	1.52%	1.68%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$11.04	$8.11

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

The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. At December 31, 2016, the Company determined it had no significant uncertain tax positions. Interest and penalties related to unrecognized tax benefits are classified as income tax expense.

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

Earnings per common share and related information are summarized as follows:

	Years ended December 31,
(in thousands, except per share data)	2016	2015	2014
Net income, net of noncontrolling interest	$18,462	$11,428	$9,949
Less preferred stock dividends	633	212	244
Net income available to common shareholders	$17,829	$11,216	$9,705

Weighted average common shares outstanding	7,158	4,004	4,165
Effect of dilutive stock instruments	356	358	146
Diluted weighted average common shares outstanding	7,514	4,362	4,311

Basic earnings per common share	$2.49	$2.80	$2.33
Diluted earnings per common share	$2.37	$2.57	$2.25

There were no options to purchase shares that were excluded from the calculation of diluted earnings per share at December 31, 2016. Options to purchase approximately 0.2 million shares were outstanding at the year ending December 31, 2015 but are excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

Treasury Stock: Treasury stock is accounted for at cost on a first-in-first-out basis. It is the Company’s general practice to cancel treasury stock shares in the same year as purchased, and thus, not carry a treasury stock balance.

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

Reclassifications: Certain amounts in the 2015 and 2014 consolidated financial statements have been reclassified to conform to the 2016 presentation.

Recent Accounting Developments Adopted: The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements or results of operations.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 2.	ACQUISITIONS

On April 29, 2016, the Company consummated its merger with Baylake, pursuant to the Agreement and Plan of Merger by and between the Company and Baylake dated September 8, 2015, (the “Merger Agreement”), whereby Baylake was merged with and into the Company, and Baylake Bank, Baylake’s wholly owned commercial bank subsidiary serving northeastern Wisconsin, was merged with and into the Bank. The system integration was completed, and 21 branches of Baylake opened, on May 2, 2016, as branches of the Bank, expanding its presence into Door, Kewaunee, and Manitowoc Counties, Wisconsin. Concurrently, Nicolet closed one of its Brown County locations at the time of the merger, and closed an additional six branches in the fourth quarter of 2016, bringing the Bank’s footprint to 36 branches as of December 31, 2016.

The purpose of the merger was for strategic reasons beneficial to the Company. The acquisition is consistent with its plan to drive growth and efficiency through increased scale, leverage the strengths of each bank across the combined customer base, enhance profitability, and add liquidity and shareholder value.

Pursuant to the terms of the Merger Agreement, Baylake shareholders received 0.4517 shares of the Company’s common stock for each outstanding share of Baylake common stock (except for Baylake shares owned by the Company at the time of the merger), and cash in lieu of any fractional share. Pre-existing Baylake equity awards (restricted stock units and stock options) immediately vested upon consummation of the merger. The Company issued 0.4517 shares of its common stock for each vesting Baylake restricted stock unit, and Nicolet assumed, after appropriate adjustment by the 0.4517 exchange ratio, all pre-existing Baylake stock options. As a result, the Company issued 4,344,243 shares of the Company’s common stock, for common stock consideration of $163.3 million (based on $37.58 per share, the volume weighted average closing price of the Company’s common stock over the preceding 20 trading day period, and recorded an additional $1.2 million consideration for the assumed stock options. Approximately $0.3 million in direct stock issuance costs for the merger were incurred and charged against additional paid in capital, bringing the total purchase price to $164.2 million.

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

The following unaudited pro forma information presents the results of operations for the year ended December 31, 2016 and 2015, as if the acquisition had occurred January 1 of each period. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Year Ended
	December 31,
	2016	2015
(in thousands, except per share data)
Total revenues, net of interest expense	$110,788	$105,288
Net income	23,263	21,267
Diluted earnings per share	2.55	2.38

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

NOTE 3.  SECURITIES AVAILABLE FOR SALE

Amortized costs and fair values of securities AFS are summarized as follows:

	December 31, 2016
	Amortized	Gross	Gross	Fair
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Value
U.S. government sponsored enterprises	$1,981	$-	$18	$1,963
State, county and municipals	191,721	160	4,638	187,243
Mortgage-backed securities	161,309	242	2,422	159,129
Corporate debt securities	12,117	52	-	12,169
Equity securities	2,631	2,152	-	4,783
	$369,759	$2,606	$7,078	$365,287

	December 31, 2015
	Amortized	Gross	Gross	Fair
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Value
U.S. government sponsored enterprises	$287	$7	$-	$294
State, county and municipals	104,768	497	244	105,021
Mortgage-backed securities	61,600	418	554	61,464
Corporate debt securities	1,140	-	-	1,140
Equity securities	3,196	1,504	23	4,677
	$170,991	$2,426	$821	$172,596

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3.	SECURITIES AVAILABLE FOR SALE (CONTINUED)

The current fair value and associated unrealized losses on investments in debt and equity securities with unrealized losses at December 31, 2016 and 2015 are summarized in the following table, with the length of time the individual securities have been in a continuous loss position.

	December 31, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprises	$1,963	$18	$-	$-	$1,963	$18
State, county and municipals	167,457	4,629	1,300	9	168,757	4,638
Mortgage-backed securities	134,770	2,311	3,653	111	138,423	2,422
	$304,190	$6,958	$4,953	$120	$309,143	$7,078

	December 31, 2015
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State, county and municipals	$34,283	$112	$12,702	$132	$46,985	$244
Mortgage-backed securities	22,228	167	13,750	387	35,978	554
Equity securities	408	23	-	-	408	23
	$56,919	$302	$26,452	$519	$83,371	$821

At December 31, 2016 there were $7.1 million of gross unrealized losses related to 581 securities, or 1.9% of total securities. As of December 31, 2016, the Company does not consider its AFS securities with unrealized losses to be other-than-temporarily impaired. The unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities to maturity. There was a $0.5 million other-than-temporary impairment (related to one private company stock carried in other investments in the consolidated balance sheets) charged to earnings during the fourth quarter of 2016 compared to none in 2015 and 2014.

The amortized cost and fair value of AFS securities by contractual maturity at December 31, 2016 are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or prepaid without any penalties; therefore, these securities are not included in the maturity categories in the following summary.

	December 31, 2016
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$9,833	$9,835
Due in one year through five years	81,288	80,847
Due after five years through ten years	106,416	102,401
Due after ten years	8,282	8,292
	205,819	201,375
Mortgage-backed securities	161,309	159,129
Equity securities	2,631	4,783
Securities AFS	$369,759	$365,287

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 3.	SECURITIES AVAILABLE FOR SALE (CONTINUED)

AFS securities with a carrying value of $30.3 million and $24.3 million as of December 31, 2016 and 2015, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Proceeds from sales of AFS securities available for sale during 2016, 2015 and 2014 were $31.4 million, $13.9 million and $4.8 million, respectively. Gross gains of $91,000 and gross losses of $13,000 were realized on sales in 2016, gross gains of $0.6 million were realized on sales in 2015, and gross gains of $0.3 million in 2014.

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan composition as of December 31 is summarized as follows:

	2016		2015
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$428,270	27.3%	$294,419	33.6%
Owner-occupied commercial real estate (“CRE”)	360,227	23.0	185,285	21.1
Agricultural (“AG”) production	34,767	2.2	15,018	1.7
AG real estate	45,234	2.9	43,272	4.9
CRE investment	195,879	12.5	78,711	9.0
Construction & land development	74,988	4.8	36,775	4.2
Residential construction	23,392	1.5	10,443	1.2
Residential first mortgage	300,304	19.1	154,658	17.6
Residential junior mortgage	91,331	5.8	51,967	5.9
Retail & other	14,515	0.9	6,513	0.8
Loans	1,568,907	100.0%	877,061	100.0%
Less ALLL	11,820		10,307
Loans, net	$1,557,087		$866,754
ALLL to loans	0.75%		1.18%

As a further breakdown, loans as of December 31 are summarized by originated and acquired as follows:

	2016				2015
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$330,073	36.6%	$98,197	14.7%	$284,023	38.4%	$10,396	7.6%
Owner-occupied CRE	182,776	20.3	177,451	26.6	153,563	20.7	31,722	23.2
AG production	9,192	1.0	25,575	3.8	6,849	0.9	8,169	6.0
AG real estate	18,858	2.1	26,376	4.0	25,464	3.4	17,808	13.0
CRE investment	72,930	8.1	122,949	18.4	58,949	8.0	19,762	14.4
Construction & land development	44,147	4.9	30,841	4.6	27,231	3.7	9,544	7.0
Residential construction	20,768	2.3	2,624	0.4	10,443	1.4	-	-
Residential first mortgage	164,949	18.3	135,355	20.3	122,373	16.5	32,285	23.5
Residential junior mortgage	48,199	5.3	43,132	6.5	44,889	6.1	7,078	5.2
Retail & other	10,095	1.1	4,420	0.7	6,351	0.9	162	0.1
Loans	901,987	100.0%	666,920	100.0%	740,135	100.0%	136,926	100.0%
Less ALLL	9,449		2,371		8,714		1,593
Loans, net	892,538		664,549		731,421		135,333
ALLL to loans	1.05%		0.36%		1.18%		1.16%

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

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

The following tables present the balance and summary of activity in the ALLL in total as of December 31:

(in thousands)
ALLL:	2016	2015	2014
Beginning balance	$10,307	$9,288	$9,232
Provision	1,800	1,800	2,700
Charge-offs	(584)	(883)	(2,743)
Recoveries	297	102	99
Net charge-offs	(287)	(781)	(2,644)
Ending balance	$11,820	$10,307	$9,288

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment based on the impairment method as of December 31, 2016:

	TOTAL – 2016
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$3,721	$1,933	$85	$380	$785	$1,446	$147	$1,240	$496	$74	$10,307
Provision	451	1,037	65	(95)	118	(672)	157	593	14	132	1,800
Charge-offs	(279)	(108)	-	-	-	-	-	(80)	(57)	(60)	(584)
Recoveries	26	5	-	-	221	-	-	31	8	6	297
Net charge-offs	(253)	(103)	-	-	221	-	-	(49)	(49)	(54)	(287)
Ending balance	$3,919	$2,867	$150	$285	$1,124	$774	$304	$1,784	$461	$152	$11,820
As percent of ALLL	33.2%	24.3%	1.3%	2.4%	9.5%	6.5%	2.6%	15.1%	3.9%	1.2%	100.0%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	3,919	2,867	150	285	1,124	774	304	1,784	461	152	11,820
Ending balance	$3,919	$2,867	$150	$285	$1,124	$774	$304	$1,784	$461	$152	$11,820

Loans:
Individually evaluated	$338	$2,588	$41	$240	$12,552	$694	$261	$2,204	$299	$-	$19,217
Collectively evaluated	427,932	357,639	34,726	44,994	183,327	74,294	23,131	298,100	91,032	14,515	1,549,690
Total loans	$428,270	$360,227	$34,767	$45,234	$195,879	$74,988	$23,392	$300,304	$91,331	$14,515	$1,568,907

Less ALLL	$3,919	$2,867	$150	$285	$1,124	$774	$304	$1,784	$461	$152	$11,820
Net loans	$424,351	$357,360	$34,617	$44,949	$194,755	$74,214	$23,088	$298,520	$90,870	$14,363	$1,557,087

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

As a further breakdown, the December 31, 2016 ALLL is summarized by originated and acquired as follows:

	Originated – 2016
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$3,135	$1,567	$71	$299	$646	$1,381	$147	$987	$418	$63	$8,714
Provision	268	695	51	(77)	26	(725)	119	360	1	123	841
Charge-offs	(262)	(3)	-	-	-	-	-	-	(53)	(59)	(377)
Recoveries	9	4	-	-	221	-	-	25	7	5	271
Net charge-offs	(253)	1	-	-	221	-	-	25	(46)	(54)	(106)
Ending balance	$3,150	$2,263	$122	$222	$893	$656	$266	$1,372	$373	$132	$9,449
As percent of ALLL	33.4%	23.9%	1.3%	2.3%	9.5%	6.9%	2.8%	14.5%	3.9%	1.5%	100.0%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	3,150	2,263	122	222	893	656	266	1,372	373	132	9,449
Ending balance	$3,150	$2,263	$122	$222	$893	$656	$266	$1,372	$373	$132	$9,449

Loans:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	330,073	182,776	9,192	18,858	72,930	44,147	20,768	164,949	48,199	10,095	901,987
Total loans	$330,073	$182,776	$9,192	$18,858	$72,930	$44,147	$20,768	$164,949	$48,199	$10,095	$901,987

Less ALLL	$3,150	$2,263	$122	$222	$893	$656	$266	$1,372	$373	$132	$9,449
Net loans	$326,923	$180,513	$9,070	$18,636	$72,037	$43,491	$20,502	$163,577	$47,826	$9,963	$892,538

	Acquired - 2016
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$586	$366	$14	$81	$139	$65	$-	$253	$78	$11	$1,593
Provision	183	342	14	(18)	92	53	38	233	13	9	959
Charge-offs	(17)	(105)	-	-	-	-	-	(80)	(4)	(1)	(207)
Recoveries	17	1	-	-	-	-	-	6	1	1	26
Net charge-offs	-	(104)	-	-	-	-	-	(74)	(3)	-	(181)
Ending balance	$769	$604	$28	$63	$231	$118	$38	$412	$88	$20	$2,371
As percent of ALLL	32.4%	25.5%	1.2%	2.7%	9.7%	5.0%	1.6%	17.4%	3.7%	0.8%	100.0%

Loans:
Individually evaluated	$338	$2,588	$41	$240	$12,552	$694	$261	$2,204	$299	$-	$19,217
Collectively evaluated	97,859	174,863	25,534	26,136	110,397	30,147	2,363	133,151	42,833	4,420	647,703
Total loans	$98,197	$177,451	$25,575	$26,376	$122,949	$30,841	$2,624	$135,355	$43,132	$4,420	$666,920

Less ALLL	$769	$604	$28	$63	$231	$118	$38	$412	$88	$20	$2,371
Net loans	$97,428	$176,847	$25,547	$26,313	$122,718	$30,723	$2,586	$134,943	$43,044	$4,400	$664,549

There was no ALLL allocated to individually evaluated loans at December 31, 2016, therefore the table reflecting the ALLL between individually evaluated loans and collectively evaluated loans was omitted.

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

The following table presents nonaccrual loans by portfolio segment as of December 31, 2016 and 2015. Acquired impaired loans that are performing to their contractual terms are not included in the below table and are accruing interest based on their performance and management’s determination.

	Total Nonaccrual Loans
(in thousands)	2016	% to Total	2015	% to Total
Commercial & industrial	$358	1.8%	$204	5.8%
Owner-occupied CRE	2,894	14.3	951	26.9
AG production	9	0.1	13	0.4
AG real estate	208	1.0	230	6.5
CRE investment	12,317	60.6	1,040	29.4
Construction & land development	1,193	5.9	280	7.9
Residential construction	260	1.3	-	-
Residential first mortgage	2,990	14.7	674	19.1
Residential junior mortgage	56	0.3	141	4.0
Retail & other	-	-	-	-
Nonaccrual loans	$20,285	100.0%	$3,533	100.0%

As a further breakdown, nonaccrual loans as of December 31, 2016 and 2015 are summarized by originated and acquired as follows:

	2016
(in thousands)	Originated	% to Total	Acquired	% to Total
Commercial & industrial	$4	1.6%	$354	1.8%
Owner-occupied CRE	42	16.3	2,852	14.2
AG production	7	2.7	2	0.1
AG real estate	-	-	208	1.0
CRE investment	-	-	12,317	61.4
Construction & land development	-	-	1,193	6.0
Residential construction	-	-	260	1.3
Residential first mortgage	204	79.4	2,786	13.9
Residential junior mortgage	-	-	56	0.3
Retail & other	-	-	-	-
Nonaccrual loans	$257	100.0%	$20,028	100.0%

	2015
(in thousands)	Originated	% to Total	Acquired	% to Total
Commercial & industrial	$49	8.4%	$155	5.3%
Owner-occupied CRE	-	-	951	32.1
AG production	13	2.2	-	-
AG real estate	-	-	230	7.8
CRE investment	387	66.7	653	22.1
Construction & land development	-	-	280	9.5
Residential construction	-	-	-	-
Residential first mortgage	132	22.7	542	18.4
Residential junior mortgage	-	-	141	4.8
Retail & other	-	-	-	-
Nonaccrual loans	$581	100.0%	$2,952	100.0%

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present past due loans by portfolio segment as of December 31, 2016:

	Total Past Due Loans - 2016
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$22	$358	$427,890	$428,270
Owner-occupied CRE	268	2,894	357,065	360,227
AG production	-	9	34,758	34,767
AG real estate	-	208	45,026	45,234
CRE investment	-	12,317	183,562	195,879
Construction & land development	-	1,193	73,795	74,988
Residential construction	-	260	23,132	23,392
Residential first mortgage	486	2,990	296,828	300,304
Residential junior mortgage	200	56	91,075	91,331
Retail & other	15	-	14,500	14,515
Total loans	$991	$20,285	$1,547,631	$1,568,907
As a percent of total loans	0.1%	1.3%	98.6%	100.0%

As a further breakdown, past due loans as of December 31, 2016 are summarized by originated and acquired as follows:

	Originated – 2016
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non-accrual	Current	Total
Commercial & industrial	$-	$4	$330,069	$330,073
Owner-occupied CRE	-	42	182,734	182,776
AG production	-	7	9,185	9,192
AG real estate	-	-	18,858	18,858
CRE investment	-	-	72,930	72,930
Construction & land development	-	-	44,147	44,147
Residential construction	-	-	20,768	20,768
Residential first mortgage	81	204	164,664	164,949
Residential junior mortgage	13	-	48,186	48,199
Retail & other	3	-	10,092	10,095
Total loans	$97	$257	$901,633	$901,987
As a percent of total loans	0.1%	0.1%	99.8%	100.0%

	Acquired – 2016
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$22	$354	$97,821	$98,197
Owner-occupied CRE	268	2,852	174,331	177,451
AG production	-	2	25,573	25,575
AG real estate	-	208	26,168	26,376
CRE investment	-	12,317	110,632	122,949
Construction & land development	-	1,193	29,648	30,841
Residential construction	-	260	2,364	2,624
Residential first mortgage	405	2,786	132,164	135,355
Residential junior mortgage	187	56	42,889	43,132
Retail & other	12	-	4,408	4,420
Total loans	$894	$20,028	$645,998	$666,920
As a percent of total loans	0.1%	3.0%	96.9%	100.0%
72

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents past due loans by portfolio segment as of December 31, 2015:

	Total Past Due Loans - 2015
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$50	$204	$294,165	$294,419
Owner-occupied CRE	-	951	184,334	185,285
AG production	16	13	14,989	15,018
AG real estate	-	230	43,042	43,272
CRE investment	-	1,040	77,671	78,711
Construction & land development	-	280	36,495	36,775
Residential construction	-	-	10,443	10,443
Residential first mortgage	150	674	153,834	154,658
Residential junior mortgage	10	141	51,816	51,967
Retail & other	12	-	6,501	6,513
Total loans	$238	$3,533	$873,290	$877,061
As a percent of total loans	0.1%	0.4%	99.5%	100.0%

As a further breakdown, past due loans as of December 31, 2015 are summarized by originated and acquired as follows:

	Originated – 2015
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$50	$49	$283,924	$284,023
Owner-occupied CRE	-	-	153,563	153,563
AG production	-	13	6,836	6,849
AG real estate	-	-	25,464	25,464
CRE investment	-	387	58,562	58,949
Construction & land development	-	-	27,231	27,231
Residential construction	-	-	10,443	10,443
Residential first mortgage	-	132	122,241	122,373
Residential junior mortgage	10	-	44,879	44,889
Retail & other	12	-	6,339	6,351
Total loans	$72	$581	$739,482	$740,135
As a percent of total loans	0.1%	0.1%	99.8%	100.0%

	Acquired – 2015
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$-	$155	$10,241	$10,396
Owner-occupied CRE	-	951	30,771	31,722
AG production	16	-	8,153	8,169
AG real estate	-	230	17,578	17,808
CRE investment	-	653	19,109	19,762
Construction & land development	-	280	9,264	9,544
Residential construction	-	-	-	-
Residential first mortgage	150	542	31,593	32,285
Residential junior mortgage	-	141	6,937	7,078
Retail & other	-	-	162	162
Total loans	$166	$2,952	$133,808	$136,926
As a percent of total loans	0.1%	2.2%	97.7%	100.0%

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

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

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present loans by loan grade as of December 31:

	2016
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$401,954	$16,633	$2,133	$7,550	$-	$-	$428,270
Owner-occupied CRE	340,846	14,758	193	4,430	-	-	360,227
AG production	31,026	3,191	70	480	-	-	34,767
AG real estate	41,747	2,727	-	760	-	-	45,234
CRE investment	173,652	8,137	-	14,090	-	-	195,879
Construction & land development	69,097	4,318	-	1,573	-	-	74,988
Residential construction	22,030	1,102	-	260	-	-	23,392
Residential first mortgage	295,109	1,348	192	3,655	-	-	300,304
Residential junior mortgage	91,123	-	114	94	-	-	91,331
Retail & other	14,515	-	-	-	-	-	14,515
Total loans	$1,481,099	$52,214	$2,702	$32,892	$-	$-	$1,568,907
Percent of total	94.4%	3.3%	0.2%	2.1%	-	-	100.0%

	2015
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$278,118	$9,267	$2,490	$4,544	$-	$-	$294,419
Owner-occupied CRE	176,371	5,072	253	3,589	-	-	185,285
AG production	13,238	1,765	-	15	-	-	15,018
AG real estate	39,958	2,600	-	714	-	-	43,272
CRE investment	74,778	2,020	-	1,913	-	-	78,711
Construction & land development	31,897	4,598	-	280	-	-	36,775
Residential construction	9,792	651	-	-	-	-	10,443
Residential first mortgage	151,835	860	457	1,506	-	-	154,658
Residential junior mortgage	51,736	68	-	163	-	-	51,967
Retail & other	6,513	-	-	-	-	-	6,513
Total loans	$834,236	$26,901	$3,200	$12,724	$-	$-	$877,061
Percent of total	95.0%	3.1%	0.4%	1.5%	-	-	100.0%

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents impaired loans as of December 31, 2016. For purposes of these impaired loan tables, all PCI loans and all originated nonaccrual loans over $250,000 are included below for December 31, 2016 and 2015. No loans had a related allowance at December 31, 2016, and therefore, the below disclosures were not expanded to include loans with and without a related allowance.

	Total Impaired Loans - 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$338	$720	$-	$348	$34
Owner-occupied CRE	2,588	4,661	-	2,700	271
AG production	41	163	-	48	6
AG real estate	240	332	-	245	26
CRE investment	12,552	19,695	-	12,982	1,051
Construction & land development	694	2,122	-	752	112
Residential construction	261	1,348	-	287	82
Residential first mortgage	2,204	3,706	-	2,312	190
Residential junior mortgage	299	639	-	209	17
Retail & Other	-	36	-	-	-
Total	$19,217	$33,422	$-	$19,883	$1,789

There were no originated impaired loans as of December 31, 2016. All loans in the table above were acquired loans.

The following table presents impaired loans as of December 31, 2015:

	Total Impaired Loans - 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$142	$142	$-	$144	$10
Owner-occupied CRE	950	1,688	-	1,111	135
AG production	39	53	-	38	4
AG real estate	252	348	-	260	27
CRE investment	1,301	3,109	-	1,432	175
Construction & land development	280	822	-	301	18
Residential construction	-	-	-	-	-
Residential first mortgage	460	1,150	-	515	79
Residential junior mortgage	142	471	-	147	26
Retail & Other	-	12	-	-	1
Total	$3,566	$7,795	$-	$3,948	$475

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

As a further breakdown, impaired loans as of December 31, 2015 are summarized by originated and acquired as follows:

Originated - 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance*	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$-	$-	$-	$-	$-
Owner-occupied CRE	-	-	-	-	-
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	387	387	-	387	29
Construction & land development	-	-	-	-	-
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$387	$387	$-	$387	$29

	Acquired – 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$142	$142	$-	$144	$10
Owner-occupied CRE	950	1,688	-	1,111	135
AG production	39	53	-	38	4
AG real estate	252	348	-	260	27
CRE investment	914	2,722	-	1,045	146
Construction & land development	280	822	-	301	18
Residential construction	-	-	-	-	-
Residential first mortgage	460	1,150	-	515	79
Residential junior mortgage	142	471	-	147	26
Retail & other	-	12	-	-	1
Total	$3,179	$7,408	$-	$3,561	$446

Interest income of $2.0 million, $0.4 million and $0.7 million would have been earned on the year-end nonaccrual loans had they been performing in accordance with their original terms during the years ended December 31, 2016, 2015 and 2014, respectively. Interest of approximately $1.8 million, $0.4 million, and $0.7 million was earned on year-end nonaccrual loans and included in income for each of the years ended December 31, 2016, 2015 and 2014, respectively.

In April 2016, the Baylake merger added PCI loans at a fair value of $20.8 million, net of an initial $13.9 million non-accretable mark. Combining the 2013 and 2016 acquisitions, total PCI loans acquired in aggregate were initially recorded at a fair value of $37.5 million on their respective acquisition dates, net of an initial $26.1 million non-accretable mark and a zero accretable mark. At December 31, 2016, $18.8 million of the $37.5 million remain in impaired loans and $0.4 million of acquired loans have subsequently become impaired, bringing acquired impaired loans to $19.2 million, net of a $14.3 million non-accretable mark and a zero accretable mark.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Non-accretable discount on PCI loans:	Years Ended December 31,
(in thousands)	2016	2015
Balance at beginning of period	$4,229	$6,596
Acquired balance, net	13,923	-
Reclassifications from (to) non-accretable	-	-
Accretion to loan interest income	(3,458)	(1,737)
Disposals of loans	(367)	(630)
Balance at end of period	$14,327	$4,229

Troubled Debt Restructurings

At December 31, 2016, there were five loans classified as troubled debt restructurings and nine loans at December 31, 2015. These five loans had a pre-modification balance of $1.3 million and at December 31, 2016, had a balance of $0.8 million. There were no loans which were classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during 2016. As of December 31, 2016 there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings. Loans which were considered troubled debt restructurings prior to the acquisitions are not required to be classified as troubled debt restructurings in the Company’s consolidated financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

NOTE 5.	PREMISES AND EQUIPMENT

Premises and equipment, less accumulated depreciation and amortization, is summarized as follows as of December 31:

(in thousands)	2016	2015
Land	$5,466	$3,098
Land improvements	2,656	1,693
Building and improvements	39,598	27,515
Leasehold improvements	4,437	4,331
Furniture and equipment	13,753	10,443
	65,910	47,080
Less accumulated depreciation and amortization	20,048	17,467
Premises and equipment, net	$45,862	$29,613

Depreciation and amortization expense amounted to $3.2 million in 2016, $2.4 million in 2015, and $2.3 million in 2014. The Company and certain of its subsidiaries are obligated under non-cancelable operating leases for facilities, certain of which provide for increased rentals based upon increases in cost of living adjustments and other indices.

At December 31, 2016, the approximate minimum annual rentals under these non-cancelable agreements with remaining terms in excess of one year are as follows:

Years Ending December 31,	(in thousands)
2017	$685
2018	673
2019	656
2020	648
2021	437
Thereafter	682
Total	$3,781

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 5.	PREMISES AND EQUIPMENT (CONTINUED)

During the second quarter of 2016, a $1.7 million lease termination liability and charge to other expense was recorded due to the closure of a branch, concurrent with the consummation date of the Baylake merger. Payments are expected to continue to the lessor for the remainder of the lease term. Since the remaining lease payments have been recognized against earnings, the remaining lease payments were excluded from the above table.

Total rent expense under leases totaled $0.8 million in 2016, $0.8 million in 2015, and $0.9 million in 2014.

NOTE 6.	GOODWILL AND INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS

A summary of goodwill and other intangibles, as well as the MSR asset, which is included in other assets in the consolidated balance sheets, at December 31 is as follows:

(in thousands)	2016	2015
Goodwill	$66,743	$762
Core deposit intangibles	17,101	3,031
Customer list intangibles	4,094	-
Other intangibles	21,195	3,031
Goodwill and other intangibles	$87,938	$3,793
MSR asset	$1,922	$193

Management periodically reviews the carrying value of its long-lived and intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s annual assessments indicated no impairment charge on goodwill or other intangibles was required for 2016 or 2015.

Goodwill: Goodwill was $66.7 million at December 31, 2016 and $0.8 million at December 31, 2015. There were additions to the carrying amount of goodwill in 2016 of $0.4 million related to the financial advisor business acquisition and of approximately $65.5 million related to the Baylake acquisition. See Note 2 for additional information on the 2016 acquisitions.

Other intangible assets: Other intangible assets, consisting of core deposit intangibles (related to branch or bank acquisitions) and customer list intangibles (related to the customer relationships acquired in the 2016 financial advisor business acquisition), are amortized over their estimated finite lives. Due to the 2016 acquisitions, there was an addition to the core deposit intangibles and to customer list intangibles. See Note 2 for additional information on the 2016 acquisitions.

(in thousands)	December 31, 2016	December 31, 2015
Core deposit intangibles:
Gross carrying amount	$25,345	$8,086
Accumulated amortization	(8,244)	(5,055)
Net book value	$17,101	$3,031
Additions during the period	$17,259	$-
Amortization during the period	$3,189	$1,027

Customer list intangibles:
Gross carrying amount	$4,363	$-
Accumulated amortization	(269)	-
Net book value	$4,094	$-
Additions during the period	$4,363	$-
Amortization during the period	$269	$-

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 6.	GOODWILL AND INTANGIBLE ASSETS AND MORTGAGE SERVICING RIGHTS (CONTINUED)

Mortgage servicing rights: A summary of the MSR asset, which is included in other assets in the consolidated balance sheets, for the periods indicated is as follows:

	Years Ended December 31,
(in thousands)	2016	2015
Balance at beginning of period	$193	$-
Additions during the period*	1,908	201
Sale proceeds	(179)	(8)
Valuation allowance at end of period	-	-
Net book value at end of period	$1,922	$193
*Purchased MSR asset included in period	$885	$-
Fair value of MSR asset at end of period	$2,013	249
Residential mortgage loans serviced for others	$295,353	34,940
Net book value of MSR asset to loans serviced for others	0.65%	0.55%

The Company periodically evaluates its mortgage servicing rights asset for impairment. As of December 31, 2016, the Company’s assessment does not indicate an impairment on the MSR asset carrying value.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of the December 31, 2016. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset
Year ending December 31,
2017	3,805	385	316
2018	3,254	385	316
2019	2,762	385	316
2020	2,156	385	300
2021	1,763	385	176
Thereafter	3,361	2,169	498
Total	$17,101	$4,094	$1,922

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 7.	OTHER REAL ESTATE OWNED

A summary of OREO, which is included in other assets in the consolidated balance sheets, for the periods indicated is as follows:

	Years Ended December 31,
(in thousands)	2016	2015
Balance at beginning of period	$367	$1,966
Transfer of loans at net realizable value to OREO	237	986
Sale proceeds	(1,999)	(3,632)
Net gain from sale of OREO	666	1,471
Write-down of OREO	-	(424)
Acquired balance, net	2,788	-
Balance at end of period	$2,059	$367

NOTE 8.	dEPOSITS

Brokered deposits were $20.9 million and $26.7 million at December 31, 2016 and 2015, respectively. The weighted average rate of brokered deposits was 1.39% and 1.27% at December 31, 2016 and 2015, respectively.

At December 31, 2016, the scheduled maturities of time deposits were as follows:

Years Ending December 31,	(in thousands)
2017	$160,144
2018	76,738
2019	35,913
2020	22,530
2021	6,570
Thereafter	-
$301,895

The aggregate amount of time deposits, each with a minimum denomination of $250,000, was $33.0 million and $18.0 million at December 31, 2016 and 2015, respectively.

NOTE 9.	NOTES PAYABLE

The Company had the following notes payable as of December 31:

(in thousands)	2016	2015
Joint Venture note	$-	$9,412
FHLB advances	1,000	6,000
Notes Payable	$1,000	$15,412

At the completion of the construction of the Company’s headquarters building in 2005 and as part of a joint venture investment related to the building, the Company and the other joint venture partners guaranteed a joint venture note to finance certain costs of the building. The joint venture note was secured by the building, bore a fixed rate of 5.81% and required monthly principal and interest payments until its maturity on June 1, 2016. In April of 2016, this note was refinanced with the Bank and is therefore eliminated through the consolidation process.

The FHLB advances bear fixed rates, require interest-only monthly payments, and mature in February 2018. The weighted average rate of the FHLB advances was 1.17% and 0.83% at December 31, 2016 and 2015, respectively. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which had a pledged balance of $283.8 million and $154.3 million at December 31, 2016 and 2015, respectively.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 9.	NOTES PAYABLE (CONTINUED)

The following table shows the maturity schedule of the notes payable as of December 31, 2016.

Maturing in:	(in thousands)
2017	$-
2018	1,000
$1,000

The Company has a $10 million line of credit with a third party bank, bearing a variable rate of interest based on one-month LIBOR plus a margin, but subject to a floor rate, with quarterly payments of interest only. At December 31, 2016, the available line was $10 million, the rate was one-month LIBOR plus 2.25% with a 3.25% floor. The outstanding balance was zero at December 31, 2016 and 2015, and the line was not used during 2016 or 2015.

NOTE 10.	JUNIOR SUBORDINATED DEBENTURES

At December 31, 2016 and 2015, the Company’s carrying value of junior subordinated debentures was $24.7 million and $12.5 million, respectively. At December 31, 2016 and 2015, $23.7 million and $12.0 million, respectively, of trust preferred securities qualify as Tier 1 capital.

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

In April 2013, as part of the Mid-Wisconsin acquisition, the Company assumed $10.3 million of junior subordinated debentures issued in December 2005 by Mid-Wisconsin, related to $10.0 million of trust preferred securities issued by a statutory trust, whose common securities were wholly owned by Mid-Wisconsin. These trust preferred securities and debentures mature on December 15, 2035 and have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 2.39% and 1.94% as of December 31, 2016 and 2015, respectively. The debentures may be called at par plus any accrued but unpaid interest, in part or in full, on or after December 15, 2010 or within 120 days of certain events. At acquisition the debentures were recorded at an initial fair market value of $5.8 million, with the initial $4.5 million discount being accreted to interest expense over the remaining life of the debentures. The discount accreted during 2016, 2015 and 2014 was approximately $0.2 million each year, bringing the carrying value of the debentures to $6.5 million, $6.3 million and $6.1 million at December 31, 2016, 2015 and 2014, respectively. Interest on the debentures is current.

As part of the 2016 acquisition of Baylake, the Company assumed $16.6 million of junior subordinated debentures related to $16.1 million of issued trust preferred securities. The trust preferred securities and the debentures mature on September 30, 2036 and have a floating rate of three-month LIBOR plus 1.35% adjusted quarterly. Interest on these debentures is current. The interest rate was 2.35% as of December 31, 2016. The debentures may be redeemed on any interest payment date at par in part or in full, on or after June 30, 2011. At acquisition in April 2016 the debentures were recorded at fair value of $11.8 million, with the discount being accreted to interest expense over the remaining life of the debentures. At December 31, 2016, the carrying value of these junior debentures was $12.0 million.

The debentures represent the sole asset of the respective statutory trusts. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with the trust preferred securities is that the Company, through payment on its debentures, is liable for the distributions and other payments required on the trust preferred securities.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 11.	SUBORDINATED NOTES

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

The Company elected to early adopt ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The $180,000 debt issuance costs associated with the $12 million Notes are being amortized on a straight line basis over the first five years, representing the no-call periods, as additional interest expense. As of December 31, 2016 and 2015, $115,000 and $151,000, respectively, of unamortized debt issuance costs remain and are reflected as a deduction to the carrying value of the outstanding debt, respectively.

NOTE 12.	EMPLOYEE AND DIRECTOR BENEFIT PLANS

The Company sponsors two deferred compensation plans, one for certain key management employees and another for directors. Under the management plan, which was amended in 2016, employees designated by the Board of Directors may defer compensation and receive the deferred amounts plus earnings thereon upon termination of employment or at their election. The liability for the cumulative employee contributions and earnings thereon at December 31, 2016 and 2015 totaled approximately $272,000 and $359,000, respectively, and is included in other liabilities in the consolidated balance sheets. Under the director plan participating directors may defer up to 100% of their Board compensation towards the purchase of Company common stock at market prices on a quarterly basis that is held in a Rabbi Trust. During 2016 and 2015, the plan purchased 3,796 and 4,820 shares of Company common stock valued at approximately $138,000 and $143,000, respectively. There were no distributions in 2016. In 2015, common stock valued at approximately $49,000 (and representing 2,670 shares) was distributed. The common stock outstanding and the related director deferred compensation liability are offsetting components of the Company’s equity in the amount of $641,000 at year end 2016 and $502,000 at year end 2015 representing 28,510 shares and 24,561 shares, respectively.

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 100% of salary compensation on either a pre-tax or after-tax basis, subject to certain IRS limits. Under the plan, the Company matches 100% of participating employee contributions up to 6% of the participant’s gross compensation. The Company contribution vests over five years. The Company can make additional annual discretionary profit sharing contributions, as determined by the Board of Directors. During 2016, 2015 and 2014, the Company’s 401(k) expense was approximately $1.2 million, $0.9 million and $0.8 million, respectively. During 2016, the plan was amended and participants can no longer elect to buy Company common stock within their 401(k) portfolio. During 2015 participants purchased in the aggregate a net 963 shares of Company common stock valued at approximately $31,000.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13.	STOCK-BASED COMPENSATION

At December 31, 2016, the Company had three stock-based plans. These plans are administered by a committee of the Board of Directors and provide for the granting of various equity awards in accordance with the plan documents to certain officers, employees and directors of the Company.

The Company’s 2002 Stock Incentive Plan initially covered 125,000 shares of the Company’s common stock. The Company, with subsequent shareholder approval, revised this plan to allow for 450,000 additional shares in 2005 and 600,000 additional shares in 2008. A total of 1,175,000 shares have been reserved for potential stock options under the 2002 Plan.

The Company also adopted, with subsequent shareholder approval, the 2011 Long Term Incentive Plan covering up to 500,000 shares of the Company’s common stock. The Company, with subsequent shareholder approval, revised this plan to allow for 1,000,000 additional shares in 2016. A total of 1,500,000 shares have been reserved for potential stock-based awards. This plan provides for certain stock-based awards such as, but not limited to, stock options, stock appreciation rights and restricted common stock, as well as cash performance awards.

As part of the 2016 Baylake acquisition, the Company assumed sponsorship of the Baylake Corp. 2010 Equity Incentive Plan and also assumed 91,701 stock options issued under such plan. The Company amended the plan to rename it the Nicolet Bankshares, Inc. 2010 Equity Incentive Plan and to provide that no further awards may be granted under this plan.

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

As of December 31, 2016, approximately 1,100,000 shares were available for grant under these plans (collectively the “Stock Incentive Plans”).

Activity of the Stock Incentive Plans is summarized in the following tables:

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
Balance – December 31, 2013	793,157	$17.86	600,846	$18.25
Granted	221,000	23.80
Exercise of stock options	(39,548)	16.01
Forfeited	(6,750)	16.80
Balance – December 31, 2014	967,859	$19.30	630,121	$18.24
Granted	162,000	26.66
Exercise of stock options*	(381,505)	18.00
Forfeited	(2,350)	19.61
Balance – December 31, 2015	746,004	$21.56	325,979	$19.09
Granted	170,500	36.86
Options assumed in acquisition	91,701	21.03
Exercise of stock options*	(84,723)	20.98
Forfeited	(1,456)	21.71
Balance – December 31, 2016	922,026	$24.39	439,639	$19.97

*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements, and accordingly 10,244 shares and 167,779 shares were surrendered in 2016 and 2015, respectively, and no shares surrendered in 2014.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 13.	STOCK-BASED COMPENSATION (CONTINUED)

Options outstanding at December 31, 2016 are exercisable at option prices ranging from $16.00 – 38.10. There are 301,953 options outstanding in the range from $16.00 - $20.00, 252,989 options outstanding in the range from $20.01 - $25.00, 160,211 options outstanding in the range from $25.01 - $30.00, and 206,873 options outstanding in the range from $30.01 - $38.10. At December 31, 2016, the exercisable options have a weighted average remaining contractual life of approximately five years and a weighted average exercise price of $19.97.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The total intrinsic value of options exercised in 2016, 2015 and 2014 was approximately $1.3 million, $5.2 million, and $0.2 million, respectively. The total intrinsic value of exercisable shares at December 31, 2016 was approximately $12.2 million.

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance – December 31, 2013	62,363	$16.50
Granted	33,136	23.80
Vested*	(29,268)	19.26
Forfeited	-	-
Balance – December 31, 2014	66,231	$18.62
Granted	-	-
Vested*	(29,261)	19.26
Forfeited	(280)	16.50
Balance – December 31, 2015	36,690	$18.70
Granted	31,466	33.68
Vested*	(25,207)	23.58
Forfeited	-	-
Balance – December 31, 2016	42,949	$26.80

*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding at the minimum statutory withholding rate, and accordingly 7,851 shares, 7,715 shares and 5,821 shares were surrendered during 2016, 2015 and 2014, respectively.

The Company recognized $1.6 million, $1.2 million and $1.0 million of stock-based employee compensation expense during the years ended December 31, 2016, 2015 and 2014, respectively, associated with its stock equity awards. As of December 31, 2016, there was approximately $4.5 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately four years.

NOTE 14.	STOCKHOLDERS’ EQUITY

During 2014, a common stock repurchase program was authorized to use up to $12 million to repurchase up to 625,000 shares of Nicolet common stock as an alternative use of capital. On July 21, 2015, a modification to the current stock repurchase program was approved, adding $6 million more to repurchase up to 175,000 more shares of its common stock. On January 17, 2017, the stock repurchase program was modified again, adding $12 million more to repurchase up to 250,000 more shares of its common stock. This brings the total authorization to $30 million to repurchase up to 1,050,000 shares of outstanding common stock. Through December 31, 2016, $14.2 million was used to repurchase and cancel 518,609 shares at a weighted average price of $27.31 per share including commissions.

On April 29, 2016, in connection with its acquisition of Baylake, the Company issued 4,344,243 shares of its common stock for consideration of $163.3 million, and recorded $1.2 million consideration for assumed stock options. Approximately $0.3 million of common stock issuance expenses related to the transaction were incurred and charged against additional paid in capital. In connection with the financial advisor business acquisition that completed April 1, 2016, the Company issued $2.6 million in common stock consideration. On February 24, 2016, Nicolet’s common stock moved off the OTCBB and began trading on the Nasdaq Capital Market, also under the trading symbol of “NCBS.”

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15.	INCOME TAXES

The current and deferred amounts of income tax expense were as follows:

(in thousands)	2016	2015	2014
Current	$6,033	$5,486	$4,675
Deferred	3,338	603	(68)
Income tax expense	$9,371	$6,089	$4,607

The differences between the income tax expense recognized and the amount computed by applying the statutory federal income tax rate to the income before income taxes, less noncontrolling interest, for the years ended December 31, 2016, 2015 and 2014 are included in the following table.

(in thousands)	2016	2015	2014
Tax on pretax income, less noncontrolling interest, at statutory rates	$9,742	$5,956	$4,949
State income taxes, net of federal effect	1,339	980	594
Tax-exempt interest income	(769)	(430)	(317)
Non-deductible interest disallowance	18	15	18
Increase in cash surrender value life insurance	(452)	(338)	(289)
Non-deductible business entertainment	106	94	81
Non-deductible merger expenses	18	106	-
Stock-based employee compensation	(35)	20	62
Other, net	(596)	(314)	(491)
Income tax expense	$9,371	$6,089	$4,607

The net deferred tax asset includes the following amounts of deferred tax assets and liabilities at December 31:

(in thousands)	2016	2015
Deferred tax assets:
ALLL	$13,975	$6,360
Net operating loss carryforwards	3,058	2,603
Credit carryforwards	981	13
Other real estate	1,350	112
Compensation	3,727	804
Other	949	190
Unrealized loss on securities AFS	1,743	-
Total deferred tax asset	25,783	10,082
Deferred tax liabilities:
Premises and equipment	(681)	(830)
Prepaid expenses	(808)	(327)
Investment securities	(2,856)	(148)
Core deposit and other intangibles	(6,125)	(378)
Estimated section 382 limitation	(561)	(980)
Purchase accounting adjustments to liabilities	(3,192)	(1,561)
Other	(621)	-
Unrealized gain on securities AFS	-	(626)
Total deferred tax liability	(14,844)	(4,850)
Net deferred tax asset	$10,939	$5,232

A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2016 and 2015, no valuation allowance was determined to be necessary.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 15.	INCOME TAXES (CONTINUED)

At December 31, 2016, the Company had a federal and state net operating loss carryforward of $5.3 million and $23.4 million, respectively. Of these amounts, the entire $5.3 million of federal net operating loss carryover and $21.0 million of the state net operating loss carryover were the result of the Company’s mergers with Mid-Wisconsin and Baylake. Both the federal and state net operating loss carryovers resulting from the mergers have been included in the IRC section 382 limitation calculation and are being limited to the overall amount expected to be realized. The full $2.4 million state net operating loss carried over from the Company’s regular operations is expected to be utilized over the next 17 years and will not expire. The Company’s federal income tax returns are open and subject to examination from the 2013 tax return year and forward. The years open to examination by state and local government authorities varies by jurisdiction.

NOTE 16.	COMMITMENTS AND CONTINGENCIES

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

A summary of the contract or notional amount of the Company’s exposure to off-balance-sheet risk as of December 31 is as follows:

(in thousands)	2016	2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$554,980	$302,591
Financial letters of credit	12,444	2,610
Standby letters of credit	4,898	4,314

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

Financial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Financial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Both of these guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. For standby letters of credit, in the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount. If the commitment is funded, the Company would be entitled to seek recovery from the customer. At December 31, 2016 and 2015, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

The Company has federal funds accommodations with other financial institutions where funds may be borrowed on a short-term basis at the market rate in effect at the time of the borrowing. The total federal funds accommodations as of December 31, 2016 and 2015 were $75 million. At December 31, 2016 and 2015, the Company had no outstanding balance on these lines.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 17.	RELATED PARTY TRANSACTIONS

The Company conducts transactions, in the normal course of business, with its directors and officers, including companies in which they have a beneficial interest. It is the Company’s policy to comply with federal regulations that require that these transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable transactions to other persons. Related party loans totaled approximately $54.0 million and $25.4 million at December 31, 2016 and 2015, respectively.

During 2004, the Company entered into a joint venture (50% ownership by the Company) with the Firm in connection with the building of the Company’s new headquarters facility. The Firm is considered a related party, as one of its principals is a Board member and shareholder of the Company. During 2016, 2015 and 2014, the Bank incurred approximately $1.1 million, $1.2 million and $1.2 million, respectively, in rent expense to the joint venture. In August 2011, the Company opened a new branch location in a facility which is leased from an entity owned by the Firm on terms considered by management to be arms-length and incurred less than $120,000 annually of rent expense on this facility during 2016, 2015, and 2014. In October 2013, the Company entered into a lease for a new branch location in a facility owned by a different member of the Company’s Board on terms considered by management to be arms-length and incurred less than $120,000 annually of rent expense on this facility during 2016, 2015, and 2014. In February 2016, the Company entered into a lease agreement for a location owned by a relative of a management team member. The building is to be used by a subsidiary of the Company on terms considered to be arms-length and incurred less than $120,000 of lease expense for the partial year. This amount is expected to exceed $120,000 in future years based on a full year of lease expense. This same individual received approximately $420,000 for his services to the Company during 2016. In addition, a payment of approximately $400,000 was made to another relative of the management team member for his services to the Company.

NOTE 18.	GAIN ON SALE OR WRITE-DOWN OF ASSETS, NET

Components of the net gain on sale or write-down of assets are as follows for the years ended December 31:

(in thousands)	2016	2015	2014
Gain on sale of securities, net	$78	$625	$341
Gain on sale of OREO, net	666	1,471	842
Write-down of OREO	-	(424)	-
Write-down of other investment	(500)	-	-
Gain (loss) on sale or disposition of other assets, net	(190)	54	(644)
Gain on sale or write-down of assets, net	$54	$1,726	$539

NOTE 19.	REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS

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

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 19.	REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total, Tier 1 and common equity Tier 1 (“CET1”) capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2016 and 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2016 and 2015, the most recent notifications from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual regulatory capital amounts and ratios as of December 31, 2016 and 2015 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(dollars in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of December 31, 2016:
Company
Total risk-based capital	$249,723	13.9%	$144,195	8.0%
Tier 1 risk-based capital	226,018	12.5	108,146	6.0
Common equity Tier 1 capital	202,313	11.2	81,110	4.5
Leverage	226,018	10.3	87,566	4.0

Bank
Total risk-based capital	$217,682	12.1%	$144,322	8.0%	$180,403	10.0%
Tier 1 risk-based capital	205,862	11.4	108,242	6.0	144,322	8.0
Common equity Tier 1 capital	205,862	11.4	81,181	4.5	117,262	6.5
Leverage	205,862	9.4	87,329	4.0	109,161	5.0

As of December 31, 2015:
Company
Total risk-based capital	$140,691	14.8%	$75,972	8.0%
Tier 1 risk-based capital	118,535	12.5	56,979	6.0
Common equity Tier 1 capital	94,346	9.9	42,697	4.5
Leverage	118,535	10.0	47,627	4.0

Bank
Total risk-based capital	$122,206	13.1%	$74,903	8.0%	$93,629	10.0%
Tier 1 risk-based capital	111,899	12.0	56,178	6.0	74,903	8.0
Common equity Tier 1 capital	111,899	12.0	42,133	4.5	60,859	6.5
Leverage	111,899	9.5	47,036	4.0	58,794	5.0

(1)	The Total risk-based capital ratio is defined as Tier 1 capital plus tier 2 capital divided by total risk-weighted assets. The Tier 1 risk-based capital ratio is defined as Tier 1 capital divided by total risk-weighted assets. CET1 risk-based capital ratio is defined as Tier 1 capital, with deductions for goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities, and limitations on the inclusion of deferred tax assets, mortgage servicing assets and investments in other financial institutions, in each case as provided further in the rules, divided by total risk-weighted assets. The Leverage ratio is defined as Tier 1 capital divided by the most recent quarter’s average total assets as adjusted.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 19.	REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS (CONTINUED)

A source of income and funds for the Company are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal regulatory agencies. During the third quarter of 2016, the Bank requested approval from the regulatory agencies to pay a $15 million special dividend from Bank surplus and it was approved. At December 31, 2016, the Bank could pay dividends of approximately $1.1 million without seeking regulatory approval.

NOTE 20.	FAIR VALUE OF FINANCIAL INFORMATION

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
U.S. government sponsored enterprises	$1,963	$-	$1,963	$-
State, county and municipals	187,243	-	186,717	526
Mortgage-backed securities	159,129	-	159,076	53
Corporate debt securities	12,169	-	3,640	8,529
Equity securities	4,783	4,783	-	-
Securities AFS, December 31, 2016	$365,287	$4,783	$351,396	$9,108

U.S. government sponsored enterprises	$294	$-	$294	$-
State, county and municipals	105,021	-	104,495	526
Mortgage-backed securities	61,464	-	61,464	-
Corporate debt securities	1,140	-	-	1,140
Equity securities	4,677	4,677	-	-
Securities AFS, December 31, 2015	$172,596	$4,677	$166,253	$1,666

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 20.	FAIR VALUE OF FINANCIAL INFORMATION (CONTINUED)

The following table presents the changes in Level 3 assets measured at fair value on a recurring basis during the years ended December 31:

	Securities AFS
Level 3 Fair Value Measurements ($ in thousands):	2016	2015
(in thousands)
Balance at beginning of year	$1,666	$796
Purchases	2,250	920
Acquired balance	5,192	-
Sales/settlements	-	(50)
Balance at end of year	$9,108	$1,666

The following is a description of the valuation methodologies used by the Company for the items noted in the tables above. Where quoted market prices on securities exchanges are available, the investment is classified as Level 1. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include mortgage-related securities and obligations of state, county and municipals. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include corporate debt securities. At December 31, 2016 and 2015, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on the corporate debt securities.

The following table presents the Company’s collateral-dependent impaired loans and OREO measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
December 31, 2016:
Impaired loans	$19,217	$-	$-	$19,217
OREO	2,059	-	-	2,059

December 31, 2015:
Impaired loans	$3,566	$-	$-	$3,566
OREO	367	-	-	367

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

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 20.	FAIR VALUE OF FINANCIAL INFORMATION (CONTINUED)

The Company is required under accounting guidance to report the fair value of all financial instruments in the consolidated balance sheets, including those financial instruments carried at cost. The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2016 and 2015 are shown below.

December 31, 2016
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$129,103	$129,103	$129,103	$-	$-
Certificates of deposit in other banks	3,984	3,992	-	3,992	-
Securities AFS	365,287	365,287	4,783	351,396	9,108
Other investments	17,499	17,499	-	15,779	1,720
Loans held for sale	6,913	6,968	-	6,968	-
Loans, net	1,557,087	1,568,676	-	-	1,568,676
BOLI	54,134	54,134	54,134	-	-
MSR asset	1,922	2,013	-	-	2,013

Financial liabilities:
Deposits	$1,969,986	$1,969,973	$-	$-	$1,969,973
Notes payable	1,000	1,002	-	1,002	-
Junior subordinated debentures	24,732	24,095	-	-	24,095
Subordinated notes	11,885	11,459	-	-	11,459

December 31, 2015
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$83,619	$83,619	$83,619	$-	$-
Certificates of deposit in other banks	3,416	3,416	-	3,416	-
Securities AFS	172,596	172,596	4,677	166,253	1,666
Other investments	8,135	8,135	-	5,995	2,140
Loans held for sale	4,680	4,755	-	4,755	-
Loans, net	866,754	865,027	-	-	865,027
BOLI	28,475	28,475	28,475	-	-
MSR asset	193	249	-	-	249

Financial liabilities:
Deposits	$1,056,417	$1,057,614	$-	$-	$1,057,614
Notes payable	15,412	18,354	-	18,354	-
Junior subordinated debentures	12,527	11,900	-	-	11,900
Subordinated notes	11,849	11,414	-	-	11,414

Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, BOLI, and nonmaturing deposits. For those financial instruments not previously disclosed the following is a description of the evaluation methodologies used.

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 20.	FAIR VALUE OF FINANCIAL INFORMATION (CONTINUED)

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

MSR asset: To estimate the fair value of the MSR asset, the underlying serviced loan pools are stratified by interest rate tranche and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum. When the carrying value of the MSR asset related to a stratum exceeds its fair value, the stratum is recorded at fair value, generally through a valuation allowance. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value measurement of mortgage servicing rights is considered a Level 3 measurement and represents an income approach to fair value.

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

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 20.	FAIR VALUE OF FINANCIAL INFORMATION (CONTINUED)

Subordinated notes: The fair values of subordinated notes are estimated based on an evaluation of current interest rates being offered by instruments with similar terms and credit quality. Since the market for these instruments is limited, the internal evaluation represents a Level 3 measurement.

Off-balance-sheet instruments: The estimated fair value of letters of credit at December 31, 2016 and 2015 was insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at December 31, 2016 and 2015.

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

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 21.	PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed parent company only financial statements of Nicolet Bankshares, Inc. follow:

Balance Sheets	December 31,
(in thousands)	2016	2015
Assets
Cash and due from subsidiary	$28,265	$13,632
Investments	6,361	6,754
Investments in subsidiaries	284,416	115,504
Goodwill	(2,850)	-
Other assets	398	342
Total assets	$316,590	$136,232

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$24,732	$12,527
Subordinated debt	11,885	11,849
Other liabilities	4,026	2,355
Stockholders’ equity	275,947	109,501
Total liabilities and stockholders’ equity	$316,590	$136,232

Statements of Income	Years ended December 31,
(in thousands)	2016	2015	2014
Interest income	$58	$90	$68
Interest expense	1,951	1,375	875
Net interest expense	(1,893)	(1,285)	(807)
Dividend income from subsidiaries	35,500	11,000	9,060
Operating expense	(202)	(258)	(164)
Gain (loss) on investments, net	(500)	228	341
Bargain purchase gain	-	-	-
Income tax benefit	833	375	135
Earnings before equity in undistributed income of subsidiaries	33,738	10,060	8,565
Equity in undistributed income (loss) of subsidiaries	(15,276)	1,368	1,384
Net income	$18,462	$11,428	$9,949

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 21.	PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

Statements of Cash Flows	Years ended December 31,
(in thousands)	2016	2015	2014
Cash Flows From Operating Activities:
Net Income attributable to Nicolet Bankshares, Inc.	$18,462	$11,428	$9,949
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts	353	228	199
Gain (loss) on investments, net	500	(228)	(341)
Change in other assets and liabilities, net	395	(160)	506
Equity in undistributed earnings of subsidiaries, net of dividends received	15,276	(1,368)	(1,444)
Net cash provided by operating activities	34,986	9,900	8,869
Cash Flows from Investing Activities:
Proceeds from sale of investments	565	378	531
Purchases of investments	-	(1,774)	(791)
Capital infusion to subsidiary	-	-	(1,200)
Net cash from business combinations	(608)	-	-
Net cash used by investing activities	(43)	(1,396)	(1,460)
Cash Flows From Financing Activities:
Purchase and cancellation of treasury stock	(5,201)	(4,381)	(5,770)
Proceeds from issuance of common stock, net	1,900	1,721	887
Capitalized issuance costs, net	(260)	-	-
Proceeds from issuance of subordinated debt, net	-	11,820	-
Redemption of preferred stock (SBLF)	(12,200)	(12,200)	-
Repayment of long-term debt	(3,916)
Noncontrolling interest in joint venture	-	-	60
Cash dividends paid on preferred stock	(633)	(212)	(244)
Net cash used by financing activities	(20,310)	(3,252)	(5,067)
Net increase in cash	14,633	5,252	2,342
Beginning cash	13,632	8,380	6,038
Ending cash	$28,265	$13,632	$8,380

NOTE 22.	SALE OF BRANCHES

On August 7, 2015, the Company completed the sale of its Neillsville and Fairchild, WI branches, which reduced deposits by $34 million, loans by $13 million, fixed assets by $1 million and cash by $20 million, and resulted in $0.1 million recorded in miscellaneous income.

NOTE 23.	PENDING MERGER TRANSACTION

On November 4, 2016 Nicolet announced the signing of a definitive merger agreement (“Merger Agreement”) with First Menasha Bancshares, Inc. (“First Menasha”) under which First Menasha will merge with and into Nicolet to create the largest community bank in the Fox Valley area of Wisconsin. Based upon the financial results as of December 31, 2016, the combined company would have total assets of approximately $2.8 billion, deposits of $2.4 billion and loans of $1.9 billion. The merger transaction is expected to close in April 2017 and is subject to customary closing conditions, including approval by shareholders of First Menasha and regulatory approvals.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Nicolet Bankshares, Inc.

Green Bay, Wisconsin

We have audited the accompanying consolidated balance sheets of Nicolet Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nicolet Bankshares, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Atlanta, Georgia

March 10, 2017

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our Chief Executive Officer and President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of such evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to Nicolet that is required to be included in Nicolet’s periodic filings with the SEC. During the fourth quarter of 2016 there were no significant changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016, was effective.

Porter Keadle Moore, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, is included under the heading “Report of Independent Registered Public Accounting Firm.”

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

The remaining information required in Part III, Item 10 is incorporated by reference to the registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in Part III, Item 11 is incorporated by reference to the registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	964,975	$24.39	1,104,498
Total at December 31, 2016	964,975	$24.39	1,104,498

(1) Includes 42,949 shares potentially issuable upon the vesting of outstanding restricted stock.

(2) The weighted average exercise price relates only to the exercise of outstanding options included in column (a).

The remaining information required in Part III, Item 12 is incorporated by reference to the registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Part III, Item 13 is incorporated by reference to the registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in Part III, Item 14 is incorporated by reference to the registrant’s definitive proxy statement for the 2017 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX
Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger Agreement by and between Nicolet Bankshares, Inc. and Baylake Corp., dated September 8, 2015. (1)
2.2	Agreement and Plan of Merger Agreement by and between Nicolet Bankshares, Inc. and First Menasha Bancshares, Inc., dated November 3, 2016. (2)
3.1	Amended and Restated Articles of Incorporation of Nicolet Bankshares, Inc. (3)
3.2	Amended and Restated Bylaws of Nicolet Bankshares, Inc. (4)
4.1	Form of Common Stock Certificate of Nicolet Bankshares, Inc. (5)
4.7	Form of Subordinated Note. (6)
4.8	First Supplemental Indenture, dated April 29, 2016, by and among Nicolet, Baylake Corp. and Wilmington Trust Company. (7)
10.1	[Reserved]
10.2	[Reserved]
10.3	[Reserved]
10.4†	Nicolet Bankshares, Inc. 2002 Stock Incentive Plan, as amended, and forms of award documents. (8)
10.5†	Nicolet Bankshares, Inc. 2011 Long Term Incentive Plan, as amended and restated effective April 29, 2016 and approved by the shareholders of Nicolet Bankshares, Inc. on August 10, 2016 and forms of award documents. (9)
10.6†	Nicolet National Bank 2002 Deferred Compensation Plan, as amended.
10.7†	Nicolet National Bank 2009 Deferred Compensation Plan for Non-Employee Directors. (5)
10.8†	Employment Agreement, dated April 29, 2016, by and among the Registrant, Nicolet National Bank and Michael E. Daniels. (10)
10.9†	Employment Agreement, dated April 29, 2016, by and among the Registrant, Nicolet National Bank and Robert B. Atwell. (11)
10.10	Lease, dated May 31, 2000, between Washington Square Green Bay, LLC and Green Bay Financial Corporation D/B/A/ Nicolet National Bank, as amended. (5)
10.11†	Employment Agreement, dated April 29, 2016, by and among the Registrant, Nicolet National Bank and Robert J. Cera. (12)
10.12†	Employment Agreement, dated February 4, 2016, by and among the Registrant, Nicolet National Bank and Patrick J. Madson
10.13†	Nicolet Bankshares, Inc. 2010 Equity Incentive Plan (formerly the Baylake Corp. 2010 Equity Incentive Plan), and forms of award documents. (13)
10.14†	Agreement for Separation of Employment, dated May 24, 2016, by and among the Registrant, Nicolet National Bank and Robert J. Cera (14)
21.1	Subsidiaries of Nicolet Bankshares, Inc.
23.1	Consent of Porter Keadle Moore, LLC.
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements tagged as blocks of text.

* Indicates information that is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

† Denotes a management compensatory agreement.

(1) Incorporated by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4, filed on November 24, 2015 (Regis. No. 333-208192).

(2) Incorporated by reference to Exhibit 2.1 in the Registrant’s Registration Statement on Form S-4, filed on December 13, 2016 (Regis. No. 333-215057).

(3) Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 12, 2014 (File No. 333-90052).

(4) Incorporated by reference to Exhibit 3.1 in the Registrant’s Current Report on Form 8-K filed on May 2, 2016 (File No. 001-37700).

(5) Incorporated by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4, filed on February 1, 2013 (Regis. No. 333-186401).

(6) Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2015 (File No. 333-90052).

(7) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016 (File No. 001-37700).

(8) Incorporated by reference to the Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 9, 2015 (File No. 333-90052).

(9) Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed June 30, 2016.

(10) Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016 (File No. 001-37700).

(11) Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016 (File No. 001-37700).

(12) Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016 (File No. 001-37700).

(13) Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016 (File No. 001-37700).

(14) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 26, 2016 (File No. 001-37700).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICOLET BANKSHARES, INC.

March 10, 2017	By:	/s/ Robert B. Atwell
Robert B. Atwell, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 10, 2017

/s/ Robert B. Atwell	/s/ Susan L. Merkatoris
Robert B. Atwell	Susan L. Merkatoris
Chairman and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ Ann K. Lawson	/s/ William D. Murphy
Ann K. Lawson	William D. Murphy
Chief Financial Officer	Director
(Principal Financial and Accounting Officer)

/s/ Robert W. Agnew	/s/ Randy J. Rose
Robert W. Agnew	Randy J. Rose
Director	Director

/s/ Michael E. Daniels	/s/ Elyse Mollner Stackhouse
Michael E. Daniels	Elyse Mollner Stackhouse
President and Chief Operating Officer, Director	Director

/s/ John N. Dykema	/s/ Robert J. Weyers
John N. Dykema	Robert J. Weyers
Director	Director

/s/ Terrence R. Fulwiler
Terrence R. Fulwiler
Director

/s/ Christopher J. Ghidorzi
Christopher J. Ghidorzi
Director

/s/ Thomas L. Herlache
Thomas L. Herlache
Director

/s/ Louis J. “Rick” Jeanquart
Louis J. “Rick” Jeanquart
Director

/s/ Donald J. Long, Jr.
Donald J. Long, Jr.
Director

