Form 10-Q
period 2017-03-31
NICOLET BANKSHARES INC
filed 2017-04-27
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 25, 2017 there were 8,612,382 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2017 (Unaudited)	December 31, 2016 (Audited)
Assets
Cash and due from banks	$41,099	$68,056
Interest-earning deposits	2,452	60,320
Federal funds sold	728	727
Cash and cash equivalents	44,279	129,103
Certificates of deposit in other banks	3,235	3,984
Securities available for sale (“AFS”)	404,358	365,287
Other investments	11,670	17,499
Loans held for sale	3,818	6,913
Loans	1,618,279	1,568,907
Allowance for loan losses	(12,189)	(11,820)
Loans, net	1,606,090	1,557,087
Premises and equipment, net	44,275	45,862
Bank owned life insurance (“BOLI”)	54,535	54,134
Goodwill and other intangibles	86,776	87,938
Accrued interest receivable and other assets	33,608	33,072
Total assets	$2,292,644	$2,300,879

Liabilities and Stockholders’ Equity
Liabilities:
Demand	$452,915	$482,300
Money market and NOW accounts	942,042	964,509
Savings	234,314	221,282
Time	317,000	301,895
Total deposits	1,946,271	1,969,986
Short-term borrowings	6,000	-
Notes payable	1,000	1,000
Junior subordinated debentures	24,840	24,732
Subordinated notes	11,894	11,885
Accrued interest payable and other liabilities	17,126	16,911
Total liabilities	2,007,131	2,024,514

Stockholders’ Equity:
Common stock	86	86
Additional paid-in capital	210,817	209,700
Retained earnings	75,096	68,888
Accumulated other comprehensive loss	(977)	(2,727)
Total Nicolet Bankshares, Inc. stockholders’ equity	285,022	275,947
Noncontrolling interest	491	418
Total stockholders’ equity and noncontrolling interest	285,513	276,365
Total liabilities, noncontrolling interest and stockholders’ equity	$2,292,644	$2,300,879
Preferred shares authorized (no par value)	10,000,000	10,000,000
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	8,604,763	8,553,292
Common shares issued	8,641,448	8,596,241

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Interest income:
Loans, including loan fees	$21,095	$11,570
Investment securities:
Taxable	1,069	404
Non-taxable	565	262
Other interest income	354	193
Total interest income	23,083	12,429
Interest expense:
Money market and NOW accounts	596	490
Savings and time deposits	591	665
Short-term borrowings and notes payable	24	150
Junior subordinated debentures	396	226
Subordinated notes	159	159
Total interest expense	1,766	1,690
Net interest income	21,317	10,739
Provision for loan losses	450	450
Net interest income after provision for loan losses	20,867	10,289
Noninterest income:
Service charges on deposit accounts	1,008	593
Mortgage income, net	842	571
Trust services fee income	1,467	1,162
Brokerage fee income	1,259	310
Bank owned life insurance	401	250
Rent income	272	262
Investment advisory fees	156	100
Loss on sale or write-down of assets, net	(6)	(5)
Other income	1,370	635
Total noninterest income	6,769	3,878
Noninterest expense:
Personnel	9,933	5,348
Occupancy, equipment and office	2,831	1,798
Business development and marketing	929	578
Data processing	1,983	1,156
FDIC assessments	232	143
Intangibles amortization	1,162	249
Other expense	1,253	746
Total noninterest expense	18,323	10,018
Income before income tax expense	9,313	4,149
Income tax expense	3,032	1,449
Net income	6,281	2,700
Less: Net income attributable to noncontrolling interest	73	46
Net income attributable to Nicolet Bankshares, Inc.	6,208	2,654
Less: Preferred stock dividends	-	112
Net income available to common shareholders	$6,208	$2,542

Basic earnings per common share	$0.72	$0.61
Diluted earnings per common share	$0.69	$0.57
Weighted average common shares outstanding:
Basic	8,584,289	4,181,920
Diluted	8,958,425	4,456,442

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$6,281	$2,700
Other comprehensive income, net of tax:
Unrealized gains on securities AFS:
Net unrealized holding gains arising during the period	2,870	1,472
Income tax expense	(1,120)	(574)
Total other comprehensive income	1,750	898
Comprehensive income	$8,031	$3,598

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance December 31, 2016	$86	$209,700	$68,888	$(2,727)	$418	$276,365
Comprehensive income:
Net income	-	-	6,208	-	73	6,281
Other comprehensive income	-	-	-	1,750	-	1,750
Stock compensation expense	-	384	-	-	-	384
Exercise of stock options, net	-	760	-	-	-	760
Issuance of common stock	-	52	-	-	-	52
Purchase and retirement of common stock	-	(79)	-	-	-	(79)
Balance, March 31, 2017	$86	$210,817	$75,096	$(977)	$491	$285,513

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$6,281	$2,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,598	498
Provision for loan losses	450	450
Increase in cash surrender value of life insurance	(401)	(250)
Stock compensation expense	384	412
Loss on sale or write-down of assets, net	6	5
Gain on sale of loans held for sale, net	(553)	(517)
Proceeds from sale of loans held for sale	39,269	29,128
Origination of loans held for sale	(38,857)	(28,114)
Net change in:
Accrued interest receivable and other assets	(377)	260
Accrued interest payable and other liabilities	(904)	(2,531)
Net cash provided by operating activities	6,896	2,041
Cash Flows From Investing Activities:
Net (increase) decrease in certificates of deposit in other banks	749	(747)
Purchases of securities AFS	(48,222)	(4,908)
Proceeds from calls and maturities of securities AFS	11,133	5,382
Proceeds from sales of other investments	5,829	-
Purchase of other investments	-	(39)
Net increase in loans	(44,795)	(11,114)
Net (increase) decrease in premises and equipment	344	(933)
Proceeds from sales of other real estate and other assets	224	27
Net cash paid in business combination	-	(206)
Net cash used by investing activities	(74,738)	(12,538)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(23,715)	25,055
Net increase in short-term borrowings	6,000	-
Repayments of notes payable	-	(68)
Purchase and retirement of common stock	(79)	(30)
Proceeds from issuance of common stock, net	812	135
Cash dividends paid on preferred stock	-	(31)
Net cash provided (used) by financing activities	(16,982)	25,061
Net increase (decrease) in cash and cash equivalents	(84,824)	14,564
Cash and cash equivalents:
Beginning	$129,103	$83,619
Ending	$44,279	$98,183
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,938	$1,683
Cash paid for taxes	-	1,850
Transfer of loans and bank premises to other real estate owned	513	33
Capitalized mortgage servicing rights	185	43
Transfer of loans from held for sale to held for investment	3,236	-
Acquisition: Fair value of assets acquired (including intangibles), net	-	1,363

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

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Developments Adopted

In December 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance to Accounting Standards Update (“ASU”) 2016-19 Technical Corrections and Improvements intended to make changes to clarify the Accounting Standards Codification or correct unintended application of guidance that is not expected to have a significant effect on current accounting practice. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The impact of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued updated guidance to ASU 2016-09: Stock Compensation Improvements to Employee Share-Based Payment Activity intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification on the statement of cash flows. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016. The consolidated financial statements include the impact of the new guidance. The Company adopted the pronouncement as required on January 1, 2017, prospectively, which included a reduction to income tax expense of $0.1 million in the three months ended March 31, 2017 for deductions attributable to exercised stock options and vesting of restricted stock.

Note 1 – Basis of Presentation, continued

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

Reclassifications

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the 2017 presentation.

Note 2 – Acquisitions

On April 29, 2016, the Company consummated its merger with Baylake Corp. (“Baylake”), pursuant to the Agreement and Plan of Merger by and between the Company and Baylake dated September 8, 2015, (the “Baylake Merger Agreement”), whereby Baylake was merged with and into the Company, and Baylake Bank, Baylake’s wholly owned commercial bank subsidiary serving northeastern Wisconsin, was merged with and into Nicolet National Bank (the “Bank”). The system integration was completed, and 21 branches of Baylake opened, on May 2, 2016, as branches of the Bank, expanding its presence into Door, Kewaunee, and Manitowoc Counties, Wisconsin. The Company closed one of its Brown County locations concurrently with the Baylake merger, and closed an additional six branches in the fourth quarter of 2016.

The purpose of the Baylake merger was for strategic reasons beneficial to the Company. The acquisition was consistent with its plan to drive growth and efficiency through increased scale, leverage the strengths of each bank across the combined customer base, enhance profitability, and add liquidity and shareholder value.

Pursuant to the terms of the Baylake Merger Agreement, Baylake shareholders received 0.4517 shares of the Company’s common stock for each outstanding share of Baylake common stock (except for Baylake shares pre-owned by the Company at the time of the merger), and cash in lieu of any fractional share. Pre-existing Baylake equity awards (restricted stock units and stock options) immediately vested upon consummation of the merger. The Company issued 0.4517 shares of its common stock for each vesting Baylake restricted stock unit, and Nicolet assumed, after appropriate adjustment by the 0.4517 exchange ratio, all pre-existing Baylake stock options. As a result, the Company issued 4,344,243 shares of the Company’s common stock, for common stock consideration of $163.3 million (based on $37.58 per share, the volume weighted average closing price of the Company’s common stock over the preceding 20 trading day period as defined in the Baylake Merger Agreement), and recorded an additional $1.2 million consideration for the assumed stock options. Approximately $0.3 million in direct stock issuance costs for the merger were incurred and charged against additional paid in capital, bringing the total purchase price to $164.2 million.

The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Baylake prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective estimated fair values at the date of acquisition. The Company determined the fair value of core deposit intangibles, securities, premises and equipment, loans, OREO, BOLI and other assets, deposits, debt and deferred taxes with the assistance of third party valuations, appraisals, and third party advisors. The estimated fair values may be subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period of approximately one year from consummation.

Note 2 – Acquisitions, continued

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

The following unaudited pro forma information presents the results of operations for three months ended March 31, 2016 as if the acquisition had occurred January 1, 2016. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of operations.

Three Months Ended
March 31, 2016
(in thousands, except per share data)
Total revenues, net of interest expense	$26,603
Net income	5,871
Diluted earnings per share	0.63

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

Note 3 – Earnings per Common Share, continued

	Three Months Ended March 31,
	2017	2016
(In thousands except per share data)
Net income, net of noncontrolling interest	$6,208	$2,654
Less: preferred stock dividends	-	112
Net income available to common shareholders	$6,208	$2,542
Weighted average common shares outstanding	8,584	4,182
Effect of dilutive stock instruments	374	274
Diluted weighted average common shares outstanding	8,958	4,456
Basic earnings per common share*	$0.72	$0.61
Diluted earnings per common share*	$0.69	$0.57

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

There was no anti-dilutive effect of options outstanding at March 31, 2017 and March 31, 2016.

Note 4 – Stock-based Compensation

A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Company’s stock at the date of grant is used to estimate the value of restricted stock awards. The weighted average assumptions used in the model for valuing option grants were as follows for the year ended December 31, 2016. There were no options granted during the three months ended March 31, 2017.

Year ended December 31, 2016
Dividend yield	0%
Expected volatility	25%
Risk-free interest rate	1.52%
Expected average life	7 years
Weighted average per share fair value of options	$11.04

Activity in the Company’s Stock Incentive Plans is summarized in the following tables:

Stock Options	Weighted- Average Fair Value of Options Granted	Option Shares Outstanding	Weighted- Average Exercise Price	Exercisable Shares
Balance – December 31, 2015		746,004	$21.56	325,979
Granted	$11.04	170,500	36.86
Options assumed in acquisition		91,701	21.03
Exercise of stock options*		(84,723)	20.98
Forfeited		(1,456)	21.71
Balance – December 31, 2016		922,026	24.39	439,639
Granted	$0.00	-	-
Exercise of stock options*		(48,583)	18.31
Forfeited		(400)	16.50
Balance – March 31, 2017		873,043	$24.73	421,455

*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements, and accordingly 2,697 shares were surrendered during the three months ended March 31, 2017 and 10,244 shares were surrendered during the year ended December 31, 2016. These stock options were considered exercised and then surrendered and are included in the Exercise of stock option line.

Note 4 – Stock-based Compensation, continued

Options outstanding at March 31, 2017 are exercisable at option prices ranging from $9.19 to $38.10. There are 263,400 options outstanding in the range from $9.19 - $20.00, 247,165 options outstanding in the range of $20.01 - $25.00, 157,724 options outstanding in the range of $25.01 - $30.00, and 204,754 options outstanding in the range from $30.01 - $38.10. At March 31, 2017, the exercisable options have a weighted average remaining contractual life of approximately five years and a weighted average exercise price of $20.63.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The total intrinsic value of options exercised in the first three months of 2017, and full year of 2016 was approximately $1.2 million, and $1.3 million, respectively.

Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Shares Outstanding
Balance – December 31, 2015	$18.70	36,690
Granted	33.68	31,466
Vested*	23.58	(25,207)
Forfeited	-	-
Balance – December 31, 2016	26.80	42,949
Granted	-	-
Vested *	31.45	(6,134)
Forfeited	16.50	(130)
Balance – March 31, 2017	$24.30	36,685

The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 1,639 shares were surrendered during the three months ended March 31, 2017 and 7,851 shares were surrendered during the year ended December 31, 2016.

The Company recognized approximately $384,000 and $412,000 of stock-based employee compensation expense during the three months ended March 31, 2017 and 2016, respectively, associated with its stock equity awards. As of March 31, 2017, there was approximately $4.1 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately three years.

Note 5 - Securities Available for Sale

Amortized costs and fair values of securities available for sale are summarized as follows:

	March 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$28,065	$14	$109	$27,970
State, county and municipals	187,182	263	2,888	184,557
Mortgage-backed securities	154,908	258	1,788	153,378
Corporate debt securities	33,174	203	57	33,320
Equity securities	2,631	2,502	-	5,133
	$405,960	$3,240	$4,842	$404,358

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Values
U.S. government agency securities	$1,981	$-	$18	$1,963
State, county and municipals	191,721	160	4,638	187,243
Mortgage-backed securities	161,309	242	2,422	159,129
Corporate debt securities	12,117	52	-	12,169
Equity securities	2,631	2,152	-	4,783
	$369,759	$2,606	$7,078	$365,287

Note 5 - Securities Available for Sale, continued

The following table represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016.

	March 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$17,731	$109	$-	$-	$17,731	$109
State, county and municipals	137,200	2,883	892	5	138,092	2,888
Mortgage-backed securities	127,408	1,697	3,555	91	130,963	1,788
Corporate debt securities	12,123	57	-	-	12,123	57
	$294,462	$4,746	$4,447	$96	$298,909	$4,842

	December 31, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$1,963	$18	$-	$-	$1,963	$18
State, county and municipals	167,457	4,629	1,300	9	168,757	4,638
Mortgage-backed securities	134,770	2,311	3,653	111	138,423	2,422
	$304,190	$6,958	$4,953	$120	$309,143	$7,078

At March 31, 2017, the Company had $4.8 million of gross unrealized losses related to 499 securities. As of March 31, 2017, the Company does not consider securities with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the three-month periods ending March 31, 2017 or 2016.

The amortized cost and fair values of securities available for sale at March 31, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fair values of securities are estimated based on financial models or prices paid for the same or similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	March 31, 2017
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$14,086	$14,088
Due in one year through five years	92,851	92,808
Due after five years through ten years	132,282	129,623
Due after ten years	9,202	9,328
	248,421	245,847
Mortgage-backed securities	154,908	153,378
Equity securities	2,631	5,133
Securities available for sale	$405,960	$404,358

There were no sales of securities during the first three months of 2017 or 2016.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality

The loan composition as of March 31, 2017 and December 31, 2016 is summarized as follows.

	Total
	March 31, 2017		December 31, 2016
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$468,265	29.0%	$428,270	27.3%
Owner-occupied commercial real estate (“CRE”)	368,607	22.8	360,227	23.0
Agricultural (“AG”) production	35,037	2.2	34,767	2.2
AG real estate	48,499	3.0	45,234	2.9
CRE investment	191,274	11.8	195,879	12.5
Construction & land development	75,964	4.7	74,988	4.8
Residential construction	18,390	1.1	23,392	1.5
Residential first mortgage	304,479	18.8	300,304	19.1
Residential junior mortgage	92,880	5.7	91,331	5.8
Retail & other	14,884	0.9	14,515	0.9
Loans	$1,618,279	100.0%	$1,568,907	100.0%
Less allowance for loan losses	12,189		11,820
Loans, net	$1,606,090		$1,557,087
Allowance for loan losses to loans	0.75%		0.75%

	Originated
	March 31, 2017		December 31, 2016
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$374,881	38.0%	$330,073	36.6%
Owner-occupied CRE	197,110	20.0	182,776	20.3
AG production	9,183	0.9	9,192	1.0
AG real estate	22,408	2.3	18,858	2.1
CRE investment	77,548	7.9	72,930	8.1
Construction & land development	47,633	4.8	44,147	4.9
Residential construction	17,373	1.8	20,768	2.3
Residential first mortgage	176,006	17.9	164,949	18.3
Residential junior mortgage	51,975	5.3	48,199	5.3
Retail & other	10,938	1.1	10,095	1.1
Loans	$985,055	100.0%	$901,987	100.0%
Less allowance for loan losses	9,861		9,449
Loans, net	$975,194		$892,538
Allowance for loan losses to loans	1.00%		1.05%

	Acquired
	March 31, 2017		December 31, 2016
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$93,384	14.7%	$98,197	14.7%
Owner-occupied CRE	171,497	27.1	177,451	26.6
AG production	25,854	4.1	25,575	3.8
AG real estate	26,091	4.1	26,376	4.0
CRE investment	113,726	18.0	122,949	18.4
Construction & land development	28,331	4.5	30,841	4.6
Residential construction	1,017	0.2	2,624	0.4
Residential first mortgage	128,473	20.3	135,355	20.3
Residential junior mortgage	40,905	6.4	43,132	6.5
Retail & other	3,946	0.6	4,420	0.7
Loans	$633,224	100.0%	$666,920	100.0%
Less allowance for loan losses	2,328		2,371
Loans, net	$630,896		$664,549
Allowance for loan losses to loans	0.37%		0.36%

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

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the three months ended March 31, 2017:

	TOTAL – Three Months Ended March 31, 2017
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,919	$2,867	$150	$285	$1,124	$774	$304	$1,784	$461	$152	$11,820
Provision	531	(45)	(2)	10	16	16	(169)	52	2	39	450
Charge-offs	(75)	-	-	-	-	(13)	-	-	-	(23)	(111)
Recoveries	11	13	-	-	-	-	-	3	1	2	30
Net charge-offs	(64)	13	-	-	-	(13)	-	3	1	(21)	(81)
Ending balance	$4,386	$2,835	$148	$295	$1,140	$777	$135	$1,839	$464	$170	$12,189
As percent of ALLL	35.9%	23.3%	1.2%	2.4%	9.4%	6.4%	1.1%	15.1%	3.8%	1.4%	100.0%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	4,386	2,835	148	295	1,140	777	135	1,839	464	170	12,189
Ending balance	$4,386	$2,835	$148	$295	$1,140	$777	$135	$1,839	$464	$170	$12,189

Loans:
Individually evaluated	$335	$2,445	$39	$229	$6,957	$449	$97	$1,886	$293	$-	$12,730
Collectively evaluated	467,930	366,162	34,998	48,270	184,317	75,515	18,293	302,593	92,587	14,884	1,605,549
Total loans	$468,265	$368,607	$35,037	$48,499	$191,274	$75,964	$18,390	$304,479	$92,880	$14,884	$1,618,279

Less ALLL	$4,386	$2,835	$148	$295	$1,140	$777	$135	$1,839	$464	$170	$12,189
Net loans	$463,879	$365,772	$34,889	$48,204	$190,134	$75,187	$18,255	$302,640	$92,416	$14,714	$1,606,090

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Originated – Three Months Ended March 31, 2017
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,150	$2,263	$122	$222	$893	$656	$266	$1,372	$373	$132	$9,449
Provision	517	(7)	1	5	24	6	(160)	66	4	38	494
Charge-offs	(75)	-	-	-	-	-	-	-	-	(23)	(98)
Recoveries	-	12	-	-	-	-	-	1	1	2	16
Net charge-offs	(75)	12	-	-	-	-	-	1	1	(21)	(82)
Ending balance	$3,592	$2,268	$123	$227	$917	$662	$106	$1,439	$378	$149	$9,861
As percent of ALLL	36.4%	23.0%	1.3%	2.3%	9.3%	6.7%	1.1%	14.6%	3.8%	1.5%	100.0%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	3,592	2,268	123	227	917	662	106	1,439	378	149	9,861
Ending balance	$3,592	$2,268	$123	$227	$917	$662	$106	$1,439	$378	$149	$9,861

Loans:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	374,881	197,110	9,183	22,408	77,548	47,633	17,373	176,006	51,975	10,938	985,055
Total loans	$374,881	$197,110	$9,183	$22,408	$77,548	$47,633	$17,373	$176,006	$51,975	$10,938	$985,055

Less ALLL	$3,592	$2,268	$123	$227	$917	$662	$106	$1,439	$378	$149	$9,861
Net loans	$371,289	$194,842	$9,060	$22,181	$76,631	$46,971	$17,267	$174,567	$51,597	$10,789	$975,194

	Acquired – Three Months Ended March 31, 2017
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$769	$604	$28	$63	$231	$118	$38	$412	$88	$20	$2,371
Provision	14	(38)	(3)	5	(8)	10	(9)	(14)	(2)	1	(44)
Charge-offs	-	-	-	-	-	(13)	-	-	-	-	(13)
Recoveries	11	1	-	-	-	-	-	2	-	-	14
Net charge-offs	11	1	-	-	-	(13)	-	2	-	-	1
Ending balance	$794	$567	$25	$68	$223	$115	$29	$400	$86	$21	$2,328
As percent of ALLL	34.1%	24.4%	1.1%	2.9%	9.6%	4.9%	1.2%	17.2%	3.7%	0.9%	100.0%

Loans:
Individually evaluated	$335	$2,445	$39	$229	$6,957	$449	$97	$1,886	$293	$-	$12,730
Collectively evaluated	93,049	169,052	25,815	25,862	106,769	27,882	920	126,587	40,612	3,946	620,494
Total loans	$93,384	$171,497	$25,854	$26,091	$113,726	$28,331	$1,017	$128,473	$40,905	$3,946	$633,224

Less ALLL	$794	$567	$25	$68	$223	$115	$29	$400	$86	$21	$2,328
Net loans	$92,590	$170,930	$25,829	$26,023	$113,503	$28,216	$988	$128,073	$40,819	$3,925	$630,896

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the three months ended March 31, 2016.

	TOTAL – Three Months Ended March 31, 2016
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,721	$1,933	$85	$380	$785	$1,446	$147	$1,240	$496	$74	$10,307
Provision	15	181	(12)	14	82	149	5	18	(21)	19	450
Charge-offs	(224)	-	-	-	-	-	-	-	-	(16)	(240)
Recoveries	-	1	-	-	4	-	-	2	5	1	13
Net charge-offs	(224)	1	-	-	4	-	-	2	5	(15)	(227)
Ending balance	$3,512	$2,115	$73	$394	$871	$1,595	$152	$1,260	$480	$78	$10,530
As percent of ALLL	33.4%	20.1%	0.7%	3.7%	8.3%	15.1%	1.4%	12.0%	4.6%	0.7%	100.0%

ALLL:
Individually evaluated	$-	$119	$-	$-	$-	$-	$-	$-	$-	$-	$119
Collectively evaluated	3,512	1,996	73	394	871	1,595	152	1,260	480	78	10,411
Ending balance	$3,512	$2,115	$73	$394	$871	$1,595	$152	$1,260	$480	$78	$10,530

Loans:
Individually evaluated	$1,009	$1,245	$39	$242	$846	$270	$-	$396	$139	$-	$4,186
Collectively evaluated	304,985	180,606	13,696	40,584	80,881	38,545	11,552	156,852	50,288	6,533	884,522
Total loans	$305,994	$181,851	$13,735	$40,826	$81,727	$38,815	$11,552	$157,248	$50,427	$6,533	$888,708

Less ALLL	$3,512	$2,115	$73	$394	$871	$1,595	$152	$1,260	$480	$78	$10,530
Net loans	$302,482	$179,736	$13,662	$40,432	$80,856	$37,220	$11,400	$155,988	$49,947	$6,455	$878,178

	Originated – Three Months Ended March 31, 2016
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,135	$1,567	$71	$299	$646	$1,381	$147	$987	$418	$63	$8,714
Provision	(41)	170	(10)	11	66	141	5	17	(17)	20	362
Charge-offs	(224)	-	-	-	-	-	-	-	-	(16)	(240)
Recoveries	-	1	-	-	4	-	-	1	5	-	11
Net charge-offs	(224)	1	-	-	4	-	-	1	5	(16)	(229)
Ending balance	$2,870	$1,738	$61	$310	$716	$1,522	$152	$1,005	$406	$67	$8,847
As percent of ALLL	32.4%	19.6%	0.7%	3.5%	8.1%	17.2%	1.7%	11.4%	4.6%	0.8%	100.0%

ALLL:
Individually evaluated	$-	$119	$-	$-	$-	$-	$-	$-	$-	$-	$119
Collectively evaluated	2,870	1,619	61	310	716	1,522	152	1,005	406	67	8,728
Ending balance	$2,870	$1,738	$61	$310	$716	$1,522	$152	$1,005	$406	$67	$8,847

Loans:
Individually evaluated	$870	$623	$-	$-	$-	$-	$-	$-	$-	$-	$1,493
Collectively evaluated	294,612	151,491	5,620	25,684	62,168	29,500	11,552	125,866	43,473	6,395	756,361
Total loans	$295,482	$152,114	$5,620	$25,684	$62,168	$29,500	$11,552	$125,866	$43,473	$6,395	$757,854

Less ALLL	$2,870	$1,738	$61	$310	$716	$1,522	$152	$1,005	$406	$67	$8,847
Net loans	$292,612	$150,376	$5,559	$25,374	$61,452	$27,978	$11,400	$124,861	$43,067	$6,328	$749,007

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Acquired – Three Months Ended March 31, 2016
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$586	$366	$14	$81	$139	$65	$-	$253	$78	$11	$1,593
Provision	56	11	(2)	3	16	8	-	1	(4)	(1)	88
Charge-offs	-	-	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	1	-	1	2
Net charge-offs	-	-	-	-	-	-	-	1	-	1	2
Ending balance	$642	$377	$12	$84	$155	$73	$-	$255	$74	$11	$1,683
As percent of ALLL	38.1%	22.4%	0.7%	5.0%	9.2%	4.3%	-%	15.2%	4.4%	0.7%	100.0%

Loans:
Individually evaluated	$139	$622	$39	$242	$846	$270	$-	$396	$139	$-	$2,693
Collectively evaluated	10,373	29,115	8,076	14,900	18,713	9,045	-	30,986	6,815	138	128,161
Total loans	$10,512	$29,737	$8,115	$15,142	$19,559	$9,315	$-	$31,382	$6,954	$138	$130,854

Less ALLL	$642	$377	$12	$84	$155	$73	$-	$255	$74	$11	$1,683
Net loans	$9,870	$29,360	$8,103	$15,058	$19,404	$9,242	$-	$31,127	$6,880	$127	$129,171

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired as of March 31, 2017 and December 31, 2016.

	Total Nonaccrual Loans
(in thousands)	March 31, 2017	% to Total	December 31, 2016	% to Total
Commercial & industrial	$352	2.6%	$358	1.8%
Owner-occupied CRE	2,612	19.0	2,894	14.3
AG production	4	-	9	0.1
AG real estate	197	1.4	208	1.0
CRE investment	6,662	48.6	12,317	60.6
Construction & land development	924	6.7	1,193	5.9
Residential construction	97	0.7	260	1.3
Residential first mortgage	2,666	19.4	2,990	14.7
Residential junior mortgage	219	1.6	56	0.3
Retail & other	2	-	-	-
Nonaccrual loans – Total	$13,735	100.0%	$20,285	100.0%

	Originated
(in thousands)	March 31, 2017	% to Total	December 31, 2016	% to Total
Commercial & industrial	$3	1.2%	$4	1.6%
Owner-occupied CRE	41	16.9	42	16.3
AG production	4	1.7	7	2.7
AG real estate	-	-	-	-
CRE investment	-	-	-	-
Construction & land development	-	-	-	-
Residential construction	-	-	-	-
Residential first mortgage	194	80.2	204	79.4
Residential junior mortgage	-	-	-	-
Retail & other	-	-	-	-
Nonaccrual loans – Originated	$242	100.0%	$257	100.0%

	Acquired
(in thousands)	March 31, 2017	% to Total	December 31, 2016	% to Total
Commercial & industrial	$349	2.6%	$354	1.8%
Owner-occupied CRE	2,571	19.1	2,852	14.2
AG production	-	-	2	0.1
AG real estate	197	1.5	208	1.0
CRE investment	6,662	49.4	12,317	61.4
Construction & land development	924	6.8	1,193	6.0
Residential construction	97	0.7	260	1.3
Residential first mortgage	2,472	18.3	2,786	13.9
Residential junior mortgage	219	1.6	56	0.3
Retail & other	2	-	-	-
Nonaccrual loans – Acquired	$13,493	100.0%	$20,028	100.0%

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present total past due loans by portfolio segment as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$80	$352	$467,833	$468,265
Owner-occupied CRE	484	2,612	365,511	368,607
AG production	-	4	35,033	35,037
AG real estate	-	197	48,302	48,499
CRE investment	-	6,662	184,612	191,274
Construction & land development	-	924	75,040	75,964
Residential construction	-	97	18,293	18,390
Residential first mortgage	155	2,666	301,658	304,479
Residential junior mortgage	263	219	92,398	92,880
Retail & other	2	2	14,880	14,884
Total loans	$984	$13,735	$1,603,560	$1,618,279
As a percent of total loans	0.1%	0.8%	99.1%	100.0%

	December 31, 2016
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$22	$358	$427,890	$428,270
Owner-occupied CRE	268	2,894	357,065	360,227
AG production	-	9	34,758	34,767
AG real estate	-	208	45,026	45,234
CRE investment	-	12,317	183,562	195,879
Construction & land development	-	1,193	73,795	74,988
Residential construction	-	260	23,132	23,392
Residential first mortgage	486	2,990	296,828	300,304
Residential junior mortgage	200	56	91,075	91,331
Retail & other	15	-	14,500	14,515
Total loans	$991	$20,285	$1,547,631	$1,568,907
As a percent of total loans	0.1%	1.3%	98.6%	100.0%

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

The following tables present total loans by loan grade as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$434,714	$20,929	$3,434	$9,188	$-	$-	$468,265
Owner-occupied CRE	348,900	14,758	186	4,763	-	-	368,607
AG production	29,529	4,968	66	474	-	-	35,037
AG real estate	42,052	5,695	-	752	-	-	48,499
CRE investment	175,108	7,895	-	8,271	-	-	191,274
Construction & land development	70,749	3,914	-	1,301	-	-	75,964
Residential construction	16,542	1,751	-	97	-	-	18,390
Residential first mortgage	299,773	1,194	190	3,322	-	-	304,479
Residential junior mortgage	92,537	-	-	343	-	-	92,880
Retail & other	14,882	-	-	2	-	-	14,884
Total loans	$1,524,786	$61,104	$3,876	$28,513	$-	$-	$1,618,279
Percent of total	94.2%	3.8%	0.2%	1.8%	-	-	100.0%

	December 31, 2016
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$401,954	$16,633	$2,133	$7,550	$-	$-	$428,270
Owner-occupied CRE	340,846	14,758	193	4,430	-	-	360,227
AG production	31,026	3,191	70	480	-	-	34,767
AG real estate	41,747	2,727	-	760	-	-	45,234
CRE investment	173,652	8,137	-	14,090	-	-	195,879
Construction & land development	69,097	4,318	-	1,573	-	-	74,988
Residential construction	22,030	1,102	-	260	-	-	23,392
Residential first mortgage	295,109	1,348	192	3,655	-	-	300,304
Residential junior mortgage	91,123	-	114	94	-	-	91,331
Retail & other	14,515	-	-	-	-	-	14,515
Total loans	$1,481,099	$52,214	$2,702	$32,892	$-	$-	$1,568,907
Percent of total	94.4%	3.3%	0.2%	2.1%	-	-	100.0%

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

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present impaired loans as of March 31, 2017 and December 31, 2016.

	Total Impaired Loans – March 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$335	$600	$-	$338	$6
Owner-occupied CRE	2,445	4,349	-	2,499	62
AG production	39	98	-	39	1
AG real estate	229	320	-	234	12
CRE investment	6,957	12,315	-	7,087	159
Construction & land development	449	1,877	-	571	28
Residential construction	97	1,000	-	108	13
Residential first mortgage	1,886	3,204	-	1,907	35
Residential junior mortgage	293	617	-	296	3
Retail & Other	-	31	-	-	-
Total	$12,730	$24,411	$-	$13,079	$319

There were no originated impaired loans as of March 31, 2017. All loans in the table above were acquired loans.

	Total Impaired Loans – December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$338	$720	$-	$348	$34
Owner-occupied CRE	2,588	4,661	-	2,700	271
AG production	41	163	-	48	6
AG real estate	240	332	-	245	26
CRE investment	12,552	19,695	-	12,982	1,051
Construction & land development	694	2,122	-	752	112
Residential construction	261	1,348	-	287	82
Residential first mortgage	2,204	3,706	-	2,312	190
Residential junior mortgage	299	639	-	209	17
Retail & Other	-	36	-	-	-
Total	$19,217	$33,422	$-	$19,883	$1,789

There were no originated impaired loans as of December 31, 2016. All loans in the table above were acquired loans.

As a further breakdown, impaired loans are also summarized by originated and acquired for the periods presented. In April 2016, the Baylake merger added purchased credit impaired loans at a fair value of $20.8 million, net of an initial $13.9 million non-accretable mark. Including these credit impaired loans acquired in the Baylake merger, total purchased credit impaired loans acquired in aggregate were initially recorded at a fair value of $37.5 million on their respective acquisition dates, net of an initial $26.1 million non-accretable mark and a zero accretable mark. At March 31, 2017, $12.3 million of the $37.5 million remain in impaired loans and $0.4 million of acquired loans have subsequently become impaired, bringing acquired impaired loans to $12.7 million.

Non-accretable discount on purchase credit impaired (“PCI”) loans:	Three months ended	Year ended
(in thousands)	March 31, 2017	December 31, 2016
Balance at beginning of period	$14,327	$4,229
Acquired balance	-	13,923
Reclassifications from (to) non-accretable	-	-
Accretion to loan interest income	(2,160)	(3,458)
Disposals of loans	(242)	(367)
Balance at end of period	$11,925	$14,327

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

Troubled Debt Restructurings

At March 31, 2017, there were four loans classified as troubled debt restructurings totaling $796,000. These four loans had a combined pre-modification balance of $1,280,000 and a combined outstanding balance of $796,000 at March 31, 2017. There were no other loans which were modified and classified as troubled debt restructurings at March 31, 2017. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted as of March 31, 2017. As of March 31, 2017 there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.

Note 7 – Goodwill and Intangible Assets and Mortgage Servicing Rights

The excess of the purchase price in an acquisition over the fair value of net assets acquired consists primarily of goodwill, core deposit intangibles and other identifiable intangibles (primarily related to customer relationships acquired). Management periodically reviews the carrying value of its long-lived and intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s quarterly assessment indicated no impairment charge on goodwill, core deposit intangible or customer list intangible was required for 2016 or the first three months of 2017.

Goodwill: Goodwill was $66.7 million at March 31, 2017 and December 31, 2016. There were additions to the carrying amount of goodwill in 2016 of $0.4 million related to the acquisition of financial advisor business and of approximately $65.5 million related to the Baylake merger. See Note 2 for additional information on the 2016 acquisitions.

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

(in thousands)	At or for the three months ended March 31, 2017	At or for the year ended December 31, 2016
Core deposit intangibles:
Gross carrying amount	$25,345	$25,345
Accumulated amortization	(9,310)	(8,244)
Net book value	$16,035	$17,101
Additions during the period	$-	$17,259
Amortization during the period	$1,066	$3,189

Other intangibles:
Gross carrying amount	$4,363	$4,363
Accumulated amortization	(365)	(269)
Net book value	$3,998	$4,094
Additions during the period	$-	$4,363
Amortization during the period	$96	$269

Mortgage servicing rights: Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date, with the amortization recorded in mortgage income, net, in the consolidated income statements. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other assets in the consolidated balance sheets. Activity in the mortgage servicing rights asset for 2016 and the three months ended March 31, 2017 was as follows:

Note 7 – Goodwill and Intangible Assets and Mortgage Servicing Rights, continued

	Three Months Ended	Year Ended
(in thousands)	March 31, 2017	December 31, 2016
Mortgage servicing rights (MSR) asset:
Balance at beginning of year	$ 1,922	$193
Additions during the period*	185	1,908
Amortization during the period	(83)	(179)
Valuation allowance at end of period	-	-
Net book value at end of period	$2,024	$1,922
*Purchased MSR asset included in period	$-	$885

Fair value of MSR asset at end of period	$2,401	$2,013
Residential mortgage loans serviced for others	$304,888	$295,353
Net book value of MSR asset to loans serviced for others	0.66%	0.65%

The Company periodically evaluates its mortgage servicing rights asset for impairment. At each reporting date, impairment is assessed based on an estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans serviced (predominantly loan type and note interest rate). No valuation or impairment charge was recorded for the 2016 or 2017 periods.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of the March 31, 2017. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Other intangibles	MSR asset
Year ending December 31,
2017 (remaining nine months)	$2,739	$289	$252
2018	3,254	385	336
2019	2,762	385	336
2020	2,156	385	400
2021	1,763	385	204
Thereafter	3,361	2,169	496
Total	$16,035	$3,998	$2,024

Note 8 - Notes Payable

The Company had the following long-term notes payable:

(in thousands)	March 31, 2017	December 31, 2016
Federal Home Loan Bank (“FHLB”) advances	$1,000	$1,000
Notes payable	$1,000	$1,000

The Company’s FHLB advance is at a fixed rate, requires interest-only monthly payments, and has a maturity of February 2018. The weighted average rates of FHLB advances were 1.17% at both March 31, 2017 and December 31, 2016. FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which totaled approximately $284.7 million and $283.8 million at March 31, 2017 and December 31, 2016, respectively.

The following table shows the maturity schedule of the notes payable as of March 31, 2017:

Maturing in	(in thousands)
2017	$-
2018	1,000
$1,000

Note 8 - Notes Payable, continued

The Company has a $10 million line of credit with a third party bank bearing a variable rate of interest based on one-month LIBOR plus a margin, but subject to a floor rate, with quarterly payments of interest only. At March 31, 2017, the available line was $10 million, the rate was one-month LIBOR plus 2.25% with a 3.25% floor. The outstanding balance was zero at March 31, 2017 and December 31, 2016, and the line was not used in 2017 or 2016.

Note 9 - Junior Subordinated Debentures

At March 31, 2017 and December 31, 2016, the Company’s carrying value of junior subordinated debentures was $24.8 million and $24.7 million, respectively. At March 31, 2017 and December 31, 2016, $23.8 million and $23.7 million, respectively, of trust preferred securities qualify as Tier 1 capital.

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

In April 2013, as part of the Mid-Wisconsin Financial Services, Inc. (“Mid-Wisconsin”) acquisition, the Company assumed $10.3 million of junior subordinated debentures issued in December 2005 by Mid-Wisconsin, related to $10.0 million of trust preferred securities issued by a statutory trust, whose common securities were wholly owned by Mid-Wisconsin. These trust preferred securities and debentures mature on December 15, 2035 and have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. Interest on these debentures is current. The interest rates were 2.56% and 2.39% as of March 31, 2017 and December 31, 2016, respectively. The debentures may be called at par plus any accrued but unpaid interest, in part or in full, on or after December 15, 2010. At acquisition the debentures were recorded at an initial fair market value of $5.8 million, with the initial $4.5 million discount being accreted to interest expense over the remaining life of the debentures. At March 31, 2017, the carrying value of these junior debentures was $6.6 million.

As part of the 2016 acquisition of Baylake, the Company assumed $16.6 million of junior subordinated debentures related to $16.1 million of issued trust preferred securities. The trust preferred securities and the debentures mature on September 30, 2036 and have a floating rate of three-month LIBOR plus 1.35% adjusted quarterly. Interest on these debentures is current. The interest rates were 2.50% and 2.35% as of March 31, 2017 and December 31, 2016, respectively. The debentures may be redeemed on any interest payment date at par in part or in full, on or after June 30, 2011. At acquisition in April 2016 the debentures were recorded at fair value of $11.8 million, with the discount being accreted to interest expense over the remaining life of the debentures. At March 31, 2017, the carrying value of these junior debentures was $12.1 million.

The debentures represent the sole asset of the respective statutory trusts. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payment on its debentures, is liable for the distributions and other payments required on the trust preferred securities.

Note 10 – Subordinated Notes

In 2015, the Company placed an aggregate of $12 million in subordinated Notes in private placements with certain accredited investors. All Notes were issued with 10-year maturities, have a fixed annual interest rate of 5% payable quarterly, are callable on or after the fifth anniversary of their respective issuances dates, and qualify for Tier 2 capital for regulatory purposes. At March 31, 2017, the carrying value of these subordinated Notes was $11.9 million.

The $180,000 debt issuance costs associated with the $12 million Notes are being amortized on a straight line basis over the first five years, representing the no-call periods, as additional interest expense. As of March 31, 2017 and December 31, 2016, $106,000 and $115,000, respectively, of unamortized debt issuance costs remain and are reflected as a deduction to the carrying value of the outstanding debt.

Note 11 - Fair Value Measurements

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented. Two securities classified as Level 3 had a change in fair value during the first quarter of 2017. There were no other changes in Level 3 values to report during the first three months of 2017.

		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
U.S. government agency securities	$27,970	$-	$27,970	$-
State, county and municipals	184,557	-	184,031	526
Mortgage-backed securities	153,378	-	153,378	-
Corporate debt securities	33,320	-	24,773	8,547
Equity securities	5,133	5,133	-	-
Securities AFS, March 31, 2017	$404,358	$5,133	$390,152	$9,073

(in thousands)
U.S. government agency securities	$1,963	$-	$1,963	$-
State, county and municipals	187,243	-	186,717	526
Mortgage-backed securities	159,129	-	159,076	53
Corporate debt securities	12,169	-	3,640	8,529
Equity securities	4,783	4,783	-	-
Securities AFS, December 31, 2016	$365,287	$4,783	$351,396	$9,108

The following is a description of the valuation methodologies used by the Company for the Securities AFS noted in the tables of this footnote. Where quoted market prices on securities exchanges are available, the investment is classified as Level 1. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include mortgage-related securities and obligations of state, county and municipals. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include corporate debt securities, which include trust preferred security investments. At March 31, 2017 and December 31, 2016, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on receipt of par from refinances for the auction rate securities and the internal analysis on the corporate debt securities.

Note 11 - Fair Value Measurements, continued

The following table presents the Company’s impaired loans and other real estate owned (“OREO”) measured at fair value on a nonrecurring basis for the periods presented.

Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2017:
Impaired loans	$12,730	$-	$-	$12,730
OREO	2,298	-	-	2,298
December 31, 2016:
Impaired loans	$19,217	$-	$-	$19,217
OREO	2,059	-	-	2,059

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

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2017 and December 31, 2016 are shown below.

March 31, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$44,279	$44,279	$44,279	$-	$-
Certificates of deposit in other banks	3,235	3,228	-	3,228	-
Securities AFS	404,358	404,358	5,133	390,152	9,073
Other investments	11,670	11,670	-	9,950	1,720
Loans held for sale	3,818	3,880	-	3,880	-
Loans, net	1,606,090	1,624,157	-	-	1,624,157
BOLI	54,535	54,535	54,535	-	-
MSR asset	2,024	2,401	-	-	2,401

Financial liabilities:
Deposits	$1,946,271	$1,945,906	$-	$-	$1,945,906
Short-term borrowings	6,000	6,000	6,000	-	-
Notes payable	1,000	1,001	-	1,001	-
Junior subordinated debentures	24,840	24,201	-	-	24,201
Subordinated notes	11,894	11,399	-	-	11,399

December 31, 2016
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$129,103	$129,103	$129,103	$-	$-
Certificates of deposit in other banks	3,984	3,992	-	3,992	-
Securities AFS	365,287	365,287	4,783	351,396	9,108
Other investments	17,499	17,499	-	15,779	1,720
Loans held for sale	6,913	6,968	-	6,968	-
Loans, net	1,557,087	1,568,676	-	-	1,568,676
BOLI	54,134	54,134	54,134	-	-
MSR asset	1,922	2,013	-	-	2,013

Financial liabilities:
Deposits	$1,969,986	$1,969,973	$-	$-	$1,969,973
Notes payable	1,000	1,002	-	1,002	-
Junior subordinated debentures	24,732	24,095	-	-	24,095
Subordinated notes	11,885	11,459	-	-	11,459

Note 11 - Fair Value Measurements, continued

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

Off-balance-sheet instruments: The estimated fair value of letters of credit at March 31, 2017 and December 31, 2016 was insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at March 31, 2017 and December 31, 2016.

Note 11 - Fair Value Measurements, continued

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

Note 12 – Pending Merger Transaction

On November 4, 2016 Nicolet announced the signing of a definitive merger agreement (“First Menasha Merger Agreement”) with First Menasha Bancshares, Inc. (“First Menasha”) under which First Menasha will merge with and into Nicolet to create the largest community bank in the Fox Valley area of Wisconsin. Based upon the financial results as of March 31, 2017, the combined company would have total assets of approximately $2.7 billion, deposits of $2.3 billion and loans of $2.0 billion. The merger transaction is expected to close on April 28, 2017 and is subject to customary closing conditions, including approval by shareholders of First Menasha and regulatory approvals. Since the merger transaction is expected to close on April 28, 2017, the Company is not able to make the disclosures required by purchase accounting standards as management has not yet completed the initial accounting for this business combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nicolet Bankshares, Inc. is a bank holding company headquartered in Green Bay, Wisconsin, providing a diversified range of traditional commercial and retail banking services, as well as wealth management services, to individuals, business owners, and businesses in its market area primarily through, as of March 31, 2017, the 34 bank branch offices of its banking subsidiary, Nicolet National Bank (the “Bank”), located within 10 Wisconsin counties (Brown, Door, Outagamie, Kewaunee, Marinette, Taylor, Clark, Marathon, Oneida, and Vilas) and in Menominee, Michigan.

Overview

At March 31, 2017, Nicolet Bankshares, Inc. and its subsidiaries (“Nicolet” or the “Company”) had total assets of $2.3 billion, loans of $1.6 billion, deposits of $1.9 billion and total stockholders’ equity of $285 million, compared to $2.3 billion, $1.6 billion, $2.0 billion, and $276 million, respectively, as of December 31, 2016. Nicolet completed two transactions in the first half of 2016 (the “2016 acquisitions”), which are detailed in Note 2, “Acquisitions” of the notes to unaudited consolidated financial statements. On April 29, 2016, Nicolet completed its transformative stock-for-stock merger with Baylake Corp. (“Baylake”), which added a dominant position in Door County, Wisconsin, based on deposit market share. At the time of the Baylake merger and based on estimated fair values, assets of $1.0 billion, loans of $0.7 billion, deposits of $0.8 billion, core deposit intangible of $17 million and goodwill of $66 million were added to the consolidated balance sheet, for a total purchase price of approximately $164 million, including the issuance of 4.3 million shares of Nicolet common stock and assumption of outstanding Baylake equity awards. On a smaller scale, Nicolet completed on April 1, 2016 its private transaction to hire a select group of financial advisors and to purchase their respective books of business and operating platform, to enhance the leadership and future growth of Nicolet’s wealth management business. In this transaction, Nicolet paid total initial consideration of $4.9 million (including $2.6 million in common stock), accrued an earn-out liability of $1.5 million, recorded $0.4 million of goodwill, $0.2 million of fixed assets and $4.3 million of customer relationship intangibles. Nicolet remains focused on optimizing revenue and cost efficiencies from its acquired scale.

Consistent with Nicolet’s stated interest in strategic growth, Nicolet is nearing the consummation and integration of its previously announced acquisition. Nicolet and First Menasha Bancshares, Inc. (“First Menasha”) announced and signed a definitive merger agreement in November 2016 (the “First Menasha Merger Agreement”), under which First Menasha will merge with and into Nicolet to create the largest community bank in the Fox Valley area of Wisconsin. First Menasha shareholders will receive, at the election of each holder, cash of $131.50 per share of First Menasha common stock or 3.411 shares of Nicolet common stock for each share of First Menasha common stock (the “Exchange Ratio”), subject to proration procedures such that no less than 146,800 shares and no more than 234,900 shares of First Menasha common stock is exchanged for cash. Further, the First Menasha Merger Agreement provides that the Exchange Ratio is fixed at 3.411 unless the Nicolet Common Stock Price is (a) greater than $43.55, to which the Exchange Ratio would become floating at the quotient of $148.55 divided by the Nicolet Common Stock Price, or (b) less than $33.55, to which the Exchange Ratio would become floating at the quotient of $114.44 divided by the Nicolet Common Stock Price. Based upon Nicolet’s Common Stock Price of $47.52 as defined in the First Menasha Merger Agreement and measured as of April 25, 2017, the Exchange Ratio is expected to be 3.126. The acquisition has received all regulatory and shareholder approvals, and is on target for an April 28, 2017 consummation. The merger is expected to improve profitability through efficiency, leverage the strengths of each bank across the combined customer base, and add liquidity and shareholder value. Based upon the financial position as of March 31, 2017, the combined company would have total assets of $2.7 billion, deposits of $2.3 billion and loans of $2.0 billion, and an expanded geography. Appropriately, other than direct merger and integration costs being expensed as incurred, the First Menasha transaction is not included in Nicolet’s financial position or financial results as of March 31, 2017.

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

Branch Closures

In March 2017, Nicolet closed two branches, one in close proximity to another Nicolet branch and one that was an outlier branch. Since Nicolet implemented its plan in 2015 to eliminate costs associated with branches in overlapping or outlier geographies from its recent acquisitions, Nicolet’s branch count has declined by 12 locations, with two sold, two closed concurrent with the Baylake transaction, and eight additional branches closed through March 31, 2017. As a result, Nicolet operates 34 branches in Northeast and Central Wisconsin and the upper peninsula of Michigan, as of March 31, 2017.

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

The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at March 31, 2017. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the ALLL. These agencies may require Nicolet to make additions to the ALLL based on their judgments of collectability based on information available to them at the time of their examination.

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

Management’s Discussion and Analysis

The following discussion is Nicolet management’s analysis of the consolidated financial condition as of March 31, 2017 and December 31, 2016 and results of operations for the three-month periods ended March 31, 2017 and 2016. It should be read in conjunction with Nicolet’s audited consolidated financial statements as of December 31, 2016 and 2015, and for the three years ended December 31, 2016, included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2016.

Evaluation of financial performance and average balances between 2017 and 2016 was impacted in general from the timing of the two 2016 acquisitions. Since the balances and results of operations of the acquired entities are appropriately not included in the accompanying consolidated financial statements until their consummation dates, income statement results and average balances for 2017 included full contributions from the 2016 acquisitions versus no or partial contributions in 2016 periods until the respective consummation dates. The inclusion of the Baylake balance sheet (at about 83% of Nicolet’s pre-merger asset size) and operational results for approximately eight months in 2016 analytically explains most of the increase in certain average balances and income statement line items between 2017 and 2016, while the financial advisory business acquisition primarily impacts the brokerage fee income, personnel expense and certain other expense line items. In addition, the 2016 acquisitions and the pending First Menasha transaction impacted pre-tax net income by inclusion of non-recurring direct merger expenses of approximately $1.3 million in 2016 ($0.4 million, $0.4 million, $0.1 million and $0.4 million in first through fourth quarters, respectively) and $0.2 million in the first quarter of 2017, along with a $1.7 million lease termination charge in second quarter 2016 related to a Nicolet branch closed concurrent with the Baylake merger.

Nicolet’s current focus is on the consummation and integration of its pending First Menasha acquisition, gaining efficiencies from increased scale, and organic growth in our expanded markets and in brokerage services. The First Menasha transaction is a cash and stock transaction, subject to proration procedures and other terms and limitations as outlined in the First Menasha Merger Agreement. It is on target for an April 28, 2017 consummation and has received all necessary approvals by regulators and by First Menasha shareholders. Based upon the financial results as of March 31, 2017, the combined company would have approximately $2.7 billion in assets, $2.0 billion in loans and $2.3 billion in deposits, prior to any purchase accounting fair value marks. Appropriately, the transaction will not be included in Nicolet’s financial position or financial results until its consummation date in 2017. Nicolet plans on closing one existing branch concurrent upon consummation of the First Menasha transaction (which will bring in five new branch locations).

Performance Summary

Nicolet reported net income of $6.2 million for the three months ended March 31, 2017, a 134% increase over $2.7 million for the first three months of 2016. Net income available to common shareholders was $6.2 million, or $0.69 per diluted common share for the first quarter of 2017. Comparatively, after $112,000 of preferred stock dividends, net income available to common shareholders was $2.5 million, or $0.57 per diluted common share for the first quarter of 2016. Beginning March 1, 2016, the annual dividend rate on preferred stock moved from 1% to 9% in accordance with the contractual terms. Nicolet redeemed its outstanding preferred stock in full in September 2016, explaining the difference in preferred stock dividends between the first quarter periods.

•	Net interest income was $21.3 million for the first three months of 2017, an increase of $10.6 million or 99% from the first three months of 2016, including $2.1 million higher aggregate discount accretion income between the periods. The improvement was primarily the result of favorable volume and mix variances (driven by the addition of Baylake net interest-earning assets albeit at lower yields, as well as organic growth), and net favorable rate variances, largely from lower cost of funds. On a tax-equivalent basis, the earning asset yield was 4.67% for the first three months of 2017, 20 basis points (“bps”) higher than the comparable period in 2016, influenced by more earning assets in loans and investments than in low-earning cash and higher aggregate discount accretion income. The cost of funds was 0.47% for the first quarter of 2017, 30 bps lower than 2016, driven by a lower cost of deposits (largely due to the addition of Baylake deposits at lower rates) between the comparable periods. As a result, the interest rate spread was 4.20% for the first quarter of 2017, 50 bps higher than the comparable quarter in 2016. The net interest margin was 4.32%, 45 bps over the first quarter of 2016.

•	Noninterest income was $6.8 million for the first three months of 2017 compared to $3.9 million for the first three months of 2016, aided largely by the 2016 acquisitions. Brokerage fee income increased $0.9 million or 306% attributable to the 2016 financial advisor business acquisition. Service charges on deposit accounts increased $0.4 million or 70% due to larger volumes of deposit accounts. Net mortgage income increased $0.3 million or 47% due to greater secondary mortgage production and sales aided by a broader geographic footprint and increased net servicing fees on the growing portfolio serviced for others. Trust services fee income increased $0.3 million or 26% due to increased assets under management. Other income increased $0.7 million or 115% due mostly to higher interchange income (up $0.5 million) and income from equity in UFS, a data processing company acquired in the Baylake merger (up $0.1 million).

•	Noninterest expense for the first three months of 2017 was $18.3 million (including approximately $0.2 million attributable to non-recurring merger-based expenses such as legal and conversion processing costs related to the in-process merger) compared to $10.0 million for the comparable period in 2016 (including $0.4 million merger-related expenses). The $8.3 million (83%) increase between the first quarter periods was primarily attributable to a larger operating base due to the 2016 acquisitions. Additionally, the $0.9 million increase in intangibles amortization was exclusively attributed to the 2016 acquisitions. Other expenses for the 2017 period also included $0.2 million related to the in-process implementation of a customer relationship management system that began in the fourth quarter of 2016.

•	Loans were $1.62 billion at March 31, 2017, up $49 million or 3% from $1.57 billion at December 31, 2016. Loans grew $0.7 billion or 82% over $889 million at March 31, 2016, largely driven by $0.7 billion of lower yielding loans acquired in the Baylake acquisition. Between the comparative three-month periods, average loans were $1.60 billion yielding 5.30% in 2017, compared to $885 million yielding 5.19% in 2016, an 81% increase in average balances. The 11 bps increase in loan yield was largely due to $2.1 million of higher aggregate discount accretion income on acquired loans between the first quarter periods (inclusive of $1.2 million higher discount income related to favorably resolved purchased credit impaired loans), partially offset by downward pressure on rates of new and renewing loans in the competitive rate environment.

•	Total deposits were $1.95 billion at March 31, 2017, down $24 million or 1% from $1.97 billion at December 31, 2016 (consistent with a customary pattern of seasonal deposit fluctuation following year ends through the first three months of the year). Deposits grew $0.9 billion or 80% over $1.08 billion at March 31, 2016. Between the comparative three-month periods, average total deposits were up $0.9 billion or 81%, attributable to the Baylake acquisition, with noninterest-bearing demand deposits representing 23% and 21% of total deposits for the three month periods ended March 31, 2017 and 2016, respectively. Interest-bearing deposits cost 0.33%, down 22 bps from 0.55% for the same period in 2016, benefiting from the inclusion of Baylake deposits carrying a lower overall cost.

•	Asset quality measures remained strong and showed improvement during the quarter ended March 31, 2017. Nonperforming assets were $16.0 million at March 31, 2017, compared to $22.3 million at year end 2016 and $4.8 million a year ago. As a percentage of total assets, nonperforming assets were 0.70% at March 31, 2017, 0.97% at December 31, 2016, and 0.39% at March 31, 2016. The elevation in ratios from a year ago was due to assets acquired in the Baylake merger, while the improvement since year-end 2016 was mostly attributable to resolution of a large purchased credit impaired loan. The allowance for loan losses was $12.2 million at March 31, 2017 (representing 0.75% of loans), compared to $11.8 at December 31, 2016 (representing 0.75% of loans), and $10.5 million at March 31, 2016 (representing 1.18% of loans). The provision for loan losses was $0.4 million with net charge-offs of $0.1 million for the first three months of 2017, versus provision of $0.4 million and $0.2 million of net charge-offs for the comparable 2016 period. The decline in the ratio of the ALLL to loans primarily resulted from recording the Baylake loan portfolio at fair value with no carryover of its allowance at the time of the merger.

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

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $21.3 million in the first three months of 2017, 99% higher than $10.7 million in the first three months of 2016. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 34% tax rate) were $0.6 million for the first three months of 2017 and $0.3 million for the first three months of 2016, resulting in taxable equivalent net interest income of $21.9 million and $11.0 million, respectively.

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

Table 1: Quarterly Net Interest Income Analysis

	For the Three Months Ended March 31,
	2017			2016
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$1,599,701	$21,185	5.30%	$885,037	$11,592	5.19%
Investment securities
Taxable	208,833	1,069	2.05%	77,596	404	2.09%
Tax-exempt (2)	159,308	1,062	2.67%	87,538	518	2.37%
Other interest-earning assets	60,449	354	2.35%	77,000	193	1.00%
Total interest-earning assets	2,028,291	$23,670	4.67%	1,127,171	$12,707	4.47%
Cash and due from banks	35,437			31,763
Other assets	209,108			67,431
Total assets	$2,272,836			$1,226,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$224,889	$58	0.10%	$141,962	$51	0.14%
Interest-bearing demand	405,439	402	0.40%	230,996	407	0.71%
MMA	552,418	194	0.14%	259,163	83	0.13%
Core CDs and IRAs	274,940	510	0.75%	180,411	513	1.14%
Brokered deposits	22,510	23	0.41%	27,883	101	1.47%
Total interest-bearing deposits	1,480,196	1,187	0.33%	840,415	1,155	0.55%
Other interest-bearing liabilities	46,584	579	4.97%	39,814	535	5.33%
Total interest-bearing liabilities	1,526,780	1,766	0.47%	880,229	1,690	0.77%
Noninterest-bearing demand	448,866			224,834
Other liabilities	17,002			8,595
Total equity	280,188			112,707
Total liabilities and stockholders’ equity	$2,272,836			$1,226,365
Net interest income and rate spread		$21,904	4.20%		$11,017	3.70%
Net interest margin			4.32%			3.87%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% and adjusted for the disallowance of interest expense.

Table 2: Quarterly Volume/Rate Variance

Comparison of the three months ended March 31, 2017 versus the three months ended March 31, 2016 follows:

	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net
Earning assets

Loans	$9,416	$177	$9,593
Investment securities
Taxable	606	59	665
Tax-exempt	471	73	544
Other interest-earning assets	94	67	161

Total interest-earning assets	$10,587	$376	$10,963

Interest-bearing liabilities
Savings deposits	$24	$(17)	$7
Interest-bearing demand	221	(226)	(5)
MMA	102	9	111
Core CDs and IRAs	211	(214)	(3)
Brokered deposits	(16)	(62)	(78)

Total interest-bearing deposits	542	(510)	32
Other interest-bearing liabilities	117	(73)	44

Total interest-bearing liabilities	659	(583)	76
Net interest income	$9,928	$959	$10,887

Table 3: Interest Rate Spread, Margin and Average Balance Mix

	Three Months Ended March 31,
	2017			2016
(in thousands)	Average Balance	% of Earning Assets	Yield/Rate	Average Balance	% of Earning Assets	Yield/Rate
Total loans	$1,599,701	78.9%	5.30%	$885,037	78.5%	5.19%
Securities and other earning assets	428,590	21.1%	2.32%	242,134	21.5%	1.84%
Total interest-earning assets	$2,028,291	100.0%	4.67%	$1,127,171	100.0%	4.47%

Interest-bearing liabilities	$1,526,780	75.3%	0.47%	$880,229	78.1%	0.77%
Noninterest-bearing funds, net	501,511	24.7%		246,942	21.9%
Total funds sources	$2,028,291	100.0%	0.35%	$1,127,171	100.0%	0.55%
Interest rate spread			4.20%			3.70%
Contribution from net free funds			0.12%			0.17%
Net interest margin			4.32%			3.87%

Taxable-equivalent net interest income was $21.9 million and $11.0 million for the first three months of 2017 and 2016, respectively, up $10.9 million or 99%, with $9.9 million from favorable volume and mix variances (due to the addition of Baylake net interest earning assets, as well as organic growth), and $1.0 million from favorable rate variances (from both a lower cost of funds and higher earning asset yield) between the periods. Taxable equivalent interest income on earning assets increased $11.0 million or 86% between the three-month periods, with $9.6 million more interest from loans ($9.4 million from greater volume and $0.2 million from rates (with $2.1 million in higher aggregate discount accretion income more than offsetting lower underlying loan yields mainly from the acquired Baylake portfolio)), $1.2 million more interest from total investments (mostly volume-based), and $0.2 million more interest from other earning assets. Interest expense increased $0.1 million, led by $0.7 million higher interest on interest-bearing liabilities due to volume variances (mostly acquired deposits), partially offset by $0.6 million of favorable rate variances due to lower cost funding (largely from inclusion of Baylake deposits carrying a lower overall cost).

The taxable-equivalent net interest margin was 4.32% for the first three months of 2017, up 45 bps versus the first three months of 2016. The interest rate spread increased 50 bps between the first quarter periods, with a favorable increase in the earning asset yield (up 20 bps to 4.67% for first quarter 2017), and an improvement in the cost of funds (down 30 bps to 0.47% for first quarter 2017). The contribution from net free funds decreased by 5 bps, mostly due to lower costs on the funding side of the balance sheet. Since January 1, 2016, the Federal Reserve raised short-term interest rates by 50 bps to 75 bps as of March 31, 2017 (up 25 bps in December 2016 and up 25 bps in March 2017). These increases have impacted the rate earned on cash and the cost of short-term borrowings, but have not significantly influenced rates further out on the yield curve; and thus, have only marginally impacted new investment yields or new loan pricing. Additionally, while both 2017 and 2016 periods are experiencing favorable income from discount accretion on acquired loans, particularly where such loans pay or resolve at better than their carrying values, such favorable interest flow can be sporadic and will diminish over time.

The earning asset yield was influenced largely by the mix of underlying earning assets, particularly carrying a higher proportion of loans and investments (each at higher yields in the 2017 period than the 2016 period) and a lower proportion of low-earning cash. Loans, investments and other interest earning assets (mostly low-earning cash) represented 79%, 18% and 3% of average earning assets, respectively, for the first three months of 2017, and 79%, 14%, and 7%, respectively, for the comparable 2016 quarter. Loans yielded 5.30% and 5.19%, respectively, for the first three months of 2017 and 2016, while non-loan earning assets combined yielded 2.32% and 1.84%, respectively, for the first quarter periods. The 11 bps increase in loan yield between the three-month periods was largely due to the higher aggregate discount accretion on acquired loans between periods, partially offset by continued pricing pressure on new and renewing loans.

Average interest-earning assets were $2.0 billion for the first three months of 2017, $0.9 billion, or 80% higher than the first three months of 2016. The change consisted of an increase in average loans (up 81% to $1.6 billion), a $203 million increase in investment securities (up 123% to $368 million) and a $17 million decrease in other interest-earning assets, predominantly low earning cash.

Nicolet’s cost of funds decreased 30 bps to 0.47% for the first three months of 2017 compared to a year ago. The average cost of interest-bearing deposits (which represent 97% and 95% of average interest-bearing liabilities for the three months ended March 31, 2017 and 2016, respectively), was 0.33% for the first three months of 2017, down 22 bps from the first three months of 2016, largely attributable to inclusion of Baylake deposits carrying a lower overall cost.

Average interest-bearing liabilities were $1.5 billion for the first three months of 2017, up $647 million or 73% from the comparable period in 2016, predominantly attributable to acquired balances. Interest-bearing deposits represented 97% and 95% of average interest-bearing liabilities for the first three months of 2017 and 2016, respectively, while the mix of average interest-bearing deposits moved from higher costing core CDs to lower costing transaction accounts, improving the overall deposit cost between the three-month periods.

Provision for Loan Losses

The provision for loan losses for both the three months ended March 31, 2017 and 2016 was $0.4 million, exceeding net charge-offs of $0.1 million and $0.2 million in the three-month periods ending March 31, 2017 and 2016, respectively. Asset quality trends remained strong with continued resolutions of problem loans. The ALLL was $12.2 million (0.75% of loans) at March 31, 2017, compared to $11.8 million (0.75% of loans) at December 31, 2016 and $10.5 million (1.18% of loans) at March 31, 2016. The decline in this ratio from March 31, 2016 is primarily due to recording the Baylake loan portfolio at fair value with no carryover of its allowance at the time of the merger.

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

Noninterest Income

Table 4: Noninterest Income

	For the three months ended March 31,
	2017	2016	$ Change	% Change
(in thousands)
Service charges on deposit accounts	$1,008	$593	$415	70.0%
Mortgage income, net	842	571	271	47.5
Trust services fee income	1,467	1,162	305	26.2
Brokerage fee income	1,259	310	949	306.1
Bank owned life insurance (“BOLI”)	401	250	151	60.4
Rent income	272	262	10	3.8
Investment advisory fees	156	100	56	56.0
Loss on sale or write-down of assets, net	(6)	(5)	(1)	20.0
Other income	1,370	635	735	115.7
Total noninterest income	$6,769	$3,878	$2,891	74.5%
Noninterest income without net loss	$6,775	$3,883	$2,892	74.5%
Included in Other income:
Debit and credit card interchange income	$980	$457	$523	114.4%

Noninterest income was $6.8 million for the first three months of 2017, compared to $3.9 million for the first three months of 2016, aided largely by the 2016 acquisitions.

The 2017 activity in net loss on sale or write-down of assets consisted of a $0.4 million gain on the sale of a former bank branch, offset by $0.4 million of net losses and write-downs on assets and OREO properties, predominantly the fair market value loss on two closed bank branches transferred to OREO. The 2016 activity was not significant individually or in the aggregate.

Service charges on deposit accounts were $1.0 million for the first three months of 2017, up $0.4 million or 70.0% over the first three months of 2016, resulting from an increased number of accounts mostly from the Baylake acquisition.

Mortgage income represents net gains received from the sale of residential real estate loans service-released and service-retained into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees, offsetting MSR amortization, valuation changes, if any, and to a smaller degree some related income. Net mortgage income increased $0.3 million or 47.5% between the comparable first quarter periods due to greater secondary mortgage production and sales aided by a broader geographic footprint and increased net servicing fees on the growing portfolio of mortgage loans serviced for others.

Trust service fees were up $0.3 million or 26.2% between the first quarter periods due to service fees on additional assets under management. Between the first quarter periods, brokerage fees were up significantly, up $1.0 million or 306.1%, attributable to the new wealth business acquired in the 2016 acquisition of financial advisory personnel and their books of business.

BOLI income was up $0.2 million or 60.4% for the first three months of 2017 when compared to 2016 due to additional insurance purchases in 2016. Other noninterest income was $1.4 million, up $0.7 million or 115.7% over the first quarter of 2016, mostly attributable to an increase in debit and credit card interchange fees, up $0.5 million or 114.4% on higher volume and activity, and income from equity in UFS, a data processing company acquired in the Baylake merger, up $0.1 million.

Noninterest Expense

Table 5: Noninterest Expense

	For the three months ended March 31,
	2017	2016	$ Change	% Change
(in thousands)
Personnel	$9,933	$5,348	$4,585	85.7%
Occupancy, equipment and office	2,831	1,798	1,033	57.5
Business development and marketing	929	578	351	60.7
Data processing	1,983	1,156	827	71.5
FDIC assessments	232	143	89	62.2
Intangibles amortization	1,162	249	913	366.7
Other expense	1,253	746	507	68.0
Total noninterest expense	$18,323	$10,018	$8,305	82.9%

Total noninterest expense was $18.3 million for the first three months of 2017 (including approximately $0.2 million attributable to non-recurring, merger-based expenses such as legal and conversion processing costs related to the in-process merger), compared to $10.0 million for the comparable period in 2016 (including $0.4 million merger-related expenses). The $8.3 million, or 82.9%, increase between the first quarter periods was primarily attributable to the larger operating base as a result of the 2016 acquisitions. All expense categories showed significant increases from the same period in 2016, though fairly controlled considering the size of Baylake added in April 2016 (at about 83% of Nicolet’s pre-merger asset size) and the expansion of the wealth business platform since early 2016.

Personnel expense was $9.9 million for the first three months of 2017, up $4.6 million or 85.7% compared to the first three months of 2016, largely due to the expanded workforce resulting from the 2016 acquisitions, as well as from merit increases between the periods, incentives timing, and higher health and other benefits costs. Full time equivalent employees were 486 at March 31, 2017 compared to 281 at March 31, 2016, a 73% increase.

Occupancy, equipment and office expense was $2.8 million for the first three months of 2017, up $1.0 million or 57.5% compared to 2016, primarily the result of the larger operating base.

Business development and marketing expense increased $0.4 million, or 60.7%, between the comparable three-month periods, largely due to the expanded operating base influencing additional marketing, promotions and media.

Data processing expenses, which are primarily volume-based, rose $0.8 million or 71.5% between the first quarter periods attributable to the Baylake acquisition. Intangible amortization increased due to the addition of core deposit intangible related to the Baylake acquisition and of customer list intangible acquired as part of the 2016 financial advisor business acquisition. Other noninterest expense increased $0.5 million or 67.8% between the first quarter periods, of which $0.2 million in 2017 was associated with the in-process implementation of a customer relationship system that began in the fourth quarter of 2016.

Income Taxes

For the three-month periods ending March 31, 2017 and 2016, income tax expense was $3.0 million and $1.4 million, respectively. Included in the first quarter of 2017 is a tax benefit of $0.1 million related to the exercise of stock options and restricted stock vesting in accordance with ASU 2016-09. U.S. GAAP requires that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. No valuation allowance was determined to be necessary as of March 31, 2017 or December 31, 2016.

BALANCE SHEET ANALYSIS

Loans

Nicolet services a diverse customer base throughout Northeast and Central Wisconsin and in Menominee, Michigan including the following industries: manufacturing, agriculture, wholesaling, retail, service, and businesses supporting the general building industry. It continues to concentrate its efforts on originating loans in its local markets and assisting its current loan customers. It actively utilizes government loan programs such as those provided by the U.S. Small Business Administration to help customers run their daily operations and position their businesses for the future.

Nicolet’s primary lending function is to make 1) commercial loans, consisting of commercial, industrial and business loans and lines of credit, owner-occupied commercial real estate (“owner-occupied CRE”) loans and agricultural (“AG”) production loans; 2) non-owner occupied commercial real estate loans (“CRE investment”), consisting of commercial real estate investment loans, AG real estate, and construction and land development loans; 3) residential real estate loans, including residential first mortgages, residential junior mortgages (such as home equity loans and lines), and to a lesser degree residential construction loans; and 4) retail and other loans . Using these four broad groups the mix of loans at March 31, 2017 was 54% commercial, 19% CRE investment loans, 26% residential real estate, and 1% retail and other loans.

Total loans were $1.61 billion at March 31, 2017 compared to $1.56 billion at December 31, 2016 an increase of $49 million or 3%. Compared to March 31, 2016, loans grew $730 million or 82%. On average, loans were $1.6 billion and $885 million for the first three months of 2017 and 2016, respectively, up 81%.

Table 6: Period End Loan Composition

	March 31, 2017		December 31, 2016		March 31, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$468,265	29.0%	$428,270	27.3%	$305,994	34.4%
Owner-occupied CRE	368,607	22.8	360,227	23.0	181,851	20.5
AG production	35,037	2.2	34,767	2.2	13,735	1.5
AG real estate	48,499	3.0	45,234	2.9	40,826	4.6
CRE investment	191,274	11.8	195,879	12.5	81,727	9.2
Construction & land development	75,964	4.7	74,988	4.8	38,815	4.4
Residential construction	18,390	1.1	23,392	1.5	11,552	1.3
Residential first mortgage	304,479	18.8	300,304	19.1	157,248	17.7
Residential junior mortgage	92,880	5.7	91,331	5.8	50,427	5.7
Retail & other	14,884	0.9	14,515	0.9	6,533	0.7
Total loans	$1,618,279	100.0%	$1,568,907	100.0%	$888,708	100.0%

Broadly, commercial-based loans (i.e. commercial, AG, owner-occupied CRE, CRE investment and construction loans combined) versus retail-based loans (i.e. residential real estate and other retail loans) were unchanged at approximately 73% commercial-based and 27% retail-based at March 31, 2017 and December 31, 2016. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively as well as the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.

Commercial and industrial loans consist primarily of commercial loans to small businesses within a diverse range of industries and, to a lesser degree, to municipalities. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans increased $40 million since year end 2016. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and increased to 29.0% of the total portfolio at March 31, 2017, up from 27.3% at December 31, 2016.

Owner-occupied CRE loans decreased to 22.8% of loans at March 31, 2017 from 23.0% at December 31, 2016 and primarily consist of loans within a diverse range of industries secured by business real estate that is occupied by borrowers (i.e. who operate their businesses out of the underlying collateral) and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, as well as on the value of underlying collateral.

Agricultural production and agricultural real estate loans consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland. In total, agricultural loans increased $3.5 million since year end 2016, representing 5.2% of total loans at March 31, 2017, versus 5.1% at December 31, 2016.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. The balance of these loans decreased $4.6 million since year end 2016, decreasing as a percent of loans from 12.5% to 11.8% at March 31, 2017.

Loans in the construction and land development portfolio represent 4.7% of total loans at March 31, 2017 and such loans provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis. Lending on originated loans in this category has remained steady as a percent of loans. Since December 31, 2016, balances have increased $1.0 million and have decreased slightly as a percent of loans.

On a combined basis, Nicolet’s residential real estate loans represent 25.6% of total loans at March 31, 2017 and 26.4% at year-end 2016, while balances increased slightly, up $0.7 million from December 31, 2016. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. Across the industry, home equities generally involve loans that are in second or junior lien positions, but Nicolet has secured many such loans in a first lien position, further mitigating the portfolio risks. Nicolet has not experienced significant losses in its residential real estate loans; however, if market values in the residential real estate markets decline, particularly in Nicolet’s market area, rising loan-to-value ratios could cause an increase in the provision for loan losses. As part of its management of originating residential mortgage loans, Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with or without retaining the servicing rights. Mortgage loans retained in the portfolio are typically of high quality and have historically had low net charge-off rates.

Loans in the retail and other classification represent less than 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and/or guaranty positions. The loan balances in this portfolio remained relatively unchanged from December 31, 2016 to March 31, 2017.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2017, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

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

Management allocates the ALLL by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve for the estimated shortfall is established for all loans determined to be impaired. The specific reserve in the ALLL is equal to the aggregate collateral or discounted cash flow shortfall calculated from the impairment analyses. Loans measured for impairment include nonaccrual loans, non-performing troubled debt-restructurings (“restructured loans”), or other loans determined to be impaired by management. Second, Nicolet’s management allocates ALLL with historical loss rates by loan segment. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels on an annual basis. The look-back period on which the average historical loss rates are determined is a rolling 20-quarter (5 year) average. Lastly, management allocates ALLL to the remaining loan portfolio using the qualitative factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience of each loan segment. Management conducts its allocation methodology on both the originated loans and on the acquired loans separately to account for differences, such as different loss histories and qualitative factors, between the two segments.

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

At March 31, 2017, the ALLL was $12.2 million compared to $11.8 million at December 31, 2016. The three-month increase was a result of a 2017 provision of $0.4 million offset by 2017 net charge-offs of less than $0.1 million. Comparatively, the provision for loan losses in the first three months of 2016 was $0.4 million and net charge-offs were $0.2 million. Annualized net charge-offs as a percent of average loans were 0.02% in the first three months of 2017 compared to 0.10% for the first three months of 2016 and 0.02% for the entire 2016 year. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ratio of the ALLL as a percentage of period-end loans was 0.75% at March 31, 2017 and December 31, 2016, and 1.18% at March 31, 2016. The ALLL to loans ratio is impacted by the accounting treatment of the 2016 and 2013 acquisitions, which combined at their acquisition dates added no ALLL to the numerator and $974 million of loans into the denominator at their then estimated fair values ($691 million in 2016 and $283 million in 2013), net of applicable discounts for credit quality. Acquired loans outstanding were $633 million and $667 million at March 31, 2017 and December 31, 2016, respectively. The related allowance for acquired loans was $2.4 million at March 31, 2017 and December 31, 2016, with the ALLL to loans ratio at 0.37% and 0.36%, respectively. Originated loans outstanding, the related allowance and the ALLL to loans ratio at March 31, 2017 were $985 million, $9.9 million and 1.00%, respectively, compared to $902 million, $9.4 million and 1.05%, respectively, at December 31, 2016.

The largest portions of the ALLL were allocated to commercial & industrial loans and owner-occupied CRE loans combined, representing 59.2% and 57.5% of the ALLL at March 31, 2017 and December 31, 2016, respectively. The slight reduction in the allocation to these categories since December 31, 2016 was the result of minor changes to allowance allocations in conjunction with changes in loss histories. These categories combined represented 51.8% and 50.3% of total outstanding loans at March 31, 2017 and December 31, 2016, respectively.

Table 7: Loan Loss Experience

	For the three months ended		Year ended
(in thousands)	March 31, 2017	March 31, 2016	December 31, 2016
Allowance for loan losses (ALLL):
Balance at beginning of period	$11,820	$10,307	$10,307
Provision for loan losses	450	450	1,800
Charge-offs	111	240	584
Recoveries	(30)	(13)	(297)
Net charge-offs	81	227	287
Balance at end of period	$12,189	$10,530	$11,820

Net loan charge-offs (recoveries):
Commercial & industrial	$64	$224	$253
Owner-occupied CRE	(13)	(1)	103
Agricultural production	-	-	-
Agricultural real estate	-	-	-
CRE investment	-	(4)	(221)
Construction & land development	13	-	-
Residential construction	-	-	-
Residential first mortgage	(3)	(2)	49
Residential junior mortgage	(1)	(5)	49
Retail & other	21	15	54
Total net loans charged-off	$81	$227	$287

ALLL to total loans	0.75%	1.18%	0.75%
ALLL to net charge-offs	15,048.1%	1,159.7%	4,118.5%
Net charge-offs to average loans, annualized	0.02%	0.10%	0.02%

The allocation of the ALLL is based on Nicolet’s estimate of loss exposure by category of loans and is shown in Table 8 for March 31, 2017 and December 31, 2016.

Table 8: Allocation of the Allowance for Loan Losses

(in thousands)	March 31, 2017	% of Loan Type to Total Loans	December 31, 2016	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$4,386	29.0%	$3,919	27.3%
Owner-occupied CRE	2,835	22.8	2,867	23.0
Agricultural production	148	2.2	150	2.2
Agricultural real estate	295	3.0	285	2.9
CRE investment	1,140	11.8	1,124	12.5
Construction & land development	777	4.7	774	4.8
Residential construction	135	1.1	304	1.5
Residential first mortgage	1,839	18.8	1,784	19.1
Residential junior mortgage	464	5.7	461	5.8
Retail & other	170	0.9	152	0.9
Total ALLL	$12,189	100.0%	$11,820	100.0%

ALLL category as a percent of total ALLL:
Commercial & industrial	35.9%		33.2%
Owner-occupied CRE	23.3		24.3
Agricultural production	1.2		1.3
Agricultural real estate	2.4		2.4
CRE investment	9.4		9.5
Construction & land development	6.4		6.5
Residential construction	1.1		2.6
Residential first mortgage	15.1		15.1
Residential junior mortgage	3.8		3.9
Retail & other	1.4		1.2
Total ALLL	100.0%		100.0%

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $13.7 million (consisting of $0.2 million originated loans and $13.5 million acquired loans) at March 31, 2017 compared to $20.3 million at December 31, 2016 (consisting of $0.3 million originated loans and $20.0 million acquired loans). Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $16.0 million at March 31, 2017 compared to $22.3 million at December 31, 2016. OREO was $2.3 million at March 31, 2017, up slightly from $2.1 million at year end 2016, the majority of which is closed bank branch property. Nonperforming assets as a percent of total assets were 0.70% at March 31, 2017 compared to 0.97% at December 31, 2016.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $9.0 million (1.0% of loans) and $9.2 million (1.0% of loans) at March 31, 2017 and December 31, 2016, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 9: Nonperforming Assets

(in thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Nonaccrual loans:
Commercial & industrial	$352	$358	$1,044
Owner-occupied CRE	2,612	2,894	1,293
AG production	4	9	12
AG real estate	197	208	219
CRE investment	6,662	12,317	593
Construction & land development	924	1,193	270
Residential construction	97	260	—
Residential first mortgage	2,666	2,990	838
Residential junior mortgage	219	56	149
Retail & other	2	—	—
Total nonaccrual loans	13,735	20,285	4,418
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$13,735	$20,285	$4,418
OREO:
Commercial & industrial	$20	$64	$—
CRE investment	—	304	32
Owner-occupied CRE	227	—	29
Construction & land development real estate owned	520	623	—
Residential real estate owned	50	29	—
Bank property real estate owned	1,481	1,039	315
Total OREO	2,298	2,059	376
Total nonperforming assets	$16,033	$22,344	$4,794
Total restructured loans accruing	$—	$—	$—
Ratios
Nonperforming loans to total loans	0.85%	1.29%	0.50%
Nonperforming assets to total loans plus OREO	0.99%	1.42%	0.54%
Nonperforming assets to total assets	0.70%	0.97%	0.39%
ALLL to nonperforming loans	88.7%	58.3%	238.3%
ALLL to total loans	0.75%	0.75%	1.18%

Investment Securities

Table 10: Investment Securities Portfolio

	March 31, 2017			December 31, 2016
(in thousands)	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. Government agency securities	$28,065	$27,970	7%	$1,981	$1,963	1%
State, county and municipals	187,182	184,557	46	191,721	187,243	51
Mortgage-backed securities	154,908	153,378	38	161,309	159,129	44
Corporate debt securities	33,174	33,320	8	12,117	12,169	3
Equity securities	2,631	5,133	1	2,631	4,783	1
Total	$405,960	$404,358	100%	$369,759	$365,287	100%

At March 31, 2017 the total carrying value of investment securities was $404.4 million, up from $365.3 million at December 31, 2016, largely due to purchases in the first quarter of 2017. Investment securities represented 17.6% and 15.9% of total assets at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity.

In addition to securities available for sale, Nicolet has other investments, consisting of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System, respectively), and the Federal Agricultural Mortgage Corporation, as well as equity investments in other privately-traded companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus not liquid, have no ready market or quoted market value, and are carried at cost. The remaining investments have no quoted market prices, and are carried at cost less other than temporary impairment (“OTTI”) charges, if any. Nicolet’s management evaluates all these other investments periodically for impairment, considering financial condition and other available relevant information. Other investments totaled $11.7 million at March 31, 2017 and $17.5 million at December 31, 2016, with the decline attributable primarily to redeemed FHLB stock. One equity investment had an OTTI charge of $0.5 million recorded in the fourth quarter of 2016. There were no OTTI charges recorded in 2017.

Table 11: Investment Securities Portfolio Maturity Distribution

	As of March 31, 2017
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
(in thousands)
U.S. government agency securities	$—	—%	$12,197	0.5%	$15,868	0.1%	$—	—%	$—	—%	$28,065	0.3%	$27,970
State and county municipals (1)	14,086	2.3	69,550	2.7	102,249	2.5	1,298	3.0	—	—	187,183	2.6	184,557
Mortgage-backed securities	—	—	—	—	—	—	—	—	154,908	3.0	154,908	3.0	153,378
Corporate debt securities	—	—	11,104	4.2	14,165	2.9	7,904	5.2	—	—	33,173	3.9	33,320
Equity securities	—	—	—	—	—	—	—	—	2,631	2.4	2,631	2.4	5,133
Total amortized cost	$14,086	2.3%	$92,851	2.6%	$132,282	2.3%	$9,202	4.9%	$157,539	3.0%	$405,960	2.7%	$404,358
Total fair value and carrying value	$14,088		$92,808		$129,623		$9,328		$158,511				$404,358
As a percent of total fair value	3%		23%		32%		2%		40%				100%

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 34% adjusted for the disallowance of interest expense.

Deposits

Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Included in total deposits in Table 12 are brokered deposits of $50.6 million at March 31, 2017 and $20.9 million at December 31, 2016.

Table 12: Deposits

	March 31, 2017		December 31, 2016
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$452,915	23.3%	$482,300	24.5%
Money market and NOW accounts	942,042	48.4%	964,509	49.0%
Savings	234,314	12.0%	221,282	11.2%
Time	317,000	16.3%	301,895	15.3%
Total deposits	$1,946,271	100.0%	$1,969,986	100.0%

Total deposits were $1.95 billion at March 31, 2017, down $24 million or 1% since December 31, 2016. As indicated in the following table, average total deposits were $1.93 billion for the first three months of 2017, up $864 million from the comparable 2016 period, largely attributable to acquired deposits. The mix of average deposits by category between the comparable first quarter periods, with 2017 carrying less in savings and time deposits and more in demand accounts (i.e. noninterest-bearing), money market and NOW accounts.

Table 13: Average Deposits

	For the three months ended
	March 31, 2017		March 31, 2016
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$448,866	23.2%	$224,834	21.1%
Money market and NOW accounts	957,857	49.7%	490,159	46.0%
Savings	224,889	11.7%	141,962	13.3%
Time	297,450	15.4%	208,294	19.6%
Total	$1,929,062	100.0%	$1,065,249	100.0%

Table 14: Maturity Distribution of Certificates of Deposit of $100,000 or More

(in thousands)	March 31, 2017
3 months or less	$41,439
Over 3 months through 6 months	15,560
Over 6 months through 12 months	28,625
Over 12 months	55,628
Total	$141,252

Other Funding Sources

Other funding sources include short-term borrowings ($6 million at March 31, 2017 and zero at December 31, 2016) and long-term borrowings ($38 million at March 31, 2017 and December 31, 2016). Short-term borrowings consist mainly of customer repurchase agreements maturing in less than three months or federal funds purchased. Short-term borrowings increased $6.0 million at March 31, 2017. Long-term borrowings include notes payable (consisting of FHLB advances), junior subordinated debentures (largely qualifying as Tier 1 capital for regulatory purposes given their long maturity dates, even though they are redeemable in whole or in part at par), and subordinated debt (issued in 2015 with 10-year maturities, callable on or after the fifth anniversary date of their respective issuance dates, and qualifying as Tier 2 capital for regulatory purposes). Junior subordinated debentures totaled $24.8 million at March 31, 2017 and $24.7 million at December 31, 2016. Total subordinated notes of $12 million were issued in 2015, with outstanding balances of $12 million at March 31, 2017 and December 31, 2016. Further information regarding these notes payable, junior subordinated debentures, and subordinated notes is located in “Note 8 – Notes Payable,” “Note 9 – Junior Subordinated Debentures,” and “Note 10 – Subordinated Notes” in the notes to the unaudited consolidated financial statements.

Additional funding sources consist of a $10 million available and unused line of credit at the holding company, $143 million of available and unused federal funds purchased lines, and available total borrowing capacity at the FHLB of $285 million of which $15 million was used at March 31, 2017 (consisting of $1 million in outstanding advances, $6 million of overnight borrowings, and $8 million related to collateralized outstanding letters of credit), and borrowing capacity in the brokered deposit market.

Off-Balance Sheet Obligations

As of March 31, 2017 and December 31, 2016, Nicolet had the following commitments that did not appear on its balance sheet:

Table 15: Commitments

	March 31,	December 31,
	2017	2016
(in thousands)
Commitments to extend credit — fixed and variable rate	$529,931	$554,980
Financial letters of credit — fixed rate	12,455	12,444
Standby letters of credit — fixed rate	5,097	4,898

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

Funds are available from a number of basic banking activity sources, including but not limited to the core deposit base, the repayment and maturity of loans, investment securities calls, maturities, and sales, and funds obtained through brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Approximately $21 million of the $404 million investment securities portfolio at March 31, 2017 was pledged to secure public deposits, short-term borrowings, repurchase agreements, and for other purposes as required by law. Other funding sources available include short-term borrowings, federal funds purchased, and long-term borrowings.

Cash and cash equivalents at March 31, 2017 and December 31, 2016 were approximately $44.3 million and $129.1 million, respectively. The decreased cash and cash equivalents since year-end 2016 was predominantly due to deployment to net loan growth and net investment purchases, as well as a net decline in deposit balances consistent with a customary pattern of seasonal deposit fluctuations. Nicolet’s liquidity resources were sufficient as of March 31, 2017 to fund loans and to meet other cash needs as necessary, including the cash portion of the First Menasha acquisition scheduled to close on April 28, 2017.

Interest Rate Sensitivity Management and Impact of Inflation

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

Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps decrease in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on this analysis on financial data at March 31, 2017, the projected changes in net interest income over a one-year time horizon, versus the baseline, was -0.4%, -0.2%, -0.6% and -1.1% for the -200, -100, +100 and +200 bps scenarios, respectively; such results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.

Actual results may differ from these simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and their impact on customer behavior and management strategies.

During the quarter ended March 31, 2017, $26.1 million of Treasury Inflation-Protected Securities (TIPS) were purchased. These securities provide protection against inflation whereby the principal increases with inflation and decreases with deflation, as measured by the Consumer Price Index. When TIPS mature, the greater of the original principal or adjusted principal is paid. Between purchase and maturity, the principal adjustments may vary widely. The interest income and growth in principal are subject to federal income tax but are exempt from state income tax.

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

At March 31, 2017, Nicolet’s capital structure consists of $285.0 million of common stock equity compared to $275.9 common equity at December 31, 2016. Nicolet’s common equity, representing 12.4% of total assets at March 31, 2017 compared to 12.0% at December 31, 2016, continues to reflect capacity to capitalize on opportunities. Nicolet’s common stock was accepted by shareholders as the primary consideration in the recent predominantly stock-for-stock 2016 acquisitions, as described in Note 2 – “Acquisitions,” in the notes to the unaudited consolidated financial statements. Further, Nicolet’s investors have demonstrated a strong commitment to providing common capital when needed, including a December 2008 private placement raising $9.5 million in common capital as we entered the economic crisis and the April 2013 private placement raising $2.9 million in common capital alongside a predominately stock-for-stock 2013 bank acquisition which added $9.7 million in common capital.

As shown in Table 16, Nicolet’s regulatory capital ratios remain well above minimum regulatory ratios. At March 31, 2017, Nicolet’s Total, Tier 1, Common Equity Tier 1 (“CET1”) risk-based ratios and its leverage ratio were 14.0%, 12.7%, 11.4% and 10.6%, respectively, compared to the minimum requirements of 8.0%, 6.0%, 4.5% and 4.0%, respectively. Also, at March 31, 2017, the Bank’s Total, Tier 1, CET1 and leverage ratios were 12.2%, 11.6%, 11.6% and 9.6%, respectively, and qualify the Bank as well-capitalized under the prompt-corrective action framework with hurdles of 10.0%, 8.0%, 6.5% and 5.0%, respectively. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth.

The primary source of income and funds for the parent company is dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by federal regulatory agencies. At March 31, 2017, the Bank could pay dividends of approximately $6.5 million without seeking regulatory approval. During 2016, the Bank paid $35.5 million of dividends (which included a special dividend of $15 million out of Bank surplus), to the parent company, and paid no dividends during the first quarter of 2017.

A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios as of March 31, 2017 and December 31, 2016 are presented in the following table.

Table 16: Capital

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of March 31, 2017:
Company
Total capital	$255,480	13.8%	$148,173	8.0%
Tier 1 capital	231,397	12.5	111,130	6.0
CET1 capital	207,285	11.2	83,347	4.5
Leverage	231,397	10.6	87,756	4.0

Bank
Total capital	$222,750	12.0%	$147,965	8.0%	$184,957	10.0%
Tier 1 capital	210,560	11.4	110,974	6.0	147,965	8.0
CET1 capital	210,560	11.4	83,231	4.5	120,222	6.5
Leverage	210,560	9.6	87,703	4.0	109,629	5.0

As of December 31, 2016:
Company
Total capital	$249,723	13.9%	$144,195	8.0%
Tier I capital	226,018	12.5	108,146	6.0
CET1 capital	202,313	11.2	81,110	4.5
Leverage	226,018	10.3	87,566	4.0

Bank
Total capital	$217,682	12.1%	$144,322	8.0%	$180,403	10.0%
Tier 1 capital	205,862	11.4	108,242	6.0	144,322	8.0
CET1 capital	205,862	11.4	81,181	4.5	117,262	6.5
Leverage	205,862	9.4	87,329	4.0	109,161	5.0

(1)	The total capital ratio is defined as Tier 1 capital plus Tier 2 capital divided by total risk-weighted assets. The Tier 1 capital ratio is defined as Tier 1 capital divided by total risk-weighted assets. The CET1 capital ratio is defined as Tier 1 capital, with deductions for goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities, and limitations on the inclusion of deferred tax assets, mortgage servicing assets and investments in other financial institutions, in each case as provided further in the rules, divided by total risk-weighted assets. The leverage ratio is defined as Tier 1 capital divided by the most recent quarter’s average total assets, adjusted in accordance with regulatory guidelines.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

In July 2013, the Federal Reserve Board and the OCC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. The final rules took effect for Nicolet and the Bank on January 1, 2015, subject to a transition period for certain parts of the rules. The rules permitted certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income, and Nicolet and the Bank made such election in 2015.

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

Future Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued updated guidance to Accounting Standards Update (“ASU”) 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

In January 2017, the FASB issued updated guidance to ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss. The amendments should be applied on a prospective basis. For public companies, the amendments are effective for annual periods beginning after December 15, 2019, including interim periods within those periods. The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

In March 2017, the FASB issued updated guidance to ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public companies, the amendments are effective for annual periods beginning after December 15, 2018, including interim periods within those periods. The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following are Nicolet’s monthly common stock purchases during the first quarter of 2017.

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
	(#)	($)	(#)	(#)
Period
January 1 – January 31, 2017	2,722	$47.70	—	531,000
February 1 – February 28, 2017	1,614	$48.51	—	531,000
March 1 – March 31, 2017	—	—	—	531,000
Total	4,336	$48.00	—	531,000

(a)	During the first quarter of 2017, the Company repurchased 1,639 and 2,697 shares for minimum tax withholding settlements on restricted stock and net settlements of stock options, respectively. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors’ authorization.

(b)	During early 2014, a common stock repurchase program was approved which authorized, with subsequent modifications, the use of up to $30 million to repurchase up to 1,050,000 shares of outstanding common stock. At March 31, 2017, approximately $15.8 million remained available to repurchase up to 531,000 common shares. Using a closing stock price on March 31, 2017 of $47.34, a total of approximately 334,000 shares of common stock could be repurchased under this plan. Nicolet has not repurchased any of its shares under this repurchase program since the announcement of the merger with First Menasha in November 2016.

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

NICOLET BANKSHARES, INC.

April 27, 2017	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

April 27, 2017	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer