Form 10-Q
period 2017-06-30
NICOLET BANKSHARES INC
filed 2017-08-04
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2017 there were 9,864,525 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2017 (Unaudited)	December 31, 2016 (Audited)
Assets
Cash and due from banks	$59,215	$68,056
Interest-earning deposits	51,697	60,320
Federal funds sold	730	727
Cash and cash equivalents	111,642	129,103
Certificates of deposit in other banks	2,985	3,984
Securities available for sale (“AFS”)	418,286	365,287
Other investments	12,939	17,499
Loans held for sale	6,568	6,913
Loans	2,009,964	1,568,907
Allowance for loan losses	(12,591)	(11,820)
Loans, net	1,997,373	1,557,087
Premises and equipment, net	47,401	45,862
Bank owned life insurance (“BOLI”)	63,460	54,134
Goodwill and other intangibles	128,871	87,938
Accrued interest receivable and other assets	36,392	33,072
Total assets	$2,825,917	$2,300,879

Liabilities and Stockholders’ Equity
Liabilities:
Demand	$573,372	$482,300
Money market and NOW accounts	1,170,986	964,509
Savings	265,165	221,282
Time	380,448	301,895
Total deposits	2,389,971	1,969,986
Notes payable	21,787	1,000
Junior subordinated debentures	29,377	24,732
Subordinated notes	11,903	11,885
Accrued interest payable and other liabilities	19,923	16,911
Total liabilities	2,472,961	2,024,514

Stockholders’ Equity:
Common stock	99	86
Additional paid-in capital	268,601	209,700
Retained earnings	83,424	68,888
Accumulated other comprehensive income (loss) (“AOCI”)	260	(2,727)
Total Nicolet Bankshares, Inc. stockholders’ equity	352,384	275,947
Noncontrolling interest	572	418
Total stockholders’ equity and noncontrolling interest	352,956	276,365
Total liabilities, noncontrolling interest and stockholders’ equity	$2,825,917	$2,300,879

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	-	-
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	9,862,615	8,553,292
Common shares issued	9,890,088	8,596,241

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans, including loan fees	$24,673	$16,836	$45,768	$28,406
Investment securities:
Taxable	1,239	762	2,308	1,166
Non-taxable	592	391	1,157	653
Other interest income	376	362	730	555
Total interest income	26,880	18,351	49,963	30,780
Interest expense:
Money market and NOW accounts	779	605	1,375	1,095
Savings and time deposits	886	718	1,477	1,383
Short-term borrowings	51	5	72	5
Notes payable	49	74	52	224
Junior subordinated debentures	429	324	825	550
Subordinated notes	159	159	318	318
Total interest expense	2,353	1,885	4,119	3,575
Net interest income	24,527	16,466	45,844	27,205
Provision for loan losses	450	450	900	900
Net interest income after provision for loan losses	24,077	16,016	44,944	26,305
Noninterest income:
Service charges on deposit accounts	1,121	870	2,129	1,463
Mortgage income, net	1,406	1,132	2,248	1,703
Trust services fee income	1,485	1,465	2,952	2,627
Brokerage fee income	1,433	788	2,692	1,098
Bank owned life insurance	454	312	855	562
Rent income	295	273	567	535
Investment advisory fees	109	95	265	195
Gain on sale or writedown of assets, net	772	100	766	95
Other income	2,010	1,335	3,380	1,970
Total noninterest income	9,085	6,370	15,854	10,248
Noninterest expense:
Personnel	10,983	8,884	20,916	14,232
Occupancy, equipment and office	3,223	2,508	6,054	4,306
Business development and marketing	1,317	790	2,246	1,368
Data processing	2,207	1,421	4,190	2,577
FDIC assessments	145	239	377	382
Intangibles amortization	1,178	874	2,341	1,123
Other expense	1,260	2,803	2,512	3,549
Total noninterest expense	20,313	17,519	38,636	27,537

Income before income tax expense	12,849	4,867	22,162	9,016
Income tax expense	4,440	1,545	7,472	2,994
Net income	8,409	3,322	14,690	6,022
Less: net income attributable to noncontrolling interest	81	65	154	111
Net income attributable to Nicolet Bankshares, Inc.	8,328	3,257	14,536	5,911
Less: preferred stock dividends	-	274	-	386
Net income available to common shareholders	$8,328	$2,983	$14,536	$5,525

Basic earnings per common share	$0.88	$0.41	$1.61	$0.97
Diluted earnings per common share	$0.83	$0.39	$1.53	$0.91
Weighted average common shares outstanding:
Basic	9,515,745	7,257,218	9,052,590	5,719,651
Diluted	9,991,625	7,629,175	9,521,206	6,041,543

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended June 30,		Six months Ended June 30,
	2017	2016	2017	2016
Net income	$8,409	$3,322	$14,690	$6,022
Other comprehensive income, net of tax:
Unrealized gains on securities AFS:
Net unrealized holding gains arising during the period	1,981	1,770	4,851	3,242
Reclassification adjustment for net gains (losses) included in net income	2	(40)	2	(40)
Income tax expense	(746)	(675)	(1,866)	(1,249)
Total other comprehensive income	1,237	1,055	2,987	1,953
Comprehensive income	$9,646	$4,377	$17,677	$7,975

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total
Balance December 31, 2016	$86	$209,700	$68,888	$(2,727)	$418	$276,365
Comprehensive income:
Net income	-	-	14,536	-	154	14,690
Other comprehensive income	-	-	-	2,987	-	2,987
Stock compensation expense	-	919	-	-	-	919
Exercise of stock options, net	1	1,235	-	-	-	1,236
Issuance of common stock	-	114	-	-	-	114
Issuance of common stock in acquisitions, net of capitalized issuance costs of $186	13	60,703	-	-	-	60,716
Purchase and retirement of common stock	(1)	(4,070)	-	-	-	(4,071)
Balance, June 30, 2017	$99	$268,601	$83,424	$260	$572	$352,956

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six months Ended June 30,
	2017	2016
Cash Flows From Operating Activities, net of effects of business combinations:
Net income	$14,690	$6,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,677	3,166
Provision for loan losses	900	900
Increase in cash surrender value of life insurance	(855)	(562)
Stock compensation expense	919	768
Gain on sale or writedown of assets, net	(766)	(95)
Gain on sale of loans held for sale, net	(2,005)	(1,642)
Proceeds from sale of loans held for sale	94,371	89,012
Origination of loans held for sale	(95,399)	(88,830)
Net change in:
Accrued interest receivable and other assets	1,729	(392)
Accrued interest payable and other liabilities	(1,840)	(2,797)
Net cash provided by operating activities	15,421	5,550
Cash Flows From Investing Activities, net of effects of business combinations:
Net decrease in certificates of deposit in other banks	999	490
Net decrease (increase) in loans	(84,385)	6,811
Purchases of securities AFS	(48,436)	(35,738)
Proceeds from sales of securities AFS	10,798	15,849
Proceeds from calls and maturities of securities AFS	25,002	14,327
Purchase of other investments	(891)	(85)
Proceeds from sale of other investments	6,146	-
Net increase in premises and equipment	(1,895)	(2,999)
Proceeds from sales of other real estate and other assets	2,791	314
Proceeds from redemption of BOLI	-	21,549
Net cash received in business combination	9,119	66,517
Net cash provided (used) by investing activities	(80,752)	87,035
Cash Flows From Financing Activities, net of effects of business combinations:
Net increase in deposits	45,074	15,485
Net decrease in short-term borrowings	-	(37,917)
Proceeds from notes payable	10,000	-
Repayments of notes payable	(4,297)	(51,519)
Purchase and retirement of common stock	(3,895)	(281)
Capitalized issuance costs, net	(186)	(260)
Proceeds from issuance of common stock	114	66
Proceeds from exercise of common stock options, net	1,060	227
Cash dividends paid on preferred stock	-	(142)
Net cash provided (used) by financing activities	47,870	(74,341)
Net increase (decrease) in cash and cash equivalents	(17,461)	18,244
Cash and cash equivalents:
Beginning	$129,103	$83,619
Ending	$111,642	$101,863
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,083	$3,375
Cash paid for taxes	4,521	3,150
Transfer of loans and bank premises to other real estate owned	828	33
Capitalized mortgage servicing rights	413	191
Transfer of loans from held for sale to held for investment	3,236	-
Acquisitions
Fair value of assets acquired	439,000	1,035,000
Fair value of liabilities assumed	397,000	937,000
Net assets acquired	42,000	98,000

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

In March 2016, the FASB issued updated guidance to ASU 2016-09: Stock Compensation Improvements to Employee Share-Based Payment Activity intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification on the statement of cash flows. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016. The consolidated financial statements include the impact of the new guidance. The Company adopted the pronouncement as required on January 1, 2017, prospectively, which included a reduction to income tax expense of $0.1 million and $0.2 million for the three months and six months ended June 30, 2017, respectively, for deductions attributable to exercised stock options and vesting of restricted stock.

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

Note 2 – Acquisitions

First Menasha Bancshares, Inc. (“First Menasha”):

On April 28, 2017, the Company consummated its merger with First Menasha pursuant to the Agreement and Plan of Merger by and between the Company and First Menasha dated November 3, 2016, (the “Merger Agreement”), whereby First Menasha was merged with and into the Company, and The First National Bank-Fox Valley, the wholly owned commercial bank subsidiary of First Menasha serving the Fox Valley area of Wisconsin, was merged with and into Nicolet National Bank (the “Bank”). The system integration was completed, and five branches of First Menasha opened, on May 1, 2017, as Nicolet National Bank branches, expanding its presence into Calumet and Winnebago Counties, Wisconsin. Concurrently, Nicolet closed one of its Calumet County locations, bringing the Bank’s footprint to 38 branches as of June 30, 2017.

The purpose of the merger was to continue Nicolet’s interest in strategic growth, consistent with its plan to improve profitability through efficiency, leverage the strengths of each bank across the combined customer base, and add shareholder value. With the merger, Nicolet became the leading community bank to serve the Fox Valley area of Wisconsin.

Pursuant to the Merger Agreement, the final purchase price consisted of issuing 1,309,885 shares of the Company’s common stock (given the final stock-for-stock exchange ratio of 3.126 except for First Menasha shares owned by the Company immediately prior to the time of the merger), for common stock consideration of $62.2 million (based on $47.52 per share, the volume weighted average closing price of the Company’s common stock over the preceding 20 trading day period) plus cash consideration of $19.3 million. Approximately $0.2 million in direct stock issuance costs for the merger were incurred and charged against additional paid in capital.

Upon consummation, the Company added $479 million in assets, $351 million in loans, $375 million in deposits, $4 million in core deposit intangible, and $40 million of goodwill. The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of First Menasha prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective estimated fair values at the date of acquisition. The estimated fair values may be subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period of approximately one year from consummation.

Financial advisor business acquired:

During the first quarter of 2016, Nicolet agreed in a private transaction to hire a select group of financial advisors and purchase their respective books of business, as well as their operating platform, to enhance the leadership and future growth of the Company’s wealth management business. The transaction was effected in phases and completed April 1, 2016. The Company paid $4.9 million total initial consideration, including $0.8 million cash, $2.6 million of Nicolet common stock, and recorded a $1.5 million earn-out liability payable to one principal in the future (which may require adjustment based on change in initial business purchased over a period, but not contingent upon the principal’s employment). The Company initially recorded $0.4 million of goodwill, $0.2 million of fixed assets, and $4.3 million of customer relationship intangibles (a portion amortizing straight-line over 10 years and a portion over 15 years). The transaction impacts the income statement primarily within brokerage income, personnel expense, and intangibles amortization.

Baylake Corp. (“Baylake”):

On April 29, 2016, the Company consummated its merger with Baylake. The system integration was completed, and 21 branches of Baylake opened, on May 2, 2016, as branches of the Bank, expanding its presence into Door, Kewaunee, and Manitowoc Counties, Wisconsin. The Company closed one of its Brown County locations concurrently with the Baylake merger, and closed an additional six branches in the fourth quarter of 2016.

Note 2 – Acquisitions, continued

The purpose of the Baylake merger was for strategic reasons beneficial to the Company. The acquisition was consistent with its plan to drive growth and efficiency through increased scale, leverage the strengths of each bank across the combined customer base, enhance profitability, and add liquidity and shareholder value.

Baylake shareholders received 0.4517 shares of the Company’s common stock for each outstanding share of Baylake common stock (except for Baylake shares pre-owned by the Company at the time of the merger), and cash in lieu of any fractional share. Pre-existing Baylake equity awards (restricted stock units and stock options) immediately vested upon consummation of the merger. The Company issued 0.4517 shares of its common stock for each vesting Baylake restricted stock unit, and Nicolet assumed, after appropriate adjustment by the 0.4517 exchange ratio, all pre-existing Baylake stock options. As a result, the Company issued 4,344,243 shares of the Company’s common stock, for common stock consideration of $163.3 million (based on $37.58 per share, the volume weighted average closing price of the Company’s common stock over the preceding 20 trading day period) and recorded an additional $1.2 million consideration for the assumed stock options. Approximately $0.3 million in direct stock issuance costs for the merger were incurred and charged against additional paid in capital.

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

The following unaudited pro forma information presents the results of operations for the three and six months ended June 30, 2016, as if the Baylake acquisition had occurred January 1 of that year. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

(in thousands, except per share data)	Three months ended June 30, 2016	Six months ended June 30, 2016
Total revenues, net of interest expense	$26,831	$53,434
Net income	4,343	10,214
Diluted earnings per share	$0.46	$1.10

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

Note 3 – Earnings per Common Share, continued

	Three Months Ended June 30,		Six months Ended June 30,
	2017	2016	2017	2016
(In thousands except per share data)
Net income, net of noncontrolling interest	$8,328	$3,257	$14,536	$5,911
Less: preferred stock dividends	-	274	-	386
Net income available to common shareholders	$8,328	$2,983	$14,536	$5,525
Weighted average common shares outstanding	9,516	7,257	9,053	5,720
Effect of dilutive stock instruments	476	372	468	322
Diluted weighted average common shares outstanding	9,992	7,629	9,521	6,042
Basic earnings per common share*	$0.88	$0.41	$1.61	$0.97
Diluted earnings per common share*	$0.83	$0.39	$1.53	$0.91

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

There were no options outstanding at June 30, 2017 or June 30, 2016 that were excluded from the calculation of diluted earnings per common share as anti-dilutive.

Note 4 – Stock-based Compensation

A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Company’s stock at the date of grant is used to estimate the value of restricted stock awards. The weighted average assumptions used in the model for valuing option grants were as follows:

	Six months ended June 30, 2017	Year ended December 31, 2016
Dividend yield	0%	0%
Expected volatility	25%	25%
Risk-free interest rate	2.13%	1.52%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$15.44	$11.04

Activity in the Company’s Stock Incentive Plans is summarized in the following tables:

Stock Options	Weighted- Average Fair Value of Options Granted	Option Shares Outstanding	Weighted- Average Exercise Price	Exercisable Shares
Balance – December 31, 2015		746,004	$21.56	325,979
Granted	$11.04	170,500	36.86
Options assumed in acquisition		91,701	21.03
Exercise of stock options*		(84,723)	20.98
Forfeited		(1,456)	21.71
Balance – December 31, 2016		922,026	24.39	439,639
Granted	$15.44	814,500	48.86
Exercise of stock options*		(63,498)	19.46
Forfeited		(400)	16.50
Balance – June 30, 2017		1,672,628	$36.49	446,278

*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements, and accordingly 3,635 shares were surrendered during the six months ended June 30, 2017 and 10,244 shares were surrendered during the year ended December 31, 2016. These stock options were considered exercised and then surrendered and are included in the Exercise of stock option line.

Note 4 – Stock-based Compensation, continued

Options outstanding at June 30, 2017 are exercisable at option prices ranging from $9.19 to $49.30. There are 258,875 options outstanding in the range from $9.19 - $20.00, 241,665 options outstanding in the range from $20.01 - $25.00, 154,724 options outstanding in the range from $25.01 - $30.00, 202,864 options outstanding in the range from $30.01 - $40.00 and 814,500 options outstanding in the range from $40.01 - $49.30. At June 30, 2017, the exercisable options have a weighted average remaining contractual life of approximately 5 years and a weighted average exercise price of $20.53.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The total intrinsic value of options exercised in the first six months of 2017, and full year of 2016 was approximately $1.8 million and $1.3 million, respectively.

Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Shares Outstanding
Balance – December 31, 2015	$18.70	36,690
Granted	33.68	31,466
Vested*	23.58	(25,207)
Forfeited	-	-
Balance – December 31, 2016	26.80	42,949
Granted	-	-
Vested *	22.47	(15,346)
Forfeited	16.50	(130)
Balance – June 30, 2017	$29.27	27,473

*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly 4,553 shares were surrendered during the six months ended June 30, 2017 and 7,851 shares were surrendered during the twelve months ended December 31, 2016.

The Company recognized approximately $0.9 million and $0.7 million of stock-based employee compensation expense during the six months ended June 30, 2017 and 2016, respectively, associated with its stock equity awards. As of June 30, 2017, there was approximately $16.2 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately four and one half years.

Note 5 – Securities Available for Sale

Amortized costs and fair values of securities available for sale are summarized as follows:

	June 30, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$26,374	$-	$222	$26,152
State, county and municipals	191,482	563	917	191,128
Mortgage-backed securities	166,537	313	1,179	165,671
Corporate debt securities	32,224	572	-	32,796
Equity securities	1,287	1,252	-	2,539
	$417,904	$2,700	$2,318	$418,286

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$1,981	$-	$18	$1,963
State, county and municipals	191,721	160	4,638	187,243
Mortgage-backed securities	161,309	242	2,422	159,129
Corporate debt securities	12,117	52	-	12,169
Equity securities	2,631	2,152	-	4,783
	$369,759	$2,606	$7,078	$365,287

Note 5 – Securities Available for Sale, continued

The following table represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016.

	June 30, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S Government agency securities	$26,374	$222	$-	$-	$26,374	$222
State, county and municipals	113,373	796	7,838	121	121,211	917
Mortgage-backed securities	108,512	938	11,955	241	120,466	1,179
	$248,259	$1,956	$19,793	$362	$268,051	$2,318

	December 31, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S Government agency securities	$1,963	$18	$-	$-	$1,963	$18
State, county and municipals	167,457	4,629	1,300	9	168,757	4,638
Mortgage-backed securities	134,770	2,311	3,653	111	138,423	2,422
	$304,190	$6,958	$4,953	$120	$309,143	$7,078

At June 30, 2017 the Company had $2.3 million of gross unrealized losses related to 529 securities. As of June 30, 2017, the Company does not consider securities with unrealized losses to be other-than-temporarily impaired as the unrealized losses in each category have occurred as a result of changes in interest rates and current market conditions subsequent to purchase, not credit deterioration. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the six-month periods ending June 30, 2017 or June 30, 2016.

The amortized cost and fair values of securities available for sale at June 30, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fair values of securities are estimated based on financial models or prices paid for the same or similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	June 30, 2017
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$13,978	$13,976
Due in one year through five years	96,542	96,791
Due after five years through ten years	131,571	130,961
Due after ten years	7,989	8,348
	250,080	250,076
Mortgage-backed securities	166,537	165,671
Equity securities	1,287	2,539
Securities available for sale	$417,904	$418,286

Proceeds from sales of securities available for sale during the first six months of 2017 and 2016 were approximately $10.8 million and $15.8 million, respectively. During the first six months of 2017, gross gains and losses realized were $5,000 and $7,000, respectively, while gross gains and gross losses were $50,000 and $10,000, respectively, for the comparable six months of 2016.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality

The loan composition as of June 30, 2017 and December 31, 2016 is summarized as follows.

	Total
	June 30, 2017		December 31, 2016
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$589,460	29.3%	$428,270	27.3%
Owner-occupied commercial real estate (“CRE”)	419,066	20.8	360,227	23.0
Agricultural (“AG”) production	35,428	1.8	34,767	2.2
AG real estate	49,977	2.5	45,234	2.9
CRE investment	307,572	15.3	195,879	12.5
Construction & land development	85,367	4.3	74,988	4.8
Residential construction	29,325	1.4	23,392	1.5
Residential first mortgage	369,007	18.4	300,304	19.1
Residential junior mortgage	103,935	5.2	91,331	5.8
Retail & other	20,827	1.0	14,515	0.9
Loans	2,009,964	100.0%	1,568,907	100.0%
Less allowance for loan losses	12,591		11,820
Loans, net	$1,997,373		$1,557,087
Allowance for loan losses to loans	0.63%		0.75%

	Originated
	June 30, 2017		December 31, 2016
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$420,456	39.2%	$330,073	36.6%
Owner-occupied CRE	204,781	19.1	182,776	20.3
AG production	10,205	0.9	9,192	1.0
AG real estate	23,229	2.2	18,858	2.1
CRE investment	93,992	8.8	72,930	8.1
Construction & land development	48,880	4.5	44,147	4.9
Residential construction	21,275	2.0	20,768	2.3
Residential first mortgage	177,761	16.6	164,949	18.3
Residential junior mortgage	57,718	5.4	48,199	5.3
Retail & other	14,605	1.3	10,095	1.1
Loans	1,072,902	100.0%	901,987	100.0%
Less allowance for loan losses	10,200		9,449
Loans, net	$1,062,702		$892,538
Allowance for loan losses to loans	0.95%		1.05%

	Acquired
	June 30, 2017		December 31, 2016
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$169,004	18.0%	$98,197	14.7%
Owner-occupied CRE	214,285	22.9	177,451	26.6
AG production	25,223	2.7	25,575	3.8
AG real estate	26,748	2.9	26,376	4.0
CRE investment	213,580	22.8	122,949	18.4
Construction & land development	36,487	3.9	30,841	4.6
Residential construction	8,050	0.9	2,624	0.4
Residential first mortgage	191,246	20.3	135,355	20.3
Residential junior mortgage	46,217	4.9	43,132	6.5
Retail & other	6,222	0.7	4,420	0.7
Loans	937,062	100.0%	666,920	100.0%
Less allowance for loan losses	2,391		2,371
Loans, net	$934,671		$664,549
Allowance for loan losses to loans	0.26%		0.36%

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

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the six months ended June 30, 2017:

	TOTAL – Six months Ended June 30, 2017
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$3,919	$2,867	$150	$285	$1,124	$774	$304	$1,784	$461	$152	$11,820
Provision	955	(211)	11	13	220	(43)	(154)	6	36	67	900
Charge-offs	(129)	-	-	-	-	(13)	-	(8)	-	(26)	(176)
Recoveries	19	14	-	-	1	-	-	4	1	8	47
Net charge-offs	(110)	14	-	-	1	(13)	-	(4)	1	(18)	(129)
Ending balance	$4,764	$2,670	$161	$298	$1,345	$718	$150	$1,786	$498	$201	$12,591
As percent of ALLL	37.8%	21.2%	1.3%	2.4%	10.7%	5.7%	1.2%	14.2%	4.0%	1.5%	100.0%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	4,764	2,670	161	298	1,345	718	150	1,786	498	201	12,591
Ending balance	$4,764	$2,670	$161	$298	$1,345	$718	$150	$1,786	$498	$201	$12,591

Loans:
Individually evaluated	$4,005	$3,098	$37	$229	$6,053	$740	$80	$2,029	$295	$-	$16,566
Collectively evaluated	585,455	415,968	35,391	49,748	301,519	84,627	29,245	366,978	103,640	20,827	1,993,398
Total loans	$589,460	$419,066	$35,428	$49,977	$307,572	$85,367	$29,325	$369,007	$103,935	$20,827	$2,009,964

Less ALLL	$4,764	$2,670	$161	$298	$1,345	$718	$150	$1,786	$498	$201	$12,591
Net loans	$584,696	$416,396	$35,267	$49,679	$306,227	$84,649	$29,175	$367,221	$103,437	$20,626	$1,997,373

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Originated – Six months Ended June 30, 2017
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$3,150	$2,263	$122	$222	$893	$656	$266	$1,372	$373	$132	$9,449
Provision	846	(161)	13	10	197	(50)	(149)	40	33	58	837
Charge-offs	(75)	-	-	-	-	-	-	(8)	-	(26)	(109)
Recoveries	1	12	-	-	-	-	-	1	1	8	23
Net charge-offs	(74)	12	-	-	-	-	-	(7)	1	(18)	(86)
Ending balance	$3,922	$2,114	$135	$232	$1,090	$606	$117	$1,405	$407	$172	$10,200
As percent of ALLL	38.5%	20.7%	1.3%	2.3%	10.7%	5.9%	1.1%	13.8%	4.0%	1.7%	100.0%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	3,922	2,114	135	232	1,090	606	117	1,405	407	172	10,200
Ending balance	$3,922	$2,114	$135	$232	$1,090	$606	$117	$1,405	$407	$172	$10,200

Loans:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	420,456	204,781	10,205	23,229	93,992	48,880	21,275	177,761	57,718	14,605	1,072,902
Total loans	$420,456	$204,781	$10,205	$23,229	$93,992	$48,880	$21,275	$177,761	$57,718	$14,605	$1,072,902

Less ALLL	$3,922	$2,114	$135	$232	$1,090	$606	$117	$1,405	$407	$172	$10,200
Net loans	$416,534	$202,667	$10,070	$22,997	$92,902	$48,274	$21,158	$176,356	$57,311	$14,433	$1,062,702

	Acquired – Six months Ended June 30, 2017
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$769	$604	$28	$63	$231	$118	$38	$412	$88	$20	$2,371
Provision	109	(50)	(2)	3	23	7	(5)	(34)	3	9	63
Charge-offs	(54)	-	-	-	-	(13)	-	-	-	-	(67)
Recoveries	18	2	-	-	1	-	-	3	-	-	24
Net charge-offs	(36)	2	-	-	1	(13)	-	3	-	-	(43)
Ending balance	$842	$556	$26	$66	$255	$112	$33	$381	$91	$29	$2,391
As percent of ALLL	35.2%	23.3%	1.1%	2.8%	10.7%	4.7%	1.4%	15.8%	3.8%	1.2%	100.0%

Loans:
Individually evaluated	$4,005	$3,098	$37	$229	$6,053	$740	$80	$2,029	$295	$-	$16,566
Collectively evaluated	164,999	211,187	25,186	26,519	207,527	35,747	7,970	189,217	45,922	6,222	920,496
Total loans	$169,004	$214,285	$25,223	$26,748	$213,580	$36,487	$8,050	$191,246	$46,217	$6,222	$937,062

Less ALLL	$842	$556	$26	$66	$255	$112	$33	$381	$91	$29	$2,391
Net loans	$168,162	$213,729	$25,197	$26,682	$213,325	$36,375	$8,017	$190,865	$46,126	$6,193	$934,671

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the six months ended June 30, 2016.

	TOTAL – Six months Ended June 30, 2016
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$3,721	$1,933	$85	$380	$785	$1,446	$147	$1,240	$496	$74	$10,307
Provision	345	491	12	40	170	(385)	72	85	11	59	900
Charge-offs	(262)	-	-	-	-	-	-	-	(12)	(24)	(298)
Recoveries	17	2	-	-	8	-	-	3	6	2	38
Net charge-offs	(245)	2	-	-	8	-	-	3	(6)	(22)	(260)
Ending balance	$3,821	$2,426	$97	$420	$963	$1,061	$219	$1,328	$501	$111	$10,947
As percent of ALLL	34.9%	22.2%	0.9%	3.8%	8.8%	9.7%	2.0%	12.1%	4.6%	1.0%	100.0%

ALLL:
Individually evaluated	$-	$119	$-	$-	$-	$-	$-	$-	$-	$-	$119
Collectively evaluated	3,821	2,307	$97	$420	$963	$1,061	$219	$1,328	$501	$111	$10,828
Ending balance	$3,821	$2,426	$97	$420	$963	$1,061	$219	1,328	$501	$111	$10,947

Loans:
Individually evaluated	$1,407	$3,836	$64	$252	$14,595	$1,074	$313	$2,482	$185	$-	$24,208
Collectively evaluated	425,686	355,565	32,582	52,753	184,990	67,883	20,121	285,240	97,324	14,205	1,536,349
Total loans	$427,093	$359,401	$32,646	$53,005	$199,585	$68,957	$20,434	$287,722	$97,509	$14,205	$1,560,557

Less ALLL	$3,821	$2,426	$97	$420	$963	$1,061	$219	$1,328	$501	$111	$10,947
Net loans	$423,272	$356,975	$32,549	$52,585	$198,622	$67,896	$20,215	$286,394	$97,008	$14,094	$1,549,610

	Originated – Six months Ended June 30, 2016
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$3,135	$1,567	$71	$299	$646	$1,381	$147	$987	$418	$63	$8,714
Provision	361	481	12	46	166	(393)	50	104	20	58	905
Charge-offs	(262)	-	-	-	-	-	-	-	(12)	(24)	(298)
Recoveries	-	2	-	-	8	-	-	-	5	1	16
Net charge-offs	(262)	2	-	-	8	-	-	-	(7)	(23)	(282)
Ending balance	$3,234	$2,050	$83	$345	$820	$988	$197	$1,091	$431	$98	$9,337
As percent of ALLL	34.6%	22.0%	0.9%	3.7%	8.8%	10.6%	2.1%	11.7%	4.6%	1.0%	100.0%

ALLL:
Individually evaluated	$-	$119	$-	$-	$-	$-	$-	$-	$-	$-	$119
Collectively evaluated	3,234	1,931	83	345	820	988	197	1,091	431	98	9,218
Ending balance	$3,234	$2,050	$83	$345	$820	$988	$197	$1,091	$431	$98	$9,337

Loans:
Individually evaluated	$440	$623	$-	$-	$-	$-	$-	$-	$-	$-	$1,063
Collectively evaluated	305,077	162,423	7,102	26,063	65,153	33,000	14,391	132,422	46,230	8,496	800,357
Total loans	$305,517	$163,046	$7,102	$26,063	$65,153	$33,000	$14,391	$132,422	$46,230	$8,496	$801,420

Less ALLL	$3,234	$2,050	$83	$345	$820	$988	$197	$1,091	$431	$98	$9,337
Net loans	$302,283	$160,996	$7,019	$25,718	$64,333	$32,012	$14,194	$131,331	$45,799	$8,398	$792,083

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Acquired – Six months Ended June 30, 2016
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$586	$366	$14	$81	$139	$65	$-	$253	$78	$11	$1,593
Provision	(16)	10	-	(6)	4	8	22	(19)	(9)	1	(5)
Charge-offs	-	-	-	-	-	-	-	-	-	-	-
Recoveries	17	-	-	-	-	-	-	3	1	1	22
Net charge-offs	17	-	-	-	-	-	-	3	1	1	22
Ending balance	$587	$376	$14	$75	$143	$73	$22	$237	$70	$13	$1,610
As percent of ALLL	36.5%	23.4%	0.9%	4.7%	8.9%	4.5%	1.4%	14.7%	4.3%	0.7%	100.0%

Loans:
Individually evaluated	$967	$3,213	$64	$252	$14,595	$1,074	$313	$2,482	$185	$-	$23,145
Collectively evaluated	120,609	193,142	25,480	26,690	119,837	34,883	5,730	152,818	51,094	5,709	735,992
Total loans	$121,576	$196,355	$25,544	$26,942	$134,432	$35,957	$6,043	$155,300	$51,279	$5,709	$759,137

Less ALLL	$587	$376	$14	$75	$143	$73	$22	$237	$70	$13	$1,610
Net loans	$120,989	$195,979	$25,530	$26,867	$134,289	$35,884	$6,021	$155,063	$51,209	$5,696	$757,527

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired as of June 30, 2017 and December 31, 2016.

	Total Nonaccrual Loans
(in thousands)	June 30, 2017	% to Total	December 31, 2016	% to Total
Commercial & industrial	$4,017	23.8%	$358	1.8%
Owner-occupied CRE	3,266	19.3	2,894	14.3
AG production	3	0.0	9	0.1
AG real estate	197	1.2	208	1.0
CRE investment	5,744	34.0	12,317	60.6
Construction & land development	740	4.4	1,193	5.9
Residential construction	80	0.5	260	1.3
Residential first mortgage	2,602	15.4	2,990	14.7
Residential junior mortgage	252	1.4	56	0.3
Retail & other	-	-	-	-
Nonaccrual loans - Total	$16,901	100.0%	$20,285	100.0%

	Originated
(in thousands)	June 30, 2017	% to Total	December 31, 2016	% to Total
Commercial & industrial	$1	0.4%	$4	1.6%
Owner-occupied CRE	39	14.7	42	16.3
AG production	3	1.1	7	2.7
AG real estate	-	-	-	-
CRE investment	-	-	-	-
Construction & land development	-	-	-	-
Residential construction	-	-	-	-
Residential first mortgage	188	70.7	204	79.4
Residential junior mortgage	34	13.1	-	-
Retail & other	-	-	-	-
Nonaccrual loans - Originated	$265	100.0%	$257	100.0%

	Acquired
(in thousands)	June 30, 2017	% to Total	December 31, 2016	% to Total
Commercial & industrial	$4,016	24.2%	$354	1.8%
Owner-occupied CRE	3,227	19.4	2,852	14.2
AG production	-	-	2	0.1
AG real estate	197	1.2	208	1.0
CRE investment	5,744	34.5	12,317	61.4
Construction & land development	740	4.4	1,193	6.0
Residential construction	80	0.5	260	1.3
Residential first mortgage	2,414	14.5	2,786	13.9
Residential junior mortgage	217	1.3	56	0.3
Retail & other	-	-	-	-
Nonaccrual loans – Acquired	$16,635	100.0%	$20,028	100.0%

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present total past due loans by portfolio segment as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$167	$4,017	$585,276	$589,460
Owner-occupied CRE	363	3,266	415,437	419,066
AG production	-	3	35,425	35,428
AG real estate	-	197	49,780	49,977
CRE investment	154	5,744	301,674	307,572
Construction & land development	-	740	84,627	85,367
Residential construction	-	80	29,245	29,325
Residential first mortgage	578	2,602	365,827	369,007
Residential junior mortgage	20	252	103,663	103,935
Retail & other	6	-	20,821	20,827
Total loans	$1,288	$16,901	$1,991,775	$2,009,964
As a percent of total loans	0.1%	0.8%	99.1%	100.0%

	December 31, 2016
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or non- accrual	Current	Total
Commercial & industrial	$22	$358	$427,890	$428,270
Owner-occupied CRE	268	2,894	357,065	360,227
AG production	-	9	34,758	34,767
AG real estate	-	208	45,026	45,234
CRE investment	-	12,317	183,562	195,879
Construction & land development	-	1,193	73,795	74,988
Residential construction	-	260	23,132	23,392
Residential first mortgage	486	2,990	296,828	300,304
Residential junior mortgage	200	56	91,075	91,331
Retail & other	15	-	14,500	14,515
Total loans	$991	$20,285	$1,547,631	$1,568,907
As a percent of total loans	0.1%	1.3%	98.6%	100.0%

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

The following tables present total loans by loan grade as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$559,790	$13,074	$3,621	$12,975	$-	$-	$589,460
Owner-occupied CRE	397,649	15,192	725	5,500	-	-	419,066
AG production	30,334	5,017	63	14	-	-	35,428
AG real estate	42,555	6,831	-	591	-	-	49,977
CRE investment	297,090	3,156	-	7,326	-	-	307,572
Construction & land development	77,887	6,528	17	935	-	-	85,367
Residential construction	29,047	198	-	80	-	-	29,325
Residential first mortgage	362,287	2,191	873	3,656	-	-	369,007
Residential junior mortgage	103,500	17	92	326	-	-	103,935
Retail & other	20,827	-	-	-	-	-	20,827
Total loans	$1,920,966	$52,204	$5,391	$31,403	$-	$-	$2,009,964
Percent of total	95.5%	2.6%	0.3%	1.6%	-	-	100.0%

	December 31, 2016
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$401,954	$16,633	$2,133	$7,550	$-	$-	$428,270
Owner-occupied CRE	340,846	14,758	193	4,430	-	-	360,227
AG production	31,026	3,191	70	480	-	-	34,767
AG real estate	41,747	2,727	-	760	-	-	45,234
CRE investment	173,652	8,137	-	14,090	-	-	195,879
Construction & land development	69,097	4,318	-	1,573	-	-	74,988
Residential construction	22,030	1,102	-	260	-	-	23,392
Residential first mortgage	295,109	1,348	192	3,655	-	-	300,304
Residential junior mortgage	91,123	-	114	94	-	-	91,331
Retail & other	14,515	-	-	-	-	-	14,515
Total loans	$1,481,099	$52,214	$2,702	$32,892	$-	$-	$1,568,907
Percent of total	94.4%	3.3%	0.2%	2.1%	-	-	100.0%

Management considers a loan to be impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. For determining the adequacy of the ALLL, management defines impaired loans as nonaccrual credit relationships over $250,000, all loans determined to be troubled debt restructurings, plus additional loans with impairment risk characteristics. At the time an individual loan goes into nonaccrual status, however, management evaluates the loan for impairment and possible charge-off regardless of loan size.

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

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present impaired loans as of June 30, 2017 and December 31, 2016.

	Total Impaired Loans – June 30, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Commercial & industrial	$4,005	$9,020	$-	$4,013	$235
Owner-occupied CRE	3,098	5,488	-	3,216	183
AG production	37	51	-	38	3
AG real estate	229	363	-	233	13
CRE investment	6,053	10,518	-	6,286	363
Construction & land development	740	1,577	-	752	78
Residential construction	80	983	-	98	33
Residential first mortgage	2,029	3,515	-	2,080	127
Residential junior mortgage	295	761	-	303	27
Retail & Other	-	25	-	-	1
Total	$16,566	$32,301	$-	$17,019	$1,063

There were no originated impaired loans as of June 30, 2017. All loans in the table above were acquired loans.

	Total Impaired Loans – December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$338	$720	$-	$348	$34
Owner-occupied CRE	2,588	4,661	-	2,700	271
AG production	41	163	-	48	6
AG real estate	240	332	-	245	26
CRE investment	12,552	19,695	-	12,982	1,051
Construction & land development	694	2,122	-	752	112
Residential construction	261	1,348	-	287	82
Residential first mortgage	2,204	3,706	-	2,312	190
Residential junior mortgage	299	639	-	209	17
Retail & Other	-	36	-	-	-
Total	$19,217	$33,422	$-	$19,883	$1,789

There were no originated impaired loans as of December 31, 2016. All loans in the table above were acquired loans.

In April 2017, the First Menasha merger added purchased credit impaired loans at a fair value of $5.4 million, net of an initial $5.9 million non-accretable mark. Including these credit impaired loans acquired in the First Menasha merger, total purchased credit impaired loans acquired in aggregate were initially recorded at a fair value of $42.9 million on their respective acquisition dates, net of an initial $32.0 million non-accretable mark and a zero accretable mark. At June 30, 2017, $15.8 million of the $42.9 million remain in impaired loans and $0.8 million of acquired loans have subsequently become impaired, bringing acquired impaired loans to $16.6 million.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

Non-accretable discount on purchase credit impaired (“PCI”) loans:

	Six months ended	Year ended
(in thousands)	June 30, 2017	December 31, 2016
Balance at beginning of period	$14,327	$4,229
Acquired balance, net	5,932	13,923
Reclassifications from (to) non-accretable	-	-
Accretion to loan interest income	(3,830)	(3,458)
Disposals of loans	(1,104)	(367)
Balance at end of period	$15,325	$14,327

Troubled Debt Restructurings

At June 30, 2017, there were five loans classified as troubled debt restructurings totaling $0.8 million. These five loans had a combined premodification balance of $1.0 million. There were no other loans which were modified and classified as troubled debt restructurings at June 30, 2017. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted as of June 30, 2017. Loans which were considered troubled debt restructurings by First Menasha and Baylake prior to acquisition are not required to be classified as troubled debt restructurings in the Company’s consolidated financial statements unless and until such loans subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

Note 7 – Goodwill and Intangible Assets and Mortgage Servicing Rights

The excess of the purchase price in an acquisition over the fair value of net assets acquired consists primarily of goodwill, core deposit intangibles and other identifiable intangibles (primarily related to customer relationships acquired). Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis. Core deposit intangibles, which arise from value ascribed to the deposit base of a bank acquired, have estimated finite lives and are amortized on an accelerated basis to expense over a 10-year period. The other intangibles, which represent value ascribed to financial advisor books of business purchased in 2016 in a private transaction, have estimated finite lives and are amortized on a straight-line basis to expense over their life.

Management periodically reviews the carrying value of its long-lived and intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s annual assessments indicated no impairment charge on goodwill or core deposit intangible was required for 2016 or the first six months of 2017.

Goodwill: Goodwill was $107 million at June 30, 2017 and $67 million at December 31, 2016. There was an addition to the carrying amount of goodwill in 2017 of $40 million related to the related to the First Menasha merger. See Note 2 for additional information on the acquisitions.

Other intangible assets: Other intangible assets, consisting of core deposit intangibles and other intangibles (related to the customer relationships acquired in connection with the 2016 acquisition of financial advisor business), are amortized over their estimated finite lives. There was an addition of $3.7 million to the core deposit intangibles related to the First Menasha merger. See Note 2 for additional information on the acquisitions.

Note 7 – Goodwill and Intangible Assets and Mortgage Servicing Rights, continued

(in thousands)	June 30, 2017	December 31, 2016
Core deposit intangibles:
Gross carrying amount	$29,015	$25,345
Accumulated amortization	(10,392)	(8,244)
Net book value	$18,623	$17,101
Additions during the period	$3,670	$17,259
Amortization during the period	$2,148	$3,189
Other intangibles:
Gross carrying amount	$4,363	$4,363
Accumulated amortization	(461)	(269)
Net book value	$3,902	$4,094
Additions during the period	$-	$4,363
Amortization during the period	$192	$269

Mortgage servicing rights: Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date, with the amortization recorded in mortgage income, net, in the consolidated income statements. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other assets in the consolidated balance sheets. Activity in the mortgage servicing rights asset for the six months ended June 30, 2017 and year ended December 31, 2016 was as follows:

(in thousands)	June 30, 2017	December 31, 2016
Mortgage servicing rights (MSR) asset:
MSR asset at beginning of year	$1,922	$193
Capitalized MSR	412	1,023
MSR asset acquired	874	885
Amortization during the period	(200)	(179)
Valuation allowance at end of period	-	-
Net book value at end of period	$3,008	$1,922

Fair value of MSR asset at end of period	$3,880	$2,013
Residential mortgage loans serviced for others	$480,081	$295,353
Net book value of MSR asset to loans serviced for others	0.63%	0.65%

The Company periodically evaluates its mortgage servicing rights asset for impairment. At each reporting date, impairment is assessed based on an estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans serviced (predominantly loan type and note interest rate). No valuation or impairment charge was recorded for 2016 or year to date 2017.

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of the June 30, 2017. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Other intangibles	MSR asset
Year ending December 31,
2017 (remaining six months)	$2,146	$193	$264
2018	3,915	385	529
2019	3,337	385	529
2020	2,657	385	635
2021	2,167	385	294
Thereafter	4,401	2,169	757
Total	$18,623	$3,902	$3,008

Note 8-Notes Payable

The Company had the following long-term notes payable (notes with original maturities of greater than one year):

(in thousands)	June 30, 2017	December 31, 2016

Federal Home Loan Bank (“FHLB”) advances	$21,787	$1,000
Notes payable	$21,787	$1,000

The Company’s FHLB advances bear fixed rates, require interest-only monthly payments, and have maturities ranging from July 2017 to November 2022. The weighted average rates of FHLB advances were 1.75% at June 30, 2017 and 1.17% at December 31, 2016, respectively. FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which totaled approximately $281.2 million and $283.8 million at June 30, 2017 and December 31, 2016, respectively.

The following table shows the maturity schedule of the notes payable as of June 30, 2017:

Maturing in	(in thousands)
2017	$5,172
2018	1,000
2019	-
2020	10,000
2021	-
2022	5,615
$21,787

The Company has a $10 million line of credit with a third party bank, bearing a variable rate of interest based on one-month LIBOR plus a margin, but subject to a floor rate, with quarterly payments of interest only. At June 30, 2017, the available line was $10 million, the rate was one-month LIBOR plus 2.25% with a 3.25% floor. The outstanding balance was zero at June 30, 2017 and December 31, 2016, and the line was not used during 2017 or 2016.

Note 9 – Junior Subordinated Debentures

At June 30, 2017 and December 31, 2016, the Company’s carrying value of junior subordinated debentures was $29.3 million and $24.7 million, respectively. At June 30, 2017 and December 31, 2016, $28.2 million and $23.7 million, respectively, of guaranteed preferred beneficial interests (“trust preferred securities”) qualify as Tier 1 capital.

In July 2004 Nicolet Bankshares Statutory Trust I (the “Statutory Trust”), issued $6.0 million of trust preferred securities that qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Statutory Trust are owned by the Company. The proceeds from the issuance of the common securities and the trust preferred securities were used by the Statutory Trust to purchase $6.2 million of junior subordinated debentures of the Company, which pay an 8% fixed rate. Interest on these debentures is current. The debentures may be redeemed in part or in full, on or after July 15, 2009 at par plus any accrued but unpaid interest. The maturity date of the debenture, if not redeemed, is July 15, 2034.

In April 2013, as part of the Mid-Wisconsin Financial Services, Inc. (“Mid-Wisconsin”) acquisition, the Company assumed $10.3 million of junior subordinated debentures issued in December 2005 by Mid-Wisconsin, related to $10.0 million of trust preferred securities issued by a statutory trust, whose common securities were wholly owned by Mid-Wisconsin. These trust preferred securities and debentures mature on December 15, 2035 and have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. Interest on these debentures is current. The interest rates were 2.68% and 2.39% as of June 30, 2017 and December 31, 2016, respectively. The debentures may be called at par plus any accrued but unpaid interest, in part or in full, on or after December 15, 2010. At acquisition the debentures were recorded at an initial fair market value of $5.8 million, with the initial $4.5 million discount being accreted to interest expense over the remaining life of the debentures. At June 30, 2017, the carrying value of these junior debentures was $6.7 million.

As part of the 2016 acquisition of Baylake, the Company assumed $16.6 million of junior subordinated debentures related to $16.1 million of issued trust preferred securities. The trust preferred securities and the debentures mature on September 30, 2036 and have a floating rate of three-month LIBOR plus 1.35% adjusted quarterly. Interest on these debentures is current. The interest rates were 2.65% and 2.35% as of June 30, 2017 and December 31, 2016 respectively. The debentures may be redeemed on any interest payment date at par in part or in full, on or after June 30, 2011. At acquisition in April 2016 the debentures were recorded at fair value of $11.8 million, with the discount being accreted to interest expense over the remaining life of the debentures. At June 30, 2017, the carrying value of these junior debentures was $12.1 million.

Note 9 – Junior Subordinated Debentures, continued

As part of the 2017 acquisition of First Menasha, the Company assumed $5.2 million of junior subordinated debentures related to $5.0 million of issued trust preferred securities. The trust preferred securities and the debentures mature on March 17, 2034 and have a floating rate of three-month LIBOR plus 2.79% adjusted quarterly. Interest on these debentures is current. The interest rate was 4.06% as of June 30, 2017. The debentures may be redeemed on any interest payment date at par in part or in full, on any interest payment date. At acquisition in April 2017 the debentures were recorded at fair value of $4.4 million, with the discount being accreted to interest expense over the remaining life of the debentures. At June 30, 2017, the carrying value of these junior debentures was $4.4 million.

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

Note 10 – Subordinated Notes

In 2015 the Company placed an aggregate of $12 million in subordinated Notes in private placements with certain accredited investors. All Notes were issued with 10-year maturities, have a fixed annual interest rate of 5% payable quarterly, are callable on or after the fifth anniversary of their respective issuances dates, and qualify for Tier 2 capital for regulatory purposes. At June 30, 2017, the carrying value of these subordinated notes was $11.9 million.

The $180,000 debt issuance costs associated with the $12 million Notes are being amortized on a straight line basis over the first five years, representing the no-call periods, as additional interest expense. As of June 30, 2017 and December 31, 2016, respectively, $97,000 and $115,000, of unamortized debt issuance costs remain and are reflected as a deduction to the carrying value of the outstanding debt.

Note 11 – Fair Value Measurements

Fair value represents the estimated price at which an orderly transaction to sell an asset or transfer a liability would take place between market participants at the measurement date under current market conditions (i.e. an exit price concept), and is a market-based measurement versus an entity-specific measurement.

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

Note 11 – Fair Value Measurements, continued

Recurring basis fair value measurements:

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented. During 2017, three securities classified as Level 3 were acquired with the First Menasha acquisition in the second quarter of 2017 with a fair value of $0.2 million, and two securities classified as Level 3 had a change in fair values during the second quarter of 2017 due to pay downs.

		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
U.S. government sponsored enterprises	$26,152	$-	$26,152	$-
State, county and municipals	191,128	-	190,408	720
Mortgage-backed securities	165,671	-	165,643	28
Corporate debt securities	32,796	-	24,293	8,503
Equity securities	2,539	2,539	-	-
Securities AFS, June 30, 2017	$418,286	$2,539	$406,496	$9,251

(in thousands)
U.S. government sponsored enterprises	$1,963	$-	$1,963	$-
State, county and municipals	187,243	-	186,717	526
Mortgage-backed securities	159,129	-	159,076	53
Corporate debt securities	12,169	-	3,640	8,529
Equity securities	4,783	4,783	-	-
Securities AFS, December 31, 2016	$365,287	$4,783	$351,396	$9,108

The following is a description of the valuation methodologies used by the Company for the Securities AFS noted in the tables of this footnote. Where quoted market prices on securities exchanges are available, the investment is classified as Level 1. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include mortgage-related securities and obligations of state, county and municipals. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private municipal bonds and corporate debt securities, which include trust preferred security investments. At June 30, 2017 and December 31, 2016, it was determined that carrying value was the best approximation of fair value for all of the Level 3 securities, based primarily on the internal analysis on these securities.

Nonrecurring basis fair value measurements:

The following table presents the Company’s impaired loans and other real estate owned (“OREO”) measured at fair value on a nonrecurring basis for the periods presented.

Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2017:
Impaired loans	$16,491	$-	$-	$16,491
OREO	1,849	-	-	1,849
December 31, 2016:
Impaired loans	$19,217	$-	$-	$19,217
OREO	2,059	-	-	2,059

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

Financial instruments:

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016 are shown below.

June 30, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$111,642	$111,642	$111,642	$-	$-
Certificates of deposit in other banks	2,985	2,982	-	2,982	-
Securities AFS	418,286	418,286	2,539	406,496	9,251
Other investments	12,939	12,939	-	11,244	1,695
Loans held for sale	6,568	6,681	-	6,681	-
Loans, net	1,997,373	2,007,647	-	-	2,007,647
BOLI	63,460	63,460	63,460	-	-
MSR asset	3,008	3,880	-	-	3,880

Financial liabilities:
Deposits	$2,389,971	$2,389,759	$-	$-	$2,389,759
Notes payable	21,787	21,860	-	21,860	-
Junior subordinated debentures	29,377	29,035	-	-	29,035
Subordinated notes	11,903	11,547	-	-	11,547

December 31, 2016
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$129,103	$129,103	$129,103	$-	$-
Certificates of deposit in other banks	3,984	3,992	-	3,992	-
Securities AFS	365,287	365,287	4,783	351,396	9,108
Other investments	17,499	17,499	-	15,779	1,720
Loans held for sale	6,913	6,968	-	6,968	-
Loans, net	1,557,087	1,568,676	-	-	1,568,676
BOLI	54,134	54,134	54,134	-	-
MSR asset	1,922	2,013	-	-	2,013

Financial liabilities:
Deposits	$1,969,986	$1,969,973	$-	$-	$1,969,973
Notes payable	1,000	1,002	-	1,002	-
Junior subordinated debentures	24,732	24,095	-	-	24,095
Subordinated notes	11,885	11,459	-	-	11,459

The following is a description of the evaluation methodologies used in the table above.

Cash and cash equivalents: For these short-term instruments the carrying amount is a reasonable estimate of fair value.

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

BOLI: The fair value of BOLI approximates the carrying amount because upon liquidation of the investments the Company would receive the cash surrender value which equals the carrying amount.

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

Notes payable: The fair value of the Federal Home Loan Bank advances is obtained from the Federal Home Loan Bank which uses a discounted cash flow analysis based on current market rates of similar maturity debt securities and represents a Level 2 measurement. The fair values of any remaining notes payable are estimated using discounted cash flow analysis based on current interest rates being offered by instruments with similar terms and credit quality which represents a Level 3 measurement.

Junior subordinated debentures and subordinated notes: The fair values of these debt instruments utilize a discounted cash flow analysis based on an estimate of current interest rates being offered by instruments with similar terms and credit quality. Since the market for these instruments is limited, the internal evaluation represents a Level 3 measurement.

Off-balance-sheet instruments: The estimated fair value of letters of credit at June 30, 2017 and December 31, 2016 was insignificant. Loan commitments on which the committed interest rate is less than the current market rate are also insignificant at June 30, 2017 and December 31, 2016.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nicolet Bankshares, Inc. is a bank holding company headquartered in Green Bay, Wisconsin, providing a diversified range of traditional banking and wealth management services to individuals and businesses in its market area and through the 38 branch offices of its banking subsidiary, Nicolet National Bank, in northeastern and central Wisconsin and Menominee, Michigan.

Overview

At June 30, 2017, Nicolet Bankshares, Inc. and its subsidiaries (“Nicolet” or the “Company”) had total assets of $2.8 billion, loans of $2.0 billion, deposits of $2.4 billion and total stockholders’ equity of $352 million, representing increases over December 31, 2016 of 23%, 28%, 21% and 28% in assets, loans, deposits and total equity, respectively. This balance sheet growth was predominately attributable to the April 28, 2017 acquisition of First Menasha Bancshares, Inc. (“First Menasha”), which added assets of $479 million (about 20% of Nicolet’s pre-merger asset size), loans of $351 million, deposits of $375 million, core deposit intangible of $4 million and goodwill of $40 million (as of the consummation date and based on estimated fair values), for a total purchase price that included the issuance of $62 million of common equity (or 1.3 million shares) and $19 million of cash, and which is further described in Note 2, “Acquisitions” of the notes to unaudited consolidated financial statements.

For the six months ended June 30, 2017, net income was $14.5 million, and net income available to common shareholders was $14.5 million or $1.53 per diluted common share. Evaluation of financial performance between 2017 and 2016 periods was impacted in general from the timing of the 2017 acquisition and the 2016 acquisitions, and inclusion of non-recurring merger-based expenses and integration costs, as described under the section “Management’s Discussion and Analysis.”

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

Branch Closures

In April 2017, Nicolet closed one branch in conjunction with the 2017 acquisition due to overlapping geography. In March 2017, Nicolet closed two branches, one in close proximity to another Nicolet branch and one that was an outlier branch. Nicolet closed seven branches in 2016 that were in close proximity to other Nicolet branches, one concurrent with the Baylake merger, one in October and five in December 2016. As a result, Nicolet operates 38 branches in Northeast and Central Wisconsin and the upper peninsula of Michigan as of June 30, 2017. Nicolet started its effort to eliminate costs associated with branches in overlapping or outlier geographies in 2015 from its acquisition activity, and will continue to evaluate opportunities for efficiencies.

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

The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at June 30, 2017. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the ALLL. These agencies may require Nicolet to make additions to the ALLL based on their judgments of collectability based on information available to them at the time of their examination. Acquired loans were purchased at fair value without any ALLL, and subsequent to acquisition such acquired loans will be evaluated and ALLL will be recorded on them to the extent necessary.

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

Management’s Discussion and Analysis

The following discussion is Nicolet management’s analysis of the consolidated financial condition as of June 30, 2017 and December 31, 2016 and results of operations for the three and six-month periods ended June 30, 2017 and 2016. It should be read in conjunction with Nicolet’s audited consolidated financial statements as of December 31, 2016 and 2015, and for the three years ended December 31, 2016, included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2016.

Evaluation of financial performance and average balances between 2017 and 2016 was impacted in general from the timing of the 2017 and 2016 acquisitions. Since the balances and results of operations of the acquired entities are appropriately not included in the accompanying consolidated financial statements until their consummation dates, income statement results and average balances for 2017 included full contributions from the 2016 acquisitions and no or partial contributions from the 2017 acquisition. Similarly for 2016 income statement and average balance results, the 2016 acquisitions provided no to partial contributions and the 2017 acquisition provided no contribution.

The inclusion of the Baylake balance sheet (at about 83% of Nicolet’s then pre-merger asset size) and operational results for approximately eight months in 2016 (and approximately two months in the six month period ended June 30, 2016) analytically explains most of the increase in certain average balances and income statement line items between 2017 and 2016 periods. To a lesser extent, the inclusion of the First Menasha balance sheet (at about 20% of Nicolet’s then pre-merger asset size) and operational results for approximately two months in 2017 analytically explains a portion of the increase in certain average balances and income statement line items between 2017 and 2016 periods. The 2016 financial advisory business acquisition primarily impacts the brokerage fee income, personnel expense and certain other expense line items. Last, the 2016 and 2017 acquisitions impacted pre-tax net income by inclusion of non-recurring direct merger expenses of approximately $1.3 million in 2016 ($0.4 million, $0.4 million, $0.1 million and $0.4 million in first through fourth quarters, respectively) and $0.5 million in 2017 ($0.2 million and $0.3 million in the first and second quarters, respectively), along with a $1.7 million lease termination charge in second quarter 2016 related to a Nicolet branch closed concurrent with the Baylake merger.

Nicolet remains focused on gaining efficiencies from its increased scale from the acquisitions, as well as on organic growth in our expanded markets and in brokerage services.

Performance Summary

Nicolet reported net income of $14.5 million for the six months ended June 30, 2017, a 146% increase over $5.9 million for the first six months of 2016. Net income available to common shareholders was $14.5 million, or $1.53 per diluted common share for the first half of 2017. Comparatively, after $386,000 of preferred stock dividends, net income available to common shareholders was $5.5 million, or $0.91 per diluted common share for the first half of 2016. Beginning March 1, 2016, the annual dividend rate on preferred stock moved from 1% to 9% in accordance with the contractual terms. Nicolet redeemed its outstanding preferred stock in full in September 2016, explaining the difference in preferred stock dividends between the six-month periods.

The results for the first six months of 2017 include full contributions from the 2016 acquisitions and approximately two months from First Menasha, while the comparative 2016 period includes approximately two months from the 2016 acquisitions and nothing from First Menasha.

•	Net interest income was $45.8 million for the first half of 2017, an increase of $18.6 million or 69% over the first six months of 2016, including $4.2 million higher aggregate discount accretion income between the periods. The improvement was primarily the result of favorable volume and mix variances (driven by the addition of acquired net interest-earning assets albeit at lower yields, as well as organic growth), and net favorable rate variances, largely from higher earning asset yields and a lower cost of funds. On a tax-equivalent basis, the earning asset yield was 4.67% for the first six months of 2017, 34 basis points (“bps”) higher than the comparable period in 2016, influenced by more earning assets in loans and investments than in low-earning cash and higher aggregate discount accretion income. The cost of funds was 0.50% for the first half of 2017, 14 bps lower than 2016, driven by a lower cost of deposits (largely due to the addition of Baylake deposits at lower rates) between the comparable periods. As a result, the interest rate spread was 4.17% for the first half of 2017, 48 bps higher than the comparable period in 2016. The net interest margin was 4.29%, 45 bps over the first half of 2016.

•	Noninterest income was $15.9 million for the first half of 2017, an increase of $5.6 million over the first half of 2016, aided largely by the 2016 acquisitions and, to a lesser extent, the 2017 acquisition. Excluding net gains on sale or write-down of assets from both periods, noninterest income increased $4.9 million or 49%. Brokerage fee income led the increase, growing $1.6 million or 145%, attributable to the 2016 financial advisor business acquisition and subsequent new growth. Between the six-month periods, increases due primarily to higher volumes and activity were also experienced in service charges on deposits (up $0.7 million or 46%), net mortgage income (up $0.5 million or 32%), trust fee income (up $0.3 million or 12%) and other income (up $1.4 million, including $0.9 million or 69% higher interchange income).

•	Noninterest expense for the first half of 2017 was $38.6 million (including $0.5 million attributable to non-recurring merger-based expenses) compared to $27.5 million for the comparable period in 2016 (including $2.5 million merger-related expenses). Excluding the noted merger-based expenses from both periods, noninterest expense increased approximately $13 million or 52%. The increase between the six-month periods was primarily due to a larger operating base, attributable to the acquisitions. Personnel expense accounted for the majority of the increase in total expense, up $6.7 million or 47% over the first six months of 2016, commensurate with the 46% increase in average full time equivalent employees for the comparable periods.

•	Loans were $2.01 billion at June 30, 2017, up $441 million or 28% from $1.57 billion at December 31, 2016, and up $449 million or 29% over June 30, 2016, largely driven by $351 million of loans acquired with First Menasha at acquisition. Excluding the impact of First Menasha, loans increased $90 million or 6% organically since year end 2016. Between the comparative six-month periods, average loans were $1.74 billion yielding 5.25% in 2017, compared to $1.13 billion yielding 5.01% in 2016, a 55% increase in average balances. The 24 bps increase in loan yield was largely due to $4.2 million of higher aggregate discount accretion income on acquired loans between the six-month periods (inclusive of $2.9 million higher discount income related to favorably resolved purchased credit impaired loans), partially offset by pressure on rates of new and renewing loans in the competitive rate environment.

•	Total deposits were $2.39 billion at June 30, 2017, up $420 million or 21% from $1.97 billion at December 31, 2016, and up $456 million or 24% over June 30, 2016, primarily due to $375 million of deposits acquired with First Menasha at acquisition). Excluding the impact of First Menasha, deposits increased $45 million or 2% since year end 2016. Between the comparative six-month periods, average total deposits were up $717 million or 53%, attributable to the acquisitions, with noninterest-bearing demand deposits representing 23% and 21% of total deposits for the six-month periods ended June 30, 2017 and 2016, respectively. Interest-bearing deposits cost 0.36% for the first half of 2017, down 11 bps from 0.47% for the same period in 2016, benefiting mostly from the lower-costing Baylake deposits acquired, offset partly by the higher-costing First Menasha deposits acquired and general rate pressures influenced by a 75 bps increase in the federal funds rate since June 30, 2016.

•	Asset quality measures remained strong with continued improvement during the six months ended June 30, 2017. Nonperforming assets were $18.8 million at June 30, 2017, compared to $22.3 million at year end 2016 and $27.3 million a year ago. As a percentage of total assets, nonperforming assets were 0.66% at June 30, 2017, 0.97% at December 31, 2016, and 1.21% at June 30, 2016. The allowance for loan losses was $12.6 million at June 30, 2017 (representing 0.63% of loans), compared to $11.8 at December 31, 2016 (representing 0.75% of loans), and $10.9 million at June 30, 2016 (representing 0.70% of loans). The decline in the ratio of the ALLL to loans primarily resulted from recording the acquired loan portfolios at fair value with no carryover of allowance at the time of each merger. The provision for loan losses was $0.9 million with net charge-offs of $0.1 million for the first six months of 2017, versus provision of $0.9 million and $0.3 million of net charge-offs for the comparable 2016 period.

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

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $45.8 million in the first six months of 2017, $18.6 million or 69% higher than $27.2 million in the first six months of 2016, including $4.2 million higher aggregate discount accretion between the periods and impacted by the timing of the acquisitions (with 2017 including two months of First Menasha and full contribution from Baylake, while the 2016 period included only two months from Baylake). Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 35% tax rate) were $1.2 million and $0.7 million for the first six months of 2017 and 2016, respectively, resulting in taxable equivalent net interest income of $47.0 million and $27.9 million, respectively.

Taxable equivalent net interest income is a non-GAAP measure, but is a preferred industry measurement of net interest income (and its use in calculating a net interest margin) as it enhances the comparability of net interest income arising from taxable and tax-exempt sources.

Table 1: Year-To-Date Net Interest Income Analysis

	For the Six Months Ended June 30,
	2017			2016
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$1,744,808	$45,956	5.25%	$1,128,951	$28,496	5.01%
Investment securities
Taxable	229,801	2,308	2.01%	121,373	1,166	1.92%
Tax-exempt (2)	160,739	2,160	2.69%	107,630	1,296	2.41%
Other interest-earning assets	47,816	730	3.05%	86,268	555	1.29%
Total interest-earning assets	2,183,164	$51,154	4.67%	1,444,222	$31,513	4.33%
Cash and due from banks	47,825			32,435
Other assets	224,395			122,196
Total assets	$2,455,384			$1,598,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$239,212	$142	0.12%	$168,030	$106	0.13%
Interest-bearing demand	408,011	831	0.41%	281,960	859	0.61%
MMA	568,335	544	0.19%	362,657	236	0.13%
Core CDs and IRAs	284,054	973	0.69%	223,988	1,074	0.96%
Brokered deposits	94,647	362	0.77%	28,522	203	1.43%
Total interest-bearing deposits	1,594,259	2,852	0.36%	1,065,157	2,478	0.47%
Other interest-bearing liabilities	59,511	1,268	4.24%	58,826	1,097	3.68%
Total interest-bearing liabilities	1,653,770	4,120	0.50%	1,123,983	3,575	0.64%
Noninterest-bearing demand	478,493			290,448
Other liabilities	18,291			13,829
Total equity	304,830			170,593
Total liabilities and stockholders’ equity	$2,455,384			$1,598,853
Net interest income and rate spread		$47,034	4.17%		$27,938	3.69%
Net interest margin			4.29%			3.84%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 35% and adjusted for the disallowance of interest expense.

Table 2: Year-To-Date Volume/Rate Variance

Comparison of the six months ended June 30, 2017 versus the six months ended June 30, 2016 follows:

	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net(1)
Earning assets

Loans	$16,090	$1,370	$17,460
Investment securities
Taxable	1,202	(60)	1,142
Tax-exempt(2)	699	165	864
Other interest-earning assets	(67)	242	175

Total interest-earning assets	$17,924	$1,717	$19,641

Interest-bearing liabilities
Savings deposits	$43	$(7)	$36
Interest-bearing demand	310	(338)	(28)
MMA	168	140	308
Core CDs and IRAs	248	(349)	(101)
Brokered deposits	289	(130)	159

Total interest-bearing deposits	1,058	(684)	374
Other interest-bearing liabilities	260	(89)	171

Total interest-bearing liabilities	1,318	(773)	545
Net interest income	$16,606	$2,490	$19,096

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 35% and adjusted for the disallowance of interest expense.

Table 3: Quarterly Net Interest Income Analysis

	For the Three Months Ended June 30,
	2017			2016
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$1,888,320	$24,771	5.20%	$1,372,866	$16,904	4.84%
Investment securities
Taxable	250,539	1,239	1.98%	165,148	762	1.84%
Tax-exempt (2)	162,154	1,098	2.71%	127,724	778	2.43%
Other interest-earning assets	35,111	376	4.28%	95,536	362	0.94%
Total interest-earning assets	2,336,124	$27,484	4.67%	1,761,274	$18,806	4.18%
Cash and due from banks	54,925			36,534
Other assets	244,876			173,533
Total assets	$2,635,925			$1,971,341
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$253,377	$85	0.13%	$194,099	$55	0.11%
Interest-bearing demand	410,555	429	0.42%	332,925	452	0.54%
MMA	584,078	350	0.24%	466,150	153	0.13%
Core CDs and IRAs	293,068	463	0.63%	267,565	561	0.83%
Brokered deposits	165,992	338	0.82%	29,161	102	1.39%
Total interest-bearing deposits	1,707,070	1,665	0.39%	1,289,900	1,323	0.41%
Other interest-bearing liabilities	72,296	689	3.78%	77,836	562	2.82%
Total interest-bearing liabilities	1,779,366	2,354	0.53%	1,367,736	1,885	0.55%
Noninterest-bearing demand	507,795			356,062
Other liabilities	19,563			19,063
Total equity	329,201			228,480
Total liabilities and stockholders’ equity	$2,635,925			$1,971,341
Net interest income and rate spread		$25,130	4.14%		$16,921	3.63%
Net interest margin			4.27%			3.75%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 35% and adjusted for the disallowance of interest expense.

Table 4: Quarterly Volume/Rate Variance

Comparison of the three months ended June 30, 2017 versus the three months ended June 30, 2016 follows:

	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net(1)
Earning assets

Loans(2)	$6,683	$1,184	$7,867
Investment securities
Taxable	447	30	477
Tax-exempt(2)	226	94	320
Other interest-earning assets	(169)	183	14

Total interest-earning assets	$7,187	$1,491	$8,678

Interest-bearing liabilities
Savings deposits	$19	$11	$30
Interest-bearing demand	93	(116)	(23)
MMA	46	151	197
Core CDs and IRAs	50	(148)	(98)
Brokered deposits	296	(60)	236

Total interest-bearing deposits	504	(162)	342
Other interest-bearing liabilities	129	(2)	127

Total interest-bearing liabilities	633	(164)	469
Net interest income	$6,554	$1,655	$8,209

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 35% and adjusted for the disallowance of interest expense.

Table 5: Interest Rate Spread, Margin and Average Balance Mix — Taxable Equivalent Basis

	Six months Ended June 30,
	2017			2016
(in thousands)	Average Balance	% of Earning Assets	Yield/Rate	Average Balance	% of Earning Assets	Yield/Rate
Total loans	$1,744,808	79.9%	5.25%	$1,128,951	78.2%	5.01%
Securities and other earning assets	438,356	20.1%	2.37%	315,271	21.8%	1.91%
Total interest-earning assets	$2,183,164	100.0%	4.67%	$1,444,222	100.0%	4.33%

Interest-bearing liabilities	$1,653,770	75.8%	0.50%	$1,123,983	77.8%	0.64%
Noninterest-bearing funds, net	529,394	24.2%		320,239	22.2%
Total funds sources	$2,183,164	100.0%	0.38%	$1,444,222	100.0%	0.47%
Interest rate spread			4.17%			3.69%
Contribution from net free funds			0.12%			0.15%
Net interest margin			4.29%			3.84%

Taxable-equivalent net interest income was $47.0 million and $27.9 million for the six months of 2017 and 2016, respectively, up $19.1 million or 68%, with $16.6 million from net favorable volume and mix variances (due to the addition of acquired net interest-earning assets, as well as organic growth), and $2.5 million from net favorable rate variances (from both a lower cost of funds and higher earning asset yield) between the periods. Taxable equivalent interest income on earning assets increased $19.6 million or 62% between the six-month periods, with $17.4 million more interest from loans ($16.1 million from greater volume and $1.4 million from rates (with $4.2 million in higher aggregate discount accretion income more than offsetting lower underlying loan yields mainly from the acquired portfolios)), $2.0 million more interest from total investments (mostly volume-based), and $0.2 million more interest from other earning assets. Interest expense increased $0.5 million, led by $1.3 million higher interest on interest-bearing liabilities due to volume variances (mostly acquired deposits), partially offset by $0.8 million of favorable rate variances due to lower cost funding (largely from lower-costing Baylake deposits acquired, offset partly by higher-costing First Menasha deposits acquired and general rate pressures influenced by a 75 bps increase in the federal funds rate since June 30, 2016).

The taxable-equivalent net interest margin was 4.29% for the first six months of 2017, up 45 bps versus the first six months of 2016. The interest rate spread increased 48 bps between the periods, with a favorable increase in the earning asset yield (up 34 bps to 4.67% for first six months of 2017), and an improvement in the cost of funds (down 14 bps to 0.50% for first six months of 2017). The contribution from net free funds decreased by 3 bps, mostly due to lower costs on the funding side of the balance sheet. Since January 1, 2016, the Federal Reserve raised short-term interest rates by 75 bps to 100 bps as of June 30, 2017 (up 25 bps in each of December 2016, March 2017 and June 2017). These increases have impacted the rate earned on cash and the cost of shorter-term deposits and borrowings, but have not significantly influenced rates further out on the yield curve; and thus, have only marginally impacted new investment yields or new loan pricing. Additionally, while both 2017 and 2016 periods are experiencing favorable income from discount accretion on acquired loans, particularly where such loans pay or resolve at better than their carrying values, such favorable interest flow can be sporadic and will diminish over time.

The earning asset yield was influenced largely by the mix of underlying earning assets, particularly carrying a higher proportion of loans and investments (each at higher yields in the 2017 period than the 2016 period) and a lower proportion of low-earning cash. Loans, investments and other interest earning assets (mostly low-earning cash) represented 80%, 18% and 2% of average earning assets, respectively, for the first six months of 2017, and 78%, 16%, and 6%, respectively, for the comparable 2016 period. Loans yielded 5.25% and 5.01%, respectively, for the first six months of 2017 and 2016, while non-loan earning assets combined yielded 2.37% and 1.91%, respectively, for the periods. The 24 bps increase in loan yield between the six-month periods was largely due to the higher aggregate discount accretion on acquired loans between periods, more than offsetting lower underlying loan yields mainly from the acquired loan portfolios.

Average interest-earning assets were $2.18 billion for the first six months of 2017, $739 million, or 51% higher than the first six months of 2016, largely attributable to acquired balances as well as organic growth. The change consisted of an increase in average loans (up 55% to $1.74 billion), a $162 million increase in investment securities (up 71% to $391 million) and a $38 million decrease in other interest-earning assets, predominantly low earning cash.

Nicolet’s cost of funds decreased 14 bps to 0.50% for the first six months of 2017 compared to a year ago. The average cost of interest-bearing deposits (which represent 96% and 95% of average interest-bearing liabilities for the six months ended June 30, 2017 and 2016, respectively), was 0.36% for the first six months of 2017, down 11 bps from the first six months of 2016, largely benefiting from the lower-costing Baylake deposits acquired, offset partly by the higher-costing First Menasha deposits acquired and general rate pressures influenced by a 75 bps increase in the federal funds rate since June 30, 2016.

Average interest-bearing liabilities were $1.65 billion for the first six months of 2017, up $530 million or 47% from the comparable period in 2016, predominantly attributable to acquired balances. Interest-bearing deposits represented 96% and 95% of average interest-bearing liabilities for the first six months of 2017 and 2016, respectively, while the mix of average interest-bearing deposits moved from higher costing core CDs to lower costing transaction accounts, improving the overall deposit cost between the six-month periods.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2017 and 2016 was $0.9 million for each period, respectively, exceeding net charge offs of $0.1 million and $0.3 million, respectively. Asset quality measures have been strong and improving with continued resolutions of problem loans. The ALLL was $12.6 million (0.63% of loans) at June 30, 2017, compared to $11.8 million (0.75% of loans) at December 31, 2016 and $10.9 million (0.70% of loans) at June 30, 2016. The decline in the ratio was a result of recording the acquired loan portfolios at fair value with no carryover of allowance at the time of each merger.

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

Noninterest Income

Table 6: Noninterest Income

	For the three months ended June 30,				For the six months ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
(in thousands)
Service charges on deposit accounts	$1,121	$870	$251	28.9%	$2,129	$1,463	$666	45.5%
Mortgage income, net	1,406	1,132	274	24.2	2,248	1,703	545	32.0
Trust services fee income	1,485	1,465	20	1.4	2,952	2,627	325	12.4
Brokerage fee income	1,433	788	645	81.9	2,692	1,098	1,594	145.2
Bank owned life insurance (“BOLI”)	454	312	142	45.5	855	562	293	52.1
Rent income	295	273	22	8.1	567	535	32	6.0
Investment advisory fees	109	95	14	14.7	265	195	70	35.9
Gain on sale or write-down of assets, net	772	100	672	672.0	766	95	671	706.3
Other income	2,010	1,335	675	50.6	3,380	1,970	1,410	71.6
Total noninterest income	$9,085	$6,370	$2,715	42.6%	$15,854	$10,248	$5,606	54.7%
Noninterest income without net gains	$8,313	$6,270	$2,043	32.6%	$15,088	$10,153	$4,935	48.6%
Included in Other Income:

Debit and credit card interchange income	$1,173	$819	$354	43.2%	$2,153	$1,277	$876	68.6%

Comparison of the six months ending June 30, 2017 versus 2016

Noninterest income was $15.9 million for the first six months of 2017, compared to $10.2 million for the first six months of 2016, aided largely by the 2016 acquisitions and, to a lesser extent, the 2017 acquisition. Excluding net gains on sale or write-down of assets from both six-month periods, noninterest income increased $4.9 million or 48.6%.

The 2017 activity in net gain on sale or write-down of assets consisted of a $0.9 million gain on the sale of vacated bank branches, $0.4 million of net losses and write-downs on assets and OREO properties (predominantly the fair market value loss on two closed bank branches transferred to OREO), and a $0.2 million gain on the liquidation of an other investment. The 2016 activity was not significant individually or in the aggregate.

Service charges on deposit accounts were $2.1 million for the first six months of 2017, up $0.7 million or 45.5% over the first six months of 2016, resulting from an increased number of accounts mostly attributable to the bank acquisitions and an increase to the fee charged on overdrafts implemented in May 2017.

Mortgage income represents net gains received from the sale of residential real estate loans service-released and service-retained into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees, offsetting MSR amortization, valuation changes, if any, and to a smaller degree some related income. Net mortgage income increased $0.5 million or 32.0% between the comparable six-month periods due to greater secondary mortgage production and sales aided by a broader geographic footprint and increased net servicing fees on the growing portfolio of mortgage loans serviced for others.

Trust service fees were up $0.3 million or 12.4% between the six-month periods due to higher assets under management. Between the six-month periods, brokerage fees were up significantly, up $1.6 million or 145.2%, attributable to the 2016 financial advisor business acquisition as well as subsequent new growth and pricing.

BOLI income was up $0.3 million or 52.1% between the six-month periods, commensurate with the growth in average BOLI investments, including additional insurance purchases in 2016. Other noninterest income was $3.4 million, up $1.4 million or 71.6% over the comparable period of 2016 (mostly attributable to an increase in card interchange fees, up $0.9 million or 68.6% on higher volume and activity), and income from equity in UFS, a data processing company acquired in the Baylake merger, up $0.3 million.

Noninterest Expense

Table 7: Noninterest Expense

	For the three months ended June 30,				For the six months ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
(in thousands)
Personnel	$10,983	$8,884	$2,099	23.6%	$20,916	$14,232	$6,684	47.0%
Occupancy, equipment and office	3,223	2,508	715	28.5	6,054	4,306	1,748	40.6
Business development and marketing	1,317	790	527	66.7	2,246	1,368	878	64.2
Data processing	2,207	1,421	786	55.3	4,190	2,577	1,613	62.6
FDIC assessments	145	239	(94)	(39.3)	377	382	(5)	(1.3)
Intangibles amortization	1,178	874	304	34.8	2,341	1,123	1,218	108.5
Other expense	1,260	2,803	(1,543)	(55.0)	2,512	3,549	(1,037)	(29.2)
Total noninterest expense	$20,313	$17,519	$2,794	15.9%	$38,636	$27,537	$11,099	40.3%
Non-Personnel expenses	$9,330	$8,635	$695	8.0%	$17,720	$13,305	$4,415	33.2%

Comparison of the six months ending June 30, 2017 versus 2016

Total noninterest expense was $38.6 million for the first six months of 2017 (including $0.5 million attributable to non-recurring, merger-based expenses such as legal and conversion processing costs), compared to $27.5 million for the comparable period in 2016 (including $2.5 million merger-related expenses, of which $1.7 million was a lease termination charge). Excluding the noted merger-based expenses from both periods, noninterest expense increased approximately $13 million or 52%. The $11.1 million, or 40.3%, increase between the six-month periods was primarily attributable to the larger operating base as a result of the 2016 and 2017 acquisitions. All expense categories showed significant increases from the same period in 2016, except for FDIC assessments (down slightly) and other expense, which was down due to reduced merger-related expenses.

Personnel expense was $20.9 million for the first six months of 2017, up $6.7 million or 47.0% compared to the first six months of 2016, largely due to the expanded workforce, with average full time equivalent employees up 46% (from 346 to 505 for the first half of 2016 and 2017, respectively). Also contributing to the increase were merit increases between the periods, incentives timing, equity grants in the second quarter of 2017, and higher health and other benefits costs.

Occupancy, equipment and office expense was $6.1 million for the first six months of 2017, up $1.7 million or 40.6% compared to 2016, primarily the result of the larger operating base, offset partly by branch closure savings.

Business development and marketing expense increased $0.9 million, or 64.2%, between the comparable six-month periods, largely due to the expanded operating base influencing additional marketing, promotions and media.

Data processing expenses, which are primarily volume-based, rose $1.6 million or 62.6% between the six-month periods predominantly attributable to the acquisitions. Intangible amortization increased $1.2 million, due exclusively to timing of and the addition of intangibles recorded as part of the acquisitions.

Other noninterest expense decreased $1.0 million or 29.2% between the six-month periods, due primarily to lower merger-related expenses, including the non-recurring $1.7 million lease termination charge in 2016, though offset largely in 2017 by higher other operating costs associated with size (such as OREO expenses, legal, audit and bank insurance costs) and $0.4 million in 2017 associated with implementing the customer relationship system that began in the fourth quarter of 2016.

Income Taxes

For the six-month periods ending June 30, 2017 and 2016, income tax expense was $7.5 million and $3.0 million, respectively. The increase was primarily attributable to higher pre-tax income between the two periods. Included in 2017 is a tax benefit of $0.2 million related to the exercise of stock options and restricted stock vesting in accordance with ASU 2016-09. U.S. GAAP requires that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. No valuation allowance was determined to be necessary as of June 30, 2017 or December 31, 2016.

Comparison of the three months ending June 30, 2017 versus 2016

Nicolet reported net income of $8.3 million for the three months ended June 30, 2017, up $5.0 million or 156% over $3.3 million for the comparable period of 2016. Net income available to common shareholders for the second quarter of 2017 was $8.3 million, or $0.83 per diluted common share, compared to net income available to common shareholders of $3.0 million, or $0.39 per diluted common share, for the second quarter of 2016.

Pre-tax earnings of the second quarter of 2016 was negatively impacted by $2.1 million merger-based expenses (inclusive of a large lease-termination charge), compared to $0.3 million of merger-based expense in the second quarter of 2017.

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $24.5 million in the second quarter of 2017 versus $16.5 million in the second quarter of 2016, including $2.1 million higher aggregate discount income between the periods. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 35% tax rate) were $0.6 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively, resulting in taxable equivalent net interest income of $25.1 million and $16.9 million, respectively. Taxable equivalent net interest income for second quarter 2017 was up $8.2 million or 49% versus second quarter 2016, with $6.6 million of the increase due to net favorable volume variances (predominately due to the Baylake assets included for three months in 2017 versus two in 2016 and, to a lesser extent, to the First Menasha assets included for two months in 2017 versus none in 2016), and $1.7 million increase from net favorable rate variances (especially in higher loan yields and lower cost of funds).

The earning asset yield was 4.67% for second quarter 2017, 49 bps higher than second quarter 2016, mainly due to an increase in the yield on loans (up 36 bps to 5.20% for second quarter 2017). The 36 bps increase in loan yield between the three-month periods was largely due to higher aggregate discount accretion on loans (up $2.1 million) partially offset by the addition of Baylake loans carrying a lower overall yield and underlying rate pressure on loan yields from competition and the low rate environment. Non-loan earning assets which earn less than loan assets represented 19% of average earning assets for second quarter 2017 (including higher low-earning cash) and earned 2.42%, versus 22% of earning assets yielding 1.96% for second quarter 2016.

The cost of funds was 0.53% for second quarter 2017, 2 bps lower than second quarter 2016, driven by a decline in the cost of deposits (down 2 bps to 0.39% for second quarter 2017) and a higher proportion of deposits in average interest-bearing liabilities (96% versus 94% for second quarter 2017 and 2016, respectively). The decrease in the cost of deposits resulted from lower overall rates on Baylake deposits acquired, and a favorable fair value interest mark on acquired CDs. The cost of other interest-bearing liabilities increased 96 bps to 3.78% between the second quarter periods, mostly due to a higher proportion of higher-cost funding in the mix (such as FHLB advances and other notes payable).

Noninterest income was $9.1 million for second quarter 2017, up $2.7 million from $6.4 million for the second quarter 2016. Noninterest income without net gains was up $2.0 million or 33%, largely due to mortgage income (up $0.3 million given higher production over a broader geographic footprint), service charges on deposits (up $0.3 million given the larger deposit base), and trust and brokerage fees (up $0.7 million combined, mostly attributable to the 2016 financial advisor business acquisition and market improvements). Net gain on sale or write-down of assets for second quarter 2017 consisted of a $0.5 million net gain on the sale of a former bank branch and a $0.2 million gain on the sale of investments, while second quarter 2016 included a $0.1 million net gain on OREO resolutions and gains on sales of assets. The $0.7 million increase in other noninterest income between the second quarter periods included interchange income up $0.4 million and wire fee income up $0.1 million on higher volumes, and UFS, Inc. income up $0.2 million due to the acquisition of this processing business as part of the Baylake merger in April 2016.

Noninterest expense was $20.3 million for the second quarter of 2017, up $2.8 million or 16% from second quarter 2016. Non-recurring merger-based expenses were $0.3 million in second quarter 2017 and $2.1 million in the second quarter of 2016. Excluding the noted merger-based expenses from both periods, noninterest expense increased approximately $4 million or 30%. Salaries and employee benefits for the second quarter of 2017 were $11.0 million or 24% higher than the second quarter of 2016. In addition to merit increases, higher overtime and higher equity award and incentive costs between the comparable second quarter periods, salaries and benefits were up from an increase in average full time equivalent employees attributable to the 2017 acquisition. Occupancy expense was $0.7 million higher due to the increased office locations. Data processing was $0.8 million higher than second quarter 2016 from increased accounts, rate increases and higher plastics processing costs. Amortization of intangibles was $0.3 million higher due to the added intangibles from the 2017 and 2016 acquisitions.

The provision for loan losses was $0.5 million for second quarter 2017 and 2016. Net charge- offs for the quarter ending June 30, 2017 were $0.1 million compared to $0.3 million for the second quarter of 2016. At June 30, 2017, the ALLL was $12.6 million (or 0.63% of total loans) compared to $10.9 million (or 0.70% of total loans) at June 30, 2016. The decline in the ratio was a result of recording the First Menasha loan portfolio at fair value with no carryover of their allowance at the time of the respective mergers.

Income tax expense was $4.4 million and $1.5 million for the second quarters of 2017 and 2016, respectively. The effective tax rates were 34.6% for second quarter 2017 and 31.7% for second quarter 2016.

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

Nicolet’s primary lending function is to make 1) commercial loans, consisting of commercial and industrial business loans, agricultural (“AG”) production, and owner-occupied commercial real estate (“CRE”) loans; 2) CRE loans, consisting of commercial investment real estate loans, AG real estate, and construction and land development loans; 3) residential real estate loans, including residential first mortgages, residential junior mortgages (such as home equity loans and lines), and residential construction loans; and 4) retail and other loans. Using these four broad groups the mix of loans at June 30, 2017 was 52% commercial, 22% CRE loans, 25% residential real estate, and 1% retail and other loans; and grouped further the loan mix was 74% commercial-based and 26% retail-based.

Total loans were $2.0 billion at June 30, 2017 compared to $1.6 billion at December 31, 2016. Compared to June 30, 2016, loans grew $449 million or 29%, primarily as a result of the $351 million loans added from First Menasha at acquisition in April 2017. On average, loans were $1.7 billion and $1.1 billion for the first six months of 2017 and 2016, respectively, up 55%, largely attributable to the timing of inclusion of acquired loans. At the time of the merger, the acquired First Menasha loan portfolio was somewhat similar to Nicolet’s pre-merger loan mix, with the most notable differences being a higher mix in owner-occupied CRE and CRE investment and a lower mix in commercial and industrial loans. The majority of organic growth experienced in the first half of 2017 has been in commercial and industrial loans.

Table 8: Period End Loan Composition

	June 30, 2017		December 31, 2016		June 30, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$589,460	29.3%	$428,270	27.3%	$427,093	27.4%
Owner-occupied CRE	419,066	20.8	360,227	23.0	359,401	23.0
AG production	35,428	1.8	34,767	2.2	32,646	2.1
AG real estate	49,977	2.5	45,234	2.9	53,005	3.4
CRE investment	307,572	15.3	195,879	12.5	199,585	12.8
Construction & land development	85,367	4.3	74,988	4.8	68,957	4.4
Residential construction	29,325	1.4	23,392	1.5	20,434	1.3
Residential first mortgage	369,007	18.4	300,304	19.1	287,722	18.4
Residential junior mortgage	103,935	5.2	91,331	5.8	97,509	6.3
Retail & other	20,827	1.0	14,515	0.9	14,205	0.9
Total loans	$2,009,964	100.0	$1,568,907	100.0%	$1,560,557	100.0%

Broadly, loans were 74% commercial-based and 26% retail-based at June 30, 2017 compared to 73% commercial-based and 27% retail-based at December 31, 2016. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively as well as the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.

Commercial and industrial loans consist primarily of commercial loans to small businesses within a diverse range of industries and, to a lesser degree, to municipalities. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans increased $161 million to $589 million since year end 2016, largely attributable to acquired First Menasha loans. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and increased to 29.3% of the total portfolio at June 30, 2017, up from 27.3% at December 31, 2016, largely attributable to the acquired First Menasha loan mix and organic loan growth.

Owner-occupied CRE loans decreased to 20.8% of loans at June 30, 2017 from 23.0% at December 31, 2016, largely attributable to the acquired First Menasha loan mix. Owner-occupied CRE loans primarily consist of loans within a diverse range of industries secured by business real estate that is occupied by borrowers (i.e. who operate their businesses out of the underlying collateral) and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral.

AG production and AG real estate loans combined consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland. In total, agricultural loans increased $5 million since year end 2016, representing 4.3% of total loans at June 30, 2017, versus 5.1% at December 31, 2016.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. The balance of these loans increased $112 million since year end 2016, largely attributable to the acquired First Menasha loan mix and organic growth, representing 15.3% of total loans at June 30, 2017 compared to 12.5% of total loans at December 31, 2016.

Loans in the construction and land development portfolio provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis. Lending on originated loans in this category has remained relatively steady as a percent of loans. Since December 31, 2016, balances have increased $10 million, and this category represented 4.3% and 4.8% of total loans at June 30, 2017 and year-end 2016, respectively.

On a combined basis, Nicolet’s residential real estate loans represent 25.0% of total loans at June 30, 2017, down from 26.4% at December 31, 2016. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. Across the industry, home equities generally involve loans that are in second or junior lien positions, but Nicolet has secured many such loans in a first lien position, further mitigating the portfolio risks. Nicolet has not experienced significant losses in its residential real estate loans; however, if market values in the residential real estate markets decline, particularly in Nicolet’s market area, rising loan-to-value ratios could cause an increase in the provision for loan losses. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. Mortgage loans retained in the portfolio are typically of high quality and have historically had low net charge off rates.

Loans in the retail and other classification represent less than 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and/or guaranty positions. The loan balances in this portfolio increased $6 million from December 31, 2016 to June 30, 2017.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2017, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

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

At June 30, 2017, the ALLL was $12.6 million compared to $11.8 million at December 31, 2016. The six-month increase was a result of a 2017 provision of $0.9 million exceeding 2016 net charge offs of $0.1 million. Comparatively, the provision for loan losses in the first six months of 2016 was $0.9 million and net charge offs were $0.3 million. Annualized net charge offs as a percent of average loans were 0.01% in the first six months of 2017 compared to 0.05% for the first six months of 2016 and 0.02% for the entire 2016 year. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ratio of the ALLL as a percentage of period-end loans was 0.63% at June 30, 2017 (with a 0.95% ratio on originated loans and a 0.26% ratio on acquired loans) compared to 0.75% at December 31, 2016 (with a 1.05% ratio on originated loans and a 0.36% ratio on acquired loans). The ALLL to loans ratio is impacted by the accounting treatment of Nicolet’s 2013, 2016 and 2017 bank acquisitions, which combined at their acquisition dates added no ALLL to the numerator and $1.3 billion of loans into the denominator. Acquired loans were $937 million and $667 million at June 30, 2017 and December 31, 2016, respectively. The change in the ALLL to loans ratio was driven by the increase in the denominator from acquired loans in 2016 and 2017.

The largest portions of the ALLL were allocated to commercial & industrial (“C&I”) loans and owner-occupied CRE loans combined, representing 59.0% and 57.5% of the ALLL at June 30, 2017 and December 31, 2016, respectively. Most notably since December 31, 2016, the increased allocations to C&I (from 33.2% to 37.8%) and CRE investment (from 9.5% to 10.7%) and the decreased allocation in construction and land development (from 6.5% to 5.7%) and Owner-occupied CRE (from 24.3% to 21.2%) was largely the result of changes to allowance allocations in conjunction with changes in past due and loss histories and balance mix changes.

Table 9: Loan Loss Experience

	For the six months ended		Year ended
(in thousands)	June 30, 2017	June 30, 2016	December 31, 2016
Allowance for loan losses (ALLL):
Balance at beginning of period	$11,820	$10,307	$10,307
Provision for loan losses	900	900	1,800
Charge-offs	(176)	(298)	(584)
Recoveries	47	38	297
Net charge-offs	129	260	287
Balance at end of period	$12,591	$10,947	$11,820

Net loan charge-offs (recoveries):
Commercial & industrial	$110	$245	$253
Owner-occupied CRE	(14)	(2)	103
Agricultural production	-	-	-
Agricultural real estate	-	-	-
CRE investment	(1)	(8)	(221)
Construction & land development	13	-	-
Residential construction	-	-	-
Residential first mortgage	4	(3)	49
Residential junior mortgage	(1)	6	49
Retail & other	18	22	54
Total net loans charged-off	$129	$260	$287

ALLL to total loans	0.63%	0.70%	0.75%
ALLL to net charge-offs	9,760.5%	4,210.40%	4,118.5%
Net charge-offs to average loans, annualized	0.01%	0.05%	0.02%

The allocation of the ALLL is based on Nicolet’s estimate of loss exposure by category of loans and is shown in Table 10 for June 30, 2017 and December 31, 2016.

Table 10: Allocation of the Allowance for Loan Losses

(in thousands)	June 30, 2017	% of Loan Type to Total Loans	December 31, 2016	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$4,764	29.3%	$3,919	27.3%
Owner-occupied CRE	2,670	20.8	2,867	23.0
Agricultural production	161	1.8	150	2.2
Agricultural real estate	298	2.5	285	2.9
CRE investment	1,345	15.3	1,124	12.5
Construction & land development	718	4.3	774	4.8
Residential construction	150	1.4	304	1.5
Residential first mortgage	1,786	18.4	1,784	19.1
Residential junior mortgage	498	5.2	461	5.8
Retail & other	201	1.0	152	0.9
Total ALLL	$12,591	100.0%	$11,820	100.0%
ALLL category as a percent of total ALLL:
Commercial & industrial	37.8%		33.2%
Owner-occupied CRE	21.2		24.3
Agricultural production	1.3		1.3
Agricultural real estate	2.4		2.4
CRE investment	10.7		9.5
Construction & land development	5.7		6.5
Residential construction	1.2		2.6
Residential first mortgage	14.2		15.1
Residential junior mortgage	4.0		3.9
Retail & other	1.5		1.2
Total ALLL	100.0%		100.0%

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $16.9 million (consisting of $0.3 million originated loans and $16.6 million acquired loans) at June 30, 2017 compared to $20.3 million at December 31, 2016 (consisting of $0.3 million originated loans and $20.0 million acquired loans). Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $18.8 million at June 30, 2017 compared to $22.3 million at December 31, 2016. OREO was $1.8 million at June 30, 2017, down from $2.1 million at year end 2016, the majority of which is closed bank branch property. Nonperforming assets as a percent of total assets were 0.66% at June 30, 2017 compared to 0.97% at December 31, 2016.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $14.5 million (0.7% of loans) and $12.6 million (0.8% of loans) at June 30, 2017 and December 31, 2016, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 11: Nonperforming Assets

(in thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Nonaccrual loans:
Commercial & industrial	$4,017	$358	$1,419
Owner-occupied CRE	3,266	2,894	3,906
AG production	3	9	35
AG real estate	197	208	219
CRE investment	5,744	12,317	14,343
Construction & land development	740	1,193	1,074
Residential construction	80	260	313
Residential first mortgage	2,602	2,990	2,755
Residential junior mortgage	252	56	218
Retail & other	-	—	—
Total nonaccrual loans	16,901	20,285	24,282
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$16,901	$20,285	$24,282
OREO:
Commercial & industrial	$-	$64	$64
CRE investment	-	-	32
Owner-occupied CRE	165	304	874
Construction & land development	90	623	336
Residential real estate owned	-	29	109
Bank property real estate owned	1,594	1,039	1,602
Total OREO	1,849	2,059	3,017
Total nonperforming assets	$18,750	$22,344	$27,299
Total restructured loans accruing	$—	$—	$—
Ratios
Nonperforming loans to total loans	0.84%	1.29%	1.56%
Nonperforming assets to total loans plus OREO	0.93%	1.42%	1.75%
Nonperforming assets to total assets	0.66%	0.97%	1.21%
ALLL to nonperforming loans	74.5%	58.3%	45.1%
ALLL to total loans	0.63%	0.75%	0.70%

Table 12: Investment Securities Portfolio

	June 30, 2017			December 31, 2016
(in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
U.S. Government sponsored enterprises	$26,374	$26,152	6%	$1,981	$1,963	1%
State, county and municipals	191,482	191,128	45	191,721	187,243	51
Mortgage-backed securities	166,537	165,671	40	161,309	159,129	44
Corporate debt securities	32,224	32,796	8	12,117	12,169	3
Equity securities	1,287	2,539	1	2,631	4,783	1
Total	$417,904	$418,286	100%	$369,759	$365,287	100%

At June 30, 2017 the total carrying value of investment securities was $418.3 million, up from $365.3 million at December 31, 2016, and represented 14.8% and 15.9% of total assets at June 30, 2017 and December 31, 2016, respectively. The increase since year end 2016 was largely attributable to investment securities added from First Menasha at acquisition in April 2017. At June 30, 2017, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity.

In addition to securities available for sale, Nicolet has other investments, consisting of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System), and the Federal Agricultural Mortgage Corporation, as well as equity investments in other privately-traded companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus not liquid, have no ready market or quoted market value, and are carried at cost. The remaining investments have no quoted market prices, and are carried at cost less other than temporary impairment (“OTTI”) charges, if any. Nicolet’s management evaluates all these other investments periodically for impairment, considering financial condition and other available relevant information. Other investments totaled $12.9 million at June 30, 2017 and $17.5 million at December 31, 2016, with the decline primarily attributable to redeemed FHLB stock. One equity investment had an OTTI charge of $0.5 million recorded in the fourth quarter of 2016. There were no OTTI charges recorded in 2017.

Table 13: Investment Securities Portfolio Maturity Distribution

	As of June 30, 2017
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
(in thousands)
U.S. government sponsored enterprises	$—	—%	$10,400	0.1%	$15,974	0.1%	$—	—%	$—	—%	$26,374	0.3%	$26,152
State and county municipals (1)	13,978	2.5	75,050	2.8	101,440	2.5	1,014	2.9	—	—	191,482	2.6	191,128
Mortgage-backed securities	—	—	—	—	—	—	—	—	166,537	2.9	166,537	3.0	165,671
Corporate debt securities	—	—	11,092	4.2	14,157	2.9	6,975	5.8	—	—	32,224	3.9	32,796
Equity securities	—	—	—	—	—	—	—	—	1,287	2.4	1,287	2.4	2,539
Total amortized cost	$13,978	2.5%	$96,542	2.7%	$131,571	2.2%	$7,989	4.9%	$167,824	2.9%	$417,904	2.7%	$418,286
Total fair value and carrying value	$13,976		$96,791		$130,961		$8,348		$168,210				$418,286
As a percent of total fair value	3%		23%		31%		2%		41%				100%

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 35% adjusted for the disallowance of interest expense.

Deposits

Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Included in total deposits in Table 14 are brokered deposits of $85 million at June 30, 2017 and $21 million at December 31, 2016.

Table 14: Deposits

	June 30, 2017		December 31, 2016
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$573,372	24.0%	$482,300	24.5%
Money market and NOW accounts	1,170,986	49.0%	964,509	49.0%
Savings	265,165	11.1%	221,282	11.2%
Time	380,448	15.9%	301,895	15.3%
Total deposits	$2,389,971	100.0%	$1,969,986	100.0%

Total deposits were $2.4 billion at June 30, 2017, up $420 million or 21% since December 31, 2016, largely attributable to the $375 million deposits added from First Menasha at acquisition in April 2017. On average for the first six months of 2017, total deposits were $2.1 billion, up $717 million, or 53%, from the comparable 2016 period, largely attributable to the inclusion of acquired Baylake deposits for all of 2017 versus two of six months in 2016 and acquired First Menasha deposits for two months of 2017 versus no months in 2016. On average, the mix of deposits changed between the comparable six-month periods, with 2016 carrying more in demand (i.e. noninterest bearing) deposits and less in money market and NOW accounts, savings and time deposits.

Table 15: Average Deposits

	For the six months ended
	June 30, 2017		June 30, 2016
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$478,493	23.1%	$290,448	21.4%
Money market and NOW accounts	976,346	47.1%	644,617	47.6%
Savings	239,212	11.5%	168,030	12.4%
Time	378,701	18.3%	252,510	18.6%
Total	$2,072,752	100.0%	$1,355,605	100.0%

Table 16: Maturity Distribution of Certificates of Deposit of $100,000 or More

(in thousands)	June 30, 2017
3 months or less	$56,052
Over 3 months through 6 months	18,522
Over 6 months through 12 months	42,061
Over 12 months	80,284

Total	$196,919

Other Funding Sources

Other funding sources include short-term borrowings (none at June 30, 2017 and December 31, 2016) and long-term borrowings (totaling $63.1 million at June 30, 2017 and $37.6 million at December 31, 2016). Short-term borrowings, when used, consist mainly of federal funds purchased, overnight borrowings with correspondent financial institutions, FHLB advances with original maturities of one year or less, and customer repurchase agreements maturing in less than six months. Long-term borrowings include notes payable (consisting of FHLB advances with original maturities greater than one year), junior subordinated debentures (largely qualifying as Tier 1 capital for regulatory purposes, given their long maturity dates, even though they are redeemable in whole or in part at par), and subordinated debt (issued in 2015 with 10-year maturities, callable on or after the fifth anniversary date of their respective issuance dates, and qualifying as Tier 2 capital for regulatory purposes). Further information regarding these long-term borrowings is included in Note 8 – Notes Payable, Note 9 – Junior Subordinated Debentures, and Note 10 – Subordinated Notes in the notes to the unaudited consolidated financial statements. Given the high level of deposits to assets, other funding sources are currently utilized modestly, mainly for their capital equivalent characteristics and term funding.

At June 30, 2017, additional funding sources consist of a $10 million available and unused line of credit at the holding company, $143 million of available and unused federal funds purchased lines, and remaining available total borrowing capacity at the FHLB of $193 million.

Off-Balance Sheet Obligations

As of June 30, 2017 and December 31, 2016, Nicolet had the following commitments that did not appear on its balance sheet:

Table 17: Commitments

	June 30,	December 31,
	2017	2016
(in thousands)
Commitments to extend credit — fixed and variable rate	$622,491	$554,980
Financial letters of credit	12,988	12,444
Standby letters of credit	5,961	4,898

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

Funds are available from a number of basic banking activity sources including but not limited to the core deposit base, the repayment and maturity of loans, investment securities calls, maturities, and sales, and funds obtained through brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Approximately $36 million of the $418 million investment securities portfolio at June 30, 2017 was pledged to secure public deposits, short term borrowings, repurchase agreements, or for other purposes as required by law. Other funding sources available include short-term borrowings, federal funds purchased, and long-term borrowings.

Cash and cash equivalents at June 30, 2017 and December 31, 2016 were $112 million and $129 million, respectively. These levels have decreased through the first six months of 2017 with $81 million net cash used by investing activities (mostly due to a net increase in loans and securities), partially offset by $15 million net cash provided by operating activities and $48 million net cash provided by financing activities (mostly due to a net increase in deposits). Nicolet’s liquidity resources were sufficient as of June 30, 2017 to fund loans, accommodate deposit trends and cycles, and to meet other cash needs as necessary.

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

Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps decrease in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on this analysis on financial data at June 30, 2017, the projected changes in net interest income over a one-year time horizon, versus the baseline, was -0.2%, 0.1%, 0.2% and 0.4% for the -200, -100, +100 and +200 bps scenarios, respectively; such results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.

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

At June 30, 2017, Nicolet’s capital structure consisted of $352.4 million of common stock equity compared to $275.9 million of common equity at December 31, 2016. Nicolet’s common equity, representing 12.5% of total assets at June 30, 2017 and 12.0% at December 31, 2016, continues to reflect capacity to capitalize on opportunities. Nicolet’s common stock was accepted by shareholders as the primary consideration in the recent 2017 and 2016 acquisitions, as described in Note 2 – “Acquisitions,” in the notes to the unaudited consolidated financial statements.

On April 28, 2017 as part of the First Menasha merger, Nicolet issued 1.3 million shares of common stock for common stock consideration of $62.2 million. On April 29, 2016 as part of the Baylake merger, Nicolet issued 4.3 million shares of common stock for common stock consideration of $163.3 million, and recorded $1.2 million consideration for assumed stock options. In connection with the financial advisor business acquisition that completed on April 1, 2016, Nicolet issued $2.6 million in common stock consideration. Book value per common share increased 8% to $35.73 at June 30, 2017 from $33.12 at year end 2016 aided mostly by the common equity issued in the 2017 acquisition and retained earnings exceeding stock purchases.

As shown in Table 18, Nicolet’s regulatory capital ratios remain well above minimum regulatory ratios. At June 30, 2017, Nicolet’s Total, Tier 1, Common Equity Tier 1 (“CET1”) risk-based ratios and its leverage ratio were 12.7%, 11.6%, 10.3% and 10.3%, respectively, compared to the minimum requirements of 8.0%, 6.0%, 4.5% and 4.0%, respectively. Also, at June 30, 2017, the Bank’s Total, Tier 1, CET1 and leverage ratios were 12.0%, 11.4%, 11.4% and 10.1%, respectively, and qualify the Bank as well-capitalized under the prompt-corrective action framework with hurdles of 10.0%, 8.0%, 6.5% and 5.0%, respectively. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth.

The primary source of income and funds for the parent company is dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by federal regulatory agencies. At June 30, 2017, the Bank could pay dividends of approximately $4.9 million without seeking regulatory approval. During 2016, the Bank paid $35.5 million of dividends (which included a special dividend of $15 million out of Bank surplus) to the parent company, and paid $10 million of dividends during the first half of 2017.

A summary of Nicolet’s and Nicolet National Bank’s regulatory capital amounts and ratios as of June 30, 2017 and December 31, 2016 are presented in the following table.

Table 18: Capital

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of June 30, 2017:
Company
Total capital	$283,938	12.7%	$179,147	8.0%
Tier 1 capital	259,444	11.6	134,360	6.0
CET 1 capital	230,971	10.3	100,770	4.5
Leverage	259,444	10.3	100,579	4.0

Bank
Total capital	$269,444	12.0%	$179,067	8.0%	$223,834	10.0%
Tier 1 capital	256,853	11.5	134,301	6.0	179,067	8.0
CET 1 capital	256,853	11.5	100,725	4.5	145,492	6.5
Leverage	256,853	10.2	100,769	4.0	125,962	5.0

As of December 31, 2016:
Company
Total capital	$249,723	13.9%	$144,195	8.0%
Tier 1 capital	226,018	12.5	108,146	6.0
CET 1 capital	202,313	11.2	81,110	4.5
Leverage	226,018	10.3	87,566	4.0

Bank
Total capital	$217,682	12.1%	$144,322	8.0%	$180,403	10.0%
Tier 1 capital	205,862	11.4	108,242	6.0	144,322	8.0
CET 1 capital	205,862	11.4	81,181	4.5	117,262	6.5
Leverage	205,862	9.4	87,329	4.0	109,161	5.0

(1)	The total capital ratio is defined as Tier1 capital plus Tier 2 capital divided by total risk-weighted assets. The Tier 1 capital ratio is defined as Tier1 capital divided by total risk-weighted assets. CET 1 capital ratio is defined as Tier 1 capital, with deductions for goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities, and limitations on the inclusion of deferred tax assets, mortgage servicing assets and investments in other financial institutions, in each case as provided further in the rules, divided by total risk-weighted assets. The leverage ratio is defined as Tier 1 capital divided by the most recent quarter’s average total assets, adjusted in accordance with regulatory guidelines.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Future Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued updated guidance to Accounting Standards Update (“ASU”) 2017-09 Compensation - Stock Compensation (Topic 718). ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718 to the modification to the terms and conditions of a share-based payment award. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See section “Interest Rate Sensitivity Management,” of Management’s Discussion and Analysis under Part I, Item 2.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term in Rule 13a-15(e) and 15d-15(e) under the Exchange Act pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following are Nicolet’s monthly common stock purchases during the second quarter of 2017.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
	(#)	($)	(#)	(#)
Period
April 1 – April 30, 2017	2,914	$47.75	—	531,000
May 1– May 31, 2017	27,924	$48.95	26,986	504,000
June 1 – June 30, 2017	46,643	$50.53	46,643	458,000
Total	77,481	$49.86	73,629	458,000

(a)	During April and May 2017, the Company repurchased 2,914 and 938 shares for minimum tax withholding settlements on restricted stock and net settlements of stock options, respectively. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors’ authorization.

(b)	During early 2014, a common stock repurchase program was approved which authorized, with subsequent modifications the use of up to $30 million to repurchase up to 1,050,000 shares of outstanding common stock. At June 30, 2017, approximately $12.2 million remained available to repurchase up to 458,000 common shares. Using the closing stock price on June 30, 2017 of $54.71, a total of approximately 222,000 shares of common stock could be repurchased under this plan. Nicolet resumed repurchases of its shares under this program during the second quarter of 2017.

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

NICOLET BANKSHARES, INC.

August 4, 2017	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

August 4, 2017	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer

