Form 10-Q
period 2017-09-30
NICOLET BANKSHARES INC
filed 2017-11-03
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

As of October 27, 2017 there were 9,801,613 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2017 (Unaudited)	December 31, 2016 (Audited)
Assets
Cash and due from banks	$64,075	$68,056
Interest-earning deposits	31,297	60,320
Federal funds sold	731	727
Cash and cash equivalents	96,103	129,103
Certificates of deposit in other banks	2,494	3,984
Securities available for sale (“AFS”)	408,217	365,287
Other investments	14,931	17,499
Loans held for sale	6,963	6,913
Loans	2,051,122	1,568,907
Allowance for loan losses	(12,610)	(11,820)
Loans, net	2,038,512	1,557,087
Premises and equipment, net	47,432	45,862
Bank owned life insurance (“BOLI”)	63,989	54,134
Goodwill and other intangibles	129,588	87,938
Accrued interest receivable and other assets	37,501	33,072
Total assets	$2,845,730	$2,300,879

Liabilities and Stockholders’ Equity
Liabilities:
Demand	$638,447	$482,300
Money market and NOW accounts	1,107,360	964,509
Savings	274,828	221,282
Time	346,316	301,895
Total deposits	2,366,951	1,969,986
Short-term borrowings	12,900	-
Notes payable	41,571	1,000
Junior subordinated debentures	29,497	24,732
Subordinated notes	11,912	11,885
Accrued interest payable and other liabilities	21,827	16,911
Total liabilities	2,484,658	2,024,514

Stockholders’ Equity:
Common stock	98	86
Additional paid-in capital	267,396	209,700
Retained earnings	92,935	68,888
Accumulated other comprehensive loss (“AOCI”)	(3)	(2,727)
Total Nicolet Bankshares, Inc. stockholders’ equity	360,426	275,947
Noncontrolling interest	646	418
Total stockholders’ equity and noncontrolling interest	361,072	276,365
Total liabilities, noncontrolling interest and stockholders’ equity	$2,845,730	$2,300,879
Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	-	-
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	9,798,724	8,553,292
Common shares issued	9,826,197	8,596,241

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans, including loan fees	$27,329	$21,049	$73,098	$49,455
Investment securities:
Taxable	1,114	902	3,422	2,068
Non-taxable	604	493	1,761	1,146
Other interest income	407	351	1,136	906
Total interest income	29,454	22,795	79,417	53,575
Interest expense:
Money market and NOW accounts	1,380	631	2,755	1,726
Savings and time deposits	984	719	2,461	2,102
Short-term borrowings	-	-	72	5
Notes payable	81	6	133	230
Junior subordinated debentures	459	376	1,284	926
Subordinated notes	159	159	477	477
Total interest expense	3,063	1,891	7,182	5,466
Net interest income	26,391	20,904	72,235	48,109
Provision for loan losses	975	450	1,875	1,350
Net interest income after provision for loan losses	25,416	20,454	70,360	46,759
Noninterest income:
Service charges on deposit accounts	1,238	1,051	3,367	2,514
Mortgage income, net	1,774	2,010	4,022	3,713
Trust services fee income	1,479	1,373	4,431	4,000
Brokerage fee income	1,500	992	4,192	2,090
Bank owned life insurance	459	318	1,314	880
Rent income	285	285	852	820
Investment advisory fees	92	146	357	341
Gain on sale or writedown of assets, net	1,305	453	2,071	548
Other income	2,032	1,904	5,412	3,874
Total noninterest income	10,164	8,532	26,018	18,780
Noninterest expense:
Personnel	11,488	10,516	32,404	24,748
Occupancy, equipment and office	3,559	3,018	9,613	7,324
Business development and marketing	1,113	985	3,359	2,353
Data processing	2,238	1,831	6,428	4,408
FDIC assessments	205	247	582	629
Intangibles amortization	1,173	1,172	3,514	2,295
Other expense	1,086	1,250	3,598	4,799
Total noninterest expense	20,862	19,019	59,498	46,556

Income before income tax expense	14,718	9,967	36,880	18,983
Income tax expense	5,132	3,438	12,605	6,432
Net income	9,586	6,529	24,275	12,551
Less: net income attributable to noncontrolling interest	74	65	228	176
Net income attributable to Nicolet Bankshares, Inc.	9,512	6,464	24,047	12,375
Less: preferred stock dividends	-	247	-	633
Net income available to common shareholders	$9,512	$6,217	$24,047	$11,742

Basic earnings per common share	$0.97	$0.72	$2.58	$1.76
Diluted earnings per common share	$0.91	$0.69	$2.45	$1.67
Weighted average common shares outstanding:
Basic	9,836,646	8,607,719	9,316,814	6,689,367
Diluted	10,408,683	8,969,735	9,820,724	7,024,169

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$9,586	$6,529	$24,275	$12,551
Other comprehensive income, net of tax:
Unrealized gains on securities AFS:
Net unrealized holding gains (losses) arising during the period	834	(984)	5,685	2,257
Reclassification adjustment for net gains included in net income	(1,221)	(37)	(1,220)	(77)
Income tax benefit (expense)	125	397	(1,741)	(851)
Total other comprehensive income (loss)	(262)	(624)	2,724	1,329
Comprehensive income	$9,324	$5,905	$26,999	$13,880

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Noncontrolling Interest	Total
Balance December 31, 2016	$86	$209,700	$68,888	$(2,727)	$418	$276,365
Comprehensive income:
Net income	-	-	24,047	-	228	24,275
Other comprehensive income	-	-	-	2,724	-	2,724
Stock compensation expense	-	1,871	-	-	-	1,871
Exercise of stock options, net	1	1,285	-	-	-	1,286
Issuance of common stock	-	175	-	-	-	175
Issuance of common stock in acquisitions, net of capitalized issuance costs of $186	13	62,047	-	-	-	62,060
Purchase and retirement of common stock	(2)	(7,682)	-	-	-	(7,684)
Balance, September 30, 2017	$98	$267,396	$92,935	$(3)	$646	$361,072

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities, net of effects of business combinations:
Net income	$24,275	$12,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	7,038	4,227
Provision for loan losses	1,875	1,350
Increase in cash surrender value of life insurance	(1,314)	(880)
Stock compensation expense	1,871	1,123
Gain on sale or writedown of assets, net	(2,071)	(548)
Gain on sale of loans held for sale, net	(3,614)	(3,713)
Proceeds from sale of loans held for sale	164,726	179,967
Origination of loans held for sale	(164,806)	(179,581)
Net change in:
Accrued interest receivable and other assets	239	1,182
Accrued interest payable and other liabilities	1,733	(3,888)
Net cash provided by operating activities	29,952	11,790
Cash Flows From Investing Activities, net of effects of business combinations:
Net decrease in certificates of deposit in other banks	1,490	239
Net decrease (increase) in loans	(126,499)	15,582
Purchases of securities AFS	(49,119)	(57,510)
Proceeds from sales of securities AFS	10,798	30,319
Proceeds from calls and maturities of securities AFS	34,426	22,962
Purchase of other investments	(3,256)	(3,745)
Proceeds from sales of other investments	6,519	-
Net increase in premises and equipment	(2,958)	(3,802)
Proceeds from sales of other real estate and other assets	3,410	1,661
Purchase of BOLI	(70)	(20,000)
Proceeds from redemption of BOLI	-	21,549
Intangible from acquired customer relationships	(870)	-
Net cash received in business combination	9,119	66,517
Net cash provided (used) by investing activities	(117,010)	73,772
Cash Flows From Financing Activities, net of effects of business combinations:
Net increase in deposits	22,054	55,332
Net increase (decrease) in short-term borrowings	12,900	(49,087)
Proceeds from notes payable	30,000	-
Repayments of notes payable	(4,487)	(56,519)
Redemption of preferred stock	-	(12,200)
Purchase and retirement of common stock	(7,462)	(3,046)
Capitalized issuance costs, net	(186)	(260)
Proceeds from issuance of common stock	175	101
Proceeds from exercise of common stock options, net	1,064	1,502
Cash dividends paid on preferred stock	-	(633)
Net cash provided (used) by financing activities	54,058	(64,810)
Net increase (decrease) in cash and cash equivalents	(33,000)	20,752
Cash and cash equivalents:
Beginning	$129,103	$83,619
Ending	$96,103	$104,371
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,117	$5,787
Cash paid for taxes	8,805	7,150
Transfer of loans and bank premises to other real estate owned	828	33
Capitalized mortgage servicing rights	679	492
Transfer of loans from held for sale to held for investment	3,236	-
Acquisitions
Fair value of assets acquired	439,000	1,035,000
Fair value of liabilities assumed	398,000	937,000
Net assets acquired	41,000	98,000

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

Recent Accounting Developments Adopted

In December 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance to Accounting Standards Update (“ASU”) 2016-19, Technical Corrections and Improvements intended to make changes to clarify the Accounting Standards Codification or correct unintended application of guidance that is not expected to have a significant effect on current accounting practice. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The impact of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued updated guidance to ASU 2016-09, Stock Compensation Improvements to Employee Share-Based Payment Activity intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification on the statement of cash flows. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016. The consolidated financial statements include the impact of the new guidance. The Company adopted the pronouncement as required on January 1, 2017, prospectively, which included a reduction to income tax expense of $14,000 and $176,000 for the three months and nine months ended September 30, 2017, respectively, for deductions attributable to exercised stock options and vesting of restricted stock.

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

Note 2 – Acquisitions

First Menasha Bancshares, Inc. (“First Menasha”):

On April 28, 2017, the Company consummated its merger with First Menasha pursuant to the Agreement and Plan of Merger by and between the Company and First Menasha dated November 3, 2016, (the “Merger Agreement”), whereby First Menasha was merged with and into the Company, and The First National Bank-Fox Valley, the wholly owned commercial bank subsidiary of First Menasha serving the Fox Valley area of Wisconsin, was merged with and into Nicolet National Bank (the “Bank”). The system integration was completed, and five branches of First Menasha opened on May 1, 2017, as Nicolet National Bank branches, expanding its presence into Calumet and Winnebago Counties, Wisconsin. Concurrently, Nicolet closed one of its Calumet County locations, bringing the Bank’s footprint to 38 branches as of September 30, 2017.

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

Upon consummation, the Company added $480 million in assets, $351 million in loans, $375 million in deposits, $4 million in core deposit intangible, and $41 million of goodwill. The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of First Menasha prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective estimated fair values at the date of acquisition. The estimated fair values may be subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period of approximately one year from consummation. During the third quarter of 2017, adjustments were made based on additional information. Goodwill was increased by $1.0 million to account for the gain in the Company’s pre-acquisition equity interest holding in First Menasha, resulting in a $1.2 million gain in pre-tax earnings.

Financial advisor business acquired:

During the first quarter of 2016, Nicolet agreed in a private transaction to hire a select group of financial advisors and purchase their respective books of business, as well as their operating platform, to enhance the leadership and future growth of the Company’s wealth management business. The transaction was effected in phases and completed April 1, 2016. The Company paid $4.9 million total initial consideration, including $0.8 million cash, $2.6 million of Nicolet common stock, and recorded a $1.5 million earn-out liability payable to one principal in the future. The Company initially recorded $0.4 million of goodwill, $0.2 million of fixed assets, and $4.3 million of customer relationship intangibles (a portion amortizing straight-line over 10 years and a portion over 15 years). During the third quarter of 2017, the previously variable earn-out liability was agreed to be modified to a fixed amount. Therefore, the earn-out liability was adjusted to $2.4 million, with a corresponding $0.9 million increase in the customer relationship intangible, being amortized over the original term. The transaction impacts the income statement primarily within brokerage income, personnel expense, and intangibles amortization.

Note 2 – Acquisitions, continued

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

The following unaudited pro forma information presents the results of operations for the three and nine months ended September 30, 2016, as if the Baylake acquisition had occurred January 1 of that year. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

(in thousands, except per share data)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Total revenues, net of interest expense	$29,436	$82,870
Net income	6,827	17,042
Diluted earnings per share	0.74	1.85

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(In thousands except per share data)
Net income, net of noncontrolling interest	$9,512	$6,464	$24,047	$12,375
Less: preferred stock dividends	-	247	-	633
Net income available to common shareholders	$9,512	$6,217	$24,047	$11,742
Weighted average common shares outstanding	9,837	8,608	9,317	6,689
Effect of dilutive stock instruments	572	362	504	335
Diluted weighted average common shares outstanding	10,409	8,970	9,821	7,024
Basic earnings per common share*	$0.97	$0.72	$2.58	$1.76
Diluted earnings per common share*	$0.91	$0.69	$2.45	$1.67

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

There were no options outstanding at September 30, 2017 or September 30, 2016 that were excluded from the calculation of diluted earnings per common share as anti-dilutive.

Note 4 – Stock-based Compensation

A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Company’s stock at the date of grant is used to estimate the value of restricted stock awards. The weighted average assumptions used in the model for valuing option grants were as follows:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Dividend yield	0%	0%
Expected volatility	25%	25%
Risk-free interest rate	2.13%	1.52%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$15.44	$11.04

Note 4 – Stock-based Compensation, continued

Activity in the Company’s Stock Incentive Plans is summarized in the following tables:

	Option Shares Stock Options Outstanding	Weighted- Average Exercise Price	Exercisable Shares	Weighted- Average Exercise Price
Balance – December 31, 2015	746,004	$21.56	325,979	$19.09
Granted (1)	170,500	36.86
Options assumed in acquisition	91,701	21.03
Exercise of stock options*	(84,723)	20.98
Forfeited	(1,456)	21.71
Balance – December 31, 2016	922,026	24.39	439,639	$19.97
Granted (2)	814,500	48.86
Exercise of stock options*	(65,833)	19.52
Forfeited	(400)	16.50
Balance – September 30, 2017	1,670,293	$36.51	471,043	$21.49

*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements, and accordingly 4,443 shares were surrendered during the nine months ended September 30, 2017 and 10,244 shares were surrendered during the year ended December 31, 2016. These stock options were considered exercised and then surrendered and are included in the Exercise of stock option line.

(1) The weighted average per share fair value of options granted was $11.04 for the period.

(2) The weighted average per share fair value of options granted was $15.44 for the period.

The following options were outstanding at September 30, 2017:

	Number of Shares		Weighted-Average Exercise Price		Weighted-Average Remaining Life (Years)
	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable
$9.19 – $20.00	257,750	238,000	$16.30	$16.28	3.78	3.71
$20.01 – $25.00	241,455	110,055	23.68	23.54	6.54	5.89
$25.01 – $30.00	153,724	71,524	26.00	26.11	6.91	6.44
$30.01 – $40.00	202,864	51,464	35.88	34.76	8.64	8.27
$40.01 – $49.30	814,500	-	48.86	-	9.63	-
	1,670,293	471,043	$36.51	$21.49	7.91	5.14

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The total intrinsic value of options exercised in the first nine months of 2017, and full year of 2016 was approximately $1.8 million and $1.3 million, respectively.

Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Shares Outstanding
Balance – December 31, 2015	$18.70	36,690
Granted	33.68	31,466
Vested*	23.58	(25,207)
Forfeited	-	-
Balance – December 31, 2016	26.80	42,949
Granted	-	-
Vested *	22.47	(15,346)
Forfeited	16.50	(130)
Balance – September 30, 2017	$29.27	27,473

*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly 4,553 shares were surrendered during the nine months ended September 30, 2017 and 7,851 shares were surrendered during the twelve months ended December 31, 2016.

Note 4 – Stock-based Compensation, continued

The Company recognized approximately $1.9 million and $1.1 million of stock-based employee compensation expense during the nine months ended September 30, 2017 and 2016, respectively, associated with its stock equity awards. As of September 30, 2017, there was approximately $15.2 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the weighted average remaining vesting period of approximately four years.

Note 5 – Securities Available for Sale

Amortized costs and fair values of securities available for sale are summarized as follows:

	September 30, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$26,394	$-	$122	$26,272
State, county and municipals	189,226	521	1,031	188,716
Mortgage-backed securities	159,113	261	1,438	157,936
Corporate debt securities	32,203	541	-	32,744
Equity securities	1,288	1,261	-	2,549
	$408,224	$2,584	$2,591	$408,217

	December 31, 2016
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government sponsored enterprises	$1,981	$-	$18	$1,963
State, county and municipals	191,721	160	4,638	187,243
Mortgage-backed securities	161,309	242	2,422	159,129
Corporate debt securities	12,117	52	-	12,169
Equity securities	2,631	2,152	-	4,783
	$369,759	$2,606	$7,078	$365,287

The following table represents gross unrealized losses and the related fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprises	$26,272	$122	$-	$-	$26,272	$122
State, county and municipals	63,924	352	46,677	679	110,601	1,031
Mortgage-backed securities	94,850	747	35,475	691	130,325	1,438
	$185,046	$1,221	$82,152	$1,370	$267,198	$2,591

	December 31, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government sponsored enterprises	$1,963	$18	$-	$-	$1,963	$18
State, county and municipals	167,457	4,629	1,300	9	168,757	4,638
Mortgage-backed securities	134,770	2,311	3,653	111	138,423	2,422
	$304,190	$6,958	$4,953	$120	$309,143	$7,078

Note 5 – Securities Available for Sale, continued

At September 30, 2017 the Company had $2.6 million of gross unrealized losses related to 507 securities. As of September 30, 2017, the Company does not consider securities with unrealized losses to be other-than-temporarily impaired as the unrealized losses in each category have occurred as a result of changes in interest rates and current market conditions subsequent to purchase, not credit deterioration. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the nine-month periods ending September 30, 2017 or September 30, 2016.

The amortized cost and fair values of securities available for sale at September 30, 2017 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Fair values of securities are estimated based on financial models or prices paid for the same or similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

	September 30, 2017
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$13,262	$13,261
Due in one year through five years	96,098	96,410
Due after five years through ten years	130,477	129,769
Due after ten years	7,986	8,292
	247,823	247,732
Mortgage-backed securities	159,113	157,936
Equity securities	1,288	2,549
Securities available for sale	$408,224	$408,217

Proceeds from sales of securities available for sale during the first nine months of 2017 and 2016 were approximately $10.8 million and $30.3 million, respectively. During the first nine months of 2017, gross gains and losses realized were $1.2 million and $7,000, respectively, while gross gains and gross losses were $90,000 and $13,000, respectively, for the comparable nine months of 2016.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality

The loan composition as of September 30, 2017 and December 31, 2016 is summarized as follows.

	Total
	September 30, 2017		December 31, 2016
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$625,729	30.5%	$428,270	27.3%
Owner-occupied commercial real estate (“CRE”)	428,054	20.9	360,227	23.0
Agricultural (“AG”) production	36,352	1.8	34,767	2.2
AG real estate	48,443	2.4	45,234	2.9
CRE investment	303,448	14.8	195,879	12.5
Construction & land development	87,649	4.3	74,988	4.8
Residential construction	33,163	1.6	23,392	1.5
Residential first mortgage	363,116	17.7	300,304	19.1
Residential junior mortgage	102,654	5.0	91,331	5.8
Retail & other	22,514	1.0	14,515	0.9
Loans	2,051,122	100.0%	1,568,907	100.0%
Less allowance for loan losses	12,610		11,820
Loans, net	$2,038,512		$1,557,087
Allowance for loan losses to loans	0.61%		0.75%

	Originated
	September 30, 2017		December 31, 2016
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$470,700	40.4%	$330,073	36.6%
Owner-occupied CRE	221,556	19.0	182,776	20.3
AG production	11,605	1.0	9,192	1.0
AG real estate	23,876	2.0	18,858	2.1
CRE investment	98,328	8.4	72,930	8.1
Construction & land development	55,387	4.7	44,147	4.9
Residential construction	27,129	2.3	20,768	2.3
Residential first mortgage	180,509	15.5	164,949	18.3
Residential junior mortgage	60,207	5.2	48,199	5.3
Retail & other	17,092	1.5	10,095	1.1
Loans	1,166,389	100.0%	901,987	100.0%
Less allowance for loan losses	10,406		9,449
Loans, net	$1,155,983		$892,538
Allowance for loan losses to loans	0.89%		1.05%

	Acquired
	September 30, 2017		December 31, 2016
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$155,029	17.5%	$98,197	14.7%
Owner-occupied CRE	206,498	23.3	177,451	26.6
AG production	24,747	2.8	25,575	3.8
AG real estate	24,567	2.8	26,376	4.0
CRE investment	205,120	23.2	122,949	18.4
Construction & land development	32,262	3.7	30,841	4.6
Residential construction	6,034	0.7	2,624	0.4
Residential first mortgage	182,607	20.6	135,355	20.3
Residential junior mortgage	42,447	4.8	43,132	6.5
Retail & other	5,422	0.6	4,420	0.7
Loans	884,733	100.0%	666,920	100.0%
Less allowance for loan losses	2,204		2,371
Loans, net	$882,529		$664,549
Allowance for loan losses to loans	0.25%		0.36%

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

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the nine months ended September 30, 2017:

	TOTAL – Nine Months Ended September 30, 2017
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,919	$2,867	$150	$285	$1,124	$774	$304	$1,784	$461	$152	$11,820
Provision	2,183	(253)	16	(17)	132	(19)	(137)	(124)	4	90	1,875
Charge-offs	(1,097)	-	-	-	-	(13)	-	(8)	-	(38)	(1,156)
Recoveries	20	29	-	-	1	-	-	6	2	13	71
Net charge-offs	(1,077)	29	-	-	1	(13)	-	(2)	2	(25)	(1,085)
Ending balance	$5,025	$2,643	$166	$268	$1,257	$742	$167	$1,658	$467	$217	$12,610
As percent of ALLL	39.9%	21.0%	1.3%	2.1%	10.0%	5.9%	1.3%	13.1%	3.7%	1.7%	100.0%

ALLL:
Individually evaluated	$226	$-	$-	$-	$-	$-	$-	$-	$-	$-	$226
Collectively evaluated	4,799	2,643	166	268	1,257	742	167	1,658	467	217	12,384
Ending balance	$5,025	$2,643	$166	$268	$1,257	$742	$167	$1,658	$467	$217	$12,610

Loans:
Individually evaluated	$5,071	$1,116	$-	$218	$4,845	$723	$80	$1,619	$60	$-	$13,732
Collectively evaluated	620,658	426,938	36,352	48,225	298,603	86,926	33,083	361,497	102,594	22,514	2,037,390
Total loans	$625,729	$428,054	$36,352	$48,443	$303,448	$87,649	$33,163	$363,116	$102,654	$22,514	$2,051,122

Less ALLL	$5,025	$2,643	$166	$268	$1,257	$742	$167	$1,658	$467	$217	$12,610
Net loans	$620,704	$425,411	$36,186	$48,175	$302,191	$86,907	$32,996	$361,458	$102,187	$22,297	$2,038,512

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Originated – Nine Months Ended September 30, 2017
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$3,150	$2,263	$122	$222	$893	$656	$266	$1,372	$373	$132	$9,449
Provision	2,128	(167)	19	(11)	140	(20)	(135)	(44)	13	82	2,005
Charge-offs	(1,043)	-	-	-	-	-	-	(8)	-	(38)	(1,089)
Recoveries	1	24	-	-	-	-	-	1	2	13	41
Net charge-offs	(1,042)	24	-	-	-	-	-	(7)	2	(25)	(1,048)
Ending balance	$4,236	$2,120	$141	$211	$1,033	$636	$131	$1,321	$388	$189	$10,406
As percent of ALLL	40.7%	20.4. %	1.4%	2.0%	9.9%	6.1%	1.3%	12.7%	3.7%	1.8%	100.0%

ALLL:
Individually evaluated	$226	$-	$-	$-	$-	$-	$-	$-	$-	$-	$226
Collectively evaluated	4,010	2,120	141	211	1,033	636	131	1,321	388	189	10,180
Ending balance	$4,236	$2,120	$141	$211	$1,033	$636	$131	$1,321	$388	$189	$10,406

Loans:
Individually evaluated	$615	$-	$-	$-	$-	$-	$-	$-	$-	$-	$615
Collectively evaluated	470,085	221,556	11,605	23,876	98,328	55,387	27,129	180,509	60,207	17,092	1,165,774
Total loans	$470,700	$221,556	$11,605	$23,876	$98,328	$55,387	$27,129	$180,509	$60,207	$17,092	$1,166,389

Less ALLL	$4,236	$2,120	$141	$211	$1,033	$636	$131	$1,321	$388	$189	$10,406
Net loans	$466,464	$219,436	$11,464	$23,665	$97,295	$54,751	$26,998	$179,188	$59,819	$16,903	$1,155,983

	Acquired – Nine Months Ended September 30, 2017
(in thousands) ALLL:	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
Beginning balance	$769	$604	$28	$63	$231	$118	$38	$412	$88	$20	$2,371
Provision	55	(86)	(3)	(6)	(8)	1	(2)	(80)	(9)	8	(130)
Charge-offs	(54)	-	-	-	-	(13)	-	-	-	-	(67)
Recoveries	19	5	-	-	1	-	-	5	-	-	30
Net charge-offs	(35)	5	-	-	1	(13)	-	5	-	-	(37)
Ending balance	$789	$523	$25	$57	$224	$106	$36	$337	$79	$28	$2,204
As percent of ALLL	35.8%	23.7%	1.1%	2.6%	10.2%	4.8%	1.6%	15.3%	3.6%	1.3%	100.0%

Loans:
Individually evaluated	$4,456	$1,116	$-	$218	$4,845	$723	$80	$1,619	$60	$-	$13,117
Collectively evaluated	150,573	205,382	24,747	24,349	200,275	31,539	5,954	180,988	42,387	5,422	871,616
Total loans	$155,029	$206,498	$24,747	$24,567	$205,120	$32,262	$6,034	$182,607	$42,447	$5,422	$884,733

Less ALLL	$789	$523	$25	$57	$224	$106	$36	$337	$79	$28	$2,204
Net loans	$154,240	$205,975	$24,722	$24,510	$204,896	$32,156	$5,998	$182,270	$42,368	$5,394	$882,529

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio at or for the nine months ended September 30, 2016.

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

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following table presents nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired as of September 30, 2017 and December 31, 2016.

	Total Nonaccrual Loans
(in thousands)	September 30, 2017	% to Total	December 31, 2016	% to Total
Commercial & industrial	$5,078	35.2%	$358	1.8%
Owner-occupied CRE	1,276	8.8	2,894	14.3
AG production	2	-	9	0.1
AG real estate	186	1.3	208	1.0
CRE investment	4,537	31.4	12,317	60.6
Construction & land development	723	5.0	1,193	5.9
Residential construction	80	0.6	260	1.3
Residential first mortgage	2,301	16.0	2,990	14.7
Residential junior mortgage	239	1.7	56	0.3
Retail & other	-	-	-	-
Nonaccrual loans - Total	$14,422	100.0%	$20,285	100.0%

	Originated
(in thousands)	September 30, 2017	% to Total	December 31, 2016	% to Total
Commercial & industrial	$615	62.3%	$4	1.6%
Owner-occupied CRE	38	3.8	42	16.3
AG production	2	0.2	7	2.7
AG real estate	-	-	-	-
CRE investment	-	-	-	-
Construction & land development	-	-	-	-
Residential construction	-	-	-	-
Residential first mortgage	333	33.7	204	79.4
Residential junior mortgage	-	-	-	-
Retail & other	-	-	-	-
Nonaccrual loans - Originated	$988	100.0%	$257	100.0%

	Acquired
(in thousands)	September 30, 2017	% to Total	December 31, 2016	% to Total
Commercial & industrial	$4,463	33.2%	$354	1.8%
Owner-occupied CRE	1,238	9.2	2,852	14.2
AG production	-	-	2	0.1
AG real estate	186	1.4	208	1.0
CRE investment	4,537	33.8	12,317	61.4
Construction & land development	723	5.4	1,193	6.0
Residential construction	80	0.6	260	1.3
Residential first mortgage	1,968	14.6	2,786	13.9
Residential junior mortgage	239	1.8	56	0.3
Retail & other	-	-	-	-
Nonaccrual loans – Acquired	$13,434	100.0%	$20,028	100.0%

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present total past due loans by portfolio segment as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$303	$5,078	$620,348	$625,729
Owner-occupied CRE	229	1,276	426,549	428,054
AG production	-	2	36,350	36,352
AG real estate	-	186	48,257	48,443
CRE investment	-	4,537	298,911	303,448
Construction & land development	38	723	86,888	87,649
Residential construction	1,085	80	31,998	33,163
Residential first mortgage	537	2,301	360,278	363,116
Residential junior mortgage	23	239	102,392	102,654
Retail & other	4	-	22,510	22,514
Total loans	$2,219	$14,422	$2,034,481	$2,051,122
As a percent of total loans	0.1%	0.7%	99.2%	100.0%

	December 31, 2016
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$22	$358	$427,890	$428,270
Owner-occupied CRE	268	2,894	357,065	360,227
AG production	-	9	34,758	34,767
AG real estate	-	208	45,026	45,234
CRE investment	-	12,317	183,562	195,879
Construction & land development	-	1,193	73,795	74,988
Residential construction	-	260	23,132	23,392
Residential first mortgage	486	2,990	296,828	300,304
Residential junior mortgage	200	56	91,075	91,331
Retail & other	15	-	14,500	14,515
Total loans	$991	$20,285	$1,547,631	$1,568,907
As a percent of total loans	0.1%	1.3%	98.6%	100.0%

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

The following tables present total loans by loan grade as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$594,129	$15,356	$4,585	$11,659	$-	$-	$625,729
Owner-occupied CRE	402,021	22,058	1,348	2,627	-	-	428,054
AG production	31,245	4,067	-	1,040	-	-	36,352
AG real estate	40,982	4,845	-	2,616	-	-	48,443
CRE investment	288,346	9,191	-	5,911	-	-	303,448
Construction & land development	85,932	627	17	1,073	-	-	87,649
Residential construction	33,083	-	-	80	-	-	33,163
Residential first mortgage	356,985	2,207	779	3,145	-	-	363,116
Residential junior mortgage	102,281	17	-	356	-	-	102,654
Retail & other	22,514	-	-	-	-	-	22,514
Total loans	$1,957,518	$58,368	$6,729	$28,507	$-	$-	$2,051,122
Percent of total	95.4%	2.9%	0.3%	1.4%	-	-	100.0%

	December 31, 2016
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$401,954	$16,633	$2,133	$7,550	$-	$-	$428,270
Owner-occupied CRE	340,846	14,758	193	4,430	-	-	360,227
AG production	31,026	3,191	70	480	-	-	34,767
AG real estate	41,747	2,727	-	760	-	-	45,234
CRE investment	173,652	8,137	-	14,090	-	-	195,879
Construction & land development	69,097	4,318	-	1,573	-	-	74,988
Residential construction	22,030	1,102	-	260	-	-	23,392
Residential first mortgage	295,109	1,348	192	3,655	-	-	300,304
Residential junior mortgage	91,123	-	114	94	-	-	91,331
Retail & other	14,515	-	-	-	-	-	14,515
Total loans	$1,481,099	$52,214	$2,702	$32,892	$-	$-	$1,568,907
Percent of total	94.4%	3.3%	0.2%	2.1%	-	-	100.0%

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

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

The following tables present impaired loans and then as a further breakdown by originated or acquired as of September 30, 2017 and December 31, 2016.

	Total Impaired Loans – September 30, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$5,071	$12,275	$226	$5,057	$469
Owner-occupied CRE	1,116	2,793	-	1,185	96
AG production	-	15	-	-	-
AG real estate	218	308	-	229	25
CRE investment	4,845	8,863	-	5,099	353
Construction & land development	723	1,189	-	743	44
Residential construction	80	983	-	94	27
Residential first mortgage	1,619	2,971	-	1,699	121
Residential junior mortgage	60	500	-	64	6
Retail & Other	-	14	-	-	-
Total	$13,732	$29,911	$226	$14,170	$1,141

	Originated Impaired Loans – September 30, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$615	$615	$226	$615	$91
Owner-occupied CRE	-	-	-	-	-
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	-	-	-	-	-
Construction & land development	-	-	-	-	-
Residential construction	-	-	-	-	-
Residential first mortgage	-	-	-	-	-
Residential junior mortgage	-	-	-	-	-
Retail & Other	-	-	-	-	-
Total	$615	$615	$226	$615	$91

	Acquired Impaired Loans – September 30, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$4,456	$11,660	$-	$4,442	$378
Owner-occupied CRE	1,116	2,793	-	1,185	96
AG production	-	15	-	-	-
AG real estate	218	308	-	229	25
CRE investment	4,845	8,863	-	5,099	353
Construction & land development	723	1,189	-	743	44
Residential construction	80	983	-	94	27
Residential first mortgage	1,619	2,971	-	1,699	121
Residential junior mortgage	60	500	-	64	6
Retail & Other	-	14	-	-	-
Total	$13,117	$29,296	$-	$13,555	$1,050

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality, continued

	Total Impaired Loans – December 31, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$338	$720	$-	$348	$34
Owner-occupied CRE	2,588	4,661	-	2,700	271
AG production	41	163	-	48	6
AG real estate	240	332	-	245	26
CRE investment	12,552	19,695	-	12,982	1,051
Construction & land development	694	2,122	-	752	112
Residential construction	261	1,348	-	287	82
Residential first mortgage	2,204	3,706	-	2,312	190
Residential junior mortgage	299	639	-	209	17
Retail & Other	-	36	-	-	-
Total	$19,217	$33,422	$-	$19,883	$1,789

There were no originated impaired loans as of December 31, 2016. All loans in the table above were acquired loans.

In April 2017, the First Menasha merger added purchased credit impaired loans at a fair value of $5.4 million, net of an initial $5.9 million non-accretable mark. Also, during the third quarter a loan of $3.1 million was acquired, net of an initial $2.4 million non-accretable mark. Including these credit impaired loans acquired in the First Menasha merger and third quarter acquisition, total purchased credit impaired loans acquired in aggregate were initially recorded at a fair value of $43.6 million on their respective acquisition dates, net of an initial $34.4 million non-accretable mark and a zero accretable mark. At September 30, 2017, $12.3 million of the $43.6 million remain in impaired loans and $0.8 million of acquired loans have subsequently become impaired, bringing acquired impaired loans to $13.1 million.

Non-accretable discount on purchase credit impaired (“PCI”) loans:	Nine Months Ended	Year ended
(in thousands)	September 30, 2017	December 31, 2016
Balance at beginning of period	$14,327	$4,229
Acquired balance, net	8,352	13,923
Accretion to loan interest income	(5,925)	(3,458)
Disposals of loans	(1,121)	(367)
Balance at end of period	$15,633	$14,327

Troubled Debt Restructurings

During the quarter ended September 30, 2017, there were two additional loans that were restructured. One loan was an existing PCI loan which was restructured as part of a new agreement with a loan amount of $3.5 million. The other loan was an acquired loan for $0.7 million in which terms were extended subsequent to acquisition. At September 30, 2017, there were seven loans classified as troubled debt restructurings totaling $5.2 million. These seven loans had a combined premodification balance of $5.2 million. There were no other loans which were modified and classified as troubled debt restructurings at September 30, 2017. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted as of September 30, 2017. Loans which were considered troubled debt restructurings by First Menasha and Baylake prior to acquisition are not required to be classified as troubled debt restructurings in the Company’s consolidated financial statements unless and until such loans subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

Note 7 – Goodwill, Intangible Assets and Mortgage Servicing Rights

Management periodically reviews the carrying value of its long-lived and intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s annual assessments indicated no impairment charge on goodwill or other intangibles was required for 2016 or the first nine months of 2017.

Note 7 – Goodwill, Intangible Assets and Mortgage Servicing Rights, continued

Goodwill: Goodwill was $107.4 million at September 30, 2017 and $66.7 million at December 31, 2016. There was an addition to the carrying amount of goodwill in the second quarter of 2017 of $39.7 million related to the First Menasha merger. In accordance with business combination accounting standards, an additional increase to goodwill of $1.0 million occurred in the third quarter of 2017 due to the Company recording its previously held equity interest in First Menasha at its then acquisition date fair value, resulting in a $1.2 million gain in pre-tax earnings. See Note 2 for additional information on the acquisitions.

Other intangible assets: Other intangible assets, consisting of core deposit intangibles (related to branch or bank acquisitions) and customer list intangibles (related to the customer relationships acquired in the 2016 financial advisor business acquisition), are amortized over their estimated finite lives. There was an addition of $3.7 million to the core deposit intangibles related to the First Menasha merger in the second quarter of 2017. The customer relationship intangible was increased $0.9 million in the third quarter of 2017 due to a modification to the contingent earn-out payment, fixing the previously variable earn-out payment on a portion of the purchase price. See Note 2 for additional information on the acquisitions.

(in thousands)	September 30, 2017	December 31, 2016
Core deposit intangibles:
Gross carrying amount	$29,015	$25,345
Accumulated amortization	(11,469)	(8,244)
Net book value	$17,546	$17,101
Additions during the period	$3,670	$17,259
Amortization during the period	$3,225	$3,189

Customer list intangibles:
Gross carrying amount	$5,233	$4,363
Accumulated amortization	(558)	(269)
Net book value	$4,675	$4,094
Additions during the period	$870	$4,363
Amortization during the period	$289	$269

Mortgage servicing rights: A summary of the mortgage servicing rights (“MSR”) asset, which is included in other assets in the consolidated balance sheets, for the nine months ended September 30, 2017 and year ended December 31, 2016 was as follows:

(in thousands)	September 30, 2017	December 31, 2016
Mortgage servicing rights (MSR) asset:
MSR asset at beginning of year	$1,922	$193
Capitalized MSR	679	1,023
MSR asset acquired	874	885
Amortization during the period	(339)	(179)
Valuation allowance at end of period	-	-
Net book value at end of period	$3,136	$1,922

Fair value of MSR asset at end of period	$4,116	$2,013
Residential mortgage loans serviced for others	509,897	$295,353
Net book value of MSR asset to loans serviced for others	0.62%	0.65%

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

Note 7 – Goodwill, Intangible Assets and Mortgage Servicing Rights, continued

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of the September 30, 2017. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset
Year ending December 31,
2017 (remaining three months)	$1,070	$112	$136
2018	3,915	449	544
2019	3,337	449	544
2020	2,657	449	677
2021	2,167	449	301
Thereafter	4,400	2,767	934
Total	$17,546	$4,675	$3,136

Note 8 – Notes Payable

The Company had the following long-term notes payable (notes with original maturities of greater than one year):

(in thousands)	September 30, 2017	December 31, 2016
Federal Home Loan Bank (“FHLB”) advances	$41,571	$1,000
Notes payable	$41,571	$1,000

The Company’s FHLB advances bear fixed rates, require interest-only monthly payments, and have maturities ranging from December 2017 to November 2022. The weighted average rates of FHLB advances were 1.65% at September 30, 2017 and 1.17% at December 31, 2016. FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which totaled $330.7 million and $283.8 million at September 30, 2017 and December 31, 2016, respectively.

The following table shows the maturity schedule of the notes payable as of September 30, 2017:

Maturing in	(in thousands)
2017 (remaining three months)	$5,018
2018	1,000
2019	-
2020	10,000
2021	-
2022	25,553
$41,571

The Company has a $10 million line of credit with a third party bank, bearing a variable rate of interest based on one-month LIBOR plus a margin, but subject to a floor rate, with quarterly payments of interest only. At September 30, 2017, the available line was $10 million, the rate was one-month LIBOR plus 2.25% with a 3.25% floor. The outstanding balance was zero at September 30, 2017 and December 31, 2016, and the line was not used during 2017 or 2016.

Note 9 – Junior Subordinated Debentures

At September 30, 2017 and December 31, 2016, the Company’s carrying value of junior subordinated debentures was $29.5 million and $24.7 million, respectively. At September 30, 2017 and December 31, 2016, $28.3 million and $23.6 million, respectively, of guaranteed preferred beneficial interests (“trust preferred securities”) qualify as Tier 1 capital under the Federal Reserve Bank guidelines.

The following table shows the breakdown of junior subordinated debentures as of September 30, 2017 and December 31, 2016. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair market value) are being accreted to interest expense over the remaining life of the debentures. All the debentures below are currently callable and may be redeemed in part or in full plus any accrued but unpaid interest.

Note 9 – Junior Subordinated Debentures, continued

		Junior Subordinated Debentures
(in thousands)	Maturity Date	Par	9/30/2017 Unamortized Discount	9/30/2017 Carrying Value	12/31/2016 Carrying Value
2004 Nicolet Bankshares Statutory Trust(1)	7/15/2034	$6,186	$-	$6,186	$6,186
2005 Mid-Wisconsin Financial Services, Inc.(2)	12/15/2035	10,310	(3,620)	6,690	6,540
2006 Baylake Corp.(3)	9/30/2036	16,598	(4,415)	12,183	12,006
2004 First Menasha Bancshares, Inc.(4)	3/17/2034	5,155	(717)	4,438	-
Total		$38,249	$(8,752)	$29,497	$24,732

(1)	The interest rate is 8.00% fixed.
(2)	The debentures, assumed in April 2013 as the result of acquisition, have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 2.75% and 2.39% as of September 30, 2017 and December 31, 2016, respectively.
(3)	The debentures, assumed in April 2016 as a result of acquisition, have a floating rate of the three-month LIBOR plus 1.35%, adjusted quarterly. The interest rates were 2.69% and 2.35% as of September 30, 2017 and December 31, 2016, respectively.
(4)	The debentures, assumed in April 2017 as the result of acquisition, have a floating rate of the three-month LIBOR plus 2.79%, adjusted quarterly. The interest rate was 4.11% as of September 30, 2017.

Underlying respective statutory trusts (the “statutory trusts”) issued trust preferred securities and common securities. The proceeds from the issuance of the common and the trust preferred securities were used by each trust to purchase junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities.

Note 10 – Subordinated Notes

In 2015 the Company placed an aggregate of $12 million in subordinated Notes in private placements with certain accredited investors. All Notes were issued with 10-year maturities, have a fixed annual interest rate of 5% payable quarterly, are callable on or after the fifth anniversary of their respective issuances dates, and qualify for Tier 2 capital for regulatory purposes. At September 30, 2017, the carrying value of these subordinated notes was $11.9 million.

The $180,000 debt issuance costs associated with the $12 million Notes are being amortized on a straight line basis over the first five years, representing the no-call periods, as additional interest expense. As of September 30, 2017 and December 31, 2016, respectively, $88,000 and $115,000, of unamortized debt issuance costs remain and are reflected as a reduction to the carrying value of the outstanding debt.

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

Recurring basis fair value measurements:

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented. During the second quarter of 2017, three securities classified as Level 3 were acquired with the First Menasha acquisition with a fair value of $0.2 million. The remaining changes in Level 3 were due to pay downs.

		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
U.S. government sponsored enterprises	$26,272	$-	$26,272	$-
State, county and municipals	188,716	-	188,057	659
Mortgage-backed securities	157,936	-	157,929	7
Corporate debt securities	32,744	-	24,254	8,490
Equity securities	2,549	2,549	-	-
Securities AFS, September 30, 2017	$408,217	$2,549	$396,512	$9,156

(in thousands)
U.S. government sponsored enterprises	$1,963	$-	$1,963	$-
State, county and municipals	187,243	-	186,717	526
Mortgage-backed securities	159,129	-	159,076	53
Corporate debt securities	12,169	-	3,640	8,529
Equity securities	4,783	4,783	-	-
Securities AFS, December 31, 2016	$365,287	$4,783	$351,396	$9,108

The following is a description of the valuation methodologies used by the Company for the Securities AFS noted in the tables of this footnote. Where quoted market prices on securities exchanges are available, the investment is classified as Level 1. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include mortgage-related securities and obligations of state, county and municipals. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private municipal bonds and corporate debt securities, which include trust preferred security investments. At September 30, 2017 and December 31, 2016, it was determined that carrying value was the best approximation of fair value for all of the Level 3 securities, based primarily on the internal analysis on these securities.

Note 11 – Fair Value Measurements, continued

Nonrecurring basis fair value measurements:

The following table presents the Company’s impaired loans and other real estate owned (“OREO”) measured at fair value on a nonrecurring basis for the periods presented.

Measured at Fair Value on a Nonrecurring Basis

		Fair Value Measurements Using
(in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2017:
Impaired loans	$13,506	$-	$-	$13,506
OREO	1,314	-	-	1,314
December 31, 2016:
Impaired loans	$19,217	$-	$-	$19,217
OREO	2,059	-	-	2,059

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

Note 11 – Fair Value Measurements, continued

Financial instruments:

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016 are shown below.

September 30, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$96,103	$96,103	$96,103	$-	$-
Certificates of deposit in other banks	2,494	2,495	-	2,495	-
Securities AFS	408,217	408,217	2,549	396,512	9,156
Other investments	14,931	14,931	-	13,236	1,695
Loans held for sale	6,963	7,089	-	7,089	-
Loans, net	2,038,512	2,030,248	-	-	2,030,248
BOLI	63,989	63,989	63,989	-	-
MSR asset	3,136	4,116	-	-	4,116

Financial liabilities:
Deposits	$2,366,951	$2,366,199	$-	$-	$2,366,199
Short-term borrowings	12,900	12,900	12,900	-	-
Notes payable	41,571	41,708	-	41,708	-
Junior subordinated debentures	29,497	28,907	-	-	28,907
Subordinated notes	11,912	11,417	-	-	11,417

December 31, 2016
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$129,103	$129,103	$129,103	$-	$-
Certificates of deposit in other banks	3,984	3,992	-	3,992	-
Securities AFS	365,287	365,287	4,783	351,396	9,108
Other investments	17,499	17,499	-	15,779	1,720
Loans held for sale	6,913	6,968	-	6,968	-
Loans, net	1,557,087	1,568,676	-	-	1,568,676
BOLI	54,134	54,134	54,134	-	-
MSR asset	1,922	2,013	-	-	2,013

Financial liabilities:
Deposits	$1,969,986	$1,969,973	$-	$-	$1,969,973
Notes payable	1,000	1,002	-	1,002	-
Junior subordinated debentures	24,732	24,095	-	-	24,095
Subordinated notes	11,885	11,459	-	-	11,459

Not all the financial instruments listed in the table above are subject to the disclosure provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, BOLI, short-term borrowings, and nonmaturing deposits. For those financial instruments not previously disclosed the following is a description of the evaluation methodologies used.

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

Off-balance-sheet instruments: At September 30, 2017 and December 31, 2016, the estimated fair value of letters of credit, loan commitments on which the committed interest rate is less than the current market rate, and of outstanding mandatory commitments to sell mortgages into the secondary market were not significant.

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

Overview

At September 30, 2017, Nicolet Bankshares, Inc. and its subsidiaries (“Nicolet” or the “Company”) had total assets of $2.8 billion, loans of $2.0 billion, deposits of $2.4 billion and total stockholders’ equity of $360 million, representing increases over December 31, 2016 of 24%, 31%, 20% and 31% in assets, loans, deposits and total equity, respectively. This balance sheet growth was predominately attributable to the April 28, 2017 acquisition of First Menasha Bancshares, Inc. (“First Menasha”), which added assets of $480 million (about 20% of Nicolet’s pre-merger asset size), loans of $351 million, deposits of $375 million, core deposit intangible of $4 million and goodwill of $41 million (as of the consummation date and based on estimated fair values), for a total purchase price that included the issuance of $62 million of common equity (or 1.3 million shares) and $19 million of cash, and which is further described in Note 2, “Acquisitions” of the notes to unaudited consolidated financial statements. In particular, organic loan growth has been strong since year end 2016, with loans, excluding $351 million of loans at acquisition of First Menasha, up $131 million or 8%.

For the nine months ended September 30, 2017, net income was $24.0 million (94% above the comparable period of 2016), and net income available to common shareholders was $24.0 million or $2.45 per diluted common share. Evaluation of financial performance between 2017 and 2016 periods was impacted in general from the timing of the 2017 acquisition and the 2016 acquisitions, and inclusion of non-recurring merger-based expenses and integration costs, as described more fully under the section “Management’s Discussion and Analysis.”

Nicolet’s profitability is significantly dependent upon net interest income (interest income earned on loans and other interest-earning assets such as investments, net of interest expense on deposits and other borrowed funds), and noninterest income sources (including but not limited to service charges on deposits, trust and brokerage fees, mortgage income from sales of residential mortgages into the secondary market and related servicing fees, and other fees or revenue from financial services provided to customers or ancillary to loans and deposits), offset by the level of the provision for loan losses, noninterest expenses (largely employee compensation and overhead expenses tied to processing and operating the Bank’s business), and income taxes. Business volumes and pricing drive revenue potential and tend to be influenced by overall economic factors, including market interest rates, business spending, consumer confidence, economic growth and competitive conditions within the marketplace.

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

Branch Closures

In April 2017, Nicolet closed one branch in conjunction with the 2017 acquisition due to overlapping geography. In March 2017, Nicolet closed two branches, one in close proximity to another Nicolet branch and one that was an outlier branch. Nicolet closed seven branches in 2016 that were in close proximity to other Nicolet branches, one concurrent with the Baylake merger, one in October and five in December 2016. As a result, Nicolet operates 38 branches as of September 30, 2017. Nicolet started its effort to eliminate costs associated with branches in overlapping or outlier geographies in 2015 from its acquisition activity, and will continue to evaluate opportunities for efficiencies.

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

Valuation of Loans Acquired in Business Combinations

Acquisitions accounted for under ASC Topic 805, Business Combinations, require the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date. In particular, the valuation of acquired loans involves significant estimates, assumptions and judgment based on information available as of the acquisition date. Substantially all loans acquired in the transaction are evaluated either individually or in pools of loans with similar characteristics; and since the estimated fair value of acquired loans includes a credit consideration, no carryover of any previously recorded allowance for loan losses is recorded at acquisition. A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.

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

The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at September 30, 2017. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements. In addition, various regulatory agencies periodically review the ALLL. These agencies may require Nicolet to make additions to the ALLL based on their judgments of collectability based on information available to them at the time of their examination. Acquired loans were purchased at fair value without any ALLL, and subsequent to acquisition such acquired loans will be evaluated and ALLL will be recorded on them to the extent necessary.

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

Management’s Discussion and Analysis

The following discussion is Nicolet management’s analysis of the consolidated financial condition as of September 30, 2017 and December 31, 2016 and results of operations for the three and nine-month periods ended September 30, 2017 and 2016. It should be read in conjunction with Nicolet’s audited consolidated financial statements as of December 31, 2016 and 2015, and for the three years ended December 31, 2016, included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2016.

Evaluation of financial performance and average balances between 2017 and 2016 was impacted in general from the timing and sizes of the 2017 and 2016 acquisitions. Since the balances and results of operations of the acquired entities are appropriately not included in the accompanying consolidated financial statements until their consummation dates, income statement results and average balances for 2017 included full contributions from the 2016 acquisitions and no or partial contributions from the 2017 acquisition. Similarly for 2016 income statement and average balance results, the 2016 acquisitions provided no to partial contributions and the 2017 acquisition provided no contribution.

The inclusion of the Baylake balance sheet (at about 83% of Nicolet’s then pre-merger asset size) and operational results for approximately eight months in 2016 (and approximately five months in the nine month period ended September 30, 2016) analytically explains most of the increase in certain average balances and income statement line items between 2017 and 2016 periods. To a lesser extent, the inclusion of the First Menasha balance sheet (at about 20% of Nicolet’s then pre-merger asset size) and operational results for approximately five of nine months in 2017 analytically explains a portion of the increase in certain average balances and income statement line items between 2017 and 2016 periods. The 2016 financial advisory business acquisition primarily impacts the brokerage fee income, personnel expense and certain other expense line items. Last, the 2016 and 2017 acquisitions impacted pre-tax net income by inclusion of non-recurring direct merger expenses of approximately $1.3 million in 2016 ($0.4 million, $0.4 million, $0.1 million and $0.4 million in first through fourth quarters, respectively) and $0.5 million in 2017 ($0.2 million and $0.3 million in the first and second quarters, respectively), along with a $1.7 million lease termination charge in second quarter 2016 related to a Nicolet branch closed concurrent with the Baylake merger.

Nicolet remains focused on gaining efficiencies from its increased scale from the acquisitions, as well as on organic growth in our expanded markets and in brokerage services.

Performance Summary

Nicolet reported net income of $24.0 million for the nine months ended September 30, 2017, a 94% increase over $12.4 million for the first nine months of 2016. Net income available to common shareholders was $24.0 million, or $2.45 per diluted common share for the first nine months of 2017. Comparatively, after $633,000 of preferred stock dividends, net income available to common shareholders was $11.7 million, or $1.67 per diluted common share for the first nine months of 2016. Beginning March 1, 2016, the annual dividend rate on preferred stock moved from 1% to 9% in accordance with the contractual terms. Nicolet redeemed its outstanding preferred stock in full in September 2016, explaining the difference in preferred stock dividends between the nine-month periods.

The results for the first nine months of 2017 include full contributions from the 2016 acquisitions and five months from First Menasha, while the comparative 2016 period includes approximately five months from the 2016 acquisitions and nothing from First Menasha.

•	Net interest income was $72.2 million for the first nine months of 2017, an increase of $24.1 million or 50% over the comparable period of 2016, including $4.5 million higher aggregate discount accretion income between the periods. The improvement was primarily the result of favorable volume and mix variances (driven by the addition of acquired net interest-earning assets albeit at lower yields, as well as organic growth), and net favorable rate variances, largely from higher earning asset yields partially offset by a higher cost of funds. On a tax-equivalent basis, the earning asset yield was 4.69% for the first nine months of 2017, 25 basis points (“bps”) higher than the comparable period in 2016, influenced by more earning assets in loans and investments than in low-earning cash and higher aggregate discount accretion income. The cost of funds was 0.56% for the first nine months of 2017, 2 bps lower than 2016, driven by a lower cost of deposits (largely due to the addition of Baylake deposits at lower rates) between the comparable periods. As a result, the interest rate spread was 4.13% for the first nine months of 2017, 27 bps higher than the comparable period in 2016. The net interest margin was 4.27%, 28 bps over the comparable period of 2016.

•	Noninterest income was $26.0 million for the first nine months of 2017, an increase of $7.2 million or 39% over the first nine months of 2016, aided largely by the 2016 acquisitions and, to a lesser extent, the 2017 acquisition. Excluding net gains on sale or write-down of assets from both periods, noninterest income increased $5.7 million or 31%. Brokerage fee income led the increase, growing $2.1 million or 101%, attributable to the 2016 financial advisor business acquisition and subsequent new growth. Between the nine-month periods, increases due primarily to higher volumes and activity were also experienced in service charges on deposits (up $0.9 million or 34%), net mortgage income (up $0.3 million or 8%), trust fee income (up $0.4 million or 11%), card interchange fees were up $1.2 million or 54% on higher volume and activity, and other income (up $0.4 million or 21%).

•	Noninterest expense for the first nine months of 2017 was $59.5 million (including $0.5 million attributable to non-recurring merger-based expenses) compared to $46.6 million for the comparable period in 2016 (including $2.6 million merger-related expenses). Excluding the noted merger-based expenses from both periods, noninterest expense increased approximately $15 million or 34%. The increase between the nine-month periods was primarily due to a larger operating base, attributable to the acquisitions. Personnel expense accounted for the majority of the increase in total expense, up $7.7 million or 31% over the first nine months of 2016, commensurate with the 32% increase in average full time equivalent employees for the comparable periods.

•	Loans were $2.05 billion at September 30, 2017, up $482 million or 31% from $1.57 billion at December 31, 2016, and up $497 million or 32% over September 30, 2016, largely driven by $351 million of loans acquired with First Menasha at acquisition. Excluding the impact of First Menasha, loans increased $131 million or 8% organically since year end 2016. Between the comparative nine-month periods, average loans were $1.84 billion yielding 5.26% in 2017, compared to $1.27 billion yielding 5.13% in 2016, a 45% increase in average balances. The 13 bps increase in loan yield was largely due to $4.5 million of higher aggregate discount accretion income on acquired loans between the nine-month periods (inclusive of $3.2 million higher discount income related to favorably resolved purchased credit impaired loans), partially offset by pressure on rates of new and renewing loans in the competitive rate environment.

•	Total deposits were $2.37 billion at September 30, 2017, up $397 million or 20% from $1.97 billion at December 31, 2016, and up $433 million or 22% over September 30, 2016, primarily due to $375 million of deposits acquired with First Menasha at acquisition). Excluding the impact of First Menasha, deposits increased $22 million or 1% since year end 2016. Between the comparative nine-month periods, average total deposits were up $631 million or 41%, attributable to the acquisitions, with noninterest-bearing demand deposits representing 24% and 23% of total deposits for the nine-month periods ended September 30, 2017 and 2016, respectively. Interest-bearing deposits cost 0.42% for the first nine months of 2017, down 1 bp from 0.43% for the same period in 2016, benefiting mostly from the lower-costing Baylake deposits acquired, offset partly by the higher-costing First Menasha deposits acquired, an increase in selected deposit rates that began in July 2017, and general rate pressures influenced by a 75 bps increase in the federal funds rate since January 1, 2016.

•	Asset quality measures remained strong with continued improvement. Nonperforming assets declined to $15.7 million at September 30, 2017, from $22.3 million at year end 2016 and $23.7 million a year ago. As a percentage of total assets, nonperforming assets were 0.55% at September 30, 2017, 0.97% at December 31, 2016, and 1.04% at September 30, 2016. The allowance for loan losses was $12.6 million at September 30, 2017 (representing 0.61% of loans), compared to $11.8 million at December 31, 2016 (representing 0.75% of loans), and $11.5 million at September 30, 2016 (representing 0.74% of loans). The decline in the ratio of the ALLL to loans primarily resulted from recording the acquired loan portfolios at fair value with no carryover of allowance at the time of each merger. The provision for loan losses was $1.9 million with net charge-offs of $1.1 million for the first nine months of 2017, versus provision of $1.4 million and $0.2 million of net charge-offs for the comparable 2016 period.

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

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $72.2 million in the first nine months of 2017, $24.1 million or 50% higher than $48.1 million in the first nine months of 2016, including $4.5 million higher aggregate discount accretion between the periods and impacted by the timing of the acquisitions (with 2017 including five months of First Menasha and full contribution from Baylake, while the 2016 period included only five months from Baylake). Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 35% tax rate) were $1.8 million and $1.3 million for the first nine months of 2017 and 2016, respectively, resulting in taxable equivalent net interest income of $74.0 million and $49.4 million, respectively.

Taxable equivalent net interest income is a non-GAAP measure, but is a preferred industry measurement of net interest income (and its use in calculating a net interest margin) as it enhances the comparability of net interest income arising from taxable and tax-exempt sources.

Table 1: Year-To-Date Net Interest Income Analysis

	For the Nine Months Ended September 30,
	2017			2016
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$1,842,695	$73,377	5.26%	$1,274,405	$49,634	5.13%
Investment securities
Taxable	236,275	3,422	1.93%	147,720	2,068	1.87%
Tax-exempt (2)	160,815	3,267	2.71%	122,850	2,265	2.46%
Other interest-earning assets	51,803	1,136	2.92%	87,840	906	1.38%
Total interest-earning assets	2,291,588	$81,202	4.69%	1,632,815	$54,873	4.44%
Cash and due from banks	76,992			43,001
Other assets	211,546			147,070
Total assets	$2,580,126			$1,822,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$249,099	$271	0.15%	$184,156	$166	0.12%
Interest-bearing demand	419,266	1,590	0.51%	310,801	1,310	0.56%
MMA	581,277	1,165	0.27%	421,920	415	0.13%
Core CDs and IRAs	288,524	1,568	0.73%	249,788	1,657	0.89%
Brokered deposits	120,782	622	0.69%	28,897	280	1.29%
Total interest-bearing deposits	1,658,948	5,216	0.42%	1,195,562	3,828	0.43%
Other interest-bearing liabilities	62,414	1,966	4.17%	52,470	1,638	4.11%
Total interest-bearing liabilities	1,721,362	7,182	0.56%	1,248,032	5,466	0.58%
Noninterest-bearing demand	516,412			348,765
Other liabilities	19,079			16,779
Total equity	323,273			209,310
Total liabilities and stockholders’ equity	$2,580,126			$1,822,886

Net interest income and rate spread		$74,020	4.13%		$49,407	3.86%
Net interest margin			4.27%			3.99%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 35% and adjusted for the disallowance of interest expense.

Table 2: Year-To-Date Volume/Rate Variance

Comparison of the nine months ended September 30, 2017 versus the nine months ended September 30, 2016 follows:

	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net
Earning assets

Loans (1)(2)	$22,613	$1,130	$23,743
Investment securities
Taxable	1,382	(28)	1,354
Tax-exempt (2)	752	250	1,002
Other interest-earning assets	(234)	464	230

Total interest-earning assets	$24,513	$1,816	$26,329

Interest-bearing liabilities
Savings deposits	$66	$39	$105
Interest-bearing demand	421	(141)	280
MMA	200	550	750
Core CDs and IRAs	234	(323)	(89)
Brokered deposits	525	(183)	342

Total interest-bearing deposits	1,446	(58)	1,388
Other interest-bearing liabilities	412	(84)	328

Total interest-bearing liabilities	1,858	(142)	1,716
Net interest income	$22,655	$1,958	$24,613

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 35% and adjusted for the disallowance of interest expense.

Table 3: Quarterly Net Interest Income Analysis

	For the Three Months Ended September 30,
	2017			2016
(in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$2,035,277	$27,420	5.29%	$1,562,151	$21,138	5.32%
Investment securities
Taxable	248,579	1,114	1.79%	199,843	902	1.80%
Tax-exempt (2)	160,965	1,107	2.75%	152,959	969	2.53%
Other interest-earning assets	60,252	407	2.69%	84,782	351	1.66%
Total interest-earning assets	2,505,073	$30,048	4.72%	1,999,735	$23,360	4.57%
Cash and due from banks	54,925			59,573
Other assets	265,544			206,774
Total assets	$2,825,542			$2,266,082
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$268,552	$129	0.19%	$216,055	$60	0.11%
Interest-bearing demand	441,409	758	0.68%	367,854	451	0.49%
MMA	606,737	622	0.41%	539,160	180	0.13%
Core CDs and IRAs	297,318	595	0.79%	300,827	583	0.77%
Brokered deposits	172,200	260	0.60%	29,639	76	1.02%
Total interest-bearing deposits	1,786,216	2,364	0.53%	1,453.535	1,350	0.37%
Other interest-bearing liabilities	68,123	699	4.04%	39,898	541	5.35%
Total interest-bearing liabilities	1,854,339	3,063	0.65%	1,493,433	1,891	0.50%
Noninterest-bearing demand	591,013			464,131
Other liabilities	21,962			22,616
Total equity	358,228			285,902
Total liabilities and stockholders’ equity	$2,825,542			$2,266,082
Net interest income and rate spread		$26,985	4.07%		$21,469	4.07%
Net interest margin			4.24%			4.19%

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 35% and adjusted for the disallowance of interest expense.

Table 4: Quarterly Volume/Rate Variance

Comparison of the three months ended September 30, 2017 versus the three months ended September 30, 2016 follows:

	Increase (decrease) Due to Changes in
(in thousands)	Volume	Rate	Net
Earning assets

Loans (1) (2)	$6,462	$(180)	$6,282
Investment securities
Taxable	182	30	212
Tax-exempt(2)	52	86	138
Other interest-earning assets	(144)	200	56

Total interest-earning assets	$6,552	$136	$6,688

Interest-bearing liabilities
Savings deposits	$17	$52	$69
Interest-bearing demand	103	204	307
MMA	25	417	442
Core CDs and IRAs	(7)	19	12
Brokered deposits	228	(44)	184

Total interest-bearing deposits	366	648	1,014
Other interest-bearing liabilities	143	15	158

Total interest-bearing liabilities	509	663	1,172
Net interest income	$6,043	$(527)	$5,516

(1)	Nonaccrual loans are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 35% and adjusted for the disallowance of interest expense.

Table 5: Interest Rate Spread, Margin and Average Balance Mix — Taxable Equivalent Basis

	Nine Months Ended September 30,
	2017			2016
(in thousands)	Average Balance	% of Earning Assets	Yield/Rate	Average Balance	% of Earning Assets	Yield/Rate
Total loans	$1,842,695	80.4%	5.26%	$1,274,405	78.0%	5.13%
Securities and other earning assets	448,893	19.6%	2.32%	358,410	22.0%	1.95%
Total interest-earning assets	$2,291,588	100.0%	4.69%	$1,632,815	100.0%	4.44%

Interest-bearing liabilities	$1,721,362	75.1%	0.56%	$1,248,032	76.4%	0.58%
Noninterest-bearing funds, net	570,226	24.9%		384,783	23.6%
Total funds sources	$2,291,588	100.0%	0.56%	$1,632,815	100.0%	0.43%
Interest rate spread			4.13%			3.86%
Contribution from net free funds			0.14%			0.13%
Net interest margin			4.27%			3.99%

Taxable-equivalent net interest income was $74.0 million and $49.4 million for the nine months of 2017 and 2016, respectively, up $24.6 million or 50%, with $22.7 million from net favorable volume and mix variances (due to the addition of acquired net interest-earning assets, as well as organic growth), and $1.9 million from net favorable rate variances (from both a lower cost of funds and higher earning asset yield) between the periods. Taxable equivalent interest income on earning assets increased $26.3 million or 48% between the nine-month periods, with $23.7 million more interest from loans ($22.6 million from greater volume and $1.1 million from rates (with $4.5 million in higher aggregate discount accretion income, including $3.2 million higher discount income related to favorably resolved purchased credit impaired loans, more than offsetting lower underlying loan yields mainly from the acquired portfolios)), $2.4 million more interest from total investments (mostly volume-based), and $0.2 million more interest from other earning assets. Interest expense increased $1.7 million, led by $1.9 million higher interest on interest-bearing liabilities due to volume and mix variances (mostly acquired deposits and a higher proportion of brokered deposits), partially offset by $0.2 million of net favorable rate variances due to lower cost funding (largely from lower-costing Baylake deposits acquired, offset partly by higher-costing First Menasha deposits acquired, an increase in select deposit rates that began in July 2017, and general rate pressures influenced by a 75 bps increase in the federal funds rate since January 1, 2016).

The taxable-equivalent net interest margin was 4.27% for the first nine months of 2017, up 28 bps versus the first nine months of 2016. The interest rate spread increased 27 bps between the periods, with a favorable increase in the earning asset yield (up 25 bps to 4.69% for first nine months of 2017), and an improvement in the cost of funds (down 2 bps to 0.56% for the first nine months of 2017). The contribution from net free funds increased by 1 bp, mostly due to lower costs on the funding side of the balance sheet. Since January 1, 2016, the Federal Reserve raised short-term interest rates by 75 bps to 125 bps as of September 30, 2017 (up 25 bps in each of December 2016, March 2017 and June 2017). These increases have impacted the rate earned on cash and the cost of shorter-term deposits and borrowings, but have not significantly influenced rates further out on the yield curve; and thus, have only minimally impacted new investment yields or new loan pricing. Additionally, while both 2017 and 2016 periods are experiencing favorable income from discount accretion on acquired loans, particularly where such loans pay or resolve at better than their carrying values, such favorable interest flow can be sporadic and will diminish over time.

The earning asset yield was influenced largely by the mix of underlying earning assets, particularly carrying a higher proportion of loans and investments (each at higher yields in the 2017 period than the 2016 period) and a lower proportion of low-earning cash. Loans, investments and other interest earning assets (mostly low-earning cash) represented 80%, 18% and 2% of average earning assets, respectively, for the first nine months of 2017, and 78%, 17%, and 5%, respectively, for the comparable 2016 period. Loans yielded 5.26% and 5.13%, respectively, for the first nine months of 2017 and 2016, while non-loan earning assets combined yielded 2.32% and 1.95%, respectively, for the periods. The 13 bps increase in loan yield between the nine-month periods was largely due to the higher aggregate discount accretion on acquired loans between periods, more than offsetting lower underlying loan yields mainly from the acquired loan portfolios and competitive pricing.

Average interest-earning assets were $2.29 billion for the first nine months of 2017, $659 million, or 40% higher than the first nine months of 2016, largely attributable to acquired balances as well as strong organic loan growth. The change consisted of a $568 million increase in average loans (up 45% to $1.8 billion), a $127 million increase in investment securities (up 47% to $397 million) and a $36 million decrease in other interest-earning assets, predominantly low earning cash.

Nicolet’s cost of funds decreased 2 bps to 0.56% for the first nine months of 2017 compared to a year ago. The average cost of interest-bearing deposits (which represented 96% of average interest-bearing liabilities for the nine months ended September 30, 2017 and 2016), was 0.42% for the first nine months of 2017, down 1 bp from the first nine months of 2016, largely benefiting from the lower-costing Baylake deposits acquired, offset partly by the higher-costing First Menasha deposits acquired, an increase in select deposit rates that began in July 2017, and general rate pressures influenced by a 75 bps increase in the federal funds rate since January 1, 2016.

Average interest-bearing liabilities were $1.72 billion for the first nine months of 2017, up $473 million or 38% from the comparable period in 2016, predominantly attributable to acquired balances. Interest-bearing deposits represented 96% of average interest-bearing liabilities for the first nine months of 2017 and 2016, while the mix of average interest-bearing deposits moved from higher costing core CDs to lower costing transaction accounts, improving the overall deposit cost slightly between the nine-month periods. Average brokered deposits were $121 million for the first nine months of 2017, up $92 million or 318% from the comparable period in 2016, with average yields declining from 1.29% to 0.69%. The increase in brokered deposits was partly due to brokered deposits assumed in the 2017 acquisition. The Company has reduced yields on these brokered deposits by repricing to market rates.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2017 and 2016 was $1.9 million and $1.4 million, respectively, exceeding net charge offs of $1.1 million and $0.2 million, respectively. Asset quality measures have been strong and improving with continued resolutions of problem loans. The ALLL was $12.6 million (0.61% of loans) at September 30, 2017, compared to $11.8 million (0.75% of loans) at December 31, 2016 and $11.5 million (0.74% of loans) at September 30, 2016. The decline in the ratio was a result of recording the acquired loan portfolios at fair value with no carryover of allowance at the time of each merger.

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

Noninterest Income

Table 6: Noninterest Income

	For the three months ended September 30,				For the nine months ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
(in thousands)
Service charges on deposit accounts	$1,238	$1,051	$187	17.8%	$3,367	$2,514	$853	33.9%
Mortgage income, net	1,774	2,010	(236)	(11.7)	4,022	3,713	309	8.3
Trust services fee income	1,479	1,373	106	7.7	4,431	4,000	431	10.8
Brokerage fee income	1,500	992	508	51.2	4,192	2,090	2,102	100.6
BOLI income	459	318	141	44.3	1,314	880	434	49.3
Rent income	285	285	-	-	852	820	32	3.9
Investment advisory fees	92	146	(54)	(37.0)	357	341	16	4.7
Gain on sale or write-down of assets, net	1,305	453	852	188.1	2,071	548	1,523	277.9
Card interchange income	1,224	922	302	32.8	3,378	2,199	1,179	53.6
Other income	808	982	(174)	(17.7)	2,034	1,675	359	21.4
Total noninterest income	$10,164	$8,532	$1,632	19.1%	$26,018	$18,780	$7,238	38.5%
Noninterest income without net gains	$8,859	$8,079	$780	9.7%	$23,947	$18,232	$5,715	31.3%
Components of the gain on sale or write-down of assets, net:
Gain on sale of AFS securities, net	$1,221	$37	$1,184	3200.0%	$1,220	$77	$1,143	1,484.4%
Gain on sale of OREO, net	84	439	(355)	(80.9)	253	582	(329)	(56.5)
Write-down of OREO	-	-	-	-	(126)	-	(126)	N/M
Gain/(loss) on sale or disposition of assets, net	-	(23)	23	N/M	724	(111)	835	752.3
Gain on sale or write-down of assets, net	$1,305	$453	$852	188.1%	$2,071	$548	$1,523	277.9%

N/M means not meaningful

Comparison of the nine months ending September 30, 2017 versus 2016

Noninterest income was $26.0 million for the first nine months of 2017, compared to $18.8 million for the first nine months of 2016, aided largely by the 2016 acquisitions and, to a lesser extent, the 2017 acquisition. Excluding net gains on sale or write-down of assets from both nine-month periods, noninterest income increased $5.7 million or 31.3%.

The 2017 activity in net gain on sale or write-down of assets consisted of a $1.2 million gain to record the fair value of Nicolet’s pre-acquisition interest in First Menasha, a $0.3 million net gain on the sale of OREO, a $0.1 million write-down of OREO properties, and a $0.7 million gain on the sale or disposition of assets (consisting of $0.9 million of gain from the sale two vacated bank branches, a $0.4 million loss from the transfer of bank branches to OREO, and a $0.2 million gain from the sale of an other investment). The 2016 activity included gains of $0.6 million from the sale of OREO properties.

Service charges on deposit accounts were $3.4 million for the first nine months of 2017, up $0.9 million or 33.9% over the first nine months of 2016, resulting from an increased number of accounts mostly attributable to the bank acquisitions and an increase to the fee charged on overdrafts implemented in May 2017.

Mortgage income represents net gains received from the sale of residential real estate loans service-released and service-retained into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees, offsetting MSR amortization, valuation changes, if any, and to a smaller degree some related income. Net mortgage income increased $0.3 million or 8.3% between the comparable nine-month periods due to greater secondary mortgage production and sales aided by a broader geographic footprint and increased net servicing fees on the growing portfolio of mortgage loans serviced for others.

Trust service fees were up $0.4 million or 10.8% between the nine-month periods due to higher assets under management. Between the nine-month periods, brokerage fees were up significantly, up $2.1 million or 100.6%, attributable to the 2016 financial advisor business acquisition as well as subsequent new growth and pricing.

BOLI income was up $0.4 million or 49.3% between the nine-month periods, commensurate with the growth in average BOLI investments, including additional insurance purchases in 2016. Card interchange fees were up $1.2 million or 53.6% on higher volume and activity. Other noninterest income was $2.0 million, up $0.4 million or 21.4% over the comparable period of 2016 with income from equity in UFS, a data processing company acquired in the Baylake merger, up $0.3 million.

Noninterest Expense

Table 7: Noninterest Expense

	For the three months ended September 30,				For the nine months ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
(in thousands)
Personnel	$11,488	$10,516	$972	9.2%	$32,404	$24,748	$7,656	30.9%
Occupancy, equipment and office	3,559	3,018	541	17.9	9,613	7,324	2,289	31.3
Business development and marketing	1,113	985	128	13.0	3,359	2,353	1,006	42.8
Data processing	2,238	1,831	407	22.2	6,428	4,408	2,020	45.8
FDIC assessments	205	247	(42)	(17.0)	582	629	(47)	(7.5)
Intangibles amortization	1,173	1,172	1	0.1	3,514	2,295	1,219	53.1
Other expense	1,086	1,250	(164)	(13.1)	3,598	4,799	(1,201)	(25.0)
Total noninterest expense	$20,862	$19,019	$1,843	9.7%	$59,498	$46,556	$12,942	27.8%
Non-personnel expenses	$9,374	$8,503	$871	10.2%	$27,094	$21,808	$5,286	24.2%

Comparison of the nine months ending September 30, 2017 versus 2016

Total noninterest expense was $59.5 million for the first nine months of 2017 (including $0.5 million attributable to non-recurring, merger-based expenses such as legal and conversion processing costs), compared to $46.6 million for the comparable period in 2016 (including $2.6 million merger-related expenses, of which $1.7 million was a lease termination charge). Excluding the noted merger-based expenses from both periods, noninterest expense increased approximately $15.0 million or 34.2%, primarily attributable to the larger operating base as a result of the 2016 and 2017 acquisitions.

Personnel expense was $32.4 million for the first nine months of 2017, up $7.7 million or 30.9% compared to the first nine months of 2016, largely due to the expanded workforce, with average full time equivalent employees up 32% (from 393 to 519 for the first nine months of 2016 and 2017, respectively). Also contributing to the increase were merit increases between the periods, incentives timing, equity grants in the second quarter of 2017, and higher health and other benefits costs.

Occupancy, equipment and office expense was $9.6 million for the first nine months of 2017, up $2.3 million or 31.3% compared to 2016, primarily the result of the larger operating base and software needs, offset partly by branch closure savings.

Business development and marketing expense increased $1.0 million, or 42.8%, between the comparable nine-month periods, largely due to the expanded operating base and branding efforts influencing additional marketing, promotions and media.

Data processing expenses, which are primarily volume-based, rose $2.0 million or 45.8% between the nine-month periods predominantly attributable to the acquisitions, higher card processing, and expanded functionalities. Intangible amortization increased $1.2 million, due exclusively to timing of and the addition of intangibles recorded as part of the acquisitions.

Other noninterest expense decreased $1.2 million or 25.0% between the nine-month periods, due primarily to $2.1 million lower merger-related expenses, partially offset by a $0.9 million increase in all other costs, which were largely a function of higher other operating costs associated with size (such as OREO expenses, legal, audit and bank insurance costs) and a $0.4 million increase in 2017 associated with implementing the customer relationship system that began in the fourth quarter of 2016.

Income Taxes

For the nine-month periods ending September 30, 2017 and 2016, income tax expense was $12.6 million and $6.4 million, respectively. The increase was primarily attributable to higher pre-tax income between the two periods. Included in 2017 is a tax benefit of $0.2 million related to the exercise of stock options and restricted stock vesting in accordance with ASU 2016-09. U.S. GAAP requires that deferred income taxes be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. No valuation allowance was determined to be necessary as of September 30, 2017 or December 31, 2016.

Comparison of the three months ending September 30, 2017 versus 2016

Nicolet reported net income of $9.5 million for the three months ended September 30, 2017, up $3.0 million or 47% over $6.5 million for the comparable period of 2016. Net income available to common shareholders for the third quarter of 2017 was $9.5 million, or $0.91 per diluted common share, compared to net income available to common shareholders of $6.2 million, or $0.69 per diluted common share, for the third quarter of 2016.

Pre-tax earnings of the third quarter of 2016 was negatively impacted by $0.1 million merger-based expenses compared to no merger-based expense in the third quarter of 2017.

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustment) was $26.4 million in the third quarter of 2017 versus $20.9 million in the third quarter of 2016, including $0.4 million higher aggregate discount income between the periods. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 35% tax rate) were $0.6 million in each of the three months ended September 30, 2017 and 2016, resulting in taxable equivalent net interest income of $27.0 million and $21.5 million, respectively. Taxable equivalent net interest income for third quarter 2017 was up $5.5 million or 26% versus third quarter 2016, with $6.0 million of the increase due to net favorable volume variances (predominately due to the First Menasha assets included in 2017 but not in 2016), and $0.5 million lower net interest income from net unfavorable rate variances (especially from higher costing deposits).

The earning asset yield was 4.72% for third quarter 2017, 15 bps higher than third quarter 2016, mainly due to a higher mix of loans as a percent of earning assets. Loans earned 5.29% and represented 81% of average earning assets for third quarter 2017, compared to 5.32% and 78%, respectively, for third quarter 2016. The 3 bps decrease in loan yield between the three-month periods was negatively impacted by the underlying rate pressure on loan yields from competition and the flatter yield curve environment, partially offset by higher aggregate discount accretion on loans. Non-loan earning assets which earn less than loan assets represented 19% of average earning assets for third quarter 2017 (including higher low-earning cash) and earned 2.24%, versus 22% of earning assets yielding 2.03% for third quarter 2016.

The cost of funds was 0.65% for third quarter 2017, 15 bps higher than third quarter 2016, driven by an increase in the cost of deposits (up 16 bps to 0.53% for third quarter 2017), mostly from higher-costing First Menasha deposits acquired and an increase in select deposit rates that began in July 2017. The cost of other interest-bearing liabilities decreased 131 bps to 4.04% between the third quarter periods, mostly due to a higher proportion of lower-cost, shorter term funding in the mix.

Noninterest income was $10.2 million for third quarter 2017, up $1.6 million over the third quarter 2016. Noninterest income without net gains was up $0.8 million or 10%, with service charges on deposits up $0.2 million (given the larger deposit base), and trust and brokerage fees up $0.6 million combined (mostly attributable to the 2016 financial advisor business acquisition and market improvements). Card interchange income was up $0.3 million on greater activity. Other income decreased $0.2 million between the third quarter periods, although there was an increase in UFS, Inc. income of $0.1 million. Net gain on sale or write-down of assets increased by $0.9 million between the third quarter periods, mostly due to a $1.2 million gain to record the fair value of Nicolet’s pre-acquisition interest in First Menasha in the third quarter of 2017.

Noninterest expense was $20.9 million for the third quarter of 2017, up $1.8 million or 9.7% from third quarter 2016. There were no non-recurring merger-based expenses in the third quarter 2017 compared to $0.1 million in the third quarter of 2016. Excluding the noted merger-based expenses, noninterest expense increased approximately $1.9 million or 10.2%. Salaries and employee benefits for the third quarter of 2017 were $11.5 million, $1.0 million or 9.2% higher than the third quarter of 2016, due to merit increases, higher equity award costs, and an increase in average full time equivalent employees attributable to the 2017 acquisition. Occupancy, equipment and office expense was $0.6 million higher due to the larger operating base and software needs. Data processing was $0.4 million higher than third quarter 2016 from increased accounts, higher card processing costs and expanded functionalities.

The provision for loan losses was $1.0 million and $0.5 million for third quarter 2017 and 2016, respectively. Net charge-offs for the quarter ending September 30, 2017 were $1.1 million (due to the charge off of a large commercial loan) compared to a net recovery of $0.1 million for the third quarter of 2016. At September 30, 2017, the ALLL was $12.6 million (or 0.61% of total loans) compared to $11.5 million (or 0.74% of total loans) at September 30, 2016. The decline in the ratio was a result of recording the First Menasha loan portfolio at fair value with no carryover of their allowance at the time of the merger.

Income tax expense was $5.1 million and $3.4 million for the third quarters of 2017 and 2016, respectively. The effective tax rates were 34.9% for third quarter 2017 and 34.5% for third quarter 2016.

BALANCE SHEET ANALYSIS

Loans

Nicolet services a diverse customer base throughout Northeast and Central Wisconsin and in Menominee, Michigan including the following industries: manufacturing, agriculture, wholesaling, retail, service, and businesses supporting, among others, the general building and paper industries. It continues to concentrate its efforts in originating loans in its local markets and assisting its current loan customers. It actively utilizes government loan programs such as those provided by the U.S. Small Business Administration to help customers weather current economic conditions and position their businesses for the future.

Nicolet’s primary lending function is to make 1) commercial loans, consisting of commercial and industrial business loans, agricultural (“AG”) production, and owner-occupied commercial real estate (“CRE”) loans; 2) CRE loans, consisting of commercial investment real estate loans, AG real estate, and construction and land development loans; 3) residential real estate loans, including residential first mortgages, residential junior mortgages (such as home equity loans and lines), and residential construction loans; and 4) retail and other loans. Using these four broad groups the mix of loans at September 30, 2017 was 53% commercial, 22% CRE loans, 24% residential real estate, and 1% retail and other loans; and grouped further the loan mix was 75% commercial-based and 25% retail-based.

Total loans were $2.1 billion at September 30, 2017 compared to $1.6 billion at December 31, 2016. Compared to September 30, 2016, loans grew $497 million or 32%, primarily as a result of the $351 million loans added from First Menasha at acquisition in April 2017 and also through strong organic growth. On average, loans were $1.8 billion and $1.3 billion for the first nine months of 2017 and 2016, respectively, up 45%, largely attributable to the timing of inclusion of acquired loans. At the time of the merger, the acquired First Menasha loan portfolio was somewhat similar to Nicolet’s pre-merger loan mix, with the most notable differences being a higher mix in CRE investment and a lower mix in commercial and industrial loans. The majority of organic growth experienced in the first nine months of 2017 has been in commercial and industrial loans.

Table 8: Period End Loan Composition

	September 30, 2017		December 31, 2016		September 30, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$625,729	30.5%	$428,270	27.3%	$423,790	27.3%
Owner-occupied CRE	428,054	20.9	360,227	23.0	362,554	23.3
AG production	36,352	1.8	34,767	2.2	34,077	2.2
AG real estate	48,443	2.4	45,234	2.9	45,671	2.9
CRE investment	303,448	14.8	195,879	12.5	197,884	12.7
Construction & land development	87,649	4.3	74,988	4.8	68,161	4.4
Residential construction	33,163	1.6	23,392	1.5	27,331	1.8
Residential first mortgage	363,116	17.7	300,304	19.1	284,653	18.3
Residential junior mortgage	102,654	5.0	91,331	5.8	95,901	6.2
Retail & other	22,514	1.0	14,515	0.9	14,102	0.9
Total loans	$2,051,122	100.0	$1,568,907	100.0%	$1,554,124	100.0%

Broadly, loans were 75% commercial-based and 25% retail-based at September 30, 2017 compared to 73% commercial-based and 27% retail-based at December 31, 2016. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively as well as the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.

Commercial and industrial loans consist primarily of commercial loans to small businesses within a diverse range of industries and, to a lesser degree, to municipalities. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans increased $197 million to $626 million since year end 2016, largely attributable to acquired First Menasha loans and strong organic growth. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and increased to 30.5% of the total portfolio at September 30, 2017, up from 27.3% at December 31, 2016.

Owner-occupied CRE loans decreased to 20.9% of loans at September 30, 2017 from 23.0% at December 31, 2016. Owner-occupied CRE loans primarily consist of loans within a diverse range of industries secured by business real estate that is occupied by borrowers (i.e. who operate their businesses out of the underlying collateral) and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral.

AG production and AG real estate loans combined consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland. In total, agricultural loans increased $5 million since year end 2016, representing 4.2% of total loans at September 30, 2017, versus 5.1% at December 31, 2016.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. The balance of these loans increased $108 million since year end 2016, largely attributable to the acquired First Menasha loan mix, representing 14.8% of total loans at September 30, 2017 compared to 12.5% of total loans at December 31, 2016.

Loans in the construction and land development portfolio provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis. Lending on originated loans in this category has remained relatively steady as a percent of loans. Since December 31, 2016, balances have increased $13 million, and this category represented 4.3% and 4.8% of total loans at September 30, 2017 and year-end 2016, respectively.

On a combined basis, Nicolet’s residential real estate loans represent 24.3% of total loans at September 30, 2017, down from 26.4% at December 31, 2016. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. Across the industry, home equities generally involve loans that are in second or junior lien positions, but Nicolet has secured many such loans in a first lien position, further mitigating the portfolio risks. Nicolet has not experienced significant losses in its residential real estate loans; however, if market values in the residential real estate markets decline, particularly in Nicolet’s market area, rising loan-to-value ratios could cause an increase in the provision for loan losses. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market without retaining the servicing rights. Mortgage loans retained in the portfolio are typically of high quality and have historically had low net charge off rates.

Loans in the retail and other classification represent less than 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and/or guaranty positions. The loan balances in this portfolio increased $8 million from December 31, 2016 to September 30, 2017.

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

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2017, no significant industry concentrations existed in Nicolet’s portfolio in excess of 25% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

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

At September 30, 2017, the ALLL was $12.6 million compared to $11.8 million at December 31, 2016. The nine-month increase was a result of a 2017 provision of $1.9 million exceeding 2017 net charge offs of $1.1 million. Comparatively, the provision for loan losses in the first nine months of 2016 was $1.4 million and net charge offs were $0.2 million. Annualized net charge offs as a percent of average loans were 0.08% in the first nine months of 2017 compared to 0.02% for the first nine months of 2016 and 0.02% for the entire 2016 year. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. The level of the provision for loan losses is directly correlated to the assessment of the adequacy of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ratio of the ALLL as a percentage of period-end loans was 0.61% at September 30, 2017 (with a 0.89% ratio on originated loans and a 0.25% ratio on acquired loans) compared to 0.75% at December 31, 2016 (with a 1.05% ratio on originated loans and a 0.36% ratio on acquired loans). The ALLL to loans ratio is impacted by the accounting treatment of Nicolet’s 2013, 2016 and 2017 bank acquisitions, which combined at their acquisition dates added no ALLL to the numerator and $1.3 billion of loans into the denominator. Acquired loans were $885 million and $667 million at September 30, 2017 and December 31, 2016, respectively, representing 43% of total loans at both September 30, 2017 and December 31, 2016. The change in the ALLL to loans ratio was driven by the increase in the denominator from acquired loans in 2016 and 2017.

The largest portions of the ALLL were allocated to commercial & industrial (“C&I”) loans and owner-occupied CRE loans combined, representing 60.9% and 57.5% of the ALLL at September 30, 2017 and December 31, 2016, respectively. Most notably since December 31, 2016, the increased allocations to C&I (from 33.2% to 39.9%), and the decreased allocation in owner-occupied CRE investment (from 24.3% to 21.0%) was largely the result of changes to allowance allocations in conjunction with changes in past due and loss histories and balance mix changes. The large $1.0 million charge-off in the third quarter of 2017 was an originated C&I loan.

Table 9: Loan Loss Experience

	For the nine months ended		Year ended
(in thousands)	September 30, 2017	September 30, 2016	December 31, 2016
Allowance for loan losses (ALLL):
Balance at beginning of period	$11,820	$10,307	$10,307
Provision for loan losses	1,875	1,350	1,800
Charge-offs	(1,156)	432	(584)
Recoveries	71	(256)	297
Net charge-offs	(1,085)	176	(287)
Balance at end of period	$12,610	$11,481	$11,820

Net loan charge-offs (recoveries):
Commercial & industrial	$1,077	$262	$253
Owner-occupied CRE	(29)	58	103
Agricultural production	-	-	-
Agricultural real estate	-	-	-
CRE investment	(1)	(221)	(221)
Construction & land development	13	-	-
Residential construction	-	-	-
Residential first mortgage	2	(5)	49
Residential junior mortgage	(2)	46	49
Retail & other	25	36	54
Total net loans charged-off	$1,085	$176	$287

ALLL to total loans	0.61%	0.74%	0.75%
ALLL to net charge-offs	1,162.2%	6,523.3%	4,118.5%
Net charge-offs to average loans, annualized	0.08%	0.02%	0.02%

The allocation of the ALLL is based on Nicolet’s estimate of loss exposure by category of loans and is shown in Table 10 for September 30, 2017 and December 31, 2016.

Table 10: Allocation of the Allowance for Loan Losses

(in thousands)	September 30, 2017	% of Loan Type to Total Loans	December 31, 2016	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$5,025	30.5%	$3,919	27.3%
Owner-occupied CRE	2,643	20.9	2,867	23.0
Agricultural production	166	1.8	150	2.2
Agricultural real estate	268	2.4	285	2.9
CRE investment	1,257	14.8	1,124	12.5
Construction & land development	742	4.3	774	4.8
Residential construction	167	1.6	304	1.5
Residential first mortgage	1,658	17.7	1,784	19.1
Residential junior mortgage	467	5.0	461	5.8
Retail & other	217	1.0	152	0.9
Total ALLL	$12,610	100.0%	$11,820	100.0%

ALLL category as a percent of total ALLL:
Commercial & industrial	39.9%		33.2%
Owner-occupied CRE	21.0		24.3
Agricultural production	1.3		1.3
Agricultural real estate	2.1		2.4
CRE investment	10.0		9.5
Construction & land development	5.9		6.5
Residential construction	1.3		2.6
Residential first mortgage	13.1		15.1
Residential junior mortgage	3.7		3.9
Retail & other	1.7		1.2
Total ALLL	100.0%		100.0%

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

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $14.4 million (consisting of $1.0 million originated loans and $13.4 million acquired loans) at September 30, 2017 compared to $20.3 million at December 31, 2016 (consisting of $0.3 million originated loans and $20.0 million acquired loans). Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $15.7 million at September 30, 2017 compared to $22.3 million at December 31, 2016. OREO was $1.3 million at September 30, 2017, down from $2.1 million at year end 2016, the majority of which is closed bank branch property. Nonperforming assets as a percent of total assets were 0.55% at September 30, 2017 compared to 0.97% at December 31, 2016.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the adequacy of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $14.1 million (0.7% of loans) and $12.6 million (0.8% of loans) at September 30, 2017 and December 31, 2016, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 11: Nonperforming Assets

(in thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Nonaccrual loans:
Commercial & industrial	$5,078	$358	$680
Owner-occupied CRE	1,276	2,894	2,986
AG production	2	9	23
AG real estate	186	208	208
CRE investment	4,537	12,317	13,216
Construction & land development	723	1,193	1,220
Residential construction	80	260	287
Residential first mortgage	2,301	2,990	2,656
Residential junior mortgage	239	56	212
Retail & other	—	—	—
Total nonaccrual loans	14,422	20,285	21,488
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$14,422	$20,285	$21,488
OREO:
Commercial & industrial	$—	$64	$64
Owner-occupied CRE	25	304	278
CRE investment	160	—	—
Construction & land development	90	623	651
Residential real estate owned	—	29	109
Bank property real estate owned	1,039	1,039	1,087
Total OREO	1,314	2,059	2,189
Total nonperforming assets	$15,736	$22,344	$23,677
Total restructured loans accruing	$—	$—	$—
Ratios
Nonperforming loans to total loans	0.70%	1.29%	1.38%
Nonperforming assets to total loans plus OREO	0.77%	1.42%	1.52%
Nonperforming assets to total assets	0.55%	0.97%	1.04%
ALLL to nonperforming loans	87.4%	58.3%	53.4%
ALLL to total loans	0.61%	0.75%	0.74%

Table 12: Investment Securities Portfolio

	September 30, 2017			December 31, 2016
(in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value
U.S. government sponsored enterprises	$26,394	$26,272	6%	$1,981	$1,963	1%
State, county and municipals	189,226	188,716	46	191,721	187,243	51
Mortgage-backed securities	159,113	157,936	39	161,309	159,129	44
Corporate debt securities	32,203	32,744	8	12,117	12,169	3
Equity securities	1,288	2,549	1	2,631	4,783	1
Total	$408,224	$408,217	100%	$369,759	$365,287	100%

At September 30, 2017 the total carrying value of investment securities was $408.2 million, up from $365.3 million at December 31, 2016, and represented 14.3% and 15.9% of total assets at September 30, 2017 and December 31, 2016, respectively. The increase since year end 2016 was largely attributable to investment securities added from First Menasha at acquisition in April 2017 as well as purchase activity. At September 30, 2017, the securities portfolio did not contain securities of any single issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity.

In addition to securities available for sale, Nicolet has other investments, consisting of capital stock in the Federal Reserve and the FHLB (required as members of the Federal Reserve Bank System and the Federal Home Loan Bank System), and the Federal Agricultural Mortgage Corporation, as well as equity investments in other privately-traded companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus not liquid, have no ready market or quoted market value, and are carried at cost. The remaining investments have no quoted market prices, and are carried at cost less other than temporary impairment (“OTTI”) charges, if any. Nicolet’s management evaluates all these other investments periodically for impairment, considering financial condition and other available relevant information. Other investments totaled $14.9 million at September 30, 2017 and $17.5 million at December 31, 2016, with the decline primarily attributable to redeemed FHLB stock. One equity investment had an OTTI charge of $0.5 million recorded in the fourth quarter of 2016. There were no OTTI charges recorded in 2017.

Table 13: Investment Securities Portfolio Maturity Distribution

	As of September 30, 2017
	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
(in thousands)
U.S. government sponsored enterprises	$—	—%	$10,406	0.1%	$15,988	0.1%	$—	—%	$—	—%	$26,394	0.3%	$26,272
State and county municipals (1)	13,262	2.5	74,612	2.8	100,339	2.5	1,013	2.9	—	—	189,226	2.6	188,716
Mortgage-backed securities	—	—	—	—	—	—	—	—	159,113	2.9	159,113	3.0	157,936
Corporate debt securities	—	—	11,080	4.2	14,150	2.9	6,973	5.8	—	—	32,203	3.9	32,744
Equity securities	—	—	—	—	—	—	—	—	1,288	2.4	1,288	2.4	2,549

Total amortized cost	$13,262	2.5%	$96,098	2.7%	$130,477	2.2%	$7,986	5.4%	$160,401	2.9%	$408,224	2.7%	$408,217
Total fair value and carrying value	$13,261		$96,410		$129,769		$8,292		$160,485				$408,217

As a percent of total fair value	3%		24%		32%		2%		39%				100%

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 35% adjusted for the disallowance of interest expense.

Deposits

Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Included in total deposits in Table 14 are brokered deposits of $126 million at September 30, 2017 and $21 million at December 31, 2016.

Table 14: Deposits

	September 30, 2017		December 31, 2016
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$638,447	27.0%	$482,300	24.5%
Money market and NOW accounts	1,107,360	46.8	964,509	49.0
Savings	274,828	11.6	221,282	11.2
Time	346,316	14.6	301,895	15.3
Total deposits	$2,366,951	100.0%	$1,969,986	100.0%

Total deposits were $2.4 billion at September 30, 2017, up $397 million or 20% since December 31, 2016, largely attributable to the $375 million deposits added from First Menasha at acquisition in April 2017. On average for the first nine months of 2017, total deposits were $2.2 billion, up $631 million, or 41%, from the comparable 2016 period, largely attributable to the inclusion of acquired Baylake deposits for all of 2017 versus five of nine months in 2016 and acquired First Menasha deposits for five months of 2017 versus no months in 2016. On average, the mix of deposits changed between the comparable nine-month periods, with 2017 carrying more in brokered deposits, demand (i.e. noninterest bearing) deposits and money market and NOW accounts, and less in savings and time deposits.

Table 15: Average Deposits

	For the nine months ended
	September 30, 2017		September 30, 2016
(in thousands)	Amount	% of Total	Amount	% of Total
Demand	$516,412	23.7%	$348,765	22.6%
Money market and NOW accounts	1,064,585	48.9	732,721	47.4
Savings	249,099	11.5	184,156	11.9
Time	345,264	15.9	278,685	18.1
Total	$2,175,360	100.0%	$1,544,327	100.0%

Table 16: Maturity Distribution of Certificates of Deposit of $100,000 or More

(in thousands)	September 30, 2017
3 months or less	$19,226
Over 3 months through 6 months	25,973
Over 6 months through 12 months	44,218
Over 12 months	71,655
Total	$161,072

Other Funding Sources

Other funding sources included short-term borrowings ($12.9 million at September 30, 2017 and zero at December 31, 2016) and long-term borrowings (totaling $83.0 million at September 30, 2017 and $37.6 million at December 31, 2016). Short-term borrowings, when used, consist mainly of federal funds purchased, overnight borrowings with correspondent financial institutions, FHLB advances with original maturities of one year or less, and customer repurchase agreements maturing in less than six months. Long-term borrowings include notes payable (consisting of FHLB advances with original maturities greater than one year), junior subordinated debentures (largely qualifying as Tier 1 capital for regulatory purposes, given their long maturity dates, even though they are redeemable in whole or in part at par), and subordinated debt (issued in 2015 with 10-year maturities, callable on or after the fifth anniversary date of their respective issuance dates, and qualifying as Tier 2 capital for regulatory purposes). Further information regarding these long-term borrowings is included in Note 8 – Notes Payable, Note 9 – Junior Subordinated Debentures, and Note 10 – Subordinated Notes in the notes to the unaudited consolidated financial statements. Given the high level of deposits to assets, other funding sources are currently utilized modestly, mainly for their capital equivalent characteristics and term funding.

At September 30, 2017, additional funding sources consist of a $10 million available and unused line of credit at the holding company, $158 million of available and unused federal funds purchased lines, and remaining available total borrowing capacity at the FHLB of $115 million.

Off-Balance Sheet Obligations

As of September 30, 2017 and December 31, 2016, Nicolet had the following commitments that did not appear on its balance sheet:

Table 17: Commitments

	September 30,	December 31,
	2017	2016
(in thousands)
Commitments to extend credit — fixed and variable rate	$660,578	$554,980
Financial letters of credit	9,381	12,444
Standby letters of credit	8,006	4,898

Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments and represented $32.2 million and $5.9 million, respectively, at September 30, 2017. Fair value approximates the notional amounts.

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

Funds are available from a number of basic banking activity sources including but not limited to the core deposit base, the repayment and maturity of loans, investment securities calls, maturities, and sales, and funds obtained through brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. Approximately $77 million of the $408 million investment securities portfolio at September 30, 2017 was pledged to secure public deposits, short term borrowings, repurchase agreements, or for other purposes as required by law. Other funding sources available include short-term borrowings, federal funds purchased, and long-term borrowings.

Cash and cash equivalents at September 30, 2017 and December 31, 2016 were $96 million and $129 million, respectively. These levels have decreased through the first nine months of 2017 with $117 million net cash used by investing activities (mostly due to a net increase in loans and securities), partially offset by $30 million net cash provided by operating activities and $54 million net cash provided by financing activities (mostly due to a net increase in deposits). Nicolet’s liquidity resources were sufficient as of September 30, 2017 to fund loans, accommodate deposit trends and cycles, and to meet other cash needs as necessary.

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

Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps decrease in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on this analysis on financial data at September 30, 2017, the projected changes in net interest income over a one-year time horizon, versus the baseline, was -0.5%, -0.2%, 0.3% and 0.6% for the -200, -100, +100 and +200 bps scenarios, respectively; such results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.

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

At September 30, 2017, Nicolet’s capital structure consisted of $360.4 million of common stock equity compared to $275.9 million of common equity at December 31, 2016. Nicolet’s common equity, representing 12.7% of total assets at September 30, 2017 and 12.0% at December 31, 2016, continues to reflect capacity to capitalize on opportunities. Nicolet’s common stock was accepted by shareholders as the primary consideration in the recent 2017 and 2016 acquisitions, as described in Note 2 – “Acquisitions,” in the notes to the unaudited consolidated financial statements.

On April 28, 2017 as part of the First Menasha merger, Nicolet issued 1.3 million shares of common stock for common stock consideration of $62.2 million. On April 29, 2016 as part of the Baylake merger, Nicolet issued 4.3 million shares of common stock for common stock consideration of $163.3 million, and recorded $1.2 million consideration for assumed stock options. In connection with the financial advisor business acquisition that completed on April 1, 2016, Nicolet issued $2.6 million in common stock consideration. Book value per common share increased 14% to $36.78 at September 30, 2017 from $32.26 at year end 2016 aided mostly by the common equity issued in the 2017 acquisition and retained earnings exceeding stock purchases.

As shown in Table 18, Nicolet’s regulatory capital ratios remain well above minimum regulatory ratios. Also, at September 30, 2017, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework with hurdles of 10.0%, 8.0%, 6.5% and 5.0%, respectively. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth.

The primary source of income and funds for the parent company is dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by federal regulatory agencies. At September 30, 2017, the Bank could pay dividends of approximately $13.9 million without seeking regulatory approval. During 2016, the Bank paid $35.5 million of dividends (which included a special dividend of $15 million out of Bank surplus) to the parent company, and paid $10 million of dividends during the first nine months of 2017. On October 17, 2017, the Bank declared and paid a $12 million dividend to the Company.

A summary of Nicolet’s and Nicolet National Bank’s regulatory capital amounts and ratios as of September 30, 2017 and December 31, 2016 are presented in the following table.

Table 18: Capital

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of September 30, 2017:
Company
Total capital	$293,800	12.8%	$183,929	8.0%
Tier 1 capital	269,277	11.7	137,947	6.0
CET 1 capital	240,351	10.5	103,460	4.5
Leverage	269,277	10.0	108,169	4.0

Bank
Total capital	$279,665	12.2%	$183,696	8.0%	$229,620	10.0%
Tier 1 capital	267,055	11.6	137,772	6.0	183,696	8.0
CET 1 capital	267,055	11.6	103,329	4.5	149,253	6.5
Leverage	267,055	9.9	108,053	4.0	135,067	5.0

As of December 31, 2016:
Company
Total capital	$249,723	13.9%	$144,195	8.0%
Tier 1 capital	226,018	12.5	108,146	6.0
CET 1 capital	202,313	11.2	81,110	4.5
Leverage	226,018	10.3	87,566	4.0

Bank
Total capital	$217,682	12.1%	$144,322	8.0%	$180,403	10.0%
Tier 1 capital	205,862	11.4	108,242	6.0	144,322	8.0
CET 1 capital	205,862	11.4	81,181	4.5	117,262	6.5
Leverage	205,862	9.4	87,329	4.0	109,161	5.0

(1)	The total capital ratio is defined as Tier1 capital plus Tier 2 capital divided by total risk-weighted assets. The Tier 1 capital ratio is defined as Tier1 capital divided by total risk-weighted assets. CET 1 capital ratio is defined as Tier 1 capital, with deductions for goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities, and limitations on the inclusion of deferred tax assets, mortgage servicing assets and investments in other financial institutions, in each case as provided further in the rules, divided by total risk-weighted assets. The leverage ratio is defined as Tier 1 capital divided by the most recent quarter’s average total assets, adjusted in accordance with regulatory guidelines.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

Future Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Since a significant number of business transactions are not subject to the guidance, it is not expected to have a material impact on the Company’s financial statements when it goes into effect the first quarter of 2018.

In August 2017, the FASB issued updated guidance to ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging transactions. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact of the new guidance on its consolidated financial statements, and it is not expected to have a significant impact on its consolidated financial statements because the Company does not have any significant derivatives and does not currently apply hedge accounting to derivatives.

In May 2017, the FASB issued updated guidance to ASU 2017-09, Compensation - Stock Compensation (Topic 718). ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718 to the modification to the terms and conditions of a share-based payment award. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following are Nicolet’s monthly common stock purchases during the third quarter of 2017.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
	(#)	($)	(#)	(#)
Period

July 1 – July 31, 2017	338	$54.82	—	458,000
August 1– August 31, 2017	49,699	$53.45	49,699	408,000
September 1 – September 30, 2017	17,316	$54.14	16,846	391,000
Total	67,353	$53.63	66,545	391,000

(a)	During the third quarter of 2017, the Company repurchased 0 and 808 shares for minimum tax withholding settlements on restricted stock and net settlements of stock options, respectively. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors’ authorization.

(b)	During early 2014, a common stock repurchase program was approved which authorized, with subsequent modifications the use of up to $30 million to repurchase up to 1,050,000 shares of outstanding common stock. At September 30, 2017, approximately $8.6 million remained available to repurchase up to 391,000 common shares. Using the closing stock price on September 30, 2017 of $57.53, a total of approximately 149,000 shares of common stock could be repurchased under this plan. Nicolet resumed repurchases of its shares under this program during the second quarter of 2017.

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

NICOLET BANKSHARES, INC.

November 3, 2017	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

November 3, 2017	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer

