Form 10-K
period 2017-12-31
NICOLET BANKSHARES INC
filed 2018-03-07
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $453.3 million based on the closing sale price of $54.71 per share as reported on Nasdaq on June 30, 2017. The registrant’s common stock commenced trading on the Nasdaq Capital Market on February 24, 2016.

As of February 28, 2018 9,742,160 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders.

Nicolet Bankshares, Inc.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities law. Statements in this report that are not strictly historical are forward-looking and based upon current expectations that may differ materially from actual results. These forward-looking statements, identified by words such as “will”, “expect”, “believe” and “prospects”, involve risks and uncertainties that could cause actual results to differ materially from those anticipated by the statements made herein. These risks and uncertainties include, but are not limited to, general economic trends and changes in interest rates, increased competition, regulatory or legislative developments affecting the financial industry generally or Nicolet Bankshares, Inc. specifically, the interpretations and impact of recently enacted tax legislation, changes in consumer demand for financial services, the possibility of unforeseen events affecting the industry generally or Nicolet Bankshares, Inc. specifically, the uncertainties associated with newly developed or acquired operations and market disruptions. Nicolet Bankshares, Inc. undertakes no obligation to release revisions to these forward-looking statements publicly to reflect events or circumstances after the date hereof or to reflect the occurrence of unforeseen events, except as required to be reported under the rules and regulations of the Securities and Exchange Commission (“SEC”).

PART I

ITEM 1.	BUSINESS

General

Nicolet Bankshares, Inc. (individually referred to herein as the “Parent Company” and together with all its subsidiaries collectively referred to herein as “Nicolet,” the “Company,” “we,” “us” or “our”) is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Wisconsin. At December 31, 2017, Nicolet had total assets of $2.9 billion, loans of $2.1 billion, deposits of $2.5 billion and total stockholders’ equity of $364 million. For the year ended December 31, 2017, Nicolet earned net income of $33.1 million, or $3.33 per diluted common share. For 2017, Nicolet’s return on average assets was 1.25%.

The Parent Company is a Wisconsin corporation, originally incorporated on April 5, 2000 as Green Bay Financial Corporation, a Wisconsin corporation, to serve as the holding company for and the sole shareholder of Nicolet National Bank. It amended and restated its articles of incorporation and changed its name to Nicolet Bankshares, Inc. on March 14, 2002. It subsequently became the holding company for Nicolet National Bank upon the completion of the bank’s reorganization into a holding company structure on June 6, 2002. Nicolet elected to become a financial holding company in 2008.

Nicolet conducts its primary operations through its wholly owned subsidiary, Nicolet National Bank, a commercial bank which was organized in 2000 as a national bank under the laws of the United States and opened for business, in Green Bay, Brown County, Wisconsin, on November 1, 2000 (referred to herein as the “Bank”). Structurally, the Parent Company also wholly owns a registered investment advisory firm, Brookfield Investment Partners, LLC (“Brookfield”), that principally provides investment strategy and transactional services to select community banks, wholly owns a registered investment advisory firm, Nicolet Advisory Services, LLC (“Nicolet Advisory”), that conducts brokerage and financial advisory services primarily to individual consumers, and entered into a joint venture that provides for 50% ownership of the building in which Nicolet is headquartered. Structurally, the Bank wholly owns an investment subsidiary based in Nevada, a subsidiary in Green Bay that provides a web-based investment management platform for financial advisor trades and related activity, and a subsidiary that owns a for-sale Green Bay property that is partially leased, and the Bank owns 99.2% of United Financial Services, Inc (“UFS Inc.”) which in turn owns 50.2% of UFS, LLC, a data processing services company located in Grafton, Wisconsin (collectively referred to herein as “UFS”). Other than the Bank, these subsidiaries are closely related to or incidental to the business of banking and none are individually or collectively significant to Nicolet’s financial position or results as of December 31, 2017.

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

Since its opening in late 2000, Nicolet has supplemented its organic growth with branch purchase and acquisition transactions. Most recently, the Company completed a merger transaction with First Menasha Bancshares, Inc. (“First Menasha”) consummated on April 28, 2017. During 2016, the Company completed two transactions (collectively the “2016 acquisitions”) consisting of a private transaction to hire a select group of financial advisors and to purchase their respective books of business and operating platform completed on April 1, 2016 and the merger transaction with Baylake Corp. (“Baylake”) consummated on April 29, 2016. For additional information, see Note 2, “Acquisitions,” of the Notes to Consolidated Financial Statements under Part II, Item 8.

Products and Services Overview

Nicolet’s principal business is banking, consisting of lending and deposit gathering, as well as ancillary banking-related products and services, to businesses and individuals of the communities it serves, and the operational support to deliver, fund and manage such banking products and services. Additionally, through the Bank and Nicolet Advisory, trust, brokerage and other investment management services for individuals and retirement plan services for business customers are offered. Nicolet delivers its products and services principally through 38 bank branch locations, on-line banking, mobile banking and an interactive website. Nicolet’s call center also services customers.

Nicolet offers a variety of loans, deposits and related services to business customers (especially small and medium-sized businesses and professional concerns), including but not limited to: business checking and other business deposit products and cash management services, international banking services, business loans, lines of credit, commercial real estate financing, construction loans, agricultural real estate or production loans, and letters of credit, as well as retirement plan services. Similarly, Nicolet offers a variety of banking products and services to consumers, including but not limited to: residential mortgage loans and mortgage refinancing, home equity loans and lines of credit, residential construction loans, personal loans, checking, savings and money market accounts, various certificates of deposit and individual retirement accounts, safe deposit boxes, and personal brokerage, trust and fiduciary services. Nicolet also provides on-line services including commercial, retail and trust on-line banking, automated bill payment, mobile banking deposits and account access, remote deposit capture, and telephone banking, and other services such as wire transfers, debit cards, credit cards, pre-paid gift cards, direct deposit, and official bank checks.

Lending is critical to Nicolet’s balance sheet and earnings potential. Nicolet seeks creditworthy borrowers principally within the geographic area of its branch locations. As a community bank with experienced commercial lenders and residential mortgage lenders, the primary lending function is to make loans in the following categories:

•	commercial-related loans, consisting of:
o	commercial, industrial, and business loans and lines of credit;
o	owner-occupied commercial real estate (“owner-occupied CRE”);
o	agricultural (“AG”) production and AG real estate;
o	commercial real estate investment loans (“CRE investment”);
o	construction and land development loans);
•	residential real estate loans, consisting of:
o	residential first lien mortgages;
o	junior lien mortgages;
o	home equity loans and lines of credit;
o	residential construction loans; and
•	other loans (mainly consumer in nature).

Lending involves credit risk. Nicolet has and follows extensive loan policies and procedures to standardize processes, meet compliance requirements and prudently manage underwriting, credit and other risks. Credit risk is further controlled and monitored through active asset quality management including the use of lending standards, thorough review of current and potential borrowers through Nicolet’s underwriting process, close relationships with and regular check-ins with borrowers, and active asset quality administration. For further discussion of the loan portfolio composition and credit risk management, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” under Part II, Item 7.

Employees

At December 31, 2017, Nicolet had approximately 535 full-time equivalent employees. None of our employees are represented by unions.

Market Area and Competition

The Bank is a full-service community bank, providing a full range of traditional commercial, wealth and retail banking products and services throughout northeastern and central Wisconsin and in Menominee, Michigan. Nicolet markets its services to owner-managed companies, the individual owners of these businesses, and other residents of its market area, which at December 31, 2017 is through 38 branches located principally in its trade area of northeastern and central Wisconsin, and in Menominee, Michigan. Based on deposit market share data published by the FDIC as of June 30, 2017, the Bank ranks in the top three of market share for Brown, Door, Kewaunee, Taylor and Clark counties and in the top five for Menominee, Marinette and Winnebago counties.

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

Supervision and Regulation

Set forth below is an explanation of the major pieces of legislation and regulation affecting the banking industry and how that legislation and regulation affects Nicolet’s business. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on the business and prospects of Nicolet or the Bank, and legislative changes and the policies of various regulatory authorities may significantly affect their operations. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation or regulation may have on the future business and earnings of Nicolet or the Bank.

Uncertainty remains as to the ultimate impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which could have a material adverse impact on the financial services industry as a whole or on Nicolet’s and the Bank’s business, results of operations, and financial condition. Many aspects of the Dodd-Frank Act are in the process of being implemented while other aspects remain subject to further rulemaking. These regulations are scheduled to take effect over several years, making it difficult to anticipate the overall financial impact on Nicolet, its customers or the financial industry more generally. However, full implementation of the Dodd-Frank Act would likely increase the regulatory burden, compliance costs and interest expense for Nicolet and the Bank. Some of the rules that have been adopted to comply with the Dodd-Frank Act’s mandates are discussed below.

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

Capital Adequacy. Nicolet is subject to capital requirements applied on a consolidated basis, which are substantially similar to those required of the Bank, which are summarized under “Regulation of the Bank” below.

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

In addition to the minimum risk-based capital and leverage ratios, banking organizations must maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. In order to avoid those restrictions, the capital conservation buffer effectively increases the minimum CET1 capital, Tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Banking organizations with capital levels that fall within the buffer will be required to limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments. The capital conservation buffer will be fully phased in on January 1, 2019.

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

A “well-capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure pursuant to any written agreement, order, capital directive, or prompt corrective action directive, and has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a CET1 capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%. Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices, which requires certain remedial action.

As of December 31, 2017, the Bank satisfied the requirements of “well-capitalized” under the regulatory framework for prompt corrective action. See Note 19, “Regulatory Capital Requirements and Restrictions of Dividends,” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for Nicolet and the Bank regulatory capital ratios.

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

At December 31, 2017 the Bank’s commercial real estate lending levels are below the guidance levels noted above.

Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act (“FIRREA”) expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,963,870 per day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years.

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

Payment of Dividends. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Parent Company. If, in the opinion of the OCC, the Bank were engaged in or about to engage in an unsafe or unsound practice, the OCC could require that the Bank stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.

The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed (1) the total of the Bank’s net profits for that year, plus (2) the Bank’s retained net profits of the preceding two years. The payment of dividends may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines or any conditions or restrictions that may be imposed by regulatory authorities.

Transactions with Affiliates and Insiders. The Bank is subject to the provisions of Regulation W promulgated by the Federal Reserve, which implements Sections 23A and 23B of the Federal Reserve Act. Regulation W places limits and conditions on the amount of loans or extensions of credit to, investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Regulation W also prohibits, among other things, an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. Federal law also places restrictions on the Bank’s ability to extend credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties; and must not involve more than the normal risk of repayment or present other unfavorable features.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with the Consumer Financial Protection Bureau (the “CFPB”). Depository institutions with less than $10 billion in assets, such as the Bank, are subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.

UDAP and UDAAP. Bank regulatory agencies have increasingly used a general consumer protection statute to address "unethical" or otherwise "bad" business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act—the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce ("UDAP" or "FTC Act"). "Unjustified consumer injury" is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to "unfair, deceptive or abusive acts or practices" ("UDAAP"). The CFPB has brought a variety of enforcement actions for violations of UDAAP provisions and CFPB guidance continues to evolve.

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

As noted above in Item 1, Business, Nicolet completed its acquisition of First Menasha on April 28, 2017. In addition, Nicolet completed its acquisition of Baylake on April 29, 2016, and completed the hiring of a select group of financial advisors and purchase of their respective books of business and operating platform on April 1, 2016. As evidenced by these acquisitions, we intend to continue pursuing a growth strategy for our business through attractive acquisition opportunities.

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

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the appropriateness of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding borrowers and economic conditions, as well as regulator judgments. We can make no assurance that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability or financial condition.

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

If the communities in which we operate do not grow or if the prevailing economic conditions locally or nationally are less favorable than we have assumed, our ability to maintain our low volume of nonperforming loans and other real estate owned and implement our business strategies may be adversely affected and our actual financial performance may be materially different from our projections.

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

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions, and other pertinent information.

If management’s assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease net income. We expect our allowance to continue to fluctuate; however, given current and future market conditions, we can make no assurance that our allowance will be appropriate to cover future loan losses.

In addition, the market value of the real estate securing our loans as collateral could be adversely affected by the economy and unfavorable changes in economic conditions in our market areas. As of December 31, 2017, approximately 40% of our loans were secured by commercial-based real estate, 2% of loans were secured by agriculture-based real estate, and 24% of our loans were secured by residential real estate. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by adverse market and economic conditions, including another downturn in the real estate market, in our markets could adversely affect the value of our assets, results of operations, and financial condition.

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

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established, much larger financial institutions. While we believe we can and do successfully compete with these other financial institutions, we may face a competitive disadvantage as compared to large national or regional banks as a result of our smaller size and relative lack of geographic diversification.

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

Our directors and executive officers, as a group, beneficially owned approximately 16% of our fully diluted issued and outstanding common stock as of December 31, 2017. As a result of their ownership, our directors and executive officers have the ability, if they voted their shares in concert, to influence the outcome of matters submitted to our shareholders for approval, including the election of directors.

Holders of Nicolet’s subordinated debentures have rights that are senior to those of its common shareholders.

We have supported our continued growth by issuing trust preferred securities and accompanying junior subordinated debentures and by assuming the trust preferred securities and accompanying junior subordinated debentures issued by companies we have acquired. As of December 31, 2017, we had outstanding trust preferred securities and associated junior subordinated debentures with an aggregate par principal amount of approximately $37.1 million and $38.2 million, respectively.

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

The corporate headquarters of both the Parent Company and the Bank are located at 111 North Washington Street, Green Bay, Wisconsin. At year-end 2017, including the main office, the Bank operated 38 bank branch locations, 29 of which are owned and nine that are leased. In addition, we have one leased location solely related to Nicolet Advisory. In addition, Nicolet owns or leases other real property that, when considered in aggregate, is not significant to its financial position. Most of the offices are free-standing, newer buildings that provide adequate access, customer parking, and drive-through and/or ATM services. The properties are in good condition and considered adequate for present and near term requirements. None of the owned properties are subject to a mortgage or similar encumbrance.

Three of the leased locations involve directors, executive officers, or direct relatives of a director or executive officer, each with lease terms that management considers arms-length. For additional disclosure, see Note 17, “Related Party Transactions,” of the Notes to Consolidated Financial Statements under Part II, Item 8.

ITEM 3.	LEGAL PROCEEDINGS

We and our subsidiaries may be involved from time to time in various routine legal proceedings incidental to our respective businesses. Neither we nor any of our subsidiaries are currently engaged in any legal proceedings that are expected to have a material adverse effect on our results of operations or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Nicolet registered its common stock under Section 12(b) of the Exchange Act on February 24, 2016, in connection with listing on the Nasdaq Capital Market, and trades under the symbol “NCBS”. Prior to February 24, 2016, Nicolet’s common stock was traded on the Over-The-Counter Markets (“OTCBB”), also under the symbol “NCBS”. The trading volume of Nicolet’s common stock is less than that of banks with larger market capitalizations, even though Nicolet has improved accessibility to its common stock first through the OTCBB and more recently through its listing on Nasdaq. As of February 28, 2018, Nicolet had approximately 2,250 shareholders of record.

The following table sets forth the high and low sales prices (beginning February 24, 2016) or the high and low bid prices (prior to February 24, 2016) and quarter end closing prices of Nicolet’s common stock as reported by Nasdaq and the OTCBB for the periods presented, as well as Nicolet’s quarter end book value per share for the periods presented.

For The Quarter Ended	High Sales/Bid Prices	Low Sales/ Bid Prices	Closing Sales Prices	Book Value Per Common Share

December 31, 2017	$61.89	$53.31	$54.74	$37.09
September 30, 2017	61.98	51.21	57.53	36.78
June 30, 2017	55.83	45.00	54.71	35.73
March 31, 2017	49.75	45.50	47.34	33.12

December 31, 2016	$48.00	$37.21	$47.69	$32.26
September 30, 2016	39.91	35.63	38.35	32.19
June 30, 2016	47.00	33.72	38.08	31.61
March 31, 2016	38.91	30.51	38.85	24.36

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

Following are Nicolet’s monthly common stock purchases during the fourth quarter of 2017.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
	(#)	($)	(#)	(#)
Period
October 1 – October 31, 2017	—	$—	—	391,000
November 1– November 30, 2017	121,759	$56.38	47,180	344,000
December 1 – December 31, 2017	8,313	$55.07	1,200	343,000
Total	130,072	$56.30	48,380	343,000

(a) During the fourth quarter of 2017, the Company repurchased 713 and 80,979 shares for minimum tax withholding settlements on restricted stock and net settlements of stock options, respectively. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors’ authorization.

(b) During early 2014, a common stock repurchase program was approved which authorized, with subsequent modifications through December 31, 2017, the use of up to $30 million to repurchase up to 1,050,000 shares of outstanding common stock. The common stock repurchase program has no expiration date. During 2017 and 2016, Nicolet spent $10.0 million and $4.4 million to repurchase and cancel 188,554 and 114,914 shares, respectively, at a weighted average price per share of $52.87 and $37.98, respectively, including commissions. Since the commencement of the common stock repurchase program through December 31, 2017, Nicolet has used $24.1 million to repurchase and cancel 707,163 shares at a weighted average price per share of $34.12 including commissions. Using the last closing stock price prior to December 31, 2017 of $54.74, a total of approximately 107,000 shares of common stock could be repurchased under this plan as of December 31, 2017. Subsequent to year-end 2017, on February 20, 2018, the stock repurchase program was further modified, adding $12 million more to repurchase up to 200,000 shares of outstanding common stock. Including this subsequent modification, the Board has authorized the Company the use of up to $42 million to repurchase and cancel 1,250,000 shares of Nicolet common stock.

Performance Graph

The following graph shows the cumulative stockholder return on our common stock for the period of May 17, 2013 to December 31, 2017, compared with the KBW NASDAQ Bank Index and the S&P 500 Index. The graph assumes a $100 investment on May 17, 2013, the date Nicolet began trading on the OTCBB.

	Period Ending
Index	05/17/13	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Nicolet Bankshares, Inc.	$100.00	$103.38	$156.25	$198.69	$298.06	$342.13
S&P 500 Index	100.00	112.30	127.67	129.43	144.91	176.55
KBW Nasdaq Bank Index	100.00	114.66	125.40	126.02	161.95	192.06

Source: S&P Global Market Intelligence

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented as of December 31, 2017 and 2016 and for each of the years in the three-year period ended December 31, 2017 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data for all other periods shown is derived from audited consolidated financial statements that are not required to be included in this report.

EARNINGS SUMMARY AND SELECTED FINANCIAL DATA

	At and for the year ended December 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Results of operations:
Interest income	$109,253	$75,467	$48,597	$48,949	$43,196
Interest expense	10,511	7,334	7,213	7,067	6,292
Net interest income	98,742	68,133	41,384	41,882	36,904
Provision for loan losses	2,325	1,800	1,800	2,700	6,200
Net interest income after provision for loan losses	96,417	66,333	39,584	39,182	30,704
Noninterest income	34,639	26,674	17,708	14,185	25,736
Noninterest expense	81,356	64,942	39,648	38,709	36,431
Income before income tax expense	49,700	28,065	17,644	14,658	20,009
Income tax expense	16,267	9,371	6,089	4,607	3,837
Net income	33,433	18,694	11,555	10,051	16,172
Net income attributable to noncontrolling interest	283	232	127	102	31
Net income attributable to Nicolet Bankshares, Inc.	33,150	18,462	11,428	9,949	16,141
Preferred stock dividends	-	633	212	244	976
Net income available to common shareholders	$33,150	$17,829	$11,216	$9,705	$15,165
Earnings per common share:
Basic	$3.51	$2.49	$2.80	$2.33	$3.81
Diluted	3.33	2.37	2.57	2.25	3.80
Weighted average common shares outstanding:
Basic	9,440	7,158	4,004	4,165	3,977
Diluted	9,958	7,514	4,362	4,311	3,988
Year-End Balances:
Loans	$2,087,925	$1,568,907	$877,061	$883,341	$847,358
Allowance for loan losses	12,653	11,820	10,307	9,288	9,232
Securities available for sale, at fair value	405,153	365,287	172,596	168,475	127,515
Total assets	2,932,433	2,300,879	1,214,439	1,215,285	1,198,803
Deposits	2,471,064	1,969,986	1,056,417	1,059,903	1,034,834
Notes payable	36,509	1,000	15,412	21,175	39,538
Junior subordinated debentures	29,616	24,732	12,527	12,328	12,128
Subordinated notes	11,921	11,885	11,849	-	-
Common equity	364,178	275,947	97,301	86,608	80,462
Stockholders’ equity	364,178	275,947	109,501	111,008	104,862
Book value per common share	37.09	32.26	23.42	21.34	18.97
Average Balances:
Loans	$1,899,225	$1,346,304	$883,904	$859,256	$753,284
Interest-earning assets	2,351,451	1,723,600	1,083,967	1,084,408	913,104
Total assets	2,648,754	1,934,770	1,185,921	1,191,348	997,372
Deposits	2,228,408	1,641,894	1,021,155	1,028,336	830,884
Interest-bearing liabilities	1,750,099	1,307,471	851,957	892,872	756,606
Common equity	332,897	217,432	90,787	84,033	70,737
Stockholders’ equity	332,897	226,265	112,012	108,433	95,137
Financial Ratios:
Return on average assets	1.25%	0.95%	0.96%	0.84%	1.62%
Return on average equity	9.96%	8.16%	10.20%	9.18%	16.97%
Return on average common equity	9.96%	8.20%	12.35%	11.55%	21.44%
Average equity to average assets	12.57%	11.69%	9.45%	9.10%	9.54%
Net interest margin	4.30%	4.01%	3.88%	3.89%	4.06%
Stockholders’ equity to assets	12.42%	11.99%	9.02%	9.13%	8.75%
Net loan charge-offs to average loans	0.08%	0.02%	0.09%	0.31%	0.54%
Nonperforming loans to total loans	0.63%	1.29%	0.40%	0.61%	1.21%
Nonperforming assets to total assets	0.49%	0.97%	0.32%	0.61%	1.02%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of Nicolet. It should be read in conjunction with the consolidated financial statements and footnotes and the selected financial data presented elsewhere in this report.

The detailed financial discussion that follows focuses on 2017 results compared to 2016. See “2016 Compared to 2015” for the summary comparing 2016 and 2015 results. Some tabular information is shown for trends of three years or for five years as required under SEC regulations.

Evaluation of financial performance and average balances between 2017 and 2016 was impacted in general from the timing and sizes of the 2017 and 2016 acquisitions. The inclusion of the Baylake balance sheet (at about 80% of Nicolet’s then pre-merger asset size) and operational results for 12 months in 2017 and 8 months in 2016, and to a lesser extent, the inclusion of the First Menasha balance sheet (at about 20% of Nicolet’s then pre-merger asset size) and operational results for approximately 8 months in 2017, analytically explains most of the increase in certain average balances and income statement line items between 2017 and 2016. The 2016 financial advisory business acquisition primarily impacts the brokerage fee income, personnel expense and certain other expense line items. Lastly, the 2017 and 2016 acquisitions impacted pre-tax net income by inclusion of non-recurring direct merger expenses of approximately $0.5 million in 2017 ($0.2 million and $0.3 million in the first and second quarters, respectively) and approximately $1.3 million in 2016 ($0.4 million, $0.4 million, $0.1 million and $0.4 million in first through fourth quarters, respectively), along with a $1.7 million lease termination charge in second quarter 2016 related to a Nicolet branch closed concurrent with the Baylake merger.

Overview

Nicolet provides a diversified range of traditional commercial and retail banking services, as well as wealth management services, to individuals, business owners, and businesses in its market area primarily through, as of year-end 2017, the 38 bank branch offices of its banking subsidiary, located in northeast and central Wisconsin and Menominee, Michigan.

In 2017 Nicolet delivered on growth, profitability, and capital management. At December 31, 2017 Nicolet had total assets of $2.9 billion, loans of $2.1 billion, deposits of $2.5 billion and stockholders’ equity of $364 million, representing increases over December 31, 2016 of 27%, 33%, 25% and 32% in assets, loans, deposits and total equity, respectively. This balance sheet growth was predominantly attributable to the April 2017 First Menasha transaction, which added assets of $480 million (about 20% of Nicolet’s pre-merger asset size), loans of $351 million, deposits of $375 million, core deposit intangible of $4 million and goodwill of $41 million, for a total purchase price that included the issuance of $62 million of common equity (or 1.3 million shares) and $19 million of cash. Nicolet has used acquisitions as part of its growth strategy over the past few years and has successfully integrated and realized cost efficiencies related to scale fairly quickly after each acquisition. Asset quality remained strong on declining nonperforming assets, with net charge-offs to average loans of 0.08% for 2017 and nonperforming assets to assets of 0.49% at December 31, 2017 (down from 0.97% at year-end 2016). With total stockholders’ equity to assets of 12.42% at year-end 2017 (largely from common stock issued in recent transactions and earnings exceeding stock repurchases), Nicolet has capacity to act on targets of interest in relevant markets that provide a path to or support our position as the lead-local community bank.

For 2017, net income attributable to Nicolet was $33.1 million (80% higher than 2016), and return on average assets was 1.25% (compared to 0.95% for 2016). The improved performance between 2017 and 2016 was largely attributable to the timing of the acquisitions in both years, benefits from strong organic loan and deposit growth (of 11% and 6%, respectively, excluding the First Menasha balances at acquisition), $5.8 million of higher aggregate discount accretion on purchased loans (included in the $30.6 million or 45% increase in net interest income between the years), growth in noninterest revenue sources, effective cost management, and $2.5 million lower direct merger-related costs between the years. Additionally, income tax expense included a favorable tax benefit of $1.9 million (the tax impact of large option exercises, particularly in the fourth quarter of 2017), and $0.9 million of tax expense related to Nicolet’s current evaluation of the impact of the Tax Cuts and Jobs Act enacted on December 22, 2017 on its then outstanding deferred tax assets and liabilities. Diluted earnings per common share for 2017 was $3.33 ($0.96 or 41% higher than 2016), aided by strong net earnings and no preferred stock dividends, but impacted in part by an increase of approximately 30% in diluted average shares mostly due to the stock consideration issued in the 2016 and 2017 acquisitions. Capital management for 2017 included the closure of three branches (one in an outlier and two in overlapping geographies) as well as the repurchase of approximately 188,600 shares of common stock for $10.0 million under Nicolet’s common stock repurchase program. At December 31, 2017 there remains $5.9 million authorized under the repurchase program which Nicolet may from time to time repurchase shares in the open market or through block transactions as market conditions warrant or in private transactions as an alternative use of capital.

For 2018, Nicolet’s focus will remain on achieving strong organic growth in loans, deposits and wealth management services within all our markets, though particularly in the expanded Green Bay to Oshkosh corridor, in a cost-effective, profitable manner to sustain a healthy return on average assets. After rapid execution on cost saves and efficiencies related to the 2016 and 2017 acquisitions (including 10 branch closures cumulatively during those years), additional resources are planned for personnel expenses (market-based and competitive wage increases in support of growing talent, leadership and performance, including expense of equity and other incentives that started in 2017), and for capital investment on complete renovations of two branch locations (in Sturgeon Bay and Rhinelander) in 2018. Further, we expect that the tax reform enacted in December 2017 (which includes many broad and complex changes to the U.S. tax code, including the corporate tax rate reduction from 35% to 21%) to provide significant benefit to net earnings in 2018 (by reducing our estimated 2018 effective tax rate to approximately 25%), while also providing consumer and corporate stimulus as the general benefits of tax cuts spread deeper into the economy. Nicolet believes delivering strong earnings, return on assets, and capital management in 2018 will provide upward pressure on our common stock performance throughout the year.

Performance Summary

Net income attributable to Nicolet was $33.1 million for 2017, or $3.33 per diluted common share. Comparatively, 2016 net income attributable to Nicolet was $18.5 million, and after $633,000 of preferred stock dividends, diluted earnings per common share was $2.37. Nicolet redeemed its outstanding preferred stock in full in September 2016, explaining the absence of preferred stock dividends in 2017. Return on average assets was 1.25% and 0.95% for 2017 and 2016, respectively, while return on average common equity was 9.96% for 2017 and 8.20% for 2016. Book value per common share was $37.09 at December 31, 2017, up 15% over $32.26 at December 31, 2016. Key factors contributing to these results are discussed below.

•	Net interest income was $98.7 million for 2017, an increase of $30.6 million or 45% compared to 2016. The improvement was primarily the result of favorable volume and mix variances (driven by the addition of acquired net interest-earning assets, as well as strong organic growth), and net favorable rate variances, largely from higher earning asset yields partially offset by a higher cost of funds. The earning asset yield was 4.75% for 2017 and 4.44% for 2016, influenced mainly by the earning asset mix and higher aggregate discount accretion income. The cost of funds was 0.60% for 2017, 4 basis points (“bps”) higher than 2016. As a result, the interest rate spread was 4.15% for 2017, 27 bps higher than 2016. The net interest margin was 4.30% for 2017 compared to 4.01% for 2016, with a 2 bps higher contribution from net free funds as well as the increase in interest rate spread. For additional information regarding net interest income, see “Net Interest Income”.

•	Loans were $2.1 billion at December 31, 2017, up $0.5 billion or 33% over December 31, 2016. Excluding the impact of the First Menasha loans added at acquisition, loans increased $168 million or 11% since year-end 2016. Average loans were $1.9 billion in 2017 yielding 5.31%, compared to $1.3 billion in 2016 yielding 5.11%, a 41% increase in average balances. For additional information regarding loans, see “Loans”.

•	Total deposits were $2.5 billion at December 31, 2017, up $0.5 billion or 25% over December 31, 2016. Excluding the impact of the First Menasha deposits added at acquisition, deposits grew $126 million or 6%. Between 2017 and 2016, average deposits were up $0.6 billion or 36%, with noninterest-bearing deposits representing 24% and 23% of total deposits for 2017 and 2016, respectively. For additional information regarding deposits, see “Deposits”.

•	Asset quality measures remained strong. Nonperforming assets declined to $14 million, representing 0.49% of total assets at December 31, 2017, down favorably from 0.97% at December 31, 2016. For 2017, the provision for loan losses was $2.3 million compared to net charge-offs of $1.5 million, versus provision of $1.8 million and net charge-offs of $0.3 million for 2016. The allowance for loan losses (“ALLL”) was $12.7 million at December 31, 2017 (representing 0.61% of loans), compared to $11.8 million (representing 0.75% of loans) at December 31, 2016. The decline in the ratio of the ALLL to loans resulted from recording the First Menasha loan portfolio at fair value with no carryover of its allowance at the time of the merger. For additional information regarding asset quality measures, see “Allowance for Loan Losses,” and “Nonperforming Assets.”

•	Noninterest income was $34.6 million (including $2.0 million of net gain on sale, disposal or write-down of assets), compared to $26.7 million for 2016 (including $0.1 million of net gain on sale, disposal or write-down of assets). Removing these net gains, noninterest income was up $6.0 million or 23%, with increases in all line items, except mortgage income, largely attributable to the timing of the 2016 and 2017 acquisitions. For additional information regarding noninterest income, see “Noninterest Income”.

•	Noninterest expense was $81.4 million, an increase of $16.4 million or 25% compared to 2016. The increase was commensurate with the larger operating base and timing of the 2016 and 2017 acquisitions. For additional information regarding noninterest expense, see “Noninterest Expense”.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income in the consolidated statements of income (which excludes any taxable equivalent adjustments) was $98.7 million in 2017, up $30.6 million or 45% compared to $68.1 million in 2016, including $5.8 million higher aggregate discount accretion between the years and impacted by the timing of the 2017 and 2016 acquisitions. Taxable equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 35% tax rate) were $2.4 million for 2017 and $1.9 million for 2016, resulting in taxable equivalent net interest income of $101.1 million for 2017 and $70.0 million for 2016.

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

Table 1: Average Balance Sheet and Net Interest Income Analysis — Taxable-Equivalent Basis

(dollars in thousands)

	Years Ended December 31,
	2017			2016			2015
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Earning assets
Loans (1)(2)(3)	$1,899,225	$100,905	5.31%	$1,346,304	$69,687	5.11%	$883,904	$45,745	5.12%
Investment securities:
Taxable	238,433	4,728	1.98%	159,421	3,029	1.90%	75,069	1,460	1.94%
Tax-exempt (2)	160,328	4,365	2.72%	131,250	3,292	2.51%	87,609	2,083	2.38%
Other interest-earning assets	53,465	1,624	3.04%	86,625	1,327	1.53%	37,385	443	1.18%
Total interest-earning assets	2,351,451	$111,622	4.75%	1,723,600	$77,335	4.44%	1,083,967	$49,731	4.54%
Other assets, net	297,303			211,170			101,954
Total assets	$2,648,754			$1,934,770			$1,185,921
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$254,961	$405	0.16%	$193,933	$221	0.11%	$126,894	$305	0.24%
Interest-bearing demand	432,513	2,408	0.56%	325,383	1,786	0.55%	204,844	1,703	0.83%
Money market (“MMA”)	583,708	1,781	0.31%	451,373	599	0.13%	250,500	557	0.22%
Core time deposits	292,084	2,323	0.80%	259,730	2,220	0.85%	197,862	2,211	1.12%
Brokered deposits	119,234	769	0.65%	28,329	318	1.12%	29,431	414	1.41%
Total interest-bearing deposits	1,682,500	7,686	0.46%	1,258,748	5,144	0.41%	809,531	5,190	0.64%
Other interest-bearing liabilities	67,599	2,825	4.18%	48,723	2,190	4.44%	42,426	2,023	4.72%
Total interest-bearing liabilities	1,750,099	10,511	0.60%	1,307,471	7,334	0.56%	851,957	7,213	0.84%
Noninterest-bearing demand	545,908			383,146			211,624
Other liabilities	19,850			17,888			10,328
Stockholders’ equity	332,897			226,265			112,012
Total liabilities and stockholders’ equity	$2,648,754			$1,934,770			$1,185,921
Net interest income and rate spread		$101,111	4.15%		$70,001	3.88%		$42,518	3.70%
Net interest margin			4.30%			4.01%			3.88%

(1)	Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 35% and adjusted for the disallowance of interest expense.

(3)	Interest income includes loan fees of $1.5 million in 2017, $1.6 million in 2016 and $0.7 million in 2015.

Table 2: Volume/Rate Variance — Taxable-Equivalent Basis
(dollars in thousands)

	2017 Compared to 2016 Increase (Decrease) Due to Changes in			2016 Compared to 2015 Increase (Decrease) Due to Changes in
	Volume	Rate*	Net(1)	Volume	Rate*	Net(1)
Earning assets
Loans (2)	$28,599	$2,619	$31,218	$24,046	$(104)	$23,942
Investment securities:
Taxable	1,773	(74)	1,699	1,603	(34)	1,569
Tax-exempt (2)	774	299	1,073	1,089	120	1,209
Other interest-earning assets	(400)	697	297	665	219	884
Total interest-earning assets	$30,746	$3,541	$34,287	$27,403	$201	$27,604

Interest-bearing liabilities
Savings	$82	$102	$184	$118	$(202)	$(84)
Interest-bearing demand	596	26	622	786	(703)	83
MMA	218	964	1,182	327	(285)	42
Core time deposits	264	(161)	103	599	(590)	9
Brokered deposits	637	(186)	451	(15)	(81)	(96)
Total interest-bearing deposits	1,797	745	2,542	1,815	(1,861)	(46)
Other interest-bearing liabilities	656	(21)	635	344	(177)	167
Total interest-bearing liabilities	2,453	724	3,177	2,159	(2,038)	121
Net interest income	$28,293	$2,817	$31,110	$25,244	$2,239	$27,483

*	Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 35% and adjusted for the disallowance of interest expense.

Table 3: Interest Rate Spread, Margin and Average Balance Mix — Taxable-Equivalent Basis
(dollars in thousands)

	Years Ended December 31,
	2017 Average			2016 Average			2015 Average
	Balance	% of Earning Assets	Yield/Rate	Balance	% of Earning Assets	Yield/Rate	Balance	% of Earning Assets	Yield/Rate
Total loans	$1,899,225	80.8%	5.31%	$1,346,304	78.1%	5.11%	$883,904	81.5%	5.12%
Securities and other earning assets	452,226	19.2%	2.37%	377,296	21.9%	2.03%	200,063	18.5%	1.99%
Total interest-earning assets	$2,351,451	100.0%	4.75%	$1,723,600	100.0%	4.44%	$1,083,967	100.0%	4.54%

Interest-bearing liabilities	$1,750,099	74.4%	0.60%	$1,307,471	75.9%	0.56%	$851,957	78.6%	0.84%
Noninterest-bearing funds, net	601,352	25.6%		416,129	24.1%		232,010	21.4%
Total funds sources	$2,351,451	100.0%	0.47%	$1,723,600	100.0%	0.41%	$1,083,967	100.0%	0.64%
Interest rate spread			4.15%			3.88%			3.70%
Contribution from net free funds			0.15%			0.13%			0.18%
Net interest margin			4.30%			4.01%			3.88%

Comparison of 2017 versus 2016

Taxable-equivalent net interest income was $101.1 million for 2017, up $31.1 million or 44%, compared to 2016, with $28.3 million from net favorable volume and mix variances (predominantly due to the addition of acquired net interest-earning assets, as well as organic growth), and $2.8 million from net favorable rate variances (predominantly from a higher earning asset yield, mostly from loans, offset partly by a higher overall cost of funds) between the periods. Taxable-equivalent interest income on earning assets increased $34.3 million between the years, with $31.2 million more interest from loans ($28.6 million from greater volume and $2.6 million from rates (with $5.8 million in higher aggregate discount accretion income, attributable to added discounts on the 2017 acquired loan portfolio and $4.9 million higher discount income related to favorably resolved purchased credit impaired loans, more than offsetting lower underlying loan yields mainly from the acquired portfolios)), $2.8 million more interest from total investments (mostly volume-based), and $0.3 million more interest from other earning assets (mostly rate-based). Interest expense increased $3.2 million, led by $2.5 million higher interest on interest-bearing liabilities due to volume and mix variances (mostly acquired deposits and a higher proportion of brokered deposits), and $0.7 million higher interest from net unfavorable rate variances due to higher cost funding (largely from higher-costing First Menasha deposits acquired, an increase in select deposit rates that began in July 2017, and general rate pressures influenced by a 100 bps increase in the federal funds rate since January 1, 2016).

The taxable-equivalent net interest margin was 4.30% for 2017, up 29 bps versus 2016. The interest rate spread increased 27 bps between the periods, with a favorable increase in the earning asset yield (up 31 bps to 4.75% for 2017), partially offset by an increase in the cost of funds (up 4 bps to 0.60% for 2017). The contribution from net free funds increased 2 bps, mostly due to the increase in noninterest-bearing demand deposits. Since January 1, 2016, the Federal Reserve raised short-term interest rates by 100 bps to 1.50% as of December 31, 2017 (up 25 bps in each of December 2016, March 2017, June 2017, and December 2017). These increases have impacted the rate earned on cash and the cost of shorter-term deposits and borrowings, but have not proportionately influenced rates further out on the yield curve; and thus, have impacted new investment yields and new loan pricing to a lesser degree. Additionally, while both 2017 and 2016 periods are experiencing favorable income from discount accretion on acquired loans, particularly where such loans pay or resolve at better than their carrying values, such favorable interest flow can be sporadic and will diminish over time.

The earning asset yield was influenced largely by the mix of underlying earning assets, particularly carrying a higher proportion of loans and investments (each at higher yields in 2017 than 2016) and a lower proportion of low-earning cash. Loans, investments and other interest earning assets (mostly low-earning cash) represented 81%, 17% and 2% of average earning assets, respectively, for 2017, and 78%, 17%, and 5%, respectively, for 2016. Loans yielded 5.31% and 5.11%, respectively, for 2017 and 2016, while non-loan earning assets combined yielded 2.37% and 2.03%, respectively, for the years. The 20 bps increase in loan yield between the years was largely due to the higher aggregate discount accretion on acquired loans between periods, more than offsetting lower underlying loan yields mainly from the acquired loan portfolios and competitive pricing.

Average interest-earning assets were $2.4 billion for 2017, $628 million, or 36% higher than 2016, largely attributable to acquired balances as well as strong organic loan growth. The change consisted of a $553 million increase in average loans (up 41% to $1.9 billion), a $108 million increase in investment securities (up 37% to $399 million) and a $33 million decrease in other interest-earning assets, predominantly low earning cash.

Nicolet’s cost of funds increased 4 bps to 0.60% for 2017 compared to 2016. The average cost of interest-bearing deposits (which represented 96% of average interest-bearing liabilities for both 2017 and 2016), was 0.46% for 2017, up 5 bps from 2016, largely influenced by the higher-costing First Menasha deposits acquired, an increase in select deposit rates that began in July 2017, and general rate pressures influenced by a 100 bps increase in the federal funds rate since January 1, 2016.

Average interest-bearing liabilities were $1.8 billion for 2017, up $443 million or 34% from 2016, predominantly attributable to acquired balances and organic deposit growth. Interest-bearing deposits represented 96% of average interest-bearing liabilities for both 2017 and 2016, while the mix of average interest-bearing deposits moved from higher costing core time deposits to lower costing transaction accounts. Average brokered deposits were $119 million for 2017, up $91 million from 2016 (largely due to brokered deposits assumed in the 2017 acquisition), with average rates declining from 1.12% to 0.65%, as a larger proportion of brokered deposits were lower-costing transaction-based deposits versus term.

Provision for Loan Losses

The provision for loan losses in 2017 was $2.3 million, exceeding $1.5 million of net charge-offs. Comparatively, 2016 provision and net charge-offs were $1.8 million and $0.3 million, respectively. The higher provision in 2017 was largely attributable to a $1.0 million commercial loan charge-off. At December 31, 2017, the ALLL was $12.7 million or 0.61% of loans compared to $11.8 million or 0.75% of loans at December 31, 2016. The decline in this ratio was mainly a result of recording acquired loans at their fair value with no carryover of its allowance at the time of merger.

The provision for loan losses is predominantly a function of Nicolet’s methodology and judgment as to qualitative and quantitative factors used to determine the appropriateness of the ALLL. The appropriateness of the ALLL is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies in each portfolio segment, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. For additional information regarding asset quality and the ALLL, see “Balance Sheet Analysis — Loans,” and “— Allowance for Loan Losses” and “—Nonperforming Assets.”

Noninterest Income

Table 4: Noninterest Income
(dollars in thousands)

	Years Ended December 31,			Change From Prior Year
	2017	2016	2015	$ Change 2017	% Change 2017	$ Change 2016	% Change 2016

Service charges on deposit accounts	$4,604	$3,571	$2,348	$1,033	28.9%	$1,223	52.1%
Mortgage income, net	5,361	5,494	3,258	(133)	(2.4)	2,236	68.6
Trust services fee income	6,031	5,435	4,822	596	11.0	613	12.7
Brokerage fee income	5,736	3,624	670	2,112	58.3	2,954	440.9
Card interchange income	4,646	3,167	1,566	1,479	46.7	1,601	102.2
Bank owned life insurance (“BOLI”) income	1,778	1,284	996	494	38.5	288	28.9
Rent income	1,146	1,090	1,156	56	5.1	(66)	(5.7)
Investment advisory fees	464	452	408	12	2.7	44	10.8
Other income	2,844	2,503	758	341	13.6	1,745	230.2
Noninterest income without net gains	$32,610	$26,620	$15,982	$5,990	22.5%	$10,638	66.6%
Gain on sale, disposal or write-down of assets, net	2,029	54	1,726	1,975	N/M	(1,672)	(96.9)
Total noninterest income	$34,639	$26,674	$17,708	$7,965	29.9%	$8,966	50.6%

N/M means not meaningful.

Comparison of 2017 versus 2016

Noninterest income grew $8.0 million or 30% over 2016, with increases in most line items, aided largely by the 2016 and 2017 acquisitions. Removing net gains from sale of assets from both periods, noninterest income increased $6.0 million or 23%. Notable contributions to the change in noninterest income were:

•	Service charges on deposit accounts for 2017 were $4.6 million, up $1.0 million or 29% over 2016, resulting from an increased number of accounts (most attributable to the bank acquisitions) and an increase to the fee charged on overdrafts implemented during 2017.

•	Mortgage income represents net gains received from the sale of residential real estate loans service-released and service-retained into the secondary market, capitalized gains on mortgage servicing rights (“MSRs”), servicing fees, offsetting MSR amortization, valuation changes if any, and to a smaller degree some related income. Net mortgage income was $5.4 million for 2017, down slightly from 2016, due to a decline in gains from lower volumes and higher MSR amortization, partially offset by higher servicing fees on the growing portfolio of mortgage loans serviced for others. Secondary mortgage production of $220 million, was down 13% from production of $254 million for 2016.

•	Trust service fees were $6.0 million for 2017, up $0.6 million or 11% over 2016, due to higher assets under management.

•	Brokerage fee income was $5.7 million for 2017, up $2.1 million or 58% over 2016, attributable to the 2016 financial advisor business acquisition as well as subsequent growth and improved pricing.

•	Card interchange income grew $1.5 million or 47% to $4.6 million in 2017 due to higher volume and activity.

•	BOLI income was $1.8 million, up $0.5 million or 38% over 2016 commensurate with the growth in average BOLI investments, including additional insurance purchases in 2016.

•	Other income was $2.8 million, up $0.3 million or 14% over 2016, with the majority of the increase due to income from equity in UFS.

•	Net gain on sale, disposal or write-down of assets in 2017 was $2.0 million, compared to $0.1 million in 2016. The 2017 activity consisted largely of a $1.2 million gain to record the fair value of Nicolet’s pre-acquisition interest in First Menasha and a $0.7 million gain on the sale or disposition of assets. The 2016 activity consisted mainly of a $0.5 million other-than-temporary impairment loss on an other investment security and $0.7 million in net gains from the sale of OREO. Additional information on the net gains is also included in Note 18, “Gain on Sale, Disposal or Write-Down of Assets, Net,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Noninterest Expense

Table 5: Noninterest Expense
(dollars in thousands)

	Years Ended December 31,			Change From Prior Year
	2017	2016	2015	Change 2017	% Change 2017	Change 2016	% Change 2016

Personnel	$44,458	$34,030	$22,523	$10,428	30.6%	$11,507	51.1%
Occupancy, equipment and office	13,308	10,276	6,928	3,032	29.5	3,348	48.3
Business development and marketing	4,700	3,488	2,244	1,212	34.7	1,244	55.4
Data processing	8,715	6,370	3,565	2,345	36.8	2,805	78.7
FDIC assessments	787	911	615	(124)	(13.6)	296	48.1
Intangibles amortization	4,695	3,458	1,027	1,237	35.8	2,431	236.7
Other expense	4,693	6,409	2,746	(1,716)	(26.8)	3,663	133.4
Total noninterest expense	$81,356	$64,942	$39,648	$16,414	25.3%	$25,294	63.8%
Non-personnel expenses	$36,898	$30,912	$17,125	$5,986	19.4%	$13,787	80.5%
Average full-time equivalent employees	522	415	280	107	25.8%	135	48.2%

Comparison of 2017 versus 2016

Noninterest expense increased $16.4 million or 25%, primarily attributable to the larger operating base resulting from the 2016 and 2017 acquisitions. Notable contributions to the change in noninterest expense were:

•	Personnel expense (including salaries, brokerage variable pay, overtime, cash and equity incentives, and employee benefit and payroll-related expenses) was $44.5 million for 2017, up $10.4 million or 31% over 2016, largely due to the expanded workforce, with average full-time equivalent employees up 26%. Also contributing to the increase were merit increases between the years, higher incentives given strong results (including a discretionary 401k profit sharing contribution of $0.5 million in 2017), and higher health and other benefit costs in line with the expanded workforce. Notably, expense related to equity awards increased $1.5 million over 2016, mostly attributable to sizable option grants made to a broad group in the second quarter of 2017 rewarding current performance and aligning incentives with future strategic goals. See Note 13, “Stock-Based Compensation,” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for additional disclosures relative to the 2017 equity awards.

•	Occupancy, equipment and office expense was $13.3 million for 2017, up $3.0 million or 30% from 2016, primarily the result of the larger operating base and software needs, offset partly by branch closure savings.

•	Business development and marketing expense was $4.7 million for 2017, up $1.2 million or 35%, largely due to the expanded operating base and branding efforts influencing additional marketing, promotions and media.

•	Data processing expenses, which are primarily volume-based, were $8.7 million for 2017, up $2.3 million or 37% over 2016, in line with a higher number of accounts and volumes processed due to the acquisitions and expanded functionalities.

•	Intangible amortization increased $1.2 million or 36%, fully attributable to the timing of and addition of intangibles recorded as part of the acquisitions.

•	Other expense was $4.7 million for 2017, down $1.7 million or 27%, due primarily to $2.5 million lower merger-related expenses, partially offset by an $0.8 million increase in all other costs, (largely a function of higher other operating costs and the implementation of a customer relationship system).

Income Taxes

Income tax expense was $16.3 million for 2017 and $9.4 million for 2016. The effective tax rate was 32.7% for 2017 and 33.4% for 2016, including, among other items, both years benefitting from tax-exempt interest income. As detailed further below, income tax expense between the years was significantly impacted by a new accounting standard and the impact of the Tax Cuts and Jobs Act signed into law on December 22, 2017. The net deferred tax asset was $5.0 million at December 31, 2017 compared to $10.9 million at the end of 2016. The $5.9 million decrease in the net deferred tax asset was primarily attributable to approximately $4 million in reductions from purchase accounting items, $1 million related to net operating losses subject to Internal Revenue Code section 382 restrictions and $0.9 million related to the write-down of deferred tax assets in conjunction with the Tax Cuts and Jobs Act, discussed further below.

The accounting for income taxes requires deferred income taxes to be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. This analysis involves the use of estimates, assumptions, interpretation, and judgment concerning accounting pronouncements and federal and state tax codes; therefore, income taxes are considered a critical accounting policy. At December 31, 2017 and 2016, no valuation allowance was determined to be necessary. Additional information on the subjectivity of income taxes is discussed further under “Critical Accounting Policies-Income Taxes.” The Company’s accounting policy for income taxes are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures relative to income taxes are included in Note 15, “Income Taxes” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

The Company adopted a new accounting standard as required effective January 1, 2017, which requires the tax impact of stock option exercises to be recorded as a reduction to income tax expense rather than to stockholders’ equity directly. As a result of this accounting change and particularly large option exercises during the year, income tax expense for 2017 included a favorable tax benefit of $1.9 million for the tax impact of stock option exercises. See Note 1, “Nature of Business and Significant Accounting Policies – Recent Accounting Pronouncements Adopted,” in the Notes to Consolidated Financial Statements, under Part II, Item 8 for additional information about this new accounting standard.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, necessitating that all companies evaluate deferred tax asset and liability positions for year-end 2017 under the lower corporate tax rate, as well as other impacts. Income tax expense included $0.9 million additional expense in 2017 related to the Company’s current evaluation of this tax law change, and was comprised of a $532,000 net write-down on deferred tax assets and $353,000 net write-down on the permanent difference for investment securities. If, in the future, the interpretations of the new tax law were to change, the Company’s current estimates may require adjustments.

BALANCE SHEET ANALYSIS

Loans

Nicolet services a diverse customer base throughout northeastern and central Wisconsin and in Menominee, Michigan including the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, retail, service, and businesses supporting the general building industry. It continues to concentrate its efforts in originating loans in its local markets and assisting its current loan customers. It actively utilizes government loan programs such as those provided by the U.S. Small Business Administration to help customers weather current economic conditions and position their businesses for the future. In addition to the discussion that follows, accounting policies behind loans are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures are included in Note 4, “Loans and Allowance for Loan Losses,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Table 6: Loan Composition
As of December 31,
(dollars in thousands)

	2017		2016		2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$637,337	30.5%	$428,270	27.3%	$294,419	33.6%	$289,379	32.7%	$253,674	29.9%
Owner-occupied CRE	430,043	20.6	360,227	23.0	185,285	21.1	182,574	20.7	187,476	22.1
AG production	35,455	1.7	34,767	2.2	15,018	1.7	14,617	1.6	14,256	1.7
Commercial	1,102,835	52.8	823,264	52.5	494,722	56.4	486,570	55.0	455,406	53.7
AG real estate	51,778	2.5	45,234	2.9	43,272	4.9	42,754	4.8	37,057	4.4
CRE investment	314,463	15.1	195,879	12.5	78,711	9.0	81,873	9.3	90,295	10.7
Construction & land development	89,660	4.3	74,988	4.8	36,775	4.2	44,114	5.0	42,881	5.1
Commercial real estate	455,901	21.9	316,101	20.2	158,758	18.1	168,741	19.1	170,233	20.2
Commercial-based loans	1,558,736	74.7	1,139,365	72.7	653,480	74.5	655,311	74.1	625,639	73.9
Residential construction	36,995	1.8	23,392	1.5	10,443	1.2	11,333	1.3	12,535	1.5
Residential first mortgage	363,352	17.4	300,304	19.1	154,658	17.6	158,683	18.0	154,403	18.2
Residential junior mortgage	106,027	5.1	91,331	5.8	51,967	5.9	52,104	5.9	49,363	5.8
Residential real estate	506,374	24.3	415,027	26.4	217,068	24.7	222,120	25.2	216,301	25.5
Retail & other	22,815	1.0	14,515	0.9	6,513	0.8	5,910	0.7	5,418	0.6
Retail-based loans	529,189	25.3	429,542	27.3	223,581	25.5	228,030	25.9	221,719	26.1
Total loans	$2,087,925	100.0%	$1,568,907	100.0%	$877,061	100.0%	$883,341	100.0%	$847,358	100.0%

Total loans were $2.1 billion at December 31, 2017, an increase of $519 million, or 33%, compared to total loans of $1.6 billion at December 31, 2016. Excluding the $351 million loans added at acquisition in 2017, loans increased $168 million or 11%. As noted in Table 6 above, year-end 2017 loans were broadly 75% commercial-based and 25% retail-based compared to 73% commercial-based and 27% retail-based at year-end 2016. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.

Commercial and industrial loans consist primarily of commercial loans to small businesses and, to a lesser degree, to municipalities within a diverse range of industries. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio, increasing to 30.5% of the portfolio at year-end 2017, due to strong organic loan growth.

Owner-occupied CRE loans decreased to 20.6% of loans at year-end 2017 compared to 23.0% of loans at year-end 2016. This category primarily consists of loans within a diverse range of industries secured by business real estate that is occupied by borrowers who operate their businesses out of the underlying collateral and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral.

Agricultural production and agricultural real estate loans consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland. Combined, these loans decreased to 4.2% of loans at year-end 2017 compared to 5.1% of loans at year-end 2016.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. From December 31, 2016 to December 31, 2017, these loans increased to represent 15.1% of loans, mostly due to the 2017 acquired loan mix, compared to 12.5% a year ago.

Loans in the construction and land development portfolio represented 4.3% of total loans at year-end 2017 compared to 4.8% at year-end 2016. Construction and land development loans provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis.

On a combined basis, Nicolet’s residential real estate loans represented 24.3% of total loans at year-end 2017 compared to 26.4% of total loans at year-end 2016. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage real estate loans consist of home equity lines and term loans secured by junior mortgage liens. Nicolet has not experienced significant losses in its residential real estate loans; however, if declines in market values in the residential real estate markets worsen, particularly in Nicolet’s market area, the value of collateral securing its real estate loans could decline, which could cause an increase in the provision for loan losses. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with or without retaining the servicing rights. Nicolet’s mortgage loans have historically had low net charge-off rates and typically are of high quality.

Loans in the retail and other classification represent approximately 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and/or guaranty positions.

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early problem loan identification and remedial action to minimize losses, an appropriate ALLL, and sound nonaccrual and charge-off policies. An active credit risk management process is used for commercial loans to further ensure that sound and consistent credit decisions are made. The credit management process is regularly reviewed and the process has been modified over the past several years to further strengthen the controls.

The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2017, no significant industry concentrations existed in Nicolet’s portfolio in excess of 10% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

Table 7: Loan Maturity Distribution

The following table presents the maturity distribution of the loan portfolio at December 31, 2017:

(dollars in thousands)

	Loan Maturity
	One Year or Less	Over One Year to Five Years	Over Five Years	Total
Commercial & industrial	$275,038	$318,973	$43,326	$637,337
Owner-occupied CRE	54,582	303,785	71,676	430,043
AG production	18,877	12,992	3,586	35,455
AG real estate	11,560	37,516	2,702	51,778
CRE investment	61,588	213,677	39,198	314,463
Construction & land development	41,119	38,106	10,435	89,660
Residential construction	36,357	638	-	36,995
Residential first mortgage	16,460	73,211	273,681	363,352
Residential junior mortgage	6,037	17,597	82,393	106,027
Retail & other	13,126	8,675	1,014	22,815
Total loans	$534,744	$1,025,170	$528,011	$2,087,925
Percent by maturity distribution	26%	49%	25%	100%
Fixed rate	$244,041	$916,753	$257,086	$1,417,880
Floating rate	290,703	108,417	270,925	670,045
Total	$534,744	$1,025,170	$528,011	$2,087,925
Fixed rate percent	46%	89%	49%	68%
Floating rate percent	54%	11%	51%	32%

Allowance for Loan Losses

In addition to the discussion that follows, accounting policies behind the allowance for loan losses are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures are included in Note 4, “Loans and Allowance for Loan Losses,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Credit risks within the loan portfolio are inherently different for each loan type as described under “Balance Sheet Analysis – Loans.” Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses.

The ALLL is established through a provision for loan losses charged to expense to appropriately provide for potential credit losses in the existing loan portfolio. Loans are charged against the ALLL when management believes that the collection of principal is unlikely. The level of the ALLL represents management’s estimate of an amount of reserves that provides for estimated probable credit losses in the loan portfolio at the balance sheet date. To assess the ALLL, an allocation methodology is applied by Nicolet which focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing and forecasted economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment; therefore, management considers the ALLL a critical accounting policy, as further discussed under “Critical Accounting Policies – Allowance for Loan Losses.”

Management allocates the ALLL by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve for the estimated shortfall is established for all loans determined to be impaired. The specific reserve in the ALLL is equal to the aggregate collateral or discounted cash flow shortfall calculated from the impairment analyses. For determining the appropriateness of the ALLL, management defines impaired loans as nonaccrual credit relationships over $250,000, all loans determined to be troubled debt restructurings (“restructured loans”), plus additional loans with impairment risk characteristics. Second, management allocates ALLL with historical loss rates by loan segment. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels on an annual basis. The lookback period on which the average historical loss rates are determined is a rolling 20-quarter (5 year) average. Lastly, management allocates ALLL to the remaining loan portfolio using the qualitative factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience of each loan segment. Management conducts its allocation methodology on both the originated loans and on the acquired loans separately to account for differences, such as different loss histories and qualitative factors, between the two segments.

Management performs ongoing intensive analyses of its loan portfolio to allow for early identification of customers experiencing financial difficulties, maintains prudent underwriting standards, understands the economy in its markets, and considers the trend of deterioration in loan quality in establishing the level of the ALLL.

In addition, various regulatory agencies periodically review the ALLL. These agencies may require the Company to make additions to the ALLL or may require that certain loan balances be charged off or downgraded into classified loan categories when their credit evaluations differ from those of management based on their judgments of collectability from information available to them at the time of their examination.

At December 31, 2017, the ALLL was $12.7 million compared to $11.8 million at December 31, 2016. The components of the ALLL are detailed further in Tables 8 and 9 below. Net charge-offs as a percent of average loans were 0.08% in 2017 compared to 0.02% in 2016. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, accrued interest, and related expenses. The level of the provision for loan losses is directly correlated to the assessment of the appropriateness of the allowance, including, but not limited to, consideration of the amount of net charge-offs, loan growth, levels of nonperforming loans, and trends in the risk profile of the loan portfolio.

The ratio of the ALLL as a percentage of period-end loans was 0.61% at December 31, 2017 and 0.75% at December 31, 2016. The ALLL to loans ratio is impacted by the accounting treatment of Nicolet’s bank acquisitions, which combined at their acquisition dates (from 2013 to 2017) added no ALLL to the numerator and $1.3 billion of loans into the denominator (with $351 million added in 2017). Remaining acquired loans were $844 million (40% of total loans) and $667 million (43% of total loans) at December 31, 2017 and 2016, respectively, with the $177 million increase a result of the loans added from the 2017 acquisition offset largely by amortization, refinances and payoffs. Events occurring in the acquired loan portfolio post acquisition, do result in the recording of an ALLL for this portfolio. At December 31, 2017, the $12.7 million ALLL was comprised of $2.1 million for acquired loans (0.25% of acquired loans) and $10.5 million for originated loans (0.85% of originated loans). In comparison, the $11.8 million ALLL at December 31, 2016 was comprised of $2.4 million for acquired loans (0.36% of acquired loans) and $9.4 million for originated loans (1.05% of originated loans). The change in the ALLL to loans ratio was driven by the increase in the denominator from the 2017 acquired loans.

Table 8: Loan Loss Experience
For the Years Ended December 31,
(dollars in thousands)

	2017	2016	2015	2014	2013
Allowance for loan losses:
Beginning balance	$11,820	$10,307	$9,288	$9,232	$7,120
Loans charged off:
Commercial & industrial	1,442	279	374	1,923	574
Owner-occupied CRE	—	108	229	470	1,936
AG production	—	—	—	—	—
AG real estate	—	—	—	—	—
CRE investment	—	—	50	—	992
Construction & land development	13	—	—	12	319
Residential construction	—	—	—	—	—
Residential first mortgage	8	80	84	218	156
Residential junior mortgage	72	57	111	81	190
Retail & other	69	60	35	39	71
Total loans charged off	1,604	584	883	2,743	4,238
Recoveries of loans previously charged off:
Commercial & industrial	38	26	36	55	40
Owner-occupied CRE	30	5	4	17	85
AG production	—	—	—	—	—
AG real estate	—	—	—	—	—
CRE investment	1	221	17	14	—
Construction & land development	—	—	—	—	15
Residential construction	—	—	—	—	—
Residential first mortgage	25	31	20	2	8
Residential junior mortgage	3	8	12	1	1
Retail & other	15	6	13	10	1
Total recoveries	112	297	102	99	150
Total net charge-offs	1,492	287	781	2,644	4,088
Provision for loan losses	2,325	1,800	1,800	2,700	6,200
Ending balance of ALLL	$12,653	$11,820	$10,307	$9,288	$9,232
Ratios:
ALLL to total loans	0.61%	0.75%	1.18%	1.05%	1.09%
ALLL to net charge-offs	848.1%	4,118.5%	1,319.7%	351.3%	225.8%
Net charge-offs to average loans	0.08%	0.02%	0.09%	0.31%	0.54%

The allocation of the ALLL for each of the past five years is based on Nicolet’s estimate of loss exposure by category of loans and is shown in Table 9. The largest portions of the ALLL were allocated to commercial & industrial loans and owner-occupied CRE loans combined, representing 59.6% and 57.5% of the ALLL at December 31, 2017 and 2016, respectively. Most notably since December 31, 2016, the increased allocations to commercial & industrial (from 33.2% to 39.0%), and the decreased allocations in owner-occupied CRE (from 24.3% to 20.6%) was largely the result of changes to allowance allocations in conjunction with changes in past due and loss histories and balance mix changes. The large $1.0 million charge-off in 2017 was an originated commercial & industrial loan. The remaining allocated ALLL balances were consistent with changes in outstanding loan balances at December 31, 2017.

Table 9: Allocation of the Allowance for Loan Losses

As of December 31,

(dollars in thousands)

	2017	% of Loan Type to Total Loans	2016	% of Loan Type to Total Loans	2015	% of Loan Type to Total Loans	2014	% of Loan Type to Total Loans	2013	% of Loan Type to Total Loans
ALLL allocation
Commercial & industrial	$4,934	30.5%	$3,919	27.3%	$3,721	33.6%	$3,191	32.7%	$1,798	29.9%
Owner-occupied CRE	2,607	20.6	2,867	23.0	1,933	21.1	1,230	20.7	766	22.1
AG production	129	1.7	150	2.2	85	1.7	53	1.6	18	1.7
AG real estate	296	2.5	285	2.9	380	4.9	226	4.8	59	4.4
CRE investment	1,388	15.1	1,124	12.5	785	9.0	511	9.3	505	10.7
Construction & land development	726	4.3	774	4.8	1,446	4.2	2,685	5.0	4,970	5.1
Residential construction	251	1.8	304	1.5	147	1.2	140	1.3	229	1.5
Residential first mortgage	1,609	17.4	1,784	19.1	1,240	17.6	866	18.0	544	18.2
Residential junior mortgage	488	5.1	461	5.8	496	5.9	337	5.9	321	5.8
Retail & other	225	1.0	152	0.9	74	0.8	49	0.7	22	0.6
Total ALLL	$12,653	100.0%	$11,820	100.0%	$10,307	100.0%	$9,288	100.0%	$9,232	100.0%
ALLL category as a percent of total ALLL:
Commercial & industrial	39.0%		33.2%		36.2%		34.4%		19.5%
Owner-occupied CRE	20.6		24.3		18.8		13.2		8.3
AG production	1.0		1.3		0.8		0.6		0.2
AG real estate	2.3		2.4		3.7		2.4		0.6
CRE investment	11.0		9.5		7.6		5.5		5.5
Construction & land development	5.7		6.5		14.0		28.9		53.8
Residential construction	2.0		2.6		1.4		1.5		2.5
Residential first mortgage	12.7		15.1		12.0		9.3		5.9
Residential junior mortgage	3.9		3.9		4.8		3.6		3.5
Retail & other	1.8		1.2		0.7		0.6		0.2
Total ALLL	100.0%		100.0%		100.0%		100.0%		100.0%

Nonperforming Assets

As part of its overall credit risk management process, management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $13.1 million (consisting of $3.3 million originated loans and $9.8 million acquired loans) at December 31, 2017, compared to $20.3 million (consisting of $0.3 million originated loans and $20.0 million acquired loans) at December 31, 2016. Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $14.4 million at December 31, 2017, compared to $22.3 million at December 31, 2016. OREO was $1.3 million at December 31, 2017, down from $2.1 million at year-end 2016, the majority of which is closed bank branch property. Nonperforming assets as a percent of total assets decreased to 0.49% at December 31, 2017 compared to 0.97% at December 31, 2016.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans totaled $13.6 million (0.7% of total loans) and $12.6 million (0.8% of total loans) at December 31, 2017 and 2016, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 10: Nonperforming Assets

As of December 31,

(dollars in thousands)

	2017	2016	2015	2014	2013
Nonaccrual assets:
Commercial & industrial	$6,016	$358	$204	$171	$68
Owner-occupied CRE	533	2,894	951	1,667	1,087
AG production	—	9	13	21	11
AG real estate	186	208	230	392	448
CRE investment	4,531	12,317	1,040	911	4,631
Construction & land development	—	1,193	280	934	1,265
Residential construction	80	260	—	—	—
Residential first mortgage	1,587	2,990	674	1,155	2,365
Residential junior mortgage	158	56	141	141	262
Retail & other	4	—	—	—	129
Total nonaccrual loans considered impaired	13,095	20,285	3,533	5,392	10,266
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	13,095	20,285	3,533	5,392	10,266
Commercial real estate owned	185	304	52	697	935
Construction & land development real estate owned	—	687	—	139	854
Residential real estate owned	70	29	—	630	198
Bank property real estate owned	1,039	1,039	315	500	—
OREO	1,294	2,059	367	1,966	1,987
Total nonperforming assets	$14,389	$22,344	$3,900	$7,358	$12,253
Performing troubled debt restructurings	$—	$—	$—	$3,777	$3,970
Ratios:
Nonperforming loans to total loans	0.63%	1.29%	0.40%	0.61%	1.21%
Nonperforming assets to total loans plus OREO	0.69%	1.42%	0.44%	0.83%	1.44%
Nonperforming assets to total assets	0.49%	0.97%	0.32%	0.61%	1.02%
ALLL to nonperforming loans	96.6%	58.3%	291.7%	172.3%	89.9%
ALLL to total loans	0.61%	0.75%	1.18%	1.05%	1.09%

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

Table 11: Foregone Loan Interest

For the Years Ended December 31,

(dollars in thousands)

	2017	2016	2015
Interest income in accordance with original terms	$1,405	$1,979	$429
Interest income recognized	(1,130)	(1,789)	(416)
Reduction in interest income	$275	$190	$13

Investment Securities Portfolio

The investment securities portfolio is intended to provide Nicolet with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to Nicolet. All securities are classified as available for sale (“AFS”) and are carried at fair value. In addition to the discussion that follows, the investment securities portfolio accounting policies are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures are included in Note 3, “Securities Available for Sale,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Table 12: Investment Securities Portfolio

As of December 31,

(dollars in thousands)

	2017			2016			2015
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. government agency securities	$26,586	$26,209	6%	$1,981	$1,963	1%	$287	$294	-%
State, county and municipals	186,128	184,044	46%	191,721	187,243	51%	104,768	105,021	61%
Mortgage-backed securities	157,705	155,532	38%	161,309	159,129	44%	61,600	61,464	36%
Corporate debt securities	36,387	36,797	9%	12,117	12,169	3%	1,140	1,140	1%
Equity securities	1,287	2,571	1%	2,631	4,783	1%	3,196	4,677	2%
Total securities AFS	$408,093	$405,153	100%	$369,759	$365,287	100%	$170,991	$172,596	100%

At December 31, 2017, the total fair value of investment securities was $405.2 million, up from $365.3 million at December 31, 2016, and represented 13.8% and 15.9% of total assets at December 31, 2017 and 2016, respectively. The $39.9 million increase since December 31, 2016 was largely attributable to securities acquired in the 2017 acquisition. At December 31, 2017, the securities portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity.

In addition to AFS securities, Nicolet had other investments of $14.8 million and $17.5 million at December 31, 2017 and 2016, respectively, consisting of capital stock in the Federal Reserve, Federal Agricultural Mortgage Corporation, and the Federal Home Loan Bank (“FHLB”) (required as members of the Federal Reserve Bank System and the FHLB System), and to a lesser degree equity investments in other private companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus not liquid, have no ready market or quoted market value, and are carried at cost. The remaining investments have no quoted market prices, and are carried at cost less other than temporarily impaired (“OTTI”) charges, if any. These other investments are evaluated periodically for impairment, considering financial condition and other available relevant information. A $0.5 million OTTI charge was recorded in fourth quarter 2016 related to a private company equity investment based on circumstances arising at year end which management determined would likely impact the future earning capacity of the underlying operating company. There were no OTTI charges recorded in 2017.

Table 13: Investment Securities Portfolio Maturity Distribution (1)

As of December 31, 2017

(dollars in thousands)

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related and Equity Securities		Total Amortized Cost		Total Fair Value
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount

U.S. government agency securities	$—	—%	$10,480	2.4%	$16,106	2.4%	$—	—%	$—	—%	$26,586	2.4%	$26,209
State, county and municipals	18,990	2.6	68,347	2.7	98,496	2.5	295	2.8	—	—	186,128	2.6	184,044
Mortgage-backed securities	—	—	—	—	—	—	—	—	157,705	2.9	157,705	2.9	155,532
Corporate debt securities	—	—	19,204	3.7	10,197	3.1	6,986	5.8	—	—	36,387	3.9	36,797
Equity securities	—	—	—	—	—	—	—	—	1,287	0.0	1,287	0.0	2,571
Total amortized cost	$18,990	2.6%	$98,031	2.9%	$124,799	2.5%	$7,281	5.7%	$158,992	2.9%	$408,093	2.8%	$405,153
Total fair value and carrying value	$18,969		$97,683		$122,727		$7,671		$158,103				$405,153
	5%		24%		30%		2%		39%				100%

(1)	The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 35% adjusted for the disallowance of interest expense.

Deposits

Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include competitive deposit product features, price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Additional disclosures on deposits are included in Note 8, “Deposits,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Table 14: Deposits

At December 31,

(dollars in thousands)

	2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Demand	$631,831	25.6%	$482,300	24.5%	$226,554	21.5%
Money market and NOW accounts	1,222,401	49.5	964,509	49.0	486,677	46.1
Savings	269,922	10.9	221,282	11.2	136,733	12.9
Time	346,910	14.0	301,895	15.3	206,453	19.5
Total deposits	$2,471,064	100.0%	$1,969,986	100.0%	$1,056,417	100.0%
Brokered transaction accounts	$76,141	3.1%	$-	-%	$-	-%
Brokered time deposits	44,645	1.8	20,868	1.1	26,698	2.5
Total brokered deposits	$120,786	4.9%	$20,868	1.1%	$26,698	2.5%

Total deposits were $2.5 billion at December 31, 2017, an increase of $501 million or 25% over December 31, 2016; however, excluding the impact of $375 million deposits added at acquisition in 2017, deposits grew 6%. Brokered deposits increased to 4.9% of total deposits primarily due to the 2017 acquisition. On average, deposits grew $587 million or 36% between 2017 and 2016, and the mix of deposits changed (as detailed in Table 15 below).

Table 15: Average Deposits

For the Years Ended December 31,

(dollars in thousands)

	2017 Average		2016 Average		2015 Average
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Demand	$545,908	24.5%	$383,146	23.4%	$211,624	20.7%
Money market and NOW accounts	1,016,221	45.6	776,756	47.3	455,344	44.6
Savings	254,961	11.4	193,933	11.8	126,894	12.4
Time	292,084	13.1	259,730	15.8	197,862	19.4
Brokered	119,234	5.4	28,329	1.7	29,431	2.9
Total	$2,228,408	100.0%	$1,641,894	100.0%	$1,021,155	100.0%

Table 16: Maturity Distribution of Certificates of Deposit of $100,000 or More

At December 31,

(dollars in thousands)

	2017	2016	2015
3 months or less	$21,847	$19,058	$6,856
Over 3 months through 6 months	15,552	11,428	5,733
Over 6 months through 12 months	40,226	31,569	19,319
Over 12 months	54,319	59,208	58,934
Total	$131,944	$121,263	$90,842

Other Funding Sources

Other funding sources include short-term borrowings (zero at both December 31, 2017 and 2016) and long-term borrowings (totaling $78.0 million and $37.6 million at December 31, 2017 and 2016, respectively). Short-term borrowings consist mainly of customer repurchase agreements maturing in less than nine months or federal funds purchased. Long-term borrowings include FHLB advances, junior subordinated debentures (largely qualifying as Tier 1 capital for regulatory purposes given their long maturity dates, even though they are redeemable in whole or in part at par), and subordinated debt (issued in 2015 with 10-year maturities, callable on or after the fifth anniversary date of their respective issuance dates, and qualifying as Tier 2 capital for regulatory purposes). The interest on all long-term borrowings is current, and while the various junior subordinated debentures are callable at par plus any accrued but unpaid interest, there are no current plans to redeem these debentures early. See Note 9, “Notes Payable,” Note 10, “Junior Subordinated Debentures,” and Note 11, “Subordinated Notes” of the Notes to Consolidated Financial Statements under Part II, Item 8 for additional details.

Additional funding sources at December 31, 2017 consist of a $10 million available and unused line of credit at the holding company, $158 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $125 million, and borrowing capacity in the brokered deposit market.

Off-Balance Sheet Obligations

As of December 31, 2017 and 2016, Nicolet had the following lending-related commitments that did not appear on its balance sheet:

Table 17: Commitments

As of December 31,

(dollars in thousands)

	2017	2016
Commitments to extend credit	$680,307	$554,980
Financial standby letters of credit	8,783	12,444
Performance standby letters of credit	9,080	4,898

Interest rate lock commitments to originate residential mortgage loans held for sale (included above in commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments and represented $28.0 million and $1.8 million, respectively, at December 31, 2017.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Further information and discussion of these commitments is included in Note 16, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, under Part II, Item 8.

Contractual Obligations

Nicolet is party to various contractual obligations requiring the use of funds as part of its normal operations. The table below outlines principal amounts and timing of these contractual obligations. The amounts presented below exclude amounts due for interest, if applicable, and include any unamortized premiums / discounts or other similar carrying value adjustments. Most of these obligations are routinely refinanced into similar replacement obligations. However, renewal of these obligations is dependent on the ability to procure competitive interest rates, liquidity needs, availability of collateral for pledging purposes supporting the long-term advances, or other borrowing alternatives.

Table 18: Contractual Obligations
As of December 31, 2017
(dollars in thousands)

	Note	Maturity by Years
	Reference	Total	1 or less	1-3	3-5	Over 5
Junior subordinated debentures	10	$29,616	$—	$—	$—	$29,616
Subordinated notes	11	11,921	—	—	—	11,921
Notes payable	9	36,509	1,019	10,000	25,490	—
Operating leases	5	6,512	1,264	2,445	1,754	1,049
Total long-term contractual obligations		$84,558	$2,283	$12,445	$27,244	$42,586

Liquidity

Liquidity management refers to the ability to ensure that cash is available in a timely and cost-effective manner to meet cash flow requirements of depositors and borrowers and to meet other commitments as they fall due, including the ability to pay dividends to shareholders, service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements.

Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; repayment and maturity of loans; maturing investments and investments sales; and procurement of brokered deposits. All investment securities are classified as available for sale and are reported at fair value on the consolidated balance sheet. At December 31, 2017, approximately 35% of the $405.2 million investment securities carrying value was pledged to secure public deposits and short-term borrowings, as applicable, and for other purposes as required by law. Other funding sources available include the ability to procure short-term borrowings, federal funds purchased, and long-term borrowings (such as FHLB advances).

Dividends from the Bank represent a significant source of cash flow for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds, as more fully described in “Business—Regulation of the Bank – Payment of Dividends” and in Note 19, “Regulatory Capital Requirements and Restrictions of Dividends,” in the Notes to the Consolidated Financial Statements under Part II, Item 8. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.

Cash and cash equivalents at December 31, 2017 and 2016 were approximately $154.9 million and $129.1 million, respectively. The increased cash and cash equivalents for 2017 when compared to historical levels was predominantly due to strong customer deposit growth. The $25.8 million increase in cash and cash equivalents since year end 2016 included $40.7 million net cash provided by operating activities and $136.1 million from financing activities (mostly due strong deposit growth), exceeding the $151.0 million net cash used in investing activities (primarily from strong loan growth). Nicolet’s liquidity resources were sufficient as of December 31, 2017 to fund loans, accommodate deposit trends and cycles, and to meet other cash needs as necessary.

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

Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at December 31, 2017 and 2016, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 19 below. The results were within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.

Table 19: Interest Rate Sensitivity

	December 31, 2017	December 31, 2016
200 bps decrease in interest rates	(1.0)%	(1.7)%
100 bps decrease in interest rates	(0.2)%	(0.8)%
100 bps increase in interest rates	(0.1)%	(0.6)%
200 bps increase in interest rates	(0.2)%	(1.1)%

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

Capital balances and changes in capital are presented in the Consolidated Statements of Changes in Stockholders’ Equity in Part II, Item 8. Further discussion of capital components is included in Note 14, “Stockholders’ Equity,” and a summary of dividend restrictions, as well as regulatory capital amounts and ratios for Nicolet and the Bank is presented in Note 19, “Regulatory Capital Requirements and Restrictions of Dividends” of the Notes to Consolidated Financial Statements under Part II, Item 8.

At December 31, 2017, Nicolet’s total capital was $364.2 million, compared to $275.9 million at year-end 2016. The increase in total equity since year-end 2016 was mostly due to stock issued in connection with the 2017 acquisition and net income. Common equity to total assets at December 31, 2017 was 12.4%, up from 12.0% at December 31, 2016, and continues to reflect capacity to capitalize on opportunities. Book value per common share increased to $37.09 at year end 2017, up 15% over $32.26 at year end 2016. Common shares outstanding increased 1.3 million to 9.8 million at December 31, 2017 as the Company issued 1.3 million shares of common stock (for common stock consideration of $62.2 million) in connection with the acquisition of First Menasha on April 28, 2017.

As shown in Table 20, the Company’s regulatory capital ratios remain well above minimum regulatory ratios. Also, at December 31, 2017, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. For a discussion of the regulatory restrictions applicable to the Company and the Bank, see section “Business-Regulation of Nicolet” and “Business-Regulation of the Bank,” included within Part I, Item 1.

Table 20: Capital

	December 31, 2017	December 31, 2016
Company:
Total risk-based capital	$299,043	$249,723
Tier 1 risk-based capital	274,469	226,018
Common equity Tier 1 capital	245,214	202,313
Total capital ratio	12.8%	13.9%
Tier 1 capital ratio	11.8%	12.5%
Common equity tier 1 capital ratio	10.5%	11.2%
Tier 1 leverage ratio	10.0%	10.3%
Bank:
Total risk-based capital	$267,165	$217,682
Tier 1 risk-based capital	254,512	205,862
Common equity Tier 1 capital	254,512	205,862
Total capital ratio	11.5%	12.1%
Tier 1 capital ratio	10.9%	11.4%
Common equity tier 1 capital ratio	10.9%	11.4%
Tier 1 leverage ratio	9.3%	9.4%

In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. In early 2014, a common stock repurchase program was authorized and with subsequent modifications through December 31, 2017, the Board has authorized the use of up to $30 million to repurchase up to 1,050,000 shares of Nicolet common stock as an alternative use of capital. During 2017, $10.0 million was used to repurchase and cancel approximately 188,600 shares at a weighted average price per share of $52.87 including commissions, bringing the life-to-date totals through December 31, 2017, to $24.1 million used to repurchase and cancel just over 700,000 shares at a weighted average price per share of $34.12 including commissions. Subsequently, on February 20, 2018, the stock repurchase program was further modified, adding $12 million more to repurchase up to 200,000 shares of outstanding common stock. Including this subsequent modification, the Board has authorized the Company the use of up to $42 million to repurchase and cancel 1,250,000 shares of Nicolet common stock.

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

Fourth Quarter 2017 Results

Nicolet recorded net income of $9.1 million for the fourth quarter of 2017, or $0.88 for diluted earnings per common share, compared to $6.1 million, or $0.68, respectively for the fourth quarter of 2016. Between the comparable quarters, net income was up 50%, while diluted weighted average shares were up 16%, resulting in a 29% increase in diluted earnings per common share. See Table 21 for selected quarterly information.

Taxable equivalent net interest income for the fourth quarter of 2017 was $27.1 million, compared to $20.6 million for the same quarter of 2016. Positive changes from balance sheet volume added $6.4 million to net interest income and were predominantly due to the First Menasha merger and organic loan growth, while favorable changes in rates added $0.1 million to net interest income. The net interest margin between the comparable quarters was up 16 bps to 4.21% in the fourth quarter of 2017, comprised of an 8 bps higher interest rate spread (to 4.01%, as the yield on earning assets increased 30 bps and the rate on interest-bearing liabilities increased 22 bps) and an 8 bps higher contribution from net free funds (mainly from higher noninterest-bearing deposits).

Average interest-earning assets were $2.5 billion for the fourth quarter of 2017 compared to $2.0 billion for the fourth quarter of 2016, mainly due to a $507 million increase in average loans. The mix of earning assets shifted from 78% in loans and 22% in nonloan earning assets (including a higher proportion of low interest earning cash assets) to 82% in average loans and 18% in nonloan earning assets for fourth quarter 2017. On the funding side, average interest-bearing deposits were up $305 million, average demand deposits increased $148 million, and average short and long-term funding balances increased $45 million.

The provision for loan losses was $0.5 million for both fourth quarter periods, while net charge-offs were $0.4 million for fourth quarter 2017 and $0.1 million for fourth quarter 2016.

Noninterest income for the fourth quarter of 2017 increased $0.7 million (9%) to $8.6 million versus the fourth quarter of 2016. Net loss on sale, disposal or write-down of assets was $0.5 million for fourth quarter 2016 due to an OTTI charge on a private company equity investment, compared to minimal amounts for fourth quarter 2017, for a $0.5 million favorable variance between quarters. Other increases were primarily commensurate with the larger volumes due to the 2017 acquisition, notably card interchange income increased $0.3 million, service charges on deposits increased $0.2 million, and trust fees increased $0.2 million. Partially offsetting these increases was a $0.4 million reduction in mortgage income, net due to lower secondary mortgage production.

On a comparable quarter basis, noninterest expense increased $3.5 million (19%) to $21.9 million in the fourth quarter of 2017. Personnel expense of $12.1 million, increased $2.8 million (30%) over fourth quarter 2016, primarily due to higher equity awards and merit increases, as well as the larger workforce after the 2017 acquisition (with full-time equivalent employees up 11% between December 31, 2017 and 2016). All nonpersonnel expense categories combined were up $0.7 million, primarily commensurate with the larger operating base after the 2017 acquisition, but most notably occupancy up $0.7 million and data processing up $0.3 million, partially offset by a reduction in other expense of $0.4 million due to merger-based expenses incurred in fourth quarter 2016 (versus none in fourth quarter 2017).

For the fourth quarter of 2017, Nicolet recognized income tax expense of $3.7 million with an effective tax rate of 28.6%, compared to income tax expense of $2.9 million with an effective tax rate of 32.4% for the fourth quarter of 2016. The change in income tax was attributable to the level of pretax income between the comparable quarters, as well as the impact of two new tax items: (1) the adoption of a new accounting standard in 2017 which requires the tax impact of stock option exercises to be recorded as an adjustment to income tax expense and (2) the tax law change in December 2017 which lowered the corporate tax rate. The first tax item reduced income tax expense $1.7 million in fourth quarter 2017, primarily due to large option exercises during the period, while the second tax item increased income tax expense $0.9 million. Additional information on income taxes, including the new tax items, is also included in “Income Taxes,” and Note 15, “Income Taxes” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Selected Quarterly Financial Data

The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2017 and 2016.

Table 21: Selected Quarterly Financial Data
(dollars in thousands, except per share data)

	2017 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$29,836	$29,454	$26,880	$23,083
Interest expense	3,329	3,063	2,353	1,766
Net interest income	26,507	26,391	24,527	21,317
Provision for loan losses	450	975	450	450
Noninterest income	8,621	10,164	9,085	6,769
Noninterest expense	21,858	20,862	20,313	18,323
Net income attributable to Nicolet Bankshares, Inc.	9,103	9,511	8,328	6,208
Net income available to common shareholders	9,103	9,511	8,328	6,208
Basic earnings per common share*	0.93	0.97	0.88	0.72
Diluted earnings per common share*	$0.88	$0.91	$0.83	$0.69

	2016 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$21,892	$22,795	$18,351	$12,429
Interest expense	1,868	1,891	1,885	1,690
Net interest income	20,024	20,904	16,466	10,739
Provision for loan losses	450	450	450	450
Noninterest income	7,894	8,532	6,370	3,878
Noninterest expense	18,386	19,019	17,519	10,018
Net income attributable to Nicolet Bankshares, Inc.	6,087	6,464	3,257	2,654
Net income available to common shareholders	6,087	6,217	2,983	2,542
Basic earnings per common share*	0.71	0.72	0.41	0.61
Diluted earnings per common share*	$0.68	$0.69	$0.39	$0.57

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

2016 Compared to 2015

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

The timing of the 2016 Baylake merger analytically explains most of the increase in certain average balances and income statement line items, while the timing of the financial advisors acquisition mostly impacts brokerage fee income, personnel expense and certain other expense between 2016 and 2015. Key factors contributing to the 2016 versus 2015 results are discussed below.

•	Net interest income was $68.1 million for 2016, an increase of $26.7 million or 65% compared to 2015. The improvement was primarily the result of favorable volume variances, driven by the addition of Baylake net interest-earning assets, and net favorable rate variances, predominantly from lower cost of funds. The earning asset yield was 4.44% for 2016 and 4.54% for 2015, influenced mainly by the earning asset mix, with more balances in lower-yielding assets. Loans, investments and other interest-earning assets (mostly low-earning cash) represented 78%, 17% and 5% of average earning assets, respectively for 2016, compared to 82%, 15% and 3%, respectively, for 2015. The cost of funds was 0.56% for 2016, 28 bps lower than 2015, driven by a lower cost of deposits between the years. As a result, the interest rate spread was 3.88% for 2016, 18 bps higher than 2015. The net interest margin was 4.01% for 2016 compared to 3.88% for 2015, with a lower contribution from net free funds partly offsetting the increase in interest rate spread. Tables 1, 2, and 3 show additional average balance sheet, net interest income, and net interest margin information.

•	Loans were $1.6 billion at December 31, 2016, up $0.7 billion or 78% over December 31, 2015; however, excluding the impact of the $0.7 billion loans added at acquisition in 2016, loans were essentially unchanged (up 0.1%) with underlying organic growth replacing acquired loan run off. Average loans were $1.3 billion in 2016 yielding 5.11%, compared to $884 million in 2015 yielding 5.12%, a 52% increase in average balances. The minimal change in loan yield was due to downward pressure on rates of new and renewing loans in the 2016 competitive rate environment offset by $3.9 million higher aggregate discount accretion on acquired loans between 2016 and 2015. Table 6 shows additional information on loans.

•

Total deposits were $2.0 billion at December 31, 2016, up $0.9 billion or 86% over December 31, 2015. Excluding the impact of the $0.8 billion deposits added at acquisition in 2016, deposits grew 8.7%. Between 2016 and 2015, average deposits were up $0.6 billion or 61%, with noninterest-bearing deposits representing 23% and 21% of total deposits for 2016 and 2015, respectively. Interest-bearing deposits cost 0.41% for 2016 and 0.64% for 2015 benefiting from deposit product rate changes in December 2015 and inclusion of Baylake deposits carrying a lower overall cost. Tables 14, 15, and 16 show additional information on deposits.

•	The most notable capital-related actions in 2016 were: 1) on February 24, 2016, Nicolet’s common stock moved off the OTCBB and began trading on the Nasdaq Capital Market under the trading symbol “NCBS”, 2) the April 2016 issuance of common stock in connection with the Baylake merger and acquisition of a financial advisor business, 3) the September 2016 redemption of the final $12.2 million of its preferred stock, and 4) common stock repurchases. The most notable capital-related actions in 2015 were: 1) the issuance of $12 million in 5% fixed rate, 10-year subordinated debt during the first half of 2015 (which qualifies as Tier 2 regulatory capital), 2) the September 2015 partial redemption of $12.2 million, or half, of its preferred stock at par, and 3) common stock repurchases.

•	Asset quality measures remained strong, despite some elevation in nonperforming assets due to assets acquired in the Baylake merger. Nonperforming assets were $22.3 million (or 0.97% of total assets) at December 31, 2016, compared to the pre-merger level of $3.9 million (or 0.32% of assets) at December 31, 2015. For 2016, the provision for loan losses was $1.8 million, exceeding net charge-offs of $0.3 million, versus provision of $1.8 million and net charge-offs of $0.8 million for 2015. The ALLL was $11.8 million at December 31, 2016 (representing 0.75% of loans), compared to $10.3 million (representing 1.18% of loans) at December 31, 2015. The decline in the ratio of the ALLL to loans resulted from recording the Baylake loan portfolio at fair value with no carryover of its allowance at the time of the merger. Tables 8, 9, 10, and 11 show additional information on asset quality measures.

•	Noninterest income was $26.7 million (including $0.1 million of net gain on sale, disposal or write-down of assets), compared to $17.7 million for 2015 (including $1.7 million of net gain on sale, disposal or write-down of assets). Removing these net gains, noninterest income was up $10.6 million or 67%, with increases in all line items, except rental income, aided largely by the 2016 acquisitions and higher volumes over a broader geographic footprint. The most notable increase over prior year was brokerage fee income (up $3.0 million or 441%), directly related to the 2016 financial advisor business acquisition. Net mortgage income was up $2.2 million or 69% due to gains on increased volumes and higher servicing fees related to the acquired servicing portfolio. Card interchange income grew $1.6 million on higher volume and activity between the years. Service charges on deposit accounts increased $1.2 million or 52% from higher overdraft activity and the higher number transaction accounts. Other income was up $1.7 million, mostly attributable to income from equity in UFS, a data processing company interest acquired in the Baylake merger (up $1.0 million). Table 4 shows additional noninterest income information.

•	Noninterest expense was $64.9 million (which included $1.3 million direct merger-related expenses and a non-recurring $1.7 million lease termination charge), compared to $39.6 million for 2015 (which included $0.8 million merger-related expenses). Removing these noted merger-related and lease charge expenses from both years, noninterest expense was up approximately $23.1 million or 59%, commensurate with the larger operating base and timing of the 2016 acquisitions. Personnel expense was $34.0 million for 2016, up $11.5 million or 51.1% over 2015. In addition to merit increases, higher overtime and higher incentives and equity award costs between the years, salaries and benefits increased largely due to the 48% increase in average full-time equivalent employees from the 2016 acquisitions. Additionally, the $2.4 million increase in intangibles amortization was exclusively attributable to the 2016 acquisitions, and $0.2 million in other expenses was related to the in-process implementation of a customer relationship management system. Table 5 shows additional noninterest expense information.

Critical Accounting Policies

The consolidated financial statements of Nicolet are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the consolidated financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the valuation of loan acquisition transactions, as well as the determination of the allowance for loan losses and income taxes and, therefore, are critical accounting policies. The critical accounting policies are discussed directly with Nicolet’s Audit Committee. In addition to the discussion that follows, these critical accounting policies are further described in Note 1, “Nature of Business and Significant Accounting Policies,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Business Combinations and Valuation of Loans Acquired in Business Combinations

We account for acquisitions under Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities, where it was not possible to estimate the acquisition date fair value upon consummation. Management finalized the fair values of acquired assets and assumed liabilities within this 12-month period and management currently considers such values to be the Day 1 Fair Values for the acquisition transactions.

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

In determining the Day 1 Fair Values of acquired loans, management calculates a nonaccretable difference (the credit mark component of the acquired loans) and an accretable difference (the market rate or yield component of the acquired loans). The nonaccretable difference is the difference between the undiscounted contractually required payments and the undiscounted cash flows expected to be collected in accordance with management’s determination of the Day 1 Fair Values. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses; while subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, and nonaccretable difference which would have a positive impact on interest income.

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

The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at December 31, 2017. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements.

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

Nicolet files a consolidated federal income tax return and a combined state income tax return (both of which include Nicolet and its wholly owned subsidiaries). Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the companies that incur federal tax liabilities. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax law rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through provision for income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Nicolet may also recognize a liability for unrecognized tax benefits from uncertainty in income taxes. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Penalties related to unrecognized tax benefits are classified as income tax expense.

Future Accounting Pronouncements

Recent accounting pronouncements adopted are included in Note 1, “Nature of Business and Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging transactions. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact of the new guidance on its consolidated financial statements, and it is not expected to have a significant impact on its consolidated financial statements because the Company does not have any significant derivatives and does not currently apply hedge accounting to derivatives.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718). ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718 to the modification to the terms and conditions of a share-based payment award. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company has determined the new guidance will not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows to reduce diversity in practice. The amendment requires that a statement of cash flow explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be include in cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the statement of cash flow. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendment retrospectively to each period presented. Upon adoption, the new guidance will result in a slight change in presentation and an immaterial impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on specific cash flow issues, including: debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies, and distributions received from equity method investees. The amendments are effective for public business entities for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. The Company has determined the new guidance will not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments intended to improve the financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company expects to adopt the new accounting standard in 2020, as required, and is currently assessing the impact of the new guidance on its consolidated financial statements. A cross-functional team has been established to assess and implement the new standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle of the guidance is a lessee should recognize the assets and liabilities that arise from leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new standard will require both types of leases to be recognized on the balances sheet. The updated guidance is effective for annual reporting periods beginning after December 15, 2018. Early application is permitted. The Company will adopt the new accounting standard in 2019, as required, and is currently assessing the impact of the new guidance on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment also requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities are required to apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. Upon adoption in the first quarter of 2018, the Company will recognize a cumulative-effect adjustment of approximately $1.3 million for the unrealized gain on equity securities.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company will adopt the new accounting standard in 2018, as required, and has determined the new guidance will not have a material impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For additional disclosure, see section, “Interest Rate Sensitivity Management,” of the Management’s Discussion and Analysis of Financial Condition and Results of Operation under Part II, Item 7.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NICOLET BANKSHARES, INC.

Consolidated Balance Sheets

December 31,

(In thousands, except share and per share data)	2017	2016
Assets
Cash and due from banks	$86,191	$68,056
Interest-earning deposits	68,008	60,320
Federal funds sold	734	727
Cash and cash equivalents	154,933	129,103
Certificates of deposit in other banks	1,746	3,984
Securities available for sale (“AFS”), at fair value	405,153	365,287
Other investments	14,837	17,499
Loans held for sale	4,666	6,913
Loans	2,087,925	1,568,907
Allowance for loan losses	(12,653)	(11,820)
Loans, net	2,075,272	1,557,087
Premises and equipment, net	47,151	45,862
Bank owned life insurance (“BOLI”)	64,453	54,134
Goodwill and other intangibles, net	128,406	87,938
Accrued interest receivable and other assets	35,816	33,072
Total assets	$2,932,433	$2,300,879

Liabilities and Stockholders’ Equity
Liabilities:
Demand	$631,831	$482,300
Money market and NOW accounts	1,222,401	964,509
Savings	269,922	221,282
Time	346,910	301,895
Total deposits	2,471,064	1,969,986
Notes payable	36,509	1,000
Junior subordinated debentures	29,616	24,732
Subordinated notes	11,921	11,885
Accrued interest payable and other liabilities	18,444	16,911
Total liabilities	2,567,554	2,024,514

Stockholders’ Equity:
Common stock	98	86
Additional paid-in capital	263,835	209,700
Retained earnings	102,391	68,888
Accumulated other comprehensive loss	(2,146)	(2,727)
Total Nicolet Bankshares, Inc. stockholders’ equity	364,178	275,947
Noncontrolling interest	701	418
Total stockholders’ equity and noncontrolling interest	364,879	276,365
Total liabilities, noncontrolling interest and stockholders’ equity	$2,932,433	$2,300,879

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	-	-
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	9,818,247	8,553,292
Common shares issued	9,849,167	8,596,241

See Accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC.

Consolidated Statements of Income

Years Ended December 31,

(In thousands, except share and per share data)	2017	2016	2015
Interest income:
Loans, including loan fees	$100,541	$69,425	$45,638
Investment securities:
Taxable	4,728	3,029	1,460
Tax-exempt	2,360	1,686	1,056
Other interest income	1,624	1,327	443
Total interest income	109,253	75,467	48,597
Interest expense:
Money market and NOW accounts	4,207	2,385	2,260
Savings and time deposits	3,479	2,759	2,930
Notes payable	406	239	648
Junior subordinated debentures	1,783	1,315	881
Subordinated notes	636	636	494
Total interest expense	10,511	7,334	7,213
Net interest income	98,742	68,133	41,384
Provision for loan losses	2,325	1,800	1,800
Net interest income after provision for loan losses	96,417	66,333	39,584
Noninterest income:
Service charges on deposit accounts	4,604	3,571	2,348
Mortgage income, net	5,361	5,494	3,258
Trust services fee income	6,031	5,435	4,822
Brokerage fee income	5,736	3,624	670
Card interchange income	4,646	3,167	1,566
BOLI income	1,778	1,284	996
Rent income	1,146	1,090	1,156
Investment advisory fees	464	452	408
Gain on sale, disposal or write-down of assets, net	2,029	54	1,726
Other income	2,844	2,503	758
Total noninterest income	34,639	26,674	17,708
Noninterest expense:
Personnel	44,458	34,030	22,523
Occupancy, equipment and office	13,308	10,276	6,928
Business development and marketing	4,700	3,488	2,244
Data processing	8,715	6,370	3,565
FDIC assessments	787	911	615
Intangibles amortization	4,695	3,458	1,027
Other expense	4,693	6,409	2,746
Total noninterest expense	81,356	64,942	39,648
Income before income tax expense	49,700	28,065	17,644
Income tax expense	16,267	9,371	6,089
Net income	33,433	18,694	11,555
Less: Net income attributable to noncontrolling interest	283	232	127
Net income attributable to Nicolet Bankshares, Inc.	33,150	18,462	11,428
Less: Preferred stock dividends	-	633	212
Net income available to common shareholders	$33,150	$17,829	$11,216
Earnings per common share:
Basic	$3.51	$2.49	$2.80
Diluted	$3.33	$2.37	$2.57
Weighted average common shares outstanding:
Basic	9,439,951	7,158,367	4,003,988
Diluted	9,958,160	7,513,971	4,362,213

See Accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income

Years Ended December 31,

(In thousands)	2017	2016	2015
Net income	$33,433	$18,694	$11,555
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses) arising during the period	2,752	(5,999)	540
Reclassification adjustment for net gains included in net income	(1,220)	(78)	(625)
Income tax (expense) benefit	(598)	2,370	34
Total other comprehensive income (loss), net of tax	934	(3,707)	(51)
Comprehensive income	$34,367	$14,987	$11,504

See Accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2017, 2016 and 2015

	Nicolet Bankshares, Inc. Stockholders’ Equity
(In thousands)	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance, December 31, 2014	$24,400	$41	$45,693	$39,843	$1,031	$59	$111,067
Comprehensive income:
Net income	-	-	-	11,428	-	127	11,555
Other comprehensive loss	-	-	-	-	(51)	-	(51)
Stock compensation expense	-	-	1,202	-	-	-	1,202
Exercise of stock options, net, including income tax benefit of $175	-	4	1,543	-	-	-	1,547
Tax impact of stock-based compensation	-	-	986	-	-	-	986
Issuance of common stock	-	-	174	-	-	-	174
Purchase and retirement of common stock	-	(3)	(4,378)	-	-	-	(4,381)
Redemption of preferred stock	(12,200)	-	-	-	-	-	(12,200)
Preferred stock dividends	-	-	-	(212)	-	-	(212)
Balance, December 31, 2015	$12,200	$42	$45,220	$51,059	$980	$186	$109,687
Comprehensive income:
Net income	-	-	-	18,462	-	232	18,694
Other comprehensive loss	-	-	-	-	(3,707)	-	(3,707)
Stock compensation expense	-	-	1,608	-	-	-	1,608
Exercise of stock options, net, including income tax benefit of $335	-	-	1,760	-	-	-	1,760
Issuance of common stock in acquisitions, net of capitalized issuance costs of $260	-	44	164,991	-	-	-	165,035
Equity awards assumed in acquisition	-	-	1,182	-	-	-	1,182
Issuance of common stock	-	1	139	-	-	-	140
Purchase and retirement of common stock	-	(1)	(5,200)	-	-	-	(5,201)
Redemption of preferred stock	(12,200)	-	-	-	-	-	(12,200)
Preferred stock dividends	-	-	-	(633)	-	-	(633)
Balance, December 31, 2016	$-	$86	$209,700	$68,888	$(2,727)	$418	$276,365
Comprehensive income:
Net income	-	-	-	33,150	-	283	33,433
Other comprehensive income	-	-	-	-	934	-	934
Stock compensation expense	-	-	3,064	-	-	-	3,064
Exercise of stock options, net (See Note 1)	-	2	3,799	-	-	-	3,801
Issuance of common stock in acquisitions, net of capitalized issuance costs of $186	-	13	62,047	-	-	-	62,060
Issuance of common stock	-	-	229	-	-	-	229
Purchase and retirement of common stock	-	(3)	(15,004)	-	-	-	(15,007)
Reclassification of stranded tax effects in accumulated other comprehensive income (See Note 1)	-	-	-	353	(353)	-	-
Balance, December 31, 2017	$-	$98	$263,835	$102,391	$(2,146)	$701	$364,879

See Accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC.

Consolidated Statements of Cash Flows

Years Ended December 31,

(In thousands)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$33,433	$18,694	$11,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	7,067	5,132	3,322
Provision for loan losses	2,325	1,800	1,800
Provision for deferred taxes	6,962	2,966	1,589
Increase in cash surrender value of life insurance	(1,778)	(1,284)	(996)
Stock compensation expense	3,064	1,608	1,202
Gain on sale, disposal or write-down of assets, net	(2,029)	(54)	(1,726)
Gain on sale of loans held for sale, net	(4,777)	(5,248)	(3,046)
Proceeds from sale of loans held for sale	222,879	255,704	178,295
Origination of loans held for sale	(219,696)	(252,771)	(172,657)
Income from branch sale, net	-	-	(122)
Net change in:
Accrued interest receivable and other assets	(5,360)	301	(1,995)
Accrued interest payable and other liabilities	(1,377)	(2,042)	(2,170)
Net cash provided by operating activities	40,713	24,806	15,051

Cash Flows From Investing Activities:
Net decrease in certificates of deposit in other banks	2,238	1,432	6,969
Purchases of securities AFS	(63,117)	(82,448)	(41,419)
Proceeds from sales of securities AFS	10,798	31,442	13,929
Proceeds from calls and maturities of securities AFS	47,569	35,641	22,175
Net (increase) decrease in loans	(160,624)	2,805	(6,179)
Purchases of other investments	(3,320)	(3,447)	(70)
Proceeds from sales of other investments	6,678	-	-
Net increases in premises and equipment	(3,737)	(4,051)	(1,181)
Proceeds from sales of premises and equipment	1,719	3	376
Proceeds from sales of other real estate and other assets	1,724	1,999	3,632
Purchase of BOLI	-	(20,000)	-
Proceeds from redemption of BOLI	-	21,549	-
Net cash used in branch sale	-	-	(19,865)
Net cash received in business combinations	9,119	66,517	-
Net cash provided (used) by investing activities	(150,953)	51,442	(21,633)

Cash Flows From Financing Activities:
Net increase in deposits	126,782	91,236	30,508
Net decrease in short-term borrowings	-	(49,087)	-
Proceeds from notes payable	30,000	-	-
Repayments of notes payable	(9,549)	(56,519)	(5,763)
Proceeds from issuance of subordinated notes, net	-	-	11,820
Capitalized issuance costs, net	(186)	(260)	-
Purchase and retirement of common stock	(15,007)	(5,201)	(4,381)
Proceeds from issuance of common stock, net	4,030	1,900	1,721
Redemption of preferred stock	-	(12,200)	(12,200)
Cash dividends paid on preferred stock	-	(633)	(212)
Net cash provided (used) by financing activities	136,070	(30,764)	21,493
Net increase in cash and cash equivalents	25,830	45,484	14,911
Cash and cash equivalents:
Beginning	129,103	83,619	68,708
Ending	$154,933	$129,103	$83,619

(continued)

NICOLET BANKSHARES, INC.

Consolidated Statements of Cash Flows - continued

Years Ended December 31,

	2017	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,932	$7,508	$7,290
Cash paid for taxes	12,789	7,150	2,890
Transfer of loans and bank premises to other real estate owned	828	237	986
Capitalized mortgage servicing rights	876	1,023	201
Transfer of loans from held for sale to held for investment	3,236	-	-
Acquisitions:
Fair value of assets acquired	$439,000	$1,039,000	-
Fair value of liabilities assumed	398,000	939,000	-
Net assets acquired	$41,000	$100,000	-
Common stock issued in acquisitions	62,246	165,295	-

See Accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 1.	Nature of Business and Significant Accounting Policies

Nature of Banking Activities and Subsidiaries: Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) was incorporated on April 5, 2000, to serve as the holding company and sole shareholder of Nicolet National Bank (the “Bank”). The Bank opened for business on November 1, 2000. Since its opening in late 2000, Nicolet has supplemented its organic growth with branch purchase and acquisition transactions. Most recently, the Company completed a merger transaction with First Menasha Bancshares, Inc. (“First Menasha”) consummated on April 28, 2017. During 2016, the Company completed two transactions (collectively the “2016 acquisitions”) consisting of a private transaction to hire a select group of financial advisors and to purchase their respective books of business and operating platform completed on April 1, 2016 and the merger transaction with Baylake Corp. (“Baylake”) consummated on April 29, 2016. See Note 2 for additional information on the Company’s recent acquisitions.

The Company is part of a joint venture, Nicolet Joint Ventures, LLC (the “JV”), with a real estate development and investment firm (the “Firm”) established to develop and own the Company’s headquarters facility. The Firm is considered a related party, as one of its principals is a Board member and shareholder of the Company. The JV involves a 50% ownership by the Company. See Note 17 for additional related party disclosures.

The Company also owns Brookfield Investment Partners, LLC (“Brookfield Investments”), an investment advisory firm that provides investment strategy and transactional services to financial institutions. During late 2016, the Company capitalized Nicolet Advisory Services, LLC (“Nicolet Advisory”), a wholly owned registered investment advisor subsidiary to provide brokerage and investment advisory services to customers.

Through its acquisition of Baylake in 2016, the Bank owns a 49.8% indirect interest in United Financial Services, LLC (“UFS, LLC”), a data processing service and e-banking entity, through its 99.2% ownership of United Financial Services, Inc. (“UFS, Inc.”). Collectively, UFS, Inc. and UFS, LLC are referred to as “UFS”. The investment in UFS is carried in other assets under the equity method of accounting, and the Bank’s pro rata share of UFS income is included in other noninterest income. Income in equity of UFS recognized by the Bank was $1.3 million and $1.0 million for the years ended December 31, 2017 and 2016, respectively. Amounts paid to UFS for data processing services by the Bank were $2.6 million and $1.6 million in 2017 and 2016, respectively. The carrying value of the Bank’s investment in UFS was $9.7 million and $8.3 million at December 31, 2017 and 2016, respectively.

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

Operating Segment: The consolidated income of the Company is derived principally from the Bank, which conducts lending (primarily commercial-based loans, as well as residential and consumer loans) and deposit gathering (including other banking- and deposit-related products and services, such as ATMs, safe deposit boxes, check-cashing, wires, and debit cards) to businesses, consumers and governmental units principally in its trade area of northeastern and central Wisconsin, and Menominee, Michigan, trust services, brokerage services (delivered through the Bank and Nicolet Advisory), and the support to deliver, fund and manage all such banking and wealth management services to its customer base. The contribution of the JV, Brookfield Investments and Nicolet Advisory were not significant to the consolidated balance sheet or net income for 2017, 2016, or 2015. While the chief decision makers monitor the revenue streams of the various products and services, and evaluate costs, balance sheet positions and quality, all such products, services and activities are directly or indirectly related to the business of community banking, with no regular, formal or material segment delineations. Operations are managed and financial performance is evaluated on a company-wide basis, and accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 1.	Nature of Business and Significant Accounting Policies (CONTINUED)

Use of Estimates: Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, valuation of loans in acquisition transactions, useful lives for depreciation and amortization, fair value of financial instruments, other-than-temporary impairment calculations, valuation of deferred tax assets, uncertain income tax positions and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses, determination and assessment of deferred tax assets and liabilities, and the valuation of loans acquired in acquisition transactions; therefore, these are critical accounting policies. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes in applicable banking or tax regulations, and changes to deferred tax estimates. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

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

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits in other banks with original maturities of less than 90 days, if any, and federal funds sold. The Bank maintains amounts in due from banks which, at times, may exceed federally insured limits. Management monitors these correspondent relationships. The Bank has not experienced any losses in such accounts. The Bank may have restrictions on cash and due from banks as it is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. At December 31, 2017, the reserve balance required with the Federal Reserve Bank approximated $5 million, of which there was sufficient cash to cover the reserve requirement. There was no reserve balance required at December 31, 2016.

Securities Available for Sale: Securities classified as AFS are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities classified as AFS are carried at fair value, with unrealized gains or losses, net of related deferred income taxes, reported as increases or decreases in accumulated other comprehensive income. See Note 3 for additional disclosures on AFS securities.

Realized gains or losses on securities sales (using the specific identification method) and declines in value judged to be other-than-temporary are included in the consolidated statements of income under gain on sale, disposal or write-down of assets, net. Premiums and discounts are amortized or accreted into interest income over the life of the related securities using the effective interest method.

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

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 1.	Nature of Business and Significant Accounting Policies (CONTINUED)

Other Investments: As a member of the Federal Reserve Bank System, Federal Agricultural Mortgage Corporation, and the Federal Home Loan Bank (“FHLB”) System, the Bank is required to maintain an investment in the capital stock of these entities. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other tradable AFS securities. As no ready market exists for these stocks, and they have no quoted market value, these investments are carried at cost. Also included are investments in other private companies that do not have quoted market prices, which are carried at cost less other-than-temporary impairment charges, if any. Management’s evaluation of these other investments for impairment includes consideration of the financial condition and other available relevant information of the issuer.

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value as determined on an aggregate basis and generally consist of current production of certain fixed-rate residential first mortgages. The amount by which cost exceeds market value is recorded as a valuation allowance and charged to earnings. Changes, if any, in the valuation allowance are also included in earnings in the period in which the change occurs. As of December 31, 2017 and 2016, no valuation allowance was necessary. Loans held for sale may be sold servicing retained or servicing released, and are generally sold without recourse. The carrying value of mortgage loans sold with servicing retained is reduced by the amount allocated to the servicing right at the time of sale. Gains and losses on sales of mortgage loans held for sale are included in earnings in mortgage income, net.

Loans and Allowance for Loan Losses (“ALLL”) – Originated Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at their principal amount outstanding, net of deferred loan fees and costs. Interest income is accrued on the unpaid principal balance using the simple interest method. The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower’s ability to meet payment of interest or principal when due. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal, though may be placed in such status earlier based on the circumstances. Loans past due 90 days or more may continue on accrual only when they are well secured and/or in process of collection or renewal. When interest accrual is discontinued, all previously accrued but uncollected interest is reversed against current period interest income. Except in very limited circumstances, cash collections on nonaccrual loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is paid in full. Accrual of interest may be resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a sustained period of time. See Note 4 for additional information and disclosures on originated loans.

Management considers a loan to be impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. For determining the appropriateness of the ALLL, management defines impaired loans as nonaccrual credit relationships over $250,000, all loans determined to be troubled debt restructurings, plus additional loans with impairment risk characteristics. At the time an individual loan goes into nonaccrual status, management evaluates the loan for impairment and possible charge-off regardless of loan size. Typically, impairment amounts for loans under the scope criteria are charged off when the impairment amount is determined.

The ALLL represents management’s estimate of probable and inherent credit losses in the Company’s loan portfolio at the balance sheet date. In general, estimating the amount of the ALLL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and impaired loans, and the level of potential problem loans, all of which may be susceptible to significant change. Actual credit losses, net of recoveries, are deducted from the ALLL. Loans are charged off when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. A provision for loan losses, which is a charge against earnings, is recorded to bring the ALLL to a level that, in management’s judgment, is appropriate to absorb probable losses in the loan portfolio.

The allocation methodology applied by the Company is designed to assess the overall appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factors for all remaining loans, with a component primarily based on historical loss rates and another component primarily based on other qualitative factors. Impaired loans are individually assessed and are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 1.	Nature of Business and Significant Accounting Policies (CONTINUED)

Loans and ALLL – Originated Loans (Continued):

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

Allocations to the ALLL may be made for specific loans but the entire ALLL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized. The allowance analysis is reviewed by the Board on a quarterly basis in compliance with internal and regulatory requirements.

Loans and ALLL – Acquired Loans: The loans purchased in acquisition transactions are acquired loans. Acquired loans are recorded at their estimated fair value at the acquisition date, and are initially classified as either purchase credit impaired (“PCI”) loans (i.e. loans that reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments) or purchased non-impaired loans (i.e., “performing acquired loans”). See Note 4 for additional information and disclosures on acquired loans.

PCI loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in Financial Accounting Standards Board (“FASB”) ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted. These credit discounts (“nonaccretable marks”) are included in the determination of the initial fair value for acquired loans; therefore, an allowance for loan losses is not recorded at the acquisition date. Differences between the estimated fair values and expected cash flows of acquired loans at the acquisition date that are not credit-based (“accretable marks”) are subsequently accreted to interest income over the estimated life of the loans using a method that approximates a level yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date for PCI loans, increases in cash flows over those expected at the acquisition date result in a move of the discount from nonaccretable to accretable. Decreases in expected cash flows after the acquisition date are recognized through the provision for loan losses. All fair value discounts initially recorded on PCI loans were deemed to be credit related.

Performing acquired loans are accounted for under FASB ASC Topic 310-20, Receivables—Nonrefundable Fees and Other Costs. Performance of certain loans may be monitored, and based on management’s assessment of the cash flows and other facts available, portions of the accretable difference may be delayed or suspended if management deems appropriate. The Company’s policy for determining when to discontinue accruing interest on performing acquired loans and the subsequent accounting for such loans is essentially the same as the policy for originated loans described above.

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

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 1.	Nature of Business and Significant Accounting Policies (CONTINUED)

Loans and ALLL – Acquired Loans (Continued):

For PCI loans after acquisition, cash flows expected to be collected are recast for each loan periodically as determined appropriate by management. If the present value of expected cash flows for a loan is less than its carrying value, impairment is reflected by an increase in the ALLL and a charge to the provision for loan losses. If the present value of the expected cash flows for a loan is greater than its carrying value, any previously established ALLL is reversed and any remaining difference increases the accretable yield which will be taken into income over the remaining life of the loan. Loans which were considered troubled debt restructurings prior to the acquisition transaction are not required to be classified as troubled debt restructurings in the Company’s consolidated financial statements unless or until such loans would subsequently meet criteria to be classified as such, since acquired loans were recorded at their estimated fair values at the time of the acquisition.

Credit-Related Financial Instruments: In the ordinary course of business the Company has entered into financial instruments consisting of commitments to extend credit, financial standby letters of credit, and performance standby letters of credit. Financial standby letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while performance standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Such financial instruments are recorded in the consolidated financial statements when they are funded. See Note 16 for additional information and disclosures on credit-related financial instruments.

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

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment from acquisitions were recorded at estimated fair value on the respective dates of acquisition. Depreciation is computed on straight-line and accelerated methods over the estimated useful lives of the related assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Maintenance and repairs are expensed as incurred. See Note 5 for additional information on premises and equipment.

Estimated useful lives of new premises and equipment generally range as follows:

Building and improvements	25 – 39 years
Leasehold improvements	5 – 15 years
Furniture and equipment	3 – 10 years

Other Real Estate Owned (“OREO”): OREO acquired through partial or total satisfaction of loans or bank facilities no longer in use are carried at fair value less estimated costs to sell. Any write-down in the carrying value of loans or vacated bank premises at the time of transfer to OREO is charged to the ALLL or to write-down of assets, respectively. OREO properties acquired in conjunction with the acquisition transactions were recorded at fair value on the date of acquisition. Any subsequent write-downs to reflect current fair market value, as well as gains or losses on disposition and revenues and expenses incurred to hold and maintain such properties, are treated as period costs.

Goodwill and Other Intangibles: Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Other intangibles include core deposit intangibles and customer list intangibles. Core deposit base premiums represent the value of acquired customer core deposit bases. The core deposit intangibles have an estimated finite life, are amortized on an accelerated basis over a 10-year period, and are subject to periodic impairment evaluation. Customer relationships were acquired in the financial advisor business acquisition in 2016. The customer list intangibles have finite lives and are amortized on a straight-line basis to expense over their initial weighted average life of approximately 12 years as of acquisition. See Note 6 for additional information on goodwill and other intangibles.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 1.	Nature of Business and Significant Accounting Policies (CONTINUED)

Goodwill and Other Intangibles (Continued):

Management periodically reviews the carrying value of its long-lived and intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s annual assessments indicated no impairment charge on goodwill or other intangibles was required for 2017 or 2016.

Mortgage Servicing Rights (“MSRs”):  If the Company sells originated residential mortgages into the secondary market and retains the right to service the loans sold, then a mortgage servicing right asset (liability) is capitalized upon sale with the offsetting effect recorded as a gain (loss) on sale of loans in earnings (included in mortgage income, net), representing the then-current estimated fair value of future net cash flows expected to be realized for performing the servicing activities.  MSRs when purchased (including MSRs purchased in acquisitions) are initially recorded at their then-estimated fair value.  As the Company has not elected to measure any class of servicing assets under the fair value measurement method, the Company utilizes the amortization method.  MSRs are amortized in proportion to and over the period of estimated net servicing income, with the amortization charged to earnings (included in mortgage income, net). MSRs are carried at the lower of initial capitalized amount, net of accumulated amortization, or fair value, and are included in other assets in the consolidated balance sheets.  Loan servicing fee income for servicing loans is typically based on a contractual percentage of the outstanding principal. Loan servicing fee income (as well as less material late fees and ancillary fees related to loan servicing) are recorded as income when earned (included in mortgage income, net).

The Company periodically evaluates its MSRs for impairment. At each reporting date impairment is assessed based on estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). The value of MSRs is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase.  A valuation allowance is established through a charge to earnings (included in mortgage income, net) to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification.  If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings, though not beyond the net amortized cost carried.  An other-than-temporary impairment (i.e. recoverability is considered remote when considering interest rates and loan payoff activity) is recognized as a write-down of the MSRs and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings.  A direct write-down permanently reduces the carrying value of the MSRs and valuation allowance, precluding subsequent recoveries.  No valuation allowance or impairment charge was recorded for 2017 or 2016. See Note 6 for additional information on MSRs.

Bank-owned Life Insurance (“BOLI”): The Company owns BOLI on certain executives and employees. BOLI balances are recorded at their cash surrender values. Changes in the cash surrender values are included in noninterest income.

Short-term Borrowings: Short-term borrowings consist primarily of overnight Federal funds purchased and securities sold under agreements to repurchase (“repos”), or other short-term borrowing arrangements with an original maturity of one year or less. Repos are with commercial deposit customers, and are treated as financing activities carried at the amounts that will be subsequently repurchased as specified in the respective agreements. Repos generally mature within one to four days from the transaction date. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no outstanding agreements at December 31, 2017 and 2016. The weighted average rate for repurchase agreements transacted during 2016 was 0.08% for the year based on average balances of $6.1 million. There were no repurchase agreements transacted during 2017.

Stock-based Compensation Plans: Share-based payments to employees, including grants of restricted stock or stock options, are valued at fair value of the award on the date of grant and expensed on a straight-line basis as compensation expense over the applicable vesting period. A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. See Note 13 for additional information on stock-based compensation and see Recent Accounting Pronouncements Adopted within Note 1 for the impact of recent accounting guidance on stock-based compensation.

NICOLET BANKSHARES, INC.

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

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax rates applicable to the periods in which the differences are expected to affect taxable income. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Valuation allowances are established when it is more likely than not that a portion of the full amount of the deferred tax asset will not be realized. In assessing the ability to realize deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies.

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

The Company may also recognize a liability for unrecognized tax benefits from uncertainty in income tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. At December 31, 2017, the Company determined it had no significant uncertainty in income tax positions. Interest and penalties related to unrecognized tax benefits are classified as income tax expense.

Earnings per Common Share: Basic earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares adjusted for the dilutive effect of outstanding common stock awards, if any. See Note 22 for additional information on earnings per common share.

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

Reclassifications: Certain amounts in the 2016 and 2015 consolidated financial statements have been reclassified to conform to the 2017 presentation.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 1.	Nature of Business and Significant Accounting Policies (CONTINUED)

Recent Accounting Pronouncements Adopted:

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to address concerns about the requirement in current GAAP that deferred tax liabilities and assets be adjusted for the effect of a change in tax laws or rates with the effect included in income from continuing operations in the reporting period that included the enactment date. The concern arose because, while the adjustment of deferred taxes due to the reduction of the historical corporate income tax rate to the corporate income tax rate of 21% newly enacted in December 2018 is required to be included in income from continuing operations, the tax effects of items within accumulated other comprehensive income do not reflect the appropriate tax rate. Thus, the amendments in this standard will allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for public business entities for reporting periods for which financial statements have not yet been issued. The Company early adopted this standard in December 2017, and reclassified approximately $353,000 from accumulated other comprehensive income to retained earnings. See the Consolidated Statements of Changes in Stockholders’ Equity for the impact of this reclassification.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements to make changes to clarify the Accounting Standards Codification or correct unintended application of guidance that is not expected to have a significant effect on current accounting practice. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company adopted the guidance effective January 1, 2017, with no material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued updated guidance to ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification on the statement of cash flows. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted the pronouncement as required on January 1, 2017, prospectively, which included a reduction to income tax expense of $1.9 million for the year ended December 31, 2017, for deductions attributable to exercised stock options and vesting of restricted stock.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 2.	ACQUISITIONS

First Menasha:

On April 28, 2017, the Company consummated its merger with First Menasha pursuant to the Agreement and Plan of Merger by and between the Company and First Menasha dated November 3, 2016, (the “Merger Agreement”), whereby First Menasha was merged with and into the Company, and The First National Bank-Fox Valley, the wholly owned commercial bank subsidiary of First Menasha serving the Fox Valley area of Wisconsin, was merged with and into the Bank. The system integration was completed, and five branches of First Menasha opened on May 1, 2017, as Nicolet National Bank branches, expanding its presence in Calumet and Winnebago Counties, Wisconsin. The Company closed one of its Calumet County locations concurrently with the First Menasha merger.

The purpose of the merger was to continue Nicolet’s interest in strategic growth, consistent with its plan to improve profitability through efficiency, leverage the strengths of each bank across the combined customer base, and add shareholder value. With the merger, Nicolet became the leading community bank to serve the Fox Valley area of Wisconsin.

Pursuant to the Merger Agreement, the final purchase price consisted of issuing 1,309,885 shares of the Company’s common stock (given the final stock-for-stock exchange ratio of 3.126 except for First Menasha shares owned by the Company immediately prior to the time of the merger), for common stock consideration of $62.2 million (based on $47.52 per share, the volume weighted average closing price of the Company’s common stock over the preceding 20 trading day period) plus cash consideration of $19.3 million. Approximately $0.2 million in direct stock issuance costs for the merger were incurred and charged against additional paid-in capital.

Upon consummation, the Company added $480 million in assets, $351 million in loans, $375 million in deposits, $4 million in core deposit intangible, and $41 million of goodwill. The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of First Menasha prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective estimated fair values at the date of acquisition. During third quarter 2017, adjustments were made to the initial fair value estimates based on additional information and goodwill increased $1 million (to $41 million) to account for the gain in the Company’s pre-acquisition equity interest holding in First Menasha, resulting in a $1.2 million gain in pre-tax earnings. See Note 1 for the Company’s accounting policy on business combinations.

Financial advisor business acquired:

During the first quarter of 2016, Nicolet agreed in a private transaction to hire a select group of financial advisors and purchase their respective books of business, as well as their operating platform, to enhance the leadership and future growth of the Company’s wealth management business. The transaction was effected in phases and completed April 1, 2016. The Company paid $4.9 million total initial consideration, including $0.8 million cash, $2.6 million of Nicolet common stock, and recorded a $1.5 million earn-out liability payable to one principal in the future. The Company initially recorded $0.4 million of goodwill, $0.2 million of fixed assets, and $4.3 million of customer relationship intangibles (a portion amortizing straight-line over 10 years and a portion over 15 years). During 2017, the previously variable earn-out liability was agreed to be modified to a fixed amount. Therefore, the earn-out liability was adjusted to $2.4 million, with a corresponding $0.9 million increase in the customer relationship intangible, being amortized over the original term. The transaction impacts the income statement primarily within brokerage fee income, personnel expense, and intangibles amortization.

Baylake:

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

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 2.	ACQUISITIONS (CONTINUED)

Baylake shareholders received 0.4517 shares of the Company’s common stock for each outstanding share of Baylake common stock (except for Baylake shares owned by the Company at the time of the merger), and cash in lieu of any fractional share. Pre-existing Baylake equity awards (restricted stock units and stock options) immediately vested upon consummation of the merger. The Company issued 0.4517 shares of its common stock for each vesting Baylake restricted stock unit, and Nicolet assumed, after appropriate adjustment by the 0.4517 exchange ratio, all pre-existing Baylake stock options. As a result, the Company issued 4,344,243 shares of the Company’s common stock, for common stock consideration of $163.3 million (based on $37.58 per share, the volume weighted average closing price of the Company’s common stock over the preceding 20 trading day period) and recorded an additional $1.2 million consideration for the assumed stock options. Approximately $0.3 million in direct stock issuance costs for the merger were incurred and charged against additional paid-in capital.

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

The following unaudited pro forma information presents the results of operations for the years ended December 31, 2016 and 2015, as if the acquisition had occurred January 1 of each period. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Years Ended December 31,
	2016	2015
(in thousands, except per share data)
Total revenues, net of interest expense	$110,788	$105,288
Net income	23,263	21,267
Diluted earnings per share	2.55	2.38

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 3.  SECURITIES AVAILABLE FOR SALE

Amortized costs and fair values of securities AFS are summarized as follows:

	December 31, 2017
	Amortized	Gross	Gross	Fair
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Value
U.S. government agency securities	$26,586	$-	$377	$26,209
State, county and municipals	186,128	180	2,264	184,044
Mortgage-backed securities	157,705	160	2,333	155,532
Corporate debt securities	36,387	449	39	36,797
Equity securities	1,287	1,284	-	2,571
	$408,093	$2,073	$5,013	$405,153

	December 31, 2016
	Amortized	Gross	Gross	Fair
(in thousands)	Cost	Unrealized Gains	Unrealized Losses	Value
U.S. government agency securities	$1,981	$-	$18	$1,963
State, county and municipals	191,721	160	4,638	187,243
Mortgage-backed securities	161,309	242	2,422	159,129
Corporate debt securities	12,117	52	-	12,169
Equity securities	2,631	2,152	-	4,783
	$369,759	$2,606	$7,078	$365,287

The following table presents gross unrealized losses and the related estimated fair value of investment securities available for sale, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position.

	December 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$26,209	$377	$-	$-	$26,209	$377
State, county and municipals	110,157	1,097	49,326	1,167	159,483	2,264
Mortgage-backed securities	72,210	735	65,537	1,598	137,747	2,333
Corporate debt securities	10,172	39	-	-	10,172	39
	$218,748	$2,248	$114,863	$2,765	$333,611	$5,013

	December 31, 2016
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government agency securities	$1,963	$18	$-	$-	$1,963	$18
State, county and municipals	167,457	4,629	1,300	9	168,757	4,638
Mortgage-backed securities	134,770	2,311	3,653	111	138,423	2,422
	$304,190	$6,958	$4,953	$120	$309,143	$7,078

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 3.	SECURITIES AVAILABLE FOR SALE (CONTINUED)

At December 31, 2017 the Company had $5.0 million of gross unrealized losses related to 687 securities. As of December 31, 2017, the Company does not consider its AFS securities with unrealized losses to be other-than-temporarily impaired as the unrealized losses in each category have occurred as a result of changes in interest rates and current market conditions subsequent to purchase, not credit deterioration. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairment charges recognized in earnings on securities AFS during 2017, 2016, or 2015. The Company incurred a $0.5 million other-than-temporary impairment charge to earnings related to one private company stock carried in other investments in the consolidated balance sheets during 2016 compared to none in 2017 and 2015.

The amortized cost and fair value of AFS securities by contractual maturity at December 31, 2017 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; as this is particularly inherent in mortgage-backed securities, these securities are not included in the maturity categories below. See Note 20 for additional information on the Company’s fair value measurements.

	December 31, 2017
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$18,990	$18,969
Due in one year through five years	98,031	97,683
Due after five years through ten years	124,799	122,727
Due after ten years	7,281	7,671
	249,101	247,050
Mortgage-backed securities	157,705	155,532
Equity securities	1,287	2,571
Securities AFS	$408,093	$405,153

AFS securities with a carrying value of $140.9 million and $30.3 million as of December 31, 2017 and 2016, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Proceeds from sales of securities AFS is summarized as follows:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Gross gains	$1,227	$91	$625
Gross losses	(7)	(13)	-
Gain on sale of securities AFS, net	$1,220	$78	$625
Proceeds from sales of securities AFS	$10,798	$31,442	$13,929

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan composition as of December 31 is summarized as follows:

	2017		2016
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$637,337	30.5%	$428,270	27.3%
Owner-occupied commercial real estate (“CRE”)	430,043	20.6	360,227	23.0
Agricultural (“AG”) production	35,455	1.7	34,767	2.2
AG real estate	51,778	2.5	45,234	2.9
CRE investment	314,463	15.1	195,879	12.5
Construction & land development	89,660	4.3	74,988	4.8
Residential construction	36,995	1.8	23,392	1.5
Residential first mortgage	363,352	17.4	300,304	19.1
Residential junior mortgage	106,027	5.1	91,331	5.8
Retail & other	22,815	1.0	14,515	0.9
Loans	2,087,925	100.0%	1,568,907	100.0%
Less ALLL	12,653		11,820
Loans, net	$2,075,272		$1,557,087
ALLL to loans	0.61%		0.75%

As a further breakdown, loans as of December 31 are summarized by originated and acquired as follows:

	2017				2016
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$488,600	39.3%	$148,737	17.6%	$330,073	36.6%	$98,197	14.7%
Owner-occupied CRE	237,548	19.1	192,495	22.8	182,776	20.3	177,451	26.6
AG production	11,102	0.9	24,353	2.9	9,192	1.0	25,575	3.8
AG real estate	27,831	2.2	23,947	2.8	18,858	2.1	26,376	4.0
CRE investment	113,862	9.2	200,601	23.8	72,930	8.1	122,949	18.4
Construction & land development	56,061	4.5	33,599	4.0	44,147	4.9	30,841	4.6
Residential construction	33,615	2.7	3,380	0.4	20,768	2.3	2,624	0.4
Residential first mortgage	191,186	15.4	172,166	20.4	164,949	18.3	135,355	20.3
Residential junior mortgage	65,643	5.3	40,384	4.8	48,199	5.3	43,132	6.5
Retail & other	18,254	1.4	4,561	0.5	10,095	1.1	4,420	0.7
Loans	1,243,702	100.0%	844,223	100.0%	901,987	100.0%	666,920	100.0%
Less ALLL	10,542		2,111		9,449		2,371
Loans, net	$1,233,160		$842,112		$892,538		$664,549
ALLL to loans	0.85%		0.25%		1.05%		0.36%

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Practically all of the Company’s loans, commitments, and letters of credit have been granted to customers in the Company’s market area. Although the Company has a diversified loan portfolio, the credit risk in the loan portfolio is largely influenced by general economic conditions and trends of the counties and markets in which the debtors operate, and the resulting impact on the operations of borrowers or on the value of underlying collateral, if any. See Note 1 for the Company’s accounting policy on loans and the allowance for loan losses.

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment as of December 31, 2017:

	TOTAL – 2017
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$3,919	$2,867	$150	$285	$1,124	$774	$304	$1,784	$461	$152	$11,820
Provision	2,419	(290)	(21)	11	263	(35)	(53)	(192)	96	127	2,325
Charge-offs	(1,442)	-	-	-	-	(13)	-	(8)	(72)	(69)	(1,604)
Recoveries	38	30	-	-	1	-	-	25	3	15	112
Net charge-offs	(1,404)	30	-	-	1	(13)	-	17	(69)	(54)	(1,492)
Ending balance	$4,934	$2,607	$129	$296	$1,388	$726	$251	$1,609	$488	$225	$12,653
As percent of ALLL	39.0%	20.6%	1.0%	2.3%	11.0%	5.7%	2.0%	12.7%	3.9%	1.8%	100.0%

ALLL:
Individually evaluated	$163	$-	$-	$-	$-	$-	$-	$-	$-	$-	$163
Collectively evaluated	4,771	2,607	129	296	1,388	726	251	1,609	488	225	12,490
Ending balance	$4,934	$2,607	$129	$296	$1,388	$726	$251	$1,609	$488	$225	$12,653

Loans:
Individually evaluated	$5,870	$1,689	$-	$248	$5,290	$1,053	$80	$2,801	$178	$12	$17,221
Collectively evaluated	631,467	428,354	35,455	51,530	309,173	88,607	36,915	360,551	105,849	22,803	2,070,704
Total loans	$637,337	$430,043	$35,455	$51,778	$314,463	$89,660	$36,995	$363,352	$106,027	$22,815	$2,087,925

Less ALLL	$4,934	$2,607	$129	$296	$1,388	$726	$251	$1,609	$488	$225	$12,653
Net loans	$632,403	$427,436	$35,326	$51,482	$313,075	$88,934	$36,744	$361,743	$105,539	$22,590	$2,075,272
As a percent of total loans	30.5%	20.6%	1.7%	2.5%	15.1%	4.3%	1.8%	17.4%	5.1%	1.0%	100.0%

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

As a further breakdown, the December 31, 2017 ALLL is summarized by originated and acquired as follows:

	Originated – 2017
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$3,150	$2,263	$122	$222	$893	$656	$266	$1,372	$373	$132	$9,449
Provision	2,429	(172)	(10)	13	261	(28)	(66)	(69)	105	122	2,585
Charge-offs	(1,388)	-	-	-	-	-	-	(8)	(72)	(69)	(1,537)
Recoveries	1	24	-	-	-	-	-	2	3	15	45
Net charge-offs	(1,387)	24	-	-	-	-	-	(6)	(69)	(54)	(1,492)
Ending balance	$4,192	$2,115	$112	$235	$1,154	$628	$200	$1,297	$409	$200	$10,542
As percent of ALLL	39.8%	20.1%	1.1%	2.2%	10.9%	6.0%	1.9%	12.3%	3.9%	1.8%	100.0%

ALLL:
Individually evaluated	$163	$-	$-	$-	$-	$-	$-	$-	$-	$-	$163
Collectively evaluated	4,029	2,115	112	235	1,154	628	200	1,297	409	200	10,379
Ending balance	$4,192	$2,115	$112	$235	$1,154	$628	$200	$1,297	$409	$200	$10,542

Loans:
Individually evaluated	$2,189	$-	$-	$-	$549	$-	$-	$253	$12	$-	$3,003
Collectively evaluated	486,411	237,548	11,102	27,831	113,313	56,061	33,615	190,933	65,631	18,254	1,240,699
Total loans	$488,600	$237,548	$11,102	$27,831	$113,862	$56,061	$33,615	$191,186	$65,643	$18,254	$1,243,702

Less ALLL	$4,192	$2,115	$112	$235	$1,154	$628	$200	$1,297	$409	$200	$10,542
Net loans	$484,408	$235,433	$10,990	$27,596	$112,708	$55,433	$33,415	$189,889	$65,234	$18,054	$1,233,160

	Acquired - 2017
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$769	$604	$28	$63	$231	$118	$38	$412	$88	$20	$2,371
Provision	(10)	(118)	(11)	(2)	2	(7)	13	(123)	(9)	5	(260)
Charge-offs	(54)	-	-	-	-	(13)	-	-	-	-	(67)
Recoveries	37	6	-	-	1	-	-	23	-	-	67
Net charge-offs	(17)	6	-	-	1	(13)	-	23	-	-	-
Ending balance	$742	$492	$17	$61	$234	$98	$51	$312	$79	$25	$2,111
As percent of ALLL	35.1%	23.3%	0.8%	2.9%	11.1%	4.6%	2.4%	14.8%	3.7%	1.3%	100.0%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	742	492	17	61	234	98	51	312	79	25	2,111
Ending balance	$742	$492	$17	$61	$234	$98	$51	$312	$79	$25	$2,111

Loans:
Individually evaluated	$3,681	$1,689	$-	$248	$4,741	$1,053	$80	$2,548	$166	$12	$14,218
Collectively evaluated	145,056	190,806	24,353	23,699	195,860	32,546	3,300	169,618	40,218	4,549	830,005
Total loans	$148,737	$192,495	$24,353	$23,947	$200,601	$33,599	$3,380	$172,166	$40,384	$4,561	$844,223

Less ALLL	$742	$492	$17	$61	$234	$98	$51	$312	$79	$25	$2,111
Net loans	$147,995	$192,003	$24,336	$23,886	$200,367	$33,501	$3,329	$171,854	$40,305	$4,536	$842,112

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment as of December 31, 2016:

	TOTAL – 2016
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$3,721	$1,933	$85	$380	$785	$1,446	$147	$1,240	$496	$74	$10,307
Provision	451	1,037	65	(95)	118	(672)	157	593	14	132	1,800
Charge-offs	(279)	(108)	-	-	-	-	-	(80)	(57)	(60)	(584)
Recoveries	26	5	-	-	221	-	-	31	8	6	297
Net charge-offs	(253)	(103)	-	-	221	-	-	(49)	(49)	(54)	(287)
Ending balance	$3,919	$2,867	$150	$285	$1,124	$774	$304	$1,784	$461	$152	$11,820
As percent of ALLL	33.2%	24.3%	1.3%	2.4%	9.5%	6.5%	2.6%	15.1%	3.9%	1.2%	100.0%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	3,919	2,867	150	285	1,124	774	304	1,784	461	152	11,820
Ending balance	$3,919	$2,867	$150	$285	$1,124	$774	$304	$1,784	$461	$152	$11,820

Loans:
Individually evaluated	$338	$2,588	$41	$240	$12,552	$694	$261	$2,204	$299	$-	$19,217
Collectively evaluated	427,932	357,639	34,726	44,994	183,327	74,294	23,131	298,100	91,032	14,515	1,549,690
Total loans	$428,270	$360,227	$34,767	$45,234	$195,879	$74,988	$23,392	$300,304	$91,331	$14,515	$1,568,907

Less ALLL	$3,919	$2,867	$150	$285	$1,124	$774	$304	$1,784	$461	$152	$11,820
Net loans	$424,351	$357,360	$34,617	$44,949	$194,755	$74,214	$23,088	$298,520	$90,870	$14,363	$1,557,087
As percent of total loans	27.3%	23.0%	2.2%	2.9%	12.5%	4.8%	1.5%	19.1%	5.8%	0.9%	100.0%
67

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

As a further breakdown, the December 31, 2016 ALLL is summarized by originated and acquired as follows:

	Originated – 2016
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$3,135	$1,567	$71	$299	$646	$1,381	$147	$987	$418	$63	$8,714
Provision	268	695	51	(77)	26	(725)	119	360	1	123	841
Charge-offs	(262)	(3)	-	-	-	-	-	-	(53)	(59)	(377)
Recoveries	9	4	-	-	221	-	-	25	7	5	271
Net charge-offs	(253)	1	-	-	221	-	-	25	(46)	(54)	(106)
Ending balance	$3,150	$2,263	$122	$222	$893	$656	$266	$1,372	$373	$132	$9,449
As percent of ALLL	33.4%	23.9%	1.3%	2.3%	9.5%	6.9%	2.8%	14.5%	3.9%	1.5%	100.0%

Loans:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	330,073	182,776	9,192	18,858	72,930	44,147	20,768	164,949	48,199	10,095	901,987
Total loans	$330,073	$182,776	$9,192	$18,858	$72,930	$44,147	$20,768	$164,949	$48,199	$10,095	$901,987

Less ALLL	$3,150	$2,263	$122	$222	$893	$656	$266	$1,372	$373	$132	$9,449
Net loans	$326,923	$180,513	$9,070	$18,636	$72,037	$43,491	$20,502	$163,577	$47,826	$9,963	$892,538

	Acquired - 2016
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$586	$366	$14	$81	$139	$65	$-	$253	$78	$11	$1,593
Provision	183	342	14	(18)	92	53	38	233	13	9	959
Charge-offs	(17)	(105)	-	-	-	-	-	(80)	(4)	(1)	(207)
Recoveries	17	1	-	-	-	-	-	6	1	1	26
Net charge-offs	-	(104)	-	-	-	-	-	(74)	(3)	-	(181)
Ending balance	$769	$604	$28	$63	$231	$118	$38	$412	$88	$20	$2,371
As percent of ALLL	32.4%	25.5%	1.2%	2.7%	9.7%	5.0%	1.6%	17.4%	3.7%	0.8%	100.0%

Loans:
Individually evaluated	$338	$2,588	$41	$240	$12,552	$694	$261	$2,204	$299	$-	$19,217
Collectively evaluated	97,859	174,863	25,534	26,136	110,397	30,147	2,363	133,151	42,833	4,420	647,703
Total loans	$98,197	$177,451	$25,575	$26,376	$122,949	$30,841	$2,624	$135,355	$43,132	$4,420	$666,920

Less ALLL	$769	$604	$28	$63	$231	$118	$38	$412	$88	$20	$2,371
Net loans	$97,428	$176,847	$25,547	$26,313	$122,718	$30,723	$2,586	$134,943	$43,044	$4,400	$664,549

There was no ALLL allocated to individually evaluated loans at December 31, 2016, therefore the table reflecting the ALLL between individually evaluated loans and collectively evaluated loans was omitted.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired as of December 31, 2017 and 2016.

	Total Nonaccrual Loans
(in thousands)	2017	% to Total	2016	% to Total
Commercial & industrial	$6,016	46.0%	$358	1.8%
Owner-occupied CRE	533	4.1	2,894	14.3
AG production	-	-	9	0.1
AG real estate	186	1.4	208	1.0
CRE investment	4,531	34.6	12,317	60.6
Construction & land development	-	-	1,193	5.9
Residential construction	80	0.6	260	1.3
Residential first mortgage	1,587	12.1	2,990	14.7
Residential junior mortgage	158	1.2	56	0.3
Retail & other	4	-	-	-
Nonaccrual loans	$13,095	100.0%	$20,285	100.0%
Percent of total loans	0.6%		1.3%

	2017
(in thousands)	Originated	% to Total	Acquired	% to Total
Commercial & industrial	$2,296	70.0%	$3,720	37.9%
Owner-occupied CRE	86	2.6	447	4.6
AG production	-	-	-	-
AG real estate	-	-	186	1.9
CRE investment	549	16.8	3,982	40.6
Construction & land development	-	-	-	-
Residential construction	-	-	80	0.8
Residential first mortgage	331	10.1	1,256	12.8
Residential junior mortgage	12	0.4	146	1.4
Retail & other	4	0.1	-	-
Nonaccrual loans	$3,278	100.0%	$9,817	100.0%

	2016
(in thousands)	Originated	% to Total	Acquired	% to Total
Commercial & industrial	$4	1.6%	$354	1.8%
Owner-occupied CRE	42	16.3	2,852	14.2
AG production	7	2.7	2	0.1
AG real estate	-	-	208	1.0
CRE investment	-	-	12,317	61.4
Construction & land development	-	-	1,193	6.0
Residential construction	-	-	260	1.3
Residential first mortgage	204	79.4	2,786	13.9
Residential junior mortgage	-	-	56	0.3
Retail & other	-	-	-	-
Nonaccrual loans	$257	100.0%	$20,028	100.0%

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents past due loans by portfolio segment as of December 31, 2017:

	Total Past Due Loans - 2017
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$211	$6,016	$631,110	$637,337
Owner-occupied CRE	671	533	428,839	430,043
AG production	30	-	35,425	35,455
AG real estate	-	186	51,592	51,778
CRE investment	-	4,531	309,932	314,463
Construction & land development	76	-	89,584	89,660
Residential construction	587	80	36,328	36,995
Residential first mortgage	1,039	1,587	360,726	363,352
Residential junior mortgage	14	158	105,855	106,027
Retail & other	4	4	22,807	22,815
Total loans	$2,632	$13,095	$2,072,198	$2,087,925
Percent of total loans	0.1%	0.6%	99.3%	100.0%

As a further breakdown, past due loans as of December 31, 2017 are summarized by originated and acquired as follows:

	Originated Past Due Loans - 2017
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$211	$2,296	$486,093	$488,600
Owner-occupied CRE	364	86	237,098	237,548
AG production	-	-	11,102	11,102
AG real estate	-	-	27,831	27,831
CRE investment	-	549	113,313	113,862
Construction & land development	-	-	56,061	56,061
Residential construction	351	-	33,264	33,615
Residential first mortgage	304	331	190,551	191,186
Residential junior mortgage	-	12	65,631	65,643
Retail & other	4	4	18,246	18,254
Total loans	$1,234	$3,278	$1,239,190	$1,243,702
Percent of total loans	0.1%	0.3%	99.6%	100.0%

	Acquired Past Due Loans - 2017
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$-	$3,720	$145,017	$148,737
Owner-occupied CRE	307	447	191,741	192,495
AG production	30	-	24,323	24,353
AG real estate	-	186	23,761	23,947
CRE investment	-	3,982	196,619	200,601
Construction & land development	76	-	33,523	33,599
Residential construction	236	80	3,064	3,380
Residential first mortgage	735	1,256	170,175	172,166
Residential junior mortgage	14	146	40,224	40,384
Retail & other	-	-	4,561	4,561
Total loans	$1,398	$9,817	$833,008	$844,223
Percent of total loans	0.2%	1.2%	98.6%	100.0%

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents past due loans by portfolio segment as of December 31, 2016:

	Total Past Due Loans - 2016
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$22	$358	$427,890	$428,270
Owner-occupied CRE	268	2,894	357,065	360,227
AG production	-	9	34,758	34,767
AG real estate	-	208	45,026	45,234
CRE investment	-	12,317	183,562	195,879
Construction & land development	-	1,193	73,795	74,988
Residential construction	-	260	23,132	23,392
Residential first mortgage	486	2,990	296,828	300,304
Residential junior mortgage	200	56	91,075	91,331
Retail & other	15	-	14,500	14,515
Total loans	$991	$20,285	$1,547,631	$1,568,907
Percent of total loans	0.1%	1.3%	98.6%	100.0%

As a further breakdown, past due loans as of December 31, 2016 are summarized by originated and acquired as follows:

	Originated Past Due Loans - 2016
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$-	$4	$330,069	$330,073
Owner-occupied CRE	-	42	182,734	182,776
AG production	-	7	9,185	9,192
AG real estate	-	-	18,858	18,858
CRE investment	-	-	72,930	72,930
Construction & land development	-	-	44,147	44,147
Residential construction	-	-	20,768	20,768
Residential first mortgage	81	204	164,664	164,949
Residential junior mortgage	13	-	48,186	48,199
Retail & other	3	-	10,092	10,095
Total loans	$97	$257	$901,633	$901,987
Percent of total loans	0.1%	0.1%	99.8%	100.0%

	Acquired Past Due Loans - 2016
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$22	$354	$97,821	$98,197
Owner-occupied CRE	268	2,852	174,331	177,451
AG production	-	2	25,573	25,575
AG real estate	-	208	26,168	26,376
CRE investment	-	12,317	110,632	122,949
Construction & land development	-	1,193	29,648	30,841
Residential construction	-	260	2,364	2,624
Residential first mortgage	405	2,786	132,164	135,355
Residential junior mortgage	187	56	42,889	43,132
Retail & other	12	-	4,408	4,420
Total loans	$894	$20,028	$645,998	$666,920
Percent of total loans	0.1%	3.0%	96.9%	100.0%

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

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

7 Substandard: Assets with this rating are characterized by the distinct possibility the Company will sustain some loss if deficiencies are not corrected. All foreclosures, liquidations, and nonaccrual loans are considered to be categorized in this rating, regardless of collateral sufficiency.

8 Doubtful: Assets with this rating exhibit all the weaknesses as one rated Substandard with the added characteristic that such weaknesses make collection or liquidation in full highly questionable.

9 Loss: Assets in this category are considered uncollectible. Pursuing any recovery or salvage value is impractical but does not preclude partial recovery in the future.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following tables present total loans by risk categories as of December 31, 2017 and 2016:

	2017
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$597,854	$12,999	$16,129	$10,355	$-	$-	$637,337
Owner-occupied CRE	397,357	23,340	6,442	2,904	-	-	430,043
AG production	30,431	4,000	-	1,024	-	-	35,455
AG real estate	44,321	4,873	-	2,584	-	-	51,778
CRE investment	299,926	8,399	190	5,948	-	-	314,463
Construction & land development	86,011	2,758	17	874	-	-	89,660
Residential construction	36,915	-	-	80	-	-	36,995
Residential first mortgage	358,067	1,868	683	2,734	-	-	363,352
Residential junior mortgage	105,736	117	-	174	-	-	106,027
Retail & other	22,811	-	-	4	-	-	22,815
Total loans	$1,979,429	$58,354	$23,461	$26,681	$-	$-	$2,087,925
Percent of total loans	94.8%	2.8%	1.1%	1.3%	-	-	100.0%

	2016
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$401,954	$16,633	$2,133	$7,550	$-	$-	$428,270
Owner-occupied CRE	340,846	14,758	193	4,430	-	-	360,227
AG production	31,026	3,191	70	480	-	-	34,767
AG real estate	41,747	2,727	-	760	-	-	45,234
CRE investment	173,652	8,137	-	14,090	-	-	195,879
Construction & land development	69,097	4,318	-	1,573	-	-	74,988
Residential construction	22,030	1,102	-	260	-	-	23,392
Residential first mortgage	295,109	1,348	192	3,655	-	-	300,304
Residential junior mortgage	91,123	-	114	94	-	-	91,331
Retail & other	14,515	-	-	-	-	-	14,515
Total loans	$1,481,099	$52,214	$2,702	$32,892	$-	$-	$1,568,907
Percent of total loans	94.4%	3.3%	0.2%	2.1%	-	-	100.0%

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents impaired loans and then as a further breakdown by originated or acquired as of December 31, 2017 and 2016:

	Total Impaired Loans - 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$5,870	$10,063	$163	$6,586	$718
Owner-occupied CRE	1,689	2,256	-	1,333	132
AG production	-	10	-	-	-
AG real estate	248	307	-	233	26
CRE investment	5,290	8,102	-	5,411	465
Construction & land development	1,053	1,053	-	813	57
Residential construction	80	983	-	91	27
Residential first mortgage	2,801	3,653	-	2,177	180
Residential junior mortgage	178	507	-	154	17
Retail & other	12	14	-	12	1
Total	$17,221	$26,948	$163	$16,810	$1,623

	Originated Impaired Loans- 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$2,189	$2,189	$163	$2,204	$211
Owner-occupied CRE	-	-	-	-	-
AG production	-	-	-	-	-
AG real estate	-	-	-	-	-
CRE investment	549	549	-	549	17
Construction & land development	-	-	-	-	-
Residential construction	-	-	-	-	-
Residential first mortgage	253	253	-	199	9
Residential junior mortgage	12	12	-	12	4
Retail & other	-	-	-	-	-
Total	$3,003	$3,003	$163	$2,964	$241

	Acquired Impaired Loans – 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$3,681	$7,874	$-	$4,382	$507
Owner-occupied CRE	1,689	2,256	-	1,333	132
AG production	-	10	-	-	-
AG real estate	248	307	-	233	26
CRE investment	4,741	7,553	-	4,862	448
Construction & land development	1,053	1,053	-	813	57
Residential construction	80	983	-	91	27
Residential first mortgage	2,548	3,400	-	1,978	171
Residential junior mortgage	166	495	-	142	13
Retail & other	12	14	-	12	1
Total	$14,218	$23,945	$-	$13,846	$1,382

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Total Impaired Loans - 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$338	$720	$-	$348	$34
Owner-occupied CRE	2,588	4,661	-	2,700	271
AG production	41	163	-	48	6
AG real estate	240	332	-	245	26
CRE investment	12,552	19,695	-	12,982	1,051
Construction & land development	694	2,122	-	752	112
Residential construction	261	1,348	-	287	82
Residential first mortgage	2,204	3,706	-	2,312	190
Residential junior mortgage	299	639	-	209	17
Retail & other	-	36	-	-	-
Total	$19,217	$33,422	$-	$19,883	$1,789

There were no originated impaired loans as of December 31, 2016. All loans in the table above were acquired loans.

In April 2017, the First Menasha merger added purchased credit impaired loans at a fair value of $5.4 million, net of an initial $5.9 million nonaccretable mark. Also, during the third quarter of 2017 a loan with a fair value of $0.7 million was acquired, net of an initial $2.4 million nonaccretable mark. Including this 2017 activity, total purchased credit impaired loans (in aggregate since the Company’s 2013 acquisitions) were initially recorded at a fair value of $43.6 million on their respective acquisition dates, net of an initial $34.4 million nonaccretable mark and a zero accretable mark. At December 31, 2017, $13.5 million of the $43.6 million remain in impaired loans and $0.7 million of acquired loans have subsequently become impaired, bringing acquired impaired loans to $14.2 million.

Nonaccretable discount on PCI loans:	Years Ended December 31,
(in thousands)	2017	2016
Balance at beginning of period	$14,327	$4,229
Acquired balance, net	8,352	13,923
Accretion to loan interest income	(7,995)	(3,458)
Transferred to accretable	(1,936)	-
Disposals of loans	(3,277)	(367)
Balance at end of period	$9,471	$14,327

Troubled Debt Restructurings

At December 31, 2017, there were eight loans classified as troubled debt restructurings, compared to five loans at December 31, 2016. These eight loans had a pre-modification balance of $6.9 million and at December 31, 2017, had a balance of $5.6 million. There were no loans which were classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during 2017. As of December 31, 2017 there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 5.	PREMISES AND EQUIPMENT

Premises and equipment, less accumulated depreciation and amortization, is summarized as follows as of December 31:

(in thousands)	2017	2016
Land	$5,987	$5,466
Land improvements	3,591	2,656
Building and improvements	39,661	39,598
Leasehold improvements	4,092	4,437
Furniture and equipment	16,342	13,753
	69,673	65,910
Less accumulated depreciation and amortization	22,522	20,048
Premises and equipment, net	$47,151	$45,862

Depreciation and amortization expense amounted to $4.2 million in 2017, $3.2 million in 2016, and $2.4 million in 2015. The Company and certain of its subsidiaries are obligated under non-cancelable operating leases for facilities, certain of which provide for increased rentals based upon increases in cost of living adjustments and other indices. Rent expense under leases totaled $1.1 million in 2017, $0.8 million in 2016, and $0.8 million in 2015.

At December 31, 2017, the approximate minimum annual rentals under these non-cancelable lease agreements with remaining terms in excess of one year are as follows:

Years Ending December 31,	(in thousands)
2018	$1,264
2019	1,227
2020	1,218
2021	976
2022	778
Thereafter	1,049
Total	$6,512

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

NOTE 6.	GOODWILL AND OTHER INTANGIBLES AND MORTGAGE SERVICING RIGHTS

A summary of goodwill and other intangibles, as well as the MSR asset which is included in other assets in the consolidated balance sheets, at December 31 is as follows:

(in thousands)	2017	2016
Goodwill	$107,366	$66,743
Core deposit intangibles	16,477	17,101
Customer list intangibles	4,563	4,094
Other intangibles	21,040	21,195
Goodwill and other intangibles, net	$128,406	$87,938
MSR asset	$3,187	$1,922

Goodwill: Goodwill was $107.4 million at December 31, 2017 and $66.7 million at December 31, 2016. During 2017, goodwill increased due to the First Menasha acquisition. See Note 1 for the Company’s accounting policy for goodwill and see Note 2 for additional information on the Company’s acquisitions.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 6.	GOODWILL AND OTHER INTANGIBLES AND MORTGAGE SERVICING RIGHTS (CONTINUED)

Other intangibles: Other intangible assets, consisting of core deposit intangibles (related to branch or bank acquisitions) and customer list intangibles (related to the customer relationships acquired in the 2016 financial advisor business acquisition), are amortized over their estimated finite lives. During 2017, core deposit intangibles increased due to the First Menasha acquisition and customer list intangibles increased due to a modification to the contingent earn-out payment on the financial advisor business acquired in 2016, fixing the previously variable earn-out payment on a portion of the purchase price. See Note 1 for the Company’s accounting policy for other intangibles and see Note 2 for additional information on the Company’s acquisitions.

(in thousands)	December 31, 2017	December 31, 2016
Core deposit intangibles:
Gross carrying amount	$29,015	$25,345
Accumulated amortization	(12,538)	(8,244)
Net book value	$16,477	$17,101
Additions during the period	$3,670	$17,259
Amortization during the period	$4,294	$3,189

Customer list intangibles:
Gross carrying amount	$5,233	$4,363
Accumulated amortization	(670)	(269)
Net book value	$4,563	$4,094
Additions during the period	$870	$4,363
Amortization during the period	$401	$269

Mortgage servicing rights: A summary of the changes in the MSR asset for the periods indicated is as follows:

(in thousands)	December 31, 2017	December 31, 2016
MSR asset:
MSR asset at beginning of year	$1,922	$193
Capitalized MSR	876	1,023
MSR asset acquired	874	885
Amortization during the period	(485)	(179)
MSR asset at end of year	$3,187	$1,922
Fair value of MSR asset at end of period	$4,097	$2,013
Residential mortgage loans serviced for others	$518,419	$295,353
Net book value of MSR asset to loans serviced for others	0.61%	0.65%

The Company periodically evaluates its mortgage servicing rights asset for impairment. No valuation allowance or impairment charge was recorded for 2017 or 2016. See Note 1 for the Company’s accounting policy for MSRs, see Note 2 for additional information on the Company’s acquisitions, and see Note 20 for additional information on the fair value of the MSR asset.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 6.	GOODWILL AND OTHER INTANGIBLES AND MORTGAGE SERVICING RIGHTS (CONTINUED)

The following table shows the estimated future amortization expense for amortizing intangible assets. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of the December 31, 2017. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset
Years Ending December 31,
2018	$3,915	$449	$566
2019	3,337	449	566
2020	2,657	449	713
2021	2,167	449	317
2022	1,735	449	317
Thereafter	2,666	2,318	708
Total	$16,477	$4,563	$3,187

NOTE 7.	OTHER REAL ESTATE OWNED

A summary of OREO, which is included in other assets in the consolidated balance sheets, for the periods indicated is as follows:

	Years Ended December 31,
(in thousands)	2017	2016
Balance at beginning of period	$2,059	$367
Transfers in at net realizable value	583	237
Sale proceeds	(1,724)	(1,999)
Net gain from sales	258	666
Write-downs	(127)	-
Acquired balance, net	245	2,788
Balance at end of period	$1,294	$2,059

NOTE 8.	dEPOSITS

Brokered deposits were $120.8 million and $20.9 million at December 31, 2017 and 2016, respectively. The average rate on brokered deposits was 0.65% and 1.12% for the years ended December 31, 2017 and 2016, respectively.

At December 31, 2017, the scheduled maturities of time deposits were as follows:

Years Ending December 31,	(in thousands)
2018	$204,592
2019	87,426
2020	36,862
2021	10,672
2022	7,358
Thereafter	-
Total time deposits	$346,910

The aggregate amount of time deposits, each with a minimum denomination of $250,000, was $50.4 million and $33.0 million at December 31, 2017 and 2016, respectively.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 9.	NOTES PAYABLE

The Company had notes payable of $36.5 million and $1.0 million at December 31, 2017 and 2016, respectively, comprised entirely of FHLB advances. The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturities ranging from February 2018 to November 2022. The weighted average rate of the FHLB advances was 1.71% and 1.17% at December 31, 2017 and 2016, respectively. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which had a pledged balance of $313.5 million and $283.8 million at December 31, 2017 and 2016, respectively.

The following table shows the maturity schedule of the notes payable as of December 31, 2017.

Maturing in:	(in thousands)
2018	$1,019
2019	-
2020	10,000
2021	-
2022	25,490
$36,509

The Company has a $10 million line of credit with a third party bank, bearing a variable rate of interest based on one-month LIBOR plus a margin, but subject to a floor rate, with quarterly payments of interest only. At December 31, 2017, the available line was $10 million, the rate was one-month LIBOR plus 2.25% with a 3.25% floor. The outstanding balance was zero at December 31, 2017 and 2016, and the line was not used during 2017 or 2016.

NOTE 10.	JUNIOR SUBORDINATED DEBENTURES

The following table shows the breakdown of junior subordinated debentures as of December 31, 2017 and 2016. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair market value) are being accreted to interest expense over the remaining life of the debentures. All the debentures below are currently callable and may be redeemed in part or in full plus any accrued but unpaid interest.

		Junior Subordinated Debentures
(in thousands)	Maturity Date	Par	12/31/2017 Unamortized Discount	12/31/2017 Carrying Value	12/31/2016 Carrying Value
2004 Nicolet Bankshares Statutory Trust(1)	7/15/2034	$6,186	$-	$6,186	$6,186
2005 Mid-Wisconsin Financial Services, Inc.(2)	12/15/2035	10,310	(3,571)	6,739	6,540
2006 Baylake Corp.(3)	9/30/2036	16,598	(4,356)	12,242	12,006
2004 First Menasha Bancshares, Inc.(4)	3/17/2034	5,155	(706)	4,449	-
Total		$38,249	$(8,633)	$29,616	$24,732

(1)	The interest rate is 8.00% fixed.
(2)	The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 3.02% and 2.39% as of December 31, 2017 and 2016, respectively.
(3)	The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of the three-month LIBOR plus 1.35%, adjusted quarterly. The interest rates were 3.04% and 2.35% as of December 31, 2017 and 2016, respectively.
(4)	The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 2.79%, adjusted quarterly. The interest rate was 4.39% as of December 31, 2017.

Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. At December 31, 2017 and 2016, $28.5 million and $23.7 million, respectively, of trust preferred securities qualify as Tier 1 capital.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 11.	SUBORDINATED NOTES

In 2015 the Company placed an aggregate of $12 million in subordinated Notes in private placements with certain accredited investors. All Notes were issued with 10-year maturities, have a fixed annual interest rate of 5% payable quarterly, are callable on or after the fifth anniversary of their respective issuances dates, and qualify for Tier 2 capital for regulatory purposes. At December 31, 2017, the carrying value of these subordinated notes was $11.9 million.

The $180,000 debt issuance costs associated with the $12 million Notes are being amortized on a straight line basis over the first five years, representing the no-call periods, as additional interest expense. As of December 31, 2017 and 2016, $79,000 and $115,000, respectively, of unamortized debt issuance costs remain and are reflected as a reduction to the carrying value of the outstanding debt.

NOTE 12.	EMPLOYEE AND DIRECTOR BENEFIT PLANS

The Company sponsors two deferred compensation plans, one for certain key management employees and another for directors. Under the management plan, which was amended in 2016, employees designated by the Board of Directors may elect to defer compensation and the Company may at its discretion make nonelective contributions on behalf of one or more eligible plan participants. Upon retirement, termination of employment or at their election, the employee shall become entitled to receive the deferred amounts plus earnings thereon. The liability for the cumulative employee contributions and earnings thereon at December 31, 2017 totaled approximately $152,000 and is included in other liabilities on the consolidated balance sheets. In December 2017, the Company made nonelective contributions totaling $700,000 to selected recipients, to vest and be expensed ratably over five years from the date of grant.

Under the director plan, participating directors may defer up to 100% of their Board compensation towards the purchase of Company common stock at market prices on a quarterly basis that is held in a Rabbi Trust and distributed when each such participating director ends his or her board service. During 2017 and 2016, the director plan purchased 4,427 and 3,796 shares of Company common stock valued at approximately $229,000 and $138,000, respectively. In 2017, common stock valued at approximately $473,000 (and representing 9,900 shares) was distributed to past directors. There were no distributions in 2016. The common stock outstanding and the related director deferred compensation liability are offsetting components of the Company’s equity in the amount of $636,000 at year end 2017 and $641,000 at year end 2016 representing 22,853 shares and 28,510 shares, respectively.

The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 100% of salary compensation on either a pre-tax or after-tax basis, subject to certain IRS limits. Under the plan, the Company matches 100% of participating employee contributions up to 6% of the participant’s gross compensation. The Company contribution vests over five years. The Company can make additional annual discretionary profit sharing contributions, as determined by the Board of Directors. During 2017, 2016 and 2015, the Company’s 401(k) expense was approximately $2.0 million (including a $0.5 million profit sharing contribution), $1.2 million and $0.9 million, respectively. During 2016, the plan was amended and participants can no longer elect to buy Company common stock within their 401(k) portfolio.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 13.	STOCK-BASED COMPENSATION

At December 31, 2017, the Company had three stock-based compensation plans. These plans are administered by a committee of the Board of Directors and provide for the granting of various equity awards in accordance with the plan documents to certain officers, employees and directors of the Company.

The Company’s 2002 Stock Incentive Plan initially covered 125,000 shares of the Company’s common stock. The Company, with subsequent shareholder approval, revised this plan to allow for additional shares in 2005 and in 2008, resulting in a total of 1,175,000 shares reserved for potential stock options under the 2002 Plan.

The Company also adopted, with subsequent shareholder approval, the 2011 Long Term Incentive Plan covering up to 500,000 shares of the Company’s common stock. The Company, with subsequent shareholder approval, revised this plan to allow for 1,000,000 additional shares in 2016, resulting in a total of 1,500,000 shares reserved for potential stock-based awards. This plan provides for certain stock-based awards such as, but not limited to, stock options, stock appreciation rights and restricted common stock, as well as cash performance awards.

As part of the 2016 Baylake acquisition, the Company assumed sponsorship of the Baylake Corp. 2010 Equity Incentive Plan and also assumed 91,701 stock options issued under such plan at the acquisition date. The Company amended the plan to rename it the Nicolet Bankshares, Inc. 2010 Equity Incentive Plan and to provide that no further awards be granted under this plan.

In general, for stock options granted the exercise price will not be less than the fair value of the Company’s common stock on the date of grant, the options will become exercisable based upon vesting terms determined by the committee, and the options will expire ten years after the date of grant. In general, for restricted stock granted the shares are issued at the fair value of the Company’s common stock on the date of grant, are restricted as to transfer, but are not restricted as to dividend payments or voting rights, and the transfer restrictions lapse over time, depending upon vesting terms provided for in the grant and contingent upon continued employment.

As of December 31, 2017, approximately 156,000 shares were available for grant under these plans (collectively the “Stock Incentive Plans”).

A Black-Scholes model is utilized to estimate the fair value of stock options. See Note 1 for the Company’s accounting policy on stock-based compensation. The weighted average assumptions used in the model for valuing stock option grants in 2017 and 2016 were as follows:

	2017	2016
Dividend yield	0%	0%
Expected volatility	25%	25%
Risk-free interest rate	2.14%	1.52%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$15.80	$11.04

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 13.	STOCK-BASED COMPENSATION (CONTINUED)

Activity of the Stock Incentive Plans is summarized in the following tables:

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Exercisable Shares	Weighted Average Exercise Price
Balance – December 31, 2014	967,859	$19.30	630,121	$18.24
Granted	162,000	26.66
Exercise of stock options*	(381,505)	18.00
Forfeited	(2,350)	19.61
Balance – December 31, 2015	746,004	$21.56	325,979	$19.09
Granted	170,500	36.86
Options assumed in acquisition	91,701	21.03
Exercise of stock options*	(84,723)	20.98
Forfeited	(1,456)	21.71
Balance – December 31, 2016	922,026	$24.39	439,639	$19.97
Granted	949,500	49.93
Exercise of stock options*	(209,371)	18.15
Forfeited	(18,900)	35.36
Balance – December 31, 2017	1,643,255	$39.82	371,305	$23.29

*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements, and accordingly 85,422 shares, 10,244 shares and 167,779 shares were surrendered in 2017, 2016 and 2015, respectively.

The following options were outstanding at December 31, 2017:

	Number of Shares		Weighted-Average Exercise Price		Weighted-Average Remaining Life (Years)
	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable
$9.19 – $20.00	130,922	112,672	$16.43	$16.42	2.8	2.6
$20.01 – $25.00	230,245	146,645	23.68	23.61	6.3	5.9
$25.01 – $30.00	145,724	63,524	26.00	26.12	7.0	7.0
$30.01 – $40.00	191,864	48,464	35.81	34.61	8.4	8.0
$40.01 – $56.43	944,500	-	49.94	-	9.4	-
	1,643,255	371,305	$39.82	$23.29	8.1	5.4

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 13.	STOCK-BASED COMPENSATION (CONTINUED)

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The total intrinsic value of options exercised in 2017, 2016 and 2015 was approximately $7.5 million, $1.3 million, and $5.2 million, respectively. The total intrinsic value of exercisable shares at December 31, 2017 was approximately $11.7 million.

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Balance – December 31, 2014	66,231	$18.62
Granted	-	-
Vested*	(29,261)	19.26
Forfeited	(280)	16.50
Balance – December 31, 2015	36,690	$18.70
Granted	31,466	33.68
Vested*	(25,207)	23.58
Forfeited	-	-
Balance – December 31, 2016	42,949	$26.80
Granted	9,240	57.75
Vested*	(20,514)	29.87
Forfeited	(755)	16.50
Balance – December 31, 2017	30,920	$34.26

*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding at the minimum statutory withholding rate, and accordingly 5,266 shares, 7,851 shares and 7,715 shares were surrendered during 2017, 2016 and 2015, respectively.

The Company recognized $3.1 million, $1.6 million and $1.2 million of stock-based compensation expense during the years ended December 31, 2017, 2016 and 2015, respectively, associated with its common stock awards. As of December 31, 2017, there was approximately $17.0 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately three years.

NOTE 14.	STOCKHOLDERS’ EQUITY

As of December 31, 2017, the Board of Directors has authorized the use of up to $30 million to repurchase up to 1,050,000 shares of outstanding common stock. Through December 31, 2017, $24.1 million was used to repurchase and cancel 707,163 common shares at a weighted average price of $34.12 per share including commissions.

On April 28, 2017, in connection with its acquisition of First Menasha, the Company issued 1,309,885 shares of its common stock for consideration of $62.2 million plus cash consideration of $19.3 million. Approximately $0.2 million in direct stock issuance costs for the merger were incurred and charged against additional paid-in capital. See Note 2 for additional information on the Company’s acquisitions.

On April 29, 2016, in connection with its acquisition of Baylake, the Company issued 4,344,243 shares of its common stock for consideration of $163.3 million, and recorded $1.2 million consideration for assumed stock options. Approximately $0.3 million in direct stock issuance costs for the merger were incurred and charged against additional paid-in capital. In connection with the financial advisor business acquisition that completed April 1, 2016, the Company issued $2.6 million in common stock consideration. On February 24, 2016, Nicolet’s common stock moved off the OTCBB and began trading on the Nasdaq Capital Market, also under the trading symbol of “NCBS.”

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 15.	INCOME TAXES

The current and deferred amounts of income tax expense were as follows:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Current	$10,952	$12,708	$5,486
Deferred	4,430	(3,337)	603
Adjustment to the net deferred tax asset for the Tax Cuts and Jobs Act	885	-	-
Income tax expense	$16,267	$9,371	$6,089

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The new law amends the Internal Revenue Code to reduce corporate tax rates and modify various tax policies, credits, and deductions. The corporate federal tax rate was reduced from a maximum of 35% to a flat 21% rate, which is effective for the Company beginning January 1, 2018. As a result of the corporate tax rate reduction, the Company reduced its net deferred tax asset for the year ended December 31, 2017, by $885,000, which was recognized as additional income tax expense.

The differences between the income tax expense recognized and the amount computed by applying the statutory federal income tax rate of 35% to the income before income taxes, less noncontrolling interest, for the years ended as indicated are included in the following table.

	Years Ended December 31,
(in thousands)	2017	2016	2015
Tax on pretax income, less noncontrolling interest, at statutory rates	$17,296	$9,742	$5,956
State income taxes, net of federal effect	2,242	1,339	980
Tax-exempt interest income	(1,073)	(769)	(430)
Non-deductible interest disallowance	28	18	15
Increase in cash surrender value life insurance	(807)	(452)	(338)
Non-deductible business entertainment	168	106	94
Non-deductible merger expenses	65	18	106
Stock-based employee compensation	(62)	(35)	20
Adjustment to the net deferred tax asset for the Tax Cuts and Jobs Act	885	-	-
Deduction attributable to share-based payments *	(1,854)	-	-
Other, net	(621)	(596)	(314)
Income tax expense	$16,267	$9,371	$6,089

* See Recent Accounting Pronouncements Adopted within Note 1 for additional information on the deduction attributable to share-based payments.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 15.	INCOME TAXES (CONTINUED)

The net deferred tax asset includes the following amounts of deferred tax assets and liabilities at December 31:

(in thousands)	2017	2016
Deferred tax assets:
ALLL	$7,806	$13,975
Net operating loss carryforwards	2,694	3,058
Credit carryforwards	1,433	981
Compensation	1,818	3,727
Other	1,379	2,299
Unrealized loss on securities AFS	794	1,743
Total deferred tax assets	15,924	25,783
Deferred tax liabilities:
Premises and equipment	(954)	(681)
Prepaid expenses	(728)	(808)
Investment securities	(1,589)	(2,856)
Core deposit and other intangibles	(4,101)	(6,125)
Estimated section 382 limitation	(543)	(561)
Purchase accounting adjustments to liabilities	(2,113)	(3,192)
Other	(868)	(621)
Total deferred tax liabilities	(10,896)	(14,844)
Net deferred tax assets	$5,028	$10,939

A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2017 and 2016, no valuation allowance was determined to be necessary.

At December 31, 2017, the Company had a federal and state net operating loss carryforward of $4.9 million and $20.3 million, respectively. Of these amounts, the entire $4.9 million of federal net operating loss carryover and $18.0 million of the state net operating loss carryover were the result of the Company’s mergers with Mid-Wisconsin, Baylake, and First Menasha. The federal and state net operating loss carryovers resulting from the mergers have been included in the IRC section 382 limitation calculation and are being limited to the overall amount expected to be realized. The full $2.3 million state net operating loss carried over from the Company’s regular operations is expected to be utilized over the next 14 years and will not expire. The Company’s federal income tax returns are open and subject to examination from the 2014 tax return year and forward. The years open to examination by state and local government authorities varies by jurisdiction.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 16.	COMMITMENTS AND CONTINGENCIES

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees, and standby letters of credit. They involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets. See Note 1 for the Company’s accounting policy on commitments and contingencies.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance-sheet instruments.

A summary of the contract or notional amount of the Company’s exposure to off-balance-sheet risk as of December 31 is as follows:

(in thousands)	2017	2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$680,307	$554,980
Financial standby letters of credit	8,783	12,444
Performance standby letters of credit	9,080	4,898

Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments and the contractual amounts were $28.0 million and $1.8 million, respectively, at December 31, 2017. The fair value of these commitments was not material at December 31, 2017.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial-related commitments to extend credit represented 78% and 80% of the total year-end commitments for 2017 and 2016, respectively, and were predominantly commercial lines of credit that carry a term of one year or less. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Financial and performance standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Financial standby letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while performance standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Both of these guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount. If the commitment is funded, the Company would be entitled to seek recovery from the customer. At December 31, 2017 and 2016, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

The Company has federal funds accommodations with other financial institutions where funds may be borrowed on a short-term basis at the market rate in effect at the time of the borrowing. The total federal funds accommodations as of December 31, 2017 and 2016 were $158 million and $143 million, respectively. At December 31, 2017 and 2016, the Company had no outstanding balance on these lines.

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 17.	RELATED PARTY TRANSACTIONS

The Company conducts transactions, in the normal course of business, with its directors and officers, including companies in which they have a beneficial interest. It is the Company’s policy to comply with federal regulations that require that these transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable transactions to other persons. Related party loans totaled approximately $67.7 million and $54.0 million at December 31, 2017 and 2016, respectively.

As described in Note 1, the Company has a 50% ownership in a joint venture with the Firm in connection with the Company’s headquarters facility. The Firm is considered a related party, as one of its principals is a Board member and shareholder of the Company. During 2017, 2016 and 2015, the Bank incurred approximately $1.1 million, $1.1 million and $1.2 million, respectively, in rent expense to the joint venture. In October 2013, the Company entered into a lease for a new branch location in a facility owned by a different member of the Company’s Board and incurred less than $120,000 annually of rent expense on this facility during 2017, 2016, and 2015. In February 2016, the Company entered into a lease agreement for a non-branch location owned by a relative of a senior management team member and paid approximately $138,000 in 2017 and $100,000 in 2016 to the company owned by the relative. This same relative, who is employed by the Company, received approximately $668,000 in 2017 and $420,000 in 2016 for his compensation as a financial advisor. Another relative of the same senior management team member, who is also employed by the Company, received approximately $257,000 in 2017 and $400,000 in 2016 for his compensation as a financial advisor.

NOTE 18.	GAIN ON SALE, DISPOSAL OR WRITE-DOWN OF ASSETS, NET

Components of the net gain on sale, disposal or write-down of assets are as follows for the years ended December 31:

(in thousands)	2017	2016	2015
Gain on sale of securities AFS, net	$1,220	$78	$625
Gain on sale of OREO, net	258	666	1,471
Write-down of OREO	(127)	-	(424)
Write-down of other investment	-	(500)	-
Gain (loss) on sale or disposition of other assets, net	678	(190)	54
Gain on sale, disposal or write-down of assets, net	$2,029	$54	$1,726

NOTE 19.	REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total, Tier 1 and common equity Tier 1 (“CET1”) capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2017 and 2016, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2017 and 2016, the most recent notifications from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual regulatory capital amounts and ratios as of December 31, 2017 and 2016 are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(dollars in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
As of December 31, 2017:
Company
Total risk-based capital	$299,043	12.8%	$186,475	8.0%
Tier 1 risk-based capital	274,469	11.8	139,856	6.0
Common equity Tier 1 capital	245,214	10.5	104,892	4.5
Leverage	274,469	10.0	109,298	4.0

Bank
Total risk-based capital	$267,165	11.5%	$186,606	8.0%	$233,257	10.0%
Tier 1 risk-based capital	254,512	10.9	139,954	6.0	186,606	8.0
Common equity Tier 1 capital	254,512	10.9	104,966	4.5	151,617	6.5
Leverage	254,512	9.3	109,226	4.0	136,532	5.0

As of December 31, 2016:
Company
Total risk-based capital	$249,723	13.9%	$144,195	8.0%
Tier 1 risk-based capital	226,018	12.5	108,146	6.0
Common equity Tier 1 capital	202,313	11.2	81,110	4.5
Leverage	226,018	10.3	87,566	4.0

Bank
Total risk-based capital	$217,682	12.1%	$144,322	8.0%	$180,403	10.0%
Tier 1 risk-based capital	205,862	11.4	108,242	6.0	144,322	8.0
Common equity Tier 1 capital	205,862	11.4	81,181	4.5	117,262	6.5
Leverage	205,862	9.4	87,329	4.0	109,161	5.0

(1)	The Total risk-based capital ratio is defined as Tier 1 capital plus tier 2 capital divided by total risk-weighted assets. The Tier 1 risk-based capital ratio is defined as Tier 1 capital divided by total risk-weighted assets. CET1 risk-based capital ratio is defined as Tier 1 capital, with deductions for goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities, and limitations on the inclusion of deferred tax assets, mortgage servicing assets and investments in other financial institutions, in each case as provided further in the rules, divided by total risk-weighted assets. The Leverage ratio is defined as Tier 1 capital divided by the most recent quarter’s average total assets as adjusted.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 19.	REGULATORY CAPITAL REQUIREMENTS AND RESTRICTIONS OF DIVIDENDS (CONTINUED)

A source of income and funds for the Company are dividends from the Bank. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal regulatory agencies. During the third quarter of 2016, the Bank requested approval from the regulatory agencies to pay a $15 million special dividend from Bank surplus and it was approved. At December 31, 2017, the Bank had minimal capacity to pay dividends without seeking regulatory approval.

NOTE 20.	FAIR VALUE OF FINANCIAL INFORMATION

Fair value represents the estimated price at which an orderly transaction to sell an asset or transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept), and is a market-based measurement versus an entity-specific measurement.

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

Recurring basis fair value measurements:

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented:

		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
December 31, 2017:
U.S. government agency securities	$26,209	$-	$26,209	$-
State, county and municipals	184,044	-	183,386	658
Mortgage-backed securities	155,532	-	155,529	3
Corporate debt securities	36,797	-	28,307	8,490
Equity securities	2,571	2,571	-	-
Total Securities AFS	$405,153	$2,571	$393,431	$9,151

December 31, 2016:
U.S. government agency securities	$1,963	$-	$1,963	$-
State, county and municipals	187,243	-	186,717	526
Mortgage-backed securities	159,129	-	159,076	53
Corporate debt securities	12,169	-	3,640	8,529
Equity securities	4,783	4,783	-	-
Total Securities AFS	$365,287	$4,783	$351,396	$9,108

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 20.	FAIR VALUE OF FINANCIAL INFORMATION (CONTINUED)

The following table presents the changes in Level 3 assets measured at fair value on a recurring basis during the years ended December 31:

	Securities AFS
Level 3 Fair Value Measurements:	2017	2016
(in thousands)
Balance at beginning of year	$9,108	$1,666
Purchases	-	2,250
Acquired balance	189	5,192
Paydowns/Sales/Settlements	(146)	-
Balance at end of year	$9,151	$9,108

The following is a description of the valuation methodologies used by the Company for the Securities AFS noted in the tables above. Where quoted market prices on securities exchanges are available, the investment is classified as Level 1. Level 1 investments primarily include exchange-traded equity securities available for sale. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private municipal bonds and corporate debt securities, which include trust preferred security investments. At December 31, 2017 and 2016, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.

Nonrecurring basis fair value measurements:

The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016, aggregated by the level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
December 31, 2017:
Impaired loans	$17,058	$-	$-	$17,058
OREO	1,294	-	-	1,294
MSR asset	3,187	-	-	3,187

December 31, 2016:
Impaired loans	$19,217	$-	$-	$19,217
OREO	2,059	-	-	2,059
MSR asset	1,922	-	-	1,922

The following is a description of the valuation methodologies used by the Company for the items noted in the table above. For individually evaluated impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note. For OREO, the fair value is based upon the estimated fair value of the underlying collateral adjusted for the expected costs to sell. To estimate the fair value of the MSR asset, the underlying serviced loan pools are stratified by interest rate tranche and term of the loan, and a valuation model is used to calculate the present value of the expected future cash flows for each stratum.

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 20.	FAIR VALUE OF FINANCIAL INFORMATION (CONTINUED)

Financial instruments:

The carrying amounts and estimated fair values of the Company's financial instruments are shown below.

December 31, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$154,933	$154,933	$154,933	$-	$-
Certificates of deposit in other banks	1,746	1,746	-	1,746	-
Securities AFS	405,153	405,153	2,571	393,431	9,151
Other investments	14,837	14,837	-	13,142	1,695
Loans held for sale	4,666	4,750	-	4,750	-
Loans, net	2,075,272	2,068,382	-	-	2,068,382
BOLI	64,453	64,453	64,453	-	-
MSR asset	3,187	4,097	-	-	4,097

Financial liabilities:
Deposits	$2,471,064	$2,469,456	$-	$-	$2,469,456
Notes payable	36,509	36,510	-	36,510	-
Junior subordinated debentures	29,616	29,024	-	-	29,024
Subordinated notes	11,921	11,495	-	-	11,495

December 31, 2016
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$129,103	$129,103	$129,103	$-	$-
Certificates of deposit in other banks	3,984	3,992	-	3,992	-
Securities AFS	365,287	365,287	4,783	351,396	9,108
Other investments	17,499	17,499	-	15,779	1,720
Loans held for sale	6,913	6,968	-	6,968	-
Loans, net	1,557,087	1,568,676	-	-	1,568,676
BOLI	54,134	54,134	54,134	-	-
MSR asset	1,922	2,013	-	-	2,013

Financial liabilities:
Deposits	$1,969,986	$1,969,973	$-	$-	$1,969,973
Notes payable	1,000	1,002	-	1,002	-
Junior subordinated debentures	24,732	24,095	-	-	24,095
Subordinated notes	11,885	11,459	-	-	11,459

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

Other investments: The carrying amount of Federal Reserve Bank, Bankers Bank, Federal Agricultural Mortgage Corporation, and FHLB stock is a reasonably accepted fair value estimate given their restricted nature. Fair value is the redeemable (carrying) value based on the redemption provisions of the instruments which is considered a Level 2 measurement. The carrying amount of the remaining other investments (particularly common stocks of companies or other banks that are not publicly traded) approximates their fair value, determined primarily by analysis of company financial statements and recent capital issuances of the respective companies or banks, if any, and represents a Level 3 measurement.

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

MSR asset: To estimate the fair value of the MSR asset, the underlying serviced loan pools are stratified by interest rate tranche and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum. When the carrying value of the MSR asset related to a stratum exceeds its fair value, the stratum is recorded at fair value, generally through a valuation allowance. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value of the MSR asset is considered a Level 3 measurement.

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

Off-balance-sheet financial instruments: At December 31, 2017 and 2016, the estimated fair value of letters of credit, of loan commitments on which the committed interest rate is less than the current market rate, and of outstanding mandatory commitments to sell residential mortgages into the secondary market were not significant.

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

NOTE 21.	PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed parent company only financial statements of Nicolet Bankshares, Inc. follow:

Balance Sheets	December 31,
(in thousands)	2017	2016
Assets
Cash and due from subsidiary	$28,026	$28,265
Investments	4,021	6,361
Investments in subsidiaries	379,640	284,416
Goodwill	(3,266)	(2,850)
Other assets	147	398
Total assets	$408,568	$316,590

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$29,616	$24,732
Subordinated notes	11,921	11,885
Other liabilities	2,853	4,026
Stockholders’ equity	364,178	275,947
Total liabilities and stockholders’ equity	$408,568	$316,590

Statements of Income	Years Ended December 31,
(in thousands)	2017	2016	2015
Interest income	$46	$58	$90
Interest expense	2,415	1,951	1,375
Net interest expense	(2,369)	(1,893)	(1,285)
Dividend income from subsidiaries	32,000	35,500	11,000
Operating expense	(369)	(202)	(258)
Gain (loss) on investments, net	1,411	(500)	228
Income tax benefit	1,329	833	375
Earnings before equity in undistributed income (loss) of subsidiaries	32,002	33,738	10,060
Equity in undistributed income (loss) of subsidiaries	1,148	(15,276)	1,368
Net income	$33,150	$18,462	$11,428

NICOLET BANKSHARES, INC.

Notes to Consolidated Financial Statements

NOTE 21.	PARENT COMPANY ONLY FINANCIAL INFORMATION (CONTINUED)

Statements of Cash Flows	Years Ended December 31,
(in thousands)	2017	2016	2015
Cash Flows From Operating Activities:
Net income attributable to Nicolet Bankshares, Inc.	$33,150	$18,462	$11,428
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts	501	353	228
(Gain) loss on investments, net	(1,411)	500	(228)
Change in other assets and liabilities, net	(1,384)	395	(160)
Equity in undistributed earnings of subsidiaries, net of dividends received	(1,148)	15,276	(1,368)
Net cash provided by operating activities	29,708	34,986	9,900
Cash Flows from Investing Activities:
Proceeds from sale of investments	317	565	378
Purchases of investments	-	-	(1,774)
Net cash from business combinations	(19,287)	(608)	-
Net cash used by investing activities	(18,970)	(43)	(1,396)
Cash Flows From Financing Activities:
Purchase and retirement of common stock	(15,007)	(5,201)	(4,381)
Proceeds from issuance of common stock, net	4,030	1,900	1,721
Capitalized issuance costs, net	-	(260)	-
Proceeds from issuance of subordinated notes, net	-	-	11,820
Redemption of preferred stock	-	(12,200)	(12,200)
Repayment of long-term debt	-	(3,916)	-
Cash dividends paid on preferred stock	-	(633)	(212)
Net cash used by financing activities	(10,977)	(20,310)	(3,252)
Net increase (decrease) in cash	(239)	14,633	5,252
Beginning cash	28,265	13,632	8,380
Ending cash	$28,026	$28,265	$13,632

NOTE 22.	EARNINGS PER COMMON SHARE

See Note 1 for the Company’s accounting policy on earnings per common share. Earnings per common share and related information are summarized as follows:

	Years Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Net income attributable to Nicolet Bankshares, Inc.	$33,150	$18,462	$11,428
Less preferred stock dividends	-	633	212
Net income available to common shareholders	$33,150	$17,829	$11,216

Weighted average common shares outstanding	9,440	7,158	4,004
Effect of dilutive common stock awards	518	356	358
Diluted weighted average common shares outstanding	9,958	7,514	4,362

Basic earnings per common share	$3.51	$2.49	$2.80
Diluted earnings per common share	$3.33	$2.37	$2.57

Options to purchase approximately 0.1 million and 0.2 million shares outstanding for the years ending December 31, 2017 and 2015, respectively, are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. There were no options to purchase shares that were excluded from the calculation of diluted earnings per share for the year ended December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Nicolet Bankshares, Inc.

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nicolet Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company’s auditor since 2005.

Atlanta, Georgia

March 7, 2018

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our Chief Executive Officer and President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of such evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to Nicolet that is required to be included in Nicolet’s periodic filings with the SEC. During the fourth quarter of 2017 there were no significant changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017, was effective.

Porter Keadle Moore, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 is included under the heading “Report of Independent Registered Public Accounting Firm.”

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

The remaining information required in Part III, Item 10 is incorporated by reference to the registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required in Part III, Item 11 is incorporated by reference to the registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	1,674,175	$39.82	155,707
Total at December 31, 2017	1,674,175	$39.82	155,707

(1) Includes 30,920 shares potentially issuable upon the vesting of outstanding restricted stock.

(2) The weighted average exercise price relates only to the exercise of outstanding options included in column (a).

The remaining information required in Part III, Item 12 is incorporated by reference to the registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required in Part III, Item 13 is incorporated by reference to the registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in Part III, Item 14 is incorporated by reference to the registrant’s definitive proxy statement for the 2018 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger Agreement by and between Nicolet Bankshares, Inc. and Baylake Corp., dated September 8, 2015. (1)
2.2	Agreement and Plan of Merger Agreement by and between Nicolet Bankshares, Inc. and First Menasha Bancshares, Inc., dated November 3, 2016. (2)
3.1	Amended and Restated Articles of Incorporation of Nicolet Bankshares, Inc. (3)
3.2	Amended and Restated Bylaws of Nicolet Bankshares, Inc. (4)
4.1	Form of Common Stock Certificate of Nicolet Bankshares, Inc. (5)
4.7	Form of Subordinated Note. (6)
4.8	First Supplemental Indenture, dated April 29, 2016, by and among Nicolet, Baylake Corp. and Wilmington Trust Company. (7)
10.1	[Reserved]
10.2	[Reserved]
10.3	[Reserved]
10.4†	Nicolet Bankshares, Inc. 2002 Stock Incentive Plan, as amended, and forms of award documents. (8)
10.5†	Nicolet Bankshares, Inc. 2011 Long Term Incentive Plan, as amended and restated effective April 29, 2016 and approved by the shareholders of Nicolet Bankshares, Inc. on August 10, 2016 and forms of award documents. (9)
10.6†	Nicolet National Bank 2002 Deferred Compensation Plan, as amended. (14)
10.7†	Nicolet National Bank 2009 Deferred Compensation Plan for Non-Employee Directors. (5)
10.8†	Employment Agreement, dated April 29, 2016, by and among the Registrant, Nicolet National Bank and Michael E. Daniels. (10)
10.9†	Employment Agreement, dated April 29, 2016, by and among the Registrant, Nicolet National Bank and Robert B. Atwell. (11)
10.10	Lease, dated May 31, 2000, between Washington Square Green Bay, LLC and Green Bay Financial Corporation D/B/A Nicolet National Bank, as amended. (5)
10.11	[Reserved]
10.12†	[Reserved]
10.13†	Nicolet Bankshares, Inc. 2010 Equity Incentive Plan (formerly the Baylake Corp. 2010 Equity Incentive Plan), and forms of award documents. (12)
10.14	[Reserved]
10.15†	Employment Agreement, dated May 31, 2013, by and among the Registrant, Nicolet National Bank and Eric J. Witczak.
10.16†	Nicolet Bankshares, Inc. Employee Stock Purchase Plan (13)
21.1	Subsidiaries of Nicolet Bankshares, Inc.
23.1	Consent of Porter Keadle Moore, LLC.
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following material from Nicolet’s Form 10-K Report for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

(9) Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed June 30, 2016.

(10) Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016 (File No. 001-37700).

(11) Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016 (File No. 001-37700).

(12) Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016 (File No. 001-37700).

(13) Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed March 7, 2018.

(14) Incorporated by reference to the Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 10, 2017 (File No. 001-37700).

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICOLET BANKSHARES, INC.

March 7, 2018	By:	/s/ Robert B. Atwell
Robert B. Atwell, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 7, 2018

/s/ Robert B. Atwell	/s/ Donald J. Long, Jr.
Robert B. Atwell	Donald J. Long, Jr.
Chairman, President and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ Ann K. Lawson	/s/ Dustin J. McClone
Ann K. Lawson	Dustin J. McClone
Chief Financial Officer	Director
(Principal Financial and Accounting Officer)

/s/ Robert W. Agnew	/s/ Susan L. Merkatoris
Robert W. Agnew	Susan L. Merkatoris
Director	Director

/s/ Michael E. Daniels	/s/ Randy J. Rose
Michael E. Daniels	Randy J. Rose
President and Chief Operating Officer, Director	Director

/s/ John N. Dykema	/s/ Oliver Pierce Smith
John N. Dykema	Oliver Pierce Smith
Director	Director

/s/ Terrence R. Fulwiler	/s/ Robert J. Weyers
Terrence R. Fulwiler	Robert J. Weyers
Director	Director

/s/ Christopher J. Ghidorzi
Christopher J. Ghidorzi
Director

/s/ Michael J. Gilson
Michael J. Gilson
Director

/s/ Thomas L. Herlache
Thomas L. Herlache
Director

/s/ Louis J. “Rick” Jeanquart
Louis J. “Rick” Jeanquart
Director

