Form 10-Q
period 2018-03-31
NICOLET BANKSHARES INC
filed 2018-04-27
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 24, 2018 there were 9,643,374 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

NICOLET BANKSHARES, INC.

Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2018 (Unaudited)	December 31, 2017 (Audited)
Assets
Cash and due from banks	$51,523	$86,191
Interest-earning deposits	380,755	68,008
Federal funds sold	737	734
Cash and cash equivalents	433,015	154,933
Certificates of deposit in other banks	1,248	1,746
Securities available for sale (“AFS”), at fair value	401,130	405,153
Other investments	17,431	14,837
Loans held for sale	7,880	4,666
Loans	2,100,597	2,087,925
Allowance for loan losses	(12,765)	(12,653)
Loans, net	2,087,832	2,075,272
Premises and equipment, net	46,263	47,151
Bank owned life insurance (“BOLI”)	64,895	64,453
Goodwill and other intangibles, net	127,224	128,406
Accrued interest receivable and other assets	37,017	35,816
Total assets	$3,223,935	$2,932,433

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$899,481	$631,831
Interest-bearing deposits	1,865,609	1,839,233
Total deposits	2,765,090	2,471,064
Short-term borrowings	-	-
Long-term borrowings	77,112	78,046
Accrued interest payable and other liabilities	17,082	18,444
Total liabilities	2,859,284	2,567,554

Stockholders’ Equity:
Common stock	97	98
Additional paid-in capital	257,470	263,835
Retained earnings	112,905	102,391
Accumulated other comprehensive loss	(6,484)	(2,146)
Total Nicolet Bankshares, Inc. stockholders’ equity	363,988	364,178
Noncontrolling interest	663	701
Total stockholders’ equity and noncontrolling interest	364,651	364,879
Total liabilities, noncontrolling interest and stockholders’ equity	$3,223,935	$2,932,433

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	-	-
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	9,698,997	9,818,247
Common shares issued	9,726,783	9,849,167

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.

Consolidated Statements of Income

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Interest income:
Loans, including loan fees	$28,454	$21,095
Investment securities:
Taxable	1,342	1,069
Tax-exempt	588	565
Other interest income	401	354
Total interest income	30,785	23,083
Interest expense:
Deposits	3,089	1,187
Short-term borrowings	3	21
Long-term borrowings	819	558
Total interest expense	3,911	1,766
Net interest income	26,874	21,317
Provision for loan losses	510	450
Net interest income after provision for loan losses	26,364	20,867
Noninterest income:
Service charges on deposit accounts	1,190	1,008
Mortgage income, net	1,080	842
Trust services fee income	1,606	1,467
Brokerage fee income	1,604	1,259
Card interchange income	1,243	980
BOLI income	442	401
Rent income	308	272
Gain (loss) on sale, disposal or write-down of assets, net	204	(6)
Other income	1,147	546
Total noninterest income	8,824	6,769
Noninterest expense:
Personnel	12,492	9,933
Occupancy, equipment and office	3,787	2,831
Business development and marketing	1,342	929
Data processing	2,320	1,983
FDIC assessments	273	232
Intangibles amortization	1,182	1,163
Other expense	1,246	1,252
Total noninterest expense	22,642	18,323
Income before income tax expense	12,546	9,313
Income tax expense	2,908	3,032
Net income	9,638	6,281
Less: Net income attributable to noncontrolling interest	61	73
Net income attributable to Nicolet Bankshares, Inc.	$9,577	$6,208

Earnings per common share:
Basic	$0.98	$0.72
Diluted	$0.94	$0.69
Weighted average common shares outstanding:
Basic	9,765,375	8,584,289
Diluted	10,224,788	8,958,425

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$9,638	$6,281
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses) arising during the period	(4,658)	2,870
Income tax (expense) benefit	1,257	(1,120)
Total other comprehensive income (loss)	(3,401)	1,750
Comprehensive income	$6,237	$8,031

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance December 31, 2017	$98	$263,835	$102,391	$(2,146)	$701	$364,879
Comprehensive income:
Net income	-	-	9,577	-	61	9,638
Other comprehensive loss	-	-	-	(3,401)	-	(3,401)
Stock compensation expense	-	1,220	-	-	-	1,220
Exercise of stock options, net	-	427	-	-	-	427
Issuance of common stock	-	51	-	-	-	51
Purchase and retirement of common stock	(1)	(8,063)	-	-	-	(8,064)
Distribution from noncontrolling interest	-	-	-	-	(99)	(99)
Adoption of ASU 2016-01 (See Notes 1 and 5)	-	-	937	(937)	-	-
Balance, March 31, 2018	$97	$257,470	$112,905	$(6,484)	$663	$364,651

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$9,638	$6,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,741	1,598
Provision for loan losses	510	450
Increase in cash surrender value of life insurance	(442)	(401)
Stock compensation expense	1,220	384
(Gain) loss on sale, disposal or write-down of assets, net	(204)	6
Gain on sale of loans held for sale, net	(905)	(553)
Proceeds from sale of loans held for sale	47,396	39,269
Origination of loans held for sale	(49,808)	(38,857)
Net change in:
Accrued interest receivable and other assets	(985)	(377)
Accrued interest payable and other liabilities	(105)	(904)
Net cash provided by operating activities	8,056	6,896
Cash Flows From Investing Activities:
Net decrease in certificates of deposit in other banks	498	749
Purchases of securities AFS	(15,901)	(48,222)
Proceeds from calls and maturities of securities AFS	11,835	11,133
Proceeds from sales of other investments	-	5,829
Purchases of other investments	(36)	-
Net increase in loans	(11,313)	(44,795)
Net (increase) decrease in premises and equipment	(400)	344
Net (increase) decrease in other real estate and other assets	(15)	224
Net cash used by investing activities	(15,332)	(74,738)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	294,105	(23,715)
Net increase in short-term borrowings	-	6,000
Repayments of long-term borrowings	(1,062)	-
Purchase and retirement of common stock	(8,064)	(79)
Proceeds from issuance of common stock, net	478	812
Distribution from noncontrolling interest	(99)	-
Net cash provided (used) by financing activities	285,358	(16,982)
Net increase (decrease) in cash and cash equivalents	278,082	(84,824)
Cash and cash equivalents:
Beginning	$154,933	$129,103
Ending *	$433,015	$44,279
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,956	$1,938
Cash paid for taxes	54	-
Transfer of loans and bank premises to other real estate owned	32	513
Capitalized mortgage servicing rights	103	185
Transfer of loans from held for sale to held for investment	-	3,236

* Cash and cash equivalents include restricted cash of $7.5 million and $0 million at March 31, 2018 and 2017, respectively, for the reserve balance required with the Federal Reserve Bank.

See accompanying notes to unaudited consolidated financial statements.

NICOLET BANKSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets, statements of income, comprehensive income, changes in stockholders’ equity and cash flows of Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) and its subsidiaries, for the periods presented, and all such adjustments are of a normal recurring nature. All material intercompany transactions and balances are eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Critical Accounting Policies and Estimates

Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, valuation of loans in acquisition transactions, useful lives for depreciation and amortization, fair value of financial instruments, other-than-temporary impairment calculations, valuation of deferred tax assets, uncertain income tax positions and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses, the determination and assessment of deferred tax assets and liabilities, and the valuation of loans acquired in acquisition transactions; therefore, these are critical accounting policies. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes in applicable banking or tax regulations, and changes to deferred tax estimates. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Developments Adopted

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718). ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718 to the modification to the terms and conditions of a share-based payment award. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the updated guidance effective January 1, 2018 with no material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets versus businesses. The update narrows the definition of a business by adding three principal clarifications (1) if substantially all the fair value of the gross assets in the asset group is concentrated in either a single identifiable asset or group of similar identifiable assets the transaction does not involve a business, (2) if the asset group does not include a minimum of an input and a substantive process, it does not represent a business, and (3) if the integrated set of activities (including its inputs and processes) does not create, or have the ability to create, goods or services to customers, investment income (e.g., dividends or interest) or other revenue, it is not a business. The overall intention is to provide consistency in applying the guidance and make the definition of a business more operable. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied prospectively. The Company adopted the updated guidance effective January 1, 2018 with no material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows to reduce diversity in practice. The amendment requires that a statement of cash flow explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included in cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the statement of cash flow. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied retrospectively to each period presented. The Company adopted the updated guidance effective January 1, 2018 with no material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on specific cash flow issues, including: debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies, and distributions received from equity method investees. The amendments are effective for public business entities for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. The Company adopted the updated guidance effective January 1, 2018 with no material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment also requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities are required to apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted the updated guidance effective January 1, 2018 and recognized a cumulative-effect adjustment of approximately $0.9 million for the after tax impact of the unrealized gain on equity securities. See the consolidated statement of stockholders’ equity and Note 5 for additional disclosures related to this ASU.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued an amendment to defer the effective date for all entities by one year. The updated guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the updated guidance using the modified retrospective approach effective January 1, 2018 with no material impact on its consolidated financial statements. See Note 10 for the new disclosures related to this ASU.

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

Reclassifications

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the 2018 presentation.

Note 2 – Acquisition

On April 28, 2017, the Company consummated its merger with First Menasha Bancshares, Inc. (“First Menasha”) pursuant to the Agreement and Plan of Merger by and between the Company and First Menasha dated November 3, 2016, (the “Merger Agreement”), whereby First Menasha was merged with and into the Company, and The First National Bank-Fox Valley, the wholly owned commercial bank subsidiary of First Menasha serving the Fox Valley area of Wisconsin, was merged with and into Nicolet National Bank (the “Bank”). The system integration was completed, and five branches of First Menasha opened on May 1, 2017, as Nicolet National Bank branches, expanding its presence in Calumet and Winnebago Counties, Wisconsin. The Company closed one of its Calumet County locations concurrently with the First Menasha merger.

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

Note 3 – Earnings per Common Share

Basic earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards (outstanding stock options and unvested restricted stock), if any. Presented below are the calculations for basic and diluted earnings per common share.

	Three Months Ended March 31,
(In thousands except per share data)	2018	2017
Net income attributable to Nicolet Bankshares, Inc.	$9,577	$6,208
Weighted average common shares outstanding	9,765	8,584
Effect of dilutive common stock awards	460	374
Diluted weighted average common shares outstanding	10,225	8,958
Basic earnings per common share*	$0.98	$0.72
Diluted earnings per common share*	$0.94	$0.69

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

For the three months ended March 31, 2018, options to purchase approximately 0.1 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. There was no anti-dilutive effect of options outstanding at March 31, 2017.

Note 4 – Stock-based Compensation

The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants for the three months ended March 31, 2018 were as follows. There were no stock options granted during the three months ended March 31, 2017.

Three Months Ended March 31, 2018
Dividend yield	0%
Expected volatility	25%
Risk-free interest rate	2.48%
Expected average life	7 years
Weighted average per share fair value of options	$17.60

Activity in the Company’s Stock Incentive Plans is summarized in the following tables:

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2017	1,643,255	$39.82
Granted	10,000	54.06
Exercise of stock options *	(19,796)	21.61
Forfeited	(3,500)	42.32
Outstanding – March 31, 2018	1,629,959	$40.12	7.9	$24,569
Exercisable – March 31, 2018	380,909	$23.63	5.3	$11,674

* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements, and accordingly no share were surrendered to the Company for the three months ended March 31, 2018.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the three months ended March 31, 2018 and 2017 was approximately $0.7 million and $1.2 million, respectively.

Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding – December 31, 2017	$34.26	30,920
Granted	56.01	3,000
Vested *	31.45	(6,134)
Forfeited	-	-
Outstanding – March 31, 2018	$37.24	27,786

* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 1,492 shares were surrendered during the three months ended March 31, 2018.

The Company recognized approximately $1.2 million and $384,000 of stock-based compensation expense during the three months ended March 31, 2018 and 2017, respectively, associated with its common stock awards. As of March 31, 2018, there was approximately $15.8 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately four years. The Company recognized a tax benefit of approximately $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

Note 5 - Securities Available for Sale

Amortized costs and fair values of securities available for sale are summarized as follows:

	March 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$26,707	$-	$522	$26,185
State, county and municipals	179,951	75	4,117	175,909
Mortgage-backed securities	155,040	106	4,023	151,123
Corporate debt securities	48,314	210	611	47,913
Total	$410,012	$391	$9,273	$401,130

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$26,586	$-	$377	$26,209
State, county and municipals	186,128	180	2,264	184,044
Mortgage-backed securities	157,705	160	2,333	155,532
Corporate debt securities	36,387	449	39	36,797
Equity securities *	1,287	1,284	-	2,571
Total	$408,093	$2,073	$5,013	$405,153

* Effective January 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income. Such securities are no longer reflected as securities AFS. As a result of this accounting change, in the first quarter of 2018 the Company recognized a cumulative-effect adjustment from accumulated other comprehensive income to retained earnings of approximately $0.9 million in the consolidated statement of stockholders’ equity for the net of tax impact of the unrealized gain on equity securities as of the date of adoption and recognized a loss of $25,000 in the consolidated statements of income for the change in fair value on equity securities since adoption. In addition, the approximately $2.5 million current fair value of equity securities is now reflected within other investments on the consolidated balance sheets rather than as securities AFS. Prior periods have not been restated for the impact of this accounting change. See Note 1 for additional information on this new accounting standard.

The following table represents gross unrealized losses and the related estimated fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	March 31, 2018
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$10,364	$162	$15,821	$360	$26,185	$522	2
State, county and municipals	110,719	2,137	48,123	1,980	158,842	4,117	468
Mortgage-backed securities	73,606	1,522	65,367	2,501	138,973	4,023	228
Corporate debt securities	31,632	611	-	-	31,632	611	16
Total	$226,321	$4,432	$129,311	$4,841	$355,632	$9,273	714

	December 31, 2017
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$26,209	$377	$-	$-	$26,209	$377	2
State, county and municipals	110,157	1,097	49,326	1,167	159,483	2,264	465
Mortgage-backed securities	72,210	735	65,537	1,598	137,747	2,333	215
Corporate debt securities	10,172	39	-	-	10,172	39	5
Total	$218,748	$2,248	$114,863	$2,765	$333,611	$5,013	687

As of March 31, 2018, the Company does not consider its securities AFS with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the three-month periods ended March 31, 2018 or 2017.

The amortized cost and fair values of securities AFS by contractual maturity at March 31, 2018 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; as this is particularly inherent in mortgage-backed securities, these securities are not included in the maturity categories below.

	March 31, 2018
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$17,307	$17,278
Due in one year through five years	128,152	126,324
Due after five years through ten years	102,246	98,947
Due after ten years	7,267	7,458
	254,972	250,007
Mortgage-backed securities	155,040	151,123
Securities available for sale	$410,012	$401,130

There were no sales of securities during the three-month periods ended March 31, 2018 or 2017.

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality

The loan composition as of March 31, 2018 and December 31, 2017 is summarized as follows.

	Total
	March 31, 2018		December 31, 2017
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$650,197	31.0%	$637,337	30.5%
Owner-occupied commercial real estate (“CRE”)	437,672	20.8	430,043	20.6
Agricultural (“AG”) production	33,741	1.6	35,455	1.7
AG real estate	53,412	2.5	51,778	2.5
CRE investment	323,048	15.4	314,463	15.1
Construction & land development	77,708	3.7	89,660	4.3
Residential construction	31,075	1.5	36,995	1.8
Residential first mortgage	365,318	17.4	363,352	17.4
Residential junior mortgage	105,903	5.0	106,027	5.1
Retail & other	22,523	1.1	22,815	1.0
Loans	$2,100,597	100.0%	$2,087,925	100.0%
Less allowance for loan losses	12,765		12,653
Loans, net	$2,087,832		$2,075,272
Allowance for loan losses to loans	0.61%		0.61%

	March 31, 2018				December 31, 2017
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$507,460	39.2%	$142,737	17.7%	$488,600	39.3%	$148,737	17.6%
Owner-occupied CRE	247,049	19.1	190,623	23.7	237,548	19.1	192,495	22.8
AG production	10,515	0.8	23,226	2.9	11,102	0.9	24,353	2.9
AG real estate	30,014	2.3	23,398	2.9	27,831	2.2	23,947	2.8
CRE investment	131,426	10.2	191,622	23.8	113,862	9.2	200,601	23.8
Construction & land development	50,348	3.9	27,360	3.4	56,061	4.5	33,599	4.0
Residential construction	29,104	2.2	1,971	0.2	33,615	2.7	3,380	0.4
Residential first mortgage	202,567	15.7	162,751	20.2	191,186	15.4	172,166	20.4
Residential junior mortgage	67,654	5.2	38,249	4.7	65,643	5.3	40,384	4.8
Retail & other	18,611	1.4	3,912	0.5	18,254	1.4	4,561	0.5
Loans	1,294,748	100.0%	805,849	100.0%	1,243,702	100.0%	844,223	100.0%
Less ALLL	10,699		2,066		10,542		2,111
Loans, net	$1,284,049		$803,783		$1,233,160		$842,112
ALLL to loans	0.83%		0.26%		0.85%		0.25%

A roll forward of the allowance for loan losses for the three months ended March 31, 2018 and 2017, and the year ended December 31, 2017, respectively, is summarized as follows.

	Three Months Ended		Year Ended
(in thousands)	March 31, 2018	March 31, 2017	December 31, 2017
Beginning balance	$12,653	$11,820	$11,820
Provision for loan losses	510	450	2,325
Charge-offs	(430)	(111)	(1,604)
Recoveries	32	30	112
Net charge-offs	(398)	(81)	(1,492)
Ending balance	$12,765	$12,189	$12,653

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

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment at or for the three months ended March 31, 2018:

	TOTAL – Three Months Ended March 31, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,934	$2,607	$129	$296	$1,388	$726	$251	$1,609	$488	$225	$12,653
Provision	545	34	(8)	16	133	(232)	(39)	19	(31)	73	510
Charge-offs	(343)	(31)	-	-	-	-	-	-	-	(56)	(430)
Recoveries	1	1	-	-	-	-	-	-	28	2	32
Net charge-offs	(342)	(30)	-	-	-	-	-	-	28	(54)	(398)
Ending balance	$5,137	$2,611	$121	$312	$1,521	$494	$212	$1,628	$485	$244	$12,765
As percent of ALLL	40.2%	20.5%	0.9%	2.4%	11.9%	3.9%	1.7%	12.8%	3.8%	1.9%	100.0%

ALLL:
Individually evaluated	$115	$-	$-	$-	$35	$-	$-	$-	$-	$-	$150
Collectively evaluated	5,022	2,611	121	312	1,486	494	212	1,628	485	244	12,615
Ending balance	$5,137	$2,611	$121	$312	$1,521	$494	$212	$1,628	$485	$244	$12,765

Loans:
Individually evaluated	$6,273	$1,886	$-	$235	$2,798	$1,049	$80	$3,060	$87	$12	$15,480
Collectively evaluated	643,924	435,786	33,741	53,177	320,250	76,659	30,995	362,258	105,816	22,511	2,085,117
Total loans	$650,197	$437,672	$33,741	$53,412	$323,048	$77,708	$31,075	$365,318	$105,903	$22,523	$2,100,597
Less ALLL	$5,137	$2,611	$121	$312	$1,521	$494	$212	$1,628	$485	$244	$12,765
Net loans	$645,060	$435,061	$33,620	$53,100	$321,527	$77,214	$30,863	$363,690	$105,418	$22,279	$2,087,832

As a further breakdown, the March 31, 2018 ALLL is summarized by originated and acquired as follows:

	Originated – Three Months Ended March 31, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,192	$2,115	$112	$235	$1,154	$628	$200	$1,297	$409	$200	$10,542
Provision	565	47	(6)	16	116	(216)	(30)	20	(28)	73	557
Charge-offs	(343)	(31)	-	-	-	-	-	-	-	(56)	(430)
Recoveries	-	-	-	-	-	-	-	-	28	2	30
Net charge-offs	(343)	(31)	-	-	-	-	-	-	28	(54)	(400)
Ending balance	$4,414	$2,131	$106	$251	$1,270	$412	$170	$1,317	$409	$219	$10,699
As percent of ALLL	41.3%	19.9%	1.0%	2.3%	11.9%	3.9%	1.6%	12.3%	3.8%	2.0	100.0%

ALLL:
Individually evaluated	$115	$-	$-	$-	$35	$-	$-	$-	$-	$-	$150
Collectively evaluated	4,299	2,131	106	251	1,235	412	170	1,317	409	219	10,549
Ending balance	$4,414	$2,131	$106	$251	$1,270	$412	$170	$1,317	$409	$219	$10,699

Loans:
Individually evaluated	$2,686	$343	$-	$-	$1,522	$-	$-	$511	$-	$-	$5,062
Collectively evaluated	504,774	246,706	10,515	30,014	129,904	50,348	29,104	202,056	67,654	18,611	1,289,686
Total loans	$507,460	$247,049	$10,515	$30,014	$131,426	$50,348	$29,104	$202,567	$67,654	$18,611	$1,294,748

Less ALLL	$4,414	$2,131	$106	$251	$1,270	$412	$170	$1,317	$409	$219	$10,699
Net loans	$503,046	$244,918	$10,409	$29,763	$130,156	$49,936	$28,934	$201,250	$67,245	$18,392	$1,284,049

	Acquired – Three Months Ended March 31, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$742	$492	$17	$61	$234	$98	$51	$312	$79	$25	$2,111
Provision	(20)	(13)	(2)	-	17	(16)	(9)	(1)	(3)	-	(47)
Charge-offs	-	-	-	-	-	-	-	-	-	-	-
Recoveries	1	1	-	-	-	-	-	-	-	-	2
Net charge-offs	1	1	-	-	-	-	-	-	-	-	2
Ending balance	$723	$480	$15	$61	$251	$82	$42	$311	$76	$25	$2,066
As percent of ALLL	35.0%	23.2%	0.7%	3.0%	12.1%	4.0%	2.0%	15.1%	3.7%	1.2%	100.0%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	723	480	15	61	251	82	42	311	76	25	2,066
Ending balance	$723	$480	$15	$61	$251	$82	$42	$311	$76	$25	$2,066

Loans:
Individually evaluated	$3,587	$1,543	$-	$235	$1,276	$1,049	$80	$2,549	$87	$12	$10,418
Collectively evaluated	139,150	189,080	23,226	23,163	190,346	26,311	1,891	160,202	38,162	3,900	795,431
Total loans	$142,737	$190,623	$23,226	$23,398	$191,622	$27,360	$1,971	$162,751	$38,249	$3,912	$805,849
Less ALLL	$723	$480	$15	$61	$251	$82	$42	$311	$76	$25	$2,066
Net loans	$142,014	$190,143	$23,211	$23,337	$191,371	$27,278	$1,929	$162,440	$38,173	$3,887	$803,783

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment at or for the year ended December 31, 2017:

	TOTAL – Year Ended December 31, 2017
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL
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

	Originated – Year Ended December 31, 2017
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL
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

	Acquired – Year Ended December 31, 2017
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL
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

The following table presents nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired as of March 31, 2018 and December 31, 2017.

	Total Nonaccrual Loans
(in thousands)	March 31, 2018	% of Total	December 31, 2017	% of Total
Commercial & industrial	$6,434	55.2%	$6,016	46.0%
Owner-occupied CRE	744	6.4	533	4.1
AG production	-	-	-	-
AG real estate	175	1.5	186	1.4
CRE investment	2,105	18.1	4,531	34.6
Construction & land development	-	-	-	-
Residential construction	108	0.9	80	0.6
Residential first mortgage	1,883	16.1	1,587	12.1
Residential junior mortgage	212	1.8	158	1.2
Retail & other	-	-	4	-
Nonaccrual loans	11,661	100.0%	13,095	100.0%
Percent of total loans	0.6%		0.6%

	March 31, 2018				December 31, 2017
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$2,814	51.7%	$3,620	58.3%	$2,296	70.0%	$3,720	37.9%
Owner-occupied CRE	411	7.5	333	5.4	86	2.6	447	4.6
AG production	-	-	-	-	-	-	-	-
AG real estate	-	-	175	2.8	-	-	186	1.9
CRE investment	1,522	28.0	583	9.3	549	16.8	3,982	40.6
Construction & land development	-	-	-	-	-	-	-	-
Residential construction	28	0.5	80	1.3	-	-	80	0.8
Residential first mortgage	672	12.3	1,211	19.5	331	10.1	1,256	12.8
Residential junior mortgage	-	-	212	3.4	12	0.4	146	1.4
Retail & other	-	-	-	-	4	0.1	-	-
Nonaccrual loans	$5,447	100.0%	$6,214	100.0%	$3,278	100.0%	$9,817	100.0%

The following tables present past due loans by portfolio segment as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$470	$6,434	$643,293	$650,197
Owner-occupied CRE	-	744	436,928	437,672
AG production	-	-	33,741	33,741
AG real estate	-	175	53,237	53,412
CRE investment	-	2,105	320,943	323,048
Construction & land development	437	-	77,271	77,708
Residential construction	-	108	30,967	31,075
Residential first mortgage	1,258	1,883	362,177	365,318
Residential junior mortgage	72	212	105,619	105,903
Retail & other	127	-	22,396	22,523
Total loans	$2,364	$11,661	$2,086,572	$2,100,597
Percent of total loans	0.1%	0.6%	99.3%	100.0%

	December 31, 2017
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$211	$6,016	$631,110	$637,337
Owner-occupied CRE	671	533	428,839	430,043
AG production	30	-	35,425	35,455
AG real estate	-	186	51,592	51,778
CRE investment	-	4,531	309,932	314,463
Construction & land development	76	-	89,584	89,660
Residential construction	587	80	36,328	36,995
Residential first mortgage	1,039	1,587	360,726	363,352
Residential junior mortgage	14	158	105,855	106,027
Retail & other	4	4	22,807	22,815
Total loans	$2,632	$13,095	$2,072,198	$2,087,925
Percent of total loans	0.1%	0.6%	99.3%	100.0%

A description of the loan risk categories used by the Company follows:

Grades 1-4, Pass: Credits exhibit adequate cash flows, appropriate management and financial ratios within industry norms and/or are supported by sufficient collateral. Some credits in these rating categories may require a need for monitoring but elements of concern are not severe enough to warrant an elevated rating.

Grade 5, Watch: Credits with this rating are adequately secured and performing but are being monitored due to the presence of various short-term weaknesses which may include unexpected, short-term adverse financial performance, managerial problems, potential impact of a decline in the entire industry or local economy and delinquency issues. Loans to individuals or loans supported by guarantors with marginal net worth or collateral may be included in this rating category.

Grade 6, Special Mention: Credits with this rating have potential weaknesses that, without the Company’s attention and correction may result in deterioration of repayment prospects. These assets are considered Criticized Assets. Potential weaknesses may include adverse financial trends for the borrower or industry, repeated lack of compliance with Company requests, increasing debt to net worth, serious management conditions and decreasing cash flow.

Grade 7, Substandard: Assets with this rating are characterized by the distinct possibility the Company will sustain some loss if deficiencies are not corrected. All foreclosures, liquidations, and nonaccrual loans are considered to be categorized in this rating, regardless of collateral sufficiency.

Grade 8, Doubtful: Assets with this rating exhibit all the weaknesses as one rated Substandard with the added characteristic that such weaknesses make collection or liquidation in full highly questionable.

Grade 9, Loss: Assets in this category are considered uncollectible. Pursuing any recovery or salvage value is impractical but does not preclude partial recovery in the future.

The following tables present total loans by risk categories as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$610,654	$18,692	$11,621	$9,230	$-	$-	$650,197
Owner-occupied CRE	399,911	28,718	4,566	4,477	-	-	437,672
AG production	28,348	2,342	1,383	1,668	-	-	33,741
AG real estate	45,924	2,645	2,316	2,527	-	-	53,412
CRE investment	312,103	7,220	1,215	2,510	-	-	323,048
Construction & land development	73,832	3,092	17	767	-	-	77,708
Residential construction	30,967	-	-	108	-	-	31,075
Residential first mortgage	360,169	1,522	672	2,955	-	-	365,318
Residential junior mortgage	105,659	17	-	227	-	-	105,903
Retail & other	22,523	-	-	-	-	-	22,523
Total loans	$1,990,090	$64,248	$21,790	$24,469	$-	$-	$2,100,597
Percent of total	94.7%	3.1%	1.0%	1.2%	-	-	100.0%

	December 31, 2017
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$597,854	$12,999	$16,129	$10,355	$-	$-	$637,337
Owner-occupied CRE	397,357	23,340	6,442	2,904	-	-	430,043
AG production	30,431	4,000	-	1,024	-	-	35,455
AG real estate	44,321	4,873	-	2,584	-	-	51,778
CRE investment	299,926	8,399	190	5,948	-	-	314,463
Construction & land development	86,011	2,758	17	874	-	-	89,660
Residential construction	36,915	-	-	80	-	-	36,995
Residential first mortgage	358,067	1,868	683	2,734	-	-	363,352
Residential junior mortgage	105,736	117	-	174	-	-	106,027
Retail & other	22,811	-	-	4	-	-	22,815
Total loans	$1,979,429	$58,354	$23,461	$26,681	$-	$-	$2,087,925
Percent of total	94.8%	2.8%	1.1%	1.3%	-	-	100.0%

The following tables present impaired loans as of March 31, 2018 and December 31, 2017.

	Total Impaired Loans – March 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$6,273	$10,457	$115	$6,535	$164
Owner-occupied CRE	1,886	2,397	-	1,908	45
AG production	-	9	-	-	-
AG real estate	235	295	-	242	12
CRE investment	2,798	4,142	35	2,811	128
Construction & land development	1,049	1,049	-	1,051	12
Residential construction	80	983	-	80	-
Residential first mortgage	3,060	3,847	-	3,062	55
Residential junior mortgage	87	407	-	88	7
Retail & Other	12	14	-	12	-
Total	$15,480	$23,600	$150	$15,789	$423
Originated impaired loans	$5,062	$5,062	$150	$5,283	$74
Acquired impaired loans	10,418	18,538	-	10,506	349
Total	$15,480	$23,600	$150	$15,789	$423

	Total Impaired Loans – December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$5,870	$10,063	$163	$6,586	$718
Owner-occupied CRE	1,689	2,256	-	1,333	132
AG production	-	10	-	-	-
AG real estate	248	307	-	233	26
CRE investment	5,290	8,102	-	5,411	465
Construction & land development	1,053	1,053	-	813	57
Residential construction	80	983	-	91	27
Residential first mortgage	2,801	3,653	-	2,177	180
Residential junior mortgage	178	507	-	154	17
Retail & Other	12	14	-	12	1
Total	$17,221	$26,948	$163	$16,810	$1,623
Originated impaired loans	$3,003	$3,003	$163	$2,964	$241
Acquired impaired loans	14,218	23,945	-	13,846	1,382
Total	$17,221	$26,948	$163	$16,810	$1,623

Total purchased credit impaired loans (in aggregate since the Company’s 2013 acquisitions) were initially recorded at a fair value of $43.6 million on their respective acquisition dates, net of an initial $34.4 million non-accretable mark and a zero accretable mark. At March 31, 2018, $10.4 million of the $43.6 million remain in impaired loans.

Non-accretable discount on purchase credit impaired (“PCI”) loans:

	Three Months Ended		Year Ended
(in thousands)	March 31, 2018	March 31, 2017	December 31, 2017
Balance at beginning of period	$9,471	$14,327	$14,327
Acquired balance, net	-	-	8,352
Accretion to loan interest income	(1,544)	(2,160)	(7,995)
Transferred to accretable	(55)	-	(1,936)
Disposals of loans	-	(242)	(3,277)
Balance at end of period	$7,872	$11,925	$9,471

Troubled Debt Restructurings

At March 31, 2018, there were seven loans classified as troubled debt restructurings with a current outstanding balance of $2.1 million and pre-modification balance of $3.4 million. In comparison, at December 31, 2017, there were eight loans classified as troubled debt restructurings with an outstanding balance of $5.6 million and pre-modification balance of $6.9 million. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the three months ended March 31, 2018. As of March 31, 2018, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.

Note 7 – Goodwill and Other Intangibles and Mortgage Servicing Rights

Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s quarterly assessment indicated no impairment charge on goodwill, core deposit intangibles or customer list intangibles was required for the year ended December 31, 2017 or the three months ended March 31, 2018.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2018	December 31, 2017
Goodwill	$107,366	$107,366
Core deposit intangibles	15,407	16,477
Customer list intangibles	4,451	4,563
Other intangibles	19,858	21,040
Goodwill and other intangibles, net	$127,224	$128,406

Goodwill: Goodwill was $107.4 million at both March 31, 2018 and December 31, 2017. During 2017, goodwill increased due to the First Menasha acquisition. See Note 2 for additional information on the First Menasha acquisition.

Other intangible assets: Other intangible assets, consisting of core deposit intangibles (related to branch or bank acquisitions) and customer list intangibles (related to the customer relationships acquired in connection with the 2016 financial advisor business acquisition), are amortized over their estimated finite lives. During 2017, core deposit intangibles increased due to the First Menasha acquisition and customer list intangibles increased due to a modification to the contingent earn-out payment on the financial advisor business acquired in 2016, fixing the previously variable earn-out payment on a portion of the purchase price. See Note 2 for additional information on the First Menasha acquisition.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2018	December 31, 2017
Core deposit intangibles:
Gross carrying amount	$29,015	$29,015
Accumulated amortization	(13,608)	(12,538)
Net book value	$15,407	$16,477
Additions during the period	$-	$3,670
Amortization during the period	$1,070	$4,294
Customer list intangibles:
Gross carrying amount	$5,233	$5,233
Accumulated amortization	(782)	(670)
Net book value	$4,451	$4,563
Additions during the period	$-	$870
Amortization during the period	$112	$401

Mortgage servicing rights: Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date, with the amortization recorded in mortgage income, net, in the consolidated statements of income. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other assets in the consolidated balance sheets. Activity in the mortgage servicing rights asset for the year ended December 31, 2017 and the three months ended March 31, 2018 was as follows:

	Three Months Ended	Year Ended
(in thousands)	March 31, 2018	December 31, 2017
Mortgage servicing rights (MSR) asset:
MSR asset at beginning of year	$3,187	$1,922
Capitalized MSR	103	876
MSR asset acquired	-	874
Amortization during the period	(150)	(485)
MSR asset at end of period	$3,140	$3,187
Fair value of MSR asset at end of period	$4,039	$4,097
Residential mortgage loans serviced for others	$515,263	$518,419
Net book value of MSR asset to loans serviced for others	0.61%	0.61%

The Company periodically evaluates its mortgage servicing rights asset for impairment. At each reporting date, impairment is assessed based on an estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans serviced (predominantly loan type and note interest rate). No valuation or impairment charge was recorded for the year ended December 31, 2017 or the three months ended March 31, 2018. See Note 9 for additional information on the fair value of the MSR asset.

The following table shows the estimated future amortization expense for amortizing intangible assets and the MSR asset. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of the March 31, 2018. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset
Year ending December 31,
2018 (remaining nine months)	$2,845	$337	$434
2019	3,337	449	578
2020	2,657	449	728
2021	2,167	449	326
2022	1,735	449	326
Thereafter	2,666	2,318	748
Total	$15,407	$4,451	$3,140

Note 8 – Short and Long-Term Borrowings

Short-Term Borrowings:

The Company did not have any short-term borrowings (borrowing with an original maturity of one year or less) outstanding at March 31, 2018 or December 31, 2017.

Long-Term Borrowings:

The components of long-term borrowings (borrowing with an original maturity greater than one year) at March 31, 2018 and December 31, 2017 were as follows:

(in thousands)	March 31, 2018	December 31, 2017
FHLB advances	$35,445	$36,509
Junior subordinated debentures	29,736	29,616
Subordinated notes	11,931	11,921
Total long-term borrowings	$77,112	$78,046

FHLB Advances: The FHLB advances bear fixed rates and require interest-only monthly payments. The weighted average rate of the FHLB advances was 1.72% and 1.71% at March 31, 2018 and December 31, 2017, respectively.

The following table shows the maturity schedule of the FHLB advances as of March 31, 2018.

Maturing in:	(in thousands)
2018 (remaining nine months)	$17
2019	-
2020	10,000
2021	-
2022	25,428
$35,445

Junior Subordinated Debentures: The following table shows the breakdown of junior subordinated debentures as of March 31, 2018 and December 31, 2017. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair market value) are being accreted to interest expense over the remaining life of the debentures. All the debentures below are currently callable and may be redeemed in part or in full at par plus any accrued but unpaid interest.

		Junior Subordinated Debentures
(in thousands)	Maturity Date	Par	3/31/2018 Unamortized Discount	3/31/2018 Carrying Value	12/31/2017 Carrying Value
2004 Nicolet Bankshares Statutory Trust(1)	7/15/2034	$6,186	$-	$6,186	$6,186
2005 Mid-Wisconsin Financial Services, Inc.(2)	12/15/2035	10,310	(3,521)	6,789	6,739
2006 Baylake Corp.(3)	9/30/2036	16,598	(4,297)	12,301	12,242
2004 First Menasha Bancshares, Inc.(4)	3/17/2034	5,155	(695)	4,460	4,449
Total		$38,249	$(8,513)	$29,736	$29,616

(1)	The interest rate is 8.00% fixed.
(2)	The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 3.55% and 3.02% as of March 31, 2018 and December 31, 2017, respectively.
(3)	The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of the three-month LIBOR plus 1.35%, adjusted quarterly. The interest rates were 3.66% and 3.04% as of March 31, 2018 and December 31, 2017, respectively.
(4)	The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 2.79%, adjusted quarterly. The interest rate was 4.98% and 4.39% as of March 31, 2018 and December 31, 2017, respectively.

Subordinated Notes: In 2015, the Company placed an aggregate of $12 million in subordinated Notes in private placements with certain accredited investors. All Notes were issued with 10-year maturities, have a fixed annual interest rate of 5% payable quarterly, are callable on or after the fifth anniversary of their respective issuances dates, and qualify for Tier 2 capital for regulatory purposes. The carrying value of these subordinated Notes was $11.9 million at both March 31, 2018 and December 31, 2017.

Note 9 - Fair Value Measurements

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

Recurring basis fair value measurements:

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
March 31, 2018:
U.S. government agency securities	$26,185	$-	$26,185	$-
State, county and municipals	175,909	-	175,778	131
Mortgage-backed securities	151,123	-	151,123	-
Corporate debt securities	47,913	-	39,449	8,464
Securities AFS	$401,130	$-	$392,535	$8,595
Other investments (equity securities) *	$2,546	$2,546	$-	$-

December 31, 2017:
U.S. government agency securities	$26,209	$-	$26,209	$-
State, county and municipals	184,044	-	183,386	658
Mortgage-backed securities	155,532	-	155,529	3
Corporate debt securities	36,797	-	28,307	8,490
Equity securities *	2,571	2,571	-	-
Securities AFS	$405,153	$2,571	$393,431	$9,151

* Effective January 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income. In addition, the approximately $2.5 million current fair value of equity securities is now reflected within other investments on the consolidated balance sheets compared to securities AFS at December 31, 2017. Prior periods have not been restated for the impact of this accounting change. See Note 1 for additional information on this new accounting standard and see Note 5 for additional information on the impact to securities AFS.

The following is a description of the valuation methodologies used by the Company for the securities AFS and equity securities measured at fair value on a recurring basis, as noted in the tables above. Where quoted market prices on securities exchanges are available, the investment is classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private municipal bonds and corporate debt securities, which include trust preferred security investments. At March 31, 2018 and December 31, 2017, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.

The following table presents the changes in the Level 3 securities AFS measured at fair value on a recurring basis:

(in thousands)	Three Months Ended	Year Ended
Level 3 Fair Value Measurements:	March 31, 2018	December 31, 2017
Balance at beginning of year	$9,151	$9,108
Acquired balance	-	189
Paydowns/Sales/Settlements	(556)	(146)
Balance at end of period	$8,595	$9,151

Nonrecurring basis fair value measurements:

The following table presents the Company’s assets measured at fair value on a nonrecurring basis for the periods presented, aggregated by level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
March 31, 2018:
Impaired loans	$15,330	$-	$-	$15,330
Other real estate owned (“OREO”)	1,367	-	-	1,367
MSR asset	3,140	-	-	3,140

December 31, 2017:
Impaired loans	$17,058	$-	$-	$17,058
OREO	1,294	-	-	1,294
MSR asset	3,187	-	-	3,187

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

Financial instruments:

The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

March 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$433,015	$433,015	$433,015	$-	$-
Certificates of deposit in other banks	1,248	1,234	-	1,234	-
Securities AFS	401,130	401,130	-	392,535	8,595
Other investments, including equity securities	17,431	17,431	2,546	13,177	1,708
Loans held for sale	7,880	7,920	-	7,920	-
Loans, net	2,087,832	2,082,372	-	-	2,082,372
BOLI	64,895	64,895	64,895	-	-
MSR asset	3,140	4,039	-	-	4,039

Financial liabilities:
Deposits	$2,765,090	$2,763,061	$-	$-	$2,763,061
FHLB advances	35,445	35,447	-	35,447	-
Junior subordinated debentures	29,736	29,141	-	-	29,141
Subordinated notes	11,931	11,504	-	-	11,504

December 31, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$154,933	$154,933	$154,933	$-	$-
Certificates of deposit in other banks	1,746	1,746	-	1,746	-
Securities AFS	405,153	405,153	2,571	393,431	9,151
Other investments	14,837	14,837	-	13,142	1,695
Loans held for sale	4,666	4,750	-	4,750	-
Loans, net	2,075,272	2,068,382	-	-	2,068,382
BOLI	64,453	64,453	64,453	-	-
MSR asset	3,187	4,097	-	-	4,097

Financial liabilities:
Deposits	$2,471,064	$2,469,456	$-	$-	$2,469,456
FHLB advances	36,509	36,510	-	36,510	-
Junior subordinated debentures	29,616	29,024	-	-	29,024
Subordinated notes	11,921	11,495	-	-	11,495

Not all the financial instruments listed in the table above are subject to the disclosure provisions of ASC 820, as certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash equivalents, bank owned life insurance, short-term borrowings, and nonmaturing deposits. For those financial instruments not previously disclosed the following is a description of the valuation methodologies used.

Certificates of deposits in other banks: Fair values are estimated using discounted cash flow analysis based on current interest rates being offered by instruments with similar terms and represents a Level 2 measurement.

Other investments: The valuation methodologies utilized for exchange-traded equity securities are discussed under “Recurring Basis Fair Value Measurements” above. The carrying amount of Federal Reserve Bank, Bankers Bank, Federal Agricultural Mortgage Corporation, and FHLB stock is a reasonably accepted fair value estimate given their restricted nature. Fair value is the redeemable (carrying) value based on the redemption provisions of the instruments which is considered a Level 2 measurement. The carrying amount of the remaining other investments (particularly common stocks of companies or other banks that are not publicly traded) approximates their fair value, determined primarily by analysis of company financial statements and recent capital issuances of the respective companies or banks, if any, and represents a Level 3 measurement.

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

MSR asset: To estimate the fair value of the MSR asset, the underlying serviced loan pools are stratified by interest rate tranche and term of the loan, and a valuation model is used to calculate the present value of expected future cash flows for each stratum. When the carrying value of the MSR asset related to a stratum exceeds its fair value, the stratum is recorded at fair value, generally through a valuation allowance. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value. As a result, the fair value measurement of MSR asset is considered a Level 3 measurement.

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

FHLB advances: The fair value of the FHLB advances is obtained from the FHLB which uses a discounted cash flow analysis based on current market rates of similar maturity debt securities and represents a Level 2 measurement.

Junior subordinated debentures and subordinated notes: The fair values of these debt instruments utilize a discounted cash flow analysis based on an estimate of current interest rates being offered by instruments with similar terms and credit quality. Since the market for these instruments is limited, the internal evaluation represents a Level 3 measurement.

Lending-related commitments: At March 31, 2018 and December 31, 2017, the estimated fair value of letters of credit, loan commitments on which the committed interest rate is less than the current market rate, and outstanding mandatory commitments to sell residential mortgage loans into the secondary market was insignificant.

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

Note 10 – Revenue Recognition

As of January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective approach. The adoption of the guidance had no material impact on the measurement or recognition of revenue; however, additional disclosures have been added in accordance with the ASU. See Note 1 for additional information on this new accounting standard.

The main types of revenue contracts are:

Service charges on deposit accounts: The deposit contract obligates the Company to serve as a custodian of the customer’s deposited funds and is generally terminable at will be either party. The contract permits the customer to access the funds on deposit and request additional services related to the deposit account. Income for deposit accounts is recognized over the statement cycle period (typically on a monthly basis) or at the time the service is provided, if additional services are requested.

Trust services and brokerage fee income: A contract between the Company and its customers for fiduciary and / or investment administration services on trust accounts and brokerage accounts. Trust services and brokerage fee income is determined as a percentage of assets under management and is recognized over the period the underlying trust or brokerage account is serviced. Such contracts are generally cancellable at any time, with the customer subject to a pro-rated fee in the month of termination.

Card interchange income: A contract between the Company, as a card-issuing bank, and its customers whereby the Company receives a transaction fee from the merchant’s bank whenever a customer uses a debit or credit card to make a purchase. These fees are earned as the service is provided (i.e., when the customer uses a debit or credit card).

Other noninterest income: Other noninterest income includes several items, such as wire transfer income, check cashing fees, check printing fees, safe deposit box rental fees, management fee income, and consulting fees. These fees are generally recognized at the time the service is provided.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) is a bank holding company headquartered in Green Bay, Wisconsin. Nicolet provides a diversified range of traditional banking and wealth management services to individuals and businesses in its market area and through the branch offices of its banking subsidiary, Nicolet National Bank (the “Bank”), in northeastern and central Wisconsin and in Menominee, Michigan.

Forward-Looking Statements

Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Nicolet’s control, include, but are not necessarily limited to the following:

•	operating, legal and regulatory risks, including the effects of legislative or regulatory developments affecting the financial industry generally or Nicolet specifically;
•	economic, political and competitive forces affecting Nicolet’s banking and wealth management businesses;
•	changes in interest rates, monetary policy and general economic conditions, which may impact Nicolet’s net interest income;
•	potential difficulties in integrating the operations of Nicolet with those of acquired entities, if any;
•	compliance or operational risks related to new products, services, ventures, or lines of business, if any, that Nicolet may pursue or implement; and
•	the risk that Nicolet’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements. Nicolet specifically disclaims any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

Overview

The following discussion is management’s analysis of the consolidated financial condition as of March 31, 2018 and December 31, 2017 and results of operations for the three-month periods ended March 31, 2018 and 2017. It should be read in conjunction with Nicolet’s audited consolidated financial statements included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2017.

The timing of Nicolet’s April 2017 acquisition of First Menasha Bancshares, Inc. (“First Menasha”), at approximately 20% of pre-merger assets at the time of acquisition, impacts financial comparisons. Certain income statement results, average balances and related ratios for the first quarter of 2018 and for the third and fourth quarters of 2017 each include three months of First Menasha operations, versus no contribution of First Menasha in the first quarter 2017 period and two months of contribution in the second quarter of 2017. Given the merger activity, quarterly results included non-recurring other direct merger and integration pre-tax expenses of $0.2 million and $0.3 million in the first and second quarters of 2017, respectively.

Performance Summary

Table 1: Earnings Summary and Selected Financial Data

(In thousands, except per share data)	At and for the Quarter Ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Results of operations:
Interest income	$30,785	$29,836	$29,454	$26,880	$23,083
Interest expense	3,911	3,329	3,063	2,353	1,766
Net interest income	26,874	26,507	26,391	24,527	21,317
Provision for loan losses	510	450	975	450	450
Net interest income after provision for loan losses	26,364	26,057	25,416	24,077	20,867
Noninterest income	8,824	8,621	10,164	9,085	6,769
Noninterest expense	22,642	21,858	20,862	20,313	18,323
Income before income tax expense	12,546	12,820	14,718	12,849	9,313
Income tax expense	2,908	3,662	5,133	4,440	3,032
Net income	9,638	9,158	9,585	8,409	6,281
Net income attributable to noncontrolling interest	61	55	74	81	73
Net income attributable to Nicolet Bankshares, Inc.	$9,577	$9,103	$9,511	$8,328	$6,208
Earnings per common share:
Basic	$0.98	$0.93	$0.97	$0.88	$0.72
Diluted	$0.94	$0.88	$0.91	$0.83	$0.69
Common Shares:
Basic weighted average	9,765	9,805	9,837	9,516	8,584
Diluted weighted average	10,225	10,368	10,409	9,992	8,958
Outstanding	9,699	9,818	9,799	9,863	8,605
Period-End Balances:
Loans	$2,100,597	$2,087,925	$2,051,122	$2,009,964	$1,618,279
Allowance for loan losses	12,765	12,653	12,610	12,591	12,189
Goodwill and other intangibles, net	127,224	128,406	129,588	128,871	86,776
Total assets	3,223,935	2,932,433	2,845,730	2,825,917	2,292,644
Deposits	2,765,090	2,471,064	2,366,951	2,389,971	1,946,271
Stockholders’ equity	363,988	364,178	360,426	352,384	285,022
Book value per common share	37.53	37.09	36.78	35.73	33.12
Tangible book value per common share	24.41	24.01	23.56	22.66	23.04
Average Balances:
Loans	$2,114,345	$2,066,974	$2,035,277	$1,888,320	$1,599,701
Interest-earning assets	2,584,070	2,531,066	2,505,073	2,336,124	2,028,291
Goodwill and other intangibles, net	127,801	128,980	129,158	115,698	87,344
Total assets	2,896,533	2,852,400	2,825,542	2,635,925	2,272,836
Deposits	2,436,103	2,385,821	2,377,229	2,214,865	1,929,062
Interest-bearing liabilities	1,925,443	1,835,375	1,854,340	1,779,366	1,526,780
Stockholders’ equity	366,002	361,455	358,227	329,201	280,188
Financial Ratios *:
Return on average assets	1.34%	1.27%	1.34%	1.27%	1.11%
Return on average common equity	10.61%	9.99%	10.53%	10.15%	8.99%
Return on average tangible common equity	16.31%	15.53%	16.47%	15.64%	13.06%
Stockholders’ equity to assets	11.29%	12.42%	12.67%	12.47%	12.43%
Average equity to average assets	12.64%	12.67%	12.68%	12.49%	12.33%
Net interest margin	4.20%	4.21%	4.24%	4.27%	4.32%
Net loan charge-offs to average loans	0.08%	0.08%	0.19%	0.01%	0.02%
Nonperforming loans to total loans	0.56%	0.63%	0.70%	0.84%	0.85%
Nonperforming assets to total assets	0.40%	0.49%	0.55%	0.66%	0.70%
Effective tax rate	23.18%	28.56%	34.88%	34.56%	32.56%
Selected Tax Items:
Tax expense (benefit) on stock-based compensation	$(159)	$(1,678)	$(15)	$(64)	$(97)
Tax expense (benefit) of tax reform items	-	896	-	-	-

* Income statement-related ratios for partial-year periods are annualized.

Net income was $9.6 million for the first quarter of 2018, up $0.5 million over $9.1 million for the fourth quarter of 2017. Net income increased 5% between the linked quarters, while diluted weighted average shares declined 1%, resulting in a 7% increase in diluted earnings per share of $0.94 for first quarter 2018 compared to $0.88 for fourth quarter 2017. Compared to the first quarter of 2017, net income increased 54%, while diluted weighted average shares increased 14% from shares issued in the April 2017 acquisition offset partly by shares repurchased over the year, resulting in a 36% increase in diluted earnings per share between the first quarter periods.

•	Net interest income increased $0.4 million or 1% over fourth quarter 2017, despite fewer earning days, comprised of a $0.9 million increase in interest income (attributable to $0.3 million higher aggregate discount income and higher earning asset volumes) and a $0.5 million increase in interest expense (driven mostly by rising rates). Compared to first quarter 2017, net interest income increased $5.6 million or 26%, predominantly due to the addition of acquired net interest-earning assets, as well as organic growth. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”

•	Noninterest income increased $0.2 million or 2% over fourth quarter 2017, most notably due to $0.2 million of net gains on the sale of fixed assets and $0.3 million of annual card incentives, offset by $0.3 million lower net mortgage income on slower seasonal volumes. Compared to first quarter 2017, noninterest income grew $2.1 million or 30%, aided by the 2017 acquisition and stronger wealth management revenues, as well as the net gain and card incentive in first quarter 2018. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”

•	Noninterest expense increased $0.8 million or 4% over fourth quarter 2017, as expenses reset with the new year, including increases of $0.4 million or 4% in personnel expense, $0.1 million in occupancy (largely elevated utilities and snowplowing), and $0.3 million or 4% across all other noninterest expense categories combined. Compared to first quarter 2017, noninterest expense was up $4.3 million or 24%, primarily attributable to the larger operating base resulting from the 2017 acquisition. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”

•	Income tax expense for first quarter 2018 benefited from the lower corporate tax rate effective in 2018, due to the passage of the Tax Cuts and Jobs Act in December 2017, as well as a $0.2 million tax benefit for the tax impact of stock option exercises. Fourth quarter 2017 income tax expense was impacted by $0.9 million of additional tax expense from the Company’s evaluation of its deferred tax positions under the lower corporate tax rate and a $1.7 million benefit for the tax impact of large stock option exercises during that quarter. First quarter 2017 income tax expense included a $0.1 million tax benefit for the tax impact of stock option exercises. As a result, the effective tax rate was 23.2% for first quarter 2018, 28.6% for fourth quarter 2017, and 32.6% for first quarter 2017.

•	At March 31, 2018, assets were $3.2 billion and deposits were $2.8 billion, both increasing $0.3 billion over December 31, 2017, attributable to a $0.3 billion short-term transaction deposit of a long-standing commercial customer. Excluding the impact of this deposit transaction, total assets and deposits were minimally changed compared to year-end 2017. Compared to March 31, 2017, assets increased $0.9 billion primarily due to the 2017 acquisition, organic growth and the customer deposit noted above.

•	Loans were $2.1 billion at March 31, 2018, 1% higher than year-end 2017 and 30% higher than March 31, 2017 (primarily due to the 2017 acquisition and strong organic growth). Quarterly average loans continued on a rising trend, up 2% over fourth quarter 2017, or 9% annualized, and up 32% from first quarter 2017. For additional information regarding loans, see “Balance Sheet Analysis — Loans.”

•	Total deposits were $2.8 billion at March 31, 2018, $0.3 billion or 12% higher than year-end 2017 (attributable to the customer deposit noted above) and $0.8 billion or 42% higher than March 31, 2017 (primarily due to the 2017 acquisition and strong organic growth). Quarterly average deposits grew 2% over fourth quarter 2017 and increased 26% from first quarter 2017. For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

•	Asset quality remains sound. Nonperforming assets declined to $13 million, representing 0.40% of total assets at March 31, 2018, down favorably from 0.49% at December 31, 2017 and 0.70% at March 31, 2017. For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”

INCOME STATEMENT ANALYSIS

Net Interest Income

Tax-equivalent net interest income is a non-GAAP measure, but is a preferred industry measurement of net interest income (and its use in calculating a net interest margin) as it enhances the comparability of net interest income arising from taxable and tax-exempt sources.

Tables 2 through 4 present information to facilitate the review and discussion of selected average balance sheet items, tax-equivalent net interest income, interest rate spread and net interest margin.

Table 2: Quarterly Average Balance Sheet and Net Interest Income Analysis – Tax-Equivalent Basis

	For the Three Months Ended March 31,
	2018			2017
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Earning assets
Loans, including loan fees (1)(2)	$2,114,345	$28,500	5.39%	$1,599,701	$21,185	5.30%
Investment securities:
Taxable	244,800	1,342	2.19%	208,833	1,069	2.05%
Tax-exempt (2)	156,314	840	2.15%	159,308	1,062	2.67%
Other interest-earning assets	68,611	401	2.35%	60,449	354	2.35%
Total interest-earning assets	2,584,070	$31,083	4.81%	2,028,291	$23,670	4.67%
Other assets, net	312,463			244,545
Total assets	$2,896,533			$2,272,836
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$273,145	$218	0.32%	$224,889	$58	0.10%
Interest-bearing demand	561,638	1,073	0.77%	405,439	402	0.40%
Money market (“MMA”)	590,730	723	0.50%	552,418	194	0.14%
Core time deposits	303,723	866	1.16%	274,940	510	0.75%
Brokered deposits	117,987	209	0.72%	22,510	23	0.41%
Total interest-bearing deposits	1,847,223	3,089	0.68%	1,480,196	1,187	0.33%
Other interest-bearing liabilities	78,220	822	4.20%	46,584	579	4.97%
Total interest-bearing liabilities	1,925,443	3,911	0.82%	1,526,780	1,766	0.47%
Noninterest-bearing demand	588,880			448,866
Other liabilities	16,208			17,002
Stockholders’ equity	366,002			280,188
Total liabilities and stockholders’ equity	$2,896,533			$2,272,836
Net interest income and rate spread		$27,172	3.99%		$21,904	4.20%
Tax-equivalent adjustment		$298			$587
Net interest margin			4.20%			4.32%

(1)	Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% for 2018 periods and 34% for 2017 periods and adjusted for the disallowance of interest expense.

Table 3: Quarterly Volume/Rate Variance – Tax-Equivalent Basis

	For the Three Months Ended March 31, 2018 Compared to March 31, 2017:
	Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)
Earning assets
Loans (2)	$7,053	$262	$7,315
Investment securities:
Taxable	335	(62)	273
Tax-exempt (2)	(20)	(202)	(222)
Other interest-earning assets	4	43	47
Total interest-earning assets	$7,372	$41	$7,413

Interest-bearing liabilities
Savings	$14	$146	$160
Interest-bearing demand	197	474	671
MMA	14	515	529
Core time deposits	58	298	356
Brokered deposits	158	28	186
Total interest-bearing deposits	441	1,461	1,902
Other interest-bearing liabilities	205	38	243
Total interest-bearing liabilities	646	1,499	2,145
Net interest income	$6,726	$(1,458)	$5,268

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% for 2018 periods and 34% for 2017 periods and adjusted for the disallowance of interest expense.

Table 4: Interest Rate Spread, Margin and Average Balance Mix – Tax-Equivalent Basis

	For the Three Months Ended March 31,
	2018			2017
(in thousands)	Average Balance	% of Earning Assets	Yield/Rate	Average Balance	% of Earning Assets	Yield/Rate
Total loans	$2,114,345	81.8%	5.39%	$1,599,701	78.9%	5.30%
Securities and other earning assets	469,725	18.2%	2.20%	428,590	21.1%	2.32%
Total interest-earning assets	$2,584,070	100.0%	4.81%	$2,028,291	100.0%	4.67%

Interest-bearing liabilities	$1,925,443	74.5%	0.82%	$1,526,780	75.3%	0.47%
Noninterest-bearing funds, net	658,627	25.5%		501,511	24.7%
Total funds sources	$2,584,070	100.0%	0.61%	$2,028,291	100.0%	0.35%
Interest rate spread			3.99%			4.20%
Contribution from net free funds			0.21%			0.12%
Net interest margin			4.20%			4.32%

Net interest income in the consolidated statements of income (which excludes any tax-equivalent adjustment) was $26.9 million in the first three months of 2018, 26% higher than $21.3 million in the first three months of 2017. Tax-equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 21% tax rate for 2018 periods and a 34% tax rate for 2017 periods) were $0.3 million for the first three months of 2018 and $0.6 million for the first three months of 2017, resulting in tax-equivalent net interest income of $27.2 million and $21.9 million, respectively.

Tax-equivalent net interest income increased $5.3 million or 24% versus the comparable period in 2017, with $6.7 million from favorable volume and mix variances (due to the addition of First Menasha net interest earning assets, as well as organic growth), partially offset by $1.4 million from unfavorable rate variances (driven mostly by rising rates on funding). Tax-equivalent interest income on earning assets increased $7.4 million or 31% between the three-month periods, primarily due to $7.3 million more interest from loans, including $7.0 million from greater volume and $0.3 million from rates, attributable to $0.3 million higher aggregate discount accretion income (with $0.3 million more related to accretable marks, $0.6 million less from favorably resolved PCI loan marks, and $0.6 million more recovered nonaccrual interest of resolved PCI loans between the periods). Interest expense increased $2.1 million, led by $1.5 million higher interest on interest-bearing liabilities from unfavorable rate variances (reflecting increases in select deposit rates since mid-2017 and general rate pressures influenced by a 100 bps increase in the federal funds rate since January 1, 2017) and $0.6 million of unfavorable volume variances (mostly acquired deposits and a higher proportion of brokered deposits).

The tax-equivalent net interest margin was 4.20% for the first three months of 2018, down 12 bps versus the first three months of 2017. The interest rate spread decreased 21 bps between the first quarter periods due to a higher cost of funds (up 35 bps to 0.82% for first quarter 2018), offset partly by a favorable increase in the earning asset yield (up 14 bps to 4.81% for first quarter 2018, slightly tempered by the lower tax-equivalent rate between 2018 and 2017). The contribution from net free funds increased 9 bps, due to the increase in noninterest-bearing demand deposits and the higher rate environment. Since January 1, 2017, the Federal Reserve raised short-term interest rates by 100 bps to 1.75% as of March 31, 2018 (up 25 bps in each of March 2017, June 2017, December 2017, and March 2018). These increases have impacted the rate earned on cash and variable rate loans, as well as the cost of short-term borrowings and variable rate funding, but have not ratably influenced rates further out on the yield curve; and thus, yields on new investments and pricing on new and renewing loans have improved, but to a lesser degree. Additionally, while both 2018 and 2017 periods experienced favorable income from discount accretion on acquired loans, particularly where such loans pay or resolve at better than their carrying values, such favorable interest flow can be sporadic and will diminish over time.

The earning asset yield was influenced largely by the mix of underlying earning assets, particularly carrying a higher proportion of loans and a lower proportion of investments and other interest-earning assets. Loans represented 82% and 79% of average earning assets for the first three months of 2018 and 2017, respectively, yielding 5.39% and 5.30%, respectively. Non-loan earning assets (investment securities and other interest earning assets combined) represented 18% and 21% of average earning assets for the first three months of 2018, and 2017, respectively, yielding 2.20% and 2.32%, respectively. The 9 bps increase in loan yield between the three-month periods was mostly due to new loans and renewals booked over the year in the rising rate environment and was partly due to the $0.3 million higher aggregate discount income. The 12 bps decrease in non-loan earning assets was primarily attributable to the lower corporate effective tax rate for 2018 reducing the benefit of tax-exempt investment securities.

Average interest-earning assets were $2.6 billion for the first three months of 2018, $0.6 billion, or 27% higher than the first three months of 2017. The change consisted of a $0.5 billion increase in average loans (up 32% to $2.1 billion), a $33 million net increase in investment securities (up 9% to $401 million) and an $8 million increase in other interest-earning assets, predominantly low earning cash.

Nicolet’s cost of funds increased 35 bps to 0.82% for the first three months of 2018 compared to a year ago, driven by the cost of deposits. The average cost of interest-bearing deposits, was 0.68% and 0.33% for the first three months of 2018 and 2017, respectively. The 35 bps increase was partly attributable to the inclusion of higher-costing First Menasha deposits, as well as from increases in select deposit rates made in the second half of 2017 and again selectively in first quarter 2018, responding to general rate pressures influenced by the 100 bps increase in the federal funds rate since the start of 2017.

Average interest-bearing liabilities were $1.9 billion for the first three months of 2018, up $399 million or 26% from the comparable period in 2017, predominantly attributable to acquired balances and organic deposit growth. Interest-bearing deposits represented 96% and 97% of average interest-bearing liabilities for the first three months of 2018 and 2017, respectively, while the mix of average interest-bearing deposits moved largely from higher costing core time deposits to lower costing transaction accounts, and an increase in brokered deposits acquired.

Provision for Loan Losses

The provision for loan losses was $510,000 for the three months ended March 31, 2018, exceeding net charge-offs of $398,000. In comparison, the provision for loan losses for the three months ended March 31, 2017, was $450,000, exceeding net charge-offs of $81,000. Asset quality trends remained strong with continued resolutions of problem loans. The ALLL was $12.8 million (0.61% of loans) at March 31, 2018, compared to $12.7 million (0.61% of loans) at December 31, 2017 and $12.2 million (0.75% of loans) at March 31, 2017. The decline in this ratio from March 31, 2017 is primarily due to recording the First Menasha loan portfolio at fair value with no carryover of its allowance at the time of the merger.

The provision for loan losses is predominantly a function of Nicolet’s methodology and judgment as to qualitative and quantitative factors used to determine the appropriateness of the ALLL. The appropriateness of the ALLL is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies in each portfolio segment, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. For additional information regarding asset quality and the ALLL, see “Balance Sheet Analysis — Loans,” “— Allowance for Loan Losses,” and “— Nonperforming Assets.”

Noninterest Income

Table 5: Noninterest Income

	Three Months Ended March 31,
(in thousands)	2018	2017	$ Change	% Change
Trust services fee income	$1,606	$1,467	$139	9.5%
Brokerage fee income	1,604	1,259	345	27.4
Mortgage income, net	1,080	842	238	28.3
Service charges on deposit accounts	1,190	1,008	182	18.1
Card interchange income	1,243	980	263	26.8
Bank owned life insurance (“BOLI”) income	442	401	41	10.2
Rent income	308	272	36	13.2
Other income	1,147	546	601	110.1
Noninterest income without net gains and losses	$8,620	$6,775	$1,845	27.2%
Gain (loss) on sale, disposal or write-down of assets, net	204	(6)	210	N/M
Total noninterest income	$8,824	$6,769	$2,055	30.4%
N/M means not meaningful.

Noninterest income was $8.8 million for the first three months of 2018, compared to $6.8 million for the first three months of 2017, aided partly by the First Menasha acquisition.

Trust service fees were up $0.1 million or 10% between the first quarter periods due to higher assets under management. Between the first quarter periods, brokerage fees were up $0.3 million or 27%, attributable to growth within the financial advisor business.

Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees, offsetting MSR amortization, valuation changes, if any, and to a smaller degree some related income. Net mortgage income increased $0.2 million or 28% between the comparable first quarter periods due to higher secondary mortgage production (aided by a broader geographic footprint) and increased net servicing fees on the growing portfolio of mortgage loans serviced for others.

Service charges on deposit accounts were $1.2 million for the first three months of 2018, up $0.2 million or 18% over the first three months of 2017, resulting from an increased number of accounts mostly from the First Menasha acquisition and an increase to the fee charged on overdrafts implemented during mid-2017. Card interchange income grew $0.3 million or 27% due to higher volume and activity.

BOLI income was up 10% over the first three months of 2017, commensurate with the growth in average BOLI investments. Other noninterest income was $1.1 million, up $0.6 million or 110% over the first quarter of 2017, mostly attributable to an increase of $0.3 million in income from the equity interest in UFS (a data processing company acquired in the 2016 Baylake merger) and $0.3 million of annual card contract incentives received in first quarter 2018.

The 2018 activity in net gain on sale, disposal or write-down of assets was attributable to $0.2 million of net gains on the sale of fixed assets; while the 2017 activity consisted of a $0.4 million gain on the sale of a former bank branch, offset by $0.4 million of net losses and write-downs on assets and OREO properties, predominantly the write-down on two closed bank branches transferred to OREO.

Noninterest Expense

Table 6: Noninterest Expense

	For the Three Months Ended March 31,
(in thousands)	2018	2017	Change	% Change
Personnel	$12,492	$9,933	$2,559	25.8%
Occupancy, equipment and office	3,787	2,831	956	33.8
Business development and marketing	1,342	929	413	44.5
Data processing	2,320	1,983	337	17.0
FDIC assessments	273	232	41	17.7
Intangibles amortization	1,182	1,163	19	1.6
Other expense	1,246	1,252	(6)	(0.5)
Total noninterest expense	$22,642	$18,323	$4,319	23.6%
Non-personnel expenses	$10,150	$8,390	$1,760	21.0%
Average full-time equivalent employees	544	488	56	11.5%

Total noninterest expense was $22.6 million for the first three months of 2018, compared to $18.3 million for the first three months of 2017 (including approximately $0.2 million attributable to non-recurring, merger-based expenses such as legal and conversion processing costs related to the First Menasha merger). The $4.3 million, or 24%, increase between the first quarter periods was primarily attributable to the larger operating base as a result of the First Menasha acquisition.

Personnel expense was $12.5 million for the first three months of 2018, up $2.6 million or 26% compared to the first three months of 2017, partly due to the expanded workforce resulting from the 2017 acquisition, with average full-time equivalent employees up 11% between the comparable three-month periods. Additionally, the increase results from merit increases between the periods, additional competitive market-based wage increases made more broadly across staff positions at the start of 2018, cash and equity incentives timing, and higher health and other benefits costs.

Occupancy, equipment and office expense was $3.8 million for the first three months of 2018, up $1.0 million or 34% compared to 2017, primarily the result of the larger operating base and higher software and technology costs.

Business development and marketing expense increased $0.4 million, or 45%, between the comparable three-month periods, largely due to $0.3 million higher donation expense, as well as the expanded operating base influencing additional marketing, promotions and media.

Data processing expenses, which are primarily volume-based, rose $0.3 million or 17% between the first quarter periods; however, excluding the $0.1 million of merger-based processing expense from the 2017 period, data processing expense would have increased $0.4 million or 23%, in line with the higher volumes from the 2017 acquisition and organic growth.

Intangible amortization increased due to the addition of core deposit intangibles related to the First Menasha acquisition, offset partly by lower amortization on the aging intangibles of previous acquisitions. Other noninterest expense was minimally changed between the comparable first quarter periods; however, removing the $0.1 million of merger-based legal expenses from the 2017 period, other noninterest expense would have increased $0.1 million or 8% given the larger operating base offset by certain economies of scale.

Income Taxes

Income tax expense was $2.9 million (effective tax rate of 23.2%) for the first three months of 2018, compared to $3.0 million (effective tax rate of 32.6%) for the comparable period of 2017. The underlying corporate tax rate declined to 21% (beginning in 2018) from 35% (for 2017) as a result of the Tax Cuts and Jobs Act passed in December 2017, impacting the effective tax rates between the years. Additionally, a tax benefit of $159,000 and $97,000 was recorded against income tax expense for the three months ended March 31, 2018 and 2017, respectively, related to the tax impact of stock option exercises and vesting of restricted stock.

BALANCE SHEET ANALYSIS

At March 31, 2018, assets were $3.2 billion and deposits were $2.8 billion, both increasing $0.3 billion over December 31, 2017, attributable to a $0.3 billion short-term transaction deposit of a long-standing commercial customer (included in demand deposits). Excluding the impact of this deposit transaction, total assets and deposits were minimally changed compared to year-end 2017. At March 31, 2018, loans were $2.1 billion, up $13 million or 1% over December 31, 2017.

Compared to March 31, 2017, assets increased $0.9 billion or 41%, with $480 million from First Menasha at acquisition, $0.3 billion from the noted customer deposit held in cash, and $0.1 billion from organic growth. Loans increased $0.5 billion or 30% from March 31, 2017, with $351 million from First Menasha at acquisition and $0.1 billion from organic growth, while deposits increased $0.8 billion or 42%, with $375 million from First Menasha at acquisition, $0.3 billion from the noted customer deposit, and $0.1 billion from organic growth.

Total stockholders’ equity was $364 million, relatively unchanged from December 31, 2017, largely due to stock repurchases and net fair value investment changes offsetting first quarter net income. Compared to March 31, 2017, stockholders’ equity increased $79 million, primarily due to earnings and $62 million of common stock consideration issued with the First Menasha acquisition, partially offset by stock repurchases over the year.

Loans

Nicolet services a diverse customer base throughout northeastern and central Wisconsin and in Menominee, Michigan. It continues to concentrate its efforts in originating loans in its local markets and assisting its current loan customers. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2018, no significant industry concentrations existed in Nicolet’s portfolio in excess of 10% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks. See also Note 6, “Loans, Allowance for Loan Losses and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements for additional disclosures on loans.

An active credit risk management process is used to ensure that sound and consistent credit decisions are made. The credit management process is regularly reviewed and the process has been modified over the past several years to further strengthen the controls. Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early problem loan identification and remedial action to minimize losses, an appropriate ALLL, and sound nonaccrual and charge-off policies.

Table 7: Period End Loan Composition

	March 31, 2018		December 31, 2017		March 31, 2017
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$650,197	31.0%	$637,337	30.5%	$468,265	29.0%
Owner-occupied CRE	437,672	20.8	430,043	20.6	368,607	22.8
AG production	33,741	1.6	35,455	1.7	35,037	2.2
Commercial	1,121,610	53.4	1,102,835	52.8	871,909	54.0
AG real estate	53,412	2.5	51,778	2.5	48,499	3.0
CRE investment	323,048	15.4	314,463	15.1	191,274	11.8
Construction & land development	77,708	3.7	89,660	4.3	75,964	4.7
Commercial real estate	454,168	21.6	455,901	21.9	315,737	19.5
Commercial-based loans	1,575,778	75.0	1,558,736	74.7	1,187,646	73.5
Residential construction	31,075	1.5	36,995	1.8	18,390	1.1
Residential first mortgage	365,318	17.4	363,352	17.4	304,479	18.8
Residential junior mortgage	105,903	5.0	106,027	5.1	92,880	5.7
Residential real estate	502,296	23.9	506,374	24.3	415,749	25.6
Retail & other	22,523	1.1	22,815	1.0	14,884	0.9
Retail-based loans	524,819	25.0	529,189	25.3	430,633	26.5
Total loans	$2,100,597	100.0%	$2,087,925	100.0%	$1,618,279	100.0%

Broadly, the loan portfolio is 75% commercial-based and 25% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

Commercial-based loans of $1.6 billion increased $17 million or 1% since December 31, 2017, primarily due to a $13 million or 2% increase in commercial and industrial and an $8 million or 2% increase in owner-occupied CRE. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and increased to 31.0% of the total portfolio at March 31, 2018, up from 30.5% at December 31, 2017.

Commercial real estate loans were down slightly ($2 million or less than 1%) from year-end 2017, with a shift in mix. CRE investment loans increased $9 million or 3%, while construction and land development loans decreased $12 million or 13%. Lending in the CRE investment and construction and development categories has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. The acquired First Menasha loan portfolio carried a higher proportion of commercial real estate, influencing the increase in mix after the April 2017 acquisition.

Residential real estate loans represented 23.9% of total loans at March 31, 2018, down slightly (1%) compared to year-end 2017. Residential first mortgage loans include conventional first-lien home mortgages and residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. As part of its management of originating residential mortgage loans, Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with or without retaining the servicing rights. Mortgage loans retained in the portfolio are typically of high quality and have historically had low net charge-off rates.

Retail and other loans represented approximately 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. The loan balances in this portfolio remained relatively unchanged from December 31, 2017 to March 31, 2018.

Allowance for Loan Losses

In addition to the discussion that follows, see also Note 6, “Loans, Allowance for Loan Losses and Credit Quality,” in the Notes to Unaudited Consolidated Financial Statements for additional disclosures on the allowance for loan losses.

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

The level of the ALLL represents management’s estimate of an amount of reserves that provides for estimated probable credit losses in the loan portfolio at the balance sheet date. To assess the appropriateness of the ALLL, an allocation methodology is applied by Nicolet which focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing and forecasted economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect potential credit losses.

Management allocates the ALLL by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve for the estimated shortfall is established for all loans determined to be impaired. The specific reserve in the ALLL is equal to the aggregate collateral or discounted cash flow shortfall calculated from the impairment analyses. Management has defined impaired loans as nonaccrual credit relationships over $250,000, all loans determined to be troubled debt-restructurings (“restructured loans”), plus additional loans with impairment risk characteristics. Second, management allocates the ALLL with historical loss rates by loan segment. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels on an annual basis. The look-back period on which the average historical loss rates are determined is a rolling 20-quarter (5 year) average. Lastly, management allocates the ALLL to the remaining loan portfolio using the qualitative factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience of each loan segment. Management conducts its allocation methodology on both the originated loans and on the acquired loans separately to account for differences, such as different loss histories and qualitative factors, between the two loan portfolios.

At March 31, 2018, the ALLL was $12.8 million compared to $12.7 million at December 31, 2017. The three-month increase was a result of a first quarter 2018 provision of $510,000 offset by net charge-offs of $398,000. Comparatively, the provision for loan losses in the first three months of 2017 was $450,000 and net charge-offs were $81,000. Annualized net charge-offs as a percent of average loans were 0.08% in the first three months of 2018 compared to 0.02% for the first three months of 2017 and 0.08% for the entire 2017 year.

The ratio of the ALLL as a percentage of period-end loans was 0.61% at March 31, 2018 and December 31, 2017, and 0.75% at March 31, 2017. The ALLL to loans ratio is impacted by the accounting treatment of Nicolet’s bank acquisitions, which combined at their acquisition dates (from 2013 to 2017) added no ALLL to the numerator and $1.3 billion of loans into the denominator at their then estimated fair values. Remaining outstanding acquired loans were $806 million and $844 million at March 31, 2018 and December 31, 2017, respectively. The related allowance for acquired loans was $2.1 million at both March 31, 2018 and December 31, 2017, with the ALLL to loans ratio at 0.26% and 0.25%, respectively. Originated loans outstanding, the related allowance and the ALLL to loans ratio at March 31, 2018 were $1.3 billion, $10.7 million and 0.83%, respectively, compared to $1.2 billion, $10.5 million and 0.85%, respectively, at December 31, 2017.

Table 8: Allowance for Loan Losses

	For the Three Months Ended		Year Ended
(in thousands)	March 31, 2018	March 31, 2017	December 31, 2017
Allowance for loan losses (ALLL):
Balance at beginning of period	$12,653	$11,820	$11,820
Provision for loan losses	510	450	2,325
Charge-offs	430	111	1,604
Recoveries	(32)	(30)	(112)
Net charge-offs	398	81	1,492
Balance at end of period	$12,765	$12,189	$12,653

Net loan charge-offs (recoveries):
Commercial & industrial	$342	$64	$1,404
Owner-occupied CRE	30	(13)	(30)
Agricultural production	-	-	-
Agricultural real estate	-	-	-
CRE investment	-	-	(1)
Construction & land development	-	13	13
Residential construction	-	-	-
Residential first mortgage	-	(3)	(17)
Residential junior mortgage	(28)	(1)	69
Retail & other	54	21	54
Total net loans charged-off	$398	$81	$1,492

ALLL to total loans	0.61%	0.75%	0.61%
ALLL to net charge-offs	3,207.3%	15,048.1%	848.1%
Net charge-offs to average loans, annualized	0.08%	0.02%	0.08%

Nonperforming Assets

As part of its overall credit risk management process, Nicolet’s management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized. See also Note 6, “Loans, Allowance for Loan Losses and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements for additional disclosures on credit quality.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans decreased to $11.7 million (consisting of $5.5 million originated loans and $6.2 million acquired loans) at March 31, 2018 compared to $13.1 million at December 31, 2017 (consisting of $3.3 million originated loans and $9.8 million acquired loans), with the decline primarily attributable to the favorable resolution of a large purchased credit impaired commercial loan. Nonperforming assets (which include nonperforming loans and OREO) were $13.0 million at March 31, 2018 compared to $14.4 million at December 31, 2017. OREO was $1.4 million at March 31, 2018, up slightly from $1.3 million at year-end 2017, the majority of which is closed bank branch property. Nonperforming assets as a percent of total assets were 0.40% at March 31, 2018 compared to 0.49% at December 31, 2017.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $12.8 million (0.6% of loans) and $13.6 million (0.7% of loans) at March 31, 2018 and December 31, 2017, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 9: Nonperforming Assets

(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Nonperforming loans:
Commercial & industrial	$6,434	$6,016	$352
Owner-occupied CRE	744	533	2,612
AG production	—	—	4
AG real estate	175	186	197
CRE investment	2,105	4,531	6,662
Construction & land development	—	—	924
Residential construction	108	80	97
Residential first mortgage	1,883	1,587	2,666
Residential junior mortgage	212	158	219
Retail & other	—	4	2
Total nonaccrual loans	11,661	13,095	13,735
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$11,661	$13,095	$13,735
OREO:
Commercial real estate owned	$57	$185	$247
Construction & land development real estate owned	—	—	520
Residential real estate owned	70	70	50
Bank property real estate owned	1,240	1,039	1,481
Total OREO	1,367	1,294	2,298
Total nonperforming assets	$13,028	$14,389	$16,033
Performing troubled debt restructurings	$—	$—	$—
Ratios:
Nonperforming loans to total loans	0.56%	0.63%	0.85%
Nonperforming assets to total loans plus OREO	0.62%	0.69%	0.99%
Nonperforming assets to total assets	0.40%	0.49%	0.70%
ALLL to nonperforming loans	109.5%	96.6%	88.7%
ALLL to total loans	0.61%	0.61%	0.75%

Deposits

Deposits represent Nicolet’s largest source of funds. The deposit composition was as follows:

Table 10: Deposits

	March 31, 2018		December 31, 2017		March 31, 2017
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Demand	$899,481	32.5%	$631,831	25.6%	$452,915	23.3%
Money market and NOW accounts	1,238,104	44.8%	1,222,401	49.5%	942,042	48.4%
Savings	279,768	10.1%	269,922	10.9%	234,314	12.0%
Time	347,737	12.6%	346,910	14.0%	317,000	16.3%
Total deposits	$2,765,090	100.0%	$2,471,064	100.0%	$1,946,271	100.0%
Brokered transaction accounts	$68,542	2.5%	$76,141	3.1%	$-	-%
Brokered time deposits	41,807	1.5%	44,645	1.8%	50,645	2.6%
Total brokered deposits	$110,349	4.0%	$120,786	4.9%	$50,645	2.6%

Lending-Related Commitments

As of March 31, 2018 and December 31, 2017, Nicolet had the following off-balance sheet lending-related commitments:

Table 11: Commitments

	March 31,	December 31,
(in thousands)	2018	2017
Commitments to extend credit	$659,535	$680,307
Financial standby letters of credit	8,768	8,783
Performance standby letters of credit	9,362	9,080

Interest rate lock commitments to originate residential mortgage loans held for sale (included above in commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments and represented $31.8 million and $9.8 million, respectively, at March 31, 2018. The fair value of these interest rate lock commitments and forward commitments was not significant at March 31, 2018.

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

Funds are available from a number of basic banking activity sources, including but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of brokered deposits. All securities AFS and equity securities (included in other investments) are reported at fair value on the consolidated balance sheet. At March 31, 2018, approximately 38% of the $401 million securities AFS portfolio was pledged to secure public deposits and short-term borrowings, as applicable, and for other purposes as required by law. Additional funding sources at March 31, 2018, consist of a $10 million available and unused line of credit at the holding company, $158 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $140 million, and borrowing capacity in the brokered deposit market.

Cash and cash equivalents at March 31, 2018 and December 31, 2017 were $433.0 million and $154.9 million, respectively. The increase in cash and cash equivalents since year-end 2017 was largely attributable to a $0.3 billion short-term transactional deposit of a long-standing commercial customer, partially offset by net loan growth, net investment purchases, and common stock purchases. Nicolet’s liquidity resources were sufficient as of March 31, 2018 to fund loans, accommodate deposit cycles and trends, and to meet other cash needs as necessary.

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

Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at March 31, 2018 and December 31, 2017, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 12 below. The results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.

Table 12: Interest Rate Sensitivity

	March 31, 2018	December 31, 2017
200 bps decrease in interest rates	(0.7)%	(1.0)%
100 bps decrease in interest rates	(0.0)%	(0.2)%
100 bps increase in interest rates	(0.1)%	(0.1)%
200 bps increase in interest rates	(0.2)%	(0.2)%

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

As shown in Table 13, Nicolet’s regulatory capital ratios remain well above minimum regulatory ratios. At March 31, 2018, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios as of March 31, 2018 and December 31, 2017 are presented in the following table.

Table 13: Capital

(in millions)	March 31, 2018	December 31, 2017
Company:
Total risk-based capital	$301.1	$299.0
Tier 1 risk-based capital	276.4	274.5
Common equity Tier 1 capital	247.1	245.2
Total capital ratio	12.8%	12.8%
Tier 1 capital ratio	11.8%	11.8%
Common equity tier 1 capital ratio	10.5%	10.5%
Tier 1 leverage ratio	10.0%	10.0%
Bank:
Total risk-based capital	$276.0	$267.2
Tier 1 risk-based capital	263.2	254.5
Common equity Tier 1 capital	263.2	254.5
Total capital ratio	11.8%	11.5%
Tier 1 capital ratio	11.2%	10.9%
Common equity tier 1 capital ratio	11.2%	10.9%
Tier 1 leverage ratio	9.5%	9.3%

In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. During the first quarter of 2018, we utilized $8.0 million to repurchase and cancel approximately 144,600 shares of common stock pursuant to our 2014 common stock repurchase program, bringing the life-to-date cumulative totals to 851,800 shares repurchased for $32.1 million. On February 20, 2018, our board authorized an increase to the program of $12 million or up to 200,000 shares. As a result, there remains $9.9 million authorized under the repurchase program to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions as an alternative source of capital.

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the valuation of loan acquisition transactions, as well as the determination of the allowance for loan losses and income taxes. A discussion of these policies can be found in the “Critical Accounting Policies” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2017 Annual Report on Form 10-K. There have been no changes in the Company’s application of critical accounting policies since December 31, 2017.

Future Accounting Pronouncements

Recent accounting pronouncements adopted are included in Note 1, “Basis of Presentation” of the Notes to Unaudited Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See section “Interest Rate Sensitivity Management and Impact of Inflation” within Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part 1, Item 2.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision, and with the participation, of our Chairman, President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act pursuant to Exchange Act Rule 13a-15). Based upon, and as of the date of such evaluation, the Chairman, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following are Nicolet’s monthly common stock purchases during the first quarter of 2018.

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
	(#)	($)	(#)	(#)
Period
January 1 – January 31, 2018	31,869	$55.23	31,432	312,000
February 1 – February 28, 2018	59,321	$54.54	58,266	453,000
March 1 – March 31, 2018	54,919	$55.75	54,919	398,000
Total	146,109	$55.15	144,617	398,000

(a)	During the first quarter of 2018, the Company repurchased 1,492 shares for minimum tax withholding settlements on restricted stock. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors’ authorization.

(b)	During the first quarter of 2018, Nicolet utilized $8.0 million to repurchase and cancel approximately 144,600 shares of common stock pursuant to our 2014 common stock repurchase program, bringing the life-to-date cumulative totals to $32.1 million to repurchase and cancel approximately 851,800 shares, or a weighted average price of $37.69 per share excluding commissions. On February 20, 2018, our board authorized an increase to the program of $12 million or up to 200,000 shares. At March 31, 2018, approximately $9.9 million remained available to repurchase up to 398,000 common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit
Number	Description
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101*	The following material from Nicolet’s Form 10-Q Report for the three months ended March 31, 2018, formatted in eXtensible Buisness Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

NICOLET BANKSHARES, INC.

April 27, 2018	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

April 27, 2018	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer

