Form 10-Q
period 2018-06-30
NICOLET BANKSHARES INC
filed 2018-08-03
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 001-37700

NICOLET BANKSHARES, INC.

(Exact Name of Registrant as Specified in its Charter)

WISCONSIN (State or Other Jurisdiction of Incorporation or Organization)	47-0871001 (I.R.S. Employer Identification No.)

111 North Washington Street Green Bay, Wisconsin (Address of Principal Executive Offices)	54301 (Zip Code)

(920) 430-1400 (Registrant’s Telephone Number, Including Area Code)

N/A (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2018 there were 9,644,774 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

NICOLET BANKSHARES, INC.

Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2018 (Unaudited)	December 31, 2017 (Audited)
Assets
Cash and due from banks	$62,668	$86,191
Interest-earning deposits	40,661	68,008
Federal funds sold	740	734
Cash and cash equivalents	104,069	154,933
Certificates of deposit in other banks	1,247	1,746
Securities available for sale (“AFS”), at fair value	401,975	405,153
Other investments	17,749	14,837
Loans held for sale	6,037	4,666
Loans	2,128,624	2,087,925
Allowance for loan losses	(12,875)	(12,653)
Loans, net	2,115,749	2,075,272
Premises and equipment, net	46,785	47,151
Bank owned life insurance (“BOLI”)	65,363	64,453
Goodwill and other intangibles, net	126,124	128,406
Accrued interest receivable and other assets	37,053	35,816
Total assets	$2,922,151	$2,932,433

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$621,576	$631,831
Interest-bearing deposits	1,833,960	1,839,233
Total deposits	2,455,536	2,471,064
Short-term borrowings	-	-
Long-term borrowings	77,176	78,046
Accrued interest payable and other liabilities	18,154	18,444
Total liabilities	2,550,866	2,567,554

Stockholders’ Equity:
Common stock	96	98
Additional paid-in capital	254,564	263,835
Retained earnings	122,642	102,391
Accumulated other comprehensive loss	(6,718)	(2,146)
Total Nicolet Bankshares, Inc. stockholders’ equity	370,584	364,178
Noncontrolling interest	701	701
Total stockholders’ equity and noncontrolling interest	371,285	364,879
Total liabilities, noncontrolling interest and stockholders’ equity	$2,922,151	$2,932,433

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	-	-
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	9,642,834	9,818,247
Common shares issued	9,669,350	9,849,167

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.

Consolidated Statements of Income

(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Loans, including loan fees	$27,193	$24,673	$55,647	$45,768
Investment securities:
Taxable	1,597	1,239	2,939	2,308
Tax-exempt	577	592	1,165	1,157
Other interest income	1,178	376	1,579	730
Total interest income	30,545	26,880	61,330	49,963
Interest expense:
Deposits	3,868	1,665	6,957	2,852
Short-term borrowings	5	51	8	72
Long-term borrowings	869	637	1,688	1,195
Total interest expense	4,742	2,353	8,653	4,119
Net interest income	25,803	24,527	52,677	45,844
Provision for loan losses	510	450	1,020	900
Net interest income after provision for loan losses	25,293	24,077	51,657	44,944
Noninterest income:
Trust services fee income	1,671	1,485	3,277	2,952
Brokerage fee income	1,738	1,433	3,342	2,692
Mortgage income, net	1,528	1,406	2,608	2,248
Service charges on deposit accounts	1,200	1,121	2,390	2,129
Card interchange income	1,358	1,173	2,601	2,153
BOLI income	468	454	910	855
Rent income	340	295	648	567
Asset gains (losses), net	972	772	1,176	766
Other income	964	946	2,111	1,492
Total noninterest income	10,239	9,085	19,063	15,854
Noninterest expense:
Personnel	12,674	10,983	25,166	20,916
Occupancy, equipment and office	3,454	3,223	7,241	6,054
Business development and marketing	1,463	1,317	2,805	2,246
Data processing	2,399	2,207	4,719	4,190
FDIC assessments	282	145	555	377
Intangibles amortization	1,100	1,178	2,282	2,341
Other expense	1,079	1,260	2,325	2,512
Total noninterest expense	22,451	20,313	45,093	38,636
Income before income tax expense	13,081	12,849	25,627	22,162
Income tax expense	3,255	4,440	6,163	7,472
Net income	9,826	8,409	19,464	14,690
Less: Net income attributable to noncontrolling interest	89	81	150	154
Net income attributable to Nicolet Bankshares, Inc.	$9,737	$8,328	$19,314	$14,536

Earnings per common share:
Basic	$1.01	$0.88	$1.99	$1.61
Diluted	$0.98	$0.83	$1.93	$1.53

Weighted average common shares outstanding:
Basic	9,639,098	9,515,745	9,701,888	9,052,590
Diluted	9,969,854	9,991,625	10,032,304	9,521,206

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.

Consolidated Statements of Comprehensive Income

(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$9,826	$8,409	$19,464	$14,690
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses) arising during the period	(320)	1,981	(4,978)	4,851
Reclassification adjustment for net gains included in income	-	2	-	2
Income tax (expense) benefit	86	(746)	1,343	(1,866)
Total other comprehensive income (loss)	(234)	1,237	(3,635)	2,987
Comprehensive income	$9,592	$9,646	$15,829	$17,677

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.

Consolidated Statement of Stockholders’ Equity

(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance December 31, 2017	$98	$263,835	$102,391	$(2,146)	$701	$364,879
Comprehensive income:
Net income	-	-	19,314	-	150	19,464
Other comprehensive loss	-	-	-	(3,635)	-	(3,635)
Stock-based compensation expense	-	2,314	-	-	-	2,314
Exercise of stock options, net	-	962	-	-	-	962
Issuance of common stock	-	108	-	-	-	108
Purchase and retirement of common stock	(2)	(12,655)	-	-	-	(12,657)
Distribution to noncontrolling interest	-	-	-	-	(150)	(150)
Adoption of ASU 2016-01 (See Notes 1 and 5)	-	-	937	(937)	-	-
Balance, June 30, 2018	$96	$254,564	$122,642	$(6,718)	$701	$371,285

See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.

Consolidated Statements of Cash Flows

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$19,464	$14,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,121	3,677
Provision for loan losses	1,020	900
Increase in cash surrender value of life insurance	(910)	(855)
Stock-based compensation expense	2,314	919
Asset gains (losses), net	(1,176)	(766)
Gain on sale of loans held for sale, net	(2,235)	(2,005)
Proceeds from sale of loans held for sale	115,515	94,371
Origination of loans held for sale	(114,926)	(95,399)
Net change in:
Accrued interest receivable and other assets	(3,223)	1,729
Accrued interest payable and other liabilities	1,054	(1,840)
Net cash provided by operating activities	20,018	15,421
Cash Flows From Investing Activities:
Net increase in loans	(37,458)	(84,385)
Net decrease in certificates of deposit in other banks	499	999
Purchases of securities AFS	(33,697)	(48,436)
Proceeds from sales of securities AFS	-	10,798
Proceeds from calls and maturities of securities AFS	27,657	25,002
Purchases of other investments	(629)	(891)
Proceeds from sales of other investments	386	6,146
Net increase in premises and equipment	(814)	(1,895)
Net decrease in other real estate and other assets	1,486	2,791
Net cash received in business combination	-	9,119
Net cash used by investing activities	(42,570)	(80,752)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(15,449)	45,074
Proceeds from long-term borrowings	-	10,000
Repayments of long-term borrowings	(1,126)	(4,297)
Purchase and retirement of common stock	(12,657)	(3,895)
Capitalized issuance costs, net	-	(186)
Proceeds from issuance of common stock, net	108	114
Proceeds from exercise of stock options, net	962	1,060
Distribution to noncontrolling interest	(150)	-
Net cash provided (used) by financing activities	(28,312)	47,870
Net decrease in cash and cash equivalents	(50,864)	(17,461)
Cash and cash equivalents:
Beginning	154,933	129,103
Ending *	$104,069	$111,642
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,574	$4,083
Cash paid for taxes	5,325	4,521
Transfer of loans and bank premises to other real estate owned	537	828
Capitalized mortgage servicing rights	275	413
Transfer of loans from held for sale to held for investment	-	3,236
Acquisitions:
Fair value of assets acquired	$-	$439,000
Fair value of liabilities assumed	-	397,000
Net assets acquired	-	42,000

* Cash and cash equivalents include restricted cash of $6.8 million and $1.7 million at June 30, 2018 and 2017, respectively, for the reserve balance required with the Federal Reserve Bank.

See accompanying notes to unaudited consolidated financial statements.

NICOLET BANKSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation

General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets, statements of income, comprehensive income, changes in stockholders’ equity and cash flows of Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) and its subsidiaries, for the periods presented, and all such adjustments are of a normal recurring nature. All material intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets versus businesses. The update narrows the definition of a business by adding three principal clarifications: (1) if substantially all the fair value of the gross assets in the asset group is concentrated in either a single identifiable asset or group of similar identifiable assets the transaction does not involve a business, (2) if the asset group does not include a minimum of an input and a substantive process, it does not represent a business, and (3) if the integrated set of activities (including its inputs and processes) does not create, or have the ability to create, goods or services to customers, investment income (e.g., dividends or interest) or other revenue, it is not a business. The overall intention is to provide consistency in applying the guidance and make the definition of a business more operable. This update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied prospectively. The Company adopted the updated guidance effective January 1, 2018 with no material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows to reduce diversity in practice. The amendment requires that a statement of cash flow explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included in cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the statement of cash flow. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied retrospectively to each period presented. The Company adopted the updated guidance effective January 1, 2018 with no material impact on its consolidated financial statements. See the consolidated statements of cash flows for additional disclosures related to this ASU.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment also requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities are required to apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted the updated guidance effective January 1, 2018 and recognized a cumulative-effect adjustment at adoption of approximately $0.9 million for the after tax impact of the unrealized gain on equity securities. See the consolidated statement of stockholders’ equity and Note 5 for additional disclosures related to this ASU.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with several subsequent updates. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Topic 606 provides a five-step model to apply to revenue recognition, consisting of the following: (1) identify the contract; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when or as the performance obligation is satisfied. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the updated guidance using the modified retrospective approach effective January 1, 2018, with no material impact on its consolidated financial statements. See Note 10 for the new disclosures related to this ASU.

Operating Segment

While the chief-operating decision makers monitor the revenue streams of the various products and services, and evaluate costs, balance sheet positions and quality, all such products, services and activities are directly or indirectly related to the business of community banking, with no regular, formal or material segment delineations. Operations are managed and financial performance is evaluated on a company-wide basis, and accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net income attributable to Nicolet Bankshares, Inc.	$9,737	$8,328	$19,314	$14,536

Weighted average common shares outstanding	9,639	9,516	9,702	9,053
Effect of dilutive common stock awards	331	476	330	468
Diluted weighted average common shares outstanding	9,970	9,992	10,032	9,521

Basic earnings per common share*	$1.01	$0.88	$1.99	$1.61
Diluted earnings per common share*	$0.98	$0.83	$1.93	$1.53

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

For the three and six months ended June 30, 2018, options to purchase approximately 0.1 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. There was no anti-dilutive effect of options outstanding for the three and six months ended June 30, 2017.

Note 4 – Stock-based Compensation

The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. At June 30, 2018, approximately 145,000 shares were available for grant under these stock-based compensation plans.

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants for the six months ended June 30, 2018 and 2017, respectively, were as follows.

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Dividend yield	0%	0%
Expected volatility	25%	25%
Risk-free interest rate	2.48%	2.13%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$17.60	$15.44

Activity in the Company’s Stock Incentive Plans is summarized in the following tables:

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2017	1,643,255	$39.82
Granted	10,000	54.06
Exercise of stock options *	(44,161)	21.79
Forfeited	(3,500)	42.32
Outstanding – June 30, 2018	1,605,594	$40.39	7.8	$23,805
Exercisable – June 30, 2018	531,506	$31.48	6.4	$12,558

* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. No such shares were surrendered to the Company for the six months ended June 30, 2018.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the six months ended June 30, 2018 and 2017 was approximately $1.4 million and $1.8 million, respectively.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding – December 31, 2017	$34.26	30,920
Granted	56.01	3,000
Vested *	28.89	(7,404)
Forfeited	-	-
Outstanding – June 30, 2018	$38.23	26,516

* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 1,615 shares were surrendered during the six months ended June 30, 2018.

The Company recognized approximately $2.3 million and $0.9 million of stock-based compensation expense during the six months ended June 30, 2018 and 2017, respectively, associated with its common stock awards. As of June 30, 2018, there was approximately $14.7 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately four years. The Company recognized a tax benefit of approximately $0.2 million for both the six months ended June 30, 2018 and 2017, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

Note 5 – Securities Available for Sale

Amortized cost and fair value of securities available for sale are summarized as follows:

	June 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$26,986	$-	$636	$26,350
State, county and municipals	170,679	66	3,846	166,899
Mortgage-backed securities	147,420	106	4,276	143,250
Corporate debt securities	66,092	214	830	65,476
Total	$411,177	$386	$9,588	$401,975

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$26,586	$-	$377	$26,209
State, county and municipals	186,128	180	2,264	184,044
Mortgage-backed securities	157,705	160	2,333	155,532
Corporate debt securities	36,387	449	39	36,797
Equity securities *	1,287	1,284	-	2,571
Total	$408,093	$2,073	$5,013	$405,153

* Effective January 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income. Such securities are no longer reflected as securities AFS. As a result of this accounting change, the Company recognized a cumulative-effect adjustment at adoption from accumulated other comprehensive income to retained earnings of approximately $0.9 million in the consolidated statement of stockholders’ equity for the net of tax impact of the unrealized gain on equity securities as of the date of adoption and recognized a gain of approximately $330,000 for the six months ended June 30, 2018, in the consolidated statements of income for the change in fair value on equity securities since adoption. In addition, the approximately $3.1 million current fair value of equity securities is now reflected within other investments on the consolidated balance sheets rather than as securities AFS. Prior periods have not been restated for the impact of this accounting change. See Note 1 for additional information on this new accounting standard.

The following table represents gross unrealized losses and the related estimated fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	June 30, 2018
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$-	$-	$26,350	$636	$26,350	$636	2
State, county and municipals	104,455	1,934	48,091	1,912	152,546	3,846	449
Mortgage-backed securities	71,975	1,715	61,657	2,561	133,632	4,276	223
Corporate debt securities	47,319	830	-	-	47,319	830	25
Total	$223,749	$4,479	$136,098	$5,109	$359,847	$9,588	699

	December 31, 2017
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$26,209	$377	$-	$-	$26,209	$377	2
State, county and municipals	110,157	1,097	49,326	1,167	159,483	2,264	465
Mortgage-backed securities	72,210	735	65,537	1,598	137,747	2,333	215
Corporate debt securities	10,172	39	-	-	10,172	39	5
Total	$218,748	$2,248	$114,863	$2,765	$333,611	$5,013	687

As of June 30, 2018, the Company does not consider its securities AFS with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the six-month periods ended June 30, 2018 or 2017.

The amortized cost and fair value of securities AFS by contractual maturity at June 30, 2018 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; as this is particularly inherent in mortgage-backed securities, these securities are not included in the maturity categories below.

	June 30, 2018
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$16,297	$16,276
Due in one year through five years	150,725	148,289
Due after five years through ten years	89,470	86,698
Due after ten years	7,265	7,462
	263,757	258,725
Mortgage-backed securities	147,420	143,250
Securities available for sale	$411,177	$401,975

Proceeds from the sale of securities AFS were as follows.

	Six Months Ended June 30,
(in thousands)	2018	2017
Gross gains	$-	$5
Gross losses	-	(7)
Gains (losses) on sales of securities AFS, net	$-	$(2)
Proceeds from sales of securities AFS	$-	$10,798

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality

The loan composition as of June 30, 2018 and December 31, 2017 is summarized as follows.

	June 30, 2018		December 31, 2017
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$666,249	31.3%	$637,337	30.5%
Owner-occupied commercial real estate (“CRE”)	448,367	21.1	430,043	20.6
Agricultural (“AG”) production	34,016	1.6	35,455	1.7
AG real estate	53,019	2.5	51,778	2.5
CRE investment	333,893	15.7	314,463	15.1
Construction & land development	75,053	3.5	89,660	4.3
Residential construction	28,701	1.4	36,995	1.8
Residential first mortgage	358,537	16.8	363,352	17.4
Residential junior mortgage	106,592	5.0	106,027	5.1
Retail & other	24,197	1.1	22,815	1.0
Loans	$2,128,624	100.0%	$2,087,925	100.0%
Less allowance for loan losses (“ALLL”)	12,875		12,653
Loans, net	$2,115,749		$2,075,272
Allowance for loan losses to loans	0.60%		0.61%

	June 30, 2018				December 31, 2017
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$534,454	39.3%	$131,795	17.1%	$488,600	39.3%	$148,737	17.6%
Owner-occupied CRE	265,155	19.5	183,212	23.8	237,548	19.1	192,495	22.8
AG production	9,841	0.7	24,175	3.1	11,102	0.9	24,353	2.9
AG real estate	29,598	2.2	23,421	3.0	27,831	2.2	23,947	2.8
CRE investment	144,339	10.6	189,554	24.6	113,862	9.2	200,601	23.8
Construction & land development	50,758	3.8	24,295	3.2	56,061	4.5	33,599	4.0
Residential construction	28,358	2.1	343	0.1	33,615	2.7	3,380	0.4
Residential first mortgage	204,794	15.1	153,743	20.0	191,186	15.4	172,166	20.4
Residential junior mortgage	70,391	5.2	36,201	4.7	65,643	5.3	40,384	4.8
Retail & other	20,765	1.5	3,432	0.4	18,254	1.4	4,561	0.5
Loans	1,358,453	100.0%	770,171	100.0%	1,243,702	100.0%	844,223	100.0%
Less ALLL	10,893		1,982		10,542		2,111
Loans, net	$1,347,560		$768,189		$1,233,160		$842,112
ALLL to loans	0.80%		0.26%		0.85%		0.25%

A roll forward of the allowance for loan losses for the six months ended June 30, 2018 and 2017, and the year ended December 31, 2017, respectively, is summarized as follows.

	Six Months Ended		Year Ended
(in thousands)	June 30, 2018	June 30, 2017	December 31, 2017
Beginning balance	$12,653	$11,820	$11,820
Provision for loan losses	1,020	900	2,325
Charge-offs	(877)	(176)	(1,604)
Recoveries	79	47	112
Net charge-offs	(798)	(129)	(1,492)
Ending balance	$12,875	$12,591	$12,653

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

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment at or for the six months ended June 30, 2018:

	TOTAL – Six Months Ended June 30, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,934	$2,607	$129	$296	$1,388	$726	$251	$1,609	$488	$225	$12,653
Provision	881	199	(17)	8	34	(236)	(47)	57	(45)	186	1,020
Charge-offs	(594)	(64)	-	-	(37)	-	-	(48)	-	(134)	(877)
Recoveries	30	10	-	-	-	-	-	1	29	9	79
Net charge-offs	(564)	(54)	-	-	(37)	-	-	(47)	29	(125)	(798)
Ending balance	$5,251	$2,752	$112	$304	$1,385	$490	$204	$1,619	$472	$286	$12,875
As percent of ALLL	40.7%	21.4%	0.9%	2.4%	10.8%	3.8%	1.6%	12.6%	3.7%	2.1%	100.0%

ALLL:
Individually evaluated	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated	5,251	2,752	112	304	1,385	490	204	1,619	472	286	12,875
Ending balance	$5,251	$2,752	$112	$304	$1,385	$490	$204	$1,619	$472	$286	$12,875

Loans:
Individually evaluated	$5,713	$1,685	$-	$235	$2,736	$522	$80	$2,801	$60	$12	$13,844
Collectively evaluated	660,536	446,682	34,016	52,784	331,157	74,531	28,621	355,736	106,532	24,185	2,114,780
Total loans	$666,249	$448,367	$34,016	$53,019	$333,893	$75,053	$28,701	$358,537	$106,592	$24,197	$2,128,624

Less ALLL	$5,251	$2,752	$112	$304	$1,385	$490	$204	$1,619	$472	$286	$12,875
Net loans	$660,998	$445,615	$33,904	$52,715	$332,508	$74,563	$28,497	$356,918	$106,120	$23,911	$2,115,749

As a further breakdown, the June 30, 2018 ALLL is summarized by originated and acquired as follows:

	Originated – Six Months Ended June 30, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,192	$2,115	$112	$235	$1,154	$628	$200	$1,297	$409	$200	$10,542
Provision	929	232	(13)	14	14	(214)	(33)	83	(37)	183	1,158
Charge-offs	(594)	(64)	-	-	(37)	-	-	(48)	-	(131)	(874)
Recoveries	29	-	-	-	-	-	-	1	28	9	67
Net charge-offs	(565)	(64)	-	-	(37)	-	-	(47)	28	(122)	(807)
Ending balance	$4,556	$2,283	$99	$249	$1,131	$414	$167	$1,333	$400	$261	$10,893
As percent of ALLL	41.8%	21.0%	0.9%	2.3%	10.4%	3.8%	1.5%	12.2%	3.7%	2.4%	100.0%

Loans:
Individually evaluated	$2,373	$338	$-	$-	$951	$-	$-	$255	$-	$-	$3,917
Collectively evaluated	532,081	264,817	9,841	29,598	143,388	50,758	28,358	204,539	70,391	20,765	1,354,536
Total loans	$534,454	$265,155	$9,841	$29,598	$144,339	$50,758	$28,358	$204,794	$70,391	$20,765	$1,358,453

Less ALLL	$4,556	$2,283	$99	$249	$1,131	$414	$167	$1,333	$400	$261	$10,893
Net loans	$529,898	$262,872	$9,742	$29,349	$143,208	$50,344	$28,191	$203,461	$69,991	$20,504	$1,347,560

	Acquired – Six Months Ended June 30, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$742	$492	$17	$61	$234	$98	$51	$312	$79	$25	$2,111
Provision	(48)	(33)	(4)	(6)	20	(22)	(14)	(26)	(8)	3	(138)
Charge-offs	-	-	-	-	-	-	-	-	-	(3)	(3)
Recoveries	1	10	-	-	-	-	-	-	1	-	12
Net charge-offs	1	10	-	-	-	-	-	-	1	(3)	9
Ending balance	$695	$469	$13	$55	$254	$76	$37	$286	$72	$25	$1,982
As percent of ALLL	35.1%	23.7%	0.7%	2.8%	12.8%	3.8%	1.9%	14.4%	3.6%	1.2%	100.0%

Loans:
Individually evaluated	$3,340	$1,347	$-	$235	$1,785	$522	$80	$2,546	$60	$12	$9,927
Collectively evaluated	128,455	181,865	24,175	23,186	187,769	23,773	263	151,197	36,141	3,420	760,244
Total loans	$131,795	$183,212	$24,175	$23,421	$189,554	$24,295	$343	$153,743	$36,201	$3,432	$770,171

Less ALLL	$695	$469	$13	$55	$254	$76	$37	$286	$72	$25	$1,982
Net loans	$131,100	$182,743	$24,162	$23,366	$189,300	$24,219	$306	$153,457	$36,129	$3,407	$768,189

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

The following table presents nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired as of June 30, 2018 and December 31, 2017.

	Total Nonaccrual Loans
(in thousands)	June 30, 2018	% of Total	December 31, 2017	% of Total
Commercial & industrial	$6,119	56.2%	$6,016	46.0%
Owner-occupied CRE	588	5.4	533	4.1
AG production	66	0.6	-	-
AG real estate	175	1.6	186	1.4
CRE investment	1,487	13.7	4,531	34.6
Construction & land development	-	-	-	-
Residential construction	108	1.0	80	0.6
Residential first mortgage	2,063	19.0	1,587	12.1
Residential junior mortgage	276	2.5	158	1.2
Retail & other	-	-	4	-
Nonaccrual loans	$10,882	100.0%	$13,095	100.0%
Percent of total loans	0.5%		0.6%

	June 30, 2018				December 31, 2017
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$2,608	53.6%	$3,511	58.4%	$2,296	70.0%	$3,720	37.9%
Owner-occupied CRE	372	7.6	216	3.6	86	2.6	447	4.6
AG production	66	1.4	-	-	-	-	-	-
AG real estate	-	-	175	2.9	-	-	186	1.9
CRE investment	950	19.5	537	8.9	549	16.8	3,982	40.6
Construction & land development	-	-	-	-	-	-	-	-
Residential construction	28	0.6	80	1.3	-	-	80	0.8
Residential first mortgage	826	17.0	1,237	20.6	331	10.1	1,256	12.8
Residential junior mortgage	17	0.3	259	4.3	12	0.4	146	1.4
Retail & other	-	-	-	-	4	0.1	-	-
Nonaccrual loans	$4,867	100.0%	$6,015	100.0%	$3,278	100.0%	$9,817	100.0%
Percent of nonaccrual loans	44.7%		55.3%		25.0%		75.0%

The following tables present past due loans by portfolio segment as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$-	$6,119	$660,130	$666,249
Owner-occupied CRE	64	588	447,715	448,367
AG production	-	66	33,950	34,016
AG real estate	-	175	52,844	53,019
CRE investment	2	1,487	332,404	333,893
Construction & land development	24	-	75,029	75,053
Residential construction	606	108	27,987	28,701
Residential first mortgage	319	2,063	356,155	358,537
Residential junior mortgage	56	276	106,260	106,592
Retail & other	88	-	24,109	24,197
Total loans	$1,159	$10,882	$2,116,583	$2,128,624
Percent of total loans	0.1%	0.5%	99.4%	100.0%

	December 31, 2017
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$211	$6,016	$631,110	$637,337
Owner-occupied CRE	671	533	428,839	430,043
AG production	30	-	35,425	35,455
AG real estate	-	186	51,592	51,778
CRE investment	-	4,531	309,932	314,463
Construction & land development	76	-	89,584	89,660
Residential construction	587	80	36,328	36,995
Residential first mortgage	1,039	1,587	360,726	363,352
Residential junior mortgage	14	158	105,855	106,027
Retail & other	4	4	22,807	22,815
Total loans	$2,632	$13,095	$2,072,198	$2,087,925
Percent of total loans	0.1%	0.6%	99.3%	100.0%

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

The following tables present total loans by risk categories as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$626,176	$24,512	$3,133	$12,428	$-	$-	$666,249
Owner-occupied CRE	410,885	28,442	2,491	6,549	-	-	448,367
AG production	28,999	3,314	1,324	379	-	-	34,016
AG real estate	46,575	3,501	2,300	643	-	-	53,019
CRE investment	323,229	7,271	1,202	2,191	-	-	333,893
Construction & land development	69,606	5,276	17	154	-	-	75,053
Residential construction	28,593	-	-	108	-	-	28,701
Residential first mortgage	353,793	1,348	662	2,734	-	-	358,537
Residential junior mortgage	106,285	17	-	290	-	-	106,592
Retail & other	24,197	-	-	-	-	-	24,197
Total loans	$2,018,338	$73,681	$11,129	$25,476	$-	$-	$2,128,624
Percent of total	94.8%	3.5%	0.5%	1.2%	-	-	100.0%

	December 31, 2017
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$597,854	$12,999	$16,129	$10,355	$-	$-	$637,337
Owner-occupied CRE	397,357	23,340	6,442	2,904	-	-	430,043
AG production	30,431	4,000	-	1,024	-	-	35,455
AG real estate	44,321	4,873	-	2,584	-	-	51,778
CRE investment	299,926	8,399	190	5,948	-	-	314,463
Construction & land development	86,011	2,758	17	874	-	-	89,660
Residential construction	36,915	-	-	80	-	-	36,995
Residential first mortgage	358,067	1,868	683	2,734	-	-	363,352
Residential junior mortgage	105,736	117	-	174	-	-	106,027
Retail & other	22,811	-	-	4	-	-	22,815
Total loans	$1,979,429	$58,354	$23,461	$26,681	$-	$-	$2,087,925
Percent of total	94.8%	2.8%	1.1%	1.3%	-	-	100.0%

The following tables present impaired loans as of June 30, 2018 and December 31, 2017.

	Total Impaired Loans – June 30, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$5,713	$9,890	$-	$6,168	$318
Owner-occupied CRE	1,685	2,191	-	1,729	73
AG production	-	7	-	-	-
AG real estate	235	294	-	239	13
CRE investment	2,736	4,078	-	2,799	106
Construction & land development	522	522	-	522	10
Residential construction	80	983	-	80	-
Residential first mortgage	2,801	3,329	-	2,839	95
Residential junior mortgage	60	371	-	63	4
Retail & other	12	14	-	12	1
Total	$13,844	$21,679	$-	$14,451	$620

Originated impaired loans	$3,917	$3,918	$-	$4,198	$112
Acquired impaired loans	9,927	17,761	-	10,253	508
Total	$13,844	$21,679	$-	$14,451	$620

	Total Impaired Loans – December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$5,870	$10,063	$163	$6,586	$718
Owner-occupied CRE	1,689	2,256	-	1,333	132
AG production	-	10	-	-	-
AG real estate	248	307	-	233	26
CRE investment	5,290	8,102	-	5,411	465
Construction & land development	1,053	1,053	-	813	57
Residential construction	80	983	-	91	27
Residential first mortgage	2,801	3,653	-	2,177	180
Residential junior mortgage	178	507	-	154	17
Retail & other	12	14	-	12	1
Total	$17,221	$26,948	$163	$16,810	$1,623

Originated impaired loans	$3,003	$3,003	$163	$2,964	$241
Acquired impaired loans	14,218	23,945	-	13,846	1,382
Total	$17,221	$26,948	$163	$16,810	$1,623

Total purchased credit impaired loans (in aggregate since the Company’s 2013 acquisitions) were initially recorded at a fair value of $43.6 million on their respective acquisition dates, net of an initial $34.4 million non-accretable mark and a zero accretable mark. At June 30, 2018, $9.9 million of the $43.6 million remain in impaired loans.

Non-accretable discount on purchase credit impaired (“PCI”) loans:

	Six Months Ended		Year Ended
(in thousands)	June 30, 2018	June 30, 2017	December 31, 2017
Balance at beginning of period	$9,471	$14,327	$14,327
Acquired balance, net	-	5,932	8,352
Accretion to loan interest income	(1,580)	(3,830)	(7,995)
Transferred to accretable	(56)	-	(1,936)
Disposals of loans	-	(1,104)	(3,277)
Balance at end of period	$7,835	$15,325	$9,471

Troubled Debt Restructurings

At June 30, 2018, there were five loans classified as troubled debt restructurings with a current outstanding balance of $0.9 million and pre-modification balance of $2.7 million. In comparison, at December 31, 2017, there were eight loans classified as troubled debt restructurings with an outstanding balance of $5.6 million and pre-modification balance of $6.9 million. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the six months ended June 30, 2018. As of June 30, 2018, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.

Note 7 – Goodwill and Other Intangibles and Mortgage Servicing Rights

Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s quarterly assessment indicated no impairment charge on goodwill, core deposit intangibles or customer list intangibles was required for the year ended December 31, 2017 or the six months ended June 30, 2018.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2018	December 31, 2017
Goodwill	$107,366	$107,366
Core deposit intangibles	14,420	16,477
Customer list intangibles	4,338	4,563
Other intangibles	18,758	21,040
Goodwill and other intangibles, net	$126,124	$128,406

Goodwill: Goodwill was $107.4 million at both June 30, 2018 and December 31, 2017. During 2017, goodwill increased due to the First Menasha acquisition. See Note 2 for additional information on the First Menasha acquisition.

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

	Six Months Ended	Year Ended
(in thousands)	June 30, 2018	December 31, 2017
Core deposit intangibles:
Gross carrying amount	$29,015	$29,015
Accumulated amortization	(14,595)	(12,538)
Net book value	$14,420	$16,477
Additions during the period	$-	$3,670
Amortization during the period	$2,057	$4,294

Customer list intangibles:
Gross carrying amount	$5,233	$5,233
Accumulated amortization	(895)	(670)
Net book value	$4,338	$4,563
Additions during the period	$-	$870
Amortization during the period	$225	$401

Mortgage servicing rights: Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date, with the amortization recorded in mortgage income, net, in the consolidated statements of income. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other assets in the consolidated balance sheets. Activity in the mortgage servicing rights asset for the year ended December 31, 2017 and the six months ended June 30, 2018 was as follows:

	Six Months Ended	Year Ended
(in thousands)	June 30, 2018	December 31, 2017
Mortgage servicing rights (MSR) asset:
MSR asset at beginning of year	$3,187	$1,922
Capitalized MSR	275	876
MSR asset acquired	-	874
Amortization during the period	(301)	(485)
MSR asset at end of period	$3,161	$3,187
Fair value of MSR asset at end of period	$4,414	$4,097
Residential mortgage loans serviced for others	$527,986	$518,419
Net book value of MSR asset to loans serviced for others	0.60%	0.61%

The Company periodically evaluates its mortgage servicing rights asset for impairment. At each reporting date, impairment is assessed based on an estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans serviced (predominantly loan type and note interest rate). No valuation allowance or impairment charge was recorded for the year ended December 31, 2017 or the six months ended June 30, 2018. See Note 9 for additional information on the fair value of the MSR asset.

The following table shows the estimated future amortization expense for amortizing intangible assets and the MSR asset. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of the June 30, 2018. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset
Year ending December 31,
2018 (remaining six months)	$1,858	$224	$299
2019	3,337	449	597
2020	2,657	449	754
2021	2,167	449	342
2022	1,735	449	342
Thereafter	2,666	2,318	827
Total	$14,420	$4,338	$3,161

Note 8 – Short and Long-Term Borrowings

Short-Term Borrowings:

The Company did not have any short-term borrowings (borrowing with an original maturity of one year or less) outstanding at June 30, 2018 or December 31, 2017.

Long-Term Borrowings:

The components of long-term borrowings (borrowing with an original maturity greater than one year) at June 30, 2018 and December 31, 2017 were as follows:

(in thousands)	June 30, 2018	December 31, 2017
FHLB advances	$35,381	$36,509
Junior subordinated debentures	29,856	29,616
Subordinated notes	11,939	11,921
Total long-term borrowings	$77,176	$78,046

FHLB Advances: The FHLB advances bear fixed rates and require interest-only monthly payments. The weighted average rate of the FHLB advances was 1.72% and 1.71% at June 30, 2018 and December 31, 2017, respectively.

The following table shows the maturity schedule of the FHLB advances as of June 30, 2018.

Maturing in:	(in thousands)
2018 (remaining six months)	$-
2019	-
2020	10,000
2021	-
2022	25,381
Total	$35,381

Junior Subordinated Debentures: The following table shows the breakdown of junior subordinated debentures as of June 30, 2018 and December 31, 2017. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair market value) are being accreted to interest expense over the remaining life of the debentures. All the debentures below are currently callable and may be redeemed in part or in full at par plus any accrued but unpaid interest. At June 30, 2018 and December 31, 2017, $28.7 million and $28.5 million, respectively, qualify as Tier 1 capital.

		Junior Subordinated Debentures
(in thousands)	Maturity Date	Par	6/30/2018 Unamortized Discount	6/30/2018 Carrying Value	12/31/2017 Carrying Value
2004 Nicolet Bankshares Statutory Trust(1)	7/15/2034	$6,186	$-	$6,186	$6,186
2005 Mid-Wisconsin Financial Services, Inc.(2)	12/15/2035	10,310	(3,471)	6,839	6,739
2006 Baylake Corp.(3)	9/30/2036	16,598	(4,238)	12,360	12,242
2004 First Menasha Bancshares, Inc.(4)	3/17/2034	5,155	(684)	4,471	4,449
Total		$38,249	$(8,393)	$29,856	$29,616

(1)	The interest rate is 8.00% fixed.
(2)	The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 3.77% and 3.02% as of June 30, 2018 and December 31, 2017, respectively.
(3)	The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of the three-month LIBOR plus 1.35%, adjusted quarterly. The interest rates were 3.69% and 3.04% as of June 30, 2018 and December 31, 2017, respectively.
(4)	The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 2.79%, adjusted quarterly. The interest rate was 5.12% and 4.39% as of June 30, 2018 and December 31, 2017, respectively.

Subordinated Notes: In 2015, the Company placed an aggregate of $12 million in subordinated Notes in private placements with certain accredited investors. All Notes were issued with 10-year maturities, have a fixed annual interest rate of 5% payable quarterly, are callable on or after the fifth anniversary of their respective issuances dates, and qualify for Tier 2 capital for regulatory purposes. The carrying value of these subordinated Notes was $11.9 million at both June 30, 2018 and December 31, 2017.

Note 9 – Fair Value Measurements

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

The Company records and/or discloses financial instruments on a fair value basis. These financial assets and financial liabilities are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value. These levels are:

•	Level 1 – quoted market prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date
•	Level 2 – inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly
•	Level 3 – significant unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity

In instances where the fair value measurement is based on inputs from different levels, the level within which the entire fair value measurement will be categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. This assessment of the significance of an input requires management judgment.

Recurring basis fair value measurements:

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
June 30, 2018:
U.S. government agency securities	$26,350	$-	$26,350	$-
State, county and municipals	166,899	-	166,768	131
Mortgage-backed securities	143,250	-	143,250	-
Corporate debt securities	65,476	-	57,025	8,451
Securities AFS	$401,975	$-	$393,393	$8,582
Other investments (equity securities) *	$3,053	$3,053	$-	$-

December 31, 2017:
U.S. government agency securities	$26,209	$-	$26,209	$-
State, county and municipals	184,044	-	183,386	658
Mortgage-backed securities	155,532	-	155,529	3
Corporate debt securities	36,797	-	28,307	8,490
Equity securities *	2,571	2,571	-	-
Securities AFS	$405,153	$2,571	$393,431	$9,151

* Effective January 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income. As a result, the approximately $3.1 million current fair value of equity securities is now reflected within other investments on the consolidated balance sheets compared to securities AFS at December 31, 2017. Prior periods have not been restated for the impact of this accounting change. See Note 1 for additional information on this new accounting standard and see Note 5 for additional information on the impact to securities AFS.

The following is a description of the valuation methodologies used by the Company for the securities AFS and equity securities measured at fair value on a recurring basis, as noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private municipal bonds and corporate debt securities, which include trust preferred security investments. At June 30, 2018 and December 31, 2017, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.

The following table presents the changes in the Level 3 securities AFS measured at fair value on a recurring basis:

(in thousands)	Six Months Ended	Year Ended
Level 3 Fair Value Measurements:	June 30, 2018	December 31, 2017
Balance at beginning of year	$9,151	$9,108
Acquired balance	-	189
Paydowns/Sales/Settlements	(569)	(146)
Balance at end of period	$8,582	$9,151

Nonrecurring basis fair value measurements:

The following table presents the Company’s assets measured at fair value on a nonrecurring basis for the periods presented, aggregated by level in the fair value hierarchy within which those measurements fall.

		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
(in thousands)
June 30, 2018:
Impaired loans	$13,844	$-	$-	$13,844
Other real estate owned (“OREO”)	1,230	-	-	1,230
MSR asset	4,414	-	-	4,414

December 31, 2017:
Impaired loans	$17,058	$-	$-	$17,058
OREO	1,294	-	-	1,294
MSR asset	4,097	-	-	4,097

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

Financial instruments:

The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

June 30, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$104,069	$104,069	$104,069	$-	$-
Certificates of deposit in other banks	1,247	1,231	-	1,231	-
Securities AFS	401,975	401,975	-	393,393	8,582
Other investments, including equity securities	17,749	17,749	3,053	13,112	1,584
Loans held for sale	6,037	6,092	-	6,092	-
Loans, net	2,115,749	2,099,434	-	-	2,099,434
BOLI	65,363	65,363	65,363	-	-
MSR asset	3,161	4,414	-	-	4,414

Financial liabilities:
Deposits	$2,455,536	$2,456,846	$-	$-	$2,456,846
Long-term borrowings	77,176	76,152	-	35,380	40,772

December 31, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$154,933	$154,933	$154,933	$-	$-
Certificates of deposit in other banks	1,746	1,746	-	1,746	-
Securities AFS	405,153	405,153	2,571	393,431	9,151
Other investments	14,837	14,837	-	13,142	1,695
Loans held for sale	4,666	4,750	-	4,750	-
Loans, net	2,075,272	2,068,382	-	-	2,068,382
BOLI	64,453	64,453	64,453	-	-
MSR asset	3,187	4,097	-	-	4,097

Financial liabilities:
Deposits	$2,471,064	$2,469,456	$-	$-	$2,469,456
Long-term borrowings	78,046	77,029	-	36,510	40,519

The carrying value of certain assets and liabilities such as cash and cash equivalents, bank owned life insurance, short-term borrowings, and nonmaturing deposits, approximate their estimated fair value. For those financial instruments not previously disclosed, the following is a description of the valuation methodologies used.

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

Long-term borrowings: The fair value of the FHLB advances is obtained from the FHLB which uses a discounted cash flow analysis based on current market rates of similar maturity debt securities and represents a Level 2 measurement. The fair values of the junior subordinated debentures and subordinated notes utilize a discounted cash flow analysis based on an estimate of current interest rates being offered by instruments with similar terms and credit quality. Since the market for these instruments is limited, the internal evaluation represents a Level 3 measurement.

Lending-related commitments: At June 30, 2018 and December 31, 2017, the estimated fair value of letters of credit and outstanding mandatory commitments to sell residential mortgage loans into the secondary market was insignificant.

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

Note 10 – Revenue Recognition

As of January 1, 2018, the Company adopted ASU 2014-09 (Topic 606) using the modified retrospective approach. The adoption of the guidance had no material impact on the measurement, timing, or recognition of revenue; however, additional disclosures have been added in accordance with the ASU. See Note 1 for additional information on this new accounting standard.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income categories such as gains or losses associated with mortgage servicing rights, derivatives, and income from bank owned life insurance are not within the scope of the new guidance. The main types of revenue contracts within the scope of Topic 606 include trust services income, brokerage fee income, service charges on deposit accounts, card interchange income, and certain other noninterest income. These contracts are discussed in detail below:

Trust services and brokerage fee income: A contract between the Company and its customers to provide fiduciary and / or investment administration services on trust accounts and brokerage accounts in exchange for a fee. Trust services and brokerage fee income is based upon the month-end market value of the assets under management and the applicable fee rate, which is recognized over the period the underlying trust or brokerage account is serviced (generally on a monthly basis). Such contracts are generally cancellable at any time, with the customer subject to a pro-rated fee in the month of termination.

Service charges on deposit accounts: The deposit contract obligates the Company to serve as a custodian of the customer’s deposited funds and is generally terminable at will by either party. This contract permits the customer to access the funds on deposit and request additional services related to the deposit account. Service charges on deposit accounts consist of account analysis fees (net fees earned on analyzed business and public checking accounts), monthly service charges, nonsufficient fund (“NSF”) charges, and other deposit account related charges. The Company’s performance obligation for account analysis fees and monthly service charges is generally satisfied, and the related revenue recognized, over the period in which the service is provided (typically on a monthly basis); while NSF charges and other deposit account related charges are largely transactional based and the related revenue is recognized at the time the service is provided.

Card interchange income: A contract between the Company, as a card-issuing bank, and its customers whereby the Company receives a transaction fee from the merchant’s bank whenever a customer uses a debit or credit card to make a purchase. The performance obligation is completed and the fees are recognized as the service is provided (i.e., when the customer uses a debit or credit card).

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

Overview

The following discussion is management’s analysis of the consolidated financial condition as of June 30, 2018 and December 31, 2017 and results of operations for the three and six-month periods ended June 30, 2018 and 2017. It should be read in conjunction with Nicolet’s audited consolidated financial statements included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2017.

The timing of Nicolet’s April 2017 acquisition of First Menasha Bancshares, Inc. (“First Menasha”), at approximately 20% of pre-merger assets at the time of acquisition, impacts financial comparisons to 2017 periods. Certain income statement results, average balances and related ratios for 2018 and the last two quarters of 2017 each include three months of First Menasha operations, versus no contribution of First Menasha in the first quarter 2017 period and two months of contribution in the second quarter of 2017. Given the merger activity, quarterly results included non-recurring other direct merger and integration pre-tax expenses of $0.2 million and $0.3 million in the first and second quarters of 2017, respectively. See Note 2, “Acquisition,” in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional information on this acquisition.

Performance Summary

Table 1: Earnings Summary and Selected Financial Data

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2018	3/31/2018	12/31/2017	9/30/2017	6/30/2017	6/30/2018	6/30/2017
Results of operations:
Interest income	$30,545	$30,785	$29,836	$29,454	$26,880	$61,330	$49,963
Interest expense	4,742	3,911	3,329	3,063	2,353	8,653	4,119
Net interest income	25,803	26,874	26,507	26,391	24,527	52,677	45,844
Provision for loan losses	510	510	450	975	450	1,020	900
Net interest income after provision for loan losses	25,293	26,364	26,057	25,416	24,077	51,657	44,944
Noninterest income	10,239	8,824	8,621	10,164	9,085	19,063	15,854
Noninterest expense	22,451	22,642	21,858	20,862	20,313	45,093	38,636
Income before income tax expense	13,081	12,546	12,820	14,718	12,849	25,627	22,162
Income tax expense	3,255	2,908	3,662	5,133	4,440	6,163	7,472
Net income	9,826	9,638	9,158	9,585	8,409	19,464	14,690
Net income attributable to noncontrolling interest	89	61	55	74	81	150	154
Net income attributable to Nicolet Bankshares, Inc.	$9,737	$9,577	$9,103	$9,511	$8,328	$19,314	$14,536
Earnings per common share:
Basic	$1.01	$0.98	$0.93	$0.97	$0.88	$1.99	$1.61
Diluted	$0.98	$0.94	$0.88	$0.91	$0.83	$1.93	$1.53
Common Shares:
Basic weighted average	9,639	9,765	9,805	9,837	9,516	9,702	9,053
Diluted weighted average	9,970	10,225	10,368	10,409	9,992	10,032	9,521
Outstanding	9,643	9,699	9,818	9,799	9,863	9,643	9,863
Period-End Balances:
Loans	$2,128,624	$2,100,597	$2,087,925	$2,051,122	$2,009,964	$2,128,624	$2,009,964
Allowance for loan losses	12,875	12,765	12,653	12,610	12,591	12,875	12,591
Investment securities available-for-sale, at fair value	401,975	401,130	405,153	408,217	418,286	401,975	418,286
Goodwill and other intangibles, net	126,124	127,224	128,406	129,588	128,871	126,124	128,871
Total assets	2,922,151	3,223,935	2,932,433	2,845,730	2,825,917	2,922,151	2,825,917
Deposits	2,455,536	2,765,090	2,471,064	2,366,951	2,389,971	2,455,536	2,389,971
Stockholders’ equity	370,584	363,988	364,178	360,426	352,384	370,584	352,384
Book value per common share	38.43	37.53	37.09	36.78	35.73	38.43	35.73
Tangible book value per common share	25.35	24.41	24.01	23.56	22.66	25.35	22.66
Average Balances:
Loans	$2,117,828	$2,114,345	$2,066,974	$2,035,277	$1,888,320	$2,116,096	$1,744,808
Interest-earning assets	2,742,976	2,584,070	2,531,066	2,505,073	2,336,124	2,663,962	2,183,164
Total assets	3,044,466	2,896,533	2,852,400	2,825,542	2,635,925	2,970,908	2,455,384
Deposits	2,583,112	2,436,103	2,385,821	2,377,229	2,214,865	2,510,013	2,072,752
Interest-bearing liabilities	2,084,361	1,925,443	1,835,375	1,854,340	1,779,366	2,005,341	1,653,770
Goodwill and other intangibles, net	126,646	127,801	128,980	129,158	115,698	127,220	101,599
Stockholders’ equity	364,988	366,002	361,455	358,227	329,201	365,492	304,830
Financial Ratios*:
Return on average assets	1.28%	1.34%	1.27%	1.34%	1.27%	1.31%	1.19%
Return on average common equity	10.70	10.61	9.99	10.53	10.15	10.66	9.62
Return on average tangible common equity	16.39	16.31	15.53	16.47	15.64	16.35	14.42
Stockholders’ equity to assets	12.68	11.29	12.42	12.67	12.47	12.68	12.47
Average equity to average assets	11.99	12.64	12.67	12.68	12.49	12.30	12.41
Tangible equity to tangible assets	8.74	7.65	8.41	8.50	8.29	8.74	8.29
Net interest margin	3.77	4.20	4.21	4.24	4.27	3.98	4.29
Net loan charge-offs to average loans	0.08	0.08	0.08	0.19	0.01	0.08	0.01
Nonperforming loans to total loans	0.51	0.56	0.63	0.70	0.84	0.51	0.84
Nonperforming assets to total assets	0.41	0.40	0.49	0.55	0.66	0.41	0.66
Effective tax rate	24.88	23.18	28.56	34.88	34.56	24.05	33.72
Selected Items:
Interest income from resolving PCI loans (rounded)	$100	$1,500	$2,100	$2,100	$1,600	$1,600	$3,800
Tax-equivalent adjustment on net interest income	289	298	584	594	604	587	1,191
Tax expense (benefit) on stock-based compensation	-	(159)	(1,678)	(15)	(64)	(159)	(161)
Tax expense (benefit) of tax reform items	-	-	896	-	-	-	-

*Income statement-related ratios for partial-year periods are annualized.

Net income was $19.3 million for the six months ended June 30, 2018, an increase of $4.8 million or 33% over $14.5 million for the six months ended June 30, 2017. Earnings per diluted common share was $1.93 for the first six months of 2018, 26% higher than $1.53 for the first six months of 2017. Annualized return on average assets for the first six months of 2018 and 2017 was 1.31% and 1.19%, respectively.

•	At June 30, 2018, assets were $2.9 billion and deposits were $2.5 billion, both decreasing $0.3 billion from March 31, 2018, attributable to a $0.3 billion short-term transaction deposit of a long-standing commercial customer accepted in late March and distributed by mid-June. Assets were minimally changed from December 31, 2017 and grew $0.1 billion or 3% compared to June 30, 2017.

•	At June 30, 2018, loans were $2.1 billion, 2% higher than December 31, 2017 and 6% higher than June 30, 2017. On an average basis, loans grew $371 million or 21% over the first half of 2017 (largely attributable to the timing of the 2017 acquisition). For additional information regarding loans, see “Balance Sheet Analysis — Loans.”

•	Total deposits were $2.5 billion at June 30, 2018, down slightly (less than 1%) from December 31, 2017 and grew 3% from June 30, 2017. On an average basis, deposits grew $437 million or 21% over the first half of 2017 (largely attributable to the timing of the 2017 acquisition). For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

•	Net interest income increased $6.8 million or 15% over the first half of 2017, with interest income up $11.4 million on strong loan growth while interest expense increased $4.5 million due to rising rates on a larger deposit base. The interest-earning asset yield and net interest margin for the first six months of 2018 was 4.63% and 3.98%, respectively, compared to 4.67% and 4.29%, respectively, for the comparable period in 2017. The large deposit noted above was a positive contributor to net interest income in 2018 though at a very low net spread, compressing the related margin components for 2018. The inclusion of the large deposit lowered the earning asset yield and net interest margin by approximately 11 bps and 12 bps, respectively. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”

•	Noninterest income grew $3.2 million or 20% over the first half of 2017, with all categories up year-over-year. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”

•	Noninterest expense increased $6.5 million or 17% over the first half of 2017, mostly due to the expanded workforce and larger operating base. Excluding $0.5 million of merger-related expenses from the 2017 period, noninterest expense would have increased $7.0 million or 18%. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”

•	Income tax expense for the first six months of 2018 benefited from the lower corporate tax rate effective in 2018, due to the passage of the Tax Cuts and Jobs Act in December 2017. Income tax expense included a $0.2 million tax benefit for the tax impact of stock option exercises for both six-month periods. As a result, the effective tax rate was 24.0% for the first half of 2018 and 33.7% for the first half of 2017.

•	Asset quality remains sound. Nonperforming assets declined to $12 million, representing 0.41% of total assets at June 30, 2018, down favorably from 0.49% at December 31, 2017 and 0.66% at June 30, 2017. For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”

INCOME STATEMENT ANALYSIS

Net Interest Income

Tax-equivalent net interest income is a non-GAAP measure, but is a preferred industry measurement of net interest income (and its use in calculating a net interest margin) as it enhances the comparability of net interest income arising from taxable and tax-exempt sources. The tax-equivalent adjustments bring tax-exempt interest to a level that would yield the same after-tax income by applying the effective Federal corporate tax rates to the underlying assets. Tables 2 and 3 present information to facilitate the review and discussion of selected average balance sheet items, tax-equivalent net interest income, interest rate spread and net interest margin.

Table 2: Average Balance Sheet and Net Interest Income Analysis – Tax-Equivalent Basis

	For the Six Months Ended June 30,
	2018			2017
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Loans, including loan fees (1)(2)	$2,116,096	$55,741	5.25%	$1,744,808	$45,956	5.25%
Investment securities:
Taxable	251,204	2,939	2.34%	229,801	2,308	2.01%
Tax-exempt (2)	153,724	1,658	2.16%	160,739	2,160	2.69%
Other interest-earning assets	142,938	1,579	2.20%	47,816	730	3.05%
Total interest-earning assets	2,663,962	$61,917	4.63%	2,183,164	$51,154	4.67%
Other assets, net	306,946			272,220
Total assets	$2,970,908			$2,455,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$277,927	$504	0.37%	$239,212	$142	0.12%
Interest-bearing demand	550,631	2,171	0.79%	408,011	831	0.41%
Money market (“MMA”)	678,719	1,918	0.57%	568,335	544	0.19%
Core time deposits	310,696	2,009	1.30%	284,054	973	0.69%
Brokered deposits	109,158	355	0.66%	94,647	362	0.77%
Total interest-bearing deposits	1,927,131	6,957	0.73%	1,594,259	2,852	0.36%
Other interest-bearing liabilities	78,210	1,696	4.32%	59,511	1,267	4.24%
Total interest-bearing liabilities	2,005,341	8,653	0.87%	1,653,770	4,119	0.50%
Noninterest-bearing demand	582,882			478,493
Other liabilities	17,193			18,291
Stockholders’ equity	365,492			304,830
Total liabilities and stockholders’ equity	$2,970,908			$2,455,384
Net interest income and rate spread		$53,264	3.76%		$47,035	4.17%
Tax-equivalent adjustment		$587			$1,191
Net interest margin			3.98%			4.29%

(1)	Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% for 2018 periods and 34% for 2017 periods and adjusted for the disallowance of interest expense.
32

Table 2: Average Balance Sheet and Net Interest Income Analysis – Tax-Equivalent Basis (continued)

	For the Three Months Ended June 30,
	2018			2017
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Loans, including loan fees (1)(2)	$2,117,828	$27,241	5.10%	$1,888,320	$24,771	5.20%
Investment securities:
Taxable	257,537	1,597	2.48%	250,539	1,239	1.98%
Tax-exempt (2)	151,163	818	2.16%	162,154	1,098	2.71%
Other interest-earning assets	216,448	1,178	2.16%	35,111	376	4.28%
Total interest-earning assets	2,742,976	$30,834	4.46%	2,336,124	$27,484	4.67%
Other assets, net	301,490			299,801
Total assets	$3,044,466			$2,635,925
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$282,656	$286	0.41%	$253,377	$85	0.13%
Interest-bearing demand	539,744	1,098	0.82%	410,555	429	0.42%
MMA	765,741	1,195	0.63%	584,078	350	0.24%
Core time deposits	317,594	1,143	1.44%	293,068	463	0.63%
Brokered deposits	100,426	146	0.59%	165,992	338	0.82%
Total interest-bearing deposits	2,006,161	3,868	0.77%	1,707,070	1,665	0.39%
Other interest-bearing liabilities	78,200	874	4.43%	72,296	688	3.78%
Total interest-bearing liabilities	2,084,361	4,742	0.91%	1,779,366	2,353	0.53%
Noninterest-bearing demand	576,951			507,795
Other liabilities	18,166			19,563
Stockholders’ equity	364,988			329,201
Total liabilities and stockholders’ equity	$3,044,466			$2,635,925
Net interest income and rate spread		$26,092	3.55%		$25,131	4.14%
Tax-equivalent adjustment		$289			$604
Net interest margin			3.77%			4.27%

Table 3: Volume/Rate Variance – Tax-Equivalent Basis

	For the Six Months Ended June 30, 2018 Compared to June 30, 2017:			For the Three Months Ended June 30, 2018 Compared to June 30, 2017:
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Loans (2)	$9,970	$(185)	$9,785	$3,045	$(575)	$2,470
Investment securities:
Taxable	432	199	631	78	280	358
Tax-exempt (2)	(91)	(411)	(502)	(71)	(209)	(280)
Other interest-earning assets	796	53	849	838	(36)	802
Total interest-earning assets	$11,107	$(344)	$10,763	$3,890	$(540)	$3,350

Interest-bearing liabilities
Savings	$27	$335	$362	$11	$190	$201
Interest-bearing demand	365	975	1,340	167	502	669
MMA	124	1,250	1,374	137	708	845
Core time deposits	99	937	1,036	42	638	680
Brokered deposits	51	(58)	(7)	(112)	(80)	(192)
Total interest-bearing deposits	666	3,439	4,105	245	1,958	2,203
Other interest-bearing liabilities	272	157	429	66	120	186
Total interest-bearing liabilities	938	3,596	4,534	311	2,078	2,389
Net interest income	$10,169	$(3,940)	$6,229	$3,579	$(2,618)	$961

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.
(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% for 2018 periods and 34% for 2017 periods and adjusted for the disallowance of interest expense.

Tax-equivalent net interest income was $53 million for the first six months of 2018, $6 million or 13% higher than $47 million for the first six months of 2017. Between the comparative six-month periods, the interest rate spread decreased 41 bps due to a higher cost of funds (up 37 bps) and a decrease in the interest-earning asset yield (down 4 bps). The contribution from net free funds increased 10 bps, due mostly to the increase in noninterest-bearing demand deposits and the higher rate environment. As a result, the tax-equivalent net interest margin was 3.98% for the first half of 2018, down 31 bps compared to 4.29% for the first half of 2017.

Between the comparable six-month periods, average interest-earning assets increased $481 million or 22% to $2.7 billion, primarily due to a $371 million or 21% increase in loans (attributable to the acquired balances and organic loan growth) and a $95 million increase in other interest-earning assets (mainly low earning cash due to the large deposit previously noted). Tax-equivalent interest income increased $11 million or 21% to $62 million for the first six months of 2018, while the related interest-earning asset yield decreased 4 bps to 4.63%. Interest income on loans increased $10 million from the first half of 2017, while the related yield was level at 5.25% as the higher yield on new, renewed and variable rate loans in the rising rate environment was substantially offset by $1 million lower aggregate discount accretion income between the periods. Interest income on non-loan earnings assets increased $1 million or 19% from the first half of 2017, while the related yield decreased 14 bps due mostly to the lower corporate effective tax rate for 2018 reducing the benefit (and thus yields) of tax-exempt investment securities and the higher volume of lower interest-earning cash.

Average interest-bearing liabilities were $2.0 billion, an increase of $352 million or 21% compared to the first half of 2017, primarily due to a $333 million or 21% increase in interest-bearing deposits (attributable to the acquired balances and organic deposit growth, including the large customer deposit previously noted). Interest expense was $9 million for the first six months of 2018, up $5 million over the first half of 2017, and the related cost of funds increased 37 bps to 0.87%, driven predominantly by the cost and volume of deposits. Interest expense on deposits increased $4 million from the first half of 2017 and the average cost of interest-bearing deposits increased 37 bps to 0.73%, influenced by increases in select deposit rates from general rate pressures of the federal funds rate changes since the start of 2017. The Federal Reserve raised short-term interest rates by 125 bps since January 1, 2017.

Of note for the first half of 2018, the large customer deposit previously noted was a positive contributor to net interest income, though at a very low net spread, compressing the related margin components for 2018. The inclusion of the large deposit lowered the 2018 earning asset yield and net interest margin by approximately 11 bps and 12 bps, respectively, with no material impact on the cost of funds.

Provision for Loan Losses

The provision for loan losses was $1.0 million for the six months ended June 30, 2018, exceeding net charge-offs of $0.8 million. In comparison, the provision for loan losses for the six months ended June 30, 2017, was $0.9 million, exceeding net charge-offs of $0.1 million. Asset quality trends remained strong with continued resolutions of problem loans. The ALLL was $12.9 million (0.60% of loans) at June 30, 2018, compared to $12.7 million (0.61% of loans) at December 31, 2017 and $12.6 million (0.63% of loans) at June 30, 2017.

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

Noninterest Income

Table 4: Noninterest Income

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change

Trust services fee income	$1,671	$1,485	$186	12.5%	$3,277	$2,952	$325	11.0%
Brokerage fee income	1,738	1,433	305	21.3	3,342	2,692	650	24.1
Mortgage income, net	1,528	1,406	122	8.7	2,608	2,248	360	16.0
Service charges on deposit accounts	1,200	1,121	79	7.0	2,390	2,129	261	12.3
Card interchange income	1,358	1,173	185	15.8	2,601	2,153	448	20.8
BOLI income	468	454	14	3.1	910	855	55	6.4
Rent income	340	295	45	15.3	648	567	81	14.3
Other income	964	946	18	1.9	2,111	1,492	619	41.5
Noninterest income without net gains	9,267	8,313	954	11.5	17,887	15,088	2,799	18.6
Asset gains (losses), net	972	772	200	25.9	1,176	766	410	53.5
Total noninterest income	$10,239	$9,085	$1,154	12.7%	$19,063	$15,854	$3,209	20.2%

Noninterest income grew $3.2 million or 20% over the first half of 2017, with all categories up year-over-year.

Trust service fees were up $0.3 million or 11% between the comparable six-month periods due to higher assets under management. Between the first half periods, brokerage fees were up $650,000 or 24%, attributable to growth within the financial advisor business.

Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees, offsetting MSR amortization, valuation changes, if any, and to a smaller degree some related income. Net mortgage income increased $0.4 million or 16% between the comparable six-month periods, commensurate with higher secondary mortgage production and increased net servicing fees on the growing portfolio of mortgage loans serviced for others.

Service charges on deposit accounts were $2.4 million for the first six months of 2018, up $0.3 million or 12% over the first six months of 2017, resulting from an increased number of accounts partly from the First Menasha acquisition and an increase to the fee charged on overdrafts implemented during mid-2017. Card interchange income grew $0.4 million or 21% due to higher volume and activity.

BOLI income was up 6% over the first six months of 2017, commensurate with the growth in average BOLI investments. Other noninterest income was $2.1 million, up $0.6 million or 41% over the first half of 2017, mostly attributable to an increase of $0.3 million in income from the equity interest in UFS (a data processing company interest acquired with a 2016 bank merger) and $0.3 million of annual card contract incentives received in first quarter 2018.

The $1.2 million net asset gains in 2018 were primarily attributable to $0.6 million of net gains on the sale of fixed assets, a $0.3 million fair value mark on equity securities, and a $0.2 million gain on the sale of equity securities. The $0.8 million net asset gains in 2017 primarily consisted of a $0.9 million gain on the sale of vacated bank branches, $0.4 million of net losses and write-downs on assets and OREO properties (predominantly the fair market value loss on two closed bank branches transferred to OREO), and a $0.2 million gain on the liquidation of an other investment.

Noninterest Expense

Table 5: Noninterest Expense

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
($ in thousands)	2018	2017	Change	% Change	2018	2017	Change	% Change

Personnel	$12,674	$10,983	$1,691	15.4%	$25,166	$20,916	$4,250	20.3%
Occupancy, equipment and office	3,454	3,223	231	7.2	7,241	6,054	1,187	19.6
Business development and marketing	1,463	1,317	146	11.1	2,805	2,246	559	24.9
Data processing	2,399	2,207	192	8.7	4,719	4,190	529	12.6
FDIC assessments	282	145	137	94.5	555	377	178	47.2
Intangibles amortization	1,100	1,178	(78)	(6.6)	2,282	2,341	(59)	(2.5)
Other expense	1,079	1,260	(181)	(14.4)	2,325	2,512	(187)	(7.4)
Total noninterest expense	$22,451	$20,313	$2,138	10.5%	$45,093	$38,636	$6,457	16.7%

Non-personnel expenses	$9,777	$9,330	$447	4.8%	$19,927	$17,720	$2,207	12.5%
Average full-time equivalent employees	552	521	31	6.0	548	505	43	8.5

Noninterest expense increased $6.5 million or 17% over the first half of 2017, mostly due to the expanded workforce and larger operating base. Excluding $0.5 million of merger-related expenses from the 2017 period, noninterest expense would have increased $7.0 million or 18%.

Personnel expense was $25.2 million for the first half of 2018, up $4.3 million or 20% compared to the first half of 2017, partly due to the expanded workforce resulting from the 2017 acquisition, with average full-time equivalent employees up 9% between the comparable six-month periods. Additionally, the increase results from merit increases between the periods, additional competitive market-based wage increases made more broadly across staff positions starting in early 2018, cash and equity incentives timing, and higher health and other benefits costs.

Occupancy, equipment and office expense was $7.2 million for the first half of 2018, up $1.2 million or 20% compared to 2017, primarily the result of the larger operating base and higher software and technology costs.

Business development and marketing expense increased $0.6 million, or 25%, between the comparable six-month periods, largely due to $0.5 million higher donation expense, as well as the expanded operating base influencing additional marketing, promotions and media.

Data processing expenses, which are primarily volume-based, rose $0.5 million or 13% between the first half periods; however, excluding the $0.2 million of merger-based processing expense from the 2017 period, data processing expense would have increased $0.7 million or 18%, in line with the higher volumes from the 2017 acquisition and organic growth.

Intangible amortization increased due to the addition of core deposit intangibles related to the First Menasha acquisition, offset partly by lower amortization on the aging intangibles of previous acquisitions. Other noninterest expense was down $0.2 million or 7% between the comparable first half periods; however, removing the $0.3 million of merger-based legal expenses from the 2017 period, other noninterest expense would have increased $0.1 million or 3% given the larger operating base offset by certain economies of scale.

Income Taxes

Income tax expense was $6.2 million (effective tax rate of 24.0%) for the first six months of 2018, compared to $7.5 million (effective tax rate of 33.7%) for the comparable period of 2017. The underlying corporate tax rate declined to 21% (beginning in 2018) from 35% (for 2017) as a result of the Tax Cuts and Jobs Act passed in December 2017, impacting the effective tax rates between the years. Additionally, a tax benefit of $159,000 and $161,000 was recorded against income tax expense for the six months ended June 30, 2018 and 2017, respectively, related to the tax impact of stock option exercises and vesting of restricted stock.

Income Statement Analysis – Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017

Net income was $9.7 million for the three months ended June 30, 2018, an increase of $1.4 million or 17% over $8.3 million for the three months ended June 30, 2017. Earnings per diluted common share was $0.98 for second quarter 2018, 18% higher than $0.83 for second quarter 2017. Annualized return on average assets for second quarter 2018 and 2017 was 1.28% and 1.27%, respectively.

•	Net interest income increased $1.3 million or 5% over second quarter 2017, with interest income up $3.7 million on strong loan growth while interest expense increased $2.4 million due to rising rates on a larger deposit base. The interest-earning asset yield, cost of funds and net interest margin for second quarter 2018 was 4.46%, 0.91% and 3.77%, respectively, compared to 4.67%, 0.53% and 4.27%, respectively, for second quarter 2017. The large deposit previously noted was a positive contributor to net interest income though at a very low net spread, compressing the related margin components for 2018. The inclusion of the large deposit lowered the earning asset yield and net interest margin by approximately 20 bps each in the quarter and lowered the reported cost of funds by approximately 2 bps. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”

•	Noninterest income was $10.2 million for second quarter 2018, an increase of $1.2 million or 13% over second quarter 2017. Excluding net gains, noninterest income increased $1.0 million or 11%, largely due to trust and brokerage fees (up $0.5 million or 17% combined), card interchange income (up $0.2 million or 16% on higher volume and activity), and mortgage income (up $0.1 million or 9% on higher production and a larger servicing portfolio). Net asset gains of $1.0 million for second quarter 2018 were attributable to $0.4 million of net gains on the sale of fixed assets, a $0.4 million fair value mark on equity securities, and a $0.2 million gain on the sale of equity securities. Net asset gains of $0.8 million for second quarter 2017 were primarily attributable to a $0.5 million net gain on the sale of a former bank branch and a $0.2 million gain on the sale of investments. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”

•	Noninterest expense was $22.5 million for second quarter 2018, an increase of $2.1 million or 11% over second quarter 2017. Personnel expense increased $1.7 million or 15% from second quarter 2017 partly due to the expanded workforce from the 2017 acquisition (average FTEs increased 6%), as well as merit and competitive wage increases between the periods and higher equity incentives. Data processing increased $0.2 million or 9% between the comparable second quarter periods; however, excluding the $0.1 million of merger-based processing expense from second quarter 2017, data processing expense would have increased $0.3 million or 14%, reflecting the larger operating base. Other noninterest expense decreased $0.2 million or 14% compared to second quarter 2017; however, removing the $0.2 million of merger-based legal expenses from the 2017 period, other noninterest expense would have decreased 3%. All remaining noninterest expense categories on a combined basis were up $0.4 million or 7% over second quarter 2017, attributable to the larger operating base and higher overall costs. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”

•	Income tax expense for second quarter 2018 benefited from the lower corporate tax rate effective in 2018, due to the passage of the Tax Cuts and Jobs Act in December 2017. Income tax expense for second quarter 2018 was $3.3 million, with an effective tax rate of 24.9%, compared to income tax expense of $4.4 million and an effective tax rate of 34.6% for second quarter 2017.

BALANCE SHEET ANALYSIS

At June 30, 2018, assets were $2.9 billion and deposits were $2.5 billion, minimally changed from December 31, 2017; however, both decreased $0.3 billion from March 31, 2018, attributable to a $0.3 billion short-term transaction deposit of a long-standing commercial customer accepted in late March and distributed by mid-June. At June 30, 2018, loans were $2.1 billion, up $41 million or 2% over December 31, 2017.

Compared to June 30, 2017, assets increased $96 million or 3%, including an increase of $119 million or 6% in loans. Deposits increased $66 million or 3% over the same period.

Total stockholders’ equity was $371 million, an increase of $6 million from December 31, 2017, with net income and stock issuances partially offset by stock repurchases and net fair value investment changes. Compared to June 30, 2017, stockholders’ equity increased $18 million, primarily due to net income and stock issuances, partially offset by stock repurchases over the year.

Loans

Nicolet services a diverse customer base throughout northeastern and central Wisconsin and in Menominee, Michigan. It continues to concentrate its efforts in originating loans in its local markets and assisting its current loan customers. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2018, no significant industry concentrations existed in Nicolet’s portfolio in excess of 10% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks. See also Note 6, “Loans, Allowance for Loan Losses, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on loans.

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

Table 6: Period End Loan Composition

	June 30, 2018		December 31, 2017		June 30, 2017
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$666,249	31.3%	$637,337	30.5%	$589,460	29.3%
Owner-occupied CRE	448,367	21.1	430,043	20.6	419,066	20.8
AG production	34,016	1.6	35,455	1.7	35,428	1.8
Commercial	1,148,632	54.0	1,102,835	52.8	1,043,954	51.9
AG real estate	53,019	2.5	51,778	2.5	49,977	2.5
CRE investment	333,893	15.7	314,463	15.1	307,572	15.3
Construction & land development	75,053	3.5	89,660	4.3	85,367	4.3
Commercial real estate	461,965	21.7	455,901	21.9	442,916	22.1
Commercial-based loans	1,610,597	75.7	1,558,736	74.7	1,486,870	74.0
Residential construction	28,701	1.4	36,995	1.8	29,325	1.4
Residential first mortgage	358,537	16.8	363,352	17.4	369,007	18.4
Residential junior mortgage	106,592	5.0	106,027	5.1	103,935	5.2
Residential real estate	493,830	23.2	506,374	24.3	502,267	25.0
Retail & other	24,197	1.1	22,815	1.0	20,827	1.0
Retail-based loans	518,027	24.3	529,189	25.3	523,094	26.0
Total loans	$2,128,624	100.0%	$2,087,925	100.0%	$2,009,964	100.0%

Broadly, the loan portfolio at June 30, 2018, is 76% commercial-based and 24% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

Commercial-based loans of $1.6 billion increased $52 million or 3% since December 31, 2017, primarily due to a $29 million or 5% increase in commercial and industrial and an $18 million or 4% increase in owner-occupied CRE. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and increased to 31.3% of the total portfolio at June 30, 2018, up from 30.5% at December 31, 2017.

Commercial real estate loans of $0.5 billion increased $6 million or 1% from year-end 2017, with a shift in mix. CRE investment loans increased $19 million or 6%, while construction and land development loans decreased $15 million or 16%. Lending in the CRE investment and construction and land development categories has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development.

Residential real estate loans declined $13 million or 2% since year-end 2017, and represented 23.2% of total loans at June 30, 2018, compared to 24.3% at year-end 2017. Residential first mortgage loans include conventional first-lien home mortgages and residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. As part of its management of originating residential mortgage loans, Nicolet’s long-term, fixed-rate residential real estate mortgage loans are largely sold in the secondary market with or without retaining the servicing rights. Mortgage loans retained in the portfolio are typically of high quality and have historically had low net charge-off rates.

Retail and other loans represented approximately 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. The loan balances in this portfolio remained relatively unchanged from December 31, 2017 to June 30, 2018.

Allowance for Loan Losses

In addition to the discussion that follows, see also Note 6, “Loans, Allowance for Loan Losses, and Credit Quality,” in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the allowance for loan losses.

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

The level of the ALLL represents management’s estimate of an amount of reserves that provides for estimated probable credit losses in the loan portfolio at the balance sheet date. To assess the appropriateness of the ALLL, an allocation methodology is applied by Nicolet which focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various loan portfolios; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing and forecasted economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect potential credit losses.

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

At June 30, 2018, the ALLL was $12.9 million compared to $12.7 million at December 31, 2017. The $0.2 million increase was the net result of a $1.0 million provision for loan losses, partially offset by net charge-offs of $0.8 million. Comparatively, the provision for loan losses in the first half of 2017 was $0.9 million and net charge-offs were $0.1 million. Annualized net charge-offs as a percent of average loans were 0.08% in the first six months of 2018 compared to 0.01% for the first six months of 2017 and 0.08% for the entire 2017 year.

The ratio of the ALLL as a percentage of period-end loans was 0.60% at June 30, 2018, compared to 0.61% at December 31, 2017, and 0.63% at June 30, 2017. The ALLL to loans ratio is impacted by the accounting treatment of Nicolet’s bank acquisitions, which combined at their acquisition dates (from 2013 to 2017) added no ALLL to the numerator and $1.3 billion of loans into the denominator at their then estimated fair values. Remaining outstanding acquired loans were $770 million and $844 million at June 30, 2018 and December 31, 2017, respectively. The related allowance for acquired loans was $2.0 million, representing 0.26% of acquired loans, at June 30, 2018, compared to an allowance for acquired loans of $2.1 million, representing 0.25% of acquired loans, at December 31, 2017. Originated loans outstanding, the related allowance and the ALLL to loans ratio at June 30, 2018 were $1.4 billion, $10.9 million and 0.80%, respectively, compared to $1.2 billion, $10.5 million and 0.85%, respectively, at December 31, 2017.

Table 7: Allowance for Loan Losses

	For the Six Months Ended		Year Ended
(in thousands)	June 30, 2018	June 30, 2017	December 31, 2017
Allowance for loan losses (ALLL):
Balance at beginning of period	$12,653	$11,820	$11,820
Provision for loan losses	1,020	900	2,325
Charge-offs	877	176	1,604
Recoveries	(79)	(47)	(112)
Net charge-offs	798	129	1,492
Balance at end of period	$12,875	$12,591	$12,653

Net loan charge-offs (recoveries):
Commercial & industrial	$564	$110	$1,404
Owner-occupied CRE	54	(14)	(30)
AG production	-	-	-
AG real estate	-	-	-
CRE investment	37	(1)	(1)
Construction & land development	-	13	13
Residential construction	-	-	-
Residential first mortgage	47	4	(17)
Residential junior mortgage	(29)	(1)	69
Retail & other	125	18	54
Total net loans charged-off	$798	$129	$1,492

ALLL to total loans	0.60%	0.63%	0.61%
ALLL to net charge-offs	1,613.4%	9,760.5%	848.1%
Net charge-offs to average loans, annualized	0.08%	0.01%	0.08%

Nonperforming Assets

As part of its overall credit risk management process, Nicolet’s management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized. See also Note 6, “Loans, Allowance for Loan Losses, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on credit quality.

Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans decreased to $10.9 million (consisting of $4.9 million originated loans and $6.0 million acquired loans) at June 30, 2018 compared to $13.1 million at December 31, 2017 (consisting of $3.3 million originated loans and $9.8 million acquired loans), with the decline primarily attributable to the favorable resolution of a large purchased credit impaired commercial loan. Nonperforming assets (which include nonperforming loans and OREO) were $12.1 million at June 30, 2018 compared to $14.4 million at December 31, 2017. OREO was $1.2 million at June 30, 2018, down slightly from $1.3 million at year-end 2017, the majority of which is closed bank branch property. Nonperforming assets as a percent of total assets were 0.41% at June 30, 2018 compared to 0.49% at December 31, 2017.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $14.6 million (0.7% of loans) and $13.6 million (0.7% of loans) at June 30, 2018 and December 31, 2017, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 8: Nonperforming Assets

(in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
Nonperforming loans:
Commercial & industrial	$6,119	$6,016	$4,017
Owner-occupied CRE	588	533	3,266
AG production	66	—	3
AG real estate	175	186	197
CRE investment	1,487	4,531	5,744
Construction & land development	—	—	740
Residential construction	108	80	80
Residential first mortgage	2,063	1,587	2,602
Residential junior mortgage	276	158	252
Retail & other	—	4	—
Total nonaccrual loans	10,882	13,095	16,901
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$10,882	$13,095	$16,901
OREO:
Commercial real estate owned	$505	$185	$165
Residential real estate owned	—	70	90
Bank property real estate owned	725	1,039	1,594
Total OREO	1,230	1,294	1,849
Total nonperforming assets	$12,112	$14,389	$18,750
Performing troubled debt restructurings	$—	$—	$—
Ratios:
Nonperforming loans to total loans	0.51%	0.63%	0.84%
Nonperforming assets to total loans plus OREO	0.57%	0.69%	0.93%
Nonperforming assets to total assets	0.41%	0.49%	0.66%
ALLL to nonperforming loans	118.3%	96.6%	74.5%
ALLL to total loans	0.60%	0.61%	0.63%

Deposits

Deposits represent Nicolet’s largest source of funds. The deposit composition, including brokered deposits within total deposits, was as follows:

Table 9: Deposits

	June 30, 2018		December 31, 2017		June 30, 2017
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Demand	$621,576	25.3%	$631,831	25.6%	$573,372	24.0%
MMA and Interest-bearing demand	1,169,163	47.6%	1,222,401	49.5%	1,170,986	49.0%
Savings	289,156	11.8%	269,922	10.9%	265,165	11.1%
Time	375,641	15.3%	346,910	14.0%	380,448	15.9%
Total deposits	$2,455,536	100.0%	$2,471,064	100.0%	$2,389,971	100.0%

Brokered transaction accounts	$63,741	2.6%	$76,141	3.1%	$140,584	5.9%
Brokered time deposits	37,713	1.5%	44,645	1.8%	84,835	3.5%
Total brokered deposits	$101,454	4.1%	$120,786	4.9%	$225,419	9.4%

Lending-Related Commitments

As of June 30, 2018 and December 31, 2017, Nicolet had the following off-balance sheet lending-related commitments:

Table 10: Commitments

	June 30,	December 31,
(in thousands)	2018	2017
Commitments to extend credit	$688,167	$680,307
Financial standby letters of credit	8,878	8,783
Performance standby letters of credit	8,143	9,080

Interest rate lock commitments to originate residential mortgage loans held for sale (included above in commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments and represented $34.5 million and $11.9 million, respectively, at June 30, 2018. The fair value of these interest rate lock commitments and forward commitments was not significant at June 30, 2018.

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

Funds are available from a number of basic banking activity sources, including but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of brokered deposits. All securities AFS and equity securities (included in other investments) are reported at fair value on the consolidated balance sheet. At June 30, 2018, approximately 31% of the $402 million securities AFS portfolio was pledged to secure public deposits and short-term borrowings, as applicable, and for other purposes as required by law. Additional funding sources at June 30, 2018, consist of a $10 million available and unused line of credit at the holding company, $158 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $177 million, and borrowing capacity in the brokered deposit market.

Cash and cash equivalents at June 30, 2018 and December 31, 2017 were $104.1 million and $154.9 million, respectively. The decrease in cash and cash equivalents since year-end 2017 was largely attributable to loan growth, net investment purchases, a reduction in deposits, and common stock purchases. Nicolet’s liquidity resources were sufficient as of June 30, 2018 to fund loans, accommodate deposit cycles and trends, and to meet other cash needs as necessary.

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

Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at June 30, 2018 and December 31, 2017, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 11 below. The results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.

Table 11: Interest Rate Sensitivity

	June 30, 2018	December 31, 2017
200 bps decrease in interest rates	(1.6)%	(1.0)%
100 bps decrease in interest rates	(0.5)%	(0.2)%
100 bps increase in interest rates	0.1%	(0.1)%
200 bps increase in interest rates	0.4%	(0.2)%

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

As shown in Table 12, Nicolet’s regulatory capital ratios remain well above minimum regulatory ratios. At June 30, 2018, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios as of June 30, 2018 and December 31, 2017 are presented in the following table.

Table 12: Capital

(in millions)	June 30, 2018	December 31, 2017
Company:
Total risk-based capital	$308.9	$299.0
Tier 1 risk-based capital	284.1	274.5
Common equity Tier 1 capital	254.7	245.2
Total capital ratio	12.7%	12.8%
Tier 1 capital ratio	11.7%	11.8%
Common equity tier 1 capital ratio	10.5%	10.5%
Tier 1 leverage ratio	9.7%	10.0%
Bank:
Total risk-based capital	$277.7	$267.2
Tier 1 risk-based capital	264.8	254.5
Common equity Tier 1 capital	264.8	254.5
Total capital ratio	11.5%	11.5%
Tier 1 capital ratio	10.9%	10.9%
Common equity tier 1 capital ratio	10.9%	10.9%
Tier 1 leverage ratio	9.1%	9.3%

In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. During the first half of 2018, $12.5 million was utilized to repurchase and cancel approximately 226,500 shares of common stock pursuant to our 2014 common stock repurchase program, bringing the life-to-date cumulative totals to 933,700 shares repurchased for $36.6 million. On July 17, 2018, Nicolet’s board authorized an increase to the program of $12 million or up to 200,000 shares. As a result, there remains $17.4 million authorized under the repurchase program to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

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

Future Accounting Pronouncements

Recent accounting pronouncements adopted are included in Note 1, “Basis of Presentation” of the Notes to Unaudited Consolidated Financial Statements within Part I, Item 1.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principle of the guidance is a lessee should recognize the assets and liabilities that arise from leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet, the new standard will require both types of leases to be recognized on the balance sheet. The updated guidance is effective for annual reporting periods beginning after December 15, 2018. Early application is permitted. The Company will adopt the new accounting standard in 2019, as required, and is currently assessing the impact of the new guidance on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See section “Interest Rate Sensitivity Management and Impact of Inflation” within Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following are Nicolet’s monthly common stock purchases during the second quarter of 2018.

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
	(#)	($)	(#)	(#)
Period
April 1 – April 30, 2018	70,404	$55.34	70,281	328,000
May 1 – May 31, 2018	11,648	$55.98	11,648	316,000
June 1 – June 30, 2018	-	$-	-	316,000
Total	82,052	$55.43	81,929	316,000

(a)	During the second quarter of 2018, the Company repurchased 123 shares for minimum tax withholding settlements on restricted stock. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors’ authorization.

(b)	During the second quarter of 2018, Nicolet utilized $4.5 million to repurchase and cancel approximately 81,900 shares of common stock pursuant to our 2014 common stock repurchase program, bringing the life-to-date cumulative totals to $36.6 million to repurchase and cancel approximately 933,700 shares, or a weighted average price of $39.25 per share excluding commissions. At June 30, 2018, approximately $5.4 million remained available to repurchase up to 316,000 common shares. Subsequent to quarter-end, on July 17, 2018, the stock repurchase program was modified, adding $12 million more to repurchase up to 200,000 shares of outstanding common stock. Including this subsequent modification, there remains $17.4 million authorized under the repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit
Number	Description
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101	The following material from Nicolet’s Form 10-Q Report for the three and six months ended June 30, 2018, formatted in eXtensible Buisness Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

August 3, 2018	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

August 3, 2018	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer
47