Form 10-Q
period 2018-09-30
NICOLET BANKSHARES INC
filed 2018-11-02
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2018 there were 9,525,855 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$60,346	$86,191
Interest-earning deposits	100,066	68,008
Federal funds sold	743	734
Cash and cash equivalents	161,155	154,933
Certificates of deposit in other banks	995	1,746
Securities available for sale (“AFS”), at fair value	410,911	405,153
Other investments	17,479	14,837
Loans held for sale	2,593	4,666
Loans	2,143,457	2,087,925
Allowance for loan losses	(12,992)	(12,653)
Loans, net	2,130,465	2,075,272
Premises and equipment, net	47,305	47,151
Bank owned life insurance (“BOLI”)	65,820	64,453
Goodwill and other intangibles, net	125,360	128,406
Accrued interest receivable and other assets	38,819	35,816
Total assets	$3,000,902	$2,932,433

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$664,788	$631,831
Interest-bearing deposits	1,857,368	1,839,233
Total deposits	2,522,156	2,471,064
Short-term borrowings	—	—
Long-term borrowings	77,241	78,046
Accrued interest payable and other liabilities	23,602	18,444
Total liabilities	2,622,999	2,567,554

Stockholders’ Equity:
Common stock	96	98
Additional paid-in capital	251,631	263,835
Retained earnings	133,501	102,391
Accumulated other comprehensive loss	(8,057)	(2,146)
Total Nicolet Bankshares, Inc. stockholders’ equity	377,171	364,178
Noncontrolling interest	732	701
Total stockholders’ equity and noncontrolling interest	377,903	364,879
Total liabilities, noncontrolling interest and stockholders’ equity	$3,000,902	$2,932,433

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	9,576,644	9,818,247
Common shares issued	9,604,160	9,849,167
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Loans, including loan fees	$28,997	$27,329	$84,644	$73,098
Investment securities:
Taxable	1,564	1,114	4,503	3,422
Tax-exempt	572	604	1,737	1,761
Other interest income	747	407	2,326	1,136
Total interest income	31,880	29,454	93,210	79,417
Interest expense:
Deposits	4,055	2,364	11,012	5,216
Short-term borrowings	—	—	8	72
Long-term borrowings	883	699	2,571	1,894
Total interest expense	4,938	3,063	13,591	7,182
Net interest income	26,942	26,391	79,619	72,235
Provision for loan losses	340	975	1,360	1,875
Net interest income after provision for loan losses	26,602	25,416	78,259	70,360
Noninterest income:
Trust services fee income	1,638	1,479	4,915	4,431
Brokerage fee income	1,732	1,500	5,074	4,192
Mortgage income, net	1,902	1,774	4,510	4,022
Service charges on deposit accounts	1,247	1,238	3,637	3,367
Card interchange income	1,481	1,225	4,082	3,378
BOLI income	1,019	459	1,929	1,314
Rent income	303	285	951	852
Asset gains (losses), net	146	1,305	1,322	2,071
Other income	1,181	899	3,292	2,391
Total noninterest income	10,649	10,164	29,712	26,018
Noninterest expense:
Personnel	12,983	11,488	38,149	32,404
Occupancy, equipment and office	3,660	3,559	10,901	9,613
Business development and marketing	1,334	1,113	4,139	3,359
Data processing	2,375	2,238	7,094	6,428
FDIC expense	245	205	800	582
Intangibles amortization	1,054	1,173	3,336	3,514
Other expense	1,393	1,086	3,718	3,598
Total noninterest expense	23,044	20,862	68,137	59,498
Income before income tax expense	14,207	14,718	39,834	36,880
Income tax expense	3,268	5,133	9,431	12,605
Net income	10,939	9,585	30,403	24,275
Less: Net income attributable to noncontrolling interest	80	74	230	228
Net income attributable to Nicolet Bankshares, Inc.	$10,859	$9,511	$30,173	$24,047

Earnings per common share:
Basic	$1.13	$0.97	$3.12	$2.58
Diluted	$1.09	$0.91	$3.02	$2.45

Weighted average common shares outstanding:
Basic	9,633,158	9,836,646	9,678,726	9,316,814
Diluted	9,949,295	10,408,683	10,004,316	9,820,724
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$10,939	$9,585	$30,403	$24,275
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses) arising during the period	(1,836)	834	(6,814)	5,685
Reclassification adjustment for net gains included in income	—	(1,222)	—	(1,220)
Income tax (expense) benefit	497	125	1,840	(1,741)
Total other comprehensive income (loss)	(1,339)	(263)	(4,974)	2,724
Comprehensive income	$9,600	$9,322	$25,429	$26,999
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statement of Stockholders’ Equity
(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance December 31, 2017	$98	$263,835	$102,391	$(2,146)	$701	$364,879
Comprehensive income:
Net income	—	—	30,173	—	230	30,403
Other comprehensive loss	—	—	—	(4,974)	—	(4,974)
Stock-based compensation expense	—	3,613	—	—	—	3,613
Exercise of stock options	1	1,223	—	—	—	1,224
Issuance of common stock	—	167	—	—	—	167
Purchase and retirement of common stock	(3)	(17,207)	—	—	—	(17,210)
Distribution to noncontrolling interest	—	—	—	—	(199)	(199)
Adoption of ASU 2016-01 (See Notes 1 and 5)	—	—	937	(937)	—	—
Balance, September 30, 2018	$96	$251,631	$133,501	$(8,057)	$732	$377,903
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$30,403	$24,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	4,643	7,038
Provision for loan losses	1,360	1,875
Increase in cash surrender value of life insurance	(1,367)	(1,314)
Stock-based compensation expense	3,613	1,871
Asset (gains) losses, net	(1,322)	(2,071)
Gain on sale of loans held for sale, net	(4,026)	(3,614)
Proceeds from sale of loans held for sale	184,314	164,726
Origination of loans held for sale	(178,911)	(164,806)
Net change in:
Accrued interest receivable and other assets	(4,952)	239
Accrued interest payable and other liabilities	6,798	1,733
Net cash provided by operating activities	40,553	29,952
Cash Flows From Investing Activities:
Net increase in loans	(50,703)	(126,499)
Net decrease in certificates of deposit in other banks	751	1,490
Purchases of securities AFS	(57,891)	(49,119)
Proceeds from sales of securities AFS	—	10,798
Proceeds from calls and maturities of securities AFS	40,302	34,426
Purchases of other investments	(634)	(3,256)
Proceeds from sales of other investments	807	6,519
Proceeds from redemption of BOLI	561	—
Net increase in premises and equipment	(2,974)	(2,958)
Net decrease in other real estate and other assets	1,486	2,470
Net cash received in business combination	—	9,119
Net cash used by investing activities	(68,295)	(117,010)
Cash Flows From Financing Activities:
Net increase in deposits	51,171	22,054
Net increase in short-term borrowings	—	12,900
Proceeds from long-term borrowings	—	30,000
Repayments of long-term borrowings	(1,189)	(4,487)
Purchase and retirement of common stock	(17,210)	(7,462)
Capitalized issuance costs, net	—	(186)
Proceeds from issuance of common stock	167	175
Proceeds from exercise of stock options	1,224	1,064
Distribution to noncontrolling interest	(199)	—
Net cash provided by financing activities	33,964	54,058
Net increase (decrease) in cash and cash equivalents	6,222	(33,000)
Cash and cash equivalents:
Beginning	154,933	129,103
Ending *	$161,155	$96,103
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$13,294	$7,117
Cash paid for taxes	9,325	8,805
Transfer of loans and bank premises to other real estate owned	587	828
Capitalized mortgage servicing rights	696	679
Transfer of loans from held for sale to held for investment	—	3,236
Acquisitions:
Fair value of assets acquired	$—	$439,000
Fair value of liabilities assumed	—	398,000
Net assets acquired	—	41,000
* Cash and cash equivalents include restricted cash of $7.4 million and $2.4 million at September 30, 2018 and 2017, respectively, for the reserve balance required with the Federal Reserve Bank.
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
Recent Accounting Developments Adopted
In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718). ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718 to the modification to the terms and conditions of a share-based payment award. The updated guidance was effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the updated guidance effective January 1, 2018 with no material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets versus businesses. The update narrows the definition of a business by adding three principal clarifications: (1) if substantially all the fair value of the gross assets in the asset group is concentrated in either a single identifiable asset or group of similar identifiable assets the transaction does not involve a business, (2) if the asset group does not include a minimum of an input and a substantive process, it does not represent a business, and (3) if the integrated set of activities (including its inputs and processes) does not create, or have the ability to create, goods or services to customers, investment income (e.g., dividends or interest) or other revenue, it is not a business. The overall intention is to provide consistency in applying the guidance and make the definition of a business more operable. This update was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied prospectively. The Company adopted the updated guidance effective January 1, 2018 with no material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows to reduce diversity in practice. The amendment requires that a statement of cash flow explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included in cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the statement of cash flow. This amendment was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied retrospectively to each period presented. The Company adopted the updated guidance effective January 1, 2018 with no material impact on its consolidated financial statements. See the consolidated statements of cash flows for additional disclosures related to this ASU.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on specific cash flow issues, including: debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies, and distributions received from equity method investees. The amendments were effective for public business entities for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. The Company adopted the updated guidance effective January 1, 2018 with no material impact on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment also requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. This amendment was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities were required to apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted the updated guidance effective January 1, 2018 and recognized a cumulative-effect adjustment at adoption of approximately $0.9 million for the after tax impact of the unrealized gain on equity securities. See the consolidated statement of stockholders’ equity and Note 5 for additional disclosures related to this ASU.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with several subsequent updates. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Topic 606 provides a five-step model to apply to revenue recognition, consisting of the following: (1) identify the contract; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when or as the performance obligation is satisfied. The guidance was effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the updated guidance using the modified retrospective approach effective January 1, 2018, with no material impact on its consolidated financial statements. See Note 10 for the new disclosures related to Topic 606.
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
Note 2 – Acquisitions
During the third quarter of 2018, Nicolet purchased a small brokerage book of business from a retiring financial advisor in support of the Company's initiative to expand its wealth management business. As a result of this purchase, the Company recorded a customer list intangible of $290,000 which will be amortized on a straight-line basis.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Net income attributable to Nicolet Bankshares, Inc.	$10,859	$9,511	$30,173	$24,047

Weighted average common shares outstanding	9,633	9,837	9,679	9,317
Effect of dilutive common stock awards	316	572	325	504
Diluted weighted average common shares outstanding	9,949	10,409	10,004	9,821

Basic earnings per common share*	$1.13	$0.97	$3.12	$2.58
Diluted earnings per common share*	$1.09	$0.91	$3.02	$2.45
*Cumulative quarterly per share performance may not equal annual per share totals due to the effects of the amount and timing of capital increases. When computing earnings per share for an interim period, the denominator is based on the weighted average shares outstanding during the interim period, and not on an annualized weighted average basis. Accordingly, the sum of the earnings per share data for the quarters will not necessarily equal the year to date earnings per share data.
For the three and nine months ended September 30, 2018, options to purchase approximately 0.1 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. There was no anti-dilutive effect of options outstanding for the three and nine months ended September 30, 2017.
Note 4 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. At September 30, 2018, approximately 144,000 shares were available for grant under these stock-based compensation plans.

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants were as follows.

	Nine Months Ended September 30,
	2018	2017
Dividend yield	—%	—%
Expected volatility	25%	25%
Risk-free interest rate	2.48%	2.13%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$17.60	$15.44
Activity in the Company’s Stock Incentive Plans is summarized in the following tables.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2017	1,643,255	$39.82
Granted	10,000	54.06
Exercise of stock options *	(56,881)	21.53
Forfeited	(6,500)	39.43
Outstanding - September 30, 2018	1,589,874	$40.57	7.6	$22,429
Exercisable - September 30, 2018	543,886	$32.00	6.4	$12,243
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements; accordingly, 2,194 such shares were surrendered to the Company during the nine months ended September 30, 2018.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for both the nine months ended September 30, 2018 and 2017 was approximately $1.8 million.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2017	$34.26	30,920
Granted	55.64	7,510
Vested *	37.44	(10,911)
Forfeited	16.50	(3)
Outstanding - September 30, 2018	$38.84	27,516
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 1,615 shares were surrendered during the nine months ended September 30, 2018.
The Company recognized approximately $3.4 million and $1.9 million of stock-based compensation expense (included in personnel on the consolidated statements of income) during the nine months ended September 30, 2018 and 2017, respectively, associated with its common stock awards granted to officers and employees. In addition, during the third quarter of 2018, the Company recognized approximately $0.2 million of director expense (included in other expense on the consolidated statements of income) for a total restricted stock grant of 3,510 shares with immediate vesting to directors. As of September 30, 2018, there was approximately $13.7 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately three years. The Company recognized a tax benefit of approximately $0.2 million for both the nine months ended September 30, 2018 and 2017, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

Note 5 – Securities Available for Sale
Amortized cost and fair value of securities available for sale are summarized as follows.

	September 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$27,133	$—	$879	$26,254
State, county and municipals	169,431	38	4,647	164,822
Mortgage-backed securities	140,427	85	4,667	135,845
Corporate debt securities	84,957	165	1,132	83,990
Total	$421,948	$288	$11,325	$410,911

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$26,586	$—	$377	$26,209
State, county and municipals	186,128	180	2,264	184,044
Mortgage-backed securities	157,705	160	2,333	155,532
Corporate debt securities	36,387	449	39	36,797
Equity securities *	1,287	1,284	—	2,571
Total	$408,093	$2,073	$5,013	$405,153
* Effective January 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income. Such securities are no longer reflected as securities AFS. As a result of this accounting change, the Company recognized a cumulative-effect adjustment at adoption from accumulated other comprehensive income to retained earnings of approximately $0.9 million in the consolidated statement of stockholders’ equity for the net of tax impact of the unrealized gain on equity securities as of the date of adoption and recognized a gain of approximately $475,000 for the nine months ended September 30, 2018, in the consolidated statements of income for the change in fair value on equity securities since adoption. In addition, the approximately $2.8 million current fair value of equity securities is now reflected within other investments on the consolidated balance sheets rather than as securities AFS. Prior periods have not been restated for the impact of this accounting change. See Note 1 for additional information on this new accounting standard.
The following table represents gross unrealized losses and the related estimated fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	September 30, 2018
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$—	$—	$26,254	$879	$26,254	$879	2
State, county and municipals	71,359	1,168	81,418	3,479	152,777	4,647	453
Mortgage-backed securities	32,929	727	93,312	3,940	126,241	4,667	212
Corporate debt securities	69,816	1,132	—	—	69,816	1,132	37
Total	$174,104	$3,027	$200,984	$8,298	$375,088	$11,325	704

	December 31, 2017
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$26,209	$377	$—	$—	$26,209	$377	2
State, county and municipals	110,157	1,097	49,326	1,167	159,483	2,264	465
Mortgage-backed securities	72,210	735	65,537	1,598	137,747	2,333	215
Corporate debt securities	10,172	39	—	—	10,172	39	5
Total	$218,748	$2,248	$114,863	$2,765	$333,611	$5,013	687
As of September 30, 2018, the Company does not consider its securities AFS with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the nine months ended September 30, 2018 or 2017.
The amortized cost and fair value of securities AFS by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; as this is particularly inherent in mortgage-backed securities, these securities are not included in the maturity categories below.

	September 30, 2018
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$21,592	$21,559
Due in one year through five years	157,636	154,294
Due after five years through ten years	95,324	92,078
Due after ten years	6,969	7,135
	281,521	275,066
Mortgage-backed securities	140,427	135,845
Securities available for sale	$421,948	$410,911
Proceeds from the sale of securities AFS were as follows.

	Nine Months Ended September 30,
(in thousands)	2018	2017
Gross gains	$—	$1,227
Gross losses	—	(7)
Gains (losses) on sales of securities AFS, net	$—	$1,220
Proceeds from sales of securities AFS	$—	$10,798

Note 6 – Loans, Allowance for Loan Losses, and Credit Quality
The loan composition is summarized as follows.

	September 30, 2018		December 31, 2017
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$665,754	31.1%	$637,337	30.5%
Owner-occupied commercial real estate (“CRE”)	449,151	21.0	430,043	20.6
Agricultural (“AG”) production	35,727	1.7	35,455	1.7
AG real estate	52,378	2.4	51,778	2.5
CRE investment	331,312	15.5	314,463	15.1
Construction & land development	86,533	4.0	89,660	4.3
Residential construction	30,295	1.4	36,995	1.8
Residential first mortgage	357,163	16.6	363,352	17.4
Residential junior mortgage	109,692	5.1	106,027	5.1
Retail & other	25,452	1.2	22,815	1.0
Loans	2,143,457	100.0%	2,087,925	100.0%
Less allowance for loan losses (“ALLL”)	12,992		12,653
Loans, net	$2,130,465		$2,075,272
Allowance for loan losses to loans	0.61%		0.61%
As a further breakdown, loans are summarized by originated and acquired as follows.

	September 30, 2018				December 31, 2017
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$551,395	38.9%	$114,359	15.8%	$488,600	39.3%	$148,737	17.6%
Owner-occupied CRE	274,036	19.3	175,115	24.2	237,548	19.1	192,495	22.8
AG production	10,821	0.8	24,906	3.4	11,102	0.9	24,353	2.9
AG real estate	29,685	2.1	22,693	3.1	27,831	2.2	23,947	2.8
CRE investment	151,335	10.7	179,977	24.8	113,862	9.2	200,601	23.8
Construction & land development	63,106	4.4	23,427	3.2	56,061	4.5	33,599	4.0
Residential construction	30,245	2.1	50	0.1	33,615	2.7	3,380	0.4
Residential first mortgage	211,474	14.9	145,689	20.1	191,186	15.4	172,166	20.4
Residential junior mortgage	74,366	5.2	35,326	4.9	65,643	5.3	40,384	4.8
Retail & other	22,464	1.6	2,988	0.4	18,254	1.4	4,561	0.5
Loans	1,418,927	100.0%	724,530	100.0%	1,243,702	100.0%	844,223	100.0%
Less ALLL	11,118		1,874		10,542		2,111
Loans, net	$1,407,809		$722,656		$1,233,160		$842,112
ALLL to loans	0.78%		0.26%		0.85%		0.25%
A roll forward of the allowance for loan losses is summarized as follows.

	Nine Months Ended		Year Ended
(in thousands)	September 30, 2018	September 30, 2017	December 31, 2017
Beginning balance	$12,653	$11,820	$11,820
Provision for loan losses	1,360	1,875	2,325
Charge-offs	(1,110)	(1,156)	(1,604)
Recoveries	89	71	112
Net charge-offs	(1,021)	(1,085)	(1,492)
Ending balance	$12,992	$12,610	$12,653

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
The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment.

	TOTAL – Nine Months Ended September 30, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,934	$2,607	$129	$296	$1,388	$726	$251	$1,609	$488	$225	$12,653
Provision	1,043	293	(8)	(2)	(8)	(230)	(41)	119	(55)	249	1,360
Charge-offs	(743)	(64)	—	—	(37)	—	—	(85)	—	(181)	(1,110)
Recoveries	30	12	—	—	—	—	—	3	31	13	89
Net charge-offs	(713)	(52)	—	—	(37)	—	—	(82)	31	(168)	(1,021)
Ending balance	$5,264	$2,848	$121	$294	$1,343	$496	$210	$1,646	$464	$306	$12,992
As percent of ALLL	40.5%	21.9%	0.9%	2.3%	10.3%	3.8%	1.6%	12.7%	3.6%	2.4%	100.0%

ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	5,264	2,848	121	294	1,343	496	210	1,646	464	306	12,992
Ending balance	$5,264	$2,848	$121	$294	$1,343	$496	$210	$1,646	$464	$306	$12,992

Loans:
Individually evaluated	$5,858	$1,548	$—	$234	$2,876	$603	$—	$2,663	$57	$12	$13,851
Collectively evaluated	659,896	447,603	35,727	52,144	328,436	85,930	30,295	354,500	109,635	25,440	2,129,606
Total loans	$665,754	$449,151	$35,727	$52,378	$331,312	$86,533	$30,295	$357,163	$109,692	$25,452	$2,143,457

Less ALLL	5,264	2,848	121	294	1,343	496	210	1,646	464	306	12,992
Net loans	$660,490	$446,303	$35,606	$52,084	$329,969	$86,037	$30,085	$355,517	$109,228	$25,146	$2,130,465
As a further breakdown, the ALLL is summarized by originated and acquired as follows.

	Originated – Nine Months Ended September 30, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,192	$2,115	$112	$235	$1,154	$628	$200	$1,297	$409	$200	$10,542
Provision	1,143	349	(4)	9	(13)	(217)	(25)	165	(43)	247	1,611
Charge-offs	(743)	(64)	—	—	(37)	—	—	(85)	—	(178)	(1,107)
Recoveries	29	1	—	—	—	—	—	—	29	13	72
Net charge-offs	(714)	(63)	—	—	(37)	—	—	(85)	29	(165)	(1,035)
Ending balance	$4,621	$2,401	$108	$244	$1,104	$411	$175	$1,377	$395	$282	$11,118
As percent of ALLL	41.6%	21.6%	1.0%	2.2%	9.9%	3.7%	1.6%	12.4%	3.5%	2.5%	100.0%

Loans:
Individually evaluated	$2,553	$328	$—	$—	$918	$—	$—	$251	$—	$—	$4,050
Collectively evaluated	548,842	273,708	10,821	29,685	150,417	63,106	30,245	211,223	74,366	22,464	1,414,877
Total loans	$551,395	$274,036	$10,821	$29,685	$151,335	$63,106	$30,245	$211,474	$74,366	$22,464	$1,418,927

Less ALLL	4,621	2,401	108	244	1,104	411	175	1,377	395	282	11,118
Net loans	$546,774	$271,635	$10,713	$29,441	$150,231	$62,695	$30,070	$210,097	$73,971	$22,182	$1,407,809

	Acquired – Nine Months Ended September 30, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$742	$492	$17	$61	$234	$98	$51	$312	$79	$25	$2,111
Provision	(100)	(56)	(4)	(11)	5	(13)	(16)	(46)	(12)	2	(251)
Charge-offs	—	—	—	—	—	—	—	—	—	(3)	(3)
Recoveries	1	11	—	—	—	—	—	3	2	—	17
Net charge-offs	1	11	—	—	—	—	—	3	2	(3)	14
Ending balance	$643	$447	$13	$50	$239	$85	$35	$269	$69	$24	$1,874
As percent of ALLL	34.3%	23.9%	0.7%	2.7%	12.7%	4.5%	1.9%	14.3%	3.7%	1.3%	100.0%

Loans:
Individually evaluated	$3,305	$1,220	$—	$234	$1,958	$603	$—	$2,412	$57	$12	$9,801
Collectively evaluated	111,054	173,895	24,906	22,459	178,019	22,824	50	143,277	35,269	2,976	714,729
Total loans	$114,359	$175,115	$24,906	$22,693	$179,977	$23,427	$50	$145,689	$35,326	$2,988	$724,530

Less ALLL	643	447	13	50	239	85	35	269	69	24	1,874
Net loans	$113,716	$174,668	$24,893	$22,643	$179,738	$23,342	$15	$145,420	$35,257	$2,964	$722,656
The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment.

	TOTAL – Year Ended December 31, 2017
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$3,919	$2,867	$150	$285	$1,124	$774	$304	$1,784	$461	$152	$11,820
Provision	2,419	(290)	(21)	11	263	(35)	(53)	(192)	96	127	2,325
Charge-offs	(1,442)	—	—	—	—	(13)	—	(8)	(72)	(69)	(1,604)
Recoveries	38	30	—	—	1	—	—	25	3	15	112
Net charge-offs	(1,404)	30	—	—	1	(13)	—	17	(69)	(54)	(1,492)
Ending balance	$4,934	$2,607	$129	$296	$1,388	$726	$251	$1,609	$488	$225	$12,653
As percent of ALLL	39.0%	20.6%	1.0%	2.3%	11.0%	5.7%	2.0%	12.7%	3.9%	1.8%	100.0%

ALLL:
Individually evaluated	$163	$—	$—	$—	$—	$—	$—	$—	$—	$—	$163
Collectively evaluated	4,771	2,607	129	296	1,388	726	251	1,609	488	225	12,490
Ending balance	$4,934	$2,607	$129	$296	$1,388	$726	$251	$1,609	$488	$225	$12,653

Loans:
Individually evaluated	$5,870	$1,689	$—	$248	$5,290	$1,053	$80	$2,801	$178	$12	$17,221
Collectively evaluated	631,467	428,354	35,455	51,530	309,173	88,607	36,915	360,551	105,849	22,803	2,070,704
Total loans	$637,337	$430,043	$35,455	$51,778	$314,463	$89,660	$36,995	$363,352	$106,027	$22,815	$2,087,925

Less ALLL	4,934	2,607	129	296	1,388	726	251	1,609	488	225	12,653
Net loans	$632,403	$427,436	$35,326	$51,482	$313,075	$88,934	$36,744	$361,743	$105,539	$22,590	$2,075,272

As a further breakdown, the ALLL is summarized by originated and acquired as follows.

	Originated – Year Ended December 31, 2017
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$3,150	$2,263	$122	$222	$893	$656	$266	$1,372	$373	$132	$9,449
Provision	2,429	(172)	(10)	13	261	(28)	(66)	(69)	105	122	2,585
Charge-offs	(1,388)	—	—	—	—	—	—	(8)	(72)	(69)	(1,537)
Recoveries	1	24	—	—	—	—	—	2	3	15	45
Net charge-offs	(1,387)	24	—	—	—	—	—	(6)	(69)	(54)	(1,492)
Ending balance	$4,192	$2,115	$112	$235	$1,154	$628	$200	$1,297	$409	$200	$10,542
As percent of ALLL	39.8%	20.1%	1.1%	2.2%	10.9%	6.0%	1.9%	12.3%	3.9%	1.8%	100.0%

ALLL:
Individually evaluated	$163	$—	$—	$—	$—	$—	$—	$—	$—	$—	$163
Collectively evaluated	4,029	2,115	112	235	1,154	628	200	1,297	409	200	10,379
Ending balance	$4,192	$2,115	$112	$235	$1,154	$628	$200	$1,297	$409	$200	$10,542

Loans:
Individually evaluated	$2,189	$—	$—	$—	$549	$—	$—	$253	$12	$—	$3,003
Collectively evaluated	486,411	237,548	11,102	27,831	113,313	56,061	33,615	190,933	65,631	18,254	1,240,699
Total loans	$488,600	$237,548	$11,102	$27,831	$113,862	$56,061	$33,615	$191,186	$65,643	$18,254	$1,243,702

Less ALLL	4,192	2,115	112	235	1,154	628	200	1,297	409	200	10,542
Net loans	$484,408	$235,433	$10,990	$27,596	$112,708	$55,433	$33,415	$189,889	$65,234	$18,054	$1,233,160

	Acquired – Year Ended December 31, 2017
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$769	$604	$28	$63	$231	$118	$38	$412	$88	$20	$2,371
Provision	(10)	(118)	(11)	(2)	2	(7)	13	(123)	(9)	5	(260)
Charge-offs	(54)	—	—	—	—	(13)	—	—	—	—	(67)
Recoveries	37	6	—	—	1	—	—	23	—	—	67
Net charge-offs	(17)	6	—	—	1	(13)	—	23	—	—	—
Ending balance	$742	$492	$17	$61	$234	$98	$51	$312	$79	$25	$2,111
As percent of ALLL	35.1%	23.3%	0.8%	2.9%	11.1%	4.6%	2.4%	14.8%	3.7%	1.3%	100.0%

ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	742	492	17	61	234	98	51	312	79	25	2,111
Ending balance	$742	$492	$17	$61	$234	$98	$51	$312	$79	$25	$2,111

Loans:
Individually evaluated	$3,681	$1,689	$—	$248	$4,741	$1,053	$80	$2,548	$166	$12	$14,218
Collectively evaluated	145,056	190,806	24,353	23,699	195,860	32,546	3,300	169,618	40,218	4,549	830,005
Total loans	$148,737	$192,495	$24,353	$23,947	$200,601	$33,599	$3,380	$172,166	$40,384	$4,561	$844,223

Less ALLL	742	492	17	61	234	98	51	312	79	25	2,111
Net loans	$147,995	$192,003	$24,336	$23,886	$200,367	$33,501	$3,329	$171,854	$40,305	$4,536	$842,112

The following table presents nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired.

	Total Nonaccrual Loans
(in thousands)	September 30, 2018	% of Total	December 31, 2017	% of Total
Commercial & industrial	$5,803	57.0%	$6,016	46.0%
Owner-occupied CRE	474	4.6	533	4.1
AG production	—	—	—	—
AG real estate	175	1.7	186	1.4
CRE investment	1,381	13.6	4,531	34.6
Construction & land development	80	0.8	—	—
Residential construction	28	0.3	80	0.6
Residential first mortgage	1,973	19.4	1,587	12.1
Residential junior mortgage	268	2.6	158	1.2
Retail & other	—	—	4	—
Nonaccrual loans	$10,182	100.0%	$13,095	100.0%
Percent of total loans	0.5%		0.6%

	September 30, 2018				December 31, 2017
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$2,729	55.9%	$3,074	58.0%	$2,296	70.0%	$3,720	37.9%
Owner-occupied CRE	360	7.4	114	2.2	86	2.6	447	4.6
AG production	—	—	—	—	—	—	—	—
AG real estate	—	—	175	3.3	—	—	186	1.9
CRE investment	918	18.8	463	8.7	549	16.8	3,982	40.6
Construction & land development	—	—	80	1.5	—	—	—	—
Residential construction	28	0.6	—	—	—	—	80	0.8
Residential first mortgage	777	15.9	1,196	22.5	331	10.1	1,256	12.8
Residential junior mortgage	66	1.4	202	3.8	12	0.4	146	1.4
Retail & other	—	—	—	—	4	0.1	—	—
Nonaccrual loans	$4,878	100.0%	$5,304	100.0%	$3,278	100.0%	$9,817	100.0%
Percent of nonaccrual loans	47.9%		52.1%		25.0%		75.0%

The following tables present past due loans by portfolio segment.

	September 30, 2018
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$30	$5,803	$659,921	$665,754
Owner-occupied CRE	—	474	448,677	449,151
AG production	—	—	35,727	35,727
AG real estate	48	175	52,155	52,378
CRE investment	—	1,381	329,931	331,312
Construction & land development	104	80	86,349	86,533
Residential construction	212	28	30,055	30,295
Residential first mortgage	638	1,973	354,552	357,163
Residential junior mortgage	31	268	109,393	109,692
Retail & other	61	—	25,391	25,452
Total loans	$1,124	$10,182	$2,132,151	$2,143,457
Percent of total loans	0.1%	0.4%	99.5%	100.0%

	December 31, 2017
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$211	$6,016	$631,110	$637,337
Owner-occupied CRE	671	533	428,839	430,043
AG production	30	—	35,425	35,455
AG real estate	—	186	51,592	51,778
CRE investment	—	4,531	309,932	314,463
Construction & land development	76	—	89,584	89,660
Residential construction	587	80	36,328	36,995
Residential first mortgage	1,039	1,587	360,726	363,352
Residential junior mortgage	14	158	105,855	106,027
Retail & other	4	4	22,807	22,815
Total loans	$2,632	$13,095	$2,072,198	$2,087,925
Percent of total loans	0.1%	0.6%	99.3%	100.0%
A description of the loan risk categories used by the Company follows.
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
The following tables present total loans by risk categories.

	September 30, 2018
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$630,681	$20,123	$2,725	$12,225	$—	$—	$665,754
Owner-occupied CRE	412,146	28,643	2,234	6,128	—	—	449,151
AG production	30,195	2,892	2,342	298	—	—	35,727
AG real estate	45,288	3,483	3,026	581	—	—	52,378
CRE investment	321,138	7,086	1,006	2,082	—	—	331,312
Construction & land development	81,296	5,141	16	80	—	—	86,533
Residential construction	30,267	—	—	28	—	—	30,295
Residential first mortgage	352,778	1,388	520	2,477	—	—	357,163
Residential junior mortgage	109,394	17	—	281	—	—	109,692
Retail & other	25,452	—	—	—	—	—	25,452
Total loans	$2,038,635	$68,773	$11,869	$24,180	$—	$—	$2,143,457
Percent of total	95.1%	3.2%	0.6%	1.1%	—	—	100.0%

	December 31, 2017
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$597,854	$12,999	$16,129	$10,355	$—	$—	$637,337
Owner-occupied CRE	397,357	23,340	6,442	2,904	—	—	430,043
AG production	30,431	4,000	—	1,024	—	—	35,455
AG real estate	44,321	4,873	—	2,584	—	—	51,778
CRE investment	299,926	8,399	190	5,948	—	—	314,463
Construction & land development	86,011	2,758	17	874	—	—	89,660
Residential construction	36,915	—	—	80	—	—	36,995
Residential first mortgage	358,067	1,868	683	2,734	—	—	363,352
Residential junior mortgage	105,736	117	—	174	—	—	106,027
Retail & other	22,811	—	—	4	—	—	22,815
Total loans	$1,979,429	$58,354	$23,461	$26,681	$—	$—	$2,087,925
Percent of total	94.8%	2.8%	1.1%	1.3%	—	—	100.0%

The following tables present impaired loans.

	Total Impaired Loans – September 30, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$5,858	$9,737	$—	$6,389	$534
Owner-occupied CRE	1,548	2,010	—	1,614	113
AG production	—	6	—	—	1
AG real estate	234	293	—	238	14
CRE investment	2,876	3,792	—	2,988	294
Construction & land development	603	1,506	—	603	16
Residential construction	—	—	—	—	—
Residential first mortgage	2,663	3,122	—	2,734	159
Residential junior mortgage	57	360	—	62	19
Retail & other	12	13	—	12	1
Total	$13,851	$20,839	$—	$14,640	$1,151

Originated impaired loans	$4,050	$4,050	$—	$4,453	$213
Acquired impaired loans	9,801	16,789	—	10,187	938
Total	$13,851	$20,839	$—	$14,640	$1,151

	Total Impaired Loans – December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$5,870	$10,063	$163	$6,586	$718
Owner-occupied CRE	1,689	2,256	—	1,333	132
AG production	—	10	—	—	—
AG real estate	248	307	—	233	26
CRE investment	5,290	8,102	—	5,411	465
Construction & land development	1,053	1,053	—	813	57
Residential construction	80	983	—	91	27
Residential first mortgage	2,801	3,653	—	2,177	180
Residential junior mortgage	178	507	—	154	17
Retail & other	12	14	—	12	1
Total	$17,221	$26,948	$163	$16,810	$1,623

Originated impaired loans	$3,003	$3,003	$163	$2,964	$241
Acquired impaired loans	14,218	23,945	—	13,846	1,382
Total	$17,221	$26,948	$163	$16,810	$1,623
Total purchased credit impaired loans (in aggregate since the Company’s 2013 acquisitions) were initially recorded at a fair value of $43.6 million on their respective acquisition dates, net of an initial $34.4 million non-accretable mark and a zero accretable mark. At September 30, 2018, $9.8 million of the $43.6 million remain in impaired loans.

Non-accretable discount on purchased credit impaired (“PCI”) loans:

	Nine Months Ended		Year Ended
(in thousands)	September 30, 2018	September 30, 2017	December 31, 2017
Balance at beginning of period	$9,471	$14,327	$14,327
Acquired balance, net	—	8,352	8,352
Accretion to loan interest income	(1,872)	(5,925)	(7,995)
Transferred to accretable	(513)	—	(1,936)
Disposals of loans	(97)	(1,121)	(3,277)
Balance at end of period	$6,989	$15,633	$9,471
Troubled Debt Restructurings
At September 30, 2018, there were five loans classified as troubled debt restructurings with a current outstanding balance of $0.7 million and pre-modification balance of $2.7 million. In comparison, at December 31, 2017, there were eight loans classified as troubled debt restructurings with an outstanding balance of $5.6 million and pre-modification balance of $6.9 million. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the nine months ended September 30, 2018. As of September 30, 2018, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.
Note 7 – Goodwill and Other Intangibles and Mortgage Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s quarterly assessment indicated no impairment charge on goodwill, core deposit intangibles or customer list intangibles was required for the year ended December 31, 2017 or the nine months ended September 30, 2018.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2018	December 31, 2017
Goodwill	$107,366	$107,366
Core deposit intangibles	13,488	16,477
Customer list intangibles	4,506	4,563
Other intangibles	17,994	21,040
Goodwill and other intangibles, net	$125,360	$128,406
Goodwill: Goodwill was $107.4 million at both September 30, 2018 and December 31, 2017. During 2017, goodwill increased due to the First Menasha acquisition. See Note 2 for additional information on the First Menasha acquisition.
Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During 2018, customer list intangibles increased due to the purchase of a brokerage book of business, while during 2017, core deposit intangibles increased due to the First Menasha acquisition and customer list intangibles increased due to a modification to the contingent earn-out payment on the financial advisor business acquired in 2016, fixing the previously variable earn-out payment on a portion of the purchase price. See Note 2 for additional information on Nicolet's acquisitions.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2018	December 31, 2017
Core deposit intangibles:
Gross carrying amount	$29,015	$29,015
Accumulated amortization	(15,527)	(12,538)
Net book value	$13,488	$16,477
Additions during the period	$—	$3,670
Amortization during the period	$2,989	$4,294

Customer list intangibles:
Gross carrying amount	$5,523	$5,233
Accumulated amortization	(1,017)	(670)
Net book value	$4,506	$4,563
Additions during the period	$290	$870
Amortization during the period	$347	$401
Mortgage servicing rights: Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date, with the amortization recorded in mortgage income, net, in the consolidated statements of income. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other assets in the consolidated balance sheets. Activity in the mortgage servicing rights asset was as follows.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2018	December 31, 2017
Mortgage servicing rights (MSR) asset:
MSR asset at beginning of year	$3,187	$1,922
Capitalized MSR	696	876
MSR asset acquired	—	874
Amortization during the period	(464)	(485)
MSR asset at end of period	$3,419	$3,187
Fair value of MSR asset at end of period	$4,304	$4,097
Residential mortgage loans serviced for others	$560,607	$518,419
Net book value of MSR asset to loans serviced for others	0.61%	0.61%
The Company periodically evaluates its mortgage servicing rights asset for impairment. At each reporting date, impairment is assessed based on an estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans serviced (predominantly loan type and note interest rate). No valuation allowance or impairment charge was recorded for the year ended December 31, 2017 or the nine months ended September 30, 2018. See Note 9 for additional information on the fair value of the MSR asset.
The following table shows the estimated future amortization expense for amortizing intangible assets and the MSR asset. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of the September 30, 2018. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset
Year ending December 31,
2018 (remaining three months)	$926	$127	$161
2019	3,337	507	643
2020	2,657	507	814
2021	2,167	507	381
2022	1,735	507	381
Thereafter	2,666	2,351	1,039
Total	$13,488	$4,506	$3,419
Note 8 – Short and Long-Term Borrowings
Short-Term Borrowings:
The Company did not have any short-term borrowings (borrowing with an original maturity of one year or less) outstanding at September 30, 2018 or December 31, 2017.
Long-Term Borrowings:
The components of long-term borrowings (borrowing with an original maturity greater than one year) were as follows.

(in thousands)	September 30, 2018	December 31, 2017
FHLB advances	$35,317	$36,509
Junior subordinated debentures	29,976	29,616
Subordinated notes	11,948	11,921
Total long-term borrowings	$77,241	$78,046
FHLB Advances: The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturity dates through 2022. The weighted average rate of the FHLB advances was 1.72% and 1.71% at September 30, 2018 and December 31, 2017, respectively.
Junior Subordinated Debentures: The following table shows the breakdown of junior subordinated debentures. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair market value) are being accreted to interest expense over the remaining life of the debentures. All the debentures below are currently callable and may be redeemed in part or in full at par plus any accrued but unpaid interest. At September 30, 2018 and December 31, 2017, $28.8 million and $28.5 million, respectively, qualify as Tier 1 capital.

		Junior Subordinated Debentures
(in thousands)	Maturity Date	Par	9/30/2018 Unamortized Discount	9/30/2018 Carrying Value	12/31/2017 Carrying Value
2004 Nicolet Bankshares Statutory Trust(1)	7/15/2034	$6,186	$—	$6,186	$6,186
2005 Mid-Wisconsin Financial Services, Inc.(2)	12/15/2035	10,310	(3,421)	6,889	6,739
2006 Baylake Corp.(3)	9/30/2036	16,598	(4,179)	12,419	12,242
2004 First Menasha Bancshares, Inc.(4)	3/17/2034	5,155	(673)	4,482	4,449
Total		$38,249	$(8,273)	$29,976	$29,616

(1)	The interest rate is 8.00% fixed.

(2)
The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 3.76% and 3.02% as of September 30, 2018 and December 31, 2017, respectively.

(3)
The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of the three-month LIBOR plus 1.35%, adjusted quarterly. The interest rates were 3.75% and 3.04% as of September 30, 2018 and December 31, 2017, respectively.

(4)
The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 2.79%, adjusted quarterly. The interest rates were 5.12% and 4.39% as of September 30, 2018 and December 31, 2017, respectively.

Subordinated Notes: In 2015, the Company placed an aggregate of $12 million in subordinated Notes in private placements with certain accredited investors. All Notes were issued with 10-year maturities, have a fixed annual interest rate of 5% payable quarterly, are callable on or after the fifth anniversary of their respective issuances dates, and qualify for Tier 2 capital for regulatory purposes. The carrying value of these subordinated Notes was $11.9 million at both September 30, 2018 and December 31, 2017.

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
Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
September 30, 2018
U.S. government agency securities	$26,254	$—	$26,254	$—
State, county and municipals	164,822	—	164,756	66
Mortgage-backed securities	135,845	—	135,845	—
Corporate debt securities	83,990	—	75,552	8,438
Securities AFS	$410,911	$—	$402,407	$8,504
Other investments (equity securities) *	$2,778	$2,778	$—	$—

December 31, 2017
U.S. government agency securities	$26,209	$—	$26,209	$—
State, county and municipals	184,044	—	183,386	658
Mortgage-backed securities	155,532	—	155,529	3
Corporate debt securities	36,797	—	28,307	8,490
Equity securities *	2,571	2,571	—	—
Securities AFS	$405,153	$2,571	$393,431	$9,151

* Effective January 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income. As a result, the approximately $2.8 million current fair value of equity securities is now reflected within other investments on the consolidated balance sheets instead of in securities AFS at December 31, 2017. Prior periods have not been restated for the impact of this accounting change. See Note 1 for additional information on this new accounting standard and see Note 5 for additional information on the impact to securities AFS.
The following is a description of the valuation methodologies used by the Company for the securities AFS and equity securities measured at fair value on a recurring basis, as noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private municipal bonds and corporate debt securities, which include trust preferred security investments. At September 30, 2018 and December 31, 2017, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.
The following table presents the changes in the Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Nine Months Ended	Year Ended
Level 3 Fair Value Measurements:	September 30, 2018	December 31, 2017
Balance at beginning of year	$9,151	$9,108
Acquired balance	—	189
Paydowns/Sales/Settlements	(647)	(146)
Balance at end of period	$8,504	$9,151
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis for the periods presented, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
September 30, 2018
Impaired loans	$13,851	$—	$—	$13,851
Other real estate owned (“OREO”)	1,281	—	—	1,281
MSR asset	4,304	—	—	4,304

December 31, 2017
Impaired loans	$17,058	$—	$—	$17,058
OREO	1,294	—	—	1,294
MSR asset	4,097	—	—	4,097
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

Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

September 30, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$161,155	$161,155	$161,155	$—	$—
Certificates of deposit in other banks	995	995	—	995	—
Securities AFS	410,911	410,911	—	402,407	8,504
Other investments, including equity securities	17,479	17,479	2,778	13,117	1,584
Loans held for sale	2,593	2,643	—	2,643	—
Loans, net	2,130,465	2,103,456	—	—	2,103,456
BOLI	65,820	65,820	65,820	—	—
MSR asset	3,419	4,304	—	—	4,304

Financial liabilities:
Deposits	$2,522,156	$2,523,832	$—	$—	$2,523,832
Long-term borrowings	77,241	76,198	—	35,300	40,898

December 31, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$154,933	$154,933	$154,933	$—	$—
Certificates of deposit in other banks	1,746	1,746	—	1,746	—
Securities AFS	405,153	405,153	2,571	393,431	9,151
Other investments	14,837	14,837	—	13,142	1,695
Loans held for sale	4,666	4,750	—	4,750	—
Loans, net	2,075,272	2,068,382	—	—	2,068,382
BOLI	64,453	64,453	64,453	—	—
MSR asset	3,187	4,097	—	—	4,097

Financial liabilities:
Deposits	$2,471,064	$2,469,456	$—	$—	$2,469,456
Long-term borrowings	78,046	77,029	—	36,510	40,519
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
Lending-related commitments: At September 30, 2018 and December 31, 2017, the estimated fair value of letters of credit and outstanding mandatory commitments to sell residential mortgage loans into the secondary market was insignificant.
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
Overview
The following discussion is management’s analysis of the consolidated financial condition as of September 30, 2018 and December 31, 2017 and results of operations for the three and nine-month periods ended September 30, 2018 and 2017. It should be read in conjunction with Nicolet’s audited consolidated financial statements included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2017.
The timing of Nicolet’s April 2017 acquisition of First Menasha Bancshares, Inc. (“First Menasha”), at approximately 20% of pre-merger assets at the time of acquisition, impacts financial comparisons to 2017 periods. Certain income statement results, average balances and related ratios for 2018 include the full contribution of First Menasha operations, versus five months of contribution of First Menasha in the comparable nine-month period of 2017 . The first half of 2017 also included non-recurring other direct merger and integration pre-tax expenses of $0.5 million. See Note 2, “Acquisitions,” in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional information on this acquisition.

Performance Summary
Table 1: Earnings Summary and Selected Financial Data

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017	9/30/2018	9/30/2017
Results of operations:
Interest income	$31,880	$30,545	$30,785	$29,836	$29,454	$93,210	$79,417
Interest expense	4,938	4,742	3,911	3,329	3,063	13,591	7,182
Net interest income	26,942	25,803	26,874	26,507	26,391	79,619	72,235
Provision for loan losses	340	510	510	450	975	1,360	1,875
Net interest income after provision for loan losses	26,602	25,293	26,364	26,057	25,416	78,259	70,360
Noninterest income	10,649	10,239	8,824	8,621	10,164	29,712	26,018
Noninterest expense	23,044	22,451	22,642	21,858	20,862	68,137	59,498
Income before income tax expense	14,207	13,081	12,546	12,820	14,718	39,834	36,880
Income tax expense	3,268	3,255	2,908	3,662	5,133	9,431	12,605
Net income	10,939	9,826	9,638	9,158	9,585	30,403	24,275
Net income attributable to noncontrolling interest	80	89	61	55	74	230	228
Net income attributable to Nicolet Bankshares, Inc.	$10,859	$9,737	$9,577	$9,103	$9,511	$30,173	$24,047
Earnings per common share:
Basic	$1.13	$1.01	$0.98	$0.93	$0.97	$3.12	$2.58
Diluted	$1.09	$0.98	$0.94	$0.88	$0.91	$3.02	$2.45
Common Shares:
Basic weighted average	9,633	9,639	9,765	9,805	9,837	9,679	9,317
Diluted weighted average	9,949	9,970	10,225	10,368	10,409	10,004	9,821
Outstanding (period end)	9,577	9,643	9,699	9,818	9,799	9,577	9,799
Period-End Balances:
Loans	$2,143,457	$2,128,624	$2,100,597	$2,087,925	$2,051,122	$2,143,457	$2,051,122
Allowance for loan losses	12,992	12,875	12,765	12,653	12,610	12,992	12,610
Securities available-for-sale, at fair value	410,911	401,975	401,130	405,153	408,217	410,911	408,217
Goodwill and other intangibles, net	125,360	126,124	127,224	128,406	129,588	125,360	129,588
Total assets	3,000,902	2,922,151	3,223,935	2,932,433	2,845,730	3,000,902	2,845,730
Deposits	2,522,156	2,455,536	2,765,090	2,471,064	2,366,951	2,522,156	2,366,951
Stockholders’ equity	377,171	370,584	363,988	364,178	360,426	377,171	360,426
Book value per common share	39.38	38.43	37.53	37.09	36.78	39.38	36.78
Tangible book value per common share	26.29	25.35	24.41	24.01	23.56	26.29	23.56
Average Balances:
Loans	$2,134,448	$2,117,828	$2,114,345	$2,066,974	$2,035,277	$2,122,280	$1,842,695
Interest-earning assets	2,664,316	2,742,976	2,584,070	2,531,066	2,505,073	2,664,081	2,291,588
Total assets	2,971,247	3,044,466	2,896,533	2,852,400	2,825,542	2,971,022	2,580,126
Deposits	2,497,439	2,583,112	2,436,103	2,385,821	2,377,229	2,505,776	2,175,360
Interest-bearing liabilities	1,931,119	2,084,361	1,925,443	1,835,375	1,854,339	1,980,329	1,721,362
Goodwill and other intangibles, net	125,798	126,646	127,801	128,980	129,158	126,741	110,886
Stockholders’ equity	375,507	364,988	366,002	361,455	358,228	368,867	323,273
Financial Ratios*:
Return on average assets	1.45%	1.28%	1.34%	1.27%	1.34%	1.36%	1.25%
Return on average common equity	11.47	10.70	10.61	9.99	10.53	10.94	9.95
Return on average tangible common equity	17.25	16.39	16.31	15.53	16.47	16.66	15.14
Average equity to average assets	12.64	11.99	12.64	12.67	12.68	12.42	12.53
Stockholders' equity to assets	12.57	12.68	11.29	12.42	12.67	12.57	12.67
Tangible equity to tangible assets	8.76	8.74	7.65	8.41	8.50	8.76	8.50
Net interest margin	4.02	3.77	4.20	4.21	4.24	3.99	4.27
Net loan charge-offs to average loans	0.04	0.08	0.08	0.08	0.19	0.06	0.08
Nonperforming loans to total loans	0.48	0.51	0.56	0.63	0.70	0.48	0.70
Nonperforming assets to total assets	0.38	0.41	0.40	0.49	0.55	0.38	0.55
Effective tax rate	23.00	24.88	23.18	28.56	34.88	23.68	34.18
Selected Items:
Interest income from resolving PCI loans (rounded)	$300	$100	$1,500	$2,100	$2,100	$1,900	$5,900
Tax-equivalent adjustment on net interest income	285	289	298	584	594	872	1,785
Tax expense (benefit) on stock-based compensation	—	—	(159)	(1,678)	(15)	(159)	(176)
Tax expense of tax reform items	—	—	—	896	—	—	—
*Income statement-related ratios for partial-year periods are annualized.

Net income was $30.2 million for the nine months ended September 30, 2018, an increase of $6.1 million or 25% over $24.0 million for the nine months ended September 30, 2017. Earnings per diluted common share was $3.02 for the first nine months of 2018, 23% higher than $2.45 for the first nine months of 2017. Annualized return on average assets for the first nine months of 2018 and 2017 was 1.36% and 1.25%, respectively.

•	At September 30, 2018, assets were $3.0 billion, an increase of $68 million (2%) from December 31, 2017 and an increase of $155 million (5%) from September 30, 2017.

•
At September 30, 2018, loans were $2.1 billion, 3% higher than December 31, 2017 and 5% higher than September 30, 2017. On an average basis, loans grew $280 million or 15% over the first nine months of 2017, largely attributable to the timing of the 2017 acquisition (which added $351 million in April 2017). For additional information regarding loans, see “Balance Sheet Analysis — Loans.”

•
Total deposits were $2.5 billion at September 30, 2018, 2% higher than December 31, 2017 and 7% higher than September 30, 2017. On an average basis, deposits grew $330 million or 15% over the first nine months of 2017, largely attributable to the timing of the 2017 acquisition (which added $375 million in April 2017) and a $0.3 billion short-term transaction deposit of a long-standing commercial customer held in 2018 from late March to mid-June. For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

•
Net interest income increased $7.4 million or 10% over the first nine months of 2017. Interest income grew $13.8 million (despite $4.0 million lower discount income on resolved purchased credit impaired loans), aided by a 16% increase in average interest-earning assets and the elevated rate environment on new, renewed and variable rate loans. Interest expense increased $6.4 million primarily due to rising rates on a larger deposit base. Net interest margin was 3.99% for the nine months ended September 30, 2018, compared to 4.27% last year. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”

•
Noninterest income grew $3.7 million or 14% over the first nine months of 2017, with all categories except net asset gains up year-over-year. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”

•
Noninterest expense increased $8.6 million or 15% over the first nine months of 2017, mostly due to the expanded workforce and larger operating base. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”

•
Income tax expense for the first nine months of 2018 benefited from the lower corporate tax rate effective in 2018, due to the passage of the Tax Cuts and Jobs Act in December 2017. Income tax expense included a $0.2 million tax benefit for the tax impact of stock option exercises for both nine-month periods. As a result, the effective tax rate was 23.7% for the first nine months of 2018 and 34.2% for the first nine months of 2017.

•
Asset quality remains sound. Nonperforming assets declined to $11.5 million, representing 0.38% of total assets at September 30, 2018, down favorably from 0.49% at December 31, 2017 and 0.55% at September 30, 2017. For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis – Tax-Equivalent Basis

	For the Nine Months Ended September 30,
	2018			2017
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Loans, including loan fees (1)(2)	$2,122,280	$84,786	5.28%	$1,842,695	$73,377	5.26%
Investment securities:
Taxable	255,763	4,503	2.35%	236,275	3,422	1.93%
Tax-exempt (2)	151,643	2,467	2.17%	160,815	3,267	2.71%
Other interest-earning assets	134,395	2,326	2.29%	51,803	1,136	2.92%
Total non-loan earning assets	541,801	9,296	2.28%	448,893	7,825	2.32%
Total interest-earning assets	2,664,081	$94,082	4.67%	2,291,588	$81,202	4.69%
Other assets, net	306,941			288,538
Total assets	$2,971,022			$2,580,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$282,606	$818	0.39%	$249,099	$271	0.15%
Interest-bearing demand	545,980	3,361	0.82%	419,266	1,590	0.51%
Money market (“MMA”)	650,485	2,897	0.60%	581,277	1,165	0.27%
Core time deposits	323,570	3,481	1.44%	288,524	1,568	0.73%
Brokered deposits	99,818	455	0.61%	120,782	622	0.69%
Total interest-bearing deposits	1,902,459	11,012	0.77%	1,658,948	5,216	0.42%
Other interest-bearing liabilities	77,870	2,579	4.38%	62,414	1,966	4.17%
Total interest-bearing liabilities	1,980,329	13,591	0.92%	1,721,362	7,182	0.56%
Noninterest-bearing demand	603,317			516,412
Other liabilities	18,509			19,079
Stockholders’ equity	368,867			323,273
Total liabilities and stockholders’ equity	$2,971,022			$2,580,126
Net interest income and rate spread		$80,491	3.75%		$74,020	4.13%
Tax-equivalent adjustment		$872			$1,785
Net interest margin			3.99%			4.27%

(1)	Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.

(2)
The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% for 2018 periods and 34% for 2017 periods and adjusted for the disallowance of interest expense.

Table 2: Average Balance Sheet and Net Interest Income Analysis – Tax-Equivalent Basis (Continued)

	For the Three Months Ended September 30,
	2018			2017
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Loans, including loan fees (1)(2)	$2,134,448	$29,045	5.35%	$2,035,277	$27,420	5.29%
Investment securities:
Taxable	264,733	1,564	2.36%	248,579	1,114	1.79%
Tax-exempt (2)	147,547	809	2.19%	160,965	1,107	2.75%
Other interest-earning assets	117,588	747	2.51%	60,252	407	2.69%
Total non-loan earning assets	529,868	3,120	2.35%	469,796	2,628	2.23%
Total interest-earning assets	2,664,316	$32,165	4.75%	2,505,073	$30,048	4.72%
Other assets, net	306,931			320,469
Total assets	$2,971,247			$2,825,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$291,811	$313	0.43%	$268,552	$129	0.19%
Interest-bearing demand	536,830	1,191	0.88%	441,409	758	0.68%
MMA	594,937	979	0.65%	606,737	622	0.41%
Core time deposits	348,899	1,472	1.67%	297,318	595	0.79%
Brokered deposits	81,441	100	0.49%	172,200	260	0.60%
Total interest-bearing deposits	1,853,918	4,055	0.87%	1,786,216	2,364	0.53%
Other interest-bearing liabilities	77,201	883	4.49%	68,123	699	4.04%
Total interest-bearing liabilities	1,931,119	4,938	1.01%	1,854,339	3,063	0.65%
Noninterest-bearing demand	643,521			591,013
Other liabilities	21,100			21,962
Stockholders’ equity	375,507			358,228
Total liabilities and stockholders’ equity	$2,971,247			$2,825,542
Net interest income and rate spread		$27,227	3.74%		$26,985	4.07%
Tax-equivalent adjustment		$285			$594
Net interest margin			4.02%			4.24%

(1)	Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.

(2)
The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% for 2018 periods and 34% for 2017 periods and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance – Tax-Equivalent Basis

	For the Three Months Ended September 30, 2018 Compared to September 30, 2017:			For the Nine Months Ended September 30, 2018 Compared to September 30, 2017:
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Loans (2)	$1,452	$173	$1,625	$11,431	$(22)	$11,409
Investment securities:
Taxable	220	230	450	626	455	1,081
Tax-exempt (2)	(88)	(210)	(298)	(179)	(621)	(800)
Other interest-earning assets	301	39	340	1,121	69	1,190
Total non-loan earning assets	433	59	492	1,568	(97)	1,471
Total interest-earning assets	$1,885	$232	$2,117	$12,999	$(119)	$12,880

Interest-bearing liabilities
Savings	$12	$172	$184	$41	$506	$547
Interest-bearing demand	185	248	433	578	1,193	1,771
MMA	(13)	370	357	154	1,578	1,732
Core time deposits	119	758	877	211	1,702	1,913
Brokered deposits	(118)	(42)	(160)	(100)	(67)	(167)
Total interest-bearing deposits	185	1,506	1,691	884	4,912	5,796
Other interest-bearing liabilities	64	120	184	332	281	613
Total interest-bearing liabilities	249	1,626	1,875	1,216	5,193	6,409
Net interest income	$1,636	$(1,394)	$242	$11,783	$(5,312)	$6,471

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.

(2)
The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% for 2018 periods and 34% for 2017 periods and adjusted for the disallowance of interest expense.

Tax-equivalent net interest income was $80 million for the first nine months of 2018, $6.5 million or 9% higher than $74 million for the first nine months of 2017. Between the comparative nine-month periods, the interest rate spread decreased 38 bps due to a higher cost of funds (up 36 bps) and a decrease in the interest-earning asset yield (down 2 bps). The contribution from net free funds increased 10 bps, due mostly to the increase in average noninterest-bearing demand deposits (up 17%) and their increased value in the higher rate environment. As a result, the tax-equivalent net interest margin was 3.99% for the first nine months of 2018, down 28 bps compared to 4.27% for the comparable 2017 period.
Between the comparable nine-month periods, average interest-earning assets increased $372 million or 16% to $2.7 billion, primarily due to a $280 million or 15% increase in loans (attributable to acquired balances as well as organic growth) and a $93 million increase in all other interest-earning assets (mainly low earning cash which included the 2018 large short-term deposit previously noted). The mix of average interest-earning assets was 80% loans, 15% investments, and 5% other interest-earning assets (mostly cash), compared to 80%, 18% and 2%, respectively, for the nine months of 2017.
Tax-equivalent interest income increased $12.9 million or 16% to $94 million for the first nine months of 2018, while the related interest-earning asset yield decreased 2 bps to 4.67%. Interest income on loans increased $11 million over the first nine months of 2017, while the related yield was up 2 bps to 5.28% despite $4 million lower discount accretion income on favorably resolved purchased credit impaired loans between the periods (which, if excluding the PCI interest from both nine month periods, the loan yield would have increased 32 bps), as the higher yield on new, renewed and variable rate loans in the rising rate environment more than offset the lower aggregate discount income. Interest income on non-loan earning assets combined increased $1 million or 19% over the first nine months of 2017, while the related yield decreased 4 bps due mostly to the lower corporate effective tax rate for 2018 reducing the benefit (and thus yields) of tax-exempt investment securities and the higher volume of lower interest-earning cash, offset partly by higher yields on new investments added in the higher rate environment.
Average interest-bearing liabilities were $2.0 billion, an increase of $259 million or 15% compared to the first nine months of 2017, primarily due to a $244 million or 15% increase in interest-bearing deposits (attributable to acquired balances and organic growth, including the large customer deposit previously noted). The mix of average interest-bearing liabilities was 91% core deposits, 5% brokered deposits and 4% other funding, compared to 89%, 7% and 4%, respectively, for the nine months of 2017.

Interest expense was $14 million for the first nine months of 2018, up $6 million over the first nine months of 2017, and the related cost of funds increased 36 bps to 0.92%, driven predominantly by the cost and volume of deposits. Interest expense on deposits increased nearly $6 million from the first nine months of 2017 and the average cost of interest-bearing deposits increased 35 bps to 0.77%, influenced by increases in select deposit rates from general rate pressures of the federal funds rate changes since the start of 2017. The Federal Reserve raised short-term interest rates by 150 bps since January 1, 2017.
Of note for 2018, the large customer deposit previously noted as accepted in late March and fully distributed by mid-June was a positive contributor to net interest income, though at a very low net spread, compressing the related margin components for 2018. The inclusion of the large deposit lowered the 2018 earning asset yield by approximately 8 bps and net interest margin by 8 bps, with no material impact on the cost of funds.
Provision for Loan Losses
The provision for loan losses was $1.4 million for the nine months ended September 30, 2018, exceeding net charge-offs of $1.0 million. In comparison, the provision for loan losses for the nine months ended September 30, 2017, was $1.9 million, exceeding net charge-offs of $1.1 million. Asset quality trends remained strong with continued resolutions of problem loans. The ALLL was $13.0 million (0.61% of loans) at September 30, 2018, compared to $12.7 million (0.61% of loans) at December 31, 2017 and $12.6 million (0.61% of loans) at September 30, 2017.
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
Noninterest Income
Table 4: Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Trust services fee income	$1,638	$1,479	$159	10.8%	$4,915	$4,431	$484	10.9%
Brokerage fee income	1,732	1,500	232	15.5	5,074	4,192	882	21.0
Mortgage income, net	1,902	1,774	128	7.2	4,510	4,022	488	12.1
Service charges on deposit accounts	1,247	1,238	9	0.7	3,637	3,367	270	8.0
Card interchange income	1,481	1,225	256	20.9	4,082	3,378	704	20.8
BOLI income	1,019	459	560	122.0	1,929	1,314	615	46.8
Rent income	303	285	18	6.3	951	852	99	11.6
Other income	1,181	899	282	31.4	3,292	2,391	901	37.7
Noninterest income without net gains	10,503	8,859	1,644	18.6	28,390	23,947	4,443	18.6
Asset gains (losses), net	146	1,305	(1,159)	(88.8)	1,322	2,071	(749)	(36.2)
Total noninterest income	$10,649	$10,164	$485	4.8%	$29,712	$26,018	$3,694	14.2%
Noninterest income grew $3.7 million or 14% over the first nine months of 2017, with all categories increasing except net asset gains.
Trust service fees were up $0.5 million or 11% between the comparable nine-month periods due to higher assets under management. Between the first nine months, brokerage fees were up $0.9 million or 21%, attributable to growth within the financial advisor business.
Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees, offsetting MSR amortization, valuation changes, if any, and to a smaller degree some related income. Net mortgage income increased $0.5 million or 12% between the comparable nine-month periods, commensurate with higher sales volume and increased net servicing fees on the growing portfolio of mortgage loans serviced for others.

Service charges on deposit accounts increased $0.3 million or 8% over the first nine months of 2017, resulting from a higher number of accounts and an increase to the fee charged on overdrafts implemented during mid-2017. Card interchange income grew $0.7 million or 21% due to higher volume and activity.
BOLI income was up $0.6 million or 47% over the first nine months of 2017, with the majority attributable to a BOLI death benefit. Other income was $3.3 million, up $0.9 million or 38% over the first nine months of 2017, mostly attributable to an increase of $0.3 million in income from the equity interest in UFS (a data processing company interest acquired with a 2016 bank merger) and $0.3 million of annual card contract incentives received in first quarter 2018.
The $1.3 million net asset gains in 2018 were primarily attributable to $0.6 million of net gains on the sale of OREO and fixed assets and a $0.7 million favorable fair value mark on equity securities. The $2.1 million net asset gains in 2017 were primarily attributable to a $1.2 million gain to record the fair value of Nicolet's pre-acquisition interest in First Menasha, a $0.3 million net gain on the sale of OREO, and a $0.7 million net gain on the sale or disposition of assets (mostly from the sale of two vacated bank branches).
Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2018	2017	Change	% Change	2018	2017	Change	% Change
Personnel	$12,983	$11,488	$1,495	13.0%	$38,149	$32,404	$5,745	17.7%
Occupancy, equipment and office	3,660	3,559	101	2.8	10,901	9,613	1,288	13.4
Business development and marketing	1,334	1,113	221	19.9	4,139	3,359	780	23.2
Data processing	2,375	2,238	137	6.1	7,094	6,428	666	10.4
FDIC expense	245	205	40	19.5	800	582	218	37.5
Intangibles amortization	1,054	1,173	(119)	(10.1)	3,336	3,514	(178)	(5.1)
Other expense	1,393	1,086	307	28.3	3,718	3,598	120	3.3
Total noninterest expense	$23,044	$20,862	$2,182	10.5%	$68,137	$59,498	$8,639	14.5%

Non-personnel expenses	$10,061	$9,374	$687	7.3%	$29,988	$27,094	$2,894	10.7%
Average full-time equivalent employees	567	547	20	3.7%	554	519	35	6.7%
Noninterest expense increased $8.6 million or 15% over the first nine months of 2017, mostly due to the expanded workforce and larger operating base. Excluding the $0.5 million of non-recurring merger-related costs included in 2017, noninterest expense increased $9.1 million or 15%.
Personnel expense was $38.1 million for the first nine months of 2018, up $5.7 million or 18% compared to the first nine months of 2017, partly due to the expanded workforce resulting from the 2017 acquisition, with average full-time equivalent employees up 7% between the comparable nine-month periods. Additionally, the increase results from merit increases between the periods, additional competitive market-based wage increases made more broadly across staff positions after tax reform was passed, cash and equity incentives timing, and higher health and other benefits costs.
Occupancy, equipment and office expense was $10.9 million for the first nine months of 2018, up $1.3 million or 13% compared to 2017, primarily the result of the larger operating base and higher software and technology costs as the Company invests in solutions that will drive operational efficiency and product or service enhancements. In addition, 2018 includes approximately $0.4 million of accelerated depreciation on old buildings related to two branches, one extensively renovated and the other a new location under construction.
Business development and marketing expense was $4.1 million, up $0.8 million, or 23%, between the comparable nine-month periods, largely due to $0.7 million higher charitable giving and the timing and extent of marketing campaigns, promotions, and media.
Data processing, which is primarily volume-based, rose $0.7 million or 10% between the comparable nine-month periods; however, excluding the $0.2 million of merger-related expenses incurred in 2017, data processing costs rose 14%, in line with the higher volume of accounts and activity.
Intangible amortization decreased between the nine-month periods as higher expense from intangibles added in April 2017 was more than offset by declining amortization on the aging intangibles of previous acquisitions. Other expense was up $0.1 million or 3% between the comparable nine-month periods; however, excluding the $0.3 million of merger-related expenses incurred in 2017, other expenses rose 11%, in line with the larger operating base offset by certain economies of scale.
Income Taxes
Income tax expense was $9.4 million (effective tax rate of 23.7%) for the first nine months of 2018, compared to $12.6 million (effective tax rate of 34.2%) for the comparable period of 2017. The underlying Federal corporate tax rate declined to 21% (beginning in 2018) from 35% (for 2017) as a result of the Tax Cuts and Jobs Act passed in December 2017, impacting the effective tax rates between the years. Additionally, the BOLI death benefit recognized in third quarter 2018 was non-taxable, and a tax benefit of $159,000 and $176,000 was recorded against income tax expense for the nine months ended September 30, 2018 and 2017, respectively, related to the tax impact of stock option exercises and vesting of restricted stock.
Income Statement Analysis – Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017
Net income was $10.9 million for the three months ended September 30, 2018, an increase of $1.3 million or 14% over $9.5 million for the three months ended September 30, 2017. Earnings per diluted common share was $1.09 for third quarter 2018, 20% higher than $0.91 for third quarter 2017. Annualized return on average assets for third quarter 2018 and 2017 was 1.45% and 1.34%, respectively.

•
Tax-equivalent net interest income was $27.2 million for third quarter 2018, comprised of net interest income of $26.9 million ($0.6 million or 2% over third quarter 2017, despite $1.8 million lower aggregate discount accretion on purchased loans), and tax-equivalent adjustment of $0.3 million (down $0.3 million, due to lower tax-exempt municipal securities held and the lower corporate tax rate between the years). Tax-equivalent interest income increased $2.1 million between the third quarter periods, with $1.9 million from stronger earning asset volumes (led by loans and lower earning cash) and $0.2 million from improved yields (with a 3 bps increase in the interest-earning asset yield, despite lower discount accretion income from favorably resolved purchased credit impaired loans, and the lower taxable equivalent adjustment). Excluding the PCI interest from both third quarter periods, the loan yield would have increased 38 bps, compared to the reported 6 bps increase reflected in Table 2. Interest expense increased $1.9 million over third quarter 2017, with $1.6 million from rising rates (with a 36 bps increase in the cost of funds) and the remainder from higher volumes, both led by deposits. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”

•
For third quarter 2018, provision for loan losses was $0.3 million and net charge-offs were $0.2 million, on continually improving asset quality. Provision for loan losses for third quarter 2017 was $1.0 million, with net charge-offs of $1.0 million due to the charge-off of a large commercial loan.

•
Noninterest income was $10.6 million for third quarter 2018, an increase of $0.5 million or 5% over third quarter 2017. Excluding net asset gains, noninterest income increased $1.6 million or 19%, largely due to trust and brokerage fees (up $0.4 million or 13% combined), card interchange income (up $0.3 million or 21% on higher volume and activity), mortgage income (up $0.1 million or 7% on higher sales volume and a larger servicing portfolio), and BOLI income (up $0.6 million from a death benefit). Net asset gains of $0.1 million for third quarter 2018 were attributable to fair value marks on equity securities. Net asset gains of $1.3 million for third quarter 2017 were primarily attributable to the gain to record the fair value of Nicolet's pre-acquisition interest in First Menasha. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”

•
Noninterest expense was $23.0 million for third quarter 2018, an increase of $2.2 million or 10% over third quarter 2017. Personnel expense increased $1.5 million or 13% from third quarter 2017 partly due to the expanded workforce (average FTEs increased 4%), as well as merit and competitive wage increases between the periods, higher equity incentives, and higher health and other benefit costs. Non-personnel expenses combined increased $0.7 million or 7%, largely due to business development and marketing (up $0.2 million or 20%, on higher charitable giving) and other expense (up $0.3 million or 28% for an annual equity retainer granted to the Board). For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”

•
Income tax expense for third quarter 2018 benefited from the lower corporate tax rate effective in 2018, due to the passage of the Tax Cuts and Jobs Act in December 2017, as well as the tax treatment on the BOLI death benefit in 2018. Income tax expense for third quarter 2018 was $3.3 million, with an effective tax rate of 23.0%, compared to income tax expense of $5.1 million and an effective tax rate of 34.9% for third quarter 2017.

BALANCE SHEET ANALYSIS
At September 30, 2018, assets were $3.0 billion, an increase of $68 million or 2% from December 31, 2017, including an increase of $56 million or 3% in loans, fully attributable to commercial-based loans. Deposits of $2.5 billion, increased $51 million or 2% over the same period. Total stockholders’ equity was $377 million, an increase of $13 million from December 31, 2017, with net income and stock issuances partially offset by stock repurchases and net fair value investment changes.

Compared to September 30, 2017, assets increased $155 million or 5%, including an increase of $92 million or 5% in loans, fully attributable to commercial-based loans. Deposits increased $155 million or 7% over the same period. Compared to September 30, 2017, stockholders’ equity increased $17 million, primarily due to net income and stock issuances, partially offset by stock repurchases over the year.
Loans
Nicolet services a diverse customer base throughout northeastern and central Wisconsin and in Menominee, Michigan. It continues to concentrate its efforts in originating loans in its local markets and assisting its current loan customers. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2018, no significant industry concentrations existed in Nicolet’s portfolio in excess of 10% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks. See also Note 6, “Loans, Allowance for Loan Losses, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on loans.
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
Table 6: Period End Loan Composition

	September 30, 2018		December 31, 2017		September 30, 2017
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$665,754	31.1%	$637,337	30.5%	$625,729	30.5%
Owner-occupied CRE	449,151	21.0	430,043	20.6	428,054	20.9
AG production	35,727	1.7	35,455	1.7	36,352	1.8
Commercial	1,150,632	53.8	1,102,835	52.8	1,090,135	53.2
AG real estate	52,378	2.4	51,778	2.5	48,443	2.4
CRE investment	331,312	15.5	314,463	15.1	303,448	14.8
Construction & land development	86,533	4.0	89,660	4.3	87,649	4.3
Commercial real estate	470,223	21.9	455,901	21.9	439,540	21.5
Commercial-based loans	1,620,855	75.7	1,558,736	74.7	1,529,675	74.7
Residential construction	30,295	1.4	36,995	1.8	33,163	1.6
Residential first mortgage	357,163	16.6	363,352	17.4	363,116	17.7
Residential junior mortgage	109,692	5.1	106,027	5.1	102,654	5.0
Residential real estate	497,150	23.1	506,374	24.3	498,933	24.3
Retail & other	25,452	1.2	22,815	1.0	22,514	1.0
Retail-based loans	522,602	24.3	529,189	25.3	521,447	25.3
Total loans	$2,143,457	100.0%	$2,087,925	100.0%	$2,051,122	100.0%
Broadly, the loan portfolio at September 30, 2018, is 76% commercial-based and 24% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Commercial-based loans of $1.6 billion increased $62 million or 4% since December 31, 2017, primarily due to a $28 million or 4% increase in commercial and industrial and a $19 million or 4% increase in owner-occupied CRE. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and increased to 31.1% of the total portfolio at September 30, 2018, up from 30.5% at December 31, 2017.

Commercial real estate loans of $0.5 billion increased $14 million or 3% from year-end 2017, primarily in CRE investment loans. Lending in the CRE investment and construction and land development categories has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development.
Residential real estate loans declined $9 million or 2% since year-end 2017, and represented 23.1% of total loans at September 30, 2018, compared to 24.3% at year-end 2017. Residential first mortgage loans include conventional first-lien home mortgages and residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. As part of its management of originating residential mortgage loans, Nicolet’s long-term, fixed-rate residential real estate mortgage loans are largely sold in the secondary market with or without retaining the servicing rights. Mortgage loans retained in the portfolio are typically of high quality and have historically had low net charge-off rates.
Retail and other loans represented approximately 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. The loan balances in this portfolio remained relatively unchanged from December 31, 2017 to September 30, 2018.
Allowance for Loan Losses
In addition to the discussion that follows, see also Note 6, “Loans, Allowance for Loan Losses, and Credit Quality,” in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the allowance for loan losses.
Credit risks within the loan portfolio are inherently different for each loan type as described under “Balance Sheet Analysis — Loans.” Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and on-going review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses.
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
At September 30, 2018, the ALLL was $13.0 million compared to $12.7 million at December 31, 2017. The increase in the ALLL was the net result of a $1.4 million provision for loan losses exceeding net charge-offs by $0.3 million. Comparatively, the provision for loan losses in the first nine months of 2017 was $1.9 million and net charge-offs were $1.1 million. Annualized net charge-offs as a percent of average loans were 0.06% in the first nine months of 2018 compared to 0.08% for the first nine months of 2017 and 0.08% for the entire 2017 year.
The ratio of the ALLL as a percentage of period-end loans was 0.61% at September 30, 2018, unchanged from 0.61% at both December 31, 2017, and September 30, 2017. The ALLL to loans ratio is impacted by the accounting treatment of Nicolet’s bank acquisitions, which combined at their acquisition dates (from 2013 to 2017) added no ALLL to the numerator and $1.3 billion of loans into the denominator at their then estimated fair values. Remaining outstanding acquired loans were $725 million and $844 million at September 30, 2018 and December 31, 2017, respectively. The related allowance for acquired loans was $1.9 million, representing 0.26% of acquired loans, at September 30, 2018, compared to an allowance for acquired loans of $2.1 million, representing 0.25% of acquired loans, at December 31, 2017. Originated loans outstanding, the related allowance and the ALLL to loans ratio at September 30, 2018 were $1.4 billion, $11.1 million and 0.78%, respectively, compared to $1.2 billion, $10.5 million and 0.85%, respectively, at December 31, 2017.

Table 7: Allowance for Loan Losses

	Nine Months Ended		Year Ended
(in thousands)	September 30, 2018	September 30, 2017	December 31, 2017
Allowance for loan losses (ALLL):
Balance at beginning of period	$12,653	$11,820	$11,820
Provision for loan losses	1,360	1,875	2,325
Charge-offs	(1,110)	(1,156)	(1,604)
Recoveries	89	71	112
Net charge-offs	(1,021)	(1,085)	(1,492)
Balance at end of period	$12,992	$12,610	$12,653

Net loan charge-offs (recoveries):
Commercial & industrial	$713	$1,077	$1,404
Owner-occupied CRE	52	(29)	(30)
AG production	—	—	—
AG real estate	—	—	—
CRE investment	37	(1)	(1)
Construction & land development	—	13	13
Residential construction	—	—	—
Residential first mortgage	82	2	(17)
Residential junior mortgage	(31)	(2)	69
Retail & other	168	25	54
Total net loans charged-off	$1,021	$1,085	$1,492

ALLL to total loans	0.61%	0.61%	0.61%
ALLL to net charge-offs	951.7%	869.3%	848.1%
Net charge-offs to average loans, annualized	0.06%	0.08%	0.08%
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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans decreased to $10.2 million (consisting of $4.9 million originated loans and $5.3 million acquired loans) at September 30, 2018 compared to $13.1 million at December 31, 2017 (consisting of $3.3 million originated loans and $9.8 million acquired loans), with the decline primarily attributable to the favorable resolution of a large purchased credit impaired commercial loan. Nonperforming assets (which include nonperforming loans and OREO) were $11.5 million at September 30, 2018 compared to $14.4 million at December 31, 2017. OREO was $1.3 million at September 30, 2018, minimally changed from year-end 2017, the majority of which is closed bank branch property. Nonperforming assets as a percent of total assets were 0.38% at September 30, 2018 compared to 0.49% at December 31, 2017.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $14.0 million (0.7% of loans) and $13.6 million (0.7% of loans) at September 30, 2018 and December 31, 2017, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.
Table 8: Nonperforming Assets

(in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
Nonperforming loans:
Commercial & industrial	$5,803	$6,016	$5,078
Owner-occupied CRE	474	533	1,276
AG production	—	—	2
AG real estate	175	186	186
CRE investment	1,381	4,531	4,537
Construction & land development	80	—	723
Residential construction	28	80	80
Residential first mortgage	1,973	1,587	2,301
Residential junior mortgage	268	158	239
Retail & other	—	4	—
Total nonaccrual loans	10,182	13,095	14,422
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$10,182	$13,095	$14,422
OREO:
Commercial real estate owned	$505	$185	$275
Residential real estate owned	51	70	—
Bank property real estate owned	725	1,039	1,039
Total OREO	1,281	1,294	1,314
Total nonperforming assets	$11,463	$14,389	$15,736
Performing troubled debt restructurings	$—	$—	$—
Ratios:
Nonperforming loans to total loans	0.48%	0.63%	0.70%
Nonperforming assets to total loans plus OREO	0.53%	0.69%	0.77%
Nonperforming assets to total assets	0.38%	0.49%	0.55%
ALLL to nonperforming loans	127.6%	96.6%	87.4%
Deposits
Deposits represent Nicolet’s largest source of funds. The deposit composition, including brokered deposits within total deposits, is presented in Table 9 below.
Total deposits were $2.5 billion at September 30, 2018, $51 million or 2% higher than December 31, 2017. Notably, the increase in total deposits since year-end 2017 was largely due to noninterest-bearing demand accounts (up $33 million or 5%, mostly commercial in nature), as well as growth in savings and time accounts combined exceeding the decline in MMA and interest-bearing demand accounts. Given strong underlying growth in customer-based (“core”) deposits, brokered deposits were allowed to decline, down $44 million since year-end 2017. Core deposits increased $95 million over year-end 2017, including $58 million in time deposits and $37 million in transaction accounts (led by noninterest-bearing demand).

Table 9: Period End Deposit Composition

	September 30, 2018		December 31, 2017		September 30, 2017
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$664,788	26.4%	$631,831	25.6%	$638,447	27.0%
Money market and interest-bearing demand	1,174,912	46.6%	1,222,401	49.5%	1,107,360	46.8%
Savings	291,058	11.5%	269,922	10.9%	274,828	11.6%
Time	391,398	15.5%	346,910	14.0%	346,316	14.6%
Total deposits	$2,522,156	100.0%	$2,471,064	100.0%	$2,366,951	100.0%

Brokered transaction accounts	$45,894	1.8%	$76,141	3.1%	$77,440	3.3%
Brokered time deposits	31,056	1.2%	44,645	1.8%	48,249	2.0%
Total brokered deposits	$76,950	3.0%	$120,786	4.9%	$125,689	5.3%

Customer transaction accounts	$2,084,864	82.7%	$2,048,013	82.9%	$1,943,195	82.1%
Customer time deposits	360,342	14.3%	302,265	12.2%	298,067	12.6%
Total customer deposits (core)	$2,445,206	97.0%	$2,350,278	95.1%	$2,241,262	94.7%
Lending-Related Commitments
As of September 30, 2018 and December 31, 2017, Nicolet had the following off-balance sheet lending-related commitments.
Table 10: Commitments

(in thousands)	September 30, 2018	December 31, 2017
Commitments to extend credit	$696,684	$680,307
Financial standby letters of credit	9,176	8,783
Performance standby letters of credit	8,538	9,080
Interest rate lock commitments to originate residential mortgage loans held for sale (included above in commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments and represented $35.6 million and $16.2 million, respectively, at September 30, 2018. The fair value of these interest rate lock commitments and forward commitments was not significant at September 30, 2018.
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
Funds are available from a number of basic banking activity sources, including but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of brokered deposits. All securities AFS and equity securities (included in other investments) are reported at fair value on the consolidated balance sheet. At September 30, 2018, approximately 33% of the $411 million securities AFS portfolio was pledged to secure public deposits and short-term borrowings, as applicable, and for other purposes as required by law. Additional funding sources at September 30, 2018, consist of a $10 million available and unused line of credit at the holding company, $158 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $180 million, and borrowing capacity in the brokered deposit market.
Cash and cash equivalents at September 30, 2018 and December 31, 2017 were $161 million and $155 million, respectively. The increase in cash and cash equivalents since year-end 2017 was largely attributable to earnings and deposit growth, partially offset by loan growth, net investment purchases, and common stock purchases. Nicolet’s liquidity resources were sufficient as of September 30, 2018 to fund loans, accommodate deposit cycles and trends, and to meet other cash needs as necessary.
Management is committed to the holding company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the holding company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, debt service requirements, and when opportune, for common stock repurchases or investment in other strategic actions such as mergers or acquisitions. Dividends from the Bank represent a significant source of incoming cash flow for the Parent Company, along with option exercises. Among others, additional cash sources available to the Parent Company include its $10 million available and unused line of credit, and access to the public or private markets to issue new equity, subordinated debt or other debt. At September 30, 2018, the Parent Company had $31 million in cash.
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
Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at September 30, 2018 and December 31, 2017, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 11 below. The slight improvement to the rising rate scenario is mostly from the slightly lagged liability pricing. The results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.
Table 11: Interest Rate Sensitivity

	September 30, 2018	December 31, 2017
200 bps decrease in interest rates	(1.1)%	(1.0)%
100 bps decrease in interest rates	(0.2)%	(0.2)%
100 bps increase in interest rates	0.1%	(0.1)%
200 bps increase in interest rates	0.5%	(0.2)%
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
As shown in Table 12, Nicolet’s regulatory capital ratios remain well above minimum regulatory ratios. At September 30, 2018, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios as of September 30, 2018 and December 31, 2017 are presented in the following table.
Table 12: Capital

(in millions)	September 30, 2018	December 31, 2017
Company:
Total risk-based capital	$318.6	$299.0
Tier 1 risk-based capital	292.6	274.5
Common equity Tier 1 capital	263.1	245.2
Total capital ratio	12.8%	12.8%
Tier 1 capital ratio	11.8%	11.8%
Common equity tier 1 capital ratio	10.6%	10.5%
Tier 1 leverage ratio	10.3%	10.0%
Bank:
Total risk-based capital	$280.7	$267.2
Tier 1 risk-based capital	267.7	254.5
Common equity Tier 1 capital	267.7	254.5
Total capital ratio	11.3%	11.5%
Tier 1 capital ratio	10.8%	10.9%
Common equity tier 1 capital ratio	10.8%	10.9%
Tier 1 leverage ratio	9.4%	9.3%
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. During the first nine months of 2018, $16.9 million was utilized to repurchase and cancel approximately 307,800 shares of common stock pursuant to our 2014 common stock repurchase program, bringing the life-to-date cumulative totals to just over 1 million shares repurchased for $41.1 million. As of September 30, 2018, there remains $12.9 million authorized under the repurchase program to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.
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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The updated guidance is effective for annual reporting periods, including interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. As the new ASU only revises disclosure requirements, it is not expected to have a material impact on the Company's consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments intended to improve the financial reporting by requiring earlier recognition of credit losses on loans and certain other financial assets. Topic 326 replaces the current incurred loss impairment model (which recognizes losses when a probable threshold is met) with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The measurement of lifetime expected credit losses will be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company expects to adopt the new accounting standard in 2020, as required. Nicolet has established a cross-functional team to assess the impact of the new guidance on its consolidated financial statements and implement the new standard. This team is currently in the process of developing credit models, as well as accounting, reporting, and governance processes to comply with the new credit loss requirements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with several subsequent updates. Topic 842 introduces a new accounting model for lessors and lessees. For lessees, almost all leases will be required to be recognized on the balance sheet as a right-of-use asset and lease liability, unlike current GAAP which requires only capital leases to be recognized on the balance sheet. The accounting applied by lessors is largely unchanged from existing guidance. Topic 842 also requires additional disclosures concerning the amount, timing and uncertainty of cash flows arising from leases. The updated guidance is effective for annual reporting periods beginning after December 15, 2018, with early application permitted. The Company will adopt the new accounting standard in 2019, as required, and is currently assessing the impact of the new guidance on its consolidated financial statements. At adoption, Nicolet will recognize right-of-use assets and lease liabilities for virtually all of its operating lease commitments. The amounts of these assets and liabilities recorded will be based, primarily, on the present value of unpaid future minimum lease payments as of January 1, 2019, the date of adoption. Those amounts will also be impacted by assumptions around renewals and/or extensions, and the interest rate used to discount those future lease commitments. As of December 31, 2017, Nicolet reported approximately $5 million in minimum lease payments due under lease commitments for January 1, 2019 forward. While these leases represent a majority of the leases within the scope of the standard, the lease portfolio is subject to change from the execution of new leases and termination of existing leases prior to the effective date.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Following are Nicolet’s monthly common stock purchases during the third quarter of 2018.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(a)
	(#)	($)	(#)	(#)
Period
July 1 – July 31, 2018	2,014	$55.04	1,700	514,000
August 1 – August 31, 2018	4,337	$54.96	2,457	512,000
September 1 – September 30, 2018	77,123	$54.45	77,123	435,000
Total	83,474	$54.49	81,280	435,000

(a)
During third quarter 2018, Nicolet utilized $4.4 million to repurchase and cancel approximately 81,300 shares of common stock pursuant to our 2014 common stock repurchase program, bringing the life-to-date cumulative totals to $41.1 million to repurchase and cancel just over 1 million shares at a weighted average price of $40.47 per share excluding commissions. At September 30, 2018, approximately $12.9 million remained available to repurchase up to 435,000 common shares.

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
101
The following material from Nicolet’s Form 10-Q Report for the three and nine months ended September 30, 2018, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

November 2, 2018	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

November 2, 2018	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer