Form 10-K
period 2018-12-31
NICOLET BANKSHARES INC
filed 2019-03-08
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2018
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
Large accelerated filer ☐         Accelerated filer ☒
Non-accelerated filer ☐         Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2018, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $440.9 million based on the closing sale price of $55.11 per share as reported on Nasdaq on June 30, 2018.
As of February 28, 2019 9,462,138 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K – Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders.

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
PART I
ITEM 1. BUSINESS
General
Nicolet Bankshares, Inc. (individually referred to herein as the “Parent Company” and together with all its subsidiaries collectively referred to herein as “Nicolet,” the “Company,” “we,” “us” or “our”) is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Wisconsin. At December 31, 2018, Nicolet had total assets of $3.1 billion, loans of $2.2 billion, deposits of $2.6 billion and total stockholders’ equity of $387 million. For the year ended December 31, 2018, Nicolet earned net income of $41.0 million, or $4.12 per diluted common share. For 2018, Nicolet’s return on average assets was 1.38%.
The Parent Company is a Wisconsin corporation, originally incorporated on April 5, 2000 as Green Bay Financial Corporation, a Wisconsin corporation, to serve as the holding company for and the sole shareholder of Nicolet National Bank. The Parent Company amended and restated its articles of incorporation and changed its name to Nicolet Bankshares, Inc. on March 14, 2002. It subsequently became the holding company for Nicolet National Bank upon the completion of the bank’s reorganization into a holding company structure on June 6, 2002. Nicolet elected to become a financial holding company in 2008.
Nicolet conducts its primary operations through its wholly owned subsidiary, Nicolet National Bank, a commercial bank which was organized in 2000 as a national bank under the laws of the United States and opened for business, in Green Bay, Wisconsin, on November 1, 2000 (referred to herein as the “Bank”). Structurally, the Parent Company also wholly owns a registered investment advisory firm, Brookfield Investment Partners, LLC (“Brookfield”), that principally provides investment strategy and transactional services to select community banks, wholly owns a registered investment advisory firm, Nicolet Advisory Services, LLC (“Nicolet Advisory”), that conducts brokerage and financial advisory services primarily to individual consumers, and entered into a joint venture that provides for 50% ownership of the building in which Nicolet is headquartered. Structurally, the Bank wholly owns an investment subsidiary based in Nevada, a subsidiary in Green Bay that provides a web-based investment management platform for financial advisor trades and related activity, and the Bank owns 99.2% of United Financial Services, Inc, which in turn owns 50.2% of UFS, LLC, a data processing services company located in Grafton, Wisconsin (collectively referred to herein as “UFS”). Other than the Bank, these subsidiaries are closely related to or incidental to the business of banking and none are individually or collectively significant to Nicolet’s financial position or results as of December 31, 2018.
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
Since its opening in late 2000, Nicolet has supplemented its organic growth with branch purchase and acquisition transactions. For information on recent transactions, see Note 2, “Acquisitions,” of the Notes to Consolidated Financial Statements under Part II, Item 8.
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
Lending is critical to Nicolet’s balance sheet and earnings potential. Nicolet seeks creditworthy borrowers principally within the geographic area of its branch locations. As a community bank with experienced commercial lenders and residential mortgage lenders, the primary lending function is to make loans in the following categories:
•commercial-related loans, consisting of:
◦commercial, industrial, and business loans and lines of credit;
◦owner-occupied commercial real estate (“owner-occupied CRE”);
◦agricultural (“AG”) production and AG real estate;
◦commercial real estate investment loans (“CRE investment”);
◦construction and land development loans;
•residential real estate loans, consisting of:
◦residential first lien mortgages;
◦residential junior lien mortgages;
◦home equity loans and lines of credit;
◦residential construction loans; and
•other loans (mainly consumer in nature).
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
Employees
At December 31, 2018, Nicolet had approximately 550 full-time equivalent employees. None of our employees are represented by unions.
Market Area and Competition
The Bank is a full-service community bank, providing a full range of traditional commercial, wealth and retail banking products and services throughout northeastern and central Wisconsin and in Menominee, Michigan. Nicolet markets its services to owner-managed companies, the individual owners of these businesses, and other residents of its market area, which at December 31, 2018 is through 38 branches located principally in its trade area of northeastern and central Wisconsin, and in Menominee, Michigan. Based on deposit market share data published by the FDIC as of June 30, 2018, the Bank ranks in the top three of market share for Brown, Door, Kewaunee, Taylor and Clark counties and in the top five for Menominee and Marinette counties.
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
Both the scope of the laws and regulations and intensity of supervision to which Nicolet's business is subject have increased over the past decade in response to the financial crisis as well as other factors such as technological and market changes. Many of these changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and its implementing regulations, most of which are now in place. In 2018, with the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act ("EGRRCPA"), as described below, there has been some recalibration of the post-financial crisis framework; however, Nicolet's business remains subject to extensive regulation and supervision.
EGRRCPA was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, which could result in meaningful regulatory relief for community banks such as the Bank. Several of the reforms implemented by EGRRCPA are discussed below. In addition, the EGRRCPA includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans. It is difficult at this time to predict when or how any new standards under the EGRRCPA will ultimately be applied to us or what specific impact the EGRRCPA and the yet-to-be-written implementing rules and regulations will have on community banks.
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
In addition to the minimum risk-based capital and leverage ratios, banking organizations must maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. In order to avoid those restrictions, the capital conservation buffer effectively increases the minimum CET1 capital, Tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Banking organizations with capital levels that fall within the buffer will be required to limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments. The capital conservation buffer was fully phased in on January 1, 2019. The following table presents the risk-based and leverage capital requirements applicable to the Bank:

	Adequately Capitalized Requirement	Well-Capitalized Requirement	Well-Capitalized with Buffer
Leverage	4.0%	5.0%	5.0%
CET1	4.5%	6.5%	7.0%
Tier 1	6.0%	8.0%	8.5%
Total Capital	8.0%	10.0%	10.5%
Although capital instruments such as trust preferred securities and cumulative preferred shares are excluded from Tier 1 capital for certain larger banking organizations, Nicolet’s trust preferred securities are permanently grandfathered as Tier 1 capital (provided they do not exceed 25% of Tier 1 capital) as a result of Nicolet qualifying as a smaller entity.
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
The OCC also considers interest rate risk (arising when the interest rate sensitivity of the Bank’s assets does not match the sensitivity of its liabilities or its off-balance sheet position) in the evaluation of the bank’s capital adequacy. Banks with excessive interest rate risk exposure are required to hold additional amounts of capital against their exposure to losses resulting from that risk. Through the risk-weighting of assets, the regulators also require banks to incorporate market risk components into their risk-based capital. Under these market risk requirements, capital is allocated to support the amount of market risk related to a bank’s lending and trading activities.
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
Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each category.
A “well-capitalized” bank is one that is not required to meet and maintain a specific capital level for any capital measure pursuant to any written agreement, order, capital directive, or prompt corrective action directive, and has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a CET1 capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%. Generally, a classification as well-capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action. However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices, which requires certain remedial action.
As of December 31, 2018, the Bank satisfied the requirements of “well-capitalized” under the regulatory framework for prompt corrective action. See Note 17, “Regulatory Capital Requirements,” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for Nicolet and the Bank regulatory capital ratios.
Section 201 of EGRRCPA requires the Federal banking agencies to promulgate a rule establishing a new “Community Bank Leverage Ratio” of 8%-10% for depository institutions and depository institution holding companies, including banks and bank holding companies, with less than $10 billion in total consolidated assets. If such a depository institution or holding company maintains tangible equity in excess of this leverage ratio, it would be deemed to be in compliance with (1) the leverage and risk-based capital requirements promulgated by the Federal banking agencies; (2) in the case of a depository institution, the capital ratio requirements to be considered “well-capitalized” under the Federal banking agencies’ “prompt corrective action” regime; and (3) “any other capital or leverage requirements” to which the depository institution or holding company is subject, in each case unless the appropriate Federal banking agency determines otherwise based on the particular institution’s risk profile. The EGRRCPA also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and

Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. This expansion also excludes such holding companies from the minimum capital requirements of the Dodd-Frank Act.
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
FDIC Insurance Assessments. The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC up to $250,000, the maximum amount permitted by law. The FDIC uses the Deposit Insurance Fund to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. The Bank is thus subject to FDIC deposit premium assessments. The cost of premium assessments are impacted by, among other things, a bank’s capital category under the prompt corrective action system.
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

At December 31, 2018 the Bank’s commercial real estate lending levels are below the guidance levels noted above.
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
UDAP and UDAAP. Bank regulatory agencies have increasingly used a general consumer protection statute to address "unethical" or otherwise "bad" business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act—the primary federal law that prohibits "unfair or deceptive acts or practices" and unfair methods of competition in or affecting commerce ("UDAP" or "FTC Act"). "Unjustified consumer injury" is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to "unfair, deceptive or abusive acts or practices" ("UDAAP"). The CFPB has brought a variety of enforcement actions for violations of UDAAP provisions and CFPB guidance continues to evolve.
Mortgage Reform. The CFPB has adopted final rules implementing minimum standards for the origination of residential mortgages, including standards regarding a customer's ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. EGRRCPA, among other matters, expands the definition of qualified mortgages which may be held by a financial institution.
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
In addition, the market value of the real estate securing our loans as collateral could be adversely affected by the economy and unfavorable changes in economic conditions in our market areas. As of December 31, 2018, approximately 40% of our loans were secured by commercial-based real estate, 2% of loans were secured by agriculture-based real estate, and 23% of our loans were secured by residential real estate. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by adverse market and economic conditions, including another downturn in the real estate market, in our markets could adversely affect the value of our assets, results of operations, and financial condition.
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
In addition, we cannot predict whether interest rates will continue to remain at present levels, or the timing of any anticipated changes. Changes in interest rates may cause significant changes, up or down, in our net interest income. If the interest rates paid on deposits and borrowings increase at a faster rate than the interest rates received on loans and investment securities, our net interest income, and therefore earnings, could be adversely affected. Earnings also could be adversely affected if the interest rates received on loans and investment securities fall more quickly than the interest rates paid on deposits and borrowings. In addition, if there is a substantial increase in interest rates, our investment portfolio is at risk of experiencing price declines that may negatively impact our total capital position through changes in other comprehensive income. Any significant increase in prevailing interest rates could also adversely affect our mortgage banking business because higher interest rates could cause customers to request fewer refinancing and purchase money mortgage originations.
Nicolet faces significant operational risk, including risk of loss related to cybersecurity breaches, due to the financial services industry’s increased reliance on technology.
We rely heavily on communications and information systems to conduct our business, and we rely on third party vendors to provide key components of these systems, including our core application processing. Any failure, interruption or breach in security of these systems could result in failures or disruptions in customer relationship management, general ledger, deposit, loan functionality and the effective operation of other systems. While we have policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
We do not control the actions of the third party vendors we have selected to provide key components of our business infrastructure. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, or any failure, interruption or breach in security of the services they provide, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.
Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.
As a financial institution, we are also susceptible to fraudulent activity that may be committed against us, our third party venders, or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our clients' information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. These risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications.
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
Nicolet continually encounters technological change, we may have fewer resources than our competition to continue to invest in technological improvements.
The banking and financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that enhance customer convenience, as well as create additional efficiencies in operations. Many of our competitors have greater resources to invest in technological improvements, and we may not be able to effectively implement new technology-driven products and services, which could reduce our ability to effectively compete.
Risks Related to Ownership of Nicolet’s Common Stock
Our stock price can be volatile.
Stock price volatility may make it more difficult for you to sell your common stock when you want and at prices you find attractive. Our stock price can fluctuate widely in response to a variety of factors including, among other things:

•actual or anticipated variations in quarterly results of operations or financial condition;
•operating results and stock price performance of other companies that investors deem comparable to us;
•news reports relating to trends, concerns, and other issues in the financial services industry;
•perceptions in the marketplace regarding us and / or our competitors;
•new technology used or services offered by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
•failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•changes in government regulations;
•geopolitical conditions such as acts or threats of terrorism or military conflicts;
•available supply and demand of investors interested in trading our common stock;
•our own participation in the market through our buyback program; and
•recommendations by securities analysts.
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
The holders of our common stock receive dividends if and when declared by the Nicolet board of directors out of legally available funds. Nicolet’s board of directors has not declared a dividend on the common stock since our inception in 2000. Any future determination relating to dividend policy will be made at the discretion of Nicolet’s board of directors and will depend on a number of factors, including the company’s future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that the board of directors may deem relevant.
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
We are required by federal and state regulatory authorities to maintain adequate capital levels to support our operations. In order to support our growth and operations and to comply with regulatory standards, we may need to raise capital in the future. Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on favorable terms. The capital and credit markets have experienced significant volatility in recent years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of volatility worsen, our ability to raise additional capital may be disrupted. If we cannot raise additional capital when needed, our results of operations and financial condition may be adversely affected, and our banking regulators may subject us to regulatory enforcement action, including receivership. In addition, the issuance of additional shares of our equity securities will dilute the economic ownership interest of our common shareholders.
Nicolet’s directors and executive officers own a significant portion of our common stock and can influence shareholder decisions.
Our directors and executive officers, as a group, beneficially owned approximately 17% of our fully diluted issued and outstanding common stock as of December 31, 2018. As a result of their ownership, our directors and executive officers have the ability, if they voted their shares in concert, to influence the outcome of matters submitted to our shareholders for approval, including the election of directors.
Holders of Nicolet’s subordinated debentures have rights that are senior to those of its common shareholders.
We have supported our continued growth by issuing trust preferred securities and accompanying junior subordinated debentures and by assuming the trust preferred securities and accompanying junior subordinated debentures issued by companies we have acquired. As of December 31, 2018, we had outstanding trust preferred securities and associated junior subordinated debentures with an aggregate par principal amount of approximately $37.1 million and $38.2 million, respectively.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The corporate headquarters of both the Parent Company and the Bank are located at 111 North Washington Street, Green Bay, Wisconsin. At year-end 2018, including the main office, the Bank operated 38 bank branch locations, 29 of which are owned and nine that are leased. In addition, Nicolet owns or leases other real property that, when considered in aggregate, is not significant to its financial position. Most of the offices are free-standing, newer buildings that provide adequate access, customer parking, and drive-through and/or ATM services. The properties are in good condition and considered adequate for present and near term requirements. None of the owned properties are subject to a mortgage or similar encumbrance.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Nicolet registered its common stock under Section 12(b) of the Exchange Act on February 24, 2016, in connection with listing on the Nasdaq Capital Market, and trades under the symbol “NCBS”. As of February 28, 2019, Nicolet had approximately 2,115 shareholders of record.
Nicolet has not paid dividends on its common stock since its inception in 2000. Any cash dividends paid by Nicolet on its common stock must comply with applicable Federal Reserve policies described further in “Business—Regulation of Nicolet—Dividend Restrictions.” The Bank is also subject to regulatory restrictions on the amount of dividends it is permitted to pay to Nicolet as further described in “Business—Regulation of the Bank – Payment of Dividends” and in Note 17, “Regulatory Capital Requirements,” in the Notes to Consolidated Financial Statements under Part II, Item 8.
Following are Nicolet’s monthly common stock purchases during the fourth quarter of 2018.

Period:	Total Number of Shares Purchased (#) (a) (b)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (#) (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (#) (a) (b)
October 1 – October 31, 2018	57,106	$53.46	57,083	378,000
November 1– November 30, 2018	16,412	$52.23	14,595	363,000
December 1 – December 31, 2018	32,528	$49.94	28,567	335,000
Total	106,046	$52.19	100,245	335,000
(a) During fourth quarter 2018, the Company repurchased 2,333 shares for minimum tax withholding settlements on restricted stock and repurchased 3,468 shares to satisfy the exercise price and/or tax withholding requirements of stock options, respectively. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors’ authorization.
(b) During 2014 the board of directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $54 million to repurchase up to 1,450,000 shares of outstanding common stock. The common stock repurchase program has no expiration date. During fourth quarter 2018, Nicolet spent $5.2 million to repurchase and cancel 100,245 shares at a weighted average price of $52.21 per share, bringing the life-to-date cumulative totals to $46.3 million to repurchase and cancel 1.1 million shares at a weighted average price of $41.52 per share. At December 31, 2018, approximately $7.7 million remained available to repurchase common shares.

Performance Graph
The following graph shows the cumulative stockholder return on our common stock compared with the KBW NASDAQ Bank Index and the S&P 500 Index for the period of December 31, 2013 to December 31, 2018. The graph assumes the value of the investment in the Company's common stock and in each index was $100 on December 31, 2013. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.

	Period Ending
Index	2013	2014	2015	2016	2017	2018
Nicolet Bankshares, Inc.	$100.00	$151.15	$192.20	$288.33	$330.96	$295.04
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
KBW Nasdaq Bank Index	100.00	109.37	109.91	141.24	167.50	137.83
Source: S&P Global Market Intelligence
ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data presented as of December 31, 2018 and 2017 and for each of the years in the three-year period ended December 31, 2018 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data for all other periods shown is derived from audited consolidated financial statements that are not required to be included in this report.

EARNINGS SUMMARY AND SELECTED FINANCIAL DATA

	At and for the years ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Results of operations:
Interest income	$125,537	$109,253	$75,467	$48,597	$48,949
Interest expense	18,889	10,511	7,334	7,213	7,067
Net interest income	106,648	98,742	68,133	41,384	41,882
Provision for loan losses	1,600	2,325	1,800	1,800	2,700
Net interest income after provision for loan losses	105,048	96,417	66,333	39,584	39,182
Noninterest income	39,509	34,639	26,674	17,708	14,185
Noninterest expense	89,758	81,356	64,942	39,648	38,709
Income before income tax expense	54,799	49,700	28,065	17,644	14,658
Income tax expense	13,446	16,267	9,371	6,089	4,607
Net income	41,353	33,433	18,694	11,555	10,051
Net income attributable to noncontrolling interest	317	283	232	127	102
Net income attributable to Nicolet Bankshares, Inc.	41,036	33,150	18,462	11,428	9,949
Preferred stock dividends	—	—	633	212	244
Net income available to common shareholders	$41,036	$33,150	$17,829	$11,216	$9,705
Earnings per common share:
Basic	$4.26	$3.51	$2.49	$2.80	$2.33
Diluted	$4.12	$3.33	$2.37	$2.57	$2.25
Weighted average common shares outstanding:
Basic	9,640	9,440	7,158	4,004	4,165
Diluted	9,956	9,958	7,514	4,362	4,311
Year-End Balances:
Loans	$2,166,181	$2,087,925	$1,568,907	$877,061	$883,341
Allowance for loan losses ("ALLL")	13,153	12,653	11,820	10,307	9,288
Securities available for sale, at fair value	400,144	405,153	365,287	172,596	168,475
Goodwill and other intangibles, net	124,307	128,406	87,938	3,793	4,820
Total assets	3,096,535	2,932,433	2,300,879	1,214,439	1,215,285
Deposits	2,614,138	2,471,064	1,969,986	1,056,417	1,059,903
Short-term and long-term borrowings	77,305	78,046	37,617	39,788	33,503
Common equity	386,609	364,178	275,947	97,301	86,608
Stockholders’ equity	386,609	364,178	275,947	109,501	111,008
Book value per common share	$40.72	$37.09	$32.26	$23.42	$21.34
Tangible book value per common share *	$27.62	$24.01	$21.98	$22.51	$20.15
Average Balances:
Loans	$2,127,470	$1,899,225	$1,346,304	$883,904	$859,256
Interest-earning assets	2,671,560	2,351,451	1,723,600	1,083,967	1,084,408
Goodwill and other intangibles, net	126,284	115,447	61,588	4,287	5,389
Total assets	2,977,457	2,648,754	1,934,770	1,185,921	1,191,348
Deposits	2,508,952	2,228,408	1,641,894	1,021,155	1,028,336
Interest-bearing liabilities	1,951,846	1,750,099	1,307,471	851,957	892,872
Common equity	371,635	332,897	217,432	90,787	84,033
Stockholders’ equity	371,635	332,897	226,265	112,012	108,433
Financial Ratios:
Return on average assets	1.38%	1.25%	0.95%	0.96%	0.84%
Return on average equity	11.04	9.96	8.16	10.20	9.18
Return on average common equity	11.04	9.96	8.20	12.35	11.55
Return on average tangible common equity *	16.73	15.24	11.44	12.97	12.34
Average equity to average assets	12.48	12.57	11.69	9.45	9.10
Net interest margin	4.04	4.30	4.01	3.88	3.89
Stockholders’ equity to assets	12.49	12.42	11.99	9.02	9.13
Tangible common equity to tangible assets *	8.83	8.41	8.50	7.72	6.76
Net loan charge-offs to average loans	0.05	0.08	0.02	0.09	0.31
Nonperforming loans to total loans	0.25	0.63	1.29	0.40	0.61
Nonperforming assets to total assets	0.19	0.49	0.97	0.32	0.61
* The ratios of tangible book value per common share, return on average tangible common equity, and tangible common equity to tangible assets exclude goodwill and other intangibles, net. These financial ratios have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength.

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
The detailed financial discussion that follows focuses on 2018 results compared to 2017. See “2017 Compared to 2016” for the summary comparing 2017 and 2016 results. Some tabular information is shown for trends of three years or for five years as required under SEC regulations.
Evaluation of financial performance and average balances between 2018 and 2017 was generally impacted, though to a modest degree, from the timing and size of Nicolet’s 2017 acquisition.  The inclusion of the First Menasha Bancshares, Inc. (“First Menasha”) balance sheet (at about 20% of Nicolet’s then pre-merger asset size) and operational results for 12 months in 2018 and 8 months in 2017, analytically explains a portion of the increase in certain average balances and income statement line items between 2018 and 2017, and there was approximately $0.5 million of non-recurring direct merger expense in 2017 noninterest expense. At consummation in April 2017, First Menasha added $480 million in assets, loans of $351 million, deposits of $375 million, core deposit intangible of $4 million and goodwill of $41 million, for a total purchase price that included $62 million of common equity (or 1.3 million shares) and $19 million of cash. Additionally, the tax expense comparison between 2018 and 2017 was impacted by the Tax Cuts and Jobs Act passed on December 22, 2017, with 2018 tax expense favorably affected by the lower corporate tax rate (from 35% to 21%, effective January 1, 2018), and 2017 tax expense unfavorably affected by $0.9 million related to write-downs associated with the impact of the new tax law on deferred tax assets and investment securities.
Overview
Nicolet provides a diversified range of traditional commercial and retail banking services, as well as wealth management services, to individuals, business owners, and businesses in its market area primarily through, as of year-end 2018, the 38 bank branch offices of its banking subsidiary, located in northeast and central Wisconsin and Menominee, Michigan.
In 2018, Nicolet delivered on organic growth, asset quality, capital management and profitability.  At December 31, 2018, Nicolet had total assets of $3.1 billion, loans of $2.2 billion, deposits of $2.6 billion and stockholders’ equity of $387 million, representing increases over December 31, 2017 of 6%, 4%, 6% and 6%, in assets, loans, deposits and total equity, respectively.  While Nicolet has used acquisitions as part of its growth strategy over the past few years and has successfully integrated and realized cost efficiencies related to scale quickly after each acquisition, the growth between year-end 2018 and 2017 was fully organic. Asset quality improved from an already strong level, with net charge-offs to average loans of 0.05% for 2018 (0.08% for 2017) and nonperforming assets to assets of 0.19% at December 31, 2018 (down from 0.49% at year-end 2017). Nicolet repurchased nearly 408,100 shares of common stock for $22.2 million in 2018 under Nicolet’s common stock repurchase program.  At December 31, 2018 there remained $7.7 million authorized under the repurchase program which Nicolet may from time to time repurchase shares in the open market or through block transactions as market conditions warrant or in private transactions as an alternative use of capital. With total stockholders’ equity to assets of 12.49% at year-end 2018 (largely from earnings exceeding stock repurchases for the year), Nicolet has capacity to act on targets of interest in relevant markets that provide a path to or support our position as the lead-local community bank.
For 2018, net income attributable to Nicolet was $41.0 million (24% higher than 2017), and return on average assets was 1.38% (compared to 1.25% for 2017). Diluted earnings per common share for 2018 was $4.12 ($0.79 or 24% higher than 2017), with increased earnings and flat diluted average shares, aided by common stock repurchases in 2018 offsetting the acquisition shares issued in mid-2017.
Net income before taxes was $54.8 million (10% higher than 2017), on overall stronger revenues, lower provision for loan losses and controlled expenses. Net interest income increased $7.9 million or 8% over 2017, as we exercised discipline in the consistently rising rate environment of 2018. Interest income grew $16.3 million (overcoming $4.2 million lower aggregate discount income on purchased loans), aided by a 14% increase in average interest-earning assets and the elevated rate environment particularly on new, renewed and variable rate loans. Interest expense increased $8.4 million, primarily due to rising rates on a larger average deposit base, up 13% over 2017. Noninterest income, excluding net asset gains, increased $5.7 million (18% over 2017), most notably in trust and brokerage fees combined (up $1.8 million or 15%), card interchange income (up $1.0 million or 22%), and net mortgage income (up $1.0 million or 18%) benefiting from increased business, and BOLI income (up $0.6 million, largely due to a death benefit in third quarter 2018). Noninterest expense increased $8.4 million or 10%, on the larger operating base and given continued investment in people and improvements. Personnel expense increased (up $5.0 million or 11% over 2017), partly due to the full period contribution of the expanded workforce (with average full-time equivalent employees up 6% between the years), as well as merit increases, additional competitive market-based wage increases made after tax reform passed, higher cash and equity incentives, and higher health costs. Non-personnel expenses also increased on a combined basis (up $3.4 million or 9%), mostly due to the larger operating base, but also from $0.6 million higher charitable giving, $0.6 million accelerated depreciation given branch facility upgrades, and a $0.5 million fraud contingency loss in fourth quarter 2018. Tax expense declined (down $2.8 million or 17% versus 2017), despite 10% higher pre-tax earnings. The 2018 effective tax rate was 24.5%, due mostly to the lower corporate tax rate, compared to 32.7% for 2017, which carried a higher corporate tax rate, an unfavorable $0.9 million adjustment (related to write-downs associated with the impact of the new tax law on deferred tax assets and investment securities), and a favorable $1.9 million benefit (the tax impact of large option exercises, particularly in the fourth quarter).
For 2019, Nicolet’s focus will remain on achieving strong organic growth in loans, deposits, wealth management services and other revenue lines within all our markets, in a cost-effective, profitable manner to sustain a healthy return on average assets. Acquisition growth remains a key goal, and we are well-positioned to capitalize on the opportunities in bank consolidations. That said, when evaluating transactions, quantitative and qualitative factors need to make sense in combination with each other, including but not limited to the economics of the transaction, cultural and strategic fit, geographic and business line relevance, and current or potential talent. Additional resources are planned for innovation preparedness efforts, personnel expenses (in support of growing talent and leadership), and for capital investment related to two existing branch locations in 2019.  Nicolet believes delivering strong earnings, return on assets, and disciplined capital management in 2019 will provide upward pressure on our common stock performance throughout the year.
INCOME STATEMENT ANALYSIS
Net Interest Income
Net interest income in the consolidated statements of income (which excludes any tax-equivalent adjustment) was $106.6 million in 2018, up $7.9 million or 8% compared to $98.7 million in 2017, aided partly by the timing of the 2017 acquisition and overcoming $4.2 million lower aggregate discount accretion between the years. Tax-equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 21% tax rate in 2018 and a 35% rate in 2017) were $1.2 million for 2018 and $2.4 million for 2017, resulting in tax-equivalent net interest income of $107.8 million for 2018 and $101.1 million for 2017. Had both years been subject to the 21% tax rate, the tax-equivalent adjustment would have been down $0.1 million or 6%, led mostly by the 7% decline in average tax-exempt investment securities.
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
Tables 1, 2, and 3 present information to facilitate the review and discussion of selected average balance sheet items, tax-equivalent net interest income, interest rate spread, and net interest margin.

Table 1: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	Years Ended December 31,
(in thousands)	2018			2017			2016
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Loans, including loan fees (1)(2)	$2,127,470	$114,140	5.37%	$1,899,225	$100,905	5.31%	$1,346,304	$69,687	5.11%
Investment securities:
Taxable	261,107	6,068	2.32%	238,433	4,728	1.98%	159,421	3,029	1.90%
Tax-exempt (2)	149,900	3,259	2.17%	160,328	4,365	2.72%	131,250	3,292	2.51%
Other interest-earning assets	133,083	3,220	2.42%	53,465	1,624	3.04%	86,625	1,327	1.53%
Total non-loan earning assets	544,090	12,547	2.31%	452,226	10,717	2.37%	377,296	7,648	2.03%
Total interest-earning assets	2,671,560	$126,687	4.74%	2,351,451	$111,622	4.75%	1,723,600	$77,335	4.44%
Other assets, net	305,897			297,303			211,170
Total assets	$2,977,457			$2,648,754			$1,934,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$285,777	$1,181	0.41%	$254,961	$405	0.16%	$193,933	$221	0.11%
Interest-bearing demand	524,924	4,530	0.86%	432,513	2,408	0.56%	325,383	1,786	0.55%
Money market accounts (“MMA”)	634,947	3,926	0.62%	583,708	1,781	0.31%	451,373	599	0.13%
Core time deposits	337,100	5,266	1.56%	292,084	2,323	0.80%	259,730	2,220	0.85%
Brokered deposits	91,379	517	0.57%	119,234	769	0.65%	28,329	318	1.12%
Total interest-bearing deposits	1,874,127	15,420	0.82%	1,682,500	7,686	0.46%	1,258,748	5,144	0.41%
Other interest-bearing liabilities	77,719	3,469	4.46%	67,599	2,825	4.18%	48,723	2,190	4.44%
Total interest-bearing liabilities	1,951,846	18,889	0.97%	1,750,099	10,511	0.60%	1,307,471	7,334	0.56%
Noninterest-bearing demand	634,825			545,908			383,146
Other liabilities	19,151			19,850			17,888
Stockholders’ equity	371,635			332,897			226,265
Total liabilities and stockholders’ equity	$2,977,457			$2,648,754			$1,934,770
Tax-equivalent net interest income and rate spread		$107,798	3.77%		$101,111	4.15%		$70,001	3.88%
Tax-equivalent adjustment and net free funds		1,150	0.27%		2,369	0.15%		1,868	0.13%
Net interest income and net interest margin		$106,648	4.04%		$98,742	4.30%		$68,133	4.01%

(1)	Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.

(2)
The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% for 2018 and 35% for 2017 and 2016, and adjusted for the disallowance of interest expense.

Table 2: Volume/Rate Variance - Tax-Equivalent Basis

(in thousands)	2018 Compared to 2017 Increase (Decrease) Due to Changes in			2017 Compared to 2016 Increase (Decrease) Due to Changes in
	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Loans (2) (3)	$12,551	$684	$13,235	$28,599	$2,619	$31,218
Investment securities:
Taxable	991	349	1,340	1,773	(74)	1,699
Tax-exempt (3)	(272)	(834)	(1,106)	774	299	1,073
Other interest-earning assets	1,480	116	1,596	(400)	697	297
Total non-loan earning assets	2,199	(369)	1,830	2,147	922	3,069
Total interest-earning assets	$14,750	$315	$15,065	$30,746	$3,541	$34,287

Interest-bearing liabilities
Savings	$54	$722	$776	$82	$102	$184
Interest-bearing demand	594	1,528	2,122	596	26	622
MMA	168	1,977	2,145	218	964	1,182
Core time deposits	406	2,537	2,943	264	(161)	103
Brokered deposits	(165)	(87)	(252)	637	(186)	451
Total interest-bearing deposits	1,057	6,677	7,734	1,797	745	2,542
Other interest-bearing liabilities	298	346	644	656	(21)	635
Total interest-bearing liabilities	1,355	7,023	8,378	2,453	724	3,177
Net interest income	$13,395	$(6,708)	$6,687	$28,293	$2,817	$31,110

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.

(2)	Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.

(3)
The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% for 2018 and 35% for 2017 and 2016, and adjusted for the disallowance of interest expense.

Table 3: Interest Rate Spread, Margin and Average Balance Mix - Tax-Equivalent Basis

	Years Ended December 31,
(in thousands)	2018 Average			2017 Average			2016 Average
	Balance	% of Earning Assets	Yield/Rate	Balance	% of Earning Assets	Yield/Rate	Balance	% of Earning Assets	Yield/Rate
Loans	$2,127,470	80%	5.37%	$1,899,225	81%	5.31%	$1,346,304	78%	5.11%
Non-loan earning assets	544,090	20%	2.31%	452,226	19%	2.37%	377,296	22%	2.03%
Total interest-earning assets	$2,671,560	100%	4.74%	$2,351,451	100%	4.75%	$1,723,600	100%	4.44%

Interest-bearing liabilities	$1,951,846	73%	0.97%	$1,750,099	74%	0.60%	$1,307,471	76%	0.56%
Noninterest-bearing funds, net	719,714	27%		601,352	26%		416,129	24%
Total funds sources	$2,671,560	100%	0.73%	$2,351,451	100%	0.47%	$1,723,600	100%	0.41%
Interest rate spread			3.77%			4.15%			3.88%
Contribution from net free funds			0.27%			0.15%			0.13%
Net interest margin			4.04%			4.30%			4.01%
Comparison of 2018 versus 2017
Tax-equivalent net interest income was $107.8 million for 2018, up $6.7 million or 7%, compared to 2017, overcoming $4.2 million lower aggregate discount accretion income and $1.2 million lower tax-equivalent adjustment between the years, both impacting the rate variance on interest-earning assets. The $6.7 million increase consisted of $13.4 million from net favorable volume and mix variances, partially offset by $6.7 million from net unfavorable rate variances from a flat earning asset yield and higher overall cost of funds between the periods. Tax-equivalent interest income on earning assets increased $15.1 million between the years, with $13.2 million more interest from loans ($12.6 million from greater volume and $0.6 million from rates, despite $4.2 million lower aggregate discount accretion income), $0.2 million more interest from total investments (despite the lower tax-equivalent adjustment), and $1.6 million more interest from other earning assets (mostly volume-based with higher cash balances carried throughout the year). Interest expense increased $8.4 million, led by $7.0 million higher interest from net unfavorable rate variances due to a rising cost of funds, and $1.4 million higher interest on interest-bearing liabilities due to volume and mix variances. All rate variances were impacted by the general rising interest rate environment.

Since December 1, 2016, the Federal Reserve raised short-term interest rates by 200 bps to 2.50% as of December 31, 2018 (increases of 25 bps in each of the nine preceding quarters except third quarter 2017). These increases impacted the rate earned on short-term assets and pressured the cost of shorter-term borrowings, but have not proportionately influenced rates further out on the yield curve.
The net interest margin was 4.04% for 2018, down 26 bps versus 2017. The interest rate spread decreased 38 bps between the periods, with an unfavorable decrease in the earning asset yield (down 1 bp to 4.74% for 2018) and an increase in the cost of funds (up 37 bps to 0.97% for 2018). The contribution from net free funds increased 12 bps due to the 16% increase in average noninterest-bearing demand deposits and the higher cost of funds. While both years experienced favorable income from discount accretion on purchased loans, such favorable interest flow diminished in 2018.
The earning asset yield was influenced largely by the mix of underlying earning assets, particularly carrying a higher proportion of low-earning cash partly offset by loans and taxable investments (each at higher yields in 2018 than 2017). Loans, investments and other interest earning assets (mostly low-earning cash) represented 80%, 15% and 5% of average earning assets, respectively, for 2018, and 81%, 17%, and 2%, respectively, for 2017. Loans yielded 5.37% and 5.31%, respectively, for 2018 and 2017. The 6 bps increase in loan yield between the years resulted from new, renewed, and variable rate loans repricing in the higher interest rate environment, which more than offset the 22 bps of downward pressure from $4.2 million lower aggregate discount accretion on purchased loans between periods. Total non-loan earning assets yielded 2.31% for 2018 and 2.37% for 2017, down 6 bps. However, had both years been subject to the 21% tax rate, the non-loan earning asset yield showed an increase of 15 bps, benefiting from new purchases in the higher rate environment and a larger mix of higher-yielding corporate debt securities, offset partially by the higher cash balances carried in 2018.
Average interest-earning assets were $2.7 billion for 2018, $320 million or 14% higher than 2017, attributable partly to the timing of the 2017 acquisition, strong organic loan growth, and higher cash levels as a result of strong core deposit growth. The change consisted primarily of a $228 million increase in average loans (up 12% to $2.1 billion) and an $80 million increase in other interest-earning assets, predominantly lower earning cash.
Nicolet’s cost of funds increased 37 bps to 0.97% for 2018 compared to 2017, driven by the average cost of interest-bearing deposits, of 0.82% for 2018, up 36 bps from 2017. The cost of funds was largely influenced by general rate pressures of the 100 bps increase in the federal funds rate since January 1, 2018. The cost of savings, interest-bearing demand and money market accounts increased over 2017 by 25 bps, 30 bps, and 31 bps, respectively, as product rate changes lagged the incremental rise in the rate environment. Time deposits cost 76 bps more in 2018 over 2017, commensurate with paying more for a customer’s commitment of term in the rising rate environment.
Average interest-bearing liabilities were $2.0 billion for 2018, up $202 million or 12% from 2017, attributable partly to the timing of the 2017 acquisition and organic deposit growth. Average interest-bearing deposits (which represented 96% of average interest-bearing liabilities for both 2018 and 2017) grew $192 million or 11% from 2017. The mix of average interest-bearing deposits moved modestly, mostly from brokered deposits to core customer deposits. Average brokered deposits were $91 million for 2018, down $28 million from 2017 (largely due to decreases in brokered deposits assumed in the 2017 acquisition), with average rates declining from 0.65% to 0.57%, as a larger proportion of brokered deposits were lower-costing transaction-based deposits versus time deposits.
Provision for Loan Losses
The provision for loan losses in 2018 was $1.6 million, exceeding $1.1 million of net charge-offs. Comparatively, 2017 provision for loan losses and net charge-offs were $2.3 million and $1.5 million, respectively. The higher provision for loan losses in 2017 was largely attributable to a $1.0 million commercial loan charge-off. At December 31, 2018, the ALLL was $13.2 million or 0.61% of loans compared to $12.7 million or 0.61% of loans at December 31, 2017.
The provision for loan losses is predominantly a function of Nicolet’s methodology and judgment as to qualitative and quantitative factors used to determine the appropriateness of the ALLL. The appropriateness of the ALLL is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies in each portfolio segment, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. For additional information regarding asset quality and the ALLL, see “Balance Sheet Analysis — Loans,” and “— Allowance for Loan Losses” and “—Nonperforming Assets.”

Noninterest Income
Table 4: Noninterest Income

(in thousands)	Years Ended December 31,			Change From Prior Year
	2018	2017	2016	$ Change 2018	% Change 2018	$ Change 2017	% Change 2017
Trust services fee income	$6,498	$6,031	$5,435	$467	8%	$596	11%
Brokerage fee income	7,042	5,736	3,624	1,306	23%	2,112	58%
Mortgage income, net	6,344	5,361	5,494	983	18%	(133)	(2)%
Service charges on deposit accounts	4,845	4,604	3,571	241	5%	1,033	29%
Card interchange income	5,665	4,646	3,167	1,019	22%	1,479	47%
Bank owned life insurance (“BOLI”) income	2,418	1,778	1,284	640	36%	494	38%
Other income	5,528	4,454	4,045	1,074	24%	409	10%
Noninterest income without net gains	38,340	32,610	26,620	5,730	18%	5,990	23%
Asset gains (losses), net	1,169	2,029	54	(860)	(42)%	1,975	N/M
Total noninterest income	$39,509	$34,639	$26,674	$4,870	14%	$7,965	30%

N/M means not meaningful.
Comparison of 2018 versus 2017
Noninterest income grew $4.9 million or 14% over 2017, with all categories increasing except net asset gains. Removing net asset gains from both periods, noninterest income increased $5.7 million or 18%. Notable contributions to the change in noninterest income were:

•
Trust service fees were $6.5 million for 2018, up $0.5 million or 8% over 2017, due to higher average assets under management. Brokerage fee income was $7.0 million for 2018, up $1.3 million or 23% over 2017, attributable to growth within the financial advisor business.

•
Mortgage income represents net gains received from the sale of residential real estate loans service-released and service-retained into the secondary market, capitalized gains on mortgage servicing rights (“MSRs”), servicing fees, offsetting MSR amortization, valuation changes if any, and to a smaller degree some related income. Net mortgage income was $6.3 million for 2018, up $1.0 million or 18% over 2017, commensurate with higher sales volume, favorable changes to MSR capitalization assumptions in mid-2018, and to a lesser degree increased net servicing fees on the growing portfolio of mortgage loans serviced for others.

•
Service charges on deposit accounts for 2018 were $4.8 million, up $0.2 million or 5% over 2017, resulting from an increased number of accounts and an increase to the fee charged on overdrafts implemented during mid-2017.

•	Card interchange income grew $1.0 million or 22% in 2018 due to higher volume and activity.

•	BOLI income was $2.4 million, up $0.6 million or 36% over 2017, fully attributable to a BOLI death benefit.

•
Other income was $5.5 million, up $1.1 million or 24% over 2017, mostly attributable to an increase of $0.5 million in income from the equity interest in UFS and $0.3 million of annual card contract incentives.

•
The $1.2 million net asset gains in 2018 were primarily attributable to net gains on the sale of OREO and other assets. Net asset gains in 2017 were $2.0 million, and consisted largely of a $1.2 million gain to record the fair value of Nicolet's pre-acquisition interest in First Menasha and a $0.7 million gain on the sale of assets. Additional information on the net gains is also included in Note 16, “Asset Gains (Losses), Net,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Noninterest Expense
Table 5: Noninterest Expense

($ in thousands)	Years Ended December 31,			Change From Prior Year
	2018	2017	2016	Change 2018	% Change 2018	Change 2017	% Change 2017
Personnel	$49,476	$44,458	$34,030	$5,018	11%	$10,428	31%
Occupancy, equipment and office	14,574	13,308	10,276	1,266	10%	3,032	30%
Business development and marketing	5,324	4,700	3,488	624	13%	1,212	35%
Data processing	9,514	8,715	6,370	799	9%	2,345	37%
Intangibles amortization	4,389	4,695	3,458	(306)	(7)%	1,237	36%
Other expense	6,481	5,480	7,320	1,001	18%	(1,840)	(25)%
Total noninterest expense	$89,758	$81,356	$64,942	$8,402	10%	$16,414	25%
Non-personnel expenses	$40,282	$36,898	$30,912	$3,384	9%	$5,986	19%
Average full-time equivalent employees	553	522	415	31	6%	107	26%
Comparison of 2018 versus 2017
Noninterest expense increased $8.4 million or 10% over 2017, mostly due to the expanded workforce and larger operating base. Notable contributions to the change in noninterest expense were:

•
Personnel expense (including salaries, brokerage variable pay, overtime, cash and equity incentives, and employee benefit and payroll-related expenses) was $49.5 million for 2018, up $5.0 million or 11% over 2017, partly due to the expanded workforce, with average full-time equivalent employees up 6%. Also contributing to the increase were merit increases between the years, additional competitive market-based wage increases made more broadly across staff positions after tax reform was passed, cash and equity incentives (with expense related to equity awards up $1.6 million, mostly attributable to the sizable option grants made to a broad group in second quarter 2017 aligning incentives with future strategic goals), and higher health and other benefit costs.

•
Occupancy, equipment and office expense was $14.6 million for 2018, up $1.3 million or 10% from 2017, and included $0.6 million of accelerated depreciation for branch facility upgrades. The larger operating base and investments in software and technology solutions to drive operational efficiency and product or service enhancements also contributed to the higher expense.

•
Business development and marketing expense was $5.3 million for 2018, up $0.6 million or 13%, largely due to $0.6 million higher charitable giving, as well as the timing and extent of marketing campaigns, promotions, and media.

•	Data processing expenses, which are primarily volume-based, were $9.5 million for 2018, up $0.8 million or 9% over 2017, in line with the higher volume of accounts and activity.

•
Intangible amortization decreased $0.3 million as higher expense from intangibles added in recent acquisitions was more than offset by declining amortization on the aging intangibles of previous acquistions.

•
Other expense was $6.5 million for 2018, up $1.0 million or 18%, due primarily to a $0.5 million fraud contingency loss and $0.2 million of director expense for a restricted stock grant with immediate vesting to directors.

Income Taxes
Income tax expense was $13.4 million (effective tax rate of 24.5%) for 2018 and $16.3 million (effective tax rate of 32.7%) for 2017. The underlying federal corporate tax rate for 2018 declined to 21% from 35% for 2017 as a result of the Tax Cuts and Jobs Act passed in December 2017, impacting the effective tax rates between the years and resulting in $0.9 million of additional tax expense in 2017 for the write-down associated with the tax impact of the new law on deferred tax assets and investment securities. Additionally, the BOLI death benefit recognized in 2018 was not taxable, and a tax benefit of $0.2 million and $1.9 million was recorded against income tax expense for the years ended December 31, 2018 and 2017, respectively, related to the tax impact of stock option exercises and vesting of restricted stock.
The accounting for income taxes requires deferred income taxes to be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. This analysis involves the use of estimates, assumptions, interpretation, and judgment concerning accounting pronouncements and federal and state tax codes; therefore, income taxes are considered a critical accounting policy. At December 31, 2018 and 2017, no valuation allowance was determined to be necessary. Additional information on the subjectivity of income taxes is discussed further under “Critical Accounting Policies-Income Taxes.” The Company’s accounting policy for income taxes are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures relative to income taxes are included in Note 13, “Income Taxes” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

BALANCE SHEET ANALYSIS
Loans
Nicolet services a diverse customer base throughout northeastern and central Wisconsin and in Menominee, Michigan including the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, retail, service, and businesses supporting the general building industry. The Company concentrates on originating loans in its local markets and assisting current loan customers. Nicolet actively utilizes government loan programs such as those provided by the U.S. Small Business Administration to help customers with current economic conditions and positioning their businesses for the future. In addition to the discussion that follows, accounting policies behind loans are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures are included in Note 4, “Loans, Allowance for Loan Losses, and Credit Quality,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
Table 6: Period End Loan Composition

	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$684,920	32%	$637,337	30%	$428,270	28%	$294,419	33%	$289,379	33%
Owner-occupied CRE	441,353	20%	430,043	21%	360,227	23%	185,285	21%	182,574	21%
AG production	35,625	2%	35,455	2%	34,767	2%	15,018	2%	14,617	1%
Commercial	1,161,898	54%	1,102,835	53%	823,264	53%	494,722	56%	486,570	55%
AG real estate	53,444	2%	51,778	3%	45,234	3%	43,272	5%	42,754	5%
CRE investment	343,652	16%	314,463	15%	195,879	12%	78,711	9%	81,873	9%
Construction & land development	80,599	4%	89,660	4%	74,988	5%	36,775	4%	44,114	5%
Commercial real estate	477,695	22%	455,901	22%	316,101	20%	158,758	18%	168,741	19%
Commercial-based loans	1,639,593	76%	1,558,736	75%	1,139,365	73%	653,480	74%	655,311	74%
Residential construction	30,926	1%	36,995	2%	23,392	1%	10,443	1%	11,333	1%
Residential first mortgage	357,841	17%	363,352	17%	300,304	19%	154,658	18%	158,683	18%
Residential junior mortgage	111,328	5%	106,027	5%	91,331	6%	51,967	6%	52,104	6%
Residential real estate	500,095	23%	506,374	24%	415,027	26%	217,068	25%	222,120	25%
Retail & other	26,493	1%	22,815	1%	14,515	1%	6,513	1%	5,910	1%
Retail-based loans	526,588	24%	529,189	25%	429,542	27%	223,581	26%	228,030	26%
Total loans	$2,166,181	100%	$2,087,925	100%	$1,568,907	100%	$877,061	100%	$883,341	100%
Total loans were $2.2 billion at December 31, 2018, an increase of $78 million, or 4%, compared to total loans of $2.1 billion at December 31, 2017. As noted in Table 6 above, year-end 2018 loans were broadly 76% commercial-based and 24% retail-based compared to 75% commercial-based and 25% retail-based at year-end 2017. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.
Commercial and industrial loans consist primarily of commercial loans to small businesses and, to a lesser degree, to municipalities within a diverse range of industries. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio, increasing to 32% of the portfolio at year-end 2018, due to strong organic loan growth.
Owner-occupied CRE loans represented 20% of loans at year-end 2018, compared to 21% of loans at year-end 2017. This category primarily consists of loans within a diverse range of industries secured by business real estate that is occupied by borrowers who operate their businesses out of the underlying collateral and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral.
Agricultural production and agricultural real estate loans consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland. Combined, these loans decreased to 4% of loans at year-end 2018 compared to 5% of loans at year-end 2017.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. These loans increased to represent 16% of loans at December 31, 2018, compared to 15% a year ago.
Loans in the construction and land development portfolio represented 4% of total loans at year-end 2018, minimally changed from year-end 2017. Construction and land development loans provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis.
On a combined basis, Nicolet’s residential real estate loans represented 23% of total loans at year-end 2018 compared to 24% of total loans at year-end 2017. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage real estate loans consist of home equity lines and term loans secured by junior mortgage liens. Nicolet has not experienced significant losses in its residential real estate loans; however, if declines in market values in the residential real estate markets worsen, particularly in Nicolet’s market area, the value of collateral securing its real estate loans could decline, which could cause an increase in the provision for loan losses. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with or without retaining the servicing rights. Nicolet’s mortgage loans are typically of high quality and have historically had low net charge-off rates.
Loans in the retail and other classification represented approximately 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and/or guaranty positions.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2018, no significant industry concentrations existed in Nicolet’s portfolio in excess of 10% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.
Table 7: Loan Maturity Distribution
The following table presents the maturity distribution of the loan portfolio at December 31, 2018.

(in thousands)	Loan Maturity
	One Year or Less	Over One Year to Five Years	Over Five Years	Total
Commercial & industrial	$318,555	$309,833	$56,532	$684,920
Owner-occupied CRE	57,423	301,307	82,623	441,353
AG production	20,881	11,371	3,373	35,625
AG real estate	12,866	38,020	2,558	53,444
CRE investment	49,572	249,472	44,608	343,652
Construction & land development	47,243	30,997	2,359	80,599
Residential construction *	28,214	565	2,147	30,926
Residential first mortgage	19,110	69,327	269,404	357,841
Residential junior mortgage	8,290	9,395	93,643	111,328
Retail & other	16,242	7,364	2,887	26,493
Total loans	$578,396	$1,027,651	$560,134	$2,166,181
Percent by maturity distribution	27%	47%	26%	100%
Fixed rate	$206,696	$946,880	$289,422	$1,442,998
Floating rate	371,700	80,771	270,712	723,183
Total	$578,396	$1,027,651	$560,134	$2,166,181
Fixed rate percent	36%	92%	52%	67%
Floating rate percent	64%	8%	48%	33%
* The residential construction loans with a loan maturity over five years represent a construction to permanent loan product introduced in 2018.

Allowance for Loan Losses
In addition to the discussion that follows, accounting policies behind the allowance for loan losses are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional ALLL disclosures are included in Note 4, “Loans, Allowance for Loan Losses, and Credit Quality,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
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
The ALLL is established through a provision for loan losses charged to expense to provide for potential credit losses in the existing loan portfolio. Loans are charged against the ALLL when management believes that the collection of principal is unlikely. The level of the ALLL represents management’s estimate of an amount of reserves that provides for estimated probable credit losses in the loan portfolio at the balance sheet date. To assess the ALLL, an allocation methodology is applied by Nicolet which focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment; therefore, management considers the ALLL a critical accounting policy, as further discussed under "Critical Accounting Policies – Allowance for Loan Losses."
Management allocates the ALLL by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve for the estimated shortfall is established for all loans determined to be impaired. The specific reserve in the ALLL is equal to the aggregate collateral or discounted cash flow shortfall calculated from the impairment analysis. For determining the appropriateness of the ALLL, management defines impaired loans as nonaccrual credit relationships over $250,000, all loans determined to be troubled debt restructurings (“restructured loans”), plus additional loans with impairment risk characteristics. Second, management allocates ALLL with historical loss rates by loan segment. The loss factors applied are periodically re-evaluated and adjusted to reflect changes in historical loss levels on an annual basis. The look-back period on which the average historical loss rates are determined is a rolling 20-quarter (5 year) average. Lastly, management allocates ALLL to the remaining loan portfolio using the qualitative factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience of each loan segment. Management conducts its allocation methodology on the originated loans and the acquired loans separately to account for differences, such as different loss histories and qualitative factors, between the two loan portfolios.
Management performs ongoing intensive analysis of its loan portfolio to allow for early identification of customers experiencing financial difficulties, maintains prudent underwriting standards, understands the economy in its markets, and considers the trend of deterioration in loan quality in establishing the level of the ALLL.
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
At December 31, 2018, the ALLL was $13.2 million compared to $12.7 million at December 31, 2017. The components of the ALLL are detailed further in Tables 8 and 9 below. Net charge-offs as a percent of average loans were 0.05% in 2018 compared to 0.08% in 2017. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, interest, and related expenses.
The ratio of the ALLL as a percentage of period-end loans was 0.61% at December 31, 2018, unchanged from 0.61% at December 31, 2017. The ALLL to loans ratio is impacted by the accounting treatment of Nicolet’s bank acquisitions, which combined at their acquisition dates (from 2013 to 2017) added no ALLL to the numerator and $1.3 billion of loans into the denominator. Remaining acquired loans were $681 million (31% of total loans) and $844 million (40% of total loans) at December 31, 2018 and 2017, respectively, with the decrease due to amortization, refinances and payoffs. Events occurring in the acquired loan portfolio post acquisition may result in the recording of an ALLL for this portfolio. At December 31, 2018, the $13.2 million ALLL was comprised of $1.7 million for acquired loans (0.25% of acquired loans) and $11.4 million for originated loans (0.77% of originated loans). In comparison, the $12.7 million ALLL at December 31, 2017 was comprised of $2.1 million for acquired loans (0.25% of acquired loans) and $10.5 million for originated loans (0.85% of originated loans).

Table 8: Allowance for Loan Losses

(in thousands)	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Allowance for loan losses:
Beginning balance	$12,653	$11,820	$10,307	$9,288	$9,232
Loans charged off:
Commercial & industrial	(813)	(1,442)	(279)	(374)	(1,923)
Owner-occupied CRE	(74)	—	(108)	(229)	(470)
AG production	—	—	—	—	—
AG real estate	—	—	—	—	—
CRE investment	(37)	—	—	(50)	—
Construction & land development	—	(13)	—	—	(12)
Residential construction	—	—	—	—	—
Residential first mortgage	(85)	(8)	(80)	(84)	(218)
Residential junior mortgage	—	(72)	(57)	(111)	(81)
Retail & other	(204)	(69)	(60)	(35)	(39)
Total loans charged off	(1,213)	(1,604)	(584)	(883)	(2,743)
Recoveries of loans previously charged off:
Commercial & industrial	43	38	26	36	55
Owner-occupied CRE	14	30	5	4	17
AG production	—	—	—	—	—
AG real estate	—	—	—	—	—
CRE investment	—	1	221	17	14
Construction & land development	—	—	—	—	—
Residential construction	—	—	—	—	—
Residential first mortgage	5	25	31	20	2
Residential junior mortgage	35	3	8	12	1
Retail & other	16	15	6	13	10
Total recoveries	113	112	297	102	99
Total net charge-offs	(1,100)	(1,492)	(287)	(781)	(2,644)
Provision for loan losses	1,600	2,325	1,800	1,800	2,700
Ending balance of ALLL	$13,153	$12,653	$11,820	$10,307	$9,288
Ratios:
ALLL to total loans	0.61%	0.61%	0.75%	1.18%	1.05%
ALLL to net charge-offs	1,195.7%	848.1%	4,118.5%	1,319.7%	351.3%
Net charge-offs to average loans	0.05%	0.08%	0.02%	0.09%	0.31%
The allocation of the ALLL for each of the past five years is based on Nicolet’s estimate of loss exposure by category of loans and is shown in Table 9. The largest portions of the ALLL were allocated to commercial & industrial loans and owner-occupied CRE loans combined, representing 62% and 60% of the ALLL at December 31, 2018 and 2017, respectively. The change in allocated ALLL from December 31, 2017 to December 31, 2018 was consistent with changes in outstanding loan balances between the years.

Table 9: Allocation of the Allowance for Loan Losses

(in thousands)	December 31, 2018	ALLL Category as a % of Total ALLL *	December 31, 2017	ALLL Category as a % of Total ALLL *	December 31, 2016	ALLL Category as a % of Total ALLL *	December 31, 2015	ALLL Category as a % of Total ALLL *	December 31, 2014	ALLL Category as a % of Total ALLL *
Commercial & industrial	$5,271	40%	$4,934	39%	$3,919	33%	$3,721	36%	$3,191	34%
Owner-occupied CRE	2,847	22%	2,607	21%	2,867	24%	1,933	19%	1,230	13%
AG production	121	1%	129	1%	150	1%	85	1%	53	1%
AG real estate	301	2%	296	2%	285	2%	380	4%	226	2%
CRE investment	1,470	11%	1,388	11%	1,124	10%	785	7%	511	6%
Construction & land development	510	4%	726	5%	774	7%	1,446	14%	2,685	29%
Residential construction	211	2%	251	2%	304	3%	147	1%	140	1%
Residential first mortgage	1,646	12%	1,609	13%	1,784	15%	1,240	12%	866	9%
Residential junior mortgage	472	4%	488	4%	461	4%	496	5%	337	4%
Retail & other	304	2%	225	2%	152	1%	74	1%	49	1%
Total ALLL	$13,153	100%	$12,653	100%	$11,820	100%	$10,307	100%	$9,288	100%

* See Table 6 for the ratio of loans by category to total loans.
Nonperforming Assets
As part of its overall credit risk management process, management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized. In addition to the discussion that follows, accounting policies behind loans are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional credit quality disclosures are included in Note 4, “Loans, Allowance for Loan Losses, and Credit Quality,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $5.5 million (consisting of $1.4 million originated loans and $4.1 million acquired loans) at December 31, 2018, compared to $13.1 million (consisting of $3.3 million originated loans and $9.8 million acquired loans) at December 31, 2017, due mostly to the resolution of nonaccrual loans. Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $5.9 million at December 31, 2018, compared to $14.4 million at December 31, 2017. OREO was $0.4 million at December 31, 2018, down from $1.3 million at year-end 2017, with the decrease primarily due to the sale of a closed bank branch property. Nonperforming assets as a percent of total assets decreased to 0.19% at December 31, 2018 compared to 0.49% at December 31, 2017.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans totaled $21.9 million (1.0% of total loans) and $13.6 million (0.7% of total loans) at December 31, 2018 and 2017, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 10: Nonperforming Assets

(in thousands)	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Nonaccrual assets:
Commercial & industrial	$2,816	$6,016	$358	$204	$171
Owner-occupied CRE	673	533	2,894	951	1,667
AG production	—	—	9	13	21
AG real estate	164	186	208	230	392
CRE investment	210	4,531	12,317	1,040	911
Construction & land development	80	—	1,193	280	934
Residential construction	1	80	260	—	—
Residential first mortgage	1,265	1,587	2,990	674	1,155
Residential junior mortgage	262	158	56	141	141
Retail & other	—	4	—	—	—
Total nonaccrual loans	5,471	13,095	20,285	3,533	5,392
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	5,471	13,095	20,285	3,533	5,392
OREO:
Commercial real estate owned	420	185	991	52	836
Residential real estate owned	—	70	29	—	630
Bank property real estate owned	—	1,039	1,039	315	500
Total OREO	420	1,294	2,059	367	1,966
Total nonperforming assets (NPAs)	$5,891	$14,389	$22,344	$3,900	$7,358
Performing troubled debt restructurings	$—	$—	$—	$—	$3,777
Ratios:
Nonperforming loans to total loans	0.25%	0.63%	1.29%	0.40%	0.61%
NPAs to total loans plus OREO	0.27%	0.69%	1.42%	0.44%	0.83%
NPAs to total assets	0.19%	0.49%	0.97%	0.32%	0.61%
ALLL to nonperforming loans	240.4%	96.6%	58.3%	291.7%	172.3%
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
Table 11: Foregone Loan Interest

(in thousands)	For the Years Ended December 31,
	2018	2017	2016
Interest income in accordance with original terms	$1,046	$1,405	$1,979
Interest income recognized	(948)	(1,130)	(1,789)
Reduction in interest income	$98	$275	$190
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
Table 12: Investment Securities Portfolio

(in thousands)	December 31, 2018			December 31, 2017			December 31, 2016
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. government agency securities	$22,467	$21,649	6%	$26,586	$26,209	6%	$1,981	$1,963	1%
State, county and municipals	163,702	160,526	40%	186,128	184,044	46%	191,721	187,243	51%
Mortgage-backed securities	134,350	131,644	33%	157,705	155,532	38%	161,309	159,129	44%
Corporate debt securities	87,352	86,325	21%	36,387	36,797	9%	12,117	12,169	3%
Equity securities *	—	—	—%	1,287	2,571	1%	2,631	4,783	1%
Total securities AFS	$407,871	$400,144	100%	$408,093	$405,153	100%	$369,759	$365,287	100%

* Effective January 1, 2018, the Company adopted a new accounting standard which requires equity securities with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income. These equity securities are no longer reflected in securities AFS and are now reflected within other investments. For additional information on this new accounting standard, see Note 1 Nature of Business and Significant Accounting Policies in the Notes to Consolidated Financial Statements, under Part II, Item 8.
At December 31, 2018, the total fair value of investment securities was $400.1 million, down slightly from $405.2 million at December 31, 2017, and represented 13% and 14% of total assets at December 31, 2018 and 2017, respectively. The mix of securities AFS shifted between the years as the Company has reinvested the proceeds from sales, calls, and maturities of state, county and municipal securities and mortgage-backed securities into corporate debt securities. At December 31, 2018, the securities AFS portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity.
In addition to securities AFS, Nicolet had other investments of $18.0 million and $14.8 million at December 31, 2018 and 2017, respectively, consisting of capital stock in the Federal Reserve, Federal Agricultural Mortgage Corporation, and the Federal Home Loan Bank (“FHLB”) (required as members of the Federal Reserve Bank System and the FHLB System), and to a lesser degree equity investments in other private companies. In addition, due to the accounting change noted above, equity securities with readily determinable fair values are included with other investments beginning in 2018. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus not liquid, have no ready market or quoted market value, and are carried at cost. The remaining investments have no quoted market prices, and are carried at cost less other than temporarily impaired (“OTTI”) charges, if any. These other investments are evaluated periodically for impairment, considering financial condition and other available relevant information. There were no OTTI charges recorded in 2018 or 2017.
Table 13: Investment Securities Portfolio Maturity Distribution (1)

December 31, 2018	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related Securities		Total Amortized Cost		Total Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government agency securities	$—	—%	$22,467	2.0%	$—	—%	$—	—%	$—	—%	$22,467	2.0%	$21,649
State, county and municipals	12,608	2.8%	86,314	2.6%	64,780	2.5%	—	—%	—	—%	163,702	2.6%	160,526
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	134,350	2.9%	134,350	2.9%	131,644
Corporate debt securities	5,035	6.5%	59,309	3.1%	16,039	3.4%	6,969	5.9%	—	—%	87,352	3.6%	86,325
Total amortized cost	$17,643	3.9%	$168,090	2.7%	$80,819	2.7%	$6,969	5.9%	$134,350	2.9%	$407,871	2.9%	$400,144
Total fair value and carrying value	$17,624		$164,969		$78,904		$7,003		$131,644				$400,144
	4%		41%		20%		2%		33%				100%
(1) The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% adjusted for the disallowance of interest expense.
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

Table 14: Period End Deposit Composition

(in thousands)	December 31, 2018		December 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$753,065	29%	$631,831	26%	$482,300	25%
Money market and interest-bearing demand	1,163,369	45%	1,222,401	49%	964,509	49%
Savings	294,068	11%	269,922	11%	221,282	11%
Time	403,636	15%	346,910	14%	301,895	15%
Total deposits	$2,614,138	100%	$2,471,064	100%	$1,969,986	100%

Brokered transaction accounts	$62,021	2%	$76,141	3%	$—	—%
Brokered time deposits	19,130	1%	44,645	2%	20,868	1%
Total brokered deposits	$81,151	3%	$120,786	5%	$20,868	1%

Customer transaction accounts	2,148,481	82%	$2,048,013	83%	$1,668,091	85%
Customer time deposits	384,506	15%	302,265	12%	281,027	14%
Total customer deposits (core)	$2,532,987	97%	$2,350,278	95%	$1,949,118	99%
Total deposits were $2.6 billion at December 31, 2018, an increase of $143 million or 6% over December 31, 2017. The increase in total deposits was largely due to noninterest-bearing demand deposits (up $121 million or 19%, mostly commercial in nature), as well as growth in savings and time deposits combined exceeding the decline in money market and interest-bearing demand deposits. Given the strong growth in customer-based ("core") deposits, brokered deposits were allowed to decline, down 33% from December 31, 2017. Customer (core) deposits increased $183 million over year-end 2017, including $100 million in transaction accounts and $82 million in time deposits.
On average, deposits grew $281 million or 13% between 2018 and 2017 (as detailed in Table 1), aided partly by the timing of the 2017 acquisition, and solid growth in noninterest-bearing demand deposits (up $89 million or 16%), core time deposits (up $45 million or 15%), and all other transaction accounts combined (up $175 million or 14%), while average brokered deposits declined (down $28 million or 23%) given the growth in core customer deposits.
Table 15: Maturity Distribution of Certificates of Deposit of $100,000 or More

(in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
3 months or less	$28,466	$21,847	$19,058
Over 3 months through 6 months	30,438	15,552	11,428
Over 6 months through 12 months	68,983	40,226	31,569
Over 12 months	57,992	54,319	59,208
Total	$185,879	$131,944	$121,263
Other Funding Sources
Other funding sources include short-term borrowings (zero at both December 31, 2018 and 2017) and long-term borrowings (totaling $77 million and $78 million at December 31, 2018 and 2017, respectively). Short-term borrowings consist mainly of customer repurchase agreements maturing in less than nine months or federal funds purchased. Long-term borrowings include FHLB advances, junior subordinated debentures (largely qualifying as Tier 1 capital for regulatory purposes given their long maturity dates, even though they are redeemable in whole or in part at par), and subordinated debt (issued in 2015 with 10-year maturities, callable on or after the fifth anniversary date of their respective issuance dates, and qualifying as Tier 2 capital for regulatory purposes). The interest on all long-term borrowings is current, and while the various junior subordinated debentures are callable at par plus any accrued but unpaid interest, there are no current plans to redeem these debentures early. See Note 9, “Short and Long-Term Borrowings,” of the Notes to Consolidated Financial Statements under Part II, Item 8 for additional details.
Additional funding sources at December 31, 2018 consist of a $10 million available and unused line of credit at the holding company, $175 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $177 million, and borrowing capacity in the brokered deposit market.
RISK MANAGEMENT AND CAPITAL
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

Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of brokered deposits. All securities AFS and equity securities (included in other investments) are reported at fair value on the consolidated balance sheet. At December 31, 2018, approximately 39% of the $400 million securities AFS portfolio was pledged to secure public deposits and short-term borrowings, as applicable, and for other purposes as required by law. Other funding sources available include the ability to procure short-term borrowings, federal funds purchased, and long-term borrowings (such as FHLB advances).
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, debt service requirements and, when opportune, for common stock repurchases or investment in other strategic actions such as mergers or acquisitions. Additional cash sources available to the Parent Company, among others, include its $10 million available and unused line of credit, and access to the public or private markets to issue new equity, subordinated debt or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds, as more fully described in “Business—Regulation of the Bank – Payment of Dividends” and in Note 17, “Regulatory Capital Requirements,” in the Notes to the Consolidated Financial Statements under Part II, Item 8. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.
Cash and cash equivalents at December 31, 2018 and 2017 were approximately $249.5 million and $154.9 million, respectively. The increase in cash and cash equivalents compared to historical levels was predominantly due to strong customer deposit growth. The $94.6 million increase in cash and cash equivalents since year-end 2017 included $51.0 million net cash provided by operating activities (mostly earnings) and $120.7 million from financing activities (mostly due to strong deposit growth), exceeding the $77.1 million net cash used in investing activities (primarily to fund strong loan growth). Nicolet’s liquidity resources were sufficient as of December 31, 2018 to fund loans, accommodate deposit trends and cycles, and to meet other cash needs as necessary.
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
Among other scenarios, Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at December 31, 2018 and 2017, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 16 below. The results were within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.

Table 16: Interest Rate Sensitivity

	December 31, 2018	December 31, 2017
200 bps decrease in interest rates	(0.6)%	(1.0)%
100 bps decrease in interest rates	—%	(0.2)%
100 bps increase in interest rates	(0.1)%	(0.1)%
200 bps increase in interest rates	—%	(0.2)%
Actual results may differ from these simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and their impact on customer behavior and management strategies.
The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution’s operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, investments, loans, deposits and other borrowings, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. Inflation may also have impacts on the Bank’s customers, on businesses and consumers and their ability or willingness to invest, save or spend, and perhaps on their ability to repay loans. As such, there would likely be impacts on the general appetite of banking products and the credit health of the Bank’s customer base.
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
Capital balances and changes in capital are presented in the Consolidated Statements of Changes in Stockholders’ Equity in Part II, Item 8. Further discussion of capital components is included in Note 12, “Stockholders' Equity,” and a summary of dividend restrictions, as well as regulatory capital amounts and ratios for Nicolet and the Bank is presented in Note 17, “Regulatory Capital Requirements,” of the Notes to Consolidated Financial Statements under Part II, Item 8.
The Company’s regulatory capital ratios remain well above minimum regulatory ratios. At December 31, 2018, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. For a discussion of the regulatory restrictions applicable to the Company and the Bank, see section “Business-Regulation of Nicolet” and “Business-Regulation of the Bank,” included within Part I, Item 1. A summary of Nicolet's and the Bank's regulatory capital amounts and ratios, as well as selected capital metrics are presented in Table 17.

Table 17: Capital

($ in thousands)	December 31, 2018	December 31, 2017
Company Stock Repurchases: *
Common stock repurchased during the year (dollars)	$22,178	$9,968
Common stock repurchased during the year (shares)	408,071	188,554
Company Risk-Based Capital:
Total risk-based capital	$326,235	$299,043
Tier 1 risk-based capital	301,125	274,469
Common equity Tier 1 capital	271,435	245,214
Total capital ratio	12.9%	12.8%
Tier 1 capital ratio	11.9%	11.8%
Common equity tier 1 capital ratio	10.7%	10.5%
Tier 1 leverage ratio	10.4%	10.0%
Bank Risk-Based Capital:
Total risk-based capital	$274,492	$267,165
Tier 1 risk-based capital	261,339	254,512
Common equity Tier 1 capital	261,339	254,512
Total capital ratio	10.8%	11.5%
Tier 1 capital ratio	10.3%	10.9%
Common equity tier 1 capital ratio	10.3%	10.9%
Tier 1 leverage ratio	9.1%	9.3%
* Reflects common stock repurchased under board of director authorizations.
At December 31, 2018, Nicolet’s total capital was $387 million, compared to $364 million at December 31, 2017. Common equity to total assets at December 31, 2018 was 12.49%, up from 12.42% at December 31, 2017. Book value per common share increased to $40.72 at year-end 2018, up 10% over $37.09 at year-end 2017.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. The Board has authorized, since the inception of its common stock repurchase program, the use of up to $54 million to repurchase up to 1,450,000 shares of Nicolet common stock as an alternative use of capital. During 2018, $22.2 million was used to repurchase and cancel nearly 408,100 shares at a weighted average price per share of $54.35, bringing the life-to-date totals through December 31, 2018, to $46.3 million used to repurchase and cancel just over 1.1 million shares at a weighted average price of $41.52 per share.
Off-Balance Sheet Arrangements, Lending-Related Commitments and Contractual Obligations
Nicolet is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Interest rate lock commitments to originate residential mortgage loans held for sale (included in the commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments and represented $18 million and $6 million, respectively, at December 31, 2018. Further information and discussion of these commitments is included in Note 14, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, under Part II, Item 8.
The table below outlines the principal amounts and timing of Nicolet's contractual obligations. The amounts presented below exclude amounts due for interest, if applicable, and include any unamortized premiums / discounts or other similar carrying value adjustments. Most of these obligations are routinely refinanced into similar replacement obligations. However, renewal of these obligations is dependent on the ability to procure competitive interest rates, liquidity needs, availability of collateral for pledging purposes supporting the long-term advances, or other borrowing alternatives. As of December 31, 2018, Nicolet had the following contractual obligations.
Table 18: Contractual Obligations

(in thousands)	Note	Maturity by Years
	Reference	Total	1 or less	1-3	3-5	Over 5
Time deposits	8	$403,636	$260,993	$112,795	$29,848	$—
Long-term borrowings	9	77,305	—	10,000	25,252	42,053
Operating leases	5	5,403	1,073	2,021	1,567	742
Total long-term contractual obligations		$486,344	$262,066	$124,816	$56,667	$42,795

Fourth Quarter 2018 Results
Nicolet recorded net income of $10.9 million for fourth quarter 2018, or $1.11 for diluted earnings per common share, compared to $9.1 million, or $0.88, respectively for fourth quarter 2017. Return on average assets was 1.44% and 1.27% for fourth quarter 2018 and 2017, respectively. See Table 19 for selected quarterly information.
Between the comparable fourth quarter periods, interest income increased $2.5 million (despite $1.5 million lower aggregate discount accretion income on purchased loans) and interest expense increased $2.0 million, each primarily due to interest rate changes between the periods. The net interest margin between the comparable quarters was down 23 bps to 3.98% in fourth quarter 2018, comprised of a 37 bps lower interest rate spread (to 3.64%, as the yield on earning assets increased 3 bps and the rate on interest-bearing liabilities increased 40 bps) and a 14 bps higher contribution from net free funds (from both higher noninterest-bearing deposit balances and their increased value in the higher rate environment).
Average interest-earning assets were $2.7 billion for fourth quarter 2018 compared to $2.5 billion for fourth quarter 2017, mainly due to a $76 million increase in average loans and an $86 million increase in non-loan interest-earning assets (mainly low earning cash). The mix of average earning assets between fourth quarter periods shifted from 82% in loans and 18% in non-loan earning assets to 80% in average loans and 20% in nonloan earning assets (including a higher proportion of low interest-earning cash assets) for fourth quarter 2018. On the funding side, average interest-bearing deposits were up $38 million and average demand deposits increased $95 million.
The provision for loan losses was $0.2 million, compared to net charge-offs of $0.1 million for fourth quarter 2018, while the provision for loan losses was $0.5 million and net charge-offs were $0.4 million for fourth quarter 2017.
Noninterest income for fourth quarter 2018 increased $1.2 million (14%) to $9.8 million versus fourth quarter 2017. Of note, net mortgage income increased $0.5 million (reflecting changes in MSR capitalization assumptions in mid-2018), brokerage fee income grew $0.4 million, and card interchange income was up $0.3 million (on higher volume and activity) between the comparable fourth quarter periods.
On a comparable quarter basis, noninterest expense decreased $0.2 million (1%) to $21.6 million in fourth quarter 2018. Personnel expense of $11.3 million, decreased $0.7 million (6%) from fourth quarter 2017, mostly due to timing of adjustments in the wealth compensation structure and reductions in wealth staff later in the year, adjustments to target incentives, and market declines on deferred compensation liabilities. All nonpersonnel expense categories combined were up $0.5 million, primarily due to a $0.5 million fraud contingency loss incurred in fourth quarter 2018.
For fourth quarter 2018, Nicolet recognized income tax expense of $4.0 million with an effective tax rate of 26.8%, compared to income tax expense of $3.7 million with an effective tax rate of 28.6% for fourth quarter 2017. The change in income tax was attributable to the level of pretax income between the comparable quarters and the tax law change in December 2017 which lowered the corporate tax rate, resulting in $0.9 million of additional tax expense in fourth quarter 2017 for the write-down associated with the impact of the new tax law on deferred tax assets and investment securities. In addition, fourth quarter 2018 included a $0.1 million tax benefit, while fourth quarter 2017 included a $1.7 million tax benefit related to the tax impact of stock option exercises and vesting of restricted stock, mainly due to large option exercises in fourth quarter 2017. Additional information on income taxes, including the new tax items, is also included in “Income Taxes,” and Note 13, “Income Taxes” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2018 and 2017.
Table 19: Selected Quarterly Financial Data

(in thousands, except per share data)	2018 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$32,327	$31,880	$30,545	$30,785
Interest expense	5,298	4,938	4,742	3,911
Net interest income	27,029	26,942	25,803	26,874
Provision for loan losses	240	340	510	510
Noninterest income	9,797	10,649	10,239	8,824
Noninterest expense	21,621	23,044	22,451	22,642
Net income attributable to Nicolet Bankshares, Inc.	10,863	10,859	9,737	9,577
Basic earnings per common share*	1.14	1.13	1.01	0.98
Diluted earnings per common share*	$1.11	$1.09	$0.98	$0.94

	2017 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$29,836	$29,454	$26,880	$23,083
Interest expense	3,329	3,063	2,353	1,766
Net interest income	26,507	26,391	24,527	21,317
Provision for loan losses	450	975	450	450
Noninterest income	8,621	10,164	9,085	6,769
Noninterest expense	21,858	20,862	20,313	18,323
Net income attributable to Nicolet Bankshares, Inc.	9,103	9,511	8,328	6,208
Basic earnings per common share*	0.93	0.97	0.88	0.72
Diluted earnings per common share*	$0.88	$0.91	$0.83	$0.69
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
2017 Compared to 2016
Net income attributable to Nicolet was $33.2 million for 2017, or $3.33 per diluted common share. Comparatively, 2016 net income attributable to Nicolet was $18.5 million, and after $0.6 million of preferred stock dividends, net income available to common shareholders was $17.8 million or $2.37 per diluted common share. Nicolet redeemed its outstanding preferred stock in full in September 2016, explaining the absence of preferred stock dividends in 2017. Return on average assets was 1.25% and 0.95% for 2017 and 2016, respectively, while return on average common equity was 9.96% for 2017 and 8.20% for 2016. Book value per common share was $37.09 at December 31, 2017, up 15% over $32.26 at December 31, 2016.
Key factors contributing to the 2017 versus 2016 results are discussed below.

•
Net interest income was $98.7 million for 2017, an increase of $30.6 million or 45% compared to 2016. The improvement was primarily the result of favorable volume and mix variances (driven by the addition of acquired net interest-earning assets, as well as strong organic growth), and net favorable rate variances, largely from higher earning asset yields partially offset by a higher cost of funds. The earning asset yield was 4.75% for 2017 and 4.44% for 2016, influenced mainly by the earning asset mix and higher aggregate discount accretion income. The cost of funds was 0.60% for 2017, 4 bps higher than 2016. As a result, the interest rate spread was 4.15% for 2017, 27 bps higher than 2016. The net interest margin was 4.30% for 2017 compared to 4.01% for 2016, with a 2 bps higher contribution from net free funds as well as the increase in interest rate spread. Tables 1, 2, and 3 show additional average balance sheet, net interest income, and net interest margin information.

•
Loans were $2.1 billion at December 31, 2017, up $0.5 billion or 33% over December 31, 2016. Excluding the impact of the First Menasha loans added at acquisition in 2017, loans increased $168 million or 11% since year-end 2016. Average loans were $1.9 billion in 2017 yielding 5.31%, compared to $1.3 billion in 2016 yielding 5.11%, a 41% increase in average balances. Table 6 shows additional information on loans.

•
Total deposits were $2.5 billion at December 31, 2017, up $0.5 billion or 25% over December 31, 2016. Excluding the impact of the First Menasha deposits added at acquisition in 2017, deposits grew $126 million or 6%. Between 2017 and 2016, average deposits were up $0.6 billion or 36%, with noninterest-bearing deposits representing 24% and 23% of total deposits for 2017 and 2016, respectively. Tables 14 and 15 show additional information on deposits.

•
The most notable capital-related actions in 2017 were: 1) the April 2017 issuance of common stock in connection with the First Menasha acquisition and 2) common stock repurchases. The most notable capital-related actions in 2016 were: 1) on February 24, 2016, Nicolet’s common stock moved off the OTCBB and began trading on the Nasdaq Capital Market, 2) the April 2016 issuance of common stock in connection with a bank merger and the acquisition of a financial advisor business, 3) the September 2016 redemption of the final $12.2 million of preferred stock, and 4) common stock repurchases.

•
Asset quality measures remained strong. Nonperforming assets declined to $14 million, representing 0.49% of total assets at December 31, 2017, down favorably from 0.97% of assets at December 31, 2016. For 2017, the provision for loan losses was $2.3 million, exceeding net charge-offs of $1.5 million, versus provision of $1.8 million and net charge-offs of $0.3 million for 2016. The ALLL was $12.7 million at December 31, 2017 (representing 0.61% of loans), compared to $11.8 million (representing 0.75% of loans) at December 31, 2016. The decline in the ratio of the ALLL to loans resulted from recording the First Menasha loan portfolio at fair value with no carryover of its allowance at the time of the merger. Tables 8, 9, 10, and 11 show additional information on asset quality measures.

•
Noninterest income was $34.6 million (including $2.0 million of net asset gains, largely from a $1.2 million gain to record the fair value of Nicolet's pre-acquisition interest in First Menasha and a $0.7 million gain on sale of assets), compared to $26.7 million for 2016 (including $0.1 million of net asset gains). Removing these net gains, noninterest income was up $6.0 million or 23%, with increases in all line items, except net mortgage income, largely attributable to the timing of the 2016 and 2017 acquisitions. The most notable increases were: brokerage fee income (up $2.1 million or 58%), attributable to the 2016 financial advisor business acquisition as well as subsequent growth and improved pricing; card interchange income (up $1.5 million or 47%) due to higher volume and activity; and service charges on deposit accounts (up $1.0 million or 29%) resulting from an increased number of accounts (most attributable to the bank acquisitions) and an increase to the fee charged on overdrafts implemented during 2017. All remaining noninterest income categories on a combined basis increased $1.4 million or 8%. Table 4 shows additional noninterest income information.

•
Noninterest expense was $81.4 million (which included $0.5 million direct merger-related expenses), compared to $64.9 million for 2016 (which included $1.3 million direct merger-related expenses and a non-recurring $1.7 million lease termination charge). Personnel expense was $44.5 million for 2017, up $10.4 million or 31% over 2016, largely due to the expanded workforce, with average full-time equivalent employees up 26%. Also contributing to the increase were merit increases between the years, higher incentives given strong results (including a discretionary 401k profit sharing contribution of $0.5 million in 2017), and higher health and other benefit costs in line with the expanded workforce. All remaining noninterest expense categories on a combined basis grew $6.0 million or 19%, mainly due to the larger operating base and higher volumes, partially offset by lower merger-related expenses. Table 5 shows additional noninterest expense information.

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
The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at December 31, 2018. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements.
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
Future Accounting Pronouncements
Recent accounting pronouncements adopted are included in Note 1, “Nature of Business and Significant Accounting Policies” of the Notes to Consolidated Financial Statements under Part II, Item 8.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with several subsequent updates. Topic 842 introduces a new accounting model for lessors and lessees. For lessees, almost all leases will be required to be recognized on the balance sheet as a right-of-use asset and lease liability, unlike previous GAAP which required only capital leases to be recognized on the balance sheet. The accounting applied by lessors is largely unchanged from existing guidance. Topic 842 also requires additional disclosures concerning the amount, timing and uncertainty of cash flows arising from leases. The updated guidance is effective for annual reporting periods beginning after December 15, 2018, with early application permitted. Upon adoption, Nicolet will recognize right-of-use assets and lease liabilities for virtually all of its operating lease commitments. The amounts of these assets and liabilities totaled approximately $5 million and were based, primarily, on the present value of unpaid future minimum lease payments as of January 1, 2019, the date of adoption.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For additional disclosure, see section, “Interest Rate Sensitivity Management and Impact of Inflation,” of the Management’s Discussion and Analysis of Financial Condition and Results of Operation under Part II, Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NICOLET BANKSHARES, INC. Consolidated Balance Sheets
(In thousands, except share and per share data)	December 31, 2018	December 31, 2017
Assets
Cash and due from banks	$85,896	$86,191
Interest-earning deposits	163,630	68,008
Federal funds sold	—	734
Cash and cash equivalents	249,526	154,933
Certificates of deposit in other banks	993	1,746
Securities available for sale (“AFS”), at fair value	400,144	405,153
Other investments	17,997	14,837
Loans held for sale	1,639	4,666
Loans	2,166,181	2,087,925
Allowance for loan losses	(13,153)	(12,653)
Loans, net	2,153,028	2,075,272
Premises and equipment, net	48,173	47,151
Bank owned life insurance (“BOLI”)	66,310	64,453
Goodwill and other intangibles, net	124,307	128,406
Accrued interest receivable and other assets	34,418	35,816
Total assets	$3,096,535	$2,932,433

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$753,065	$631,831
Interest-bearing deposits	1,861,073	1,839,233
Total deposits	2,614,138	2,471,064
Short-term borrowings	—	—
Long-term borrowings	77,305	78,046
Accrued interest payable and other liabilities	17,740	18,444
Total liabilities	2,709,183	2,567,554
Stockholders’ Equity:
Common stock	95	98
Additional paid-in capital	247,790	263,835
Retained earnings	144,364	102,391
Accumulated other comprehensive loss	(5,640)	(2,146)
Total Nicolet Bankshares, Inc. stockholders’ equity	386,609	364,178
Noncontrolling interest	743	701
Total stockholders’ equity and noncontrolling interest	387,352	364,879
Total liabilities, noncontrolling interest and stockholders’ equity	$3,096,535	$2,932,433

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	9,495,265	9,818,247
Common shares issued	9,524,777	9,849,167

 See Accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Income	Years Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016
Interest income:
Loans, including loan fees	$113,953	$100,541	$69,425
Investment securities:
Taxable	6,068	4,728	3,029
Tax-exempt	2,296	2,360	1,686
Other interest income	3,220	1,624	1,327
Total interest income	125,537	109,253	75,467
Interest expense:
Deposits	15,420	7,686	5,144
Short-term borrowings	9	84	—
Long-term borrowings	3,460	2,741	2,190
Total interest expense	18,889	10,511	7,334
Net interest income	106,648	98,742	68,133
Provision for loan losses	1,600	2,325	1,800
Net interest income after provision for loan losses	105,048	96,417	66,333
Noninterest income:
Trust services fee income	6,498	6,031	5,435
Brokerage fee income	7,042	5,736	3,624
Mortgage income, net	6,344	5,361	5,494
Service charges on deposit accounts	4,845	4,604	3,571
Card interchange income	5,665	4,646	3,167
BOLI income	2,418	1,778	1,284
Asset gains (losses), net	1,169	2,029	54
Other income	5,528	4,454	4,045
Total noninterest income	39,509	34,639	26,674
Noninterest expense:
Personnel	49,476	44,458	34,030
Occupancy, equipment and office	14,574	13,308	10,276
Business development and marketing	5,324	4,700	3,488
Data processing	9,514	8,715	6,370
Intangibles amortization	4,389	4,695	3,458
Other expense	6,481	5,480	7,320
Total noninterest expense	89,758	81,356	64,942
Income before income tax expense	54,799	49,700	28,065
Income tax expense	13,446	16,267	9,371
Net income	41,353	33,433	18,694
Less: Net income attributable to noncontrolling interest	317	283	232
Net income attributable to Nicolet Bankshares, Inc.	41,036	33,150	18,462
Less: Preferred stock dividends	—	—	633
Net income available to common shareholders	$41,036	$33,150	$17,829
Earnings per common share:
Basic	$4.26	$3.51	$2.49
Diluted	$4.12	$3.33	$2.37
Weighted average common shares outstanding:
Basic	9,640,258	9,439,951	7,158,367
Diluted	9,956,353	9,958,160	7,513,971

See Accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Comprehensive Income	Years Ended December 31,
(In thousands)	2018	2017	2016
Net income	$41,353	$33,433	$18,694
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses) arising during the period	(3,715)	2,752	(5,999)
Reclassification adjustment for net (gains) losses included in net income	212	(1,220)	(78)
Income tax (expense) benefit	946	(598)	2,370
Total other comprehensive income (loss), net of tax	(2,557)	934	(3,707)
Comprehensive income	$38,796	$34,367	$14,987

See Accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Changes in Stockholders' Equity Years Ended December 31, 2018, 2017 and 2016
	Nicolet Bankshares, Inc. Stockholders’ Equity
(In thousands)	Preferred Equity	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance, December 31, 2015	$12,200	$42	$45,220	$51,059	$980	$186	$109,687
Comprehensive income:
Net income	—	—	—	18,462	—	232	18,694
Other comprehensive loss	—	—	—	—	(3,707)	—	(3,707)
Stock-based compensation expense	—	—	1,608	—	—	—	1,608
Exercise of stock options, net, including income tax benefit of $335	—	—	1,760	—	—	—	1,760
Issuance of common stock in acquisitions, net of capitalized issuance costs of $260	—	44	164,991	—	—	—	165,035
Equity awards assumed in acquisition	—	—	1,182	—	—	—	1,182
Issuance of common stock	—	1	139	—	—	—	140
Purchase and retirement of common stock	—	(1)	(5,200)	—	—	—	(5,201)
Redemption of preferred stock	(12,200)	—	—	—	—	—	(12,200)
Preferred stock dividends	—	—	—	(633)	—	—	(633)
Balance, December 31, 2016	$—	$86	$209,700	$68,888	$(2,727)	$418	$276,365
Comprehensive income:
Net income	—	—	—	33,150	—	283	33,433
Other comprehensive income	—	—	—	—	934	—	934
Stock-based compensation expense	—	—	3,064	—	—	—	3,064
Exercise of stock options, net	—	2	3,799	—	—	—	3,801
Issuance of common stock in acquisitions, net of capitalized issuance costs of $186	—	13	62,047	—	—	—	62,060
Issuance of common stock	—	—	229	—	—	—	229
Purchase and retirement of common stock	—	(3)	(15,004)	—	—	—	(15,007)
Reclassification of stranded tax effects in accumulated other comprehensive income	—	—	—	353	(353)	—	—
Balance, December 31, 2017	$—	$98	$263,835	$102,391	$(2,146)	$701	$364,879
Comprehensive income:
Net income	—	—	—	41,036	—	317	41,353
Other comprehensive loss	—	—	—	—	(2,557)	—	(2,557)
Stock-based compensation expense	—	—	4,901	—	—	—	4,901
Exercise of stock options, net	—	1	1,517	—	—	—	1,518
Issuance of common stock	—	—	282	—	—	—	282
Purchase and retirement of common stock	—	(4)	(22,745)	—	—	—	(22,749)
Distribution to noncontrolling interest	—	—	—	—	—	(275)	(275)
Adoption of ASU 2016-01 (See Notes 1 and 3)	—	—	—	937	(937)	—	—
Balance, December 31, 2018	$—	$95	$247,790	$144,364	$(5,640)	$743	$387,352

See Accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Cash Flows	Years Ended December 31,
(In thousands)	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$41,353	$33,433	$18,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	6,282	7,067	5,132
Provision for loan losses	1,600	2,325	1,800
Provision for deferred taxes	(1,521)	6,962	2,966
Increase in cash surrender value of life insurance	(1,857)	(1,778)	(1,284)
Stock-based compensation expense	4,901	3,064	1,608
Assets (gains) losses, net	(1,169)	(2,029)	(54)
Gain on sale of loans held for sale, net	(5,499)	(4,777)	(5,248)
Proceeds from sale of loans held for sale	241,739	222,879	255,704
Origination of loans held for sale	(234,416)	(219,696)	(252,771)
Net change in accrued interest receivable and other assets	(666)	(5,360)	301
Net change in accrued interest payable and other liabilities	242	(1,377)	(2,042)
Net cash provided by operating activities	50,989	40,713	24,806
Cash Flows From Investing Activities:
Net decrease in certificates of deposit in other banks	753	2,238	1,432
Purchases of securities AFS	(76,564)	(63,117)	(82,448)
Proceeds from sales of securities AFS	5,280	10,798	31,442
Proceeds from calls and maturities of securities AFS	66,706	47,569	35,641
Net (increase) decrease in loans	(71,629)	(160,624)	2,805
Purchases of other investments	(1,550)	(3,320)	(3,447)
Proceeds from sales of other investments	807	6,678	—
Net increases in premises and equipment	(4,260)	(2,018)	(4,048)
Proceeds from sales of other real estate and other assets	2,824	1,724	1,999
Purchase of BOLI	—	—	(20,000)
Proceeds from redemption of BOLI	561	—	21,549
Net cash received in business combinations	—	9,119	66,517
Net cash provided by (used in) investing activities	(77,072)	(150,953)	51,442
Cash Flows From Financing Activities:
Net increase in deposits	143,153	126,782	91,236
Net decrease in short-term borrowings	—	—	(49,087)
Proceeds from long-term borrowings	—	30,000	—
Repayments of long-term borrowings	(1,253)	(9,549)	(56,519)
Distribution to noncontrolling interest	(275)	—	—
Capitalized issuance costs, net	—	(186)	(260)
Purchase and retirement of common stock	(22,749)	(15,007)	(5,201)
Proceeds from issuance of common stock, net	1,800	4,030	1,900
Redemption of preferred stock	—	—	(12,200)
Cash dividends paid on preferred stock	—	—	(633)
Net cash provided by (used in) financing activities	120,676	136,070	(30,764)
Net increase in cash and cash equivalents	94,593	25,830	45,484
Beginning cash and cash equivalents	154,933	129,103	83,619
Ending cash and cash equivalents *	$249,526	$154,933	$129,103
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$18,537	$10,932	$7,508
Cash paid for taxes	10,821	12,789	7,150
Transfer of loans and bank premises to other real estate owned	607	828	237
Capitalized mortgage servicing rights	1,203	876	1,023
Transfer of loans from held for sale to held for investment	—	3,236	—
Acquisitions:
Fair value of assets acquired	$—	$439,000	$1,039,000
Fair value of liabilities assumed	—	398,000	939,000
Net assets acquired	$—	$41,000	$100,000
Common stock issued in acquisitions	—	62,246	165,295
* Cash and cash equivalents include restricted cash of $6.3 million and $5.4 million at December 31, 2018 and 2017, respectively, for the reserve balance required with the Federal Reserve Bank. There was no reserve balance required at December 31, 2016.

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

The Company is part of a joint venture, Nicolet Joint Ventures, LLC (the “JV”), with a real estate development and investment firm (the “Firm”) established to develop and own the Company’s headquarters facility. The Firm is considered a related party, as one of its principals is a Board member and shareholder of the Company. The JV involves a 50% ownership by the Company. See Note 15 for additional related party disclosures.

The Company also owns Brookfield Investment Partners, LLC (“Brookfield Investments”), an investment advisory firm that provides investment strategy and transactional services to financial institutions. During late 2016, the Company formed Nicolet Advisory Services, LLC (“Nicolet Advisory”), a wholly owned registered investment advisor subsidiary to provide brokerage and investment advisory services to customers.

Through its acquisition of Baylake in 2016, the Bank owns a 49.8% indirect interest in United Financial Services, LLC, a data processing service and e-banking entity, through its 99.2% ownership of United Financial Services, Inc. (collectively referred to as “UFS”). The investment in UFS is carried in other assets under the equity method of accounting. The Bank’s pro rata share of UFS income is included in other noninterest income, and was $1.8 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively. Amounts paid to UFS for data processing services by the Bank were $2.8 million and $2.6 million in 2018 and 2017, respectively. The carrying value of the Bank’s investment in UFS was $11.5 million and $9.7 million at December 31, 2018 and 2017, respectively.

Principles of Consolidation: The consolidated financial statements of the Company include the accounts of the Bank, Brookfield Investments, Nicolet Advisory and the JV. The JV underlies the noncontrolling interest reflected in the consolidated financial statements. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations of companies purchased, if any, are included from the date of acquisition.

Operating Segment: The consolidated income of the Company is derived principally from the Bank, which conducts lending (primarily commercial-based loans, as well as residential and consumer loans) and deposit gathering (including other banking- and deposit-related products and services, such as ATMs, safe deposit boxes, check-cashing, wires, and debit cards) to businesses, consumers and governmental units principally in its trade area of northeastern and central Wisconsin, and Menominee, Michigan, trust services, brokerage services (delivered through the Bank and Nicolet Advisory), and the support to deliver, fund and manage all such banking and wealth management services to its customer base. The contribution of the JV, Brookfield Investments and Nicolet Advisory were not significant to the consolidated balance sheet or net income for 2018, 2017, or 2016. While the chief operating decision makers monitor the revenue streams of the various products and services, and evaluate costs, balance sheet positions and quality, all such products, services and activities are directly or indirectly related to the business of community banking, with no regular, formal or material segment delineations. Operations are managed and financial performance is evaluated on a company-wide basis, and accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment.

Use of Estimates: Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for loan losses, valuation of loans in acquisition transactions, useful lives for depreciation and amortization, fair value of financial instruments, other-than-temporary impairment calculations, valuation of deferred tax assets, uncertain income tax positions, and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for loan losses, determination and assessment of deferred tax assets and liabilities, and the valuation of loans acquired in acquisition transactions; therefore, these are critical accounting policies. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

in applicable banking or tax regulations, and changes to deferred tax estimates. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

Business Combinations: The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The Company recognizes the full fair value of the assets acquired and liabilities assumed and immediately expenses transaction costs. There is no separate recognition of the acquired allowance for loan losses on the acquirer’s balance sheet as credit related factors are incorporated directly into the fair value of the net tangible and intangible assets acquired. If the amount of consideration exceeds the fair value of assets purchased less the fair value of liabilities assumed, goodwill is recorded. Alternatively, if the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid, a gain (“bargain purchase gain”) is recorded. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Results of operations of the acquired business are included in the statements of income from the effective date of the acquisition. Additional information regarding recent acquisitions is provided in Note 2.

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits in other banks with original maturities of less than 90 days, if any, and federal funds sold. The Bank maintains amounts in due from banks which, at times, may exceed federally insured limits. Management monitors these correspondent relationships. The Bank has not experienced any losses in such accounts. The Bank may have restrictions on cash and due from banks as it is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. At December 31, 2018 and 2017, the reserve balance required with the Federal Reserve Bank approximated $6.3 million and $5.4 million, respectively, of which there was sufficient cash to cover the reserve requirement.

Securities Available for Sale: Securities classified as AFS are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, and includes U.S. government agency securities; state, county and municipal securities; mortgage-backed securities; and corporate debt securities. Effective January 1, 2018, the Company adopted a new accounting standard, which requires equity securities with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income (see Recent Accounting Pronouncements Adopted within Note 1 for the impact of this new accounting guidance). Such securities are no longer reflected as securities AFS, and are now reflected within other investments on the consolidated balance sheets. Prior periods have not been restated for the impact of this accounting change. Thus, at December 31, 2018, the current fair value of $2.7 million for equity securities is included in other investments while at December 31, 2017, the fair value of $2.6 million for equity securities was reflected in securities AFS.

Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities classified as AFS are carried at fair value, with unrealized gains or losses, net of related deferred income taxes, reported as increases or decreases in accumulated other comprehensive income. Realized gains or losses on sales of securities AFS (using the specific identification method) and declines in value judged to be other-than-temporary are included in the consolidated statements of income under asset gains (losses), net. Premiums and discounts are amortized or accreted into interest income over the life of the related securities using the effective interest method. See Note 3 for additional disclosures on AFS securities.

Management evaluates securities for other-than-temporary impairment on at least an annual basis. A decline in the market value of any investment below amortized cost that is deemed other-than-temporary is charged to earnings for the decline in value deemed to be credit related and a new cost basis in the security is established. The decline in value attributed to non-credit related factors considered temporary in nature is recognized in other comprehensive income. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer for a period sufficient to allow for any anticipated recovery in fair value in the near term.

Other Investments: Other investments includes equity securities with readily determinable fair values, "restricted" equity securities, and private company securities. As noted under Securities Available for Sale above, at December 31, 2018, other investments includes $2.7 million of equity securities with readily determinable fair values. As a member of the Federal Reserve Bank System, Federal Agricultural Mortgage Corporation, and the Federal Home Loan Bank (“FHLB”) System, the Bank is required to maintain an investment in the capital stock of these entities. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other exchange traded equity

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

securities. As no ready market exists for these stocks, and they have no quoted market value, these investments are carried at cost. Also included are investments in other private companies that do not have quoted market prices, which are carried at cost less other-than-temporary impairment charges, if any. Management’s evaluation of these other investments for impairment includes consideration of the financial condition and other available relevant information of the issuer.

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value as determined on an aggregate basis and generally consist of current production of certain fixed-rate residential first mortgages. The amount by which cost exceeds market value is recorded as a valuation allowance and charged to earnings. Changes, if any, in the valuation allowance are also included in earnings in the period in which the change occurs. As of December 31, 2018 and 2017, no valuation allowance was necessary. Loans held for sale may be sold servicing retained or servicing released, and are generally sold without recourse. The carrying value of mortgage loans sold with servicing retained is reduced by the amount allocated to the servicing right at the time of sale. Gains and losses on sales of mortgage loans held for sale are included in earnings in mortgage income, net.

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

The ALLL represents management’s estimate of probable and inherent credit losses in the Company’s loan portfolio at the balance sheet date. In general, estimating the amount of the ALLL is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and impaired loans, and the level of potential problem loans, all of which may be susceptible to significant change. Actual credit losses, net of recoveries, are deducted from the ALLL. Loans are charged off when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the ALLL. A provision for loan losses, which is a charge against income, is recorded to bring the ALLL to a level that, in management’s judgment, is appropriate to absorb probable losses in the loan portfolio.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Allocations to the ALLL may be made for specific loans but the entire ALLL is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized. The allowance analysis is reviewed by the Board on a quarterly basis in compliance with internal and regulatory requirements.

Loans and ALLL – Acquired Loans: The loans purchased in acquisition transactions are acquired loans. Acquired loans are recorded at their estimated fair value at the acquisition date, and are initially classified as either purchase credit impaired (“PCI”) loans (i.e., loans that reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments) or purchased non-impaired loans (i.e., “performing acquired loans”). See Note 4 for additional information and disclosures on acquired loans.

PCI loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality, found in Financial Accounting Standards Board (“FASB”) ASC Topic 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality. The Company estimates the amount and timing of expected principal, interest and other cash flows for each loan or pool of loans meeting the criteria above, and determines the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected to be collected at acquisition as an amount that should not be accreted. These credit discounts (“nonaccretable marks”) are included in the determination of the initial fair value for acquired loans; therefore, an allowance for loan losses is not recorded at the acquisition date. Differences between the estimated fair values and expected cash flows of acquired loans at the acquisition date that are not credit-based (“accretable marks”) are subsequently accreted to interest income over the estimated life of the loans using a method that approximates a level yield if the timing and amount of the future cash flows is reasonably estimable. Subsequent to the acquisition date for PCI loans, increases in cash flows over those expected at the acquisition date result in a move of the discount from nonaccretable to accretable. Decreases in expected cash flows after the acquisition date are recognized through the provision for loan losses. All fair value discounts initially recorded on PCI loans were deemed to be credit related.

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

An ALLL is calculated using a methodology similar to that described for originated loans. Performing acquired loans are subsequently evaluated for any required allowance at each reporting date. Such required allowance for each loan pool is compared to the remaining fair value discount for that pool. If greater, the excess is recognized as an addition to the allowance through a provision for loan losses charge. If less than the discount, no additional allowance is recorded. Charge-offs and losses first reduce any remaining fair value discount for the loan pool and once the discount is depleted, losses are applied against the allowance established for that pool.

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

Credit-Related Financial Instruments: In the ordinary course of business the Company has entered into financial instruments consisting of commitments to extend credit, financial standby letters of credit, and performance standby letters of credit. Financial standby letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while performance standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Such financial instruments are recorded in the consolidated financial statements when they are funded. See Note 14 for additional information and disclosures on credit-related financial instruments.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

Estimated useful lives of new premises and equipment generally range as follows:

Building and improvements	25 – 40 years
Leasehold improvements	5 – 15 years
Furniture and equipment	3 – 10 years

Other Real Estate Owned (“OREO”): OREO acquired through partial or total satisfaction of loans or bank facilities no longer in use are carried at fair value less estimated costs to sell. Any write-down in the carrying value of loans or vacated bank premises at the time of transfer to OREO is charged to the ALLL or to write-down of assets, respectively. OREO properties acquired in conjunction with the acquisition transactions were recorded at fair value on the date of acquisition. Any subsequent write-downs to reflect current fair value, as well as gains or losses on disposition and revenues and expenses incurred to hold and maintain such properties, are treated as period costs. See Note 7 for additional information on OREO.

Goodwill and Other Intangibles: Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. Goodwill is not amortized but is subject to impairment tests on at least an annual basis. Other intangibles include core deposit intangibles (which represent the value of acquired customer core deposit bases) and customer list intangibles. The core deposit intangibles have an estimated finite life, are amortized on an accelerated basis over a 10-year period, and are subject to periodic impairment evaluation. The customer list intangibles have finite lives and are amortized on a straight-line basis to expense over their initial weighted average life of approximately 12 years as of acquisition. See Note 6 for additional information on goodwill and other intangibles.

Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s annual assessments indicated no impairment charge on goodwill or other intangibles was required for 2018 or 2017.

Mortgage Servicing Rights (“MSRs”):  If the Company sells originated residential mortgages into the secondary market and retains the right to service the loans sold, then a mortgage servicing right asset (liability) is capitalized upon sale with the offsetting effect recorded as a gain (loss) on sale of loans in earnings (included in mortgage income, net), representing the then-current estimated fair value of future net cash flows expected to be realized for performing the servicing activities.  MSRs when purchased (including MSRs purchased in acquisitions) are initially recorded at their then-estimated fair value.  As the Company has not elected to measure any class of servicing assets under the fair value method, the Company utilizes the amortization method.  MSRs are amortized in proportion to and over the period of estimated net servicing income, with the amortization charged to earnings (included in mortgage income, net). MSRs are carried at the lower of initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other assets in the consolidated balance sheets.  Loan servicing fee income for servicing loans is typically based on a contractual percentage of the outstanding principal and is recorded as income when earned (included in mortgage income, net with less material late fees and ancillary fees related to loan servicing).

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The Company periodically evaluates its MSRs for impairment. At each reporting date impairment is assessed based on estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). The value of MSRs is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase.  A valuation allowance is established through a charge to earnings (included in mortgage income, net) to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification.  If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings, though not beyond the net amortized cost carried.  An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan payoff activity) is recognized as a write-down of the MSRs and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings.  A direct write-down permanently reduces the carrying value of the MSRs and valuation allowance, precluding subsequent recoveries.  No valuation allowance or impairment charge was recorded for 2018 or 2017. See Note 6 for additional information on MSRs.

Bank-owned Life Insurance (“BOLI”): The Company owns BOLI on certain executives and employees. BOLI balances are recorded at their cash surrender values. Changes in the cash surrender values and death proceeds exceeding carrying values are included in noninterest income.

Short-term Borrowings: Short-term borrowings consist primarily of overnight Federal funds purchased and securities sold under agreements to repurchase (“repos”), or other short-term borrowing arrangements with an original maturity of one year or less. Repos are with commercial deposit customers, and are treated as financing activities carried at the amounts that will be subsequently repurchased as specified in the respective agreements. Repos generally mature within one to four days from the transaction date. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no outstanding agreements at December 31, 2018 or 2017 and there were no repurchase agreements transacted during 2018 or 2017.

Stock-based Compensation Plans: Share-based payments to employees, including grants of restricted stock or stock options, are valued at fair value of the award on the date of grant and expensed on a straight-line basis as compensation expense over the applicable vesting period. A Black-Scholes model is utilized to estimate the fair value of stock options and the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. See Note 11 for additional information on stock-based compensation.

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

The Company may also recognize a liability for unrecognized tax benefits from uncertainty in income tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. At December 31, 2018, the Company determined it had no significant uncertainty in income tax positions. Interest and penalties related to unrecognized tax benefits are classified as income tax expense. See Note 13 for additional information on income taxes.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Earnings per Common Share: Basic earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares adjusted for the dilutive effect of outstanding common stock awards, if any. See Note 20 for additional information on earnings per common share.

Treasury Stock: Treasury stock is accounted for at cost on a first-in-first-out basis. It is the Company’s general practice to cancel treasury stock shares in the same quarter as purchased, and thus, not carry a treasury stock balance.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities AFS, bypass the statement of income and instead are reported in accumulated other comprehensive income, as a separate component of the equity section of the balance sheet. Realized gains or losses are reclassified to current period income. Changes in these items, along with net income, are components of comprehensive income. The Company presents comprehensive income in a separate consolidated statement of comprehensive income.

Reclassifications: Certain amounts in the 2017 and 2016 consolidated financial statements have been reclassified to conform to the 2018 presentation.

Recent Accounting Pronouncements Adopted: In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718). ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718 to the modification to the terms and conditions of a share-based payment award. The updated guidance was effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the updated guidance effective January 1, 2018 with no material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, to clarify the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets versus businesses. The update narrows the definition of a business by adding three principal clarifications: (1) if substantially all the fair value of the gross assets in the asset group is concentrated in either a single identifiable asset or group of similar identifiable assets the transaction does not involve a business, (2) if the asset group does not include a minimum of an input and a substantive process, it does not represent a business, and (3) if the integrated set of activities (including its inputs and processes) does not create, or have the ability to create, goods or services to customers, investment income (e.g., dividends or interest) or other revenue, it is not a business. The overall intention is to provide consistency in applying the guidance and make the definition of a business more operable. This update was effective for fiscal years beginning after December 15, 2017, incluing interim periods within those fiscal years and should be applied prospectively. The Company adopted the updated guidance effective January 1, 2018 with no material impact on its consolidated financial statements.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

December 31, 2017, and interim periods within those fiscal years. The Company adopted the updated guidance effective January 1, 2018 with no material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This amendment supersedes the guidance to classify equity securities with readily determinable fair values into different categories, requires equity securities to be measured at fair value with changes in the fair value recognized through net income, and simplifies the impairment assessment of equity investments without readily determinable fair values. The amendment also requires public business entities that are required to disclose the fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using the exit price notion. The amendment requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. This amendment was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities were required to apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, with the exception of the amendment related to equity securities without readily determinable fair values, which should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted the updated guidance effective January 1, 2018 and recognized a cumulative effect adjustment at adoption of approximately $0.9 million for the after tax impact of the unrealized gain on equity securities. See the consolidated statement of stockholders’ equity and Note 3 for additional disclosures related to this ASU.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), with several subsequent updates. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Topic 606 provides a five-step model to apply to revenue recognition, consisting of the following: (1) identify the contract; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when or as the performance obligation is satisfied. The guidance was effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the updated guidance using the modified retrospective approach effective January 1, 2018, with no material impact on its consolidated financial statements. See Note 21 for the new disclosures related to Topic 606.

NOTE 2. ACQUISITIONS
Brokerage business acquired:
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Baylake prior to the consummation date were not included in the accompanying consolidated financial statements. The fair value of the assets acquired and liabilities assumed on April 29, 2016 was as follows.

(in millions)	As recorded by Baylake Corp	Fair Value Adjustments	As Recorded by Nicolet
Cash, cash equivalents and securities available for sale	$262	$1	$263
Loans	710	(19)	691
Other real estate owned	3	(2)	1
Core deposit intangible	1	16	17
Fixed assets and other assets	71	(8)	63
Total assets acquired	$1,047	$(12)	$1,035

Deposits	$822	$—	$822
Junior subordinated debentures, borrowings and other liabilities	116	(1)	115
Total liabilities acquired	$938	$(1)	$937

Excess of assets acquired over liabilities acquired	$109	$(11)	$98
Less: purchase price			164
Goodwill			$66
The following unaudited pro forma information presents the results of operations for the year ended December 31, 2016, as if the acquisition had occurred January 1 of each period. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

Year Ended December 31,
2016
(in thousands, except per share data)
Total revenues, net of interest expense	$110,788
Net income	23,263
Diluted earnings per share	2.55

NOTE 3.  SECURITIES AVAILABLE FOR SALE
Amortized cost and fair value of securities available for sale are summarized as follows.

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$22,467	$—	$818	$21,649
State, county and municipals	163,702	76	3,252	160,526
Mortgage-backed securities	134,350	328	3,034	131,644
Corporate debt securities	87,352	66	1,093	86,325
	$407,871	$470	$8,197	$400,144

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$26,586	$—	$377	$26,209
State, county and municipals	186,128	180	2,264	184,044
Mortgage-backed securities	157,705	160	2,333	155,532
Corporate debt securities	36,387	449	39	36,797
Equity securities *	1,287	1,284	—	2,571
	$408,093	$2,073	$5,013	$405,153
* Effective January 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income. These equity securities are no longer reflected in securities AFS and are now reflected within other investments. As a result of this accounting change, the Company recognized a cumulative-effect adjustment at adoption from accumulated other comprehensive income to retained earnings of approximately $0.9 million in the consolidated statements of changes in stockholders' equity for the net of tax impact of the unrealized gain on equity securities as of the date of adoption and recognized a gain of approximately $77,000 for the year ended December 31, 2018, in the consolidated statements of income for the change in fair value of equity securities since adoption. In addition, the approximately $2.7 million current fair value of equity securities is now reflected within other investments on the consolidated balance sheets rather than as securities AFS. Prior periods have not been restated for the impact of this accounting change. See Note 1 for additional information on this new accounting standard.
The following table presents gross unrealized losses and the related estimated fair value of investment securities available for sale, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position.

	December 31, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$—	$—	$21,649	$818	$21,649	$818	3
State, county and municipals	16,136	98	130,975	3,154	147,111	3,252	440
Mortgage-backed securities	20,568	132	89,189	2,902	109,757	3,034	204
Corporate debt securities	51,592	677	9,757	416	61,349	1,093	33
	$88,296	$907	$251,570	$7,290	$339,866	$8,197	680

	December 31, 2017
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$26,209	$377	$—	$—	$26,209	$377	2
State, county and municipals	110,157	1,097	49,326	1,167	159,483	2,264	465
Mortgage-backed securities	72,210	735	65,537	1,598	137,747	2,333	215
Corporate debt securities	10,172	39	—	—	10,172	39	5
	$218,748	$2,248	$114,863	$2,765	$333,611	$5,013	687
As of December 31, 2018, the Company does not consider its securities AFS with unrealized losses to be other-than-temporarily impaired as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads, and market conditions subsequent to purchase, not credit deterioration. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairment charges recognized in earnings on securities AFS during 2018, 2017, or 2016. The Company incurred a $0.5 million other-than-temporary impairment charge to earnings related to one private company stock carried in other investments in the consolidated balance sheets during 2016 compared to none in 2017 and 2018.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The amortized cost and fair value of securities AFS by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; as this is particularly inherent in mortgage-backed securities, these securities are not included in the maturity categories below. See Note 18 for additional information on the Company’s fair value measurements.

	December 31, 2018
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$17,643	$17,624
Due in one year through five years	168,090	164,969
Due after five years through ten years	80,819	78,904
Due after ten years	6,969	7,003
	273,521	268,500
Mortgage-backed securities	134,350	131,644
Securities AFS	$407,871	$400,144
AFS securities with a carrying value of $157.2 million and $140.9 million as of December 31, 2018 and 2017, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.
Proceeds from sales of securities AFS is summarized as follows.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Gross gains	$—	$1,227	$91
Gross losses	(212)	(7)	(13)
Gains (losses) on sales of securities AFS, net	$(212)	$1,220	$78
Proceeds from sales of securities AFS	$5,280	$10,798	$31,442
NOTE 4. LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY
The loan composition is summarized as follows.

	December 31, 2018		December 31, 2017
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$684,920	32%	$637,337	31%
Owner-occupied commercial real estate (“CRE”)	441,353	20	430,043	21
Agricultural (“AG”) production	35,625	2	35,455	2
AG real estate	53,444	2	51,778	2
CRE investment	343,652	16	314,463	15
Construction & land development	80,599	4	89,660	4
Residential construction	30,926	1	36,995	2
Residential first mortgage	357,841	17	363,352	17
Residential junior mortgage	111,328	5	106,027	5
Retail & other	26,493	1	22,815	1
Loans	2,166,181	100%	2,087,925	100%
Less ALLL	13,153		12,653
Loans, net	$2,153,028		$2,075,272
ALLL to loans	0.61%		0.61%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

As a further breakdown, loans are summarized by originated and acquired as follows.

	December 31, 2018				December 31, 2017
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$568,100	38%	$116,820	17%	$488,600	39%	$148,737	17%
Owner-occupied CRE	283,531	19	157,822	23	237,548	19	192,495	23
AG production	11,113	1	24,512	4	11,102	1	24,353	3
AG real estate	31,374	2	22,070	3	27,831	2	23,947	3
CRE investment	171,087	12	172,565	25	113,862	9	200,601	24
Construction & land development	66,478	4	14,121	2	56,061	5	33,599	4
Residential construction	30,926	2	—	—	33,615	3	3,380	—
Residential first mortgage	220,368	15	137,473	20	191,186	15	172,166	20
Residential junior mortgage	78,379	5	32,949	5	65,643	5	40,384	5
Retail & other	23,809	2	2,684	1	18,254	2	4,561	1
Loans	1,485,165	100%	681,016	100%	1,243,702	100%	844,223	100%
Less ALLL	11,448		1,705		10,542		2,111
Loans, net	$1,473,717		$679,311		$1,233,160		$842,112
ALLL to loans	0.77%		0.25%		0.85%		0.25%
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
A roll forward of the allowance for loan losses is summarized as follows.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Beginning balance	$12,653	$11,820	$10,307
Provision for loan losses	1,600	2,325	1,800
Charge-offs	(1,213)	(1,604)	(584)
Recoveries	113	112	297
Net charge-offs	(1,100)	(1,492)	(287)
Ending balance	$13,153	$12,653	$11,820

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment for the year ended December 31, 2018.

	TOTAL – Year Ended December 31, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,934	$2,607	$129	$296	$1,388	$726	$251	$1,609	$488	$225	$12,653
Provision	1,107	300	(8)	5	119	(216)	(40)	117	(51)	267	1,600
Charge-offs	(813)	(74)	—	—	(37)	—	—	(85)	—	(204)	(1,213)
Recoveries	43	14	—	—	—	—	—	5	35	16	113
Net charge-offs	(770)	(60)	—	—	(37)	—	—	(80)	35	(188)	(1,100)
Ending balance	$5,271	$2,847	$121	$301	$1,470	$510	$211	$1,646	$472	$304	$13,153
As % of ALLL	40.1%	21.6%	0.9%	2.3%	11.2%	3.9%	1.6%	12.5%	3.6%	2.3%	100.0%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	5,271	2,847	121	301	1,470	510	211	1,646	472	304	13,153
Ending balance	$5,271	$2,847	$121	$301	$1,470	$510	$211	$1,646	$472	$304	$13,153
Loans:
Individually evaluated	$2,927	$1,506	$—	$222	$1,686	$603	$—	$2,750	$233	$12	$9,939
Collectively evaluated	681,993	439,847	35,625	53,222	341,966	79,996	30,926	355,091	111,095	26,481	2,156,242
Total loans	$684,920	$441,353	$35,625	$53,444	$343,652	$80,599	$30,926	$357,841	$111,328	$26,493	$2,166,181
Less ALLL	5,271	2,847	121	301	1,470	510	211	1,646	472	304	13,153
Net loans	$679,649	$438,506	$35,504	$53,143	$342,182	$80,089	$30,715	$356,195	$110,856	$26,189	$2,153,028

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

As a further breakdown, the ALLL is summarized by originated and acquired as follows.

	Originated – Year Ended December 31, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,192	$2,115	$112	$235	$1,154	$628	$200	$1,297	$409	$200	$10,542
Provision	1,262	385	(2)	20	113	(197)	11	187	(31)	266	2,014
Charge-offs	(813)	(64)	—	—	(37)	—	—	(85)	—	(201)	(1,200)
Recoveries	42	3	—	—	—	—	—	1	30	16	92
Net charge-offs	(771)	(61)	—	—	(37)	—	—	(84)	30	(185)	(1,108)
Ending balance	$4,683	$2,439	$110	$255	$1,230	$431	$211	$1,400	$408	$281	$11,448
As % of ALLL	40.9%	21.3%	1.0%	2.2%	10.7%	3.8%	1.8%	12.2%	3.6%	2.5%	100.0%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	4,683	2,439	110	255	1,230	431	211	1,400	408	281	11,448
Ending balance	$4,683	$2,439	$110	$255	$1,230	$431	$211	$1,400	$408	$281	$11,448
Loans:
Individually evaluated	$227	$321	$—	$—	$—	$—	$—	$—	$—	$—	$548
Collectively evaluated	567,873	283,210	11,113	31,374	171,087	66,478	30,926	220,368	78,379	23,809	1,484,617
Total loans	$568,100	$283,531	$11,113	$31,374	$171,087	$66,478	$30,926	$220,368	$78,379	$23,809	$1,485,165
Less ALLL	4,683	2,439	110	255	1,230	431	211	1,400	408	281	11,448
Net loans	$563,417	$281,092	$11,003	$31,119	$169,857	$66,047	$30,715	$218,968	$77,971	$23,528	$1,473,717

	Acquired – Year Ended December 31, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$742	$492	$17	$61	$234	$98	$51	$312	$79	$25	$2,111
Provision	(155)	(85)	(6)	(15)	6	(19)	(51)	(70)	(20)	1	(414)
Charge-offs	—	(10)	—	—	—	—	—	—	—	(3)	(13)
Recoveries	1	11	—	—	—	—	—	4	5	—	21
Net charge-offs	1	1	—	—	—	—	—	4	5	(3)	8
Ending balance	$588	$408	$11	$46	$240	$79	$—	$246	$64	$23	$1,705
As % of ALLL	34.5%	23.9%	0.6%	2.7%	14.1%	4.6%	—%	14.4%	3.8%	1.4%	100.0%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	588	408	11	46	240	79	—	246	64	23	1,705
Ending balance	$588	$408	$11	$46	$240	$79	$—	$246	$64	$23	$1,705
Loans:
Individually evaluated	$2,700	$1,185	$—	$222	$1,686	$603	$—	$2,750	$233	$12	$9,391
Collectively evaluated	114,120	156,637	24,512	21,848	170,879	13,518	—	134,723	32,716	2,672	671,625
Total loans	$116,820	$157,822	$24,512	$22,070	$172,565	$14,121	$—	$137,473	$32,949	$2,684	$681,016
Less ALLL	588	408	11	46	240	79	—	246	64	23	1,705
Net loans	$116,232	$157,414	$24,501	$22,024	$172,325	$14,042	$—	$137,227	$32,885	$2,661	$679,311

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

For comparison, the following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment for the year ended December 31, 2017.

	TOTAL – Year Ended December 31, 2017
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$3,919	$2,867	$150	$285	$1,124	$774	$304	$1,784	$461	$152	$11,820
Provision	2,419	(290)	(21)	11	263	(35)	(53)	(192)	96	127	2,325
Charge-offs	(1,442)	—	—	—	—	(13)	—	(8)	(72)	(69)	(1,604)
Recoveries	38	30	—	—	1	—	—	25	3	15	112
Net charge-offs	(1,404)	30	—	—	1	(13)	—	17	(69)	(54)	(1,492)
Ending balance	$4,934	$2,607	$129	$296	$1,388	$726	$251	$1,609	$488	$225	$12,653
As % of ALLL	39.0%	20.6%	1.0%	2.3%	11.0%	5.7%	2.0%	12.7%	3.9%	1.8%	100.0%
ALLL:
Individually evaluated	$163	$—	$—	$—	$—	$—	$—	$—	$—	$—	$163
Collectively evaluated	4,771	2,607	129	296	1,388	726	251	1,609	488	225	12,490
Ending balance	$4,934	$2,607	$129	$296	$1,388	$726	$251	$1,609	$488	$225	$12,653
Loans:
Individually evaluated	$5,870	$1,689	$—	$248	$5,290	$1,053	$80	$2,801	$178	$12	$17,221
Collectively evaluated	631,467	428,354	35,455	51,530	309,173	88,607	36,915	360,551	105,849	22,803	2,070,704
Total loans	$637,337	$430,043	$35,455	$51,778	$314,463	$89,660	$36,995	$363,352	$106,027	$22,815	$2,087,925
Less ALLL	4,934	2,607	129	296	1,388	726	251	1,609	488	225	12,653
Net loans	$632,403	$427,436	$35,326	$51,482	$313,075	$88,934	$36,744	$361,743	$105,539	$22,590	$2,075,272

As a further breakdown, the December 31, 2017 ALLL is summarized by originated and acquired as follows.

	Originated – Year Ended December 31, 2017
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$3,150	$2,263	$122	$222	$893	$656	$266	$1,372	$373	$132	$9,449
Provision	2,429	(172)	(10)	13	261	(28)	(66)	(69)	105	122	2,585
Charge-offs	(1,388)	—	—	—	—	—	—	(8)	(72)	(69)	(1,537)
Recoveries	1	24	—	—	—	—	—	2	3	15	45
Net charge-offs	(1,387)	24	—	—	—	—	—	(6)	(69)	(54)	(1,492)
Ending balance	$4,192	$2,115	$112	$235	$1,154	$628	$200	$1,297	$409	$200	$10,542
As % of ALLL	39.8%	20.1%	1.1%	2.2%	10.9%	6.0%	1.9%	12.3%	3.9%	1.8%	100.0%
ALLL:
Individually evaluated	$163	$—	$—	$—	$—	$—	$—	$—	$—	$—	$163
Collectively evaluated	4,029	2,115	112	235	1,154	628	200	1,297	409	200	10,379
Ending balance	$4,192	$2,115	$112	$235	$1,154	$628	$200	$1,297	$409	$200	$10,542
Loans:
Individually evaluated	$2,189	$—	$—	$—	$549	$—	$—	$253	$12	$—	$3,003
Collectively evaluated	486,411	237,548	11,102	27,831	113,313	56,061	33,615	190,933	65,631	18,254	1,240,699
Total loans	$488,600	$237,548	$11,102	$27,831	$113,862	$56,061	$33,615	$191,186	$65,643	$18,254	$1,243,702
Less ALLL	4,192	2,115	112	235	1,154	628	200	1,297	409	200	10,542
Net loans	$484,408	$235,433	$10,990	$27,596	$112,708	$55,433	$33,415	$189,889	$65,234	$18,054	$1,233,160

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

	Acquired – Year Ended December 31, 2017
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$769	$604	$28	$63	$231	$118	$38	$412	$88	$20	$2,371
Provision	(10)	(118)	(11)	(2)	2	(7)	13	(123)	(9)	5	(260)
Charge-offs	(54)	—	—	—	—	(13)	—	—	—	—	(67)
Recoveries	37	6	—	—	1	—	—	23	—	—	67
Net charge-offs	(17)	6	—	—	1	(13)	—	23	—	—	—
Ending balance	$742	$492	$17	$61	$234	$98	$51	$312	$79	$25	$2,111
As % of ALLL	35.1%	23.3%	0.8%	2.9%	11.1%	4.6%	2.4%	14.8%	3.7%	1.3%	100.0%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	742	492	17	61	234	98	51	312	79	25	2,111
Ending balance	$742	$492	$17	$61	$234	$98	$51	$312	$79	$25	$2,111
Loans:
Individually evaluated	$3,681	$1,689	$—	$248	$4,741	$1,053	$80	$2,548	$166	$12	$14,218
Collectively evaluated	145,056	190,806	24,353	23,699	195,860	32,546	3,300	169,618	40,218	4,549	830,005
Total loans	$148,737	$192,495	$24,353	$23,947	$200,601	$33,599	$3,380	$172,166	$40,384	$4,561	$844,223
Less ALLL	742	492	17	61	234	98	51	312	79	25	2,111
Net loans	$147,995	$192,003	$24,336	$23,886	$200,367	$33,501	$3,329	$171,854	$40,305	$4,536	$842,112
The following tables present nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired.

	Total Nonaccrual Loans
(in thousands)	December 31, 2018	% to Total	December 31, 2017	% to Total
Commercial & industrial	$2,816	52%	$6,016	46%
Owner-occupied CRE	673	12	533	4
AG production	—	—	—	—
AG real estate	164	3	186	1
CRE investment	210	4	4,531	35
Construction & land development	80	1	—	—
Residential construction	1	—	80	1
Residential first mortgage	1,265	23	1,587	12
Residential junior mortgage	262	5	158	1
Retail & other	—	—	4	—
Nonaccrual loans	$5,471	100%	$13,095	100%
Percent of total loans	0.2%		0.6%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

	December 31, 2018				December 31, 2017
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$352	25%	$2,464	61%	$2,296	70%	$3,720	38%
Owner-occupied CRE	362	26	311	8	86	3	447	4
AG production	—	—	—	—	—	—	—	—
AG real estate	—	—	164	4	—	—	186	2
CRE investment	—	—	210	5	549	17	3,982	41
Construction & land development	—	—	80	2	—	—	—	—
Residential construction	1	—	—	—	—	—	80	1
Residential first mortgage	629	45	636	15	331	10	1,256	13
Residential junior mortgage	65	4	197	5	12	—	146	1
Retail & other	—	—	—	—	4	—	—	—
Nonaccrual loans	$1,409	100%	$4,062	100%	$3,278	100%	$9,817	100%
Percent of nonaccrual loans	25.8%		74.2%		25.0%		75.0%
 The following tables present past due loans by portfolio segment.

	December 31, 2018
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$—	$2,816	$682,104	$684,920
Owner-occupied CRE	557	673	440,123	441,353
AG production	19	—	35,606	35,625
AG real estate	35	164	53,245	53,444
CRE investment	180	210	343,262	343,652
Construction & land development	—	80	80,519	80,599
Residential construction	—	1	30,925	30,926
Residential first mortgage	758	1,265	355,818	357,841
Residential junior mortgage	12	262	111,054	111,328
Retail & other	10	—	26,483	26,493
Total loans	$1,571	$5,471	$2,159,139	$2,166,181
Percent of total loans	0.1%	0.2%	99.7%	100.0%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

	December 31, 2017
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$211	$6,016	$631,110	$637,337
Owner-occupied CRE	671	533	428,839	430,043
AG production	30	—	35,425	35,455
AG real estate	—	186	51,592	51,778
CRE investment	—	4,531	309,932	314,463
Construction & land development	76	—	89,584	89,660
Residential construction	587	80	36,328	36,995
Residential first mortgage	1,039	1,587	360,726	363,352
Residential junior mortgage	14	158	105,855	106,027
Retail & other	4	4	22,807	22,815
Total loans	$2,632	$13,095	$2,072,198	$2,087,925
Percent of total loans	0.1%	0.6%	99.3%	100.0%
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following tables present total loans by risk categories.

	December 31, 2018
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$649,475	$16,145	$6,178	$13,122	$—	$—	$684,920
Owner-occupied CRE	405,198	22,776	6,569	6,810	—	—	441,353
AG production	29,363	3,302	2,351	609	—	—	35,625
AG real estate	46,248	3,246	2,983	967	—	—	53,444
CRE investment	334,080	6,792	—	2,780	—	—	343,652
Construction & land development	75,365	5,138	16	80	—	—	80,599
Residential construction	30,926	—	—	—	—	—	30,926
Residential first mortgage	353,239	1,406	510	2,686	—	—	357,841
Residential junior mortgage	111,037	17	—	274	—	—	111,328
Retail & other	26,493	—	—	—	—	—	26,493
Total loans	$2,061,424	$58,822	$18,607	$27,328	$—	$—	$2,166,181
Percent of total loans	95.1%	2.7%	0.9%	1.3%	—%	—%	100.0%

	December 31, 2017
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$597,854	$12,999	$16,129	$10,355	$—	$—	$637,337
Owner-occupied CRE	397,357	23,340	6,442	2,904	—	—	430,043
AG production	30,431	4,000	—	1,024	—	—	35,455
AG real estate	44,321	4,873	—	2,584	—	—	51,778
CRE investment	299,926	8,399	190	5,948	—	—	314,463
Construction & land development	86,011	2,758	17	874	—	—	89,660
Residential construction	36,915	—	—	80	—	—	36,995
Residential first mortgage	358,067	1,868	683	2,734	—	—	363,352
Residential junior mortgage	105,736	117	—	174	—	—	106,027
Retail & other	22,811	—	—	4	—	—	22,815
Total loans	$1,979,429	$58,354	$23,461	$26,681	$—	$—	$2,087,925
Percent of total loans	94.8%	2.8%	1.1%	1.3%	—%	—%	100.0%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following tables present impaired loans.

	December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$2,927	$6,736	$—	$4,041	$660
Owner-occupied CRE	1,506	1,833	—	1,659	137
AG production	—	—	—	—	—
AG real estate	222	281	—	238	26
CRE investment	1,686	2,484	—	1,606	163
Construction & land development	603	1,506	—	603	21
Residential construction	—	—	—	—	—
Residential first mortgage	2,750	2,907	—	2,478	176
Residential junior mortgage	233	262	—	62	15
Retail & other	12	12	—	12	1
Total	$9,939	$16,021	$—	$10,699	$1,199
Originated impaired loans	$548	$548	$—	$899	$154
Acquired impaired loans	9,391	15,473	—	9,800	1,045
Total	$9,939	$16,021	$—	$10,699	$1,199

	December 31, 2017
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$5,870	$10,063	$163	$6,586	$718
Owner-occupied CRE	1,689	2,256	—	1,333	132
AG production	—	10	—	—	—
AG real estate	248	307	—	233	26
CRE investment	5,290	8,102	—	5,411	465
Construction & land development	1,053	1,053	—	813	57
Residential construction	80	983	—	91	27
Residential first mortgage	2,801	3,653	—	2,177	180
Residential junior mortgage	178	507	—	154	17
Retail & other	12	14	—	12	1
Total	$17,221	$26,948	$163	$16,810	$1,623
Originated impaired loans	$3,003	$3,003	$163	$2,964	$241
Acquired impaired loans	14,218	23,945	—	13,846	1,382
Total	$17,221	$26,948	$163	$16,810	$1,623

Total purchased credit impaired loans (in aggregate since the Company’s 2013 acquisitions) were initially recorded at a fair value of $43.6 million on their respective acquisition dates, net of an initial $34.4 million nonaccretable mark and a zero accretable mark. At December 31, 2018, $9.4 million of the $43.6 million remain in impaired loans.

Nonaccretable discount on PCI loans:	Years Ended December 31,
(in thousands)	2018	2017
Balance at beginning of period	$9,471	$14,327
Acquired balance, net	—	8,352
Accretion to loan interest income	(1,976)	(7,995)
Transferred to accretable	(990)	(1,936)
Disposals of loans	(97)	(3,277)
Balance at end of period	$6,408	$9,471

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Troubled Debt Restructurings
At December 31, 2018, there were four loans classified as troubled debt restructurings with a current outstanding balance of $0.6 million and a pre-modification balance of $2.7 million. In comparison, at December 31, 2017, there were eight loans classified as troubled debt restructurings with an outstanding balance of $5.6 million and a pre-modification balance of $6.9 million. There were no loans which were classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during 2018. As of December 31, 2018, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.
NOTE 5. PREMISES AND EQUIPMENT
Premises and equipment, less accumulated depreciation and amortization, is summarized as follows.

(in thousands)	December 31, 2018	December 31, 2017
Land	$6,220	$5,987
Land improvements	3,842	3,591
Building and improvements	42,238	39,661
Leasehold improvements	4,092	4,092
Furniture and equipment	18,590	16,342
	74,982	69,673
Less accumulated depreciation and amortization	26,809	22,522
Premises and equipment, net	$48,173	$47,151
Depreciation and amortization expense amounted to $4.4 million in 2018, $4.2 million in 2017, and $3.2 million in 2016. The Company and certain of its subsidiaries are obligated under non-cancelable operating leases for facilities, certain of which provide for increased rentals based upon increases in cost of living adjustments and other indices. Rent expense under leases totaled $1.4 million in 2018, $1.1 million in 2017, and $0.8 million in 2016.
At December 31, 2018, the approximate minimum annual rentals under these non-cancelable lease agreements with remaining terms in excess of one year are as follows.

Years Ending December 31,	(in thousands)
2019	$1,073
2020	1,065
2021	956
2022	902
2023	665
Thereafter	742
Total	$5,403
During the second quarter of 2016, a $1.7 million lease termination liability and charge to other expense was recorded due to the closure of a branch, concurrent with the consummation date of the Baylake merger. Payments are expected to continue to the lessor for the remainder of the lease term. Since the remaining lease payments have been recognized against earnings, these remaining lease payments were excluded from the above table.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 6. GOODWILL AND OTHER INTANGIBLES AND MORTGAGE SERVICING RIGHTS
A summary of goodwill and other intangibles was as follows.

(in thousands)	December 31, 2018	December 31, 2017
Goodwill	$107,366	$107,366
Core deposit intangibles	12,562	16,477
Customer list intangibles	4,379	4,563
Other intangibles	16,941	21,040
Goodwill and other intangibles, net	$124,307	$128,406
Goodwill: Goodwill was $107.4 million at both December 31, 2018 and December 31, 2017. During 2017, goodwill increased due to the First Menasha acquisition. See Note 1 for the Company’s accounting policy for goodwill and see Note 2 for additional information on the Company’s acquisitions.
Other intangibles: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During 2018, customer list intangibles increased due to the purchase of a brokerage book of business, while during 2017, core deposit intangibles increased due to the First Menasha acquisition and customer list intangibles increased due to a modification to the contingent earn-out payment on the financial advisor business acquired in 2016, fixing the previously variable earn-out payment on a portion of the purchase price. See Note 1 for the Company’s accounting policy for other intangibles and see Note 2 for additional information on the Company’s acquisitions.

(in thousands)	December 31, 2018	December 31, 2017
Core deposit intangibles:
Gross carrying amount	$29,015	$29,015
Accumulated amortization	(16,453)	(12,538)
Net book value	$12,562	$16,477
Additions during the period	$—	$3,670
Amortization during the period	$3,915	$4,294
Customer list intangibles:
Gross carrying amount	$5,523	5,233
Accumulated amortization	(1,144)	(670)
Net book value	$4,379	$4,563
Additions during the period	$290	$870
Amortization during the period	$474	$401
Mortgage servicing rights: A summary of the changes in the MSR asset was as follows.

(in thousands)	December 31, 2018	December 31, 2017
MSR asset:
MSR asset at beginning of year	$3,187	$1,922
Capitalized MSR	1,203	876
MSR asset acquired	—	874
Amortization during the period	(641)	(485)
MSR asset at end of year	$3,749	$3,187
Fair value of MSR asset at end of period	$6,347	$4,097
Residential mortgage loans serviced for others	$603,446	$518,419
Net book value of MSR asset to loans serviced for others	0.62%	0.61%
The Company periodically evaluates its mortgage servicing rights asset for impairment. No valuation allowance or impairment charge was recorded for 2018 or 2017. See Note 1 for the Company’s accounting policy for MSRs, see Note 2 for additional information on the Company’s acquisitions, and see Note 18 for additional information on the fair value of the MSR asset.
The following table shows the estimated future amortization expense for amortizing intangible assets and the MSR asset. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of December 31,

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

2018. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset
Years Ending December 31,
2019	$3,337	$507	$697
2020	2,657	507	680
2021	2,167	507	531
2022	1,735	507	531
2023	1,273	483	419
Thereafter	1,393	1,868	891
Total	$12,562	$4,379	$3,749
NOTE 7. OTHER REAL ESTATE OWNED
A summary of OREO, which is included in other assets in the consolidated balance sheets, for the periods indicated is as follows.

	Years Ended December 31,
(in thousands)	2018	2017
Balance at beginning of period	$1,294	$2,059
Transfers in at net realizable value	607	583
Sales proceeds	(2,824)	(1,724)
Net gain from sales	1,032	258
Write-downs	(120)	(127)
Additions for new construction	431	—
Acquired balance, net	—	245
Balance at end of period	$420	$1,294
NOTE 8. DEPOSITS
At December 31, 2018, the scheduled maturities of time deposits were as follows.

Years Ending December 31,	(in thousands)
2019	$260,993
2020	89,948
2021	22,847
2022	14,760
2023	15,088
Thereafter	—
Total time deposits	$403,636
Time deposits of $250,000 or more were $77.6 million and $50.4 million at December 31, 2018 and 2017, respectively.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 9. SHORT AND LONG-TERM BORROWINGS
Short-Term Borrowings:
The Company did not have any short-term borrowings (borrowing with an original contractual maturity of one year or less) outstanding at December 31, 2018 or 2017.

Long-Term Borrowings:
The components of long-term borrowings (borrowing with an original contractual maturity greater than one year) were as follows.

(in thousands)	December 31, 2018	December 31, 2017
FHLB advances	$35,252	$36,509
Junior subordinated debentures	30,096	29,616
Subordinated notes	11,957	11,921
Total long-term borrowings	$77,305	$78,046
FHLB Advances: The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturity dates through November 2022. The weighted average rate of the FHLB advances was 1.72% and 1.71% at December 31, 2018 and 2017, respectively. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which had a pledged balance of $295.3 million and $313.5 million at December 31, 2018 and 2017, respectively.
The following table shows the maturity schedule of the FHLB advances as of December 31, 2018.

Maturing in:	(in thousands)
2019	$—
2020	10,000
2021	—
2022	25,252
2023	—
$35,252
The Company has a $10 million line of credit with a third party bank, bearing a variable rate of interest based on one-month LIBOR plus a margin, but subject to a floor rate, with quarterly payments of interest only. At December 31, 2018, the available line was $10 million and the rate was one-month LIBOR plus 2.25% with a 3.25% floor. The outstanding balance was zero at December 31, 2018 and 2017, and the line was not used during 2018 or 2017.
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

		Junior Subordinated Debentures
(in thousands)	Maturity Date	Par	12/31/2018 Unamortized Discount	12/31/2018 Carrying Value	12/31/2017 Carrying Value
2004 Nicolet Bankshares Statutory Trust(1)	7/15/2034	$6,186	$—	$6,186	$6,186
2005 Mid-Wisconsin Financial Services, Inc.(2)	12/15/2035	10,310	(3,371)	6,939	6,739
2006 Baylake Corp.(3)	9/30/2036	16,598	(4,120)	12,478	12,242
2004 First Menasha Bancshares, Inc.(4)	3/17/2034	5,155	(662)	4,493	4,449
Total		$38,249	$(8,153)	$30,096	$29,616

(1)	The interest rate is 8.00% fixed.

(2)
The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 4.22% and 3.02% as of December 31, 2018 and 2017, respectively.

(3)
The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of the three-month LIBOR plus 1.35%, adjusted quarterly. The interest rates were 4.15% and 3.04% as of December 31, 2018 and 2017, respectively.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

(4)
The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 2.79%, adjusted quarterly. The interest rate was 5.58% and 4.39% as of December 31, 2018 and 2017, respectively.

Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. At December 31, 2018 and 2017, $28.9 million and $28.5 million, respectively, of trust preferred securities qualify as Tier 1 capital.
Subordinates Notes: In 2015, the Company placed an aggregate of $12 million in subordinated Notes in private placements with certain accredited investors. All Notes were issued with 10-year maturities, have a fixed annual interest rate of 5% payable quarterly, are callable on or after the fifth anniversary of their respective issuances dates, and qualify for Tier 2 capital for regulatory purposes.
NOTE 10. EMPLOYEE AND DIRECTOR BENEFIT PLANS
The Company sponsors two deferred compensation plans, one for certain key management employees and another for directors. Under the management plan, which was amended in 2016, employees designated by the Board of Directors may elect to defer compensation and the Company may at its discretion make nonelective contributions on behalf of one or more eligible plan participants. Upon retirement, termination of employment or at their election, the employee shall become entitled to receive the deferred amounts plus earnings thereon. The liability for the cumulative employee contributions and earnings thereon at December 31, 2018 and 2017 totaled approximately $527,000 and $152,000, respectively, and is included in other liabilities on the consolidated balance sheets. The Company made nonelective contributions totaling $175,000 and $700,000 during 2018 and 2017, respectively, to selected recipients, to vest and be expensed ratably over four or five years from the date of grant.
Under the director plan, participating directors may defer up to 100% of their Board compensation towards the purchase of Company common stock at market prices on a quarterly basis that is held in a Rabbi Trust and distributed when each such participating director ends his or her board service. During 2018 and 2017, the director plan purchased 3,889 and 4,427 shares of Company common stock valued at approximately $213,000 and $229,000, respectively. Common stock valued at approximately $32,000 (and representing 600 shares) and $473,000 (and representing 9,900 shares) was distributed to past directors during 2018 and 2017, respectively. The common stock outstanding and the related director deferred compensation liability are offsetting components of the Company’s equity in the amount of $831,000 at December 31, 2018 and $636,000 at December 31, 2017 representing 26,070 shares and 22,853 shares, respectively.
The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 100% of salary compensation on either a pre-tax or after-tax basis, subject to certain IRS limits. Under the plan, the Company matches 100% of participating employee contributions up to 6% of the participant’s gross compensation. The Company contribution vests over five years. The Company can make additional annual discretionary profit sharing contributions, as determined by the Board of Directors. During 2018, 2017 and 2016, the Company’s 401(k) expense was approximately $1.8 million, $2.0 million (including a $0.5 million profit sharing contribution), and $1.2 million, respectively. During 2016, the plan was amended and participants can no longer elect to buy Company common stock within their 401(k) portfolio.
NOTE 11. STOCK-BASED COMPENSATION
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors. The Company's stock-based compensation plans at December 31, 2018 are described below.
2011 Long-Term Incentive Plan ("2011 LTIP"): The Company’s 2011 LTIP, as subsequently amended with shareholder approval, has reserved 1,500,000 shares of the Company's common stock for potential stock-based awards. This plan provides for certain stock-based awards such as, but not limited to, stock options, stock appreciation rights and restricted common stock, as well as cash performance awards. As of December 31, 2018, approximately 127,000 shares were available for grant under this plan.
2002 Stock Incentive Plan: The Company’s 2002 Stock Incentive Plan, as subsequently amended with shareholder approval, reserved a total of 1,175,000 shares of the Company's common stock for potential stock options. This plan became fully utilized in 2012 and no further awards may be granted under this plan.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Acquired Equity Incentive Plan: In 2016, the Company assumed sponsorship of an equity incentive plan of an acquired company to allow for that company's already granted awards that became exercisable upon acquisition to be honored. No further awards may be granted under this assumed plan.
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
A Black-Scholes model is utilized to estimate the fair value of stock options. See Note 1 for the Company’s accounting policy on stock-based compensation. The weighted average assumptions used in the model for valuing stock option grants were as follows.

	2018	2017	2016
Dividend yield	—%	—%	—%
Expected volatility	25%	25%	25%
Risk-free interest rate	2.61%	2.14%	1.52%
Expected average life	7 years	7 years	7 years
Weighted average per share fair value of options	$17.36	$15.80	$11.04
A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2015	746,004	$21.56
Granted	170,500	36.86
Options assumed in acquisition	91,701	21.03
Exercise of stock options *	(84,723)	20.98
Forfeited	(1,456)	21.71
Outstanding – December 31, 2016	922,026	$24.39	5.4	$21,483
Granted	949,500	49.93
Exercise of stock options *	(209,371)	18.15
Forfeited	(18,900)	35.36
Outstanding – December 31, 2017	1,643,255	$39.82	8.1	$24,525
Granted	15,500	52.76
Exercise of stock options *	(70,556)	21.52
Forfeited	(6,500)	39.43
Outstanding – December 31, 2018	1,581,699	$40.77	7.4	$13,825
Exercisable – December 31, 2018	599,011	$32.77	6.3	$9,798
*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements, and accordingly 6,411 shares, 85,422 shares, and 10,244 shares were surrendered during 2018, 2017, and 2016, respectively.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following options were outstanding at December 31, 2018.

	Number of Shares		Weighted Average Exercise Price		Weighted Average Remaining Life (Years)
	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable
$9.19 – $20.00	99,267	85,579	$16.39	$16.38	2.0	1.8
$20.01 – $25.00	202,268	160,468	23.77	23.77	5.8	5.8
$25.01 – $30.00	142,294	87,494	25.97	26.01	6.1	6.1
$30.01 – $40.00	180,370	77,070	35.95	35.41	7.4	7.3
$40.01 – $56.43	957,500	188,400	49.99	49.94	8.5	8.4
	1,581,699	599,011	$40.77	$32.77	7.4	6.3
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised in 2018, 2017, and 2016 was approximately $2.2 million, $7.5 million, and $1.3 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2015	36,690	$18.70
Granted	31,466	33.68
Vested *	(25,207)	23.58
Forfeited	—	—
Outstanding – December 31, 2016	42,949	$26.80
Granted	9,240	57.75
Vested *	(20,514)	29.87
Forfeited	(755)	16.50
Outstanding – December 31, 2017	30,920	$34.26
Granted	18,256	52.55
Vested *	(19,661)	43.58
Forfeited	(3)	16.50
Outstanding – December 31, 2018	29,512	$39.37
*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding at the minimum statutory withholding rate, and accordingly 3,948 shares, 5,266 shares, and 7,851 shares were surrendered during 2018, 2017, and 2016, respectively.
The Company recognized $4.7 million, $3.1 million and $1.6 million of stock-based compensation expense (included in personnel on the consolidated statements of income) during the years ended December 31, 2018, 2017, and 2016, respectively, associated with its common stock awards granted to officers and employees. In addition, during 2018, the Company recognized approximately $0.2 million of director expense (included in other expense on the consolidated statements of income) for a total restricted stock grant of 3,510 shares with immediate vesting to directors. As of December 31, 2018, there was approximately $12.9 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately three years. The Company recognized a tax benefit of approximately $0.2 million and $1.9 million for the years ended December 31, 2018 and 2017, respectively, for the tax impact of stock option exercises and vesting of restricted stock.
NOTE 12. STOCKHOLDERS' EQUITY
As of December 31, 2018, the Board of Directors has authorized the use of up to $54 million to repurchase up to 1,450,000 shares of outstanding common stock through our common stock repurchase program. During 2018, $22.2 million was utilized to repurchase and cancel nearly 408,100 common shares at a weighted average price of $54.35, bringing the life-to-date cumulative totals to $46.3 million to repurchase and cancel over 1.1 million common shares. As of December 31, 2018, there remained $7.7 million authorized under the repurchase program to be utilized from time-to-time to repurchase common shares in the open market, through block transactions or in private transactions.
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
NOTE 13. INCOME TAXES
The current and deferred amounts of income tax expense were as follows.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Current	$14,967	$10,952	$12,708
Deferred	(1,521)	4,430	(3,337)
Adjustment to the net deferred tax asset for the Tax Cuts and Jobs Act	—	885	—
Income tax expense	$13,446	$16,267	$9,371
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
The differences between the income tax expense recognized and the amount computed by applying the statutory federal income tax rate (21% for 2018 and 35% for 2017 and 2016) to the income before income taxes, less noncontrolling interest, for the years ended as indicated are included in the following table.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Tax on pretax income, less noncontrolling interest, at statutory rates	$11,441	$17,296	$9,742
State income taxes, net of federal effect	3,308	2,242	1,339
Tax-exempt interest income	(574)	(1,073)	(769)
Non-deductible interest disallowance	30	28	18
Increase in cash surrender value life insurance	(508)	(807)	(452)
Non-deductible business entertainment	156	168	106
Non-deductible merger expenses	—	65	18
Stock-based employee compensation	(50)	(62)	(35)
Adjustment to the net deferred tax asset for the Tax Cuts and Jobs Act	—	885	—
Deduction attributable to share-based payments	—	(1,854)	—
Other, net	(357)	(621)	(596)
Income tax expense	$13,446	$16,267	$9,371

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The net deferred tax asset includes the following amounts of deferred tax assets and liabilities.

(in thousands)	December 31, 2018	December 31, 2017
Deferred tax assets:
ALLL	$5,240	$7,806
Net operating loss carryforwards	2,202	2,694
Credit carryforwards	43	1,433
Compensation	2,408	1,818
Other	2,549	1,379
Other real estate	103	—
Unrealized loss on securities AFS	1,740	794
Total deferred tax assets	14,285	15,924
Deferred tax liabilities:
Premises and equipment	(821)	(954)
Prepaid expenses	(693)	(728)
Investment securities	(1,723)	(1,589)
Core deposit and other intangibles	(3,563)	(4,101)
Estimated section 382 limitation	—	(543)
Purchase accounting adjustments to liabilities	(2,011)	(2,113)
Other	(1,021)	(868)
Total deferred tax liabilities	(9,832)	(10,896)
Net deferred tax assets	$4,453	$5,028
A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2018 and 2017, no valuation allowance was determined to be necessary.
At December 31, 2018, the Company had a federal and state net operating loss carryforward of $4.2 million and $21.0 million, respectively. Of these amounts, the entire $4.2 million of federal net operating loss carryover and $18.8 million of the state net operating loss carryover were the result of the Company’s mergers with Mid-Wisconsin, Baylake, and First Menasha. The federal and state net operating loss carryovers resulting from the mergers have been included in the IRC section 382 limitation calculation and are being limited to the overall amount expected to be realized. The full $2.2 million state net operating loss carried over from the Company’s regular operations is expected to be utilized over the next 14 years and will not expire. The Company’s federal income tax returns are open and subject to examination from the 2015 tax return year and forward. The years open to examination by state and local government authorities varies by jurisdiction.
NOTE 14. COMMITMENTS AND CONTINGENCIES
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees, and standby letters of credit. Such commitments may involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets. See Note 1 for the Company’s accounting policy on commitments and contingencies.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance sheet instruments.
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	December 31, 2018	December 31, 2017
Commitments to extend credit	$721,098	$680,307
Financial standby letters of credit	8,571	8,783
Performance standby letters of credit	7,094	9,080

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments and the contractual amounts were $18.2 million and $6.0 million, respectively, at December 31, 2018. The fair value of these commitments was not material at December 31, 2018.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial-related commitments to extend credit represented 77% and 78% of the total year-end commitments for 2018 and 2017, respectively, and were predominantly commercial lines of credit that carry a term of one year or less. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Financial and performance standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Financial standby letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while performance standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Both of these guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount. If the commitment is funded, the Company would be entitled to seek recovery from the customer. At December 31, 2018 and 2017, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.
The Company has federal funds lines available with other financial institutions where funds may be borrowed on a short-term basis at the market rate in effect at the time of the borrowing. The total federal funds lines available as of December 31, 2018 and 2017 were $175 million and $158 million, respectively. At December 31, 2018 and 2017, the Company had no outstanding balance on these lines.
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.
NOTE 15. RELATED PARTY TRANSACTIONS
The Company conducts transactions, in the normal course of business, with its directors and officers, including companies in which they have a beneficial interest. It is the Company’s policy to comply with federal regulations that require that these transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable transactions to other persons. Related party loans totaled approximately $83.8 million and $67.7 million at December 31, 2018 and 2017, respectively.
As described in Note 1, the Company has a 50% ownership in a joint venture with the Firm in connection with the Company’s headquarters facility. The Firm is considered a related party, as one of its principals is a Board member and shareholder of the Company. The Bank incurred approximately $1.1 million in annual rent expense to the joint venture during 2018, 2017, and 2016.
In October 2013, the Company entered into a lease for a new branch location in a facility owned by a different member of the Company’s Board and incurred less than $120,000 annually of rent expense on this facility during 2018, 2017, and 2016. During 2018, this same Board member participated in a competitive bid for and was awarded the contract as general contractor for the reconstruction of a branch location. Total payments for this branch reconstruction were $956,000, of which at least 75% of these payments were passed through to various subcontractors.
In February 2016, the Company entered into a lease agreement for a non-branch location owned by a relative of a senior management team member and paid approximately $138,000, $138,000, and $100,000 in 2018, 2017, and 2016, respectively, to the company owned by the relative. This same relative, who is employed by the Company as a financial advisor, received approximately $657,000, $668,000, and $420,000 in 2018, 2017, and 2016, respectively, in compensation. Another relative of the same senior management team member, who is also employed by the Company as a financial advisor, received approximately $284,000, $257,000, and $400,000 in 2018, 2017, and 2016, respectively, in compensation.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 16. ASSET GAINS (LOSSES), NET
Components of the net gains (losses) on assets are as follows.

	Years Ended December 31,
(in thousands)	2018	2017	2016
Gains (losses) on sales of securities AFS, net	$(212)	$1,220	$78
Gains (losses) on equity securities, net	77	—	—
Gains on sales of OREO, net	1,032	258	666
Write-downs of OREO	(120)	(127)	—
Write-down of other investment	—	—	(500)
Gains (losses) on sales of other investments, net	187	—	—
Gains (losses) on sales or dispositions of other assets, net	205	678	(190)
Asset gains (losses), net	$1,169	$2,029	$54
NOTE 17. REGULATORY CAPITAL REQUIREMENTS
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and Bank’s financial statements.
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total, Tier 1 and common equity Tier 1 (“CET1”) capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Bank met all capital adequacy requirements to which they are subject as of December 31, 2018 and 2017.
As of December 31, 2018 and 2017, the most recent notifications from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the Bank’s category.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
December 31, 2018
Company
Total risk-based capital	$326,235	12.9%	$202,836	8.0%
Tier 1 risk-based capital	301,125	11.9	152,127	6.0
Common equity Tier 1 capital	271,435	10.7	114,095	4.5
Leverage	301,125	10.4	115,483	4.0
Bank
Total risk-based capital	$274,492	10.8%	$202,800	8.0%	$253,501	10.0%
Tier 1 risk-based capital	261,339	10.3	152,100	6.0	202,800	8.0
Common equity Tier 1 capital	261,339	10.3	114,075	4.5	164,775	6.5
Leverage	261,339	9.1	115,280	4.0	144,100	5.0
December 31, 2017
Company
Total risk-based capital	$299,043	12.8%	$186,475	8.0%
Tier 1 risk-based capital	274,469	11.8	139,856	6.0
Common equity Tier 1 capital	245,214	10.5	104,892	4.5
Leverage	274,469	10.0	109,298	4.0
Bank
Total risk-based capital	$267,165	11.5%	$186,606	8.0%	$233,257	10.0%
Tier 1 risk-based capital	254,512	10.9	139,954	6.0	186,606	8.0
Common equity Tier 1 capital	254,512	10.9	104,966	4.5	151,617	6.5
Leverage	254,512	9.3	109,226	4.0	136,532	5.0

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
Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal regulatory agencies. At December 31, 2018, the Bank had minimal capacity to pay dividends without seeking regulatory approval, as the Bank's 2018 dividends to the Company approximated its 2018 net income.
NOTE 18. FAIR VALUE MEASUREMENTS
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
The Company records and/or discloses financial instruments on a fair value basis. These financial assets and financial liabilities are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value. These levels are:

•	Level 1 - quoted market prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date

•	Level 2 - inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly

•	Level 3 – significant unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

In instances where the fair value measurement is based on inputs from different levels, the level within which the entire fair value measurement will be categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. This assessment of the significance of an input requires management judgment.
Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
December 31, 2018
U.S. government agency securities	$21,649	$—	$21,649	$—
State, county and municipals	160,526	—	160,460	66
Mortgage-backed securities	131,644	—	131,644	—
Corporate debt securities	86,325	—	77,901	8,424
Securities AFS	$400,144	$—	$391,654	$8,490
Other investments (equity securities) *	$2,650	$2,650	$—	$—
December 31, 2017
U.S. government agency securities	$26,209	$—	$26,209	$—
State, county and municipals	184,044	—	183,386	658
Mortgage-backed securities	155,532	—	155,529	3
Corporate debt securities	36,797	—	28,307	8,490
Equity securities *	2,571	2,571	—	—
Securities AFS	$405,153	$2,571	$393,431	$9,151
*Effective January 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income. As a result, the approximately $2.7 million current fair value of equity securities is now reflected within other investments on the consolidated balance sheets instead of securities AFS at December 31, 2018. Prior periods have not been restated for the impact of this accounting change. See Note 1 for additional information on this new accounting standard and see Note 3 additional information on the impact to securities AFS.
The following is a description of the valuation methodologies used by the Company for the Securities AFS and equity securities measured at fair value on a recurring basis, noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private municipal bonds and corporate debt securities, which include trust preferred security investments. At December 31, 2018 and 2017, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.
The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Years Ended
Level 3 Fair Value Measurements:	December 31, 2018	December 31, 2017
Balance at beginning of year	$9,151	$9,108
Acquired balances	—	189
Paydowns/Sales/Settlements	(661)	(146)
Balance at end of year	$8,490	$9,151

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
December 31, 2018
Impaired loans	$9,939	$—	$—	$9,939
OREO	420	—	—	420
MSR asset	6,347	—	—	6,347
December 31, 2017
Impaired loans	$17,058	$—	$—	$17,058
OREO	1,294	—	—	1,294
MSR asset	4,097	—	—	4,097
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
Financial instruments:
The carrying amounts and estimated fair values of the Company's financial instruments are shown below.

December 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$249,526	$249,526	$249,526	$—	$—
Certificates of deposit in other banks	993	993	—	993	—
Securities AFS	400,144	400,144	—	391,654	8,490
Other investments	17,997	17,997	2,650	13,189	2,158
Loans held for sale	1,639	1,662	—	1,662	—
Loans, net	2,153,028	2,139,322	—	—	2,139,322
BOLI	66,310	66,310	66,310	—	—
MSR asset	3,749	6,347	—	—	6,347
Financial liabilities:
Deposits	$2,614,138	$2,614,995	$—	$—	$2,614,995
Long-term borrowings	77,305	75,923	—	34,907	41,016

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

December 31, 2017
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$154,933	$154,933	$154,933	$—	$—
Certificates of deposit in other banks	1,746	1,746	—	1,746	—
Securities AFS	405,153	405,153	2,571	393,431	9,151
Other investments	14,837	14,837	—	13,142	1,695
Loans held for sale	4,666	4,750	—	4,750	—
Loans, net	2,075,272	2,068,382	—	—	2,068,382
BOLI	64,453	64,453	64,453	—	—
MSR asset	3,187	4,097	—	—	4,097
Financial liabilities:
Deposits	$2,471,064	$2,469,456	$—	$—	$2,469,456
Long-term borrowings	78,046	77,029	—	36,510	40,519
The carrying value of certain assets and liabilities such as cash and cash equivalents, BOLI, nonmaturing deposits, and short-term borrowings, approximate their estimated fair value. For those financial instruments not previously disclosed, the following is a description of the valuation methodologies used.
Certificates of deposits in other banks: Fair values are estimated using discounted cash flow analysis based on current interest rates being offered by instruments with similar terms and represents a Level 2 measurement.
Other investments: The valuation methodologies utilized for the exchange-traded equity securities are discussed under "Recurring basis fair value measurements" above. The carrying amount of Federal Reserve Bank, Bankers Bank, Federal Agricultural Mortgage Corporation, and FHLB stock is a reasonably accepted fair value estimate given their restricted nature. Fair value is the redeemable (carrying) value based on the redemption provisions of the instruments which is considered a Level 2 measurement. The carrying amount of the remaining other investments (particularly common stocks of companies or other banks that are not publicly traded) approximates their fair value, determined primarily by analysis of company financial statements and recent capital issuances of the respective companies or banks, if any, and represents a Level 3 measurement.
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
Deposits: The fair value of deposits with no stated maturity (such as demand deposits, savings, interest and noninterest checking, and money market accounts) is, by definition, equal to the amount payable on demand at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market place on certificates of similar remaining maturities. Use of internal discounted cash flows provides a Level 3 fair value measurement.
Long-term borrowings: The fair value of the FHLB advances is obtained from the FHLB which uses a discounted cash flow analysis based on current market rates of similar maturity debt securities and represents a Level 2 measurement. The fair values of the junior subordinated debentures and subordinated notes utilize a discounted cash flow analysis based on an estimate of current interest rates being offered by instruments with similar terms and credit quality. Since the market for these instruments is limited, the internal valuation represents a Level 3 measurement.
Lending-related commitments: At December 31, 2018 and 2017, the estimated fair value of letters of credit, interest rate lock commitments on residential mortgage loans, and outstanding mandatory commitments to sell residential mortgage loans into the secondary market were not significant.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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
NOTE 19. PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed parent company only financial statements of Nicolet Bankshares, Inc. follow.

Balance Sheets	December 31,
(in thousands)	2018	2017
Assets
Cash and due from subsidiary	$45,279	$28,026
Investments	4,500	4,021
Investments in subsidiaries	384,839	379,640
Goodwill	(3,266)	(3,266)
Other assets	53	147
Total assets	$431,405	$408,568
Liabilities and Stockholders’ Equity
Junior subordinated debentures	$30,096	$29,616
Subordinated notes	11,957	11,921
Other liabilities	2,743	2,853
Stockholders’ equity	386,609	364,178
Total liabilities and stockholders’ equity	$431,405	$408,568

Statements of Income	Years Ended December 31,
(in thousands)	2018	2017	2016
Interest income	$52	$46	$58
Interest expense	2,844	2,415	1,951
Net interest expense	(2,792)	(2,369)	(1,893)
Dividend income from subsidiaries	40,775	32,000	35,500
Operating expense	(364)	(369)	(202)
Gain (loss) on investments, net	265	1,411	(500)
Income tax benefit	305	1,329	833
Earnings before equity in undistributed income (loss) of subsidiaries	38,189	32,002	33,738
Equity in undistributed income (loss) of subsidiaries	2,847	1,148	(15,276)
Net income attributable to Nicolet Bankshares, Inc.	$41,036	$33,150	$18,462

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Statements of Cash Flows	Years Ended December 31,
(in thousands)	2018	2017	2016
Cash Flows From Operating Activities:
Net income attributable to Nicolet Bankshares, Inc.	$41,036	$33,150	$18,462
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts	515	501	353
(Gain) loss on investments, net	(265)	(1,411)	500
Change in other assets and liabilities, net	(25)	(1,384)	395
Equity in undistributed (income) loss of subsidiaries, net of dividends	(2,847)	(1,148)	15,276
Net cash provided by operating activities	38,414	29,708	34,986
Cash Flows from Investing Activities:
Proceeds from sale of investments	708	317	565
Purchases of investments	(920)	—	—
Net cash paid in business combinations	—	(19,287)	(608)
Net cash used in investing activities	(212)	(18,970)	(43)
Cash Flows From Financing Activities:
Purchase and retirement of common stock	(22,749)	(15,007)	(5,201)
Proceeds from issuance of common stock, net	1,800	4,030	1,900
Capitalized issuance costs, net	—	—	(260)
Repayment of long-term borrowings	—	—	(3,916)
Redemption of preferred stock	—	—	(12,200)
Cash dividends paid on preferred stock	—	—	(633)
Net cash used in financing activities	(20,949)	(10,977)	(20,310)
Net increase (decrease) in cash and due from subsidiary	17,253	(239)	14,633
Beginning cash and due from subsidiary	28,026	28,265	13,632
Ending cash and due from subsidiary	$45,279	$28,026	$28,265
NOTE 20. EARNINGS PER COMMON SHARE
See Note 1 for the Company’s accounting policy on earnings per common share. Earnings per common share and related information are summarized as follows.

	Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Net income attributable to Nicolet Bankshares, Inc.	$41,036	$33,150	$18,462
Less preferred stock dividends	—	—	633
Net income available to common shareholders	$41,036	$33,150	$17,829
Weighted average common shares outstanding	9,640	9,440	7,158
Effect of dilutive common stock awards	316	518	356
Diluted weighted average common shares outstanding	9,956	9,958	7,514
Basic earnings per common share	$4.26	$3.51	$2.49
Diluted earnings per common share	$4.12	$3.33	$2.37
Options to purchase approximately 0.1 million shares outstanding for the years ended December 31, 2018 and 2017, are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. There were no options to purchase shares that were excluded from the calculation of diluted earnings per share for the year ended December 31, 2016.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 21. REVENUE RECOGNITION
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Nicolet Bankshares, Inc.
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Nicolet Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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
March 8, 2019

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, management, under the supervision, and with the participation, of our Chief Executive Officer and President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of such evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to Nicolet that is required to be included in Nicolet’s periodic filings with the SEC. During the fourth quarter of 2018 there were no significant changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018, was effective.
Porter Keadle Moore, LLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 is included under the heading “Report of Independent Registered Public Accounting Firm.”
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
The remaining information required in Part III, Item 10 is incorporated by reference to the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required in Part III, Item 11 is incorporated by reference to the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required in Part III, Item 12 is incorporated by reference to the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in Part III, Item 13 is incorporated by reference to the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in Part III, Item 14 is incorporated by reference to the registrant’s definitive proxy statement for the 2019 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger Agreement by and between Nicolet Bankshares, Inc. and Baylake Corp., dated September 8, 2015. (1)
2.2	Agreement and Plan of Merger Agreement by and between Nicolet Bankshares, Inc. and First Menasha Bancshares, Inc., dated November 3, 2016. (2)
3.1	Amended and Restated Articles of Incorporation of Nicolet Bankshares, Inc. (3)
3.2	Amended and Restated Bylaws of Nicolet Bankshares, Inc. (4)
4.1	Form of Common Stock Certificate of Nicolet Bankshares, Inc. (5)
4.7	Form of Subordinated Note. (6)
10.1	[Reserved]
10.2	[Reserved]
10.3	[Reserved]
10.4†	Nicolet Bankshares, Inc. 2002 Stock Incentive Plan, as amended, and forms of award documents. (7)
10.5†
Nicolet Bankshares, Inc. 2011 Long Term Incentive Plan, as amended and restated effective April 29, 2016 and approved by the shareholders of Nicolet Bankshares, Inc. on August 10, 2016 and forms of award documents. (8)

10.6†	Nicolet National Bank 2002 Deferred Compensation Plan, as amended. (11)
10.7†	Nicolet National Bank 2009 Deferred Compensation Plan for Non-Employee Directors. (5)
10.8†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Michael E. Daniels.
10.9†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Robert B. Atwell.
10.10	Lease, dated May 31, 2000, between Washington Square Green Bay, LLC and Green Bay Financial Corporation D/B/A Nicolet National Bank, as amended. (5)
10.11	[Reserved]
10.12†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Ann K. Lawson.
10.13†	Nicolet Bankshares, Inc. 2010 Equity Incentive Plan (formerly the Baylake Corp. 2010 Equity Incentive Plan), and forms of award documents. (9)
10.14	[Reserved]
10.15†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Eric J. Witczak.
10.16†	Nicolet Bankshares, Inc. Employee Stock Purchase Plan. (10)
10.17†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Brad V. Hutjens.
21.1	Subsidiaries of Nicolet Bankshares, Inc.
23.1	Consent of Porter Keadle Moore, LLC.
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
The following material from Nicolet’s Form 10-K Report for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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
(6) Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2015 (File No. 333-90052).
(7) Incorporated by reference to the Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 9, 2015 (File No. 333-90052).
(8) Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed June 30, 2016.
(9) Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016 (File No. 001-37700).
(10) Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed March 7, 2018.
(11) Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 10, 2017 (File No. 001-37700).

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICOLET BANKSHARES, INC.

March 8, 2019	By:	/s/ Robert B. Atwell
Robert B. Atwell, Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
March 8, 2019

/s/ Robert B. Atwell	/s/ Thomas L. Herlache
Robert B. Atwell	Thomas L. Herlache
Chairman, President and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ Ann K. Lawson	/s/ Andrew F. Hetzel, Jr.
Ann K. Lawson	Andrew F. Hetzel, Jr.
Chief Financial Officer	Director
(Principal Financial and Accounting Officer)

/s/ Michael E. Daniels	/s/ Donald J. Long, Jr.
Michael E. Daniels	Donald J. Long, Jr.
Director, Executive Vice President and Secretary	Director

/s/ Robert W. Agnew	/s/ Dustin J. McClone
Robert W. Agnew	Dustin J. McClone
Director	Director

/s/ Rachel Campos-Duffy	/s/ Susan L. Merkatoris
Rachel Campos-Duffy	Susan L. Merkatoris
Director	Director

/s/ John N. Dykema	/s/ Randy J. Rose
John N. Dykema	Randy J. Rose
Director	Director

/s/ Terrence R. Fulwiler	/s/ Oliver Pierce Smith
Terrence R. Fulwiler	Oliver Pierce Smith
Director	Director

/s/ Christopher J. Ghidorzi	/s/ Robert J. Weyers
Christopher J. Ghidorzi	Robert J. Weyers
Director	Director

/s/ Michael J. Gilson
Michael J. Gilson
Director