Form 10-Q
period 2019-03-31
NICOLET BANKSHARES INC
filed 2019-05-03
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to
Commission file number: 001-37700
NICOLET BANKSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

WISCONSIN (State or Other Jurisdiction of Incorporation or Organization)	47-0871001 (I.R.S. Employer Identification No.)

111 North Washington Street Green Bay, Wisconsin (Address of Principal Executive Offices)	54301 (Zip Code)

(920) 430-1400 (Registrant’s Telephone Number, Including Area Code)

N/A (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NCBS	The NASDAQ Stock Market LLC
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2019 there were 9,397,147 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$51,896	$85,896
Interest-earning deposits	102,865	163,630
Cash and cash equivalents	154,761	249,526
Certificates of deposit in other banks	992	993
Securities available for sale (“AFS”), at fair value	407,693	400,144
Other investments	18,219	17,997
Loans held for sale	1,831	1,639
Loans	2,189,688	2,166,181
Allowance for loan losses ("ALLL")	(13,370)	(13,153)
Loans, net	2,176,318	2,153,028
Premises and equipment, net	49,443	48,173
Bank owned life insurance (“BOLI”)	66,769	66,310
Goodwill and other intangibles, net	123,254	124,307
Accrued interest receivable and other assets	41,811	34,418
Total assets	$3,041,091	$3,096,535

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$696,111	$753,065
Interest-bearing deposits	1,842,375	1,861,073
Total deposits	2,538,486	2,614,138
Long-term borrowings	77,369	77,305
Accrued interest payable and other liabilities	25,643	17,740
Total liabilities	2,641,498	2,709,183

Stockholders’ Equity:
Common stock	94	95
Additional paid-in capital	244,063	247,790
Retained earnings	154,631	144,364
Accumulated other comprehensive loss	(21)	(5,640)
Total Nicolet Bankshares, Inc. stockholders’ equity	398,767	386,609
Noncontrolling interest	826	743
Total stockholders’ equity and noncontrolling interest	399,593	387,352
Total liabilities, noncontrolling interest and stockholders’ equity	$3,041,091	$3,096,535

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	9,430,851	9,495,265
Common shares issued	9,455,955	9,524,777
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Interest income:
Loans, including loan fees	$29,968	$28,454
Investment securities:
Taxable	1,633	1,342
Tax-exempt	549	588
Other interest income	1,009	401
Total interest income	33,159	30,785
Interest expense:
Deposits	4,777	3,089
Short-term borrowings	—	3
Long-term borrowings	907	819
Total interest expense	5,684	3,911
Net interest income	27,475	26,874
Provision for loan losses	200	510
Net interest income after provision for loan losses	27,275	26,364
Noninterest income:
Trust services fee income	1,468	1,606
Brokerage fee income	1,810	1,604
Mortgage income, net	1,203	1,080
Service charges on deposit accounts	1,170	1,190
Card interchange income	1,420	1,243
BOLI income	459	442
Asset gains (losses), net	172	204
Other income	1,484	1,455
Total noninterest income	9,186	8,824
Noninterest expense:
Personnel	12,537	12,492
Occupancy, equipment and office	3,750	3,787
Business development and marketing	1,281	1,342
Data processing	2,355	2,320
Intangibles amortization	1,053	1,182
Other expense	1,783	1,519
Total noninterest expense	22,759	22,642
Income before income tax expense	13,702	12,546
Income tax expense	3,352	2,908
Net income	10,350	9,638
Less: Net income attributable to noncontrolling interest	83	61
Net income attributable to Nicolet Bankshares, Inc.	$10,267	$9,577
Earnings per common share:
Basic	$1.09	$0.98
Diluted	$1.05	$0.94
Weighted average common shares outstanding:
Basic	9,461,485	9,765,375
Diluted	9,758,351	10,224,788
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$10,350	$9,638
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses) arising during the period	7,711	(4,658)
Reclassification adjustment for net (gains) losses included in income	(13)	—
Income tax (expense) benefit	(2,079)	1,257
Total other comprehensive income (loss)	5,619	(3,401)
Comprehensive income	$15,969	$6,237
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2017	$98	$263,835	$102,391	$(2,146)	$701	$364,879
Comprehensive income:
Net income	—	—	9,577	—	61	9,638
Other comprehensive income (loss)	—	—	—	(3,401)	—	(3,401)
Stock-based compensation expense	—	1,220	—	—	—	1,220
Exercise of stock options, net	—	427	—	—	—	427
Issuance of common stock	—	51	—	—	—	51
Purchase and retirement of common stock	(1)	(8,063)	—	—	—	(8,064)
Distribution to noncontrolling interest	—	—	—	—	(99)	(99)
Adoption of new accounting pronouncement	—	—	937	(937)	—	—
Balance, March 31, 2018	$97	$257,470	$112,905	$(6,484)	$663	$364,651

Balance, December 31, 2018	$95	$247,790	$144,364	$(5,640)	$743	$387,352
Comprehensive income:
Net income	—	—	10,267	—	83	10,350
Other comprehensive income (loss)	—	—	—	5,619	—	5,619
Stock-based compensation expense	—	1,108	—	—	—	1,108
Exercise of stock options, net	—	698	—	—	—	698
Issuance of common stock	—	148	—	—	—	148
Purchase and retirement of common stock	(1)	(5,681)	—	—	—	(5,682)
Balance, March 31, 2019	$94	$244,063	$154,631	$(21)	$826	$399,593
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$10,350	$9,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	1,108	1,741
Provision for loan losses	200	510
Increase in cash surrender value of life insurance	(459)	(442)
Stock-based compensation expense	1,108	1,220
Asset (gains) losses, net	(172)	(204)
Gain on sale of loans held for sale, net	(1,102)	(905)
Proceeds from sale of loans held for sale	37,338	47,396
Origination of loans held for sale	(36,747)	(49,808)
Net change in:
Accrued interest receivable and other assets	(1,748)	(985)
Accrued interest payable and other liabilities	421	(105)
Net cash provided by operating activities	10,297	8,056
Cash Flows From Investing Activities:
Net increase in loans	(21,728)	(11,313)
Net decrease in certificates of deposit in other banks	1	498
Purchases of securities AFS	(19,064)	(15,901)
Proceeds from sales of securities AFS	8,076	—
Proceeds from calls and maturities of securities AFS	10,636	11,835
Purchases of other investments	(63)	(36)
Net increase in premises and equipment	(2,368)	(400)
Net increase in other real estate and other assets	—	(15)
Net cash used in investing activities	(24,510)	(15,332)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(75,652)	294,105
Repayments of long-term borrowings	(64)	(1,062)
Purchase and retirement of common stock	(5,682)	(8,064)
Proceeds from issuance of common stock	148	478
Proceeds from exercise of stock options	698	—
Distribution to noncontrolling interest	—	(99)
Net cash provided by (used in) financing activities	(80,552)	285,358
Net increase (decrease) in cash and cash equivalents	(94,765)	278,082
Cash and cash equivalents:
Beginning	249,526	154,933
Ending *	$154,761	$433,015
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,466	$3,956
Cash paid for taxes	—	54
Transfer of loans and bank premises to other real estate owned	—	32
Capitalized mortgage servicing rights	319	103
Initial recognition of operating lease right of use asset	5,403	—
Initial recognition of operating lease liability	5,403	—
* Cash and cash equivalents include restricted cash of $9.0 million and $7.5 million at March 31, 2019 and 2018, respectively, for the reserve balance required with the Federal Reserve Bank.
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
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Developments Adopted
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging transactions. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the updated guidance effective January 1, 2019 with no material impact on its consolidated financial statements, because the Company does not have any significant derivatives and does not currently apply hedge accounting to derivatives.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), with several subsequent updates. Topic 842 introduced a new accounting model for lessors and lessees. For lessees, almost all leases are now recognized on the balance sheet as a right-of-use ("ROU") asset and lease liability, unlike previous GAAP which required only capital leases to be recognized on the balance sheet. The accounting applied by lessors is largely unchanged from existing guidance. Topic 842 also requires additional disclosures concerning the amount, timing and uncertainty of cash flows arising from leases. The updated guidance is effective for annual reporting periods beginning after December 15, 2018, and provides a modified retrospective transition approach that allows lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption (the "effective date" method), with the option to elect certain practical expedients. Nicolet adopted the new guidance prospectively as of January 1, 2019, using the effective date method; thus, prior comparative periods have not been restated.
Upon adoption, Nicolet recognized an ROU asset and lease liability of approximately $5 million. There was no impact to its consolidated statements of income or cash flows compared to the prior lease accounting model. The ROU asset and lease liability are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. As part of the adoption, Nicolet elected the package of practical expedients permitted under the transition guidance of the new standard which allowed the carry forward of the historical lease classification. Nicolet also elected the practical expedient to group lease and non-lease components as a single lease component; thus, the Company's leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common area or other maintenance costs). See Note 9 for the new disclosures required by Topic 842.
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
Reclassifications
Certain amounts in the 2018 consolidated financial statements have been reclassified to conform to the 2019 presentation.
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

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
Net income attributable to Nicolet Bankshares, Inc.	$10,267	$9,577
Weighted average common shares outstanding	9,461	9,765
Effect of dilutive common stock awards	297	460
Diluted weighted average common shares outstanding	9,758	10,225
Basic earnings per common share*	$1.09	$0.98
Diluted earnings per common share*	$1.05	$0.94
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
For the three months ended March 31, 2019 and 2018, options to purchase approximately 0.1 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.
Note 3 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors. At March 31, 2019, approximately 129,000 shares were available for grant under these stock-based compensation plans.
A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants were as follows. There were no stock options granted during the three months ended March 31, 2019.

	Three Months Ended March 31,
	2019	2018
Dividend yield	—%	—%
Expected volatility	—%	25%
Risk-free interest rate	—%	2.48%
Expected average life	0 years	7 years
Weighted average per share fair value of options	$—	$17.60

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2018	1,581,699	$40.77
Granted	—	—
Exercise of stock options *	(32,623)	21.41
Forfeited	(2,938)	25.44
Outstanding - March 31, 2019	1,546,138	$41.20	7.2	$28,445
Exercisable - March 31, 2019	597,788	$33.14	6.1	$15,816
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the three months ended March 31, 2019, no such shares were surrendered to the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the three months ended March 31, 2019 and 2018 was approximately $1.1 million and $0.7 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2018	$39.37	29,512
Granted	—	—
Vested *	34.75	(4,000)
Forfeited	16.50	(408)
Outstanding - March 31, 2019	$40.48	25,104
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 1,373 shares were surrendered during the three months ended March 31, 2019.
The Company recognized approximately $1.1 million and $1.2 million of stock-based compensation expense (included in personnel on the consolidated statements of income) during the three months ended March 31, 2019 and 2018, respectively, associated with its common stock awards granted to officers and employees. As of March 31, 2019, there was approximately $11.9 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately three years.
Note 4 – Securities Available for Sale
Amortized cost and fair value of securities available for sale are summarized as follows.

	March 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$16,596	$—	$208	$16,388
State, county and municipals	158,652	248	1,355	157,545
Mortgage-backed securities	147,721	1,277	1,487	147,511
Corporate debt securities	84,753	1,598	102	86,249
Total	$407,722	$3,123	$3,152	$407,693

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$22,467	$—	$818	$21,649
State, county and municipals	163,702	76	3,252	160,526
Mortgage-backed securities	134,350	328	3,034	131,644
Corporate debt securities	87,352	66	1,093	86,325
Total	$407,871	$470	$8,197	$400,144
The following table represents gross unrealized losses and the related estimated fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	March 31, 2019
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$—	$—	$16,388	$208	$16,388	$208	3
State, county and municipals	4,428	8	114,613	1,347	119,041	1,355	340
Mortgage-backed securities	10,311	16	82,041	1,471	92,352	1,487	190
Corporate debt securities	—	—	5,999	102	5,999	102	3
Total	$14,739	$24	$219,041	$3,128	$233,780	$3,152	536

	December 31, 2018
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$—	$—	$21,649	$818	$21,649	$818	3
State, county and municipals	16,136	98	130,975	3,154	147,111	3,252	440
Mortgage-backed securities	20,568	132	89,189	2,902	109,757	3,034	204
Corporate debt securities	51,592	677	9,757	416	61,349	1,093	33
Total	$88,296	$907	$251,570	$7,290	$339,866	$8,197	680
As of March 31, 2019, the Company does not consider its securities AFS with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the three months ended March 31, 2019 or 2018.
The amortized cost and fair value of securities AFS by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; as this is particularly inherent in mortgage-backed securities, these securities are not included in the maturity categories below.

	March 31, 2019
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$20,418	$20,401
Due in one year through five years	181,031	181,210
Due after five years through ten years	52,144	51,918
Due after ten years	6,408	6,653
	260,001	260,182
Mortgage-backed securities	147,721	147,511
Securities AFS	$407,722	$407,693

Proceeds and realized gains / losses from the sale of securities AFS were as follows.

	Three Months Ended March 31,
(in thousands)	2019	2018
Gross gains	$133	$—
Gross losses	(120)	—
Gains (losses) on sales of securities AFS, net	$13	$—
Proceeds from sales of securities AFS	$8,076	$—
Note 5 – Loans, Allowance for Loan Losses, and Credit Quality
The loan composition is summarized as follows.

	March 31, 2019		December 31, 2018
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$711,505	32%	$684,920	32%
Owner-occupied commercial real estate (“CRE”)	439,440	20	441,353	20
Agricultural (“AG”) production	35,143	2	35,625	2
AG real estate	53,935	2	53,444	2
CRE investment	342,343	16	343,652	16
Construction & land development	82,308	4	80,599	4
Residential construction	34,425	2	30,926	1
Residential first mortgage	350,661	16	357,841	17
Residential junior mortgage	113,628	5	111,328	5
Retail & other	26,300	1	26,493	1
Loans	2,189,688	100%	2,166,181	100%
Less allowance for loan losses (“ALLL”)	13,370		13,153
Loans, net	$2,176,318		$2,153,028
Allowance for loan losses to loans	0.61%		0.61%
As a further breakdown, loans are summarized by originated and acquired as follows.

	March 31, 2019				December 31, 2018
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$594,419	39%	$117,086	18%	$568,100	38%	$116,820	17%
Owner-occupied CRE	290,387	19	149,053	22	283,531	19	157,822	23
AG production	10,934	1	24,209	4	11,113	1	24,512	4
AG real estate	32,868	2	21,067	3	31,374	2	22,070	3
CRE investment	171,009	11	171,334	26	171,087	12	172,565	25
Construction & land development	68,396	5	13,912	2	66,478	4	14,121	2
Residential construction	34,310	2	115	—	30,926	2	—	—
Residential first mortgage	219,115	14	131,546	20	220,368	15	137,473	20
Residential junior mortgage	82,860	5	30,768	5	78,379	5	32,949	5
Retail & other	24,243	2	2,057	—	23,809	2	2,684	1
Loans	1,528,541	100%	661,147	100%	1,485,165	100%	681,016	100%
Less ALLL	11,669		1,701		11,448		1,705
Loans, net	$1,516,872		$659,446		$1,473,717		$679,311
ALLL to loans	0.76%		0.26%		0.77%		0.25%
As a percent of total loans	70%		30%		69%		31%
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

A roll forward of the allowance for loan losses is summarized as follows.

	Three Months Ended		Year Ended
(in thousands)	March 31, 2019	March 31, 2018	December 31, 2018
Beginning balance	$13,153	$12,653	$12,653
Provision for loan losses	200	510	1,600
Charge-offs	(10)	(430)	(1,213)
Recoveries	27	32	113
Net (charge-offs) recoveries	17	(398)	(1,100)
Ending balance	$13,370	$12,765	$13,153
The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment.

	TOTAL – Three Months Ended March 31, 2019
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$5,271	$2,847	$121	$301	$1,470	$510	$211	$1,646	$472	$304	$13,153
Provision	(49)	20	120	19	77	11	22	(20)	19	(19)	200
Charge-offs	—	—	—	—	—	—	—	—	—	(10)	(10)
Recoveries	16	1	—	—	—	—	—	—	2	8	27
Net (charge-offs) recoveries	16	1	—	—	—	—	—	—	2	(2)	17
Ending balance	$5,238	$2,868	$241	$320	$1,547	$521	$233	$1,626	$493	$283	$13,370
As % of ALLL	39.2%	21.5%	1.8%	2.4%	11.6%	3.9%	1.7%	12.2%	3.7%	2.0%	100.0%
ALLL:
Individually evaluated	$—	$—	$152	$—	$—	$—	$—	$—	$—	$—	$152
Collectively evaluated	5,238	2,868	89	320	1,547	521	233	1,626	493	283	13,218
Ending balance	$5,238	$2,868	$241	$320	$1,547	$521	$233	$1,626	$493	$283	$13,370
Loans:
Individually evaluated	$3,973	$3,041	$1,100	$950	$1,670	$578	$—	$2,675	$230	$12	$14,229
Collectively evaluated	707,532	436,399	34,043	52,985	340,673	81,730	34,425	347,986	113,398	26,288	2,175,459
Total loans	$711,505	$439,440	$35,143	$53,935	$342,343	$82,308	$34,425	$350,661	$113,628	$26,300	$2,189,688
Less ALLL	5,238	2,868	241	320	1,547	521	233	1,626	493	283	13,370
Net loans	$706,267	$436,572	$34,902	$53,615	$340,796	$81,787	$34,192	$349,035	$113,135	$26,017	$2,176,318

As a further breakdown, the ALLL is summarized by originated and acquired as follows.

	Originated – Three Months Ended March 31, 2019
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,683	$2,439	$110	$255	$1,230	$431	$211	$1,400	$408	$281	$11,448
Provision	(46)	32	118	18	88	13	(12)	(8)	20	(18)	205
Charge-offs	—	—	—	—	—	—	—	—	—	(10)	(10)
Recoveries	16	1	—	—	—	—	—	—	1	8	26
Net (charge-offs) recoveries	16	1	—	—	—	—	—	—	1	(2)	16
Ending balance	$4,653	$2,472	$228	$273	$1,318	$444	$199	$1,392	$429	$261	$11,669
As % of ALLL	39.9%	21.2%	2.0%	2.3%	11.3%	3.8%	1.7%	11.9%	3.7%	2.2%	100.0%
ALLL:
Individually evaluated	$—	$—	$152	$—	$—	$—	$—	$—	$—	$—	$152
Collectively evaluated	4,653	2,472	76	273	1,318	444	199	1,392	429	261	11,517
Ending balance	$4,653	$2,472	$228	$273	$1,318	$444	$199	$1,392	$429	$261	$11,669
Loans:
Individually evaluated	$1,210	$1,890	$1,100	$893	$—	$—	$—	$—	$—	$—	$5,093
Collectively evaluated	593,209	288,497	9,834	31,975	171,009	68,396	34,310	219,115	82,860	24,243	1,523,448
Total loans	$594,419	$290,387	$10,934	$32,868	$171,009	$68,396	$34,310	$219,115	$82,860	$24,243	$1,528,541
Less ALLL	4,653	2,472	228	273	1,318	444	199	1,392	429	261	11,669
Net loans	$589,766	$287,915	$10,706	$32,595	$169,691	$67,952	$34,111	$217,723	$82,431	$23,982	$1,516,872

	Acquired – Three Months Ended March 31, 2019
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$588	$408	$11	$46	$240	$79	$—	$246	$64	$23	$1,705
Provision	(3)	(12)	2	1	(11)	(2)	34	(12)	(1)	(1)	(5)
Charge-offs	—	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	1	—	1
Net (charge-offs) recoveries	—	—	—	—	—	—	—	—	1	—	1
Ending balance	$585	$396	$13	$47	$229	$77	$34	$234	$64	$22	$1,701
As % of ALLL	34.4%	23.3%	0.8%	2.8%	13.5%	4.5%	2.0%	13.8%	3.8%	1.1%	100.0%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	585	396	13	47	229	77	34	234	64	22	1,701
Ending balance	$585	$396	$13	$47	$229	$77	$34	$234	$64	$22	$1,701
Loans:
Individually evaluated	$2,763	$1,151	$—	$57	$1,670	$578	$—	$2,675	$230	$12	$9,136
Collectively evaluated	114,323	147,902	24,209	21,010	169,664	13,334	115	128,871	30,538	2,045	652,011
Total loans	$117,086	$149,053	$24,209	$21,067	$171,334	$13,912	$115	$131,546	$30,768	$2,057	$661,147
Less ALLL	585	396	13	47	229	77	34	234	64	22	1,701
Net loans	$116,501	$148,657	$24,196	$21,020	$171,105	$13,835	$81	$131,312	$30,704	$2,035	$659,446

For comparison purposes, the following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment for the prior year-end period.

	TOTAL – Year Ended December 31, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,934	$2,607	$129	$296	$1,388	$726	$251	$1,609	$488	$225	$12,653
Provision	1,107	300	(8)	5	119	(216)	(40)	117	(51)	267	1,600
Charge-offs	(813)	(74)	—	—	(37)	—	—	(85)	—	(204)	(1,213)
Recoveries	43	14	—	—	—	—	—	5	35	16	113
Net (charge-offs) recoveries	(770)	(60)	—	—	(37)	—	—	(80)	35	(188)	(1,100)
Ending balance	$5,271	$2,847	$121	$301	$1,470	$510	$211	$1,646	$472	$304	$13,153
As % of ALLL	40.1%	21.6%	0.9%	2.3%	11.2%	3.9%	1.6%	12.5%	3.6%	2.3%	100.0%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	5,271	2,847	121	301	1,470	510	211	1,646	472	304	13,153
Ending balance	$5,271	$2,847	$121	$301	$1,470	$510	$211	$1,646	$472	$304	$13,153
Loans:
Individually evaluated	$2,927	$1,506	$—	$222	$1,686	$603	$—	$2,750	$233	$12	$9,939
Collectively evaluated	681,993	439,847	35,625	53,222	341,966	79,996	30,926	355,091	111,095	26,481	2,156,242
Total loans	$684,920	$441,353	$35,625	$53,444	$343,652	$80,599	$30,926	$357,841	$111,328	$26,493	$2,166,181
Less ALLL	5,271	2,847	121	301	1,470	510	211	1,646	472	304	13,153
Net loans	$679,649	$438,506	$35,504	$53,143	$342,182	$80,089	$30,715	$356,195	$110,856	$26,189	$2,153,028
As a further breakdown, the ALLL is summarized by originated and acquired as follows.

	Originated – Year Ended December 31, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,192	$2,115	$112	$235	$1,154	$628	$200	$1,297	$409	$200	$10,542
Provision	1,262	385	(2)	20	113	(197)	11	187	(31)	266	2,014
Charge-offs	(813)	(64)	—	—	(37)	—	—	(85)	—	(201)	(1,200)
Recoveries	42	3	—	—	—	—	—	1	30	16	92
Net (charge-offs) recoveries	(771)	(61)	—	—	(37)	—	—	(84)	30	(185)	(1,108)
Ending balance	$4,683	$2,439	$110	$255	$1,230	$431	$211	$1,400	$408	$281	$11,448
As % of ALLL	40.9%	21.3%	1.0%	2.2%	10.7%	3.8%	1.8%	12.2%	3.6%	2.5%	100.0%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	4,683	2,439	110	255	1,230	431	211	1,400	408	281	11,448
Ending balance	$4,683	$2,439	$110	$255	$1,230	$431	$211	$1,400	$408	$281	$11,448
Loans:
Individually evaluated	$227	$321	$—	$—	$—	$—	$—	$—	$—	$—	$548
Collectively evaluated	567,873	283,210	11,113	31,374	171,087	66,478	30,926	220,368	78,379	23,809	1,484,617
Total loans	$568,100	$283,531	$11,113	$31,374	$171,087	$66,478	$30,926	$220,368	$78,379	$23,809	$1,485,165
Less ALLL	4,683	2,439	110	255	1,230	431	211	1,400	408	281	11,448
Net loans	$563,417	$281,092	$11,003	$31,119	$169,857	$66,047	$30,715	$218,968	$77,971	$23,528	$1,473,717

	Acquired – Year Ended December 31, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$742	$492	$17	$61	$234	$98	$51	$312	$79	$25	$2,111
Provision	(155)	(85)	(6)	(15)	6	(19)	(51)	(70)	(20)	1	(414)
Charge-offs	—	(10)	—	—	—	—	—	—	—	(3)	(13)
Recoveries	1	11	—	—	—	—	—	4	5	—	21
Net (charge-offs) recoveries	1	1	—	—	—	—	—	4	5	(3)	8
Ending balance	$588	$408	$11	$46	$240	$79	$—	$246	$64	$23	$1,705
As % of ALLL	34.5%	23.9%	0.6%	2.7%	14.1%	4.6%	—%	14.4%	3.8%	1.4%	100.0%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	588	408	11	46	240	79	—	246	64	23	1,705
Ending balance	$588	$408	$11	$46	$240	$79	$—	$246	$64	$23	$1,705
Loans:
Individually evaluated	$2,700	$1,185	$—	$222	$1,686	$603	$—	$2,750	$233	$12	$9,391
Collectively evaluated	114,120	156,637	24,512	21,848	170,879	13,518	—	134,723	32,716	2,672	671,625
Total loans	$116,820	$157,822	$24,512	$22,070	$172,565	$14,121	$—	$137,473	$32,949	$2,684	$681,016
Less ALLL	588	408	11	46	240	79	—	246	64	23	1,705
Net loans	$116,232	$157,414	$24,501	$22,024	$172,325	$14,042	$—	$137,227	$32,885	$2,661	$679,311
The following table presents nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired.

	Total Nonaccrual Loans
(in thousands)	March 31, 2019	% of Total	December 31, 2018	% of Total
Commercial & industrial	$3,871	44%	$2,816	52%
Owner-occupied CRE	2,784	32	673	12
AG production	174	2	—	—
AG real estate	—	—	164	3
CRE investment	333	4	210	4
Construction & land development	80	1	80	1
Residential construction	333	4	1	—
Residential first mortgage	899	10	1,265	23
Residential junior mortgage	250	3	262	5
Retail & other	8	—	—	—
Nonaccrual loans	$8,732	100%	$5,471	100%
Percent of total loans	0.4%		0.2%

	March 31, 2019				December 31, 2018
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$1,342	30%	$2,529	59%	$352	25%	$2,464	61%
Owner-occupied CRE	1,931	43	853	20	362	26	311	8
AG production	174	4	—	—	—	—	—	—
AG real estate	—	—	—	—	—	—	164	4
CRE investment	—	—	333	8	—	—	210	5
Construction & land development	—	—	80	2	—	—	80	2
Residential construction	333	8	—	—	1	—	—	—
Residential first mortgage	621	14	278	7	629	45	636	15
Residential junior mortgage	64	1	186	4	65	4	197	5
Retail & other	—	—	8	—	—	—	—	—
Nonaccrual loans	$4,465	100%	$4,267	100%	$1,409	100%	$4,062	100%
Percent of nonaccrual loans	51%		49%		26%		74%
The following tables present past due loans by portfolio segment.

	March 31, 2019
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$498	$3,871	$707,136	$711,505
Owner-occupied CRE	—	2,784	436,656	439,440
AG production	989	174	33,980	35,143
AG real estate	—	—	53,935	53,935
CRE investment	—	333	342,010	342,343
Construction & land development	35	80	82,193	82,308
Residential construction	451	333	33,641	34,425
Residential first mortgage	1,283	899	348,479	350,661
Residential junior mortgage	69	250	113,309	113,628
Retail & other	79	8	26,213	26,300
Total loans	$3,404	$8,732	$2,177,552	$2,189,688
Percent of total loans	0.2%	0.4%	99.4%	100.0%

	December 31, 2018
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$—	$2,816	$682,104	$684,920
Owner-occupied CRE	557	673	440,123	441,353
AG production	19	—	35,606	35,625
AG real estate	35	164	53,245	53,444
CRE investment	180	210	343,262	343,652
Construction & land development	—	80	80,519	80,599
Residential construction	—	1	30,925	30,926
Residential first mortgage	758	1,265	355,818	357,841
Residential junior mortgage	12	262	111,054	111,328
Retail & other	10	—	26,483	26,493
Total loans	$1,571	$5,471	$2,159,139	$2,166,181
Percent of total loans	0.1%	0.2%	99.7%	100.0%

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
The following tables present total loans by risk categories.

	March 31, 2019
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$670,243	$22,283	$3,002	$15,977	$—	$—	$711,505
Owner-occupied CRE	400,918	25,455	1,471	11,596	—	—	439,440
AG production	26,346	4,338	1,286	3,173	—	—	35,143
AG real estate	44,550	3,744	2,104	3,537	—	—	53,935
CRE investment	331,733	7,914	865	1,831	—	—	342,343
Construction & land development	82,212	—	16	80	—	—	82,308
Residential construction	34,425	—	—	—	—	—	34,425
Residential first mortgage	346,418	1,444	745	2,054	—	—	350,661
Residential junior mortgage	113,351	17	—	260	—	—	113,628
Retail & other	26,300	—	—	—	—	—	26,300
Total loans	$2,076,496	$65,195	$9,489	$38,508	$—	$—	$2,189,688
Percent of total	94.8%	3.0%	0.4%	1.8%	—	—	100.0%

	December 31, 2018
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$649,475	$16,145	$6,178	$13,122	$—	$—	$684,920
Owner-occupied CRE	405,198	22,776	6,569	6,810	—	—	441,353
AG production	29,363	3,302	2,351	609	—	—	35,625
AG real estate	46,248	3,246	2,983	967	—	—	53,444
CRE investment	334,080	6,792	—	2,780	—	—	343,652
Construction & land development	75,365	5,138	16	80	—	—	80,599
Residential construction	30,926	—	—	—	—	—	30,926
Residential first mortgage	353,239	1,406	510	2,686	—	—	357,841
Residential junior mortgage	111,037	17	—	274	—	—	111,328
Retail & other	26,493	—	—	—	—	—	26,493
Total loans	$2,061,424	$58,822	$18,607	$27,328	$—	$—	$2,166,181
Percent of total	95.1%	2.7%	0.9%	1.3%	—	—	100.0%

The following tables present impaired loans.

	Total Impaired Loans – March 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$3,973	$8,622	$—	$3,952	$840
Owner-occupied CRE	3,041	3,516	—	3,069	148
AG production	1,100	1,101	152	1,100	1
AG real estate	950	950	—	951	—
CRE investment	1,670	2,649	—	1,678	181
Construction & land development	578	1,545	—	590	64
Residential construction	—	—	—	—	—
Residential first mortgage	2,675	2,836	—	2,692	69
Residential junior mortgage	230	240	—	231	2
Retail & other	12	12	—	12	—
Total	$14,229	$21,471	$152	$14,275	$1,305
Originated impaired loans	$5,093	$5,157	$152	$5,114	$56
Acquired impaired loans	9,136	16,314	—	9,161	1,249
Total	$14,229	$21,471	$152	$14,275	$1,305

	Total Impaired Loans – December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$2,927	$6,736	$—	$4,041	$660
Owner-occupied CRE	1,506	1,833	—	1,659	137
AG production	—	—	—	—	—
AG real estate	222	281	—	238	26
CRE investment	1,686	2,484	—	1,606	163
Construction & land development	603	1,506	—	603	21
Residential construction	—	—	—	—	—
Residential first mortgage	2,750	2,907	—	2,478	176
Residential junior mortgage	233	262	—	62	15
Retail & other	12	12	—	12	1
Total	$9,939	$16,021	$—	$10,699	$1,199
Originated impaired loans	$548	$548	$—	$899	$154
Acquired impaired loans	9,391	15,473	—	9,800	1,045
Total	$9,939	$16,021	$—	$10,699	$1,199
Total purchased credit impaired loans (in aggregate since the Company’s 2013 acquisitions) were initially recorded at a fair value of $43.6 million on their respective acquisition dates, net of an initial $34.4 million nonaccretable mark and a zero accretable mark. At March 31, 2019, $9.1 million of the $43.6 million remain in impaired loans.

Nonaccretable discount on purchased credit impaired loans:	Three Months Ended		Year Ended
(in thousands)	March 31, 2019	March 31, 2018	December 31, 2018
Balance at beginning of period	$6,408	$9,471	$9,471
Accretion to loan interest income	(221)	(1,544)	(1,976)
Transferred to accretable	—	(55)	(990)
Disposals of loans	—	—	(97)
Balance at end of period	$6,187	$7,872	$6,408

Troubled Debt Restructurings
At March 31, 2019, there were ten loans classified as troubled debt restructurings with a current outstanding balance of $3.9 million (including performing TDRs of $0.5 million and the remainder on nonaccrual) and pre-modification balance of $4.5 million. In comparison, at December 31, 2018, there were four loans classified as troubled debt restructurings with an outstanding balance of $0.6 million and pre-modification balance of $2.7 million. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the three months ended March 31, 2019. As of March 31, 2019, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.
Note 6 – Goodwill and Other Intangibles and Mortgage Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s quarterly assessment indicated no impairment charge on goodwill, core deposit intangibles or customer list intangibles was required for the year ended December 31, 2018 or the three months ended March 31, 2019. A summary of goodwill and other intangibles was as follows.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2019	December 31, 2018
Goodwill	$107,366	$107,366
Core deposit intangibles	11,636	12,562
Customer list intangibles	4,252	4,379
Other intangibles	15,888	16,941
Goodwill and other intangibles, net	$123,254	$124,307
Goodwill: Goodwill was $107.4 million at both March 31, 2019 and December 31, 2018.
Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2019	December 31, 2018
Core deposit intangibles:
Gross carrying amount	$29,015	$29,015
Accumulated amortization	(17,379)	(16,453)
Net book value	$11,636	$12,562
Additions during the period	$—	$—
Amortization during the period	$926	$3,915
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(1,271)	(1,144)
Net book value	$4,252	$4,379
Additions during the period	$—	$290
Amortization during the period	$127	$474

Mortgage servicing rights: Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date, with the amortization recorded in mortgage income, net, in the consolidated statements of income. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other assets in the consolidated balance sheets. A summary of the changes in the mortgage servicing rights asset was as follows.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2019	December 31, 2018
Mortgage servicing rights ("MSR") asset:
MSR asset at beginning of year	$3,749	$3,187
Capitalized MSR	319	1,203
Amortization during the period	(188)	(641)
MSR asset at end of period	$3,880	$3,749
Fair value of MSR asset at end of period	$6,471	$6,347
Residential mortgage loans serviced for others	$620,653	$603,446
Net book value of MSR asset to loans serviced for others	0.63%	0.62%
The Company periodically evaluates its mortgage servicing rights asset for impairment. At each reporting date, impairment is assessed based on estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). No valuation allowance or impairment charge was recorded for the year ended December 31, 2018 or the three months ended March 31, 2019. See Note 8 for additional information on the fair value of the MSR asset.
The following table shows the estimated future amortization expense for amortizing intangible assets and the MSR asset. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of March 31, 2019. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset
Year ending December 31,
2019 (remaining nine months)	$2,411	$380	$548
2020	2,657	507	714
2021	2,167	507	564
2022	1,735	507	564
2023	1,273	483	451
2024	841	449	276
Thereafter	552	1,419	763
Total	$11,636	$4,252	$3,880
Note 7 – Short and Long-Term Borrowings
Short-Term Borrowings:
The Company did not have any short-term borrowings (borrowing with an original maturity of one year or less) outstanding at March 31, 2019 or December 31, 2018.
Long-Term Borrowings:
The components of long-term borrowings (borrowing with an original maturity greater than one year) were as follows.

(in thousands)	March 31, 2019	December 31, 2018
FHLB advances	$35,187	$35,252
Junior subordinated debentures	30,216	30,096
Subordinated notes	11,966	11,957
Total long-term borrowings	$77,369	$77,305
Percent of fixed rate long-term borrowings	69%	69%
Percent of floating rate long-term borrowings	31%	31%
FHLB Advances: The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturity dates through 2022. The weighted average rate of the FHLB advances was 1.72% at both March 31, 2019 and December 31, 2018.

Junior Subordinated Debentures: The following table shows the breakdown of junior subordinated debentures. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair market value) are being accreted to interest expense over the remaining life of the debentures. All the debentures below are currently callable and may be redeemed in part or in full at par plus any accrued but unpaid interest. At March 31, 2019 and December 31, 2018, $29.1 million and $28.9 million, respectively, qualify as Tier 1 capital.

		Junior Subordinated Debentures
(in thousands)	Maturity Date	Par	3/31/2019 Unamortized Discount	3/31/2019 Carrying Value	12/31/2018 Carrying Value
2004 Nicolet Bankshares Statutory Trust (1)	7/15/2034	$6,186	$—	$6,186	$6,186
2005 Mid-Wisconsin Financial Services, Inc. (2)	12/15/2035	10,310	(3,321)	6,989	6,939
2006 Baylake Corp. (3)	9/30/2036	16,598	(4,061)	12,537	12,478
2004 First Menasha Bancshares, Inc. (4)	3/17/2034	5,155	(651)	4,504	4,493
Total		$38,249	$(8,033)	$30,216	$30,096

(1)	The interest rate is 8.00% fixed.

(2)
The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 4.04% and 4.22% as of March 31, 2019 and December 31, 2018, respectively.

(3)
The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of the three-month LIBOR plus 1.35%, adjusted quarterly. The interest rates were 3.94% and 4.15% as of March 31, 2019 and December 31, 2018, respectively.

(4)
The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 2.79%, adjusted quarterly. The interest rates were 5.40% and 5.58% as of March 31, 2019 and December 31, 2018, respectively.

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
Note 8 – Fair Value Measurements
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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
March 31, 2019
U.S. government agency securities	$16,388	$—	$16,388	$—
State, county and municipals	157,545	—	157,479	66
Mortgage-backed securities	147,511	—	147,511	—
Corporate debt securities	86,249	—	78,398	7,851
Securities AFS	$407,693	$—	$399,776	$7,917
Other investments (equity securities)	$2,809	$2,809	$—	$—
December 31, 2018
U.S. government agency securities	$21,649	$—	$21,649	$—
State, county and municipals	160,526	—	160,460	66
Mortgage-backed securities	131,644	—	131,644	—
Corporate debt securities	86,325	—	77,901	8,424
Securities AFS	$400,144	$—	$391,654	$8,490
Other investments (equity securities)	$2,650	$2,650	$—	$—
The following is a description of the valuation methodologies used by the Company for the securities AFS and equity securities measured at fair value on a recurring basis, noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private municipal bonds and corporate debt securities, which include trust preferred security investments. At March 31, 2019 and December 31, 2018, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.
The following table presents the changes in the Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Three Months Ended	Year Ended
Level 3 Fair Value Measurements:	March 31, 2019	December 31, 2018
Balance at beginning of year	$8,490	$9,151
Paydowns/Sales/Settlements	(573)	(661)
Balance at end of period	$7,917	$8,490
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
March 31, 2019
Impaired loans	$14,077	$—	$—	$14,077
Other real estate owned (“OREO”)	420	—	—	420
MSR asset	6,471	—	—	6,471
December 31, 2018
Impaired loans	$9,939	$—	$—	$9,939
OREO	420	—	—	420
MSR asset	6,347	—	—	6,347

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
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

March 31, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$154,761	$154,761	$154,761	$—	$—
Certificates of deposit in other banks	992	992	—	992	—
Securities AFS	407,693	407,693	—	399,776	7,917
Other investments, including equity securities	18,219	18,219	2,809	13,227	2,183
Loans held for sale	1,831	1,876	—	1,876	—
Loans, net	2,176,318	2,169,584	—	—	2,169,584
BOLI	66,769	66,769	66,769	—	—
MSR asset	3,880	6,471	—	—	6,471
Financial liabilities:
Deposits	$2,538,486	$2,539,170	$—	$—	$2,539,170
Long-term borrowings	77,369	76,340	—	35,189	41,151

December 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$249,526	$249,526	$249,526	$—	$—
Certificates of deposit in other banks	993	993	—	993	—
Securities AFS	400,144	400,144	—	391,654	8,490
Other investments, including equity securities	17,997	17,997	2,650	13,189	2,158
Loans held for sale	1,639	1,662	—	1,662	—
Loans, net	2,153,028	2,139,322	—	—	2,139,322
BOLI	66,310	66,310	66,310	—	—
MSR asset	3,749	6,347	—	—	6,347
Financial liabilities:
Deposits	$2,614,138	$2,614,995	$—	$—	$2,614,995
Long-term borrowings	77,305	75,923	—	34,907	41,016
The carrying value of certain assets and liabilities such as cash and cash equivalents, BOLI, and nonmaturing deposits, approximate their estimated fair value. For those financial instruments not previously disclosed, the following is a description of the valuation methodologies used.
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
Lending-related commitments: At March 31, 2019 and December 31, 2018, the estimated fair value of letters of credit, interest rate lock commitments on residential mortgage loans, and outstanding mandatory commitments to sell residential mortgage loans into the secondary market were not insignificant.
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
Note 9 – Operating Leases
As of January 1, 2019, the Company adopted ASU 2016-02 (Topic 842) on a prospective basis using the effective date method. The adoption of the new standard did not have a material impact on Nicolet's financial statements; however, additional disclosures have been added in accordance with the ASU. See Note 1 for additional information on this new accounting standard.
The operating lease ROU asset represents the right to use an underlying asset during the lease term, while the operating lease liability represents the obligation to make lease payments arising from the lease. The ROU asset and lease liability are recognized at lease commencement based on the present value of the remaining lease payments, considering a discount rate that represents Nicolet's incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term and is recognized in occupancy, equipment, and office on the consolidated statements of income.
Nicolet leases space under non-cancelable operating lease agreements for certain bank and nonbank branch facilities with remaining lease terms of 2 to 7 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. The lease asset and liability considers renewal options when they are reasonably certain of being exercised.

A summary of net lease cost and selected other information related to operating leases was as follows.

Three Months Ended
($ in thousands)	March 31, 2019
Net lease cost:
Operating lease cost	$281
Variable lease cost	56
Net lease cost	$337
Selected other operating lease information:
Weighted average remaining lease term (years)	5
Weighted average discount rate	2.5%
The following table summarizes the maturity of remaining lease liabilities.

(in thousands)
Year ending December 31,
2019 (remaining nine months)	$850
2020	1,129
2021	1,017
2022	961
2023	718
2024	613
Thereafter	151
Total future minimum lease payments	5,439
Less: amount representing interest	(136)
Present value of net future minimum lease payments	$5,303

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
Forward-Looking Statements
Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Nicolet’s control, include, but are not necessarily limited to the following:

•	operating, legal and regulatory risks, including the effects of legislative or regulatory developments affecting the financial industry generally or Nicolet specifically;

•	economic, market, political and competitive forces affecting Nicolet’s banking and wealth management businesses;

•	changes in interest rates, monetary policy and general economic conditions, which may impact Nicolet’s net interest income;

•	compliance or operational risks related to new products, services, ventures, or lines of business, if any, that Nicolet may pursue or implement; and

•	the risk that Nicolet’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements. Nicolet specifically disclaims any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.
Overview
The following discussion is management’s analysis of the consolidated financial condition as of March 31, 2019 and December 31, 2018 and results of operations for the three-month periods ended March 31, 2019 and 2018. It should be read in conjunction with Nicolet’s audited consolidated financial statements included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2018.

Performance Summary
Table 1: Earnings Summary and Selected Financial Data

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Results of operations:
Interest income	$33,159	$32,327	$31,880	$30,545	$30,785
Interest expense	5,684	5,298	4,938	4,742	3,911
Net interest income	27,475	27,029	26,942	25,803	26,874
Provision for loan losses	200	240	340	510	510
Net interest income after provision for loan losses	27,275	26,789	26,602	25,293	26,364
Noninterest income	9,186	9,797	10,649	10,239	8,824
Noninterest expense	22,759	21,621	23,044	22,451	22,642
Income before income tax expense	13,702	14,965	14,207	13,081	12,546
Income tax expense	3,352	4,015	3,268	3,255	2,908
Net income	10,350	10,950	10,939	9,826	9,638
Net income attributable to noncontrolling interest	83	87	80	89	61
Net income attributable to Nicolet Bankshares, Inc.	$10,267	$10,863	$10,859	$9,737	$9,577
Earnings per common share:
Basic	$1.09	$1.14	$1.13	$1.01	$0.98
Diluted	$1.05	$1.11	$1.09	$0.98	$0.94
Common Shares:
Basic weighted average	9,461	9,526	9,633	9,639	9,765
Diluted weighted average	9,758	9,814	9,949	9,970	10,225
Outstanding (period end)	9,431	9,495	9,577	9,643	9,699
Period-End Balances:
Loans	$2,189,688	$2,166,181	$2,143,457	$2,128,624	$2,100,597
Allowance for loan losses	13,370	13,153	12,992	12,875	12,765
Securities available-for-sale, at fair value	407,693	400,144	410,911	401,975	401,130
Goodwill and other intangibles, net	123,254	124,307	125,360	126,124	127,224
Total assets	3,041,091	3,096,535	3,000,902	2,922,151	3,223,935
Deposits	2,538,486	2,614,138	2,522,156	2,455,536	2,765,090
Stockholders’ equity	398,767	386,609	377,171	370,584	363,988
Book value per common share	42.28	40.72	39.38	38.43	37.53
Tangible book value per common share (2)	29.21	27.62	26.29	25.35	24.41
Average Balances:
Loans	$2,179,420	$2,142,870	$2,134,448	$2,117,828	$2,114,345
Interest-earning assets	2,734,936	2,693,752	2,664,316	2,742,976	2,584,070
Goodwill and other intangibles, net	123,892	124,930	125,798	126,646	127,801
Total assets	3,047,068	2,996,553	2,971,247	3,044,466	2,896,533
Deposits	2,556,927	2,518,378	2,497,439	2,583,112	2,436,103
Interest-bearing liabilities	1,946,210	1,867,327	1,931,119	2,084,361	1,925,443
Stockholders’ equity	391,027	379,846	375,507	364,988	366,002
Financial Ratios: (1)
Return on average assets	1.37%	1.44%	1.45%	1.28%	1.34%
Return on average common equity	10.65	11.35	11.47	10.70	10.61
Return on average tangible common equity (2)	15.59	16.91	17.25	16.39	16.31
Average equity to average assets	12.83	12.68	12.64	11.99	12.64
Stockholders' equity to assets	13.11	12.49	12.57	12.68	11.29
Tangible common equity to tangible assets (2)	9.44	8.83	8.76	8.74	7.65
Net interest margin	4.05	3.98	4.02	3.77	4.20
Net loan charge-offs to average loans	(0.00)	0.01	0.04	0.08	0.08
Nonperforming loans to total loans	0.40	0.25	0.48	0.51	0.56
Nonperforming assets to total assets	0.30	0.19	0.38	0.41	0.40
Effective tax rate	24.46	26.83	23.00	24.88	23.18
Selected Items:
Interest income from resolving PCI loans (rounded)	$200	$100	$300	$100	$1,500
Tax-equivalent adjustment on net interest income	272	278	285	289	298
(1) Income statement-related ratios for partial-year periods are annualized.
(2) The ratios of tangible book value per common share, return on average tangible common equity, and tangible common equity to tangible assets exclude goodwill and other intangibles, net. These financial ratios have been included as they are considered to be important metrics with which to analyze and evaluate financial condition and capital strength, especially when comparing Nicolet to non-acquisitive financial institutions.

Net income was $10.3 million for the three months ended March 31, 2019, an increase of $0.7 million or 7% over $9.6 million for the three months ended March 31, 2018. Earnings per diluted common share was $1.05 for first quarter 2019, 12% higher than $0.94 for first quarter 2018, with earnings up 7% and diluted weighted average shares down 5%. Annualized return on average assets for the comparable first quarters of 2019 and 2018 was 1.37% and 1.34%, respectively.

•	At March 31, 2019, assets were $3.0 billion, a decrease of $55 million (2%) from December 31, 2018 and a decrease of $183 million (6%) from March 31, 2018.

•
At March 31, 2019, loans were $2.2 billion, an increase of $24 million (1%) over December 31, 2018 and $89 million (4%) higher than March 31, 2018. On an average basis, loans grew $37 million (7% annualized) over fourth quarter 2018 and grew $65 million (3%) over first quarter 2018. For additional information regarding loans, see “BALANCE SHEET ANALYSIS — Loans.”

•
Total deposits were $2.5 billion at March 31, 2019, a $76 million (3%) reduction from December 31, 2018 and $227 million (8%) lower than March 31, 2018 (due mostly to a $0.3 billion short-term transaction deposit of a long-standing commercial customer received in late March 2018 that distributed during second quarter 2018). On an average basis, deposits grew $39 million (6% annualized) over fourth quarter 2018 and grew $121 million (5%) over first quarter 2018. For additional information regarding deposits, see “BALANCE SHEET ANALYSIS – Deposits.”

•
Net interest income increased $0.6 million or 2% over first quarter 2018. Interest income grew $2.4 million, despite $1.6 million lower aggregate discount accretion income (predominantly attributable to a favorably resolved impaired commercial credit in first quarter 2018). Net interest income and margin improvements, excluding the aggregate discount income between the first quarter periods, benefited from higher average interest-earning assets, improving yields from new and repricing assets in the rising rate environment, and pricing discipline on deposits. For additional information regarding net interest income, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”

•
Noninterest income excluding net asset gains grew $0.4 million or 5% over first quarter 2018, with all categories except trust services fee income and service charges on deposit accounts up year-over-year. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”

•	Noninterest expense increased $0.1 million or 1% over first quarter 2018. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”

•
Asset quality remains exceptional. Nonperforming assets were $9 million, representing 0.30% of total assets at March 31, 2019. For additional information regarding nonperforming assets, see “BALANCE SHEET ANALYSIS – Nonperforming Assets.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Three Months Ended March 31,
	2019			2018
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Loans, including loan fees (1)(2)	$2,179,420	$30,013	5.51%	$2,114,345	$28,500	5.39%
Investment securities:
Taxable	268,249	1,633	2.43%	244,800	1,342	2.19%
Tax-exempt (2)	141,331	776	2.20%	156,314	840	2.15%
Other interest-earning assets	145,936	1,009	2.76%	68,611	401	2.35%
Total non-loan earning assets	555,516	3,418	2.46%	469,725	2,583	2.20%
Total interest-earning assets	2,734,936	$33,431	4.89%	2,584,070	$31,083	4.81%
Other assets, net	312,132			312,463
Total assets	$3,047,068			$2,896,533
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$299,806	$360	0.49%	$273,145	$218	0.32%
Interest-bearing demand	513,503	1,321	1.04%	561,638	1,073	0.77%
Money market accounts ("MMA")	579,089	1,010	0.71%	590,730	723	0.50%
Core time deposits	397,220	1,959	2.00%	303,723	866	1.16%
Brokered deposits	79,258	127	0.65%	117,987	209	0.72%
Total interest-bearing deposits	1,868,876	4,777	1.04%	1,847,223	3,089	0.68%
Other interest-bearing liabilities	77,334	907	4.69%	78,220	822	4.20%
Total interest-bearing liabilities	1,946,210	5,684	1.18%	1,925,443	3,911	0.82%
Noninterest-bearing demand	688,051			588,880
Other liabilities	21,780			16,208
Stockholders’ equity	391,027			366,002
Total liabilities and stockholders’ equity	$3,047,068			$2,896,533
Net interest income and rate spread		$27,747	3.71%		$27,172	3.99%
Tax-equivalent adjustment		$272			$298
Net interest margin			4.05%			4.20%

(1)	Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended March 31, 2019 Compared to March 31, 2018:
	Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)
Interest-earning assets
Loans (2)	$961	$552	$1,513
Investment securities:
Taxable	328	(37)	291
Tax-exempt (2)	(82)	18	(64)
Other interest-earning assets	380	228	608
Total non-loan earning assets	626	209	835
Total interest-earning assets	$1,587	$761	$2,348
Interest-bearing liabilities
Savings	$23	$119	$142
Interest-bearing demand	(98)	346	248
MMA	(15)	302	287
Core time deposits	325	768	1,093
Brokered deposits	(64)	(18)	(82)
Total interest-bearing deposits	171	1,517	1,688
Other interest-bearing liabilities	—	85	85
Total interest-bearing liabilities	171	1,602	1,773
Net interest income	$1,416	$(841)	$575

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Since December 1, 2016, the Federal Reserve raised short-term interest rates by 200 bps (up 25 bps in each quarter except third quarter 2017 and first quarter 2019) to 2.50% as of March 31, 2019. These increases impacted the rate earned on short-term assets and pressured the cost of shorter-term borrowings, but have not over time proportionately influenced the rates further out on the yield curve.
Tax-equivalent net interest income was $27.7 million for first quarter 2019, $0.6 million or 2% higher than first quarter 2018. Between the comparable first quarter periods, the interest rate spread decreased 28 bps due to a higher cost of funds (up 36 bps to 1.18%), net of an increase in the interest-earning asset yield (up 8 bps to 4.89%). The contribution from net free funds increased 13 bps, due mostly to the increase in average noninterest-bearing demand deposits (up 17%) and their increased value in the higher rate environment. As a result, the tax-equivalent net interest margin was 4.05% for first quarter 2019, down 15 bps compared to 4.20% for the comparable 2018 period.
Average interest-earning assets increased $151 million or 6% to $2.7 billion for first quarter 2019, primarily due strong loan growth and higher cash levels from growth in core deposits. The change included a $65 million or 3% increase in loans and an $86 million increase in all other interest-earning assets (mainly lower earning cash). The mix of average interest-earning assets was 80% loans, 15% investments, and 5% other interest-earning assets (mostly cash), compared to 82%, 15% and 3%, respectively, for first quarter 2018.
Tax-equivalent interest income increased $2.3 million or 8% to $33 million for first quarter 2019, while the related interest-earning asset yield increased 8 bps to 4.89%. Interest income on loans increased $1.5 million over first quarter 2018, despite $1.6 million lower aggregate discount accretion income between the periods (predominantly attributable to a favorably resolved impaired commercial credit in first quarter 2018). The loan yield was up 12 bps to 5.51% for first quarter 2019 (which, if excluding the aggregate discount accretion income from both first quarter periods, would have increased 43 bps), as the higher yield on new, renewed and variable rate loans in the rising rate environment more than offset the lower aggregate discount income. Interest income on non-loan earning assets combined increased $0.8 million or 32% over first quarter 2018, while the related yield increased 26 bps due mostly to the higher volume and rate on cash levels, as well as higher yields on new investments added in the higher rate environment.
Average interest-bearing liabilities were $1.9 billion, an increase of $21 million or 1% compared to first quarter 2018, primarily due to a $22 million or 1% increase in interest-bearing deposits (with a shift in mix from brokered deposits to core deposits, especially core time deposits). The mix of average interest-bearing liabilities was 92% core deposits, 4% brokered deposits and 4% other funding, compared to 90%, 6% and 4%, respectively, for first quarter 2018.
Interest expense was $5.7 million for first quarter 2019, up $1.8 million over first quarter 2018, and the related cost of funds increased 36 bps to 1.18%, driven predominantly by the cost, mix and volume of deposits. Interest expense on deposits increased $1.7 million from first quarter 2018 and the average cost of interest-bearing deposits increased 36 bps to 1.04%, influenced by increases in select deposit rates from general rate pressures of the federal funds rate changes. The cost of savings, interest-bearing demand and money market accounts increased over first quarter 2018 by 17 bps, 27 bps and 21 bps, respectively, as product rate changes lagged the incremental rise in the rate environment, while time deposits cost 84 bps more between first quarter periods commensurate with paying more for a customer's commitment of term in the rising rate environment.
Provision for Loan Losses
Asset quality trends remained strong. The provision for loan losses was $0.2 million for the three months ended March 31, 2019, compared to $0.5 million for the three months ended March 31, 2018. The ALLL was $13.4 million (0.61% of loans) at March 31, 2019, compared to $13.2 million (0.61% of loans) at December 31, 2018 and $12.8 million (0.61% of loans) at March 31, 2018.
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
Noninterest Income
Table 4: Noninterest Income

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change	% Change
Trust services fee income	$1,468	$1,606	$(138)	(9)%
Brokerage fee income	1,810	1,604	206	13
Mortgage income, net	1,203	1,080	123	11
Service charges on deposit accounts	1,170	1,190	(20)	(2)
Card interchange income	1,420	1,243	177	14
BOLI income	459	442	17	4
Other income	1,484	1,455	29	2
Noninterest income without net gains	9,014	8,620	394	5
Asset gains (losses), net	172	204	(32)	(16)
Total noninterest income	$9,186	$8,824	$362	4%

Noninterest income was $9.2 million for first quarter 2019, compared to $8.8 million for first quarter 2018, an increase of $0.4 million or 4%.
Trust service fees were down $0.1 million or 9% between the comparable first quarter periods due to lower assets under management. Between the first quarter periods, brokerage fees were up $0.2 million or 13%, attributable to growth within the financial advisor business.
Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees, offsetting MSR amortization, valuation changes, if any, and to a smaller degree some related income. Net mortgage income increased $0.1 million or 11% between the comparable first quarter periods, predominantly from higher MSR gains (reflective of changes in MSR capitalization assumptions in mid-2018) and increased net servicing fees on the growing portfolio of mortgage loans serviced for others.
Card interchange income grew $0.2 million or 14% due to higher volume and activity.
The $0.2 million net asset gains in first quarter 2019 were primarily attributable to favorable fair value marks on equity securities, while the $0.2 million net asset gains in first quarter 2018 were primarily attributable to net gains on the sale of fixed assets.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended March 31,
($ in thousands)	2019	2018	Change	% Change
Personnel	$12,537	$12,492	$45	—%
Occupancy, equipment and office	3,750	3,787	(37)	(1)
Business development and marketing	1,281	1,342	(61)	(5)
Data processing	2,355	2,320	35	2
Intangibles amortization	1,053	1,182	(129)	(11)
Other expense	1,783	1,519	264	17
Total noninterest expense	$22,759	$22,642	$117	1%
Non-personnel expenses	$10,222	$10,150	$72	1%
Average full-time equivalent employees	549	544	5	1%

Noninterest expense was $22.8 million, an increase of $0.1 million or 1% over the first quarter 2018.
Personnel expense was $12.5 million for both first quarter 2019 and 2018, with annual merit and incentive increases substantially offset by lower health insurance on lower claims volume.
Occupancy, equipment and office expense was $3.7 million for first quarter 2019, down 1% compared to first quarter 2018, with first quarter 2019 including higher expense for software and technology solutions to drive operational efficiency and product or service enhancements, while first quarter 2018 included $0.2 million of accelerated depreciation for branch facility upgrades.
Business development and marketing expense was $1.3 million, down $0.1 million or 5%, between the comparable three-month periods, largely due to the timing and extent of donations, marketing campaigns, promotions, and media.
Intangible amortization decreased $0.1 million between the first quarter periods as higher expense from intangibles added in recent acquisitions was more than offset by declining amortization on the aging intangibles of previous acquisitions. Other expense was $1.8 million, up $0.3 million or 17% between the comparable three-month periods, due primarily to a $0.3 million fraud contingency loss recognized in first quarter 2019.
Income Taxes
Income tax expense was $3.4 million (effective tax rate of 24.5%) for first quarter 2019, compared to $2.9 million (effective tax rate of 23.2%) for the comparable first quarter period of 2018. The increase in income tax expense was due to higher pre-tax income and a higher effective tax rate.
BALANCE SHEET ANALYSIS
At March 31, 2019, assets were $3.0 billion, a decrease of $55 million or 2% from December 31, 2018, while deposits were $2.5 billion, a decrease of $76 million or 3% over the same period, with both reflecting the usual cyclical decline. Loans grew $24 million or 1% to $2.2 billion at March 31, 2019. Total stockholders’ equity was $399 million, an increase of $12 million from December 31, 2018, with earnings and net fair value investment changes partially offset by stock repurchases.
Compared to March 31, 2018, assets were $3.0 billion, down $183 million or 6%, and deposits were $2.5 billion, a reduction of $227 million or 8%, with both decreasing primarily due to a $0.3 billion short-term transaction deposit of a long-standing commercial customer received in late March 2018. Loans increased $89 million or 4% from March 31, 2018. Compared to March 31, 2018, stockholders’ equity increased $35 million, primarily due to net income, stock issuances, and net fair value investment changes partially offset by stock repurchases over the year.
Loans
Nicolet services a diverse customer base throughout northeastern and central Wisconsin and in Menominee, Michigan. The Company concentrates on originating loans in its local markets and assisting its current loan customers. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2019, no significant industry concentrations existed in Nicolet’s portfolio in excess of 10% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks. See also Note 5, “Loans, Allowance for Loan Losses, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on loans.

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
Table 6: Period End Loan Composition

	March 31, 2019		December 31, 2018		March 31, 2018
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$711,505	32%	$684,920	32%	$650,197	31%
Owner-occupied CRE	439,440	20	441,353	20	437,672	21
AG production	35,143	2	35,625	2	33,741	1
Commercial	1,186,088	54	1,161,898	54	1,121,610	53
AG real estate	53,935	2	53,444	2	53,412	3
CRE investment	342,343	16	343,652	16	323,048	15
Construction & land development	82,308	4	80,599	4	77,708	4
Commercial real estate	478,586	22	477,695	22	454,168	22
Commercial-based loans	1,664,674	76	1,639,593	76	1,575,778	75
Residential construction	34,425	2	30,926	1	31,075	1
Residential first mortgage	350,661	16	357,841	17	365,318	18
Residential junior mortgage	113,628	5	111,328	5	105,903	5
Residential real estate	498,714	23	500,095	23	502,296	24
Retail & other	26,300	1	26,493	1	22,523	1
Retail-based loans	525,014	24	526,588	24	524,819	25
Total loans	$2,189,688	100%	$2,166,181	100%	$2,100,597	100%
Broadly, the loan portfolio at March 31, 2019, is 76% commercial-based and 24% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Commercial-based loans of $1.7 billion increased $25 million or 2% since December 31, 2018, primarily due to growth in commercial and industrial loans. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and represented 32% of the total portfolio at March 31, 2019.
Residential real estate loans declined $1 million since year-end 2018, and represented 23% of total loans at March 31, 2019. Residential first mortgage loans include conventional first-lien home mortgages, while residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with or without retaining the servicing rights. Nicolet's mortgage loans are typically of high quality and have historically had low net charge-off rates.
Retail and other loans represented approximately 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate.
Allowance for Loan Losses
In addition to the discussion that follows, see also Note 5, “Loans, Allowance for Loan Losses, and Credit Quality,” in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the allowance for loan losses.
Credit risks within the loan portfolio are inherently different for each loan type as summarized under “BALANCE SHEET ANALYSIS — Loans.” A detailed discussion of the loan portfolio credit risk can be found in the "Loans" section in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2018 Annual Report on Form 10-K. There have been no material changes in the credit risk of the Company's loan portfolio since December 31, 2018. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses.

The level of the ALLL represents management’s estimate of an amount of reserves that provides for estimated probable credit losses in the loan portfolio at the balance sheet date. To assess the appropriateness of the ALLL, an allocation methodology is applied by Nicolet which focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect potential credit losses. Assessing these numerous factors involves significant judgment; therefore, management considers the ALLL a critical accounting policy.
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
At March 31, 2019, the ALLL was $13.4 million compared to $13.2 million at December 31, 2018. The components of the ALLL are detailed further in Table 7 below. Annualized net charge-offs as a percent of average loans were negligible for first quarter 2019, compared to 0.08% for first quarter 2018 and 0.05% for the entire 2018 year.
The ratio of the ALLL as a percentage of period-end loans was 0.61% at March 31, 2019, unchanged from both December 31, 2018 and March 31, 2018. The ALLL to loans ratio is impacted by the accounting treatment of Nicolet’s bank acquisitions, which combined at their acquisition dates (from 2013 to 2017) added no ALLL to the numerator and $1.3 billion of loans into the denominator. Remaining outstanding acquired loans were $661 million (30% of total loans) and $681 million (31% of total loans) at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, the $13.4 million ALLL was comprised of $1.7 million for acquired loans (0.26% of acquired loans) and $11.7 million for originated loans (0.76% of originated loans). In comparison, at December 31, 2018, the $13.2 million ALLL was comprised of $1.7 million for acquired loans (0.25% of acquired loans) and $11.4 million for originated loans (0.77% of originated loans).

Table 7: Allowance for Loan Losses

	Three Months Ended		Year Ended
(in thousands)	March 31, 2019	March 31, 2018	December 31, 2018
Allowance for loan losses:
Balance at beginning of period	$13,153	$12,653	$12,653
Provision for loan losses	200	510	1,600
Charge-offs	(10)	(430)	(1,213)
Recoveries	27	32	113
Net (charge-offs) recoveries	17	(398)	(1,100)
Balance at end of period	$13,370	$12,765	$13,153
Net loan (charge-offs) recoveries:
Commercial & industrial	$16	$(342)	$(770)
Owner-occupied CRE	1	(30)	(60)
AG production	—	—	—
AG real estate	—	—	—
CRE investment	—	—	(37)
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	—	—	(80)
Residential junior mortgage	2	28	35
Retail & other	(2)	(54)	(188)
Total net (charge-offs) recoveries	$17	$(398)	$(1,100)
Ratios:
ALLL to total loans	0.61%	0.61%	0.61%
ALLL to net charge-offs, annualized	N/M	790.8%	N/M
Net charge-offs to average loans, annualized	(0.00)%	0.08%	0.05%
N/M - Not meaningful.
Nonperforming Assets
As part of its overall credit risk management process, management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized. See also Note 5, “Loans, Allowance for Loan Losses, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on credit quality.
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $8.7 million (consisting of $4.5 million originated loans and $4.3 million acquired loans) at March 31, 2019 compared to $5.5 million at December 31, 2018 (consisting of $1.4 million originated loans and $4.1 million acquired loans). Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $9.2 million at March 31, 2019 compared to $5.9 million at December 31, 2018. OREO was $0.4 million at both March 31, 2019 and December 31, 2018. Nonperforming assets as a percent of total assets were 0.30% at March 31, 2019 compared to 0.19% at December 31, 2018.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $30.1 million (1.4% of loans) and $21.9 million (1.0% of loans) at March 31, 2019 and December 31, 2018, respectively.

Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.
Table 8: Nonperforming Assets

(in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Nonperforming loans:
Commercial & industrial	$3,871	$2,816	$6,434
Owner-occupied CRE	2,784	673	744
AG production	174	—	—
AG real estate	—	164	175
CRE investment	333	210	2,105
Construction & land development	80	80	—
Residential construction	333	1	108
Residential first mortgage	899	1,265	1,883
Residential junior mortgage	250	262	212
Retail & other	8	—	—
Total nonaccrual loans	8,732	5,471	11,661
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$8,732	$5,471	$11,661
OREO:
Commercial real estate owned	$420	$420	$57
Residential real estate owned	—	—	70
Bank property real estate owned	—	—	1,240
Total OREO	420	420	1,367
Total nonperforming assets	$9,152	$5,891	$13,028
Performing troubled debt restructurings	$466	$—	$—
Ratios:
Nonperforming loans to total loans	0.40%	0.25%	0.56%
Nonperforming assets to total loans plus OREO	0.42%	0.27%	0.62%
Nonperforming assets to total assets	0.30%	0.19%	0.40%
ALLL to nonperforming loans	153.1%	240.4%	109.5%
Deposits
Deposits represent Nicolet’s largest source of funds. The deposit composition is presented in Table 9 below.
Total deposits were $2.5 billion at March 31, 2019, $76 million or 3% lower than December 31, 2018, reflecting the usual cyclical decline. Notably, the decrease in total deposits since year-end 2018 was largely due to noninterest-bearing demand accounts (down $57 million or 8%, mostly commercial in nature) as well as money market and interest-bearing demand (down $51 million or 4%), partially offset by growth in savings and time accounts combined.
Compared to March 31, 2018, total deposits were down $227 million or 8%, largely due to a $0.3 billion short-term transaction deposit of a long-standing commercial customer received in late March 2018 and distributed during second quarter 2018. Notably, the decrease in total deposits since March 31, 2018 was largely due to noninterest-bearing demand accounts (down $203 million or 23%, including the large transaction deposit previously noted) as well as money market and interest-bearing demand (down $126 million or 10%), partially offset by growth in savings and time accounts.

Table 9: Period End Deposit Composition

	March 31, 2019		December 31, 2018		March 31, 2018
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$696,111	27%	$753,065	29%	$899,481	32%
Money market and interest-bearing demand	1,112,572	44%	1,163,369	45%	1,238,104	45%
Savings	306,342	12%	294,068	11%	279,768	10%
Time	423,461	17%	403,636	15%	347,737	13%
Total deposits	$2,538,486	100%	$2,614,138	100%	$2,765,090	100%
Brokered transaction accounts	$47,544	2%	$62,021	2%	$68,542	2%
Brokered time deposits	19,201	1%	19,130	1%	41,807	2%
Total brokered deposits	$66,745	3%	$81,151	3%	$110,349	4%
Customer transaction accounts	$2,067,481	81%	$2,148,481	82%	$2,348,811	85%
Customer time deposits	404,260	16%	384,506	15%	305,930	11%
Total customer deposits (core)	$2,471,741	97%	$2,532,987	97%	$2,654,741	96%

Lending-Related Commitments
As of March 31, 2019 and December 31, 2018, Nicolet had the following off-balance sheet lending-related commitments.
Table 10: Commitments

(in thousands)	March 31, 2019	December 31, 2018
Commitments to extend credit	$703,610	$721,098
Financial standby letters of credit	9,673	8,571
Performance standby letters of credit	9,032	7,094
Interest rate lock commitments to originate residential mortgage loans held for sale (included above in commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments and represented $35.0 million and $13.7 million, respectively, at March 31, 2019. The fair value of these interest rate lock commitments and forward commitments was not significant at March 31, 2019.
Liquidity Management
Liquidity management refers to the ability to ensure that cash is available in a timely and cost-effective manner to meet cash flow requirements of depositors and borrowers and to meet other commitments as they fall due, including the ability to service debt, invest in subsidiaries, repurchase common stock, pay dividends to shareholders (if any), and satisfy other operating requirements.
Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of brokered deposits or other wholesale funding. All securities AFS and equity securities (included in other investments) are reported at fair value on the consolidated balance sheet. At March 31, 2019, approximately 37% of the $408 million securities AFS portfolio was pledged to secure public deposits and short-term borrowings, as applicable, and for other purposes as required by law. Additional funding sources at March 31, 2019, consist of a $10 million available and unused line of credit at the holding company, $175 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $178 million, and borrowing capacity in the brokered deposit market.
Cash and cash equivalents at March 31, 2019 and December 31, 2018 were $155 million and $250 million, respectively. The decrease in cash and cash equivalents since year-end 2018 was largely attributable to loan growth and a reduction in deposits, partially offset by earnings. Nicolet’s liquidity resources were sufficient as of March 31, 2019 to fund loans, accommodate deposit cycles and trends, and to meet other cash needs as necessary.
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, debt service requirements, and when opportune, for common stock repurchases or investment in other strategic actions such as mergers or acquisitions. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. Among others, additional cash sources available to the Parent Company include its $10 million available and unused line of credit, and access to the public or private markets to issue new equity, subordinated debt or other debt. At March 31, 2019, the Parent Company had $40 million in cash.

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
Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at March 31, 2019 and December 31, 2018, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 11 below. The results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.
Table 11: Interest Rate Sensitivity

	March 31, 2019	December 31, 2018
200 bps decrease in interest rates	(0.7)%	(0.6)%
100 bps decrease in interest rates	(0.1)%	—%
100 bps increase in interest rates	—%	(0.1)%
200 bps increase in interest rates	0.1%	—%
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
Capital
Management regularly reviews the adequacy of its capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines and actively reviews capital strategies in light of perceived business risks associated with current and prospective earning levels, liquidity, asset quality, economic conditions in the markets served, and level of returns available to shareholders. Management intends to maintain an optimal capital and leverage mix for growth and shareholder return.
As shown in Table 12, Nicolet’s regulatory capital ratios remain well above minimum regulatory ratios. At March 31, 2019, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.

Table 12: Capital

	At or for the Three Months Ended	At or for the Year Ended
($ in thousands)	March 31, 2019	December 31, 2018
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$5,600	$22,178
Common stock repurchased during the period (shares)	102,655	408,071
Company Risk-Based Capital:
Total risk-based capital	$334,136	$326,235
Tier 1 risk-based capital	308,800	301,125
Common equity Tier 1 capital	278,907	271,435
Total capital ratio	13.0%	12.9%
Tier 1 capital ratio	12.0%	11.9%
Common equity tier 1 capital ratio	10.9%	10.7%
Tier 1 leverage ratio	10.5%	10.4%
Bank Risk-Based Capital:
Total risk-based capital	$287,145	$274,492
Tier 1 risk-based capital	273,775	261,339
Common equity Tier 1 capital	273,775	261,339
Total capital ratio	11.2%	10.8%
Tier 1 capital ratio	10.7%	10.3%
Common equity tier 1 capital ratio	10.7%	10.3%
Tier 1 leverage ratio	9.4%	9.1%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. During first quarter 2019, $5.6 million was utilized to repurchase and cancel 102,655 shares of common stock pursuant to our common stock repurchase program. On February 19, 2019, Nicolet's board authorized an increase to the program of $12 million or up to 200,000 shares. As a result, at March 31, 2019, there remains $14.1 million authorized under the repurchase program to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.
Critical Accounting Policies
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the valuation of loan acquisition transactions, as well as the determination of the allowance for loan losses and income taxes. A discussion of these policies can be found in the “Critical Accounting Policies” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2018 Annual Report on Form 10-K. There have been no changes in the Company’s application of critical accounting policies since December 31, 2018.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments intended to improve the financial reporting by requiring earlier recognition of credit losses on loans and certain other financial assets. Topic 326 replaces the current incurred loss impairment model (which recognizes losses when a probable threshold is met) with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The measurement of lifetime expected credit losses will be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company expects to adopt the new accounting standard in 2020, as required. Nicolet established a cross-functional team to assess the impact of the new guidance on its consolidated financial statements and implement the new standard. This team continues to make progress on developing credit models, model validation and testing, as well as accounting, reporting, and governance processes to comply with the new credit loss requirements.
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
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Following are Nicolet’s monthly common stock purchases during the first quarter of 2019.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
January 1 – January 31, 2019	51,623	$52.23	51,623	284,000
February 1 – February 28, 2019	18,317	$55.46	17,160	466,000
March 1 – March 31, 2019	34,088	$57.63	33,872	432,000
Total	104,028	$54.57	102,655	432,000

(a)
During first quarter 2019, the Company repurchased 1,373 common shares for minimum tax withholding settlements on restricted stock. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors' authorization.

(b)
During first quarter 2019, Nicolet utilized $5.6 million to repurchase and cancel 102,655 shares of common stock pursuant to our common stock repurchase program. On February 19, 2019, the board authorized an increase to the program of $12 million or up to 200,000 shares of common stock. At March 31, 2019, approximately $14.1 million remained available to repurchase up to 432,000 common shares.

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
101
The following material from Nicolet’s Form 10-Q Report for the three months ended March 31, 2019, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

May 3, 2019	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

May 3, 2019	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer