Form 10-Q
period 2019-06-30
NICOLET BANKSHARES INC
filed 2019-08-02
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2019 there were 9,345,621 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
June 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$75,074	$85,896
Interest-earning deposits	79,846	163,630
Cash and cash equivalents	154,920	249,526
Certificates of deposit in other banks	5,396	993
Securities available for sale (“AFS”), at fair value	403,989	400,144
Other investments	19,841	17,997
Loans held for sale	4,699	1,639
Loans	2,203,273	2,166,181
Allowance for loan losses ("ALLL")	(13,571)	(13,153)
Loans, net	2,189,702	2,153,028
Premises and equipment, net	49,109	48,173
Bank owned life insurance (“BOLI”)	69,222	66,310
Goodwill and other intangibles, net	122,285	124,307
Accrued interest receivable and other assets	35,650	34,418
Total assets	$3,054,813	$3,096,535

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$743,380	$753,065
Interest-bearing deposits	1,793,259	1,861,073
Total deposits	2,536,639	2,614,138
Long-term borrowings	77,432	77,305
Accrued interest payable and other liabilities	28,594	17,740
Total liabilities	2,642,665	2,709,183

Stockholders’ Equity:
Common stock	94	95
Additional paid-in capital	234,963	247,790
Retained earnings	173,180	144,364
Accumulated other comprehensive income (loss)	3,178	(5,640)
Total Nicolet Bankshares, Inc. stockholders’ equity	411,415	386,609
Noncontrolling interest	733	743
Total stockholders’ equity and noncontrolling interest	412,148	387,352
Total liabilities, noncontrolling interest and stockholders’ equity	$3,054,813	$3,096,535

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	9,327,420	9,495,265
Common shares issued	9,351,359	9,524,777
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Loans, including loan fees	$31,209	$27,193	$61,177	$55,647
Investment securities:
Taxable	2,041	1,597	3,674	2,939
Tax-exempt	522	577	1,071	1,165
Other interest income	798	1,178	1,807	1,579
Total interest income	34,570	30,545	67,729	61,330
Interest expense:
Deposits	4,730	3,868	9,507	6,957
Short-term borrowings	—	5	—	8
Long-term borrowings	896	869	1,803	1,688
Total interest expense	5,626	4,742	11,310	8,653
Net interest income	28,944	25,803	56,419	52,677
Provision for loan losses	300	510	500	1,020
Net interest income after provision for loan losses	28,644	25,293	55,919	51,657
Noninterest income:
Trust services fee income	1,569	1,671	3,037	3,277
Brokerage fee income	2,002	1,738	3,812	3,342
Mortgage income, net	2,059	1,528	3,262	2,608
Service charges on deposit accounts	1,194	1,200	2,364	2,390
Card interchange income	1,660	1,358	3,080	2,601
BOLI income	880	468	1,339	910
Asset gains (losses), net	7,572	972	7,744	1,176
Other income	1,624	1,304	3,108	2,759
Total noninterest income	18,560	10,239	27,746	19,063
Noninterest expense:
Personnel	15,358	12,674	27,895	25,166
Occupancy, equipment and office	3,757	3,454	7,507	7,241
Business development and marketing	1,579	1,463	2,860	2,805
Data processing	2,350	2,399	4,705	4,719
Intangibles amortization	969	1,100	2,022	2,282
Other expense	1,714	1,361	3,497	2,880
Total noninterest expense	25,727	22,451	48,486	45,093
Income before income tax expense	21,477	13,081	35,179	25,627
Income tax expense	2,833	3,255	6,185	6,163
Net income	18,644	9,826	28,994	19,464
Less: Net income attributable to noncontrolling interest	95	89	178	150
Net income attributable to Nicolet Bankshares, Inc.	$18,549	$9,737	$28,816	$19,314
Earnings per common share:
Basic	$1.98	$1.01	$3.06	$1.99
Diluted	$1.91	$0.98	$2.97	$1.93
Weighted average common shares outstanding:
Basic	9,374,348	9,639,098	9,417,676	9,701,888
Diluted	9,692,378	9,969,854	9,710,827	10,032,304
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$18,644	$9,826	$28,994	$19,464
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	4,401	(320)	12,112	(4,978)
Net realized (gains) losses included in income	(19)	—	(32)	—
Income tax (expense) benefit	(1,183)	86	(3,262)	1,343
Total other comprehensive income (loss)	3,199	(234)	8,818	(3,635)
Comprehensive income	$21,843	$9,592	$37,812	$15,829
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance, December 31, 2017	$98	$263,835	$102,391	$(2,146)	$701	$364,879
Comprehensive income:
Net income	—	—	9,577	—	61	9,638
Other comprehensive income (loss)	—	—	—	(3,401)	—	(3,401)
Stock-based compensation expense	—	1,220	—	—	—	1,220
Exercise of stock options, net	—	427	—	—	—	427
Issuance of common stock	—	51	—	—	—	51
Purchase and retirement of common stock	(1)	(8,063)	—	—	—	(8,064)
Distribution to noncontrolling interest	—	—	—	—	(99)	(99)
Adoption of new accounting pronouncement	—	—	937	(937)	—	—
Balance, March 31, 2018	$97	$257,470	$112,905	$(6,484)	$663	$364,651
Comprehensive income:
Net income	—	—	9,737	—	89	9,826
Other comprehensive income (loss)	—	—	—	(234)	—	(234)
Stock-based compensation expense	—	1,094	—	—	—	1,094
Exercise of stock options, net	—	535	—	—	—	535
Issuance of common stock	—	57	—	—	—	57
Purchase and retirement of common stock	(1)	(4,592)	—	—	—	(4,593)
Distribution to noncontrolling interest	—	—	—	—	(51)	(51)
Balance, June 30, 2018	$96	$254,564	$122,642	$(6,718)	$701	$371,285

Balance, December 31, 2018	$95	$247,790	$144,364	$(5,640)	$743	$387,352
Comprehensive income:
Net income	—	—	10,267	—	83	10,350
Other comprehensive income (loss)	—	—	—	5,619	—	5,619
Stock-based compensation expense	—	1,108	—	—	—	1,108
Exercise of stock options, net	—	698	—	—	—	698
Issuance of common stock	—	148	—	—	—	148
Purchase and retirement of common stock	(1)	(5,681)	—	—	—	(5,682)
Balance, March 31, 2019	$94	$244,063	$154,631	$(21)	$826	$399,593
Comprehensive income:
Net income	—	—	18,549	—	95	18,644
Other comprehensive income (loss)	—	—	—	3,199	—	3,199
Stock-based compensation expense	—	1,391	—	—	—	1,391
Exercise of stock options, net	2	2,482	—	—	—	2,484
Issuance of common stock	—	135	—	—	—	135
Purchase and retirement of common stock	(2)	(13,108)	—	—	—	(13,110)
Distribution to noncontrolling interest	—	—	—	—	(188)	(188)
Balance, June 30, 2019	$94	$234,963	$173,180	$3,178	$733	$412,148
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$28,994	$19,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	3,194	3,121
Provision for loan losses	500	1,020
Increase in cash surrender value of life insurance	(938)	(910)
Stock-based compensation expense	2,499	2,314
Asset (gains) losses, net	(7,744)	(1,176)
Gain on sale of loans held for sale, net	(3,246)	(2,235)
Proceeds from sale of loans held for sale	120,753	115,515
Origination of loans held for sale	(121,438)	(114,926)
Net change in:
Accrued interest receivable and other assets	(6,595)	(3,223)
Accrued interest payable and other liabilities	3,135	1,054
Net cash provided by operating activities	19,114	20,018
Cash Flows From Investing Activities:
Net increase in loans	(34,459)	(37,458)
Net (increase) decrease in certificates of deposit in other banks	(4,403)	499
Purchases of securities AFS	(29,087)	(33,697)
Proceeds from sales of securities AFS	13,240	—
Proceeds from calls and maturities of securities AFS	23,055	27,657
Purchases of other investments	(1,373)	(629)
Proceeds from sales of other investments	17,144	386
Purchases of BOLI	(2,000)	—
Proceeds from redemption of BOLI	428	—
Net (increase) decrease in premises and equipment	(3,137)	(814)
Net (increase) decrease in other real estate and other assets	15	1,486
Net cash provided by (used in) investing activities	(20,577)	(42,570)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(77,499)	(15,449)
Repayments of long-term borrowings	(129)	(1,126)
Purchase and retirement of common stock	(18,792)	(12,657)
Proceeds from issuance of common stock	283	108
Proceeds from exercise of stock options	3,182	962
Distribution to noncontrolling interest	(188)	(150)
Net cash provided by (used in) financing activities	(93,143)	(28,312)
Net increase (decrease) in cash and cash equivalents	(94,606)	(50,864)
Cash and cash equivalents:
Beginning	249,526	154,933
Ending *	$154,920	$104,069
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,091	$8,574
Cash paid for taxes	6,340	5,325
Transfer of loans and bank premises to other real estate owned	—	537
Capitalized mortgage servicing rights	871	275
Initial recognition of operating lease right of use asset	5,403	—
Initial recognition of operating lease liability	5,403	—
* Cash and cash equivalents include restricted cash of $5.8 million and $6.8 million at June 30, 2019 and 2018, respectively, for the reserve balance required with the Federal Reserve Bank. At June 30, 2019, cash and cash equivalents also includes restricted cash of $950,000 pledged as collateral on interest rate swaps.
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
Upon adoption, Nicolet recognized an ROU asset and lease liability of approximately $5 million. There was no impact to its consolidated statements of income or cash flows compared to the prior lease accounting model. The ROU asset and lease liability are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. As part of the adoption, Nicolet elected the package of practical expedients permitted under the transition guidance of the new standard which allowed the carry forward of the historical lease classification. Nicolet also elected the practical expedient to group lease and non-lease components as a single lease component; thus, the Company's leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common area or other maintenance costs). See Note 10 for the new disclosures required by Topic 842.
Reclassifications
Certain amounts in the 2018 consolidated financial statements have been reclassified to conform to the 2019 presentation.
Note 2 – Pending Acquisition
On June 26, 2019, Nicolet entered into a definitive merger agreement with Choice Bancorp, Inc. ("Choice" (OTC Pink "CBKW")) pursuant to which Choice will merge with and into Nicolet to create the largest community bank in the Oshkosh, Wisconsin marketplace. The acquisition will involve stock-for-stock consideration at a fixed exchange ratio, subject to cap and collar provisions provided for in the merger agreement. At June 30, 2019, Choice had total assets of $444 million, loans of $349 million, deposits of $312 million, and equity of $39 million. The merger is expected to close in the fourth quarter of 2019 and remains subject to customary closing conditions, including approval by Choice shareholders and regulatory approvals.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income attributable to Nicolet Bankshares, Inc.	$18,549	$9,737	$28,816	$19,314
Weighted average common shares outstanding	9,374	9,639	9,418	9,702
Effect of dilutive common stock awards	318	331	293	330
Diluted weighted average common shares outstanding	9,692	9,970	9,711	10,032
Basic earnings per common share*	$1.98	$1.01	$3.06	$1.99
Diluted earnings per common share*	$1.91	$0.98	$2.97	$1.93
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
For the three and six months ended June 30, 2019, options to purchase less than 0.1 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. For the three and six months ended June 30, 2018, options to purchase approximately 0.1 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.
Note 4 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors. In February 2019, with subsequent shareholder approval, the 2011 Long-Term Incentive Plan was amended to increase the shares reserved for potential stock-based awards from 1,500,000 shares to 3,000,000 shares. At June 30, 2019, approximately 1.6 million shares were available for grant under these stock-based compensation plans.
A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants were as follows.

	Six Months Ended June 30,
	2019	2018
Dividend yield	—%	—%
Expected volatility	25%	25%
Risk-free interest rate	2.37%	2.48%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$19.23	$17.60

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2018	1,581,699	$40.77
Granted	15,000	59.55
Exercise of stock options *	(137,443)	23.15
Forfeited	(3,538)	27.43
Outstanding - June 30, 2019	1,455,718	$42.65	7.1	$28,249
Exercisable - June 30, 2019	667,418	$38.34	6.5	$15,833
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the six months ended June 30, 2019, 64,681 such shares were surrendered to the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the six months ended June 30, 2019 and 2018 was approximately $5.0 million and $1.4 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2018	$39.37	29,512
Granted	61.96	4,257
Vested *	44.79	(9,422)
Forfeited	16.50	(408)
Outstanding - June 30, 2019	$41.64	23,939
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 1,553 shares were surrendered during the six months ended June 30, 2019.
The Company recognized approximately $2.2 million and $2.3 million of stock-based compensation expense (included in personnel on the consolidated statements of income) during the six months ended June 30, 2019 and 2018, respectively, associated with its common stock awards granted to officers and employees. In addition, during the first half of 2019, the Company recognized approximately $0.3 million of director expense (included in other expense on the consolidated statements of income) for a total restricted stock grant of 4,257 shares with immediate vesting to directors. As of June 30, 2019, there was approximately $11.0 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately three years. The Company recognized a tax benefit of approximately $0.9 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively, for the tax impact of stock option exercises and vesting of restricted stock.
Note 5 – Securities Available for Sale
Amortized cost and fair value of securities available for sale are summarized as follows.

	June 30, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$16,834	$—	$205	$16,629
State, county and municipals	147,959	597	386	148,170
Mortgage-backed securities	150,094	2,507	772	151,829
Corporate debt securities	84,749	2,629	17	87,361
Total	$399,636	$5,733	$1,380	$403,989

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$22,467	$—	$818	$21,649
State, county and municipals	163,702	76	3,252	160,526
Mortgage-backed securities	134,350	328	3,034	131,644
Corporate debt securities	87,352	66	1,093	86,325
Total	$407,871	$470	$8,197	$400,144
The following table presents gross unrealized losses and the related estimated fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	June 30, 2019
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$—	$—	$16,629	$205	$16,629	$205	3
State, county and municipals	1,917	2	64,560	384	66,477	386	181
Mortgage-backed securities	13,180	25	64,028	747	77,208	772	166
Corporate debt securities	—	—	2,041	17	2,041	17	1
Total	$15,097	$27	$147,258	$1,353	$162,355	$1,380	351

	December 31, 2018
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$—	$—	$21,649	$818	$21,649	$818	3
State, county and municipals	16,136	98	130,975	3,154	147,111	3,252	440
Mortgage-backed securities	20,568	132	89,189	2,902	109,757	3,034	204
Corporate debt securities	51,592	677	9,757	416	61,349	1,093	33
Total	$88,296	$907	$251,570	$7,290	$339,866	$8,197	680
As of June 30, 2019, the Company does not consider its securities AFS with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the six months ended June 30, 2019 or 2018.
The amortized cost and fair value of securities AFS by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; as this is particularly inherent in mortgage-backed securities, these securities are not included in the maturity categories below.

	June 30, 2019
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$21,526	$21,528
Due in one year through five years	187,172	189,049
Due after five years through ten years	34,437	34,702
Due after ten years	6,407	6,881
	249,542	252,160
Mortgage-backed securities	150,094	151,829
Securities AFS	$399,636	$403,989

Proceeds and realized gains / losses from the sale of securities AFS were as follows.

	Six Months Ended June 30,
(in thousands)	2019	2018
Gross gains	$152	$—
Gross losses	(120)	—
Gains (losses) on sales of securities AFS, net	$32	$—
Proceeds from sales of securities AFS	$13,240	$—
Note 6 – Loans, Allowance for Loan Losses, and Credit Quality
The loan composition is summarized as follows.

	June 30, 2019		December 31, 2018
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$737,928	34%	$684,920	32%
Owner-occupied commercial real estate (“CRE”)	447,554	20	441,353	20
Agricultural (“AG”) production	35,765	2	35,625	2
AG real estate	53,485	2	53,444	2
CRE investment	326,820	15	343,652	16
Construction & land development	73,108	3	80,599	4
Residential construction	38,246	2	30,926	1
Residential first mortgage	345,061	16	357,841	17
Residential junior mortgage	116,433	5	111,328	5
Retail & other	28,873	1	26,493	1
Loans	2,203,273	100%	2,166,181	100%
Less allowance for loan losses (“ALLL”)	13,571		13,153
Loans, net	$2,189,702		$2,153,028
Allowance for loan losses to loans	0.62%		0.61%
As a further breakdown, loans are summarized by originated and acquired as follows.

	June 30, 2019				December 31, 2018
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$625,450	40%	$112,478	18%	$568,100	38%	$116,820	17%
Owner-occupied CRE	306,634	19	140,920	22	283,531	19	157,822	23
AG production	11,383	1	24,382	4	11,113	1	24,512	4
AG real estate	33,907	2	19,578	3	31,374	2	22,070	3
CRE investment	165,687	10	161,133	26	171,087	12	172,565	25
Construction & land development	60,297	4	12,811	2	66,478	4	14,121	2
Residential construction	37,996	2	250	—	30,926	2	—	—
Residential first mortgage	221,613	14	123,448	20	220,368	15	137,473	20
Residential junior mortgage	88,053	6	28,380	5	78,379	5	32,949	5
Retail & other	27,115	2	1,758	—	23,809	2	2,684	1
Loans	1,578,135	100%	625,138	100%	1,485,165	100%	681,016	100%
Less ALLL	11,934		1,637		11,448		1,705
Loans, net	$1,566,201		$623,501		$1,473,717		$679,311
ALLL to loans	0.76%		0.26%		0.77%		0.25%
As a percent of total loans	72%		28%		69%		31%
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

A roll forward of the allowance for loan losses is summarized as follows.

	Six Months Ended		Year Ended
(in thousands)	June 30, 2019	June 30, 2018	December 31, 2018
Beginning balance	$13,153	$12,653	$12,653
Provision for loan losses	500	1,020	1,600
Charge-offs	(232)	(877)	(1,213)
Recoveries	150	79	113
Net (charge-offs) recoveries	(82)	(798)	(1,100)
Ending balance	$13,571	$12,875	$13,153
The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment.

	TOTAL – Six Months Ended June 30, 2019
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$5,271	$2,847	$121	$301	$1,470	$510	$211	$1,646	$472	$304	$13,153
Provision	371	17	15	23	(19)	(65)	35	(79)	66	136	500
Charge-offs	—	(13)	—	—	—	—	—	—	(60)	(159)	(232)
Recoveries	50	2	—	—	—	—	—	35	29	34	150
Net (charge-offs) recoveries	50	(11)	—	—	—	—	—	35	(31)	(125)	(82)
Ending balance	$5,692	$2,853	$136	$324	$1,451	$445	$246	$1,602	$507	$315	$13,571
As % of ALLL	42%	21%	1%	2%	11%	3%	2%	12%	4%	2%	100%
ALLL:
Individually evaluated	$382	$—	$38	$—	$—	$—	$—	$—	$—	$—	$420
Collectively evaluated	5,310	2,853	98	324	1,451	445	246	1,602	507	315	13,151
Ending balance	$5,692	$2,853	$136	$324	$1,451	$445	$246	$1,602	$507	$315	$13,571
Loans:
Individually evaluated	$2,476	$2,734	$401	$734	$1,520	$472	$451	$2,632	$224	$12	$11,656
Collectively evaluated	735,452	444,820	35,364	52,751	325,300	72,636	37,795	342,429	116,209	28,861	2,191,617
Total loans	$737,928	$447,554	$35,765	$53,485	$326,820	$73,108	$38,246	$345,061	$116,433	$28,873	$2,203,273
Less ALLL	5,692	2,853	136	324	1,451	445	246	1,602	507	315	13,571
Net loans	$732,236	$444,701	$35,629	$53,161	$325,369	$72,663	$38,000	$343,459	$115,926	$28,558	$2,189,702

As a further breakdown, the ALLL is summarized by originated and acquired as follows.

	Originated – Six Months Ended June 30, 2019
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,683	$2,439	$110	$255	$1,230	$431	$211	$1,400	$408	$281	$11,448
Provision	385	36	12	23	14	(49)	1	(56)	8	136	510
Charge-offs	—	(13)	—	—	—	—	—	—	—	(159)	(172)
Recoveries	50	2	—	—	—	—	—	35	27	34	148
Net (charge-offs) recoveries	50	(11)	—	—	—	—	—	35	27	(125)	(24)
Ending balance	$5,118	$2,464	$122	$278	$1,244	$382	$212	$1,379	$443	$292	$11,934
As % of ALLL	43%	21%	1%	2%	10%	3%	2%	12%	4%	2%	100%
ALLL:
Individually evaluated	$382	$—	$38	$—	$—	$—	$—	$—	$—	$—	$420
Collectively evaluated	4,736	2,464	84	278	1,244	382	212	1,379	443	292	11,514
Ending balance	$5,118	$2,464	$122	$278	$1,244	$382	$212	$1,379	$443	$292	$11,934
Loans:
Individually evaluated	$777	$1,841	$224	$466	$—	$—	$451	$—	$—	$—	$3,759
Collectively evaluated	624,673	304,793	11,159	33,441	165,687	60,297	37,545	221,613	88,053	27,115	1,574,376
Total loans	$625,450	$306,634	$11,383	$33,907	$165,687	$60,297	$37,996	$221,613	$88,053	$27,115	$1,578,135
Less ALLL	5,118	2,464	122	278	1,244	382	212	1,379	443	292	11,934
Net loans	$620,332	$304,170	$11,261	$33,629	$164,443	$59,915	$37,784	$220,234	$87,610	$26,823	$1,566,201

	Acquired – Six Months Ended June 30, 2019
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$588	$408	$11	$46	$240	$79	$—	$246	$64	$23	$1,705
Provision	(14)	(19)	3	—	(33)	(16)	34	(23)	58	—	(10)
Charge-offs	—	—	—	—	—	—	—	—	(60)	—	(60)
Recoveries	—	—	—	—	—	—	—	—	2	—	2
Net (charge-offs) recoveries	—	—	—	—	—	—	—	—	(58)	—	(58)
Ending balance	$574	$389	$14	$46	$207	$63	$34	$223	$64	$23	$1,637
As % of ALLL	35%	24%	1%	3%	13%	4%	2%	13%	4%	1%	100%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	574	389	14	46	207	63	34	223	64	23	1,637
Ending balance	$574	$389	$14	$46	$207	$63	$34	$223	$64	$23	$1,637
Loans:
Individually evaluated	$1,699	$893	$177	$268	$1,520	$472	$—	$2,632	$224	$12	$7,897
Collectively evaluated	110,779	140,027	24,205	19,310	159,613	12,339	250	120,816	28,156	1,746	617,241
Total loans	$112,478	$140,920	$24,382	$19,578	$161,133	$12,811	$250	$123,448	$28,380	$1,758	$625,138
Less ALLL	574	389	14	46	207	63	34	223	64	23	1,637
Net loans	$111,904	$140,531	$24,368	$19,532	$160,926	$12,748	$216	$123,225	$28,316	$1,735	$623,501

For comparison purposes, the following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment for the prior year-end period.

	TOTAL – Year Ended December 31, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,934	$2,607	$129	$296	$1,388	$726	$251	$1,609	$488	$225	$12,653
Provision	1,107	300	(8)	5	119	(216)	(40)	117	(51)	267	1,600
Charge-offs	(813)	(74)	—	—	(37)	—	—	(85)	—	(204)	(1,213)
Recoveries	43	14	—	—	—	—	—	5	35	16	113
Net (charge-offs) recoveries	(770)	(60)	—	—	(37)	—	—	(80)	35	(188)	(1,100)
Ending balance	$5,271	$2,847	$121	$301	$1,470	$510	$211	$1,646	$472	$304	$13,153
As % of ALLL	40%	22%	1%	2%	11%	4%	2%	12%	4%	2%	100%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	5,271	2,847	121	301	1,470	510	211	1,646	472	304	13,153
Ending balance	$5,271	$2,847	$121	$301	$1,470	$510	$211	$1,646	$472	$304	$13,153
Loans:
Individually evaluated	$2,927	$1,506	$—	$222	$1,686	$603	$—	$2,750	$233	$12	$9,939
Collectively evaluated	681,993	439,847	35,625	53,222	341,966	79,996	30,926	355,091	111,095	26,481	2,156,242
Total loans	$684,920	$441,353	$35,625	$53,444	$343,652	$80,599	$30,926	$357,841	$111,328	$26,493	$2,166,181
Less ALLL	5,271	2,847	121	301	1,470	510	211	1,646	472	304	13,153
Net loans	$679,649	$438,506	$35,504	$53,143	$342,182	$80,089	$30,715	$356,195	$110,856	$26,189	$2,153,028
As a further breakdown, the ALLL is summarized by originated and acquired as follows.

	Originated – Year Ended December 31, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,192	$2,115	$112	$235	$1,154	$628	$200	$1,297	$409	$200	$10,542
Provision	1,262	385	(2)	20	113	(197)	11	187	(31)	266	2,014
Charge-offs	(813)	(64)	—	—	(37)	—	—	(85)	—	(201)	(1,200)
Recoveries	42	3	—	—	—	—	—	1	30	16	92
Net (charge-offs) recoveries	(771)	(61)	—	—	(37)	—	—	(84)	30	(185)	(1,108)
Ending balance	$4,683	$2,439	$110	$255	$1,230	$431	$211	$1,400	$408	$281	$11,448
As % of ALLL	41%	21%	1%	2%	11%	4%	2%	12%	4%	2%	100%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	4,683	2,439	110	255	1,230	431	211	1,400	408	281	11,448
Ending balance	$4,683	$2,439	$110	$255	$1,230	$431	$211	$1,400	$408	$281	$11,448
Loans:
Individually evaluated	$227	$321	$—	$—	$—	$—	$—	$—	$—	$—	$548
Collectively evaluated	567,873	283,210	11,113	31,374	171,087	66,478	30,926	220,368	78,379	23,809	1,484,617
Total loans	$568,100	$283,531	$11,113	$31,374	$171,087	$66,478	$30,926	$220,368	$78,379	$23,809	$1,485,165
Less ALLL	4,683	2,439	110	255	1,230	431	211	1,400	408	281	11,448
Net loans	$563,417	$281,092	$11,003	$31,119	$169,857	$66,047	$30,715	$218,968	$77,971	$23,528	$1,473,717

	Acquired – Year Ended December 31, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$742	$492	$17	$61	$234	$98	$51	$312	$79	$25	$2,111
Provision	(155)	(85)	(6)	(15)	6	(19)	(51)	(70)	(20)	1	(414)
Charge-offs	—	(10)	—	—	—	—	—	—	—	(3)	(13)
Recoveries	1	11	—	—	—	—	—	4	5	—	21
Net (charge-offs) recoveries	1	1	—	—	—	—	—	4	5	(3)	8
Ending balance	$588	$408	$11	$46	$240	$79	$—	$246	$64	$23	$1,705
As % of ALLL	34%	24%	1%	3%	14%	5%	—%	14%	4%	1%	100%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	588	408	11	46	240	79	—	246	64	23	1,705
Ending balance	$588	$408	$11	$46	$240	$79	$—	$246	$64	$23	$1,705
Loans:
Individually evaluated	$2,700	$1,185	$—	$222	$1,686	$603	$—	$2,750	$233	$12	$9,391
Collectively evaluated	114,120	156,637	24,512	21,848	170,879	13,518	—	134,723	32,716	2,672	671,625
Total loans	$116,820	$157,822	$24,512	$22,070	$172,565	$14,121	$—	$137,473	$32,949	$2,684	$681,016
Less ALLL	588	408	11	46	240	79	—	246	64	23	1,705
Net loans	$116,232	$157,414	$24,501	$22,024	$172,325	$14,042	$—	$137,227	$32,885	$2,661	$679,311
The following table presents nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired.

	Total Nonaccrual Loans
(in thousands)	June 30, 2019	% of Total	December 31, 2018	% of Total
Commercial & industrial	$2,673	35%	$2,816	52%
Owner-occupied CRE	2,462	32	673	12
AG production	401	5	—	—
AG real estate	427	6	164	3
CRE investment	175	2	210	4
Construction & land development	—	—	80	1
Residential construction	451	6	1	—
Residential first mortgage	739	10	1,265	23
Residential junior mortgage	314	4	262	5
Retail & other	8	—	—	—
Nonaccrual loans	$7,650	100%	$5,471	100%
Percent of total loans	0.3%		0.2%

	June 30, 2019				December 31, 2018
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$953	23%	$1,720	51%	$352	25%	$2,464	61%
Owner-occupied CRE	1,841	43	621	18	362	26	311	8
AG production	224	5	177	5	—	—	—	—
AG real estate	216	5	211	6	—	—	164	4
CRE investment	—	—	175	5	—	—	210	5
Construction & land development	—	—	—	—	—	—	80	2
Residential construction	451	11	—	—	1	—	—	—
Residential first mortgage	472	11	267	8	629	45	636	15
Residential junior mortgage	98	2	216	7	65	4	197	5
Retail & other	—	—	8	—	—	—	—	—
Nonaccrual loans	$4,255	100%	$3,395	100%	$1,409	100%	$4,062	100%
Percent of nonaccrual loans	56%		44%		26%		74%
The following tables present past due loans by portfolio segment.

	June 30, 2019
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$344	$2,673	$734,911	$737,928
Owner-occupied CRE	—	2,462	445,092	447,554
AG production	—	401	35,364	35,765
AG real estate	—	427	53,058	53,485
CRE investment	—	175	326,645	326,820
Construction & land development	71	—	73,037	73,108
Residential construction	841	451	36,954	38,246
Residential first mortgage	383	739	343,939	345,061
Residential junior mortgage	536	314	115,583	116,433
Retail & other	122	8	28,743	28,873
Total loans	$2,297	$7,650	$2,193,326	$2,203,273
Percent of total loans	0.1%	0.3%	99.6%	100.0%

	December 31, 2018
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$—	$2,816	$682,104	$684,920
Owner-occupied CRE	557	673	440,123	441,353
AG production	19	—	35,606	35,625
AG real estate	35	164	53,245	53,444
CRE investment	180	210	343,262	343,652
Construction & land development	—	80	80,519	80,599
Residential construction	—	1	30,925	30,926
Residential first mortgage	758	1,265	355,818	357,841
Residential junior mortgage	12	262	111,054	111,328
Retail & other	10	—	26,483	26,493
Total loans	$1,571	$5,471	$2,159,139	$2,166,181
Percent of total loans	0.1%	0.2%	99.7%	100.0%

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
The following tables present total loans by risk categories.

	June 30, 2019
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$702,261	$20,234	$2,413	$13,020	$—	$—	$737,928
Owner-occupied CRE	418,203	16,027	2,464	10,860	—	—	447,554
AG production	26,000	5,096	1,622	3,047	—	—	35,765
AG real estate	40,983	6,645	2,367	3,490	—	—	53,485
CRE investment	322,209	2,569	890	1,152	—	—	326,820
Construction & land development	73,040	52	16	—	—	—	73,108
Residential construction	37,795	—	—	451	—	—	38,246
Residential first mortgage	340,609	1,360	1,264	1,828	—	—	345,061
Residential junior mortgage	116,092	17	—	324	—	—	116,433
Retail & other	28,865	—	—	8	—	—	28,873
Total loans	$2,106,057	$52,000	$11,036	$34,180	$—	$—	$2,203,273
Percent of total	95.6%	2.4%	0.5%	1.5%	—	—	100.0%

	December 31, 2018
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$649,475	$16,145	$6,178	$13,122	$—	$—	$684,920
Owner-occupied CRE	405,198	22,776	6,569	6,810	—	—	441,353
AG production	29,363	3,302	2,351	609	—	—	35,625
AG real estate	46,248	3,246	2,983	967	—	—	53,444
CRE investment	334,080	6,792	—	2,780	—	—	343,652
Construction & land development	75,365	5,138	16	80	—	—	80,599
Residential construction	30,926	—	—	—	—	—	30,926
Residential first mortgage	353,239	1,406	510	2,686	—	—	357,841
Residential junior mortgage	111,037	17	—	274	—	—	111,328
Retail & other	26,493	—	—	—	—	—	26,493
Total loans	$2,061,424	$58,822	$18,607	$27,328	$—	$—	$2,166,181
Percent of total	95.1%	2.7%	0.9%	1.3%	—	—	100.0%

The following tables present impaired loans.

	Total Impaired Loans – June 30, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$2,476	$7,253	$382	$3,196	$969
Owner-occupied CRE	2,734	3,069	—	2,812	127
AG production	401	404	38	402	4
AG real estate	734	734	—	735	—
CRE investment	1,520	1,525	—	1,523	5
Construction & land development	472	472	—	497	—
Residential construction	451	451	—	451	—
Residential first mortgage	2,632	2,798	—	2,672	73
Residential junior mortgage	224	224	—	227	—
Retail & other	12	15	—	12	3
Total	$11,656	$16,945	$420	$12,527	$1,181
Originated impaired loans	$3,759	$3,855	$420	$3,829	$97
Acquired impaired loans	7,897	13,090	—	8,698	1,084
Total	$11,656	$16,945	$420	$12,527	$1,181

	Total Impaired Loans – December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$2,927	$6,736	$—	$4,041	$660
Owner-occupied CRE	1,506	1,833	—	1,659	137
AG production	—	—	—	—	—
AG real estate	222	281	—	238	26
CRE investment	1,686	2,484	—	1,606	163
Construction & land development	603	1,506	—	603	21
Residential construction	—	—	—	—	—
Residential first mortgage	2,750	2,907	—	2,478	176
Residential junior mortgage	233	262	—	62	15
Retail & other	12	12	—	12	1
Total	$9,939	$16,021	$—	$10,699	$1,199
Originated impaired loans	$548	$548	$—	$899	$154
Acquired impaired loans	9,391	15,473	—	9,800	1,045
Total	$9,939	$16,021	$—	$10,699	$1,199
Total purchased credit impaired loans (in aggregate since the Company’s 2013 acquisitions) were initially recorded at a fair value of $43.6 million on their respective acquisition dates, net of an initial $34.4 million nonaccretable mark and a zero accretable mark. At June 30, 2019, $7.9 million of the $43.6 million remain in impaired loans.

Nonaccretable discount on purchased credit impaired loans:	Six Months Ended		Year Ended
(in thousands)	June 30, 2019	June 30, 2018	December 31, 2018
Balance at beginning of period	$6,408	$9,471	$9,471
Accretion to loan interest income	(1,524)	(1,580)	(1,976)
Transferred to accretable	—	(56)	(990)
Disposals of loans	—	—	(97)
Balance at end of period	$4,884	$7,835	$6,408

Troubled Debt Restructurings
At June 30, 2019, there were six loans classified as troubled debt restructurings with a current outstanding balance of $1.4 million (including performing TDRs of $0.5 million and the remainder on nonaccrual) and pre-modification balance of $2.1 million. In comparison, at December 31, 2018, there were four loans classified as troubled debt restructurings with an outstanding balance of $0.6 million and pre-modification balance of $2.7 million. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the six months ended June 30, 2019. As of June 30, 2019, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.
Note 7 – Goodwill and Other Intangibles and Mortgage Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s quarterly assessment indicated no impairment charge on goodwill, core deposit intangibles or customer list intangibles was required for the year ended December 31, 2018 or the six months ended June 30, 2019. A summary of goodwill and other intangibles was as follows.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2019	December 31, 2018
Goodwill	$107,366	$107,366
Core deposit intangibles	10,794	12,562
Customer list intangibles	4,125	4,379
Other intangibles	14,919	16,941
Goodwill and other intangibles, net	$122,285	$124,307
Goodwill: Goodwill was $107.4 million at both June 30, 2019 and December 31, 2018.
Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2019	December 31, 2018
Core deposit intangibles:
Gross carrying amount	$29,015	$29,015
Accumulated amortization	(18,221)	(16,453)
Net book value	$10,794	$12,562
Additions during the period	$—	$—
Amortization during the period	$1,768	$3,915
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(1,398)	(1,144)
Net book value	$4,125	$4,379
Additions during the period	$—	$290
Amortization during the period	$254	$474

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

	Six Months Ended	Year Ended
(in thousands)	June 30, 2019	December 31, 2018
Mortgage servicing rights ("MSR") asset:
MSR asset at beginning of year	$3,749	$3,187
Capitalized MSR	871	1,203
Amortization during the period	(387)	(641)
MSR asset at end of period	$4,233	$3,749
Fair value of MSR asset at end of period	$6,506	$6,347
Residential mortgage loans serviced for others	$663,360	$603,446
Net book value of MSR asset to loans serviced for others	0.64%	0.62%
The Company periodically evaluates its mortgage servicing rights asset for impairment. At each reporting date, impairment is assessed based on estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). No valuation allowance or impairment charge was recorded for the year ended December 31, 2018 or the six months ended June 30, 2019. See Note 9 for additional information on the fair value of the MSR asset.
The following table shows the estimated future amortization expense for amortizing intangible assets and the MSR asset. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of June 30, 2019. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset
Year ending December 31,
2019 (remaining six months)	$1,569	$253	$395
2020	2,657	507	773
2021	2,167	507	623
2022	1,735	507	623
2023	1,273	483	520
2024	841	449	324
Thereafter	552	1,419	975
Total	$10,794	$4,125	$4,233
Note 8 – Short and Long-Term Borrowings
Short-Term Borrowings:
The Company did not have any short-term borrowings (borrowing with an original maturity of one year or less) outstanding at June 30, 2019 or December 31, 2018.
Long-Term Borrowings:
The components of long-term borrowings (borrowing with an original maturity greater than one year) were as follows.

(in thousands)	June 30, 2019	December 31, 2018
FHLB advances	$35,122	$35,252
Junior subordinated debentures	30,335	30,096
Subordinated notes	11,975	11,957
Total long-term borrowings	$77,432	$77,305
Percent of fixed rate long-term borrowings	69%	69%
Percent of floating rate long-term borrowings	31%	31%
FHLB Advances: The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturity dates through 2022. The weighted average rate of the FHLB advances was 1.72% at both June 30, 2019 and December 31, 2018.

Junior Subordinated Debentures: The following table shows the breakdown of junior subordinated debentures. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair market value) are being accreted to interest expense over the remaining life of the debentures. All the debentures below are currently callable and may be redeemed in part or in full at par plus any accrued but unpaid interest. At June 30, 2019 and December 31, 2018, $29.2 million and $28.9 million, respectively, qualify as Tier 1 capital.

		Junior Subordinated Debentures
(in thousands)	Maturity Date	Par	6/30/2019 Unamortized Discount	6/30/2019 Carrying Value	12/31/2018 Carrying Value
2004 Nicolet Bankshares Statutory Trust (1)	7/15/2034	$6,186	$—	$6,186	$6,186
2005 Mid-Wisconsin Financial Services, Inc. (2)	12/15/2035	10,310	(3,272)	7,038	6,939
2006 Baylake Corp. (3)	9/30/2036	16,598	(4,002)	12,596	12,478
2004 First Menasha Bancshares, Inc. (4)	3/17/2034	5,155	(640)	4,515	4,493
Total		$38,249	$(7,914)	$30,335	$30,096

(1)	The interest rate is 8.00% fixed.

(2)
The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 3.84% and 4.22% as of June 30, 2019 and December 31, 2018, respectively.

(3)
The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of the three-month LIBOR plus 1.35%, adjusted quarterly. The interest rates were 3.67% and 4.15% as of June 30, 2019 and December 31, 2018, respectively.

(4)
The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 2.79%, adjusted quarterly. The interest rates were 5.20% and 5.58% as of June 30, 2019 and December 31, 2018, respectively.

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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
June 30, 2019
U.S. government agency securities	$16,629	$—	$16,629	$—
State, county and municipals	148,170	—	148,105	65
Mortgage-backed securities	151,829	—	151,829	—
Corporate debt securities	87,361	—	79,523	7,838
Securities AFS	$403,989	$—	$396,086	$7,903
Other investments (equity securities)	$3,258	$3,258	$—	$—
December 31, 2018
U.S. government agency securities	$21,649	$—	$21,649	$—
State, county and municipals	160,526	—	160,460	66
Mortgage-backed securities	131,644	—	131,644	—
Corporate debt securities	86,325	—	77,901	8,424
Securities AFS	$400,144	$—	$391,654	$8,490
Other investments (equity securities)	$2,650	$2,650	$—	$—
The following is a description of the valuation methodologies used by the Company for the securities AFS and equity securities measured at fair value on a recurring basis, noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private municipal bonds and corporate debt securities, which include trust preferred security investments. At June 30, 2019 and December 31, 2018, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.
The following table presents the changes in the Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Six Months Ended	Year Ended
Level 3 Fair Value Measurements:	June 30, 2019	December 31, 2018
Balance at beginning of year	$8,490	$9,151
Paydowns/Sales/Settlements	(587)	(661)
Balance at end of period	$7,903	$8,490
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
June 30, 2019
Impaired loans	$11,236	$—	$—	$11,236
Other real estate owned (“OREO”)	300	—	—	300
MSR asset	6,506	—	—	6,506
December 31, 2018
Impaired loans	$9,939	$—	$—	$9,939
OREO	420	—	—	420
MSR asset	6,347	—	—	6,347

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
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

June 30, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$154,920	$154,920	$154,920	$—	$—
Certificates of deposit in other banks	5,396	5,378	—	5,378	—
Securities AFS	403,989	403,989	—	396,086	7,903
Other investments, including equity securities	19,841	19,841	3,258	13,224	3,359
Loans held for sale	4,699	4,783	—	4,783	—
Loans, net	2,189,702	2,200,767	—	—	2,200,767
BOLI	69,222	69,222	69,222	—	—
MSR asset	4,233	6,506	—	—	6,506
Financial liabilities:
Deposits	$2,536,639	$2,537,128	$—	$—	$2,537,128
Long-term borrowings	77,432	76,671	—	35,254	41,417

December 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$249,526	$249,526	$249,526	$—	$—
Certificates of deposit in other banks	993	993	—	993	—
Securities AFS	400,144	400,144	—	391,654	8,490
Other investments, including equity securities	17,997	17,997	2,650	13,189	2,158
Loans held for sale	1,639	1,662	—	1,662	—
Loans, net	2,153,028	2,139,322	—	—	2,139,322
BOLI	66,310	66,310	66,310	—	—
MSR asset	3,749	6,347	—	—	6,347
Financial liabilities:
Deposits	$2,614,138	$2,614,995	$—	$—	$2,614,995
Long-term borrowings	77,305	75,923	—	34,907	41,016
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
Lending-related commitments and derivative financial instruments: At June 30, 2019 and December 31, 2018, the estimated fair value of letters of credit, interest rate lock commitments on residential mortgage loans, outstanding mandatory commitments to sell residential mortgage loans into the secondary market, and mirror interest rate swap agreements were not significant.
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
Note 10 – Operating Leases
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

A summary of net lease cost and selected other information related to operating leases was as follows.

Six Months Ended
($ in thousands)	June 30, 2019
Net lease cost:
Operating lease cost	$501
Variable lease cost	113
Net lease cost	$614
Selected other operating lease information:
Weighted average remaining lease term (years)	5
Weighted average discount rate	2.5%
The following table summarizes the maturity of remaining lease liabilities.

(in thousands)
Year ending December 31,
2019 (remaining six months)	$566
2020	1,129
2021	1,017
2022	961
2023	718
2024	613
Thereafter	151
Total future minimum lease payments	5,155
Less: amount representing interest	(129)
Present value of net future minimum lease payments	$5,026

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
Forward-Looking Statements
Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Nicolet’s control, include, but are not necessarily limited to the following:

•	operating, legal and regulatory risks, including the effects of legislative or regulatory developments affecting the financial industry generally or Nicolet specifically;

•	economic, market, political and competitive forces affecting Nicolet’s banking and wealth management businesses;

•	changes in interest rates, monetary policy and general economic conditions, which may impact Nicolet’s net interest income;

•	potential difficulties in integrating the operations of Nicolet with those of Choice following the merger;

•	compliance or operational risks related to new products, services, ventures, or lines of business, if any, that Nicolet may pursue or implement; and

•	the risk that Nicolet’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements. Nicolet specifically disclaims any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.
Overview
The following discussion is management’s analysis of the consolidated financial condition as of June 30, 2019 and December 31, 2018 and results of operations for the three and six-month periods ended June 30, 2019 and 2018. It should be read in conjunction with Nicolet’s audited consolidated financial statements included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2018.

Performance Summary
Table 1: Earnings Summary and Selected Financial Data

	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018	6/30/2019	6/30/2018
Results of operations:
Interest income	$34,570	$33,159	$32,327	$31,880	$30,545	$67,729	$61,330
Interest expense	5,626	5,684	5,298	4,938	4,742	11,310	8,653
Net interest income	28,944	27,475	27,029	26,942	25,803	56,419	52,677
Provision for loan losses	300	200	240	340	510	500	1,020
Net interest income after provision for loan losses	28,644	27,275	26,789	26,602	25,293	55,919	51,657
Noninterest income	18,560	9,186	9,797	10,649	10,239	27,746	19,063
Noninterest expense	25,727	22,759	21,621	23,044	22,451	48,486	45,093
Income before income tax expense	21,477	13,702	14,965	14,207	13,081	35,179	25,627
Income tax expense	2,833	3,352	4,015	3,268	3,255	6,185	6,163
Net income	18,644	10,350	10,950	10,939	9,826	28,994	19,464
Net income attributable to noncontrolling interest	95	83	87	80	89	178	150
Net income attributable to Nicolet Bankshares, Inc.	$18,549	$10,267	$10,863	$10,859	$9,737	$28,816	$19,314
Earnings per common share:
Basic	$1.98	$1.09	$1.14	$1.13	$1.01	$3.06	$1.99
Diluted	$1.91	$1.05	$1.11	$1.09	$0.98	$2.97	$1.93
Common Shares:
Basic weighted average	9,374	9,461	9,526	9,633	9,639	9,418	9,702
Diluted weighted average	9,692	9,758	9,814	9,949	9,970	9,711	10,032
Outstanding (period end)	9,327	9,431	9,495	9,577	9,643	9,327	9,643
Period-End Balances:
Loans	$2,203,273	$2,189,688	$2,166,181	$2,143,457	$2,128,624	$2,203,273	$2,128,624
Allowance for loan losses	13,571	13,370	13,153	12,992	12,875	13,571	12,875
Securities available-for-sale, at fair value	403,989	407,693	400,144	410,911	401,975	403,989	401,975
Goodwill and other intangibles, net	122,285	123,254	124,307	125,360	126,124	122,285	126,124
Total assets	3,054,813	3,041,091	3,096,535	3,000,902	2,922,151	3,054,813	2,922,151
Deposits	2,536,639	2,538,486	2,614,138	2,522,156	2,455,536	2,536,639	2,455,536
Stockholders’ equity	411,415	398,767	386,609	377,171	370,584	411,415	370,584
Book value per common share	44.11	42.28	40.72	39.38	38.43	44.11	38.43
Tangible book value per common share (2)	31.00	29.21	27.62	26.29	25.35	31.00	25.35
Average Balances:
Loans	$2,189,070	$2,179,420	$2,142,870	$2,134,448	$2,117,828	$2,184,272	$2,116,096
Interest-earning assets	2,702,357	2,734,936	2,693,752	2,664,316	2,742,976	2,718,557	2,663,962
Goodwill and other intangibles, net	122,841	123,892	124,930	125,798	126,646	123,363	127,220
Total assets	3,022,383	3,047,068	2,996,553	2,971,247	3,044,466	3,034,658	2,970,908
Deposits	2,514,226	2,556,927	2,518,378	2,497,439	2,583,112	2,535,459	2,510,013
Interest-bearing liabilities	1,892,775	1,946,210	1,867,327	1,931,119	2,084,361	1,919,345	2,005,341
Stockholders’ equity	404,345	391,027	379,846	375,507	364,988	397,723	365,492
Financial Ratios: (1)
Return on average assets	2.46%	1.37%	1.44%	1.45%	1.28%	1.91%	1.31%
Return on average common equity	18.40	10.65	11.35	11.47	10.70	14.61	10.66
Return on average tangible common equity (2)	26.43	15.59	16.91	17.25	16.39	21.18	16.35
Average equity to average assets	13.38	12.83	12.68	12.64	11.99	13.11	12.30
Stockholders' equity to assets	13.47	13.11	12.49	12.57	12.68	13.47	12.68
Tangible common equity to tangible assets (2)	9.86	9.44	8.83	8.76	8.74	9.86	8.74
Net interest margin	4.28	4.05	3.98	4.02	3.77	4.16	3.98
Net loan charge-offs to average loans	0.02	(0.00)	0.01	0.04	0.08	0.01	0.08
Nonperforming loans to total loans	0.35	0.40	0.25	0.48	0.51	0.35	0.51
Nonperforming assets to total assets	0.26	0.30	0.19	0.38	0.41	0.26	0.41
Efficiency ratio	64.01	61.91	58.03	61.08	63.49	63.00	63.38
Effective tax rate	13.19	24.46	26.83	23.00	24.88	17.58	24.05
Selected Items:
Interest income from resolving PCI loans (rounded)	$1,300	$200	$100	$300	$100	$1,500	$1,600
Tax-equivalent adjustment on net interest income	263	272	278	285	289	535	587
Tax benefit on stock-based compensation	(739)	(144)	(23)	—	—	(883)	(159)
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

Net income was $28.8 million for the six months ended June 30, 2019, an increase of $9.5 million or 49% over $19.3 million for the six months ended June 30, 2018. Earnings per diluted common share was $2.97 for the first six months of 2019, 54% higher than $1.93 for the comparable 2018 period.

•
During second quarter 2019, Nicolet sold approximately 80% of its equity investment in UFS, LLC, a data processing and e-banking entity, and recognized a $7.4 million after-tax gain (included in noninterest income under asset gains) and recorded $2.75 million ($2.0 million after-tax) in personnel expense for retirement-related compensation declared. Consistent with our philosophy of aligning outcomes to customers, shareholders, and employees, the board approved these retirement-related compensation actions to benefit all employees following the recognition of the gain on the equity investment sale. Combined, net of taxes, these actions impacted net income favorably by $5.4 million and diluted earnings per common share by $0.55.

•
Net interest income was $56.4 million for the first six months of 2019, up $3.7 million or 7% over first half 2018. Interest income grew $6.4 million (despite $1.0 million lower aggregate discount income on purchased loans), aided by a higher mix of average interest-earning assets in loans and the elevated rate environment on new, renewed and variable rate loans. Interest expense increased $2.7 million primarily due to rising rates. Net interest margin was 4.16% for the six months ended June 30, 2019, compared to 3.98% for the six months ended June 30, 2018. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”

•
Noninterest income was $27.7 million for first half 2019, up $8.7 million or 46% over the comparable 2018 period, mostly due to the $7.4 million gain on the equity investment sale noted above. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”

•
Noninterest expense was $48.5 million, $3.4 million or 8% higher than first half 2018, mostly due to the retirement-related compensation actions in second quarter 2019 noted above. Personnel costs increased $2.7 million, and non-personnel expenses combined increased $0.7 million or 3% over first half 2018. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”

•
Asset quality remains sound. Nonperforming assets were $8.0 million, representing 0.26% of total assets at June 30, 2019, up modestly from 0.19% at December 31, 2018 and down favorably from 0.41% at June 30, 2018. For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”

•
At June 30, 2019, assets were $3.1 billion, a decrease of $42 million (1%) from December 31, 2018 (largely due to a $95 million decrease in cash and cash equivalents exceeding a $37 million increase in loans) and an increase of $133 million (5%) from June 30, 2018 (mostly due to a $51 million increase in cash and cash equivalents and $75 million increase in loans).

•
At June 30, 2019, loans were $2.2 billion, 2% higher than December 31, 2018 and 4% higher than June 30, 2018. On average, loans grew $68 million or 3% over first half 2018. For additional information regarding loans, see “Balance Sheet Analysis — Loans.”

•
Total deposits were $2.5 billion at June 30, 2019, a decrease of 3% from December 31, 2018 and 3% higher than June 30, 2018. Average deposits were $25 million or 1% higher than first half 2018 (which included a $0.1 billion impact of carrying a $0.3 billion short-term transaction deposit of a large commercial customer from late March to mid-June 2018). For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Six Months Ended June 30,
	2019			2018
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Loans, including loan fees (1)(2)	$2,184,272	$61,270	5.59%	$2,116,096	$55,741	5.25%
Investment securities:
Taxable	268,663	3,674	2.73%	251,204	2,939	2.34%
Tax-exempt (2)	137,576	1,513	2.20%	153,724	1,658	2.16%
Other interest-earning assets	128,046	1,807	2.81%	142,938	1,579	2.20%
Total non-loan earning assets	534,285	6,994	2.62%	547,866	6,176	2.25%
Total interest-earning assets	2,718,557	$68,264	5.00%	2,663,962	$61,917	4.63%
Other assets, net	316,101			306,946
Total assets	$3,034,658			$2,970,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$305,449	$752	0.50%	$277,927	$504	0.37%
Interest-bearing demand	495,878	2,549	1.04%	550,631	2,171	0.79%
Money market accounts (“MMA”)	569,167	1,986	0.70%	678,719	1,918	0.57%
Core time deposits	401,849	4,059	2.04%	310,696	2,009	1.30%
Brokered deposits	69,634	161	0.47%	109,158	355	0.66%
Total interest-bearing deposits	1,841,977	9,507	1.04%	1,927,131	6,957	0.73%
Other interest-bearing liabilities	77,368	1,803	4.64%	78,210	1,696	4.32%
Total interest-bearing liabilities	1,919,345	11,310	1.19%	2,005,341	8,653	0.87%
Noninterest-bearing demand	693,482			582,882
Other liabilities	24,108			17,193
Stockholders’ equity	397,723			365,492
Total liabilities and stockholders’ equity	$3,034,658			$2,970,908
Net interest income and rate spread		$56,954	3.81%		$53,264	3.76%
Tax-equivalent adjustment		$535			$587
Net interest margin			4.16%			3.98%

(1)	Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis (Continued)

	For the Three Months Ended June 30,
	2019			2018
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Loans, including loan fees (1)(2)	$2,189,070	$31,257	5.66%	$2,117,828	$27,241	5.10%
Investment securities:
Taxable	269,072	2,041	3.03%	257,537	1,597	2.48%
Tax-exempt (2)	133,862	737	2.20%	151,163	818	2.16%
Other interest-earning assets	110,353	798	2.87%	216,448	1,178	2.16%
Total non-loan earning assets	513,287	3,576	2.78%	625,148	3,593	2.29%
Total interest-earning assets	2,702,357	$34,833	5.11%	2,742,976	$30,834	4.46%
Other assets, net	320,026			301,490
Total assets	$3,022,383			$3,044,466
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$311,029	$392	0.50%	$282,656	$286	0.41%
Interest-bearing demand	478,447	1,228	1.03%	539,744	1,098	0.82%
MMA	559,355	976	0.70%	765,741	1,195	0.63%
Core time deposits	406,427	2,100	2.07%	317,594	1,143	1.44%
Brokered deposits	60,115	34	0.23%	100,426	146	0.59%
Total interest-bearing deposits	1,815,373	4,730	1.05%	2,006,161	3,868	0.77%
Other interest-bearing liabilities	77,402	896	4.59%	78,200	874	4.43%
Total interest-bearing liabilities	1,892,775	5,626	1.19%	2,084,361	4,742	0.91%
Noninterest-bearing demand	698,853			576,951
Other liabilities	26,410			18,166
Stockholders’ equity	404,345			364,988
Total liabilities and stockholders’ equity	$3,022,383			$3,044,466
Net interest income and rate spread		$29,207	3.92%		$26,092	3.55%
Tax-equivalent adjustment		$263			$289
Net interest margin			4.28%			3.77%

(1)	Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended June 30, 2019 Compared to June 30, 2018:			For the Six Months Ended June 30, 2019 Compared to June 30, 2018:
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Loans (2)	$996	$3,020	$4,016	$1,968	$3,561	$5,529
Investment securities:
Taxable	101	343	444	484	251	735
Tax-exempt (2)	(94)	13	(81)	(177)	32	(145)
Other interest-earning assets	(583)	203	(380)	(130)	358	228
Total non-loan earning assets	(576)	559	(17)	177	641	818
Total interest-earning assets	$420	$3,579	$3,999	$2,145	$4,202	$6,347

Interest-bearing liabilities
Savings	$31	$75	$106	$54	$194	$248
Interest-bearing demand	(135)	265	130	(232)	610	378
MMA	(348)	129	(219)	(339)	407	68
Core time deposits	374	583	957	703	1,347	2,050
Brokered deposits	(44)	(68)	(112)	(108)	(86)	(194)
Total interest-bearing deposits	(122)	984	862	78	2,472	2,550
Other interest-bearing liabilities	6	16	22	(1)	108	107
Total interest-bearing liabilities	(116)	1,000	884	77	2,580	2,657
Net interest income	$536	$2,579	$3,115	$2,068	$1,622	$3,690

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

The Federal Reserve raised short-term interest rates by 25 bps in eight moves from fourth quarter 2016 through fourth quarter 2018 (up 200 bps total) to 2.50% at December 31, 2018, with no short-term moves in 2019 through June 30. The noted increases impacted the rate earned on short-term assets and pressured the cost of shorter-term borrowings, but did not consistently cause a corresponding increase on rates further out on the curve. Hence, 2018 was characterized by a flattening yield curve, while the first six months of 2019 has had periods of an inverted yield curve.
Tax-equivalent net interest income was $57.0 million for the first six months of 2019, comprised of net interest income of $56.4 million ($3.7 million or 7% higher than first half 2018, overcoming $1.0 million lower aggregate discount accretion on purchased loans), and a $0.5 million tax-equivalent adjustment (relatively unchanged between the periods). The $3.7 million increase in tax-equivalent net interest income was due to favorable volumes (which added $2.1 million, with $2.0 million from higher loan volumes) and favorable rates (which added $1.6 million). The net $1.6 million increase from rates was from interest-earning asset rate changes in the higher interest rate environment (improving net interest income by $4.2 million, of which $3.6 million was from loans, inclusive of the lower aggregate discount accretion), exceeding the rising cost of funds (which cost $2.6 million more, led by interest-bearing deposits and most notably time deposits).
Between the comparable six-month periods, the interest rate spread increased 5 bps due to an increase in the interest-earning asset yield (up 37 bps to 5.00%, aided by an improved mix of assets in higher-yielding loans), exceeding a rise in the cost of funds (up 32 bps to 1.19%). The contribution from net free funds increased 13 bps, due mostly to the increase in average noninterest-bearing demand deposits (up 19%) and their increased value in the higher rate environment. As a result, the tax-equivalent net interest margin was 4.16% for first half 2019, up 18 bps compared to 3.98% for the comparable 2018 period.
Average interest-earning assets were $2.7 billion for the first six months of 2019, $55 million or 2% higher than the comparable 2018 period. Between the six-month periods, average loans increased $68 million or 3%, while all other interest-earning assets declined $13 million (mainly in lower earning cash, as total investment securities were relatively unchanged). The 2019 mix of average interest-earning assets was 80% loans, 15% investments, and 5% other interest-earning assets (mostly cash), compared to 79%, 15% and 6%, respectively, for first half 2018.

Tax-equivalent interest income was $68.3 million for first half 2019, up $6.3 million or 10% over first half 2018, while the related interest-earning asset yield was 5.00%, up 37 bps over first half 2018. Interest income on loans increased $5.5 million or 10% over first half 2018, despite $1.0 million lower aggregate discount accretion income between the periods (predominantly attributable to aging discounts on purchased loans). The 2019 loan yield was 5.59%, up 34 bps over first half 2018 (which, if excluding the aggregate discount accretion income from both six-month periods, would have increased 44 bps), as improved yields on new, renewed and variable rate loans in the higher rate environment more than offset the lower aggregate discount income. Between the comparable six-month periods, interest income on non-loan earning assets combined increased $0.8 million or 13%, while the related yield increased 37 bps to 2.62%, due mostly to the higher rate on cash levels, as well as higher yields on new investments added in the higher rate environment.
Average interest-bearing liabilities were $1.9 billion, a decrease of $86.0 million or 4% compared to first half 2018, primarily due to an $85.2 million or 4% decrease in interest-bearing deposits (with organic growth partially offsetting the $0.1 billion impact on first half 2018 of carrying a $0.3 billion short-term transaction deposit of a large commercial customer from late March to mid-June 2018). With core deposit growth (especially in core time deposits, responding to more favorable rate offerings between the years), brokered deposits have continued to decline. The mix of average interest-bearing liabilities was 92% core deposits, 4% brokered deposits and 4% other funding, compared to 90%, 6% and 4%, respectively, for first half 2018.
Interest expense was $11.3 million for first half 2019, up $2.7 million over first half 2018, and the related cost of funds increased 32 bps to 1.19%, driven predominantly by the cost, mix and volume of deposits. Interest expense on deposits increased $2.6 million from first half 2018 and the average cost of interest-bearing deposits increased 31 bps to 1.04%, influenced by increases in select deposit rates from general rate pressures of the higher rate environment and the larger proportion of core time deposits. The 2019 cost of savings, interest-bearing demand and money market accounts increased over first half 2018 by 13 bps, 25 bps and 13 bps, respectively, as product rate changes lagged the incremental rise in the rate environment, and time deposits cost 74 bps more between the six-month periods commensurate with paying more for a customer's commitment of term in the higher rate environment.
Provision for Loan Losses
Asset quality trends remained strong. The provision for loan losses was $0.5 million for the six months ended June 30, 2019, compared to $1.0 million for the six months ended June 30, 2018. The ALLL was $13.6 million (0.62% of loans) at June 30, 2019, compared to $13.2 million (0.61% of loans) at December 31, 2018 and $12.9 million (0.60% of loans) at June 30, 2018.
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
Noninterest Income
Table 4: Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Trust services fee income	$1,569	$1,671	$(102)	(6)%	$3,037	$3,277	$(240)	(7)%
Brokerage fee income	2,002	1,738	264	15	3,812	3,342	470	14
Mortgage income, net	2,059	1,528	531	35	3,262	2,608	654	25
Service charges on deposit accounts	1,194	1,200	(6)	(1)	2,364	2,390	(26)	(1)
Card interchange income	1,660	1,358	302	22	3,080	2,601	479	18
BOLI income	880	468	412	88	1,339	910	429	47
Other income	1,624	1,304	320	25	3,108	2,759	349	13
Noninterest income without net gains	10,988	9,267	1,721	19	20,002	17,887	2,115	12
Asset gains (losses), net	7,572	972	6,600	N/M	7,744	1,176	6,568	N/M
Total noninterest income	$18,560	$10,239	$8,321	81%	$27,746	$19,063	$8,683	46%
Trust services fee income & Brokerage fee income combined	$3,571	$3,409	$162	5%	$6,849	$6,619	$230	3%
N/M means not meaningful.

Noninterest income was $27.7 million for first half 2019, compared to $19.1 million for first half 2018, an increase of $8.7 million or 46%, mostly due to the $7.4 million gain on the equity investment sale noted previously. Noninterest income excluding net asset gains grew $2.1 million or 12% between the comparable six-month periods, with most categories up year over year.
Trust services fee income and brokerage fee income combined were up $0.2 million or 3% with some Trust accounts being transferred into the Brokerage accounts.
Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees, fair value marks on the mortgage interest rate lock commitments and forward commitments, offsetting MSR amortization, MSR valuation changes, if any, and to a smaller degree some related income. Net mortgage income increased $0.7 million or 25% between the comparable six-month periods, predominantly from higher MSR gains (reflective of changes in MSR capitalization assumptions in mid-2018), higher gains on sale, and increased net servicing fees on the growing portfolio of mortgage loans serviced for others, partially offset by unfavorable changes in the fair value of the mortgage interest rate lock and forward commitments.
Service charges on deposits accounts were minimally changed at $2.4 million for both six-month periods. The change in the 2019 deposit base had minimal impact on service charges since most of the deposit growth in 2019 occurred in time deposits and the increase to the earnings credit rate in mid-2018 mostly offset the growth in transaction deposits.
Card interchange income grew $0.5 million or 18% due to higher volume and activity.
BOLI income increased $0.4 million, fully attributable to a BOLI death benefit received in second quarter 2019.
Other income increased $0.3 million, mostly attributable to the fee earned on a customer loan interest rate swap in second quarter 2019.
The $7.7 million net asset gains in first half 2019 were comprised primarily of the $7.4 million gain on the equity investment sale and $0.6 million of favorable fair value marks on equity securities, partially offset by losses of $0.1 million on the disposal of fixed assets, a $0.1 million write-down on an OREO property, and a $0.1 million write-down on an other investment. The $7.4 million equity investment gain was related to Nicolet's sale of approximately 80% of its equity interest in UFS, LLC, a data processing and e-banking entity. The $1.2 million net asset gains in first half 2018 were primarily attributable to $0.6 million of net gains on the sale of fixed assets, a $0.3 million fair value mark on equity securities, and a $0.2 million gain on the sale of equity securities.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Personnel	$15,358	$12,674	$2,684	21%	$27,895	$25,166	$2,729	11%
Occupancy, equipment and office	3,757	3,454	303	9	7,507	7,241	266	4
Business development and marketing	1,579	1,463	116	8	2,860	2,805	55	2
Data processing	2,350	2,399	(49)	(2)	4,705	4,719	(14)	—
Intangibles amortization	969	1,100	(131)	(12)	2,022	2,282	(260)	(11)
Other expense	1,714	1,361	353	26	3,497	2,880	617	21
Total noninterest expense	$25,727	$22,451	$3,276	15%	$48,486	$45,093	$3,393	8%
Non-personnel expenses	$10,369	$9,777	$592	6%	$20,591	$19,927	$664	3%
Average full-time equivalent employees	555	552	3	1%	552	548	4	1%

Noninterest expense was $48.5 million, an increase of $3.4 million or 8% over first half 2018. Personnel costs increased $2.7 million, and non-personnel expenses combined increased $0.7 million or 3% over the first half of 2018.
Personnel expense was $27.9 million for the first six months of 2019, an increase of $2.7 million or 11% over the comparable period in 2018. As previously noted, the increase in personnel expense was largely driven by $2.75 million of retirement-related compensation actions in second quarter 2019, including a discretionary profit sharing contribution of $1.05 million to the 401k plan and a $1.7 million contribution to the nonqualified deferred compensation plan. Consistent with our philosophy of aligning outcomes to customers, shareholders, and employees, the board approved these retirement-related compensation actions to benefit all employees following the recognition of the gain on the equity investment sale. Personnel expense was also impacted by merit increases between the periods (though on a minimally changed workforce, with average full-time equivalents up less than 1%), lower equity and cash incentives (mostly timing in nature), and lower health and other benefit costs.
Occupancy, equipment and office expense was $7.5 million for first half 2019, up $0.3 million or 4% compared to first half 2018, with 2019 including higher expense for software and technology solutions to drive operational efficiency and product or service enhancements, and both periods including approximately $0.2 million of accelerated depreciation for branch facility upgrades.
Business development and marketing expense was $2.9 million, up $0.1 million or 2%, between the comparable six-month periods, largely due to the timing and extent of donations, marketing campaigns, promotions, and media.
Intangibles amortization decreased $0.3 million between the first half periods from declining amortization on the aging intangibles of previous acquisitions. Other expense was $3.5 million, up $0.6 million or 21% between the comparable six-month periods, due primarily to a $0.3 million fraud contingency loss recognized in first quarter 2019 and $0.3 million for the annual equity retainer granted to directors in second quarter 2019 (versus granted in third quarter last year).
Income Taxes
Income tax expense was $6.2 million (effective tax rate of 17.6%) for first half 2019, compared to $6.2 million (effective tax rate of 24.0%) for the comparable period of 2018. The lower effective tax rate was due to the favorable tax treatment of the equity investment sale, BOLI death benefit, and the tax benefit on stock-based compensation.
Income Statement Analysis – Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018
Net income was $18.5 million for the three months ended June 30, 2019, an increase of $8.8 million or 91% over $9.7 million for the three months ended June 30, 2018. Earnings per diluted common share was $1.91 for second quarter 2019, 95% higher than $0.98 for second quarter 2018. Net income in second quarter 2019 included $5.4 million from two nonrecurring items, a $7.4 million after-tax gain from the equity investment sale previously noted (recorded in net asset gains) and $2.75 million ($2.0 million after tax) in personnel expense for retirement-related compensation actions.
Tax-equivalent net interest income was $29.2 million for second quarter 2019, comprised of net interest income of $28.9 million ($3.1 million or 12% over second quarter 2018, driven mostly by net positive rate variances, including $0.6 million higher aggregate discount accretion on purchased loans), and a tax-equivalent adjustment of $0.3 million (unchanged from second quarter 2018). Tax-equivalent interest income increased $4.0 million between the second quarter periods, with $3.6 million from improved yields across all interest-earning assets though led by loans (with a 65 bps increase in the interest-earning asset yield) and $0.4 million from stronger volumes (led by average loans which grew to represent 81% of interest-earning assets versus 77% for second quarter 2018). Interest expense increased $0.9 million over second quarter 2018, with $1.0 million from rising rates (with a 28 bps increase in the cost of funds) and the remainder from higher volumes, both led by deposits and deposit mix. For additional information regarding average balances and net interest income, see “Income Statement Analysis — Net Interest Income.”
Second quarter 2019 earning asset yield, cost of funds, and net interest margin were 5.11%, 1.19% and 4.28%, respectively, compared to 4.46%, 0.91% and 3.77%, respectively, for second quarter 2018. Of note, a $0.3 billion short-term transaction deposit of a long-standing customer was carried from late March to mid-June 2018, increasing second quarter 2018 average deposits and interest-bearing cash each by approximately $0.2 billion. The inclusion of the large deposit was a positive contributor to second quarter 2018 net interest income, though at a very low net spread, which lowered that quarter's reported earning asset yield and net interest margin by approximately 20 bps each and lowered the reported cost of funds by approximately 2 bps. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”
Asset quality remained exceptional. For second quarter 2019, provision for loan losses was $0.3 million (covering $0.1 million of net charge-offs), compared to provision for loan losses of $0.5 million (covering $0.4 million of net charge-offs) for second quarter 2018.
Noninterest income was $18.6 million for second quarter 2019, an increase of $8.3 million or 81% over second quarter 2018. Excluding net asset gains, noninterest income increased $1.7 million or 19%, largely due to mortgage income (up $0.5 million or 35% on higher sales volume and a larger servicing portfolio), trust services fee income and brokerage fee income combined (up $0.2 million or 5%, with some Trust accounts being transferred into Brokerage), card interchange income (up $0.3 million or 22% on higher volume and activity), and BOLI income (up $0.4 million from a death benefit). Net asset gains of $7.6 million for second quarter 2019 were largely attributable to the $7.4 million gain on the equity investment sale noted previously. Net asset gains of $1.0 million for second quarter 2018 were primarily attributable to $0.4 million of net gains on the sale of fixed assets, a $0.4 million fair value mark on equity securities, and a $0.2 million gain on the sale of equity securities. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”
Noninterest expense was $25.7 million for second quarter 2019, an increase of $3.3 million or 15% over second quarter 2018. Personnel expense increased $2.7 million or 21% from second quarter 2018, fully attributable to the large retirement-related compensation noted previously. Personnel expense was also impacted by merit increases between the periods (though on a minimally changed workforce, with average full-time equivalents up less than 1%), lower equity and cash incentives (mostly timing in nature), and minimally changed health and other benefit costs. Non-personnel expenses combined increased $0.6 million or 6%, largely due to occupancy, equipment, and office (up $0.3 million or 9%, attributable to accelerated depreciation for branch facility upgrades) and other expense (up $0.4 million or 26%, mainly from the $0.3 million annual equity retainer granted to directors in second quarter versus third quarter last year). For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”
Income tax expense for second quarter 2019 was $2.8 million, with an effective tax rate of 13.2%, compared to income tax expense of $3.3 million and an effective tax rate of 24.9% for second quarter 2018. The lower income tax expense and effective tax rate was due to the favorable tax treatment of the equity investment sale, BOLI death benefit, and the tax benefit on stock-based compensation.

BALANCE SHEET ANALYSIS
At June 30, 2019, assets were $3.1 billion, a decrease of $42 million or 1% from December 31, 2018, while deposits were $2.5 billion, a decrease of $78 million or 3% over the same period, with both reflecting the usual cyclical decline. Loans grew $37 million or 2% to $2.2 billion at June 30, 2019. Total stockholders’ equity was $411 million, an increase of $25 million from December 31, 2018, with earnings and net fair value investment changes partially offset by stock repurchases.
Compared to June 30, 2018, assets were $3.1 billion, up $133 million or 5%, and deposits were $2.5 billion, an increase of $81 million or 3%, largely due to growth in time deposits. Loans increased $75 million or 4% from June 30, 2018. Compared to June 30, 2018, stockholders’ equity increased $41 million, primarily due to net income, stock issuances, and net fair value investment changes partially offset by stock repurchases over the year.
Loans
Nicolet services a diverse customer base throughout northeastern and central Wisconsin and in Menominee, Michigan. The Company concentrates on originating loans in its local markets and assisting its current loan customers. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2019, no significant industry concentrations existed in Nicolet’s portfolio in excess of 10% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks. See also Note 6, “Loans, Allowance for Loan Losses, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on loans.
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

Table 6: Period End Loan Composition

	June 30, 2019		December 31, 2018		June 30, 2018
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$737,928	34%	$684,920	32%	$666,249	31%
Owner-occupied CRE	447,554	20	441,353	20	448,367	21
AG production	35,765	2	35,625	2	34,016	2
Commercial	1,221,247	56	1,161,898	54	1,148,632	54
AG real estate	53,485	2	53,444	2	53,019	2
CRE investment	326,820	15	343,652	16	333,893	16
Construction & land development	73,108	3	80,599	4	75,053	4
Commercial real estate	453,413	20	477,695	22	461,965	22
Commercial-based loans	1,674,660	76	1,639,593	76	1,610,597	76
Residential construction	38,246	2	30,926	1	28,701	1
Residential first mortgage	345,061	16	357,841	17	358,537	17
Residential junior mortgage	116,433	5	111,328	5	106,592	5
Residential real estate	499,740	23	500,095	23	493,830	23
Retail & other	28,873	1	26,493	1	24,197	1
Retail-based loans	528,613	24	526,588	24	518,027	24
Total loans	$2,203,273	100%	$2,166,181	100%	$2,128,624	100%
Broadly, the loan portfolio at June 30, 2019, was 76% commercial-based and 24% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Commercial-based loans of $1.7 billion increased $35 million or 2% since December 31, 2018, primarily due to growth in commercial and industrial loans. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and represented 34% of the total portfolio at June 30, 2019.
Residential real estate loans were relatively unchanged from year-end 2018, and represented 23% of total loans at June 30, 2019. Residential first mortgage loans include conventional first-lien home mortgages, while residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with or without retaining the servicing rights. Nicolet's mortgage loans are typically of high quality and have historically had low net charge-off rates.
Retail and other loans (up $2 million from year-end 2018) represented approximately 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate.
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
At June 30, 2019, the ALLL was $13.6 million compared to $13.2 million at December 31, 2018. The components of the ALLL are detailed further in Table 7 below. Annualized net charge-offs as a percent of average loans were 0.01% for first half 2019, compared to 0.08% for first half 2018 and 0.05% for the entire 2018 year.
The ratio of the ALLL as a percentage of period-end loans was 0.62% at June 30, 2019, compared to 0.61% and 0.60% for December 31, 2018 and June 30, 2018, respectively. The ALLL to loans ratio is impacted by the accounting treatment of Nicolet’s bank acquisitions, which combined at their acquisition dates (from 2013 to 2017) added no ALLL to the numerator and $1.3 billion of loans into the denominator. Remaining outstanding acquired loans were $625 million (28% of total loans) and $681 million (31% of total loans) at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, the $13.6 million ALLL was comprised of $1.6 million for acquired loans (0.26% of acquired loans) and $11.9 million for originated loans (0.76% of originated loans). In comparison, at December 31, 2018, the $13.2 million ALLL was comprised of $1.7 million for acquired loans (0.25% of acquired loans) and $11.4 million for originated loans (0.77% of originated loans).
Table 7: Allowance for Loan Losses

	Six Months Ended		Year Ended
(in thousands)	June 30, 2019	June 30, 2018	December 31, 2018
Allowance for loan losses:
Balance at beginning of period	$13,153	$12,653	$12,653
Provision for loan losses	500	1,020	1,600
Charge-offs	(232)	(877)	(1,213)
Recoveries	150	79	113
Net (charge-offs) recoveries	(82)	(798)	(1,100)
Balance at end of period	$13,571	$12,875	$13,153
Net loan (charge-offs) recoveries:
Commercial & industrial	$50	$(564)	$(770)
Owner-occupied CRE	(11)	(54)	(60)
AG production	—	—	—
AG real estate	—	—	—
CRE investment	—	(37)	(37)
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	35	(47)	(80)
Residential junior mortgage	(31)	29	35
Retail & other	(125)	(125)	(188)
Total net (charge-offs) recoveries	$(82)	$(798)	$(1,100)
Ratios:
ALLL to total loans	0.62%	0.60%	0.61%
Net charge-offs to average loans, annualized	0.01%	0.08%	0.05%

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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $7.7 million (consisting of $4.3 million originated loans and $3.4 million acquired loans) at June 30, 2019 compared to $5.5 million at December 31, 2018 (consisting of $1.4 million originated loans and $4.1 million acquired loans). Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $8.0 million at June 30, 2019 compared to $5.9 million at December 31, 2018. OREO was $0.3 million at June 30, 2019 and $0.4 million at December 31, 2018. Nonperforming assets as a percent of total assets were 0.26% at June 30, 2019 compared to 0.19% at December 31, 2018.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $26.5 million (1.2% of loans) and $21.9 million (1.0% of loans) at June 30, 2019 and December 31, 2018, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 8: Nonperforming Assets

(in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Nonperforming loans:
Commercial & industrial	$2,673	$2,816	$6,119
Owner-occupied CRE	2,462	673	588
AG production	401	—	66
AG real estate	427	164	175
CRE investment	175	210	1,487
Construction & land development	—	80	—
Residential construction	451	1	108
Residential first mortgage	739	1,265	2,063
Residential junior mortgage	314	262	276
Retail & other	8	—	—
Total nonaccrual loans	7,650	5,471	10,882
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$7,650	$5,471	$10,882
OREO:
Commercial real estate owned	$300	$420	$505
Bank property real estate owned	—	—	725
Total OREO	300	420	1,230
Total nonperforming assets	$7,950	$5,891	$12,112
Performing troubled debt restructurings	$466	$—	$—
Ratios:
Nonperforming loans to total loans	0.35%	0.25%	0.51%
Nonperforming assets to total loans plus OREO	0.36%	0.27%	0.57%
Nonperforming assets to total assets	0.26%	0.19%	0.41%
ALLL to nonperforming loans	177.4%	240.4%	118.3%
Deposits
Deposits represent Nicolet’s largest source of funds. The deposit composition is presented in Table 9 below.
Total deposits were $2.5 billion at June 30, 2019, $77 million or 3% lower than December 31, 2018, reflecting the usual cyclical decline. Notably, the decrease in total deposits since year-end 2018 was largely due to money market and interest-bearing demand (down $109 million or 9%), partially offset by growth in savings and time accounts.
Compared to June 30, 2018, total deposits were up $81 million or 3%. Notably, the increase in total deposits since June 30, 2018 was largely due to noninterest-bearing demand accounts (up $122 million or 20%) as well as growth in savings and time accounts, partially offset by reductions in money market and interest-bearing demand (down $115 million or 10%).

Table 9: Period End Deposit Composition

	June 30, 2019		December 31, 2018		June 30, 2018
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$743,380	29%	$753,065	29%	$621,576	25%
Money market and interest-bearing demand	1,054,256	41%	1,163,369	45%	1,169,163	48%
Savings	318,947	13%	294,068	11%	289,156	12%
Time	420,056	17%	403,636	15%	375,641	15%
Total deposits	$2,536,639	100%	$2,614,138	100%	$2,455,536	100%
Brokered transaction accounts	$37,020	1%	$62,021	2%	$63,741	3%
Brokered time deposits	17,100	1%	19,130	1%	37,713	1%
Total brokered deposits	$54,120	2%	$81,151	3%	$101,454	4%
Customer transaction accounts	$2,079,563	82%	$2,148,481	82%	$2,016,154	82%
Customer time deposits	402,956	16%	384,506	15%	337,928	14%
Total customer deposits (core)	$2,482,519	98%	$2,532,987	97%	$2,354,082	96%

Lending-Related Commitments
As of June 30, 2019 and December 31, 2018, Nicolet had the following off-balance sheet lending-related commitments.
Table 10: Commitments

(in thousands)	June 30, 2019	December 31, 2018
Commitments to extend credit	$720,685	$721,098
Financial standby letters of credit	11,399	8,571
Performance standby letters of credit	9,164	7,094
Interest rate lock commitments to originate residential mortgage loans held for sale (included above in commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments and represented $80.3 million and $15.2 million, respectively, at June 30, 2019. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale represented $18.2 million and $6.0 million, respectively, at December 31, 2018. The net fair value of these interest rate lock commitments and forward commitments was a loss of $154,000 at June 30, 2019 compared to a gain of $162,000 at December 31, 2018.
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
Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of brokered deposits or other wholesale funding. All securities AFS and equity securities (included in other investments) are reported at fair value on the consolidated balance sheet. At June 30, 2019, approximately 33% of the $404 million securities AFS portfolio was pledged to secure public deposits and short-term borrowings, as applicable, and for other purposes as required by law. Additional funding sources at June 30, 2019, consist of a $10 million available and unused line of credit at the holding company, $175 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $170 million, and borrowing capacity in the brokered deposit market.
Cash and cash equivalents at June 30, 2019 and December 31, 2018 were $155 million and $250 million, respectively. The decrease in cash and cash equivalents since year-end 2018 was largely attributable to loan growth, a reduction in deposits, and common stock purchases, partially offset by earnings. Nicolet’s liquidity resources were sufficient as of June 30, 2019 to fund loans, accommodate deposit cycles and trends, and to meet other cash needs as necessary.
Management is committed to the parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the parent Company in light of current and projected needs, growth or strategies. The parent Company uses cash for normal expenses, debt service requirements, and when opportune, for common stock repurchases or investment in other strategic actions such as mergers or acquisitions. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the parent Company. Among others, additional cash sources available to the parent Company include its $10 million available and unused line of credit, and access to the public or private markets to issue new equity, subordinated debt or other debt. At June 30, 2019, the parent Company had $42 million in cash.
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
Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at June 30, 2019 and December 31, 2018, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 11 below. The results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.
Table 11: Interest Rate Sensitivity

	June 30, 2019	December 31, 2018
200 bps decrease in interest rates	(2.4)%	(0.6)%
100 bps decrease in interest rates	(1.1)%	—%
100 bps increase in interest rates	1.1%	(0.1)%
200 bps increase in interest rates	2.2%	—%
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
Nicolet’s intent is to maintain capital levels for the Company and the Bank at amounts in excess of the regulatory well-capitalized thresholds. At June 30, 2019, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.

Table 12: Capital

	At or for the Six Months Ended	At or for the Year Ended
($ in thousands)	June 30, 2019	December 31, 2018
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$14,742	$22,178
Common stock repurchased during the period (full shares)	253,753	408,071
Company Risk-Based Capital:
Total risk-based capital	$344,596	$326,235
Tier 1 risk-based capital	319,050	301,125
Common equity Tier 1 capital	289,130	271,435
Total capital ratio	13.2%	12.9%
Tier 1 capital ratio	12.2%	11.9%
Common equity tier 1 capital ratio	11.1%	10.7%
Tier 1 leverage ratio	11.0%	10.4%
Bank Risk-Based Capital:
Total risk-based capital	$292,810	$274,492
Tier 1 risk-based capital	279,239	261,339
Common equity Tier 1 capital	279,239	261,339
Total capital ratio	11.2%	10.8%
Tier 1 capital ratio	10.7%	10.3%
Common equity tier 1 capital ratio	10.7%	10.3%
Tier 1 leverage ratio	9.6%	9.1%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. During first half 2019, $14.7 million was utilized to repurchase and cancel 253,753 shares of common stock pursuant to our common stock repurchase program. On June 18, 2019, Nicolet's board authorized an increase to the program of $20 million or up to 325,000 shares of common stock. As a result, at June 30, 2019, there remains $25.0 million authorized under the repurchase program to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments intended to improve the financial reporting by requiring earlier recognition of credit losses on loans and certain other financial assets. Topic 326 replaces the current incurred loss impairment model (which recognizes losses when a probable threshold is met) with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The measurement of lifetime expected credit losses will be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early application is permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company expects to adopt the new accounting standard in 2020, as required. Nicolet established a cross-functional team to assess the impact of the new guidance on its consolidated financial statements and implement the new standard. This team continues to make progress on developing credit models, model validation and testing, as well as accounting, reporting, and governance processes to comply with the new credit loss requirements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Following are Nicolet’s monthly common stock purchases during the second quarter of 2019.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
April 1 – April 30, 2019	39,755	$59.72	39,409	393,000
May 1 – May 31, 2019	140,245	$60.88	75,730	317,000
June 1 – June 30, 2019	35,959	$60.96	35,959	606,000
Total	215,959	$60.68	151,098	606,000

(a)
During second quarter 2019, the Company repurchased 180 common shares for minimum tax withholding settlements on restricted stock and repurchased 64,681 common shares to satisfy the exercise price and / or tax withholding requirements of stock options, respectively. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors' authorization.

(b)
During second quarter 2019, Nicolet utilized $9.1 million to repurchase and cancel approximately 151,000 shares of common stock pursuant to our common stock repurchase program. On June 18, 2019, Nicolet's board authorized an increase to the program of $20 million or up to 325,000 shares of common stock. As a result, at June 30, 2019, approximately $25.0 million remained available to repurchase up to 606,000 common shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit Number	Description
2.1	Agreement and Plan of Merger Between Nicolet Bankshares, Inc. and Choice Bancorp, Inc. dated June 26, 2019 (1)
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
The following material from Nicolet’s Form 10-Q Report for the three and six months ended June 30, 2019, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

(1) Incorporated by reference to Exhibit 2.1 in the Registrant's Current Report on Form 8-K, filed on June 27, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

August 2, 2019	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

August 2, 2019	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer