Form 10-Q
period 2019-09-30
NICOLET BANKSHARES INC
filed 2019-10-31
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2019 there were 9,366,490 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
September 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$88,371	$85,896
Interest-earning deposits	55,598	163,630
Cash and cash equivalents	143,969	249,526
Certificates of deposit in other banks	5,395	993
Securities available for sale (“AFS”), at fair value	419,300	400,144
Other investments	20,697	17,997
Loans held for sale	10,564	1,639
Loans	2,242,931	2,166,181
Allowance for loan losses ("ALLL")	(13,620)	(13,153)
Loans, net	2,229,311	2,153,028
Premises and equipment, net	47,680	48,173
Bank owned life insurance (“BOLI”)	71,796	66,310
Goodwill and other intangibles, net	121,371	124,307
Accrued interest receivable and other assets	35,588	34,418
Total assets	$3,105,671	$3,096,535

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$782,968	$753,065
Interest-bearing deposits	1,801,479	1,861,073
Total deposits	2,584,447	2,614,138
Long-term borrowings	57,495	77,305
Accrued interest payable and other liabilities	34,987	17,740
Total liabilities	2,676,929	2,709,183

Stockholders’ Equity:
Common stock	94	95
Additional paid-in capital	236,534	247,790
Retained earnings	186,710	144,364
Accumulated other comprehensive income (loss)	4,676	(5,640)
Total Nicolet Bankshares, Inc. stockholders’ equity	428,014	386,609
Noncontrolling interest	728	743
Total stockholders’ equity and noncontrolling interest	428,742	387,352
Total liabilities, noncontrolling interest and stockholders’ equity	$3,105,671	$3,096,535

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	9,363,407	9,495,265
Common shares issued	9,387,096	9,524,777
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Loans, including loan fees	$31,334	$28,997	$92,511	$84,644
Investment securities:
Taxable	1,904	1,564	5,578	4,503
Tax-exempt	503	572	1,574	1,737
Other interest income	926	747	2,733	2,326
Total interest income	34,667	31,880	102,396	93,210
Interest expense:
Deposits	4,596	4,055	14,103	11,012
Short-term borrowings	—	—	—	8
Long-term borrowings	881	883	2,684	2,571
Total interest expense	5,477	4,938	16,787	13,591
Net interest income	29,190	26,942	85,609	79,619
Provision for loan losses	400	340	900	1,360
Net interest income after provision for loan losses	28,790	26,602	84,709	78,259
Noninterest income:
Trust services fee income	1,594	1,638	4,631	4,915
Brokerage fee income	2,113	1,732	5,925	5,074
Mortgage income, net	3,700	1,902	6,962	4,510
Service charges on deposit accounts	1,223	1,247	3,587	3,637
Card interchange income	1,735	1,481	4,815	4,082
BOLI income	495	1,019	1,834	1,929
Asset gains (losses), net	286	146	8,030	1,322
Other income	1,166	1,484	4,274	4,243
Total noninterest income	12,312	10,649	40,058	29,712
Noninterest expense:
Personnel	12,914	12,983	40,809	38,149
Occupancy, equipment and office	3,454	3,660	10,961	10,901
Business development and marketing	1,428	1,334	4,288	4,139
Data processing	2,515	2,375	7,220	7,094
Intangibles amortization	914	1,054	2,936	3,336
Other expense	1,662	1,638	5,159	4,518
Total noninterest expense	22,887	23,044	71,373	68,137
Income before income tax expense	18,215	14,207	53,394	39,834
Income tax expense	4,603	3,268	10,788	9,431
Net income	13,612	10,939	42,606	30,403
Less: Net income attributable to noncontrolling interest	82	80	260	230
Net income attributable to Nicolet Bankshares, Inc.	$13,530	$10,859	$42,346	$30,173
Earnings per common share:
Basic	$1.45	$1.13	$4.51	$3.12
Diluted	$1.40	$1.09	$4.36	$3.02
Weighted average common shares outstanding:
Basic	9,346,814	9,633,158	9,393,795	9,678,726
Diluted	9,696,850	9,949,295	9,706,795	10,004,316
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$13,612	$10,939	$42,606	$30,403
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	2,053	(1,836)	14,165	(6,814)
Net realized (gains) losses included in income	—	—	(32)	—
Income tax (expense) benefit	(555)	497	(3,817)	1,840
Total other comprehensive income (loss)	1,498	(1,339)	10,316	(4,974)
Comprehensive income	$15,110	$9,600	$52,922	$25,429
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balances at June 30, 2019	$94	$234,963	$173,180	$3,178	$733	$412,148
Comprehensive income:
Net income, three months ended September 30, 2019	—	—	13,530	—	82	13,612
Other comprehensive income (loss)	—	—	—	1,498	—	1,498
Stock-based compensation expense	—	1,144	—	—	—	1,144
Exercise of stock options, net	—	1,200	—	—	—	1,200
Issuance of common stock	—	166	—	—	—	166
Purchase and retirement of common stock	—	(939)	—	—	—	(939)
Distribution to noncontrolling interest	—	—	—	—	(87)	(87)
Balances at September 30, 2019	$94	$236,534	$186,710	$4,676	$728	$428,742

Balances at June 30, 2018	$96	$254,564	$122,642	$(6,718)	$701	$371,285
Comprehensive income:
Net income, three months ended September 30, 2018	—	—	10,859	—	80	10,939
Other comprehensive income (loss)	—	—	—	(1,339)	—	(1,339)
Stock-based compensation expense	—	1,299	—	—	—	1,299
Exercise of stock options, net	1	261	—	—	—	262
Issuance of common stock	—	59	—	—	—	59
Purchase and retirement of common stock	(1)	(4,552)	—	—	—	(4,553)
Distribution to noncontrolling interest	—	—	—	—	(49)	(49)
Balances at September 30, 2018	$96	$251,631	$133,501	$(8,057)	$732	$377,903

Balances at December 31, 2018	$95	$247,790	$144,364	$(5,640)	$743	$387,352
Comprehensive income:
Net income, nine months ended September 30, 2019	—	—	42,346	—	260	42,606
Other comprehensive income (loss)	—	—	—	10,316	—	10,316
Stock-based compensation expense	—	3,643	—	—	—	3,643
Exercise of stock options, net	2	4,380	—	—	—	4,382
Issuance of common stock	—	449	—	—	—	449
Purchase and retirement of common stock	(3)	(19,728)	—	—	—	(19,731)
Distribution to noncontrolling interest	—	—	—	—	(275)	(275)
Balances at September 30, 2019	$94	$236,534	$186,710	$4,676	$728	$428,742

Balances at December 31, 2017	$98	$263,835	$102,391	$(2,146)	$701	$364,879
Comprehensive income:
Net income, nine months ended September 30, 2018	—	—	30,173	—	230	30,403
Other comprehensive income (loss)	—	—	—	(4,974)	—	(4,974)
Stock-based compensation expense	—	3,613	—	—	—	3,613
Exercise of stock options, net	1	1,223	—	—	—	1,224
Issuance of common stock	—	167	—	—	—	167
Purchase and retirement of common stock	(3)	(17,207)	—	—	—	(17,210)
Distribution to noncontrolling interest	—	—	—	—	(199)	(199)
Adoption of new accounting pronouncement	—	—	937	(937)	—	—
Balances at September 30, 2018	$96	$251,631	$133,501	$(8,057)	$732	$377,903
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$42,606	$30,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	5,260	4,643
Provision for loan losses	900	1,360
Increase in cash surrender value of life insurance	(1,432)	(1,367)
Stock-based compensation expense	3,643	3,613
Asset (gains) losses, net	(8,030)	(1,322)
Gain on sale of loans held for sale, net	(7,042)	(4,026)
Proceeds from sale of loans held for sale	255,775	184,314
Origination of loans held for sale	(259,465)	(178,911)
Net change in:
Accrued interest receivable and other assets	(5,020)	(4,952)
Accrued interest payable and other liabilities	9,310	6,798
Net cash provided by (used in) operating activities	36,505	40,553
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(74,131)	(50,703)
Net (increase) decrease in certificates of deposit in other banks	(4,402)	751
Purchases of securities AFS	(57,875)	(57,891)
Proceeds from sales of securities AFS	13,240	—
Proceeds from calls and maturities of securities AFS	38,128	40,302
Purchases of other investments	(1,941)	(634)
Proceeds from sales of other investments	17,144	807
Purchases of BOLI	(5,000)	—
Proceeds from redemption of BOLI	1,348	561
Net (increase) decrease in premises and equipment	(3,529)	(2,974)
Net (increase) decrease in other real estate and other assets	15	1,486
Net cash provided by (used in) investing activities	(77,003)	(68,295)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(29,691)	51,171
Repayments of long-term borrowings	(20,193)	(1,189)
Purchase and retirement of common stock	(19,731)	(17,210)
Proceeds from issuance of common stock	449	167
Proceeds from exercise of stock options	4,382	1,224
Distribution to noncontrolling interest	(275)	(199)
Net cash provided by (used in) financing activities	(65,059)	33,964
Net increase (decrease) in cash and cash equivalents	(105,557)	6,222
Cash and cash equivalents:
Beginning	249,526	154,933
Ending *	$143,969	$161,155
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16,682	$13,294
Cash paid for taxes	11,690	9,325
Transfer of loans and bank premises to other real estate owned	1,025	587
Capitalized mortgage servicing rights	1,807	696
Initial recognition of operating lease right of use asset	5,403	—
Initial recognition of operating lease liability	5,403	—
* Cash and cash equivalents include restricted cash of $6.3 million and $7.4 million at September 30, 2019 and 2018, respectively, for the reserve balance required with the Federal Reserve Bank. At September 30, 2019, cash and cash equivalents also includes restricted cash of $1.3 million pledged as collateral on interest rate swaps.
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
Note 2 – Pending Acquisition
Nicolet entered into an Agreement and Plan of Merger with Choice Bancorp, Inc. ("Choice" (OTC Pink "CBKW")) on June 26, 2019 (the "Merger Agreement"), pursuant to which Choice will merge with and into Nicolet (the "Merger") to create the largest community bank in the Oshkosh, Wisconsin marketplace. Immediately following the Merger, Choice Bank, the wholly owned bank subsidiary of Choice, will merge with and into Nicolet's wholly owned bank subsidiary (the "Bank Merger"), with Nicolet National Bank as the surviving entity in the Bank Merger.

The transaction will involve stock-for-stock consideration at a fixed exchange ratio, subject to cap and collar provisions provided for in the Merger Agreement. At September 30, 2019, Choice had total assets of $436 million, loans of $352 million, deposits of $306 million, and equity of $41 million. Choice assets represented approximately 14% of Nicolet assets at September 30, 2019.

As of September 17, 2019, Nicolet received all regulatory approvals for the Merger and Bank Merger, and Choice shareholders approved the Merger on October 22, 2019. The merger is expected to close on November 8, 2019, pending satisfaction of customary closing conditions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net income attributable to Nicolet Bankshares, Inc.	$13,530	$10,859	$42,346	$30,173
Weighted average common shares outstanding	9,347	9,633	9,394	9,679
Effect of dilutive common stock awards	350	316	313	325
Diluted weighted average common shares outstanding	9,697	9,949	9,707	10,004
Basic earnings per common share*	$1.45	$1.13	$4.51	$3.12
Diluted earnings per common share*	$1.40	$1.09	$4.36	$3.02
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
For the three and nine months ended September 30, 2019, options to purchase less than 0.1 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. For the three and nine months ended September 30, 2018, options to purchase approximately 0.1 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.
Note 4 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors. In February 2019, with subsequent shareholder approval, the 2011 Long-Term Incentive Plan was amended to increase the shares reserved for potential stock-based awards from 1,500,000 shares to 3,000,000 shares. At September 30, 2019, approximately 1.6 million shares were available for grant under these stock-based compensation plans.

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants were as follows.

	Nine Months Ended September 30,
	2019	2018
Dividend yield	—%	—%
Expected volatility	25%	25%
Risk-free interest rate	2.37%	2.48%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$19.23	$17.60
A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2018	1,581,699	$40.77
Granted	15,000	59.55
Exercise of stock options *	(185,328)	23.64
Forfeited	(3,538)	27.43
Outstanding - September 30, 2019	1,407,833	$43.25	7.0	$32,829
Exercisable - September 30, 2019	644,033	$39.28	6.5	$17,577
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the nine months ended September 30, 2019, 70,068 such shares were surrendered to the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the nine months ended September 30, 2019 and 2018 was approximately $6.9 million and $1.8 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2018	$39.37	29,512
Granted	61.96	4,257
Vested *	45.05	(9,672)
Forfeited	16.50	(408)
Outstanding - September 30, 2019	$41.50	23,689
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 1,637 shares were surrendered during the nine months ended September 30, 2019.
The Company recognized approximately $3.4 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for both the nine months ended September 30, 2019 and 2018, associated with its common stock awards granted to officers and employees. In addition, during 2019 the Company recognized approximately $0.3 million of director expense (included in other expense on the consolidated statements of income) for a total restricted stock grant of 4,257 shares with immediate vesting to non-employee directors. During 2018, the Company recognized approximately $0.2 million of director expense for a total restricted stock grant of 3,510 shares with immediate vesting to non-employee directors. As of September 30, 2019, there was approximately $9.9 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately three years. The Company recognized a tax benefit of approximately $1.0 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

Note 5 – Securities Available for Sale
Amortized cost and fair value of securities available for sale are summarized as follows.

	September 30, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$16,697	$—	$207	$16,490
State, county and municipals	147,186	798	198	147,786
Mortgage-backed securities	169,262	3,267	652	171,877
Corporate debt securities	79,749	3,408	10	83,147
Total	$412,894	$7,473	$1,067	$419,300

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$22,467	$—	$818	$21,649
State, county and municipals	163,702	76	3,252	160,526
Mortgage-backed securities	134,350	328	3,034	131,644
Corporate debt securities	87,352	66	1,093	86,325
Total	$407,871	$470	$8,197	$400,144
The following table presents gross unrealized losses and the related estimated fair value of investment securities available for sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	September 30, 2019
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$—	$—	$16,490	$207	$16,490	$207	3
State, county and municipals	44,012	138	8,370	60	52,382	198	139
Mortgage-backed securities	38,515	127	40,783	525	79,298	652	150
Corporate debt securities	2,044	10	—	—	2,044	10	1
Total	$84,571	$275	$65,643	$792	$150,214	$1,067	293

	December 31, 2018
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$—	$—	$21,649	$818	$21,649	$818	3
State, county and municipals	16,136	98	130,975	3,154	147,111	3,252	440
Mortgage-backed securities	20,568	132	89,189	2,902	109,757	3,034	204
Corporate debt securities	51,592	677	9,757	416	61,349	1,093	33
Total	$88,296	$907	$251,570	$7,290	$339,866	$8,197	680
As of September 30, 2019, the Company does not consider its securities AFS with unrealized losses to be other-than-temporarily impaired, as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the nine months ended September 30, 2019 or 2018.

The amortized cost and fair value of securities AFS by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; as this is particularly inherent in mortgage-backed securities, these securities are not included in the maturity categories below.

	September 30, 2019
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$18,762	$18,770
Due in one year through five years	184,588	187,185
Due after five years through ten years	33,877	34,314
Due after ten years	6,405	7,154
	243,632	247,423
Mortgage-backed securities	169,262	171,877
Securities AFS	$412,894	$419,300
Proceeds and realized gains / losses from the sale of securities AFS were as follows.

	Nine Months Ended September 30,
(in thousands)	2019	2018
Gross gains	$152	$—
Gross losses	(120)	—
Gains (losses) on sales of securities AFS, net	$32	$—
Proceeds from sales of securities AFS	$13,240	$—
Note 6 – Loans, Allowance for Loan Losses, and Credit Quality
The loan composition is summarized as follows.

	September 30, 2019		December 31, 2018
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$763,742	34%	$684,920	32%
Owner-occupied commercial real estate (“CRE”)	456,508	20	441,353	20
Agricultural (“AG”) production	36,050	2	35,625	2
AG real estate	58,591	3	53,444	2
CRE investment	336,442	15	343,652	16
Construction & land development	61,810	3	80,599	4
Residential construction	41,496	2	30,926	1
Residential first mortgage	343,400	15	357,841	17
Residential junior mortgage	116,179	5	111,328	5
Retail & other	28,713	1	26,493	1
Loans	2,242,931	100%	2,166,181	100%
Less allowance for loan losses (“ALLL”)	13,620		13,153
Loans, net	$2,229,311		$2,153,028
Allowance for loan losses to loans	0.61%		0.61%

As a further breakdown, loans are summarized by originated and acquired as follows.

	September 30, 2019				December 31, 2018
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$660,040	40%	$103,702	18%	$568,100	38%	$116,820	17%
Owner-occupied CRE	321,323	19	135,185	23	283,531	19	157,822	23
AG production	11,450	1	24,600	4	11,113	1	24,512	4
AG real estate	38,616	2	19,975	3	31,374	2	22,070	3
CRE investment	180,427	11	156,015	26	171,087	12	172,565	25
Construction & land development	52,806	3	9,004	2	66,478	4	14,121	2
Residential construction	41,246	3	250	—	30,926	2	—	—
Residential first mortgage	228,312	14	115,088	19	220,368	15	137,473	20
Residential junior mortgage	89,241	5	26,938	5	78,379	5	32,949	5
Retail & other	27,232	2	1,481	—	23,809	2	2,684	1
Loans	1,650,693	100%	592,238	100%	1,485,165	100%	681,016	100%
Less ALLL	12,064		1,556		11,448		1,705
Loans, net	$1,638,629		$590,682		$1,473,717		$679,311
ALLL to loans	0.73%		0.26%		0.77%		0.25%
Loans as a percent of total loans	74%		26%		69%		31%
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
A roll forward of the allowance for loan losses is summarized as follows.

	Nine Months Ended		Year Ended
(in thousands)	September 30, 2019	September 30, 2018	December 31, 2018
Beginning balance	$13,153	$12,653	$12,653
Provision for loan losses	900	1,360	1,600
Charge-offs	(629)	(1,110)	(1,213)
Recoveries	196	89	113
Net (charge-offs) recoveries	(433)	(1,021)	(1,100)
Ending balance	$13,620	$12,992	$13,153

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment.

	TOTAL – Nine Months Ended September 30, 2019
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$5,271	$2,847	$121	$301	$1,470	$510	$211	$1,646	$472	$304	$13,153
Provision	356	(57)	85	46	32	(140)	357	(75)	71	225	900
Charge-offs	(59)	(13)	—	—	—	—	(226)	—	(80)	(251)	(629)
Recoveries	90	2	—	—	—	—	—	36	32	36	196
Net (charge-offs) recoveries	31	(11)	—	—	—	—	(226)	36	(48)	(215)	(433)
Ending balance	$5,658	$2,779	$206	$347	$1,502	$370	$342	$1,607	$495	$314	$13,620
As % of ALLL	42%	20%	1%	3%	11%	3%	2%	12%	4%	2%	100%
ALLL:
Individually evaluated	$308	$—	$119	$—	$—	$—	$—	$—	$—	$—	$427
Collectively evaluated	5,350	2,779	87	347	1,502	370	342	1,607	495	314	13,193
Ending balance	$5,658	$2,779	$206	$347	$1,502	$370	$342	$1,607	$495	$314	$13,620
Loans:
Individually evaluated	$2,143	$2,552	$1,251	$1,089	$2,483	$427	$—	$2,560	$221	$12	$12,738
Collectively evaluated	761,599	453,956	34,799	57,502	333,959	61,383	41,496	340,840	115,958	28,701	2,230,193
Total loans	$763,742	$456,508	$36,050	$58,591	$336,442	$61,810	$41,496	$343,400	$116,179	$28,713	$2,242,931
Less ALLL	5,658	2,779	206	347	1,502	370	342	1,607	495	314	13,620
Net loans	$758,084	$453,729	$35,844	$58,244	$334,940	$61,440	$41,154	$341,793	$115,684	$28,399	$2,229,311

As a further breakdown, the ALLL is summarized by originated and acquired as follows.

	Originated – Nine Months Ended September 30, 2019
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,683	$2,439	$110	$255	$1,230	$431	$211	$1,400	$408	$281	$11,448
Provision	395	(17)	84	45	68	(111)	323	(42)	22	227	994
Charge-offs	(59)	(13)	—	—	—	—	(226)	—	(20)	(251)	(569)
Recoveries	90	2	—	—	—	—	—	36	27	36	191
Net (charge-offs) recoveries	31	(11)	—	—	—	—	(226)	36	7	(215)	(378)
Ending balance	$5,109	$2,411	$194	$300	$1,298	$320	$308	$1,394	$437	$293	$12,064
As % of ALLL	42%	20%	1%	2%	11%	3%	3%	12%	4%	2%	100%
ALLL:
Individually evaluated	$308	$—	$119	$—	$—	$—	$—	$—	$—	$—	$427
Collectively evaluated	4,801	2,411	75	300	1,298	320	308	1,394	437	293	11,637
Ending balance	$5,109	$2,411	$194	$300	$1,298	$320	$308	$1,394	$437	$293	$12,064
Loans:
Individually evaluated	$722	$1,792	$1,095	$878	$—	$—	$—	$—	$—	$—	$4,487
Collectively evaluated	659,318	319,531	10,355	37,738	180,427	52,806	41,246	228,312	89,241	27,232	1,646,206
Total loans	$660,040	$321,323	$11,450	$38,616	$180,427	$52,806	$41,246	$228,312	$89,241	$27,232	$1,650,693
Less ALLL	5,109	2,411	194	300	1,298	320	308	1,394	437	293	12,064
Net loans	$654,931	$318,912	$11,256	$38,316	$179,129	$52,486	$40,938	$226,918	$88,804	$26,939	$1,638,629

	Acquired – Nine Months Ended September 30, 2019
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$588	$408	$11	$46	$240	$79	$—	$246	$64	$23	$1,705
Provision	(39)	(40)	1	1	(36)	(29)	34	(33)	49	(2)	(94)
Charge-offs	—	—	—	—	—	—	—	—	(60)	—	(60)
Recoveries	—	—	—	—	—	—	—	—	5	—	5
Net (charge-offs) recoveries	—	—	—	—	—	—	—	—	(55)	—	(55)
Ending balance	$549	$368	$12	$47	$204	$50	$34	$213	$58	$21	$1,556
As % of ALLL	35%	24%	1%	3%	13%	3%	2%	14%	4%	1%	100%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	549	368	12	47	204	50	34	213	58	21	1,556
Ending balance	$549	$368	$12	$47	$204	$50	$34	$213	$58	$21	$1,556
Loans:
Individually evaluated	$1,421	$760	$156	$211	$2,483	$427	$—	$2,560	$221	$12	$8,251
Collectively evaluated	102,281	134,425	24,444	19,764	153,532	8,577	250	112,528	26,717	1,469	583,987
Total loans	$103,702	$135,185	$24,600	$19,975	$156,015	$9,004	$250	$115,088	$26,938	$1,481	$592,238
Less ALLL	549	368	12	47	204	50	34	213	58	21	1,556
Net loans	$103,153	$134,817	$24,588	$19,928	$155,811	$8,954	$216	$114,875	$26,880	$1,460	$590,682
For comparison purposes, the following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment for the prior year-end period.

	TOTAL – Year Ended December 31, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,934	$2,607	$129	$296	$1,388	$726	$251	$1,609	$488	$225	$12,653
Provision	1,107	300	(8)	5	119	(216)	(40)	117	(51)	267	1,600
Charge-offs	(813)	(74)	—	—	(37)	—	—	(85)	—	(204)	(1,213)
Recoveries	43	14	—	—	—	—	—	5	35	16	113
Net (charge-offs) recoveries	(770)	(60)	—	—	(37)	—	—	(80)	35	(188)	(1,100)
Ending balance	$5,271	$2,847	$121	$301	$1,470	$510	$211	$1,646	$472	$304	$13,153
As % of ALLL	40%	22%	1%	2%	11%	4%	2%	12%	4%	2%	100%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	5,271	2,847	121	301	1,470	510	211	1,646	472	304	13,153
Ending balance	$5,271	$2,847	$121	$301	$1,470	$510	$211	$1,646	$472	$304	$13,153
Loans:
Individually evaluated	$2,927	$1,506	$—	$222	$1,686	$603	$—	$2,750	$233	$12	$9,939
Collectively evaluated	681,993	439,847	35,625	53,222	341,966	79,996	30,926	355,091	111,095	26,481	2,156,242
Total loans	$684,920	$441,353	$35,625	$53,444	$343,652	$80,599	$30,926	$357,841	$111,328	$26,493	$2,166,181
Less ALLL	5,271	2,847	121	301	1,470	510	211	1,646	472	304	13,153
Net loans	$679,649	$438,506	$35,504	$53,143	$342,182	$80,089	$30,715	$356,195	$110,856	$26,189	$2,153,028

As a further breakdown, the ALLL is summarized by originated and acquired as follows.

	Originated – Year Ended December 31, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,192	$2,115	$112	$235	$1,154	$628	$200	$1,297	$409	$200	$10,542
Provision	1,262	385	(2)	20	113	(197)	11	187	(31)	266	2,014
Charge-offs	(813)	(64)	—	—	(37)	—	—	(85)	—	(201)	(1,200)
Recoveries	42	3	—	—	—	—	—	1	30	16	92
Net (charge-offs) recoveries	(771)	(61)	—	—	(37)	—	—	(84)	30	(185)	(1,108)
Ending balance	$4,683	$2,439	$110	$255	$1,230	$431	$211	$1,400	$408	$281	$11,448
As % of ALLL	41%	21%	1%	2%	11%	4%	2%	12%	4%	2%	100%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	4,683	2,439	110	255	1,230	431	211	1,400	408	281	11,448
Ending balance	$4,683	$2,439	$110	$255	$1,230	$431	$211	$1,400	$408	$281	$11,448
Loans:
Individually evaluated	$227	$321	$—	$—	$—	$—	$—	$—	$—	$—	$548
Collectively evaluated	567,873	283,210	11,113	31,374	171,087	66,478	30,926	220,368	78,379	23,809	1,484,617
Total loans	$568,100	$283,531	$11,113	$31,374	$171,087	$66,478	$30,926	$220,368	$78,379	$23,809	$1,485,165
Less ALLL	4,683	2,439	110	255	1,230	431	211	1,400	408	281	11,448
Net loans	$563,417	$281,092	$11,003	$31,119	$169,857	$66,047	$30,715	$218,968	$77,971	$23,528	$1,473,717

	Acquired – Year Ended December 31, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$742	$492	$17	$61	$234	$98	$51	$312	$79	$25	$2,111
Provision	(155)	(85)	(6)	(15)	6	(19)	(51)	(70)	(20)	1	(414)
Charge-offs	—	(10)	—	—	—	—	—	—	—	(3)	(13)
Recoveries	1	11	—	—	—	—	—	4	5	—	21
Net (charge-offs) recoveries	1	1	—	—	—	—	—	4	5	(3)	8
Ending balance	$588	$408	$11	$46	$240	$79	$—	$246	$64	$23	$1,705
As % of ALLL	34%	24%	1%	3%	14%	5%	—%	14%	4%	1%	100%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	588	408	11	46	240	79	—	246	64	23	1,705
Ending balance	$588	$408	$11	$46	$240	$79	$—	$246	$64	$23	$1,705
Loans:
Individually evaluated	$2,700	$1,185	$—	$222	$1,686	$603	$—	$2,750	$233	$12	$9,391
Collectively evaluated	114,120	156,637	24,512	21,848	170,879	13,518	—	134,723	32,716	2,672	671,625
Total loans	$116,820	$157,822	$24,512	$22,070	$172,565	$14,121	$—	$137,473	$32,949	$2,684	$681,016
Less ALLL	588	408	11	46	240	79	—	246	64	23	1,705
Net loans	$116,232	$157,414	$24,501	$22,024	$172,325	$14,042	$—	$137,227	$32,885	$2,661	$679,311

The following table presents nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired.

	Total Nonaccrual Loans
(in thousands)	September 30, 2019	% of Total	December 31, 2018	% of Total
Commercial & industrial	$2,279	25%	$2,816	52%
Owner-occupied CRE	2,302	25	673	12
AG production	1,251	14	—	—
AG real estate	846	9	164	3
CRE investment	1,111	12	210	4
Construction & land development	—	—	80	1
Residential construction	—	—	1	—
Residential first mortgage	865	9	1,265	23
Residential junior mortgage	576	6	262	5
Retail & other	8	—	—	—
Nonaccrual loans	$9,238	100%	$5,471	100%
Percent of total loans	0.4%		0.2%

	September 30, 2019				December 31, 2018
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$833	16%	$1,446	35%	$352	25%	$2,464	61%
Owner-occupied CRE	1,792	35	510	12	362	26	311	8
AG production	1,095	22	156	4	—	—	—	—
AG real estate	635	13	211	5	—	—	164	4
CRE investment	—	—	1,111	27	—	—	210	5
Construction & land development	—	—	—	—	—	—	80	2
Residential construction	—	—	—	—	1	—	—	—
Residential first mortgage	458	9	407	10	629	45	636	15
Residential junior mortgage	263	5	313	7	65	4	197	5
Retail & other	—	—	8	—	—	—	—	—
Nonaccrual loans	$5,076	100%	$4,162	100%	$1,409	100%	$4,062	100%
Percent of nonaccrual loans	55%		45%		26%		74%
The following tables present past due loans by portfolio segment.

	September 30, 2019
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$215	$2,279	$761,248	$763,742
Owner-occupied CRE	—	2,302	454,206	456,508
AG production	—	1,251	34,799	36,050
AG real estate	—	846	57,745	58,591
CRE investment	—	1,111	335,331	336,442
Construction & land development	—	—	61,810	61,810
Residential construction	—	—	41,496	41,496
Residential first mortgage	319	865	342,216	343,400
Residential junior mortgage	283	576	115,320	116,179
Retail & other	124	8	28,581	28,713
Total loans	$941	$9,238	$2,232,752	$2,242,931
Percent of total loans	—%	0.4%	99.6%	100.0%

	December 31, 2018
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$—	$2,816	$682,104	$684,920
Owner-occupied CRE	557	673	440,123	441,353
AG production	19	—	35,606	35,625
AG real estate	35	164	53,245	53,444
CRE investment	180	210	343,262	343,652
Construction & land development	—	80	80,519	80,599
Residential construction	—	1	30,925	30,926
Residential first mortgage	758	1,265	355,818	357,841
Residential junior mortgage	12	262	111,054	111,328
Retail & other	10	—	26,483	26,493
Total loans	$1,571	$5,471	$2,159,139	$2,166,181
Percent of total loans	0.1%	0.2%	99.7%	100.0%
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
The following tables present total loans by risk categories.

	September 30, 2019
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$725,484	$22,299	$2,076	$13,883	$—	$—	$763,742
Owner-occupied CRE	428,332	15,110	963	12,103	—	—	456,508
AG production	27,350	4,044	1,669	2,987	—	—	36,050
AG real estate	48,740	4,077	2,344	3,430	—	—	58,591
CRE investment	332,078	2,345	908	1,111	—	—	336,442
Construction & land development	61,794	—	16	—	—	—	61,810
Residential construction	41,496	—	—	—	—	—	41,496
Residential first mortgage	338,627	1,664	1,193	1,916	—	—	343,400
Residential junior mortgage	115,595	—	—	584	—	—	116,179
Retail & other	28,705	—	—	8	—	—	28,713
Total loans	$2,148,201	$49,539	$9,169	$36,022	$—	$—	$2,242,931
Percent of total	95.8%	2.2%	0.4%	1.6%	—	—	100.0%

	December 31, 2018
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Grade 8	Grade 9	Total
Commercial & industrial	$649,475	$16,145	$6,178	$13,122	$—	$—	$684,920
Owner-occupied CRE	405,198	22,776	6,569	6,810	—	—	441,353
AG production	29,363	3,302	2,351	609	—	—	35,625
AG real estate	46,248	3,246	2,983	967	—	—	53,444
CRE investment	334,080	6,792	—	2,780	—	—	343,652
Construction & land development	75,365	5,138	16	80	—	—	80,599
Residential construction	30,926	—	—	—	—	—	30,926
Residential first mortgage	353,239	1,406	510	2,686	—	—	357,841
Residential junior mortgage	111,037	17	—	274	—	—	111,328
Retail & other	26,493	—	—	—	—	—	26,493
Total loans	$2,061,424	$58,822	$18,607	$27,328	$—	$—	$2,166,181
Percent of total	95.1%	2.7%	0.9%	1.3%	—	—	100.0%
The following tables present impaired loans.

	Total Impaired Loans – September 30, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$2,143	$4,271	$308	$2,807	$739
Owner-occupied CRE	2,552	2,930	—	2,742	170
AG production	1,251	1,263	119	1,295	12
AG real estate	1,089	1,091	—	1,098	2
CRE investment	2,483	2,490	—	2,524	8
Construction & land development	427	427	—	480	—
Residential construction	—	—	—	—	—
Residential first mortgage	2,560	2,785	—	2,611	97
Residential junior mortgage	221	231	—	225	2
Retail & other	12	15	—	12	3
Total	$12,738	$15,503	$427	$13,794	$1,033
Originated impaired loans	$4,487	$4,707	$427	$4,649	$176
Acquired impaired loans	8,251	10,796	—	9,145	857
Total	$12,738	$15,503	$427	$13,794	$1,033

	Total Impaired Loans – December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$2,927	$6,736	$—	$4,041	$660
Owner-occupied CRE	1,506	1,833	—	1,659	137
AG production	—	—	—	—	—
AG real estate	222	281	—	238	26
CRE investment	1,686	2,484	—	1,606	163
Construction & land development	603	1,506	—	603	21
Residential construction	—	—	—	—	—
Residential first mortgage	2,750	2,907	—	2,478	176
Residential junior mortgage	233	262	—	62	15
Retail & other	12	12	—	12	1
Total	$9,939	$16,021	$—	$10,699	$1,199
Originated impaired loans	$548	$548	$—	$899	$154
Acquired impaired loans	9,391	15,473	—	9,800	1,045
Total	$9,939	$16,021	$—	$10,699	$1,199

Total purchased credit impaired loans (in aggregate since the Company’s 2013 acquisitions) were initially recorded at a fair value of $43.6 million on their respective acquisition dates, net of an initial $34.4 million nonaccretable mark and a zero accretable mark. At September 30, 2019, $8.3 million of the $43.6 million remain in impaired loans.

Nonaccretable discount on purchased credit impaired loans:	Nine Months Ended		Year Ended
(in thousands)	September 30, 2019	September 30, 2018	December 31, 2018
Balance at beginning of period	$6,408	$9,471	$9,471
Accretion to loan interest income	(3,293)	(1,872)	(1,976)
Transferred to accretable	—	(513)	(990)
Disposals of loans	(660)	(97)	(97)
Balance at end of period	$2,455	$6,989	$6,408
Troubled Debt Restructurings
At September 30, 2019, there were five loans classified as troubled debt restructurings with a current outstanding balance of $1.2 million (including performing TDRs of $0.5 million and the remainder on nonaccrual) and pre-modification balance of $1.4 million. In comparison, at December 31, 2018, there were four loans classified as troubled debt restructurings with an outstanding balance of $0.6 million and pre-modification balance of $2.7 million. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the nine months ended September 30, 2019. As of September 30, 2019, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.
Note 7 – Goodwill and Other Intangibles and Mortgage Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s quarterly assessment indicated no impairment charge on goodwill, core deposit intangibles or customer list intangibles was required for the year ended December 31, 2018 or the nine months ended September 30, 2019. A summary of goodwill and other intangibles was as follows.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2019	December 31, 2018
Goodwill	$107,366	$107,366
Core deposit intangibles	10,006	12,562
Customer list intangibles	3,999	4,379
Other intangibles	14,005	16,941
Goodwill and other intangibles, net	$121,371	$124,307
Goodwill: Goodwill was $107.4 million at both September 30, 2019 and December 31, 2018.
Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2019	December 31, 2018
Core deposit intangibles:
Gross carrying amount	$29,015	$29,015
Accumulated amortization	(19,009)	(16,453)
Net book value	$10,006	$12,562
Additions during the period	$—	$—
Amortization during the period	$2,556	$3,915
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(1,524)	(1,144)
Net book value	$3,999	$4,379
Additions during the period	$—	$290
Amortization during the period	$380	$474
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

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2019	December 31, 2018
Mortgage servicing rights ("MSR") asset:
MSR asset at beginning of year	$3,749	$3,187
Capitalized MSR	1,807	1,203
Amortization during the period	(611)	(641)
MSR asset at end of period	$4,945	$3,749
Fair value of MSR asset at end of period	$6,960	$6,347
Residential mortgage loans serviced for others	$721,569	$603,446
Net book value of MSR asset to loans serviced for others	0.69%	0.62%
The Company periodically evaluates its mortgage servicing rights asset for impairment. At each reporting date, impairment is assessed based on estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). No valuation allowance or impairment charge was recorded for the year ended December 31, 2018 or the nine months ended September 30, 2019. See Note 9 for additional information on the fair value of the MSR asset.
The following table shows the estimated future amortization expense for amortizing intangible assets and the MSR asset. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of September 30, 2019. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset
Year ending December 31,
2019 (remaining three months)	$781	$127	$224
2020	2,657	507	879
2021	2,167	507	730
2022	1,735	507	730
2023	1,273	483	658
2024	841	449	400
Thereafter	552	1,419	1,324
Total	$10,006	$3,999	$4,945
Note 8 – Short and Long-Term Borrowings
Short-Term Borrowings:
The Company did not have any short-term borrowings (borrowing with an original maturity of one year or less) outstanding at September 30, 2019 or December 31, 2018.
Long-Term Borrowings:
The components of long-term borrowings (borrowing with an original maturity greater than one year) were as follows.

(in thousands)	September 30, 2019	December 31, 2018
FHLB advances	$15,056	$35,252
Junior subordinated debentures	30,455	30,096
Subordinated notes	11,984	11,957
Total long-term borrowings	$57,495	$77,305
Percent of fixed rate long-term borrowings	58%	69%
Percent of floating rate long-term borrowings	42%	31%
FHLB Advances: The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturity dates through 2022. The weighted average rate of the FHLB advances was 1.95% at September 30, 2019 and 1.72% at December 31, 2018. During third quarter 2019, the Company repaid a $20 million puttable FHLB advance.

Junior Subordinated Debentures: The following table shows the breakdown of junior subordinated debentures. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair market value) are being accreted to interest expense over the remaining life of the debentures. All the debentures below are currently callable and may be redeemed in part or in full at par plus any accrued but unpaid interest. At September 30, 2019 and December 31, 2018, $29.3 million and $28.9 million, respectively, qualify as Tier 1 capital.

		Junior Subordinated Debentures
			9/30/2019	9/30/2019	12/31/18
(in thousands)	Maturity Date	Par	Unamortized Discount	Carrying Value	Carrying Value
2004 Nicolet Bankshares Statutory Trust (1)	7/15/2034	$6,186	$—	$6,186	$6,186
2005 Mid-Wisconsin Financial Services, Inc. (2)	12/15/2035	10,310	(3,222)	7,088	6,939
2006 Baylake Corp. (3)	9/30/2036	16,598	(3,942)	12,656	12,478
2004 First Menasha Bancshares, Inc. (4)	3/17/2034	5,155	(630)	4,525	4,493
Total		$38,249	$(7,794)	$30,455	$30,096

(1)	The interest rate is 8.00% fixed.

(2)
The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 3.55% and 4.22% as of September 30, 2019 and December 31, 2018, respectively.

(3)
The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of the three-month LIBOR plus 1.35%, adjusted quarterly. The interest rates were 3.45% and 4.15% as of September 30, 2019 and December 31, 2018, respectively.

(4)
The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 2.79%, adjusted quarterly. The interest rates were 4.93% and 5.58% as of September 30, 2019 and December 31, 2018, respectively.

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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
September 30, 2019
U.S. government agency securities	$16,490	$—	$16,490	$—
State, county and municipals	147,786	—	147,786	—
Mortgage-backed securities	171,877	—	171,877	—
Corporate debt securities	83,147	—	80,317	2,830
Securities AFS	$419,300	$—	$416,470	$2,830
Other investments (equity securities)	$4,080	$4,080	$—	$—
December 31, 2018
U.S. government agency securities	$21,649	$—	$21,649	$—
State, county and municipals	160,526	—	160,460	66
Mortgage-backed securities	131,644	—	131,644	—
Corporate debt securities	86,325	—	77,901	8,424
Securities AFS	$400,144	$—	$391,654	$8,490
Other investments (equity securities)	$2,650	$2,650	$—	$—
The following is a description of the valuation methodologies used by the Company for the securities AFS and equity securities measured at fair value on a recurring basis, noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private municipal bonds and corporate debt securities, which include trust preferred security investments. At September 30, 2019 and December 31, 2018, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.
The following table presents the changes in the Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Nine Months Ended	Year Ended
Level 3 Fair Value Measurements:	September 30, 2019	December 31, 2018
Balance at beginning of year	$8,490	$9,151
Paydowns/Sales/Settlements	(5,660)	(661)
Balance at end of period	$2,830	$8,490
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
September 30, 2019
Impaired loans	$12,311	$—	$—	$12,311
Other real estate owned (“OREO”)	1,325	—	—	1,325
MSR asset	6,960	—	—	6,960
December 31, 2018
Impaired loans	$9,939	$—	$—	$9,939
OREO	420	—	—	420
MSR asset	6,347	—	—	6,347

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
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

September 30, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$143,969	$143,969	$143,969	$—	$—
Certificates of deposit in other banks	5,395	5,390	—	5,390	—
Securities AFS	419,300	419,300	—	416,470	2,830
Other investments, including equity securities	20,697	20,697	4,080	13,259	3,358
Loans held for sale	10,564	10,710	—	10,710	—
Loans, net	2,229,311	2,244,410	—	—	2,244,410
BOLI	71,796	71,796	71,796	—	—
MSR asset	4,945	6,960	—	—	6,960
Financial liabilities:
Deposits	$2,584,447	$2,584,662	$—	$—	$2,584,662
Long-term borrowings	57,495	56,679	—	15,135	41,544

December 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$249,526	$249,526	$249,526	$—	$—
Certificates of deposit in other banks	993	993	—	993	—
Securities AFS	400,144	400,144	—	391,654	8,490
Other investments, including equity securities	17,997	17,997	2,650	13,189	2,158
Loans held for sale	1,639	1,662	—	1,662	—
Loans, net	2,153,028	2,139,322	—	—	2,139,322
BOLI	66,310	66,310	66,310	—	—
MSR asset	3,749	6,347	—	—	6,347
Financial liabilities:
Deposits	$2,614,138	$2,614,995	$—	$—	$2,614,995
Long-term borrowings	77,305	75,923	—	34,907	41,016
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
Lending-related commitments and derivative financial instruments: At September 30, 2019 and December 31, 2018, the estimated fair value of letters of credit, interest rate lock commitments on residential mortgage loans, outstanding mandatory commitments to sell residential mortgage loans into the secondary market, and mirror interest rate swap agreements were not significant.
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

A summary of net lease cost and selected other information related to operating leases was as follows.

Nine Months Ended
($ in thousands)	September 30, 2019
Net lease cost:
Operating lease cost	$737
Variable lease cost	179
Net lease cost	$916
Selected other operating lease information:
Weighted average remaining lease term (years)	5
Weighted average discount rate	2.5%
The following table summarizes the maturity of remaining lease liabilities.

(in thousands)
Year ending December 31,
2019 (remaining three months)	$951
2020	1,037
2021	911
2022	851
2023	607
2024	499
Thereafter	16
Total future minimum lease payments	4,872
Less: amount representing interest	(122)
Present value of net future minimum lease payments	$4,750

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
Forward-Looking Statements
Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Nicolet’s control, include, but are not necessarily limited to the following:

•	operating, legal and regulatory risks, including the effects of legislative or regulatory developments affecting the financial industry generally or Nicolet specifically;

•	economic, market, political and competitive forces affecting Nicolet’s banking and wealth management businesses;

•	changes in interest rates, monetary policy and general economic conditions, which may impact Nicolet’s net interest income;

•	potential difficulties in integrating the operations of Nicolet with those of Choice following the merger;

•	adoption of new accounting standards, including the effects from the adoption of the current expected credit loss ("CECL") model on January 1, 2020, or changes in existing standards;

•	compliance or operational risks related to new products, services, ventures, or lines of business, if any, that Nicolet may pursue or implement; and

•	the risk that Nicolet’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements. Nicolet specifically disclaims any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.
Overview
The following discussion is management’s analysis of the consolidated financial condition as of September 30, 2019 and December 31, 2018 and results of operations for the three and nine-month periods ended September 30, 2019 and 2018. It should be read in conjunction with Nicolet’s audited consolidated financial statements included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2018.

Performance Summary
Table 1: Earnings Summary and Selected Financial Data

	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018	9/30/2019	9/30/2018
Results of operations:
Interest income	$34,667	$34,570	$33,159	$32,327	$31,880	$102,396	$93,210
Interest expense	5,477	5,626	5,684	5,298	4,938	16,787	13,591
Net interest income	29,190	28,944	27,475	27,029	26,942	85,609	79,619
Provision for loan losses	400	300	200	240	340	900	1,360
Net interest income after provision for loan losses	28,790	28,644	27,275	26,789	26,602	84,709	78,259
Noninterest income	12,312	18,560	9,186	9,797	10,649	40,058	29,712
Noninterest expense	22,887	25,727	22,759	21,621	23,044	71,373	68,137
Income before income tax expense	18,215	21,477	13,702	14,965	14,207	53,394	39,834
Income tax expense	4,603	2,833	3,352	4,015	3,268	10,788	9,431
Net income	13,612	18,644	10,350	10,950	10,939	42,606	30,403
Net income attributable to noncontrolling interest	82	95	83	87	80	260	230
Net income attributable to Nicolet Bankshares, Inc.	$13,530	$18,549	$10,267	$10,863	$10,859	$42,346	$30,173
Earnings per common share:
Basic	$1.45	$1.98	$1.09	$1.14	$1.13	$4.51	$3.12
Diluted	$1.40	$1.91	$1.05	$1.11	$1.09	$4.36	$3.02
Common Shares:
Basic weighted average	9,347	9,374	9,461	9,526	9,633	9,394	9,679
Diluted weighted average	9,697	9,692	9,758	9,814	9,949	9,707	10,004
Outstanding (period end)	9,363	9,327	9,431	9,495	9,577	9,363	9,577
Period-End Balances:
Loans	$2,242,931	$2,203,273	$2,189,688	$2,166,181	$2,143,457	$2,242,931	$2,143,457
Allowance for loan losses	13,620	13,571	13,370	13,153	12,992	13,620	12,992
Securities available-for-sale, at fair value	419,300	403,989	407,693	400,144	410,911	419,300	410,911
Goodwill and other intangibles, net	121,371	122,285	123,254	124,307	125,360	121,371	125,360
Total assets	3,105,671	3,054,813	3,041,091	3,096,535	3,000,902	3,105,671	3,000,902
Deposits	2,584,447	2,536,639	2,538,486	2,614,138	2,522,156	2,584,447	2,522,156
Stockholders’ equity	428,014	411,415	398,767	386,609	377,171	428,014	377,171
Book value per common share	45.71	44.11	42.28	40.72	39.38	45.71	39.38
Tangible book value per common share (2)	32.75	31.00	29.21	27.62	26.29	32.75	26.29
Average Balances:
Loans	$2,218,307	$2,189,070	$2,179,420	$2,142,870	$2,134,448	$2,195,742	$2,122,280
Interest-earning assets	2,763,997	2,702,357	2,734,936	2,693,752	2,664,316	2,733,870	2,664,081
Goodwill and other intangibles, net	121,895	122,841	123,892	124,930	125,798	122,869	126,741
Total assets	3,094,546	3,022,383	3,047,068	2,996,553	2,971,247	3,054,840	2,971,022
Deposits	2,563,821	2,514,226	2,556,927	2,518,378	2,497,439	2,545,017	2,505,776
Interest-bearing liabilities	1,895,754	1,892,775	1,946,210	1,867,327	1,931,119	1,911,395	1,980,329
Stockholders’ equity	420,864	404,345	391,027	379,846	375,507	405,521	368,867
Financial Ratios: (1)
Return on average assets	1.73%	2.46%	1.37%	1.44%	1.45%	1.85%	1.36%
Return on average common equity	12.75	18.40	10.65	11.35	11.47	13.96	10.94
Return on average tangible common equity (2)	17.95	26.43	15.59	16.91	17.25	20.03	16.66
Average equity to average assets	13.60	13.38	12.83	12.68	12.64	13.27	12.42
Stockholders' equity to assets	13.78	13.47	13.11	12.49	12.57	13.78	12.57
Tangible common equity to tangible assets (2)	10.28	9.86	9.44	8.83	8.76	10.28	8.76
Net interest margin	4.19	4.28	4.05	3.98	4.02	4.17	3.99
Net loan charge-offs to average loans	0.06	0.02	(0.00)	0.01	0.04	0.03	0.06
Nonperforming loans to total loans	0.41	0.35	0.40	0.25	0.48	0.41	0.48
Nonperforming assets to total assets	0.34	0.26	0.30	0.19	0.38	0.34	0.38
Efficiency ratio	55.19	64.01	61.91	58.03	61.08	60.27	62.58
Effective tax rate	25.27	13.19	24.46	26.83	23.00	20.20	23.68
Selected Items:
Interest income from resolving PCI loans (rounded)	$1,800	$1,300	$200	$100	$300	$3,300	$1,900
Tax-equivalent adjustment on net interest income	251	263	272	278	285	786	872
Tax benefit on stock-based compensation	(128)	(739)	(144)	(23)	—	(1,011)	(159)
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

Net income was $42.3 million for the nine months ended September 30, 2019, an increase of $12.2 million or 40% over $30.2 million for the nine months ended September 30, 2018. Earnings per diluted common share was $4.36 for the first nine months of 2019, 44% higher than $3.02 for the comparable 2018 period.

•
During second quarter 2019, net income favorably included $5.4 million (or $0.55 of diluted earnings per common share) related to two actions combined, the sale of 80% of Nicolet's equity investment in UFS, LLC, a data processing and e-banking entity ($7.4 million after-tax gain included in noninterest income under asset gains) and retirement-related compensation declared to benefit all employees after that sale ($2.75 million, or $2.0 million after-tax cost, included in noninterest expense under personnel), impacting the 2019 year-to-date and quarter comparisons.

•
Net interest income was $85.6 million for the first nine months of 2019, up $6.0 million or 8% over the first nine months of 2018. Interest income grew $9.2 million (overcoming $1.0 million lower aggregate discount income on purchased loans), aided by a slightly higher mix of average interest-earning assets in loans and the elevated rate environment on new, renewed and variable rate loans. Interest expense increased $3.2 million primarily due to rising rates. Net interest margin was 4.17% for the nine months ended September 30, 2019, compared to 3.99% for the nine months ended September 30, 2018. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”

•
Noninterest income was $40.1 million for the first nine months of 2019, up $10.3 million or 35% over the comparable 2018 period, mostly due to the $7.4 million gain on the equity investment sale noted above. Excluding net asset gains, noninterest income was $32.0 million for the first nine months of 2019, up $3.6 million or 12.8% over 2018, predominantly on stellar net mortgage income. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”

•
Noninterest expense was $71.4 million, $3.2 million or 5% higher than the first nine months of 2018, mostly due to the retirement-related compensation actions in second quarter 2019 noted above. Personnel costs increased $2.7 million, and non-personnel expenses combined increased $0.6 million or 2% over the comparable 2018 period. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”

•
Asset quality remains exceptional. Nonperforming assets were only $10.6 million, representing 0.34% of total assets at September 30, 2019, compared to 0.19% at December 31, 2018 and 0.38% at September 30, 2018. For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”

•
At September 30, 2019, assets were $3.1 billion, up slightly (less than l%) from December 31, 2018, with cash and cash equivalents funding strong loan growth, debt repayments and seasonably lower deposits. Compared to September 30, 2018, assets increased $105 million or 3%, on solid growth in loans and deposits.

•
At September 30, 2019, loans were $2.2 billion, 4% higher than December 31, 2018 and 5% higher than September 30, 2018. On average, loans grew $73 million or 3% over the first nine months of 2018. For additional information regarding loans, see “Balance Sheet Analysis — Loans.”

•
Total deposits were $2.6 billion at September 30, 2019, a decrease of 1% from December 31, 2018 and 2% higher than September 30, 2018. Year-to-date average deposits were $39 million or 2% higher than the first nine months of 2018. For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Nine Months Ended September 30,
	2019			2018
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Loans, including loan fees (1)(2)	$2,195,742	$92,650	5.58%	$2,122,280	$84,786	5.28%
Investment securities:
Taxable	269,663	5,578	2.76%	255,763	4,503	2.35%
Tax-exempt (2)	134,166	2,221	2.21%	151,643	2,467	2.17%
Other interest-earning assets	134,299	2,733	2.69%	134,395	2,326	2.29%
Total non-loan earning assets	538,128	10,532	2.60%	541,801	9,296	2.28%
Total interest-earning assets	2,733,870	$103,182	4.99%	2,664,081	$94,082	4.67%
Other assets, net	320,970			306,941
Total assets	$3,054,840			$2,971,022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$311,438	$1,136	0.49%	$282,606	$818	0.39%
Interest-bearing demand	490,661	3,748	1.02%	545,980	3,361	0.82%
Money market accounts (“MMA”)	569,850	2,858	0.67%	650,485	2,897	0.60%
Core time deposits	397,530	6,070	2.04%	323,570	3,481	1.44%
Brokered deposits	64,588	291	0.60%	99,818	455	0.61%
Total interest-bearing deposits	1,834,067	14,103	1.03%	1,902,459	11,012	0.77%
Other interest-bearing liabilities	77,328	2,684	4.59%	77,870	2,579	4.38%
Total interest-bearing liabilities	1,911,395	16,787	1.17%	1,980,329	13,591	0.92%
Noninterest-bearing demand	710,950			603,317
Other liabilities	26,974			18,509
Stockholders’ equity	405,521			368,867
Total liabilities and stockholders’ equity	$3,054,840			$2,971,022
Net interest income and rate spread		$86,395	3.82%		$80,491	3.75%
Tax-equivalent adjustment		$786			$872
Net interest margin			4.17%			3.99%

(1)	Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis (Continued)

	For the Three Months Ended September 30,
	2019			2018
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Loans, including loan fees (1)(2)	$2,218,307	$31,380	5.56%	$2,134,448	$29,045	5.35%
Investment securities:
Taxable	271,632	1,904	2.80%	264,733	1,564	2.36%
Tax-exempt (2)	127,458	708	2.22%	147,547	809	2.19%
Other interest-earning assets	146,600	926	2.49%	117,588	747	2.51%
Total non-loan earning assets	545,690	3,538	2.58%	529,868	3,120	2.35%
Total interest-earning assets	2,763,997	$34,918	4.97%	2,664,316	$32,165	4.75%
Other assets, net	330,549			306,931
Total assets	$3,094,546			$2,971,247
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$323,222	$384	0.47%	$291,811	$313	0.43%
Interest-bearing demand	480,395	1,199	0.99%	536,830	1,191	0.88%
MMA	571,194	873	0.61%	594,937	979	0.65%
Core time deposits	389,033	2,010	2.05%	348,899	1,472	1.67%
Brokered deposits	54,661	130	0.94%	81,441	100	0.49%
Total interest-bearing deposits	1,818,505	4,596	1.00%	1,853,918	4,055	0.87%
Other interest-bearing liabilities	77,249	881	4.48%	77,201	883	4.49%
Total interest-bearing liabilities	1,895,754	5,477	1.14%	1,931,119	4,938	1.01%
Noninterest-bearing demand	745,316			643,521
Other liabilities	32,612			21,100
Stockholders’ equity	420,864			375,507
Total liabilities and stockholders’ equity	$3,094,546			$2,971,247
Net interest income and rate spread		$29,441	3.83%		$27,227	3.74%
Tax-equivalent adjustment		$251			$285
Net interest margin			4.19%			4.02%

(1)	Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended September 30, 2019 Compared to September 30, 2018:			For the Nine Months Ended September 30, 2019 Compared to September 30, 2018:
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Loans (2)	$1,214	$1,121	$2,335	$3,179	$4,685	$7,864
Investment securities:
Taxable	91	249	340	568	507	1,075
Tax-exempt (2)	(111)	10	(101)	(288)	42	(246)
Other interest-earning assets	172	7	179	24	383	407
Total non-loan earning assets	152	266	418	304	932	1,236
Total interest-earning assets	$1,366	$1,387	$2,753	$3,483	$5,617	$9,100

Interest-bearing liabilities
Savings	$36	$35	$71	$89	$229	$318
Interest-bearing demand	(132)	140	8	(365)	752	387
MMA	(38)	(68)	(106)	(382)	343	(39)
Core time deposits	182	356	538	913	1,676	2,589
Brokered deposits	(41)	71	30	(158)	(6)	(164)
Total interest-bearing deposits	7	534	541	97	2,994	3,091
Other interest-bearing liabilities	7	(9)	(2)	7	98	105
Total interest-bearing liabilities	14	525	539	104	3,092	3,196
Net interest income	$1,352	$862	$2,214	$3,379	$2,525	$5,904

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

The Federal Reserve raised short-term interest rates by 25 bps in eight moves from fourth quarter 2016 through fourth quarter 2018 (up 200 bps total) to 2.50% at December 31, 2018, then reduced rates by 50 bps total in two moves during third quarter 2019 to 2.00% at September 30, 2019. These changes impacted the rate earned on short-term assets and pressured the cost of shorter-term borrowings, but have not proportionally influenced the rates further out on the yield curve. Hence, 2018 was characterized by rising short-term interest rates and a flattening yield curve, while the first nine months of 2019 had periods of an inverted yield curve and unchanging short-term rates until third quarter.
Tax-equivalent net interest income was $86.4 million for the first nine months of 2019, comprised of net interest income of $85.6 million ($5.9 million or 7% higher than the first nine months of 2018, overcoming $1.0 million lower aggregate discount accretion on purchased loans), and a $0.8 million tax-equivalent adjustment (relatively unchanged between the periods). The $5.9 million increase in tax-equivalent net interest income was due to favorable volumes (which added $3.4 million, with $3.2 million from higher loan volumes) and net favorable rates (which added $2.5 million). The net $2.5 million increase from rates was from interest-earning asset rate changes in the higher interest rate environment (improving net interest income by $5.6 million, of which $4.7 million was from loans, inclusive of the lower aggregate discount accretion), exceeding the rising cost of funds (which cost $3.1 million more, led by interest-bearing deposits and most notably time deposits).
Between the comparable nine-month periods, the interest rate spread increased 7 bps due to an increase in the interest-earning asset yield (up 32 bps to 4.99%, both mostly rate related, as the mix of interest-earning assets and liabilities were similar between the periods), exceeding a rise in the cost of funds (up 25 bps to 1.17%). The contribution from net free funds increased 11 bps, due mostly to the increase in average noninterest-bearing demand deposits (up 18%) and their increased value in the higher rate environment. As a result, the tax-equivalent net interest margin was 4.17% for the first nine months of 2019, up 18 bps compared to 3.99% for the comparable 2018 period.
Average interest-earning assets increased $70 million or 3% to $2.7 billion for the first nine months of 2019, primarily due to strong loan growth. Between the nine-month periods, average loans increased $73 million or 3%, while all other interest-earning assets declined $3.7 million (mainly in lower municipal securities). The mix of average interest-earning assets was relatively unchanged at 80% loans, 15% investments, and 5% other interest-earning assets (mostly cash) for both nine-month periods.

Tax-equivalent interest income was $103.2 million for the first nine months of 2019, up $9.1 million or 10% over the first nine months of 2018, while the related interest-earning asset yield was 4.99%, up 32 bps over comparable period in 2018. Interest income on loans increased $7.9 million or 9% over the first nine months of 2018, despite $1.0 million lower aggregate discount accretion income between the periods (predominantly attributable to aging discounts on purchased loans, offset partly by higher recovered discount income on resolved purchased credit impaired loans). The 2019 loan yield was 5.58%, up 30 bps over the first nine months of 2018 (which, if excluding the aggregate discount accretion income from both nine-month periods, would have increased 37 bps), as improved yields on new, renewed and variable rate loans in the higher rate environment more than offset the lower aggregate discount income. Between the comparable nine-month periods, interest income on non-loan earning assets combined increased $1.2 million or 13%, while the related yield increased 32 bps to 2.60%, due mostly to the higher rate on cash levels, as well as higher yields on new investments added in the higher rate environment.
Average interest-bearing liabilities were $1.9 billion, a decrease of $69 million or 3% compared to the first nine months of 2018, primarily due to a $68 million or 4% decrease in interest-bearing deposits (roughly half the decline coming from brokered deposits and the remainder from seasonality in the deposit base). With core deposit growth (especially in noninterest-bearing demand deposits and in core time deposits, responding to more favorable rate offerings between the years), brokered deposits have continued to decline. The mix of average interest-bearing liabilities was 93% core deposits, 3% brokered deposits and 4% other funding, compared to 91%, 5% and 4%, respectively, for the first nine months of 2018.
Interest expense was $16.8 million for the first nine months of 2019, up $3.2 million over the first nine months of 2018, and the related cost of funds increased 25 bps to 1.17%, driven predominantly by the cost, mix and volume of deposits. Interest expense on deposits increased $3.1 million from the first nine months of 2018 and the average cost of interest-bearing deposits increased 26 bps to 1.03%, influenced by increases in select deposit rates from general rate pressures of the higher rate environment and the larger proportion of core time deposits. The 2019 cost of savings, interest-bearing demand and money market accounts increased over the first nine months of 2018 by 10 bps, 20 bps and 7 bps, respectively, as product rate changes lagged the incremental rise in the rate environment, and time deposits cost 60 bps more between the nine-month periods commensurate with paying more for a customer's commitment of term in the higher rate environment.
Provision for Loan Losses
Asset quality trends remained strong. The provision for loan losses was $0.9 million for the nine months ended September 30, 2019, compared to $1.4 million for the nine months ended September 30, 2018. The ALLL was $13.6 million (0.61% of loans) at September 30, 2019, compared to $13.2 million (0.61% of loans) at December 31, 2018 and $13.0 million (0.61% of loans) at September 30, 2018.
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

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Trust services fee income	$1,594	$1,638	$(44)	(3)%	$4,631	$4,915	$(284)	(6)%
Brokerage fee income	2,113	1,732	381	22	5,925	5,074	851	17
Mortgage income, net	3,700	1,902	1,798	95	6,962	4,510	2,452	54
Service charges on deposit accounts	1,223	1,247	(24)	(2)	3,587	3,637	(50)	(1)
Card interchange income	1,735	1,481	254	17	4,815	4,082	733	18
BOLI income	495	1,019	(524)	(51)	1,834	1,929	(95)	(5)
Other income	1,166	1,484	(318)	(21)	4,274	4,243	31	1
Noninterest income without net gains	12,026	10,503	1,523	15	32,028	28,390	3,638	13
Asset gains (losses), net	286	146	140	N/M	8,030	1,322	6,708	N/M
Total noninterest income	$12,312	$10,649	$1,663	16%	$40,058	$29,712	$10,346	35%
Trust services fee income & Brokerage fee income combined	$3,707	$3,370	$337	10%	$10,556	$9,989	$567	6%
N/M means not meaningful.
Noninterest income was $40.1 million for the first nine months of 2019, compared to $29.7 million for the comparable period of 2018, an increase of $10.3 million or 35%, mostly due to the $7.4 million gain on the equity investment sale in second quarter 2019 previously noted in the "Overview" section. Noninterest income excluding net asset gains grew $3.6 million or 13% between the comparable nine-month periods, predominantly on stellar net mortgage income.
Trust services fee income and brokerage fee income combined were up $0.6 million or 6%, consistent with the growth in assets under management and including the transfer of some trust accounts into brokerage accounts.
Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees, fair value marks on the mortgage interest rate lock commitments and forward commitments, offsetting MSR amortization, MSR valuation changes, if any, and to a smaller degree some related income. Net mortgage income increased $2.5 million or 54% between the comparable nine-month periods, predominantly from higher gains on sale (including 38% more volume sold into the secondary market aided by the current refinance boom and better pricing), higher MSR gains (reflective of greater volume and changes in MSR capitalization assumptions in mid-2018), and increased net servicing fees on the growing portfolio of mortgage loans serviced for others, partially offset by unfavorable changes in the fair value of the mortgage-related derivatives. See also "Lending-Related Commitments."
Service charges on deposits accounts were minimally changed at $3.6 million for both nine-month periods. The change in the 2019 deposit base had minimal impact on service charges since most of the deposit growth in 2019 occurred in time deposits and the increase to the earnings credit rate in mid-2018 mostly offset the growth in transaction deposits.
Card interchange income grew $0.7 million or 18% due to higher volume and activity.
BOLI income was down $0.1 million between the comparable nine-month periods, attributable to the difference in BOLI death benefits received in each period (down $0.2 million), partly offset by income on the higher average balances largely from $5 million additional BOLI purchased in 2019.
Other income of $4.3 million for the nine months ended September 30, 2019 was minimally changed (up less than 1%) from the comparable 2018 period as the fee earned on a customer loan interest rate swap in 2019 was substantially offset by lower income from the smaller equity interest in UFS, LLC given the previously noted sale.
The $8.0 million net asset gains in the first nine months of 2019 were comprised primarily of the $7.4 million gain on the equity investment sale in second quarter 2019 and $0.9 million of favorable fair value marks on equity securities, partially offset by losses of $0.3 million on the disposal and write-down of fixed assets, an OREO property, and an other investment. The $1.3 million net asset gains in the first nine months of 2018 were primarily attributable to $0.6 million of net gains on the sale of fixed assets and OREO, and a $0.7 million fair value mark on equity securities.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2019	2018	Change	% Change	2019	2018	Change	% Change
Personnel	$12,914	$12,983	$(69)	(1)%	$40,809	$38,149	$2,660	7%
Occupancy, equipment and office	3,454	3,660	(206)	(6)	10,961	10,901	60	1
Business development and marketing	1,428	1,334	94	7	4,288	4,139	149	4
Data processing	2,515	2,375	140	6	7,220	7,094	126	2
Intangibles amortization	914	1,054	(140)	(13)	2,936	3,336	(400)	(12)
Other expense	1,662	1,638	24	1	5,159	4,518	641	14
Total noninterest expense	$22,887	$23,044	$(157)	(1)%	$71,373	$68,137	$3,236	5%
Non-personnel expenses	$9,973	$10,061	$(88)	(1)%	$30,564	$29,988	$576	2%
Average full-time equivalent employees	568	567	1	—%	557	554	3	1%

Noninterest expense was $71.4 million, an increase of $3.2 million or 5% over the first nine months of 2018. Personnel costs increased $2.7 million, and non-personnel expenses combined increased $0.6 million or 2% over the first nine months of 2018.
Personnel expense was $40.8 million for the first nine months of 2019, an increase of $2.7 million or 7% over the comparable period in 2018. As previously noted in the "Overview" section, $2.75 million of the increase in personnel expense was attributable to retirement-related compensation actions in second quarter 2019, including a discretionary profit sharing contribution of $1.05 million to the 401k plan and a $1.7 million contribution to the nonqualified deferred compensation plan. Consistent with our philosophy of aligning outcomes to customers, shareholders, and employees, the board approved these retirement-related compensation actions to benefit all employees following the recognition of the gain on the equity investment sale as previously noted. Personnel expense was also impacted by merit increases between the periods (though on a minimally changed workforce, with average full-time equivalents up less than 1%), lower equity and cash incentives (mostly timing in nature), and lower health and other benefit costs.
Occupancy, equipment and office expense was $11.0 million for the first nine months of 2019, up $0.1 million or 1% compared to the first nine months of 2018, with 2019 including higher expense for software and technology solutions to drive operational efficiency and product or service enhancements. Both periods also included accelerated depreciation or impairment charges given new branches or branch facility upgrades totaling $0.3 million in 2019 and $0.4 million in 2018.
Business development and marketing expense was $4.3 million, up $0.1 million or 4%, between the comparable nine-month periods, largely due to the timing and extent of donations, marketing campaigns, promotions, and media.
Data processing expense was $7.2 million, up $0.1 million or 2% between the comparable nine-month periods, with volume-based increases in core processing charges partially offset by savings in data communication and ancillary processing charges.
Intangibles amortization decreased $0.4 million between the comparable nine-month periods from declining amortization on the aging intangibles of previous acquisitions. Other expense was $5.2 million, up $0.6 million or 14% between the comparable nine-month periods, due primarily to a fraud loss contingency matter (with $0.5 million recognized in fourth quarter 2018 and $0.6 million recognized in the year-to-date 2019 period).
Income Taxes
Income tax expense was $10.8 million (effective tax rate of 20.2%) for the first nine months of 2019, compared to $9.4 million (effective tax rate of 23.7%) for the comparable period of 2018. The lower effective tax rate was due to the favorable tax treatment of the equity investment sale and the tax benefit on stock-based compensation.

Income Statement Analysis – Three Months Ended September 30, 2019 versus Three Months Ended September 30, 2018
Net income was $13.5 million for the three months ended September 30, 2019, an increase of $2.7 million or 25% over $10.9 million for the three months ended September 30, 2018. Earnings per diluted common share was $1.40 for third quarter 2019, 28% higher than $1.09 for third quarter 2018. The increase in net income was principally due to $2.2 million higher net interest income, $1.7 million higher noninterest income (led by net mortgage income), and controlled expenses.
Tax-equivalent net interest income was $29.4 million for third quarter 2019, comprised of net interest income of $29.2 million ($2.2 million or 8% over third quarter 2018, driven mostly by positive volume and rate variances), and a tax-equivalent adjustment of $0.3 million (relatively unchanged from third quarter 2018). Tax-equivalent interest income increased $2.8 million between the third quarter periods, with $1.4 million from improved yields across most interest-earning assets though led by loans (with a 22 bps increase in the interest-earning asset yield) and $1.4 million from stronger volumes (led by average loans which grew $84 million or 4% over third quarter 2018). Interest expense increased $0.5 million over third quarter 2018, all due to rising rates (the cost of funds increased 13 bps between the comparable third quarter periods). For additional information regarding average balances and net interest income, see “Income Statement Analysis — Net Interest Income.”
Asset quality remained exceptional. For third quarter 2019, provision for loan losses was $0.4 million (covering $0.4 million of net charge-offs), compared to provision for loan losses of $0.3 million (covering $0.2 million of net charge-offs) for third quarter 2018.
Noninterest income was $12.3 million for third quarter 2019, an increase of $1.7 million or 16% over third quarter 2018, largely due to stellar net mortgage income. Net mortgage income of $3.7 million for third quarter 2019 was up $1.8 million or 95% over third quarter 2018 on higher sales volume (mostly due to the current refinance boom), higher MSR gains and a larger servicing portfolio, partially offset by unfavorable changes in the fair value of the mortgage-related derivatives. Trust services fee income and brokerage fee income combined was up $0.3 million or 10%, consistent with the growth in assets under management and including the transfer of some trust accounts into brokerage accounts. Card interchange income grew $0.3 million or 17% on higher volume and activity, while BOLI income was down $0.5 million due to a death benefit in third quarter 2018. Other income decreased $0.3 million given the smaller equity interest in UFS, LLC in 2019. Net asset gains of $0.3 million for third quarter 2019 and $0.1 million for third quarter 2018 were both attributable to fair value marks on equity securities. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”
Noninterest expense was $22.9 million for third quarter 2019, a decrease of $0.2 million or 1% from third quarter 2018, including a $0.1 million decrease in personnel expense and a $0.1 million decrease in non-personnel expenses. Personnel expense declined due to lower overall benefit costs, partially offset by high salary expense from merit increases between the periods. Non-personnel expenses combined decreased $0.1 million largely due to occupancy, equipment, and office (down $0.2 million or 6%, attributable to accelerated depreciation for branch facility upgrades in third quarter 2018) and intangibles amortization (down $0.1 million from declining amortization on the aging intangibles of previous acquisitions), partially offset by higher data processing (up $0.1 million or 6% on the higher volume of accounts and activity). For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”
Income tax expense for third quarter 2019 was $4.6 million, with an effective tax rate of 25.3%, compared to income tax expense of $3.3 million and an effective tax rate of 23.0% for third quarter 2018. The higher income tax expense and effective tax rate for 2019 was due to higher income before taxes, while third quarter 2018 benefited from a BOLI death benefit.
BALANCE SHEET ANALYSIS
At September 30, 2019, assets were $3.1 billion, minimally changed (up 0.3%) from December 31, 2018, including a $77 million (4%) increase in loans (fully attributable to commercial loans), and a $19 million increase in securities AFS (mostly due to fair value changes from an unrealized loss of $8 million at December 31, 2018 to an unrealized gain of $6 million at September 30, 2019, as well as 2019 purchases), substantially offset by a decrease in cash and cash equivalents. Deposits of $2.6 billion and borrowings of $57 million at September 30, 2019, decreased $30 million and $20 million, respectively, from year-end 2018, contributing to the decrease in cash and cash equivalents. Total stockholders’ equity was $428 million, an increase of $41 million from December 31, 2018, with earnings and net fair value investment changes partially offset by stock repurchases.
Compared to September 30, 2018, assets were $3.1 billion, up $105 million or 3%, including a $99 million or 5% increase in loans (fully attributable to strong commercial loan growth). Deposits were $2.6 billion, an increase of $62 million or 2%, largely due to growth in noninterest-bearing demand deposits. Compared to September 30, 2018, stockholders’ equity increased $51 million, primarily due to net income, stock issuances, and net fair value investment changes partially offset by stock repurchases over the year.

Loans
Nicolet services a diverse customer base throughout northeastern and central Wisconsin and in Menominee, Michigan. The Company concentrates on originating loans in its local markets and assisting its current loan customers. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2019, no significant industry concentrations existed in Nicolet’s portfolio in excess of 10% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks. See also Note 6, “Loans, Allowance for Loan Losses, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on loans.
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
Table 6: Period End Loan Composition

	September 30, 2019		December 31, 2018		September 30, 2018
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$763,742	34%	$684,920	32%	$665,754	31%
Owner-occupied CRE	456,508	20	441,353	20	449,151	21
AG production	36,050	2	35,625	2	35,727	2
Commercial	1,256,300	56	1,161,898	54	1,150,632	54
AG real estate	58,591	3	53,444	2	52,378	2
CRE investment	336,442	15	343,652	16	331,312	16
Construction & land development	61,810	3	80,599	4	86,533	4
Commercial real estate	456,843	21	477,695	22	470,223	22
Commercial-based loans	1,713,143	77	1,639,593	76	1,620,855	76
Residential construction	41,496	2	30,926	1	30,295	1
Residential first mortgage	343,400	15	357,841	17	357,163	17
Residential junior mortgage	116,179	5	111,328	5	109,692	5
Residential real estate	501,075	22	500,095	23	497,150	23
Retail & other	28,713	1	26,493	1	25,452	1
Retail-based loans	529,788	23	526,588	24	522,602	24
Total loans	$2,242,931	100%	$2,166,181	100%	$2,143,457	100%
Broadly, the loan portfolio at September 30, 2019, was 77% commercial-based and 23% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Commercial-based loans of $1.7 billion increased $74 million or 4% since December 31, 2018, primarily due to growth in commercial and industrial loans. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and represented 34% of the total portfolio at September 30, 2019.
Residential real estate loans were relatively unchanged from year-end 2018, and represented 22% of total loans at September 30, 2019. Residential first mortgage loans include conventional first-lien home mortgages, while residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. Nicolet's mortgage loans are typically of high quality and have historically had low net charge-off rates.
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
At September 30, 2019, the ALLL was $13.6 million compared to $13.2 million at December 31, 2018 and $13.0 million at September 30, 2018. The components of the ALLL are detailed further in Table 7 below. Annualized net charge-offs as a percent of average loans were 0.03% for the first nine months of 2019, compared to 0.06% for the first nine months of 2018 and 0.05% for the entire 2018 year.
The ratio of the ALLL as a percentage of period-end loans was 0.61% at September 30, 2019, unchanged from 0.61% at both December 31, 2018 and September 30, 2018, respectively. The ALLL to loans ratio is impacted by the accounting treatment of Nicolet’s bank acquisitions, which combined at their acquisition dates (from 2013 to 2017) added no ALLL to the numerator and $1.3 billion of loans into the denominator. Remaining outstanding acquired loans were $592 million (26% of total loans) and $681 million (31% of total loans) at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, the $13.6 million ALLL was comprised of $1.6 million for acquired loans (0.26% of acquired loans) and $12.1 million for originated loans (0.73% of originated loans). In comparison, at December 31, 2018, the $13.2 million ALLL was comprised of $1.7 million for acquired loans (0.25% of acquired loans) and $11.4 million for originated loans (0.77% of originated loans).

Table 7: Allowance for Loan Losses

	Nine Months Ended		Year Ended
(in thousands)	September 30, 2019	September 30, 2018	December 31, 2018
Allowance for loan losses:
Balance at beginning of period	$13,153	$12,653	$12,653
Provision for loan losses	900	1,360	1,600
Charge-offs	(629)	(1,110)	(1,213)
Recoveries	196	89	113
Net (charge-offs) recoveries	(433)	(1,021)	(1,100)
Balance at end of period	$13,620	$12,992	$13,153
Net loan (charge-offs) recoveries:
Commercial & industrial	$31	$(713)	$(770)
Owner-occupied CRE	(11)	(52)	(60)
AG production	—	—	—
AG real estate	—	—	—
CRE investment	—	(37)	(37)
Construction & land development	—	—	—
Residential construction	(226)	—	—
Residential first mortgage	36	(82)	(80)
Residential junior mortgage	(48)	31	35
Retail & other	(215)	(168)	(188)
Total net (charge-offs) recoveries	$(433)	$(1,021)	$(1,100)
Ratios:
ALLL to total loans	0.61%	0.61%	0.61%
Net charge-offs to average loans, annualized	0.03%	0.06%	0.05%
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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $9.2 million (consisting of $5.1 million originated loans and $4.2 million acquired loans) at September 30, 2019 compared to $5.5 million at December 31, 2018 (consisting of $1.4 million originated loans and $4.1 million acquired loans). Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $10.6 million at September 30, 2019 compared to $5.9 million at December 31, 2018. OREO was $1.3 million at September 30, 2019 and $0.4 million at December 31, 2018. Nonperforming assets as a percent of total assets were 0.34% at September 30, 2019 compared to 0.19% at December 31, 2018.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $26.8 million (1.2% of loans) and $21.9 million (1.0% of loans) at September 30, 2019 and December 31, 2018, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.
Table 8: Nonperforming Assets

(in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Nonperforming loans:
Commercial & industrial	$2,279	$2,816	$5,803
Owner-occupied CRE	2,302	673	474
AG production	1,251	—	—
AG real estate	846	164	175
CRE investment	1,111	210	1,381
Construction & land development	—	80	80
Residential construction	—	1	28
Residential first mortgage	865	1,265	1,973
Residential junior mortgage	576	262	268
Retail & other	8	—	—
Total nonaccrual loans	9,238	5,471	10,182
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$9,238	$5,471	$10,182
OREO:
Commercial real estate owned	$525	$420	$505
Residential real estate owned	—	—	51
Bank property real estate owned	800	—	725
Total OREO	1,325	420	1,281
Total nonperforming assets	$10,563	$5,891	$11,463
Performing troubled debt restructurings	$459	$—	$—
Ratios:
Nonperforming loans to total loans	0.41%	0.25%	0.48%
Nonperforming assets to total loans plus OREO	0.47%	0.27%	0.53%
Nonperforming assets to total assets	0.34%	0.19%	0.38%
ALLL to nonperforming loans	147.4%	240.4%	127.6%
Deposits
Deposits represent Nicolet’s largest source of funds. The deposit composition is presented in Table 9 below.
Total deposits were $2.6 billion at September 30, 2019, $30 million or 1% lower than December 31, 2018, reflecting the usual cyclical decline. Notably, the decrease in total deposits since year-end 2018 was largely due to money market and interest-bearing demand combined (down $84 million or 7%), partially offset by growth in savings and noninterest-bearing demand accounts.
Compared to September 30, 2018, total deposits were up $62 million or 2%. Notably, the increase in total deposits since September 30, 2018 was largely due to noninterest-bearing demand accounts (up $118 million or 18%) and growth in savings accounts, partially offset by reductions in money market and interest-bearing demand (down $96 million or 8%).

Table 9: Period End Deposit Composition

	September 30, 2019		December 31, 2018		September 30, 2018
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$782,968	30%	$753,065	29%	$664,788	26%
Money market and interest-bearing demand	1,079,233	42%	1,163,369	45%	1,174,912	47%
Savings	329,122	13%	294,068	11%	291,058	12%
Time	393,124	15%	403,636	15%	391,398	15%
Total deposits	$2,584,447	100%	$2,614,138	100%	$2,522,156	100%
Brokered transaction accounts	$38,078	1%	$62,021	2%	$45,894	2%
Brokered time deposits	15,450	1%	19,130	1%	31,056	1%
Total brokered deposits	$53,528	2%	$81,151	3%	$76,950	3%
Customer transaction accounts	$2,153,245	83%	$2,148,481	82%	$2,084,864	83%
Customer time deposits	377,674	15%	384,506	15%	360,342	14%
Total customer deposits (core)	$2,530,919	98%	$2,532,987	97%	$2,445,206	97%

Lending-Related Commitments
As of September 30, 2019 and December 31, 2018, Nicolet had the following off-balance sheet lending-related commitments.
Table 10: Commitments

(in thousands)	September 30, 2019	December 31, 2018
Commitments to extend credit	$718,772	$721,098
Financial standby letters of credit	10,791	8,571
Performance standby letters of credit	9,344	7,094
Interest rate lock commitments to originate residential mortgage loans held for sale (included above in commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments and represented $100.1 million and $47.9 million, respectively, at September 30, 2019. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale represented $18.2 million and $6.0 million, respectively, at December 31, 2018. The net fair value of these interest rate lock commitments and forward commitments combined was a loss of $451,000 at September 30, 2019 compared to a gain of $162,000 at December 31, 2018.
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
Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of brokered deposits or other wholesale funding. All securities AFS and equity securities (included in other investments) are reported at fair value on the consolidated balance sheet. At September 30, 2019, approximately 32% of the $419 million securities AFS portfolio was pledged to secure public deposits and short-term borrowings, as applicable, and for other purposes as required by law. Additional funding sources at September 30, 2019, consist of a $10 million available and unused line of credit at the holding company, $175 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $185 million, and borrowing capacity in the brokered deposit market.
Cash and cash equivalents at September 30, 2019 and December 31, 2018 were $144 million and $250 million, respectively. The decrease in cash and cash equivalents since year-end 2018 was largely attributable to loan growth, a reduction in deposits, and common stock purchases, partially offset by earnings. Nicolet’s liquidity resources were sufficient as of September 30, 2019 to fund loans, accommodate deposit cycles and trends, and to meet other cash needs as necessary.
Management is committed to the parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the parent Company in light of current and projected needs, growth or strategies. The parent Company uses cash for normal expenses, debt service requirements, and when opportune, for common stock repurchases or investment in other strategic actions such as mergers or acquisitions. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the parent Company. Among others, additional cash sources available to the parent Company include its $10 million available and unused line of credit, and access to the public or private markets to issue new equity, subordinated debt or other debt. At September 30, 2019, the parent Company had $62 million in cash.
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
Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at September 30, 2019 and December 31, 2018, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 11 below. The results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.
Table 11: Interest Rate Sensitivity

	September 30, 2019	December 31, 2018
200 bps decrease in interest rates	(2.3)%	(0.6)%
100 bps decrease in interest rates	(1.2)%	—%
100 bps increase in interest rates	1.0%	(0.1)%
200 bps increase in interest rates	2.1%	—%
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
Nicolet’s intent is to maintain capital levels for the Company and the Bank at amounts in excess of the regulatory well-capitalized thresholds. At September 30, 2019, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.
Table 12: Capital

	At or for the Nine Months Ended	At or for the Year Ended
($ in thousands)	September 30, 2019	December 31, 2018
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$15,318	$22,178
Common stock repurchased during the period (full shares)	263,053	408,071
Company Risk-Based Capital:
Total risk-based capital	$360,697	$326,235
Tier 1 risk-based capital	335,093	301,125
Common equity Tier 1 capital	305,058	271,435
Total capital ratio	13.5%	12.9%
Tier 1 capital ratio	12.6%	11.9%
Common equity tier 1 capital ratio	11.4%	10.7%
Tier 1 leverage ratio	11.3%	10.4%
Bank Risk-Based Capital:
Total risk-based capital	$288,080	$274,492
Tier 1 risk-based capital	274,460	261,339
Common equity Tier 1 capital	274,460	261,339
Total capital ratio	10.8%	10.8%
Tier 1 capital ratio	10.3%	10.3%
Common equity tier 1 capital ratio	10.3%	10.3%
Tier 1 leverage ratio	9.2%	9.1%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. During the first nine months of 2019, $15.3 million was utilized to repurchase and cancel 263,053 shares of common stock pursuant to our common stock repurchase program. At September 30, 2019, there remained $24.4 million authorized under the repurchase program to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments intended to improve the financial reporting by requiring earlier recognition of credit losses on loans and certain other financial assets. Topic 326 replaces the current incurred loss impairment model (which recognizes losses when a probable threshold is met) with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The measurement of lifetime expected credit losses will be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Early application is permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company expects to adopt the new accounting standard in 2020, as required, and continues to make progress on implementing the new standard. Based on our analysis, we believe the standard may potentially have a material impact on the financial statements and we expect more volatility in the credit loss estimate over economic cycles. Nicolet estimates a 40-60% increase to its aggregate reserve levels upon adoption of the current expected credit losses standard on January 1, 2020; however, this estimate is based on current economic conditions, forecasts and our existing loan portfolio at September 30, 2019, and the estimate is likely to change between now and adoption. The Company has been running parallel assessments since the beginning of 2019, which includes expanding the loan segmentation from our current ten categories to better evaluate loans with similar loss characteristics and probabilities over the life of the loan. Results of various assumptions have been monitored and refined over the past two years toward a final adoption method.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Following are Nicolet’s monthly common stock purchases during the third quarter of 2019.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
July 1 – July 31, 2019	5,057	$63.98	1,853	604,100
August 1 – August 31, 2019	7,447	$61.99	7,447	596,700
September 1 – September 30, 2019	2,267	$67.81	—	596,700
Total	14,771	$63.57	9,300	596,700

(a)
During third quarter 2019, the Company repurchased 84 common shares for minimum tax withholding settlements on restricted stock and repurchased 5,387 common shares to satisfy the exercise price and / or tax withholding requirements of stock options, respectively. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors' authorization.

(b)
During third quarter 2019, Nicolet utilized $0.6 million to repurchase and cancel approximately 9,300 shares of common stock pursuant to our common stock repurchase program. At September 30, 2019, approximately $24.4 million remained available under this common stock repurchase program.

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
101
The following material from Nicolet’s Form 10-Q Report for the three and nine months ended September 30, 2019, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

(1) Incorporated by reference to Exhibit 2.1 in the Registrant's Current Report on Form 8-K, filed on June 27, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

October 31, 2019	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

October 31, 2019	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer