Form 10-K
period 2019-12-31
NICOLET BANKSHARES INC
filed 2020-02-28
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from…………to………….
 Commission file number 001-37700
 NICOLET BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

WISCONSIN	47-0871001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
111 North Washington Street
Green Bay, Wisconsin 54301
(920) 430-1400
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NCBS	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2019, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $505 million based on the closing sale price of $62.06 per share as reported on Nasdaq on June 30, 2019.
As of February 27, 2020 10,495,311 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K – Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders.

Nicolet Bankshares, Inc.

Forward-Looking Statements
Statements made in this Annual Report on Form 10-K and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management's plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Nicolet's control, include but are not necessarily limited to the following:

•	operating, legal and regulatory risks, including the effects of legislative or regulatory developments affecting the financial industry generally or Nicolet specifically;

•	economic, market, political and competitive forces affecting Nicolet's banking and wealth management businesses;

•	changes in interest rates, monetary policy and general economic conditions, which may impact Nicolet's net interest income;

•	potential difficulties in integrating the operations of Nicolet with future acquisition targets following any merger;

•	adoption of new accounting standards, including the effects from the adoption of the current expected credit losses (“CECL”) model on January 1, 2020, or changes in existing standards;

•	compliance or operational risks related to new products, services, ventures, or lines of business, if any, that Nicolet may pursue or implement; and

•	the risk that Nicolet's analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements. Nicolet specifically disclaims any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.
PART I
ITEM 1. BUSINESS
General
Nicolet Bankshares, Inc. (individually referred to herein as the “Parent Company” and together with all its subsidiaries collectively referred to herein as “Nicolet,” the “Company,” “we,” “us” or “our”) is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Wisconsin. At December 31, 2019, Nicolet had total assets of $3.6 billion, loans of $2.6 billion, deposits of $3.0 billion and total stockholders’ equity of $516 million. For the year ended December 31, 2019, Nicolet earned net income of $54.6 million, or $5.52 per diluted common share. For 2019, Nicolet’s return on average assets was 1.75%.
Nicolet was founded upon five core values (Be Real, Be Responsive, Be Personal, Be Memorable, and Be Entrepreneurial) which are embodied within each of our employees and create a distinct competitive positioning in the markets within which we operate. Our mission is to be the leading community bank within the communities we serve, while our vision is to optimize the long-term return to our customers and communities, employees and shareholders.
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
Nicolet conducts its primary operations through its wholly owned subsidiary, Nicolet National Bank, a commercial bank which was organized in 2000 as a national bank under the laws of the United States and opened for business, in Green Bay, Wisconsin, on November 1, 2000 (referred to herein as the “Bank”). Structurally, the Parent Company also wholly owns a registered investment advisory firm, Brookfield Investment Partners, LLC (“Brookfield”), that principally provides investment strategy and transactional services to select community banks, wholly owns a registered investment advisory firm, Nicolet Advisory Services, LLC (“Nicolet Advisory”), that conducts brokerage and financial advisory services primarily to individual consumers, and entered into a joint venture that provides for 50% ownership of the building in which Nicolet is headquartered. Structurally, the Bank wholly owns an investment subsidiary based in Nevada, a subsidiary in Green Bay that provides a web-based investment management platform for financial advisor trades and related activity, and the Bank owns 10% of UFS, LLC through its ownership of United Financial Services, Inc, a data processing services company located in Grafton, Wisconsin (collectively referred to herein as “UFS”). Other than the Bank, these subsidiaries are closely related to or incidental to the business of banking and none are individually or collectively significant to Nicolet’s financial position or results as of December 31, 2019.
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
Since its opening in late 2000, though more prominently since 2013, Nicolet has supplemented its organic growth with branch purchase and acquisition transactions. Merger and acquisition (“M&A”) activity has continued to be a source of strong growth for Nicolet. Since 2012, Nicolet has successfully completed six acquisitions. For information on recent transactions, see Note 2, “Acquisitions,” of the Notes to Consolidated Financial Statements under Part II, Item 8. In fourth quarter 2019, Nicolet completed the all-stock acquisition of Choice Bancorp Inc. (“Choice”) and its wholly-owned bank subsidiary, Choice Bank, increasing Nicolet's total assets to $3.6 billion, at December 31, 2019.
Products and Services Overview
Nicolet’s principal business is banking, consisting of lending and deposit gathering, as well as ancillary banking-related products and services, to businesses and individuals of the communities it serves, and the operational support to deliver, fund and manage such banking products and services. Additionally, trust, brokerage and other investment management services for individuals and retirement plan services for business customers are offered. Nicolet delivers its products and services principally through 39 bank branch locations, on-line banking, mobile banking and an interactive website. Nicolet’s call center also services customers.
Nicolet offers a variety of loans, deposits and related services to business customers (especially small and medium-sized businesses and professional concerns), including but not limited to: business checking and other business deposit products and cash management services, international banking services, business loans, lines of credit, commercial real estate financing, construction loans, agricultural real estate or production loans, and letters of credit, as well as retirement plan services. Similarly, Nicolet offers a variety of banking products and services to consumers, including but not limited to: residential mortgage loans and mortgage refinancing, home equity loans and lines of credit, residential construction loans, personal loans, checking, savings and money market accounts, various certificates of deposit and individual retirement accounts, safe deposit boxes, and personal brokerage, trust and fiduciary services. Nicolet also provides on-line services including commercial, retail and trust on-line banking, automated bill payment, mobile banking deposits and account access, remote deposit capture, and other services such as wire transfers, debit cards, credit cards, pre-paid gift cards, direct deposit, and official bank checks.
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

Employees and Diversity
At December 31, 2019, Nicolet had approximately 575 full-time equivalent employees. None of our employees are represented by unions.
Nicolet believes that diversity is directly linked to organizational performance and is committed to affirmative action and diversity, including women, minorities, age, personality, and life experiences, among others. In support of this, all employees complete annual diversity training, managers complete additional diversity training in management foundation training, and we expect our employees to be active in promoting diversity within the Company and communities we serve.
Market Area and Competition
The Bank is a full-service community bank, providing a full range of traditional commercial, wealth (directly and through Nicolet Advisory) and retail banking products and services throughout northeastern and central Wisconsin and in Menominee, Michigan. Nicolet markets its services to owner-managed companies, the individual owners of these businesses, and other residents of its market area, which at December 31, 2019 is through 39 branches located principally in its trade area of northeastern and central Wisconsin, and in Menominee, Michigan. Based on deposit market share data published by the FDIC as of June 30, 2019, the Bank ranks in the top three of market share for Brown, Clark, Door, Kewaunee, Taylor and Winnebago counties and in the top five for Marinette, Menominee and Oneida counties.
The financial services industry is highly competitive. Nicolet competes for loans, deposits and wealth management or financial services in all its principal markets. Nicolet competes directly with other bank and nonbank institutions located within our markets (some that may have an established customer base or name recognition), internet-based banks, out-of-market banks that advertise or otherwise serve its markets, money market and other mutual funds, brokerage houses, mortgage companies, insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current or procure new customers, obtain new loans and deposits, increase the scope and type of products or services offered, and offer competitive interest rates paid on deposits or earned on loans, as well as to deliver other aspects of banking competitively. Many of Nicolet’s competitors may enjoy competitive advantages, including greater financial resources, fewer regulatory requirements, broader geographic presence, more accessible branches or more advanced technologic delivery of products or services, more favorable pricing alternatives and lower origination or operating costs.
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
Both the scope of the laws and regulations and intensity of supervision to which Nicolet's business is subject have increased over the past decade in response to the financial crisis as well as other factors such as technological and market changes. Many of these changes have occurred as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations, most of which are now in place. Since 2018, with the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), as described below, there has been some recalibration of the post-financial crisis framework; however, Nicolet's business remains subject to extensive regulation and supervision.
EGRRCPA was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion, which could result in meaningful regulatory relief for community banks such as the Bank. Several of the reforms implemented by EGRRCPA are discussed below. In addition, the EGRRCPA includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans. Effective January 1, 2020, the EGRRCPA enacted an optional alternative Community Bank Leverage Ratio (“CBLR”), discussed in greater detail below. It is difficult at this time to predict when or how any new standards under the EGRRCPA will ultimately be applied to us or what specific impact the EGRRCPA and the yet-to-be-written implementing rules and regulations will have on community banks.
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
Dividend Restrictions. Under Federal Reserve policies, bank holding companies may pay cash dividends on common stock only out of income available over the past year if prospective earnings retention is consistent with the organization's expected future needs and financial condition and if the organization is not in danger of not meeting its minimum regulatory capital requirements. Federal Reserve policy also provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. Under Federal Reserve policy, bank holding companies are expected to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization's capital structure.
Stock Buybacks and Other Capital Redemptions. Under Federal Reserve policies and regulations, bank holding companies must seek regulatory approval prior to any redemption that would reduce the bank holding company's consolidated net worth by 10% or more, prior to the redemption of most instruments included in Tier 1 or Tier 2 capital with features permitting redemption at the option of the issuing bank holding company, or prior to the redemption of equity or other capital instruments included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization's capital base. Bank holding companies are also expected to inform the Federal Reserve reasonably in advance of a redemption or repurchase of common stock if such buyback results in a net reduction of the company's outstanding amount of common stock below the amount outstanding at the beginning of the fiscal quarter.
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
In addition to the minimum risk-based capital and leverage ratios, effective January 1, 2019 banking organizations must maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. In order to avoid those restrictions, the capital conservation buffer effectively increases the minimum well-capitalized CET1 capital, Tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Banking organizations with capital levels that fall within the buffer will be required to limit dividends, share repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments. The following table presents the risk-based and leverage capital requirements applicable to the Bank:

	Adequately Capitalized Requirement	Well-Capitalized Requirement	Well-Capitalized with Buffer
Leverage	4.0%	5.0%	5.0%
CET1	4.5%	6.5%	7.0%
Tier 1	6.0%	8.0%	8.5%
Total Capital	8.0%	10.0%	10.5%
Although capital instruments such as trust preferred securities and cumulative preferred shares are excluded from Tier 1 capital for certain larger banking organizations, Nicolet’s trust preferred securities are grandfathered as Tier 1 capital (provided they do not exceed 25% of Tier 1 capital) so long as Nicolet has less than $15 billion in total assets.
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
Effective January 1, 2020, the OCC enacted an alternative CBLR framework for qualifying institutions. Banks and bank holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than 9 percent and trading assets plus trading liabilities of 5 percent or less of total consolidated assets, are eligible to opt into the CBLR framework. A qualifying bank that elects to use the new CBLR framework will be considered to have satisfied the risk-based and leverage capital requirements for the purposes of the generally applicable capital rule and to be well-capitalized requirements for purposes of Section 38 of the Federal Deposit Insurance Act so long as bank maintains a leverage ratio of greater than 9 percent.
This new CBLR framework also includes a two-quarter grace period. This grace period applies when the bank’s leverage ratio falls below 9 percent but is greater than 8 percent. Pursuant to the grace period rules, if a qualifying bank falls below the 9 percent threshold but remains above the 8 percent floor, the bank has two quarters to either meet the qualifying criteria (leverage ratio of 9 percent or greater) or to comply with the generally applicable capital requirements. The grace period is not available if the qualifying bank’s leverage ratio falls below 9 percent as a result of a merger or acquisition.
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
As of December 31, 2019, the Bank satisfied the requirements of “well-capitalized” under the regulatory framework for prompt corrective action. See Note 16, “Regulatory Capital Requirements,” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for Nicolet and the Bank regulatory capital ratios.
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
CECL. The Financial Accounting Standards Board (“FASB”) adopted a new credit loss accounting standard applicable to all banks, savings associations, credit unions, and financial holding companies, regardless of size. This standard is effective for the Bank for our fiscal year beginning on January 1, 2020. The final rule allows for an optional three-year phase in of the day-one adverse effects on a bank’s regulatory capital. This Current Expected Credit Losses (“CECL”) standard requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as an allowance for loan losses.

The CECL rules change the current “incurred losses” method of providing Allowances for Loan and Lease Losses (“ALLL”), which we expect may require us to increase our allowance for loan losses, and to greatly increase the data we would need to collect and review to determine the appropriate level of the ALLL. Under CECL, the allowance for credit losses is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. CECL requires an allowance to be created upon the origination or acquisition of a financial asset measured at amortized cost, which may significantly impact the cost of M&A activity in the future. Any increase in our ALLL, or expenses incurred to determine the appropriate level of the ALLL, may have a material adverse effect on our financial condition and results of operations. For additional discussion of CECL, see section “Future Accounting Pronouncements” within “Management's Discussion and Analysis of Financial Condition and Results of Operation,” under Part II, Item 7.
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

At December 31, 2019 the Bank’s commercial real estate lending levels are below the guidance levels noted above.
Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act (“FIRREA”) expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be over $1.9 million per day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years.
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements. The Bank received an “outstanding” CRA rating in its most recent evaluation.
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
USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act") requires each financial institution to: (i) establish an anti-money laundering program; and (ii) establish due diligence policies, procedures and controls with respect to its private and correspondent banking accounts involving foreign individuals and certain foreign banks. In addition, the USA PATRIOT Act encourages cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.
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
UDAP and UDAAP. Bank regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act—the primary federal law that prohibits “unfair or deceptive acts or practices” and unfair methods of competition in or affecting commerce (“UDAP” or “FTC Act”). “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices” (“UDAAP”). The CFPB has brought a variety of enforcement actions for violations of UDAAP provisions and CFPB guidance continues to evolve.
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
The introduction of CECL will likely have an adverse effect on our regulatory capital. Under CECL, we will be required to increase our ALLL, particularly upon acquisition of any financial institutions. We are required to greatly increase the type of data we need to collect in order to comply with CECL. Accordingly, expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.
In addition, the market value of the real estate securing our loans as collateral could be adversely affected by the economy and unfavorable changes in economic conditions in our market areas. As of December 31, 2019, approximately 40% of our loans were secured by commercial-based real estate, 2% of loans were secured by agriculture-based real estate, and 24% of our loans were secured by residential real estate. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by adverse market and economic conditions, including another downturn in the real estate market, in our markets could adversely affect the value of our assets, results of operations, and financial condition.
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
The laws and regulations applicable to the banking industry have changed and are likely to continue to change, and we cannot predict the effects of these changes on our business and profitability. Some or all of the changes, including the rule-making authority granted to the CFPB, may result in greater reporting requirements, assessment fees, operational restrictions, capital requirements, and other regulatory burdens for us, and many of our competitors that are not banks or bank holding companies may remain free from such limitations. This could affect our ability to attract and retain depositors, to offer competitive products and services, and to expand our business. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect our ability to operate profitably.
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
Nicolet may be required to transition from the use of LIBOR interest rate index in the future.
Certain of our trust preferred securities, loans, and investment securities are currently indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected.
Nicolet faces significant operational risk, including risk of loss related to cybersecurity breaches, due to the financial services industry’s increased reliance on technology.
We rely heavily on communications and information systems to conduct our business, and we rely on third party vendors to provide key components of these systems, including our core application processing. Any failure, interruption or breach in security of these systems could result in failures or disruptions in customer relationship management, general ledger, deposit, loan functionality and the effective operation of other systems. We rely on third parties to compile, process or store computer systems, company data and infrastructure, and such information may be vulnerable to attack by hackers or unauthorized access. While we have policies and procedures designed to prevent or limit the effect of a failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, damage vendor relationships, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
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
As a financial institution, we are also susceptible to fraudulent activity that may be committed against us, our third party vendors, or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our clients' information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. These risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications.
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
The banking business is highly competitive, and we experience strong competition from many other financial institutions, as well as financial technology companies (“fintechs”). We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other financial institutions that operate in our primary market areas and elsewhere. Because technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, we also compete with fintechs seeking to disrupt conventional banking markets. In particular, the activity of fintechs has grown significantly over recent years and is expected to continue to grow. Fintechs have and may continue to offer bank or bank-like products and a number of fintechs have applied for bank or industrial loan charters. In addition, other fintechs have partnered with existing banks to allow them to offer deposit products to their customers.
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
Our directors and executive officers, as a group, beneficially owned approximately 14% of our fully diluted issued and outstanding common stock as of December 31, 2019. As a result of their ownership, our directors and executive officers have the ability, if they voted their shares in concert, to influence the outcome of matters submitted to our shareholders for approval, including the election of directors.
Holders of Nicolet’s subordinated debentures have rights that are senior to those of its common shareholders.
We have supported our continued growth by issuing trust preferred securities and accompanying junior subordinated debentures and by assuming the trust preferred securities and accompanying junior subordinated debentures issued by companies we have acquired. As of December 31, 2019, we had outstanding trust preferred securities and associated junior subordinated debentures with an aggregate par principal amount of approximately $37.1 million and $38.2 million, respectively.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The corporate headquarters of both the Parent Company and the Bank are located at 111 North Washington Street, Green Bay, Wisconsin. At year-end 2019, including the main office, the Bank operated 39 bank branch locations, 30 of which are owned and nine that are leased. In addition, Nicolet owns or leases other real property that, when considered in aggregate, is not significant to its financial position. Most of the offices are free-standing, newer buildings that provide adequate access, customer parking, and drive-through and/or ATM services. The properties are in good condition and considered adequate for present and near term requirements. None of the owned properties are subject to a mortgage or similar encumbrance.
Two of the leased locations involve directors, executive officers, or direct relatives of a director or executive officer, each with lease terms that management considers arms-length. For additional disclosure, see Note 14, “Related Party Transactions,” of the Notes to Consolidated Financial Statements under Part II, Item 8.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Nicolet registered its common stock under Section 12(b) of the Exchange Act on February 24, 2016, in connection with listing on the Nasdaq Capital Market, and trades under the symbol “NCBS”. As of February 27, 2020, Nicolet had approximately 2,500 shareholders of record.
Nicolet has not paid dividends on its common stock since its inception in 2000. Any cash dividends paid by Nicolet on its common stock must comply with applicable Federal Reserve policies described further in “Business—Regulation of Nicolet—Dividend Restrictions.” The Bank is also subject to regulatory restrictions on the amount of dividends it is permitted to pay to Nicolet as further described in “Business—Regulation of the Bank – Payment of Dividends” and in Note 16, “Regulatory Capital Requirements,” in the Notes to Consolidated Financial Statements under Part II, Item 8.
Following are Nicolet’s monthly common stock purchases during the fourth quarter of 2019.

Period:	Total Number of Shares Purchased (#) (a) (b)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (#) (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (#) (a) (b)
October 1 – October 31, 2019	—	$—	—	596,700
November 1– November 30, 2019	113,734	$70.47	40,228	556,500
December 1 – December 31, 2019	9,729	$73.39	7,500	549,000
Total	123,463	$70.70	47,728	549,000
(a) During fourth quarter 2019, the Company repurchased 3,051 shares for minimum tax withholding settlements on restricted stock and repurchased 72,684 shares to satisfy the exercise price and/or tax withholding requirements of stock options, respectively. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors’ authorization.
(b) During 2014 the board of directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $86 million to repurchase up to 1,975,000 shares of outstanding common stock. The common stock repurchase program has no expiration date. During fourth quarter 2019, Nicolet spent $8.7 million to repurchase and cancel 47,728 shares at a weighted average price of $70.70 per share, bringing the life-to-date cumulative totals to $65.0 million to repurchase and cancel 1.4 million shares at a weighted average price of $45.59 per share. At December 31, 2019, approximately $21.0 million remained available to repurchase common shares.
Performance Graph
The following graph shows the cumulative stockholder return on our common stock compared with the KBW NASDAQ Bank Index and the S&P 500 Index for the period of December 31, 2014 to December 31, 2019. The graph assumes the value of the investment in the Company's common stock and in each index was $100 on December 31, 2014. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.

Total Return Performance
Nicolet Bankshares, Inc.
S&P 500 Index
KBW NASDAQ Bank Index
Index Value
300
250
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Period Ending
Index	2014	2015	2016	2017	2018	2019
Nicolet Bankshares, Inc.	$100.00	$127.16	$190.76	$218.96	$195.20	$295.40
S&P 500 Index	100.00	101.38	113.51	138.29	132.33	173.86
KBW Nasdaq Bank Index	100.00	100.49	129.14	153.15	126.02	171.55
Source: S&P Global Market Intelligence
ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data presented as of December 31, 2019 and 2018 and for each of the years in the three-year period ended December 31, 2019 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data for all other periods shown is derived from audited consolidated financial statements that are not required to be included in this report.

EARNINGS SUMMARY AND SELECTED FINANCIAL DATA

	At and for the years ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Results of operations:
Interest income	$138,588	$125,537	$109,253	$75,467	$48,597
Interest expense	22,510	18,889	10,511	7,334	7,213
Net interest income	116,078	106,648	98,742	68,133	41,384
Provision for loan losses	1,200	1,600	2,325	1,800	1,800
Net interest income after provision for loan losses	114,878	105,048	96,417	66,333	39,584
Noninterest income	53,367	39,509	34,639	26,674	17,708
Noninterest expense	96,799	89,758	81,356	64,942	39,648
Income before income tax expense	71,446	54,799	49,700	28,065	17,644
Income tax expense	16,458	13,446	16,267	9,371	6,089
Net income	54,988	41,353	33,433	18,694	11,555
Net income attributable to noncontrolling interest	347	317	283	232	127
Net income attributable to Nicolet Bankshares, Inc.	54,641	41,036	33,150	18,462	11,428
Preferred stock dividends	—	—	—	633	212
Net income available to common shareholders	$54,641	$41,036	$33,150	$17,829	$11,216
Earnings per common share:
Basic	$5.71	$4.26	$3.51	$2.49	$2.80
Diluted	$5.52	$4.12	$3.33	$2.37	$2.57
Common shares:
Basic weighted average	9,562	9,640	9,440	7,158	4,004
Diluted weighted average	9,900	9,956	9,958	7,514	4,362
Outstanding	10,588	9,495	9,818	8,553	4,154
Year-End Balances:
Loans	$2,573,751	$2,166,181	$2,087,925	$1,568,907	$877,061
Allowance for loan losses ("ALLL")	13,972	13,153	12,653	11,820	10,307
Securities available for sale, at fair value	449,302	400,144	405,153	365,287	172,596
Goodwill and other intangibles, net	165,967	124,307	128,406	87,938	3,793
Total assets	3,577,260	3,096,535	2,932,433	2,300,879	1,214,439
Deposits	2,954,453	2,614,138	2,471,064	1,969,986	1,056,417
Short-term and long-term borrowings	67,629	77,305	78,046	37,617	39,788
Common equity	516,262	386,609	364,178	275,947	97,301
Stockholders’ equity	516,262	386,609	364,178	275,947	109,501
Book value per common share	$48.76	$40.72	$37.09	$32.26	$23.42
Tangible book value per common share *	$33.08	$27.62	$24.01	$21.98	$22.51
Average Balances:
Loans	$2,257,033	$2,127,470	$1,899,225	$1,346,304	$883,904
Interest-earning assets	2,794,641	2,671,560	2,351,451	1,723,600	1,083,967
Goodwill and other intangibles, net	129,112	126,284	115,447	61,588	4,287
Total assets	3,126,535	2,977,457	2,648,754	1,934,770	1,185,921
Deposits	2,598,271	2,508,952	2,228,408	1,641,894	1,021,155
Interest-bearing liabilities	1,939,639	1,951,846	1,750,099	1,307,471	851,957
Common equity	423,952	371,635	332,897	217,432	90,787
Stockholders’ equity	423,952	371,635	332,897	226,265	112,012
Financial Ratios:
Return on average assets	1.75%	1.38%	1.25%	0.95%	0.96%
Return on average equity	12.89	11.04	9.96	8.16	10.20
Return on average common equity	12.89	11.04	9.96	8.20	12.35
Return on average tangible common equity *	18.53	16.73	15.24	11.44	12.97
Average equity to average assets	13.56	12.48	12.57	11.69	9.45
Net interest margin	4.19	4.04	4.30	4.01	3.88
Stockholders’ equity to assets	14.43	12.49	12.42	11.99	9.02
Tangible common equity to tangible assets *	10.27	8.83	8.41	8.50	7.72
Net loan charge-offs to average loans	0.02	0.05	0.08	0.02	0.09
Nonperforming loans to total loans	0.55	0.25	0.63	1.29	0.40
Nonperforming assets to total assets	0.42	0.19	0.49	0.97	0.32
Allowance for loan losses to loans	0.54	0.61	0.61	0.75	1.18
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
Evaluation of financial performance and certain balance sheet line items between 2019 and 2018 was impacted to a modest degree by the timing and size of Nicolet's 2019 acquisition of Choice Bancorp, Inc. (“Choice”). The inclusion of the Choice balance sheet (at 12% of Nicolet's then pre-merger asset size) and operational results for nearly two months in 2019 and nothing in 2018, explains a portion of the increase in certain period end balances, average balances and income statement line items between 2019 and 2018. At consummation in November 2019, Choice added $457 million in assets, loans of $348 million, deposits of $289 million, core deposit intangible of $1.7 million, and goodwill of $45 million, for a total purchase price that included $79.8 million of common equity (or 1.2 million shares) and $1.7 million of cash.
Similarly, the evaluation of financial performance and average balances between 2018 and 2017 was generally impacted, though to a modest degree, from the timing and size of Nicolet’s 2017 acquisition.  The inclusion of the First Menasha Bancshares, Inc. (“First Menasha”) balance sheet (at about 20% of Nicolet’s then pre-merger asset size) and operational results for 12 months in 2018 and 8 months in 2017, explains a portion of the increase in certain average balances and income statement line items between 2018 and 2017. At consummation in April 2017, First Menasha added $480 million in assets, loans of $351 million, deposits of $375 million, core deposit intangible of $4 million and goodwill of $41 million, for a total purchase price that included $62 million of common equity (or 1.3 million shares) and $19 million of cash. Additionally, the tax expense comparison between 2018 and 2017 was impacted by the Tax Cuts and Jobs Act passed on December 22, 2017, with 2018 tax expense favorably affected by the lower corporate tax rate (from 35% to 21%, effective January 1, 2018), and 2017 tax expense unfavorably affected by $0.9 million related to write-downs associated with the impact of the new tax law on deferred tax assets and investment securities.
The detailed financial discussion that follows focuses on 2019 results compared to 2018. See “2018 Compared to 2017” for the summary comparing 2018 and 2017 results. Some tabular information is shown for trends of three years or for five years as required under SEC regulations.
Overview
Nicolet provides a diversified range of traditional commercial and retail banking services, as well as wealth management services, to individuals, business owners, and businesses in its market area primarily through, as of year-end 2019, the 39 bank branch offices of its banking subsidiary, located in northeast and central Wisconsin and Menominee, Michigan.
In 2019, Nicolet delivered on growth, profitability and capital management, as well as maintained sound asset quality.  At December 31, 2019, Nicolet had total assets of $3.6 billion, loans of $2.6 billion, deposits of $3.0 billion and stockholders’ equity of $516 million, representing increases over December 31, 2018 of 16%, 19%, 13% and 34%, in assets, loans, deposits and total equity, respectively, largely due to the Choice acquisition. Excluding Choice balances at acquisition (noted above), loans increased 3% organically and deposits increased 2% since December 31, 2018, reflective of the growth in Nicolet's markets. On average for 2019, loans of $2.3 billion were 6% stronger than 2018 (or up 4% excluding the acquisition) and deposits of $2.6 billion were 4% higher than 2018 (or up 2% excluding the acquisition).  Nicolet has used acquisitions as part of its growth strategy over the past few years and has successfully integrated and realized cost efficiencies related to scale quickly after each acquisition. Asset quality remained sound, with net charge-offs to average loans of 0.02% for 2019 (0.05% for 2018) and nonperforming assets to assets of 0.42% at December 31, 2019 (up slightly from 0.19% at year-end 2018). Nicolet repurchased nearly 310,800 shares of common stock for $18.7 million in 2019 under its common stock repurchase program.  At December 31, 2019 there remained $21.0 million authorized under the repurchase program, as modified, which Nicolet may from time to time repurchase shares in the open market or through block transactions as market conditions warrant or in private transactions as an alternative use of capital. With total stockholders’ equity to assets of 14.43% at year-end 2019 (largely from common stock issued in the 2019 acquisition and earnings exceeding stock repurchases for the year), Nicolet has capacity to act on targets of interest in relevant or growth markets that provide a path to or support our position as the lead-local community bank.
For 2019, net income attributable to Nicolet was $54.6 million (33% higher than 2018), and return on average assets was 1.75% (compared to 1.38% for 2018). Diluted earnings per common share for 2019 was $5.52 (34% higher than 2018), with only minimal impact to 2019 earnings or diluted average shares from the Choice acquisition given the size and late timing. During second quarter 2019, net income favorably included $5.4 million (or $0.55 of diluted earnings per share) related to two one-time actions combined, the sale of 80% of Nicolet's equity investment in a data processing entity ($7.4 million after-tax gain) and $2.75 million retirement-related compensation declared to benefit all employees after that sale ($2.0 million after-tax cost), impacting the 2019 year comparisons. Excluding these second quarter actions, 2019 net income would be $49.2 million (20% over 2018), return on average assets would be 1.58% and diluted earnings per share would be $4.98 (or 21% over 2018).

Net income before taxes was $71.4 million ($16.6 million or 30% higher than 2018), on overall stronger revenues (including the one-time gain noted above), lower provision for loan losses and controlled expenses. Net interest income increased $9.4 million or 9% over 2018, as we exercised discipline in the challenging rate environment of 2019. Interest income grew $13.1 million (overcoming $0.9 million lower aggregate discount income on purchased loans), aided by a 5% increase in average interest-earning assets and the elevated rate environment particularly on new, renewed and variable rate loans through the first half of 2019, before rates declined during the second half. Interest expense increased $3.6 million, primarily due to the initially rising rates on a relatively unchanged funding base. The provision for loan losses was $1.2 million for 2019 (exceeding $0.4 million of net charge-offs, representing 0.02% of average loans), lower than $1.6 million for 2018 (exceeding $1.1 million of net charge-offs). Noninterest income, excluding net asset gains, increased $7.1 million (19% over 2018), most notably in net mortgage income (up $5.5 million or 87% on significantly higher volumes), trust and brokerage fees combined (up $0.8 million or 6%), and card interchange income (up $0.8 million or 15%), benefiting from increased business and activity. Noninterest expense increased $7.0 million or 8%, mostly due to the continued investment in people and improvements. Personnel expense increased (up $5.0 million or 10% over 2018, including the one-time compensation action noted above), largely due to merit increases on a minimally changed workforce (with average full-time equivalent employees up 1% between the years), and higher cash and equity incentives supporting strong performance. Non-personnel expenses also increased on a combined basis (up $2.1 million or 5%), mostly due to volume-based processing costs partially offset by process efficiencies, as well as a $0.7 million lease termination charge on a branch closure related to the Choice acquisition and $0.8 million full write-off of non-bank goodwill given a recent change in strategy. Tax expense increased (up $3.0 million or 22% versus 2018), partly due to 30% higher pre-tax earnings. The 2019 effective tax rate was 23.0%, due mostly to the tax treatment of the partial sale of the equity investment in a data processing entity noted above.
For 2020, Nicolet’s focus will be on driving growth in core earnings through our expanded customer base. Our objective is to achieve solid organic growth in loans, deposits, wealth management services and other revenue lines within all our markets, in a cost-effective, profitable manner to sustain a healthy return on average assets. Acquisition-related growth remains a key and actively-pursued goal, and we are well-positioned to capitalize on the opportunities in bank consolidations. That said, when evaluating transactions, quantitative and qualitative factors need to make sense in combination with each other, including but not limited to the economics of the transaction, cultural and strategic fit, geographic and business line relevance, and current or potential talent. Additional resources are planned in 2020 for digital innovation (to enhance customer experiences), for personnel expenses (in support of deepening talent and leadership in light of growth and succession needs, as well as a new commercial team in our Wausau market), and for capital investment related to a 2020 branch renovation and other infrastructure (to further gain operating leverage).  While Nicolet believes delivering strong earnings, return on assets, and disciplined capital management aligned with growth will provide upward pressure on our common stock performance throughout the year, the 2020 political and economic enivronment are expected to be choppy and provide uncertainty.
INCOME STATEMENT ANALYSIS
Net Interest Income
Net interest income in the consolidated statements of income (which excludes any tax-equivalent adjustment) was $116.1 million in 2019, up $9.4 million or 9% compared to $106.6 million in 2018, on disciplined rate management in a lower interest rate environment and overcoming $0.9 million lower aggregate discount income. Tax-equivalent adjustments (adjustments to bring tax-exempt interest to a level that would yield the same after-tax income had that been subject to a 21% tax rate) were $1.0 million for 2019 and $1.2 million for 2018, resulting in tax-equivalent net interest income of $117.1 million for 2019 and $107.8 million for 2018.
Tax-equivalent net interest income is a non-GAAP measure, but is a preferred industry measurement of net interest income (and is used in calculating a net interest margin) as it enhances the comparability of net interest income arising from taxable and tax-exempt sources.
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

Table 1: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	Years Ended December 31,
(in thousands)	2019			2018			2017
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Loans, including loan fees (1)(2)	$2,257,033	$125,715	5.57%	$2,127,470	$114,140	5.37%	$1,899,225	$100,905	5.31%
Investment securities:
Taxable	276,742	7,584	2.74%	261,107	6,068	2.32%	238,433	4,728	1.98%
Tax-exempt (2)	132,419	2,927	2.21%	149,900	3,259	2.17%	160,328	4,365	2.72%
Other interest-earning assets	128,447	3,405	2.65%	133,083	3,220	2.42%	53,465	1,624	3.04%
Total non-loan earning assets	537,608	13,916	2.59%	544,090	12,547	2.31%	452,226	10,717	2.37%
Total interest-earning assets	2,794,641	$139,631	5.00%	2,671,560	$126,687	4.74%	2,351,451	$111,622	4.75%
Other assets, net	331,894			305,897			297,303
Total assets	$3,126,535			$2,977,457			$2,648,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$318,525	$1,528	0.48%	$285,777	$1,181	0.41%	$254,961	$405	0.16%
Interest-bearing demand	486,139	4,852	1.00%	524,924	4,530	0.86%	432,513	2,408	0.56%
Money market accounts (“MMA”)	582,646	3,676	0.63%	634,947	3,926	0.62%	583,708	1,781	0.31%
Core time deposits	402,141	8,136	2.02%	337,100	5,266	1.56%	292,084	2,323	0.80%
Brokered deposits	75,159	773	1.03%	91,379	517	0.57%	119,234	769	0.65%
Total interest-bearing deposits	1,864,610	18,965	1.02%	1,874,127	15,420	0.82%	1,682,500	7,686	0.46%
Other interest-bearing liabilities	75,029	3,545	4.72%	77,719	3,469	4.46%	67,599	2,825	4.18%
Total interest-bearing liabilities	1,939,639	22,510	1.16%	1,951,846	18,889	0.97%	1,750,099	10,511	0.60%
Noninterest-bearing demand	733,661			634,825			545,908
Other liabilities	29,283			19,151			19,850
Stockholders’ equity	423,952			371,635			332,897
Total liabilities and stockholders’ equity	$3,126,535			$2,977,457			$2,648,754
Tax-equivalent net interest income and rate spread		$117,121	3.84%		$107,798	3.77%		$101,111	4.15%
Tax-equivalent adjustment and net free funds		1,043	0.35%		1,150	0.27%		2,369	0.15%
Net interest income and net interest margin		$116,078	4.19%		$106,648	4.04%		$98,742	4.30%

(1)	Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.

(2)
The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% for 2019 and 2018, and 35% for 2017, and adjusted for the disallowance of interest expense.

Table 2: Volume/Rate Variance - Tax-Equivalent Basis

(in thousands)	2019 Compared to 2018 Increase (Decrease) Due to Changes in			2018 Compared to 2017 Increase (Decrease) Due to Changes in
	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Loans (2) (3)	$7,347	$4,228	$11,575	$12,551	$684	$13,235
Investment securities:
Taxable	638	878	1,516	991	349	1,340
Tax-exempt (3)	(385)	53	(332)	(272)	(834)	(1,106)
Other interest-earning assets	(33)	218	185	1,480	116	1,596
Total non-loan earning assets	220	1,149	1,369	2,199	(369)	1,830
Total interest-earning assets	$7,567	$5,377	$12,944	$14,750	$315	$15,065

Interest-bearing liabilities
Savings	$145	$202	$347	$54	$722	$776
Interest-bearing demand	(352)	674	322	594	1,528	2,122
MMA	(329)	79	(250)	168	1,977	2,145
Core time deposits	1,134	1,736	2,870	406	2,537	2,943
Brokered deposits	(105)	361	256	(165)	(87)	(252)
Total interest-bearing deposits	493	3,052	3,545	1,057	6,677	7,734
Other interest-bearing liabilities	(32)	108	76	298	346	644
Total interest-bearing liabilities	461	3,160	3,621	1,355	7,023	8,378
Net interest income	$7,106	$2,217	$9,323	$13,395	$(6,708)	$6,687

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.

(2)	Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.

(3)
The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% for 2019 and 2018, and 35% for 2017, and adjusted for the disallowance of interest expense.

Table 3: Interest Rate Spread, Margin and Average Balance Mix - Tax-Equivalent Basis

	Years Ended December 31,
(in thousands)	2019 Average			2018 Average			2017 Average
	Balance	% of Earning Assets	Yield/Rate	Balance	% of Earning Assets	Yield/Rate	Balance	% of Earning Assets	Yield/Rate
Loans	$2,257,033	81%	5.57%	$2,127,470	80%	5.37%	$1,899,225	81%	5.31%
Non-loan earning assets	537,608	19%	2.59%	544,090	20%	2.31%	452,226	19%	2.37%
Total interest-earning assets	$2,794,641	100%	5.00%	$2,671,560	100%	4.74%	$2,351,451	100%	4.75%

Interest-bearing liabilities	$1,939,639	69%	1.16%	$1,951,846	73%	0.97%	$1,750,099	74%	0.60%
Noninterest-bearing funds, net	855,002	31%		719,714	27%		601,352	26%
Total funds sources	$2,794,641	100%	0.84%	$2,671,560	100%	0.73%	$2,351,451	100%	0.47%
Interest rate spread			3.84%			3.77%			4.15%
Contribution from net free funds			0.35%			0.27%			0.15%
Net interest margin			4.19%			4.04%			4.30%
Comparison of 2019 versus 2018
The interest rate environment in 2019 presented unique challenges. We saw the Federal Reserve shift policy full circle and managed customer expectations of a rising rate environment with the new reality of falling rates. The Federal Reserve raised short-term interest rates by 25 bps in three moves in 2017 and four moves in 2018 (up 175 bps total) to 2.50% at December 31, 2018, then reduced rates by 75 bps in three moves during the second half of 2019 to 1.75% at December 31, 2019. These changes impacted the rate earned or paid on short-term assets and shorter-term borrowings, but have not proportionately influenced rates further out on the yield curve; hence, contributing to the flattening yield curve over the two years with periods of an inverted yield curve in 2019.

Tax-equivalent net interest income was $117.1 million for 2019, up $9.3 million or 9%, compared to 2018, on disciplined rate management in a more challenging interest rate environment and overcoming $0.9 million lower aggregate discount income. The $9.3 million increase included $7.1 million from net favorable volume and mix variances and $2.2 million from favorable rate variances. Tax-equivalent interest income on earning assets increased $12.9 million between the years, mostly due to $11.6 million more interest from loans ($7.3 million from greater volume and $4.2 million from rates, despite lower aggregate discount income). Interest expense increased $3.6 million, led by $3.1 million higher interest from net unfavorable rate variances on deposits, mostly time deposits due to the gradual ramp up of rates in 2018, followed by the late 2019 drop in rates.
The interest rate spread increased 7 bps between the periods, due to the increase in the interest-earning asset yield (up 26 bps to 5.00% for 2019), exceeding the rise in the cost of funds (up 19 bps to 1.16% for 2019). The contribution from net free funds increased 8 bps due to stronger net free fund balances (led by a 16% increase in average noninterest-bearing demand deposits) and the higher cost of funds. As a result, the net interest margin was 4.19% for 2019, up 15 bps versus 2018.
Average interest-earning assets were $2.8 billion for 2019, $123 million or 5% higher than 2018, mostly due to loan growth. The change in average interest-earning assets included a $130 million increase in average loans (up 6% to $2.3 billion, roughly 4% organic and 2% acquisition growth), net of a slight reduction in other interest-earning assets. The mix of average interest-earning assets shifted favorably to higher yielding loans (from 80% in 2018 to 81% in 2019), from lower yielding other interest-earning assets (from 5% in 2018 to 4% in 2019), while investments held steady at 15% for both years.
Tax-equivalent interest income was $140 million, up $13 million or 10% over 2018, and the related interest-earning asset yield increased 26 bps to 5.00%. Interest income on loans increased $12 million or 10% over 2018, despite $0.9 million lower aggregate discount accretion income between the years (predominantly attributable to aging discounts on purchased loans, offset partly by higher recovered discount income on resolved purchased credit impaired loans). The 2019 loan yield was 5.57%, up 20 bps over 2018 (which, if excluding the aggregate discount accretion income from both years, would have increased 27 bps), as improved yields on new, renewed, and variable rate loans in the initially higher rate environment more than offset the lower aggregate discount income. Between the years, interest income on non-loan earning assets combined increased $1 million or 11%, while the related yield increased 28 bps to 2.59%, due mostly to the higher rate on cash levels, as well as higher yields on new investments added in the higher rate environment.
Average interest-bearing liabilities were $1.9 billion for 2019, minimally changed from 2018 (down less than 1%). The mix of average interest-bearing liabilities was 92% core deposits, 4% brokered deposits, and 4% other funding for 2019, compared to 91% core deposits, 5% brokered deposits, and 4% other funding in 2018. Average core interest-bearing deposits were relatively level at $1.8 billion between the years; however, there was a shift from interest-bearing demand and money market (down $91 million combined) to core time deposits and savings (up $98 million combined). In addition, noninterest-bearing demand deposits grew $99 million or 16%, aiding the net free funds position. With the growth in total core average deposits, higher costing brokered deposits were reduced.
Interest expense was $23 million for 2019, up $4 million or 19% over 2018, and the related cost of funds increased 19 bps to 1.16%, driven predominantly by the cost, mix and volume of deposits. Interest expense on deposits increased $4 million over 2018 and the average cost of interest-bearing deposits increased 20 bps to 1.02%, influenced by the larger proportion of core time deposits as well as increases in select deposit rates from general rate pressures of the higher interest rate environment through 2018 into the first half of 2019.
Provision for Loan Losses
The provision for loan losses in 2019 was $1.2 million, exceeding $0.4 million of net charge-offs. Comparatively, 2018 provision for loan losses and net charge-offs were $1.6 million and $1.1 million, respectively. At December 31, 2019, the ALLL was $14.0 million or 0.54% of loans compared to $13.2 million or 0.61% of loans at December 31, 2018.
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

Noninterest Income
Table 4: Noninterest Income

(in thousands)	Years Ended December 31,			Change From Prior Year
	2019	2018	2017	$ Change 2019	% Change 2019	$ Change 2018	% Change 2018
Trust services fee income	$6,227	$6,498	$6,031	$(271)	(4)%	$467	8%
Brokerage fee income	8,115	7,042	5,736	1,073	15%	1,306	23%
Mortgage income, net	11,878	6,344	5,361	5,534	87%	983	18%
Service charges on deposit accounts	4,824	4,845	4,604	(21)	—%	241	5%
Card interchange income	6,498	5,665	4,646	833	15%	1,019	22%
Bank owned life insurance (“BOLI”) income	2,369	2,418	1,778	(49)	(2)%	640	36%
Other income	5,559	5,528	4,454	31	1%	1,074	24%
Noninterest income without net gains	45,470	38,340	32,610	7,130	19%	5,730	18%
Asset gains (losses), net	7,897	1,169	2,029	6,728	N/M	(860)	N/M
Total noninterest income	$53,367	$39,509	$34,639	$13,858	35%	$4,870	14%
Trust services fee income & Brokerage fee income combined	$14,342	$13,540	$11,767	$802	6%	$1,773	15%
N/M means not meaningful.
Comparison of 2019 versus 2018
Noninterest income grew $13.9 million or 35% over 2018, mostly due to the $7.4 million gain on the equity investment sale in second quarter 2019 previously noted in the “Overview” section. Noninterest income excluding net asset gains increased $7.1 million or 19% between 2019 and 2018. Notable contributions to the change in noninterest income were:

•
Trust services fee income and brokerage fee income combined were $14.3 million for 2019, up $0.8 million or 6% from 2018, consistent with the growth in assets under management and including the migration of some trust accounts into brokerage accounts.

•
Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees, fair value marks on the mortgage interest rate lock commitments and forward commitments, offsetting MSR amortization, MSR valuation changes if any, and to a smaller degree some related income. Net mortgage income was $11.9 million for 2019, up $5.5 million or 87% over 2018, predominantly from higher gains on sale (including 76% more volume sold into the secondary market, aided by the current refinance boom and better pricing), higher MSR gains (reflective of greater volume), and increased net servicing fees on the growing portfolio of mortgage loans serviced for others, partially offset by unfavorable changes in the fair value of the mortgage-related derivatives. See also “Off-Balance Sheet Arrangements, Lending-Related Commitments and Contractual Obligations.”

•
Service charges on deposit accounts were minimally changed at $4.8 million for both 2019 and 2018. The change in the deposit base had minimal impact on service charges since most of the deposit growth of 2019 occurred in time deposits and the increase in the earnings credit rate in mid-2018 available to business transaction accounts mostly offset the charges that would have been earned on higher balances.

•	Card interchange income grew $0.8 million or 15% to $6.5 million in 2019 due to higher volume and activity.

•
BOLI income was minimally changed at $2.4 million for both years, attributable to the difference in BOLI death benefits received in each year (down $0.2 million), offset by income on the higher average balances largely from $5 million new BOLI purchased in mid-2019 and $6 million BOLI from the November 2019 acquisition.

•
Other income of $5.6 million was up slightly (1%) over 2018, as the fee earned on a customer loan interest rate swap in 2019 was substantially offset by lower income from the smaller equity interest in UFS, LLC given the previously noted sale.

•
The $7.9 million net asset gains in 2019 were comprised primarily of the $7.4 million gain on the equity investment sale in second quarter 2019 and $1.1 million of favorable fair value marks on equity securities, partially offset by losses of $0.6 million on the disposal and write-down of fixed assets, OREO, and an other investment. Net asset gains in 2018 of $1.2 million were primarily attributable to net gains on the sale of OREO and other assets. Additional information on the net gains is also included in Note 15, “Asset Gains (Losses), Net,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Noninterest Expense
Table 5: Noninterest Expense

($ in thousands)	Years Ended December 31,			Change From Prior Year
	2019	2018	2017	Change 2019	% Change 2019	Change 2018	% Change 2018
Personnel	$54,437	$49,476	$44,458	$4,961	10%	$5,018	11%
Occupancy, equipment and office	14,788	14,574	13,308	214	1%	1,266	10%
Business development and marketing	5,685	5,324	4,700	361	7%	624	13%
Data processing	9,950	9,514	8,715	436	5%	799	9%
Intangibles amortization	3,872	4,389	4,695	(517)	(12)%	(306)	(7)%
Other expense	8,067	6,481	5,480	1,586	24%	1,001	18%
Total noninterest expense	$96,799	$89,758	$81,356	$7,041	8%	$8,402	10%
Non-personnel expenses	$42,362	$40,282	$36,898	$2,080	5%	$3,384	9%
Average full-time equivalent employees	560	553	522	7	1%	31	6%
Comparison of 2019 versus 2018
Noninterest expense was $96.8 million, an increase of $7.0 million or 8% over 2018. Personnel costs increased $5.0 million, and non-personnel expenses combined increased $2.1 million over 2018. Notable contributions to the change in noninterest expense were:

•
Personnel expense (including salaries, brokerage variable pay, overtime, cash and equity incentives, and employee benefit and payroll-related expenses) was $54.4 million for 2019, up $5.0 million or 10% over 2018. As previously noted in the “Overview” section, $2.75 million of the increase in personnel expense was attributable to retirement-related compensation actions in second quarter 2019, including a discretionary profit sharing contribution of $1.05 million to the 401k plan and a $1.7 million contribution to the nonqualified deferred compensation plan. Consistent with our philosophy of aligning outcomes to customers, shareholders, and employees, the board approved these retirement-related compensation actions to benefit all employees following the recognition of the gain on the equity investment sale as previously noted. Personnel expense, excluding the $2.75 million, increased 4% over 2018, impacted by merit increases between the years (though on a minimally changed workforce, with average full-time equivalents up 1%), as well as higher cash and equity incentives.

•
Occupancy, equipment and office expense was $14.8 million for 2019, up $0.2 million or 1% from 2018, due to higher expense for software and technology solutions to drive operational efficiencies and product or service enhancements. Both periods also included accelerated depreciation or impairment charges given new branches or branch facility upgrades totaling $0.4 million in 2019 and $0.6 million in 2018.

•	Business development and marketing expense was $5.7 million for 2019, up $0.4 million or 7%, largely due to the timing and extent of donations, marketing campaigns, promotions, and media.

•	Data processing expense was $10.0 million for 2019, up $0.4 million or 5% over 2018, with volume-based increases in core processing charges partially offset by savings in data communication.

•
Intangible amortization decreased $0.5 million mainly from declining amortization on the aging intangibles of previous acquisitions, with minimal impact from the new intangible balances from the November 2019 acquisition given timing.

•
Other expense was $8.1 million for 2019, up $1.6 million or 24%, mostly due to a $0.7 million lease termination charge for the closure of Nicolet's Oshkosh branch in conjunction with the Choice acquisition and a $0.8 million full write-off of non-bank goodwill given a recent change in strategy. Both periods also included expense related to a 2018 fraud contingency loss matter totaling $0.7 million in 2019 and $0.5 million in 2018.

Income Taxes
Income tax expense was $16.5 million, up 3.0 million or 22% over 2018, partly due to 30% higher pre-tax earnings. The 2019 effective tax rate was 23.0%, lower than 24.5% for 2018, mostly due to the tax treatment of the partial sale of the equity investment in data processing entity and the tax benefit on stock-based compensation (see Note 10, “Stock-Based Compensation” for additional information on the tax benefit on stock-based compensation), partially offset by nondeductible compensation from compensation limits.
The accounting for income taxes requires deferred income taxes to be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. This analysis involves the use of estimates, assumptions, interpretation, and judgment concerning accounting pronouncements and federal and state tax codes; therefore, income taxes are considered a critical accounting policy. At December 31, 2019 and 2018, no valuation allowance was determined to be necessary. Additional information on the subjectivity of income taxes is discussed further under “Critical Accounting Policies-Income Taxes.” The Company’s accounting policy for income taxes are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures relative to income taxes are included in Note 12, “Income Taxes” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
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
Table 6: Period End Loan Composition

	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$806,189	31%	$684,920	32%	$637,337	30%	$428,270	28%	$294,419	33%
Owner-occupied CRE	496,372	19%	441,353	20%	430,043	21%	360,227	23%	185,285	21%
AG production	35,982	2%	35,625	2%	35,455	2%	34,767	2%	15,018	2%
Commercial	1,338,543	52%	1,161,898	54%	1,102,835	53%	823,264	53%	494,722	56%
AG real estate	59,468	2%	53,444	2%	51,778	3%	45,234	3%	43,272	5%
CRE investment	443,218	17%	343,652	16%	314,463	15%	195,879	12%	78,711	9%
Construction & land development	92,970	4%	80,599	4%	89,660	4%	74,988	5%	36,775	4%
Commercial real estate	595,656	23%	477,695	22%	455,901	22%	316,101	20%	158,758	18%
Commercial-based loans	1,934,199	75%	1,639,593	76%	1,558,736	75%	1,139,365	73%	653,480	74%
Residential construction	54,403	2%	30,926	1%	36,995	2%	23,392	1%	10,443	1%
Residential first mortgage	432,167	17%	357,841	17%	363,352	17%	300,304	19%	154,658	18%
Residential junior mortgage	122,771	5%	111,328	5%	106,027	5%	91,331	6%	51,967	6%
Residential real estate	609,341	24%	500,095	23%	506,374	24%	415,027	26%	217,068	25%
Retail & other	30,211	1%	26,493	1%	22,815	1%	14,515	1%	6,513	1%
Retail-based loans	639,552	25%	526,588	24%	529,189	25%	429,542	27%	223,581	26%
Total loans	$2,573,751	100%	$2,166,181	100%	$2,087,925	100%	$1,568,907	100%	$877,061	100%
Total loans were $2.6 billion at December 31, 2019, an increase of $408 million, or 19%, compared to total loans of $2.2 billion at December 31, 2018, largely due to the acquisition of Choice. Excluding the $348 million loans Choice added at acquisition in 2019, loans increased $60 million or 3% over year-end 2018, reflective of the growth in Nicolet's markets. As noted in Table 6 above, year-end 2019 loans were broadly 75% commercial-based and 25% retail-based compared to 76% commercial-based and 24% retail-based at year-end 2018. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.
Commercial and industrial loans consist primarily of commercial loans to small businesses and, to a lesser degree, to municipalities within a diverse range of industries. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio, representing 31% of the portfolio at year-end 2019, due to strong organic loan growth.
Owner-occupied CRE loans represented 19% of loans at year-end 2019, compared to 20% of loans at year-end 2018. This category primarily consists of loans within a diverse range of industries secured by business real estate that is occupied by borrowers who operate their businesses out of the underlying collateral and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral.
Agricultural production and agricultural real estate loans consist of loans secured by farmland and related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland. Combined, these loans represented 4% of loans at year-end 2019, unchanged from a year ago.
The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. These loans increased to represent 17% of loans at December 31, 2019, compared to 16% a year ago.
Loans in the construction and land development portfolio represented 4% of total loans at year-end 2019. Construction and land development loans provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis.
On a combined basis, Nicolet’s residential real estate loans represented 24% of total loans at year-end 2019 compared to 23% of total loans at year-end 2018. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage real estate loans consist of home equity lines and term loans secured by junior mortgage liens. Nicolet has not experienced significant losses in its residential real estate loans; however, if declines in market values in the residential real estate markets worsen, particularly in Nicolet’s market area, the value of collateral securing its real estate loans could decline, which could cause an increase in the provision for loan losses. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with the servicing rights retained. Nicolet’s mortgage loans are typically of high quality and have historically had low net charge-off rates.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2019, no significant industry concentrations existed in Nicolet’s portfolio in excess of 10% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.

Table 7: Loan Maturity Distribution
The following table presents the maturity distribution of the loan portfolio at December 31, 2019.

(in thousands)	Loan Maturity
	One Year or Less	Over One Year to Five Years	Over Five Years	Total
Commercial & industrial	$346,274	$404,198	$55,717	$806,189
Owner-occupied CRE	76,516	338,393	81,463	496,372
AG production	24,477	7,484	4,021	35,982
AG real estate	21,342	35,996	2,130	59,468
CRE investment	69,192	310,147	63,879	443,218
Construction & land development	50,600	37,817	4,553	92,970
Residential construction *	48,458	883	5,062	54,403
Residential first mortgage	35,851	144,082	252,234	432,167
Residential junior mortgage	9,370	7,816	105,585	122,771
Retail & other	17,694	8,101	4,416	30,211
Total loans	$699,774	$1,294,917	$579,060	$2,573,751
Percent by maturity distribution	27%	50%	23%	100%
Fixed rate	$328,825	$1,228,218	$274,149	$1,831,192
Floating rate	370,949	66,699	304,911	742,559
Total	$699,774	$1,294,917	$579,060	$2,573,751
Fixed rate percent	47%	95%	47%	71%
Floating rate percent	53%	5%	53%	29%
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
At December 31, 2019, the ALLL was $14.0 million compared to $13.2 million at December 31, 2018. The components of the ALLL are detailed further in Tables 8 and 9 below. Net charge-offs as a percent of average loans were 0.02% in 2019 compared to 0.05% in 2018. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, interest, and related expenses.
The ratio of the ALLL as a percentage of period-end loans was 0.54% at December 31, 2019, compared to 0.61% at December 31, 2018. The ALLL to loans ratio is impacted by the accounting treatment of Nicolet’s bank acquisitions, which combined at their acquisition dates (from 2013 to 2019) added no ALLL to the numerator and $1.7 billion of loans into the denominator. Remaining acquired loans were $918 million (36% of total loans) and $681 million (31% of total loans) at December 31, 2019 and 2018, respectively, with the Choice acquisition adding $348 million of loans at acquisition, partially offsetting reductions from amortization, refinances and payoffs. Events occurring in the acquired loan portfolio post acquisition may result in the recording of an ALLL for this portfolio. At December 31, 2019, the $14.0 million ALLL was comprised of $1.9 million for acquired loans (0.20% of acquired loans) and $12.1 million for originated loans (0.73% of originated loans). In comparison, the $13.2 million ALLL at December 31, 2018 was comprised of $1.7 million for acquired loans (0.25% of acquired loans) and $11.4 million for originated loans (0.77% of originated loans).

Table 8: Allowance for Loan Losses

(in thousands)	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Allowance for loan losses:
Beginning balance	$13,153	$12,653	$11,820	$10,307	$9,288
Loans charged off:
Commercial & industrial	(159)	(813)	(1,442)	(279)	(374)
Owner-occupied CRE	(93)	(74)	—	(108)	(229)
AG production	—	—	—	—	—
AG real estate	—	—	—	—	—
CRE investment	—	(37)	—	—	(50)
Construction & land development	—	—	(13)	—	—
Residential construction	(226)	—	—	—	—
Residential first mortgage	(22)	(85)	(8)	(80)	(84)
Residential junior mortgage	(80)	—	(72)	(57)	(111)
Retail & other	(347)	(204)	(69)	(60)	(35)
Total loans charged off	(927)	(1,213)	(1,604)	(584)	(883)
Recoveries of loans previously charged off:
Commercial & industrial	420	43	38	26	36
Owner-occupied CRE	2	14	30	5	4
AG production	—	—	—	—	—
AG real estate	—	—	—	—	—
CRE investment	—	—	1	221	17
Construction & land development	—	—	—	—	—
Residential construction	—	—	—	—	—
Residential first mortgage	36	5	25	31	20
Residential junior mortgage	39	35	3	8	12
Retail & other	49	16	15	6	13
Total recoveries	546	113	112	297	102
Total net charge-offs	(381)	(1,100)	(1,492)	(287)	(781)
Provision for loan losses	1,200	1,600	2,325	1,800	1,800
Ending balance of ALLL	$13,972	$13,153	$12,653	$11,820	$10,307
Ratios:
ALLL to total loans	0.54%	0.61%	0.61%	0.75%	1.18%
ALLL to net charge-offs	3,667%	1,196%	848%	4,118%	1,320%
Net charge-offs to average loans	0.02%	0.05%	0.08%	0.02%	0.09%
The allocation of the ALLL for each of the past five years is based on Nicolet’s estimate of loss exposure by category of loans and is shown in Table 9. The largest portions of the ALLL were allocated to commercial & industrial loans and owner-occupied CRE loans combined, representing 61% and 62% of the ALLL at December 31, 2019 and 2018, respectively. The change in allocated ALLL from December 31, 2018 to December 31, 2019 was consistent with changes in outstanding loan balances between the years and risk trends within loan categories.

Table 9: Allocation of the Allowance for Loan Losses

(in thousands)	December 31, 2019	ALLL Category as a % of Total ALLL *	December 31, 2018	ALLL Category as a % of Total ALLL *	December 31, 2017	ALLL Category as a % of Total ALLL *	December 31, 2016	ALLL Category as a % of Total ALLL *	December 31, 2015	ALLL Category as a % of Total ALLL *
Commercial & industrial	$5,471	39%	$5,271	40%	$4,934	39%	$3,919	33%	$3,721	36%
Owner-occupied CRE	3,010	22%	2,847	22%	2,607	21%	2,867	24%	1,933	19%
AG production	210	1%	121	1%	129	1%	150	1%	85	1%
AG real estate	369	3%	301	2%	296	2%	285	2%	380	4%
CRE investment	1,600	11%	1,470	11%	1,388	11%	1,124	10%	785	7%
Construction & land development	414	3%	510	4%	726	5%	774	7%	1,446	14%
Residential construction	368	3%	211	2%	251	2%	304	3%	147	1%
Residential first mortgage	1,669	12%	1,646	12%	1,609	13%	1,784	15%	1,240	12%
Residential junior mortgage	517	4%	472	4%	488	4%	461	4%	496	5%
Retail & other	344	2%	304	2%	225	2%	152	1%	74	1%
Total ALLL	$13,972	100%	$13,153	100%	$12,653	100%	$11,820	100%	$10,307	100%

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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans, including those defined as impaired under current accounting standards, and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $14.1 million (consisting of $6.3 million originated loans and $7.8 million acquired loans) at December 31, 2019, compared to $5.5 million (consisting of $1.4 million originated loans and $4.1 million acquired loans) at December 31, 2018. Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $15.1 million at December 31, 2019, compared to $5.9 million at December 31, 2018. OREO was $1.0 million at December 31, 2019, up from $0.4 million at year-end 2018, with the increase primarily due to the addition of two closed bank branch properties. Nonperforming assets as a percent of total assets increased to 0.42% at December 31, 2019 compared to 0.19% at December 31, 2018.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ALLL. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans totaled $22.6 million (0.9% of total loans) and $21.9 million (1.0% of total loans) at December 31, 2019 and 2018, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 10: Nonperforming Assets

(in thousands)	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Nonaccrual assets:
Commercial & industrial	$6,249	$2,816	$6,016	$358	$204
Owner-occupied CRE	3,311	673	533	2,894	951
AG production	1,062	—	—	9	13
AG real estate	836	164	186	208	230
CRE investment	1,073	210	4,531	12,317	1,040
Construction & land development	20	80	—	1,193	280
Residential construction	—	1	80	260	—
Residential first mortgage	1,090	1,265	1,587	2,990	674
Residential junior mortgage	480	262	158	56	141
Retail & other	1	—	4	—	—
Total nonaccrual loans	14,122	5,471	13,095	20,285	3,533
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	14,122	5,471	13,095	20,285	3,533
OREO:
Commercial real estate owned	—	420	185	991	52
Residential real estate owned	—	—	70	29	—
Bank property real estate owned	1,000	—	1,039	1,039	315
Total OREO	1,000	420	1,294	2,059	367
Total nonperforming assets (NPAs)	$15,122	$5,891	$14,389	$22,344	$3,900
Performing troubled debt restructurings	$—	$—	$—	$—	$—
Ratios:
Nonperforming loans to total loans	0.55%	0.25%	0.63%	1.29%	0.40%
NPAs to total loans plus OREO	0.59%	0.27%	0.69%	1.42%	0.44%
NPAs to total assets	0.42%	0.19%	0.49%	0.97%	0.32%
ALLL to nonperforming loans	98.9%	240.4%	96.6%	58.3%	291.7%
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
Table 11: Foregone Loan Interest

(in thousands)	For the Years Ended December 31,
	2019	2018	2017
Interest income in accordance with original terms	$1,178	$1,046	$1,405
Interest income recognized	(935)	(948)	(1,130)
Reduction in interest income	$243	$98	$275
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
Table 12: Investment Securities Portfolio

(in thousands)	December 31, 2019			December 31, 2018			December 31, 2017
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. government agency securities	$16,516	$16,460	4%	$22,467	$21,649	6%	$26,586	$26,209	6%
State, county and municipals	155,501	156,393	35%	163,702	160,526	40%	186,128	184,044	46%
Mortgage-backed securities	193,223	195,018	43%	134,350	131,644	33%	157,705	155,532	38%
Corporate debt securities	78,009	81,431	18%	87,352	86,325	21%	36,387	36,797	9%
Equity securities *	—	—	—%	—	—	—%	1,287	2,571	1%
Total securities AFS	$443,249	$449,302	100%	$407,871	$400,144	100%	$408,093	$405,153	100%

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
At December 31, 2019, the total fair value of investment securities was $449 million, compared to $400 million at December 31, 2018, and represented 13% of total assets at both December 31, 2019 and 2018, respectively. The increase in securities AFS from year-end 2018 was primarily due to the $19 million of investments Choice added at acquisition and a $14 million change in the unrealized gain position (from an unrealized loss of $8 million at December 31, 2018 to an unrealized gain of $6 million at December 31, 2019, as the lower interest rate environment in 2019 improved the fair value of investments held). In addition, the mix of securities AFS shifted between the years as the Company reinvested the proceeds from sales, calls, and maturities of state, county and municipal securities and corporate debt securities into mortgage-backed securities. At December 31, 2019, the securities AFS portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity.
In addition to securities AFS, Nicolet had other investments of $24 million and $18 million at December 31, 2019 and 2018, respectively, consisting of capital stock in the Federal Reserve, Federal Agricultural Mortgage Corporation, and the Federal Home Loan Bank (“FHLB”) (required as members of the Federal Reserve Bank System and the FHLB System), equity securities with readily determinable fair values, and to a lesser degree equity investments in other private companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus not liquid, have no ready market or quoted market value, and are carried at cost. The private company equity investments have no quoted market prices, and are carried at cost less other than temporarily impaired (“OTTI”) charges, if any. The other investments are evaluated periodically for impairment, considering financial condition and other available relevant information. A $0.1 million OTTI charge was recorded on a private company equity investment during 2019, and no OTTI was recorded on other investments during 2018.
Table 13: Investment Securities Portfolio Maturity Distribution (1)

December 31, 2019	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- related Securities		Total Amortized Cost		Total Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government agency securities	$997	1.3%	$14,950	0.7%	$569	2.7%	$—	—%	$—	—%	$16,516	0.8%	$16,460
State, county and municipals	17,665	2.7%	100,755	2.5%	34,871	2.7%	2,210	2.6%	—	—%	155,501	2.6%	156,393
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	193,223	3.0%	193,223	3.0%	195,018
Corporate debt securities	—	—%	71,305	3.1%	—	—%	6,704	4.9%	—	—%	78,009	3.3%	81,431
Total amortized cost	$18,662	2.6%	$187,010	2.6%	$35,440	2.7%	$8,914	4.4%	$193,223	3.0%	$443,249	2.8%	$449,302
Total fair value and carrying value	$18,679		$190,149		$35,829		$9,627		$195,018				$449,302
	4%		42%		8%		2%		44%				100%
(1) The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% adjusted for the disallowance of interest expense.
Deposits
Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a growing number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Challenges to deposit growth include competitive deposit product features, price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Additional disclosures on deposits are included in Note 7, “Deposits,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Table 14: Period End Deposit Composition

(in thousands)	December 31, 2019		December 31, 2018		December 31, 2017
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$819,055	28%	$753,065	29%	$631,831	26%
Money market and interest-bearing demand	1,241,642	42%	1,163,369	45%	1,222,401	49%
Savings	343,199	11%	294,068	11%	269,922	11%
Time	550,557	19%	403,636	15%	346,910	14%
Total deposits	$2,954,453	100%	$2,614,138	100%	$2,471,064	100%

Brokered transaction accounts	$48,497	1%	$62,021	2%	$76,141	3%
Brokered time deposits	51,312	2%	19,130	1%	44,645	2%
Total brokered deposits	$99,809	3%	$81,151	3%	$120,786	5%

Customer transaction accounts	2,355,399	80%	$2,148,481	82%	$2,048,013	83%
Customer time deposits	499,245	17%	384,506	15%	302,265	12%
Total customer deposits (core)	$2,854,644	97%	$2,532,987	97%	$2,350,278	95%
Total deposits were $3.0 billion at December 31, 2019, an increase of $340 million or 13% over December 31, 2018, largely due to the acquisition of Choice. Excluding the $289 million deposits Choice added at acquisition in 2019, deposits increased $51 million or 2% over 2018. Customer (core) deposits increased $322 million over year-end 2018, including $207 million in transaction accounts and $115 million in time deposits, while total brokered deposits increased $19 million (largely assumed in the Choice acquisition).
On average, deposits grew $89 million or 4% between 2019 and 2018 (as detailed in Table 1), aided partly by the timing of the Choice acquisition, and solid growth in noninterest-bearing demand deposits (up $99 million or 16%), core time deposits (up $65 million or 19%), and savings (up $33 million or 11%), while average interest-bearning demand and MMA combined declined (down $91 million or 8%) and average brokered deposits declined (down $16 million or 18%).
Table 15: Maturity Distribution of Certificates of Deposit of $100,000 or More

(in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
3 months or less	$55,464	$28,466	$21,847
Over 3 months through 6 months	55,000	30,438	15,552
Over 6 months through 12 months	54,700	68,983	40,226
Over 12 months	120,346	57,992	54,319
Total	$285,510	$185,879	$131,944
Other Funding Sources
Other funding sources include short-term borrowings (zero at both December 31, 2019 and 2018) and long-term borrowings (totaling $68 million and $77 million at December 31, 2019 and 2018, respectively). Short-term borrowings consist mainly of customer repurchase agreements maturing in less than nine months or federal funds purchased. Long-term borrowings include FHLB advances, junior subordinated debentures (largely qualifying as Tier 1 capital for regulatory purposes given their long maturity dates, even though they are redeemable in whole or in part at par), and subordinated debt (issued in 2015 with 10-year maturities, callable on or after the fifth anniversary date of their respective issuance dates, and qualifying as Tier 2 capital for regulatory purposes). The interest on all long-term borrowings is current. The subordinated debt will become callable at par plus any accrued but unpaid interest starting in the first quarter of 2020, and the various junior subordinated debentures are already callable at par plus any accrued but unpaid interest. The Company may in 2020 redeem all or some of the subordinated notes and / or the Nicolet junior subordinated debentures as part of its capital management efforts. See Note 8, “Short and Long-Term Borrowings,” of the Notes to Consolidated Financial Statements under Part II, Item 8 for additional details.
Additional funding sources at December 31, 2019 consist of a $10 million available and unused line of credit at the holding company, $175 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $169 million, and borrowing capacity in the brokered deposit market.

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
Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of brokered deposits or other wholesale funding. All securities AFS and equity securities (included in other investments) are reported at fair value on the consolidated balance sheet. At December 31, 2019, approximately 37% of the $449 million securities AFS portfolio was pledged to secure public deposits and short-term borrowings, as applicable, and for other purposes as required by law. Additional funding sources at December 31, 2019, consist of a $10 million available and unused line of credit at the holding company, $175 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $169 million, and borrowing capacity in the brokered deposit market.
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, debt service requirements and, when opportune, for common stock repurchases or investment in other strategic actions such as mergers or acquisitions. At December 31, 2019, the Parent Company had $70 million in cash. Additional cash sources, among others, available to the Parent Company include its $10 million available and unused line of credit, and access to the public or private markets to issue new equity, subordinated debt or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds, as more fully described in “Business—Regulation of the Bank – Payment of Dividends” and in Note 16, “Regulatory Capital Requirements,” in the Notes to the Consolidated Financial Statements under Part II, Item 8. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.
Cash and cash equivalents at December 31, 2019 and 2018 were approximately $182 million and $250 million, respectively. The $67 million decrease in cash and cash equivalents since year-end 2018 included $58 million net cash provided by operating activities (mostly earnings), more than offset by $63 million net cash used in investing activities (primarily to fund loan growth) and $62 million net cash used in financing activities (with funds from increased deposits more than offset by early redemption of FHLB debt acquired with Choice and common stock repurchases). Nicolet’s liquidity resources were sufficient as of December 31, 2019 to fund loans, accommodate deposit trends and cycles, and to meet other cash needs as necessary.
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
Among other scenarios, Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at December 31, 2019 and 2018, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 16 below. The results were within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps and consistent with the short-to-moderate duration embedded in our overall balance sheet position.
Table 16: Interest Rate Sensitivity

	December 31, 2019	December 31, 2018
200 bps decrease in interest rates	(1.8)%	(0.6)%
100 bps decrease in interest rates	(1.0)%	—%
100 bps increase in interest rates	0.8%	(0.1)%
200 bps increase in interest rates	1.7%	—%
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
Capital balances and changes in capital are presented in the Consolidated Statements of Changes in Stockholders’ Equity in Part II, Item 8. Further discussion of capital components is included in Note 11, “Stockholders' Equity,” and a summary of dividend restrictions, as well as regulatory capital amounts and ratios for Nicolet and the Bank is presented in Note 16, “Regulatory Capital Requirements,” of the Notes to Consolidated Financial Statements under Part II, Item 8.
The Company’s regulatory capital ratios remain well above minimum regulatory ratios, including the capital conservation buffer. At December 31, 2019, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. For a discussion of the regulatory restrictions applicable to the Company and the Bank, see section “Business-Regulation of Nicolet” and “Business-Regulation of the Bank,” included within Part I, Item 1. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in Table 17.

Table 17: Capital

($ in thousands)	December 31, 2019	December 31, 2018
Company Stock Repurchases: *
Common stock repurchased during the year (dollars)	$18,701	$22,178
Common stock repurchased during the year (shares)	310,781	408,071
Company Risk-Based Capital:
Total risk-based capital	$404,573	$326,235
Tier 1 risk-based capital	378,608	301,125
Common equity Tier 1 capital	348,454	271,435
Total capital ratio	13.4%	12.9%
Tier 1 capital ratio	12.6%	11.9%
Common equity tier 1 capital ratio	11.6%	10.7%
Tier 1 leverage ratio	11.9%	10.4%
Bank Risk-Based Capital:
Total risk-based capital	$323,432	$274,492
Tier 1 risk-based capital	309,460	261,339
Common equity Tier 1 capital	309,460	261,339
Total capital ratio	10.8%	10.8%
Tier 1 capital ratio	10.3%	10.3%
Common equity tier 1 capital ratio	10.3%	10.3%
Tier 1 leverage ratio	9.8%	9.1%
* Reflects only the common stock repurchased under board of director authorizations.
At December 31, 2019, Nicolet’s total capital was $516 million, compared to $387 million at December 31, 2018 (largely from common stock issued in the 2019 Choice acquisition and earnings exceeding common stock repurchases for the year). Common equity to total assets at December 31, 2019 was 14.43%, up from 12.49% at December 31, 2018. Book value per common share increased to $48.76 at year-end 2019, up 20% over $40.72 at year-end 2018.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. The Board has authorized since the inception of its common stock repurchase program in 2014 and as subsequently modified, the use of up to $86 million to repurchase up to 1,975,000 shares of Nicolet common stock as an alternative use of capital. During 2019, $18.7 million was used to repurchase and cancel nearly 310,800 shares at a weighted average price per share of $60.17, bringing the life-to-date totals through December 31, 2019, to $65.0 million used to repurchase and cancel just over 1.4 million shares at a weighted average price of $45.59 per share.
Off-Balance Sheet Arrangements, Lending-Related Commitments and Contractual Obligations
Nicolet is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2019, interest rate lock commitments to originate residential mortgage loans held for sale of $43 million (included in the commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale of $16 million are considered derivative instruments. Further information and discussion of these commitments is included in Note 13, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, under Part II, Item 8.
The table below outlines the principal amounts and timing of Nicolet's contractual obligations. The amounts presented below exclude amounts due for interest, if applicable, and include any unamortized premiums / discounts or other similar carrying value adjustments. Most of these obligations are routinely refinanced into similar replacement obligations. However, renewal of these obligations is dependent on the ability to procure competitive interest rates, liquidity needs, availability of collateral for pledging purposes supporting the long-term advances, or other borrowing alternatives. As of December 31, 2019, Nicolet had the following contractual obligations.

Table 18: Contractual Obligations

(in thousands)	Note	Maturity by Years
	Reference	Total	1 or less	1-3	3-5	Over 5
Time deposits	7	$550,557	$317,693	$165,677	$64,813	$2,374
Long-term borrowings	8	67,629	10,061	10,000	—	47,568
Operating leases	5	4,023	1,088	1,813	1,106	16
Total long-term contractual obligations		$622,209	$328,842	$177,490	$65,919	$49,958

Fourth Quarter 2019 Results
Nicolet recorded net income of $12.3 million for fourth quarter 2019, or $1.18 for diluted earnings per common share, compared to $10.9 million, or $1.11, respectively for fourth quarter 2018. Return on average assets was 1.46% and 1.44% for fourth quarter 2019 and 2018, respectively. See Table 19 for selected quarterly information.
Between the comparable fourth quarter periods, interest income increased $3.9 million and interest expense increased $0.4 million, primarily due to disciplined balance sheet management in a different rate environment between the fourth quarters. The net interest margin between the comparable quarters was up 8 bps to 4.06% in fourth quarter 2019, comprised of a 6 bps higher interest rate spread (to 3.70%, as the yield on earning assets increased 6 bps and the rate on interest-bearing liabilities was level at 1.12%) and a 2 bps higher contribution from net free funds.
Average interest-earning assets were $3.0 billion for fourth quarter 2019 (inclusive of the November 2019 Choice acquisition) compared to $2.7 billion for fourth quarter 2018, mainly due to a $296 million increase in average loans, offset by a $15 million decrease in non-loan interest-earning assets. The mix of average earning assets between fourth quarter periods shifted favorably from 80% in average loans and 20% in non-loan earning assets (including a higher proportion of low interest-earning cash assets) to 82% in loans and 18% in non-loan earning assets for fourth quarter 2019. On the funding side, average interest-bearing deposits were up $165 million and, assisting net free funds, average demand deposits increased $73 million.
Noninterest income for fourth quarter 2019 increased $3.5 million (36%) to $13.3 million versus fourth quarter 2018. Of note, net mortgage income increased $3.1 million (reflecting strong mortgage volumes), brokerage fee income grew $0.2 million, and card interchange income was up $0.1 million between the comparable fourth quarter periods.
On a comparable quarter basis, noninterest expense increased $3.8 million (18%) to $25.4 million in fourth quarter 2019. Personnel expense of $13.6 million, increased $2.3 million (20%) from fourth quarter 2018, mostly due to merit increases between the years, and 3% higher average full-time equivalent employees, and higher deferred compensation and equity awards for 2019 performance, as well as non-repeating downward adjustments made in fourth quarter 2018 in the wealth compensation structure. All nonpersonnel expense categories combined were up $1.5 million (15%), with fourth quarter 2019 including a $0.7 million lease termination charge for the closure of Nicolet's Oshkosh branch in conjunction with the Choice acquisition and a $0.8 million full write-off of non-bank goodwill given a recent change in strategy, while fourth quarter 2018 included a $0.5 million fraud contingency loss.
For fourth quarter 2019, Nicolet recognized income tax expense of $5.7 million with an effective tax rate of 31.4%, compared to income tax expense of $4.0 million with an effective tax rate of 26.8% for fourth quarter 2018. The 41% increase in income tax expense was attributable to a 21% increase in pretax income and salary deduction limitations that exceeded the tax benefit on stock-based compensation between the comparable fourth quarter periods (tax benefit of $1.3 million and $0.1 million in fourth quarter 2019 and 2018, respectively, mainly due to large stock option exercises in fourth quarter 2019). Additional information on income taxes is also included in “Income Taxes,” and Note 12, “Income Taxes” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2019 and 2018.
Table 19: Selected Quarterly Financial Data

(in thousands, except per share data)	2019 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$36,192	$34,667	$34,570	$33,159
Interest expense	5,723	5,477	5,626	5,684
Net interest income	30,469	29,190	28,944	27,475
Provision for loan losses	300	400	300	200
Noninterest income	13,309	12,312	18,560	9,186
Noninterest expense	25,426	22,887	25,727	22,759
Income before income tax expense	18,052	18,215	21,477	13,702
Income tax expense	5,670	4,603	2,833	3,352
Net income	12,382	13,612	18,644	10,350
Less: Net income attributable to noncontrolling interest	87	82	95	83
Net income attributable to Nicolet Bankshares, Inc.	$12,295	$13,530	$18,549	$10,267
Basic earnings per common share*	$1.22	$1.45	$1.98	$1.09
Diluted earnings per common share*	$1.18	$1.40	$1.91	$1.05

	2018 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$32,327	$31,880	$30,545	$30,785
Interest expense	5,298	4,938	4,742	3,911
Net interest income	27,029	26,942	25,803	26,874
Provision for loan losses	240	340	510	510
Noninterest income	9,797	10,649	10,239	8,824
Noninterest expense	21,621	23,044	22,451	22,642
Income before income tax expense	14,965	14,207	13,081	12,546
Income tax expense	4,015	3,268	3,255	2,908
Net income	10,950	10,939	9,826	9,638
Less: Net income attributable to noncontrolling interest	87	80	89	61
Net income attributable to Nicolet Bankshares, Inc.	$10,863	$10,859	$9,737	$9,577
Basic earnings per common share*	$1.14	$1.13	$1.01	$0.98
Diluted earnings per common share*	$1.11	$1.09	$0.98	$0.94
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
2018 Compared to 2017
Net income attributable to Nicolet was $41.0 million for 2018, or $4.12 per diluted common share. Comparatively, 2017 net income attributable to Nicolet was $33.2 million or $3.33 per diluted common share. Return on average assets was 1.38% and 1.25% for 2018 and 2017, respectively, while return on average common equity was 11.04% for 2018 and 9.96% for 2017. Book value per common share was $40.72 at December 31, 2018, up 10% over $37.09 at December 31, 2017.
Key factors contributing to the 2018 versus 2017 results are discussed below.

•
Net interest income was $106.6 million for 2018, an increase of $7.9 million or 8% compared to 2017, as we exercised discipline in the consistently rising rate environment of 2018. Interest income grew $16.3 million (overcoming $4.2 million lower aggregate discount income on purchased loans), aided by a 14% increase in average interest-earning assets and the elevated rate environment particularly on new, renewed and variable rate loans. Interest expense increased $8.4 million, primarily due to rising rates on a larger average deposit base, up 13% over 2017. The improvement consisted of favorable volume and mix variances, partially offset by net unfavorable rate variances from a flat earning asset yield and higher overall cost of funds between the periods. The earning asset yield was 4.74% for 2018 and 4.75% for 2017, influenced by the mix of underlying earning assets, particularly carrying a higher proportion of low-earning cash partly offset by loans and taxable investments (each at higher yields in 2018 than 2017). The cost of funds was 0.97% for 2018, 37 bps higher than 2017, driven by the average cost of interest-bearing deposits. As a result, the interest rate spread was 3.77% for 2018, 38 bps lower than 2017. The net interest margin was 4.04% for 2018 compared to 4.30% for 2017, with a 12 bps higher contribution from net free funds. Tables 1, 2, and 3 show additional average balance sheet, net interest income, and net interest margin information.

•
Loans were $2.2 billion at December 31, 2018, an increase of $78 million or 4% over December 31, 2017. Average loans were $2.1 billion in 2018 yielding 5.37%, compared to $1.9 billion in 2017 yielding 5.31%, a 12% increase in average balances. Table 6 shows additional information on loans.

•
Total deposits were $2.6 billion at December 31, 2018, an increase of $143 million or 6% over December 31, 2017. Between 2018 and 2017, average deposits were up $281 million or 13%, with solid growth in noninterest-bearing demand deposits (up $89 million to represent 25% of total deposits for 2018 versus 24% for 2017). Tables 14 and 15 show additional information on deposits.

•
Asset quality measures remained strong. Nonperforming assets declined to $5.9 million, representing 0.19% of total assets at December 31, 2018, down favorably from 0.49% of assets at December 31, 2017. For 2018, the provision for loan losses was $1.6 million, exceeding net charge-offs of $1.1 million, versus provision of $2.3 million and net charge-offs of $1.5 million for 2017. The ALLL was $13.2 million at December 31, 2018 (representing 0.61% of loans), compared to $12.7 million (representing 0.61% of loans) at December 31, 2017. Tables 8, 9, 10, and 11 show additional information on asset quality measures.

•
Noninterest income was $39.5 million for 2018 (including $1.2 million of net asset gains), compared to $34.6 million for 2017 (including $2.0 million of net asset gains, largely from a $1.2 million gain to record the fair value of Nicolet's pre-acquisition interest in First Menasha and a $0.7 million gain on sale of assets). Removing these net gains, noninterest income was up $5.7 million or 18%, with increases in all line items. The most notable increases were trust and brokerage fees combined (up $1.8 million or 15%), card interchange income (up $1.0 million or 22%), and net mortgage income (up $1.0 million or 18%), all benefiting from increased business, and BOLI income (up $0.6 million, largely due to a death benefit in third quarter 2018). Table 4 shows additional noninterest income information.

•
Noninterest expense was $89.8 million for 2018, an increase of $8.4 million or 10% over 2017 noninterest expense of $81.4 million, mostly due to the larger operating base and continued investment in people and improvements. Personnel expense was $49.5 million for 2018, up $5.0 million or 11% over 2017, partly due to the expanded workforce (with average full-time equivalent employees up 6%), as well as merit increases, additional competitive market-based wage increases made after tax reform passed, higher cash and equity incentives, and higher health costs. All remaining noninterest expense categories on a combined basis grew $3.4 million or 9%, mostly due to the larger operating base, but also from $0.6 million higher charitable giving, $0.6 million accelerated depreciation given branch facility upgrades, and a $0.5 million fraud contingency loss in fourth quarter 2018. Table 5 shows additional noninterest expense information.

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
The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ALLL and includes allocations for specifically identified impaired loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative factors. The methodology includes evaluation and consideration of several factors, such as, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and nonaccrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ALLL is made for analytical purposes and is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance is available to absorb losses from any segment of the loan portfolio. Management believes the ALLL is appropriate at December 31, 2019. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements.
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
Effective January 1, 2020, the Company changed its methodology for accounting for the allowance for loan losses due to the adoption of a new accounting standard. See section “Future Accounting Pronouncements,” for additional information on this new accounting standard.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments intended to improve the financial reporting by requiring earlier recognition of credit losses on loans and certain other financial assets. Topic 326 replaces the current incurred loss impairment model (which recognizes losses when a probable threshold is met) with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The measurement of lifetime expected credit losses will be based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company will adopt the new accounting standard on January 1, 2020, as required.
Based on our current analysis, we expect the standard may potentially have a material impact on the financial statements and we expect more volatility in the credit loss estimate over economic cycles and in acquisitive periods. Nicolet expects to increase the allowance for loans losses by approximately $9 million and to incur an after-tax charge of approximately $6 million to retained earnings upon adoption, and is in the process of finalizing the review of the most recent model run and the related underlying assumptions. Going forward, the quarterly evaluation of the allowance for loan losses will likely introduce additional volatility to earnings from changes in economic conditions and forecasts, as well as changes in the underlying loan portfolio.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For additional disclosure, see section, “Interest Rate Sensitivity Management and Impact of Inflation,” of the Management’s Discussion and Analysis of Financial Condition and Results of Operation under Part II, Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NICOLET BANKSHARES, INC. Consolidated Balance Sheets
(In thousands, except share and per share data)	December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$75,433	$85,896
Interest-earning deposits	106,626	163,630
Federal funds sold	—	—
Cash and cash equivalents	182,059	249,526
Certificates of deposit in other banks	19,305	993
Securities available for sale (“AFS”), at fair value	449,302	400,144
Other investments	24,072	17,997
Loans held for sale	2,706	1,639
Loans	2,573,751	2,166,181
Allowance for loan losses	(13,972)	(13,153)
Loans, net	2,559,779	2,153,028
Premises and equipment, net	56,469	48,173
Bank owned life insurance (“BOLI”)	78,140	66,310
Goodwill and other intangibles, net	165,967	124,307
Accrued interest receivable and other assets	39,461	34,418
Total assets	$3,577,260	$3,096,535

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$819,055	$753,065
Interest-bearing deposits	2,135,398	1,861,073
Total deposits	2,954,453	2,614,138
Short-term borrowings	—	—
Long-term borrowings	67,629	77,305
Accrued interest payable and other liabilities	38,188	17,740
Total liabilities	3,060,270	2,709,183
Stockholders’ Equity:
Common stock	106	95
Additional paid-in capital	312,733	247,790
Retained earnings	199,005	144,364
Accumulated other comprehensive income (loss)	4,418	(5,640)
Total Nicolet Bankshares, Inc. stockholders’ equity	516,262	386,609
Noncontrolling interest	728	743
Total stockholders’ equity and noncontrolling interest	516,990	387,352
Total liabilities, noncontrolling interest and stockholders’ equity	$3,577,260	$3,096,535

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	10,587,738	9,495,265
Common shares issued	10,610,259	9,524,777

 See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Income	Years Ended December 31,
(In thousands, except share and per share data)	2019	2018	2017
Interest income:
Loans, including loan fees	$125,524	$113,953	$100,541
Investment securities:
Taxable	7,584	6,068	4,728
Tax-exempt	2,075	2,296	2,360
Other interest income	3,405	3,220	1,624
Total interest income	138,588	125,537	109,253
Interest expense:
Deposits	18,965	15,420	7,686
Short-term borrowings	5	9	84
Long-term borrowings	3,540	3,460	2,741
Total interest expense	22,510	18,889	10,511
Net interest income	116,078	106,648	98,742
Provision for loan losses	1,200	1,600	2,325
Net interest income after provision for loan losses	114,878	105,048	96,417
Noninterest income:
Trust services fee income	6,227	6,498	6,031
Brokerage fee income	8,115	7,042	5,736
Mortgage income, net	11,878	6,344	5,361
Service charges on deposit accounts	4,824	4,845	4,604
Card interchange income	6,498	5,665	4,646
BOLI income	2,369	2,418	1,778
Asset gains (losses), net	7,897	1,169	2,029
Other income	5,559	5,528	4,454
Total noninterest income	53,367	39,509	34,639
Noninterest expense:
Personnel	54,437	49,476	44,458
Occupancy, equipment and office	14,788	14,574	13,308
Business development and marketing	5,685	5,324	4,700
Data processing	9,950	9,514	8,715
Intangibles amortization	3,872	4,389	4,695
Other expense	8,067	6,481	5,480
Total noninterest expense	96,799	89,758	81,356
Income before income tax expense	71,446	54,799	49,700
Income tax expense	16,458	13,446	16,267
Net income	54,988	41,353	33,433
Less: Net income attributable to noncontrolling interest	347	317	283
Net income attributable to Nicolet Bankshares, Inc.	$54,641	$41,036	$33,150
Earnings per common share:
Basic	$5.71	$4.26	$3.51
Diluted	$5.52	$4.12	$3.33
Weighted average common shares outstanding:
Basic	9,561,978	9,640,258	9,439,951
Diluted	9,900,319	9,956,353	9,958,160

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Comprehensive Income	Years Ended December 31,
(In thousands)	2019	2018	2017
Net income	$54,988	$41,353	$33,433
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses) arising during the period	13,758	(3,715)	2,752
Reclassification adjustment for net (gains) losses included in net income	22	212	(1,220)
Income tax (expense) benefit	(3,722)	946	(598)
Total other comprehensive income (loss), net of tax	10,058	(2,557)	934
Comprehensive income	$65,046	$38,796	$34,367

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Changes in Stockholders' Equity

(In thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balances at December 31, 2016	$86	$209,700	$68,888	$(2,727)	$418	$276,365
Comprehensive income:
Net income	—	—	33,150	—	283	33,433
Other comprehensive income (loss)	—	—	—	934	—	934
Stock-based compensation expense	—	3,064	—	—	—	3,064
Exercise of stock options, net	2	3,799	—	—	—	3,801
Issuance of common stock in acquisitions, net of capitalized issuance costs of $186	13	62,047	—	—	—	62,060
Issuance of common stock	—	229	—	—	—	229
Purchase and retirement of common stock	(3)	(15,004)	—	—	—	(15,007)
Reclassification of stranded tax effects in accumulated other comprehensive income	—	—	353	(353)	—	—
Balances at December 31, 2017	$98	$263,835	$102,391	$(2,146)	$701	$364,879
Comprehensive income:
Net income	—	—	41,036	—	317	41,353
Other comprehensive income (loss)	—	—	—	(2,557)	—	(2,557)
Stock-based compensation expense	—	4,901	—	—	—	4,901
Exercise of stock options, net	1	1,517	—	—	—	1,518
Issuance of common stock	—	282	—	—	—	282
Purchase and retirement of common stock	(4)	(22,745)	—	—	—	(22,749)
Distribution to noncontrolling interest	—	—	—	—	(275)	(275)
Adoption of ASU 2016-01 (See Note 1)	—	—	937	(937)	—	—
Balances at December 31, 2018	$95	$247,790	$144,364	$(5,640)	$743	$387,352
Comprehensive income:
Net income	—	—	54,641	—	347	54,988
Other comprehensive income (loss)	—	—	—	10,058	—	10,058
Stock-based compensation expense	—	5,038	—	—	—	5,038
Exercise of stock options, net	3	8,147	—	—	—	8,150
Issuance of common stock in acquisitions, net of capitalized issuance costs of $163	12	79,622	—	—	—	79,634
Issuance of common stock	—	592	—	—	—	592
Purchase and retirement of common stock	(4)	(28,456)	—	—	—	(28,460)
Distribution to noncontrolling interest	—	—	—	—	(362)	(362)
Balances at December 31, 2019	$106	$312,733	$199,005	$4,418	$728	$516,990

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Cash Flows	Years Ended December 31,
(In thousands)	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$54,988	$41,353	$33,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	7,311	6,282	7,067
Provision for loan losses	1,200	1,600	2,325
Provision for deferred taxes	(2,652)	(1,521)	6,962
Increase in cash surrender value of life insurance	(1,967)	(1,857)	(1,778)
Stock-based compensation expense	5,038	4,901	3,064
Assets (gains) losses, net	(7,897)	(1,169)	(2,029)
Gain on sale of loans held for sale, net	(11,244)	(5,499)	(4,777)
Proceeds from sale of loans held for sale	425,530	241,739	222,879
Origination of loans held for sale	(418,229)	(234,416)	(219,696)
Net change in accrued interest receivable and other assets	(2,951)	(666)	(5,360)
Net change in accrued interest payable and other liabilities	9,010	242	(1,377)
Net cash provided by operating activities	58,137	50,989	40,713
Cash Flows From Investing Activities:
Net (increase) decrease in certificates of deposit in other banks	(1,924)	753	2,238
Purchases of securities AFS	(95,627)	(76,564)	(63,117)
Proceeds from sales of securities AFS	23,405	5,280	10,798
Proceeds from calls and maturities of securities AFS	53,933	66,706	47,569
Net (increase) decrease in loans	(57,156)	(71,629)	(160,624)
Purchases of other investments	(2,669)	(1,550)	(3,320)
Proceeds from sales of other investments	17,144	807	6,678
Net increases in premises and equipment	(4,392)	(4,260)	(2,018)
Proceeds from sales of other real estate and other assets	457	2,824	1,724
Purchase of BOLI	(5,000)	—	—
Proceeds from redemption of BOLI	1,348	561	—
Net cash received in business combinations	7,331	—	9,119
Net cash provided by (used in) investing activities	(63,150)	(77,072)	(150,953)
Cash Flows From Financing Activities:
Net increase in deposits	49,259	143,153	126,782
Net decrease in short-term borrowings	(4,233)	—	—
Proceeds from long-term borrowings	—	—	30,000
Repayments of long-term borrowings	(87,237)	(1,253)	(9,549)
Distribution to noncontrolling interest	(362)	(275)	—
Capitalized issuance costs, net	(163)	—	(186)
Purchase and retirement of common stock	(28,460)	(22,749)	(15,007)
Proceeds from issuance of common stock, net	8,742	1,800	4,030
Net cash provided by (used in) financing activities	(62,454)	120,676	136,070
Net increase (decrease) in cash and cash equivalents	(67,467)	94,593	25,830
Beginning cash and cash equivalents	249,526	154,933	129,103
Ending cash and cash equivalents *	$182,059	$249,526	$154,933
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$22,334	$18,537	$10,932
Cash paid for taxes	16,140	10,821	12,789
Transfer of loans and bank premises to other real estate owned	1,025	607	828
Capitalized mortgage servicing rights	2,876	1,203	876
Transfer of loans from held for sale to held for investment	—	—	3,236
Acquisitions:
Fair value of assets acquired	$412,000	$—	$439,000
Fair value of liabilities assumed	377,000	—	398,000
Net assets acquired	$35,000	$—	$41,000
Common stock issued in acquisitions	79,797	—	62,246
* Cash and cash equivalents include restricted cash of $6.0 million, $6.3 million, and $5.4 million at December 31, 2019, 2018, and 2017, respectively, for the reserve balance required with the Federal Reserve Bank. At December 31, 2019, cash and cash equivalents also includes restricted cash of $1.3 million pledged as collateral on interest rate swaps.

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

The Company partnered with Nicolet Joint Ventures, LLC (the “JV”), a real estate development and investment firm (the “Firm”), to develop and own the Company’s headquarters facility. The Firm is considered a related party, as one of its principals is a Board member and shareholder of the Company. The JV involves a 50% ownership by the Company. See Note 14 for additional related party disclosures.

The Company also owns Brookfield Investment Partners, LLC (“Brookfield Investments”), a wholly owned investment advisory firm that provides investment strategy and transactional services to financial institutions. During late 2016, the Company formed Nicolet Advisory Services, LLC (“Nicolet Advisory”), a wholly owned registered investment advisor subsidiary that provides brokerage and investment advisory services to customers.

During 2019, the Bank liquidated a portion of its equity interest in United Financial Services, LLC (“LLC”), a data processing and e-banking entity. Prior to the partial liquidation, the Bank owned a 49.8% indirect interest in LLC through its stock ownership of United Financial Services, Inc. (“INC”), collectively referred to as “UFS”. In May 2019, LLC sold membership units to various community banks through a private placement offering, with the full proceeds used to redeem a portion of the membership units held in INC. In turn, INC used the full proceeds net of tax to redeem 80% of the shares of its stock owned by Nicolet, and Nicolet recognized an after-tax gain of $7.4 million on the partial sale. Given the level of control, the investment in UFS is carried in other assets under the equity method of accounting. The carrying value of the Bank’s investment in UFS was $2.8 million and $11.5 million at December 31, 2019 and 2018, respectively. The Bank’s pro rata share of UFS income is included in other noninterest income, and was $0.9 million, $1.8 million, and $1.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. Amounts paid to UFS for data processing services by the Bank were $3.2 million, $2.8 million, and $2.6 million in 2019, 2018, and 2017, respectively.

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

Operating Segment: The consolidated income of the Company is derived principally from the Bank, which conducts lending (primarily commercial-based loans, as well as residential and consumer loans) and deposit gathering (including other banking- and deposit-related products and services, such as ATMs, safe deposit boxes, check cashing, wires, and debit cards) to businesses, consumers and governmental units principally in its trade area of northeastern and central Wisconsin, and Menominee, Michigan, trust services, brokerage services (delivered through the Bank and Nicolet Advisory), and the support to deliver, fund and manage all such banking and wealth management services to its customer base. The individual contributions of the JV, Brookfield Investments and Nicolet Advisory were not significant to the consolidated balance sheet or net income for 2019, 2018, or 2017. While the chief operating decision makers monitor the revenue streams of the various products and services, and evaluate costs, balance sheet positions and quality, all such products, services and activities are directly or indirectly related to the business of community banking, with no regular, formal or material segment delineations. Operations are managed and financial performance is evaluated on a company-wide basis, and accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits in other banks with original maturities of less than 90 days, if any, and federal funds sold. The Bank maintains amounts in due from banks which, at times, may exceed federally insured limits. Management monitors these correspondent relationships. The Bank has not experienced any losses in such accounts. The Bank may have restrictions on cash and due from banks as it is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. At December 31, 2019 and 2018, the reserve balance required with the Federal Reserve Bank approximated $6.0 million and $6.3 million, respectively, of which there was sufficient cash to cover the reserve requirement. In addition, cash and cash equivalents includes restricted cash of $1.3 million pledged as collateral on an interest rate swap.

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

Management evaluates securities AFS for other-than-temporary impairment on a quarterly basis. A decline in the market value of any investment below amortized cost that is deemed other-than-temporary is charged to earnings for the decline in value deemed to be credit related and a new cost basis in the security is established. The decline in value attributed to non-credit related factors considered temporary in nature is recognized in other comprehensive income. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer for a period sufficient to allow for any anticipated recovery in fair value in the near term.

Other Investments: Other investments include equity securities with readily determinable fair values, “restricted” equity securities, and private company securities. At December 31, 2019, other investments included $3.4 million of equity securities with readily determinable fair values, $16.8 million of "restricted" equity securities, and $3.9 million of private company securities. As a member

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

of the Federal Reserve Bank System, Federal Agricultural Mortgage Corporation, and the Federal Home Loan Bank (“FHLB”) System, the Bank is required to maintain an investment in the capital stock of these entities. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other exchange traded equity securities. As no ready market exists for these stocks, and they have no quoted market value, these investments are carried at cost. Also included are investments in other private companies that do not have quoted market prices, which are carried at cost less other-than-temporary impairment charges, if any. Management’s evaluation of these other investments for impairment includes consideration of the financial condition and other available relevant information of the issuer.

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value as determined on an aggregate basis and generally consist of current production of certain fixed-rate residential first mortgages. The amount by which cost exceeds market value is recorded as a valuation allowance and charged to earnings. Changes, if any, in the valuation allowance are also included in earnings in the period in which the change occurs. As of December 31, 2019 and 2018, no valuation allowance was necessary. Loans held for sale may be sold servicing retained or servicing released, and are generally sold without recourse. The carrying value of mortgage loans sold with servicing retained is reduced by the amount allocated to the servicing right at the time of sale. Gains and losses on sales of mortgage loans held for sale are included in earnings in mortgage income, net.

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

Credit-Related Financial Instruments: In the ordinary course of business the Company has entered into financial instruments consisting of commitments to extend credit, financial standby letters of credit, and performance standby letters of credit. Financial

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

standby letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while performance standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Such financial instruments are recorded in the consolidated financial statements when they are funded. See Note 13 for additional information and disclosures on credit-related financial instruments.

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

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment from acquisitions were recorded at estimated fair value on the respective dates of acquisition. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on the straight-line method over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Maintenance and repairs are expensed as incurred. See Note 5 for additional information on premises and equipment.

Estimated useful lives of new premises and equipment generally range as follows:

Building and improvements	25 – 40 years
Leasehold improvements	5 – 15 years
Furniture and equipment	3 – 10 years

Other Real Estate Owned (“OREO”): OREO acquired through partial or total satisfaction of loans or bank facilities no longer in use are carried at fair value less estimated costs to sell. Any write-down in the carrying value of loans or vacated bank premises at the time of transfer to OREO is charged to the ALLL or to write-down of assets, respectively. OREO properties acquired in conjunction with the acquisition transactions were recorded at fair value on the date of acquisition. Any subsequent write-downs to reflect current fair value, as well as gains or losses on disposition and revenues and expenses incurred to hold and maintain such properties, are treated as period costs. At December 31, 2019 and 2018, OREO was $1.0 million and $0.4 million, respectively.

Goodwill and Other Intangibles: Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if certain events or circumstances occur. Other intangibles include core deposit intangibles (which represent the value of acquired customer core deposit bases) and customer list intangibles. The core deposit intangibles have an estimated finite life, are amortized on an accelerated basis over a 10-year period, and are subject to periodic impairment evaluation. The customer list intangibles have finite lives and are amortized on a straight-line basis to expense over their initial weighted average life of approximately 12 years as of acquisition. See Note 6 for additional information on goodwill and other intangibles.

Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s annual assessments resulted in a $0.8 million impairment charge on goodwill in late 2019 for a recent change in business strategy, while no other impairment was indicated on the remaining goodwill and other intangibles for 2019 or 2018.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

The Company periodically evaluates its MSRs for impairment. At each reporting date impairment is assessed based on estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). The value of MSRs is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase.  A valuation allowance is established through a charge to earnings (included in mortgage income, net) to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification.  If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings, though not beyond the net amortized cost carried.  An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan payoff activity) is recognized as a write-down of the MSRs and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings.  A direct write-down permanently reduces the carrying value of the MSRs and valuation allowance, precluding subsequent recoveries.  No valuation allowance or impairment charge was recorded for 2019 or 2018. See Note 6 for additional information on MSRs.

Bank-owned Life Insurance (“BOLI”): The Company owns BOLI on certain executives and employees. BOLI balances are recorded at their cash surrender values. Changes in the cash surrender values and death proceeds exceeding carrying values are included in noninterest income.

Short-term Borrowings: Short-term borrowings consist primarily of overnight Federal funds purchased and securities sold under agreements to repurchase (“repos”), or other short-term borrowing arrangements with an original maturity of one year or less. Repos are with commercial deposit customers, and are treated as financing activities carried at the amounts that will be subsequently repurchased as specified in the respective agreements. Repos generally mature within one to four days from the transaction date. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no outstanding agreements at December 31, 2019 or 2018.

Stock-based Compensation: Share-based payments to employees, including grants of restricted stock or stock options, are valued at fair value of the award on the date of grant and expensed on a straight-line basis as compensation expense over the applicable vesting period. A Black-Scholes model is utilized to estimate the fair value of stock options and the quoted market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. See Note 10 for additional information on stock-based compensation.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The Company may also recognize a liability for unrecognized tax benefits from uncertainty in income tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. At December 31, 2019, the Company determined it had no significant uncertainty in income tax positions. Interest and penalties related to unrecognized tax benefits are classified as income tax expense. See Note 12 for additional information on income taxes.

Earnings per Common Share: Basic earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares adjusted for the dilutive effect of outstanding common stock awards, if any. See Note 19 for additional information on earnings per common share.

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

Revenue Recognition: Accounting principles require that an entity recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance includes a five-step model to apply to revenue recognition, consisting of the following: (1) identify the contract; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when or as the performance obligation is satisfied. See Note 20 for additional information on Revenue from Contracts with Customers (Topic 606).

Reclassifications: Certain amounts in the 2018 and 2017 consolidated financial statements have been reclassified to conform to the 2019 presentation.

Recent Accounting Pronouncements Adopted: In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging transactions. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the updated guidance effective January 1, 2019 with no material impact on its consolidated financial statements, because the Company does not have any significant derivatives and does not currently apply hedge accounting to derivatives.

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

Upon adoption, Nicolet recognized an ROU asset and lease liability of approximately $5 million. There was no impact to its consolidated statements of income or cash flows compared to the prior lease accounting model. The ROU asset and lease liability are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. As part of the adoption, Nicolet elected the package of practical expedients permitted under the transition guidance of the new standard which allowed the carry

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

forward of the historical lease classification. Nicolet also elected the practical expedient to group lease and non-lease components as a single lease component; thus, the Company's leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common area or other maintenance costs). See Note 5 for the new disclosures required by Topic 842.
NOTE 2. ACQUISITIONS
Choice Bancorp, Inc. (“Choice”):
On November 8, 2019, the Company consummated its merger with Choice, pursuant to the terms of the Agreement and Plan of Merger dated June 26, 2019, (the “Choice Merger Agreement”), whereby Choice was merged with and into Nicolet, and Choice Bank, the wholly owned bank subsidiary of Choice, was merged with and into the Bank. The system integration was completed, and the two branches of Choice opened on November 12, 2019, as Nicolet National Bank branches, expanding its presence in the Oshkosh marketplace. The Company closed its legacy Oshkosh location concurrently with the consummation of the Choice merger.
The purpose of the merger was to continue Nicolet’s interest in strategic growth, consistent with its plan to improve profitability through efficiency, leverage the strengths of each bank across the combined customer base, and add shareholder value. With the merger, Nicolet became the leading community bank to serve the Oshkosh marketplace.
Pursuant to the Choice Merger Agreement, the final purchase price consisted of issuing 1,184,102 shares of the Company's common stock (given the final stock-for-stock exchange ratio of 0.497, and not exchanging the Choice shares owned by the Company immediately prior to the time of the merger), for common stock consideration of $79.8 million (based on $67.39 per share, the volume weighted average closing price of the Company's common stock over the preceding 30 trading day period) plus cash consideration of $1.7 million. Approximately $0.2 million in direct stock issuance costs for the merger were incurred and charged against additional paid-in capital.
Upon consummation, the Company added $457 million in assets, including $348 million in loans, $289 million in deposits, $1.7 million in core deposit intangible, and $45 million of goodwill. The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Choice prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective estimated fair values at the date of acquisition.
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
First Menasha Bancshares, Inc. (“First Menasha”):
On April 28, 2017, the Company consummated its merger with First Menasha pursuant to the Agreement and Plan of Merger dated November 3, 2016, (the “First Menasha Merger Agreement”), whereby First Menasha was merged with and into the Company, and The First National Bank-Fox Valley, the wholly owned commercial bank subsidiary of First Menasha, was merged with and into the Bank. The system integration was completed, and five branches of First Menasha opened on May 1, 2017, as Nicolet National Bank branches, expanding its presence in Calumet and Winnebago Counties, Wisconsin. The Company closed one of its Calumet County locations concurrently with the consummation of the First Menasha merger.
Pursuant to the First Menasha Merger Agreement, the final purchase price consisted of issuing 1,309,885 shares of the Company’s common stock (given the final stock-for-stock exchange ratio of 3.126, and not exchanging the First Menasha shares owned by the Company immediately prior to the time of the merger), for common stock consideration of $62.2 million (based on $47.52 per share, the volume weighted average closing price of the Company’s common stock over the preceding 20 trading day period) plus cash consideration of $19.3 million. Approximately $0.2 million in direct stock issuance costs for the merger were incurred and charged against additional paid-in capital.
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 3.  SECURITIES AVAILABLE FOR SALE
Amortized cost and fair value of securities available for sale are summarized as follows.

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$16,516	$4	$60	$16,460
State, county and municipals	155,501	1,049	157	156,393
Mortgage-backed securities	193,223	2,492	697	195,018
Corporate debt securities	78,009	3,422	—	81,431
	$443,249	$6,967	$914	$449,302

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$22,467	$—	$818	$21,649
State, county and municipals	163,702	76	3,252	160,526
Mortgage-backed securities	134,350	328	3,034	131,644
Corporate debt securities	87,352	66	1,093	86,325
	$407,871	$470	$8,197	$400,144
The following table presents gross unrealized losses and the related estimated fair value of investment securities available for sale, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position.

	December 31, 2019
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$1,035	$2	$11,091	$58	$12,126	$60	6
State, county and municipals	22,451	132	7,605	25	30,056	157	56
Mortgage-backed securities	49,626	245	47,271	452	96,897	697	150
Corporate debt securities	—	—	—	—	—	—	—
	$73,112	$379	$65,967	$535	$139,079	$914	212

	December 31, 2018
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$—	$—	$21,649	$818	$21,649	$818	3
State, county and municipals	16,136	98	130,975	3,154	147,111	3,252	440
Mortgage-backed securities	20,568	132	89,189	2,902	109,757	3,034	204
Corporate debt securities	51,592	677	9,757	416	61,349	1,093	33
	$88,296	$907	$251,570	$7,290	$339,866	$8,197	680
As of December 31, 2019, the Company does not consider its securities AFS with unrealized losses to be other-than-temporarily impaired as the unrealized losses in each category have occurred as a result of changes in interest rates, market spreads, and market

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

conditions subsequent to purchase, not credit deterioration. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairment charges recognized in earnings on securities AFS during 2019, 2018, or 2017.
The amortized cost and fair value of securities AFS by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; as this is particularly inherent in mortgage-backed securities, these securities are not included in the maturity categories below. See Note 17 for additional information on the Company’s fair value measurements.

	December 31, 2019
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$18,662	$18,679
Due in one year through five years	187,010	190,149
Due after five years through ten years	35,440	35,829
Due after ten years	8,914	9,627
	250,026	254,284
Mortgage-backed securities	193,223	195,018
Securities AFS	$443,249	$449,302
AFS securities with a carrying value of $166 million and $157 million as of December 31, 2019 and 2018, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.
Proceeds from sales of securities AFS is summarized as follows.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Gross gains	$152	$—	$1,227
Gross losses	(174)	(212)	(7)
Gains (losses) on sales of securities AFS, net	$(22)	$(212)	$1,220
Proceeds from sales of securities AFS	$23,405	$5,280	$10,798
NOTE 4. LOANS, ALLOWANCE FOR LOAN LOSSES, AND CREDIT QUALITY
The loan composition is summarized as follows.

	December 31, 2019		December 31, 2018
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$806,189	31%	$684,920	32%
Owner-occupied commercial real estate (“CRE”)	496,372	19	441,353	20
Agricultural (“AG”) production	35,982	2	35,625	2
AG real estate	59,468	2	53,444	2
CRE investment	443,218	17	343,652	16
Construction & land development	92,970	4	80,599	4
Residential construction	54,403	2	30,926	1
Residential first mortgage	432,167	17	357,841	17
Residential junior mortgage	122,771	5	111,328	5
Retail & other	30,211	1	26,493	1
Loans	2,573,751	100%	2,166,181	100%
Less ALLL	13,972		13,153
Loans, net	$2,559,779		$2,153,028
ALLL to loans	0.54%		0.61%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

As a further breakdown, loans are summarized by originated and acquired as follows.

	December 31, 2019				December 31, 2018
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$641,341	39%	$164,848	18%	$568,100	38%	$116,820	17%
Owner-occupied CRE	329,138	20	167,234	18	283,531	19	157,822	23
AG production	11,824	1	24,158	3	11,113	1	24,512	4
AG real estate	38,983	2	20,485	2	31,374	2	22,070	3
CRE investment	183,746	11	259,472	28	171,087	12	172,565	25
Construction & land development	56,086	3	36,884	4	66,478	4	14,121	2
Residential construction	43,460	3	10,943	1	30,926	2	—	—
Residential first mortgage	232,580	14	199,587	22	220,368	15	137,473	20
Residential junior mortgage	90,284	5	32,487	4	78,379	5	32,949	5
Retail & other	28,373	2	1,838	—	23,809	2	2,684	1
Loans	1,655,815	100%	917,936	100%	1,485,165	100%	681,016	100%
Less ALLL	12,116		1,856		11,448		1,705
Loans, net	$1,643,699		$916,080		$1,473,717		$679,311
ALLL to loans	0.73%		0.20%		0.77%		0.25%
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
A roll forward of the allowance for loan losses is summarized as follows.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Beginning balance	$13,153	$12,653	$11,820
Provision for loan losses	1,200	1,600	2,325
Charge-offs	(927)	(1,213)	(1,604)
Recoveries	546	113	112
Net charge-offs	(381)	(1,100)	(1,492)
Ending balance	$13,972	$13,153	$12,653

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment for the year ended December 31, 2019.

	TOTAL – Year Ended December 31, 2019
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$5,271	$2,847	$121	$301	$1,470	$510	$211	$1,646	$472	$304	$13,153
Provision	(61)	254	89	68	130	(96)	383	9	86	338	1,200
Charge-offs	(159)	(93)	—	—	—	—	(226)	(22)	(80)	(347)	(927)
Recoveries	420	2	—	—	—	—	—	36	39	49	546
Net charge-offs	261	(91)	—	—	—	—	(226)	14	(41)	(298)	(381)
Ending balance	$5,471	$3,010	$210	$369	$1,600	$414	$368	$1,669	$517	$344	$13,972
As % of ALLL	39%	22%	1%	3%	11%	3%	3%	12%	4%	2%	100%
ALLL:
Individually evaluated	$625	$—	$116	$—	$—	$—	$—	$—	$—	$—	$741
Collectively evaluated	4,846	3,010	94	369	1,600	414	368	1,669	517	344	13,231
Ending balance	$5,471	$3,010	$210	$369	$1,600	$414	$368	$1,669	$517	$344	$13,972
Loans:
Individually evaluated	$5,932	$3,430	$1,061	$1,073	$2,426	$382	$—	$2,357	$218	$12	$16,891
Collectively evaluated	800,257	492,942	34,921	58,395	440,792	92,588	54,403	429,810	122,553	30,199	2,556,860
Total loans	$806,189	$496,372	$35,982	$59,468	$443,218	$92,970	$54,403	$432,167	$122,771	$30,211	$2,573,751
Less ALLL	5,471	3,010	210	369	1,600	414	368	1,669	517	344	13,972
Net loans	$800,718	$493,362	$35,772	$59,099	$441,618	$92,556	$54,035	$430,498	$122,254	$29,867	$2,559,779

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

As a further breakdown, the ALLL is summarized by originated and acquired as follows.

	Originated – Year Ended December 31, 2019
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,683	$2,439	$110	$255	$1,230	$431	$211	$1,400	$408	$281	$11,448
Provision	(207)	212	85	57	124	(81)	340	5	25	335	895
Charge-offs	(59)	(93)	—	—	—	—	(226)	(22)	(20)	(347)	(767)
Recoveries	420	2	—	—	—	—	—	36	33	49	540
Net charge-offs	361	(91)	—	—	—	—	(226)	14	13	(298)	(227)
Ending balance	$4,837	$2,560	$195	$312	$1,354	$350	$325	$1,419	$446	$318	$12,116
As % of ALLL	40%	21%	2%	2%	11%	3%	3%	12%	4%	2%	100%
ALLL:
Individually evaluated	$625	$—	$116	$—	$—	$—	$—	$—	$—	$—	$741
Collectively evaluated	4,212	2,560	79	312	1,354	350	325	1,419	446	318	11,375
Ending balance	$4,837	$2,560	$195	$312	$1,354	$350	$325	$1,419	$446	$318	$12,116
Loans:
Individually evaluated	$1,993	$1,845	$1,008	$862	$—	$—	$—	$—	$—	$—	$5,708
Collectively evaluated	639,348	327,293	10,816	38,121	183,746	56,086	43,460	232,580	90,284	28,373	1,650,107
Total loans	$641,341	$329,138	$11,824	$38,983	$183,746	$56,086	$43,460	$232,580	$90,284	$28,373	$1,655,815
Less ALLL	4,837	2,560	195	312	1,354	350	325	1,419	446	318	12,116
Net loans	$636,504	$326,578	$11,629	$38,671	$182,392	$55,736	$43,135	$231,161	$89,838	$28,055	$1,643,699

	Acquired – Year Ended December 31, 2019
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$588	$408	$11	$46	$240	$79	$—	$246	$64	$23	$1,705
Provision	146	42	4	11	6	(15)	43	4	61	3	305
Charge-offs	(100)	—	—	—	—	—	—	—	(60)	—	(160)
Recoveries	—	—	—	—	—	—	—	—	6	—	6
Net charge-offs	(100)	—	—	—	—	—	—	—	(54)	—	(154)
Ending balance	$634	$450	$15	$57	$246	$64	$43	$250	$71	$26	$1,856
As % of ALLL	34%	24%	1%	3%	13%	4%	2%	14%	4%	1%	100%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	634	450	15	57	246	64	43	250	71	26	1,856
Ending balance	$634	$450	$15	$57	$246	$64	$43	$250	$71	$26	$1,856
Loans:
Individually evaluated	$3,939	$1,585	$53	$211	$2,426	$382	$—	$2,357	$218	$12	$11,183
Collectively evaluated	160,909	165,649	24,105	20,274	257,046	36,502	10,943	197,230	32,269	1,826	906,753
Total loans	$164,848	$167,234	$24,158	$20,485	$259,472	$36,884	$10,943	$199,587	$32,487	$1,838	$917,936
Less ALLL	634	450	15	57	246	64	43	250	71	26	1,856
Net loans	$164,214	$166,784	$24,143	$20,428	$259,226	$36,820	$10,900	$199,337	$32,416	$1,812	$916,080

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

For comparison, the following tables present the balance and activity in the ALLL by portfolio segment and the recorded investment in loans by portfolio segment for the year ended December 31, 2018.

	TOTAL – Year Ended December 31, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,934	$2,607	$129	$296	$1,388	$726	$251	$1,609	$488	$225	$12,653
Provision	1,107	300	(8)	5	119	(216)	(40)	117	(51)	267	1,600
Charge-offs	(813)	(74)	—	—	(37)	—	—	(85)	—	(204)	(1,213)
Recoveries	43	14	—	—	—	—	—	5	35	16	113
Net charge-offs	(770)	(60)	—	—	(37)	—	—	(80)	35	(188)	(1,100)
Ending balance	$5,271	$2,847	$121	$301	$1,470	$510	$211	$1,646	$472	$304	$13,153
As % of ALLL	40%	22%	1%	2%	11%	4%	2%	12%	4%	2%	100%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	5,271	2,847	121	301	1,470	510	211	1,646	472	304	13,153
Ending balance	$5,271	$2,847	$121	$301	$1,470	$510	$211	$1,646	$472	$304	$13,153
Loans:
Individually evaluated	$2,927	$1,506	$—	$222	$1,686	$603	$—	$2,750	$233	$12	$9,939
Collectively evaluated	681,993	439,847	35,625	53,222	341,966	79,996	30,926	355,091	111,095	26,481	2,156,242
Total loans	$684,920	$441,353	$35,625	$53,444	$343,652	$80,599	$30,926	$357,841	$111,328	$26,493	$2,166,181
Less ALLL	5,271	2,847	121	301	1,470	510	211	1,646	472	304	13,153
Net loans	$679,649	$438,506	$35,504	$53,143	$342,182	$80,089	$30,715	$356,195	$110,856	$26,189	$2,153,028

As a further breakdown, the December 31, 2018 ALLL is summarized by originated and acquired as follows.

	Originated – Year Ended December 31, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$4,192	$2,115	$112	$235	$1,154	$628	$200	$1,297	$409	$200	$10,542
Provision	1,262	385	(2)	20	113	(197)	11	187	(31)	266	2,014
Charge-offs	(813)	(64)	—	—	(37)	—	—	(85)	—	(201)	(1,200)
Recoveries	42	3	—	—	—	—	—	1	30	16	92
Net charge-offs	(771)	(61)	—	—	(37)	—	—	(84)	30	(185)	(1,108)
Ending balance	$4,683	$2,439	$110	$255	$1,230	$431	$211	$1,400	$408	$281	$11,448
As % of ALLL	41%	21%	1%	2%	11%	4%	2%	12%	4%	2%	100%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	4,683	2,439	110	255	1,230	431	211	1,400	408	281	11,448
Ending balance	$4,683	$2,439	$110	$255	$1,230	$431	$211	$1,400	$408	$281	$11,448
Loans:
Individually evaluated	$227	$321	$—	$—	$—	$—	$—	$—	$—	$—	$548
Collectively evaluated	567,873	283,210	11,113	31,374	171,087	66,478	30,926	220,368	78,379	23,809	1,484,617
Total loans	$568,100	$283,531	$11,113	$31,374	$171,087	$66,478	$30,926	$220,368	$78,379	$23,809	$1,485,165
Less ALLL	4,683	2,439	110	255	1,230	431	211	1,400	408	281	11,448
Net loans	$563,417	$281,092	$11,003	$31,119	$169,857	$66,047	$30,715	$218,968	$77,971	$23,528	$1,473,717

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

	Acquired – Year Ended December 31, 2018
(in thousands)	Commercial & industrial	Owner- occupied CRE	AG production	AG real estate	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ALLL:
Beginning balance	$742	$492	$17	$61	$234	$98	$51	$312	$79	$25	$2,111
Provision	(155)	(85)	(6)	(15)	6	(19)	(51)	(70)	(20)	1	(414)
Charge-offs	—	(10)	—	—	—	—	—	—	—	(3)	(13)
Recoveries	1	11	—	—	—	—	—	4	5	—	21
Net charge-offs	1	1	—	—	—	—	—	4	5	(3)	8
Ending balance	$588	$408	$11	$46	$240	$79	$—	$246	$64	$23	$1,705
As % of ALLL	34%	24%	1%	3%	14%	5%	—%	14%	4%	1%	100%
ALLL:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	588	408	11	46	240	79	—	246	64	23	1,705
Ending balance	$588	$408	$11	$46	$240	$79	$—	$246	$64	$23	$1,705
Loans:
Individually evaluated	$2,700	$1,185	$—	$222	$1,686	$603	$—	$2,750	$233	$12	$9,391
Collectively evaluated	114,120	156,637	24,512	21,848	170,879	13,518	—	134,723	32,716	2,672	671,625
Total loans	$116,820	$157,822	$24,512	$22,070	$172,565	$14,121	$—	$137,473	$32,949	$2,684	$681,016
Less ALLL	588	408	11	46	240	79	—	246	64	23	1,705
Net loans	$116,232	$157,414	$24,501	$22,024	$172,325	$14,042	$—	$137,227	$32,885	$2,661	$679,311
The following tables present nonaccrual loans by portfolio segment in total and then as a further breakdown by originated or acquired.

	Total Nonaccrual Loans
(in thousands)	December 31, 2019	% to Total	December 31, 2018	% to Total
Commercial & industrial	$6,249	44%	$2,816	52%
Owner-occupied CRE	3,311	23	673	12
AG production	1,062	8	—	—
AG real estate	836	6	164	3
CRE investment	1,073	8	210	4
Construction & land development	20	—	80	1
Residential construction	—	—	1	—
Residential first mortgage	1,090	8	1,265	23
Residential junior mortgage	480	3	262	5
Retail & other	1	—	—	—
Nonaccrual loans	$14,122	100%	$5,471	100%
Percent of total loans	0.5%		0.2%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

	Originated and Acquired Nonaccrual Loans
	December 31, 2019				December 31, 2018
(in thousands)	Originated Amount	% of Total	Acquired Amount	% of Total	Originated Amount	% of Total	Acquired Amount	% of Total
Commercial & industrial	$2,283	36%	$3,966	51%	$352	25%	$2,464	61%
Owner-occupied CRE	1,846	29	1,465	19	362	26	311	8
AG production	1,009	16	53	1	—	—	—	—
AG real estate	625	10	211	3	—	—	164	4
CRE investment	—	—	1,073	14	—	—	210	5
Construction & land development	—	—	20	—	—	—	80	2
Residential construction	—	—	—	—	1	—	—	—
Residential first mortgage	434	7	656	8	629	45	636	15
Residential junior mortgage	126	2	354	4	65	4	197	5
Retail & other	1	—	—	—	—	—	—	—
Nonaccrual loans	$6,324	100%	$7,798	100%	$1,409	100%	$4,062	100%
Percent of nonaccrual loans	45%		55%		26%		74%
 The following tables present past due loans by portfolio segment.

	December 31, 2019
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$1,729	$6,249	$798,211	$806,189
Owner-occupied CRE	112	3,311	492,949	496,372
AG production	—	1,062	34,920	35,982
AG real estate	—	836	58,632	59,468
CRE investment	—	1,073	442,145	443,218
Construction & land development	2,063	20	90,887	92,970
Residential construction	302	—	54,101	54,403
Residential first mortgage	2,736	1,090	428,341	432,167
Residential junior mortgage	217	480	122,074	122,771
Retail & other	110	1	30,100	30,211
Total loans	$7,269	$14,122	$2,552,360	$2,573,751
Percent of total loans	0.3%	0.5%	99.2%	100.0%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

	December 31, 2018
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$—	$2,816	$682,104	$684,920
Owner-occupied CRE	557	673	440,123	441,353
AG production	19	—	35,606	35,625
AG real estate	35	164	53,245	53,444
CRE investment	180	210	343,262	343,652
Construction & land development	—	80	80,519	80,599
Residential construction	—	1	30,925	30,926
Residential first mortgage	758	1,265	355,818	357,841
Residential junior mortgage	12	262	111,054	111,328
Retail & other	10	—	26,483	26,493
Total loans	$1,571	$5,471	$2,159,139	$2,166,181
Percent of total loans	0.1%	0.2%	99.7%	100.0%
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following tables present total loans by risk categories.

	December 31, 2019
(in thousands)	Grades 1-4	Grade 5	Grade 6	Grade 7	Grades 8-9	Total
Commercial & industrial	$765,073	$20,199	$7,663	$13,254	$—	$806,189
Owner-occupied CRE	464,661	20,855	953	9,903	—	496,372
AG production	27,521	3,174	1,229	4,058	—	35,982
AG real estate	49,561	3,611	2,046	4,250	—	59,468
CRE investment	430,794	8,085	2,578	1,761	—	443,218
Construction & land development	90,523	2,213	15	219	—	92,970
Residential construction	53,286	1,117	—	—	—	54,403
Residential first mortgage	424,044	4,677	668	2,778	—	432,167
Residential junior mortgage	122,249	35	—	487	—	122,771
Retail & other	30,210	—	—	1	—	30,211
Total loans	$2,457,922	$63,966	$15,152	$36,711	$—	$2,573,751
Percent of total loans	95.5%	2.5%	0.6%	1.4%	—%	100.0%

	December 31, 2018
(in thousands)	Grades 1-4	Grade 5	Grade 6	Grade 7	Grades 8-9	Total
Commercial & industrial	$649,475	$16,145	$6,178	$13,122	$—	$684,920
Owner-occupied CRE	405,198	22,776	6,569	6,810	—	441,353
AG production	29,363	3,302	2,351	609	—	35,625
AG real estate	46,248	3,246	2,983	967	—	53,444
CRE investment	334,080	6,792	—	2,780	—	343,652
Construction & land development	75,365	5,138	16	80	—	80,599
Residential construction	30,926	—	—	—	—	30,926
Residential first mortgage	353,239	1,406	510	2,686	—	357,841
Residential junior mortgage	111,037	17	—	274	—	111,328
Retail & other	26,493	—	—	—	—	26,493
Total loans	$2,061,424	$58,822	$18,607	$27,328	$—	$2,166,181
Percent of total loans	95.1%	2.7%	0.9%	1.3%	—%	100.0%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following tables present impaired loans.

	December 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$5,932	$7,950	$625	$5,405	$1,170
Owner-occupied CRE	3,430	4,016	—	3,677	256
AG production	1,061	1,090	116	1,221	28
AG real estate	1,073	1,082	—	1,090	9
CRE investment	2,426	2,790	—	2,497	364
Construction & land development	382	382	—	460	—
Residential construction	—	—	—	—	—
Residential first mortgage	2,357	2,629	—	2,412	178
Residential junior mortgage	218	349	—	224	58
Retail & other	12	12	—	12	—
Total	$16,891	$20,300	$741	$16,998	$2,063
Originated impaired loans	$5,708	$5,938	$741	$5,978	$230
Acquired impaired loans	11,183	14,362	—	11,020	1,833
Total	$16,891	$20,300	$741	$16,998	$2,063

	December 31, 2018
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$2,927	$6,736	$—	$4,041	$660
Owner-occupied CRE	1,506	1,833	—	1,659	137
AG production	—	—	—	—	—
AG real estate	222	281	—	238	26
CRE investment	1,686	2,484	—	1,606	163
Construction & land development	603	1,506	—	603	21
Residential construction	—	—	—	—	—
Residential first mortgage	2,750	2,907	—	2,478	176
Residential junior mortgage	233	262	—	62	15
Retail & other	12	12	—	12	1
Total	$9,939	$16,021	$—	$10,699	$1,199
Originated impaired loans	$548	$548	$—	$899	$154
Acquired impaired loans	9,391	15,473	—	9,800	1,045
Total	$9,939	$16,021	$—	$10,699	$1,199

Total purchased credit impaired loans (in aggregate since the Company’s 2013 acquisitions) were initially recorded at a fair value of $45.5 million on their respective acquisition dates, net of an initial $35.3 million nonaccretable mark and a zero accretable mark. At December 31, 2019, $11.2 million of the $45.5 million remain in impaired loans.

Nonaccretable discount on PCI loans:	Years Ended December 31,
(in thousands)	2019	2018
Balance at beginning of period	$6,408	$9,471
Acquired balance, net	911	—
Accretion to loan interest income	(4,713)	(1,976)
Transferred to accretable	—	(990)
Disposals of loans	(679)	(97)
Balance at end of period	$1,927	$6,408

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Troubled Debt Restructurings
At December 31, 2019, there were five loans classified as troubled debt restructurings with a current outstanding balance of $1.1 million and a pre-modification balance of $1.4 million. In comparison, at December 31, 2018, there were four loans classified as troubled debt restructurings with an outstanding balance of $0.6 million and a pre-modification balance of $2.7 million. There were no loans which were classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during 2019. As of December 31, 2019, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.
NOTE 5. PREMISES AND EQUIPMENT
Premises and equipment, less accumulated depreciation and amortization, is summarized as follows.

(in thousands)	December 31, 2019	December 31, 2018
Land	$7,418	$6,220
Land improvements	3,865	3,842
Building and improvements	50,818	42,238
Leasehold improvements	4,580	4,092
Furniture and equipment	20,262	18,590
	86,943	74,982
Less accumulated depreciation and amortization	30,474	26,809
Premises and equipment, net	$56,469	$48,173
Depreciation and amortization expense amounted to $3.8 million in 2019, $4.4 million in 2018, and $4.2 million in 2017. The Company and certain of its subsidiaries are obligated under non-cancelable operating leases for facilities, certain of which provide for increased rentals based upon increases in cost of living adjustments and other indices. Rent expense under leases totaled $1.2 million in 2019, $1.4 million in 2018, and $1.1 million in 2017.
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
Nicolet leases space under non-cancelable operating lease agreements for certain bank and nonbank branch facilities with remaining lease terms of 2 to 6 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. The lease asset and liability considers renewal options when they are reasonably certain of being exercised.
A summary of net lease cost and selected other information related to operating leases was as follows.

Year Ended
($ in thousands)	December 31, 2019
Net lease cost:
Operating lease cost	$970
Variable lease cost	233
Net lease cost	$1,203
Selected other operating lease information:
Weighted average remaining lease term (years)	4.3
Weighted average discount rate	2.5%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following table summarizes the maturity of remaining lease liabilities.

Years Ending December 31,	(in thousands)
2020	$1,088
2021	962
2022	851
2023	607
2024	499
Thereafter	16
Total future minimum lease payments	4,023
Less: amount representing interest	(100)
Present value of net future minimum lease payments	$3,923
During the fourth quarter of 2019, a $0.7 million lease termination charge was recorded to other expense due to the closure of a branch, concurrent with the consummation date of the Choice merger.
NOTE 6. GOODWILL AND OTHER INTANGIBLES AND MORTGAGE SERVICING RIGHTS
A summary of goodwill and other intangibles was as follows.

(in thousands)	December 31, 2019	December 31, 2018
Goodwill	$151,198	$107,366
Core deposit intangibles	10,897	12,562
Customer list intangibles	3,872	4,379
Other intangibles	14,769	16,941
Goodwill and other intangibles, net	$165,967	$124,307
Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if certain events or circumstances occur. During 2019, goodwill increased due to the Choice acquisition and impairment was recognized on goodwill initially recorded in 2008 for a recent change in business strategy. See Note 1 for the Company’s accounting policy for goodwill and see Note 2 for additional information on the Company’s acquisitions.

(in thousands)	December 31, 2019	December 31, 2018
Goodwill:
Goodwill at beginning of year	$107,366	$107,366
Acquisition	44,594	—
Impairment	(762)	—
Goodwill at end of year	$151,198	$107,366
Other intangibles: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During 2019, core deposit intangibles increased due to the Choice acquisition, while during 2018 customer list intangibles increased due to the purchase of a brokerage book of business. See Note 1 for the Company’s accounting policy for other intangibles and see Note 2 for additional information on the Company’s acquisitions.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

(in thousands)	December 31, 2019	December 31, 2018
Core deposit intangibles:
Gross carrying amount	$30,715	$29,015
Accumulated amortization	(19,818)	(16,453)
Net book value	$10,897	$12,562
Additions during the period	$1,700	$—
Amortization during the period	$3,365	$3,915
Customer list intangibles:
Gross carrying amount	$5,523	5,523
Accumulated amortization	(1,651)	(1,144)
Net book value	$3,872	$4,379
Additions during the period	$—	$290
Amortization during the period	$507	$474
Mortgage servicing rights: A summary of the changes in the MSR asset was as follows.

(in thousands)	December 31, 2019	December 31, 2018
MSR asset:
MSR asset at beginning of year	$3,749	$3,187
Capitalized MSR	2,876	1,203
MSR asset acquired	160	—
Amortization during the period	(866)	(641)
MSR asset at end of year	$5,919	$3,749
Fair value of MSR asset at end of period	$8,420	$6,347
Residential mortgage loans serviced for others	$847,756	$603,446
Net book value of MSR asset to loans serviced for others	0.70%	0.62%
The Company periodically evaluates its mortgage servicing rights asset for impairment. No valuation allowance or impairment charge was recorded for 2019 or 2018. See Note 1 for the Company’s accounting policy for MSRs, see Note 2 for additional information on the Company’s acquisitions, and see Note 17 for additional information on the fair value of the MSR asset.
The following table shows the estimated future amortization expense for amortizing intangible assets and the MSR asset. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of December 31, 2019. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset
Years Ending December 31,
2020	$2,993	$507	$1,048
2021	2,453	507	865
2022	1,987	507	865
2023	1,490	483	835
2024	1,010	449	503
Thereafter	964	1,419	1,803
Total	$10,897	$3,872	$5,919

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 7. DEPOSITS
At December 31, 2019, the scheduled maturities of time deposits were as follows.

Years Ending December 31,	(in thousands)
2020	$317,693
2021	114,728
2022	50,949
2023	45,040
2024	19,773
Thereafter	2,374
Total time deposits	$550,557
Time deposits of $250,000 or more were $91.2 million and $77.6 million at December 31, 2019 and 2018, respectively.
NOTE 8. SHORT AND LONG-TERM BORROWINGS
Short-Term Borrowings:
The Company did not have any short-term borrowings (borrowing with an original contractual maturity of one year or less) outstanding at December 31, 2019 or 2018.

Long-Term Borrowings:
The components of long-term borrowings (borrowing with an original contractual maturity greater than one year) were as follows.

(in thousands)	December 31, 2019	December 31, 2018
FHLB advances	$25,061	$35,252
Junior subordinated debentures	30,575	30,096
Subordinated notes	11,993	11,957
Total long-term borrowings	$67,629	$77,305
FHLB Advances: The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturity dates through March 2025. The weighted average rate of the FHLB advances was 1.57% and 1.72% at December 31, 2019 and 2018, respectively. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which had a pledged balance of $273.5 million and $295.3 million at December 31, 2019 and 2018, respectively.
The following table shows the maturity schedule of the FHLB advances as of December 31, 2019.

Maturing in:	(in thousands)
2020	$10,061
2021	10,000
2022	—
2023	—
2024	—
2025	5,000
$25,061
The Company has a $10 million line of credit with a third party bank, bearing a variable rate of interest based on one-month LIBOR plus a 2.25% margin, but subject to a floor rate of 3.25%, with quarterly payments of interest only. At December 31, 2019, the available line was $10 million. The outstanding balance was zero at December 31, 2019 and 2018, and the line was not used during 2019 or 2018.
Junior Subordinated Debentures: The following table shows the breakdown of junior subordinated debentures. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair market value) are being accreted to interest expense over the remaining life of the debentures. All the debentures below are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

		Junior Subordinated Debentures
(in thousands)	Maturity Date	Par	12/31/2019 Unamortized Discount	12/31/2019 Carrying Value	12/31/2018 Carrying Value
2004 Nicolet Bankshares Statutory Trust(1)	7/15/2034	$6,186	$—	$6,186	$6,186
2005 Mid-Wisconsin Financial Services, Inc.(2)	12/15/2035	10,310	(3,172)	7,138	6,939
2006 Baylake Corp.(3)	9/30/2036	16,598	(3,883)	12,715	12,478
2004 First Menasha Bancshares, Inc.(4)	3/17/2034	5,155	(619)	4,536	4,493
Total		$38,249	$(7,674)	$30,575	$30,096

(1)	The interest rate is 8.00% fixed.

(2)
The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 3.32% and 4.22% as of December 31, 2019 and 2018, respectively.

(3)
The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of the three-month LIBOR plus 1.35%, adjusted quarterly. The interest rates were 3.31% and 4.15% as of December 31, 2019 and 2018, respectively.

(4)
The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 2.79%, adjusted quarterly. The interest rate was 4.69% and 5.58% as of December 31, 2019 and 2018, respectively.

Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. At December 31, 2019 and 2018, $29.4 million and $28.9 million, respectively, of trust preferred securities qualify as Tier 1 capital.
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
NOTE 9. EMPLOYEE AND DIRECTOR BENEFIT PLANS
The Company sponsors two deferred compensation plans, one for certain key management employees and another for directors. Under the management plan, which was amended in 2016, employees designated by the Board of Directors may elect to defer compensation and the Company may at its discretion make nonelective contributions on behalf of one or more eligible plan participants. Upon retirement, termination of employment or at their election, the employee shall become entitled to receive the deferred amounts plus earnings thereon. The liability for the cumulative employee contributions and earnings thereon at December 31, 2019 and 2018 totaled approximately $906,000 and $527,000, respectively, and is included in other liabilities on the consolidated balance sheets. The Company made discretionary contributions totaling $1,800,000 and $175,000 during 2019 and 2018, respectively, to selected recipients. The contributions made in 2019 vested immediately and were expensed upon grant; while the 2018 contributions will vest and be expensed ratably over the four or five year vesting period from the date of grant.
Under the director plan, participating directors may defer up to 100% of their Board compensation towards the purchase of Company common stock at market prices on a quarterly basis that is held in a Rabbi Trust and distributed when each such participating director ends his or her board service. During 2019 and 2018, the director plan purchased 3,769 and 3,889 shares of Company common stock valued at approximately $220,000 and $213,000, respectively. Common stock valued at approximately $33,000 (and representing 672 shares) and $32,000 (and representing 600 shares) was distributed to past directors during 2019 and 2018, respectively. The common stock outstanding and the related director deferred compensation liability are offsetting components of the Company’s equity in the amount of $1,030,000 at December 31, 2019 and $831,000 at December 31, 2018 representing 29,202 shares and 26,105 shares, respectively.
The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 100% of salary compensation on either a pre-tax or after-tax basis, subject to certain IRS limits. Under the plan, the Company matches 100% of participating employee contributions up to 6% of the participant’s eligible compensation. The Company contribution vests over five years. The Company can make additional annual discretionary profit sharing contributions, as determined by the Board of Directors. During 2019, 2018 and 2017, the Company’s 401(k) expense was approximately $2.9 million (including a $1.1 million profit sharing contribution), $1.8 million, and $2.0 million (including a $0.5 million profit sharing contribution), respectively.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 10. STOCK-BASED COMPENSATION
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors. The Company's stock-based compensation plans at December 31, 2019 are described below.
2011 Long-Term Incentive Plan ("2011 LTIP"): The Company’s 2011 LTIP, as subsequently amended with shareholder approval, has reserved 3,000,000 shares of the Company's common stock for potential stock-based awards. This plan provides for certain stock-based awards such as, but not limited to, stock options, stock appreciation rights and restricted common stock, as well as cash performance awards. As of December 31, 2019, approximately 1.4 million shares were available for grant under this plan.
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

	2019	2018	2017
Dividend yield	—%	—%	—%
Expected volatility	25%	25%	25%
Risk-free interest rate	1.75%	2.61%	2.14%
Expected average life	7 years	7 years	7 years
Weighted average per share fair value of options	$21.30	$17.36	$15.80
A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2016	922,026	$24.39
Granted	949,500	49.93
Exercise of stock options *	(209,371)	18.15
Forfeited	(18,900)	35.36
Outstanding – December 31, 2017	1,643,255	$39.82	8.1	$24,525
Granted	15,500	52.76
Exercise of stock options *	(70,556)	21.52
Forfeited	(6,500)	39.43
Outstanding – December 31, 2018	1,581,699	$40.77	7.4	$13,825
Granted	203,000	69.69
Exercise of stock options *	(337,428)	24.15
Forfeited	(3,538)	27.43
Outstanding – December 31, 2019	1,443,733	$48.75	7.4	$36,428
Exercisable – December 31, 2019	561,633	$42.91	6.7	$17,384

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements, and accordingly 142,752 shares, 6,411 shares, and 85,422 shares were surrendered during 2019, 2018, and 2017, respectively.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised in 2019, 2018, and 2017 was approximately $13.9 million, $2.2 million, and $7.5 million, respectively.
The following options were outstanding at December 31, 2019.

	Number of Shares		Weighted Average Exercise Price		Weighted Average Remaining Life (Years)
	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable
$13.73 – $30.00	130,436	94,936	$22.37	$21.85	4.2	4.1
$30.01 – $40.00	155,747	89,747	35.92	35.51	6.4	6.3
$40.01 – $50.00	804,050	319,850	48.86	48.86	7.4	7.4
$50.01 – $60.00	155,500	57,100	56.09	56.23	7.9	7.9
$60.01 – $70.50	198,000	—	70.01	—	9.9	0.0
	1,443,733	561,633	$48.75	$42.91	7.4	6.7
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2016	42,949	$26.80
Granted	9,240	57.75
Vested *	(20,514)	29.87
Forfeited	(755)	16.50
Outstanding – December 31, 2017	30,920	$34.26
Granted	18,256	52.55
Vested *	(19,661)	43.58
Forfeited	(3)	16.50
Outstanding – December 31, 2018	29,512	$39.37
Granted	12,498	67.59
Vested *	(19,081)	51.77
Forfeited	(408)	16.50
Outstanding – December 31, 2019	22,521	$44.94
*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding at the minimum statutory withholding rate, and accordingly 4,688 shares, 3,948 shares, and 5,266 shares were surrendered during 2019, 2018, and 2017, respectively.
The Company recognized $4.8 million, $4.7 million and $3.1 million of stock-based compensation expense (included in personnel on the consolidated statements of income) during the years ended December 31, 2019, 2018, and 2017, respectively, associated with its common stock awards granted to officers and employees. As of December 31, 2019, there was approximately $13.1 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately three years. The Company recognized a tax benefit of approximately $2.3 million and $0.2 million for the years ended December 31, 2019 and 2018, respectively, for the tax impact of stock option exercises and vesting of restricted stock. In addition, during 2019 and 2018, the Company recognized approximately $0.3 million and $0.2 million, respectively, of director expense (included in other expense on the consolidated statements of income) for restricted stock grants with immediate vesting to non-employee directors totaling 4,257 shares in 2019 and 3,510 shares in 2018.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 11. STOCKHOLDERS' EQUITY
As of December 31, 2019, the Board of Directors has authorized the use of up to $86 million to repurchase up to 1,975,000 shares of outstanding common stock through our common stock repurchase program. During 2019, $18.7 million was utilized to repurchase and cancel nearly 310,800 common shares at a weighted average price of $60.17, bringing the life-to-date cumulative totals to $65.0 million to repurchase and cancel over 1.4 million common shares. As of December 31, 2019, there remained $21.0 million authorized under the repurchase program to be utilized from time-to-time to repurchase common shares in the open market, through block transactions or in private transactions. See Note 14, “Related Party Transactions” for additional information on common stock repurchases in private transactions with related parties.
On November 8, 2019, in connection with its acquisition of Choice, the Company issued 1,184,102 shares of its common stock for consideration of $79.8 million plus cash consideration of $1.7 million for outstanding stock options. Approximately $0.2 million in direct stock issuance costs for the merger were incurred and charged against additional paid-in capital. See Note 2 for additional information on the Company’s acquisitions.
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 12. INCOME TAXES
The current and deferred amounts of income tax expense were as follows.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Current	$15,353	$14,967	$10,952
Deferred	1,105	(1,521)	4,430
Adjustment to the net deferred tax asset for the Tax Cuts and Jobs Act	—	—	885
Income tax expense	$16,458	$13,446	$16,267
On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The new law amended the Internal Revenue Code to reduce corporate tax rates and modify various tax policies, credits, and deductions. The corporate federal tax rate was reduced from a maximum of 35% to a flat 21% rate, which was effective for the Company beginning January 1, 2018. As a result of the corporate tax rate reduction, the Company reduced its net deferred tax asset for the year ended December 31, 2017, by $885,000, which was recognized as additional income tax expense.
The differences between the income tax expense recognized and the amount computed by applying the statutory federal income tax rate (21% for 2019 and 2018 and 35% for 2017) to the income before income taxes, less noncontrolling interest, for the years ended as indicated are included in the following table.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Tax on pretax income, less noncontrolling interest, at statutory rates	$14,931	$11,441	$17,296
State income taxes, net of federal effect	3,672	3,308	2,242
Tax-exempt interest income	(609)	(574)	(1,073)
Non-deductible interest disallowance	29	30	28
Increase in cash surrender value life insurance	(573)	(508)	(807)
Non-deductible business entertainment	189	156	168
Stock-based employee compensation	(2,347)	(232)	(62)
Non-deductible compensation	3,122	—	—
Adjustment to the net deferred tax asset for the Tax Cuts and Jobs Act	—	—	885
Deduction attributable to share-based payments	—	—	(1,854)
Sale of UFS	(2,176)	—	—
Other, net	220	(175)	(556)
Income tax expense	$16,458	$13,446	$16,267

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The net deferred tax asset includes the following amounts of deferred tax assets and liabilities.

(in thousands)	December 31, 2019	December 31, 2018
Deferred tax assets:
ALLL	$4,985	$5,240
Net operating loss carryforwards	1,808	2,202
Credit carryforwards	43	43
Compensation	3,477	2,408
Other	2,830	2,549
Other real estate	201	103
Unrealized loss on securities AFS	—	1,740
Total deferred tax assets	13,344	14,285
Deferred tax liabilities:
Premises and equipment	(1,390)	(821)
Prepaid expenses	(778)	(693)
Investment securities	(755)	(1,723)
Core deposit and other intangibles	(2,836)	(3,563)
Purchase accounting adjustments to liabilities	(2,375)	(2,011)
Other	(1,391)	(1,021)
Unrealized gain on securities AFS	(1,879)	—
Total deferred tax liabilities	(11,404)	(9,832)
Net deferred tax assets	$1,940	$4,453
A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2019 and 2018, no valuation allowance was determined to be necessary.
At December 31, 2019, the Company had a federal and state net operating loss carryforward of $3.7 million and $24.7 million, respectively. The entire federal and state net operating loss carryforwards were the result of the Company’s mergers with Mid-Wisconsin, Baylake, First Menasha, and Choice. The federal and state net operating loss carryovers resulting from the mergers have been included in the IRC section 382 limitation calculation and are being limited to the overall amount expected to be realized. The Company’s federal income tax returns are open and subject to examination from the 2015 tax return year and forward. The years open to examination by state and local government authorities varies by jurisdiction.
NOTE 13. COMMITMENTS AND CONTINGENCIES
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
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	December 31, 2019	December 31, 2018
Commitments to extend credit	$773,555	$721,098
Financial standby letters of credit	10,730	8,571
Performance standby letters of credit	8,469	7,094
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments and the contractual amounts were $43.4 million and $16.3 million, respectively, at December 31, 2019. The fair value of these commitments was not material at December 31, 2019.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial-related commitments to extend credit represented 74% and 77% of the total year-end commitments for 2019 and 2018, respectively, and were predominantly commercial lines of credit that carry a term of one year or less. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Financial and performance standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Financial standby letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while performance standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Both of these guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount. If the commitment is funded, the Company would be entitled to seek recovery from the customer. At December 31, 2019 and 2018, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.
The Company has federal funds lines available with other financial institutions where funds may be borrowed on a short-term basis at the market rate in effect at the time of the borrowing. Total federal funds lines of $175 million were available at both December 31, 2019 and 2018.
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.
NOTE 14. RELATED PARTY TRANSACTIONS
The Company conducts transactions, in the normal course of business, with its directors and officers, including companies in which they have a beneficial interest. It is the Company’s policy to comply with federal regulations that require that these transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable transactions to other persons. Related party loans totaled approximately $86 million and $84 million at December 31, 2019 and 2018, respectively.
Nicolet has an active common stock repurchase program that allows for the repurchase of common stock in the open market, through block transactions, or in private transactions. During 2019, Nicolet repurchased common stock in private transactions from two executives under this repurchase program, including 32,415 shares for $2.2 million (or an average cost per share of $69.21) from Robert B. Atwell and 33,993 shares for $2.2 million (or an average cost per share of $64.02) from Michael E. Daniels. These private transactions were made in conjunction with large stock option exercises by the executives. See Note 10 for additional information on stock option activity and see Note 11 for additional information on the common stock repurchase program.
As described in Note 1, the Company has a 50% ownership in a joint venture with the Firm in connection with the Company’s headquarters facility. The Firm is considered a related party, as one of its principals is a Board member and shareholder of the Company. The Bank incurred approximately $1.2 million in annual rent expense to the joint venture during 2019, and $1.1 million in annual rent during both 2018 and 2017.
In October 2013, the Company entered into a lease for a branch location in a facility owned by a different member of the Company’s Board and incurred less than $120,000 annually of rent expense on this facility during 2019, 2018, and 2017. During 2019, this same Board member participated in a competitive bid process for and was awarded the contract as general contractor for the 2019 reconstruction of a different existing branch location, payments for which are estimated to total $1.3 million but not yet paid in full. Payments made during 2019 for progress on this branch reconstruction were $0.4 million, of which at least 75% was passed through to various subcontractors. In addition, during 2018, this Board member participated in a competitive bid process for and was awarded the contract as general contractor for the 2018 reconstruction of another branch location. Total payments for the 2018 branch reconstruction were $1.0 million, of which at least 75% of these payments were passed through to various subcontractors.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

In February 2016, the Company entered into a lease agreement for a non-branch location owned by a relative of a senior management team member and paid approximately $138,000 in both 2018 and 2017, to the company owned by the relative. This non-branch location was vacated and the lease terminated in first quarter 2019 for a final payment of $47,500 This same relative, who is employed by the Company as a financial advisor, received approximately $650,000, $657,000, and $668,000 in 2019, 2018, and 2017, respectively, in compensation. Another relative of the same senior management team member, who is also employed by the Company as a financial advisor, received approximately $287,500, $284,000, and $257,000 in 2019, 2018, and 2017, respectively, in compensation.
NOTE 15. ASSET GAINS (LOSSES), NET
Components of the net gains (losses) on assets are as follows.

	Years Ended December 31,
(in thousands)	2019	2018	2017
Gains (losses) on sales of securities AFS, net	$(22)	$(212)	$1,220
Gains (losses) on equity securities, net	1,115	77	—
Gains (losses) on sales of OREO, net	(88)	1,032	258
Write-downs of OREO	(300)	(120)	(127)
Write-down of other investment	(100)	—	—
Gains (losses) on sales of other investments, net	7,442	187	—
Gains (losses) on sales or dispositions of other assets, net	(150)	205	678
Asset gains (losses), net	$7,897	$1,169	$2,029
NOTE 16. REGULATORY CAPITAL REQUIREMENTS
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total, Tier 1 and common equity Tier 1 (“CET1”) capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Bank met all capital adequacy requirements to which they are subject as of December 31, 2019 and 2018.
As of December 31, 2019 and 2018, the most recent notifications from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the Bank’s category.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
December 31, 2019
Company
Total risk-based capital	$404,573	13.4%	$241,333	8.0%
Tier 1 risk-based capital	378,608	12.6	181,000	6.0
Common equity Tier 1 capital	348,454	11.6	135,750	4.5
Leverage	378,608	11.9	127,036	4.0
Bank
Total risk-based capital	$323,432	10.8%	$240,551	8.0%	$300,688	10.0%
Tier 1 risk-based capital	309,460	10.3	180,413	6.0	240,551	8.0
Common equity Tier 1 capital	309,460	10.3	135,310	4.5	195,447	6.5
Leverage	309,460	9.8	126,660	4.0	158,325	5.0
December 31, 2018
Company
Total risk-based capital	$326,235	12.9%	$202,836	8.0%
Tier 1 risk-based capital	301,125	11.9	152,127	6.0
Common equity Tier 1 capital	271,435	10.7	114,095	4.5
Leverage	301,125	10.4	115,483	4.0
Bank
Total risk-based capital	$274,492	10.8%	$202,800	8.0%	$253,501	10.0%
Tier 1 risk-based capital	261,339	10.3	152,100	6.0	202,800	8.0
Common equity Tier 1 capital	261,339	10.3	114,075	4.5	164,775	6.5
Leverage	261,339	9.1	115,280	4.0	144,100	5.0

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
Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal regulatory agencies. At December 31, 2019, the Bank could pay dividends of approximately $6 million to the Company without seeking regulatory approval.
NOTE 17. FAIR VALUE MEASUREMENTS
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
Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
December 31, 2019
U.S. government agency securities	$16,460	$—	$16,460	$—
State, county and municipals	156,393	—	156,393	—
Mortgage-backed securities	195,018	—	195,018	—
Corporate debt securities	81,431	—	78,301	3,130
Securities AFS	$449,302	$—	$446,172	$3,130
Other investments (equity securities)	$3,375	$3,375	$—	$—
December 31, 2018
U.S. government agency securities	$21,649	$—	$21,649	$—
State, county and municipals	160,526	—	160,460	66
Mortgage-backed securities	131,644	—	131,644	—
Corporate debt securities	86,325	—	77,901	8,424
Securities AFS	$400,144	$—	$391,654	$8,490
Other investments (equity securities)	$2,650	$2,650	$—	$—
The following is a description of the valuation methodologies used by the Company for the Securities AFS and equity securities measured at fair value on a recurring basis, noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private municipal bonds and corporate debt securities, which include trust preferred security investments. At December 31, 2019 and 2018, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.
The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Years Ended
Level 3 Fair Value Measurements:	December 31, 2019	December 31, 2018
Balance at beginning of year	$8,490	$9,151
Acquired balances	300	—
Paydowns/Sales/Settlements	(5,660)	(661)
Balance at end of year	$3,130	$8,490
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
December 31, 2019
Impaired loans	$16,150	$—	$—	$16,150
OREO	1,000	—	—	1,000
MSR asset	8,420	—	—	8,420
December 31, 2018
Impaired loans	$9,939	$—	$—	$9,939
OREO	420	—	—	420
MSR asset	6,347	—	—	6,347
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
Financial instruments:
The carrying amounts and estimated fair values of the Company's financial instruments are shown below.

December 31, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$182,059	$182,059	$182,059	$—	$—
Certificates of deposit in other banks	19,305	19,310	—	19,310	—
Securities AFS	449,302	449,302	—	446,172	3,130
Other investments	24,072	24,072	3,375	16,759	3,938
Loans held for sale	2,706	2,753	—	2,753	—
Loans, net	2,559,779	2,593,110	—	—	2,593,110
BOLI	78,140	78,140	78,140	—	—
MSR asset	5,919	8,420	—	—	8,420
Financial liabilities:
Deposits	$2,954,453	$2,956,229	$—	$—	$2,956,229
Long-term borrowings	67,629	66,816	—	25,075	41,741

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

December 31, 2018
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$249,526	$249,526	$249,526	$—	$—
Certificates of deposit in other banks	993	993	—	993	—
Securities AFS	400,144	400,144	—	391,654	8,490
Other investments	17,997	17,997	2,650	13,189	2,158
Loans held for sale	1,639	1,662	—	1,662	—
Loans, net	2,153,028	2,139,322	—	—	2,139,322
BOLI	66,310	66,310	66,310	—	—
MSR asset	3,749	6,347	—	—	6,347
Financial liabilities:
Deposits	$2,614,138	$2,614,995	$—	$—	$2,614,995
Long-term borrowings	77,305	75,923	—	34,907	41,016
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
Lending-related commitments: At December 31, 2019 and 2018, the estimated fair value of letters of credit, interest rate lock commitments on residential mortgage loans, and outstanding mandatory commitments to sell residential mortgage loans into the secondary market were not significant.

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
NOTE 18. PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed Parent Company only financial statements of Nicolet Bankshares, Inc. follow.

Balance Sheets	December 31,
(in thousands)	2019	2018
Assets
Cash and due from subsidiary	$70,426	$45,279
Investments	6,650	4,500
Investments in subsidiaries	487,644	384,839
Goodwill	(3,266)	(3,266)
Other assets	396	53
Total assets	$561,850	$431,405
Liabilities and Stockholders’ Equity
Junior subordinated debentures	$30,575	$30,096
Subordinated notes	11,993	11,957
Other liabilities	3,020	2,743
Stockholders’ equity	516,262	386,609
Total liabilities and stockholders’ equity	$561,850	$431,405

Statements of Income	Years Ended December 31,
(in thousands)	2019	2018	2017
Interest income	$55	$52	$46
Interest expense	2,936	2,844	2,415
Net interest expense	(2,881)	(2,792)	(2,369)
Dividend income from subsidiaries	50,363	40,775	32,000
Operating expense	(321)	(364)	(369)
Gain (loss) on investments, net	1,015	265	1,411
Income tax benefit	506	305	1,329
Earnings before equity in undistributed income (loss) of subsidiaries	48,682	38,189	32,002
Equity in undistributed income (loss) of subsidiaries	5,959	2,847	1,148
Net income attributable to Nicolet Bankshares, Inc.	$54,641	$41,036	$33,150

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Statements of Cash Flows	Years Ended December 31,
(in thousands)	2019	2018	2017
Cash Flows From Operating Activities:
Net income attributable to Nicolet Bankshares, Inc.	$54,641	$41,036	$33,150
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts	515	515	501
(Gain) loss on investments, net	(1,015)	(265)	(1,411)
Change in other assets and liabilities, net	(421)	(25)	(1,384)
Equity in undistributed (income) loss of subsidiaries, net of dividends	(5,959)	(2,847)	(1,148)
Net cash provided by operating activities	47,761	38,414	29,708
Cash Flows from Investing Activities:
Proceeds from sale of investments	—	708	317
Purchases of investments	(2,484)	(920)	—
Net cash paid in business combinations	(412)	—	(19,287)
Net cash used in investing activities	(2,896)	(212)	(18,970)
Cash Flows From Financing Activities:
Purchase and retirement of common stock	(28,460)	(22,749)	(15,007)
Proceeds from issuance of common stock, net	8,742	1,800	4,030
Net cash used in financing activities	(19,718)	(20,949)	(10,977)
Net increase (decrease) in cash and due from subsidiary	25,147	17,253	(239)
Beginning cash and due from subsidiary	45,279	28,026	28,265
Ending cash and due from subsidiary	$70,426	$45,279	$28,026
NOTE 19. EARNINGS PER COMMON SHARE
See Note 1 for the Company’s accounting policy on earnings per common share. Earnings per common share and related information are summarized as follows.

	Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Net income attributable to Nicolet Bankshares, Inc.	$54,641	$41,036	$33,150
Weighted average common shares outstanding	9,562	9,640	9,440
Effect of dilutive common stock awards	338	316	518
Diluted weighted average common shares outstanding	9,900	9,956	9,958
Basic earnings per common share	$5.71	$4.26	$3.51
Diluted earnings per common share	$5.52	$4.12	$3.33
Options to purchase less than 0.1 million shares outstanding for the year ended December 31, 2019 were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. Options to purchase approximately 0.1 million shares outstanding for years ended December 31, 2018 and 2017 were excluded from the calculation of diluted earnings per share as the effect of their exercise would have been anti-dilutive.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 20. REVENUE RECOGNITION
See Note 1 for the Company’s accounting policy on revenue recognition in accordance with Topic 606. This guidance does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income categories such as gains or losses associated with mortgage servicing rights, derivatives, and income from BOLI are not within the scope of the new guidance. The main types of revenue contracts within the scope of Topic 606 include trust services income, brokerage fee income, service charges on deposit accounts, card interchange income, and certain other noninterest income. These contracts are discussed in detail below:

Trust services and brokerage fee income: A contract between the Company and its customers to provide fiduciary and / or investment administration services on trust accounts and brokerage accounts in exchange for a fee. Trust services and brokerage fee income is generally based upon the month-end market value of the assets under management and the applicable fee rate, which is recognized over the period the underlying trust or brokerage account is serviced (generally on a monthly basis). Such contracts are generally cancellable at any time, with the customer subject to a pro-rated fee in the month of termination.

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

NOTE 21. SUBSEQUENT EVENT
On February 17, 2020, Nicolet entered into a definitive merger agreement with Commerce Financial Holdings, Inc. (“Commerce”) pursuant to which Commerce will merge with and into Nicolet, providing entry into Wisconsin's largest MSA. The acquisition will involve stock-for-stock consideration at a fixed exchange ratio, subject to cap and collar provisions provided for in the merger agreement. At December 31, 2019, Commerce had total assets of $713 million, loans of $604 million, deposits of $610 million, and equity of $66 million. Commerce would represent approximately 16% of the combined company's assets at December 31, 2019. The merger is expected to close in the third quarter of 2020 and remains subject to customary closing conditions, including approval by Commerce shareholders and regulatory approvals.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Nicolet Bankshares, Inc.

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheet of Nicolet Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year then ended and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

We have served as the Company’s auditor since 2019.

Atlanta, Georgia
February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Nicolet Bankshares, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Nicolet Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2005.
Atlanta, Georgia
March 8, 2019

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, management, under the supervision, and with the participation, of our Chief Executive Officer and President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of such evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to Nicolet that is required to be included in Nicolet’s periodic filings with the SEC. During the fourth quarter of 2019 there were no significant changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019, was effective.
Wipfli LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 is included under the heading “Report of Independent Registered Public Accounting Firm.”
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
The remaining information required in Part III, Item 10 is incorporated by reference to the registrant’s definitive proxy statement for the 2020 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required in Part III, Item 11 is incorporated by reference to the registrant’s definitive proxy statement for the 2020 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	1,466,254	$48.75	1,414,166
Equity compensation plans not approved by security holders	—	—	—
Total at December 31, 2019	1,466,254	$48.75	1,414,166
(1) Includes 22,521 shares potentially issuable upon the vesting of outstanding restricted stock.
(2) The weighted average exercise price relates only to the exercise of outstanding options included in column (a).
The remaining information required in Part III, Item 12 is incorporated by reference to the registrant’s definitive proxy statement for the 2020 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in Part III, Item 13 is incorporated by reference to the registrant’s definitive proxy statement for the 2020 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in Part III, Item 14 is incorporated by reference to the registrant’s definitive proxy statement for the 2020 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger by and between Nicolet Bankshares, Inc. and First Menasha Bancshares, Inc., dated November 3, 2016. (1)
2.2	Agreement and Plan of Merger by and between Nicolet Bankshares, Inc. and Choice Bancorp, Inc., dated June 26, 2019. (2)
2.3	Agreement and Plan of Merger by and between Nicolet Bankshares, Inc. and Commerce Financial Holdings, Inc., dated February 17, 2020. (3)
3.1	Amended and Restated Articles of Incorporation of Nicolet Bankshares, Inc. (4)
3.2	Amended and Restated Bylaws of Nicolet Bankshares, Inc. (5)
4.1	Form of Common Stock Certificate of Nicolet Bankshares, Inc. (6)
4.7	Form of Subordinated Note. (7)
4.8	Description of Nicolet's Registered Securities.
10.1	[Reserved]
10.2	[Reserved]
10.3	[Reserved]
10.4†	Nicolet Bankshares, Inc. 2002 Stock Incentive Plan, as amended, and forms of award documents. (8)
10.5†
Nicolet Bankshares, Inc. 2011 Long Term Incentive Plan, as amended and restated effective February 19, 2019, and approved by the shareholders of Nicolet Bankshares, Inc. on May 13, 2019, and forms of award documents. (9)

10.6†	Nicolet National Bank 2002 Deferred Compensation Plan, as amended. (10)
10.7†	Nicolet National Bank 2009 Deferred Compensation Plan for Non-Employee Directors. (6)
10.8†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Michael E. Daniels. (11)
10.9†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Robert B. Atwell. (11)
10.10	Lease, dated May 31, 2000, between Washington Square Green Bay, LLC and Green Bay Financial Corporation D/B/A Nicolet National Bank, as amended. (6)
10.11	[Reserved]
10.12†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Ann K. Lawson. (11)
10.13†	Nicolet Bankshares, Inc. 2010 Equity Incentive Plan (formerly the Baylake Corp. 2010 Equity Incentive Plan), and forms of award documents. (12)
10.14	[Reserved]
10.15†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Eric J. Witczak. (11)
10.16†	Nicolet Bankshares, Inc. Employee Stock Purchase Plan. (13)
10.17†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Brad V. Hutjens. (11)
21.1	Subsidiaries of Nicolet Bankshares, Inc.
23.1	Consent of Wipfli LLP.
23.2	Consent of Porter Keadle Moore, LLC.
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
The following material from Nicolet’s Form 10-K Report for the year ended December 31, 2019, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

† Denotes a management compensatory agreement.
(1) Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K filed on November 4, 2016 (File No. 001-37700).
(2) Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 27, 2019 (File No. 001-37700).

(3) Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 18, 2020 (File No. 001-37700).
(4) Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 12, 2014 (File No. 333-90052).
(5) Incorporated by reference to Exhibit 3.1 in the Registrant’s Current Report on Form 8-K filed on May 2, 2016 (File No. 001-37700).
(6) Incorporated by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4, filed on February 1, 2013 (Regis. No. 333-186401).
(7) Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 17, 2015 (File No. 333-90052).
(8) Incorporated by reference to the Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 9, 2015 (File No. 333-90052).
(9) Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed March 8, 2019.
(10) Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 10, 2017 (File No. 001-37700).
(11) Incorporated by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 8, 2019 (File No. 001-37700).
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

NICOLET BANKSHARES, INC.

February 28, 2020	By:	/s/ Robert B. Atwell
Robert B. Atwell, Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 28, 2020

/s/ Robert B. Atwell	/s/ Andrew F. Hetzel, Jr.
Robert B. Atwell	Andrew F. Hetzel, Jr.
Chairman, President and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ Ann K. Lawson	/s/ Donald J. Long, Jr.
Ann K. Lawson	Donald J. Long, Jr.
Chief Financial Officer	Director
(Principal Financial and Accounting Officer)

/s/ Michael E. Daniels	/s/ Dustin J. McClone
Michael E. Daniels	Dustin J. McClone
Director, Executive Vice President and Secretary	Director

/s/ Rachel Campos-Duffy	/s/ Susan L. Merkatoris
Rachel Campos-Duffy	Susan L. Merkatoris
Director	Director

/s/ John N. Dykema	/s/ Randy J. Rose
John N. Dykema	Randy J. Rose
Director	Director

/s/ Terrence R. Fulwiler	/s/ Oliver Pierce Smith
Terrence R. Fulwiler	Oliver Pierce Smith
Director	Director

/s/ Christopher J. Ghidorzi	/s/ Robert J. Weyers
Christopher J. Ghidorzi	Robert J. Weyers
Director	Director