Form 10-Q
period 2020-03-31
NICOLET BANKSHARES INC
filed 2020-04-30
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2020 there were 10,412,885 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
March 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$53,741	$75,433
Interest-earning deposits	188,219	106,626
Cash and cash equivalents	241,960	182,059
Certificates of deposit in other banks	18,804	19,305
Securities available for sale (“AFS”), at fair value	511,860	449,302
Other investments	27,176	24,072
Loans held for sale	3,929	2,706
Loans	2,607,424	2,573,751
Allowance for credit losses - loans (“ACL-Loans”)	(26,202)	(13,972)
Loans, net	2,581,222	2,559,779
Premises and equipment, net	60,276	56,469
Bank owned life insurance (“BOLI”)	78,665	78,140
Goodwill and other intangibles, net	164,974	165,967
Accrued interest receivable and other assets	43,688	39,461
Total assets	$3,732,554	$3,577,260

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$791,563	$819,055
Interest-bearing deposits	2,231,903	2,135,398
Total deposits	3,023,466	2,954,453
Short-term borrowings	75,000	—
Long-term borrowings	82,741	67,629
Accrued interest payable and other liabilities	39,607	38,188
Total liabilities	3,220,814	3,060,270

Stockholders’ Equity:
Common stock	104	106
Additional paid-in capital	299,903	312,733
Retained earnings	203,385	199,005
Accumulated other comprehensive income (loss)	7,579	4,418
Total Nicolet Bankshares, Inc. stockholders’ equity	510,971	516,262
Noncontrolling interest	769	728
Total stockholders’ equity and noncontrolling interest	511,740	516,990
Total liabilities, noncontrolling interest and stockholders’ equity	$3,732,554	$3,577,260

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	10,408,375	10,587,738
Common shares issued	10,428,896	10,610,259
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Interest income:
Loans, including loan fees	$33,778	$29,968
Investment securities:
Taxable	2,072	1,633
Tax-exempt	491	549
Other interest income	662	1,009
Total interest income	37,003	33,159
Interest expense:
Deposits	4,957	4,777
Short-term borrowings	27	—
Long-term borrowings	756	907
Total interest expense	5,740	5,684
Net interest income	31,263	27,475
Provision for credit losses	3,000	200
Net interest income after provision for credit losses	28,263	27,275
Noninterest income:
Trust services fee income	1,579	1,468
Brokerage fee income	2,322	1,810
Mortgage income, net	2,327	1,203
Service charges on deposit accounts	1,225	1,170
Card interchange income	1,562	1,420
BOLI income	703	459
Asset gains (losses), net	(654)	172
Other income	521	1,484
Total noninterest income	9,585	9,186
Noninterest expense:
Personnel	13,323	12,537
Occupancy, equipment and office	4,204	3,750
Business development and marketing	1,359	1,281
Data processing	2,563	2,355
Intangibles amortization	993	1,053
Other expense	1,412	1,783
Total noninterest expense	23,854	22,759
Income before income tax expense	13,994	13,702
Income tax expense	3,321	3,352
Net income	10,673	10,350
Less: Net income attributable to noncontrolling interest	118	83
Net income attributable to Nicolet Bankshares, Inc.	$10,555	$10,267
Earnings per common share:
Basic	$1.00	$1.09
Diluted	$0.98	$1.05
Weighted average common shares outstanding:
Basic	10,515,778	9,461,485
Diluted	10,800,636	9,758,351
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$10,673	$10,350
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	4,329	7,711
Net realized (gains) losses included in income	—	(13)
Income tax (expense) benefit	(1,168)	(2,079)
Total other comprehensive income (loss)	3,161	5,619
Comprehensive income	$13,834	$15,969
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balances at December 31, 2019	$106	$312,733	$199,005	$4,418	$728	$516,990
Comprehensive income:
Net income, three months ended March 31, 2020	—	—	10,555	—	118	10,673
Other comprehensive income (loss)	—	—	—	3,161	—	3,161
Stock-based compensation expense	—	1,299	—	—	—	1,299
Exercise of stock options, net	—	851	—	—	—	851
Issuance of common stock	—	215	—	—	—	215
Purchase and retirement of common stock	(2)	(15,195)	—	—	—	(15,197)
Distribution to noncontrolling interest	—	—	—	—	(77)	(77)
Adoption of new accounting pronouncement (see Note 1)	—	—	(6,175)	—	—	(6,175)
Balances at March 31, 2020	$104	$299,903	$203,385	$7,579	$769	$511,740

Balances at December 31, 2018	$95	$247,790	$144,364	$(5,640)	$743	$387,352
Comprehensive income:
Net income, three months ended March 31, 2019	—	—	10,267	—	83	10,350
Other comprehensive income (loss)	—	—	—	5,619	—	5,619
Stock-based compensation expense	—	1,108	—	—	—	1,108
Exercise of stock options, net	—	698	—	—	—	698
Issuance of common stock	—	148	—	—	—	148
Purchase and retirement of common stock	(1)	(5,681)	—	—	—	(5,682)
Balances at March 31, 2019	$94	$244,063	$154,631	$(21)	$826	$399,593
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income	$10,673	$10,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	2,156	1,108
Provision for credit losses	3,000	200
Increase in cash surrender value of life insurance	(525)	(459)
Stock-based compensation expense	1,299	1,108
Asset (gains) losses, net	654	(172)
Gain on sale of loans held for sale, net	(3,017)	(1,102)
Proceeds from sale of loans held for sale	103,950	37,338
Origination of loans held for sale	(102,715)	(36,747)
Net change in:
Accrued interest receivable and other assets	(5,567)	(1,748)
Accrued interest payable and other liabilities	2,257	421
Net cash provided by (used in) operating activities	12,165	10,297
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(32,238)	(21,728)
Net (increase) decrease in certificates of deposit in other banks	501	1
Purchases of securities AFS	(74,759)	(19,064)
Proceeds from sales of securities AFS	—	8,076
Proceeds from calls and maturities of securities AFS	17,931	10,636
Purchases of other investments	(3,673)	(63)
Net (increase) decrease in premises and equipment	(4,961)	(2,368)
Net cash provided by (used in) investing activities	(97,199)	(24,510)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	69,143	(75,652)
Net increase in short-term borrowings	75,000	—
Proceeds from long-term borrowings	20,000	—
Repayments of long-term borrowings	(5,000)	(64)
Purchase and retirement of common stock	(15,197)	(5,682)
Proceeds from issuance of common stock	215	148
Proceeds from exercise of stock options	851	698
Distribution to noncontrolling interest	(77)	—
Net cash provided by (used in) financing activities	144,935	(80,552)
Net increase (decrease) in cash and cash equivalents	59,901	(94,765)
Cash and cash equivalents:
Beginning	182,059	249,526
Ending *	$241,960	$154,761
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,077	$5,466
Cash paid for taxes	—	—
Capitalized mortgage servicing rights	559	319
* Cash and cash equivalents at March 31, 2020 include restricted cash of $1.9 million pledged as collateral on interest rate swaps and no reserve balance was required with the Federal Reserve Bank. At March 31, 2019, cash and cash equivalents include $9.0 million for the reserve balance required with the Federal Reserve Bank.
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
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Critical Accounting Policies and Estimates
Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for credit losses, valuation of loans in acquisition transactions, useful lives for depreciation and amortization, fair value of financial instruments, other-than-temporary impairment calculations, valuation of deferred tax assets, uncertain income tax positions and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for credit losses, the determination and assessment of deferred tax assets and liabilities, and the valuation of loans acquired in acquisition transactions; therefore, these are critical accounting policies. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes in applicable banking or tax regulations, and changes to deferred tax estimates. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.
There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed in Updates to Significant Accounting Policies and Recent Accounting Developments Adopted below.
Updates to Significant Accounting Policies
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

The Company evaluates securities AFS in unrealized loss positions on a quarterly basis to determine whether the decline in fair value below the amortized costs basis (impairment) is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Any impairment that is not credit-related is recognized in other comprehensive income, net of related deferred income taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet based on the amount by which the amortized cost basis exceeds the fair value, with a corresponding charge to net income. Both the ACL and the charge to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in net income with a corresponding adjustment to the security's amortized cost basis rather than through the establishment of an ACL. See Note 5 for additional disclosures on AFS securities.

Loans – Originated: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at their amortized cost basis, which is the unpaid principal balance outstanding, net of deferred loan fees and costs and any direct principal charge-offs. The Company made an accounting policy election to exclude accrued interest from the amortized cost basis of loans and report such accrued interest as part of accrued interest receivable and other assets on the consolidated balance sheets.

Interest income is accrued on the unpaid principal balance using the simple interest method. The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower’s ability to meet payment of interest or principal when due. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal, though may be placed in such status earlier based on the circumstances. Loans past due 90 days or more may continue on accrual only when they are well secured and/or in process of collection or renewal. When interest accrual is discontinued, all previously accrued but uncollected interest is reversed against current period interest income. Except in very limited circumstances, cash collections on nonaccrual loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is paid in full. Accrual of interest may be resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a sustained period of time. See Note 6 for additional information and disclosures on loans.

Loans – Acquired: Loans purchased in acquisition transactions are acquired loans, and are recorded at their estimated fair value at the acquisition date.

Prior to January 1, 2020, as described in further detail in the Company’s 2019 Annual Report on Form 10-K, the Company initially classified acquired loans as either purchased credit impaired (“PCI”) loans (i.e., loans that reflect credit deterioration since origination and it is probable at acquisition that the Company will be unable to collect all contractually required payments) or purchased non-impaired loans (i.e., “performing acquired loans”). The Company estimated the fair value of PCI loans based on the amount and timing of expected principal, interest and other cash flows for each loan. The excess of the loan’s contractual principal and interest payments over all cash flows expected to be collected at acquisition was considered an amount that should not be accreted. These credit discounts (“nonaccretable marks”) were included in the determination of the initial fair value for acquired loans; therefore, no allowance for credit losses was recorded at the acquisition date. Differences between the estimated fair values and expected cash flows of acquired loans at the acquisition date that were not credit-based (“accretable marks”) were subsequently accreted to interest income over the estimated life of the loans. Subsequent to the acquisition date for PCI loans, increases in cash flows over those expected at the acquisition date resulted in a move of the discount from nonaccretable to accretable, while decreases in expected cash flows after the acquisition date were recognized through the provision for credit losses.

Subsequent to January 1, 2020, acquired loans that have evidence of more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. At acquisition, an estimate of expected credit losses is made for PCD loans. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair value to establish the initial amortized cost basis of the PCD loans. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors, resulting in a discount or premium that is amortized to interest income. For acquired loans not deemed PCD loans at acquisition, the difference between the initial fair value mark and the unpaid principal balance are recognized in interest income over the estimated life of the loans. In addition, an initial allowance for expected credit losses is estimated and recorded as provision expense at the acquisition date. The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans. See Note 6 for additional information and disclosures on loans.

Allowance for Credit Losses - Loans: The ACL-Loans represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date. The Company estimates the ACL-Loans based on the amortized costs basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL-Loans. Estimating the amount of the ACL-Loans is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change.

Prior to January 1, 2020, as described in further detail in the Company’s 2019 Annual Report on Form 10-K, the Company used an incurred loss impairment model. This methodology assessed the overall appropriateness of the allowance for credit losses and included allocations for specifically identified impaired loans and loss factors for all remaining loans, with a component primarily based on historical loss rates and another component primarily based on other qualitative factors. Impaired loans were individually assessed and measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan was collateral dependent. Loans that were determined not to be impaired were collectively evaluated for impairment, stratified by type and allocated loss ranges based on the Company’s actual historical loss ratios for each strata, and adjustments were also provided for certain environmental and other qualitative factors.

Subsequent to January 1, 2020, the Company uses a current expected loss model (“CECL”). This methodology also considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the ACL-Loans estimate under the current expected loss model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements; performs an individual evaluation of PCD loans; calculates the historical loss rates for the segmented loan pools; applies the loss rates over the calculated life of the pooled loans; adjusts for forecasted macro-level economic conditions; and determines qualitative adjustments based on factors and conditions unique to Nicolet's portfolio.

Recent Accounting Developments Adopted
In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The updated guidance was effective for annual reporting periods, including interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the updated guidance effective January 1, 2020, with no material impact on its consolidated financial statements as the new ASU only revises disclosure requirements. See Note 9 for fair value disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments intended to improve the financial reporting by requiring earlier recognition of credit losses on loans and certain other financial assets. Topic 326 replaces the incurred loss impairment model (which recognizes losses when a probable threshold is met) with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The measurement of lifetime expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU was effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the new accounting standard on January 1, 2020, as required, and recorded a cumulative-effect adjustment of $6 million to retained earnings. See Updates to Significant Accounting Policies above for changes to accounting policies and see Note 6 for additional disclosures on this new accounting pronouncement.
Reclassifications
Certain amounts in the 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation.
Note 2 – Acquisitions
Choice Bancorp, Inc. (“Choice”):
On November 8, 2019, the Company consummated its merger with Choice, pursuant to the terms of the Agreement and Plan of Merger dated June 26, 2019, (the “Choice Merger Agreement”), whereby Choice (at 12% of Nicolet’s then pre-merger asset size) was merged with and into Nicolet, and Choice Bank, the wholly owned bank subsidiary of Choice, was merged with and into the Bank. The system integration was completed, and the two branches of Choice opened on November 12, 2019, as Nicolet National Bank branches, expanding its presence in the Oshkosh marketplace. The Company closed its legacy Oshkosh location concurrently with the consummation of the Choice merger.
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
Pending Acquisitions:
Commerce Financial Holdings, Inc. (“Commerce”): On February 17, 2020, Nicolet entered into a definitive merger agreement with Commerce Financial Holdings, Inc. (“Commerce”) pursuant to which Commerce will merge with and into Nicolet, providing entry into Wisconsin's largest MSA. The acquisition will involve stock-for-stock consideration at a fixed exchange ratio, subject to a $62 per share collar and an $82 per share cap provision provided for in the merger agreement. Stock markets significantly declined in early March following the declaration of COVID-19 as a pandemic, and remain volatile. Since mid-March, Nicolet’s stock price has been below the collar price. If our price, as defined in the merger agreement, moves above the $62 collar, we expect the transaction will close in third quarter 2020, pending fulfillment of all other closing conditions, including approvals by Commerce shareholders and regulators. As we have communicated to Commerce management, if our price remains below the $62 collar, we expect we will invoke our termination right provided in the merger agreement and the transaction will not close, despite meeting all other closing conditions. Nicolet believes if its common stock price is below $62 per share, such pricing is a signal of the farther reaching and prolonged impacts of the COVID–19 pandemic, which are still volatile and uncertain. If Nicolet’s stock price is below $62, Nicolet believes that consummating a transaction at a fixed exchange ratio reflecting comparative valuations set before the onset of the COVID–19 pandemic is not prudent for Nicolet’s shareholders in today’s unsettled environment

Commerce would represent approximately 16% of the combined company's assets at March 31, 2020. At March 31, 2020, Commerce had total assets of $729 million, loans of $618 million, deposits of $620 million, and equity of $71 million.

Advantage Community Bancshares, Inc. (“Advantage”): On March 2, 2020, Nicolet entered into a definitive merger agreement with Advantage pursuant to which Advantage will merge with and into Nicolet. Due to the relative small size of the transaction, terms of the all-cash deal were not disclosed. At March 31, 2020, Advantage had total assets of $149 million, loans of $94 million, deposits of $126 million, and equity of $20 million. The merger is expected to close in the third quarter of 2020 and remains subject to customary closing conditions, including approval by Advantage shareholders and regulatory approvals.

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

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Net income attributable to Nicolet Bankshares, Inc.	$10,555	$10,267
Weighted average common shares outstanding	10,516	9,461
Effect of dilutive common stock awards	285	297
Diluted weighted average common shares outstanding	10,801	9,758
Basic earnings per common share*	$1.00	$1.09
Diluted earnings per common share*	$0.98	$1.05
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
For the three months ended March 31, 2020 and 2019, options to purchase approximately 0.1 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.
Note 4 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors. In February 2019, with subsequent shareholder approval, the 2011 Long-Term Incentive Plan was amended to increase the shares reserved for potential stock-based awards from 1,500,000 shares to 3,000,000 shares. At March 31, 2020, approximately 1.4 million shares were available for grant under these stock-based compensation plans.
A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants were as follows.

	Three Months Ended March 31,
	2020	2019
Dividend yield	—%	—%
Expected volatility	25%	—%
Risk-free interest rate	1.67%	—%
Expected average life	7 years	0 years
Weighted average per share fair value of options	$21.83	$—

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2019	1,443,733	$48.75
Granted	39,500	71.89
Exercise of stock options *	(38,702)	23.83
Forfeited	—	—
Outstanding - March 31, 2020	1,444,531	$50.06	7.3	$10,543
Exercisable - March 31, 2020	554,331	$43.43	6.5	$6,293
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the three months ended March 31, 2020, 16,671 such shares were surrendered to the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the three months ended March 31, 2020 and 2019 was approximately $1.8 million and $1.1 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2019	$44.94	22,521
Granted	72.00	2,500
Vested *	38.89	(4,500)
Forfeited	—	—
Outstanding - March 31, 2020	$49.56	20,521
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 1,341 shares were surrendered during the three months ended March 31, 2020.
The Company recognized approximately $1.3 million and $1.1 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for the three months ended March 31, 2020 and 2019, respectively, associated with its common stock awards granted to officers and employees. As of March 31, 2020, there was approximately $12.8 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately 3.2 years. The Company recognized a tax benefit of approximately $0.3 million for the three months ended March 31, 2020 for the tax impact of stock option exercises and vesting of restricted stock.
Note 5 – Securities Available for Sale
Amortized cost and fair value of securities available for sale are summarized as follows.

	March 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$64,180	$288	$216	$64,252
State, county and municipals	155,700	1,661	25	157,336
Mortgage-backed securities	203,575	6,499	121	209,953
Corporate debt securities	78,023	2,516	220	80,319
Total	$501,478	$10,964	$582	$511,860

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency securities	$16,516	$4	$60	$16,460
State, county and municipals	155,501	1,049	157	156,393
Mortgage-backed securities	193,223	2,492	697	195,018
Corporate debt securities	78,009	3,422	—	81,431
Total	$443,249	$6,967	$914	$449,302
The following table presents gross unrealized losses and the related estimated fair value of securities AFS for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	March 31, 2020
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$—	$—	$10,854	$216	$10,854	$216	2
State, county and municipals	12,286	25	—	—	12,286	25	30
Mortgage-backed securities	9,261	32	17,829	89	27,090	121	50
Corporate debt securities	16,777	220	—	—	16,777	220	9
Total	$38,324	$277	$28,683	$305	$67,007	$582	91

	December 31, 2019
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$1,035	$2	$11,091	$58	$12,126	$60	6
State, county and municipals	22,451	132	7,605	25	30,056	157	56
Mortgage-backed securities	49,626	245	47,271	452	96,897	697	150
Corporate debt securities	—	—	—	—	—	—	—
Total	$73,112	$379	$65,967	$535	$139,079	$914	212
The Company evaluates securities AFS in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.
As of March 31, 2020, the Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration; thus, no allowance for credit losses on securities AFS was recorded. The Company has the ability and intent to hold its securities to maturity. There were no other-than-temporary impairments charged to earnings during the full year 2019.

The amortized cost and fair value of securities AFS by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; as this is particularly inherent in mortgage-backed securities, these securities are not included in the maturity categories below.

	March 31, 2020
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$16,942	$16,982
Due in one year through five years	235,471	237,604
Due after five years through ten years	35,066	35,929
Due after ten years	10,424	11,392
	297,903	301,907
Mortgage-backed securities	203,575	209,953
Securities AFS	$501,478	$511,860
Proceeds and realized gains / losses from the sale of securities AFS were as follows.

	Three Months Ended March 31,
(in thousands)	2020	2019
Gross gains	$—	$133
Gross losses	—	(120)
Gains (losses) on sales of securities AFS, net	$—	$13
Proceeds from sales of securities AFS	$—	$8,076
Note 6 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	March 31, 2020		December 31, 2019
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$831,257	32%	$806,189	31%
Owner-occupied CRE	499,705	19	496,372	19
Agricultural	95,991	3	95,450	4
CRE investment	448,758	17	443,218	17
Construction & land development	96,055	4	92,970	4
Residential construction	52,945	2	54,403	2
Residential first mortgage	432,126	17	432,167	17
Residential junior mortgage	121,105	5	122,771	5
Retail & other	29,482	1	30,211	1
Loans	2,607,424	100%	2,573,751	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	26,202		13,972
Loans, net	$2,581,222		$2,559,779
Allowance for credit losses - Loans to loans	1.00%		0.54%
Accrued interest on loans of $7 million at both March 31, 2020 and December 31, 2019 is included in accrued interest receivable and other assets on the consolidated balance sheets. See Note 1 for for the Company's accounting policy on accrued interest with respect to loans and the allowance for credit losses.
Allowance for Credit Losses-Loans:
The majority of the Company’s loans, commitments, and letters of credit have been granted to customers in the Company’s market area. Although the Company has a diversified loan portfolio, the credit risk in the loan portfolio is largely influenced by general economic conditions and trends of the counties and markets in which the debtors operate, and the resulting impact on the operations of borrowers or on the value of underlying collateral, if any.

A roll forward of the allowance for credit losses is summarized as follows.

	Three Months Ended		Year Ended
(in thousands)	March 31, 2020	March 31, 2019	December 31, 2019
Beginning balance	$13,972	$13,153	$13,153
Adoption of CECL	8,488	—	—
Initial PCD ACL	797	—	—
Total impact for adoption of CECL	9,285	—	—
Provision for credit losses	3,000	200	1,200
Charge-offs	(93)	(10)	(927)
Recoveries	38	27	546
Net (charge-offs) recoveries	(55)	17	(381)
Ending balance	$26,202	$13,370	$13,972
The following table presents the balance and activity in the ACL-Loans by portfolio segment.

	TOTAL – Three Months Ended March 31, 2020
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans:
Beginning balance	$5,471	$3,010	$579	$1,600	$414	$368	$1,669	$517	$344	$13,972
Adoption of CECL	2,962	1,249	361	1,970	51	124	1,286	351	134	8,488
Initial PCD ACL	797	—	—	—	—	—	—	—	—	797
Provision	1,253	163	95	795	82	(50)	533	102	27	3,000
Charge-offs	—	—	—	(20)	—	—	—	—	(73)	(93)
Recoveries	30	—	—	—	—	—	1	3	4	38
Net (charge-offs) recoveries	30	—	—	(20)	—	—	1	3	(69)	(55)
Ending balance	$10,513	$4,422	$1,035	$4,345	$547	$442	$3,489	$973	$436	$26,202
As % of ACL-Loans	40%	17%	4%	16%	2%	2%	13%	4%	2%	100%

For comparison purposes, the following table presents the balance and activity in the ACL-Loans by portfolio segment for the prior year-end period.

	TOTAL – Year Ended December 31, 2019
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans:
Beginning balance	$5,271	$2,847	$422	$1,470	$510	$211	$1,646	$472	$304	$13,153
Provision	(61)	254	157	130	(96)	383	9	86	338	1,200
Charge-offs	(159)	(93)	—	—	—	(226)	(22)	(80)	(347)	(927)
Recoveries	420	2	—	—	—	—	36	39	49	546
Net (charge-offs) recoveries	261	(91)	—	—	—	(226)	14	(41)	(298)	(381)
Ending balance	$5,471	$3,010	$579	$1,600	$414	$368	$1,669	$517	$344	$13,972
As % of ACL-Loans	39%	22%	4%	11%	3%	3%	12%	4%	2%	100%
The ACL-Loans at March 31, 2020 was estimated using the current expected credit loss model. See Note 1 for the Company's accounting policy on loans and the allowance for credit losses.
The ACL-Loans represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date. To assess the appropriateness of the ACL-Loans, an allocation methodology is applied by Nicolet which focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect expected credit losses. Assessing these numerous factors involves significant judgment.

Management allocates the ACL-Loans by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve is established for individually evaluated credit-deteriorated loans, which management defines as nonaccrual credit relationships over $250,000, all loans determined to be troubled debt restructurings (“restructured loans”), plus other loans with evidence of credit deterioration. The specific reserve in the ACL-Loans for these credit deteriorated loans is equal to the aggregate collateral or discounted cash flow shortfall. Second, management allocates the ACL-Loans with historical loss rates by loan segment. The loss factors are measured on a quarterly basis and applied to each loan segment based on current loan balances and projected for their expected remaining life. Next, management allocates ACL-Loans using the qualitative factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience of each loan segment. Lastly, management considers reasonable and supportable forecasts to assess the collectability of future cash flows.
A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table presents collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation as of March 31, 2020.

March 31, 2020	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$5,544	$5,544	$978	$4,566	$1,683
Owner-occupied CRE	3,168	—	3,168	3,168	—	—
Agricultural	611	921	1,532	663	869	61
CRE investment	1,029	—	1,029	1,029	—	—
Construction & land development	533	—	533	533	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	—	—	—	—	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$5,341	$6,465	$11,806	$6,371	$5,435	$1,744

The following table presents impaired loans and their respective allowance for credit loss allocations at December 31, 2019, as determined in accordance with historical accounting guidance.

	Total Impaired Loans – December 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$5,932	$7,950	$625	$5,405	$1,170
Owner-occupied CRE	3,430	4,016	—	3,677	256
Agricultural	2,134	2,172	116	2,311	37
CRE investment	2,426	2,790	—	2,497	364
Construction & land development	382	382	—	460	—
Residential construction	—	—	—	—	—
Residential first mortgage	2,357	2,629	—	2,412	178
Residential junior mortgage	218	349	—	224	58
Retail & other	12	12	—	12	—
Total	$16,891	$20,300	$741	$16,998	$2,063

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	March 31, 2020
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$1,060	$6,050	$824,147	$831,257
Owner-occupied CRE	1,961	3,837	493,907	499,705
Agricultural	1	1,801	94,189	95,991
CRE investment	484	1,029	447,245	448,758
Construction & land development	210	533	95,312	96,055
Residential construction	100	—	52,845	52,945
Residential first mortgage	1,985	953	429,188	432,126
Residential junior mortgage	249	566	120,290	121,105
Retail & other	80	—	29,402	29,482
Total loans	$6,130	$14,769	$2,586,525	$2,607,424
Percent of total loans	0.2%	0.6%	99.2%	100.0%

	December 31, 2019
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$1,729	$6,249	$798,211	$806,189
Owner-occupied CRE	112	3,311	492,949	496,372
Agricultural	—	1,898	93,552	95,450
CRE investment	—	1,073	442,145	443,218
Construction & land development	2,063	20	90,887	92,970
Residential construction	302	—	54,101	54,403
Residential first mortgage	2,736	1,090	428,341	432,167
Residential junior mortgage	217	480	122,074	122,771
Retail & other	110	1	30,100	30,211
Total loans	$7,269	$14,122	$2,552,360	$2,573,751
Percent of total loans	0.3%	0.5%	99.2%	100.0%
The following table presents nonaccrual loans by portfolio segment. The nonaccrual loans without a related allowance for credit losses have been reflected in the collateral dependent loans table above.

	March 31, 2020		December 31, 2019
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$6,050	41%	$6,249	44%
Owner-occupied CRE	3,837	26	3,311	23
Agricultural	1,801	12	1,898	14
CRE investment	1,029	7	1,073	8
Construction & land development	533	4	20	—
Residential construction	—	—	—	—
Residential first mortgage	953	6	1,090	8
Residential junior mortgage	566	4	480	3
Retail & other	—	—	1	—
Nonaccrual loans	$14,769	100%	$14,122	100%
Percent of total loans	0.6%		0.5%

Credit Quality Information:
The following table presents total loans by risk categories and year of origination.

March 31, 2020	Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$45,598	$151,079	$118,171	$77,690	$31,727	$64,618	$291,990	$—	$780,873
Grade 5	39	3,470	7,446	576	1,479	2,830	7,845	—	23,685
Grade 6	—	23	823	4	1	37	4,946	—	5,834
Grade 7	113	2,078	1,115	1,404	1,372	7,393	7,390	—	20,865
Total	$45,750	$156,650	$127,555	$79,674	$34,579	$74,878	$312,171	$—	$831,257

Owner-occupied CRE
Grades 1-4	$21,337	$68,525	$84,981	$64,514	$50,402	$175,204	$2,340	$—	$467,303
Grade 5	—	576	1,706	7,882	396	6,676	488	—	17,724
Grade 6	—	—	—	1,749	—	56	—	—	1,805
Grade 7	—	168	285	2,197	1,797	8,426	—	—	12,873
Total	$21,337	$69,269	$86,972	$76,342	$52,595	$190,362	$2,828	$—	$499,705

Agricultural
Grades 1-4	$4,321	$7,982	$7,604	$10,793	$3,998	$26,721	$20,468	$—	$81,887
Grade 5	—	—	38	179	710	4,064	89	—	5,080
Grade 6	—	—	—	329	392	—	49	—	770
Grade 7	—	—	58	117	1,375	5,893	811	—	8,254
Total	$4,321	$7,982	$7,700	$11,418	$6,475	$36,678	$21,417	$—	$95,991

CRE investment
Grades 1-4	$29,442	$72,601	$45,017	$71,370	$44,213	$168,170	$6,238	$—	$437,051
Grade 5	—	—	55	—	394	6,629	—	—	7,078
Grade 6	—	105	—	915	656	—	—	—	1,676
Grade 7	—	—	—	—	146	2,807	—	—	2,953
Total	$29,442	$72,706	$45,072	$72,285	$45,409	$177,606	$6,238	$—	$448,758

Construction & land development
Grades 1-4	$7,276	$46,643	$20,176	$3,719	$2,683	$9,827	$1,678	$—	$92,002
Grade 5	—	219	2,699	45	—	26	—	—	2,989
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	149	—	—	—	915	—	—	1,064
Total	$7,276	$47,011	$22,875	$3,764	$2,683	$10,768	$1,678	$—	$96,055

Residential construction
Grades 1-4	$3,495	$44,300	$3,922	$466	$29	$135	$—	$—	$52,347
Grade 5	—	542	—	56	—	—	—	—	598
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$3,495	$44,842	$3,922	$522	$29	$135	$—	$—	$52,945

Residential first mortgage
Grades 1-4	$24,900	$79,077	$59,651	$56,748	$60,809	$142,975	$1,538	$1	$425,699
Grade 5	—	1,215	296	309	697	1,153	—	—	3,670
Grade 6	—	—	—	—	—	2	—	—	2
Grade 7	—	778	198	20	66	1,693	—	—	2,755
Total	$24,900	$81,070	$60,145	$57,077	$61,572	$145,823	$1,538	$1	$432,126

Residential junior mortgage
Grades 1-4	$927	$7,017	$5,941	$1,856	$2,021	$3,844	$95,033	$3,861	$120,500
Grade 5	—	—	—	—	—	34	—	—	34
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	30	—	355	75	111	571
Total	$927	$7,017	$5,941	$1,886	$2,021	$4,233	$95,108	$3,972	$121,105

Retail & other
Grades 1-4	$2,438	$5,605	$2,658	$1,161	$827	$1,156	$15,637	$—	$29,482
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$2,438	$5,605	$2,658	$1,161	$827	$1,156	$15,637	$—	$29,482

Total loans	$139,886	$492,152	$362,840	$304,129	$206,190	$641,639	$456,615	$3,973	$2,607,424

The following tables present total loans by risk categories.

	March 31, 2020
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$780,873	$23,685	$5,834	$20,865	$831,257
Owner-occupied CRE	467,303	17,724	1,805	12,873	499,705
Agricultural	81,887	5,080	770	8,254	95,991
CRE investment	437,051	7,078	1,676	2,953	448,758
Construction & land development	92,002	2,989	—	1,064	96,055
Residential construction	52,347	598	—	—	52,945
Residential first mortgage	425,699	3,670	2	2,755	432,126
Residential junior mortgage	120,500	34	—	571	121,105
Retail & other	29,482	—	—	—	29,482
Total loans	$2,487,144	$60,858	$10,087	$49,335	$2,607,424
Percent of total	95.4%	2.3%	0.4%	1.9%	100.0%

	December 31, 2019
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$765,073	$20,199	$7,663	$13,254	$806,189
Owner-occupied CRE	464,661	20,855	953	9,903	496,372
Agricultural	77,082	6,785	3,275	8,308	95,450
CRE investment	430,794	8,085	2,578	1,761	443,218
Construction & land development	90,523	2,213	15	219	92,970
Residential construction	53,286	1,117	—	—	54,403
Residential first mortgage	424,044	4,677	668	2,778	432,167
Residential junior mortgage	122,249	35	—	487	122,771
Retail & other	30,210	—	—	1	30,211
Total loans	$2,457,922	$63,966	$15,152	$36,711	$2,573,751
Percent of total	95.5%	2.5%	0.6%	1.4%	100.0%
An internal loan review function rates loans using a grading system based on different risk categories. Loans with a Substandard grade are considered to have a greater risk of loss and may be assigned allocations for loss based on specific review of the weaknesses observed in the individual credits. Such loans are constantly monitored by the loan review function to ensure early identification of any deterioration. A description of the loan risk categories used by the Company follows.
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

Nonaccretable Discount on Purchased Credit Impaired Loans:
The following table summarizes the nonaccretable discount on purchased credit impaired loans prior to the adoption of ASU 2016-13.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2019	December 31, 2019
Balance at beginning of period	$6,408	$6,408
Acquired balance, net	—	911
Accretion to loan interest income	(221)	(4,713)
Disposals of loans	—	(679)
Balance at end of period	$6,187	$1,927
Troubled Debt Restructurings:
At March 31, 2020, there were four loans classified as troubled debt restructurings with a current outstanding balance of $1.1 million and pre-modification balance of $1.4 million. In comparison, at December 31, 2019, there were five loans classified as troubled debt restructurings with an outstanding balance of $1.1 million and pre-modification balance of $1.4 million. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the three months ended March 31, 2020. As of March 31, 2020, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.
Note 7 – Goodwill and Other Intangibles and Mortgage Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. In the first quarter, management considered the potential impacts of the COVID-19 pandemic on the valuation of our franchise value, stability of deposits, and of the wealth client base, underlying our goodwill, core deposit intangible, and customer list intangibles, and determined no impairments were indicated. However, the impacts of the COVID-19 pandemic, which began in March 2020, are still evolving. The Company’s assessment in 2019 resulted in an $0.8 million full impairment charge on non-bank goodwill. A summary of goodwill and other intangibles was as follows.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2020	December 31, 2019
Goodwill	$151,198	$151,198
Core deposit intangibles	10,031	10,897
Customer list intangibles	3,745	3,872
Other intangibles	13,776	14,769
Goodwill and other intangibles, net	$164,974	$165,967
Goodwill: A summary of goodwill was as follows. During 2019, goodwill increased due to the Choice acquisition. See Note 2 for additional information on the Company's acquisitions.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2020	December 31, 2019
Goodwill:
Goodwill at beginning of year	$151,198	$107,366
Acquisition	—	44,594
Impairment	—	(762)
Goodwill at end of period	$151,198	$151,198
Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During 2019, core deposit intangibles increased due to the Choice acquisition. See Note 2 for additional information on the Company's acquisitions.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2020	December 31, 2019
Core deposit intangibles:
Gross carrying amount	$30,715	$30,715
Accumulated amortization	(20,684)	(19,818)
Net book value	$10,031	$10,897
Additions during the period	$—	$1,700
Amortization during the period	$866	$3,365
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(1,778)	(1,651)
Net book value	$3,745	$3,872
Additions during the period	$—	$—
Amortization during the period	$127	$507
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

	Three Months Ended	Year Ended
(in thousands)	March 31, 2020	December 31, 2019
Mortgage servicing rights ("MSR") asset:
MSR asset at beginning of year	$5,919	$3,749
Capitalized MSR	559	2,876
MSR asset acquired	—	160
Amortization during the period	(284)	(866)
MSR asset at end of period	$6,194	$5,919
Valuation allowance at beginning of year	$—	$—
Additions	(175)	—
Valuation allowance at end of period	$(175)	$—
MSR asset, net	$6,019	$5,919
Fair value of MSR asset at end of period	$8,807	$8,420
Residential mortgage loans serviced for others	$890,162	$847,756
Net book value of MSR asset to loans serviced for others	0.68%	0.70%
The Company periodically evaluates its mortgage servicing rights asset for impairment. At each reporting date, impairment is assessed based on estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). A valuation allowance of $0.2 million was recorded for the three months ended March 31, 2020, while no valuation allowance was recorded for the year ended December 31, 2019. See Note 9 for additional information on the fair value of the MSR asset.

The following table shows the estimated future amortization expense for amortizing intangible assets and the MSR asset. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of March 31, 2020. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset
Year ending December 31,
2020 (remaining nine months)	$2,127	$380	$829
2021	2,453	507	937
2022	1,987	507	930
2023	1,490	483	962
2024	1,010	449	541
2025	573	449	541
Thereafter	391	970	1,454
Total	$10,031	$3,745	$6,194
Note 8 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. The Company had a $75 million short-term FHLB advance, with a fixed rate of 0.61%, outstanding at March 31, 2020. At December 31, 2019, the Company did not have any outstanding short-term borrowings.
Long-Term Borrowings:
The components of long-term borrowings (borrowing with an original maturity greater than one year) were as follows.

(in thousands)	March 31, 2020	December 31, 2019
FHLB advances	$40,046	$25,061
Junior subordinated debentures	30,695	30,575
Subordinated notes	12,000	11,993
Total long-term borrowings	$82,741	$67,629
Percent of fixed rate long-term borrowings	70%	64%
Percent of floating rate long-term borrowings	30%	36%
FHLB Advances: The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturity dates through 2027. The weighted average rate of the FHLB advances was 1.11% at March 31, 2020 and 1.57% at December 31, 2019.
Junior Subordinated Debentures: The following table shows the breakdown of junior subordinated debentures. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair market value) are being accreted to interest expense over the remaining life of the debentures. All the debentures below are currently callable and may be redeemed in part or in full at par plus any accrued but unpaid interest. At March 31, 2020 and December 31, 2019, $29.5 million and $29.4 million, respectively, qualify as Tier 1 capital.

		Junior Subordinated Debentures
			3/31/2020	3/31/2020	12/31/19
(in thousands)	Maturity Date	Par	Unamortized Discount	Carrying Value	Carrying Value
2004 Nicolet Bankshares Statutory Trust (1)	7/15/2034	$6,186	$—	$6,186	$6,186
2005 Mid-Wisconsin Financial Services, Inc. (2)	12/15/2035	10,310	(3,122)	7,188	7,138
2006 Baylake Corp. (3)	9/30/2036	16,598	(3,824)	12,774	12,715
2004 First Menasha Bancshares, Inc. (4)	3/17/2034	5,155	(608)	4,547	4,536
Total		$38,249	$(7,554)	$30,695	$30,575

(1)	The interest rate is 8.00% fixed.

(2)
The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 2.17% and 3.32% as of March 31, 2020 and December 31, 2019, respectively.

(3)
The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of the three-month LIBOR plus 1.35%, adjusted quarterly. The interest rates were 2.72% and 3.31% as of March 31, 2020 and December 31, 2019, respectively.

(4)
The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 2.79%, adjusted quarterly. The interest rates were 3.63% and 4.69% as of March 31, 2020 and December 31, 2019, respectively.

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
Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
March 31, 2020
U.S. government agency securities	$64,252	$—	$64,252	$—
State, county and municipals	157,336	—	157,336	—
Mortgage-backed securities	209,953	—	209,953	—
Corporate debt securities	80,319	—	77,189	3,130
Securities AFS	$511,860	$—	$508,730	$3,130
Other investments (equity securities)	$3,978	$3,978	$—	$—
December 31, 2019
U.S. government agency securities	$16,460	$—	$16,460	$—
State, county and municipals	156,393	—	156,393	—
Mortgage-backed securities	195,018	—	195,018	—
Corporate debt securities	81,431	—	78,301	3,130
Securities AFS	$449,302	$—	$446,172	$3,130
Other investments (equity securities)	$3,375	$3,375	$—	$—
The following is a description of the valuation methodologies used by the Company for the securities AFS and equity securities measured at fair value on a recurring basis, noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private municipal bonds and corporate debt securities, which include trust preferred security investments. At March 31, 2020 and December 31, 2019, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.

The following table presents the changes in the Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Three Months Ended	Year Ended
Level 3 Fair Value Measurements:	March 31, 2020	December 31, 2019
Balance at beginning of year	$3,130	$8,490
Acquired balance	—	300
Paydowns/Sales/Settlements	—	(5,660)
Balance at end of period	$3,130	$3,130
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
March 31, 2020
Collateral dependent loans	$10,062	$—	$—	$10,062
Other real estate owned (“OREO”)	1,000	—	—	1,000
MSR asset	8,807	—	—	8,807
December 31, 2019
Impaired loans	$16,150	$—	$—	$16,150
OREO	1,000	—	—	1,000
MSR asset	8,420	—	—	8,420
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
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

March 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$241,960	$241,960	$241,960	$—	$—
Certificates of deposit in other banks	18,804	19,905	—	19,905	—
Securities AFS	511,860	511,860	—	508,730	3,130
Other investments, including equity securities	27,176	27,176	3,978	19,260	3,938
Loans held for sale	3,929	4,006	—	4,006	—
Loans, net	2,581,222	2,659,556	—	—	2,659,556
BOLI	78,665	78,665	78,665	—	—
MSR asset	6,019	8,807	—	—	8,807
Financial liabilities:
Deposits	$3,023,466	$3,029,747	$—	$—	$3,029,747
Short-term borrowings	75,000	75,000	—	75,000	—
Long-term borrowings	82,741	82,958	—	40,877	42,081

December 31, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$182,059	$182,059	$182,059	$—	$—
Certificates of deposit in other banks	19,305	19,310	—	19,310	—
Securities AFS	449,302	449,302	—	446,172	3,130
Other investments, including equity securities	24,072	24,072	3,375	16,759	3,938
Loans held for sale	2,706	2,753	—	2,753	—
Loans, net	2,559,779	2,593,110	—	—	2,593,110
BOLI	78,140	78,140	78,140	—	—
MSR asset	5,919	8,420	—	—	8,420
Financial liabilities:
Deposits	$2,954,453	$2,956,229	$—	$—	$2,956,229
Long-term borrowings	67,629	66,816	—	25,075	41,741
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
Lending-related commitments and derivative financial instruments: At March 31, 2020 and December 31, 2019, the estimated fair value of letters of credit, interest rate lock commitments on residential mortgage loans, outstanding mandatory commitments to sell residential mortgage loans into the secondary market, and mirror interest rate swap agreements were not significant.
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
Forward-Looking Statements
Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Nicolet’s control, include, but are not necessarily limited to the following:

•	the effects of the COVID-19 pandemic on the business, customers, employees and third-party service providers of Nicolet or any of its acquisition targets;

•	operating, legal and regulatory risks, including the effects of legislative or regulatory developments affecting the financial industry generally or Nicolet specifically;

•	economic, market, political and competitive forces affecting Nicolet’s banking and wealth management businesses;

•	changes in interest rates, monetary policy and general economic conditions, which may impact Nicolet’s net interest income;

•	diversion of management time on pandemic-related issues;

•	adoption of new accounting standards, including the effects from the adoption of the CECL model on January 1, 2020, or changes in existing standards;

•	changes to statutes, regulations, or regulatory policies or practices resulting from the COVID-19 pandemic;

•	compliance or operational risks related to new products, services, ventures, or lines of business, if any, that Nicolet may pursue or implement; and

•	the risk that Nicolet’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements. Nicolet specifically disclaims any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.
Overview
The following discussion is management’s analysis of the consolidated financial condition as of March 31, 2020 and December 31, 2019 and results of operations for the three-month periods ended March 31, 2020 and 2019. It should be read in conjunction with Nicolet’s audited consolidated financial statements included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2019.

The timing of Nicolet’s acquisition of Choice Bancorp, Inc. (“Choice”) on November 8, 2019, at approximately 12% of pre-merger assets, impacts financial comparisons. Certain income statement results, average balances and related ratios for first quarter 2020 include three months of Choice, compared to no contribution from Choice in first quarter 2019 and a partial period of Choice in fourth quarter 2019.
Of importance, the World Health Organization declared the coronavirus COVID-19 a pandemic in March 2020. The impacts of the COVID-19 pandemic have resulted in, among other things, a significant stock and global markets decline, disruption in business and leisure activities as nation-wide stay-at-home orders were mandated, significant strain on the health care industry as it addressed the severity of the health crisis, and shift in the general economy (such as high unemployment, negative GDP expectations, a 150 bps decline in Federal funds rates, and the start of unprecedented government stimulus), triggering a 2020 recession.
Amid the uncertainty, in March 2020, Nicolet took action to increase liquidity (largely through term brokered CDs), significantly increased the credit loss provision for the dramatically changed circumstances that continue to evolve, and recorded market losses on equity investments held (in response to the market decline) and valuation charges related to secondary mortgage activities on otherwise strong secondary mortgage activity. Actions to keep customers and employees safe including reducing staff on site, increasing remote staff, segregating leadership and key functional departments (and adding redundancy to ensure continuity of operations should there be a COVID-19 related incident), and limiting branch lobby access through appointment-only or temporarily closed locations. While we continue to pay all employees, we also supplemented the pay of our front-line employees working on-site and eliminated senior management incentive accruals for the quarter. Given the extent of uncertainty, we have guided numerous customers through new loans, temporary loan modifications, or participation in the Paycheck Protection Program (the “PPP”, which provided low rate and potentially forgivable loans to small businesses that meet criteria of the program, initially funding in April). The dramatic events surrounding the pandemic will clearly impact future expectations about credit costs and margins, as well as fee income and expenses.

Performance Summary
Table 1: Earnings Summary and Selected Financial Data

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Results of operations:
Interest income	$37,003	$36,192	$34,667	$34,570	$33,159
Interest expense	5,740	5,723	5,477	5,626	5,684
Net interest income	31,263	30,469	29,190	28,944	27,475
Provision for credit losses	3,000	300	400	300	200
Net interest income after provision for credit losses	28,263	30,169	28,790	28,644	27,275
Noninterest income	9,585	13,309	12,312	18,560	9,186
Noninterest expense	23,854	25,426	22,887	25,727	22,759
Income before income tax expense	13,994	18,052	18,215	21,477	13,702
Income tax expense	3,321	5,670	4,603	2,833	3,352
Net income	10,673	12,382	13,612	18,644	10,350
Net income attributable to noncontrolling interest	118	87	82	95	83
Net income attributable to Nicolet Bankshares, Inc.	$10,555	$12,295	$13,530	$18,549	$10,267
Earnings per common share:
Basic	$1.00	$1.22	$1.45	$1.98	$1.09
Diluted	$0.98	$1.18	$1.40	$1.91	$1.05
Common Shares:
Basic weighted average	10,516	10,061	9,347	9,374	9,461
Diluted weighted average	10,801	10,452	9,697	9,692	9,758
Outstanding (period end)	10,408	10,588	9,363	9,327	9,431
Period-End Balances:
Loans	$2,607,424	$2,573,751	$2,242,931	$2,203,273	$2,189,688
Allowance for credit losses	26,202	13,972	13,620	13,571	13,370
Securities available-for-sale, at fair value	511,860	449,302	419,300	403,989	407,693
Goodwill and other intangibles, net	164,974	165,967	121,371	122,285	123,254
Total assets	3,732,554	3,577,260	3,105,671	3,054,813	3,041,091
Deposits	3,023,466	2,954,453	2,584,447	2,536,639	2,538,486
Stockholders’ equity	510,971	516,262	428,014	411,415	398,767
Book value per common share	49.09	48.76	45.71	44.11	42.28
Tangible book value per common share (2)	33.24	33.08	32.75	31.00	29.21
Average Balances:
Loans	$2,584,584	$2,438,908	$2,218,307	$2,189,070	$2,179,420
Interest-earning assets	3,167,505	2,974,974	2,763,997	2,702,357	2,734,936
Goodwill and other intangibles, net	165,532	147,636	121,895	122,841	123,892
Total assets	3,555,144	3,339,283	3,094,546	3,022,383	3,047,068
Deposits	2,920,071	2,756,295	2,563,821	2,514,226	2,556,927
Interest-bearing liabilities	2,218,592	2,023,448	1,895,754	1,892,775	1,946,210
Stockholders’ equity	513,558	478,645	420,864	404,345	391,027
Financial Ratios: (1)
Return on average assets	1.19%	1.46%	1.73%	2.46%	1.37%
Return on average common equity	8.27	10.19	12.75	18.40	10.65
Return on average tangible common equity (2)	12.20	14.74	17.95	26.43	15.59
Average equity to average assets	14.45	14.33	13.60	13.38	12.83
Stockholders' equity to assets	13.69	14.43	13.78	13.47	13.11
Tangible common equity to tangible assets (2)	9.70	10.27	10.28	9.86	9.44
Net interest margin	3.94	4.06	4.19	4.28	4.05
Net loan charge-offs to average loans	0.01	(0.01)	0.06	0.02	—
Nonperforming loans to total loans	0.57	0.55	0.41	0.35	0.40
Nonperforming assets to total assets	0.42	0.42	0.34	0.26	0.30
Effective tax rate	23.73	31.41	25.27	13.19	24.46
Selected Items:
Interest income from resolving PCI loans (rounded)	$—	$1,400	$1,800	$1,300	$200
Tax-equivalent adjustment on net interest income	231	257	251	263	272
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

Net income was $10.6 million for the three months ended March 31, 2020, an increase of $0.3 million or 3% over $10.3 million for the three months ended March 31, 2019. Earnings per diluted common share was $0.98 for first quarter 2020, compared to $1.05 for first quarter 2019, with earnings up 3% and diluted weighted average shares up 11%. Annualized return on average assets for the comparable first quarters of 2020 and 2019 was 1.19% and 1.37%, respectively. Recognizing the pandemic headwinds (largely impacting the provision for credit losses recorded, market value losses on equity securities held, and valuation marks on mortgage servicing-related assets and commitments), the underlying financial results were sound for first quarter 2020.

•
At March 31, 2020, assets were $3.7 billion, an increase of $155 million (4%) from December 31, 2019 and an increase of $691 million (23%) from March 31, 2019. The increase since year-end 2019 is largely due to the March 2020 liquidity actions.

•
At March 31, 2020, loans were $2.6 billion, an increase of $34 million (1%) over December 31, 2019 (representing organic growth) and $418 million (19%) higher than March 31, 2019 (largely due to the $348 million of Choice loans acquired). Quarterly average loans grew $146 million (24% annualized) over fourth quarter 2019 and grew $405 million (19%) over first quarter 2019, with both comparisons impacted by the timing of the Choice acquisition. For additional information regarding loans, see “BALANCE SHEET ANALYSIS — Loans.”

•
Total deposits were $3.0 billion at March 31, 2020, a $69 million (2%) increase from December 31, 2019 (with brokered deposits up $121 million from the liquidity actions in March, and core deposits down $52 million, consistent with customary seasonal trends) and $485 million (19%) higher than March 31, 2019 (largely due to the $289 million of Choice deposits acquired and the March 2020 liquidity actions noted above). Quarterly average deposits grew $164 million (24% annualized) over fourth quarter 2019 and grew $363 million (14%) over first quarter 2019, with both comparisons impacted by the timing of the Choice acquisition. For additional information regarding deposits, see “BALANCE SHEET ANALYSIS – Deposits.”

•
Comparatively, short-term interest rates were 225 bps lower in first quarter 2020 than first quarter 2019, given the 75 bps change in second half 2019 and 150 bps change in March 2020 by the Federal Reserve. The net interest margin was 3.94% for first quarter 2020, 11 bps lower than the comparable 2019 period, with the earning asset yield down 23 bps, the cost of funds favorably lower by 14 bps, and the net free funds unfavorably lower by 2 bps. Net interest income increased $3.8 million or 14% over first quarter 2019, benefiting predominantly from stronger volumes (largely attributable to the inclusion of Choice assets acquired), offset partly by unfavorable net rate changes (largely due to the lower rate environment). For additional information regarding net interest income, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”

•
Noninterest income excluding net asset gains grew $1.2 million or 14% over first quarter 2019, with all categories except other income up year-over-year, in part from the timing of the Choice acquisition in November 2019. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”

•
Noninterest expense increased $1.1 million or 5% over first quarter 2019, in part from the timing of the Choice acquisition in November 2019. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”

•
Provision for credit losses increased to $3.0 million for the three months ended March 31, 2020, compared to $0.2 million for the three months ended March 31, 2019, largely due to the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic as described in further detail in the “Overview” section. For additional information regarding the allowance for credit losses see “BALANCE SHEET ANALYSIS – Allowance for Credit Losses - Loans.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Three Months Ended March 31,
	2020			2019
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Loans, including loan fees (1)(2)	$2,584,584	$33,808	5.19%	$2,179,420	$30,013	5.51%
Investment securities:
Taxable	327,910	2,072	2.53%	268,249	1,633	2.43%
Tax-exempt (2)	125,910	692	2.20%	141,331	776	2.20%
Other interest-earning assets	129,101	662	2.04%	145,936	1,009	2.76%
Total non-loan earning assets	582,921	3,426	2.35%	555,516	3,418	2.46%
Total interest-earning assets	3,167,505	$37,234	4.66%	2,734,936	$33,431	4.89%
Other assets, net	387,639			312,132
Total assets	$3,555,144			$3,047,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$351,238	$305	0.35%	$299,806	$360	0.49%
Interest-bearing demand	535,296	1,214	0.91%	513,503	1,321	1.04%
Money market accounts ("MMA")	660,686	730	0.44%	579,089	1,010	0.71%
Core time deposits	427,925	1,933	1.82%	397,220	1,959	2.00%
Brokered deposits	158,068	775	1.97%	79,258	127	0.65%
Total interest-bearing deposits	2,133,213	4,957	0.93%	1,868,876	4,777	1.04%
Other interest-bearing liabilities	85,379	783	3.64%	77,334	907	4.69%
Total interest-bearing liabilities	2,218,592	5,740	1.04%	1,946,210	5,684	1.18%
Noninterest-bearing demand	786,858			688,051
Other liabilities	36,136			21,780
Stockholders’ equity	513,558			391,027
Total liabilities and stockholders’ equity	$3,555,144			$3,047,068
Net interest income and rate spread		$31,494	3.62%		$27,747	3.71%
Tax-equivalent adjustment		$231			$272
Net interest income and net interest margin		$31,263	3.94%		$27,475	4.05%

(1)	Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended March 31, 2020 Compared to March 31, 2019:
	Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)
Interest-earning assets
Loans (2)	$5,649	$(1,854)	$3,795
Investment securities:
Taxable	354	85	439
Tax-exempt (2)	(85)	1	(84)
Other interest-earning assets	(23)	(324)	(347)
Total non-loan earning assets	246	(238)	8
Total interest-earning assets	$5,895	$(2,092)	$3,803
Interest-bearing liabilities
Savings	$57	$(112)	$(55)
Interest-bearing demand	57	(164)	(107)
MMA	131	(411)	(280)
Core time deposits	154	(180)	(26)
Brokered deposits	213	435	648
Total interest-bearing deposits	612	(432)	180
Other interest-bearing liabilities	3	(127)	(124)
Total interest-bearing liabilities	615	(559)	56
Net interest income	$5,280	$(1,533)	$3,747

(1)	The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.

(2)	The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.
The interest rate environment has experienced dramatic change. The Federal Reserve steadily raised short-term interest rates during 2017 and 2018 in support of a growing economy (up 175 bps total to 2.50% at year end 2018), and then reduced rates by 75 bps in three moves during the second half of 2019 (to 1.75% at year end 2019) largely responding to global issues and slowing growth, which contributed to a flattened yield curve with periods of inversion. In March 2020, the Federal Reserve dropped short-term rates by 150 bps (to 25 bps at March 31, 2020) in two emergency moves to respond to the unprecedented economic disruptions of the COVID-19 pandemic described in the “Overview” section, which brought slope back into the yield curve, albeit still fairly flat. Comparatively, short-term rates were 225 bps lower in first quarter 2020 than in first quarter 2019. While the following paragraphs will discuss the comparison of the first quarter of 2020 and 2019, we expect that the COVID-19 pandemic impacts will continue to evolve and pressure future 2020 quarters even further, including continued margin pressure and potential unusual loan or deposit volume or pricing impacts.
Tax-equivalent net interest income was $31.5 million for the first three months of 2020, comprised of net interest income of $31.3 million ($3.8 million or 14% higher than the first three months of 2019), and a $0.2 million tax-equivalent adjustment (down nearly $0.1 million between the periods). The $3.7 million increase in tax-equivalent net interest income was due to favorable volumes (which added nearly $5.3 million, with $5.6 million from higher loan volumes, largely due to the inclusion of Choice interest-earning assets) and net unfavorable rates (which reduced net interest income by $1.5 million). The net $1.5 million decrease from rates was from interest-earning asset rate changes in the lower rate environment (decreasing net interest income by $2.1 million, of which $1.9 million was from loans, inclusive of $0.7 million lower aggregate discount accretion), offset partly by benefits of a lower cost of funds (improving net interest income by $0.6 million, predominantly led by $0.9 million savings from non-brokered interest-bearing deposits, $0.1 million savings from wholesale funds, and offset by $0.4 million more interest cost from term brokered deposits which increased in both rate and volume).
Between the comparable three-month periods, the interest rate spread decreased 9 bps. Given the lower rate environment between the first quarter periods, the interest earning asset yield declined 23 bps to 4.66%, largely from the 32 bps decline in loans though benefiting from the increase in the loans-to-earning asset mix (to 82% compared to 80% for first quarter 2019) since loans earn more than investments and cash; and the cost of funds declined favorably by 14 bps to 1.04%, largely from improved core deposit rates and lower variable wholesale funding rates, though offset partly by higher-costing brokered deposits (representing 7% of interest-bearing liabilities versus 4% for first quarter 2019) acquired with the Choice acquisition and procured in March 2020 under competitive conditions. The contribution from net free funds decreased 2 bps, due mostly to the reduced value in the lower rate environment, though offset partly by the 20% increase in average net free funds (largely from average noninterest-bearing demand deposits and stockholders equity) between the first quarter periods. As a result, the tax-equivalent net interest margin was 3.94% for first quarter 2020, down 11 bps compared to 4.05% for the comparable 2019 period.
Average interest-earning assets increased to $3.2 billion, up $433 million or 16% over the 2019 comparable period, primarily due to Choice acquired assets in first quarter 2020 versus none in first quarter 2019. Between the three-month periods, average loans increased $405 million or 19% (which includes organic growth and $348 million of Choice loans at acquisition), while all other interest-earning assets combined increased nearly $28 million or 5%. The mix of average interest-earning assets was improved toward higher-yielding assets, at 82% loans, 14% investments and 4% other interest-earning assets (mostly cash) for first quarter 2020, compared to 80%, 15% and 5%, respectively for first quarter 2019.
Tax-equivalent interest income was $37.2 million for first quarter 2020, up $3.8 million or 11% over first quarter 2019, while the related interest-earning asset yield was 4.66%, down 23 bps from the comparable period in 2019. Interest income on loans increased $3.8 million or 13% over first quarter 2019, aided by strong volumes. The 2020 loan yield was 5.19%, down 32 bps from first quarter 2019, largely from the significantly lower rate environment impacting yields on new, renewed and variable rate loans and partly from $0.7 million lower aggregate discount income accretion between the periods. Between the comparable three-month periods, interest income on non-loan earning assets combined was essentially unchanged at $3.4 million, with average volumes up 5%, offsetting impacts from a 11 bps decline in the related yield (to 2.35%) in the lower rate environment.
Average interest-bearing liabilities were $2.2 billion, an increase of $272 million or 14%, primarily due to the timing of the Choice acquisition in November 2019. The mix of average interest-bearing liabilities was 89% core deposits, 7% brokered deposits and 4% other funding, compared to 92%, 4% and 4%, respectively, for first quarter 2019, with the mix changes (especially increased money markets and brokered deposits) mostly influenced by the mix of Choice deposits acquired, and to a lesser extent the procurement of brokered deposits in March 2020 as part of previously discussed liquidity actions.
Interest expense was minimally changed at $5.7 million (up nearly $0.1 million) for first quarter 2020 compared to first quarter 2019, on larger average interest-bearing liabilities volumes (up 14% to $2.2 billion) but at a lower overall cost of funds (down 14 bps to 1.04%). Interest expense on deposits increased $0.2 million or 4% over the first three months of 2019 given 14% higher average interest-bearing deposit balances but at a lower cost (down 11 bps to 0.93%). The 2020 cost of savings, interest-bearing demand, money market accounts and core time deposits decreased from the first three months of 2019, by 14 bps, 13 bps, 27 bps and 18 bps, respectively, as product rate changes were made in the lower rate environment, and brokered deposits cost 132 bps more than the prior first quarter period largely due to higher-costing term brokered funds acquired with the Choice acquisition and procured in March 2020 under competitive conditions as part of previously discussed liquidity actions. Interest expense on other interest-bearing liabilities decreased $0.1 million, on slightly higher average balances (up $8 million) but at a lower rate (down 105 bps to 3.64%), mostly as variable rate debt repriced and maturing advances were replaced in the lower rate environment.
Provision for Credit Losses
The provision for credit losses increased to $3.0 million for the three months ended March 31, 2020, compared to $0.2 million for the three months ended March 31, 2019, largely due to the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic as described in further detail in the “Overview” section. The ACL-Loans was $26.2 million (1.00% of loans) at March 31, 2020, compared to $14.0 million (0.54% of loans) at December 31, 2019 and $13.4 million (0.61% of loans) at March 31, 2019. The increase in the ACL-Loans since December 31, 2019 was largely due to the $9.3 million increase due to the adoption of the current expected credit losses (“CECL”) model and the provision for credit losses in first quarter 2020. See Notes 1 and 6 for additional information on the new CECL accounting standard.
The provision for credit losses is predominantly a function of Nicolet’s methodology and judgment as to qualitative and quantitative factors used to determine the appropriateness of the ACL-Loans. The appropriateness of the ACL-Loans is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies in each portfolio segment, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect expected credit losses. For additional information regarding asset quality and the ACL-Loans, see “BALANCE SHEET ANALYSIS — Loans,” “— Allowance for Credit Losses - Loans,” and “— Nonperforming Assets.”

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Change	% Change
Trust services fee income	$1,579	$1,468	$111	8%
Brokerage fee income	2,322	1,810	512	28
Mortgage income, net	2,327	1,203	1,124	93
Service charges on deposit accounts	1,225	1,170	55	5
Card interchange income	1,562	1,420	142	10
BOLI income	703	459	244	53
Other income	521	1,484	(963)	(65)
Noninterest income without net gains	10,239	9,014	1,225	14
Asset gains (losses), net	(654)	172	(826)	N/M
Total noninterest income	$9,585	$9,186	$399	4%

Trust services fee income & Brokerage fee income combined	$3,901	$3,278	$623	19%

Noninterest income was $9.6 million for first quarter 2020, compared to $9.2 million for the comparable period of 2019, an increase of $0.4 million or 4%. Noninterest income excluding net asset gains grew $1.2 million or 14% between the comparable first-quarter periods, predominantly on strong net mortgage income.
Trust services fee income and brokerage fee income combined were $3.9 million, up $0.6 million or 19% over first quarter 2019, consistent with the growth in accounts and assets under management.
Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $2.3 million, increased $1.1 million or 93% between the comparable first quarter periods, predominantly from higher sale gains and capitalized gains combined (up $1.9 million or 178%, commensurate with a 178% increase in volumes sold into the secondary market aided by the current refinance boom) and higher net servicing fees (up $0.1 million or 30% on the larger portfolio serviced for others), partially offset by $0.9 million combined losses related to unfavorable changes in the fair value of the mortgage derivatives under volatile rates and MSR asset impairment given higher refinance activity. See also “Lending-Related Commitments” and Note 7, “Goodwill and Other Intangibles and Mortgage Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.
Service charges on deposit accounts were minimally changed at $1.2 million for both first quarter periods, as the majority of deposit growth between first quarter periods was in time deposits which do not incur service charges.
Card interchange income grew $0.1 million or 10% due to higher volume and activity.
BOLI income was up $0.2 million between the comparable first quarter periods, mainly due to BOLI death benefits recorded in first quarter 2020, as well as income on higher average balances from $5 million additional BOLI purchased in mid-2019 and $6 million BOLI acquired with Choice.
Other income of $0.5 million for the three months ended March 31, 2020 was down $1.0 million from the comparable 2019 period, largely due to an $0.8 million negative change in the value of nonqualified deferred compensation plan assets from the significant market decline in March 2020, as well as $0.2 million lower income from our smaller equity interest in a data processing entity after the partial sale in May 2019.
Net asset losses of $0.7 million in first quarter 2020 and net asset gains of $0.2 million in first quarter 2019 were primarily attributable to the impact of market movements on equity securities.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended March 31,
($ in thousands)	2020	2019	Change	% Change
Personnel	$13,323	$12,537	$786	6%
Occupancy, equipment and office	4,204	3,750	454	12
Business development and marketing	1,359	1,281	78	6
Data processing	2,563	2,355	208	9
Intangibles amortization	993	1,053	(60)	(6)
Other expense	1,412	1,783	(371)	(21)
Total noninterest expense	$23,854	$22,759	$1,095	5%
Non-personnel expenses	$10,531	$10,222	$309	3%
Average full-time equivalent employees	580	549	31	6%

Noninterest expense was $23.9 million, an increase of $1.1 million or 5% over first quarter 2019. Personnel costs increased $0.8 million, and non-personnel expenses combined increased $0.3 million or 3% over first quarter 2019.
Personnel expense was $13.3 million for first quarter 2020, an increase of $0.8 million or 6% over the comparable period in 2019, partly due to the expanded workforce, with average full-time equivalent employees up 6% between the comparable first quarter periods. Personnel expense was also impacted by merit increases between the periods, higher equity incentives, and higher health and other benefit costs, partially offset by $0.8 million lower nonqualified deferred compensation expense mainly tied to the plan liability decline (similar to the related plan asset decline noted in the “Noninterest Income” section).
Occupancy, equipment and office expense was $4.2 million for first quarter 2020, up $0.5 million or 12% compared to first quarter 2019, with 2020 including higher expense for software and technology to drive operational efficiency and enhance products or services, support the expanded branch facilities and personnel, and for additional licensing and equipment to expand remote workers in response to the COVID-19 pandemic.
Business development and marketing expense was $1.4 million, up $0.1 million or 6%, between the comparable three-month periods, largely due to the timing and extent of donations, marketing campaigns, promotions, and media.
Data processing expense was $2.6 million, up $0.2 million or 9% between the comparable first quarter periods, with volume-based increases in core processing charges partially offset by savings in data communication.
Intangibles amortization decreased $0.1 million between the comparable three-month periods mainly from declining amortization on the aging intangibles of previous acquisitions, with partially offsetting amortization from the new intangibles of the November 2019 Choice acquisition.
Other expense was $1.4 million, down $0.4 million or 21% between the comparable first quarter periods, due primarily to $0.2 million lower FDIC insurance costs and a $0.3 million fraud loss contingency recognized in first quarter 2019.
Income Taxes
Income tax expense was $3.3 million (effective tax rate of 23.7%) for first quarter 2020, compared to $3.4 million (effective tax rate of 24.5%) for the comparable period of 2019. The lower effective tax rate for 2020 was due to the favorable tax treatment of the BOLI death benefit proceeds and higher tax benefit on stock-based compensation.
BALANCE SHEET ANALYSIS
At March 31, 2020, assets were $3.7 billion, an increase of $155 million (4%) from December 31, 2019. The increase from year-end 2019 was largely due to liquidity actions in March, with cash and cash equivalents increasing $60 million and securities AFS up $63 million. Period end loans of $2.6 billion at March 31, 2020, increased $34 million (5% annualized) from December 31, 2019. Total deposits were $3.0 billion at March 31, 2020, an increase of a $69 million from year-end 2019, with brokered deposits up $121 million, while customer deposits (core) were lower by $52 million consistent with customary seasonal trends. Borrowings increased $90 million with a combination of short-term and long-term FHLB advances. Total stockholders’ equity was $511 million, a decrease of $5 million from December 31, 2019, mostly due to the adoption of CECL, which negatively impacted equity by $6 million, with earnings and net fair value investment changes partially offset by stock repurchases. See also Notes 1, “Basis of Presentation” and 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional information on the adoption of CECL.

Compared to March 31, 2019, assets were $3.7 billion, up $691 million or 23%. Loans increased $418 million (19%) and deposits increased $485 million (19%) over March 31, 2019, both mainly due to the acquisition of Choice in November 2019, which added $348 million in loans and $289 million of deposits at acquisition. Hence, organic growth year-over-year was 3% for loans (reasonable to the growth of our markets) and 7% for deposits (which included the March 2020 liquidity actions through brokered deposits). Stockholders’ equity increased $112 million from March 31, 2019, primarily due to common stock issued in the November 2019 Choice acquisition of $79.8 million, as well as net income and net fair value investment changes, partially offset by stock repurchases over the year.
Loans
In addition to the discussion that follows, see also Note 1, “Basis of Presentation” and Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures and accounting policy on loans. For additional information regarding the allowance for credit losses and nonperforming assets see also “BALANCE SHEET ANALYSIS – Allowance for Credit Losses - Loans” and “BALANCE SHEET ANALYSIS – Nonperforming Assets.”
Nicolet services a diverse customer base throughout northeastern and central Wisconsin and in Menominee, Michigan. The Company concentrates on originating loans in its local markets and assisting its current loan customers. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2020, no significant industry concentrations existed in Nicolet’s portfolio in excess of 10% of total loans.
With the emergence of the COVID-19 pandemic and the significance of stay-at-home orders in March 2020 particularly on restaurants, retail, arts, recreation, tourism and other hospitality businesses, Nicolet determined its collective concentration in these businesses to be approximately 15% of its total loan portfolio, and began proactive discussions and/or temporary loan modifications (such as interest-only or payment deferrals) before the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed in late March. This collective concentration was part of the determination for a larger first quarter 2020 provision. It is unknown yet how much of the Paycheck Protection Program may alleviate potential loss concerns across business operators in Nicolet’s loan portfolio who participate in the PPP.
An active credit risk management process is used to ensure that sound and consistent credit decisions are made. The credit management process is regularly reviewed and the process has been modified over the past several years to further strengthen the controls. Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early problem loan identification and remedial action to minimize losses, an appropriate ACL-Loans, and sound nonaccrual and charge-off policies.
Table 6: Period End Loan Composition

	March 31, 2020		December 31, 2019		March 31, 2019
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$831,257	32%	$806,189	31%	$711,505	32%
Owner-occupied CRE	499,705	19	496,372	19	439,440	20
Agricultural	95,991	3	95,450	4	89,078	4
Commercial	1,426,953	54	1,398,011	54	1,240,023	56
CRE investment	448,758	17	443,218	17	342,343	16
Construction & land development	96,055	4	92,970	4	82,308	4
Commercial real estate	544,813	21	536,188	21	424,651	20
Commercial-based loans	1,971,766	75	1,934,199	75	1,664,674	76
Residential construction	52,945	2	54,403	2	34,425	2
Residential first mortgage	432,126	17	432,167	17	350,661	16
Residential junior mortgage	121,105	5	122,771	5	113,628	5
Residential real estate	606,176	24	609,341	24	498,714	23
Retail & other	29,482	1	30,211	1	26,300	1
Retail-based loans	635,658	25	639,552	25	525,014	24
Total loans	$2,607,424	100%	$2,573,751	100%	$2,189,688	100%
Broadly, the loan portfolio at March 31, 2020, was 75% commercial-based and 25% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Commercial-based loans of $2.0 billion increased $38 million or 2% since December 31, 2019, primarily due to growth in commercial and industrial loans. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and represented 32% of the total portfolio at March 31, 2020.
Residential real estate loans were relatively unchanged from year-end 2019, and represented 24% of total loans at March 31, 2020. Residential first mortgage loans include conventional first-lien home mortgages, while residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. Nicolet’s mortgage loans are typically of high quality and have historically had low net charge-off rates.
Retail and other loans were relatively unchanged from year-end 2019 and represented approximately 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate.
Allowance for Credit Losses - Loans
In addition to the discussion that follows, see also Note 1, “Basis of Presentation” and Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures and accounting policy on the allowance for credit losses.
Credit risks within the loan portfolio are inherently different for each loan type as summarized under “BALANCE SHEET ANALYSIS — Loans.” A discussion of the loan portfolio credit risk can be found in the “Loans” section in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 2019 Annual Report on Form 10-K. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses. For additional information regarding nonperforming assets see also “BALANCE SHEET ANALYSIS – Nonperforming Assets.”
The ACL-Loans represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date. To assess the appropriateness of the ACL-Loans, an allocation methodology is applied by Nicolet which focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect expected credit losses. Assessing these numerous factors involves significant judgment; therefore, management considers the ACL-Loans a critical accounting policy.
Management allocates the ACL-Loans by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve is established for individually evaluated credit-deteriorated loans, which management defines as nonaccrual credit relationships over $250,000, all loans determined to be troubled debt restructurings (“restructured loans”), plus other loans with evidence of credit deterioration. The specific reserve in the ACL-Loans for these credit deteriorated loans is equal to the aggregate collateral or discounted cash flow shortfall. Second, management allocates the ACL-Loans with historical loss rates by loan segment. The loss factors are measured on a quarterly basis and applied to each loan segment based on current loan balances and projected for their expected remaining life. Next, management allocates ACL-Loans using the qualitative factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience of each loan segment. Lastly, management considers reasonable and supportable forecasts to assess the collectability of future cash flows. As reflected in Note 6, changes to the March 31, 2020 allocation of the ACL-Loans since year-end 2019, were primarily increases to commercial and industrial loans (to 40% from 39%) and CRE investment (to 16% from 11%), and a decrease to owner-occupied CRE (to 17% from 22%), reflective of the higher general risk changes on a life-of-loan perspective.
With the emergence of the COVID-19 pandemic and the significance of stay-at-home orders in March 2020 particularly on restaurants, retail, arts, recreation, tourism and other hospitality businesses, Nicolet determined its collective concentration in these businesses to be approximately 15% of its total loan portfolio, and began proactive discussions and/or temporary loan modifications (such as interest-only or payment deferrals) with many of these even before the CARES Act passed in late March. This collective concentration was part of the determination for a larger first quarter 2020 provision. It is unknown yet how much the subsequently passed Paycheck Protection Program may alleviate potential loss concerns across business operators in Nicolet's loan portfolio who participate in the PPP.

At March 31, 2020, the ACL-Loans was $26.2 million (representing 1.00% of period end loans) compared to $14.0 million at December 31, 2019 and $13.4 million at March 31, 2019. The increase in the ACL-Loans was largely due to the $9.3 million impact from the adoption of CECL (comprised of $8.5 million for the CECL impact on loan portfolio and $0.8 million for the PCD gross-up) and a higher provision for credit losses given the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic that emerged in March 2020 as described in further detail in the “Overview” section. The components of the ACL-Loans are detailed further in Table 7 below.
Table 7: Allowance for Credit Losses - Loans

	Three Months Ended		Year Ended
(in thousands)	March 31, 2020	March 31, 2019	December 31, 2019
ACL-Loans:
Balance at beginning of period	$13,972	$13,153	$13,153
Adoption of CECL	8,488	—	—
Initial PCD ACL	797	—	—
Total impact for adoption of CECL	9,285	—	—
Provision for credit losses	3,000	200	1,200
Charge-offs	(93)	(10)	(927)
Recoveries	38	27	546
Net (charge-offs) recoveries	(55)	17	(381)
Balance at end of period	$26,202	$13,370	$13,972
Net loan (charge-offs) recoveries:
Commercial & industrial	$30	$16	$261
Owner-occupied CRE	—	1	(91)
Agricultural	—	—	—
CRE investment	(20)	—	—
Construction & land development	—	—	—
Residential construction	—	—	(226)
Residential first mortgage	1	—	14
Residential junior mortgage	3	2	(41)
Retail & other	(69)	(2)	(298)
Total net (charge-offs) recoveries	$(55)	$17	$(381)
Ratios:
ACL-Loans to total loans	1.00%	0.61%	0.54%
Net charge-offs to average loans, annualized	0.01%	—%	0.02%
Nonperforming Assets
As part of its overall credit risk management process, management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized. Management is actively working with customers and monitoring credit risk from the unprecedented economic disruptions surrounding the COVID-19 pandemic as described in further detail in the “Overview” section. See also Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on credit quality. For additional information regarding the loans and nonperforming assets see also “BALANCE SHEET ANALYSIS – Loans” and “BALANCE SHEET ANALYSIS – Nonperforming Assets.”
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $14.8 million at March 31, 2020 compared to $14.1 million at December 31, 2019. Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $15.8 million at March 31, 2020 compared to $15.1 million at December 31, 2019. OREO was $1.0 million at both March 31, 2020 and December 31, 2019. Nonperforming assets as a percent of total assets was unchanged at 0.42% for both March 31, 2020 and December 31, 2019.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $34.6 million (1.3% of loans) and $22.6 million (0.9% of loans) at March 31, 2020 and December 31, 2019, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.
Table 8: Nonperforming Assets

(in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Nonperforming loans:
Commercial & industrial	$6,050	$6,249	$3,871
Owner-occupied CRE	3,837	3,311	2,784
Agricultural	1,801	1,898	174
Commercial	11,688	11,458	6,829
CRE investment	1,029	1,073	333
Construction & land development	533	20	80
Commercial real estate	1,562	1,093	413
Commercial-based loans	13,250	12,551	7,242
Residential construction	—	—	333
Residential first mortgage	953	1,090	899
Residential junior mortgage	566	480	250
Residential real estate	1,519	1,570	1,482
Retail & other	—	1	8
Retail-based loans	1,519	1,571	1,490
Total nonaccrual loans	14,769	14,122	8,732
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$14,769	$14,122	$8,732
OREO:
Commercial real estate owned	$—	$—	$420
Bank property real estate owned	1,000	1,000	—
Total OREO	1,000	1,000	420
Total nonperforming assets	$15,769	$15,122	$9,152
Performing troubled debt restructurings	$—	$452	$466
Ratios:
Nonperforming loans to total loans	0.57%	0.55%	0.40%
Nonperforming assets to total loans plus OREO	0.60%	0.59%	0.42%
Nonperforming assets to total assets	0.42%	0.42%	0.30%
ACL-Loans to nonperforming loans	177.4%	98.9%	153.1%
Deposits
Deposits represent Nicolet’s largest source of funds. The deposit composition is presented in Table 9 below.
Total deposits were $3.0 billion at March 31, 2020, $69 million or 2% higher than December 31, 2019. Notably, the increase in total deposits since year-end 2019 was largely to support liquidity actions in March and was funded partly by a net $121 million increase in brokered deposits. Core customer deposits declined $52 million, consistent with customary seasonal trends.
Compared to March 31, 2019, total deposits were up $485 million or 19%. The increase in total deposits since March 31, 2019 was largely due to the acquisition of Choice, which added $289 million of deposits at acquisition, as well as an increase in brokered deposits to support the liquidity actions noted above.

Table 9: Period End Deposit Composition

	March 31, 2020		December 31, 2019		March 31, 2019
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$791,563	26%	$819,055	28%	$696,111	27%
Money market and interest-bearing demand	1,208,024	40%	1,241,642	42%	1,112,572	44%
Savings	361,829	12%	343,199	11%	306,342	12%
Time	662,050	22%	550,557	19%	423,461	17%
Total deposits	$3,023,466	100%	$2,954,453	100%	$2,538,486	100%
Brokered transaction accounts	$36,331	1%	$48,497	1%	$47,544	2%
Brokered and listed time deposits	245,252	8%	111,694	4%	19,399	1%
Total brokered deposits	$281,583	9%	$160,191	5%	$66,943	3%
Customer transaction accounts	$2,325,085	77%	$2,355,399	80%	$2,067,481	81%
Customer time deposits	416,798	14%	438,863	15%	404,062	16%
Total customer deposits (core)	$2,741,883	91%	$2,794,262	95%	$2,471,543	97%

Lending-Related Commitments
As of March 31, 2020 and December 31, 2019, Nicolet had the following off-balance sheet lending-related commitments.
Table 10: Commitments

(in thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit	$755,822	$773,555
Financial standby letters of credit	10,717	10,730
Performance standby letters of credit	8,270	8,469
Interest rate lock commitments to originate residential mortgage loans held for sale (included above in commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and represented $186.7 million and $108.6 million, respectively, at March 31, 2020. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale represented $43.4 million and $16.3 million, respectively, at December 31, 2019. The net fair value of these mortgage derivatives combined was a loss of $682,000 at March 31, 2020 compared to a gain of $79,000 at December 31, 2019.
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
Given the stable core customer deposit base, fairly consistent patterns of activity in the core deposit base, and the minimal use of capacity available in numerous non-core funding sources, Nicolet's liquidity levels and resources have been sufficient to fund loans, accommodate deposit trends and cycles, and to meet other cash needs as necessary. In early March 2020, in response to the emerging crisis, management initiated preparatory actions to further increase on-balance sheet liquidity, and wholesale funds of approximately $210 million were procured, increasing liquid cash and investments. These actions were initiated prior to the passing of the CARES Act. In addition to these on-balance sheet measures, remaining liquidity facilities continue to provide capacity and flexibility in an uncertain time. Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of additional brokered deposits or other wholesale funding. All securities AFS and equity securities (included in other investments) are reported at fair value on the consolidated balance sheet. At March 31, 2020, approximately 30% of the $512 million securities AFS portfolio was pledged to secure public deposits and short-term borrowings, as applicable, and for other purposes as required by law. Additional funding sources at March 31, 2020, consist of a $10 million available and unused line of credit at the holding company, $175 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $86 million, and borrowing capacity in the brokered deposit market.
Cash and cash equivalents at March 31, 2020 and December 31, 2019 were $242 million and $182 million, respectively. The increase in cash and cash equivalents since year-end 2019 was mostly attributable to liquidity actions in March, which were largely funded by brokered deposits and FHLB advances. Management believes its liquidity resources were sufficient as of March 31, 2020 to fund loans, accommodate deposit cycles and trends, and to meet other cash needs as necessary in these unsettled times.

Management is committed to the parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the parent Company in light of current and projected needs, growth or strategies. The parent Company uses cash for normal expenses, debt service requirements, and when opportune, for common stock repurchases or investment in other strategic actions such as mergers or acquisitions. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the parent Company. Among others, additional cash sources available to the parent Company include its $10 million available and unused line of credit, and access to the public or private markets to issue new equity, subordinated debt or other debt. At March 31, 2020, the parent Company had $54 million in cash.
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
Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned earlier and reflect the changed interest rate environment in response to the current crisis. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at March 31, 2020 and December 31, 2019, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 11 below. The results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps and given the relatively short nature of the Company's balance sheet, reflect a largely unchanged risk position as expected.
Table 11: Interest Rate Sensitivity

	March 31, 2020	December 31, 2019
200 bps decrease in interest rates	(0.3)%	(1.8)%
100 bps decrease in interest rates	(0.5)%	(1.0)%
100 bps increase in interest rates	0.7%	0.8%
200 bps increase in interest rates	1.4%	1.7%
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

Capital
Management regularly reviews the adequacy of its capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines and actively reviews capital strategies in light of perceived business risks associated with current and prospective earning levels, liquidity, asset quality, economic conditions in the markets served, and level of returns available to shareholders. Management intends to maintain an optimal capital and leverage mix for growth and shareholder return. For details on the change in capital see “BALANCE SHEET ANALYSIS.”
Nicolet’s intent is to maintain capital levels for the Company and the Bank at amounts in excess of the regulatory well-capitalized thresholds, including the capital conservation buffer. At March 31, 2020, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.
Table 12: Capital

	At or for the Three Months Ended	At or for the Year Ended
($ in thousands)	March 31, 2020	December 31, 2019
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$13,903	$18,701
Common stock repurchased during the period (full shares)	206,833	310,781
Company Risk-Based Capital:
Total risk-based capital	$405,600	$404,573
Tier 1 risk-based capital	378,421	378,608
Common equity Tier 1 capital	348,106	348,454
Total capital ratio	13.3%	13.4%
Tier 1 capital ratio	12.4%	12.6%
Common equity tier 1 capital ratio	11.4%	11.6%
Tier 1 leverage ratio	11.2%	11.9%
Bank Risk-Based Capital:
Total risk-based capital	$340,279	$323,432
Tier 1 risk-based capital	323,500	309,460
Common equity Tier 1 capital	323,500	309,460
Total capital ratio	11.2%	10.8%
Tier 1 capital ratio	10.6%	10.3%
Common equity tier 1 capital ratio	10.6%	10.3%
Tier 1 leverage ratio	9.5%	9.8%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. During first quarter 2020, $13.9 million was utilized to repurchase and cancel 206,833 shares of common stock pursuant to our common stock repurchase program, which is utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions. As a result of the uncertainty regarding future economic conditions due to the COVID-19 pandemic, Nicolet temporarily suspended its share repurchase program on March 21, 2020. At March 31, 2020, there remained $7.1 million authorized under this repurchase program.

Critical Accounting Policies
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the valuation of loan acquisition transactions, as well as the determination of the allowance for credit losses and income taxes. A discussion of these policies can be found in the “Critical Accounting Policies” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2019 Annual Report on Form 10-K. There have been no changes in the Company’s determination of critical accounting policies since December 31, 2019. See also Note 1, “Basis of Presentation” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for changes to the Company's accounting policies on loans and the allowance for credit losses due to the adoption of CECL.
Future Accounting Pronouncements
Recent accounting pronouncements adopted are included in Note 1, “Basis of Presentation” of the Notes to Unaudited Consolidated Financial Statements within Part I, Item 1.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The updated guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company continues to evaluate the impact of reference rate reform on its consolidated financial statements.
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
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed below.
The recent global coronavirus outbreak could harm business and results of operations for Nicolet.
In December 2019, a coronavirus (COVID-19) was reported in China, and has since spread to additional countries including the United States. In March 2020, the World Health Organization declared the coronavirus to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus pandemic on the businesses of Nicolet, and there is no guarantee that efforts by Nicolet to address the adverse impacts of the coronavirus will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility, if it continues, could have an adverse impact on Nicolet’s customers and on Nicolet’s business, financial condition and results of operations. Nicolet may also incur additional costs to remedy damages caused by business disruptions.

In addition, recent actions by US federal, state and foreign governments to address the pandemic, including travel bans and school, business and entertainment venue closures, may also have a significant adverse effect on the markets in which Nicolet conducts its businesses. The extent of impacts resulting from the coronavirus pandemic and other events beyond the control of Nicolet will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to contain the coronavirus or its impact, among others.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Following are Nicolet’s monthly common stock purchases during the first quarter of 2020.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
January 1 – January 31, 2020	47,699	$71.28	32,402	516,600
February 1 – February 29, 2020	89,724	$71.65	87,225	429,400
March 1 – March 31, 2020	87,422	$61.30	87,206	342,200
Total	224,845	$67.55	206,833	342,200

(a)
During first quarter 2020, the Company repurchased 1,341 common shares for minimum tax withholding settlements on restricted stock and repurchased 16,671 common shares to satisfy the exercise price and / or tax withholding requirements of stock options, respectively. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors' authorization.

(b)
During first quarter 2020, Nicolet utilized $13.9 million to repurchase and cancel approximately 207,000 shares of common stock pursuant to our common stock repurchase program. At March 31, 2020, approximately $7.1 million remained available under this common stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit Number	Description
2.1	Agreement and Plan of Merger Between Nicolet Bankshares, Inc. and Commerce Financial Holdings, Inc. dated February 17, 2020 (1)
3.1	Amended and Restated Bylaws of Nicolet Bankshares, Inc. (2)
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
The following material from Nicolet’s Form 10-Q Report for the three months ended March 31, 2020, formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

(1) Incorporated by reference to the exhibit of the same number in the Registrant's Current Report on Form 8-K filed on February 18, 2020.
(2) Incorporated by reference to the exhibit of the same number in the Registrant's Current Report on Form 8-K, filed on March 25, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

April 30, 2020	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

April 30, 2020	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer