Form 10-Q
period 2020-06-30
NICOLET BANKSHARES INC
filed 2020-07-31
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to
Commission file number: 001-37700
NICOLET BANKSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

Wisconsin			47-0871001
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

111 North Washington Street
Green Bay,	Wisconsin		54301
(Address of Principal Executive Offices)			(Zip Code)

(920)		430-1400
(Registrant’s Telephone Number, Including Area Code)

N/A (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NCBS	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 27, 2020 there were 10,417,695 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
June 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$66,870	$75,433
Interest-earning deposits	755,814	106,626
Cash and cash equivalents	822,684	182,059
Certificates of deposit in other banks	17,809	19,305
Securities available for sale (“AFS”), at fair value	510,809	449,302
Other investments	26,375	24,072
Loans held for sale	21,832	2,706
Loans	2,821,501	2,573,751
Allowance for credit losses - loans (“ACL-Loans”)	(29,130)	(13,972)
Loans, net	2,792,371	2,559,779
Premises and equipment, net	59,896	56,469
Bank owned life insurance (“BOLI”)	78,953	78,140
Goodwill and other intangibles, net	164,094	165,967
Accrued interest receivable and other assets	46,405	39,461
Total assets	$4,541,228	$3,577,260

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$1,087,884	$819,055
Interest-bearing deposits	2,449,921	2,135,398
Total deposits	3,537,805	2,954,453
Short-term borrowings	—	—
Long-term borrowings	417,826	67,629
Accrued interest payable and other liabilities	52,744	38,188
Total liabilities	4,008,375	3,060,270

Stockholders’ Equity:
Common stock	104	106
Additional paid-in capital	301,778	312,733
Retained earnings	216,863	199,005
Accumulated other comprehensive income (loss)	13,288	4,418
Total Nicolet Bankshares, Inc. stockholders’ equity	532,033	516,262
Noncontrolling interest	820	728
Total stockholders’ equity and noncontrolling interest	532,853	516,990
Total liabilities, noncontrolling interest and stockholders’ equity	$4,541,228	$3,577,260

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	10,424,407	10,587,738
Common shares issued	10,443,763	10,610,259
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Loans, including loan fees	$33,766	$31,209	$67,544	$61,177
Investment securities:
Taxable	2,042	2,041	4,114	3,674
Tax-exempt	509	522	1,000	1,071
Other interest income	575	798	1,237	1,807
Total interest income	36,892	34,570	73,895	67,729
Interest expense:
Deposits	4,455	4,730	9,412	9,507
Short-term borrowings	38	—	65	—
Long-term borrowings	902	896	1,658	1,803
Total interest expense	5,395	5,626	11,135	11,310
Net interest income	31,497	28,944	62,760	56,419
Provision for credit losses	3,000	300	6,000	500
Net interest income after provision for credit losses	28,497	28,644	56,760	55,919
Noninterest income:
Trust services fee income	1,510	1,569	3,089	3,037
Brokerage fee income	2,269	2,002	4,591	3,812
Mortgage income, net	9,963	2,059	12,290	3,262
Service charges on deposit accounts	813	1,194	2,038	2,364
Card interchange income	1,637	1,660	3,199	3,080
BOLI income	540	880	1,243	1,339
Asset gains (losses), net	(748)	7,572	(1,402)	7,744
Other income	1,487	1,624	2,008	3,108
Total noninterest income	17,471	18,560	27,056	27,746
Noninterest expense:
Personnel	14,482	15,358	27,805	27,895
Occupancy, equipment and office	4,361	3,757	8,565	7,507
Business development and marketing	2,514	1,579	3,873	2,860
Data processing	2,399	2,350	4,962	4,705
Intangibles amortization	880	969	1,873	2,022
Other expense	3,177	1,714	4,589	3,497
Total noninterest expense	27,813	25,727	51,667	48,486
Income before income tax expense	18,155	21,477	32,149	35,179
Income tax expense	4,576	2,833	7,897	6,185
Net income	13,579	18,644	24,252	28,994
Less: Net income attributable to noncontrolling interest	101	95	219	178
Net income attributable to Nicolet Bankshares, Inc.	$13,478	$18,549	$24,033	$28,816
Earnings per common share:
Basic	$1.29	$1.98	$2.30	$3.06
Diluted	$1.28	$1.91	$2.25	$2.97
Weighted average common shares outstanding:
Basic	10,417,226	9,374,348	10,466,590	9,417,676
Diluted	10,519,739	9,692,378	10,659,318	9,710,827
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$13,579	$18,644	$24,252	$28,994
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	7,985	4,401	12,314	12,112
Net realized (gains) losses included in income	(164)	(19)	(164)	(32)
Income tax (expense) benefit	(2,112)	(1,183)	(3,280)	(3,262)
Total other comprehensive income (loss)	5,709	3,199	8,870	8,818
Comprehensive income	$19,288	$21,843	$33,122	$37,812
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balances at March 31, 2020	$104	$299,903	$203,385	$7,579	$769	$511,740
Comprehensive income:
Net income, three months ended June 30, 2020	—	—	13,478	—	101	13,579
Other comprehensive income (loss)	—	—	—	5,709	—	5,709
Stock-based compensation expense	—	1,657	—	—	—	1,657
Exercise of stock options, net	—	103	—	—	—	103
Issuance of common stock	—	119	—	—	—	119
Purchase and retirement of common stock	—	(4)	—	—	—	(4)
Distribution to noncontrolling interest	—	—	—	—	(50)	(50)
Balances at June 30, 2020	$104	$301,778	$216,863	$13,288	$820	$532,853
Balances at March 31, 2019	$94	$244,063	$154,631	$(21)	$826	$399,593
Comprehensive income:
Net income, three months ended June 30, 2019	—	—	18,549	—	95	18,644
Other comprehensive income (loss)	—	—	—	3,199	—	3,199
Stock-based compensation expense	—	1,391	—	—	—	1,391
Exercise of stock options, net	2	2,482	—	—	—	2,484
Issuance of common stock	—	135	—	—	—	135
Purchase and retirement of common stock	(2)	(13,108)	—	—	—	(13,110)
Distribution to noncontrolling interest	—	—	—	—	(188)	(188)
Balances at June 30, 2019	$94	$234,963	$173,180	$3,178	$733	$412,148
Balances at December 31, 2019	$106	$312,733	$199,005	$4,418	$728	$516,990
Comprehensive income:
Net income, six months ended June 30, 2020	—	—	24,033	—	219	24,252
Other comprehensive income (loss)	—	—	—	8,870	—	8,870
Stock-based compensation expense	—	2,956	—	—	—	2,956
Exercise of stock options, net	—	954	—	—	—	954
Issuance of common stock	—	334	—	—	—	334
Purchase and retirement of common stock	(2)	(15,199)	—	—	—	(15,201)
Distribution to noncontrolling interest	—	—	—	—	(127)	(127)
Adoption of new accounting pronouncement (see Note 1)	—	—	(6,175)	—	—	(6,175)
Balances at June 30, 2020	$104	$301,778	$216,863	$13,288	$820	$532,853
Balances at December 31, 2018	$95	$247,790	$144,364	$(5,640)	$743	$387,352
Comprehensive income:
Net income, six months ended June 30, 2019	—	—	28,816	—	178	28,994
Other comprehensive income (loss)	—	—	—	8,818	—	8,818
Stock-based compensation expense	—	2,499	—	—	—	2,499
Exercise of stock options, net	2	3,180	—	—	—	3,182
Issuance of common stock	—	283	—	—	—	283
Purchase and retirement of common stock	(3)	(18,789)	—	—	—	(18,792)
Distribution to noncontrolling interest	—	—	—	—	(188)	(188)
Balances at June 30, 2019	$94	$234,963	$173,180	$3,178	$733	$412,148
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$24,252	$28,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	4,954	3,194
Provision for credit losses	6,000	500
Increase in cash surrender value of life insurance	(1,058)	(938)
Stock-based compensation expense	2,956	2,499
Asset (gains) losses, net	1,402	(7,744)
Gain on sale of loans held for sale, net	(12,217)	(3,246)
Proceeds from sale of loans held for sale	395,187	120,753
Origination of loans held for sale	(404,346)	(121,438)
Net change in:
Accrued interest receivable and other assets	(9,328)	(6,595)
Accrued interest payable and other liabilities	12,388	3,135
Net cash provided by (used in) operating activities	20,190	19,114
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(245,750)	(34,459)
Net (increase) decrease in certificates of deposit in other banks	1,496	(4,403)
Purchases of securities AFS	(94,380)	(29,087)
Proceeds from sales of securities AFS	9,232	13,240
Proceeds from calls and maturities of securities AFS	40,017	23,055
Purchases of other investments	(3,738)	(1,373)
Proceeds from sales of other investments	—	17,144
Purchases of BOLI	—	(2,000)
Proceeds from redemption of BOLI	245	428
Net (increase) decrease in premises and equipment	(6,240)	(3,137)
Net (increase) decrease in other real estate and other assets	—	15
Net cash provided by (used in) investing activities	(299,118)	(20,577)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	583,612	(77,499)
Proceeds from long-term borrowings	367,841	—
Repayments of long-term borrowings	(17,860)	(129)
Purchase and retirement of common stock	(15,201)	(18,792)
Proceeds from issuance of common stock	334	283
Proceeds from exercise of stock options	954	3,182
Distribution to noncontrolling interest	(127)	(188)
Net cash provided by (used in) financing activities	919,553	(93,143)
Net increase (decrease) in cash and cash equivalents	640,625	(94,606)
Cash and cash equivalents:
Beginning	182,059	249,526
Ending *	$822,684	$154,920
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$12,874	$11,091
Cash paid for taxes	—	6,340
Capitalized mortgage servicing rights	2,250	871
* Cash and cash equivalents at June 30, 2020 include restricted cash of $1.9 million pledged as collateral on interest rate swaps and no reserve balance was required with the Federal Reserve Bank. At June 30, 2019, cash and cash equivalents include restricted cash of $950,000 pledged as collateral on interest rate swaps and $5.8 million for the reserve balance required with the Federal Reserve Bank.
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

Allowance for Credit Losses - Loans: The ACL-Loans represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date. The Company estimates the ACL-Loans based on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL-Loans. Estimating the amount of the ACL-Loans is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change.

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

Subsequent to January 1, 2020, the Company uses a current expected credit loss model (“CECL”). This methodology also considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the ACL-Loans estimate under the CECL model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements; performs an individual evaluation of PCD loans; calculates the historical loss rates for the segmented loan pools; applies the loss rates over the calculated life of the pooled loans; adjusts for forecasted macro-level economic conditions; and determines qualitative adjustments based on factors and conditions unique to Nicolet's portfolio.

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments intended to improve the financial reporting by requiring earlier recognition of credit losses on loans and certain other financial assets. Topic 326 replaces the incurred loss impairment model (which recognizes losses when a probable threshold is met) with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The measurement of lifetime expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU was effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the new accounting standard on January 1, 2020, as required, and recorded a cumulative-effect adjustment of $6 million to retained earnings. See Updates to Significant Accounting Policies above for changes to accounting policies and see Notes 5 and 6 for additional disclosures related to this new accounting pronouncement.
Reclassifications
Certain amounts in the 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation.

Note 2 – Acquisitions
Completed Acquisition:
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
Pending Acquisition:
Advantage Community Bancshares, Inc. (“Advantage”): On March 2, 2020, Nicolet entered into a definitive merger agreement with Advantage pursuant to which Advantage will merge with and into Nicolet. As of June 30, 2020, Nicolet has received all necessary regulatory approvals, as well as approval from Advantage shareholders. The merger is expected to close August 21, 2020, subject to the closing conditions. Advantage's four branches in Dorcester, Edgar, Mosinee, and Wausau will open as Nicolet branches on August 24, 2020. Due to the small size of the transaction, terms of the all-cash deal were not disclosed. At

June 30, 2020, Advantage had total assets of $160 million, loans of $89 million, deposits of $135 million, and equity of $21 million.

Terminated Acquisition:
Commerce Financial Holdings, Inc. (“Commerce”): On February 17, 2020, Nicolet entered into a definitive merger agreement (“Merger Agreement”) with Commerce Financial Holdings, Inc. (“Commerce”) pursuant to which Nicolet would acquire Commerce and its wholly-owned banking subsidiary, Commerce State Bank. On May 18, 2020, Nicolet and Commerce announced a mutual agreement to terminate their Merger Agreement. Nicolet paid Commerce $0.5 million and surrendered its $0.1 million of Commerce common stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income attributable to Nicolet Bankshares, Inc.	$13,478	$18,549	$24,033	$28,816
Weighted average common shares outstanding	10,417	9,374	10,467	9,418
Effect of dilutive common stock awards	103	318	192	293
Diluted weighted average common shares outstanding	10,520	9,692	10,659	9,711
Basic earnings per common share*	$1.29	$1.98	$2.30	$3.06
Diluted earnings per common share*	$1.28	$1.91	$2.25	$2.97
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
For the three and six months ended June 30, 2020, options to purchase approximately 0.2 million and 0.1 million shares, respectively, are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. For both the three and six months ended June 30, 2019, options to purchase less than 0.1 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.

Note 4 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors, and at June 30, 2020, approximately 1.4 million shares were available for grant under these stock-based compensation plans.
A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants were as follows.

	Six Months Ended June 30,
	2020	2019
Dividend yield	—%	—%
Expected volatility	25%	25%
Risk-free interest rate	1.67%	2.37%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$21.83	$19.23

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2019	1,443,733	$48.75
Granted	39,500	71.89
Exercise of stock options *	(43,552)	23.07
Forfeited	—	—
Outstanding - June 30, 2020	1,439,681	$50.16	7.1	$10,601
Exercisable - June 30, 2020	726,931	$44.59	6.4	$7,527
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the six months ended June 30, 2020, 17,699 such shares were surrendered to the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the six months ended June 30, 2020 and 2019 was approximately $1.9 million and $5.0 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2019	$44.94	22,521
Granted	55.52	10,450
Vested *	43.66	(13,615)
Forfeited	—	—
Outstanding - June 30, 2020	$51.55	19,356
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 1,407 shares were surrendered during the six months ended June 30, 2020.
The Company recognized approximately $2.6 million and $2.2 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for the six months ended June 30, 2020 and 2019, respectively, associated with its common stock awards granted to officers and employees. In addition, during first half 2020, the Company recognized approximately $0.4 million of director expense (included in other expense on the consolidated statements of income) for a total restricted stock grant of 7,950 shares with immediate vesting to directors, while during first half 2019, the Company recognized approximately $0.3 million of director expense for a total restricted stock grant of 4,257 shares with immediate vesting to directors, representing the annual stock retainer fee paid to external board members. As of June 30, 2020, there was approximately $11.6 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately three years. The Company recognized a tax benefit of approximately $0.3 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

Note 5 – Securities Available for Sale
Amortized cost and fair value of securities available for sale are summarized as follows.

	June 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value as % of Total
U.S. government agency securities	$63,512	$338	$—	$63,850	12%
State, county and municipals	162,239	4,261	2	166,498	33%
Mortgage-backed securities	188,819	8,087	10	196,896	39%
Corporate debt securities	78,036	5,529	—	83,565	16%
Total	$492,606	$18,215	$12	$510,809	100%

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value as % of Total
U.S. government agency securities	$16,516	$4	$60	$16,460	4%
State, county and municipals	155,501	1,049	157	156,393	35%
Mortgage-backed securities	193,223	2,492	697	195,018	43%
Corporate debt securities	78,009	3,422	—	81,431	18%
Total	$443,249	$6,967	$914	$449,302	100%
All mortgage-backed securities included in the table above were issued by U.S. government agencies and corporations. Securities AFS with a fair value of $156 million and $166 million as of June 30, 2020 and December 31, 2019, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law. Accrued interest on securities AFS totaled $2.1 million and $2.2 million at June 30, 2020 and December 31, 2019, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of securities AFS for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	June 30, 2020
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
State, county and municipals	$882	$2	$—	$—	$882	$2	2
Mortgage-backed securities	1,329	1	762	9	2,091	10	23
Total	$2,211	$3	$762	$9	$2,973	$12	25

	December 31, 2019
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$1,035	$2	$11,091	$58	$12,126	$60	6
State, county and municipals	22,451	132	7,605	25	30,056	157	56
Mortgage-backed securities	49,626	245	47,271	452	96,897	697	150
Total	$73,112	$379	$65,967	$535	$139,079	$914	212
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
As of June 30, 2020, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. During 2019, there were no other-than-temporary impairments charged to earnings.

The amortized cost and fair value of securities AFS by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; as this is particularly inherent in mortgage-backed securities, these securities are not included in the maturity categories below.

	June 30, 2020
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$28,148	$28,294
Due in one year through five years	217,289	224,722
Due after five years through ten years	42,898	44,561
Due after ten years	15,452	16,336
	303,787	313,913
Mortgage-backed securities	188,819	196,896
Securities AFS	$492,606	$510,809
Proceeds and realized gains / losses from the sale of securities AFS were as follows.

	Six Months Ended June 30,
(in thousands)	2020	2019
Gross gains	$164	$152
Gross losses	—	(120)
Gains (losses) on sales of securities AFS, net	$164	$32
Proceeds from sales of securities AFS	$9,232	$13,240

Note 6 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	June 30, 2020		December 31, 2019
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$729,264	26%	$806,189	31%
Paycheck Protection Program (“PPP”) loans	329,157	12	—	—
Owner-occupied commercial real estate (“CRE”)	495,722	17	496,372	19
Agricultural	99,020	3	95,450	4
CRE investment	447,900	16	443,218	17
Construction & land development	107,277	4	92,970	4
Residential construction	51,332	2	54,403	2
Residential first mortgage	417,694	15	432,167	17
Residential junior mortgage	114,323	4	122,771	5
Retail & other	29,812	1	30,211	1
Loans	2,821,501	100%	2,573,751	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	29,130		13,972
Loans, net	$2,792,371		$2,559,779
Allowance for credit losses - Loans to loans	1.03%		0.54%
Accrued interest on loans totaled $9 million and $7 million at June 30, 2020 and December 31, 2019, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets. See Note 1 for for the Company's accounting policy on accrued interest with respect to loans and the allowance for credit losses.
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

A roll forward of the allowance for credit losses is summarized as follows.

	Six Months Ended		Year Ended
(in thousands)	June 30, 2020	June 30, 2019	December 31, 2019
Beginning balance	$13,972	$13,153	$13,153
Adoption of CECL	8,488	—	—
Initial PCD ACL	797	—	—
Total impact for adoption of CECL	9,285	—	—
Provision for credit losses	6,000	500	1,200
Charge-offs	(216)	(232)	(927)
Recoveries	89	150	546
Net (charge-offs) recoveries	(127)	(82)	(381)
Ending balance	$29,130	$13,571	$13,972
The following table presents the balance and activity in the ACL-Loans by portfolio segment.

	Six Months Ended June 30, 2020
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$5,471	$3,010	$579	$1,600	$414	$368	$1,669	$517	$344	$13,972
Adoption of CECL	2,962	1,249	361	1,970	51	124	1,286	351	134	8,488
Initial PCD ACL	797	—	—	—	—	—	—	—	—	797
Provision	1,010	919	399	1,542	325	21	1,348	294	142	6,000
Charge-offs	(97)	—	—	(20)	—	—	—	—	(99)	(216)
Recoveries	60	—	—	—	—	—	4	15	10	89
Net (charge-offs) recoveries	(37)	—	—	(20)	—	—	4	15	(89)	(127)
Ending balance	$10,203	$5,178	$1,339	$5,092	$790	$513	$4,307	$1,177	$531	$29,130
As % of ACL-Loans	35%	18%	4%	17%	3%	2%	15%	4%	2%	100%
*The PPP loans are fully guaranteed by the SBA; thus, no ACL-Loans has been allocated to these loans.

For comparison purposes, the following table presents the balance and activity in the ACL-Loans by portfolio segment for the prior year-end period.

	Year Ended December 31, 2019
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$5,271	$2,847	$422	$1,470	$510	$211	$1,646	$472	$304	$13,153
Provision	(61)	254	157	130	(96)	383	9	86	338	1,200
Charge-offs	(159)	(93)	—	—	—	(226)	(22)	(80)	(347)	(927)
Recoveries	420	2	—	—	—	—	36	39	49	546
Net (charge-offs) recoveries	261	(91)	—	—	—	(226)	14	(41)	(298)	(381)
Ending balance	$5,471	$3,010	$579	$1,600	$414	$368	$1,669	$517	$344	$13,972
As % of ACL-Loans	39%	22%	4%	11%	3%	3%	12%	4%	2%	100%
The ACL-Loans at June 30, 2020 was estimated using the current expected credit loss model. See Note 1 for the Company's accounting policy on loans and the allowance for credit losses.
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

Management allocates the ACL-Loans by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve is established for individually evaluated credit-deteriorated loans, which management defines as nonaccrual credit relationships over $250,000, all loans determined to be troubled debt restructurings (“restructured loans”), plus other loans with evidence of credit deterioration. The specific reserve in the ACL-Loans for these credit deteriorated loans is equal to the aggregate collateral or discounted cash flow shortfall. Second, management allocates the ACL-Loans with historical loss rates by loan segment. The loss factors are measured on a quarterly basis and applied to each loan segment based on current loan balances and projected for their expected remaining life. Next, management allocates the ACL-Loans using the qualitative factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience of each loan segment. Lastly, management considers reasonable and supportable forecasts to assess the collectability of future cash flows.
A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following table presents collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation as of June 30, 2020.

June 30, 2020	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$3,688	$3,688	$—	$3,688	$1,231
PPP loans	—	—	—	—	—	—
Owner-occupied CRE	2,524	—	2,524	339	2,185	148
Agricultural	600	835	1,435	1,435	—	—
CRE investment	975	—	975	975	—	—
Construction & land development	533	—	533	533	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	—	—	—	—	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$4,632	$4,523	$9,155	$3,282	$5,873	$1,379

The following table presents impaired loans and their respective allowance for credit loss allocations at December 31, 2019, as determined in accordance with historical accounting guidance.

	Total Impaired Loans – December 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$5,932	$7,950	$625	$5,405	$1,170
Owner-occupied CRE	3,430	4,016	—	3,677	256
Agricultural	2,134	2,172	116	2,311	37
CRE investment	2,426	2,790	—	2,497	364
Construction & land development	382	382	—	460	—
Residential construction	—	—	—	—	—
Residential first mortgage	2,357	2,629	—	2,412	178
Residential junior mortgage	218	349	—	224	58
Retail & other	12	12	—	12	—
Total	$16,891	$20,300	$741	$16,998	$2,063

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	June 30, 2020
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$162	$4,142	$724,960	$729,264
PPP loans	—	—	329,157	329,157
Owner-occupied CRE	71	3,005	492,646	495,722
Agricultural	35	1,711	97,274	99,020
CRE investment	—	975	446,925	447,900
Construction & land development	196	533	106,548	107,277
Residential construction	549	—	50,783	51,332
Residential first mortgage	354	1,067	416,273	417,694
Residential junior mortgage	—	565	113,758	114,323
Retail & other	85	—	29,727	29,812
Total loans	$1,452	$11,998	$2,808,051	$2,821,501
Percent of total loans	0.1%	0.4%	99.5%	100.0%

	December 31, 2019
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$1,729	$6,249	$798,211	$806,189
Owner-occupied CRE	112	3,311	492,949	496,372
Agricultural	—	1,898	93,552	95,450
CRE investment	—	1,073	442,145	443,218
Construction & land development	2,063	20	90,887	92,970
Residential construction	302	—	54,101	54,403
Residential first mortgage	2,736	1,090	428,341	432,167
Residential junior mortgage	217	480	122,074	122,771
Retail & other	110	1	30,100	30,211
Total loans	$7,269	$14,122	$2,552,360	$2,573,751
Percent of total loans	0.3%	0.5%	99.2%	100.0%
The following table presents nonaccrual loans by portfolio segment. The nonaccrual loans without a related allowance for credit losses have been reflected in the collateral dependent loans table above.

	June 30, 2020		December 31, 2019
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$4,142	35%	$6,249	44%
PPP loans	—	—	—	—
Owner-occupied CRE	3,005	25	3,311	23
Agricultural	1,711	14	1,898	14
CRE investment	975	8	1,073	8
Construction & land development	533	4	20	—
Residential construction	—	—	—	—
Residential first mortgage	1,067	9	1,090	8
Residential junior mortgage	565	5	480	3
Retail & other	—	—	1	—
Nonaccrual loans	$11,998	100%	$14,122	100%
Percent of total loans	0.4%		0.5%

Credit Quality Information:
The following table presents total loans by risk categories and year of origination.

June 30, 2020	Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial (a)
Grades 1-4	$397,577	$150,186	$109,524	$68,689	$28,748	$58,379	$183,671	$—	$996,774
Grade 5	229	5,398	7,778	625	1,524	2,777	16,707	—	35,038
Grade 6	51	23	796	5,698	1	35	4,136	—	10,740
Grade 7	1,732	1,215	1,112	1,382	545	6,057	3,826	—	15,869
Total	$399,589	$156,822	$119,210	$76,394	$30,818	$67,248	$208,340	$—	$1,058,421
Owner-occupied CRE
Grades 1-4	$36,065	$67,425	$82,360	$62,980	$49,060	$164,982	$1,499	$—	$464,371
Grade 5	—	574	1,646	6,572	379	7,086	488	—	16,745
Grade 6	—	—	—	1,736	—	734	—	—	2,470
Grade 7	—	337	281	2,189	1,776	7,553	—	—	12,136
Total	$36,065	$68,336	$84,287	$73,477	$51,215	$180,355	$1,987	$—	$495,722
Agricultural
Grades 1-4	$8,766	$5,484	$7,266	$9,697	$2,240	$29,722	$20,775	$—	$83,950
Grade 5	20	375	36	573	689	4,772	633	—	7,098
Grade 6	—	—	—	328	392	—	—	—	720
Grade 7	—	—	34	115	1,200	5,824	79	—	7,252
Total	$8,786	$5,859	$7,336	$10,713	$4,521	$40,318	$21,487	$—	$99,020
CRE investment
Grades 1-4	$42,819	$76,688	$41,581	$69,179	$39,866	$158,663	$6,303	$—	$435,099
Grade 5	—	—	106	1,307	388	6,396	45	—	8,242
Grade 6	—	104	—	913	654	—	—	—	1,671
Grade 7	—	—	—	—	144	2,744	—	—	2,888
Total	$42,819	$76,792	$41,687	$71,399	$41,052	$167,803	$6,348	$—	$447,900
Construction & land development
Grades 1-4	$25,720	$40,447	$19,330	$3,442	$2,261	$9,282	$1,799	$—	$102,281
Grade 5	—	219	2,699	45	—	26	—	—	2,989
Grade 6	—	1,100	—	—	—	—	—	—	1,100
Grade 7	—	—	—	—	—	907	—	—	907
Total	$25,720	$41,766	$22,029	$3,487	$2,261	$10,215	$1,799	$—	$107,277
Residential construction
Grades 1-4	$14,455	$34,545	$1,459	$351	$19	$133	$—	$—	$50,962
Grade 5	—	314	—	56	—	—	—	—	370
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$14,455	$34,859	$1,459	$407	$19	$133	$—	$—	$51,332
Residential first mortgage
Grades 1-4	$54,206	$71,663	$49,497	$53,126	$52,588	$128,667	$919	$—	$410,666
Grade 5	—	825	1,331	258	760	1,689	—	—	4,863
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	656	197	19	65	1,228	—	—	2,165
Total	$54,206	$73,144	$51,025	$53,403	$53,413	$131,584	$919	$—	$417,694
Residential junior mortgage
Grades 1-4	$2,470	$5,261	$4,799	$1,642	$1,753	$3,203	$92,924	$1,669	$113,721
Grade 5	—	—	—	—	—	33	—	—	33
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	28	—	339	202	—	569
Total	$2,470	$5,261	$4,799	$1,670	$1,753	$3,575	$93,126	$1,669	$114,323
Retail & other
Grades 1-4	$5,090	$6,205	$2,403	$1,869	$941	$1,522	$11,782	$—	$29,812
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$5,090	$6,205	$2,403	$1,869	$941	$1,522	$11,782	$—	$29,812

Total loans	$589,200	$469,044	$334,235	$292,819	$185,993	$602,753	$345,788	$1,669	$2,821,501
(a) For purposes of this table, the $329 million net carrying value of PPP loans were originated in 2020, have a Pass risk grade (Grades 1-4) and have been included with the Commercial & industrial loan category.

The following tables present total loans by risk categories.

	June 30, 2020
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$667,617	$35,038	$10,740	$15,869	$729,264
PPP loans	329,157	—	—	—	329,157
Owner-occupied CRE	464,371	16,745	2,470	12,136	495,722
Agricultural	83,950	7,098	720	7,252	99,020
CRE investment	435,099	8,242	1,671	2,888	447,900
Construction & land development	102,281	2,989	1,100	907	107,277
Residential construction	50,962	370	—	—	51,332
Residential first mortgage	410,666	4,863	—	2,165	417,694
Residential junior mortgage	113,721	33	—	569	114,323
Retail & other	29,812	—	—	—	29,812
Total loans	$2,687,636	$75,378	$16,701	$41,786	$2,821,501
Percent of total	95.2%	2.7%	0.6%	1.5%	100.0%

	December 31, 2019
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$765,073	$20,199	$7,663	$13,254	$806,189
Owner-occupied CRE	464,661	20,855	953	9,903	496,372
Agricultural	77,082	6,785	3,275	8,308	95,450
CRE investment	430,794	8,085	2,578	1,761	443,218
Construction & land development	90,523	2,213	15	219	92,970
Residential construction	53,286	1,117	—	—	54,403
Residential first mortgage	424,044	4,677	668	2,778	432,167
Residential junior mortgage	122,249	35	—	487	122,771
Retail & other	30,210	—	—	1	30,211
Total loans	$2,457,922	$63,966	$15,152	$36,711	$2,573,751
Percent of total	95.5%	2.5%	0.6%	1.4%	100.0%
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
Troubled Debt Restructurings: At June 30, 2020, there were five loans classified as troubled debt restructurings with a current outstanding balance of $1.1 million and pre-modification balance of $1.7 million. In comparison, at December 31, 2019, there were five loans classified as troubled debt restructurings with an outstanding balance of $1.1 million and pre-modification balance of $1.4 million. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the six months ended June 30, 2020. As of June 30, 2020, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.

Note 7 – Goodwill and Other Intangibles and Mortgage Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. In the first half of 2020, management considered the potential impacts of the COVID-19 pandemic on the valuation of our franchise value, stability of deposits, and of the wealth client base, underlying our goodwill, core deposit intangible, and customer list intangibles, and determined no impairments were indicated. However, the impacts of the COVID-19 pandemic, which began in March 2020, continue to evolve. The Company’s assessment in 2019 resulted in an $0.8 million full impairment charge on non-bank goodwill related to a change in business strategy. A summary of goodwill and other intangibles was as follows.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2020	December 31, 2019
Goodwill	$151,198	$151,198
Core deposit intangibles	9,278	10,897
Customer list intangibles	3,618	3,872
Other intangibles	12,896	14,769
Goodwill and other intangibles, net	$164,094	$165,967
Goodwill: A summary of goodwill was as follows. During 2019, goodwill increased due to the Choice acquisition. See Note 2 for additional information on the Company's acquisitions.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2020	December 31, 2019
Goodwill:
Goodwill at beginning of year	$151,198	$107,366
Acquisition	—	44,594
Impairment	—	(762)
Goodwill at end of period	$151,198	$151,198
Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During 2019, core deposit intangibles increased due to the Choice acquisition. See Note 2 for additional information on the Company's acquisitions.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2020	December 31, 2019
Core deposit intangibles:
Gross carrying amount	$30,715	$30,715
Accumulated amortization	(21,437)	(19,818)
Net book value	$9,278	$10,897
Additions during the period	$—	$1,700
Amortization during the period	$1,619	$3,365
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(1,905)	(1,651)
Net book value	$3,618	$3,872
Additions during the period	$—	$—
Amortization during the period	$254	$507
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

	Six Months Ended	Year Ended
(in thousands)	June 30, 2020	December 31, 2019
Mortgage servicing rights ("MSR") asset:
MSR asset at beginning of year	$5,919	$3,749
Capitalized MSR	2,250	2,876
MSR asset acquired	—	160
Amortization during the period	(604)	(866)
MSR asset at end of period	$7,565	$5,919
Valuation allowance at beginning of year	$—	$—
Additions	(400)	—
Valuation allowance at end of period	$(400)	$—
MSR asset, net	$7,165	$5,919
Fair value of MSR asset at end of period	$8,979	$8,420
Residential mortgage loans serviced for others	$1,010,118	$847,756
Net book value of MSR asset to loans serviced for others	0.71%	0.70%
The Company periodically evaluates its mortgage servicing rights asset for impairment. At each reporting date, impairment is assessed based on estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). A valuation allowance of $0.4 million was recorded for the six months ended June 30, 2020, while no valuation allowance was recorded for the year ended December 31, 2019. See Note 9 for additional information on the fair value of the MSR asset.
The following table shows the estimated future amortization expense for amortizing intangible assets and the MSR asset. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of June 30, 2020. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset
Year ending December 31,
2020 (remaining six months)	$1,374	$253	$653
2021	2,453	507	1,139
2022	1,987	507	1,131
2023	1,490	483	1,365
2024	1,010	449	658
2025	573	449	658
Thereafter	391	970	1,961
Total	$9,278	$3,618	$7,565

Note 8 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. At both June 30, 2020 and December 31, 2019, the Company did not have any outstanding short-term borrowings.
Long-Term Borrowings:
The components of long-term borrowings (borrowing with an original maturity greater than one year) were as follows.

(in thousands)	June 30, 2020	December 31, 2019
PPP Liquidity Facility (“PPPLF”)	$335,981	$—
FHLB advances	39,030	25,061
Junior subordinated debentures	30,815	30,575
Subordinated notes	12,000	11,993
Total long-term borrowings	$417,826	$67,629

PPPLF: To support the effectiveness of the PPP loans, the Federal Reserve introduced the PPPLF to extend credit to financial institutions that made PPP loans, with the related PPP loans used as collateral on the borrowings. The PPPLF borrowings have a fixed interest rate of 0.35% and a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan. At June 30, 2020, the Company's PPP loans and related PPPLF funding had a weighted average life of approximately two years.
FHLB Advances: The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturity dates through 2027. The weighted average rate of the FHLB advances was 0.93% at June 30, 2020 and 1.57% at December 31, 2019.
Junior Subordinated Debentures: The following table shows the breakdown of junior subordinated debentures. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debentures. All the debentures below are currently callable and may be redeemed in part or in full at par plus any accrued but unpaid interest. At June 30, 2020 and December 31, 2019, $29.7 million and $29.4 million, respectively, qualify as Tier 1 capital.

		Junior Subordinated Debentures
		June 30, 2020			December 31, 2019
(in thousands)	Maturity Date	Par	Unamortized Discount	Carrying Value	Carrying Value
2004 Nicolet Bankshares Statutory Trust (1)	7/15/2034	$6,186	$—	$6,186	$6,186
2005 Mid-Wisconsin Financial Services, Inc. (2)	12/15/2035	10,310	(3,072)	7,238	7,138
2006 Baylake Corp. (3)	9/30/2036	16,598	(3,765)	12,833	12,715
2004 First Menasha Bancshares, Inc. (4)	3/17/2034	5,155	(597)	4,558	4,536
Total		$38,249	$(7,434)	$30,815	$30,575
(1)The interest rate is 8.00% fixed.
(2)The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 1.74% and 3.32% as of June 30, 2020 and December 31, 2019, respectively.
(3)The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of the three-month LIBOR plus 1.35%, adjusted quarterly. The interest rates were 1.66% and 3.31% as of June 30, 2020 and December 31, 2019, respectively.
(4)The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 2.79%, adjusted quarterly. The interest rates were 3.09% and 4.69% as of June 30, 2020 and December 31, 2019, respectively.
Subordinated Notes: In first half 2015, the Company placed an aggregate of $12 million in subordinated Notes in private placements with certain accredited investors. All Notes were issued with 10-year maturities, have a fixed annual interest rate of 5% payable quarterly, and are callable on or after the fifth anniversary of their respective issuances dates. The subordinated Notes qualify for Tier 2 capital for regulatory purposes, and are discounted in accordance with regulations when the debt has five years or less remaining to maturity.

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
The Company records and/or discloses financial instruments on a fair value basis. These financial assets and financial liabilities are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value. These levels are:
•Level 1 – quoted market prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date
•Level 2 – inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly
•Level 3 – significant unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity
In instances where the fair value measurement is based on inputs from different levels, the level within which the entire fair value measurement will be categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. This assessment of the significance of an input requires management judgment.

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
June 30, 2020
U.S. government agency securities	$63,850	$—	$63,850	$—
State, county and municipals	166,498	—	166,498	—
Mortgage-backed securities	196,896	—	196,896	—
Corporate debt securities	83,565	—	80,435	3,130
Securities AFS	$510,809	$—	$507,679	$3,130
Other investments (equity securities)	$3,213	$3,213	$—	$—
December 31, 2019
U.S. government agency securities	$16,460	$—	$16,460	$—
State, county and municipals	156,393	—	156,393	—
Mortgage-backed securities	195,018	—	195,018	—
Corporate debt securities	81,431	—	78,301	3,130
Securities AFS	$449,302	$—	$446,172	$3,130
Other investments (equity securities)	$3,375	$3,375	$—	$—
The following is a description of the valuation methodologies used by the Company for the securities AFS and equity securities measured at fair value on a recurring basis, noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private municipal bonds and corporate debt securities, which include trust preferred security investments. At June 30, 2020 and December 31, 2019, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.
The following table presents the changes in the Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Six Months Ended	Year Ended
Level 3 Fair Value Measurements:	June 30, 2020	December 31, 2019
Balance at beginning of year	$3,130	$8,490
Acquired balance	—	300
Paydowns/Sales/Settlements	—	(5,660)
Balance at end of period	$3,130	$3,130

Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
June 30, 2020
Collateral dependent loans	$7,776	$—	$—	$7,776
Other real estate owned (“OREO”)	1,000	—	—	1,000
MSR asset	8,979	—	—	8,979
December 31, 2019
Impaired loans	$16,150	$—	$—	$16,150
OREO	1,000	—	—	1,000
MSR asset	8,420	—	—	8,420
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
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

June 30, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$822,684	$822,684	$822,684	$—	$—
Certificates of deposit in other banks	17,809	17,825	—	17,825	—
Securities AFS	510,809	510,809	—	507,679	3,130
Other investments, including equity securities	26,375	26,375	3,213	19,299	3,863
Loans held for sale	21,832	22,377	—	22,377	—
Loans, net	2,792,371	2,878,986	—	—	2,878,986
BOLI	78,953	78,953	78,953	—	—
MSR asset	7,165	8,979	—	—	8,979
Financial liabilities:
Deposits	$3,537,805	$3,545,764	$—	$—	$3,545,764
Short-term borrowings	—	—	—	—	—
Long-term borrowings	417,826	417,905	—	375,707	42,198

December 31, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$182,059	$182,059	$182,059	$—	$—
Certificates of deposit in other banks	19,305	19,310	—	19,310	—
Securities AFS	449,302	449,302	—	446,172	3,130
Other investments, including equity securities	24,072	24,072	3,375	16,759	3,938
Loans held for sale	2,706	2,753	—	2,753	—
Loans, net	2,559,779	2,593,110	—	—	2,593,110
BOLI	78,140	78,140	78,140	—	—
MSR asset	5,919	8,420	—	—	8,420
Financial liabilities:
Deposits	$2,954,453	$2,956,229	$—	$—	$2,956,229
Long-term borrowings	67,629	66,816	—	25,075	41,741
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
Long-term borrowings: The fair value of the FHLB advances is obtained from the FHLB which uses a discounted cash flow analysis based on current market rates of similar maturity debt securities and represents a Level 2 measurement. The PPPLF funding has a fixed rate of 0.35% for all participants; thus, carrying value approximates the estimated fair value and represents a Level 2 measurement. The fair values of the junior subordinated debentures and subordinated notes utilize a discounted cash flow analysis based on an estimate of current interest rates being offered by instruments with similar terms and credit quality. Since the market for these instruments is limited, the internal evaluation represents a Level 3 measurement.
Lending-related commitments and derivative financial instruments: At June 30, 2020 and December 31, 2019, the estimated fair value of letters of credit, interest rate lock commitments on residential mortgage loans, outstanding mandatory commitments to sell residential mortgage loans into the secondary market, and mirror interest rate swap agreements were not significant.
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
Forward-Looking Statements
Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Nicolet’s control, include, but are not necessarily limited to the following:
•the effects of the COVID-19 pandemic on the business, customers, employees and third-party service providers of Nicolet or any of its acquisition targets;
•operating, legal and regulatory risks, including the effects of legislative or regulatory developments affecting the financial industry generally or Nicolet specifically;
•economic, market, political and competitive forces affecting Nicolet’s banking and wealth management businesses;
•changes in interest rates, monetary policy and general economic conditions, which may impact Nicolet’s net interest income;
•diversion of management time on pandemic-related issues;
•adoption of new accounting standards, including the effects from the adoption of the CECL model on January 1, 2020, or changes in existing standards;
•changes to statutes, regulations, or regulatory policies or practices resulting from the COVID-19 pandemic;
•compliance or operational risks related to new products, services, ventures, or lines of business, if any, that Nicolet may pursue or implement; and
•the risk that Nicolet’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements. Nicolet specifically disclaims any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

Overview
The following discussion is management’s analysis of the consolidated financial condition as of June 30, 2020 and December 31, 2019 and results of operations for the three and six-month periods ended June 30, 2020 and 2019. It should be read in conjunction with Nicolet’s audited consolidated financial statements included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2019.

The timing of Nicolet’s acquisition of Choice Bancorp, Inc. (“Choice”) on November 8, 2019, at approximately 12% of pre-merger assets, impacts financial comparisons. Certain income statement results, average balances and related ratios for the three and six-month periods ended June 30, 2020 include Choice, compared to no contribution from Choice for the three and six-month periods ended June 30, 2019, and a partial period of Choice in fourth quarter 2019.
The World Health Organization declared the coronavirus COVID-19 a pandemic in March 2020. The impacts of the COVID-19 pandemic have resulted in, among other things, stock and global markets decline, disruption in business and leisure activities as nation-wide stay-at-home orders were mandated, significant strain on the health care industry as it addressed the severity of the health crisis, and shift in the general economy (such as high unemployment, negative GDP expectations, a 150 bps decline in Federal funds rates, and unprecedented government stimulus), triggering a 2020 recession. The dramatic events surrounding the pandemic and the uncertainty about the longevity of the pandemic's affects will continue to impact future expectations about credit costs and margins, as well as fee income and expenses.
Amid the uncertainty, Nicolet took action to increase liquidity (largely through procurement of term brokered CDs in late March to early April), significantly increased the credit loss provision in the first half of 2020 for the dramatically changed circumstances that continue to evolve, and recorded market losses on equity investments held (in response to the market decline). Initial actions to keep customers and employees safe included reducing on-site staff, increasing remote staff, segregating leadership and key functional departments (and adding redundancy to ensure continuity of operations should there be a COVID-19 related incident), limiting branch access through appointment-only lobbies and temporarily closing 11 locations. We supplemented the pay of our front-line employees working on-site and eliminated senior management incentive accruals for the quarter. We aggressively procured masks and other protective supplies. Costs associated with on-site bonuses, testing, and protective supplies totaled $0.6 million for second quarter 2020.
We sharpened our focus on configuring the Bank to more efficiently and effectively meet customers needs. We closely evaluated our branch network for redundancy and permanently closed seven (18%) of our 39 branches in second quarter, which also reduced headcount by 56 employees (nearly 10% of our workforce). As a result, $1.7 million of one-time costs were recorded during second quarter 2020 related to lease terminations, severance, accelerated depreciation and write-offs.
At the start of the pandemic, Nicolet employed approximately 600 people and at peak points had 34% working remotely, 18% paid but not working due to risk concerns or location closure, and the remainder of employees working on-site. At June 30, 2020, Nicolet employed 544 people, with the decline primarily due to the branch closures and efficiencies.
Given the extent of uncertainty, we guided numerous customers through new loans, temporary loan modifications, or participation in the Paycheck Protection Program (“PPP”). Nicolet originated $340 million of PPP loans during second quarter 2020 for nearly 2,550 business customers, which supported approximately 40,000 employees in those underlying businesses. The PPP loans provided low 1% coupon and potentially forgivable funds to small businesses, and are fully guaranteed by the SBA warranting no credit loss provision. Nicolet earned on average a 3.53% fee or $12.2 million from the SBA to process and service the PPP loans. This aggregate fee was deferred and will be accreted ratably into interest income over the life of the PPP loan pool, which may accelerate if loans payoff sooner. Nicolet recognized $1.1 million of the aggregate fee into interest income for the second quarter of 2020. Using the PPP loans as collateral, Nicolet funded the PPP loans through the Federal Reserve's Paycheck Protection Program Liquidity Facility (“PPPLF”), which cost 0.35% and totaled $336 million at June 30, 2020. PPP loans funded by the PPPLF are given a zero risk-weight in regulatory risk-based capital ratios and are excluded from average assets in the regulatory leverage ratio. We created a micro-grant program, providing $1.25 million of funds directly to 325 customers who otherwise qualified for a small PPP loan of less than $5,000, no strings attached, as a more cost beneficial, timely and impactful result for the customer and the Company. The micro-grant program of the second quarter represented a direct give back of 10% of the PPP fees subsequently earned. Since the pandemic started, payment modifications were made on over 900 loans totaling $447 million, most of which were commercial. For retail customers purchasing new homes or refinancing, we processed a record of nearly 1,500 mortgage loans in second quarter 2020.

Performance Summary
Table 1: Earnings Summary and Selected Financial Data
	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019	6/30/2020	6/30/2019
Results of operations:
Interest income	$36,892	$37,003	$36,192	$34,667	$34,570	$73,895	$67,729
Interest expense	5,395	5,740	5,723	5,477	5,626	11,135	11,310
Net interest income	31,497	31,263	30,469	29,190	28,944	62,760	56,419
Provision for credit losses	3,000	3,000	300	400	300	6,000	500
Net interest income after provision for credit losses	28,497	28,263	30,169	28,790	28,644	56,760	55,919
Noninterest income	17,471	9,585	13,309	12,312	18,560	27,056	27,746
Noninterest expense	27,813	23,854	25,426	22,887	25,727	51,667	48,486
Income before income tax expense	18,155	13,994	18,052	18,215	21,477	32,149	35,179
Income tax expense	4,576	3,321	5,670	4,603	2,833	7,897	6,185
Net income	13,579	10,673	12,382	13,612	18,644	24,252	28,994
Net income attributable to noncontrolling interest	101	118	87	82	95	219	178
Net income attributable to Nicolet Bankshares, Inc.	$13,478	$10,555	$12,295	$13,530	$18,549	$24,033	$28,816
Earnings per common share:
Basic	$1.29	$1.00	$1.22	$1.45	$1.98	$2.30	$3.06
Diluted	$1.28	$0.98	$1.18	$1.40	$1.91	$2.25	$2.97
Common Shares:
Basic weighted average	10,417	10,516	10,061	9,347	9,374	10,467	9,418
Diluted weighted average	10,520	10,801	10,452	9,697	9,692	10,659	9,711
Outstanding (period end)	10,424	10,408	10,588	9,363	9,327	10,424	9,327
Period-End Balances:
Loans	$2,821,501	$2,607,424	$2,573,751	$2,242,931	$2,203,273	$2,821,501	$2,203,273
Allowance for credit losses - loans	29,130	26,202	13,972	13,620	13,571	29,130	13,571
Securities available-for-sale, at fair value	510,809	511,860	449,302	419,300	403,989	510,809	403,989
Goodwill and other intangibles, net	164,094	164,974	165,967	121,371	122,285	164,094	122,285
Total assets	4,541,228	3,732,554	3,577,260	3,105,671	3,054,813	4,541,228	3,054,813
Deposits	3,537,805	3,023,466	2,954,453	2,584,447	2,536,639	3,537,805	2,536,639
Stockholders’ equity	532,033	510,971	516,262	428,014	411,415	532,033	411,415
Book value per common share	51.04	49.09	48.76	45.71	44.11	51.04	44.11
Tangible book value per common share (2)	35.30	33.24	33.08	32.75	31.00	35.30	31.00
Average Balances:
Loans	$2,823,866	$2,584,584	$2,438,908	$2,218,307	$2,189,070	$2,704,225	$2,184,272
Interest-earning assets	3,917,499	3,167,505	2,974,974	2,763,997	2,702,357	3,542,502	2,718,557
Goodwill and other intangibles, net	164,564	165,532	147,636	121,895	122,841	165,048	123,363
Total assets	4,310,088	3,555,144	3,339,283	3,094,546	3,022,383	3,932,616	3,034,658
Deposits	3,403,188	2,920,071	2,756,295	2,563,821	2,514,226	3,161,630	2,535,459
Interest-bearing liabilities	2,741,199	2,218,592	2,023,448	1,895,754	1,892,775	2,479,896	1,919,345
Stockholders’ equity	520,177	513,558	478,645	420,864	404,345	516,867	397,723
Financial Ratios: (1)
Return on average assets	1.26%	1.19%	1.46%	1.73%	2.46%	1.23%	1.91%
Return on average common equity	10.42	8.27	10.19	12.75	18.40	9.35	14.61
Return on average tangible common equity (2)	15.24	12.20	14.74	17.95	26.43	13.74	21.18
Average equity to average assets	12.07	14.45	14.33	13.60	13.38	13.14	13.11
Stockholders' equity to assets	11.72	13.69	14.43	13.78	13.47	11.72	13.47
Tangible common equity to tangible assets (2)	8.41	9.70	10.27	10.28	9.86	8.41	9.86
Net interest margin	3.21	3.94	4.06	4.19	4.28	3.53	4.16
Net loan charge-offs to average loans	0.01	0.01	(0.01)	0.06	0.02	0.01	0.01
Nonperforming loans to total loans	0.43	0.57	0.55	0.41	0.35	0.43	0.35
Nonperforming assets to total assets	0.29	0.42	0.42	0.34	0.26	0.29	0.26
Efficiency ratio	55.69	57.16	57.57	55.19	64.01	56.36	63.00
Effective tax rate	25.21	23.73	31.41	25.27	13.19	24.56	17.58
Selected Items:
Interest income from resolving PCI loans (rounded)	N/A	N/A	$1,400	$1,800	$1,300	N/A	$1,500
Tax-equivalent adjustment on net interest income	229	231	257	251	263	460	535
Tax benefit on stock-based compensation	(24)	(323)	(1,275)	(128)	(739)	(347)	(883)
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

Net income was $24.0 million for the six months ended June 30, 2020, a decrease of $4.8 million or 17% from $28.8 million for the six months ended June 30, 2019. Earnings per diluted common share was $2.25 for the first six months of 2020, compared to $2.97 for the first six months of 2019.
•During second quarter 2019, net income favorably included $5.4 million (or $0.55 of diluted earnings per common share) related to two actions combined, the sale of 80% of Nicolet's equity investment in UFS, LLC, a data processing and e-banking entity ($7.4 million after-tax gain included in noninterest income under asset gains) and retirement-related compensation declared to benefit all employees after that sale ($2.75 million, or $2.0 million after-tax cost, included in noninterest expense under personnel), impacting the 2019 year-to-date and quarter comparisons.
•Net interest income was $62.8 million for the first six months of 2020, up $6.3 million or 11% over the first six months of 2019. Interest income grew $6.2 million attributable to favorable volumes (mostly higher loan volumes reflecting the Choice acquisition in November 2019 and the PPP loans in second quarter 2020), partly offset by unfavorable rates due to Federal Reserve rate cuts in late 2019 and again in March 2020. Interest expense decreased $0.2 million with the impact of the lower interest rate mostly offset by a higher volume of deposits. Net interest margin was 3.53% for the six months ended June 30, 2020, compared to 4.16% for the six months ended June 30, 2019. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”
•Noninterest income was $27.1 million for the first six months of 2020, down $0.7 million or 2% from the comparable 2019 period, mostly due to the $7.4 million gain on the equity investment sale noted above. Excluding net asset gains (losses), noninterest income was $28.5 million for the first six months of 2020, up $8.5 million or 42% over 2019, predominantly on record net mortgage income spurred by strong refinance activity. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”
•Noninterest expense was $51.7 million, $3.2 million or 7% higher than the first six months of 2019, largely due to the expanded operating base following the Choice acquisition, as well as one-time expenses in second quarter 2020 associated with the announced branch closures, safety efforts related to the pandemic, a micro-grant program and a merger termination charge (collectively $4.0 million), while second quarter 2019 included $2.75 million of nonrecurring retirement-related compensation declared. Personnel costs decreased $0.1 million, while non-personnel expenses combined increased $3.3 million or 16% over the comparable 2019 period. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”
•Nonperforming assets were only $13 million, representing 0.29% of total assets at June 30, 2020, compared to 0.42% at December 31, 2019 and 0.26% at June 30, 2019. For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”
•At June 30, 2020, assets were $4.5 billion, up $964 million or 27% from December 31, 2019, largely due to higher cash and cash equivalents (commensurate with the increase in total deposits) and an increase in loans (driven by PPP loans originated in second quarter 2020). Compared to June 30, 2019, assets increased $1.5 billion or 49%, atttributable to the noted increases since year-end 2019 as well as the acquisition of Choice, which added $457 million in assets, $348 million in loans and $289 million in deposits at acquisition. For additional balance sheet discussion see “Balance Sheet Analysis.”
•At June 30, 2020, loans were $2.8 billion, 10% higher than December 31, 2019 and 28% higher than June 30, 2019. On average, loans grew $520 million or 24% over the first six months of 2019. For additional information regarding loans, see “Balance Sheet Analysis — Loans.”
•Total deposits were $3.5 billion at June 30, 2020, an increase of 20% from December 31, 2019 and 39% higher than June 30, 2019. Year-to-date average deposits were $626 million or 25% higher than the first six months of 2019. For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Six Months Ended June 30,
	2020			2019
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
PPP Loans	$132,353	$1,786	2.67%	$—	$—	—%
Commercial-based loans ex PPP	2,093,664	54,203	5.12%	1,735,829	49,282	5.65%
Retail-based loans	478,208	11,613	4.86%	448,443	11,988	5.35%
Total loans, including loan fees (1)(2)	2,704,225	67,602	4.95%	2,184,272	61,270	5.59%
Investment securities:
Taxable	345,306	4,114	2.38%	268,663	3,674	2.73%
Tax-exempt (2)	126,402	1,402	2.22%	137,576	1,513	2.20%
Total investment securities	471,708	5,516	2.34%	406,239	5,187	2.55%
Other interest-earning assets	366,569	1,237	0.67%	128,046	1,807	2.81%
Total non-loan earning assets	838,277	6,753	1.61%	534,285	6,994	2.62%
Total interest-earning assets	3,542,502	$74,355	4.16%	2,718,557	$68,264	5.00%
Other assets, net	390,114			316,101
Total assets	$3,932,616			$3,034,658
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$372,122	$461	0.25%	$305,449	$752	0.50%
Interest-bearing demand	533,574	2,248	0.85%	495,878	2,549	1.04%
Money market accounts (“MMA”)	695,838	1,080	0.31%	569,167	1,986	0.70%
Core time deposits	413,326	3,564	1.73%	401,849	4,059	2.04%
Total interest-bearing core deposits	2,014,860	7,353	0.73%	1,772,343	9,346	1.06%
Brokered deposits	250,422	2,059	1.65%	69,634	161	0.47%
Total interest-bearing deposits	2,265,282	9,412	0.84%	1,841,977	9,507	1.04%
PPPLF	118,576	210	0.35%	—	—	—%
Other interest-bearing liabilities	96,038	1,513	3.12%	77,368	1,803	4.64%
Total wholesale funding	214,614	1,723	1.59%	77,368	1,803	4.64%
Total interest-bearing liabilities	2,479,896	11,135	0.90%	1,919,345	11,310	1.19%
Noninterest-bearing demand deposits	896,348			693,482
Other liabilities	39,505			24,108
Stockholders’ equity	516,867			397,723
Total liabilities and stockholders’ equity	$3,932,616			$3,034,658
Net interest income and rate spread		$63,220	3.26%		$56,954	3.81%
Tax-equivalent adjustment		$460			$535
Net interest margin			3.53%			4.16%
Selected Additional Information:
Total loans ex. PPP	$2,571,872	$65,816	5.07%	$2,184,272	$61,270	5.59%
Total interest-earning assets ex PPP	3,410,149	72,569	4.22%	2,718,557	68,264	5.00%
Total interest-bearing liabilities ex PPPLF	2,361,320	10,925	0.93%	1,919,345	11,310	1.19%
Net interest rate spread ex PPP & PPPLF			3.29%			3.81%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis (Continued)

	For the Three Months Ended June 30,
	2020			2019
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
PPP Loans	$264,705	$1,786	2.67%	$—	$—	—%
Commercial-based loans ex PPP	2,078,927	26,311	5.01%	1,742,209	25,215	5.73%
Retail-based loans	480,234	5,697	4.75%	446,861	6,042	5.41%
Total loans, including loan fees (1)(2)	2,823,866	33,794	4.74%	2,189,070	31,257	5.66%
Investment securities:
Taxable	362,703	2,042	2.25%	269,072	2,041	3.03%
Tax-exempt (2)	126,894	710	2.24%	133,862	737	2.20%
Total investment securities	489,597	2,752	2.25%	402,934	2,778	2.76%
Other interest-earning assets	604,036	575	0.38%	110,353	798	2.87%
Total non-loan earning assets	1,093,633	3,327	1.22%	513,287	3,576	2.78%
Total interest-earning assets	3,917,499	$37,121	3.76%	2,702,357	$34,833	5.11%
Other assets, net	392,589			320,026
Total assets	$4,310,088			$3,022,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$393,006	$155	0.16%	$311,029	$392	0.50%
Interest-bearing demand	531,852	1,034	0.78%	478,447	1,228	1.03%
MMA	730,990	350	0.19%	559,355	976	0.70%
Core time deposits	398,726	1,631	1.65%	406,427	2,100	2.07%
Total interest-bearing core deposits	2,054,574	3,170	0.62%	1,755,258	4,696	1.07%
Brokered deposits	342,776	1,285	1.51%	60,115	34	0.23%
Total interest-bearing deposits	2,397,350	4,455	0.75%	1,815,373	4,730	1.05%
PPPLF	237,153	210	0.35%	—	—	—%
Other interest-bearing liabilities	106,696	730	2.71%	77,402	896	4.59%
Total wholesale funding	343,849	940	1.08%	77,402	896	4.59%
Total interest-bearing liabilities	2,741,199	5,395	0.79%	1,892,775	5,626	1.19%
Noninterest-bearing demand deposits	1,005,838			698,853
Other liabilities	42,874			26,410
Stockholders’ equity	520,177			404,345
Total liabilities and stockholders’ equity	$4,310,088			$3,022,383
Net interest income and rate spread		$31,726	2.97%		$29,207	3.92%
Tax-equivalent adjustment		$229			$263
Net interest margin			3.21%			4.28%
Selected Additional Information:
Total loans ex. PPP	$2,559,161	$32,008	4.96%	$2,189,070	$31,257	5.66%
Total interest-earning assets ex PPP	3,652,794	35,335	3.84%	2,702,357	34,833	5.11%
Total interest-bearing liabilities ex PPPLF	2,504,046	5,185	0.83%	1,892,775	5,626	1.19%
Net interest rate spread ex PPP & PPPLF			3.01%			3.92%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended June 30, 2020 Compared to June 30, 2019:			For the Six Months Ended June 30, 2020 Compared to June 30, 2019:
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
PPP Loans	$1,786	$—	$1,786	$1,786	$—	$1,786
Commercial-based loans ex. PPP	5,920	(4,824)	1,096	11,228	(6,307)	4,921
Retail-based loans	431	(776)	(345)	787	(1,162)	(375)
Total loans (2)	8,137	(5,600)	2,537	13,801	(7,469)	6,332
Investment securities:
Taxable	442	(441)	1	640	(200)	440
Tax-exempt (2)	(39)	12	(27)	(124)	13	(111)
Total investment securities	403	(429)	(26)	516	(187)	329
Other interest-earning assets	699	(922)	(223)	1,319	(1,889)	(570)
Total non-loan earning assets	1,102	(1,351)	(249)	1,835	(2,076)	(241)
Total interest-earning assets	$9,239	$(6,951)	$2,288	$15,636	$(9,545)	$6,091

Interest-bearing liabilities
Savings	$83	$(320)	$(237)	$140	$(431)	$(291)
Interest-bearing demand	125	(319)	(194)	186	(487)	(301)
MMA	233	(859)	(626)	374	(1,280)	(906)
Core time deposits	(39)	(430)	(469)	116	(611)	(495)
Total interest-bearing core deposits	402	(1,928)	(1,526)	816	(2,809)	(1,993)
Brokered deposits	568	683	1,251	958	940	1,898
Total interest-bearing deposits	970	(1,245)	(275)	1,774	(1,869)	(95)
PPPLF	210	—	210	210	—	210
Other interest-bearing liabilities	63	(229)	(166)	62	(352)	(290)
Total wholesale funding	273	(229)	44	272	(352)	(80)
Total interest-bearing liabilities	1,243	(1,474)	(231)	2,046	(2,221)	(175)
Net interest income	$7,996	$(5,477)	$2,519	$13,590	$(7,324)	$6,266
(1)The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

The interest rate environment has experienced dramatic change. The Federal Reserve steadily raised short-term interest rates during 2017 and 2018 in support of a growing economy (up 175 bps total to 2.50% at year end 2018), and then reduced rates by 75 bps in three moves during the second half of 2019 (to 1.75% at year end 2019) largely responding to global issues and slowing growth, which contributed to a flattened yield curve with periods of inversion. In March 2020, the Federal Reserve dropped short-term rates by 150 bps (to 25 bps at March 31, 2020) in two emergency moves to respond to the unprecedented economic disruptions of the COVID-19 pandemic described in the “Overview” section, which brought slope back into the yield curve, though still fairly flat. Comparatively, short-term rates were 225 bps lower at June 30, 2020 than at June 30, 2019. While the following paragraphs will discuss the comparison of the six months of 2020 and 2019, we expect that the COVID-19 pandemic impacts will continue to evolve and pressure future 2020 quarters even further, including continued margin pressure and potential unusual loan or deposit volume or pricing impacts.
Tax-equivalent net interest income was $63.2 million for the first six months of 2020, comprised of net interest income of $62.8 million ($6.3 million or 11% higher than the first six months of 2019), and a $0.5 million tax-equivalent adjustment (down nearly $0.1 million between the periods). The $6.3 million increase in tax-equivalent net interest income was attributable to favorable volumes (which added $13.6 million, with $13.8 million from higher loan volumes, due to the inclusion of Choice interest-earning assets and PPP loans) and net unfavorable rates (which reduced net interest income by $7.3 million). The net $7.3 million decrease from rates was from interest-earning asset rate changes in the lower rate environment (decreasing net interest income by $9.5 million, of which $7.5 million was from loans, and $1.9 million was from the dramatically reduced cash rate earned), offset partly by benefits of a lower cost of funds (improving net interest income by $2.2 million, predominantly led by $2.8 million savings from non-brokered interest-bearing core deposits, $0.4 million savings from wholesale funds, and offset by $0.9 million more interest cost from term brokered deposits which increased in both rate and volume).

Between the comparable six-month periods, the interest rate spread decreased 55 bps, largely attributable to the lower interest rate environment between the first half periods and the significantly higher concentration of low-earning cash in the 2020 period. The 2020 interest earning asset yield declined 84 bps to 4.16%, largely from the 64 bps decline in loans (with approximately 12 bps related to inclusion of PPP loans at a 2.67% yield), and was also harmed by the decrease in the loans-to-earning asset mix (to 76% compared to 80% for first half 2019) given the significant increase in cash. The 2020 cost of funds declined favorably by 29 bps to 0.90%, largely from improved core deposit rates and lower variable wholesale funding rates, though offset partly by higher-costing brokered deposits (representing 10% of interest-bearing liabilities versus 4% for first half 2019) acquired with the Choice acquisition and procured in March-April 2020 under competitive conditions. The contribution from net free funds decreased 8 bps, due mostly to the reduced value in the lower rate environment, though offset partly by the 33% increase in average net free funds (largely from average noninterest-bearing demand deposits and stockholders equity) between the first half periods. As a result, the tax-equivalent net interest margin was 3.53% for first half 2020, down 63 bps compared to 4.16% for the comparable 2019 period.
Average interest-earning assets increased to $3.5 billion, up $824 million or 30% over the 2019 comparable period, primarily due to the timing of the Choice acquisition in November 2019, addition of PPP loans, and significantly higher cash in second quarter 2020. Between the comparable six-month periods, average loans increased $520 million or 24% (which includes modest organic growth, $348 million of Choice loans at acquisition and $329 million of net originated PPP loans in second quarter 2020), while all other interest-earning assets combined increased $304 million on average or 57%. The mix of average interest-earning assets shifted toward lower-yielding assets, at 76% loans, 13% investments and 11% other interest-earning assets (mostly cash) for first half 2020, compared to 80%, 15% and 5%, respectively for first half 2019.
Tax-equivalent interest income was $74.4 million for first half 2020, up $6.1 million or 9% over first half 2019, while the related interest-earning asset yield was 4.16%, down 84 bps from the comparable period in 2019. Interest income on loans increased $6.3 million or 10% over first half 2019, aided by strong volumes, including Choice and PPP loans. The 2020 loan yield was 4.95%, down 64 bps from first half 2019, largely from the significantly lower rate environment impacting yields on new, renewed and variable rate loans, as well as from inclusion of PPP loans at a 2.67% yield. Between the comparable six-month periods, interest income on non-loan earning assets combined was down $0.2 million to $6.8 million, impacted by a 101 bps decline in the yield (to 1.61%) in the lower rate environment, partially offset by higher average volumes (up 57%) from the significantly higher cash.
Average interest-bearing liabilities were $2.5 billion, an increase of $561 million or 29%, primarily due to the timing of the Choice acquisition in November 2019, and the significant increase in deposits from government stimulus activities and deposited PPP loan proceeds. The mix of average interest-bearing liabilities was 81% core deposits, 10% brokered deposits and 9% other funding, compared to 92%, 4% and 4%, respectively, for first half 2019, with the mix changes (especially increased money markets and brokered deposits) influenced by the mix of the $289 million of Choice deposits acquired, and the procurement of brokered deposits in March-April 2020 as part of previously discussed liquidity actions.
Interest expense decreased to $11.1 million (down $0.2 million) for first half 2020 compared to first half 2019, on larger average interest-bearing liabilities volumes (up 29% to $2.5 billion) but at a lower overall cost of funds (down 29 bps to 0.90%). Interest expense on deposits decreased $0.1 million or 1% from the first six months of 2019 given 23% higher average interest-bearing deposit balances but at a lower cost (down 20 bps to 0.84%). The 2020 cost of savings, interest-bearing demand, money market accounts and core time deposits decreased from the first six months of 2019, by 25 bps, 19 bps, 39 bps and 31 bps, respectively, as product rate changes were made in the lower rate environment, and brokered deposits cost 118 bps more than the prior first half period, largely from higher-costing term brokered funds acquired with the Choice acquisition in November 2019 and procured during March-April 2020 under competitive conditions as part of previously discussed liquidity actions. Interest expense on other interest-bearing liabilities decreased $0.1 million, on higher average balances (up $137 million) but at a lower rate (down 305 bps to 1.59%), mostly impacted by the inclusion of the low-costing PPPLF (average balance of $119 million for first half 2020 at a 0.35% rate), and variable rate debt repricing and maturing advances replaced in the lower rate environment.
Provision for Credit Losses
The provision for credit losses increased to $6.0 million for the six months ended June 30, 2020, compared to $0.5 million for the six months ended June 30, 2019, largely due to the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic. The provision for credit losses was significantly increased to $3 million in first quarter 2020 with nearly no forward visibility in the wake of an emerging pandemic and recession. For second quarter 2020, an additional $3 million provision was recognized on still limited forward visibility and no material degradation of the current asset quality metrics.
The provision for credit losses is predominantly a function of Nicolet’s methodology and judgment as to qualitative and quantitative factors used to determine the appropriateness of the ACL-Loans. The appropriateness of the ACL-Loans is affected by changes in the size and character of the loan portfolio, changes in levels of impaired and other nonperforming loans, historical losses and delinquencies in each portfolio segment, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect expected credit losses. See also Note 1, “Basis of Presentation” and Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional policy and disclosures. For additional information regarding asset quality and the ACL-Loans, see “BALANCE SHEET ANALYSIS — Loans,” “— Allowance for Credit Losses - Loans,” and “— Nonperforming Assets.”

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Trust services fee income	$1,510	$1,569	$(59)	(4)%	$3,089	$3,037	$52	2%
Brokerage fee income	2,269	2,002	267	13	4,591	3,812	779	20
Mortgage income, net	9,963	2,059	7,904	384	12,290	3,262	9,028	277
Service charges on deposit accounts	813	1,194	(381)	(32)	2,038	2,364	(326)	(14)
Card interchange income	1,637	1,660	(23)	(1)	3,199	3,080	119	4
BOLI income	540	880	(340)	(39)	1,243	1,339	(96)	(7)
Other income	1,487	1,624	(137)	(8)	2,008	3,108	(1,100)	(35)
Noninterest income without net gains	18,219	10,988	7,231	66	28,458	20,002	8,456	42
Asset gains (losses), net	(748)	7,572	(8,320)	N/M	(1,402)	7,744	(9,146)	N/M
Total noninterest income	$17,471	$18,560	$(1,089)	(6)%	$27,056	$27,746	$(690)	(2)%
Trust services fee income & Brokerage fee income combined	$3,779	$3,571	$208	6%	$7,680	$6,849	$831	12%
N/M means not meaningful.

Noninterest income was $27.1 million for first half 2020, decreasing $0.7 million or 2%, compared to $27.7 million for the comparable period of 2019, which included a $7.4 million gain on the equity investment sale noted previously. Noninterest income excluding net asset gains (losses) grew $8.5 million or 42% between the comparable first-half periods, predominantly on strong net mortgage income.
Trust services fee income and brokerage fee income combined were $7.7 million, up $0.8 million or 12% over the first six months of 2019, consistent with the growth in accounts and assets under management, as well as the migration of some trust accounts into brokerage accounts.
Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $12.3 million, increased $9.0 million or 277% between the comparable first half periods, predominantly from higher sale gains and capitalized gains combined (up $9.1 million or 281%, commensurate with the increase in volumes sold into the secondary market aided by the current refinance boom), favorable changes in the fair value of the mortgage derivatives (up $0.2 million), and higher net servicing fees (up $0.1 million or 32% on the larger portfolio serviced for others), partially offset by $0.4 million MSR asset impairment given higher refinance activity. See also “Lending-Related Commitments” and Note 7, “Goodwill and Other Intangibles and Mortgage Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.
Service charges on deposit accounts were down $0.3 million to $2.0 million for the six months ended June 30, 2020, mainly as we waived certain fees during second quarter 2020 to provide economic relief to our customers.
Card interchange income grew $0.1 million or 4% due to higher volume and activity, though tempered by cautionary spending of consumers amidst the stay-at-home orders and economic uncertainty.
BOLI income was down $0.1 million between the comparable first half periods, attributable to the difference in BOLI death benefits received in each six-month period (down $0.2 million), partly offset by income on higher average balances from $5 million additional BOLI purchased in mid-2019 and $6 million BOLI acquired with Choice.
Other income of $2.0 million for the six months ended June 30, 2020 was down $1.1 million from the comparable 2019 period, largely due to $0.5 million lower income from our smaller equity interest in a data processing entity after the partial sale in May

2019, as well as a $0.3 million negative change in the value of nonqualified deferred compensation plan assets from market declines in 2020 and $0.3 million attributable to the fee earned on a customer loan interest rate swap in second quarter 2019.
Net asset losses of $1.4 million in first half 2020 were primarily attributable to unfavorable fair value marks on equity securities and the $0.1 million write-off of Commerce common stock in connection with the terms of the mutual termination of the Commerce merger agreement. Net asset gains of $7.7 million in first half 2019 were comprised primarily of the $7.4 million gain on the equity investment sale and $0.6 million of favorable fair value marks on equity securities, partially offset by losses of $0.3 million on fixed asset disposals and write-downs of OREO and other investments.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Personnel	$14,482	$15,358	$(876)	(6)%	$27,805	$27,895	$(90)	—%
Occupancy, equipment and office	4,361	3,757	604	16	8,565	7,507	1,058	14
Business development and marketing	2,514	1,579	935	59	3,873	2,860	1,013	35
Data processing	2,399	2,350	49	2	4,962	4,705	257	5
Intangibles amortization	880	969	(89)	(9)	1,873	2,022	(149)	(7)
Other expense	3,177	1,714	1,463	85	4,589	3,497	1,092	31
Total noninterest expense	$27,813	$25,727	$2,086	8%	$51,667	$48,486	$3,181	7%
Non-personnel expenses	$13,331	$10,369	$2,962	29%	$23,862	$20,591	$3,271	16%
Average full-time equivalent (“FTE”) employees	570	555	15	3%	575	552	23	4%

Noninterest expense was $51.7 million, an increase of $3.2 million or 7% over first half 2019, largely due to the expanded operating base following the Choice acquisition, as well as one-time expenses in second quarter 2020 associated with the announced branch closures, safety efforts related to the pandemic, a micro-grant program and a merger termination charge (collectively $4.0 million), while second quarter 2019 included $2.75 million of nonrecurring retirement-related compensation declared. Personnel costs decreased $0.1 million, while non-personnel expenses combined increased $3.3 million or 16% over first half 2019.
Personnel expense was $27.8 million for the six months ended June 30, 2020, a decrease of $0.1 million from the comparable period in 2019. Excluding the $2.75 million nonrecurring compensation from the 2019 period, personnel expense increased $2.7 million or 11%. The increase is due mainly to the expanded workforce, with average FTE employees up 4% between the comparable first half periods, strong merit increases between the periods and higher health and other fringes. Personnel expense was also impacted by $0.2 million higher overtime to process mortgage and PPP volume, $0.2 million severance related to the branch closures, and $0.4 million of on-site bonus pay, offset by $0.3 million lower nonqualified deferred compensation expense mainly tied to the plan liability decline (similar to the related plan asset decline noted in the “Noninterest Income” section).
Occupancy, equipment and office expense was $8.6 million for first half 2020, up $1.1 million or 14% compared to first half 2019, with 2020 including $0.5 million of accelerated depreciation and write-offs related to the branch closures, higher expense for software and technology to drive operational efficiency and enhance products or services, and for additional licensing and equipment to expand remote workers in response to the COVID-19 pandemic. First half 2019 also included approximately $0.2 million of accelerated depreciation for branch facility upgrades.
Business development and marketing expense was $3.9 million, up $1.0 million or 35%, between the comparable six-month periods, largely due to $1.25 million for the micro-grant program.
Data processing expense was $5.0 million, up $0.3 million or 5% between the comparable first half periods, with volume-based increases in core processing charges partially offset by savings in data communication.
Intangibles amortization decreased $0.1 million between the comparable six-month periods mainly from declining amortization on the aging intangibles of previous acquisitions, with partially offsetting amortization from the new intangibles of the November 2019 Choice acquisition.
Other expense was $4.6 million, up $1.1 million or 31% between the comparable first half periods. First half 2020 included $1.0 million of lease termination charges related to the branch closures and $0.5 million to terminate the Commerce merger agreement, while first half 2019 included $0.3 million higher FDIC insurance costs and a $0.3 million fraud loss contingency.

Income Taxes
Income tax expense was $7.9 million (effective tax rate of 24.56%) for first half 2020, compared to $6.2 million (effective tax rate of 17.58%) for the comparable period of 2019. The lower effective tax rate for 2019 was due to the favorable tax treatment of the equity investment sale, BOLI death benefit proceeds, and higher tax benefit on stock-based compensation.

Income Statement Analysis – Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019
Net income was $13.5 million for the three months ended June 30, 2020, a decrease of $5.1 million or 27% from $18.5 million for the three months ended June 30, 2019. Earnings per diluted common share was $1.28 for second quarter 2020, compared to $1.91 for second quarter 2019. Net income for second quarter 2019 included $5.4 million from two nonrecurring items, a $7.4 million after-tax gain on the partial sale of its equity interest in a data processing entity, and $2.75 million ($2.0 million after-tax) in personnel expense for retirement-related compensation declared.
Tax-equivalent net interest income was $31.7 million for second quarter 2020, comprised of net interest income of $31.5 million ($2.6 million or 9% over second quarter 2019), and a tax-equivalent adjustment of $0.2 million (down slightly from second quarter 2019). Tax-equivalent interest income increased $2.3 million between the second quarter periods, with $9.2 million from stronger volumes (led by average loans which grew $635 million or 29% over second quarter 2019, mostly from the PPP loans and the loans acquired with Choice, and significantly higher cash, up $494 million to represent 15% of interest-earning assets for second quarter 2020 compared to 4% for second quarter 2019), partly offset by $7.0 million from lower yields across most interest-earning assets given the Federal Reserve interest rate cuts in second half 2019 and March 2020. Interest expense decreased $0.2 million from second quarter 2019, as the impact of the lower interest rate environment more than offset the higher average deposit and funding balances. For additional information regarding average balances, net interest income and net interest margin, see “Income Statement Analysis — Net Interest Income.”
The net interest margin for second quarter 2020 was 3.21%, down from 4.28% for second quarter 2019, heavily influenced by the changing balance sheet mix, especially to low-earning cash. The yield on interest-earning assets of 3.76% declined 135 bps from second quarter 2019 (mostly due to the dramatic increase in cash that generally earns 10 bps since March 2020, as well as the low rate on the PPP loans). The yield on loans excluding PPP loans was 4.96%, 70 bps lower than second quarter 2019 mostly attributable to the impact of the lower interest rate environment on variable loans offset partly by floors and the mix of fixed rate loans. The cost of funds of 0.79% declined 40 bps during the comparable quarters as both deposit and other funding costs were adjusted down in the lower interest rate environment, as well as the inclusion of PPPLF funds costing 35 bps.
Provision for credit losses in second quarter 2020 was $3.0 million, compared to provision for credit losses of $0.3 million for second quarter 2019 given the vastly different economic conditions between the second quarter periods and the evolving impact of current credit stress on our customers. Net charge-offs were negligible for the comparable second quarter periods at 0.01% and 0.02%, for second quarter 2020 and 2019, respectively.
Noninterest income was $17.5 million for second quarter 2020, a decrease of $1.1 million (6%) from second quarter 2019, largely due to the 2019 gain from the equity investment sale noted above. Noninterest income excluding net asset gains (losses) was $18.2 million, an increase of $7.2 million (66%) over second quarter 2019, driven by strong secondary mortgage income. Net mortgage income of $10.0 million for second quarter 2020 was up $7.9 million (384%) over second quarter 2019 from higher sale gains and capitalized gains combined (up $7.1 million or 334%, commensurate with the increase in volumes sold into the secondary market, aided by the current refinance boom), a larger servicing portfolio, and a $0.9 million favorable change in the fair value of the mortgage derivatives, partially offset by $0.2 million MSR asset impairment given higher refinance activity. Trust services fee income and brokerage fee income combined was up $0.2 million or 6%, consistent with the growth in assets under management and including the migration of some trust accounts into brokerage accounts. BOLI income was down $0.3 million between the comparable second quarter periods, attributable to a death benefit received in second quarter 2019, partly offset by income on the higher average balances from additional BOLI purchased in mid-2019 and BOLI acquired with Choice. Other income decreased $0.1 million largely due to $0.3 million lower income from our smaller equity interest in a data processing entity after the partial sale in 2019 and $0.3 million attributable to the fee earned on a customer loan interest rate swap in second quarter 2019, partly offset by a $0.5 million positive change in the value of nonqualified deferred compensation plan assets from market recoveries in second quarter 2020. Net asset losses of $0.7 million for second quarter 2020 were primarily attributable to unfavorable fair value marks on equity securities, while net asset gains of $7.6 million for second quarter 2019 were largely attributable to the $7.4 million gain on the equity investment sale noted previously. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”
Noninterest expense was $27.8 million for second quarter 2020, an increase of $2.1 million (8%) from second quarter 2019, including a $0.9 million decrease in personnel expense and a $3.0 million increase in non-personnel expenses. Excluding the $2.75 million of nonrecurring compensation from second quarter 2019, personnel expense increased $1.9 million or 15%, due to higher average FTE employees (up 3%), strong merit increases between the years, $0.5 million higher expense for the rise in nonqualified deferred compensation liability from market changes, as well as $0.2 million higher overtime to process mortgage and PPP volume, $0.2 million severance related to the branch closures, and $0.4 million of on-site bonus pay, offset by reduced incentive compensation accruals in 2020. Occupancy, equipment, and office of $4.4 million was up $0.6 million (16%), attributable to $0.5 million of accelerated depreciation and impairment charges for the branch closures, as well as $0.2 million for protective supplies. Business development and marketing of $2.5 million increased $0.9 million (59%) over second quarter 2019 largely due to the $1.25 million micro-grant program expense, while business development costs were dramatically reduced during the stay-at-home orders in second quarter 2020. Other expense of $3.2 million was up $1.5 million (85%) as second quarter 2020 included $1.0 million of lease termination charges related to the branch closures and $0.5 million to terminate the Commerce merger agreement. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”
Income tax expense for second quarter 2020 was $4.6 million, with an effective tax rate of 25.21%, compared to income tax expense of $2.8 million and an effective tax rate of 13.19% for second quarter 2019. The lower income tax expense and effective tax rate for 2019 was due to the favorable tax treatment of the equity investment sale, BOLI death benefit proceeds, and the higher tax benefit on stock-based compensation.

BALANCE SHEET ANALYSIS
At June 30, 2020, assets were $4.5 billion, an increase of $964 million (27%) from December 31, 2019. The increase from year-end 2019 was largely due to higher cash and cash equivalents (up $641 million to $823 million, commensurate with the increase in total deposits) and loans. Period end loans of $2.8 billion at June 30, 2020, increased $248 million from December 31, 2019, with the carrying value of PPP loans adding $329 million, net of an $81 million decline in the remaining loan portfolio (led by commercial lines of credit). Total deposits were $3.5 billion at June 30, 2020, an increase of a $583 million from year-end 2019, with customer deposits (core) up $397 million and brokered deposits up $186 million, influenced by liquidity objectives of customers and the Bank in the very uncertain times. Borrowings increased $350 million mostly due to participation in the PPPLF to fund the PPP loans. Total stockholders’ equity was $532 million, an increase of $16 million from December 31, 2019, primarily from earnings and positive net fair value investment changes, exceeding stock repurchases and the adoption of CECL, which negatively impacted equity by $6 million. See also Notes 1, “Basis of Presentation” and 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional information on the adoption of CECL.
Compared to June 30, 2019, assets were $4.5 billion, up $1.5 billion or 49%. Loans increased $618 million (28%) and deposits increased $1.0 billion (39%) over June 30, 2019, attributable to the increases from year-end 2019 noted above, as well as the acquisition of Choice in November 2019, which added $457 million in assets, $348 million in loans and $289 million of deposits at acquisition. Stockholders’ equity increased $121 million from June 30, 2019, primarily due to common stock issued in the November 2019 Choice acquisition of $79.8 million, as well as net income and positive net fair value investment changes, partially offset by stock repurchases over the year.

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
Nicolet services a diverse customer base throughout northeastern and central Wisconsin and in Menominee, Michigan. The Company concentrates on originating loans in its local markets and assisting its current loan customers. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2020, no significant industry concentrations existed in Nicolet’s portfolio in excess of 10% of total loans.
With the emergence of the COVID-19 pandemic and the significance of stay-at-home orders in March 2020 particularly on restaurants, retail, arts, recreation, tourism and other hospitality businesses, Nicolet determined its collective concentration in these businesses at that time to be approximately 15% of its total loan portfolio, and began proactive discussions and/or temporary loan modifications (such as interest-only or payment deferrals) before the CARES Act passed in late March. Such modifications are further discussed under "BALANCE SHEET ANALYSIS - Nonperforming Assets." This collective concentration was part of the determination for a larger first half 2020 provision, and continues to be evaluated. It remains unknown yet how much the Paycheck Protection Program may alleviate potential loss concerns across business operators in Nicolet’s loan portfolio who participated in the PPP. Further, it is unknown how businesses (individual customers or industry groups) will react or survive should the pandemic be prolonged.

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
Table 6: Period End Loan Composition

	June 30, 2020		December 31, 2019		June 30, 2019
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$729,264	26%	$806,189	31%	$737,928	34%
PPP loans	329,157	12	—	—	—	—
Owner-occupied CRE	495,722	17	496,372	19	447,554	20
Agricultural	99,020	3	95,450	4	89,250	4
Commercial	1,653,163	58	1,398,011	54	1,274,732	58
CRE investment	447,900	16	443,218	17	326,820	15
Construction & land development	107,277	4	92,970	4	73,108	3
Commercial real estate	555,177	20	536,188	21	399,928	18
Commercial-based loans	2,208,340	78	1,934,199	75	1,674,660	76
Residential construction	51,332	2	54,403	2	38,246	2
Residential first mortgage	417,694	15	432,167	17	345,061	16
Residential junior mortgage	114,323	4	122,771	5	116,433	5
Residential real estate	583,349	21	609,341	24	499,740	23
Retail & other	29,812	1	30,211	1	28,873	1
Retail-based loans	613,161	22	639,552	25	528,613	24
Total loans	$2,821,501	100%	$2,573,751	100%	$2,203,273	100%
Total loans ex. PPP loans	$2,492,344	88%	$2,573,751	100%	$2,203,273	100%
Broadly, the loan portfolio at June 30, 2020, was 78% commercial-based and 22% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. PPP loans, however, initially added during second quarter 2020, are fully guaranteed by the SBA, warranting no credit loss provisions.
Commercial-based loans of $2.2 billion increased $274 million or 14% since December 31, 2019, primarily due to the $329 million net carrying value added with the PPP loans, partly offset by declines in the remaining commercial-based loans (mostly commercial lines of credit), as many commercial customers funded their current needs through the PPP loans and exercised caution in this volatile and uncertain business climate. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and represented 26% of the total portfolio at June 30, 2020.
Residential real estate loans of $583 million were down $26 million or 4% from year-end 2019, to represent 21% of total loans at June 30, 2020. Residential first mortgage loans include conventional first-lien home mortgages, while residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. Nicolet’s mortgage loans are typically of high quality and have historically had low net charge-off rates.
Retail and other loans were relatively unchanged from year-end 2019, and represented approximately 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate.

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
At June 30, 2020, the ACL-Loans was $29.1 million (representing 1.03% of period end loans and 1.17% of loans excluding PPP loans) compared to $14.0 million at December 31, 2019 and $13.6 million at June 30, 2019. The increase in the ACL-Loans was largely due to the $9.3 million impact from the adoption of CECL (comprised of $8.5 million for the CECL impact on loan portfolio and $0.8 million for the PCD gross-up) and a much higher provision for credit losses in 2020 given the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic. The components of the ACL-Loans are detailed further in Table 7 below.

Table 7: Allowance for Credit Losses - Loans

	Six Months Ended		Year Ended
(in thousands)	June 30, 2020	June 30, 2019	December 31, 2019
ACL-Loans:
Balance at beginning of period	$13,972	$13,153	$13,153
Adoption of CECL	8,488	—	—
Initial PCD ACL	797	—	—
Total impact for adoption of CECL	9,285	—	—
Provision for credit losses	6,000	500	1,200
Charge-offs	(216)	(232)	(927)
Recoveries	89	150	546
Net (charge-offs) recoveries	(127)	(82)	(381)
Balance at end of period	$29,130	$13,571	$13,972
Net loan (charge-offs) recoveries:
Commercial & industrial	$(37)	$50	$261
Owner-occupied CRE	—	(11)	(91)
Agricultural	—	—	—
CRE investment	(20)	—	—
Construction & land development	—	—	—
Residential construction	—	—	(226)
Residential first mortgage	4	35	14
Residential junior mortgage	15	(31)	(41)
Retail & other	(89)	(125)	(298)
Total net (charge-offs) recoveries	$(127)	$(82)	$(381)
Ratios:
ACL-Loans to total loans	1.03%	0.62%	0.54%
ACL-Loans to total loans ex. PPP loans	1.17%	0.62%	0.54%
Net charge-offs to average loans, annualized	0.01%	0.01%	0.02%
Net charge-offs to average loans ex. PPP loans, annualized	0.01%	0.01%	0.02%

Nonperforming Assets
As part of its overall credit risk management process, management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized. Management is actively working with customers and monitoring credit risk from the unprecedented economic disruptions surrounding the COVID-19 pandemic as described in further detail in the “Overview” section. Since the pandemic started, over 900 loans (88% commercial and 12% retail) were provided payment modifications on loans totaling $447 million (67% interest only and 33% full payment deferrals) generally for 90 to 120 days. As of July 9, 2020, 24% of these loans have returned to normal payment structures, 11% received a secondary extension to interest only for up to 90 more days (after bringing accrued interest current), and the remainder should end their initial modification periods by early September. See also Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on credit quality. For additional information see also “BALANCE SHEET ANALYSIS – Loans” and “BALANCE SHEET ANALYSIS – Allowance for Credit Losses-Loans.”
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans decreased to $12 million at June 30, 2020, compared to $14 million at December 31, 2019, largely due to pay downs on a few larger credits. Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $13 million at June 30, 2020 compared to $15 million at December 31, 2019. OREO was $1 million at both June 30, 2020 and December 31, 2019.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $30 million (1.1% of loans) and $23 million (0.9% of loans) at June 30, 2020 and December 31, 2019, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.
Table 8: Nonperforming Assets

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Nonperforming loans:
Commercial & industrial	$4,142	$6,249	$2,673
Owner-occupied CRE	3,005	3,311	2,462
Agricultural	1,711	1,898	828
Commercial	8,858	11,458	5,963
CRE investment	975	1,073	175
Construction & land development	533	20	—
Commercial real estate	1,508	1,093	175
Commercial-based loans	10,366	12,551	6,138
Residential construction	—	—	451
Residential first mortgage	1,067	1,090	739
Residential junior mortgage	565	480	314
Residential real estate	1,632	1,570	1,504
Retail & other	—	1	8
Retail-based loans	1,632	1,571	1,512
Total nonaccrual loans	11,998	14,122	7,650
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$11,998	$14,122	$7,650
OREO:
Commercial real estate owned	$—	$—	$300
Residential real estate owned	—	—	—
Bank property real estate owned	1,000	1,000	—
Total OREO	1,000	1,000	300
Total nonperforming assets	$12,998	$15,122	$7,950
Performing troubled debt restructurings	$—	$452	$466
Ratios:
Nonperforming loans to total loans	0.43%	0.55%	0.35%
Nonperforming assets to total loans plus OREO	0.46%	0.59%	0.36%
Nonperforming assets to total assets	0.29%	0.42%	0.26%
ACL-Loans to nonperforming loans	242.8%	98.9%	177.4%

Deposits
Deposits represent Nicolet’s largest source of funds. The deposit composition is presented in Table 9 below.
Total deposits of $3.5 billion at June 30, 2020, increased $583 million (20%) over December 31, 2019, and was a large contributor to the heavy cash position at the end of the quarter. This unusually large increase in deposits was influenced by the very uncertain times, government stimulus payments and pandemic stay-at-home orders, which reduced spending and increased liquidity of consumers and businesses, and by PPP loan proceeds retained on deposit by corporate borrowers. Noninterest-bearing demand deposits accounted for the largest increase since December 31, 2019, up $269 million (33%), primarily due to the deposited PPP loan proceeds. Transaction accounts combined (i.e., savings, money market, and interest-bearing demand) increased $189 million (12%) to $1.7 billion at June 30, 2020, and brokered deposits grew $186 million (116%) to $346 million, mainly due to our liquidity build executed in March-April offset partly by maturities of acquired brokered deposits, while core time deposits declined $61 million (14%) to $378 million, largely moving into transaction accounts.
Compared to June 30, 2019, total deposits were up $1.0 billion or 39%. The increase in total deposits since June 30, 2019 was largely due to the liquidity objectives of customers and the Bank in very uncertain times (as discussed above), as well as the acquisition of Choice, which added $289 million of deposits at acquisition.

Table 9: Period End Deposit Composition

	June 30, 2020		December 31, 2019		June 30, 2019
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,087,884	31%	$819,055	28%	$743,380	29%
Money market and interest-bearing demand	1,350,009	38%	1,241,642	42%	1,054,256	41%
Savings	414,110	12%	343,199	11%	318,947	13%
Time	685,802	19%	550,557	19%	420,056	17%
Total deposits	$3,537,805	100%	$2,954,453	100%	$2,536,639	100%
Brokered transaction accounts	$38,883	1%	$48,497	1%	$37,020	1%
Brokered and listed time deposits	307,503	9%	111,694	4%	17,100	1%
Total brokered deposits	$346,386	10%	$160,191	5%	$54,120	2%
Customer transaction accounts	$2,813,120	79%	$2,355,399	80%	$2,079,563	82%
Customer time deposits	378,299	11%	438,863	15%	402,956	16%
Total customer deposits (core)	$3,191,419	90%	$2,794,262	95%	$2,482,519	98%
Lending-Related Commitments
As of June 30, 2020 and December 31, 2019, Nicolet had the following off-balance sheet lending-related commitments.
Table 10: Commitments

(in thousands)	June 30, 2020	December 31, 2019
Commitments to extend credit	$911,573	$773,555
Financial standby letters of credit	8,871	10,730
Performance standby letters of credit	8,690	8,469
Interest rate lock commitments to originate residential mortgage loans held for sale (included above in commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and represented $155 million and $99 million, respectively, at June 30, 2020. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale represented $43 million and $16 million, respectively, at December 31, 2019. The net fair value of these mortgage derivatives combined was a loss of $9,000 at June 30, 2020 compared to a gain of $79,000 at December 31, 2019.

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
Given the stable core customer deposit base, fairly consistent patterns of activity in the core deposit base (including extra growth in core deposits during the pandemic as previously discussed), and the minimal use of capacity available in numerous non-core funding sources, Nicolet's liquidity levels and resources have been sufficient to fund loans, accommodate deposit trends and cycles, and to meet other cash needs as necessary. In early March-April 2020, in response to the emerging crisis, management initiated preparatory actions to further increase on-balance sheet liquidity, and brokered deposits of approximately $200 million were procured, increasing liquid cash. These actions were initiated prior to the passing of the CARES Act. In addition to the on-balance sheet liquidity build, remaining liquidity facilities continue to provide capacity and flexibility in an uncertain time. Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of additional brokered deposits or other wholesale funding. All securities AFS and equity securities (included in other investments) are reported at fair value on the consolidated balance sheet. At June 30, 2020, approximately 31% of the $511 million securities AFS portfolio was pledged to secure public deposits and short-term borrowings, as applicable, and for other purposes as required by law. Additional funding sources at June 30, 2020, consist of $175 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $164 million, and borrowing capacity in the brokered deposit market.
Cash and cash equivalents at June 30, 2020 and December 31, 2019 were $823 million and $182 million, respectively. The increase in cash and cash equivalents since year-end 2019 was largely attributable to the significant increase in deposits, influenced by government stimulus payments and pandemic stay-at-home orders, which reduced spending and increased liquidity of consumers and businesses in these uncertain times, and PPP loan proceeds retained on deposit by corporate borrowers, as well as our own liquidity actions in March-April. Management believes its liquidity resources were sufficient as of June 30, 2020 to fund loans, accommodate deposit cycles and trends, and to meet other cash needs as necessary in these unsettled times.
Management is committed to the parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the parent Company in light of current and projected needs, growth or strategies. The parent Company uses cash for normal expenses, debt service requirements, and when opportune, for common stock repurchases or investment in other strategic actions such as mergers or acquisitions. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the parent Company. Among others, additional cash sources available to the parent Company include access to the public or private markets to issue new equity, subordinated debt or other debt. At June 30, 2020, the parent Company had $64 million in cash.

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
Among other scenarios, Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned earlier and reflect the changed interest rate environment in response to the current crisis. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at June 30, 2020 and December 31, 2019, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 11 below. The results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps and given the relatively short nature of the Company's balance sheet, reflect a largely unchanged risk position as expected.
Table 11: Interest Rate Sensitivity

	June 30, 2020	December 31, 2019
200 bps decrease in interest rates	0.3%	(1.8)%
100 bps decrease in interest rates	0.2%	(1.0)%
100 bps increase in interest rates	(0.4)%	0.8%
200 bps increase in interest rates	(0.8)%	1.7%
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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At June 30, 2020, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.
Table 12: Capital

	At or for the Six Months Ended	At or for the Year Ended
($ in thousands)	June 30, 2020	December 31, 2019
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$13,903	$18,701
Common stock repurchased during the period (full shares)	206,833	310,781
Company Risk-Based Capital:
Total risk-based capital	$424,132	$404,573
Tier 1 risk-based capital	395,557	378,608
Common equity Tier 1 capital	365,071	348,454
Total capital ratio	14.1%	13.4%
Tier 1 capital ratio	13.1%	12.6%
Common equity tier 1 capital ratio	12.1%	11.6%
Tier 1 leverage ratio	10.1%	11.9%
Bank Risk-Based Capital:
Total risk-based capital	$350,078	$323,432
Tier 1 risk-based capital	331,103	309,460
Common equity Tier 1 capital	331,103	309,460
Total capital ratio	11.6%	10.8%
Tier 1 capital ratio	11.0%	10.3%
Common equity tier 1 capital ratio	11.0%	10.3%
Tier 1 leverage ratio	8.5%	9.8%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. The Company's share repurchase program was temporarily suspended effective March 21, 2020, in response to the uncertain future economic conditions due to the pandemic. Management intends to resume repurchases given current conditions, market opportunities and financial performance of the Company. At June 30, 2020, there remained $7.1 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

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
In December 2019, a coronavirus (COVID-19) was reported in China, and has since spread to additional countries including the United States. In March 2020, the World Health Organization declared the coronavirus to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus pandemic on the businesses of Nicolet and on its customers, and there is no guarantee that efforts by Nicolet to address the adverse impacts of the coronavirus will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility, if it continues, could have an adverse impact on Nicolet’s customers and on Nicolet’s business, financial condition and results of operations. Nicolet may also incur additional costs to remedy damages caused by business disruptions.
In addition, recent actions by U.S. federal, state and foreign governments to address the pandemic, including travel bans and school, business and entertainment venue closures, may also have a significant adverse effect on the markets in which Nicolet conducts its businesses. The extent of impacts resulting from the coronavirus pandemic and other events beyond the control of Nicolet will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to contain the coronavirus or its impact, among others.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Following are Nicolet’s monthly common stock purchases during the second quarter of 2020.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
April 1 – April 30, 2020	66	$55.66	—	342,200
May 1 – May 31, 2020	1,028	$48.62	—	342,200
June 1 – June 30, 2020	—	$—	—	342,200
Total	1,094	$49.04	—	342,200
(a)During second quarter 2020, the Company repurchased 66 common shares for minimum tax withholding settlements on restricted stock and repurchased 1,028 common shares to satisfy the exercise price and / or tax withholding requirements of stock options, respectively. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors' authorization.
(b)Nicolet temporarily suspended its share repurchase program on March 21, 2020; therefore, there were no common stock repurchases during second quarter 2020. At June 30, 2020, approximately $7.1 million remained available under this common stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit Number	Description
10.1	Termination of Merger Agreement between Nicolet Bankshares, Inc. and Commerce Financial Holdings, Inc., dated May 18, 2020 (1)
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	The XBRL Instance Document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Incorporated by reference to Exhibit 10.1 in the Registrant's Current Report on Form 8-K, filed on May 18, 2020.
(2) Includes the following financial information included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

July 31, 2020	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

July 31, 2020	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer