Form 10-Q
period 2020-09-30
NICOLET BANKSHARES INC
filed 2020-10-30
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2020 there were 10,085,569 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
September 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$67,922	$75,433
Interest-earning deposits	785,642	106,626
Cash and cash equivalents	853,564	182,059
Certificates of deposit in other banks	32,969	19,305
Securities available for sale (“AFS”), at fair value	535,351	449,302
Other investments	26,636	24,072
Loans held for sale	8,384	2,706
Loans	2,908,793	2,573,751
Allowance for credit losses - loans (“ACL-Loans”)	(31,388)	(13,972)
Loans, net	2,877,405	2,559,779
Premises and equipment, net	64,184	56,469
Bank owned life insurance (“BOLI”)	82,905	78,140
Goodwill and other intangibles, net	176,213	165,967
Accrued interest receivable and other assets	48,764	39,461
Total assets	$4,706,375	$3,577,260

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$1,135,384	$819,055
Interest-bearing deposits	2,577,424	2,135,398
Total deposits	3,712,808	2,954,453
Short-term borrowings	—	—
Long-term borrowings	405,826	67,629
Accrued interest payable and other liabilities	48,872	38,188
Total liabilities	4,167,506	3,060,270

Stockholders’ Equity:
Common stock	102	106
Additional paid-in capital	289,536	312,733
Retained earnings	234,965	199,005
Accumulated other comprehensive income (loss)	13,465	4,418
Total Nicolet Bankshares, Inc. stockholders’ equity	538,068	516,262
Noncontrolling interest	801	728
Total stockholders’ equity and noncontrolling interest	538,869	516,990
Total liabilities, noncontrolling interest and stockholders’ equity	$4,706,375	$3,577,260

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	10,196,228	10,587,738
Common shares issued	10,215,334	10,610,259
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Loans, including loan fees	$34,047	$31,334	$101,591	$92,511
Investment securities:
Taxable	2,001	1,904	6,115	5,578
Tax-exempt	542	503	1,542	1,574
Other interest income	680	926	1,917	2,733
Total interest income	37,270	34,667	111,165	102,396
Interest expense:
Deposits	3,784	4,596	13,196	14,103
Short-term borrowings	—	—	65	—
Long-term borrowings	926	881	2,584	2,684
Total interest expense	4,710	5,477	15,845	16,787
Net interest income	32,560	29,190	95,320	85,609
Provision for credit losses	3,000	400	9,000	900
Net interest income after provision for credit losses	29,560	28,790	86,320	84,709
Noninterest income:
Trust services fee income	1,628	1,594	4,717	4,631
Brokerage fee income	2,489	2,113	7,080	5,925
Mortgage income, net	9,675	3,700	21,965	6,962
Service charges on deposit accounts	1,037	1,223	3,075	3,587
Card interchange income	1,877	1,735	5,076	4,815
BOLI income	531	495	1,774	1,834
Asset gains (losses), net	217	286	(1,185)	8,030
Other income	1,237	1,166	3,245	4,274
Total noninterest income	18,691	12,312	45,747	40,058
Noninterest expense:
Personnel	14,072	12,914	41,877	40,809
Occupancy, equipment and office	4,051	3,454	12,616	10,961
Business development and marketing	810	1,428	4,683	4,288
Data processing	2,658	2,515	7,620	7,220
Intangibles amortization	834	914	2,707	2,936
Other expense	1,260	1,662	5,849	5,159
Total noninterest expense	23,685	22,887	75,352	71,373
Income before income tax expense	24,566	18,215	56,715	53,394
Income tax expense	6,434	4,603	14,331	10,788
Net income	18,132	13,612	42,384	42,606
Less: Net income attributable to noncontrolling interest	30	82	249	260
Net income attributable to Nicolet Bankshares, Inc.	$18,102	$13,530	$42,135	$42,346
Earnings per common share:
Basic	$1.75	$1.45	$4.04	$4.51
Diluted	$1.72	$1.40	$3.97	$4.36
Weighted average common shares outstanding:
Basic	10,348,862	9,346,814	10,426,228	9,393,795
Diluted	10,498,552	9,696,850	10,604,732	9,706,795
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$18,132	$13,612	$42,384	$42,606
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	394	2,053	12,708	14,165
Net realized (gains) losses included in income	(151)	—	(315)	(32)
Income tax (expense) benefit	(66)	(555)	(3,346)	(3,817)
Total other comprehensive income (loss)	177	1,498	9,047	10,316
Comprehensive income	$18,309	$15,110	$51,431	$52,922
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balances at June 30, 2020	$104	$301,778	$216,863	$13,288	$820	$532,853
Comprehensive income:
Net income, three months ended September 30, 2020	—	—	18,102	—	30	18,132
Other comprehensive income (loss)	—	—	—	177	—	177
Stock-based compensation expense	—	1,260	—	—	—	1,260
Exercise of stock options, net	—	94	—	—	—	94
Issuance of common stock	—	148	—	—	—	148
Purchase and retirement of common stock	(2)	(13,744)	—	—	—	(13,746)
Distribution to noncontrolling interest	—	—	—	—	(49)	(49)
Balances at September 30, 2020	$102	$289,536	$234,965	$13,465	$801	$538,869
Balances at June 30, 2019	$94	$234,963	$173,180	$3,178	$733	$412,148
Comprehensive income:
Net income, three months ended September 30, 2019	—	—	13,530	—	82	13,612
Other comprehensive income (loss)	—	—	—	1,498	—	1,498
Stock-based compensation expense	—	1,144	—	—	—	1,144
Exercise of stock options, net	—	1,200	—	—	—	1,200
Issuance of common stock	—	166	—	—	—	166
Purchase and retirement of common stock	—	(939)	—	—	—	(939)
Distribution to noncontrolling interest	—	—	—	—	(87)	(87)
Balances at September 30, 2019	$94	$236,534	$186,710	$4,676	$728	$428,742
Balances at December 31, 2019	$106	$312,733	$199,005	$4,418	$728	$516,990
Comprehensive income:
Net income, nine months ended September 30, 2020	—	—	42,135	—	249	42,384
Other comprehensive income (loss)	—	—	—	9,047	—	9,047
Stock-based compensation expense	—	4,216	—	—	—	4,216
Exercise of stock options, net	—	1,048	—	—	—	1,048
Issuance of common stock	—	482	—	—	—	482
Purchase and retirement of common stock	(4)	(28,943)	—	—	—	(28,947)
Distribution to noncontrolling interest	—	—	—	—	(176)	(176)
Adoption of new accounting pronouncement (see Note 1)	—	—	(6,175)	—	—	(6,175)
Balances at September 30, 2020	$102	$289,536	$234,965	$13,465	$801	$538,869
Balances at December 31, 2018	$95	$247,790	$144,364	$(5,640)	$743	$387,352
Comprehensive income:
Net income, nine months ended September 30, 2019	—	—	42,346	—	260	42,606
Other comprehensive income (loss)	—	—	—	10,316	—	10,316
Stock-based compensation expense	—	3,643	—	—	—	3,643
Exercise of stock options, net	2	4,380	—	—	—	4,382
Issuance of common stock	—	449	—	—	—	449
Purchase and retirement of common stock	(3)	(19,728)	—	—	—	(19,731)
Distribution to noncontrolling interest	—	—	—	—	(275)	(275)
Balances at September 30, 2019	$94	$236,534	$186,710	$4,676	$728	$428,742
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$42,384	$42,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	7,564	5,260
Provision for credit losses	9,000	900
Increase in cash surrender value of life insurance	(1,647)	(1,432)
Stock-based compensation expense	4,216	3,643
Asset (gains) losses, net	1,185	(8,030)
Gain on sale of loans held for sale, net	(22,217)	(7,042)
Proceeds from sale of loans held for sale	663,466	255,775
Origination of loans held for sale	(650,660)	(259,465)
Net change in:
Accrued interest receivable and other assets	4,781	(5,020)
Accrued interest payable and other liabilities	6,200	9,310
Net cash provided by (used in) operating activities	64,272	36,505
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(244,751)	(74,131)
Net (increase) decrease in certificates of deposit in other banks	5,719	(4,402)
Purchases of securities AFS	(128,661)	(57,875)
Proceeds from sales of securities AFS	14,864	13,240
Proceeds from calls and maturities of securities AFS	69,568	38,128
Purchases of other investments	(3,815)	(1,941)
Proceeds from sales of other investments	—	17,144
Purchases of BOLI	—	(5,000)
Proceeds from redemption of BOLI	245	1,348
Net (increase) decrease in premises and equipment	(9,708)	(3,529)
Net (increase) decrease in other real estate and other assets	—	15
Net cash (paid) received in business combination	(21,820)	—
Net cash provided by (used in) investing activities	(318,359)	(77,003)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	617,373	(29,691)
Proceeds from long-term borrowings	367,841	—
Repayments of long-term borrowings	(32,029)	(20,193)
Purchase and retirement of common stock	(28,947)	(19,731)
Proceeds from issuance of common stock	482	449
Proceeds from exercise of stock options	1,048	4,382
Distribution to noncontrolling interest	(176)	(275)
Net cash provided by (used in) financing activities	925,592	(65,059)
Net increase (decrease) in cash and cash equivalents	671,505	(105,557)
Cash and cash equivalents:
Beginning	182,059	249,526
Ending *	$853,564	$143,969
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$18,130	$16,682
Cash paid for taxes	16,353	11,690
Transfer of loans and bank premises to other real estate owned	—	1,025
Capitalized mortgage servicing rights	4,038	1,807
* Cash and cash equivalents at September 30, 2020 include restricted cash of $1.9 million pledged as collateral on interest rate swaps and no reserve balance was required with the Federal Reserve Bank. At September 30, 2019, cash and cash equivalents include restricted cash of $1.3 million pledged as collateral on interest rate swaps and $6.3 million for the reserve balance required with the Federal Reserve Bank.
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
Critical Accounting Policies and Estimates
Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for credit losses, valuation of loans in acquisition transactions, useful lives for depreciation and amortization, fair value of financial instruments, impairment calculations, valuation of deferred tax assets, uncertain income tax positions and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for credit losses, the determination and assessment of deferred tax assets and liabilities, and the valuation of loans acquired in acquisition transactions; therefore, these are critical accounting policies. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes in applicable banking or tax regulations, and changes to deferred tax estimates. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.
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

Prior to January 1, 2020, as described in further detail in the Company’s 2019 Annual Report on Form 10-K, the Company initially classified acquired loans as either purchased credit impaired (“PCI”) loans (i.e., loans that reflect credit deterioration since origination and for which it is probable at acquisition that the Company will be unable to collect all contractually required payments) or purchased non-impaired loans (i.e., “performing acquired loans”). The Company estimated the fair value of PCI loans based on the amount and timing of expected principal, interest and other cash flows for each loan. The excess of the loan’s contractual principal and interest payments over all cash flows expected to be collected at acquisition was considered an amount that should not be accreted. These credit discounts (“nonaccretable marks”) were included in the determination of the initial fair value for acquired loans; therefore, no allowance for credit losses was recorded at the acquisition date. Differences between the estimated fair values and expected cash flows of acquired loans at the acquisition date that were not credit-based (“accretable marks”) were subsequently accreted to interest income over the estimated life of the loans. Subsequent to the acquisition date for PCI loans, increases in cash flows over those expected at the acquisition date resulted in a move of the discount from nonaccretable to accretable, while decreases in expected cash flows after the acquisition date were recognized through the provision for credit losses.

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

Note 2 – Acquisitions
Completed Acquisitions:
Choice Bancorp, Inc. (“Choice”): On November 8, 2019, the Company consummated its merger with Choice, pursuant to the terms of the Agreement and Plan of Merger dated June 26, 2019, (the “Choice Merger Agreement”), whereby Choice (at 12% of Nicolet’s then pre-merger asset size) was merged with and into Nicolet, and Choice Bank, the wholly owned bank subsidiary of Choice, was merged with and into the Company's banking subsidiary, Nicolet National Bank (the “Bank”). The system integration was completed, and the two branches of Choice opened on November 12, 2019, as Nicolet National Bank branches, expanding its presence in the Oshkosh marketplace. The Company closed its legacy Oshkosh location concurrently with the consummation of the Choice merger.

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
Advantage Community Bancshares, Inc. (“Advantage”): On August 21, 2020, Nicolet completed its merger with Advantage, pursuant to the terms of the definitive merger agreement dated March 2, 2020, whereby Advantage merged with and into Nicolet, and Advantage Community Bank, the wholly owned bank subsidiary of Advantage, was merged with and into the Bank. Advantage's four branches in Dorchester, Edgar, Mosinee, and Wausau opened as Nicolet National Bank branches on August 24, 2020, expanding our presence in Central Wisconsin and the Wausau area. Due to the small size of the transaction, terms of the all-cash deal were not disclosed.

Upon consummation, Advantage added total assets of approximately $172 million (representing approximately 4% of Nicolet's then pre-merger asset size), loans of $88 million, deposits of $141 million, core deposit intangible of $1 million, and goodwill of $12 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net income attributable to Nicolet Bankshares, Inc.	$18,102	$13,530	$42,135	$42,346
Weighted average common shares outstanding	10,349	9,347	10,426	9,394
Effect of dilutive common stock awards	150	350	179	313
Diluted weighted average common shares outstanding	10,499	9,697	10,605	9,707
Basic earnings per common share*	$1.75	$1.45	$4.04	$4.51
Diluted earnings per common share*	$1.72	$1.40	$3.97	$4.36
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
For the three and nine months ended September 30, 2020, options to purchase approximately 0.2 million and 0.1 million shares, respectively, are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. For both the three and nine months ended September 30, 2019, options to purchase less than 0.1 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.

Note 4 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors, and at September 30, 2020, approximately 1.4 million shares were available for grant under these stock-based compensation plans.
A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants were as follows.

	Nine Months Ended September 30,
	2020	2019
Dividend yield	—%	—%
Expected volatility	25%	25%
Risk-free interest rate	1.72%	2.37%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$23.74	$19.23

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2019	1,443,733	$48.75
Granted	44,500	70.09
Exercise of stock options *	(47,237)	(23.26)
Forfeited	—	—
Outstanding - September 30, 2020	1,440,996	$50.24	6.8	$10,300
Exercisable - September 30, 2020	747,746	$44.44	6.2	$7,727
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the nine months ended September 30, 2020, 17,699 such shares were surrendered to the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the nine months ended September 30, 2020 and 2019 was approximately $2.0 million and $6.9 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2019	$44.94	22,521
Granted	55.52	10,450
Vested *	43.87	(13,865)
Forfeited	—	—
Outstanding - September 30, 2020	$51.50	19,106
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 1,482 shares were surrendered during the nine months ended September 30, 2020.
The Company recognized approximately $3.8 million and $3.4 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for the nine months ended September 30, 2020 and 2019, respectively, associated with its common stock awards granted to officers and employees. In addition, during first nine months of 2020, the Company recognized approximately $0.4 million of director expense (included in other expense on the consolidated statements of income) for a total restricted stock grant of 7,950 shares with immediate vesting to directors, while during first nine months of 2019, the Company recognized approximately $0.3 million of director expense for a total restricted stock grant of 4,257 shares with immediate vesting to directors, representing the annual stock retainer fee paid to external board members. As of September 30, 2020, there was approximately $10.4 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately three years. The Company recognized a tax benefit of approximately $0.4 million and $1.0 million for the nine months ended September 30, 2020 and 2019, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

Note 5 – Securities Available for Sale
Amortized cost and fair value of securities available for sale are summarized as follows.

	September 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value as % of Total
U.S. government agency securities	$64,006	$328	$—	$64,334	12%
State, county and municipals	210,567	4,934	22	215,479	40%
Mortgage-backed securities	164,282	7,521	48	171,755	32%
Corporate debt securities	78,050	5,733	—	83,783	16%
Total	$516,905	$18,516	$70	$535,351	100%

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value as % of Total
U.S. government agency securities	$16,516	$4	$60	$16,460	4%
State, county and municipals	155,501	1,049	157	156,393	35%
Mortgage-backed securities	193,223	2,492	697	195,018	43%
Corporate debt securities	78,009	3,422	—	81,431	18%
Total	$443,249	$6,967	$914	$449,302	100%
All mortgage-backed securities included in the table above were issued by U.S. government agencies and corporations. Securities AFS with a fair value of $147 million and $166 million as of September 30, 2020 and December 31, 2019, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law. Accrued interest on securities AFS totaled $2.6 million and $2.2 million at September 30, 2020 and December 31, 2019, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of securities AFS for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	September 30, 2020
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
State, county and municipals	$8,867	$22	$—	$—	$8,867	$22	18
Mortgage-backed securities	5,440	42	481	6	5,921	48	20
Total	$14,307	$64	$481	$6	$14,788	$70	38

	December 31, 2019
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$1,035	$2	$11,091	$58	$12,126	$60	6
State, county and municipals	22,451	132	7,605	25	30,056	157	56
Mortgage-backed securities	49,626	245	47,271	452	96,897	697	150
Total	$73,112	$379	$65,967	$535	$139,079	$914	212
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
As of September 30, 2020, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. During 2019, there were no other-than-temporary impairments charged to earnings.

The amortized cost and fair value of securities AFS by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; as this is particularly inherent in mortgage-backed securities, these securities are not included in the maturity categories below.

	September 30, 2020
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$35,899	$36,133
Due in one year through five years	224,042	231,540
Due after five years through ten years	72,838	74,829
Due after ten years	19,844	21,094
	352,623	363,596
Mortgage-backed securities	164,282	171,755
Securities AFS	$516,905	$535,351
Proceeds and realized gains / losses from the sale of securities AFS were as follows.

	Nine Months Ended September 30,
(in thousands)	2020	2019
Gross gains	$315	$152
Gross losses	—	(120)
Gains (losses) on sales of securities AFS, net	$315	$32
Proceeds from sales of securities AFS	$14,864	$13,240

Note 6 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	September 30, 2020		December 31, 2019
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$735,531	25%	$806,189	31%
Paycheck Protection Program (“PPP”) loans	335,236	12	—	—
Owner-occupied commercial real estate (“CRE”)	499,605	17	496,372	19
Agricultural	111,022	4	95,450	4
CRE investment	475,050	16	443,218	17
Construction & land development	121,647	4	92,970	4
Residential construction	57,496	2	54,403	2
Residential first mortgage	428,017	15	432,167	17
Residential junior mortgage	112,173	4	122,771	5
Retail & other	33,016	1	30,211	1
Loans	2,908,793	100%	2,573,751	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	31,388		13,972
Loans, net	$2,877,405		$2,559,779
Allowance for credit losses - Loans to loans	1.08%		0.54%
Accrued interest on loans totaled $8 million and $7 million at September 30, 2020 and December 31, 2019, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets. See Note 1 for the Company's accounting policy on accrued interest with respect to loans and the allowance for credit losses.
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

A roll forward of the allowance for credit losses - loans is summarized as follows.

	Nine Months Ended		Year Ended
(in thousands)	September 30, 2020	September 30, 2019	December 31, 2019
Beginning balance	$13,972	$13,153	$13,153
Adoption of CECL	8,488	—	—
Initial PCD ACL	797	—	—
Total impact for adoption of CECL	9,285	—	—
Provision for credit losses	9,000	900	1,200
Charge-offs	(1,002)	(629)	(927)
Recoveries	133	196	546
Net (charge-offs) recoveries	(869)	(433)	(381)
Ending balance	$31,388	$13,620	$13,972
The following table presents the balance and activity in the ACL-Loans by portfolio segment.

	Nine Months Ended September 30, 2020
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$5,471	$3,010	$579	$1,600	$414	$368	$1,669	$517	$344	$13,972
Adoption of CECL	2,962	1,249	361	1,970	51	124	1,286	351	134	8,488
Initial PCD ACL	797	—	—	—	—	—	—	—	—	797
Provision	2,061	1,616	636	2,205	462	93	1,561	182	184	9,000
Charge-offs	(602)	(257)	—	(20)	—	—	—	—	(123)	(1,002)
Recoveries	90	—	—	—	—	—	7	18	18	133
Net (charge-offs) recoveries	(512)	(257)	—	(20)	—	—	7	18	(105)	(869)
Ending balance	$10,779	$5,618	$1,576	$5,755	$927	$585	$4,523	$1,068	$557	$31,388
As % of ACL-Loans	34%	18%	5%	18%	3%	2%	14%	4%	2%	100%
*The PPP loans are fully guaranteed by the SBA; thus, no ACL-Loans has been allocated to these loans.

For comparison purposes, the following table presents the balance and activity in the ACL-Loans by portfolio segment for the prior year-end period.

	Year Ended December 31, 2019
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$5,271	$2,847	$422	$1,470	$510	$211	$1,646	$472	$304	$13,153
Provision	(61)	254	157	130	(96)	383	9	86	338	1,200
Charge-offs	(159)	(93)	—	—	—	(226)	(22)	(80)	(347)	(927)
Recoveries	420	2	—	—	—	—	36	39	49	546
Net (charge-offs) recoveries	261	(91)	—	—	—	(226)	14	(41)	(298)	(381)
Ending balance	$5,471	$3,010	$579	$1,600	$414	$368	$1,669	$517	$344	$13,972
As % of ACL-Loans	39%	22%	4%	11%	3%	3%	12%	4%	2%	100%
The ACL-Loans at September 30, 2020 was estimated using the current expected credit loss model. See Note 1 for the Company's accounting policy on loans and the allowance for credit losses.
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

Management allocates the ACL-Loans by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve is established for individually evaluated credit-deteriorated loans, which management defines as nonaccrual credit relationships over $250,000, collateral dependent loans, and other loans with evidence of credit deterioration. The specific reserve in the ACL-Loans for these credit deteriorated loans is equal to the aggregate collateral or discounted cash flow shortfall. Management allocates the ACL-Loans with historical loss rates by loan segment. The loss factors are measured on a quarterly basis and applied to each loan segment based on current loan balances and projected for their expected remaining life. Next, management allocates the ACL-Loans using the qualitative factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience of each loan segment. Lastly, management considers reasonable and supportable forecasts to assess the collectability of future cash flows.
A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following table presents collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation as of September 30, 2020.

September 30, 2020	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,579	$2,579	$—	$2,579	$848
PPP loans	—	—	—	—	—	—
Owner-occupied CRE	1,986	—	1,986	1,986	—	—
Agricultural	625	1,455	2,080	727	1,353	164
CRE investment	897	—	897	897	—	—
Construction & land development	533	—	533	533	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	—	—	—	—	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$4,041	$4,034	$8,075	$4,143	$3,932	$1,012

The following table presents impaired loans and their respective allowance for credit loss allocations at December 31, 2019, as determined in accordance with historical accounting guidance.

	Total Impaired Loans – December 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$5,932	$7,950	$625	$5,405	$1,170
Owner-occupied CRE	3,430	4,016	—	3,677	256
Agricultural	2,134	2,172	116	2,311	37
CRE investment	2,426	2,790	—	2,497	364
Construction & land development	382	382	—	460	—
Residential construction	—	—	—	—	—
Residential first mortgage	2,357	2,629	—	2,412	178
Residential junior mortgage	218	349	—	224	58
Retail & other	12	12	—	12	—
Total	$16,891	$20,300	$741	$16,998	$2,063

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	September 30, 2020
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$40	$3,011	$732,480	$735,531
PPP loans	—	—	335,236	335,236
Owner-occupied CRE	1,380	2,471	495,754	499,605
Agricultural	127	2,297	108,598	111,022
CRE investment	—	911	474,139	475,050
Construction & land development	68	533	121,046	121,647
Residential construction	—	—	57,496	57,496
Residential first mortgage	543	1,312	426,162	428,017
Residential junior mortgage	75	411	111,687	112,173
Retail & other	401	51	32,564	33,016
Total loans	$2,634	$10,997	$2,895,162	$2,908,793
Percent of total loans	0.1%	0.4%	99.5%	100.0%

	December 31, 2019
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$1,729	$6,249	$798,211	$806,189
Owner-occupied CRE	112	3,311	492,949	496,372
Agricultural	—	1,898	93,552	95,450
CRE investment	—	1,073	442,145	443,218
Construction & land development	2,063	20	90,887	92,970
Residential construction	302	—	54,101	54,403
Residential first mortgage	2,736	1,090	428,341	432,167
Residential junior mortgage	217	480	122,074	122,771
Retail & other	110	1	30,100	30,211
Total loans	$7,269	$14,122	$2,552,360	$2,573,751
Percent of total loans	0.3%	0.5%	99.2%	100.0%
The following table presents nonaccrual loans by portfolio segment. The nonaccrual loans without a related allowance for credit losses have been reflected in the collateral dependent loans table above.

	September 30, 2020		December 31, 2019
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$3,011	27%	$6,249	44%
PPP loans	—	—	—	—
Owner-occupied CRE	2,471	23	3,311	23
Agricultural	2,297	21	1,898	14
CRE investment	911	8	1,073	8
Construction & land development	533	5	20	—
Residential construction	—	—	—	—
Residential first mortgage	1,312	12	1,090	8
Residential junior mortgage	411	4	480	3
Retail & other	51	—	1	—
Nonaccrual loans	$10,997	100%	$14,122	100%
Percent of total loans	0.4%		0.5%

Credit Quality Information:
The following table presents total loans by risk categories and year of origination.

September 30, 2020	Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial (a)
Grades 1-4	$429,518	$135,539	$107,712	$78,205	$26,209	$55,141	$188,738	$—	$1,021,062
Grade 5	649	3,300	3,584	588	1,427	2,483	15,098	—	27,129
Grade 6	73	21	765	5,604	176	33	2,405	—	9,077
Grade 7	1,959	1,153	1,562	714	460	4,941	2,710	—	13,499
Total	$432,199	$140,013	$113,623	$85,111	$28,272	$62,598	$208,951	$—	$1,070,767
Owner-occupied CRE
Grades 1-4	$52,625	$67,705	$82,734	$56,258	$47,267	$160,406	$1,796	$—	$468,791
Grade 5	42	842	1,060	7,416	361	6,883	489	—	17,093
Grade 6	—	—	—	1,723	—	729	—	—	2,452
Grade 7	—	334	279	2,170	1,747	6,739	—	—	11,269
Total	$52,667	$68,881	$84,073	$67,567	$49,375	$174,757	$2,285	$—	$499,605
Agricultural
Grades 1-4	$11,683	$6,138	$8,095	$9,328	$3,046	$33,620	$22,828	$—	$94,738
Grade 5	304	375	717	570	667	5,374	683	—	8,690
Grade 6	—	—	—	328	392	—	—	—	720
Grade 7	—	—	33	111	1,139	5,543	48	—	6,874
Total	$11,987	$6,513	$8,845	$10,337	$5,244	$44,537	$23,559	$—	$111,022
CRE investment
Grades 1-4	$67,988	$81,809	$44,047	$69,685	$35,332	$156,073	$6,742	$—	$461,676
Grade 5	—	—	101	1,295	840	5,636	—	—	7,872
Grade 6	—	104	—	804	652	1,122	—	—	2,682
Grade 7	—	—	—	—	142	2,678	—	—	2,820
Total	$67,988	$81,913	$44,148	$71,784	$36,966	$165,509	$6,742	$—	$475,050
Construction & land development
Grades 1-4	$46,088	$36,507	$15,573	$3,067	$2,192	$8,930	$4,211	$—	$116,568
Grade 5	—	470	2,683	545	—	24	457	—	4,179
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	900	—	—	900
Total	$46,088	$36,977	$18,256	$3,612	$2,192	$9,854	$4,668	$—	$121,647
Residential construction
Grades 1-4	$29,372	$26,039	$1,216	$449	$—	$50	$—	$—	$57,126
Grade 5	—	315	—	55	—	—	—	—	370
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$29,372	$26,354	$1,216	$504	$—	$50	$—	$—	$57,496
Residential first mortgage
Grades 1-4	$94,370	$69,301	$45,425	$45,798	$47,449	$118,317	$364	$—	$421,024
Grade 5	—	821	908	197	324	2,232	—	—	4,482
Grade 6	—	—	261	—	—	—	—	—	261
Grade 7	—	653	198	17	—	1,382	—	—	2,250
Total	$94,370	$70,775	$46,792	$46,012	$47,773	$121,931	$364	$—	$428,017
Residential junior mortgage
Grades 1-4	$3,650	$4,613	$4,390	$1,475	$1,730	$3,794	$90,596	$1,478	$111,726
Grade 5	—	—	—	—	—	33	—	—	33
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	28	—	258	128	—	414
Total	$3,650	$4,613	$4,390	$1,503	$1,730	$4,085	$90,724	$1,478	$112,173
Retail & other
Grades 1-4	$7,693	$6,027	$2,208	$1,808	$876	$1,514	$12,839	$—	$32,965
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	51	—	—	51
Total	$7,693	$6,027	$2,208	$1,808	$876	$1,565	$12,839	$—	$33,016

Total loans	$746,014	$442,066	$323,551	$288,238	$172,428	$584,886	$350,132	$1,478	$2,908,793
(a) For purposes of this table, the $335 million net carrying value of PPP loans were originated in 2020, have a Pass risk grade (Grades 1-4) and have been included with the Commercial & industrial loan category.

The following tables present total loans by risk categories.

	September 30, 2020
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$685,826	$27,129	$9,077	$13,499	$735,531
PPP loans	335,236	—	—	—	335,236
Owner-occupied CRE	468,791	17,093	2,452	11,269	499,605
Agricultural	94,738	8,690	720	6,874	111,022
CRE investment	461,676	7,872	2,682	2,820	475,050
Construction & land development	116,568	4,179	—	900	121,647
Residential construction	57,126	370	—	—	57,496
Residential first mortgage	421,024	4,482	261	2,250	428,017
Residential junior mortgage	111,726	33	—	414	112,173
Retail & other	32,965	—	—	51	33,016
Total loans	$2,785,676	$69,848	$15,192	$38,077	$2,908,793
Percent of total	95.8%	2.4%	0.5%	1.3%	100.0%

	December 31, 2019
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$765,073	$20,199	$7,663	$13,254	$806,189
Owner-occupied CRE	464,661	20,855	953	9,903	496,372
Agricultural	77,082	6,785	3,275	8,308	95,450
CRE investment	430,794	8,085	2,578	1,761	443,218
Construction & land development	90,523	2,213	15	219	92,970
Residential construction	53,286	1,117	—	—	54,403
Residential first mortgage	424,044	4,677	668	2,778	432,167
Residential junior mortgage	122,249	35	—	487	122,771
Retail & other	30,210	—	—	1	30,211
Total loans	$2,457,922	$63,966	$15,152	$36,711	$2,573,751
Percent of total	95.5%	2.5%	0.6%	1.4%	100.0%
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
Troubled Debt Restructurings: At September 30, 2020, there were six loans classified as troubled debt restructurings with a current outstanding balance of $1.1 million and pre-modification balance of $1.9 million. In comparison, at December 31, 2019, there were five loans classified as troubled debt restructurings with an outstanding balance of $1.1 million and pre-modification balance of $1.4 million. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the nine months ended September 30, 2020. As of September 30, 2020, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.

Note 7 – Goodwill and Other Intangibles and Mortgage Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. In the first nine months of 2020, management considered the potential impacts of the COVID-19 pandemic on the valuation of our franchise value, stability of deposits, and of the wealth client base, underlying our goodwill, core deposit intangible, and customer list intangibles, and determined no impairments were indicated. However, the impacts of the COVID-19 pandemic, which began in March 2020, continue to evolve. The Company’s assessment in 2019 resulted in an $0.8 million full impairment charge on non-bank goodwill related to a change in business strategy. A summary of goodwill and other intangibles was as follows.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2020	December 31, 2019
Goodwill	$163,151	$151,198
Core deposit intangibles	9,570	10,897
Customer list intangibles	3,492	3,872
Other intangibles	13,062	14,769
Goodwill and other intangibles, net	$176,213	$165,967
Goodwill: A summary of goodwill was as follows. During 2020, goodwill increased due to the Advantage acquisition and during 2019, goodwill increased due to the Choice acquisition. See Note 2 for additional information on the Company's acquisitions.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2020	December 31, 2019
Goodwill:
Goodwill at beginning of year	$151,198	$107,366
Acquisition	11,953	44,594
Impairment	—	(762)
Goodwill at end of period	$163,151	$151,198
Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During 2020, core deposit intangibles increased due to the Advantage acquisition and during 2019, core deposit intangibles increased due to the Choice acquisition. See Note 2 for additional information on the Company's acquisitions.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2020	December 31, 2019
Core deposit intangibles:
Gross carrying amount	$31,715	$30,715
Accumulated amortization	(22,145)	(19,818)
Net book value	$9,570	$10,897
Additions during the period	$1,000	$1,700
Amortization during the period	$2,327	$3,365
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(2,031)	(1,651)
Net book value	$3,492	$3,872
Additions during the period	$—	$—
Amortization during the period	$380	$507
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

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2020	December 31, 2019
Mortgage servicing rights ("MSR") asset:
MSR asset at beginning of year	$5,919	$3,749
Capitalized MSR	4,038	2,876
MSR asset acquired	529	160
Amortization during the period	(1,001)	(866)
MSR asset at end of period	$9,485	$5,919
Valuation allowance at beginning of year	$—	$—
Additions	(800)	—
Valuation allowance at end of period	$(800)	$—
MSR asset, net	$8,685	$5,919
Fair value of MSR asset at end of period	$10,332	$8,420
Residential mortgage loans serviced for others	$1,204,856	$847,756
Net book value of MSR asset to loans serviced for others	0.72%	0.70%
The Company periodically evaluates its mortgage servicing rights asset for impairment. At each reporting date, impairment is assessed based on estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). A valuation allowance of $0.8 million was recorded for the nine months ended September 30, 2020, while no valuation allowance was recorded for the year ended December 31, 2019. See Note 9 for additional information on the fair value of the MSR asset.
The following table shows the estimated future amortization expense for amortizing intangible assets and the MSR asset. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of September 30, 2020. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset
Year ending December 31,
2020 (remaining three months)	$733	$127	$434
2021	2,643	507	1,568
2022	2,150	507	1,535
2023	1,633	483	1,419
2024	1,130	449	1,202
2025	670	449	784
Thereafter	611	970	2,543
Total	$9,570	$3,492	$9,485

Note 8 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. At both September 30, 2020 and December 31, 2019, the Company did not have any outstanding short-term borrowings.
Long-Term Borrowings:
The components of long-term borrowings (borrowing with an original maturity greater than one year) were as follows.

(in thousands)	September 30, 2020	December 31, 2019
PPP Liquidity Facility (“PPPLF”)	$333,876	$—
FHLB advances	29,015	25,061
Junior subordinated debentures	30,935	30,575
Subordinated notes	12,000	11,993
Total long-term borrowings	$405,826	$67,629

PPPLF: To support the effectiveness of the PPP loans, the Federal Reserve introduced the PPPLF to extend credit to financial institutions that made PPP loans, with the related PPP loans used as collateral on the borrowings. The PPPLF borrowings have a fixed interest rate of 0.35% and a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan. The Company's PPP loans and related PPPLF funding have a weighted average life of approximately two years. Given the level of all other funding combined, the Company intends to repay the PPPLF during fourth quarter 2020.
FHLB Advances: The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturity dates through 2027. The weighted average rate of the FHLB advances was 0.73% at September 30, 2020 and 1.57% at December 31, 2019.
Junior Subordinated Debentures: The following table shows the breakdown of junior subordinated debentures. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debentures. All the debentures below are currently callable and may be redeemed in part or in full at par plus any accrued but unpaid interest. The Company intends to redeem in full its 2004 Nicolet Bankshares Statutory Trust junior subordinated debentures ($6 million at 8%) on the next interest payment date of December 31, 2020, and has received all necessary regulatory approvals for such redemption. At September 30, 2020 and December 31, 2019, $29.8 million and $29.4 million, respectively, qualify as Tier 1 capital.

		Junior Subordinated Debentures
		September 30, 2020			December 31, 2019
(in thousands)	Maturity Date	Par	Unamortized Discount	Carrying Value	Carrying Value
2004 Nicolet Bankshares Statutory Trust (1)	7/15/2034	$6,186	$—	$6,186	$6,186
2005 Mid-Wisconsin Financial Services, Inc. (2)	12/15/2035	10,310	(3,022)	7,288	7,138
2006 Baylake Corp. (3)	9/30/2036	16,598	(3,706)	12,892	12,715
2004 First Menasha Bancshares, Inc. (4)	3/17/2034	5,155	(586)	4,569	4,536
Total		$38,249	$(7,314)	$30,935	$30,575
(1)The interest rate is 8.00% fixed.
(2)The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 1.68% and 3.32% as of September 30, 2020 and December 31, 2019, respectively.
(3)The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of the three-month LIBOR plus 1.35%, adjusted quarterly. The interest rates were 1.57% and 3.31% as of September 30, 2020 and December 31, 2019, respectively.
(4)The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 2.79%, adjusted quarterly. The interest rates were 3.04% and 4.69% as of September 30, 2020 and December 31, 2019, respectively.
Subordinated Notes: In first half 2015, the Company placed an aggregate of $12 million in subordinated Notes in private placements with certain accredited investors. All Notes were issued with 10-year maturities, have a fixed annual interest rate of 5% payable quarterly, and may be called on or after the fifth anniversary of their respective issuances dates. The Company has received regulatory approval to call the Notes and has provided notice of its election to call all Notes effective November 16, 2020. The subordinated Notes qualify for Tier 2 capital for regulatory purposes, and are discounted in accordance with regulations when the debt has five years or less remaining to maturity.

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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
September 30, 2020
U.S. government agency securities	$64,334	$—	$64,334	$—
State, county and municipals	215,479	—	215,479	—
Mortgage-backed securities	171,755	—	171,755	—
Corporate debt securities	83,783	—	80,653	3,130
Securities AFS	$535,351	$—	$532,221	$3,130
Other investments (equity securities)	$3,124	$3,124	$—	$—
December 31, 2019
U.S. government agency securities	$16,460	$—	$16,460	$—
State, county and municipals	156,393	—	156,393	—
Mortgage-backed securities	195,018	—	195,018	—
Corporate debt securities	81,431	—	78,301	3,130
Securities AFS	$449,302	$—	$446,172	$3,130
Other investments (equity securities)	$3,375	$3,375	$—	$—
The following is a description of the valuation methodologies used by the Company for the securities AFS and equity securities measured at fair value on a recurring basis, noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private municipal bonds and corporate debt securities, which include trust preferred security investments. At September 30, 2020 and December 31, 2019, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.
The following table presents the changes in the Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Nine Months Ended	Year Ended
Level 3 Fair Value Measurements:	September 30, 2020	December 31, 2019
Balance at beginning of year	$3,130	$8,490
Acquired balance	—	300
Paydowns/Sales/Settlements	—	(5,660)
Balance at end of period	$3,130	$3,130

Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
September 30, 2020
Collateral dependent loans	$7,063	$—	$—	$7,063
Other real estate owned (“OREO”)	1,000	—	—	1,000
MSR asset	10,332	—	—	10,332
December 31, 2019
Impaired loans	$16,150	$—	$—	$16,150
OREO	1,000	—	—	1,000
MSR asset	8,420	—	—	8,420
The following is a description of the valuation methodologies used by the Company for the items noted in the table above. For individually evaluated collateral dependent loans and impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral-dependent loans, or the estimated liquidity of the note. For OREO, the fair value is based upon the estimated fair value of the underlying collateral adjusted for the expected costs to sell. To estimate the fair value of the MSR asset, the underlying serviced loan pools are stratified by interest rate tranche and term of the loan, and a valuation model is used to calculate the present value of the expected future cash flows for each stratum. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

September 30, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$853,564	$853,564	$853,564	$—	$—
Certificates of deposit in other banks	32,969	35,112	—	35,112	—
Securities AFS	535,351	535,351	—	532,221	3,130
Other investments, including equity securities	26,636	26,636	3,124	19,472	4,040
Loans held for sale	8,384	8,712	—	8,712	—
Loans, net	2,877,405	2,962,975	—	—	2,962,975
BOLI	82,905	82,905	82,905	—	—
MSR asset	8,685	10,332	—	—	10,332
Financial liabilities:
Deposits	$3,712,808	$3,720,344	$—	$—	$3,720,344
Long-term borrowings	405,826	405,787	—	363,471	42,316

December 31, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$182,059	$182,059	$182,059	$—	$—
Certificates of deposit in other banks	19,305	19,310	—	19,310	—
Securities AFS	449,302	449,302	—	446,172	3,130
Other investments, including equity securities	24,072	24,072	3,375	16,759	3,938
Loans held for sale	2,706	2,753	—	2,753	—
Loans, net	2,559,779	2,593,110	—	—	2,593,110
BOLI	78,140	78,140	78,140	—	—
MSR asset	5,919	8,420	—	—	8,420
Financial liabilities:
Deposits	$2,954,453	$2,956,229	$—	$—	$2,956,229
Long-term borrowings	67,629	66,816	—	25,075	41,741
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
Lending-related commitments and derivative financial instruments: At September 30, 2020 and December 31, 2019, the estimated fair value of letters of credit, interest rate lock commitments on residential mortgage loans, outstanding mandatory commitments to sell residential mortgage loans into the secondary market, and mirror interest rate swap agreements were not significant.
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

Overview
The following discussion is management’s analysis of the consolidated financial condition as of September 30, 2020 and December 31, 2019 and results of operations for the three and nine-month periods ended September 30, 2020 and 2019. It should be read in conjunction with Nicolet’s audited consolidated financial statements included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2019.

The timing of Nicolet’s acquisitions of Choice Bancorp, Inc. (“Choice”) on November 8, 2019, at 12% of pre-merger assets, and Advantage Community Bancshares, Inc. (“Advantage”) on August 21, 2020, at 4% of pre-merger assets, impacts financial comparisons. Certain income statement results, average balances and related ratios for the three and nine-month periods ended September 30, 2020 include full contribution from Choice and a partial period of Advantage in third quarter 2020, while the same periods in 2019 include no contribution from Choice or Advantage.
The World Health Organization declared the coronavirus COVID-19 a pandemic in March 2020. The initial impacts of the COVID-19 pandemic resulted in, among other things, stock and global markets decline, disruption in business and leisure activities as nation-wide stay-at-home orders were mandated, significant strain on the health care industry as it addressed the severity of the health crisis, and shift in the general economy (such as high unemployment, negative GDP expectations, a 150 bps decline in Federal funds rates, and unprecedented government stimulus), triggering a 2020 recession. The dramatic events surrounding the pandemic, fluctuating social and economic changes since the onset of the pandemic, and the uncertainty about the longevity of the pandemic's affects will continue to impact future expectations about credit costs and margins, as well as fee income and expenses.

Amid the uncertainty, Nicolet took action to increase liquidity (largely through procurement of term brokered CDs in late March to early April), significantly increased the credit loss provision in the first nine months of 2020 for the dramatically changed circumstances that continue to evolve, and recorded market losses on equity investments held (in response to the market decline). Initial actions to keep customers and employees safe included reducing on-site staff, increasing remote staff, segregating leadership and key functional departments (and adding redundancy to ensure continuity of operations should there be a COVID-19 related incident), limiting branch access through appointment-only lobbies and temporarily closing 11 locations. In second quarter 2020 we supplemented the pay of our front-line employees working on-site, eliminated senior management incentive accruals, and aggressively procured masks and other protective supplies. Costs associated with on-site bonuses, testing, and protective supplies totaled $0.6 million for second quarter 2020.
We sharpened our focus on configuring the Bank to more efficiently and effectively meet customers needs. We closely evaluated our branch network for redundancy and permanently closed seven (18%) of our 39 branches in second quarter, which also reduced headcount by 56 employees (nearly 10% of our workforce). As a result, $1.7 million of one-time costs were recorded during second quarter 2020 related to lease terminations, severance, accelerated depreciation and write-offs. At September 30, 2020, Nicolet operates 36 branches, which includes the four branches acquired with Advantage. During fourth quarter 2020, Nicolet plans to close its Rib Mountain location (near Wausau) and open an additional Appleton location that is currently under construction.
Given the extent of uncertainty, we guided numerous customers through new loans, temporary loan modifications, or participation in the Paycheck Protection Program (“PPP”). Through September 30, 2020, Nicolet originated $351 million of PPP loans for 2,725 business customers, which supported over 40,000 employees in those underlying businesses. The PPP loans provided low 1% coupon and potentially forgivable funds to small businesses, and are fully guaranteed by the SBA warranting no credit loss provision. Nicolet earned on average a 3.5% fee or $12.3 million gross from the SBA to process and service the PPP loans. This aggregate fee was deferred and will be accreted ratably into interest income over the life of the PPP loan pool, which may accelerate if loans payoff sooner. Nicolet recognized $2.7 million of the aggregate fee into interest income for year-to-date 2020. At September 30, 2020, the net carrying value of the PPP loans was $335 million. Using the PPP loans as collateral, Nicolet funded the PPP loans through the Federal Reserve's Paycheck Protection Program Liquidity Facility (“PPPLF”), which cost 0.35% and totaled $334 million at September 30, 2020. PPP loans are given a zero risk-weight in regulatory risk-based capital ratios and are also excluded from average assets in the regulatory leverage ratio if pledged as collateral on the related PPPLF funding. We created a micro-grant program, providing $1.25 million of funds in second quarter 2020 directly to 325 customers who otherwise qualified for a small PPP loan of less than $5,000, no strings attached, as a more cost beneficial, timely and impactful result for the customer and the Company. Since the pandemic started, payment modifications were made on approximately 980 loans totaling $462 million, most of which were commercial. As of September 30, only $60 million or 2% of loans excluding PPP loans, remained on modified terms. For retail customers purchasing new homes or refinancing, we closed over 1,200 mortgage loans in third quarter and nearly 3,300 for year-to-date 2020.
In summary, net income has been very strong at $42.1 million for the 2020 year-to-date period, despite the magnitude of unforeseen changes in the economy from the pandemic and other events. Most notably, exceptionally strong secondary mortgage income, steadily rising net interest income (despite tighter margins), and expense control (except for one-time costs of the second quarter) have supported earnings against elevated credit loss provisions for potential credit challenges which remain largely unseen and difficult to yet quantify. The 2020 balance sheet has continued to grow since year end 2019 to $4.7 billion in assets at September 30, 2020, in part from our recent acquisition, but more so from extraordinarily high cash attributable to strong deposit growth as customers remain focused on liquidity and safety.

Performance Summary
Table 1: Earnings Summary and Selected Financial Data
	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019	9/30/2020	9/30/2019
Results of operations:
Interest income	$37,270	$36,892	$37,003	$36,192	$34,667	$111,165	$102,396
Interest expense	4,710	5,395	5,740	5,723	5,477	15,845	16,787
Net interest income	32,560	31,497	31,263	30,469	29,190	95,320	85,609
Provision for credit losses	3,000	3,000	3,000	300	400	9,000	900
Net interest income after provision for credit losses	29,560	28,497	28,263	30,169	28,790	86,320	84,709
Noninterest income	18,691	17,471	9,585	13,309	12,312	45,747	40,058
Noninterest expense	23,685	27,813	23,854	25,426	22,887	75,352	71,373
Income before income tax expense	24,566	18,155	13,994	18,052	18,215	56,715	53,394
Income tax expense	6,434	4,576	3,321	5,670	4,603	14,331	10,788
Net income	18,132	13,579	10,673	12,382	13,612	42,384	42,606
Net income attributable to noncontrolling interest	30	101	118	87	82	249	260
Net income attributable to Nicolet Bankshares, Inc.	$18,102	$13,478	$10,555	$12,295	$13,530	$42,135	$42,346
Earnings per common share:
Basic	$1.75	$1.29	$1.00	$1.22	$1.45	$4.04	$4.51
Diluted	$1.72	$1.28	$0.98	$1.18	$1.40	$3.97	$4.36
Common Shares:
Basic weighted average	10,349	10,417	10,516	10,061	9,347	10,426	9,394
Diluted weighted average	10,499	10,520	10,801	10,452	9,697	10,605	9,707
Outstanding (period end)	10,196	10,424	10,408	10,588	9,363	10,196	9,363
Period-End Balances:
Loans	$2,908,793	$2,821,501	$2,607,424	$2,573,751	$2,242,931	$2,908,793	$2,242,931
Allowance for credit losses - loans	31,388	29,130	26,202	13,972	13,620	31,388	13,620
Securities available-for-sale, at fair value	535,351	510,809	511,860	449,302	419,300	535,351	419,300
Goodwill and other intangibles, net	176,213	164,094	164,974	165,967	121,371	176,213	121,371
Total assets	4,706,375	4,541,228	3,732,554	3,577,260	3,105,671	4,706,375	3,105,671
Deposits	3,712,808	3,537,805	3,023,466	2,954,453	2,584,447	3,712,808	2,584,447
Stockholders’ equity	538,068	532,033	510,971	516,262	428,014	538,068	428,014
Book value per common share	52.77	51.04	49.09	48.76	45.71	52.77	45.71
Tangible book value per common share (2)	35.49	35.30	33.24	33.08	32.75	35.49	32.75
Average Balances:
Loans	$2,871,256	$2,823,866	$2,584,584	$2,438,908	$2,218,307	$2,760,309	$2,195,742
Interest-earning assets	4,216,106	3,917,499	3,167,505	2,974,974	2,763,997	3,768,676	2,733,870
Goodwill and other intangibles, net	169,353	164,564	165,532	147,636	121,895	166,493	122,869
Total assets	4,633,359	4,310,088	3,555,144	3,339,283	3,094,546	4,167,902	3,054,840
Deposits	3,636,260	3,403,188	2,920,071	2,756,295	2,563,821	3,320,994	2,545,017
Interest-bearing liabilities	2,933,737	2,741,199	2,218,592	2,023,448	1,895,754	2,632,280	1,911,395
Stockholders’ equity	537,826	520,177	513,558	478,645	420,864	523,904	405,521
Financial Ratios: (1)
Return on average assets	1.55%	1.26%	1.19%	1.46%	1.73%	1.35%	1.85%
Return on average common equity	13.39	10.42	8.27	10.19	12.75	10.74	13.96
Return on average tangible common equity (2)	19.54	15.24	12.20	14.74	17.95	15.75	20.03
Average equity to average assets	11.61	12.07	14.45	14.33	13.60	12.57	13.27
Stockholders' equity to assets	11.43	11.72	13.69	14.43	13.78	11.43	13.78
Tangible common equity to tangible assets (2)	7.99	8.41	9.70	10.27	10.28	7.99	10.28
Net interest margin	3.06	3.21	3.94	4.06	4.19	3.35	4.17
Net loan charge-offs to average loans	0.10	0.01	0.01	(0.01)	0.06	0.04	0.03
Nonperforming loans to total loans	0.38	0.43	0.57	0.55	0.41	0.38	0.41
Nonperforming assets to total assets	0.25	0.29	0.42	0.42	0.34	0.25	0.34
Efficiency ratio	46.18	55.69	57.16	57.57	55.19	52.71	60.27
Effective tax rate	26.19	25.21	23.73	31.41	25.27	25.27	20.20
Selected Items:
Interest income from resolving PCI loans (rounded)	N/A	N/A	N/A	$1,400	$1,800	N/A	$3,300
Tax-equivalent adjustment on net interest income	$249	$229	$231	257	251	$709	786
Tax benefit on stock-based compensation	(14)	(24)	(323)	(1,275)	(128)	(361)	(1,011)

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

Net income was $42.1 million for the nine months ended September 30, 2020, compared to $42.3 million for the nine months ended September 30, 2019. Earnings per diluted common share was $3.97 for the first nine months of 2020, compared to $4.36 for the first nine months of 2019.
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
•Net interest income was $95.3 million for the first nine months of 2020, up $9.7 million or 11% over the first nine months of 2019. Interest income grew $8.8 million attributable to favorable volumes (mostly higher loan volumes from the Choice acquisition in November 2019, PPP loans in second quarter 2020, the Advantage acquisition in August 2020, and higher cash), partly offset by net unfavorable rates, influenced by Federal Reserve rate cuts in late 2019 and again in March 2020. Interest expense favorably decreased $0.9 million between the nine-month periods with the impact of lower interest rates mostly offset by a higher volume of deposits. Net interest margin was 3.35% for the nine months ended September 30, 2020, compared to 4.17% for the nine months ended September 30, 2019, heavily influenced by the changing balance sheet mix in the lower rate environment. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”
•Noninterest income was $45.7 million for the first nine months of 2020, up $5.7 million or 14% from the comparable 2019 period. Excluding net asset gains (losses), noninterest income was $46.9 million for the first nine months of 2020, up $14.9 million or 47% over 2019, predominantly on record net mortgage income spurred by strong refinance activity. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”
•Noninterest expense was $75.4 million, $4.0 million or 6% higher than the first nine months of 2019, largely due to the expanded operating base following the Choice and Advantage acquisitions, as well as one-time expenses in second quarter 2020 associated with the announced branch closures, safety efforts related to the pandemic, a micro-grant program and a merger termination charge (collectively $4.0 million), while second quarter 2019 included $2.75 million of nonrecurring retirement-related compensation declared. Personnel costs increased $1.1 million, and non-personnel expenses combined increased $2.9 million or 10% over the comparable 2019 period. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”
•Nonperforming assets were only $12 million, representing 0.25% of total assets at September 30, 2020, compared to 0.42% at December 31, 2019 and 0.34% at September 30, 2019. For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”
•At September 30, 2020, assets were $4.7 billion, up $1.1 billion or 32% from December 31, 2019, largely due to higher cash and cash equivalents (commensurate with the increase in total deposits) and an increase in loans (driven by PPP loans originated in second quarter 2020), as well as the acquisition of Advantage, which added $172 million in assets, $88 million in loans and $141 million in deposits at acquisition. Compared to September 30, 2019, assets increased $1.6 billion or 52%, attributable to the noted increases since year-end 2019 as well as the acquisition of Choice, which added $457 million in assets, $348 million in loans and $289 million in deposits at acquisition. For additional balance sheet discussion see “Balance Sheet Analysis.”
•At September 30, 2020, loans were $2.9 billion, 13% higher than December 31, 2019 and 30% higher than September 30, 2019. On average, loans grew $565 million or 26% over the first nine months of 2019. For additional information regarding loans, see “Balance Sheet Analysis — Loans.”
•Total deposits were $3.7 billion at September 30, 2020, an increase of 26% from December 31, 2019 and 44% higher than September 30, 2019. Year-to-date average deposits were $776 million or 30% higher than the first nine months of 2019. For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Nine Months Ended September 30,
	2020			2019
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
PPP Loans	$199,662	$4,263	2.80%	$—	$—	—%
Commercial-based loans ex PPP	2,083,768	80,224	5.06%	1,745,835	74,558	5.63%
Retail-based loans	476,879	17,190	4.81%	449,907	18,092	5.36%
Total loans, including loan fees (1)(2)	2,760,309	101,677	4.85%	2,195,742	92,650	5.58%
Investment securities:
Taxable	349,202	6,115	2.34%	269,663	5,578	2.76%
Tax-exempt (2)	130,714	2,165	2.21%	134,166	2,221	2.21%
Total investment securities	479,916	8,280	2.30%	403,829	7,799	2.57%
Other interest-earning assets	528,451	1,917	0.48%	134,299	2,733	2.69%
Total non-loan earning assets	1,008,367	10,197	1.35%	538,128	10,532	2.60%
Total interest-earning assets	3,768,676	$111,874	3.91%	2,733,870	$103,182	4.99%
Other assets, net	399,226			320,970
Total assets	$4,167,902			$3,054,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$395,961	$588	0.20%	$311,438	$1,136	0.49%
Interest-bearing demand	551,018	3,092	0.75%	490,661	3,748	1.02%
Money market accounts (“MMA”)	723,323	1,313	0.24%	569,850	2,858	0.67%
Core time deposits	400,198	4,901	1.64%	397,530	6,070	2.04%
Total interest-bearing core deposits	2,070,500	9,894	0.64%	1,769,479	13,812	1.04%
Brokered deposits	279,165	3,302	1.58%	64,588	291	0.60%
Total interest-bearing deposits	2,349,665	13,196	0.75%	1,834,067	14,103	1.03%
PPPLF	191,535	507	0.35%	—	—	—%
Other interest-bearing liabilities	91,080	2,142	3.10%	77,328	2,684	4.59%
Total wholesale funding	282,615	2,649	1.23%	77,328	2,684	4.59%
Total interest-bearing liabilities	2,632,280	15,845	0.80%	1,911,395	16,787	1.17%
Noninterest-bearing demand deposits	971,329			710,950
Other liabilities	40,389			26,974
Stockholders’ equity	523,904			405,521
Total liabilities and stockholders’ equity	$4,167,902			$3,054,840
Net interest income and rate spread		$96,029	3.11%		$86,395	3.82%
Tax-equivalent adjustment		$709			$786
Net interest margin			3.35%			4.17%
Selected Additional Information:
Total loans ex. PPP	$2,560,647	$97,414	5.01%	$2,195,742	$92,650	5.58%
Total interest-earning assets ex PPP	3,569,014	107,611	3.98%	2,733,870	103,182	4.99%
Total interest-bearing liabilities ex PPPLF	2,440,745	15,338	0.84%	1,911,395	16,787	1.17%
Net interest rate spread ex PPP & PPPLF			3.14%			3.82%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis (Continued)

	For the Three Months Ended September 30,
	2020			2019
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
PPP Loans	$332,816	$2,477	2.91%	$—	$—	—%
Commercial-based loans ex PPP	2,064,191	26,021	4.93%	1,765,520	25,277	5.60%
Retail-based loans	474,249	5,577	4.70%	452,787	6,103	5.39%
Total loans, including loan fees (1)(2)	2,871,256	34,075	4.66%	2,218,307	31,380	5.56%
Investment securities:
Taxable	356,908	2,001	2.24%	271,632	1,904	2.80%
Tax-exempt (2)	139,245	763	2.19%	127,458	708	2.22%
Total investment securities	496,153	2,764	2.23%	399,090	2,612	2.62%
Other interest-earning assets	848,697	680	0.32%	146,600	926	2.49%
Total non-loan earning assets	1,344,850	3,444	1.02%	545,690	3,538	2.58%
Total interest-earning assets	4,216,106	$37,519	3.50%	2,763,997	$34,918	4.97%
Other assets, net	417,253			330,549
Total assets	$4,633,359			$3,094,546
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$443,121	$127	0.11%	$323,222	$384	0.47%
Interest-bearing demand	585,528	844	0.57%	480,395	1,199	0.99%
MMA	777,696	233	0.12%	571,194	873	0.61%
Core time deposits	374,230	1,337	1.42%	389,033	2,010	2.05%
Total interest-bearing core deposits	2,180,575	2,541	0.46%	1,763,844	4,466	1.00%
Brokered deposits	336,026	1,243	1.47%	54,661	130	0.94%
Total interest-bearing deposits	2,516,601	3,784	0.60%	1,818,505	4,596	1.00%
PPPLF	335,865	297	0.35%	—	—	—%
Other interest-bearing liabilities	81,271	629	3.05%	77,249	881	4.48%
Total wholesale funding	417,136	926	0.87%	77,249	881	4.48%
Total interest-bearing liabilities	2,933,737	4,710	0.64%	1,895,754	5,477	1.14%
Noninterest-bearing demand deposits	1,119,659			745,316
Other liabilities	42,137			32,612
Stockholders’ equity	537,826			420,864
Total liabilities and stockholders’ equity	$4,633,359			$3,094,546
Net interest income and rate spread		$32,809	2.86%		$29,441	3.83%
Tax-equivalent adjustment		$249			$251
Net interest margin			3.06%			4.19%
Selected Additional Information:
Total loans ex. PPP	$2,538,440	$31,598	4.89%	$2,218,307	$31,380	5.56%
Total interest-earning assets ex PPP	3,883,290	35,042	3.55%	2,763,997	34,918	4.97%
Total interest-bearing liabilities ex PPPLF	2,597,872	4,413	0.67%	1,895,754	5,477	1.14%
Net interest rate spread ex PPP & PPPLF			2.88%			3.83%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended September 30, 2020 Compared to September 30, 2019:			For the Nine Months Ended September 30, 2020 Compared to September 30, 2019:
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
PPP Loans	$2,477	$—	$2,477	$4,263	$—	$4,263
Commercial-based loans ex. PPP	5,524	(4,780)	744	16,787	(11,121)	5,666
Retail-based loans	288	(814)	(526)	1,072	(1,974)	(902)
Total loans (2)	8,289	(5,594)	2,695	22,122	(13,095)	9,027
Investment securities:
Taxable	345	(248)	97	944	(407)	537
Tax-exempt (2)	65	(10)	55	(57)	1	(56)
Total investment securities	410	(258)	152	887	(406)	481
Other interest-earning assets	861	(1,107)	(246)	2,285	(3,101)	(816)
Total non-loan earning assets	1,271	(1,365)	(94)	3,172	(3,507)	(335)
Total interest-earning assets	$9,560	$(6,959)	$2,601	$25,294	$(16,602)	$8,692

Interest-bearing liabilities
Savings	$106	$(363)	$(257)	$252	$(800)	$(548)
Interest-bearing demand	223	(578)	(355)	424	(1,080)	(656)
MMA	235	(875)	(640)	625	(2,170)	(1,545)
Core time deposits	(74)	(599)	(673)	40	(1,209)	(1,169)
Total interest-bearing core deposits	490	(2,415)	(1,925)	1,341	(5,259)	(3,918)
Brokered deposits	1,004	109	1,113	2,023	988	3,011
Total interest-bearing deposits	1,494	(2,306)	(812)	3,364	(4,271)	(907)
PPPLF	297	—	297	507	—	507
Other interest-bearing liabilities	23	(275)	(252)	84	(626)	(542)
Total wholesale funding	320	(275)	45	591	(626)	(35)
Total interest-bearing liabilities	1,814	(2,581)	(767)	3,955	(4,897)	(942)
Net interest income	$7,746	$(4,378)	$3,368	$21,339	$(11,705)	$9,634
(1)The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

The interest rate environment has experienced dramatic change. The Federal Reserve steadily raised short-term interest rates during 2017 and 2018 in support of a growing economy (up 175 bps total to 2.50% at year end 2018), and then reduced rates by 75 bps in three moves during the second half of 2019 (to 1.75% at year end 2019) largely responding to global issues and slowing growth, which contributed to a flattened yield curve with periods of inversion. In March 2020, the Federal Reserve dropped short-term rates by 150 bps (to 25 bps at March 31, 2020) in two emergency moves to respond to the unprecedented economic disruptions of the COVID-19 pandemic described in the “Overview” section, which brought slope back into the yield curve, though still fairly flat. Comparatively, short-term rates were 175 bps lower at September 30, 2020 than at September 30, 2019. While the following paragraphs will discuss the comparison of the nine months of 2020 and 2019, we expect that the COVID-19 pandemic impacts will continue to evolve and pressure future quarters even further, including continued margin pressure and potential unusual loan or deposit volume or pricing impacts.
Tax-equivalent net interest income was $96.0 million for the first nine months of 2020, comprised of net interest income of $95.3 million ($9.7 million or 11% higher than the first nine months of 2019), and a $0.7 million tax-equivalent adjustment (down nearly $0.1 million between the periods). The $9.6 million increase in tax-equivalent net interest income was attributable to net favorable volumes (which added $21.3 million, with $22.1 million from higher loan volumes, due to the inclusion of Choice and Advantage interest-earning assets, as well as PPP loans) and net unfavorable rates (which reduced net interest income by $11.7 million). The net $11.7 million decrease from rates was from interest-earning asset rate changes in the lower rate environment (decreasing net interest income by $16.6 million, of which $13.1 million was from loans, and $3.0 million was from the dramatically reduced cash rate earned), offset partly by benefits of a lower cost of funds (improving net interest income by $4.9 million, predominantly led by $5.3 million savings from non-brokered interest-bearing core deposits and $0.6 million savings from wholesale funds, partly offset by $1.0 million more interest cost from term brokered deposits which increased in both rate and volume).

Between the comparable nine-month periods, the interest rate spread decreased 71 bps, largely attributable to the lower interest rate environment between the periods and the significantly higher concentration of low-earning cash in the 2020 period. The 2020 interest earning asset yield declined 108 bps to 3.91%, largely from the 73 bps decline in loans (with approximately 16 bps related to inclusion of PPP loans at a 2.80% yield), and was also harmed by the decrease in the loans-to-earning asset mix (to 73% compared to 80% for the first nine months of 2019) given the significant increase in cash. The 2020 cost of funds declined favorably by 37 bps to 0.80%, largely from improved core deposit rates and lower variable wholesale funding rates, though offset partly by higher-costing brokered deposits (representing 10% of interest-bearing liabilities versus 3% for the first nine months of 2019) acquired with the Choice acquisition and procured in March-April 2020 under competitive conditions. The contribution from net free funds decreased 11 bps, due mostly to the reduced value in the lower rate environment, though offset partly by the 38% increase in average net free funds (largely from average noninterest-bearing demand deposits and stockholders equity) between the nine-month periods. As a result, the tax-equivalent net interest margin was 3.35% for the first nine months of 2020, down 82 bps compared to 4.17% for the comparable 2019 period.
Average interest-earning assets increased to $3.8 billion, up $1.0 billion (38%) over the 2019 comparable period, primarily due to the timing of the acquisitions (Choice in November 2019 and Advantage in August 2020), addition of PPP loans (beginning second quarter 2020), and significantly higher cash starting in second quarter 2020. Between the comparable nine-month periods, average loans increased $565 million or 26% (which includes modest organic growth, $348 million of Choice loans at acquisition, $88 million of Advantage loans at acquisition, and $335 million of net PPP loans at September 30, 2020), while all other interest-earning assets combined increased $470 million (87%) on average. The mix of average interest-earning assets shifted toward lower-yielding assets, at 73% loans, 13% investments and 14% other interest-earning assets (mostly cash) for the first nine months of 2020, compared to 80%, 15% and 5%, respectively for the first nine months of 2019.
Tax-equivalent interest income was $111.9 million for the first nine months of 2020, up $8.7 million (8%) over the first nine months of 2019, while the related interest-earning asset yield was 3.91%, down 108 bps from the comparable period in 2019. Interest income on loans increased $9.0 million (10%) over the first nine months of 2019, aided by strong volumes, including Choice, Advantage, and PPP loans. The 2020 loan yield was 4.85%, down 73 bps from the first nine months of 2019, largely from the significantly lower rate environment impacting yields on new, renewed and variable rate loans, as well as from inclusion of PPP loans at a 2.80% yield. Between the comparable nine-month periods, interest income on non-loan earning assets combined was down $0.3 million to $10.2 million, impacted by a 125 bps decline in the yield (to 1.35%) in the lower rate environment, partially offset by higher average volumes (up 87%) from the significantly higher cash.
Average interest-bearing liabilities were $2.6 billion, an increase of $721 million (38%), primarily due to the timing of the Choice acquisition in November 2019 and the Advantage acquisition in August 2020, as well as the significant increase in deposits from government stimulus activities and deposited PPP loan proceeds. The mix of average interest-bearing liabilities was 79% core deposits, 10% brokered deposits and 11% other funding, compared to 93%, 3% and 4%, respectively, for the first nine months of 2019, with the mix changes (especially increased money markets and brokered deposits) influenced by the mix of the $289 million of Choice deposits acquired, and the procurement of brokered deposits in March-April 2020 as part of previously discussed liquidity actions.
Interest expense decreased to $15.8 million (down $0.9 million) for the first nine months of 2020 compared to the first nine months of 2019, on larger average interest-bearing liabilities volumes (up 38% to $2.6 billion) but at a lower overall cost of funds (down 37 bps to 0.80%). Interest expense on deposits decreased $0.9 million (6%) from the first nine months of 2019 given 28% higher average interest-bearing deposit balances but at a lower cost (down 28 bps to 0.75%). The 2020 cost of savings, interest-bearing demand, money market accounts and core time deposits decreased from the first nine months of 2019, by 29 bps, 27 bps, 43 bps and 40 bps, respectively, as product rate changes were made in the lower rate environment, and brokered deposits cost 98 bps more than the comparable nine-month period of 2019, largely from higher-costing term brokered funds acquired with the Choice acquisition in November 2019 and procured during March-April 2020 under competitive conditions as part of previously discussed liquidity actions. Interest expense on other interest-bearing liabilities was minimally changed between the comparable nine-month periods, as additional interest expense on higher average balances (up $205 million) was substantially offset by lower rates (down 336 bps to 1.23%), mostly impacted by the inclusion of the low-costing PPPLF (average balance of $192 million for the first nine months of 2020 at a 0.35% rate), and variable rate debt repricing and maturing advances replaced in the lower rate environment.

Provision for Credit Losses
The provision for credit losses increased to $9.0 million for the nine months ended September 30, 2020, compared to $0.9 million for the nine months ended September 30, 2019, largely due to the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic, and to a lesser extent, to the acquisition of Advantage in third quarter 2020. The provision for credit losses was significantly increased to $3 million in first quarter 2020 with nearly no forward visibility in the wake of an emerging pandemic and recession. For second and third quarter 2020, the expectations about the extent and duration of current credit stress on our customers remains extremely difficult to estimate; thus, an additional provision of $3 million per quarter was provided despite no material degradation of the current asset quality metrics. In addition, the third quarter provision for credit losses included approximately $0.6 million to establish the initial allowance for credit losses - loans related to the Advantage acquisition.
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

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Trust services fee income	$1,628	$1,594	$34	2%	$4,717	$4,631	$86	2%
Brokerage fee income	2,489	2,113	376	18	7,080	5,925	1,155	19
Mortgage income, net	9,675	3,700	5,975	161	21,965	6,962	15,003	215
Service charges on deposit accounts	1,037	1,223	(186)	(15)	3,075	3,587	(512)	(14)
Card interchange income	1,877	1,735	142	8	5,076	4,815	261	5
BOLI income	531	495	36	7	1,774	1,834	(60)	(3)
Other income	1,237	1,166	71	6	3,245	4,274	(1,029)	(24)
Noninterest income without net gains	18,474	12,026	6,448	54	46,932	32,028	14,904	47
Asset gains (losses), net	217	286	(69)	N/M	(1,185)	8,030	(9,215)	N/M
Total noninterest income	$18,691	$12,312	$6,379	52%	$45,747	$40,058	$5,689	14%
Trust services fee income & Brokerage fee income combined	$4,117	$3,707	$410	11%	$11,797	$10,556	$1,241	12%
N/M means not meaningful.

Noninterest income was $45.7 million for the first nine months of 2020, an increase of $5.7 million (14%) compared to $40.1 million for the comparable period of 2019, which included a $7.4 million gain on the equity investment sale noted previously. Noninterest income excluding net asset gains (losses) grew $14.9 million (47%) between the comparable nine-month periods, predominantly on strong net mortgage income.
Trust services fee income and brokerage fee income combined were $11.8 million, up $1.2 million (12%) over the first nine months of 2019, consistent with the growth in accounts and assets under management.
Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $22.0 million, increased $15.0 million (215%) between the comparable nine-month periods, predominantly from higher sale gains and capitalized gains combined (up $15.3 million or 217%, commensurate with the increase in volumes sold into the secondary market aided by the current refinance boom and better pricing between the years), favorable changes in the fair value of the mortgage derivatives (up $0.3 million), and higher net servicing fees (up $0.2 million or 34% on the larger portfolio serviced for others), partially offset by $0.8 million MSR asset impairment given faster paydown activity. See also “Lending-Related Commitments” and Note 7, “Goodwill and Other Intangibles and Mortgage Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.
Service charges on deposit accounts were down $0.5 million to $3.1 million for the nine months ended September 30, 2020, mainly as we waived certain fees during second quarter 2020 to provide economic relief to our customers.
Card interchange income grew $0.3 million (5%) due to higher volume and activity, especially seen in third quarter 2020, as the first half activity was tempered by cautionary spending of consumers given the economic uncertainty.
BOLI income was down $0.1 million between the comparable nine-month periods, attributable to the difference in BOLI death benefits received in each nine-month period (down $0.2 million), partly offset by income on higher average balances from $5 million additional BOLI purchased in mid-2019, $6 million BOLI acquired with Choice, and $3 million BOLI acquired with Advantage.
Other income of $3.2 million for the nine months ended September 30, 2020 was down $1.0 million from the comparable 2019 period, largely due to $0.5 million lower income from our smaller equity interest in a data processing entity after the partial sale in May 2019 and $0.3 million attributable to the fee earned on a customer loan interest rate swap in second quarter 2019.
Net asset losses of $1.2 million in the first nine months of 2020 were primarily attributable to unfavorable fair value marks on equity securities and the $0.1 million write-off of Commerce common stock in connection with the terms of the mutual termination of the Commerce merger agreement, partly offset by gains of $0.3 million on the sale of securities AFS. Net asset gains of $8.0 million in the first nine months of 2019 were comprised primarily of the $7.4 million gain on the equity investment sale and $0.9 million of favorable fair value marks on equity securities, partially offset by losses of $0.3 million on fixed asset disposals and write-downs of OREO and other investments.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2020	2019	Change	% Change	2020	2019	Change	% Change
Personnel	$14,072	$12,914	$1,158	9%	$41,877	$40,809	$1,068	3%
Occupancy, equipment and office	4,051	3,454	597	17	12,616	10,961	1,655	15
Business development and marketing	810	1,428	(618)	(43)	4,683	4,288	395	9
Data processing	2,658	2,515	143	6	7,620	7,220	400	6
Intangibles amortization	834	914	(80)	(9)	2,707	2,936	(229)	(8)
Other expense	1,260	1,662	(402)	(24)	5,849	5,159	690	13
Total noninterest expense	$23,685	$22,887	$798	3%	$75,352	$71,373	$3,979	6%
Non-personnel expenses	$9,613	$9,973	$(360)	(4)%	$33,475	$30,564	$2,911	10%
Average full-time equivalent (“FTE”) employees	523	568	(45)	(8)%	553	557	(4)	(1)%

Noninterest expense was $75.4 million, an increase of $4.0 million (6%) over the first nine months of 2019, largely due to the expanded operating base following the Choice and Advantage acquisitions, as well as one-time expenses in second quarter 2020 associated with the announced branch closures, safety efforts related to the pandemic, a micro-grant program and a merger termination charge (collectively $4.0 million), while second quarter 2019 included $2.75 million of nonrecurring retirement-related compensation declared. Personnel costs increased $1.1 million (3%), while non-personnel expenses combined increased $2.9 million (10%) over the first nine months of 2019.
Personnel expense was $41.9 million for the nine months ended September 30, 2020, an increase of $1.1 million from the comparable period in 2019. Excluding the $2.75 million nonrecurring compensation from the 2019 period, personnel expense increased $3.8 million (10%). The increase is mainly due to strong merit increases between the periods (increasing salary expense and 401k expense), higher stock-based compensation, as well as higher health and other fringes. While average FTEs were minimally changed between the year-to-date periods, the three-quarter trend was increasing for 2019 and decreasing for 2020 with the additional headcount from the Choice and Advantage acquisitions, largely offset by reductions from the branch closures. Personnel expense was also impacted by $0.4 million higher overtime to process mortgage and PPP volume, $0.2 million severance related to the branch closures, and $0.4 million of on-site bonus pay.
Occupancy, equipment and office expense was $12.6 million for the first nine months of 2020, up $1.7 million (15%) compared to the first nine months of 2019, with 2020 including $0.5 million of accelerated depreciation and write-offs related to the branch closures, higher expense for software and technology to drive operational efficiency and enhance products or services, and for additional licensing and equipment to expand remote workers in response to the COVID-19 pandemic. The comparable nine-month period of 2019 also included approximately $0.2 million of accelerated depreciation for branch facility upgrades.
Business development and marketing expense was $4.7 million, up $0.4 million or 9%, between the comparable nine-month periods, largely due to $1.25 million for the micro-grant program, partly offset by lower business development costs from less travel and entertainment during the pandemic.
Data processing expense was $7.6 million, up $0.4 million or 6% between the comparable nine-month periods, mostly due to volume-based increases in core processing charges.
Intangibles amortization decreased $0.2 million between the comparable nine-month periods mainly from declining amortization on the aging intangibles of previous acquisitions, partly offset by amortization from the new intangibles of the August 2020 Advantage and November 2019 Choice acquisitions.
Other expense was $5.8 million, up $0.7 million (13%) between the comparable nine-month periods. The first nine months of 2020 included $1.0 million of lease termination charges related to the branch closures, $0.5 million to terminate the Commerce merger agreement and a $0.3 million charge on the early repayment of FHLB advances, while the first nine months of 2019 included $0.2 million higher FDIC insurance costs and a $0.6 million fraud loss contingency.
Income Taxes
Income tax expense was $14.3 million (effective tax rate of 25.27%) for the first nine months of 2020, compared to $10.8 million (effective tax rate of 20.20%) for the comparable period of 2019. The lower effective tax rate for 2019 was due to the favorable tax treatment of the equity investment sale, BOLI death benefit proceeds, and higher tax benefit on stock-based compensation.

Income Statement Analysis – Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019
Net income was $18.1 million for the three months ended September 30, 2020, an increase of $4.6 million (34%) from $13.5 million for the three months ended September 30, 2019. Earnings per diluted common share was $1.72 for third quarter 2020, compared to $1.40 for third quarter 2019.
Tax-equivalent net interest income was $32.8 million for third quarter 2020, comprised of net interest income of $32.6 million ($3.4 million or 12% over third quarter 2019), and a tax-equivalent adjustment of $0.2 million (down minimally from third quarter 2019). Tax-equivalent interest income increased $2.6 million between the third quarter periods, with $9.6 million from stronger volumes (led by average loans which grew $653 million or 29% over third quarter 2019, mostly from the PPP loans and the loans acquired with Choice and Advantage, as well as significantly higher cash included in other interest earning assets, up $702 million to represent 20% of interest-earning assets for third quarter 2020 compared to 5% for third quarter 2019), partly offset by $7.0 million from lower yields across most interest-earning assets given the Federal Reserve interest rate cuts in second half 2019 and March 2020. Interest expense decreased $0.8 million from third quarter 2019, as the impact of the lower interest rate environment more than offset the higher average deposit and funding balances. For additional information regarding average balances, net interest income and net interest margin, see “Income Statement Analysis — Net Interest Income.”
The net interest margin for third quarter 2020 was 3.06%, down from 4.19% for third quarter 2019, heavily influenced by the changing balance sheet mix, especially to low-earning cash. The yield on interest-earning assets of 3.50% declined 147 bps from third quarter 2019 (mostly due to the dramatic increase in cash that generally earns 10 bps since March 2020, as well as the low rate on the PPP loans). The yield on loans excluding PPP loans was 4.89%, 67 bps lower than third quarter 2019 mostly attributable to the impact of the lower interest rate environment on variable loans offset partly by floors and the mix of fixed rate loans. The cost of funds of 0.64% declined 50 bps between the comparable quarters as both deposit and other funding costs were adjusted down in the lower interest rate environment, as well as the inclusion of PPPLF funds costing 35 bps.
Provision for credit losses in third quarter 2020 was $3.0 million, compared to provision for credit losses of $0.4 million for third quarter 2019 given the vastly different economic conditions between the third quarter periods and the unknown magnitude of the evolving impact of current credit stress on our customers arising from pandemic-based business disruptions and other recessionary conditions. Net charge-offs were 0.10% and 0.06%, for third quarter 2020 and 2019, respectively.
Noninterest income was $18.7 million for third quarter 2020, an increase of $6.4 million (52%) from third quarter 2019, driven by strong secondary mortgage income. Net mortgage income of $9.7 million for third quarter 2020 was up $6.0 million (161%) over third quarter 2019 from higher sale gains and capitalized gains combined (up $6.2 million or 163%, commensurate with the increase in volumes sold into the secondary market, aided by the current refinance boom, and better pricing between the years), a larger servicing portfolio, and a $0.1 million favorable change in the fair value of the mortgage derivatives, partially offset by $0.4 million MSR asset impairment given higher refinance activity. Trust services fee income and brokerage fee income combined was up $0.4 million (11%), consistent with the growth in assets under management. Service charges on deposit accounts were down $0.2 million to $1.0 million for third quarter 2020, mainly on lower NSF charges. Card interchange income grew $0.1 million (8%) due to higher volume and activity. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”
Noninterest expense was $23.7 million for third quarter 2020, an increase of $0.8 million (3%) from third quarter 2019, including a $1.2 million increase in personnel expense partly offset by a $0.4 million decrease in non-personnel expenses. Personnel expense increased $1.2 million (9%), mainly due to strong merit increases between the periods (increasing salary expense and stock-based compensation), as well as higher health and other fringes. Average FTEs were down 8% between the comparable quarters as the timing of the additional headcount from the Choice and Advantage acquisitions, was more than offset by reductions from the branch closures. Occupancy, equipment, and office of $4.1 million was up $0.6 million (17%), attributable to the larger operating base and higher expense for software and technology to drive operational efficiency, enhance products or services, and support the expanded remote worker capabilities. Business development and marketing of $0.8 million decreased $0.6 million (43%) versus third quarter 2019 as travel, educational and entertainment costs were dramatically reduced during the pandemic. All remaining noninterest expense categories on a combined basis were down $0.3 million (7%) as third quarter 2019 included $0.2 million for a fraud loss contingency matter. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”
Income tax expense for third quarter 2020 was $6.4 million, with an effective tax rate of 26.19%, compared to income tax expense of $4.6 million and an effective tax rate of 25.27% for third quarter 2019.

BALANCE SHEET ANALYSIS
At September 30, 2020, assets were $4.7 billion, an increase of $1.1 billion (32%) from December 31, 2019. The increase from year-end 2019 was largely due to higher cash and cash equivalents (up $672 million to $854 million, commensurate with the increase in total deposits) and loans. Period end loans of $2.9 billion at September 30, 2020, increased $335 million from December 31, 2019, with the net carrying value of PPP loans adding $335 million and Advantage adding $88 million at acquisition, net of a decline in the remaining loan portfolio (led by commercial lines of credit). Total deposits were $3.7 billion at September 30, 2020, an increase of a $758 million from year-end 2019, with customer deposits (core) up $592 million and brokered deposits up $167 million, influenced by liquidity objectives of customers and the Bank in the very uncertain times. Borrowings increased $338 million mostly due to participation in the PPPLF to fund the PPP loans. Total stockholders’ equity was $538 million, an increase of $22 million from December 31, 2019, primarily from earnings and positive net fair value investment changes, exceeding stock repurchases and the adoption of CECL, which negatively impacted equity by $6 million. See also Notes 1, “Basis of Presentation” and 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional information on the adoption of CECL.
Compared to September 30, 2019, assets were $4.7 billion, up $1.6 billion or 52%. Loans increased $666 million (30%) and deposits increased $1.1 billion (44%) over September 30, 2019, attributable to the increases from year-end 2019 noted above, as well as the acquisition of Choice in November 2019, which added $457 million in assets, $348 million in loans and $289 million of deposits at acquisition. Stockholders’ equity increased $110 million from September 30, 2019, primarily due to common stock issued in the November 2019 Choice acquisition of $80 million, as well as net income and positive net fair value investment changes, partially offset by stock repurchases over the year.

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
Nicolet services a diverse customer base throughout northeastern and central Wisconsin and in Menominee, Michigan. The Company concentrates on originating loans in its local markets and assisting its current loan customers. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2020, no significant industry concentrations existed in Nicolet’s portfolio in excess of 10% of total loans.

With the emergence of the COVID-19 pandemic and the significance of stay-at-home orders in March 2020, Nicolet began proactive discussions and/or temporary loan modifications (such as interest-only or payment deferrals) before the CARES Act passed in late March. Such modifications are further discussed under “BALANCE SHEET ANALYSIS – Nonperforming Assets.” In addition, Nicolet evaluated its collective concentration in restaurants, retail, arts, recreation, tourism and other hospitality businesses, which represented approximately 15% of its loan portfolio at the start of the pandemic in March 2020, and has declined modestly since that time. It remains unknown yet how much the Paycheck Protection Program may alleviate potential loss concerns across business operators in Nicolet’s loan portfolio who participated in the PPP. Further, it is unknown how businesses (individual customers or industry groups) will react or survive given the prolonged and evolving impact of the pandemic. These factors were part of the determination for a larger 2020 provision, and continue to be evaluated.
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
Table 6: Period End Loan Composition

	September 30, 2020		December 31, 2019		September 30, 2019
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$735,531	25%	$806,189	31%	$763,742	34%
PPP loans	335,236	12	—	—	—	—
Owner-occupied CRE	499,605	17	496,372	19	456,508	20
Agricultural	111,022	4	95,450	4	94,641	5
Commercial	1,681,394	58	1,398,011	54	1,314,891	59
CRE investment	475,050	16	443,218	17	336,442	15
Construction & land development	121,647	4	92,970	4	61,810	3
Commercial real estate	596,697	20	536,188	21	398,252	18
Commercial-based loans	2,278,091	78	1,934,199	75	1,713,143	77
Residential construction	57,496	2	54,403	2	41,496	2
Residential first mortgage	428,017	15	432,167	17	343,400	15
Residential junior mortgage	112,173	4	122,771	5	116,179	5
Residential real estate	597,686	21	609,341	24	501,075	22
Retail & other	33,016	1	30,211	1	28,713	1
Retail-based loans	630,702	22	639,552	25	529,788	23
Total loans	$2,908,793	100%	$2,573,751	100%	$2,242,931	100%
Total loans ex. PPP loans	$2,573,557	88%	$2,573,751	100%	$2,242,931	100%
Broadly, the loan portfolio at September 30, 2020, was 78% commercial-based and 22% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. PPP loans, however, initially added during second quarter 2020, are fully guaranteed by the SBA, warranting no credit loss provisions.
Commercial-based loans of $2.3 billion increased $344 million (18%) since December 31, 2019, primarily due to the $335 million net carrying value added with the PPP loans and the $88 million of loans added with Advantage at acquisition, partly offset by declines in the remaining commercial-based loans (mostly commercial lines of credit), as many commercial customers funded their current needs through the PPP loans and exercised caution in this volatile and uncertain business climate. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and represented 25% of the total portfolio at September 30, 2020.
Residential real estate loans of $598 million were down $12 million (2%) from year-end 2019, to represent 21% of total loans at September 30, 2020. Residential first mortgage loans include conventional first-lien home mortgages, while residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. Nicolet’s mortgage loans are typically of high quality and have historically had low net charge-off rates.

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
Management allocates the ACL-Loans by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve is established for individually evaluated credit-deteriorated loans, which management defines as nonaccrual credit relationships over $250,000, collateral dependent loans, and other loans with evidence of credit deterioration. The specific reserve in the ACL-Loans for these credit deteriorated loans is equal to the aggregate collateral or discounted cash flow shortfall. Management allocates the ACL-Loans with historical loss rates by loan segment. The loss factors are measured on a quarterly basis and applied to each loan segment based on current loan balances and projected for their expected remaining life. Next, management allocates ACL-Loans using the qualitative factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience of each loan segment. Lastly, management considers reasonable and supportable forecasts to assess the collectability of future cash flows.
At September 30, 2020, the ACL-Loans was $31.4 million (representing 1.08% of period end loans and 1.22% of period end loans excluding PPP loans) compared to $14.0 million at December 31, 2019 and $13.6 million at September 30, 2019. The increase in the ACL-Loans was largely due to the $9.3 million impact from the adoption of CECL (comprised of $8.5 million for the CECL impact on the loan portfolio and $0.8 million for the PCD gross-up) and a much higher provision for credit losses in 2020 given the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic. The components of the ACL-Loans are detailed further in Table 7 below.

Table 7: Allowance for Credit Losses - Loans

	Nine Months Ended		Year Ended
(in thousands)	September 30, 2020	September 30, 2019	December 31, 2019
ACL-Loans:
Balance at beginning of period	$13,972	$13,153	$13,153
Adoption of CECL	8,488	—	—
Initial PCD ACL	797	—	—
Total impact for adoption of CECL	9,285	—	—
Provision for credit losses	9,000	900	1,200
Charge-offs	(1,002)	(629)	(927)
Recoveries	133	196	546
Net (charge-offs) recoveries	(869)	(433)	(381)
Balance at end of period	$31,388	$13,620	$13,972
Net loan (charge-offs) recoveries:
Commercial & industrial	$(512)	$31	$261
Owner-occupied CRE	(257)	(11)	(91)
Agricultural	—	—	—
CRE investment	(20)	—	—
Construction & land development	—	—	—
Residential construction	—	(226)	(226)
Residential first mortgage	7	36	14
Residential junior mortgage	18	(48)	(41)
Retail & other	(105)	(215)	(298)
Total net (charge-offs) recoveries	$(869)	$(433)	$(381)
Ratios:
ACL-Loans to total loans	1.08%	0.61%	0.54%
ACL-Loans to total loans ex. PPP loans	1.22%	0.61%	0.54%
Net charge-offs to average loans, annualized	0.04%	0.03%	0.02%
Net charge-offs to average loans ex. PPP loans, annualized	0.05%	0.03%	0.02%

Nonperforming Assets
As part of its overall credit risk management process, management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized. Management is actively working with customers and monitoring credit risk from the unprecedented economic disruptions surrounding the COVID-19 pandemic as described in further detail in the “Overview” section. Since the pandemic started, approximately 980 loans (88% commercial and 12% retail) were provided payment modifications, consistent with the guidelines of the CARES Act, on loans totaling $462 million (65% interest only and 35% full payment deferrals). As of September 30, 2020, $384 million (83%) had returned to normal payment structures and $19 million (4%) were paid off or removed (of which one was a September charge-off for $0.5 million). The remaining $60 million (in 66 commercial and 6 retail loans) remained under modification structure, representing only 2% of September period end loans excluding PPP loans, and we expect approximately $45 million of these to end their modification periods by November. See also Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on credit quality. For additional information see also “BALANCE SHEET ANALYSIS – Loans” and “BALANCE SHEET ANALYSIS – Allowance for Credit Losses-Loans.”
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans decreased to $11 million at September 30, 2020, compared to $14 million at December 31, 2019, largely due to pay downs on a few larger commercial credits and an $0.8 million charge-off on one commercial credit relationship. Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $12 million at September 30, 2020 compared to $15 million at December 31, 2019. OREO was $1 million at both September 30, 2020 and December 31, 2019.

The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $27 million (0.9% of loans) and $23 million (0.9% of loans) at September 30, 2020 and December 31, 2019, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.
Table 8: Nonperforming Assets

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Nonperforming loans:
Commercial & industrial	$3,011	$6,249	$2,279
Owner-occupied CRE	2,471	3,311	2,302
Agricultural	2,297	1,898	2,097
Commercial	7,779	11,458	6,678
CRE investment	911	1,073	1,111
Construction & land development	533	20	—
Commercial real estate	1,444	1,093	1,111
Commercial-based loans	9,223	12,551	7,789
Residential construction	—	—	—
Residential first mortgage	1,312	1,090	865
Residential junior mortgage	411	480	576
Residential real estate	1,723	1,570	1,441
Retail & other	51	1	8
Retail-based loans	1,774	1,571	1,449
Total nonaccrual loans	10,997	14,122	9,238
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$10,997	$14,122	$9,238
OREO:
Commercial real estate owned	$—	$—	$525
Residential real estate owned	—	—	—
Bank property real estate owned	1,000	1,000	800
Total OREO	1,000	1,000	1,325
Total nonperforming assets	$11,997	$15,122	$10,563
Performing troubled debt restructurings	$—	$452	$459
Ratios:
Nonperforming loans to total loans	0.38%	0.55%	0.41%
Nonperforming assets to total loans plus OREO	0.41%	0.59%	0.47%
Nonperforming assets to total assets	0.25%	0.42%	0.34%
ACL-Loans to nonperforming loans	285.4%	98.9%	147.4%

Deposits
Deposits represent Nicolet’s largest source of funds. The deposit composition is presented in Table 9 below.
Total deposits of $3.7 billion at September 30, 2020, increased $758 million (26%) over December 31, 2019, and was a large contributor to the current heavy cash position. This unusually large increase in deposits was influenced by the very uncertain times, government stimulus payments and pandemic stay-at-home orders, which reduced spending and increased liquidity of consumers and businesses, and by PPP loan proceeds retained on deposit by corporate borrowers. Also contributing to the increase in deposits from December 31, 2019, was the acquisition of Advantage, which added $141 million of deposits at acquisition. Noninterest-bearing demand deposits accounted for the largest increase since December 31, 2019, up $316 million (39%), primarily due to the deposited PPP loan proceeds. Transaction accounts combined (i.e., savings, money market, and interest-bearing demand) increased $341 million (22%) to $1.9 billion at September 30, 2020, and brokered deposits grew $167 million (104%) to $327 million, mainly due to our liquidity build executed in March-April offset partly by maturities of acquired brokered deposits, while core time deposits declined $66 million (15%) to $373 million, largely moving into transaction accounts.
Compared to September 30, 2019, total deposits were up $1.1 billion (44%). The increase in total deposits since September 30, 2019 was largely due to the liquidity objectives of customers and the Bank in very uncertain times, and the acquisition of Advantage (as discussed above), as well as the acquisition of Choice, which added $289 million of deposits at acquisition.
Table 9: Period End Deposit Composition

	September 30, 2020		December 31, 2019		September 30, 2019
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,135,384	30%	$819,055	28%	$782,968	30%
Money market and interest-bearing demand	1,432,667	39%	1,241,642	42%	1,079,233	42%
Savings	480,745	13%	343,199	11%	329,122	13%
Time	664,012	18%	550,557	19%	393,124	15%
Total deposits	$3,712,808	100%	$2,954,453	100%	$2,584,447	100%
Brokered transaction accounts	$35,975	1%	$48,497	1%	$38,078	1%
Brokered and listed time deposits	290,827	8%	111,694	4%	15,450	1%
Total brokered deposits	$326,802	9%	$160,191	5%	$53,528	2%
Customer transaction accounts	$3,012,821	81%	$2,355,399	80%	$2,153,245	83%
Customer time deposits	373,185	10%	438,863	15%	377,674	15%
Total customer deposits (core)	$3,386,006	91%	$2,794,262	95%	$2,530,919	98%

Lending-Related Commitments
As of September 30, 2020 and December 31, 2019, Nicolet had the following off-balance sheet lending-related commitments.
Table 10: Commitments

(in thousands)	September 30, 2020	December 31, 2019
Commitments to extend credit	$976,506	$773,555
Financial standby letters of credit	7,871	10,730
Performance standby letters of credit	9,672	8,469
Interest rate lock commitments to originate residential mortgage loans held for sale (included above in commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and represented $132 million and $78 million, respectively, at September 30, 2020. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale represented $43 million and $16 million, respectively, at December 31, 2019. The net fair value of these mortgage derivatives combined was a loss of $186,000 at September 30, 2020 compared to a gain of $79,000 at December 31, 2019.

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
Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of additional brokered deposits or other wholesale funding. All securities AFS and equity securities (included in other investments) are reported at fair value on the consolidated balance sheet. At September 30, 2020, approximately 27% of the $535 million securities AFS portfolio was pledged to secure public deposits and short-term borrowings, as applicable, and for other purposes as required by law. Additional funding sources at September 30, 2020, consist of $175 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $160 million, and borrowing capacity in the brokered deposit market.
In consideration of the funds availability for the Bank and the current high levels of cash in a very low interest rate environment, management has taken prudent pricing actions on deposits and loans, as well as actions to reduce non-deposit funding. Brokered deposits have matured without renewal and selected FHLB advances were paid early. In addition, management intends to fully repay the PPPLF funding before the end of 2020, given ample levels of all other funding combined.
Management is committed to the parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the parent Company in light of current and projected needs, growth or strategies. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the parent Company. Among others, additional cash sources available to the parent Company include access to the public or private markets to issue new equity, subordinated debt or other debt. The parent Company uses cash for normal expenses, debt service requirements, and when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. Based on this evaluation, the Company is in the process of the early redemption of its higher-costing fixed rate subordinated Notes ($12 million at 5%) and one issuance of fixed rate junior subordinated debentures ($6 million at 8%), expected to be completed before the end of 2020. At September 30, 2020, the parent Company had $49 million in cash.
Cash and cash equivalents at September 30, 2020 and December 31, 2019 were $854 million and $182 million, respectively. The increase in cash and cash equivalents since year-end 2019 was largely attributable to the significant increase in deposits, influenced by government stimulus payments and the evolving pandemic crisis, which reduced spending and increased liquidity of consumers and businesses in these uncertain times, and PPP loan proceeds retained on deposit by corporate borrowers, as well as our own liquidity actions in March-April. Management believes its liquidity resources were sufficient as of September 30, 2020 to fund loans, accommodate deposit cycles and trends, and to meet other cash needs as necessary in these unsettled times.

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
Among other scenarios, Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned earlier and reflect the changed interest rate environment in response to the current crisis. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at September 30, 2020 and December 31, 2019, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 11 below. The results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps and given the relatively short nature of the Company's balance sheet, reflect a largely unchanged risk position as expected.

Table 11: Interest Rate Sensitivity

	September 30, 2020	December 31, 2019
200 bps decrease in interest rates	—%	(1.8)%
100 bps decrease in interest rates	(0.2)%	(1.0)%
100 bps increase in interest rates	2.1%	0.8%
200 bps increase in interest rates	4.1%	1.7%
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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At September 30, 2020, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.
Table 12: Capital

	At or for the Nine Months Ended	At or for the Year Ended
($ in thousands)	September 30, 2020	December 31, 2019
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$27,635	$18,701
Common stock repurchased during the period (full shares)	441,747	310,781
Company Risk-Based Capital:
Total risk-based capital	$419,248	$404,573
Tier 1 risk-based capital	388,980	378,608
Common equity Tier 1 capital	358,393	348,454
Total capital ratio	13.4%	13.4%
Tier 1 capital ratio	12.4%	12.6%
Common equity tier 1 capital ratio	11.5%	11.6%
Tier 1 leverage ratio	9.5%	11.9%
Bank Risk-Based Capital:
Total risk-based capital	$360,074	$323,432
Tier 1 risk-based capital	339,406	309,460
Common equity Tier 1 capital	339,406	309,460
Total capital ratio	11.5%	10.8%
Tier 1 capital ratio	10.9%	10.3%
Common equity tier 1 capital ratio	10.9%	10.3%
Tier 1 leverage ratio	8.3%	9.8%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. Based on this evaluation, the Company is in the process of the early redemption of certain capital-equivalent debt, including its higher-costing fixed rate subordinated Notes ($12 million at 5%) and its fixed rate junior subordinated debentures ($6 million at 8%), expected to be completed before the end of 2020. These early redemptions are expected to reduce the Company's Tier 1 risk-based capital by $6 million and Total risk-based capital by $16 million. The redemptions will have no impact on the Bank's risk-based capital.
The Company resumed its share repurchase program in late July given current conditions, market opportunities and financial performance of the Company. On August 18, 2020, Nicolet's board authorized an increase to the program of $20 million or up to 325,000 shares of common stock. As a result, at September 30, 2020, there remained $13.4 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Following are Nicolet’s monthly common stock purchases during the third quarter of 2020.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
July 1 – July 31, 2020	27,571	$56.67	27,571	314,600
August 1 – August 31, 2020	78,752	$59.16	78,752	560,900
September 1 – September 30, 2020	128,666	$58.41	128,591	432,200
Total	234,989	$58.45	234,914	432,200
(a)During third quarter 2020, the Company repurchased 75 common shares for minimum tax withholding settlements on restricted stock and no common shares were repurchased to satisfy the exercise price and / or tax withholding requirements of stock options. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors' authorization.
(b)During third quarter 2020, Nicolet utilized $13.7 million to repurchase and cancel approximately 235,000 shares of common stock pursuant to our common stock repurchase program. On August 18, 2020, Nicolet's board authorized an increase to the program of $20 million or up to 325,000 shares of common stock. As a result, at September 30, 2020, approximately $13.4 million remained available under this common stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit Number	Description
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	The XBRL Instance Document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document (1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Includes the following financial information included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

October 30, 2020	/s/ Robert B. Atwell
Robert B. Atwell
Chairman, President and Chief Executive Officer

October 30, 2020	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer