Form 10-K
period 2020-12-31
NICOLET BANKSHARES INC
filed 2021-02-26
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2020
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
Large accelerated filer ☐         Accelerated filer ☒
Non-accelerated filer ☐         Smaller reporting company ☐         Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2020, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $509 million based on the closing sale price of $54.80 per share as reported on Nasdaq on June 30, 2020.
As of February 24, 2021 9,979,672 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of Form 10-K – Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders.

Nicolet Bankshares, Inc.

Forward-Looking Statements
Statements made in this Annual Report on Form 10-K and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management's plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Nicolet’s control, include but are not necessarily limited to the following:
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
•potential difficulties in integrating the operations of Nicolet with future acquisition targets following any merger;
•adoption of new accounting standards, including the effects from the adoption of the current expected credit losses (“CECL”) model on January 1, 2020, or changes in existing standards;
•changes to statutes, regulations or regulatory policies or practices resulting from the COVID-19 pandemic;
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
PART I
ITEM 1. BUSINESS
General
Nicolet Bankshares, Inc. (individually referred to herein as the “Parent Company” and together with all its subsidiaries collectively referred to herein as “Nicolet,” the “Company,” “we,” “us” or “our”) is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Wisconsin. At December 31, 2020, Nicolet had total assets of $4.6 billion, loans of $2.8 billion, deposits of $3.9 billion and total stockholders’ equity of $539 million. For the year ended December 31, 2020, Nicolet earned net income of $60.1 million, or $5.70 per diluted common share. For 2020, Nicolet’s return on average assets was 1.41%.
Nicolet was founded upon five core values (Be Real, Be Responsive, Be Personal, Be Memorable, and Be Entrepreneurial) which are embodied within each of our employees and create a distinct competitive positioning in the markets within which we operate. Our mission is to be the leading community bank within the communities we serve, while our vision is to optimize the long-term return to our customers and communities, employees and shareholders (the “3 Circles”).
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
Nicolet conducts its primary operations through its wholly owned subsidiary, Nicolet National Bank, a commercial bank which was organized in 2000 as a national bank under the laws of the United States and opened for business, in Green Bay, Wisconsin, on

November 1, 2000 (referred to herein as the “Bank”). At December 31, 2020, the Parent Company also wholly owns a registered investment advisory firm, Nicolet Advisory Services, LLC (“Nicolet Advisory”), that conducts brokerage and financial advisory services primarily to individual consumers and retirement plan services to business customers. At December 31, 2020, the Bank wholly owns an investment subsidiary based in Nevada, an entity that owns the building in which Nicolet is headquartered, and a subsidiary in Green Bay that provides a web-based investment management platform for financial advisor trades and related activity. Other than the Bank, these subsidiaries are closely related to or incidental to the business of banking and none are individually or collectively significant to Nicolet’s financial position or results as of December 31, 2020.
Nicolet’s profitability is significantly dependent upon net interest income (interest income earned on loans and other interest-earning assets such as investments, net of interest expense on deposits and other borrowed funds), and noninterest income sources (including but not limited to service charges on deposits, trust and brokerage fees, and mortgage income from sales of residential mortgages into the secondary market), offset by the level of the provision for credit losses, noninterest expense (largely employee compensation and overhead expenses tied to processing and operating the Bank’s business), and income taxes.
Since its opening in late 2000, though more prominently since 2013, Nicolet has supplemented its organic growth with branch purchase and acquisition transactions. Merger and acquisition (“M&A”) activity has continued to be a source of strong growth for Nicolet. Since 2012 through year end 2020, Nicolet has successfully completed seven acquisitions. For information on recent transactions, see Note 2, “Acquisitions,” of the Notes to Consolidated Financial Statements under Part II, Item 8. In third quarter 2020, Nicolet completed the all-cash acquisition of Advantage Community Bancshares, Inc. (“Advantage”) and its wholly-owned bank subsidiary, Advantage Community Bank, which added total assets of $172 million at consummation (representing 4% of then pre-merger assets).
Products and Services Overview
Nicolet’s principal business is banking, consisting of lending and deposit gathering, as well as ancillary banking-related products and services, to businesses and individuals of the communities it serves, and the operational support to deliver, fund and manage such banking products and services. Additionally, trust, brokerage and other investment management services predominantly for individuals and retirement plan services for business customers are offered. Nicolet delivers its products and services principally through 36 bank branch locations, on-line banking, mobile banking and an interactive website. Nicolet’s call center also services customers.
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
Lending is critical to Nicolet’s balance sheet and earnings potential. Nicolet seeks creditworthy borrowers principally within the geographic area of its branch locations. As a community bank with experienced commercial lenders and residential mortgage lenders, the primary lending function is to make loans in the following categories:
•commercial-related loans, consisting of:
◦commercial, industrial, and business loans and lines, including Paycheck Protection Program (“PPP”) loans;
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
Human Capital Resources
At December 31, 2020, Nicolet had 556 full-time equivalent employees and 573 headcount employees. None of our employees are represented by unions.
Nicolet believes that diversity is directly linked to organizational performance and is committed to diversity and inclusion, including women, minorities, age, individuals with disabilities, culture, and life experiences, among others. In support of this, all employees complete annual diversity training, managers complete additional diversity training in management foundation training, and we expect our employees to be active in promoting diversity within the Company and communities we serve. Nicolet also analyzes pay practices to ensure it is fair and equitable among our diverse employee population. Our workforce at year end 2020 was 70% women, 30% men, and 42% of all officer titles were women.
As noted under "General", our mission is to be the leading community bank within the communities we serve, while our vision is to optimize the long-term return to our customers and communities, employees and shareholders (the “3 Circles”), guided by our five core value. Meaningful execution on the mission and vision comes from all employees embodying the core values and the 3 Circles in their decision-making and daily actions for their customers and communities.
We support the communities we serve through our employees’ dedication to giving back and their ties to the local communities.
In order to develop a workforce that aligns with our corporate values, we regularly sponsor local community events so that our employees can better integrate themselves in our communities. We believe that our employees’ well-being and personal and professional development is fostered by our outreach to the communities we serve. Our employees’ desire for active community involvement is supported and encouraged – such as, promoting causes of interest to employees, flexible schedules to support volunteerism, and giving of money to charities, community events or community organizations also served by employee volunteers. This includes Nicolet National Foundation, Inc., a public charity formed near our opening as a way for employees to give back, with 100% of the monies given by employees going directly back into our communities based on recommendations from our employees, and a 100% match of employee giving by the Bank to further support our community giving over time.
The health and well-being of our employees is of utmost importance to us. In response to the COVID-19 pandemic, we have taken significant steps to protect and promote the health and well-being of our employees and customers, including implementation of various management actions for safety, remote work, temporary branch changes, and on-site bonus pay.
Market Area and Competition
The Bank is a full-service community bank, providing a full range of traditional commercial, wealth (directly and through Nicolet Advisory) and retail banking products and services throughout northeastern and central Wisconsin and in Menominee, Michigan. Nicolet markets its services to owner-managed companies, the individual owners of these businesses, and other residents of its market area, which at December 31, 2020 is through 36 branches located principally in its trade area of northeastern and central Wisconsin, and in Menominee, Michigan. Based on deposit market share data published by S&P Global Market Intelligence as of June 30, 2020 for the 13 counties served by Nicolet, the Bank ranks in the top three of market share for 8 counties (Brown, Calumet, Clark, Door, Kewaunee, Menominee, Taylor, and Winnebago) and in the top five for 2 other counties (Marinette and Oneida).
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
Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:
•acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;
•acquiring all or substantially all of the assets of any bank; or
•merging or consolidating with any other bank holding company.
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
As of December 31, 2020, the Bank satisfied the requirements of “well-capitalized” under the regulatory framework for prompt corrective action. See Note 16, “Regulatory Capital Requirements,” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for Nicolet and the Bank regulatory capital ratios.
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
CECL. The Financial Accounting Standards Board (“FASB”) adopted a new credit loss accounting standard applicable to all banks, savings associations, credit unions, and financial holding companies, regardless of size. This standard became effective for the Bank for our fiscal year beginning on January 1, 2020. The final rule allows for an optional three-year phase in of the day-one adverse effects on a bank’s regulatory capital. This Current Expected Credit Losses (“CECL”) standard requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as an allowance for credit losses.
The CECL rules changed the prior “incurred losses” method of providing Allowances for Credit Losses (“ACL”), which has required us to increase our allowance, and to greatly increase the data we need to collect and review to determine the appropriate level of the ACL. Under CECL, the allowance for credit losses is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. CECL requires an allowance to be created upon the origination or acquisition of a financial asset measured at amortized cost, which may significantly impact the cost of M&A activity in the future. Any increase in our ACL, or expenses incurred to determine the appropriate level of the ACL, may have a material adverse effect on our financial condition and results of operations. For additional discussion of CECL, see section “New Accounting Pronouncements Adopted” within Note 1 “Nature of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements under Part II, Item 8.
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
Commercial Real Estate Lending. The federal banking regulators have issued the following guidance to help identify institutions that are potentially exposed to significant commercial real estate lending risk and may warrant greater supervisory scrutiny:
•total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital, or
•total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.
At December 31, 2020 the Bank’s commercial real estate lending levels are below the guidance levels noted above.
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
As part of our growth strategy, we regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We seek merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services. However, it is possible that some acquisitions might not close as a result of failure to meet closing conditions or the market could negatively affect the banking environment so much that an acquisition that may have, at one time, been beneficial to both institutions is now no longer prudent. The costs and effects of a such not completed acquisitions could negatively affect Nicolet.

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
The global coronavirus outbreak could harm business and results of operations for Nicolet.
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
In addition, actions by U.S. federal, state and foreign governments to address the pandemic, including travel bans and school, business and entertainment venue closures, may also have a significant adverse effect on the markets in which Nicolet conducts its businesses. The extent of impacts resulting from the coronavirus pandemic and other events beyond the control of Nicolet will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to contain the coronavirus or its impact, among others.
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
We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the appropriateness of our allowance for credit losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of credit losses is an estimate based on experience, judgment and expectations regarding borrowers and economic conditions, as well as regulator judgments. We can make no assurance that our credit loss reserves will be sufficient to absorb future credit losses or prevent a material adverse effect on our business, profitability or financial condition.
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
Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, we may experience significant credit losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for credit losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions, reasonable and supportable forecasts, and other pertinent information.
If management’s assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease net income. We expect our allowance to continue to fluctuate; however, given current and future market conditions, we can make no assurance that our allowance will be appropriate to cover future credit losses.
In addition, the market value of the real estate securing our loans as collateral could be adversely affected by the economy and unfavorable changes in economic conditions in our market areas. As of December 31, 2020, approximately 40% of our loans were secured by commercial-based real estate, 3% of loans were secured by agriculture-based real estate, and 21% of our loans were secured by residential real estate. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by adverse market and economic conditions, including another downturn in the real estate market, in our markets could adversely affect the value of our assets, results of operations, and financial condition.
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
Certain of our trust preferred securities, loans, investment securities, and junior subordinated debentures are currently indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected.
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
•significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
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
Our directors and executive officers, as a group, beneficially owned approximately 16% of our fully diluted issued and outstanding common stock as of December 31, 2020. As a result of their ownership, our directors and executive officers have the ability, if they voted their shares in concert, to influence the outcome of matters submitted to our shareholders for approval, including the election of directors.
Holders of Nicolet’s subordinated debentures have rights that are senior to those of its common shareholders.
We have supported our continued growth by issuing trust preferred securities and accompanying junior subordinated debentures and by assuming the trust preferred securities and accompanying junior subordinated debentures issued by companies we have acquired. As of December 31, 2020, we had outstanding trust preferred securities and associated junior subordinated debentures with an aggregate par principal amount of approximately $33.0 million and $32.1 million, respectively.
We have unconditionally guaranteed the payment of principal and interest on our trust preferred securities. Also, the junior subordinated debentures issued to the special purpose trusts that relate to those trust preferred securities are senior to our common stock. As a result, we must make payments on the junior subordinated debentures before we can pay any dividends on our common stock, and in the event of our bankruptcy, dissolution or liquidation, holders of our junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We do have the right to defer distributions on our junior subordinated debentures (and related trust preferred securities) for up to five years, but during that time would not be able to pay dividends on our common stock.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The corporate headquarters of both the Parent Company and the Bank are located at 111 North Washington Street, Green Bay, Wisconsin. At year-end 2020, including the main office, the Bank operated 36 bank branch locations, 28 of which are owned and eight that are leased. In addition, Nicolet owns or leases other real property that, when considered in aggregate, is not significant to its financial position. Most of the offices are free-standing, newer buildings that provide adequate access, customer parking, and drive-through and/or ATM services. The properties are in good condition and considered adequate for present and near term requirements. None of the owned properties are subject to a mortgage or similar encumbrance.
One leased location involves a director, with lease terms that management considers arms-length. For additional disclosure, see Note 14, “Related Party Transactions,” of the Notes to Consolidated Financial Statements under Part II, Item 8.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Nicolet registered its common stock under Section 12(b) of the Exchange Act on February 24, 2016, in connection with listing on the Nasdaq Capital Market, and trades under the symbol “NCBS”. As of February 22, 2021, Nicolet had approximately 2,200 shareholders of record.
Nicolet has not paid dividends on its common stock since its inception in 2000. Any cash dividends paid by Nicolet on its common stock must comply with applicable Federal Reserve policies described further in “Business—Regulation of Nicolet—Dividend Restrictions.” The Bank is also subject to regulatory restrictions on the amount of dividends it is permitted to pay to Nicolet as further described in “Business—Regulation of the Bank—Payment of Dividends” and in Note 16, “Regulatory Capital Requirements,” in the Notes to Consolidated Financial Statements under Part II, Item 8.
Following are Nicolet’s monthly common stock purchases during the fourth quarter of 2020.

Period:	Total Number of Shares Purchased (#) (a) (b)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (#) (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (#) (a) (b)
October 1 – October 31, 2020	123,759	$60.61	123,759	308,400
November 1– November 30, 2020	48,608	$65.27	46,043	587,400
December 1 – December 31, 2020	37,138	$68.50	35,199	552,200
Total	209,505	$63.09	205,001	552,200
(a) During fourth quarter 2020, the Company repurchased 3,251 shares for minimum tax withholding settlements on restricted stock and repurchased 1,253 shares to satisfy the exercise price and/or tax withholding requirements of stock options, respectively. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors’ authorization.
(b) During 2014 the board of directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $126 million to repurchase up to 2,625,000 shares of outstanding common stock. The common stock repurchase program has no expiration date. During fourth quarter 2020, Nicolet spent $12.9 million to repurchase and cancel 205,001 shares at a weighted average price of $62.97 per share, bringing the life-to-date cumulative totals to $105.6 million to repurchase and cancel 2.1 million shares at a weighted average price of $50.92 per share. At December 31, 2020, approximately $20.4 million remained available to repurchase common shares.

Performance Graph
The following graph shows the cumulative stockholder return on our common stock compared with the KBW NASDAQ Bank Index and the S&P 500 Index for the period of December 31, 2015 to December 31, 2020. The graph assumes the value of the investment in the Company’s common stock and in each index was $100 on December 31, 2015. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.

Total Return Performance
250
200
150
100
50
Index Value
Nicolet Bankshares, Inc.
S&P 500 Index
KBW NASDAQ Bank
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ending
Index	2015	2016	2017	2018	2019	2020
Nicolet Bankshares, Inc.	$100.00	$150.02	$172.19	$153.51	$232.31	$208.71
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
KBW Nasdaq Bank Index	100.00	128.51	152.40	125.41	170.71	153.11
Source: S&P Global Market Intelligence
ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data presented as of December 31, 2020 and 2019 and for each of the years in the three-year period ended December 31, 2020 is derived from the audited consolidated financial statements and related notes included in this report and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated financial data for all other periods shown is derived from audited consolidated financial statements that are not required to be included in this report.

EARNINGS SUMMARY AND SELECTED FINANCIAL DATA

	At and for the years ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Results of operations:
Interest income	$149,202	$138,588	$125,537	$109,253	$75,467
Interest expense	19,864	22,510	18,889	10,511	7,334
Net interest income	129,338	116,078	106,648	98,742	68,133
Provision for credit losses	10,300	1,200	1,600	2,325	1,800
Noninterest income	62,626	53,367	39,509	34,639	26,674
Noninterest expense	100,719	96,799	89,758	81,356	64,942
Income before income tax expense	80,945	71,446	54,799	49,700	28,065
Income tax expense	20,476	16,458	13,446	16,267	9,371
Net income	60,469	54,988	41,353	33,433	18,694
Net income attributable to noncontrolling interest	347	347	317	283	232
Net income attributable to Nicolet Bankshares, Inc.	60,122	54,641	41,036	33,150	18,462
Preferred stock dividends	—	—	—	—	633
Net income available to common shareholders	$60,122	$54,641	$41,036	$33,150	$17,829
Earnings per common share:
Basic	$5.82	$5.71	$4.26	$3.51	$2.49
Diluted	$5.70	$5.52	$4.12	$3.33	$2.37
Common shares:
Basic weighted average	10,337	9,562	9,640	9,440	7,158
Diluted weighted average	10,541	9,900	9,956	9,958	7,514
Outstanding	10,011	10,588	9,495	9,818	8,553
Year-End Balances:
Loans	$2,789,101	$2,573,751	$2,166,181	$2,087,925	$1,568,907
Allowance for credit losses - loans (“ACL-Loans”)	32,173	13,972	13,153	12,653	11,820
Securities available for sale, at fair value	539,337	449,302	400,144	405,153	365,287
Goodwill and other intangibles, net	175,353	165,967	124,307	128,406	87,938
Total assets	4,551,789	3,577,260	3,096,535	2,932,433	2,300,879
Deposits	3,910,399	2,954,453	2,614,138	2,471,064	1,969,986
Short-term and long-term borrowings	53,869	67,629	77,305	78,046	37,617
Stockholders’ equity	539,189	516,262	386,609	364,178	275,947
Book value per common share	$53.86	$48.76	$40.72	$37.09	$32.26
Tangible book value per common share *	$36.34	$33.08	$27.62	$24.01	$21.98
Average Balances:
Loans	$2,787,587	$2,257,033	$2,127,470	$1,899,225	$1,346,304
Interest-earning assets	3,849,812	2,794,641	2,671,560	2,351,451	1,723,600
Goodwill and other intangibles, net	168,802	129,112	126,284	115,447	61,588
Total assets	4,255,207	3,126,535	2,977,457	2,648,754	1,934,770
Deposits	3,439,748	2,598,271	2,508,952	2,228,408	1,641,894
Interest-bearing liabilities	2,660,508	1,939,639	1,951,846	1,750,099	1,307,471
Common equity	527,428	423,952	371,635	332,897	217,432
Stockholders’ equity	527,428	423,952	371,635	332,897	226,265
Financial Ratios:
Return on average assets	1.41%	1.75%	1.38%	1.25%	0.95%
Return on average equity	11.40	12.89	11.04	9.96	8.16
Return on average common equity	11.40	12.89	11.04	9.96	8.20
Return on average tangible common equity *	16.76	18.53	16.73	15.24	11.44
Average equity to average assets	12.39	13.56	12.48	12.57	11.69
Net interest margin	3.38	4.19	4.04	4.30	4.01
Stockholders’ equity to assets	11.85	14.43	12.49	12.42	11.99
Tangible common equity to tangible assets *	8.31	10.27	8.83	8.41	8.50
Net charge-offs to average loans	0.05	0.02	0.05	0.08	0.02
Nonperforming loans to total loans	0.34	0.55	0.25	0.63	1.29
Nonperforming assets to total assets	0.29	0.42	0.19	0.49	0.97
Allowance for credit losses-loans to loans	1.15	0.54	0.61	0.61	0.75
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
Evaluation of financial performance and certain balance sheet line items was impacted by the timing and size of Nicolet's acquisitions, Choice Bancorp, Inc. (“Choice”) on November 8, 2019, at 12% of Nicolet’s then pre-merger asset size, and Advantage Community Bancshares, Inc. (“Advantage”) on August 21, 2020, at 4% of Nicolet’s then pre-merger asset size. Certain income statement results, average balances and related ratios for 2020 include full contribution from Choice and a partial contribution from Advantage, while 2019 includes partial contribution from Choice and no contribution from Advantage. At consummation, Choice added $457 million in assets, loans of $348 million, deposits of $289 million, core deposit intangible of $1.7 million, goodwill of $45 million, and one net new branch. At consummation, Advantage added $172 million in assets, loans of $88 million, deposits of $141 million, core deposit intangible of $1 million, goodwill of $12 million, and four branches.
The detailed financial discussion that follows focuses on 2020 results compared to 2019. See “2019 Compared to 2018” for the summary comparing 2019 and 2018 results. Some tabular information is shown for trends of three years or for five years as required under SEC regulations.
Overview
Nicolet provides a diversified range of traditional commercial and retail banking services, as well as wealth management services, to individuals, business owners, and businesses in its market area primarily through, as of year-end 2020, the 36 bank branch offices of its banking subsidiary, located in northeast and central Wisconsin and Menominee, Michigan.
The 2020 year was marked by significant events (health pandemic, large sudden rate drop by the Federal Reserve, unprecedented government stimulus, political changes and social issues, and other market and economic disruptions), volatility, and uncertainty, that turned 2020 into a very tactical year for Nicolet management. Management took several actions to respond: added $0.2 billion of liquidity (which later proved to not be necessary, leading to a reduction in non-deposit leverage in the second half of the year), temporarily (and later permanently) closed 8 branches, provided temporary relief to customers through loan payment modifications on nearly 1,000 loans (with only a fraction remaining on modified terms at year end), dramatically elevated the credit loss provision given pervading uncertainty (though slowed the provision in fourth quarter as potential deterioration of loan quality metrics initially anticipated had not materialized), channeled significant resources to originate PPP loans (peaking at 2,725 loans totaling $351 million during 2020) and residential mortgages (over $1 billion originated to consumers under atypical conditions), granted $1.25 million of aid to expedite funds to smaller businesses who would have otherwise waited for small PPP loans, kept people safe (with $0.6 million of expense in second quarter for onsite-bonuses, testing and protective supplies), and prioritized full return to on-site work by June to allow us to move forward on goals and improvements (with offsite workforce peaking at 52%, comprised of 34% remote and 18% paid to stay home and not work due to risk concerns or location closure). During 2020, we still executed on our acquisition strategy, completing the all-cash acquisition of Advantage. While we announced a merger agreement with a $0.7 billion bank in February 2020, we exercised discipline, mutually terminating that deal in May 2020, (given the level of uncertainty and pricing in the significantly depressed market that made the transaction unlikely to close) and incurred a $0.5 million charge. Nicolet has used acquisitions as part of its growth strategy over the past few years and has successfully integrated and realized cost efficiencies related to scale quickly after each acquisition.
In 2020, despite the turbulent year and through the many actions noted above, Nicolet delivered on growth, profitability, capital positioning, and sound asset quality management.  At December 31, 2020, Nicolet had total assets of $4.6 billion, loans of $2.8 billion, deposits of $3.9 billion and stockholders’ equity of $539 million, representing increases over December 31, 2019 of 27%, 8%, 32% and 4%, in assets, loans, deposits and total equity, respectively, largely due to the significant increase in liquidity, and only partly due to the Advantage acquisition. At December 31, 2020, cash and cash equivalents grew significantly, up $0.6 billion to $0.8 billion or 18% of assets (compared to $0.2 billion or 5% of assets at year end 2019), while loans increased $0.2 billion and investments grew $0.1 billion, funded by the surge in deposits (up $956 million) over year end 2019. Asset quality remained sound, with nonperforming assets to assets of 0.29% at December 31, 2020 (down from 0.42% at year-end 2019), as the borrowing base has largely remained resilient, profitable and liquid in the uncertain times. The allowance for credit losses-loans grew to $32.2 million (1.15% of loans, or 1.24% of loans excluding PPP loans) compared to $14.0 million or 0.54% of loans at December 31, 2019. The large increase in the allowance resulted from the $10.3 million provision exceeding $1.4 million of net charge-offs (or 0.05% of average loans), and a $9.3 million addition upon adoption of the current expected credit losses (“CECL”) model. Nicolet repurchased approximately 646,700 shares of common stock for $40.5 million in 2020 under its common stock repurchase program, given the opportunity of a depressed market.  At December 31, 2020 there remained $20.4 million authorized under the repurchase program, as modified. With total stockholders’ equity to assets of 11.85% at year-end 2020, Nicolet has capacity to act on targets of interest in relevant or growth markets that provide a path to or support our position as the lead-local community bank.

For 2020, net income was record-breaking at $60.1 million (10% higher than $54.6 million for 2019), and return on average assets was 1.41% (compared to 1.75% for 2019), with 2020 impacted by the sizable increase in average assets (mainly cash). Diluted earnings per common share for 2020 was $5.70 (3% higher than 2019), benefiting from the stronger net income, while covering a 6% increase in average diluted shares, mostly due to the timing of the 1.2 million shares issued in the Choice acquisition net of strong repurchase activity throughout 2020 (totaling 0.6 million shares). Notably, second quarter 2020 net income unfavorably included $4 million of isolated expenses ($3 million after tax) related to the onset of the pandemic, a terminated acquisition and branch closure decisions. During second quarter 2019, net income favorably included $5.4 million (or $0.55 of diluted earnings per share) related to two one-time actions combined, the sale of 80% of Nicolet's equity investment in a data processing entity ($7.4 million after-tax gain) and $2.75 million retirement-related compensation declared to benefit all employees after that sale ($2.0 million after-tax cost).
Net income before taxes for 2020 was $80.9 million ($9.5 million or 13% higher than 2019), predominantly due to increased net interest income (up $13 million or 11% aided mainly on higher volumes, despite an 81bps decline in net interest margin between the years, dominated by the very high proportion of low-earning cash in total interest-earning assets), record net mortgage income (at $30 million versus $12 million in 2019) and strong wealth revenues (up $2 million or 13%), which more than covered a $10 million negative swing in net asset gains or losses (at $2 million net loss for 2020 versus $8 million net gain for 2019), higher credit loss provision (up $9 million) and a $4 million or 4% increase in overall expenses, evidencing diligent expense management and improved efficiencies in a difficult year.
For 2021, Nicolet’s focus will return to its long-term strategies, especially M&A, as we believe such opportunities have grown in light of industry stress, and we have remained well-positioned to capitalize on it through a solid core franchise, strong asset quality, and an experienced team. That said, when evaluating transactions, quantitative and qualitative factors need to make sense in combination with each other, including but not limited to the economics of the transaction, cultural and strategic fit, geographic and business line relevance, and current or potential talent. We will remain committed on driving growth in core earnings through our expanded customer base. Our objective is to achieve solid organic growth in loans, core deposits, wealth management services and other revenue lines within all our markets, in a cost-effective, profitable manner to sustain a healthy return on average assets. We plan to remain active on-site as a differentiator to many of our competitors, remain adaptable for our customers in the continuing uncertainty, and deliver on our long-term leadership succession plans. Additional resources are planned in 2021 for furthering automation and data analysis (to enhance customer experiences and company efficiencies and decision-making), for personnel expenses (in support of deepening talent and leadership in light of growth and succession needs), and for capital management (to balance safety and opportunity for the long-term). While Nicolet believes delivering strong earnings, return on assets, and disciplined capital management aligned with growth will provide upward pressure on our common stock performance throughout the year, ongoing uncertainties remain for 2021 across many environments (health, social, political and economic), which will likely heighten potential challenges for the year.
INCOME STATEMENT ANALYSIS
Net Interest Income
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

Table 1: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	Years Ended December 31,
(in thousands)	2020			2019			2018
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
PPP Loans	$220,544	$8,062	3.66%	$—	$—	—%	$—	$—	—%
Commercial-based loans ex PPP	2,088,149	105,643	5.06%	1,802,747	101,509	5.63%	1,657,207	91,349	5.51%
Retail-based loans	478,894	22,776	4.76%	454,286	24,206	5.33%	470,263	22,791	4.85%
Total loans, including loan fees (1)(2)	2,787,587	136,481	4.90%	2,257,033	125,715	5.57%	2,127,470	114,140	5.37%
Investment securities:
Taxable	354,430	8,118	2.29%	276,742	7,584	2.74%	261,107	6,068	2.32%
Tax-exempt (2)	135,779	2,961	2.18%	132,419	2,927	2.21%	149,900	3,259	2.17%
Total investment securities	490,209	11,079	2.26%	409,161	10,511	2.57%	411,007	9,327	2.27%
Other interest-earning assets	572,016	2,611	0.46%	128,447	3,405	2.65%	133,083	3,220	2.42%
Total non-loan earning assets	1,062,225	13,690	1.29%	537,608	13,916	2.59%	544,090	12,547	2.31%
Total interest-earning assets	3,849,812	$150,171	3.90%	2,794,641	$139,631	5.00%	2,671,560	$126,687	4.74%
Other assets, net	405,395			331,894			305,897
Total assets	$4,255,207			$3,126,535			$2,977,457
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$422,171	$700	0.17%	$318,525	$1,528	0.48%	$285,777	$1,181	0.41%
Interest-bearing demand	562,370	3,938	0.70%	486,139	4,852	1.00%	524,924	4,530	0.86%
Money market accounts (“MMA”)	749,877	1,502	0.20%	582,646	3,676	0.63%	634,947	3,926	0.62%
Core time deposits	390,216	6,023	1.54%	402,141	8,136	2.02%	337,100	5,266	1.56%
Total interest-bearing core deposits	2,124,634	12,163	0.57%	1,789,451	18,192	1.02%	1,782,748	14,903	0.84%
Brokered deposits	289,489	4,478	1.55%	75,159	773	1.03%	91,379	517	0.57%
Total interest-bearing deposits	2,414,123	16,641	0.69%	1,864,610	18,965	1.02%	1,874,127	15,420	0.82%
PPPLF	161,634	571	0.35%	—	—	—%	—	—	—%
Other interest-bearing liabilities	84,751	2,652	3.13%	75,029	3,545	4.72%	77,719	3,469	4.46%
Total wholesale funding	246,385	3,223	1.31%	75,029	3,545	4.72%	77,719	3,469	4.46%
Total interest-bearing liabilities	2,660,508	19,864	0.75%	1,939,639	22,510	1.16%	1,951,846	18,889	0.97%
Noninterest-bearing demand deposits	1,025,625			733,661			634,825
Other liabilities	41,646			29,283			19,151
Stockholders’ equity	527,428			423,952			371,635
Total liabilities and stockholders’ equity	$4,255,207			$3,126,535			$2,977,457
Tax-equivalent net interest income and rate spread		$130,307	3.15%		$117,121	3.84%		$107,798	3.77%
Tax-equivalent adjustment and net free funds		969	0.23%		1,043	0.35%		1,150	0.27%
Net interest income and net interest margin		$129,338	3.38%		$116,078	4.19%		$106,648	4.04%
Selected Additional Information:
Total loans ex PPP	$2,567,043	$128,419	5.00%	$2,257,033	$125,715	5.57%	$2,127,470	$114,140	5.37%
Total interest-earning assets ex PPP	3,629,268	142,109	3.92%	2,794,641	139,631	5.00%	2,671,560	126,687	4.74%
Total interest-bearing liabilities ex PPPLF	2,498,874	19,293	0.77%	1,939,639	22,510	1.16%	1,951,846	18,889	0.97%
Net interest rate spread ex PPP & PPPLF			3.15%			3.84%			3.77%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 2: Volume/Rate Variance - Tax-Equivalent Basis

(in thousands)	2020 Compared to 2019 Increase (Decrease) Due to Changes in			2019 Compared to 2018 Increase (Decrease) Due to Changes in
	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
PPP Loans	$8,062	$—	$8,062	$—	$—	$—
Commercial-based loans ex PPP	18,251	(14,117)	4,134	7,114	3,046	10,160
Retail-based loans	1,300	(2,730)	(1,430)	233	1,182	1,415
Total loans, including loan fees (2) (3)	27,613	(16,847)	10,766	7,347	4,228	11,575
Investment securities:
Taxable	1,175	(641)	534	638	878	1,516
Tax-exempt (3)	74	(40)	34	(385)	53	(332)
Total investment securities	1,249	(681)	568	253	931	1,184
Other interest-earning assets	2,894	(3,688)	(794)	(33)	218	185
Total non-loan earning assets	4,143	(4,369)	(226)	220	1,149	1,369
Total interest-earning assets	$31,756	$(21,216)	$10,540	$7,567	$5,377	$12,944
Interest-bearing liabilities
Savings	$389	$(1,217)	$(828)	$145	$202	$347
Interest-bearing demand	683	(1,597)	(914)	(352)	674	322
MMA	842	(3,016)	(2,174)	(329)	79	(250)
Core time deposits	(235)	(1,878)	(2,113)	1,134	1,736	2,870
Total interest-bearing core deposits	1,679	(7,708)	(6,029)	598	2,691	3,289
Brokered deposits	3,148	557	3,705	(105)	361	256
Total interest-bearing deposits	4,827	(7,151)	(2,324)	493	3,052	3,545
PPPLF	571	—	571	—	—	—
Other interest-bearing liabilities	37	(930)	(893)	(32)	108	76
Total wholesale funding	608	(930)	(322)	(32)	108	76
Total interest-bearing liabilities	5,435	(8,081)	(2,646)	461	3,160	3,621
Net interest income	$26,321	$(13,135)	$13,186	$7,106	$2,217	$9,323

(1)The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.
(2)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(3)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.
Table 3: Interest Rate Spread, Margin and Average Balance Mix - Tax-Equivalent Basis

	Years Ended December 31,
(in thousands)	2020 Average			2019 Average			2018 Average
	Balance	% of Earning Assets	Yield/Rate	Balance	% of Earning Assets	Yield/Rate	Balance	% of Earning Assets	Yield/Rate
Loans	$2,787,587	72%	4.90%	$2,257,033	81%	5.57%	$2,127,470	80%	5.37%
Non-loan earning assets	1,062,225	28%	1.29%	537,608	19%	2.59%	544,090	20%	2.31%
Total interest-earning assets	$3,849,812	100%	3.90%	$2,794,641	100%	5.00%	$2,671,560	100%	4.74%

Interest-bearing liabilities	$2,660,508	69%	0.75%	$1,939,639	69%	1.16%	$1,951,846	73%	0.97%
Noninterest-bearing funds, net	1,189,304	31%		855,002	31%		719,714	27%
Total funds sources	$3,849,812	100%	0.54%	$2,794,641	100%	0.84%	$2,671,560	100%	0.73%
Interest rate spread			3.15%			3.84%			3.77%
Contribution from net free funds			0.23%			0.35%			0.27%
Net interest margin			3.38%			4.19%			4.04%
Comparison of 2020 versus 2019
Net interest income was up 11% over 2019, despite an 81 bps decline in net interest margin. Overall asset volumes increased net interest income while the mix of interest-earning assets (particularly the very high cash levels) squeezed the related net interest margin. In general, the lower interest rate environment pressured both net interest income and net interest margin.

The interest rate environment experienced dramatic change in 2020. Prior to the pandemic, the Federal Reserve steadily raised short-term interest rates during 2017 and 2018 in support of a growing economy (up 175 bps total to 2.50% at December 31, 2018), and then reduced rates by 75 bps in three moves during the second half of 2019 (to 1.75% at December 31, 2019) largely responding to global issues and slowing growth, which contributed to a flattened yield curve with periods of inversion. In response to the pandemic in March 2020, the Federal Reserve dropped short-term rates by 150 bps (to 25 bps at March 31, 2020) in two emergency moves, which brought slope back into the yield curve, though still fairly flat. Comparatively, short-term rates were 150 bps lower at December 31, 2020 than at December 31, 2019. While the following paragraphs will discuss the comparison of 2020 and 2019, we expect that the pandemic impacts will continue to evolve and pressure future quarters even further, including continued margin pressure in the low rate environment and potential unusual loan or deposit volume or pricing impacts.
At the onset of the pandemic, but prior to the announcement of government stimulus, we added liquidity to ensure we could meet customer needs. The action demonstrated our capacity to support our communities, but proved later to not be necessary, leading us to reduce non-deposit leverage in the second half of 2020. Efforts to minimize pressure on net interest income during the changes throughout 2020 included prudent pricing actions on deposits and loans, allowing brokered deposits to mature without renewal, prepayment of selected FHLB advances, and full payback of the PPPLF funding (approximately $335 million used for 5 months at a cost of 35 bps). In addition, we fully redeemed our subordinated notes ($12 million at 5% fixed) in November 2020 and one of our junior subordinated debenture issuances ($6 million at 8% fixed) in December 2020, which combined will reduce annual interest expense by approximately $1.1 million going forward.
Tax-equivalent net interest income was $130.3 million for 2020, up $13.2 million (11%), compared to 2019, comprised of net interest income of $129.3 million ($13.3 million or 11% higher than 2019) and a $1.0 million tax-equivalent adjustment (down nearly $0.1 million between the years). The $13.2 million increase in tax-equivalent net interest income was comprised of $10.6 million higher interest income and $2.6 million lower interest expense. Higher volumes added $26.3 million to net interest income, including a $31.8 million increase to interest income on higher interest-earning assets (mostly from higher loan volumes, due to the inclusion of loans acquired with Choice and Advantage, as well as PPP loans), offset partly by a $5.4 million increase to interest expense on higher interest-bearing liabilities (mostly from higher deposit volumes also related to the inclusion of Choice and Advantage, as well as overall deposit growth from increased liquidity of consumers and businesses). Rate changes reduced net interest income $13.1 million, comprised of $21.2 million lower interest income (with $16.8 million was from lower rates on loans and $3.7 million from the dramatically reduced cash rate earned), but also lower interest expense on funding of $8.1 million (including $7.7 million savings from non-brokered interest-bearing core deposits and $0.9 million savings from wholesale funding, partly offset by $0.6 million more interest expense from term brokered deposits).
The interest rate spread decreased 69 bps between the periods, as the interest-earning asset yield decreased 110 bps to 3.90% and the cost of funds declined favorably 41 bps to 0.75%. The significantly higher mix of cash assets (to 15% of interest-earning assets versus 4% in 2019) combined with their dramatic decline in yield (to 0.46% versus 2.65% in 2019), has pressured the net interest margin most. Loans yielded 4.90% for 2020, down 67 bps from 2019, in part from the inclusion of lower-earning PPP loans (yielding 3.66%) in 2020, while all other loans earned 5.00%, down 57 bps from 2019. Investments yielded 2.26%, 31 bps lower than 2019. The 41 bps favorable decline in the 2020 cost of funds was primarily attributable to prudent pricing actions on core interest-bearing deposits (down 45 bps to 0.57%) and lower wholesale funding rates (down 159 bps to 3.13% for funding costs excluding PPPLF), offset partly by higher-costing brokered deposits (acquired with the Choice acquisition and procured with the March-April 2020 liquidity actions under competitive conditions). The contribution from net free funds decreased 12 bps, due mostly to the reduced value in the lower interest rate environment, though offset partly by the increase in average net free funds (largely from average noninterest-bearing demand deposits and stockholders' equity) between the years. As a result, the net interest margin was 3.38% for 2020, down 81 bps compared to 4.19% for 2019.
Average interest-earning assets were $3.8 billion for 2020, $1.1 billion (38%) higher than 2019, primarily due to the timing of the acquisitions (Choice in November 2019 and Advantage in August 2020), addition of PPP loans (beginning in second quarter 2020), and significantly higher cash starting in second quarter 2020. Average loans increased $531 million (24%) to $2.8 billion (which includes $348 million of Choice loans at acquisition, $88 million of Advantage loans at acquisition, and $186 million of net PPP loans at December 31, 2020), investments increased $81 million, and other interest-earning assets (which are predominantly cash) increased $444 million. The mix of average interest-earning assets shifted to lower-yielding assets, at 72% loans (comprised of 6% PPP loans and 66% all other loans), 13% investments, and 15% other interest-earning assets (mostly cash) for 2020, compared to 81%, 15%, and 4%, respectively, for 2019.
Tax-equivalent interest income was $150.2 million, up $10.5 million (8%) over 2019, while the related interest-earning asset yield decreased 110 bps to 3.90%. Interest income on loans increased $10.8 million (9%) over 2019, aided by strong volumes, including the Choice and Advantage acquisitions, as well as PPP loans. The 2020 loan yield was 4.90%, down 67 bps from 2019, largely from the significantly lower interest rate environment impacting yields on new, renewed, and variable rate loans, as well as from inclusion of PPP loans at a 3.66% yield. Between the years, interest income on non-loan earning assets combined decreased $0.2 million to $13.7 million, impacted by a 130 bps decline in the yield (to 1.29%) in the lower rate environment, partially offset by higher average volumes (up 98%) from the significantly higher cash.
Average interest-bearing liabilities were $2.7 billion for 2020, an increase of $721 million (37%) from 2019, primarily due to the timing of the acquisitions (Choice in November 2019 and Advantage in August 2020), as well as the significant increase in deposits from government stimulus activities and deposited PPP loan proceeds. Average core interest-bearing deposits increased $335 million, brokered deposits grew $214 million, and funding increased $171 million (mostly PPPLF funding). The mix of average interest-bearing liabilities was 80% core deposits, 11% brokered deposits, and 9% other funding for 2020, compared to 92% core deposits, 4% brokered deposits, and 4% other funding in 2019, with the mix changes (especially increased money markets and brokered deposits) influenced by the composition of the $289 million of Choice deposits acquired, and the procurement of brokered deposits in March-April 2020 as part of previously discussed liquidity actions.
Interest expense was $20 million for 2020, down $3 million (12%) from 2019, on larger average interest-bearing liabilities volumes (up 37% to $2.7 billion) but at a lower overall cost (down 41 bps to 0.75%). Interest expense on deposits decreased $2.3 million from 2019 given 29% higher average interest-bearing deposit balances, but at a lower cost (down 33 bps to 0.69%). The 2020 cost of savings, interest-bearing demand, money market accounts, and core time deposits decreased from 2019 by 31 bps, 30 bps, 43 bps, and 48 bps, respectively, as product rate changes were made in the lower interest rate environment, and brokered deposits cost 52 bps more than 2019 largely from higher-costing term brokered funds acquired with the Choice acquisition in November 2019 and procured during March-April 2020 under competitive conditions as part of previously discussed liquidity actions. Interest expense on other interest-bearing liabilities decreased $0.3 million (9%), as additional interest expense on higher average balances (up $171 million) was substantially offset by lower rates (down 341 bps to 1.31%), mostly impacted by the inclusion of the low-costing PPPLF (average balance of $162 million for 2020 at a 0.35% rate), and variable rate debt repricing and maturing advances replaced in the lower rate environment.
Provision for Credit Losses
The provision for credit losses in 2020 was $10.3 million, exceeding $1.4 million of net charge-offs. Comparatively, 2019 provision for credit losses and net charge-offs were $1.2 million and $0.4 million, respectively. The increase in the provision for credit losses between the years was largely due to the unprecedented economic disruptions and uncertainty surrounding the COVID pandemic, and to a lesser extent, to the acquisition of Advantage.
The provision for credit losses is predominantly a function of Nicolet’s methodology and judgment as to qualitative and quantitative factors used to determine the appropriateness of the ACL-Loans. The appropriateness of the ACL-Loans is affected by changes in the size and character of the loan portfolio, changes in levels of collateral-dependent and other nonperforming loans, historical losses and delinquencies in each portfolio segment, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect potential credit losses. For additional information regarding asset quality and the ACL-Loans, see “BALANCE SHEET ANALYSIS — Loans,” and “— Allowance for Credit Losses - Loans” and “—Nonperforming Assets.”

Noninterest Income
Table 4: Noninterest Income

(in thousands)	Years Ended December 31,			Change From Prior Year
	2020	2019	2018	$ Change 2020	% Change 2020	$ Change 2019	% Change 2019
Trust services fee income	$6,463	$6,227	$6,498	$236	4%	$(271)	(4)%
Brokerage fee income	9,753	8,115	7,042	1,638	20%	1,073	15%
Mortgage income, net	29,807	11,878	6,344	17,929	151%	5,534	87%
Service charges on deposit accounts	4,208	4,824	4,845	(616)	(13)%	(21)	—%
Card interchange income	6,998	6,498	5,665	500	8%	833	15%
Bank owned life insurance (“BOLI”) income	2,710	2,369	2,418	341	14%	(49)	(2)%
Other income	4,492	5,559	5,528	(1,067)	(19)%	31	1%
Noninterest income without net gains	64,431	45,470	38,340	18,961	42%	7,130	19%
Asset gains (losses), net	(1,805)	7,897	1,169	(9,702)	N/M	6,728	N/M
Total noninterest income	$62,626	$53,367	$39,509	$9,259	17%	$13,858	35%
Trust services fee income & Brokerage fee income combined	$16,216	$14,342	$13,540	$1,874	13%	$802	6%
N/M means not meaningful.

Comparison of 2020 versus 2019
Noninterest income was $62.6 million for 2020, an increase of $9.3 million (17%) over 2019, which included a $7.4 million gain on the equity investment sale previously noted in the “Overview” section. Noninterest income excluding net asset gains increased $19.0 million (42%) between 2020 and 2019. Notable contributions to the change in noninterest income were:
•Trust services fee income and brokerage fee income combined were $16.2 million for 2020, up $1.9 million (13%) from 2019, consistent with the growth in assets under management.
•Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income was $29.8 million for 2020, up $17.9 million (151%) over 2019, predominantly from higher sale gains and capitalized gains combined (up $18.9 million or 168%, commensurate with the increase in volumes sold into the secondary market, aided by the current refinance boom and better pricing between the years), partially offset by a $1.0 million MSR asset valuation allowance given faster paydown activity. See also “Off-Balance Sheet Arrangements, Lending-Related Commitments and Contractual Obligations” and Note 6, “Goodwill and Other Intangibles and Mortgage Servicing Rights” in the Notes to Consolidated Financial Statements, under Part II, Item 8
•Service charges on deposit accounts were down $0.6 million (13%) to $4.2 million for 2020, mainly as we waived certain fees during second quarter 2020 to provide economic relief to our customers.
•Card interchange income grew $0.5 million (8%) to $7.0 million in 2020 due to higher volume and activity.
•BOLI income increased $0.3 million (14%) to $2.7 million for 2020, attributable to the difference in BOLI death benefits received in each year (up $0.2 million) and income on higher average balances from $5 million new BOLI purchased in mid-2019, $6 million BOLI acquired with Choice, and $3 million BOLI acquired with Advantage.
•Other income of $4.5 million was down $1.1 million (19%) from 2019, largely due to $0.5 million lower income from the smaller equity interest in a data processing entity after the partial sale in 2019 and $0.3 million attributable to the fee earned on a customer loan interest rate swap in 2019.
•The $1.8 million net asset losses in 2020 were comprised primarily of $1.0 million market losses on equity securities held in the lower, more volatile market and $0.9 million of net losses on branch other real estate owned write-downs. Net asset gains in 2019 of $7.9 million were comprised primarily of the $7.4 million gain on the equity investment sale in second quarter 2019 and $1.1 million of favorable fair value marks on equity securities, partially offset by losses of $0.6 million on the disposal and write-down of fixed assets, OREO, and an other investment. Additional information on the net gains is also included in Note 15, “Asset Gains (Losses), Net,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Noninterest Expense
Table 5: Noninterest Expense

($ in thousands)	Years Ended December 31,			Change From Prior Year
	2020	2019	2018	Change 2020	% Change 2020	Change 2019	% Change 2019
Personnel	$57,121	$54,437	$49,476	$2,684	5%	$4,961	10%
Occupancy, equipment and office	16,718	14,788	14,574	1,930	13%	214	1%
Business development and marketing	5,396	5,685	5,324	(289)	(5)%	361	7%
Data processing	10,694	9,950	9,514	744	7%	436	5%
Intangibles amortization	3,567	3,872	4,389	(305)	(8)%	(517)	(12)%
Other expense	7,223	8,067	6,481	(844)	(10)%	1,586	24%
Total noninterest expense	$100,719	$96,799	$89,758	$3,920	4%	$7,041	8%
Non-personnel expenses	$43,598	$42,362	$40,282	$1,236	3%	$2,080	5%
Average full-time equivalent employees	553	560	553	(7)	(1)%	7	1%
Comparison of 2020 versus 2019
Noninterest expense was $100.7 million, an increase of $3.9 million (4%) over 2019, with second quarter 2020 including $4 million of isolated expenses related to the onset of the pandemic, a terminated acquisition, and branch closure decisions. Personnel costs increased $2.7 million, and non-personnel expenses combined increased $1.2 million over 2019. Notable contributions to the change in noninterest expense were:

•Personnel expense (including salaries, overtime, cash and equity incentives, and employee benefit and payroll-related expenses) was $57.1 million for 2020, an increase of $2.7 million (5%) over 2019. Salaries increased $2.3 million (7%) over 2019, of which $0.6 million was attributable to branch closure severances and on-site bonus pay in second quarter 2020, and $1.7 million (representing a 5% increase over 2019) was due to merit increases and hires between the years. Cash and equity award incentives increased $1.5 million, while retirement-based compensation (401k, profit sharing and nonqualified deferred compensation) declined $1.0 million between the years, rewarding strong performance of both years and matching the mix of incentive compensation to be meaningful to recipients. Overtime pay doubled to $0.6 million (up $0.3 million over 2019), largely to cover the effort of processing PPP originations and significant mortgage volume. All other fringe benefits combined declined $0.4 million from 2019, mainly on lower health costs between the years.
•Occupancy, equipment and office expense was $16.7 million for 2020, up $1.9 million (13%) from 2019, with 2020 including $0.5 million of accelerated depreciation and write-offs related to the branch closures, higher expense for software and technology to drive operational efficiencies and enhance products or services, and for additional licenses and equipment to expand remote workers in response to the pandemic. 2019 also included $0.4 million of accelerated depreciation for branch facility upgrades.
•Business development and marketing expense was $5.4 million for 2020, down $0.3 million (5%), largely due to lower business development costs from less travel and entertainment during the pandemic, partly offset by $1.25 million for the micro-grant program.
•Data processing expense was $10.7 million for 2020, up $0.7 million (7%) over 2019, mostly due to volume-based increases in core processing charges.
•Intangible amortization decreased $0.3 million mainly from declining amortization on the aging intangibles of previous acquisitions, partly offset by amortization from the new intangibles of the August 2020 Advantage and November 2019 Choice acquisitions.
•Other expense was $7.2 million for 2020, down $0.8 million (10%) from 2019. Other expense for 2020 included $1.0 million of lease termination charges related to the branch closures and $0.5 million to terminate the Commerce merger agreement. Other expense for 2019 included a $0.7 million lease termination charge for the closure of Nicolet's Oshkosh branch in conjunction with the Choice acquisition, an $0.8 million full write-off of non-bank goodwill, and $0.7 million related to a fraud loss contingency.
Income Taxes
Income tax expense was $20.5 million, up 4.0 million (24%) over 2019, partly due to 13% higher pre-tax earnings. The 2020 effective tax rate was 25.3%, higher than 23.0% for 2019. The increase in effective tax rate was due to the favorable tax treatment of the partial equity investment sale of a data processing company in 2019, as well as the change in tax benefit on stock-based compensation (see Note 10, “Stock-Based Compensation” for additional information on the tax benefit on stock-based compensation), and nondeductible compensation from compensation limits between the years.
The accounting for income taxes requires deferred income taxes to be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. This analysis involves the use of estimates, assumptions, interpretation, and judgment concerning accounting pronouncements and federal and state tax codes; therefore, income taxes are considered a critical accounting policy. At December 31, 2020 and 2019, no valuation allowance was determined to be necessary. Additional information on the subjectivity of income taxes is discussed further under “Critical Accounting Policies-Income Taxes.” The Company’s accounting policy for income taxes are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures relative to income taxes are included in Note 12, “Income Taxes” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
BALANCE SHEET ANALYSIS
Loans
Nicolet services a diverse customer base throughout northeastern and central Wisconsin and in Menominee, Michigan including the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, retail, service, and businesses supporting the general building industry. The Company concentrates on originating loans in its local markets and assisting current loan customers. Nicolet actively utilizes government loan programs such as those provided by the U.S. Small Business Administration (“SBA”), including the Paycheck Protection Program, to help customers with current economic conditions and positioning their businesses for the future. In addition to the discussion that follows, accounting policies for loans are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures are included in Note 4, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Table 6: Period End Loan Composition

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$750,718	27%	$806,189	31%	$684,920	32%	$637,337	30%	$428,270	28%
PPP loans	186,016	7%	—	—%	—	—%	—	—%	—	—%
Owner-occupied CRE	521,300	19%	496,372	19%	441,353	20%	430,043	21%	360,227	23%
Agricultural	109,629	4%	95,450	4%	89,069	4%	87,233	5%	80,001	5%
Commercial	1,567,663	57%	1,398,011	54%	1,215,342	56%	1,154,613	56%	868,498	56%
CRE investment	460,721	16%	443,218	17%	343,652	16%	314,463	15%	195,879	12%
Construction & land development	131,283	5%	92,970	4%	80,599	4%	89,660	4%	74,988	5%
Commercial real estate	592,004	21%	536,188	21%	424,251	20%	404,123	19%	270,867	17%
Commercial-based loans	2,159,667	78%	1,934,199	75%	1,639,593	76%	1,558,736	75%	1,139,365	73%
Residential construction	41,707	1%	54,403	2%	30,926	1%	36,995	2%	23,392	1%
Residential first mortgage	444,155	16%	432,167	17%	357,841	17%	363,352	17%	300,304	19%
Residential junior mortgage	111,877	4%	122,771	5%	111,328	5%	106,027	5%	91,331	6%
Residential real estate	597,739	21%	609,341	24%	500,095	23%	506,374	24%	415,027	26%
Retail & other	31,695	1%	30,211	1%	26,493	1%	22,815	1%	14,515	1%
Retail-based loans	629,434	22%	639,552	25%	526,588	24%	529,189	25%	429,542	27%
Total loans	$2,789,101	100%	$2,573,751	100%	$2,166,181	100%	$2,087,925	100%	$1,568,907	100%
Total loans ex. PPP loans	$2,603,085	93%	$2,573,751	100%	$2,166,181	100%	$2,087,925	100%	$1,568,907	100%
Total loans were $2.8 billion at December 31, 2020, an increase of $215 million (8%), compared to total loans of $2.6 billion at December 31, 2019. During 2020, we acquired Advantage, which added total loans of $88 million at acquisition. In addition, we originated 2,725 PPP loans totaling $351 million, bearing a 1% contractual rate, and earned a $12.3 million fee, of which $5.7 million was accreted into interest income during 2020. At December 31, 2020, the net carrying value of PPP loans was $186 million, or 7% of loans, with the decline in balance coming almost exclusively from SBA loan forgiveness, boosting overall borrower equity in their businesses. Given strong participation in the PPP and caution around debt levels, utilization of conventional lines of credit fell. For the first time in recent history, commercial lines of credit declined between year-end periods to $221 million (down $104 million or 32% from December 31, 2019). Excluding PPP loans and commercial lines of credit, all other loans combined increased $133 million (6%) over December 31, 2019 (or up 2%, further excluding loans acquired from Advantage).
As noted in Table 6 above, year-end 2020 loans were broadly 78% commercial-based and 22% retail-based compared to 75% commercial-based and 25% retail-based at year-end 2019. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.
Commercial and industrial loans consist primarily of commercial loans to small businesses, PPP loans, and, to a lesser degree, to municipalities within a diverse range of industries. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans, including the PPP loans, continue to be the largest segment of Nicolet’s portfolio, representing 34% of the portfolio at year-end 2020.
Owner-occupied CRE loans represented 19% of loans at year-end 2020, unchanged from year-end 2019. This category primarily consists of loans within a diverse range of industries secured by business real estate that is occupied by borrowers who operate their businesses out of the underlying collateral and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral.
Agricultural loans consist of loans secured by farmland and the related farming operations. The credit risk related to agricultural loans is largely influenced by the prices farmers can get for their production and/or the underlying value of the farmland. These loans represented 4% of loans at year-end 2020, unchanged from a year ago.
The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. These loans represented 16% of loans at December 31, 2020, compared to 17% of loans at year-end 2019.

Loans in the construction and land development portfolio represented 5% of total loans at year-end 2020. Construction and land development loans provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis.
On a combined basis, Nicolet’s residential real estate loans represented 21% of total loans at year-end 2020 compared to 24% of total loans at year-end 2019. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage loans consist of home equity lines and term loans secured by junior mortgage liens. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential first mortgage loans are sold in the secondary market with the servicing rights retained. Nicolet’s mortgage loans are typically of high quality and have historically had low net charge-off rates.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2020, no significant industry concentrations existed in Nicolet’s portfolio in excess of 10% of total loans. Nicolet has also developed guidelines to manage its exposure to various types of concentration risks.
Table 7: Loan Maturity Distribution
The following table presents the maturity distribution of the loan portfolio at December 31, 2020.

(in thousands)	Loan Maturity
	One Year or Less	Over One Year to Five Years	Over Five Years	Total
Commercial & industrial, including PPP loans	$257,087	$606,888	$72,759	$936,734
Owner-occupied CRE	72,228	373,933	75,139	521,300
Agricultural	30,842	70,786	8,001	109,629
CRE investment	114,169	264,753	81,799	460,721
Construction & land development	76,143	42,639	12,501	131,283
Residential construction *	38,906	286	2,515	41,707
Residential first mortgage	30,417	140,754	272,984	444,155
Residential junior mortgage	7,132	7,200	97,545	111,877
Retail & other	17,584	9,430	4,681	31,695
Total loans	$644,508	$1,516,669	$627,924	$2,789,101
Percent by maturity distribution	23%	54%	23%	100%
Fixed rate	$341,351	$1,439,306	$339,952	$2,120,609
Floating rate	303,157	77,363	287,972	668,492
Total	$644,508	$1,516,669	$627,924	$2,789,101
Fixed rate percent	53%	95%	54%	76%
Floating rate percent	47%	5%	46%	24%
* The residential construction loans with a loan maturity over five years represent a construction to permanent loan product.
Allowance for Credit Losses - Loans
In addition to the discussion that follows, accounting policies for the allowance for credit losses - loans are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional ACL-Loans disclosures are included in Note 4, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Credit risks within the loan portfolio are inherently different for each loan type as described under “BALANCE SHEET ANALYSIS – Loans.” Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses. Loans charged off are subject to continuous review, and specific efforts are taken to achieve maximum recovery of principal, interest, and related expenses. For additional information regarding nonperforming assets see “BALANCE SHEET ANALYSIS – Nonperforming Assets.”
The ACL-Loans represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date. To assess the overall appropriateness of the ACL-Loans, management applies an allocation methodology which focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management's ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonaccrual loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect expected credit losses. Assessing these factors involves significant judgment; therefore, management considers the ACL-Loans a critical accounting policy, as further discussed under “Critical Accounting Policies – Allowance for Credit Losses - Loans.”
Management allocates the ACL-Loans by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve is established for individually evaluated and other credit-deteriorated loans, which management defines as nonaccrual credit relationships over $250,000, collateral dependent loans, and other loans with evidence of credit deterioration. The specific reserve in the ACL-Loans for these credit deteriorated loans is equal to the aggregate collateral or discounted cash flow shortfall. Management allocates the ACL-Loans with historical loss rates by loan segment. The loss factors are measured on a quarterly basis and applied to each loan segment based on current loan balances and projected for their expected remaining life. Next, management allocates the ACL-Loans using the qualitative and environmental factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses at the evaluation date to differ from the historical loss experience of each loan segment. Lastly, management considers reasonable and supportable forecasts to assess the collectability of future cash flows.
Management performs ongoing intensive analysis of its loan portfolio to allow for early identification of customers experiencing financial difficulties, maintains prudent underwriting standards, understands the economy in its markets, and considers the trend of deterioration in loan quality in establishing the level of the ACL-Loans. In addition, various regulatory agencies periodically review the ACL-Loans. These agencies may require the Company to make additions to the ACL-Loans or may require that certain loan balances be charged off or downgraded into classified loan categories when their credit evaluations differ from those of management based on their judgments of collectability from information available to them at the time of their examination.
At December 31, 2020, the ACL-Loans was $32.2 million (representing 1.15% of period end loans and 1.24% of period end loans excluding PPP loans) compared to $14.0 million at December 31, 2019. The increase in the ACL-Loans was largely due to the $9.3 million impact from the adoption of CECL (comprised of $8.5 million for the CECL impact on the loan portfolio and $0.8 million for the PCD gross-up) and a much higher provision for credit losses in 2020 given the unprecedented economic disruption and uncertainty surrounding the COVID pandemic. The components of the ACL-Loans are detailed further in Tables 8 and 9 below.

Table 8: Allowance for Credit Losses - Loans

(in thousands)	Years Ended December 31,
	2020	2019	2018	2017	2016
Allowance for credit losses - loans:
Beginning balance	$13,972	$13,153	$12,653	$11,820	$10,307
Adoption of CECL	8,488	—	—	—	—
Initial PCD ACL	797	—	—	—	—
Total impact for adoption of CECL	9,285	—	—	—	—
Loans charged off:
Commercial & industrial	(812)	(159)	(813)	(1,442)	(279)
Owner-occupied CRE	(530)	(93)	(74)	—	(108)
Agricultural	—	—	—	—	—
CRE investment	(190)	—	(37)	—	—
Construction & land development	—	—	—	(13)	—
Residential construction	—	(226)	—	—	—
Residential first mortgage	(2)	(22)	(85)	(8)	(80)
Residential junior mortgage	—	(80)	—	(72)	(57)
Retail & other	(155)	(347)	(204)	(69)	(60)
Total loans charged off	(1,689)	(927)	(1,213)	(1,604)	(584)
Recoveries of loans previously charged off:
Commercial & industrial	120	420	43	38	26
Owner-occupied CRE	81	2	14	30	5
Agricultural	—	—	—	—	—
CRE investment	—	—	—	1	221
Construction & land development	—	—	—	—	—
Residential construction	—	—	—	—	—
Residential first mortgage	11	36	5	25	31
Residential junior mortgage	67	39	35	3	8
Retail & other	26	49	16	15	6
Total recoveries	305	546	113	112	297
Total net charge-offs	(1,384)	(381)	(1,100)	(1,492)	(287)
Provision for credit losses	10,300	1,200	1,600	2,325	1,800
Ending balance of ACL-Loans	$32,173	$13,972	$13,153	$12,653	$11,820
Ratios:
ACL-Loans to total loans	1.15%	0.54%	0.61%	0.61%	0.75%
ACL-Loans to total loans ex. PPP loans	1.24%	0.54%	0.61%	0.61%	0.75%
ACL-Loans to net charge-offs	2,325%	3,667%	1,196%	848%	4,118%
Net charge-offs to average loans	0.05%	0.02%	0.05%	0.08%	0.02%
Net charge-offs to average loans ex. PPP loans	0.05%	0.02%	0.05%	0.08%	0.02%
The allocation of the ACL-Loans by loan category for each of the past five years is shown in Table 9. The largest portions of the ACL-Loans were allocated to commercial & industrial loans and owner-occupied CRE loans combined, representing 54% and 61% of the ACL-Loans at December 31, 2020 and 2019, respectively. The change in allocated ACL-Loans from December 31, 2019 to December 31, 2020 was consistent with changes related to the adoption of CECL, as well as changes in outstanding loan balances between the years and risk trends within loan categories.

Table 9: Allocation of the Allowance for Credit Losses - Loans

(in thousands)	December 31, 2020	ACL Category as a % of Total ACL *	December 31, 2019	ACL Category as a % of Total ACL *	December 31, 2018	ACL Category as a % of Total ACL *	December 31, 2017	ACL Category as a % of Total ACL *	December 31, 2016	ACL Category as a % of Total ACL *
Commercial & industrial **	$11,644	36%	$5,471	39%	$5,271	40%	$4,934	39%	$3,919	33%
Owner-occupied CRE	5,872	18%	3,010	22%	2,847	22%	2,607	21%	2,867	24%
Agricultural	1,395	4%	579	4%	422	3%	425	3%	435	3%
CRE investment	5,441	17%	1,600	11%	1,470	11%	1,388	11%	1,124	10%
Construction & land development	984	3%	414	3%	510	4%	726	5%	774	7%
Residential construction	421	1%	368	3%	211	2%	251	2%	304	3%
Residential first mortgage	4,773	15%	1,669	12%	1,646	12%	1,609	13%	1,784	15%
Residential junior mortgage	1,086	4%	517	4%	472	4%	488	4%	461	4%
Retail & other	557	2%	344	2%	304	2%	225	2%	152	1%
Total ACL-Loans	$32,173	100%	$13,972	100%	$13,153	100%	$12,653	100%	$11,820	100%

* See Table 6 for the ratio of loans by category to total loans.
** The PPP loans are fully guaranteed by the SBA; thus, no ACL-Loans has been allocated to these loans.
Nonperforming Assets
As part of its overall credit risk management process, management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized. Management is actively working with customers and monitoring credit risk from the unprecedented economic disruptions surrounding the COVID pandemic (as also discussed in the Overview section). Since the pandemic started, nearly 1,000 loans with a current balance of $456 million were provided temporary payment modifications. Initial metrics reflected the loan modifications as 88% commercial and 12% retail, with 67% on interest only payments and 33% on full payment deferrals. As of December 31, 2020, $408 million (90%) had returned to normal payment structures, $29 million (6%) were paid off, $15 million (3%) remain under temporary modification structure, and only $4 million (1%) became troubled debt restructurings (included in Table 10 below). The combined $19 million under modification or restructure represented less than 1% of total loans at December 31, 2020. In addition to the discussion that follows, accounting policies for loans and the ACL-Loans are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional credit quality disclosures are included in Note 4, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonaccrual loans were $9 million at December 31, 2020, compared to $14 million at December 31, 2019. Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $13 million at December 31, 2020, compared to $15 million at December 31, 2019. OREO was $4 million at December 31, 2020, up from $1 million at year-end 2019, with the increase primarily due to the addition of closed bank branch properties. Nonperforming assets as a percent of total assets was 0.29% at December 31, 2020, compared to 0.42% at December 31, 2019.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $21 million (0.7% of total loans) and $23 million (0.9% of total loans) at December 31, 2020 and 2019, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 10: Nonperforming Assets

(in thousands)	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Nonaccrual assets:
Commercial & industrial	$2,646	$6,249	$2,816	$6,016	$358
PPP loans	—	—	—	—	—
Owner-occupied CRE	1,869	3,311	673	533	2,894
Agricultural	1,830	1,898	164	186	217
CRE investment	1,488	1,073	210	4,531	12,317
Construction & land development	327	20	80	—	1,193
Residential construction	—	—	1	80	260
Residential first mortgage	823	1,090	1,265	1,587	2,990
Residential junior mortgage	384	480	262	158	56
Retail & other	88	1	—	4	—
Total nonaccrual loans	9,455	14,122	5,471	13,095	20,285
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	9,455	14,122	5,471	13,095	20,285
OREO:
Commercial real estate owned	—	—	420	185	991
Residential real estate owned	—	—	—	70	29
Bank property real estate owned	3,608	1,000	—	1,039	1,039
Total OREO	3,608	1,000	420	1,294	2,059
Total nonperforming assets (NPAs)	$13,063	$15,122	$5,891	$14,389	$22,344
Performing troubled debt restructurings	$2,120	$—	$—	$—	$—
Ratios:
Nonperforming loans to total loans	0.34%	0.55%	0.25%	0.63%	1.29%
NPAs to total loans plus OREO	0.47%	0.59%	0.27%	0.69%	1.42%
NPAs to total assets	0.29%	0.42%	0.19%	0.49%	0.97%
ACL-Loans to nonperforming loans	340%	99%	240%	97%	58%
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
Table 11: Foregone Loan Interest

(in thousands)	Years Ended December 31,
	2020	2019	2018
Interest income in accordance with original terms	$651	$1,178	$1,046
Interest income recognized	(580)	(935)	(948)
Reduction in interest income	$71	$243	$98

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
Table 12: Investment Securities Portfolio

(in thousands)	December 31, 2020			December 31, 2019			December 31, 2018
	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
U.S. government agency securities	$63,162	$63,451	12%	$16,516	$16,460	4%	$22,467	$21,649	6%
State, county and municipals	226,493	231,868	43%	155,501	156,393	35%	163,702	160,526	40%
Mortgage-backed securities	156,148	162,495	30%	193,223	195,018	43%	134,350	131,644	33%
Corporate debt securities	76,073	81,523	15%	78,009	81,431	18%	87,352	86,325	21%
Total securities AFS	$521,876	$539,337	100%	$443,249	$449,302	100%	$407,871	$400,144	100%

At December 31, 2020, the total fair value of investment securities was $539 million (representing 12% of total assets), compared to $449 million (representing 13% of total assets) at December 31, 2019. The increase in securities AFS from year-end 2019 was primarily due to the purchase of approximately $50 million U.S. Treasury securities in early 2020, $24 million of investments Advantage added at acquisition and an $11 million change in the unrealized gain position (from an unrealized gain of $6 million at December 31, 2019 to an unrealized gain of $17 million at December 31, 2020). At December 31, 2020, the securities AFS portfolio did not contain securities of any single issuer, including any securities issued by a state or political subdivision that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 10% of stockholders’ equity.
In addition to securities AFS, Nicolet had other investments of $28 million and $24 million at December 31, 2020 and 2019, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (“FHLB”) (required as members of the Federal Reserve Bank System and the FHLB System), equity securities with readily determinable fair values, and to a lesser degree equity investments in other private companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus not liquid, have no ready market or quoted market value, and are carried at cost. The private company equity investments have no quoted market prices, and are carried at cost less impairment charges, if any. The other investments are evaluated periodically for impairment, considering financial condition and other available relevant information. A $0.1 million write-off was recorded on the surrender of our Commerce common stock in connection with the terms of the mutual termination of the Commerce merger agreement during 2020, and a $0.1 million impairment charge was recorded on a private company equity investment during 2019.
Table 13: Investment Securities Portfolio Maturity Distribution (1)

December 31, 2020	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- backed Securities		Total Amortized Cost		Total Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government agency securities	$61,736	1.4%	$1,226	2.8%	$200	2.5%	$—	—%	$—	—%	$63,162	1.4%	$63,451
State, county and municipals	19,599	2.6%	101,685	2.4%	97,462	2.3%	7,747	1.9%	—	—%	226,493	2.4%	231,868
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	156,148	2.9%	156,148	2.9%	162,495
Corporate debt securities	3,982	1.9%	65,391	3.2%	—	—%	6,700	4.1%	—	—%	76,073	3.2%	81,523
Total amortized cost	$85,317	1.7%	$168,302	2.7%	$97,662	2.4%	$14,447	3.0%	$156,148	2.9%	$521,876	2.5%	$539,337
Total fair value and carrying value	$85,712		$174,975		$100,445		$15,710		$162,495				$539,337
	16%		32%		19%		3%		30%				100%
(1) The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% adjusted for the disallowance of interest expense.
Deposits
Deposits represent Nicolet’s largest source of funds. Nicolet competes with other bank and nonbank institutions for deposits, as well as with a number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Deposit challenges include competitive deposit product features, price changes on deposit products given movements in the rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Additional disclosures on deposits are included in Note 7, “Deposits,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Table 14: Period End Deposit Composition

(in thousands)	December 31, 2020		December 31, 2019		December 31, 2018
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,212,787	31%	$819,055	28%	$753,065	29%
Money market and interest-bearing demand	1,551,325	40%	1,241,642	42%	1,163,369	45%
Savings	521,814	13%	343,199	11%	294,068	11%
Time	624,473	16%	550,557	19%	403,636	15%
Total deposits	$3,910,399	100%	$2,954,453	100%	$2,614,138	100%
Brokered transaction accounts	$46,340	1%	$48,497	1%	$62,021	2%
Brokered time deposits	278,521	7%	111,694	4%	19,328	1%
Total brokered deposits	$324,861	8%	$160,191	5%	$81,349	3%
Customer transaction accounts	$3,239,586	83%	$2,355,399	80%	$2,148,481	82%
Customer time deposits	345,952	9%	438,863	15%	384,308	15%
Total customer deposits (core)	$3,585,538	92%	$2,794,262	95%	$2,532,789	97%
Total deposits were $3.9 billion at December 31, 2020, an increase of $956 million (32%) over year-end 2019. Since December 31, 2019, customer transaction accounts increased $884 million (38%), including $490 million in interest-bearing transaction accounts and $394 million in noninterest-bearing transaction accounts, influenced by the very uncertain times, government stimulus payments and pandemic stay-at-home orders, which reduced spending and increased liquidity of many consumers and businesses, and by PPP loan proceeds retained on deposit by commercial borrowers. In addition, during 2020, we acquired Advantage, which added customer deposits of $141 million at acquisition. Total brokered deposits increased $165 million over year-end 2019, largely due to our liquidity build executed at the onset of the pandemic. In the second half of 2020, given continued growth in core deposit funding, brokered deposits were allowed to mature without renewal and nearly half of the brokered time deposits outstanding at year-end 2020 are expected to mature in 2021.
On average, deposits grew $841 million (32%) between 2020 and 2019 (as detailed in Table 1), primarily due to the timing of the acquisitions (Choice in November 2019 and Advantage in August 2020) and the signficant increase in deposits from government stimulus activities and deposited PPP loan proceeds. Noninterest-bearing demand deposits increased $292 million (40%) and core interest-bearing deposits (savings, interest-bearing demand, money market) increased $347 million (25%), while core time deposits decreased $12 million (3%). Average brokered deposits grew $214 million, attributable to the mix of deposits acquired with Choice and the procurement of brokered deposits at the onset of the pandemic as part of liquidity actions.
Table 15: Maturity Distribution of Certificates of Deposit of $100,000 or More

(in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
3 months or less	$46,575	$55,464	$28,466
Over 3 months through 6 months	38,586	55,000	30,438
Over 6 months through 12 months	40,795	54,700	68,983
Over 12 months	79,326	120,346	57,992
Total	$205,282	$285,510	$185,879

Other Funding Sources
Other funding sources include short-term borrowings (zero at both December 31, 2020 and 2019) and long-term borrowings (totaling $54 million and $68 million at December 31, 2020 and 2019, respectively). Short-term borrowings consist mainly of short-term FHLB advances, customer repurchase agreements maturing in less than nine months or federal funds purchased. Long-term borrowings include FHLB advances, PPP Liquidity Facility (“PPPLF”) funding (credit provided by the Federal Reserve to financial institutions participating in the PPP loan program), junior subordinated debentures (largely qualifying as Tier 1 capital for regulatory purposes given their long maturity dates, even though they are redeemable in whole or in part at par), and subordinated notes (issued in 2015 with 10-year maturities, callable on or after the fifth anniversary date of their respective issuance dates, and qualifying as Tier 2 capital for regulatory purposes). The interest on all long-term borrowings is current.
During 2020, the Company added $24 million in long-term FHLB advances to support liquidity actions initiated at the onset of the pandemic (prior to the announcement of government stimulus) and $344 million of PPPLF funding to support the PPP loans. Based on growth in core deposits during the year, select long-term FHLB advances and the full PPPLF funding was repaid in the second half of 2020. In addition, the subordinated notes ($12 million at 5% fixed) were fully redeemed on November 16, 2020, and one issuance of junior subordinated debentures ($6 million at 8% fixed) was redeemed in full on December 31, 2020. See Note 8, “Short and Long-Term Borrowings,” of the Notes to Consolidated Financial Statements under Part II, Item 8 for additional details. See section “Liquidity Management,” for information on available other funding sources at December 31, 2020.
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
Given the stable core customer deposit base, fairly consistent patterns of activity in the core deposit base (including extra growth in core deposits during the pandemic as previously discussed), and the minimal use of capacity available in numerous non-core funding sources, Nicolet's liquidity levels and resources have been sufficient to fund loans, accommodate deposit trends and cycles, and to meet other cash needs as necessary. At the onset of the pandemic, but prior to the announcement of government stimulus, management initiated preparatory actions to increase on-balance sheet liquidity to ensure we could meet customer needs, and brokered deposits of approximately $200 million were procured, increasing liquid cash. These actions proved later to not be necessary, leading us to reduce non-deposit leverage in the second half of 2020. In addition to the on-balance sheet liquidity build, remaining liquidity facilities continue to provide capacity and flexibility in an uncertain time.
Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of additional brokered deposits or other wholesale funding. All securities AFS and equity securities (included in other investments) are reported at fair value on the consolidated balance sheet. At December 31, 2020, approximately 27% of the $539 million securities AFS portfolio was pledged to secure public deposits and short-term borrowings, as applicable, and for other purposes as required by law. Additional funding sources at December 31, 2020, consist of a $10 million available and unused line of credit at the holding company, $175 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $163 million, and borrowing capacity in the brokered deposit market.
In consideration of the funds availability for the Bank and the current high levels of cash in a very low interest rate environment, management has taken prudent pricing actions on deposits and loans, as well as actions to reduce non-deposit funding. Brokered deposits have matured without renewal, selected FHLB advances were repaid early, and the PPPLF funding was fully paid back (approximately $335 million used for 5 months at a cost of 35 bps). In addition, we fully redeemed our subordinated notes ($12 million at 5% fixed) in November and one of our junior subordinated debenture issuances ($6 million at 8% fixed) in December.
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, debt service requirements and, when opportune, for common stock repurchases or investment in other strategic actions such as mergers or acquisitions. At December 31, 2020, the Parent Company had $50 million in cash. Additional cash sources, among others, available to the Parent Company include its $10 million available and unused line of credit, and access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds, as more fully described in “Business—Regulation of the Bank – Payment of Dividends” and in Note 16, “Regulatory Capital Requirements,” in the Notes to the Consolidated Financial Statements under Part II, Item 8. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.
Cash and cash equivalents at December 31, 2020 and 2019 were approximately $803 million and $182 million, respectively. The $621 million increase in cash and cash equivalents since year-end 2019 included $79 million net cash provided by operating activities (mostly earnings), more than offset by $209 million net cash used in investing activities (primarily to fund loan growth, mostly PPP loans) and $751 million net cash provided by financing activities (with funds from increased deposits partly offset by the early redemption of selected debt and common stock repurchases). Nicolet’s liquidity resources were sufficient as of December 31, 2020 to fund loans, accommodate deposit trends and cycles, and to meet other cash needs as necessary.

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
Among other scenarios, Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned above and reflect the changed interest rate environment in response to the current crisis. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at December 31, 2020 and 2019, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 16 below. The results were within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps, and given the relatively short nature of the Company’s balance sheet, reflect a largely unchanged risk position as expected.
Table 16: Interest Rate Sensitivity

	December 31, 2020	December 31, 2019
200 bps decrease in interest rates	(0.8)%	(1.8)%
100 bps decrease in interest rates	(0.8)%	(1.0)%
100 bps increase in interest rates	4.0%	0.8%
200 bps increase in interest rates	8.1%	1.7%
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
The Company’s regulatory capital ratios remain well above minimum regulatory ratios, including the capital conservation buffer. At December 31, 2020, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. For a discussion of the regulatory restrictions applicable to the Company and the Bank, see section “Business-Regulation of Nicolet” and “Business-Regulation of the Bank,” included within Part I, Item 1. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in Table 17.
Table 17: Capital

($ in thousands)	December 31, 2020	December 31, 2019
Company Stock Repurchases: *
Common stock repurchased during the year (dollars)	$40,544	$18,701
Common stock repurchased during the year (shares)	646,748	310,781
Company Risk-Based Capital:
Total risk-based capital	$406,325	$404,573
Tier 1 risk-based capital	385,068	378,608
Common equity Tier 1 capital	361,162	348,454
Total capital ratio	12.9%	13.4%
Tier 1 capital ratio	12.2%	12.6%
Common equity tier 1 capital ratio	11.4%	11.6%
Tier 1 leverage ratio	9.0%	11.9%
Bank Risk-Based Capital:
Total risk-based capital	$351,081	$323,432
Tier 1 risk-based capital	329,824	309,460
Common equity Tier 1 capital	329,824	309,460
Total capital ratio	11.2%	10.8%
Tier 1 capital ratio	10.5%	10.3%
Common equity tier 1 capital ratio	10.5%	10.3%
Tier 1 leverage ratio	7.8%	9.8%
* Reflects only the common stock repurchased under board of director authorizations.
At December 31, 2020, Nicolet’s total capital was $539 million, compared to $516 million at December 31, 2019 (mostly due to solid earnings and favorable changes in the fair value AFS securities, partly offset by common stock repurchase activity and the $6 million net impact of adopting CECL). Book value per common share increased to $53.86 at year-end 2020, up 10% over $48.76 at year-end 2019.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. Based on this evaluation, the Company early redeemed certain capital-equivalent debt during fourth quarter 2020, including its higher-costing subordinated Notes ($12 million at 5% fixed) and one issuance of junior subordinated debentures ($6 million at 8% fixed). These redemptions reduced the Company’s Tier 1 risk-based capital $6 million and Total risk-based capital $16 million. The redemptions had no impact on the Bank’s risk-based capital.
Through an ongoing repurchase program, the Board has authorized the repurchase of Nicolet’s common stock as an alternative use of capital. During 2020, $40.5 million was used to repurchase and cancel nearly 646,700 shares at a weighted average price per share of $62.69. At December 31, 2020, there remained $20.4 million authorized under this repurchase program, as modified, to be utilized from time to time to repurchase shares in the open market, through block transactions or in private transactions.
Off-Balance Sheet Arrangements, Lending-Related Commitments and Contractual Obligations
Nicolet is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2020, interest rate lock commitments to originate residential mortgage loans held for sale of $113 million (included in the commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale of $20 million are considered derivative instruments. Further information and discussion of these commitments is included in Note 13, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, under Part II, Item 8.
The table below outlines the principal amounts and timing of Nicolet’s contractual obligations. The amounts presented below exclude amounts due for interest, if applicable, and include any unamortized premiums / discounts or other similar carrying value adjustments. Most of these obligations are routinely refinanced into similar replacement obligations. However, renewal of these obligations is dependent on the ability to procure competitive interest rates, liquidity needs, availability of collateral for pledging purposes supporting the long-term advances, or other borrowing alternatives. As of December 31, 2020, Nicolet had the following contractual obligations.
Table 18: Contractual Obligations

(in thousands)	Note	Maturity by Years
	Reference	Total	1 or less	1-3	3-5	Over 5
Time deposits	7	$624,473	$335,433	$233,330	$54,713	$997
Long-term borrowings	8	53,869	4,000	—	5,000	44,869
Operating leases	5	3,201	920	1,277	497	507
Total long-term contractual obligations		$681,543	$340,353	$234,607	$60,210	$46,373

Fourth Quarter 2020 Results
Nicolet recorded net income of $18.0 million for fourth quarter 2020, or $1.74 for diluted earnings per common share, compared to $12.3 million, or $1.18, respectively for fourth quarter 2019. Return on average assets was 1.58% and 1.46% for fourth quarter 2020 and 2019, respectively, even with the elevated cash assets in 2020. See Table 19 for selected quarterly information.
Net interest income increased $3.5 million (12%) between the comparable fourth quarter periods, despite a 77 bps decline in net interest margin, mostly due to the high cash levels and much lower interest rate environment. Interest income increased $1.8 million (including $6.3 million on higher volumes, partly offset by $4.5 million lower rates), while interest expense decreased $1.7 million (with $2.8 million from lower rates more than covering the $1.1 million higher volumes). The net interest margin between the comparable quarters decreased 77 bps to 3.29% in fourth quarter 2020, comprised of 60 bps lower interest rate spread (to 3.10%, as the yield on earning assets decreased 114 bps and the rate on interest-bearing liabilities decreased 54 bps) and a 17 bps lower contribution from net free funds (with the higher balances worth less in the very low interest rate environment).
Average interest-earning assets increased $1.1 billion to $4.1 billion for fourth quarter 2020, largely due to growth in loans (up $430 million) and other interest-earning assets, which is mostly cash (up $591 million). The mix of average earning assets between fourth quarter periods shifted from 82% in average loans, 14% in average investments, and 4% in other interest-earning assets (mostly low-earning cash assets) to 70% in loans, 13% in investments, and 17% in other interest-earning assets for fourth quarter 2020. On the funding side, average interest-bearing deposits were up $651 million and average demand deposits increased $386 million.
Noninterest income for fourth quarter 2020 increased $3.6 million (27%) to $16.9 million versus fourth quarter 2019. Net mortgage income increased $2.9 million (60%), mostly on higher sale gains and capitalized gains combined (up $3.6 million) from strong refinance activity and better pricing between the comparable quarters, partly offset by an unfavorable change in the fair values on the mortgage derivatives and mortgage servicing asset combined (down $0.8 million). Trust services fee income and brokerage fee income combined grew $0.6 million (17%), consistent with growth in accounts and assets under management in a volatile market.
On a comparable quarter basis, noninterest expense was minimally changed (down $0.1 million) to $25.4 million for fourth quarter 2020. Personnel expense of $15.2 million, increased $1.6 million (12%) from fourth quarter 2019, reflecting changes in the timing (with 2019 including a mid-year profit sharing contribution after the partial equity sale of a data processing entity versus a fourth quarter contribution in 2020) and mix of incentive compensation. All nonpersonnel expense categories combined were down $1.7 million (14%), as fourth quarter 2019 included a $0.7 million lease termination charge for the closure of Nicolet's Oshkosh branch in conjunction with the Choice acquisition and a $0.8 million full write-off of non-bank goodwill.
For fourth quarter 2020, Nicolet recognized income tax expense of $6.1 million with an effective tax rate of 25.4%, compared to income tax expense of $5.7 million with an effective tax rate of 31.4% for fourth quarter 2019. The increase in income tax expense was attributable to a 34% increase in pretax income, partly offset by salary deduction limitations that exceeded the tax benefit on stock-based compensation between the comparable fourth quarter periods (tax benefit of $0.1 million and $1.3 million in fourth quarter 2020 and 2019, respectively, mainly due to large stock option exercises in fourth quarter 2019). Additional information on income taxes is also included in “Income Taxes,” and Note 12, “Income Taxes” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2020 and 2019.
Table 19: Selected Quarterly Financial Data

(in thousands, except per share data)	2020 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$38,037	$37,270	$36,892	$37,003
Interest expense	4,019	4,710	5,395	5,740
Net interest income	34,018	32,560	31,497	31,263
Provision for credit losses	1,300	3,000	3,000	3,000
Noninterest income	16,879	18,691	17,471	9,585
Noninterest expense	25,367	23,685	27,813	23,854
Income before income tax expense	24,230	24,566	18,155	13,994
Income tax expense	6,145	6,434	4,576	3,321
Net income	18,085	18,132	13,579	10,673
Less: Net income attributable to noncontrolling interest	98	30	101	118
Net income attributable to Nicolet Bankshares, Inc.	$17,987	$18,102	$13,478	$10,555
Basic earnings per common share*	$1.79	$1.75	$1.29	$1.00
Diluted earnings per common share*	$1.74	$1.72	$1.28	$0.98

	2019 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$36,192	$34,667	$34,570	$33,159
Interest expense	5,723	5,477	5,626	5,684
Net interest income	30,469	29,190	28,944	27,475
Provision for credit losses	300	400	300	200
Noninterest income	13,309	12,312	18,560	9,186
Noninterest expense	25,426	22,887	25,727	22,759
Income before income tax expense	18,052	18,215	21,477	13,702
Income tax expense	5,670	4,603	2,833	3,352
Net income	12,382	13,612	18,644	10,350
Less: Net income attributable to noncontrolling interest	87	82	95	83
Net income attributable to Nicolet Bankshares, Inc.	$12,295	$13,530	$18,549	$10,267
Basic earnings per common share*	$1.22	$1.45	$1.98	$1.09
Diluted earnings per common share*	$1.18	$1.40	$1.91	$1.05
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
2019 Compared to 2018
Net income attributable to Nicolet was $54.6 million for 2019, or $5.52 per diluted common share. Comparatively, 2018 net income attributable to Nicolet was $41.0 million or $4.12 per diluted common share. Return on average assets was 1.75% and 1.38% for 2019 and 2018, respectively, while return on average common equity was 12.89% for 2019 and 11.04% for 2018. Book value per common share was $48.76 at December 31, 2019, up 20% over $40.72 at December 31, 2018.
Key factors contributing to the 2019 versus 2018 results are discussed below.
•Net income for 2019 benefited from the net of two nonrecurring items in the second quarter, a $7.4 million after-tax gain on the partial sale of our equity interest in a data processing company, and $2.75 million ($2.0 million after-tax) in personnel expense for retirement-related compensation declared to benefit all employees after that sale. Excluding these two nonrecurring items, 2019 net income would be $49.2 million (20% over 2018), return on average assets would be 1.58% and diluted earnings per share would be $4.98 (or 21% over 2018).
•Net interest income was $116.1 million for 2019, an increase of $9.4 million or 9% compared to 2018, as we exercised discipline in the challenging rate environment. Interest income grew $13.1 million (overcoming $0.9 million lower aggregate discount income on purchased loans), aided by a 5% increase in average interest-earning assets and the elevated rate environment particularly on new, renewed and variable rate loans through the first half of 2019, before rates declined during the second half. Interest expense increased $3.6 million, primarily due to the initially rising rates on a relatively unchanged funding base. The improvement consisted of $7.1 million from net favorable volume and mix variances, and $2.2 million from favorable rate variances. The interest rate spread increased 7 bps to 3.84% for 2019, due to the increase in the interest-earning asset yield (up 26 bps to 5.00% for 2019), exceeding the rise in the cost of funds (up 19 bps to 1.16% for 2019). The contribution from net free funds increased 8 bps due to stronger net free fund balances (led by a 16% increase in average noninterest-bearing demand deposits) and the higher cost of funds. As a result, the net interest margin increased 15 bps to 4.19% for 2019, compared to 4.04% for 2018. Tables 1, 2, and 3 show additional average balance sheet, net interest income, and net interest margin information.
•Loans were $2.6 billion at December 31, 2019, an increase of $408 million (19%) compared to $2.2 billion at December 31, 2018, largely due to the acquisition of Choice. Excluding the $348 million loans Choice added at acquisition in 2019, loans increased $60 million (3%) over year-end 2018, reflective of the growth in Nicolet's markets. Average loans were $2.3 billion in 2019 yielding 5.57%, compared to $2.1 billion in 2018 yielding 5.37%, a 6% increase in average balances. Table 6 shows additional information on loans.
•Total deposits were $3.0 billion at December 31, 2019, an increase of $340 million (13%) over December 31, 2018, largely due to the acquisition of Choice. Excluding the $289 million deposits Choice added at acquisition in 2019, deposits increased $51 million (2%) over 2018. Between 2019 and 2018, average deposits increased $89 million (4%), with average cored deposits up $106 million from solid growth in noninterest-bearing demand deposits (up $99 million to represent 28% of total deposits for 2019 versus 25% for 2018), partly offset by a reduction in brokered deposits. Tables 14 and 15 show additional information on deposits.
•Asset quality measures remained strong. Nonperforming assets were $15 million, representing 0.42% of total assets at December 31, 2019, compared to $6 million, representing 0.19% of assets at December 31, 2018. For 2019, the provision for credit losses was $1.2 million, exceeding net charge-offs of $0.4 million, versus provision of $1.6 million and net charge-offs of $1.1 million for 2018. The ACL-Loans was $14.0 million at December 31, 2019 (representing 0.54% of loans), compared to $13.2 million (representing 0.61% of loans) at December 31, 2018. Tables 8, 9, 10, and 11 show additional information on asset quality measures.
•Noninterest income was $53.4 million for 2019 (including $7.9 million of net asset gains, largely from the equity interest sale noted above), compared to $39.5 million for 2018 (including $1.2 million of net asset gains). Excluding the net asset gains, noninterest income was up $7.1 million (19%), most notably in net mortgage income (up $5.5 million or 87% on significantly higher volumes), trust and brokerage fees combined (up $0.8 million or 6%), and card interchange income (up $0.8 million or 15%), benefiting from increased business and activity. Table 4 shows additional noninterest income information.
•Noninterest expense was $96.8 million for 2019, an increase of $7.0 million (8%) over 2018 noninterest expense of $89.8 million, mostly due to the continued investment in people and improvements. Personnel expense was $54.4 million for 2019, up $5.0 million (10%) over 2018, including the one-time compensation action noted above, as well as merit increases on a minimally changed workforce (with average full-time equivalent employees up 1% between the years), and higher cash and equity incentives supporting strong performance. Non-personnel expenses also increased on a combined basis (up $2.1 million or 5%), mostly due to volume-based processing costs partially offset by process efficiencies, as well as a $0.7 million lease termination charge on a branch closure related to the Choice acquisition and $0.8 million full write-off of non-bank goodwill for a change in business strategy. Table 5 shows additional noninterest expense information.
Critical Accounting Policies
The consolidated financial statements of Nicolet are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the consolidated financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the valuation of loan acquisition transactions, as well as the determination of the allowance for credit losses and income taxes and, therefore, are critical accounting policies. The critical accounting policies are discussed directly with Nicolet’s Audit Committee. In addition to the discussion that follows, these critical accounting policies are further described in Note 1, “Nature of Business and Significant Accounting Policies,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Business Combinations and Valuation of Loans Acquired in Business Combinations
We account for acquisitions under Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at the estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities, where it was not possible to estimate the acquisition date fair value upon consummation. Management finalized the fair values of acquired assets and assumed liabilities within this 12-month period and management currently considers such values to be the Day 1 Fair Values for the acquisition transactions.
In particular, the valuation of acquired loans involves significant estimates, assumptions and judgment based on information available as of the acquisition date. Loans acquired in a business combination transaction are evaluated either individually or in pools of loans with similar characteristics; including consideration of a credit component. A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.
Allowance for Credit Losses - Loans
Management’s evaluation process used to determine the appropriateness of the ACL-Loans is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect probable credit losses. Because interpretation and analysis involves judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated credit losses and therefore the appropriateness of the ACL-Loans could change significantly. Effective January 1, 2020, the Company changed its methodology for accounting for the allowance for credit losses-loans due to the adoption of a new accounting standard, which requires use of a lifetime expected credit losses model versus the historical incurred credit losses model. See section Recent Accounting Pronouncements Adopted within Note 1, “Nature of Business and Significant Accounting Policies,” in the Notes to Consolidated Financial Statements, under Part II, Item 8 for additional information on this new accounting standard.
The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ACL-Loans and includes allocations for individually evaluated credit-deteriorated loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative and environmental factors. The methodology includes evaluation and consideration of several factors, including but not limited to: management’s ongoing review and grading of the loan portfolio, evaluation of facts and issues related to specific loans, consideration of historical loan loss and delinquency experience on each portfolio segment, trends in past due and nonaccrual loans, the risk characteristics of specific loans or various loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, the fair value of underlying collateral, existing economic conditions, and other qualitative and quantitative factors which could affect expected credit losses. In addition, with adoption of CECL in 2020, the model also now considers reasonable and supportable forecasts to assess the collectability of future cash flows. While management uses the best information available to make its evaluation, future adjustments to the ACL-Loans may be necessary if there are significant changes in economic conditions (both existing and forecast) or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ACL-Loans is made for analytical purposes and is not necessarily indicative of the trend of future credit losses in any particular loan category. The ACL-Loans is available to absorb losses from any segment of the loan portfolio. Management believes the ACL-Loans is appropriate at December 31, 2020. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements.
Consolidated net income and stockholders’ equity could be affected if management’s estimate of the ACL-Loans necessary to cover expected credit losses is subsequently materially different, requiring a change in the level of provision for credit losses to be recorded. While management uses currently available information to recognize expected credit losses on loans, future adjustments to the ACL-Loans may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions or forecassts that affect Nicolet’s customers. As an integral part of their examination process, federal regulatory agencies also review the ACL-Loans. Such agencies may require additions to the ACL-Loans or may require that certain loan balances be charged-off or downgraded into classified loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examination.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NICOLET BANKSHARES, INC. Consolidated Balance Sheets
(In thousands, except share and per share data)	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$88,460	$75,433
Interest-earning deposits	714,399	106,626
Federal funds sold	—	—
Cash and cash equivalents	802,859	182,059
Certificates of deposit in other banks	29,521	19,305
Securities available for sale (“AFS”), at fair value	539,337	449,302
Other investments	27,619	24,072
Loans held for sale	21,450	2,706
Loans	2,789,101	2,573,751
Allowance for credit losses - loans (“ACL-Loans”)	(32,173)	(13,972)
Loans, net	2,756,928	2,559,779
Premises and equipment, net	59,944	56,469
Bank owned life insurance (“BOLI”)	83,262	78,140
Goodwill and other intangibles, net	175,353	165,967
Accrued interest receivable and other assets	55,516	39,461
Total assets	$4,551,789	$3,577,260

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$1,212,787	$819,055
Interest-bearing deposits	2,697,612	2,135,398
Total deposits	3,910,399	2,954,453
Short-term borrowings	—	—
Long-term borrowings	53,869	67,629
Accrued interest payable and other liabilities	48,332	38,188
Total liabilities	4,012,600	3,060,270
Stockholders’ Equity:
Common stock	100	106
Additional paid-in capital	273,390	312,733
Retained earnings	252,952	199,005
Accumulated other comprehensive income (loss)	12,747	4,418
Total Nicolet Bankshares, Inc. stockholders’ equity	539,189	516,262
Noncontrolling interest	—	728
Total stockholders’ equity and noncontrolling interest	539,189	516,990
Total liabilities, noncontrolling interest and stockholders’ equity	$4,551,789	$3,577,260

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	10,011,342	10,587,738
Common shares issued	10,030,267	10,610,259

 See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Income	Years Ended December 31,
(In thousands, except share and per share data)	December 31, 2020	December 31, 2019	December 31, 2018
Interest income:
Loans, including loan fees	$136,372	$125,524	$113,953
Investment securities:
Taxable	8,118	7,584	6,068
Tax-exempt	2,101	2,075	2,296
Other interest income	2,611	3,405	3,220
Total interest income	149,202	138,588	125,537
Interest expense:
Deposits	16,641	18,965	15,420
Short-term borrowings	66	5	9
Long-term borrowings	3,157	3,540	3,460
Total interest expense	19,864	22,510	18,889
Net interest income	129,338	116,078	106,648
Provision for credit losses	10,300	1,200	1,600
Net interest income after provision for credit losses	119,038	114,878	105,048
Noninterest income:
Trust services fee income	6,463	6,227	6,498
Brokerage fee income	9,753	8,115	7,042
Mortgage income, net	29,807	11,878	6,344
Service charges on deposit accounts	4,208	4,824	4,845
Card interchange income	6,998	6,498	5,665
BOLI income	2,710	2,369	2,418
Asset gains (losses), net	(1,805)	7,897	1,169
Other income	4,492	5,559	5,528
Total noninterest income	62,626	53,367	39,509
Noninterest expense:
Personnel	57,121	54,437	49,476
Occupancy, equipment and office	16,718	14,788	14,574
Business development and marketing	5,396	5,685	5,324
Data processing	10,694	9,950	9,514
Intangibles amortization	3,567	3,872	4,389
Other expense	7,223	8,067	6,481
Total noninterest expense	100,719	96,799	89,758
Income before income tax expense	80,945	71,446	54,799
Income tax expense	20,476	16,458	13,446
Net income	60,469	54,988	41,353
Less: Net income attributable to noncontrolling interest	347	347	317
Net income attributable to Nicolet Bankshares, Inc.	$60,122	$54,641	$41,036
Earnings per common share:
Basic	$5.82	$5.71	$4.26
Diluted	$5.70	$5.52	$4.12
Weighted average common shares outstanding:
Basic	10,337,138	9,561,978	9,640,258
Diluted	10,541,251	9,900,319	9,956,353

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Comprehensive Income	Years Ended December 31,
(In thousands)	2020	2019	2018
Net income	$60,469	$54,988	$41,353
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	11,803	13,758	(3,715)
Net (gains) losses included in income	(395)	22	212
Income tax (expense) benefit	(3,079)	(3,722)	946
Total other comprehensive income (loss), net of tax	8,329	10,058	(2,557)
Comprehensive income	$68,798	$65,046	$38,796

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Changes in Stockholders’ Equity
	Nicolet Bankshares, Inc. Stockholders’ Equity
(In thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balances at December 31, 2017	$98	$263,835	$102,391	$(2,146)	$701	$364,879
Comprehensive income:
Net income	—	—	41,036	—	317	41,353
Other comprehensive income (loss)	—	—	—	(2,557)	—	(2,557)
Stock-based compensation expense	—	4,901	—	—	—	4,901
Exercise of stock options, net	1	1,517	—	—	—	1,518
Issuance of common stock	—	282	—	—	—	282
Purchase and retirement of common stock	(4)	(22,745)	—	—	—	(22,749)
Distribution to noncontrolling interest	—	—	—	—	(275)	(275)
Adoption of new accounting pronouncement	—	—	937	(937)	—	—
Balances at December 31, 2018	$95	$247,790	$144,364	$(5,640)	$743	$387,352
Comprehensive income:
Net income	—	—	54,641	—	347	54,988
Other comprehensive income (loss)	—	—	—	10,058	—	10,058
Stock-based compensation expense	—	5,038	—	—	—	5,038
Exercise of stock options, net	3	8,147	—	—	—	8,150
Issuance of common stock in acquisitions, net of capitalized issuance costs of $163	12	79,622	—	—	—	79,634
Issuance of common stock	—	592	—	—	—	592
Purchase and retirement of common stock	(4)	(28,456)	—	—	—	(28,460)
Distribution to noncontrolling interest	—	—	—	—	(362)	(362)
Balances at December 31, 2019	$106	$312,733	$199,005	$4,418	$728	$516,990
Comprehensive income:
Net income	—	—	60,122	—	347	60,469
Other comprehensive income (loss)	—	—	—	8,329	—	8,329
Stock-based compensation expense	—	5,700	—	—	—	5,700
Exercise of stock options, net	—	1,474	—	—	—	1,474
Issuance of common stock	—	581	—	—	—	581
Purchase and retirement of common stock	(6)	(42,082)	—	—	—	(42,088)
Purchase of noncontrolling interest	—	(5,016)	—	—	(860)	(5,876)
Distribution to noncontrolling interest	—	—	—	—	(215)	(215)
Adoption of new accounting pronouncement (See Note 1)	—	—	(6,175)	—	—	(6,175)
Balances at December 31, 2020	$100	$273,390	$252,952	$12,747	$—	$539,189

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Cash Flows	Years Ended December 31,
(In thousands)	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$60,469	$54,988	$41,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	10,685	7,311	6,282
Provision for credit losses	10,300	1,200	1,600
Provision for deferred taxes	3,127	(2,652)	(1,521)
Increase in cash surrender value of life insurance	(2,199)	(1,967)	(1,857)
Stock-based compensation expense	5,700	5,038	4,901
Assets (gains) losses, net	1,805	(7,897)	(1,169)
Gain on sale of loans held for sale, net	(29,966)	(11,244)	(5,499)
Proceeds from sale of loans held for sale	854,608	425,530	241,739
Origination of loans held for sale	(848,337)	(418,229)	(234,416)
Net change in accrued interest receivable and other assets	6,991	(2,951)	(666)
Net change in accrued interest payable and other liabilities	5,716	9,010	242
Net cash provided by (used in) operating activities	78,899	58,137	50,989
Cash Flows From Investing Activities:
Net (increase) decrease in certificates of deposit in other banks	9,167	(1,924)	753
Purchases of securities AFS	(170,518)	(95,627)	(76,564)
Proceeds from sales of securities AFS	19,045	23,405	5,280
Proceeds from calls and maturities of securities AFS	94,818	53,933	66,706
Net (increase) decrease in loans	(125,020)	(57,156)	(71,629)
Purchases of other investments	(4,360)	(2,669)	(1,550)
Proceeds from sales of other investments	—	17,144	807
Net increase in premises and equipment	(10,791)	(4,392)	(4,260)
Proceeds from sales of other real estate and other assets	343	457	2,824
Purchase of BOLI	—	(5,000)	—
Proceeds from redemption of BOLI	440	1,348	561
Net cash (paid) received in business combination	(21,820)	7,331	—
Net cash provided by (used in) investing activities	(208,696)	(63,150)	(77,072)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	815,094	49,259	143,153
Net increase (decrease) in short-term borrowings	—	(4,233)	—
Proceeds from long-term borrowings	367,842	—	—
Repayments of long-term borrowings	(384,091)	(87,237)	(1,253)
Distribution to noncontrolling interest	(215)	(362)	(275)
Purchase of noncontrolling interest	(8,000)	—	—
Capitalized issuance costs, net	—	(163)	—
Purchase and retirement of common stock	(42,088)	(28,460)	(22,749)
Proceeds from issuance of common stock, net	2,055	8,742	1,800
Net cash provided by (used in) financing activities	750,597	(62,454)	120,676
Net increase (decrease) in cash and cash equivalents	620,800	(67,467)	94,593
Beginning cash and cash equivalents	182,059	249,526	154,933
Ending cash and cash equivalents *	$802,859	$182,059	$249,526
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$23,485	$22,334	$18,537
Cash paid for taxes	21,969	16,140	10,821
Transfer of loans and bank premises to other real estate owned	2,608	1,025	607
Capitalized mortgage servicing rights	5,256	2,876	1,203
Acquisitions:
Fair value of assets acquired	$160,000	$412,000	$—
Fair value of liabilities assumed	146,000	377,000	—
Net assets acquired	$14,000	$35,000	$—
Common stock issued in acquisitions	—	79,797	—
* Cash and cash equivalents at December 31, 2020 include restricted cash of $1.9 million pledged as collateral on interest rate swaps and no reserve balance was required with the Federal Reserve. At December 31, 2019 cash and cash equivalents included restricted cash of $1.3 million pledged as collateral on interest rate swaps and $6.0 million for the reserve balance required with the Federal Reserve, while at December 31, 2018, cash and cash equivalents included $6.3 million for the reserve balance required with the Federal Reserve and no cash was pledged as collateral on interest rate swaps.
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

At December 31, 2020, the Company had two wholly owned subsidiaries, the Bank and Nicolet Advisory Services, LLC (“Nicolet Advisory”). At December 31, 2020, the Bank wholly owns an investment subsidiary based in Nevada, a subsidiary in Green Bay that provides a web-based investment management platform for financial advisor trades and related activity, and an entity that owns the building in which Nicolet is headquartered, Nicolet Joint Ventures, LLC (the “JV”). The JV was owned 50% by a real estate development and investment firm (the “Firm”) through the JV until late 2020 when the Bank became the 100% owner and sole managing member of the JV. The Firm is considered a related party, as one of its principals is a Board member and shareholder of the Company. See Note 14 for additional related party disclosures, including details of the 50% interest purchased from the Firm.

Nicolet Advisory is a registered investment advisor subsidiary that provides brokerage and investment advisory services to customers. In late 2020, to improve process efficiencies and organizational structure, the Company dissolved its wholly owned subsidiary, Brookfield Investment Partners, LLC, which provided limited investment services (transactional and strategy) to a few smaller banks, and Nicolet Advisory assumed those additional investment services contracts.

Principles of Consolidation: The consolidated financial statements of the Company include the accounts of its subsidiaries. The JV underlies the noncontrolling interest reflected in the consolidated financial statements until late 2020 when the Bank purchased the remaining interest as discussed in Note 1 above under Nature of Banking Activities and Subsidiaries. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations of companies purchased, if any, are included from the date of acquisition.

Operating Segment: The consolidated income of the Company is derived principally from the Bank, which conducts lending (primarily commercial-based loans, as well as residential and consumer loans) and deposit gathering (including other banking- and deposit-related products and services, such as ATMs, safe deposit boxes, check cashing, wires, and debit cards) to businesses, consumers and governmental units principally in its trade area of northeastern and central Wisconsin, and Menominee, Michigan, trust services, brokerage services (delivered through the Bank and Nicolet Advisory), and the support to deliver, fund and manage all such banking and wealth management services to its customer base. The individual contribution from wealth management was not significant to the consolidated balance sheet or net income for 2020, 2019, or 2018. While the chief operating decision makers monitor the revenue streams of the various products and services, and evaluate costs, balance sheet positions and quality, all such products, services and activities are directly or indirectly related to the business of community banking, with no regular, formal or material segment delineations. Operations are managed and financial performance is evaluated on a company-wide basis, and accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment.

Use of Estimates: Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, the allowance for credit losses, valuation of loans in acquisition transactions, useful lives for depreciation and amortization, fair value of financial instruments, impairment calculations, valuation of deferred tax assets, uncertain income tax positions, and contingencies. Estimates that are particularly susceptible to significant change for the Company include the determination of the allowance for credit losses-loans, determination and assessment of deferred tax assets and liabilities, and the valuation of loans acquired in acquisition transactions; therefore, these are critical accounting policies. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes in applicable banking or tax regulations, and changes to deferred tax estimates. Actual results may ultimately differ from estimates, although management does not generally believe such differences would materially affect the consolidated financial statements in any individual reporting period presented.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits in other banks with original maturities of less than 90 days, if any, and federal funds sold. The Bank maintains amounts in due from banks which, at times, may exceed federally insured limits. Management monitors these correspondent relationships. The Bank has not experienced any losses in such accounts. The Bank may have restrictions on cash and due from banks as it is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. At December 31, 2020, no reserve balance was required with the Federal Reserve Bank (as the Federal Reserve’s board authorized a reduction to the reserve requirement ratios to 0% effective March 26, 2020 to provide monetary stimulus in response to the economic disruptions resulting from the pandemic), while at December 31, 2019, the required reserve balance was approximately $6.0 million, of which there was sufficient cash to cover the reserve requirement. In addition, cash and cash equivalents includes restricted cash of $1.9 million and $1.3 million pledged as collateral on an interest rate swap at December 31, 2020 and 2019, respectively.

Securities Available for Sale: Securities classified as AFS are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities classified as AFS are carried at fair value, with unrealized gains or losses, net of related deferred income taxes, reported as increases or decreases in accumulated other comprehensive income. Realized gains or losses on sales of securities AFS (using the specific identification method) are included in the consolidated statements of income under asset gains (losses), net. Premiums and discounts are amortized or accreted into interest income over the estimated life of the related securities using the effective interest method.

Management evaluates securities AFS in unrealized loss positions on a quarterly basis to determine whether the decline in fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Any impairment that is not credit-related is recognized in other comprehensive income, net of related deferred income taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet based on the amount by which the amortized cost basis exceeds the fair value, with a corresponding charge to net income. Both the ACL and charge to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment must be recognized in net income with a corresponding adjustment to the security’s amortized cost basis rather than through the establishment on an ACL. See Note 3 for additional disclosures on AFS securities.

Other Investments: Other investments include equity securities with readily determinable fair values, “restricted” equity securities, and private company securities. At December 31, 2020, other investments included $3.6 million of equity securities with readily determinable fair values, $20.2 million of “restricted“ equity securities, and $3.9 million of private company securities. As a member of the Federal Reserve Bank System and the Federal Home Loan Bank (“FHLB”) System, the Bank is required to maintain an investment in the capital stock of these entities. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other exchange traded equity securities. As no ready market exists for these stocks, and they have no quoted market value, these investments are carried at cost. Also included are investments in other private companies that do not have quoted market prices, which are carried at cost less impairment charges, if any. Management’s evaluation of these other investments for impairment includes consideration of the financial condition and other available relevant information of the issuer.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value as determined on an aggregate basis and generally consist of current production of certain fixed-rate residential first mortgages. The amount by which cost exceeds fair value is recorded as a valuation allowance and charged to earnings. Changes, if any, in the valuation allowance are included in earnings in the period in which the change occurs. As of December 31, 2020 and 2019, no valuation allowance was necessary. Loans held for sale may be sold servicing retained or servicing released, and are generally sold without recourse. The carrying value of mortgage loans sold with servicing retained is reduced by the amount allocated to the servicing right at the time of sale. Gains and losses on sales of mortgage loans held for sale are included in earnings in mortgage income, net.

Loans – Originated: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at their amortized cost basis, which is the unpaid principal amount outstanding, net of deferred loan fees and costs, and any direct principal charge-off. The Company made an accounting policy election to exclude accrued interest from the amortized cost basis of loans and report such accrued interest as part of accrued interest receivable and other assets on the consolidated balance sheets.

Interest income is accrued on the unpaid principal balance using the simple interest method. The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower’s ability to meet payment of interest or principal when due. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal, though may be placed in such status earlier based on the circumstances. Loans past due 90 days or more may continue on accrual only when they are well secured and/or in process of collection or renewal. When interest accrual is discontinued, all previously accrued but uncollected interest is reversed against current period interest income. Except in very limited circumstances, cash collections on nonaccrual loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is paid in full. Accrual of interest may be resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a sustained period of time. See Note 4 for additional information and disclosures on loans.

Loans – Acquired: Loans purchased in acquisition transactions are acquired loans, and are recorded at their estimated fair value on the acquisition date.

Subsequent to January 1, 2020, acquired loans that have evidence of more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”) loans. At acquisition, an estimate of expected credit losses is made for PCD loans. This initial allowance for credit losses is allocated to individual PCD loans and added to the purchase price or acquisition date fair value to establish the initial amortized cost basis of the PCD loans. Any difference between the unpaid principal balance of PCD loans and the amortized cost basis is considered to relate to noncredit factors, resulting in a discount or premium that is amortized to interest income. For acquired loans not deemed PCD loans at acquisition, the difference between the initial fair value mark and the unpaid principal balance are recognized in interest income over the estimated life of the loans. In addition, an initial allowance for expected credit losses is estimated and recorded as provision expense at the acquisition date. The subsequent measurement of expected credit losses for all acquired loans is the same as the subsequent measurement of expected credit losses for originated loans. See Note 4 for additional information and disclosures on loans.

Prior to January 1, 2020, the Company initially classified acquired loans as either purchased credit impaired (“PCI”) loans (i.e., loans that reflect credit deterioration since origination and for which it was probable at acquisition that the Company would be unable to collect all contractually required payments) or purchased non-impaired loans (i.e., “performing acquired loans”). The Company estimated the fair value of PCI loans based on the amount and timing of expected principal, interest and other cash flows for each loan. The excess of the loan’s contractual principal and interest payments over all cash flows expected to be collected at acquisition was considered an amount that should not be accreted. These credit discounts (“nonaccretable marks”) were included in the determination of the initial fair value for acquired loans; therefore, no allowance for credit losses was recorded at the acquisition date. Differences between the estimated fair values and expected cash flows of acquired loans at the acquisition date that were not credit-based (“accretable marks”) were subsequently accreted to interest income over the estimated life of the loans. Subsequent to the acquisition date for PCI loans, increases in cash flows over those expected at the acquisition date resulted in a move of the discount from nonaccretable to accretable, while decreases in expected cash flows after the acquisition date were recognized through the provision for credit losses.

Allowance for Credit Losses - Loans: The ACL-Loans represents management’s estimate of expected credit losses over the lifetime of the loan based on loans in the Company’s loan portfolio at the balance sheet date. The Company estimates the ACL-Loans based

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

on the amortized cost basis of the underlying loan and has made an accounting policy election to exclude accrued interest from the loan’s amortized cost basis and the related measurement of the ACL-Loans. Estimating the amount of the ACL-Loans is a function of a number of factors, including but not limited to changes in the loan portfolio, net charge-offs, trends in past due and nonaccrual loans, and the level of potential problem loans, all of which may be susceptible to significant change. Actual credit losses, net of recoveries, are deducted from the ACL-Loans. Loans are charged-off when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the ACL-Loans. A provision for credit losses, which is a charge against income, is recorded to bring the ACL-Loans to a level that, in management’s judgment, is appropriate to absorb expected credit losses in the loan portfolio.

Prior to January 1, 2020, the Company used an incurred loss impairment model to estimate the ACL-Loans. This methodology assessed the overall appropriateness of the allowance for credit losses and included allocations for specifically identified impaired loans and loss factors for all remaining loans, with a component primarily based on historical loss rates and another component primarily based on other qualitative factors. Impaired loans were individually assessed and measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan was collateral dependent. Loans that were determined not to be impaired were collectively evaluated for impairment, stratified by type and allocated loss ranges based on the Company’s actual historical loss ratios for each strata, and adjustments were also provided for certain environmental and other qualitative factors.

Effective January 1, 2020, the Company uses a current expected credit loss model (“CECL”) to estimate the ACL-Loans. This methodology also considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the ACL-Loans estimate under the CECL model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements; performs an individual evaluation of PCD and other credit-deteriorated loans; calculates the historical loss rates for the segmented loan pools; applies the loss rates over the calculated life of the pooled loans; adjusts for forecasted macro-level economic conditions; and determines qualitative adjustments based on factors and conditions unique to Nicolet's portfolio.

To assess the overall appropriateness of the ACL-Loans, management applies an allocation methodology which focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management's ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonaccrual loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect expected credit losses. Assessing these numerous factors involves significant judgment.

Management allocates the ACL-Loans by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve is established for individually evaluated PCD and other credit-deteriorated loans, which management defines as nonaccrual credit relationships over $250,000, collateral dependent loans, and other loans with evidence of credit deterioration. The specific reserve in the ACL-Loans for these credit deteriorated loans is equal to the aggregate collateral or discounted cash flow shortfall. Management allocates the ACL-Loans with historical loss rates by loan segment. The loss factors are measured on a quarterly basis and applied to each loan segment based on current loan balances and projected for their expected remaining life. Next, management allocates the ACL-Loans using the qualitative and environmental factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses at the evaluation date to differ from the historical loss experience of each loan segment. Lastly, management considers reasonable and supportable forecasts to assess the collectability of future cash flows. See Note 4 for additional information and disclosures on the ACL-Loans.

Allocations to the ACL-Loans may be made for specific loans but the entire ACL-Loans is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized. The allowance analysis is reviewed by the Board on a quarterly basis in compliance with internal and regulatory requirements.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment from acquisitions were recorded at estimated fair value on the respective dates of acquisition. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the improvements or the terms of the related leases. Maintenance and repairs are expensed as incurred. See Note 5 for additional information on premises and equipment.

Estimated useful lives of new premises and equipment generally range as follows:

Building and improvements	25 – 40 years
Leasehold improvements	5 – 15 years
Furniture and equipment	3 – 10 years

Operating Leases: The Company accounts for its operating leases in accordance with ASC 842, Leases (“ASC 842”), which requires lessees to record almost all leases on the balance sheet as a right-of-use (“ROU”) asset and lease liability. The operating lease ROU asset represents the right to use an underlying asset during the lease term (included in accrued interest receivable and other assets on the consolidated balance sheets), while the operating lease liability represents the obligation to make lease payments arising from the lease (included in accrued interest payable and other liabilities on the consolidated balance sheets). The ROU asset and lease liability are recognized at lease commencement based on the present value of the remaining lease payments, considering a discount rate that represents Nicolet's incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term and is recognized in occupancy, equipment, and office on the consolidated statements of income.

Other Real Estate Owned (“OREO”): OREO acquired through partial or total satisfaction of loans or bank facilities no longer in use are carried at fair value less estimated costs to sell. Any write-down in the carrying value of loans or vacated bank premises at the time of transfer to OREO is charged to the ACL-Loans or to write-down of assets, respectively. OREO properties acquired in conjunction with acquisition transactions were recorded at fair value on the date of acquisition. Any subsequent write-downs to reflect current fair value, as well as gains or losses on disposition and revenues and expenses incurred to hold and maintain such properties, are treated as period costs. At December 31, 2020 and 2019, OREO was $3.6 million and $1.0 million, respectively.

Goodwill and Other Intangibles: Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if certain events or circumstances occur. Other intangibles include core deposit intangibles (which represent the value of acquired customer core deposit bases) and customer list intangibles. The core deposit intangibles have an estimated finite life, are amortized on an accelerated basis over a 10-year period, and are subject to periodic impairment evaluation. The customer list intangibles have finite lives, are amortized on a straight-line basis to expense over their initial weighted average life of approximately 12 years as of acquisition, and are subject to periodic impairment evaluation. See Note 6 for additional information on goodwill and other intangibles.

Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s annual assessments resulted in a $0.8 million impairment charge on goodwill in late 2019 for a change in business strategy, while no other impairment was indicated on the remaining goodwill and other intangibles for 2020 or 2019.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Mortgage Servicing Rights (“MSRs”):  The Company sells originated residential mortgages into the secondary market and retains the right to service the loans sold. A mortgage servicing right asset (liability) is capitalized upon sale of such loans with the offsetting effect recorded as a gain (loss) on sale of loan in earnings (included in mortgage income, net), representing the then-current estimated fair value of future net cash flows expected to be realized for performing the servicing activities.  MSRs when purchased (including MSRs purchased in acquisitions) are initially recorded at their then-estimated fair value.  As the Company has not elected to measure any class of servicing assets under the fair value method, the Company utilizes the amortization method.  MSRs are amortized in proportion to and over the period of estimated net servicing income, with the amortization charged to earnings (included in mortgage income, net). MSRs are carried at the lower of initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other assets in the consolidated balance sheets.  Loan servicing fee income for servicing loans is typically based on a contractual percentage of the outstanding principal and is recorded as income when earned (included in mortgage income, net with less material late fees and ancillary fees related to loan servicing).

The Company periodically evaluates its MSRs for impairment. At each reporting date impairment is assessed based on estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). The value of MSRs is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase.  A valuation allowance is established through a charge to earnings (included in mortgage income, net) to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification.  If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings, though not beyond the net amortized cost carried.  An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan payoff activity) is recognized as a write-down of the MSRs and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings.  A direct write-down permanently reduces the carrying value of the MSRs and valuation allowance, precluding subsequent recoveries.  A valuation allowance of $1 million was recorded for 2020, while no valuation allowance or impairment charge was recorded for 2019. See Note 6 for additional information on MSRs.

Bank-owned Life Insurance (“BOLI”): The Company owns BOLI on certain executives and employees. BOLI balances are recorded at their cash surrender values. Changes in the cash surrender values and death proceeds exceeding carrying values are included in BOLI income.

Short-term Borrowings: Short-term borrowings consist primarily of overnight Federal funds purchased and securities sold under agreements to repurchase (“repos”), or other short-term borrowing arrangements with an original maturity of one year or less. Repos are with commercial deposit customers, and are treated as financing activities carried at the amounts that will be subsequently repurchased as specified in the respective agreements. Repos generally mature within one to four days from the transaction date. The Company may be required to provide additional collateral based on the fair value of the underlying securities. There were no outstanding agreements at December 31, 2020 or 2019.

Stock-based Compensation: Stock-based payments to employees, including grants of restricted stock or stock options, are valued at fair value of the award on the date of grant and expensed on a straight-line basis as compensation expense over the applicable vesting period. A Black-Scholes model is utilized to estimate the fair value of stock options and the quoted market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. See Note 10 for additional information on stock-based compensation.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

At acquisition, deferred taxes were evaluated in respect to the acquired assets and assumed liabilities (including the acquired net operating losses), and a net deferred tax asset was recorded. Certain limitations within the provisions of the tax code are placed on the amount of net operating losses which can be utilized as part of acquisition accounting rules and were incorporated into the calculation of the deferred tax asset. In addition, a portion of the fair value discounts on PCI loans which resolved in the first twelve months after the acquisition were disallowed under provisions of the tax code.

The Company may also recognize a liability for unrecognized tax benefits from uncertainty in income tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. At December 31, 2020, the Company determined it had no significant uncertainty in income tax positions. Interest and penalties related to unrecognized tax benefits are classified as income tax expense. See Note 12 for additional information on income taxes.

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

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities AFS, are reported in accumulated other comprehensive income, as a separate component of the equity section of the balance sheet. Realized gains or losses are reclassified to current period income. Changes in these items, along with net income, are components of comprehensive income. The Company presents comprehensive income in a separate consolidated statement of comprehensive income.

Revenue Recognition: Accounting principles (Revenue from Contracts with Customers, Topic 606) require that an entity recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance includes a five-step model to apply to revenue recognition, consisting of the following: (1) identify the contract; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when or as the performance obligation is satisfied. See Note 20 for additional information on revenue recognition.

Reclassifications: Certain amounts in the 2019 and 2018 consolidated financial statements have been reclassified to conform to the 2020 presentation.

New Accounting Pronouncements Adopted: In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The updated guidance was effective for annual reporting periods, including interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the updated guidance effective January 1, 2020, with no material impact on its consolidated financial statements as the new ASU only revises disclosure requirements. See Note 17 for fair value disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments intended to improve the financial reporting by requiring earlier recognition of credit losses on loans and certain other financial assets. Topic 326 replaced the incurred loss impairment model (which recognized losses when a probable threshold was met) with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. The measurement of lifetime expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU was effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the new accounting standard on January 1, 2020, as required, and recorded a cumulative-effect adjustment of $6 million to retained earnings. See Securities Available for Sale, Loans, and Allowance for Credit Losses above for changes to accounting policies and see Notes 3 and 4 for additional disclosures related to this new accounting pronouncement.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 2. ACQUISITIONS
Completed Acquisitions:
Advantage Community Bancshares, Inc. (“Advantage”): On August 21, 2020, Nicolet completed its merger with Advantage, pursuant to the terms of the definitive merger agreement dated March 2, 2020, whereby Advantage merged with and into Nicolet, and Advantage Community Bank, the wholly owned bank subsidiary of Advantage, was merged with and into the Company's banking subsidiary, Nicolet National Bank. Advantage’s four branches in Dorchester, Edgar, Mosinee, and Wausau opened as Nicolet National Bank branches on August 24, 2020, expanding our presence in Central Wisconsin and the Wausau area. Due to the small size of the transaction, terms of the all-cash deal were not disclosed.
Upon consummation, Advantage added total assets of approximately $172 million (representing 4% of Nicolet’s then pre-merger asset size), loans of $88 million, deposits of $141 million, core deposit intangible of $1 million, and goodwill of $12 million.
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
Pursuant to the Choice Merger Agreement, the final purchase price consisted of issuing 1,184,102 shares of the Company’s common stock (given the final stock-for-stock exchange ratio of 0.497, and not exchanging the Choice shares owned by the Company immediately prior to the time of the merger), for common stock consideration of $79.8 million (based on $67.39 per share, the volume weighted average closing price of the Company’s common stock over the preceding 30 trading day period) plus cash consideration of $1.7 million. Approximately $0.2 million in direct stock issuance costs for the merger were incurred and charged against additional paid-in capital.
Upon consummation, Choice added $457 million in assets, including $348 million in loans, $289 million in deposits, $1.7 million in core deposit intangible, and $45 million of goodwill. The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of Choice prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective estimated fair values at the date of acquisition.
Terminated Acquisition:
Commerce Financial Holdings, Inc. (“Commerce”): On February 17, 2020, Nicolet entered into a definitive merger agreement (“Merger Agreement”) with Commerce pursuant to which Nicolet would acquire Commerce and its wholly owned bank subsidiary, Commerce State Bank. On May 18, 2020, Nicolet and Commerce announced a mutual agreement to terminate their Merger Agreement. Nicolet paid Commerce $0.5 million and surrendered its $0.1 million of Commerce common stock.
NOTE 3.  SECURITIES AVAILABLE FOR SALE
Amortized cost and fair value of securities available for sale are summarized as follows.

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value as % of Total
U.S. government agency securities	$63,162	$289	$—	$63,451	12%
State, county and municipals	226,493	5,386	11	231,868	43%
Mortgage-backed securities	156,148	6,425	78	162,495	30%
Corporate debt securities	76,073	5,450	—	81,523	15%
	$521,876	$17,550	$89	$539,337	100%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

	December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value as % of Total
U.S. government agency securities	$16,516	$4	$60	$16,460	4%
State, county and municipals	155,501	1,049	157	156,393	35%
Mortgage-backed securities	193,223	2,492	697	195,018	43%
Corporate debt securities	78,009	3,422	—	81,431	18%
	$443,249	$6,967	$914	$449,302	100%
All mortgage-backed securities included in the tables above were issued by U.S. government agencies and corporations. Securities AFS with a fair value of $146 million and $166 million as of December 31, 2020 and 2019, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law. Accrued interest on securities AFS totaled $2.3 million and $2.2 million at December 31, 2020 and 2019, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables present gross unrealized losses and the related estimated fair value of investment securities AFS for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position.

	December 31, 2020
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
State, county and municipals	$5,181	$11	$—	$—	$5,181	$11	9
Mortgage-backed securities	10,612	71	492	7	11,104	78	22
	$15,793	$82	$492	$7	$16,285	$89	31

	December 31, 2019
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$1,035	$2	$11,091	$58	$12,126	$60	6
State, county and municipals	22,451	132	7,605	25	30,056	157	56
Mortgage-backed securities	49,626	245	47,271	452	96,897	697	150
	$73,112	$379	$65,967	$535	$139,079	$914	212
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
As of December 31, 2020, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads, and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. There were no other-than-temporary impairment charges recognized in earnings on securities AFS during 2019 or 2018.
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

	December 31, 2020
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$85,317	$85,712
Due in one year through five years	168,302	174,975
Due after five years through ten years	97,662	100,445
Due after ten years	14,447	15,710
	365,728	376,842
Mortgage-backed securities	156,148	162,495
Securities AFS	$521,876	$539,337
Proceeds and realized gains / losses from the sale of securities AFS were as follows.

	Years Ended December 31,
(in thousands)	2020	2019	2018
Gross gains	$395	$152	$—
Gross losses	—	(174)	(212)
Gains (losses) on sales of securities AFS, net	$395	$(22)	$(212)
Proceeds from sales of securities AFS	$19,045	$23,405	$5,280

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 4. LOANS, ALLOWANCE FOR CREDIT LOSSES - LOANS, AND CREDIT QUALITY
Loans:
The loan composition was as follows.

	December 31, 2020		December 31, 2019
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$750,718	27%	$806,189	31%
Paycheck Protection Program (“PPP”) loans	186,016	7	—	—
Owner-occupied commercial real estate (“CRE”)	521,300	19	496,372	19
Agricultural	109,629	4	95,450	4
CRE investment	460,721	16	443,218	17
Construction & land development	131,283	5	92,970	4
Residential construction	41,707	1	54,403	2
Residential first mortgage	444,155	16	432,167	17
Residential junior mortgage	111,877	4	122,771	5
Retail & other	31,695	1	30,211	1
Loans	2,789,101	100%	2,573,751	100%
Less ACL-Loans	32,173		13,972
Loans, net	$2,756,928		$2,559,779
ACL-Loans to loans	1.15%		0.54%

Accrued interest on loans totaled $7 million at both December 31, 2020 and December 31, 2019, and is included in accrued interest receivable and other assets on the consolidated balance sheets. See Note 1 for the Company’s accounting policy on loans and the allowance for credit losses.

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
A roll forward of the allowance for credit losses - loans was as follows.

	Years Ended December 31,
(in thousands)	2020	2019	2018
Beginning balance	$13,972	$13,153	$12,653
Adoption of CECL	8,488	—	—
Initial PCD ACL	797	—	—
Total impact for adoption of CECL	9,285	—	—
Provision for credit losses	10,300	1,200	1,600
Charge-offs	(1,689)	(927)	(1,213)
Recoveries	305	546	113
Net (charge-offs) recoveries	(1,384)	(381)	(1,100)
Ending balance	$32,173	$13,972	$13,153

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following table presents the balance and activity in the ACL-Loans by portfolio segment.

	Year Ended December 31, 2020
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$5,471	$3,010	$579	$1,600	$414	$368	$1,669	$517	$344	$13,972
Adoption of CECL	2,962	1,249	361	1,970	51	124	1,286	351	134	8,488
Initial PCD ACL	797	—	—	—	—	—	—	—	—	797
Provision	3,106	2,062	455	2,061	519	(71)	1,809	151	208	10,300
Charge-offs	(812)	(530)	—	(190)	—	—	(2)	—	(155)	(1,689)
Recoveries	120	81	—	—	—	—	11	67	26	305
Net (charge-offs) recoveries	(692)	(449)	—	(190)	—	—	9	67	(129)	(1,384)
Ending balance	$11,644	$5,872	$1,395	$5,441	$984	$421	$4,773	$1,086	$557	$32,173
As % of ACL-Loans	36%	18%	4%	17%	3%	1%	15%	4%	2%	100%
* The PPP loans are fully guaranteed by the SBA; thus, no ACL-Loans has been allocated to these loans.

For comparison purposes, the following table presents the balance and activity in the ACL-Loans by portfolio segment for the prior year-end period.

	Year Ended December 31, 2019
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$5,271	$2,847	$422	$1,470	$510	$211	$1,646	$472	$304	$13,153
Provision	(61)	254	157	130	(96)	383	9	86	338	1,200
Charge-offs	(159)	(93)	—	—	—	(226)	(22)	(80)	(347)	(927)
Recoveries	420	2	—	—	—	—	36	39	49	546
Net (charge-offs) recoveries	261	(91)	—	—	—	(226)	14	(41)	(298)	(381)
Ending balance	$5,471	$3,010	$579	$1,600	$414	$368	$1,669	$517	$344	$13,972
As % of ACL-Loans	39%	22%	4%	11%	3%	3%	12%	4%	2%	100%

The ACL-Loans at December 31, 2020 was estimated using the current expected credit loss model, while the ACL-Loans at December 31, 2019 was estimated using the incurred loss model. See Note 1 for the Company’s accounting policy on loans and the allowance for credit losses.

A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following table presents collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation as of December 31, 2020.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

December 31, 2020	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,195	$2,195	$501	$1,694	$1,241
PPP loans	—	—	—	—	—	—
Owner-occupied CRE	3,519	—	3,519	3,519	—	—
Agricultural	584	797	1,381	1,378	3	3
CRE investment	1,474	—	1,474	1,474	—	—
Construction & land development	308	—	308	308	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	—	—	—	—	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$5,885	$2,992	$8,877	$7,180	$1,697	$1,244

The following table presents impaired loans and their respective allowance for credit loss allocations at December 31, 2019, as determined in accordance with historical accounting guidance.

	December 31, 2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial & industrial	$5,932	$7,950	$625	$5,405	$1,170
Owner-occupied CRE	3,430	4,016	—	3,677	256
Agricultural	2,134	2,172	116	2,311	37
CRE investment	2,426	2,790	—	2,497	364
Construction & land development	382	382	—	460	—
Residential construction	—	—	—	—	—
Residential first mortgage	2,357	2,629	—	2,412	178
Residential junior mortgage	218	349	—	224	58
Retail & other	12	12	—	12	—
Total	$16,891	$20,300	$741	$16,998	$2,063

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	December 31, 2020
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$—	$2,646	$748,072	$750,718
PPP loans	—	—	186,016	186,016
Owner-occupied CRE	—	1,869	519,431	521,300
Agricultural	7	1,830	107,792	109,629
CRE investment	—	1,488	459,233	460,721
Construction & land development	—	327	130,956	131,283
Residential construction	—	—	41,707	41,707
Residential first mortgage	613	823	442,719	444,155
Residential junior mortgage	43	384	111,450	111,877
Retail & other	102	88	31,505	31,695
Total loans	$765	$9,455	$2,778,881	$2,789,101
Percent of total loans	—%	0.4%	99.6%	100.0%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

	December 31, 2019
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$1,729	$6,249	$798,211	$806,189
Owner-occupied CRE	112	3,311	492,949	496,372
Agricultural	—	1,898	93,552	95,450
CRE investment	—	1,073	442,145	443,218
Construction & land development	2,063	20	90,887	92,970
Residential construction	302	—	54,101	54,403
Residential first mortgage	2,736	1,090	428,341	432,167
Residential junior mortgage	217	480	122,074	122,771
Retail & other	110	1	30,100	30,211
Total loans	$7,269	$14,122	$2,552,360	$2,573,751
Percent of total loans	0.3%	0.5%	99.2%	100.0%
The following table presents nonaccrual loans by portfolio segment. The nonaccrual loans without a related allowance for credit losses have been reflected in the collateral dependent loans table above.

	Total Nonaccrual Loans
(in thousands)	December 31, 2020	% to Total	December 31, 2019	% to Total
Commercial & industrial	$2,646	28%	$6,249	44%
PPP loans	—	—	—	—
Owner-occupied CRE	1,869	20	3,311	23
Agricultural	1,830	19	1,898	14
CRE investment	1,488	16	1,073	8
Construction & land development	327	3	20	—
Residential construction	—	—	—	—
Residential first mortgage	823	9	1,090	8
Residential junior mortgage	384	4	480	3
Retail & other	88	1	1	—
Nonaccrual loans	$9,455	100%	$14,122	100%
Percent of total loans	0.4%		0.5%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Credit Quality Information:
The following table presents total loans by risk categories and year of origination.

December 31, 2020	Amortized Cost Basis by Origination Year
(in thousands)	2020	2019	2018	2017	2016	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial (a)
Grades 1-4	$348,274	$121,989	$98,920	$72,027	$21,613	$39,454	$183,858	$—	$886,135
Grade 5	1,416	2,239	4,486	527	1,638	4,151	18,994	—	33,451
Grade 6	69	19	735	5,315	29	32	1,923	—	8,122
Grade 7	334	1,126	1,389	663	122	3,103	2,289	—	9,026
Total	$350,093	$125,373	$105,530	$78,532	$23,402	$46,740	$207,064	$—	$936,734
Owner-occupied CRE
Grades 1-4	$90,702	$74,029	$78,013	$52,911	$45,042	$150,624	$870	$—	$492,191
Grade 5	42	623	1,349	7,541	1,102	5,842	—	—	16,499
Grade 6	—	—	—	1,710	—	706	—	—	2,416
Grade 7	2,987	675	176	835	—	5,521	—	—	10,194
Total	$93,731	$75,327	$79,538	$62,997	$46,144	$162,693	$870	$—	$521,300
Agricultural
Grades 1-4	$13,719	$5,652	$7,580	$9,745	$2,613	$32,702	$21,513	$—	$93,524
Grade 5	1,034	—	701	169	644	6,131	356	—	9,035
Grade 6	—	—	—	329	390	—	—	—	719
Grade 7	—	—	26	110	1,111	5,042	62	—	6,351
Total	$14,753	$5,652	$8,307	$10,353	$4,758	$43,875	$21,931	$—	$109,629
CRE investment
Grades 1-4	$82,518	$78,841	$40,881	$69,643	$31,541	$137,048	$5,255	$—	$445,727
Grade 5	—	—	47	1,284	1,828	9,073	—	—	12,232
Grade 6	—	—	—	796	—	—	—	—	796
Grade 7	—	—	—	—	—	1,966	—	—	1,966
Total	$82,518	$78,841	$40,928	$71,723	$33,369	$148,087	$5,255	$—	$460,721
Construction & land development
Grades 1-4	$67,578	$30,733	$15,209	$2,204	$2,083	$7,266	$3,675	$—	$128,748
Grade 5	—	373	660	545	—	23	455	—	2,056
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	479	—	—	479
Total	$67,578	$31,106	$15,869	$2,749	$2,083	$7,768	$4,130	$—	$131,283
Residential construction
Grades 1-4	$31,687	$9,185	$395	$121	$—	$264	$—	$—	$41,652
Grade 5	—	—	—	55	—	—	—	—	55
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$31,687	$9,185	$395	$176	$—	$264	$—	$—	$41,707
Residential first mortgage
Grades 1-4	$146,744	$64,013	$40,388	$41,245	$41,274	$103,094	$287	$5	$437,050
Grade 5	—	925	2,245	256	364	1,714	—	—	5,504
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	437	197	16	9	942	—	—	1,601
Total	$146,744	$65,375	$42,830	$41,517	$41,647	$105,750	$287	$5	$444,155
Residential junior mortgage
Grades 1-4	$4,936	$4,338	$3,663	$1,060	$869	$3,131	$91,816	$1,648	$111,461
Grade 5	—	—	—	—	—	32	—	—	32
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	27	—	232	125	—	384
Total	$4,936	$4,338	$3,663	$1,087	$869	$3,395	$91,941	$1,648	$111,877
Retail & other
Grades 1-4	$8,083	$5,213	$1,942	$1,676	$752	$1,339	$12,602	$—	$31,607
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	16	—	22	—	—	50	—	—	88
Total	$8,099	$5,213	$1,964	$1,676	$752	$1,389	$12,602	$—	$31,695

Total loans	$800,139	$400,410	$299,024	$270,810	$153,024	$519,961	$344,080	$1,653	$2,789,101
(a) For purposes of this table, the $186 million net carrying value of PPP loans were originated in 2020, have a Pass risk grade (Grades 1-4) and have been included with the Commercial & industrial loan category.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following tables present total loans by risk categories.

	December 31, 2020
(in thousands)	Grades 1-4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$700,119	$33,451	$8,122	$9,026	$750,718
PPP loans	186,016	—	—	—	186,016
Owner-occupied CRE	492,191	16,499	2,416	10,194	521,300
Agricultural	93,524	9,035	719	6,351	109,629
CRE investment	445,727	12,232	796	1,966	460,721
Construction & land development	128,748	2,056	—	479	131,283
Residential construction	41,652	55	—	—	41,707
Residential first mortgage	437,050	5,504	—	1,601	444,155
Residential junior mortgage	111,461	32	—	384	111,877
Retail & other	31,607	—	—	88	31,695
Total loans	$2,668,095	$78,864	$12,053	$30,089	$2,789,101
Percent of total loans	95.7%	2.8%	0.4%	1.1%	100.0%

	December 31, 2019
(in thousands)	Grades 1-4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$765,073	$20,199	$7,663	$13,254	$806,189
Owner-occupied CRE	464,661	20,855	953	9,903	496,372
Agricultural	77,082	6,785	3,275	8,308	95,450
CRE investment	430,794	8,085	2,578	1,761	443,218
Construction & land development	90,523	2,213	15	219	92,970
Residential construction	53,286	1,117	—	—	54,403
Residential first mortgage	424,044	4,677	668	2,778	432,167
Residential junior mortgage	122,249	35	—	487	122,771
Retail & other	30,210	—	—	1	30,211
Total loans	$2,457,922	$63,966	$15,152	$36,711	$2,573,751
Percent of total loans	95.5%	2.5%	0.6%	1.4%	100.0%

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Grade 7, Substandard: Assets with this rating are characterized by the distinct possibility the Company will sustain some loss if deficiencies are not corrected. All foreclosures, liquidations, and nonaccrual loans are considered to be categorized in this rating, regardless of collateral sufficiency.
Troubled Debt Restructurings:
At December 31, 2020, there were eleven loans classified as troubled debt restructurings with a current outstanding balance of $5.5 million (including $3.4 million on nonaccrual and $2.1 million performing) and a pre-modification balance of $6.5 million. In comparison, at December 31, 2019, there were five loans classified as troubled debt restructurings with an outstanding balance of $1.1 million (all nonaccrual) and a pre-modification balance of $1.4 million. There were no loans which were classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during 2020. As of December 31, 2020, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.
NOTE 5. PREMISES AND EQUIPMENT
Premises and equipment, less accumulated depreciation and amortization, is summarized as follows.

(in thousands)	December 31, 2020	December 31, 2019
Land	$6,344	$7,418
Land improvements	3,950	3,865
Building and improvements	54,989	50,818
Leasehold improvements	4,381	4,580
Furniture and equipment	22,701	20,262
	92,365	86,943
Less accumulated depreciation and amortization	32,421	30,474
Premises and equipment, net	$59,944	$56,469
Depreciation and amortization expense was $4.4 million in 2020, $3.8 million in 2019, and $4.4 million in 2018. The Company and certain of its subsidiaries are obligated under non-cancelable operating leases for facilities, certain of which provide for rental adjustments based upon increases in cost of living adjustments and other indices. Rent expense under leases totaled $1.0 million in 2020, $1.2 million in 2019, and $1.4 million in 2018. See Note 1 for the Company’s accounting policy on premises and equipment.
Nicolet leases space under non-cancelable operating lease agreements for certain bank and nonbank branch facilities with remaining lease terms of 1 to 10 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. The lease asset and liability considers renewal options when they are reasonably certain of being exercised. See Note 1 for the Company’s accounting policy on operating leases.
A summary of net lease cost and selected other information related to operating leases was as follows.

	Years Ended
($ in thousands)	December 31, 2020	December 31, 2019
Net lease cost:
Operating lease cost	$834	$970
Variable lease cost	169	233
Net lease cost	$1,003	$1,203
Selected other operating lease information:
Weighted average remaining lease term (years)	5.1	4.3
Weighted average discount rate	2.0%	2.5%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following table summarizes the maturity of remaining lease liabilities.

Years Ending December 31,	(in thousands)
2021	$920
2022	780
2023	497
2024	391
2025	106
Thereafter	507
Total future minimum lease payments	3,201
Less: amount representing interest	(63)
Present value of net future minimum lease payments	$3,138
During 2020, the Company permanently closed eight branch locations (five owned locations and three leased locations) given changing customer needs, partly from the pandemic. These closures resulted in accelerated depreciation of $0.5 million (recorded to occupancy, equipment and office expense), a $1.0 million lease termination charge (recorded to other expense), and a $1.0 million write-down upon transfer of the owned locations to OREO (recorded to asset gains (losses), net). During 2019, a $0.7 million lease termination charge was recorded to other expense due to the closure of a branch, concurrent with the consummation date of the Choice merger.
NOTE 6. GOODWILL AND OTHER INTANGIBLES AND MORTGAGE SERVICING RIGHTS
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment. During 2020, management considered the potential impact of the COVID-19 pandemic on the valuation of our franchise value, stability of deposits, and of the wealth client base, underlying our goodwill, core deposit intangibles, and customer list intangibles, and determined no impairments were indicated. However, the impacts of the COVID-19 pandemic, which began in March 2020, continue to evolve.
A summary of goodwill and other intangibles was as follows.

(in thousands)	December 31, 2020	December 31, 2019
Goodwill	$163,151	$151,198
Core deposit intangibles	8,837	10,897
Customer list intangibles	3,365	3,872
Other intangibles	12,202	14,769
Goodwill and other intangibles, net	$175,353	$165,967
Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if certain events or circumstances occur. During 2020, goodwill increased due to the Advantage acquisition, while during 2019, goodwill increased from the Choice acquisition and impairment was recognized on goodwill initially recorded in 2008 for a change in business strategy. See Note 1 for the Company’s accounting policy for goodwill and see Note 2 for additional information on the Company’s acquisitions.

(in thousands)	December 31, 2020	December 31, 2019
Goodwill:
Goodwill at beginning of year	$151,198	$107,366
Acquisition	11,953	44,594
Impairment	—	(762)
Goodwill at end of year	$163,151	$151,198
Other intangibles: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During 2020, core deposit intangibles increased due to the Advantage acquisition, while during 2019, core deposit intangibles increased from the Choice acquisition. See Note 1 for the Company’s accounting policy for other intangibles and see Note 2 for additional information on the Company’s acquisitions.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

(in thousands)	December 31, 2020	December 31, 2019
Core deposit intangibles:
Gross carrying amount	$31,715	$30,715
Accumulated amortization	(22,878)	(19,818)
Net book value	$8,837	$10,897
Additions during the period	$1,000	$1,700
Amortization during the period	$3,060	$3,365
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(2,158)	(1,651)
Net book value	$3,365	$3,872
Amortization during the period	$507	$507
Mortgage servicing rights: A summary of the changes in the MSR asset was as follows.

(in thousands)	December 31, 2020	December 31, 2019
MSR asset:
MSR asset at beginning of year	$5,919	$3,749
Capitalized MSR	5,256	2,876
MSR asset acquired	529	160
Amortization during the period	(1,474)	(866)
MSR asset at end of year	$10,230	$5,919
Valuation allowance at beginning of year	$—	$—
Additions	(1,000)	—
Valuation allowance at end of year	$(1,000)	$—
MSR asset, net	$9,230	$5,919
Fair value of MSR asset at end of period	$9,276	$8,420
Residential mortgage loans serviced for others	$1,250,206	$847,756
Net book value of MSR asset to loans serviced for others	0.74%	0.70%
The Company periodically evaluates its mortgage servicing rights asset for impairment. A valuation allowance of $1.0 million was recorded for 2020, while no valuation allowance was recorded for 2019. See Note 1 for the Company’s accounting policy for MSRs, see Note 2 for additional information on the Company’s acquisitions, and see Note 17 for additional information on the fair value of the MSR asset.
The following table shows the estimated future amortization expense for amortizing intangible assets and the MSR asset. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of December 31, 2020. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset
Years Ending December 31,
2021	$2,643	$507	$1,771
2022	2,150	507	1,740
2023	1,633	483	1,635
2024	1,130	449	1,225
2025	670	449	876
Thereafter	611	970	2,983
Total	$8,837	$3,365	$10,230

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 7. DEPOSITS
At December 31, 2020, the scheduled maturities of time deposits were as follows.

Years Ending December 31,	(in thousands)
2021	$335,433
2022	118,898
2023	114,432
2024	37,169
2025	17,544
Thereafter	997
Total time deposits	$624,473
Time deposits of $250,000 or more were $55.6 million and $91.2 million at December 31, 2020 and 2019, respectively.
NOTE 8. SHORT AND LONG-TERM BORROWINGS
Short-Term Borrowings:
The Company did not have any short-term borrowings (borrowing with an original contractual maturity of one year or less) outstanding at December 31, 2020 or 2019.

Long-Term Borrowings:
The components of long-term borrowings (borrowing with an original contractual maturity greater than one year) were as follows.

(in thousands)	December 31, 2020	December 31, 2019
FHLB advances	$29,000	$25,061
Junior subordinated debentures	24,869	30,575
Subordinated notes	—	11,993
Total long-term borrowings	$53,869	$67,629
PPP Liquidity Facility (“PPPLF”): To support the effectiveness of the PPP loans, the Federal Reserve introduced the PPPLF to extend credit to financial institutions that made PPP loans, with the related PPP loans used as collateral on the borrowings. The PPPLF borrowings had a fixed interest rate of 0.35% and a maturity date equal to the maturity date of the related PPP loans, with the PPP loans maturing either two or five years from the origination date of the PPP loan. The Company received PPPLF funds of $344 million during second quarter 2020 which was subsequently repaid in full during fourth quarter 2020, given the level of all other funding.
FHLB Advances: The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturity dates through March 2027. The weighted average rate of the FHLB advances was 0.73% and 1.57% at December 31, 2020 and 2019, respectively. The FHLB advances are collateralized by a blanket lien on qualifying first mortgages, home equity loans, multi-family loans and certain farmland loans which had a pledged balance of $272.9 million and $273.5 million at December 31, 2020 and 2019, respectively.
The following table shows the maturity schedule of the FHLB advances as of December 31, 2020.

Maturing in:	(in thousands)
2021	$4,000
2022	—
2023	—
2024	—
2025	5,000
Thereafter	20,000
$29,000
The Company has a $10 million line of credit with a third party bank, bearing a variable rate of interest and quarterly payments of interest only. At December 31, 2020, the interest rate was based on the Prime Rate plus a 0.25% margin, and subject to a floor rate of 3.50%, while at December 31, 2019, the interest rate was based on one-month LIBOR plus a 2.25% margin and subject to a floor

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

rate of 3.25%. At December 31, 2020, the available line was $10 million. The outstanding balance was zero at December 31, 2020 and 2019, and the line was not used during 2020 or 2019.
Junior Subordinated Debentures: The following table shows the breakdown of junior subordinated debentures. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debentures. All the debentures below are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. On December 31, 2020, the Company redeemed in full its 2004 Nicolet Bankshares Statutory Trust junior subordinated debentures.

		Junior Subordinated Debentures
(in thousands)	Maturity Date	Par	12/31/2020 Unamortized Discount	12/31/2020 Carrying Value	12/31/2019 Carrying Value
2004 Nicolet Bankshares Statutory Trust(1)	7/15/2034	$—	$—	$—	$6,186
2005 Mid-Wisconsin Financial Services, Inc.(2)	12/15/2035	10,310	(2,972)	7,338	7,138
2006 Baylake Corp.(3)	9/30/2036	16,598	(3,647)	12,951	12,715
2004 First Menasha Bancshares, Inc.(4)	3/17/2034	5,155	(575)	4,580	4,536
Total		$32,063	$(7,194)	$24,869	$30,575
(1)The interest rate is 8.00% fixed.
(2)The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 1.65% and 3.32% as of December 31, 2020 and 2019, respectively.
(3)The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of the three-month LIBOR plus 1.35%, adjusted quarterly. The interest rates were 1.59% and 3.31% as of December 31, 2020 and 2019, respectively.
(4)The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 2.79%, adjusted quarterly. The interest rate was 3.02% and 4.69% as of December 31, 2020 and 2019, respectively.
Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. At December 31, 2020 and 2019, $23.9 million and $29.4 million, respectively, of trust preferred securities qualify as Tier 1 capital.
Subordinates Notes: In 2015, the Company placed an aggregate of $12 million in subordinated Notes in private placements with certain accredited investors. All Notes were issued with 10-year maturities, had a fixed annual interest rate of 5% payable quarterly, and were callable on or after the fifth anniversary of their respective issuances dates. On November 16, 2020, the Company fully redeemed the subordinated Notes.
NOTE 9. EMPLOYEE AND DIRECTOR BENEFIT PLANS
The Company sponsors two deferred compensation plans, one for certain key management employees and another for directors. Under the management plan, employees designated by the Board of Directors may elect to defer compensation and the Company may at its discretion make nonelective contributions on behalf of one or more eligible plan participants. Upon retirement, termination of employment or at their election, the employee shall become entitled to receive the deferred amounts plus earnings thereon. The liability for the cumulative employee contributions and earnings thereon at December 31, 2020 and 2019 totaled approximately $1.5 million and $0.9 million, respectively, and is included in other liabilities on the consolidated balance sheets. The Company made discretionary contributions totaling $1.4 million and $1.8 million during 2020 and 2019, respectively, to selected recipients, which vested immediately and were fully expensed upon grant.
Under the director plan, participating directors may defer up to 100% of their Board compensation towards the purchase of Company common stock at market prices on a quarterly basis that is held in a Rabbi Trust and distributed when each such participating director ends his or her board service. During 2020 and 2019, the director plan purchased 2,561 and 3,769 shares of Company common stock valued at approximately $149,000 and $220,000, respectively. Common stock valued at approximately $20,157 (and representing 282 shares) and $33,000 (and representing 672 shares) was distributed to past directors during 2020 and 2019, respectively. The common stock outstanding and the related director deferred compensation liability are offsetting

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

components of the Company’s equity in the amount of $1.2 million at December 31, 2020 and $1.0 million at December 31, 2019 representing 31,481 shares and 29,202 shares, respectively.
The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 100% of salary compensation on either a pre-tax or after-tax basis, subject to certain IRS limits. Under the plan, the Company matches 100% of participating employee contributions up to 6% of the participant’s eligible compensation. The Company contribution vests over five years. The Company can make additional annual discretionary profit sharing contributions, as determined by the Board of Directors. During 2020, 2019 and 2018, the Company’s 401(k) expense was approximately $2.2 million (including a $0.5 million profit sharing contribution), $2.9 million (including a $1.1 million profit sharing contribution), and $1.8 million, respectively.
NOTE 10. STOCK-BASED COMPENSATION
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors. The Company’s stock-based compensation plans at December 31, 2020 are described below.
2011 Long-Term Incentive Plan (“2011 LTIP”): The Company’s 2011 LTIP, as subsequently amended with shareholder approval, has reserved 3,000,000 shares of the Company’s common stock for potential stock-based awards. This plan provides for certain stock-based awards such as, but not limited to, stock options, stock appreciation rights and restricted common stock, as well as cash performance awards. As of December 31, 2020, approximately 1.3 million shares were available for grant under this plan.
2002 Stock Incentive Plan: The Company’s 2002 Stock Incentive Plan, as subsequently amended with shareholder approval, reserved a total of 1,175,000 shares of the Company’s common stock for potential stock options. This plan became fully utilized in 2012 and no further awards may be granted under this plan.
Acquired Equity Incentive Plan: In 2016, the Company assumed sponsorship of an equity incentive plan of an acquired company to allow for that company’s already granted awards that became exercisable upon acquisition to be honored. No further awards may be granted under this assumed plan.
In general, for stock option grants the exercise price will not be less than the fair value of the Company’s common stock on the date of grant, the options will become exercisable based upon vesting terms determined by the committee, and the options will expire ten years after the date of grant. In general, for restricted stock grants the shares are issued at the fair value of the Company’s common stock on the date of grant, are restricted as to transfer, but are not restricted as to dividend payments or voting rights, and the transfer restrictions lapse over time, depending upon vesting terms provided for in the grant and contingent upon continued employment.
A Black-Scholes model is utilized to estimate the fair value of stock option grants. See Note 1 for the Company’s accounting policy on stock-based compensation. The weighted average assumptions used in the model for valuing stock option grants were as follows.

	2020	2019	2018
Dividend yield	—%	—%	—%
Expected volatility	25%	25%	25%
Risk-free interest rate	1.35%	1.75%	2.61%
Expected average life	7 years	7 years	7 years
Weighted average per share fair value of options	$20.55	$21.30	$17.36

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2017	1,643,255	$39.82
Granted	15,500	52.76
Exercise of stock options *	(70,556)	21.52
Forfeited	(6,500)	39.43
Outstanding – December 31, 2018	1,581,699	$40.77	7.4	$13,825
Granted	203,000	69.69
Exercise of stock options *	(337,428)	24.15
Forfeited	(3,538)	27.43
Outstanding – December 31, 2019	1,443,733	$48.75	7.4	$36,428
Granted	54,500	69.44
Exercise of stock options *	(60,773)	26.51
Forfeited	—	—
Outstanding – December 31, 2020	1,437,460	$50.47	6.6	$23,840
Exercisable – December 31, 2020	800,310	$46.18	6.1	$16,310
*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements, and accordingly 18,952 shares, 142,752 shares, and 6,411 shares were surrendered during 2020, 2019, and 2018, respectively.
Intrinsic value represents the amount by which the fair value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised in 2020, 2019, and 2018 was approximately $2.5 million, $13.9 million, and $2.2 million, respectively.
The following options were outstanding at December 31, 2020.

	Number of Shares		Weighted Average Exercise Price		Weighted Average Remaining Life (Years)
	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable
$13.73 – $30.00	82,013	77,963	$21.98	$22.27	3.1	3.2
$30.01 – $40.00	146,297	116,197	35.82	35.52	5.4	5.3
$40.01 – $50.00	801,150	478,350	48.86	48.86	6.4	6.4
$50.01 – $60.00	160,500	88,200	56.08	56.18	7.0	6.9
$60.01 – $73.52	247,500	39,600	70.16	70.01	8.9	8.9
	1,437,460	800,310	$50.47	$46.18	6.6	6.1

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2017	30,920	$34.26
Granted	18,256	52.55
Vested *	(19,661)	43.58
Forfeited	(3)	16.50
Outstanding – December 31, 2018	29,512	$39.37
Granted	12,498	67.59
Vested *	(19,081)	51.77
Forfeited	(408)	16.50
Outstanding – December 31, 2019	22,521	$44.94
Granted	19,672	60.29
Vested *	(23,268)	50.90
Forfeited	—	—
Outstanding – December 31, 2020	18,925	$53.57
*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding at the minimum statutory withholding rate, and accordingly 4,733 shares, 4,688 shares, and 3,948 shares were surrendered during 2020, 2019, and 2018, respectively.
The Company recognized $5.3 million, $4.8 million and $4.7 million of stock-based compensation expense (included in personnel on the consolidated statements of income) during the years ended December 31, 2020, 2019, and 2018, respectively, associated with its common stock awards granted to officers and employees. In addition, during 2020, 2019, and 2018, the Company recognized approximately $0.4 million, $0.3 million, and $0.2 million, respectively, of director expense (included in other expense on the consolidated statements of income) for restricted stock grants with immediate vesting to non-employee directors totaling 7,950 shares in 2020, 4,257 shares in 2019, and 3,510 shares in 2018. As of December 31, 2020, there was approximately $9.7 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately three years. The Company recognized a tax benefit of approximately $0.8 million, $2.3 million, and $0.2 million for the years ended December 31, 2020, 2019, and 2018 respectively, for the tax impact of stock option exercises and vesting of restricted stock.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 11. STOCKHOLDERS' EQUITY
The Board of Directors has authorized the repurchase of Nicolet’s outstanding common stock through its common stock repurchase program. During 2020, $40.5 million was utilized to repurchase and cancel over 646,700 common shares at a weighted average price of $62.69. As of December 31, 2020, there remained $20.4 million authorized under the repurchase program to be utilized from time-to-time to repurchase common shares in the open market, through block transactions or in private transactions. See Note 14, “Related Party Transactions” for additional information on common stock repurchases in private transactions with related parties.
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
NOTE 12. INCOME TAXES
The current and deferred amounts of income tax expense were as follows.

	Years Ended December 31,
(in thousands)	2020	2019	2018
Current	$29,764	$15,353	$14,967
Deferred	(9,288)	1,105	(1,521)
Income tax expense	$20,476	$16,458	$13,446
The differences between the income tax expense recognized and the amount computed by applying the statutory federal income tax rate of 21% to the income before income tax expense, less noncontrolling interest, for the years ended as indicated are included in the following table.

	Years Ended December 31,
(in thousands)	2020	2019	2018
Tax on pretax income, less noncontrolling interest, at statutory rates	$16,926	$14,931	$11,441
State income taxes, net of federal effect	5,030	3,672	3,308
Tax-exempt interest income	(527)	(609)	(574)
Non-deductible interest disallowance	14	29	30
Increase in cash surrender value life insurance	(738)	(573)	(508)
Non-deductible business entertainment	170	189	156
Stock-based employee compensation	(839)	(2,347)	(232)
Non-deductible compensation	272	3,122	—
Sale of UFS	(109)	(2,176)	—
Other, net	277	220	(175)
Income tax expense	$20,476	$16,458	$13,446

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The net deferred tax asset includes the following amounts of deferred tax assets and liabilities.

(in thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
ACL-Loans	$9,328	$4,985
Net operating loss carryforwards	1,692	1,808
Credit carryforwards	—	43
Compensation	5,822	3,477
Purchase of noncontrolling interest	2,112	—
Other	2,949	2,830
Other real estate	538	201
Total deferred tax assets	22,441	13,344
Deferred tax liabilities:
Premises and equipment	(1,577)	(1,390)
Prepaid expenses	(1,010)	(778)
Investment securities	(451)	(755)
Core deposit and other intangibles	(1,777)	(2,836)
Purchase accounting adjustments to liabilities	(1,969)	(2,375)
MSR asset	(2,269)	(1,391)
Other	(282)	—
Unrealized gain on securities AFS	(4,959)	(1,879)
Total deferred tax liabilities	(14,294)	(11,404)
Net deferred tax assets	$8,147	$1,940
A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2020 and 2019, no valuation allowance was determined to be necessary.
At December 31, 2020, the Company had a federal and state net operating loss carryforward of $3.3 million and $15.7 million, respectively. The entire federal and state net operating loss carryforwards were the result of the Company’s acquisitions. The federal and state net operating loss carryovers resulting from the acquisitions have been included in the IRC section 382 limitation calculation and are being limited to the overall amount expected to be realized.
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
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	December 31, 2020	December 31, 2019
Commitments to extend credit	$950,287	$773,555
Financial standby letters of credit	8,241	10,730
Performance standby letters of credit	8,366	8,469
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the contractual amounts were $113 million and $20 million, respectively, at December 31, 2020. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale totaled $43 million and $16

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

million, respectively, at December 31, 2019. The net fair value of these mortgage derivatives combined was a net loss of $0.2 million at December 31, 2020, compared to a net gain of $0.1 million at December 31, 2019.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial-related commitments to extend credit represented 78% and 74% of the total year-end commitments for 2020 and 2019, respectively, and were predominantly commercial lines of credit that carry a term of one year or less. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Financial and performance standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Financial standby letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while performance standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Both of these guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third-party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount. If the commitment is funded, the Company would be entitled to seek recovery from the customer. At December 31, 2020 and 2019, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.
The Company has federal funds lines available with other financial institutions where funds may be borrowed on a short-term basis at the market rate in effect at the time of the borrowing. Federal funds lines of $175 million were available at both December 31, 2020 and 2019.
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.
NOTE 14. RELATED PARTY TRANSACTIONS
The Company conducts transactions, in the normal course of business, with its directors and officers, including companies in which they have a beneficial interest. The Company is required to disclose material related party transactions, other than certain compensation arrangements, entered into in the normal course of business. It is the Company’s policy to comply with federal regulations that require that these transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable transactions to other persons. Related party loans totaled approximately $89 million and $86 million at December 31, 2020 and 2019, respectively.

Nicolet has an active common stock repurchase program that allows for the repurchase of common stock in the open market, through block transactions, or in private transactions. During 2020, Nicolet repurchased common stock in private transactions from two executives under this repurchase program, including 5,851 shares for $0.4 million (or an average cost per share of $71.45) from Robert B. Atwell and 5,852 shares for $0.4 million (or an average cost per share of $71.45) from Michael E. Daniels. In comparison, during 2019, Nicolet repurchased common stock in private transactions from two executives, including 32,415 shares for $2.2 million (or an average cost per share of $69.21) from Robert B. Atwell and 33,993 shares for $2.2 million (or an average cost per share of $64.02) from Michael E. Daniels. These private transactions were made in conjunction with large stock option exercises by the executives. See Note 10 for additional information on stock option activity and see Note 11 for additional information on the common stock repurchase program.
As described in Note 1, the Company had a 50% ownership in a joint venture with the Firm in connection with the Company’s headquarters facility. The Firm is considered a related party, as one of its principals is a Board member and shareholder of the Company. Effective December 31, 2020, the Bank purchased the 50% ownership interest from the Firm for $8 million, to improve efficiencies in process and organizational structure, and to reflect that the Bank had expanded to occupy the majority of the building. Thus, at December 31, 2020, the Bank was the sole owner and managing member of the JV, with the JV operating as a wholly owned subsidiary of the Bank solely to hold the headquarters facility. Prior to this purchase, the Bank incurred approximately $1.3 million, $1.2 million, and $1.1 million in annual rent expense to the JV during 2020, 2019, and 2018, respectively.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

In October 2013, the Company entered into a lease for a branch location in a facility owned by a different member of the Company’s Board and incurred annual rent expense of $122,000, $112,000, and $100,000, on this facility during 2020, 2019, and 2018, respectively. During 2019, this same Board member participated in a competitive bid process for and was awarded the contract as general contractor for the 2019 reconstruction of a different existing branch location. Total payments for the 2019 branch reconstruction were $1.3 million, including payments of $0.9 million in 2020 and $0.4 million in 2019 as progress was made on this branch reconstruction, of which at least 75% was passed through to various subcontractors. In addition, during 2018, this Board member participated in a competitive bid process for and was awarded the contract as general contractor for the 2018 reconstruction of another branch location. Total payments for the 2018 branch reconstruction were $1.0 million, of which at least 75% of these payments were passed through to various subcontractors.
In February 2016, the Company entered into a lease agreement for a non-branch location owned by a relative of a senior management team member and paid approximately $138,000 in 2018, to the company owned by the relative. This non-branch location was vacated and the lease terminated in first quarter 2019 for a final payment of $47,500.
NOTE 15. ASSET GAINS (LOSSES), NET
Components of the net gains (losses) on assets are as follows.

	Years Ended December 31,
(in thousands)	2020	2019	2018
Gains (losses) on sales of securities AFS, net	$395	$(22)	$(212)
Gains (losses) on equity securities, net	(987)	1,115	77
Gains (losses) on sales of OREO, net	157	(88)	1,032
Write-downs of OREO	(1,040)	(300)	(120)
Write-down of other investment	(100)	(100)	—
Gains (losses) on sales of other investments, net	—	7,442	187
Gains (losses) on sales or dispositions of other assets, net	(230)	(150)	205
Asset gains (losses), net	$(1,805)	$7,897	$1,169
NOTE 16. REGULATORY CAPITAL REQUIREMENTS
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total, Tier 1 and common equity Tier 1 (“CET1”) capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Bank met all capital adequacy requirements to which they are subject as of December 31, 2020 and 2019.
As of December 31, 2020 and 2019, the most recent notifications from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the Bank’s category.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
December 31, 2020
Company
Total risk-based capital	$406,325	12.9%	$252,683	8.0%
Tier 1 risk-based capital	385,068	12.2	189,512	6.0
Common equity Tier 1 capital	361,162	11.4	142,134	4.5
Leverage	385,068	9.0	170,402	4.0
Bank
Total risk-based capital	$351,081	11.2%	$251,769	8.0%	$314,711	10.0%
Tier 1 risk-based capital	329,824	10.5	188,826	6.0	251,769	8.0
Common equity Tier 1 capital	329,824	10.5	141,620	4.5	204,562	6.5
Leverage	329,824	7.8	170,025	4.0	212,532	5.0
December 31, 2019
Company
Total risk-based capital	$404,573	13.4%	$241,333	8.0%
Tier 1 risk-based capital	378,608	12.6	181,000	6.0
Common equity Tier 1 capital	348,454	11.6	135,750	4.5
Leverage	378,608	11.9	127,036	4.0
Bank
Total risk-based capital	$323,432	10.8%	$240,551	8.0%	$300,688	10.0%
Tier 1 risk-based capital	309,460	10.3	180,413	6.0	240,551	8.0
Common equity Tier 1 capital	309,460	10.3	135,310	4.5	195,447	6.5
Leverage	309,460	9.8	126,660	4.0	158,325	5.0
(1)The Total risk-based capital ratio is defined as Tier 1 capital plus tier 2 capital divided by total risk-weighted assets. The Tier 1 risk-based capital ratio is defined as Tier 1 capital divided by total risk-weighted assets. CET1 risk-based capital ratio is defined as Tier 1 capital, with deductions for goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities, and limitations on the inclusion of deferred tax assets, mortgage servicing assets and investments in other financial institutions, in each case as provided further in the rules, divided by total risk-weighted assets. The Leverage ratio is defined as Tier 1 capital divided by the most recent quarter’s average total assets as adjusted.
(2)Prompt corrective action provisions are not applicable at the bank holding company level.
Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal regulatory agencies. At December 31, 2020, the Bank could pay dividends of approximately $11 million to the Company without seeking regulatory approval.
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
The Company records and/or discloses financial instruments on a fair value basis. These financial assets and financial liabilities are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value. These levels are:
•Level 1 - quoted market prices in active markets for identical assets or liabilities that a company has the ability to access at the measurement date
•Level 2 - inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly
•Level 3 – significant unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

In instances where the fair value measurement is based on inputs from different levels, the level within which the entire fair value measurement will be categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. This assessment of the significance of an input requires management judgment.
Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
December 31, 2020
U.S. government agency securities	$63,451	$—	$63,451	$—
State, county and municipals	231,868	—	231,868	—
Mortgage-backed securities	162,495	—	162,495	—
Corporate debt securities	81,523	—	78,393	3,130
Securities AFS	$539,337	$—	$536,207	$3,130
Other investments (equity securities)	$3,567	$3,567	$—	$—
December 31, 2019
U.S. government agency securities	$16,460	$—	$16,460	$—
State, county and municipals	156,393	—	156,393	—
Mortgage-backed securities	195,018	—	195,018	—
Corporate debt securities	81,431	—	78,301	3,130
Securities AFS	$449,302	$—	$446,172	$3,130
Other investments (equity securities)	$3,375	$3,375	$—	$—
The following is a description of the valuation methodologies used by the Company for the Securities AFS and equity securities measured at fair value on a recurring basis, noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments. At December 31, 2020 and 2019, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.
The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Years Ended
Level 3 Fair Value Measurements:	December 31, 2020	December 31, 2019
Balance at beginning of year	$3,130	$8,490
Acquired balances	—	300
Paydowns/Sales/Settlements	—	(5,660)
Balance at end of year	$3,130	$3,130
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
December 31, 2020
Collateral dependent loans	$7,633	$—	$—	$7,633
OREO	3,608	—	—	3,608
MSR asset	9,276	—	—	9,276
December 31, 2019
Impaired loans	$16,150	$—	$—	$16,150
OREO	1,000	—	—	1,000
MSR asset	8,420	—	—	8,420
The following is a description of the valuation methodologies used by the Company for the items noted in the table above. For individually evaluated collateral dependent and impaired loans, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral for collateral dependent loans, or the estimated liquidity of the note. For OREO, the fair value is based upon the estimated fair value of the underlying collateral adjusted for the expected costs to sell. To estimate the fair value of the MSR asset, the underlying serviced loan pools are stratified by interest rate tranche and term of the loan, and a valuation model is used to calculate the present value of the expected future cash flows for each stratum. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.
Financial instruments:
The carrying amounts and estimated fair values of the Company's financial instruments are shown below.

December 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$802,859	$802,859	$802,859	$—	$—
Certificates of deposit in other banks	29,521	31,053	—	31,053	—
Securities AFS	539,337	539,337	—	536,207	3,130
Other investments	27,619	27,619	3,567	20,155	3,897
Loans held for sale	21,450	22,329	—	22,329	—
Loans, net	2,756,928	2,834,452	—	—	2,834,452
BOLI	83,262	83,262	83,262	—	—
MSR asset	9,230	9,276	—	—	9,276
Financial liabilities:
Deposits	$3,910,399	$3,917,121	$—	$—	$3,917,121
Long-term borrowings	53,869	53,859	—	29,488	24,371

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

December 31, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$182,059	$182,059	$182,059	$—	$—
Certificates of deposit in other banks	19,305	19,310	—	19,310	—
Securities AFS	449,302	449,302	—	446,172	3,130
Other investments	24,072	24,072	3,375	16,759	3,938
Loans held for sale	2,706	2,753	—	2,753	—
Loans, net	2,559,779	2,593,110	—	—	2,593,110
BOLI	78,140	78,140	78,140	—	—
MSR asset	5,919	8,420	—	—	8,420
Financial liabilities:
Deposits	$2,954,453	$2,956,229	$—	$—	$2,956,229
Long-term borrowings	67,629	66,816	—	25,075	41,741
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
Other investments: The valuation methodologies utilized for the exchange-traded equity securities are discussed under “Recurring basis fair value measurements” above. The carrying amount of Federal Reserve Bank and FHLB stock is a reasonably accepted fair value estimate given their restricted nature. Fair value is the redeemable (carrying) value based on the redemption provisions of the instruments which is considered a Level 2 measurement. The carrying amount of the remaining other investments (particularly common stocks of companies or other banks that are not publicly traded) approximates their fair value, determined primarily by analysis of company financial statements and recent capital issuances of the respective companies or banks, if any, and represents a Level 3 measurement.
Loans held for sale: The fair value estimation process for the loans held for sale portfolio is segregated by loan type. The estimated fair value was based on what secondary markets are currently offering for portfolios with similar characteristics and represents a Level 2 measurement.
Loans, net: For variable-rate loans that reprice frequently and with no significant change in credit risk or other optionality, fair values are based on carrying values. Fair values for all other loans are estimated by discounting contractual cash flows using estimated market discount rates, which reflect the credit and interest rate risk inherent in the loan. Collateral-dependent and impaired loans are included in loans, net. The fair value of loans is considered to be a Level 3 measurement due to internally developed discounted cash flow measurements.
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
Lending-related commitments: At December 31, 2020 and 2019, the estimated fair value of letters of credit, interest rate lock commitments on residential mortgage loans, outstanding mandatory commitments to sell residential mortgage loans into the secondary market, and mirror interest rate swap agreements were not significant.

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
NOTE 18. PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed Parent Company only financial statements of Nicolet Bankshares, Inc. follow.

Balance Sheets	December 31,
(in thousands)	2020	2019
Assets
Cash and due from subsidiary	$49,998	$70,426
Investments	6,742	6,650
Investments in subsidiaries	513,736	487,644
Goodwill	(3,266)	(3,266)
Other assets	177	396
Total assets	$567,387	$561,850
Liabilities and Stockholders’ Equity
Junior subordinated debentures	$24,869	$30,575
Subordinated notes	—	11,993
Other liabilities	3,329	3,020
Stockholders’ equity	539,189	516,262
Total liabilities and stockholders’ equity	$567,387	$561,850

Statements of Income	Years Ended December 31,
(in thousands)	2020	2019	2018
Interest income	$39	$55	$52
Interest expense	2,313	2,936	2,844
Net interest expense	(2,274)	(2,881)	(2,792)
Dividend income from subsidiaries	60,215	50,363	40,775
Operating expense	(886)	(321)	(364)
Gain (loss) on investments, net	(1,087)	1,015	265
Income tax benefit	1,102	506	305
Earnings before equity in undistributed income (loss) of subsidiaries	57,070	48,682	38,189
Equity in undistributed income (loss) of subsidiaries	3,052	5,959	2,847
Net income attributable to Nicolet Bankshares, Inc.	$60,122	$54,641	$41,036

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Statements of Cash Flows	Years Ended December 31,
(in thousands)	2020	2019	2018
Cash Flows From Operating Activities:
Net income attributable to Nicolet Bankshares, Inc.	$60,122	$54,641	$41,036
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts	486	515	515
(Gain) loss on investments, net	1,087	(1,015)	(265)
Change in other assets and liabilities, net	1,786	(421)	(25)
Equity in undistributed (income) loss of subsidiaries, net of dividends	(3,052)	(5,959)	(2,847)
Net cash provided by operating activities	60,429	47,761	38,414
Cash Flows from Investing Activities:
Proceeds from sale of investments	185	—	708
Purchases of investments	(1,179)	(2,484)	(920)
Net cash paid in business combinations	(21,644)	(412)	—
Net cash used in investing activities	(22,638)	(2,896)	(212)
Cash Flows From Financing Activities:
Purchase and retirement of common stock	(42,088)	(28,460)	(22,749)
Proceeds from issuance of common stock, net	2,055	8,742	1,800
Repayment of long-term borrowings	(18,186)	—	—
Net cash used in financing activities	(58,219)	(19,718)	(20,949)
Net increase (decrease) in cash and due from subsidiary	(20,428)	25,147	17,253
Beginning cash and due from subsidiary	70,426	45,279	28,026
Ending cash and due from subsidiary	$49,998	$70,426	$45,279
NOTE 19. EARNINGS PER COMMON SHARE
See Note 1 for the Company’s accounting policy on earnings per common share. Presented below are the calculations for basic and diluted earnings per common share.

	Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Net income attributable to Nicolet Bankshares, Inc.	$60,122	$54,641	$41,036
Weighted average common shares outstanding	10,337	9,562	9,640
Effect of dilutive common stock awards	204	338	316
Diluted weighted average common shares outstanding	10,541	9,900	9,956
Basic earnings per common share	$5.82	$5.71	$4.26
Diluted earnings per common share	$5.70	$5.52	$4.12
Options to purchase 0.1 million shares for the year ended December 31, 2020 were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. Options to purchase less than 0.1 million shares outstanding for year ended December 31, 2019 and options to purchase 0.1 million shares outstanding for the year ended December 31, 2018, respectively, were excluded from the calculation of diluted earnings per share as the effect of their exercise would have been anti-dilutive.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 20. REVENUE RECOGNITION
See Note 1 for the Company’s accounting policy on revenue recognition in accordance with Topic 606. This guidance does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income categories such as gains or losses associated with mortgage servicing rights, derivatives, and income from BOLI are not within the scope of the new guidance. The main types of revenue contracts within the scope of Topic 606 include trust services fee income, brokerage fee income, service charges on deposit accounts, card interchange income, and certain other noninterest income. These contracts are discussed in detail below:

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

Service charges on deposit accounts: The deposit contract obligates the Company to serve as a custodian of the customer’s deposited funds and generally can be terminated at will by either party. This contract permits the customer to access the funds on deposit and request additional services related to the deposit account. Service charges on deposit accounts consist of account analysis fees (net fees earned on analyzed business and public checking accounts), monthly service charges, nonsufficient fund (“NSF”) charges, and other deposit account related charges. The Company’s performance obligation for account analysis fees and monthly service charges is generally satisfied, and the related revenue recognized, over the period in which the service is provided (typically on a monthly basis); while NSF charges and other deposit account related charges are largely transactional based and the related revenue is recognized at the time the service is provided.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Nicolet Bankshares, Inc.

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Nicolet Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of allowance for credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate of the allowance for credit losses – loans related to loans collectively evaluated for impairment
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses – loans (ACL-Loans) totaled $32.2 million of which $30.9 million relates to loans collectively evaluated for impairment (general reserve). The Company estimated the general reserve using the weighted average remaining life method which utilizes historical loss rates of pools of loans with similar risk characteristics and then applied to the respective loan pool balances. These amounts are then adjusted for certain qualitative factors related to current conditions in addition to adjustments for reasonable and supportable forecasts for future periods.

We identified the estimate of the general reserve portion of the ACL-Loans as a critical audit matter because auditing it required significant auditor judgment and involved significant estimation uncertainty requiring industry knowledge and experience.

The primary audit procedures we performed to address this critical audit matter included:

•We evaluated the design and tested the operating effectiveness of key controls relating to the Company’s ACL-Loans calculation, including controls over the segmentation of the loan portfolio, the periods used in the calculation, the determination of qualitative factors including reasonable and supportable forecasts, and the precision of management’s review and approval of the calculation and resulting estimate
•We tested the completeness and accuracy of the data used by management to calculate historical loss rates adjusted for the remaining life of the loan pools
•We tested the completeness and accuracy of the data used by management in determining qualitative factor adjustments, including the reasonable and supportable factors, by agreeing them to internal and external information
•We analyzed the qualitative factors in comparison to historical periods to evaluate the directional consistency in relation to the Company’s loan portfolio and local economy

We have served as the Company’s auditor since 2005.

Atlanta, Georgia
February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Nicolet Bankshares, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2018 and the related notes (collectively, the consolidated financial statements) of Nicolet Bankshares, Inc. and subsidiaries (the “Company”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company‘s operations and cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2005.
Atlanta, Georgia
March 8, 2019

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, management, under the supervision, and with the participation, of our Chief Executive Officer and President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of such evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to Nicolet that is required to be included in Nicolet’s periodic filings with the SEC. During the fourth quarter of 2020 there were no significant changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020, was effective.
Wipfli LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 is included under the heading “Report of Independent Registered Public Accounting Firm.”
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
The remaining information required in Part III, Item 10 is incorporated by reference to the registrant’s definitive proxy statement for the 2021 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required in Part III, Item 11 is incorporated by reference to the registrant’s definitive proxy statement for the 2021 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	1,456,385	$50.47	1,339,994
Equity compensation plans not approved by security holders	—	—	—
Total at December 31, 2020	1,456,385	$50.47	1,339,994
(1) Includes 18,925 shares potentially issuable upon the vesting of outstanding restricted stock.
(2) The weighted average exercise price relates only to the exercise of outstanding options included in column (a).
The remaining information required in Part III, Item 12 is incorporated by reference to the registrant’s definitive proxy statement for the 2021 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in Part III, Item 13 is incorporated by reference to the registrant’s definitive proxy statement for the 2021 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in Part III, Item 14 is incorporated by reference to the registrant’s definitive proxy statement for the 2021 Annual Meeting of Shareholders.

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

10.6†	Nicolet National Bank 2002 Deferred Compensation Plan, as amended. (7)
10.7†	Nicolet National Bank 2009 Deferred Compensation Plan for Non-Employee Directors. (5)
10.8†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Michael E. Daniels. (8)
10.9†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Robert B. Atwell. (8)
10.10	[Reserved]
10.11	[Reserved]
10.12†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Ann K. Lawson. (8)
10.13†	Nicolet Bankshares, Inc. 2010 Equity Incentive Plan (formerly the Baylake Corp. 2010 Equity Incentive Plan), and forms of award documents. (9)
10.14	[Reserved]
10.15†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Eric J. Witczak. (8)
10.16†	Nicolet Bankshares, Inc. Employee Stock Purchase Plan. (10)
10.17†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Brad V. Hutjens. (8)
21.1	Subsidiaries of Nicolet Bankshares, Inc.
23.1	Consent of Wipfli LLP.
23.2	Consent of Porter Keadle Moore, LLC.
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (11)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
† Denotes a management compensatory agreement.

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
(4) Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016 (File No. 001-37700).
(5) Incorporated by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4, filed on February 1, 2013 (Regis. No. 333-186401).
(6) Incorporated by reference to the Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 9, 2015 (File No. 333-90052).
(7) Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 10, 2017 (File No. 001-37700).
(8) Incorporated by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 8, 2019 (File No. 001-37700).
(9) Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016 (File No. 001-37700).
(10) Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed March 7, 2018.
(11) Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICOLET BANKSHARES, INC.

February 26, 2021	By:	/s/ Robert B. Atwell
Robert B. Atwell, Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 26, 2021

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