Form 10-Q
period 2021-03-31
NICOLET BANKSHARES INC
filed 2021-04-30
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2021 there were 9,956,521 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
March 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$61,295	$88,460
Interest-earning deposits	674,559	714,399
Cash and cash equivalents	735,854	802,859
Certificates of deposit in other banks	27,296	29,521
Securities available for sale (“AFS”), at fair value	558,229	539,337
Other investments	28,248	27,619
Loans held for sale	16,883	21,450
Loans	2,846,351	2,789,101
Allowance for credit losses - loans (“ACL-Loans”)	(32,626)	(32,173)
Loans, net	2,813,725	2,756,928
Premises and equipment, net	59,413	59,944
Bank owned life insurance (“BOLI”)	83,788	83,262
Goodwill and other intangibles, net	174,501	175,353
Accrued interest receivable and other assets	45,867	55,516
Total assets	$4,543,804	$4,551,789

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$1,216,477	$1,212,787
Interest-bearing deposits	2,684,117	2,697,612
Total deposits	3,900,594	3,910,399
Short-term borrowings	—	—
Long-term borrowings	43,988	53,869
Accrued interest payable and other liabilities	49,176	48,332
Total liabilities	3,993,758	4,012,600

Stockholders’ Equity:
Common stock	100	100
Additional paid-in capital	271,388	273,390
Retained earnings	271,191	252,952
Accumulated other comprehensive income (loss)	7,367	12,747
Total stockholders’ equity	550,046	539,189
Total liabilities and stockholders’ equity	$4,543,804	$4,551,789

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	9,987,897	10,011,342
Common shares issued	10,002,322	10,030,267
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Interest income:
Loans, including loan fees	$33,862	$33,778
Investment securities:
Taxable	1,814	2,072
Tax-exempt	545	491
Other interest income	655	662
Total interest income	36,876	37,003
Interest expense:
Deposits	2,922	4,957
Short-term borrowings	—	27
Long-term borrowings	313	756
Total interest expense	3,235	5,740
Net interest income	33,641	31,263
Provision for credit losses	500	3,000
Net interest income after provision for credit losses	33,141	28,263
Noninterest income:
Trust services fee income	1,775	1,579
Brokerage fee income	2,793	2,322
Mortgage income, net	7,230	2,327
Service charges on deposit accounts	1,091	1,225
Card interchange income	1,927	1,562
BOLI income	527	703
Asset gains (losses), net	711	(654)
Other income	1,072	521
Total noninterest income	17,126	9,585
Noninterest expense:
Personnel	15,116	13,323
Occupancy, equipment and office	4,137	4,204
Business development and marketing	989	1,359
Data processing	2,658	2,563
Intangibles amortization	852	993
FDIC assessments	595	—
Other expense	1,734	1,412
Total noninterest expense	26,081	23,854
Income before income tax expense	24,186	13,994
Income tax expense	5,947	3,321
Net income	18,239	10,673
Less: Net income attributable to noncontrolling interest	—	118
Net income attributable to Nicolet Bankshares, Inc.	$18,239	$10,555
Earnings per common share:
Basic	$1.82	$1.00
Diluted	$1.75	$0.98
Weighted average common shares outstanding:
Basic	9,997,634	10,515,778
Diluted	10,403,309	10,800,636
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$18,239	$10,673
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	(7,369)	4,329
Net realized (gains) losses included in income	—	—
Income tax (expense) benefit	1,989	(1,168)
Total other comprehensive income (loss)	(5,380)	3,161
Comprehensive income	$12,859	$13,834
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balances at December 31, 2020	$100	$273,390	$252,952	$12,747	$—	$539,189
Comprehensive income:
Net income, three months ended March 31, 2021	—	—	18,239	—	—	18,239
Other comprehensive income (loss)	—	—	—	(5,380)	—	(5,380)
Stock-based compensation expense	—	1,341	—	—	—	1,341
Exercise of stock options, net	—	1,161	—	—	—	1,161
Issuance of common stock	—	121	—	—	—	121
Purchase and retirement of common stock	—	(4,625)	—	—	—	(4,625)
Balances at March 31, 2021	$100	$271,388	$271,191	$7,367	$—	$550,046
Balances at December 31, 2019	$106	$312,733	$199,005	$4,418	$728	$516,990
Comprehensive income:
Net income, three months ended March 31, 2020	—	—	10,555	—	118	10,673
Other comprehensive income (loss)	—	—	—	3,161	—	3,161
Stock-based compensation expense	—	1,299	—	—	—	1,299
Exercise of stock options, net	—	851	—	—	—	851
Issuance of common stock	—	215	—	—	—	215
Purchase and retirement of common stock	(2)	(15,195)	—	—	—	(15,197)
Distribution to noncontrolling interest	—	—	—	—	(77)	(77)
Adoption of new accounting pronouncement	—	—	(6,175)	—	—	(6,175)
Balances at March 31, 2020	$104	$299,903	$203,385	$7,579	$769	$511,740
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income	$18,239	$10,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	2,719	2,156
Provision for credit losses	500	3,000
Increase in cash surrender value of life insurance	(527)	(525)
Stock-based compensation expense	1,341	1,299
Asset (gains) losses, net	(711)	654
Gain on sale of loans held for sale, net	(7,255)	(3,017)
Proceeds from sale of loans held for sale	222,406	103,950
Origination of loans held for sale	(211,701)	(102,715)
Net change in:
Accrued interest receivable and other assets	9,719	(5,567)
Accrued interest payable and other liabilities	3,483	2,257
Net cash provided by (used in) operating activities	38,213	12,165
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(57,003)	(32,238)
Net (increase) decrease in certificates of deposit in other banks	2,225	501
Purchases of securities AFS	(48,402)	(74,759)
Proceeds from calls and maturities of securities AFS	21,215	17,931
Purchases of other investments	(89)	(3,673)
Proceeds from sales of other investments	81	—
Net (increase) decrease in premises and equipment	(485)	(4,961)
Net (increase) decrease in other real estate and other assets	293	—
Net cash provided by (used in) investing activities	(82,165)	(97,199)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(9,710)	69,143
Net increase in short-term borrowings	—	75,000
Proceeds from long-term borrowings	—	20,000
Repayments of long-term borrowings	(10,000)	(5,000)
Purchase and retirement of common stock	(4,625)	(15,197)
Proceeds from issuance of common stock	121	215
Proceeds from exercise of stock options	1,161	851
Distribution to noncontrolling interest	—	(77)
Net cash provided by (used in) financing activities	(23,053)	144,935
Net increase (decrease) in cash and cash equivalents	(67,005)	59,901
Cash and cash equivalents:
Beginning	802,859	182,059
Ending *	$735,854	$241,960
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,492	$6,077
Cash paid for taxes	—	—
Transfer of loans and bank premises to other real estate owned	302	—
Capitalized mortgage servicing rights	1,117	559
* Cash and cash equivalents at both March 31, 2021 and March 31, 2020, include restricted cash of $1.9 million pledged as collateral on interest rate swaps and no reserve balance was required with the Federal Reserve Bank.
See accompanying notes to unaudited consolidated financial statements.

NICOLET BANKSHARES, INC.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation
General
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets, statements of income, comprehensive income, changes in stockholders’ equity and cash flows of Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) and its subsidiaries, as of and for the periods presented, and all such adjustments are of a normal recurring nature. All material intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Reclassifications
Certain amounts in the 2020 consolidated financial statements have been reclassified to conform to the 2021 presentation.

Note 2 – Acquisitions
Completed Acquisition:

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

Upon consummation, Advantage added total assets of approximately $172 million (representing approximately 4% of Nicolet’s then pre-merger asset size), loans of $88 million, deposits of $141 million, core deposit intangible of $1 million, and goodwill of $12 million.

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

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Net income attributable to Nicolet Bankshares, Inc.	$18,239	$10,555

Weighted average common shares outstanding	9,998	10,516
Effect of dilutive common stock awards	405	285
Diluted weighted average common shares outstanding	10,403	10,801

Basic earnings per common share*	$1.82	$1.00
Diluted earnings per common share*	$1.75	$0.98
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
For the three months ended March 31, 2021, options to purchase less than 0.1 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. For the three months ended March 31, 2020, options to purchase approximately 0.1 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.

Note 4 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors, and at March 31, 2021, approximately 1.3 million shares were available for grant under these stock-based compensation plans.
A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants for the three months ended March 31, 2020 were as follows. There were no stock option grants for the three months ended March 31, 2021.

	Three Months Ended March 31,
	2021	2020
Dividend yield	—%	—%
Expected volatility	—%	25%
Risk-free interest rate	—%	1.67%
Expected average life	0 years	7 years
Weighted average per share fair value of options	$—	$21.83

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2020	1,437,460	$50.47
Granted	—	—
Exercise of stock options *	(32,672)	35.55
Forfeited	—	—
Outstanding - March 31, 2021	1,404,788	$50.82	6.4	$45,872
Exercisable - March 31, 2021	779,538	$46.87	5.9	$28,538
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the three months ended March 31, 2021, 5,607 such shares were withheld by the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the three months ended March 31, 2021 and 2020 was approximately $1.3 million and $1.8 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2020	$53.57	18,925
Granted	72.24	1,500
Vested *	47.23	(6,000)
Forfeited	—	—
Outstanding - March 31, 2021	$58.15	14,425
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 1,300 shares were surrendered during the three months ended March 31, 2021.
The Company recognized approximately $1.2 million and $1.3 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for the three months ended March 31, 2021 and 2020, respectively, associated with its common stock awards granted to officers and employees. In addition, during first quarter 2021, the Company recognized approximately $0.1 million of director expense (included in other expense on the consolidated statements of income) for a total restricted stock grant of 1,500 shares with immediate vesting to directors. As of March 31, 2021, there was approximately $8.5 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately 2.5 years. The Company recognized a tax benefit of approximately $0.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

Note 5 – Securities Available for Sale
Amortized cost and fair value of securities available for sale are summarized as follows.

	March 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value as % of Total
U.S. government agency securities	$79,139	$232	$256	$79,115	14%
State, county and municipals	226,192	3,415	1,935	227,672	41%
Mortgage-backed securities	163,048	4,892	1,040	166,900	30%
Corporate debt securities	79,758	4,868	84	84,542	15%
Total	$548,137	$13,407	$3,315	$558,229	100%

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value as % of Total
U.S. government agency securities	$63,162	$289	$—	$63,451	12%
State, county and municipals	226,493	5,386	11	231,868	43%
Mortgage-backed securities	156,148	6,425	78	162,495	30%
Corporate debt securities	76,073	5,450	—	81,523	15%
Total	$521,876	$17,550	$89	$539,337	100%
All mortgage-backed securities included in the table above were issued by U.S. government agencies and corporations. Securities AFS with a fair value of $145 million and $146 million as of March 31, 2021 and December 31, 2020, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law. Accrued interest on securities AFS totaled $2.8 million and $2.3 million at March 31, 2021 and December 31, 2020, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of securities AFS for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	March 31, 2021
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$16,263	$256	$—	$—	$16,263	$256	1
State, county and municipals	74,338	1,935	—	—	74,338	1,935	110
Mortgage-backed securities	39,362	1,036	331	4	39,693	1,040	40
Corporate debt securities	2,087	84	—	—	2,087	84	1
Total	$132,050	$3,311	$331	$4	$132,381	$3,315	152

	December 31, 2020
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
State, county and municipals	$5,181	$11	$—	$—	$5,181	$11	9
Mortgage-backed securities	10,612	71	492	7	11,104	78	22
Total	$15,793	$82	$492	$7	$16,285	$89	31
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
As of March 31, 2021 and December 31, 2020, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.

The amortized cost and fair value of securities AFS by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; as this is particularly inherent in mortgage-backed securities, these securities are not included in the maturity categories below.

	March 31, 2021
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$91,706	$92,221
Due in one year through five years	160,270	165,873
Due after five years through ten years	121,235	120,172
Due after ten years	11,878	13,063
	385,089	391,329
Mortgage-backed securities	163,048	166,900
Securities AFS	$548,137	$558,229
There were no sales of securities AFS for the three months ended March 31, 2021 and March 31, 2020.

Note 6 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	March 31, 2021		December 31, 2020
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$728,498	26%	$750,718	27%
Paycheck Protection Program (“PPP”) loans	229,403	8	186,016	7
Owner-occupied commercial real estate (“CRE”)	520,274	18	521,300	19
Agricultural	107,009	4	109,629	4
CRE investment	490,053	17	460,721	16
Construction & land development	137,670	5	131,283	5
Residential construction	39,586	1	41,707	1
Residential first mortgage	456,197	16	444,155	16
Residential junior mortgage	107,641	4	111,877	4
Retail & other	30,020	1	31,695	1
Loans	2,846,351	100%	2,789,101	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	32,626		32,173
Loans, net	$2,813,725		$2,756,928
Allowance for credit losses - Loans to loans	1.15%		1.15%
Accrued interest on loans totaled $7 million at both March 31, 2021 and December 31, 2020, and is included in accrued interest receivable and other assets on the consolidated balance sheets.
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

A roll forward of the allowance for credit losses - loans is summarized as follows.

	Three Months Ended		Year Ended
(in thousands)	March 31, 2021	March 31, 2020	December 31, 2020
Beginning balance	$32,173	$13,972	$13,972
Adoption of CECL	—	8,488	8,488
Initial PCD ACL	—	797	797
Total impact for adoption of CECL	—	9,285	9,285
Provision for credit losses	500	3,000	10,300
Charge-offs	(94)	(93)	(1,689)
Recoveries	47	38	305
Net (charge-offs) recoveries	(47)	(55)	(1,384)
Ending balance	$32,626	$26,202	$32,173
The following tables present the balance and activity in the ACL-Loans by portfolio segment.

	Three Months Ended March 31, 2021
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$11,644	$5,872	$1,395	$5,441	$984	$421	$4,773	$1,086	$557	$32,173
Provision	(1,043)	(338)	(100)	723	248	83	539	224	164	500
Charge-offs	(44)	—	—	(4)	—	—	—	—	(46)	(94)
Recoveries	31	—	—	—	—	—	10	2	4	47
Net (charge-offs) recoveries	(13)	—	—	(4)	—	—	10	2	(42)	(47)
Ending balance	$10,588	$5,534	$1,295	$6,160	$1,232	$504	$5,322	$1,312	$679	$32,626
As % of ACL-Loans	32%	17%	4%	19%	4%	2%	16%	4%	2%	100%
*The PPP loans are fully guaranteed by the SBA; thus, no ACL-Loans has been allocated to these loans.

	Year Ended December 31, 2020
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$5,471	$3,010	$579	$1,600	$414	$368	$1,669	$517	$344	$13,972
Adoption of CECL	2,962	1,249	361	1,970	51	124	1,286	351	134	8,488
Initial PCD ACL	797	—	—	—	—	—	—	—	—	797
Provision	3,106	2,062	455	2,061	519	(71)	1,809	151	208	10,300
Charge-offs	(812)	(530)	—	(190)	—	—	(2)	—	(155)	(1,689)
Recoveries	120	81	—	—	—	—	11	67	26	305
Net (charge-offs) recoveries	(692)	(449)	—	(190)	—	—	9	67	(129)	(1,384)
Ending balance	$11,644	$5,872	$1,395	$5,441	$984	$421	$4,773	$1,086	$557	$32,173
As % of ACL-Loans	36%	18%	4%	17%	3%	1%	15%	4%	2%	100%
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
A loan is considered to be collateral dependent when, based upon management's assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the estimated fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following tables present collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation.

March 31, 2021	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,437	$2,437	$401	$2,036	$955
PPP loans	—	—	—	—	—	—
Owner-occupied CRE	3,514	—	3,514	3,514	—	—
Agricultural	986	675	1,661	986	675	2
CRE investment	1,436	—	1,436	1,436	—	—
Construction & land development	308	—	308	308	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	—	—	—	—	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$6,244	$3,112	$9,356	$6,645	$2,711	$957

December 31, 2020	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,195	$2,195	$501	$1,694	$1,241
PPP loans	—	—	—	—	—	—
Owner-occupied CRE	3,519	—	3,519	3,519	—	—
Agricultural	584	797	1,381	1,378	3	3
CRE investment	1,474	—	1,474	1,474	—	—
Construction & land development	308	—	308	308	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	—	—	—	—	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$5,885	$2,992	$8,877	$7,180	$1,697	$1,244

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	March 31, 2021
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$58	$2,842	$725,598	$728,498
PPP loans	—	—	229,403	229,403
Owner-occupied CRE	76	1,563	518,635	520,274
Agricultural	—	2,087	104,922	107,009
CRE investment	—	1,436	488,617	490,053
Construction & land development	73	327	137,270	137,670
Residential construction	—	—	39,586	39,586
Residential first mortgage	1,932	527	453,738	456,197
Residential junior mortgage	32	116	107,493	107,641
Retail & other	56	67	29,897	30,020
Total loans	$2,227	$8,965	$2,835,159	$2,846,351
Percent of total loans	0.1%	0.3%	99.6%	100.0%

	December 31, 2020
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$—	$2,646	$748,072	$750,718
PPP loans	—	—	186,016	186,016
Owner-occupied CRE	—	1,869	519,431	521,300
Agricultural	7	1,830	107,792	109,629
CRE investment	—	1,488	459,233	460,721
Construction & land development	—	327	130,956	131,283
Residential construction	—	—	41,707	41,707
Residential first mortgage	613	823	442,719	444,155
Residential junior mortgage	43	384	111,450	111,877
Retail & other	102	88	31,505	31,695
Total loans	$765	$9,455	$2,778,881	$2,789,101
Percent of total loans	—%	0.4%	99.6%	100.0%
The following table presents nonaccrual loans by portfolio segment. The nonaccrual loans without a related allowance for credit losses have been reflected in the collateral dependent loans table above.

	March 31, 2021		December 31, 2020
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$2,842	32%	$2,646	28%
PPP loans	—	—	—	—
Owner-occupied CRE	1,563	17	1,869	20
Agricultural	2,087	23	1,830	19
CRE investment	1,436	16	1,488	16
Construction & land development	327	4	327	3
Residential construction	—	—	—	—
Residential first mortgage	527	6	823	9
Residential junior mortgage	116	1	384	4
Retail & other	67	1	88	1
Nonaccrual loans	$8,965	100%	$9,455	100%
Percent of total loans	0.3%		0.4%

Credit Quality Information:
The following tables present total loans by risk categories and year of origination.

March 31, 2021	Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial (a)
Grades 1-4	$163,454	$247,363	$115,018	$86,898	$66,632	$56,175	$192,156	$—	$927,696
Grade 5	115	2,012	3,339	4,560	5,299	3,821	6,216	—	25,362
Grade 6	670	65	16	42	—	57	219	—	1,069
Grade 7	—	20	928	469	655	336	1,366	—	3,774
Total	$164,239	$249,460	$119,301	$91,969	$72,586	$60,389	$199,957	$—	$957,901
Owner-occupied CRE
Grades 1-4	$13,070	$88,302	$74,839	$76,925	$50,831	$182,221	$1,084	$—	$487,272
Grade 5	—	41	1,933	1,032	7,828	11,266	—	—	22,100
Grade 6	—	—	—	21	2,564	51	—	—	2,636
Grade 7	—	2,968	512	—	952	3,834	—	—	8,266
Total	$13,070	$91,311	$77,284	$77,978	$62,175	$197,372	$1,084	$—	$520,274
Agricultural
Grades 1-4	$1,179	$13,801	$5,232	$7,353	$9,551	$34,345	$21,259	$—	$92,720
Grade 5	284	295	—	685	439	6,301	277	—	8,281
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	26	90	5,795	97	—	6,008
Total	$1,463	$14,096	$5,232	$8,064	$10,080	$46,441	$21,633	$—	$107,009
CRE investment
Grades 1-4	$49,394	$80,566	$73,984	$34,734	$60,858	$143,032	$6,028	$—	$448,596
Grade 5	1,555	2,592	1,106	3,077	3,777	26,654	—	—	38,761
Grade 6	—	—	—	—	787	—	—	—	787
Grade 7	—	—	—	—	—	1,909	—	—	1,909
Total	$50,949	$83,158	$75,090	$37,811	$65,422	$171,595	$6,028	$—	$490,053
Construction & land development
Grades 1-4	$4,931	$77,235	$23,800	$14,532	$2,068	$8,450	$4,279	$—	$135,295
Grade 5	—	—	373	651	534	22	453	—	2,033
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	19	323	—	—	342
Total	$4,931	$77,235	$24,173	$15,183	$2,621	$8,795	$4,732	$—	$137,670
Residential construction
Grades 1-4	$6,212	$27,277	$5,129	$392	$307	$215	$—	$—	$39,532
Grade 5	—	—	—	—	54	—	—	—	54
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$6,212	$27,277	$5,129	$392	$361	$215	$—	$—	$39,586
Residential first mortgage
Grades 1-4	$48,620	$144,134	$58,206	$34,880	$35,738	$126,739	$342	$5	$448,664
Grade 5	—	—	921	2,149	462	2,771	—	—	6,303
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	435	194	15	586	—	—	1,230
Total	$48,620	$144,134	$59,562	$37,223	$36,215	$130,096	$342	$5	$456,197
Residential junior mortgage
Grades 1-4	$964	$4,406	$3,997	$3,228	$838	$3,553	$89,255	$1,252	$107,493
Grade 5	—	—	—	—	—	32	—	—	32
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	26	48	42	—	116
Total	$964	$4,406	$3,997	$3,228	$864	$3,633	$89,297	$1,252	$107,641
Retail & other
Grades 1-4	$2,428	$5,381	$4,774	$1,541	$1,567	$1,961	$12,301	$—	$29,953
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	17	—	—	—	50	—	—	67
Total	$2,428	$5,398	$4,774	$1,541	$1,567	$2,011	$12,301	$—	$30,020

Total loans	$292,876	$696,475	$374,542	$273,389	$251,891	$620,547	$335,374	$1,257	$2,846,351
(a) For purposes of this table at March 31, 2021, the $229 million net carrying value of PPP loans include $138 million originated in 2021 and $91 million originated in 2020, have a Pass risk grade (Grades 1-4) and have been included with the Commercial & industrial loan category.

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
(a) For purposes of this table, the $186 million net carrying value of PPP loans at December 31, 2020 were originated in 2020, have a Pass risk grade (Grades 1-4) and have been included with the Commercial & industrial loan category.

The following tables present total loans by risk categories.

	March 31, 2021
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$698,293	$25,362	$1,069	$3,774	$728,498
PPP loans	229,403	—	—	—	229,403
Owner-occupied CRE	487,272	22,100	2,636	8,266	520,274
Agricultural	92,720	8,281	—	6,008	107,009
CRE investment	448,596	38,761	787	1,909	490,053
Construction & land development	135,295	2,033	—	342	137,670
Residential construction	39,532	54	—	—	39,586
Residential first mortgage	448,664	6,303	—	1,230	456,197
Residential junior mortgage	107,493	32	—	116	107,641
Retail & other	29,953	—	—	67	30,020
Total loans	$2,717,221	$102,926	$4,492	$21,712	$2,846,351
Percent of total	95.4%	3.6%	0.2%	0.8%	100.0%

	December 31, 2020
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$700,119	$33,451	$8,122	$9,026	$750,718
PPP loans	186,016	—	—	—	186,016
Owner-occupied CRE	492,191	16,499	2,416	10,194	521,300
Agricultural	93,524	9,035	719	6,351	109,629
CRE investment	445,727	12,232	796	1,966	460,721
Construction & land development	128,748	2,056	—	479	131,283
Residential construction	41,652	55	—	—	41,707
Residential first mortgage	437,050	5,504	—	1,601	444,155
Residential junior mortgage	111,461	32	—	384	111,877
Retail & other	31,607	—	—	88	31,695
Total loans	$2,668,095	$78,864	$12,053	$30,089	$2,789,101
Percent of total	95.7%	2.8%	0.4%	1.1%	100.0%
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
Troubled Debt Restructurings: At March 31, 2021, there were eight loans classified as troubled debt restructurings with a current outstanding balance of $5.1 million (including $3.0 million on nonaccrual and $2.1 million performing) and pre-modification balance of $5.5 million. In comparison, at December 31, 2020, there were eleven loans classified as troubled debt restructurings with an outstanding balance of $5.5 million (including $3.4 million on nonaccrual and $2.1 million performing) and pre-modification balance of $6.5 million. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the three months ended March 31, 2021. As of March 31, 2021, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.

Note 7 – Goodwill and Other Intangibles and Mortgage Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. Management continues to consider the ongoing impacts of the COVID-19 pandemic and related economic uncertainty on the valuation of our franchise, stability of deposits, and of the wealth client base, underlying our goodwill, core deposit intangible, and customer list intangibles, and determined no impairments were indicated. A summary of goodwill and other intangibles was as follows.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2021	December 31, 2020
Goodwill	$163,151	$163,151
Core deposit intangibles	8,112	8,837
Customer list intangibles	3,238	3,365
Other intangibles	11,350	12,202
Goodwill and other intangibles, net	$174,501	$175,353
Goodwill: A summary of goodwill was as follows. During 2020, goodwill increased due to the Advantage acquisition. See Note 2 for additional information on the Company’s acquisitions.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2021	December 31, 2020
Goodwill:
Goodwill at beginning of year	$163,151	$151,198
Acquisition	—	11,953
Goodwill at end of period	$163,151	$163,151
Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During 2020, core deposit intangibles increased due to the Advantage acquisition. See Note 2 for additional information on the Company’s acquisitions.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2021	December 31, 2020
Core deposit intangibles:
Gross carrying amount	$31,715	$31,715
Accumulated amortization	(23,603)	(22,878)
Net book value	$8,112	$8,837
Additions during the period	$—	$1,000
Amortization during the period	$725	$3,060
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(2,285)	(2,158)
Net book value	$3,238	$3,365
Amortization during the period	$127	$507
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

	Three Months Ended	Year Ended
(in thousands)	March 31, 2021	December 31, 2020
Mortgage servicing rights ("MSR") asset:
MSR asset at beginning of year	$10,230	$5,919
Capitalized MSR	1,117	5,256
MSR asset acquired	—	529
Amortization during the period	(496)	(1,474)
MSR asset at end of period	$10,851	$10,230
Valuation allowance at beginning of year	$(1,000)	$—
Additions	(500)	(1,000)
Valuation allowance at end of period	$(1,500)	$(1,000)
MSR asset, net	$9,351	$9,230
Fair value of MSR asset at end of period	$10,550	$9,276
Residential mortgage loans serviced for others	$1,293,845	$1,250,206
Net book value of MSR asset to loans serviced for others	0.72%	0.74%
The Company periodically evaluates its mortgage servicing rights asset for impairment. At each reporting date, impairment is assessed based on estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratification based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). See Note 9 for additional information on the fair value of the MSR asset.
The following table shows the estimated future amortization expense for amortizing intangible assets and the MSR asset. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of March 31, 2021. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset
Year ending December 31,
2021 (remaining nine months)	$1,918	$380	$1,381
2022	2,150	507	1,869
2023	1,633	483	1,773
2024	1,130	449	1,448
2025	670	449	961
2026	317	249	960
Thereafter	294	721	2,459
Total	$8,112	$3,238	$10,851

Note 8 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. At both March 31, 2021 and December 31, 2020, the Company did not have any outstanding short-term borrowings.
Long-Term Borrowings:
Long-term borrowings include any borrowing with an original maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	March 31, 2021	December 31, 2020
FHLB advances	$19,000	$29,000
Junior subordinated debentures	24,988	24,869
Total long-term borrowings	$43,988	$53,869
FHLB Advances: The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturity dates through March 2027. The weighted average rate of the FHLB advances was 0.78% at March 31, 2021 and 0.73% at December 31, 2020.

Junior Subordinated Debentures: The following table shows the breakdown of junior subordinated debentures. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debentures. All the debentures below are currently callable and may be redeemed in part or in full at par plus any accrued but unpaid interest. At March 31, 2021 and December 31, 2020, $24.0 million and $23.9 million, respectively, qualify as Tier 1 capital.

		Junior Subordinated Debentures
		March 31, 2021			December 31, 2020
(in thousands)	Maturity Date	Par	Unamortized Discount	Carrying Value	Carrying Value
2005 Mid-Wisconsin Financial Services, Inc. (1)	12/15/2035	$10,310	$(2,923)	$7,387	$7,338
2006 Baylake Corp. (2)	9/30/2036	16,598	(3,588)	13,010	12,951
2004 First Menasha Bancshares, Inc. (3)	3/17/2034	5,155	(564)	4,591	4,580
Total		$32,063	$(7,075)	$24,988	$24,869
(1)The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 1.61% and 1.65% as of March 31, 2021 and December 31, 2020, respectively.
(2)The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of the three-month LIBOR plus 1.35%, adjusted quarterly. The interest rates were 1.55% and 1.59% as of March 31, 2021 and December 31, 2020, respectively.
(3)The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 2.79%, adjusted quarterly. The interest rates were 2.97% and 3.02% as of March 31, 2021 and December 31, 2020, respectively.

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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
March 31, 2021
U.S. government agency securities	$79,115	$—	$79,115	$—
State, county and municipals	227,672	—	227,672	—
Mortgage-backed securities	166,900	—	166,900	—
Corporate debt securities	84,542	—	81,412	3,130
Securities AFS	$558,229	$—	$555,099	$3,130
Other investments (equity securities)	$4,190	$4,190	$—	$—
December 31, 2020
U.S. government agency securities	$63,451	$—	$63,451	$—
State, county and municipals	231,868	—	231,868	—
Mortgage-backed securities	162,495	—	162,495	—
Corporate debt securities	81,523	—	78,393	3,130
Securities AFS	$539,337	$—	$536,207	$3,130
Other investments (equity securities)	$3,567	$3,567	$—	$—
The following is a description of the valuation methodologies used by the Company for the securities AFS and equity securities measured at fair value on a recurring basis, noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which include trust preferred security investments. At March 31, 2021 and December 31, 2020, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.
For the three months ended March 31, 2021 and the year ended December 31, 2020, there have been no changes in the Level 3 securities AFS measured at fair value on a recurring basis.

Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
March 31, 2021
Collateral dependent loans	$8,399	$—	$—	$8,399
Other real estate owned (“OREO”)	3,797	—	—	3,797
MSR asset	10,550	—	—	10,550
December 31, 2020
Collateral dependent loans	$7,633	$—	$—	$7,633
OREO	3,608	—	—	3,608
MSR asset	9,276	—	—	9,276
The following is a description of the valuation methodologies used by the Company for the items noted in the table above. For collateral dependent loans, expected credit losses are based on the estimated fair value of the collateral at the balance sheet date, with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral. For OREO, the fair value is based upon the estimated fair value of the underlying collateral adjusted for the expected costs to sell. To estimate the fair value of the MSR asset, the underlying serviced loan pools are stratified by interest rate tranche and term of the loan, and a valuation model is used to calculate the present value of the expected future cash flows for each stratum. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

March 31, 2021
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$735,854	$735,854	$735,854	$—	$—
Certificates of deposit in other banks	27,296	28,320	—	28,320	—
Securities AFS	558,229	558,229	—	555,099	3,130
Other investments, including equity securities	28,248	28,248	4,190	20,074	3,984
Loans held for sale	16,883	17,383	—	17,383	—
Loans, net	2,813,725	2,861,528	—	—	2,861,528
BOLI	83,788	83,788	83,788	—	—
MSR asset	9,351	10,550	—	—	10,550
Financial liabilities:
Deposits	$3,900,594	$3,906,058	$—	$—	$3,906,058
Long-term borrowings	43,988	43,750	—	19,261	24,489

December 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$802,859	$802,859	$802,859	$—	$—
Certificates of deposit in other banks	29,521	31,053	—	31,053	—
Securities AFS	539,337	539,337	—	536,207	3,130
Other investments, including equity securities	27,619	27,619	3,567	20,155	3,897
Loans held for sale	21,450	22,329	—	22,329	—
Loans, net	2,756,928	2,834,452	—	—	2,834,452
BOLI	83,262	83,262	83,262	—	—
MSR asset	9,230	9,276	—	—	9,276
Financial liabilities:
Deposits	$3,910,399	$3,917,121	$—	$—	$3,917,121
Long-term borrowings	53,869	53,859	—	29,488	24,371
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
Long-term borrowings: The fair value of the FHLB advances is obtained from the FHLB which uses a discounted cash flow analysis based on current market rates of similar maturity debt securities and represents a Level 2 measurement. The fair value of the junior subordinated debentures utilizes a discounted cash flow analysis based on an estimate of current interest rates being offered by instruments with similar terms and credit quality. Since the market for these instruments is limited, the internal evaluation represents a Level 3 measurement.
Lending-related commitments and derivative financial instruments: At March 31, 2021 and December 31, 2020, the estimated fair value of letters of credit, interest rate lock commitments on residential mortgage loans, outstanding mandatory commitments to sell residential mortgage loans into the secondary market, and mirror interest rate swap agreements were not significant.
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

Note 10 – Subsequent Event
On April 12, 2021, Nicolet entered into a definitive merger agreement with Mackinac Financial Corporation (“Mackinac”) pursuant to which Mackinac will merge with and into Nicolet, expanding Nicolet prominently into Northern Michigan and the Upper Peninsula of Michigan. Mackinac shareholders will receive fixed consideration of 0.22 shares of Nicolet common stock and $4.64 in cash for each share of Mackinac common stock owned (approximating a 20% cash and 80% stock split), subject to provisions provided for in the merger agreement. At December 31, 2020, Mackinac had total assets of $1.5 billion, loans of $1.1 billion, deposits of $1.3 billion, and equity of $168 million. The merger is expected to close in the third quarter of 2021, subject to customary closing conditions, including approval by regulators and shareholders of both Mackinac and Nicolet.

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
Forward-Looking Statements
Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Nicolet’s control, include, but are not necessarily limited to the following:
•the magnitude and duration of the COVID-19 pandemic and the effects of the COVID-19 pandemic on the business, customers, employees and third-party service providers of Nicolet or any of its acquisition targets, including Mackinac;
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
•the risk that the proposed acquisition of Mackinac will not be consummated or will not meet Nicolet’s expectations regarding the timing of the proposed acquisition;
•diversion of management time on pandemic-related or acquisition-related issues;
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
•changes in consumer demand for financial services; and
•the risk that Nicolet’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements. Nicolet specifically disclaims any obligation to update factors or to publicly announce the results of revisions to any of the forward-looking statements or comments included herein to reflect future events or developments.

Overview
The following discussion is management’s analysis of the consolidated financial condition as of March 31, 2021 and December 31, 2020 and results of operations for the three-month periods ended March 31, 2021 and 2020. It should be read in conjunction with Nicolet’s audited consolidated financial statements included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2020.

The timing of Nicolet’s acquisition of Advantage Community Bancshares, Inc. (“Advantage”) on August 21, 2020, at 4% of then pre-merger assets, impacts financial comparisons. Certain income statement results, average balances and related ratios for the three-month period ended March 31, 2021 include full contribution from Advantage, while the same period in 2020 includes no contribution from Advantage.

The initial impacts of the COVID-19 pandemic (declared in March 2020) resulted in, among other things, stock and global markets decline, disruption in business and leisure activities as nation-wide stay-at-home orders were mandated, significant strain on the health care industry as it addressed the severity of the health crisis, and shifts in the general economy (such as high unemployment, negative GDP expectations, an immediate 150 bps decline in Federal funds rates, and unprecedented government stimulus), triggering a 2020 recession. The dramatic events surrounding the pandemic, fluctuating social and economic changes since the onset of the pandemic, and uncertainty about the longevity of the pandemic’s affects were significant and unfolding throughout most of 2020, but have abated somewhat for 2021 as people and businesses were supported by government stimulus and are adjusting to a vaccination rollout and a new normal in a still evolving environment.

Amid the uncertainty, in 2020 Nicolet increased liquidity, increased the credit loss provision, took significant safety measures for customers and employees, improved efficiencies (including seven net branch closures) and automation, and returned fully on site by June 2020, operating safely to serve and meet the needs of customers in the challenging environment, including advising clients about their finances and wealth in a volatile climate, closing significant volumes of mortgages for retail customers purchasing new homes or refinancing, and guiding commercial customers through temporary loan modifications and/or participation in the Paycheck Protection Program (“PPP”). The main themes from late 2020 continued to drive results into 2021 - strong mortgage income, improved asset quality leading to lower credit provision, continued PPP loan activity (including a new round of funding), high levels of cash, and expense control, while serving our customers and communities safely on site.

At March 31, 2021, period end assets were $4.5 billion, unchanged from December 31, 2020, with a slight shift in composition. The shift in assets included a $57 million increase in loans (including $43 million from net activity in PPP loans, and $14 million increase in all other loans, mainly commercial) and a $19 million increase in securities AFS, offset by a reduction in cash and cash equivalents (down $67 million to $736 million). Total deposits of $3.9 billion at March 31, 2021, were also minimally changed from year end, with a decrease of $64 million in brokered deposits (as brokered deposits mature without renewal given our liquid position) substantially offset by a $54 million increase in customer core deposits (aided in part by additional stimulus checks and new PPP funds on deposit). Total capital was $550 million at March 31, 2021, an increase of $11 million since year end, mostly due to solid earnings, partly offset by share repurchase activity and unfavorable net fair value investment changes.

During 2020, we originated 2,725 PPP loans totaling $351 million, bearing a 1% contractual rate, and earned a $12.3 million fee. During first quarter 2021, under the latest round of the SBA’s program, Nicolet originated 1,928 PPP loans totaling $145 million and earned a $7.2 million fee. Of the total fees, $5.7 million was accreted into interest in 2020 and $3.4 million was accreted in first quarter 2021. At March 31, 2021, the net carrying value of all PPP loans was $229 million, or 8% of total loans, for a net $43 million increase over year-end 2020. SBA loan forgiveness that started in November 2020 has boosted overall borrower equity in their businesses, meaningfully improving the credit quality of many commercial relationships.

Net income for first quarter 2021 was $18.2 million, consistent with net income of $18.0 million for fourth quarter 2020 and 73% stronger than net income of $10.6 million for first quarter 2020, due to the vastly different business environment between the first quarter periods (essentially pre-pandemic for 2020 and emerging-out-of-pandemic for 2021). Between the first quarter periods, 2021 benefited from higher net interest income (largely the inclusion of PPP loans and despite tighter margins), lower credit provision (on improved asset quality levels and better visibility on credit concerns than a year ago), strong noninterest income (led by exceptionally higher net mortgage income), offset partly by higher noninterest expense (with merit increases and expense timing in personnel and modest increase in all other expenses combined) and tax expense (given the higher pretax income level).

Performance Summary
Table 1: Earnings Summary and Selected Financial Data

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2021	12/31/2020	9/30/2020	6/30/2020	3/31/2020
Results of operations:
Interest income	$36,876	$38,037	$37,270	$36,892	$37,003
Interest expense	3,235	4,019	4,710	5,395	5,740
Net interest income	33,641	34,018	32,560	31,497	31,263
Provision for credit losses	500	1,300	3,000	3,000	3,000
Net interest income after provision for credit losses	33,141	32,718	29,560	28,497	28,263
Noninterest income	17,126	16,879	18,691	17,471	9,585
Noninterest expense	26,081	25,367	23,685	27,813	23,854
Income before income tax expense	24,186	24,230	24,566	18,155	13,994
Income tax expense	5,947	6,145	6,434	4,576	3,321
Net income	18,239	18,085	18,132	13,579	10,673
Net income attributable to noncontrolling interest	—	98	30	101	118
Net income attributable to Nicolet Bankshares, Inc.	$18,239	$17,987	$18,102	$13,478	$10,555
Earnings per common share:
Basic	$1.82	$1.79	$1.75	$1.29	$1.00
Diluted	$1.75	$1.74	$1.72	$1.28	$0.98
Common Shares:
Basic weighted average	9,998	10,074	10,349	10,417	10,516
Diluted weighted average	10,403	10,350	10,499	10,520	10,801
Outstanding (period end)	9,988	10,011	10,196	10,424	10,408
Period-End Balances:
Loans	$2,846,351	$2,789,101	$2,908,793	$2,821,501	$2,607,424
Allowance for credit losses - loans	32,626	32,173	31,388	29,130	26,202
Securities available-for-sale, at fair value	558,229	539,337	535,351	510,809	511,860
Goodwill and other intangibles, net	174,501	175,353	176,213	164,094	164,974
Total assets	4,543,804	4,551,789	4,706,375	4,541,228	3,732,554
Deposits	3,900,594	3,910,399	3,712,808	3,537,805	3,023,466
Stockholders’ equity	550,046	539,189	538,068	532,033	510,971
Book value per common share	55.07	53.86	52.77	51.04	49.09
Tangible book value per common share (2)	37.60	36.34	35.49	35.30	33.24
Average Balances:
Loans	$2,825,664	$2,868,827	$2,871,256	$2,823,866	$2,584,584
Interest-earning assets	4,089,603	4,091,460	4,216,106	3,917,499	3,167,505
Goodwill and other intangibles, net	174,825	175,678	169,353	164,564	165,532
Total assets	4,514,927	4,515,226	4,633,359	4,310,088	3,555,144
Deposits	3,875,205	3,793,430	3,636,260	3,403,188	2,920,071
Interest-bearing liabilities	2,764,232	2,744,578	2,933,737	2,741,199	2,218,592
Stockholders’ equity	544,541	537,920	537,826	520,177	513,558
Financial Ratios: (1)
Return on average assets	1.64%	1.58%	1.55%	1.26%	1.19%
Return on average common equity	13.58	13.30	13.39	10.42	8.27
Return on average tangible common equity (2)	20.01	19.75	19.54	15.24	12.20
Average equity to average assets	12.06	11.91	11.61	12.07	14.45
Stockholders' equity to assets	12.11	11.85	11.43	11.72	13.69
Tangible common equity to tangible assets (2)	8.60	8.31	7.99	8.41	9.70
Net interest margin	3.31	3.29	3.06	3.21	3.94
Net loan charge-offs to average loans	0.01	0.07	0.10	0.01	0.01
Nonperforming loans to total loans	0.31	0.34	0.38	0.43	0.57
Nonperforming assets to total assets	0.28	0.29	0.25	0.29	0.42
Effective tax rate	24.59	25.36	26.19	25.21	23.73
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

Net income was $18.2 million for the three months ended March 31, 2021, an increase of $7.6 million (73%) over $10.6 million for the three months ended March 31, 2020. Earnings per diluted common share was $1.75 for first quarter 2021, compared to

$0.98 for first quarter 2020, with earnings up 73% and diluted weighted average shares down 4%. Annualized return on average assets for the comparable first quarters of 2021 and 2020 was 1.64% and 1.19%, respectively. The underlying financial results were sound for first quarter 2021, reflecting disciplined deposit pricing and a steepening yield curve, though largely offset by continued lower earning asset yields in this low rate environment. Mortgage has been strong, with the low rate environment boosting refinancing activity, while the provision for credit losses has been reflective of our continued pristine asset quality.
•At March 31, 2021, assets were $4.5 billion, unchanged from December 31, 2020 and $811 million (22%) higher than March 31, 2020. The increase since March 2020 is largely due to the steady growth in core deposits coming from customers holding funds from government stimulus (both payments to individuals and PPP loan proceeds held by businesses).
•At March 31, 2021, loans were $2.8 billion, an increase of $57 million (2%) over December 31, 2020 and $239 million (9%) higher than March 31, 2020 (partly due to the $88 million of loans acquired with Advantage in August 2020). Quarterly average loans contracted $43 million (2%) from fourth quarter 2020, but grew $241 million (9%) over first quarter 2020. For additional information regarding loans, see “BALANCE SHEET ANALYSIS — Loans.”
•Total deposits were $3.9 billion at March 31, 2021, down slightly ($10 million) from December 31, 2020 (with brokered deposits down $64 million, as brokered deposits procured during our liquidity actions in March 2020 mature without renewal, and customer core deposits up $54 million, from individual stimulus and new PPP funds on deposit) and $877 million (29%) higher than March 31, 2020 (largely due to steady increases in customer balances from government stimulus, the $141 million of deposits acquired with Advantage in August 2020, and the March 2020 liquidity actions noted above). Quarterly average deposits grew $82 million (2%) over fourth quarter 2020 and grew $955 million (33%) over first quarter 2020. For additional information regarding deposits, see “BALANCE SHEET ANALYSIS – Deposits.”
•Comparatively, short-term interest rates have remained unchanged since March 2020, while the yield curve has begun to steepen mainly since year end 2020. The net interest margin was 3.31% for first quarter 2021, 63 bps lower than the comparable 2020 period, with the earning asset yield down 103 bps, the cost of funds favorably lower 57 bps, and the net free funds unfavorably lower 17 bps. Net interest income increased $2.4 million (8%) over first quarter 2020, benefiting predominantly from favorable deposit rate changes (largely due to the lower rate environment) with the impact of lower earning asset yields offset largely by PPP income. For additional information regarding net interest income, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”
•Noninterest income excluding net asset gains grew $6.2 million (60%) over first quarter 2020, with net mortgage income, trust services fee income, brokerage fee income and other income up year-over-year on a recovering economy. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”
•Noninterest expense increased $2.2 million (9%) over first quarter 2020, in part from elevated personnel costs, increased data processing and heightened professional fees related to the proposed acquisition of Mackinac. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”
•Provision for credit losses decreased to $0.5 million for the three months ended March 31, 2021, compared to $3.0 million for the three months ended March 31, 2020, with the prior year largely impacted by uncertainty surrounding the initial onset of the COVID-19 pandemic. Asset quality has improved over the prior year and we continue to maintain historically favorable ratios in all categories. For additional information regarding the allowance for credit losses see “BALANCE SHEET ANALYSIS – Allowance for Credit Losses - Loans.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Three Months Ended March 31,
	2021			2020
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
PPP Loans	$206,498	$3,951	7.65%	$—	$—	—%
Commercial-based loans ex PPP	2,125,844	24,441	4.60%	2,108,402	27,892	5.23%
Retail-based loans	493,322	5,493	4.46%	476,182	5,916	4.97%
Total loans, including loan fees (1)(2)	2,825,664	33,885	4.80%	2,584,584	33,808	5.19%
Investment securities:
Taxable	382,455	1,814	1.90%	327,910	2,072	2.53%
Tax-exempt (2)	145,887	774	2.12%	125,910	692	2.20%
Total investment securities	528,342	2,588	1.96%	453,820	2,764	2.44%
Other interest-earning assets	735,597	655	0.36%	129,101	662	2.04%
Total non-loan earning assets	1,263,939	3,243	1.03%	582,921	3,426	2.35%
Total interest-earning assets	4,089,603	$37,128	3.63%	3,167,505	$37,234	4.66%
Other assets, net	425,324			387,639
Total assets	$4,514,927			$3,555,144
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$535,914	$80	0.06%	$351,238	$305	0.35%
Interest-bearing demand	673,398	759	0.46%	535,296	1,214	0.91%
Money market accounts ("MMA")	857,258	124	0.06%	660,686	730	0.44%
Core time deposits	329,378	878	1.08%	427,925	1,933	1.82%
Total interest-bearing core deposits	2,395,948	1,841	0.31%	1,975,145	4,182	0.85%
Brokered deposits	316,589	1,081	1.38%	158,068	775	1.97%
Total interest-bearing deposits	2,712,537	2,922	0.44%	2,133,213	4,957	0.93%
Other interest-bearing liabilities	51,695	313	2.42%	85,379	783	3.64%
Total interest-bearing liabilities	2,764,232	3,235	0.47%	2,218,592	5,740	1.04%
Noninterest-bearing demand	1,162,668			786,858
Other liabilities	43,486			36,136
Stockholders’ equity	544,541			513,558
Total liabilities and stockholders’ equity	$4,514,927			$3,555,144
Net interest income and rate spread		$33,893	3.16%		$31,494	3.62%
Tax-equivalent adjustment & net free funds		252	0.15%		231	0.32%
Net interest income and net interest margin		$33,641	3.31%		$31,263	3.94%
Selected Additional Information:
Total loans ex PPP	$2,619,166	$29,934	4.57%	$2,584,584	$33,808	5.19%
Total interest-earning assets ex PPP	3,883,105	33,177	3.42%	3,167,505	37,234	4.66%
Net interest rate spread ex PPP			2.95%			3.62%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended March 31, 2021 Compared to March 31, 2020:
	Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)
Interest-earning assets
PPP Loans	$3,951	$—	$3,951
Commercial-based loans ex PPP	(1,329)	(2,122)	(3,451)
Retail-based loans	205	(628)	(423)
Total loans, including loan fees (2) (3)	2,827	(2,750)	77
Investment securities:
Taxable	18	(276)	(258)
Tax-exempt (3)	107	(25)	82
Total investment securities	125	(301)	(176)
Other interest-earning assets	393	(400)	(7)
Total non-loan earning assets	518	(701)	(183)
Total interest-earning assets	$3,345	$(3,451)	$(106)
Interest-bearing liabilities
Savings	$107	$(332)	$(225)
Interest-bearing demand	255	(710)	(455)
MMA	166	(772)	(606)
Core time deposits	(383)	(672)	(1,055)
Total interest-bearing core deposits	145	(2,486)	(2,341)
Brokered deposits	589	(283)	306
Total interest-bearing deposits	734	(2,769)	(2,035)
Other interest-bearing liabilities	(176)	(294)	(470)
Total interest-bearing liabilities	558	(3,063)	(2,505)
Net interest income	$2,787	$(388)	$2,399
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

Short-term interest rates have remained steady since March 31, 2020, while the yield curve has begun to steepen mainly since year end 2020. The succeeding four quarters felt the pressure of a low interest rate environment and bloated cash balances from government stimulus, both in the form of stimulus checks to individuals and PPP loans for businesses. These elevated low interest-earning asset balances have further decreased margins along with the normal pressures of a near-zero rate environment. Though margins remain depressed, interest income dollars continue to rise on favorable asset volumes and proactive expense reduction measures. The following paragraphs will discuss the comparison of the first three months of 2021 and 2020, with minimal COVID-19 pandemic impacts appearing in first quarter 2020 and the economy beginning to rebound in first quarter 2021. Though improving, we see continued margin pressure and pricing impacts on loans and deposits.
Tax-equivalent net interest income was $33.9 million for the first three months of 2021, comprised of net interest income of $33.6 million ($2.4 million or 8% higher than the first three months of 2020), and a $0.3 million tax-equivalent adjustment. The $2.4 million increase in tax-equivalent net interest income was attributable to net favorable volumes (which added $2.8 million, mostly from higher loan volumes due to the inclusion PPP loans as well as interest-earning assets from the Advantage acquisition) and net unfavorable rates (which reduced net interest income $0.4 million). The net $0.4 million decrease from rates was from interest-earning asset rate changes in the lower rate environment (decreasing net interest income $3.5 million, of which $2.8 million was from loans), offset partly by benefits of a lower cost of funds (improving net interest income $3.1 million, predominantly led by $2.5 million savings from interest-bearing core deposits, $0.3 million savings from wholesale funds, and $0.3 million savings from brokered deposits).
Between the comparable three-month periods, the interest rate spread decreased 46 bps, largely attributable to the lower interest rate environment between the periods and the significantly higher concentration of low-earning cash compared to first quarter 2020. The 2021 interest-earning asset yield declined 103 bps to 3.63%, partly from the 39 bps decline in loans but was more significantly impacted by the decrease in the loans-to-earning asset mix (to 69% compared to 82% for first quarter 2020) given the significant increase in cash. Other interest-earning assets (which are predominantly cash) declined 168 bps, while total non-

loan earning assets declined 132 bps. The 2021 cost of funds declined favorably 57 bps to 0.47%, largely from improved interest-bearing core deposit rates, as well as lower brokered and wholesale funding rates. The contribution from net free funds decreased 17 bps, due mostly to the reduced value in the lower rate environment, though offset partly by the 40% increase in average net free funds (largely from average noninterest-bearing demand deposits and stockholders equity) between the three-month periods. As a result, the tax-equivalent net interest margin was 3.31% for first quarter 2021, down 63 bps compared to 3.94% for the comparable 2020 period.
Average interest-earning assets increased to $4.1 billion, up $0.9 billion (29%) over the 2020 comparable period, primarily due to significantly higher cash starting in second quarter 2020, the addition of PPP loans (beginning second quarter 2020), and the timing of the Advantage acquisition (August 2020). Between the comparable first quarter periods, average loans increased $241 million (9%), mostly due to PPP loan activity (net average balance of $206 million at March 31, 2021) and $88 million of Advantage loans at acquisition, while all other interest-earning assets combined increased $681 million (117%) on average. The mix of average interest-earning assets shifted toward lower-yielding assets, at 69% loans, 13% investments and 18% other interest-earning assets (mostly cash) for first quarter 2021, compared to 82%, 14% and 4%, respectively, for first quarter 2020.
Tax-equivalent interest income was $37.1 million for first quarter 2021, down $0.1 million from first quarter 2020, and the related interest-earning asset yield was 3.63%, down 103 bps from the comparable period in 2020. Interest income on loans increased $0.1 million over first quarter 2020, with decreases in interest rates more than offset by PPP loan volumes. The 2021 loan yield was 4.80%, down 39 bps from first quarter 2020, largely from the significantly lower rate environment impacting yields on new, renewed and variable rate loans, as well as from inclusion of PPP loans at a 7.65% yield (comprised of a 1% coupon rate and accreted fees associated with the program). Between the comparable three-month periods, interest income on non-loan earning assets combined was down $0.2 million to $3.2 million, impacted by a 132 bps decline in the yield (to 1.03%) in the lower rate environment, partially offset by higher average volumes (up 117%) from the significantly higher cash.
Average interest-bearing liabilities were $2.8 billion, an increase of $546 million (25%), primarily due to the significant increase in deposits from government stimulus activities and deposited PPP loan proceeds, though also partly due to the timing of the Advantage acquisition in August 2020. The mix of average interest-bearing liabilities was 87% core deposits, 11% brokered deposits and 2% other funding for first quarter 2021, compared to 89%, 7% and 4%, respectively, for first quarter 2020, with the mix changes influenced by the procurement of brokered deposits in March-April 2020 as part of previously discussed liquidity actions.
Interest expense decreased to $3.2 million for first quarter 2021, down $2.5 million compared to first quarter 2020, on higher volumes of average interest-bearing liabilities (up 25% to $2.8 billion) but at a lower overall cost of funds (down 57 bps to 0.47%). Interest expense on deposits decreased $2.0 million (41%) from first quarter 2020 given 27% higher average interest-bearing deposit balances but at a lower cost (down 49 bps to 0.44%). The 2021 cost of savings, interest-bearing demand, money market accounts and core time deposits decreased from first quarter 2020, by 29 bps, 45 bps, 38 bps and 74 bps, respectively, as product rate changes were made in the lower rate environment, and brokered deposits cost 59 bps less than the comparable first quarter period of 2020, largely from maturities of higher-costing term brokered funds procured during March-April 2020 under competitive conditions as part of previously discussed liquidity actions. Interest expense on other interest-bearing liabilities was down between the comparable first quarter periods, as interest expense on lower average balances (down $34 million) combined with lower rates (down 122 bps to 2.42%) decreased expense by more than half.
Provision for Credit Losses
The provision for credit losses decreased to $0.5 million for the three months ended March 31, 2021, compared to $3.0 million for the three months ended March 31, 2020. The provision for credit losses was significantly increased for the first three quarters of 2020 given unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic, and the related credit stress on our customers, though tempered in late 2020 into first quarter 2021 as potential deterioration of loan quality metrics initially anticipated did not materialize.
The provision for credit losses is predominantly a function of Nicolet’s methodology and judgment as to qualitative and quantitative factors used to determine the appropriateness of the ACL-Loans. The appropriateness of the ACL-Loans is affected by changes in the size and character of the loan portfolio, changes in levels of collateral dependent and other nonperforming loans, historical losses and delinquencies in each portfolio segment, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect expected credit losses. See also Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures. For additional information regarding asset quality and the ACL-Loans, see “BALANCE SHEET ANALYSIS — Loans,” “— Allowance for Credit Losses - Loans,” and “— Nonperforming Assets.”

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change	% Change
Trust services fee income	$1,775	$1,579	$196	12%
Brokerage fee income	2,793	2,322	471	20
Mortgage income, net	7,230	2,327	4,903	211
Service charges on deposit accounts	1,091	1,225	(134)	(11)
Card interchange income	1,927	1,562	365	23
BOLI income	527	703	(176)	(25)
Other income	1,072	521	551	106
Noninterest income without net gains	16,415	10,239	6,176	60
Asset gains (losses), net	711	(654)	1,365	N/M
Total noninterest income	$17,126	$9,585	$7,541	79%
Trust services fee income & Brokerage fee income combined	$4,568	$3,901	$667	17%
N/M means not meaningful.

Noninterest income was $17.1 million for first quarter 2021, an increase of $7.5 million (79%) compared to $9.6 million for the comparable period of 2020. Noninterest income excluding net asset gains (losses) grew $6.2 million (60%) between the comparable three-month periods, predominantly on strong net mortgage income.
Trust services fee income and brokerage fee income combined were $4.6 million, up $0.7 million (17%) over first quarter 2020, consistent with the growth in accounts and assets under management.
Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $7.2 million, increased $4.9 million (211%) between the comparable three-month periods, predominantly from higher sale gains and capitalized gains combined (up $4.4 million or 144%, commensurate with the increase in volumes sold into the secondary market aided by higher refinance activity and better pricing between the years), favorable changes in the fair value of the mortgage derivatives (up $0.8 million), and higher net servicing fees (up $0.3 million on the larger portfolio serviced for others), partially offset by a $0.2 million increase in MSR amortization and $0.3 million higher MSR asset impairment given faster paydown activity (with impairment of $0.5 million in first quarter 2021 compared to impairment of $0.2 million in first quarter 2020). See also “Lending-Related Commitments” and Note 7, “Goodwill and Other Intangibles and Mortgage Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.
Service charges on deposit accounts were down $0.1 million to $1.1 million for the three months ended March 31, 2021, mainly as a result of a decrease in NSF fees due to the increased liquidity of consumers and businesses.
Card interchange income grew $0.4 million (23%) between the comparable first quarter periods due to higher volume and activity, as activity was tempered late in first quarter 2020 with the onset of the pandemic, as well as cautionary spending of consumers given the economic uncertainty.
BOLI income was down $0.2 million between the comparable three-month periods, attributable to BOLI death benefits received in first quarter 2020, partly offset by income on higher average balances from $3 million BOLI acquired with Advantage in August 2020.
Other income of $1.1 million for the three months ended March 31, 2021 was up $0.6 million from the comparable 2020 period, largely due to the change in fair value of nonqualified deferred compensation plan assets from the significant market decline in March 2020 at the onset of the pandemic (from a negative position at March 31, 2020 to a positive position at March 31, 2021). See also “Noninterest Expense” for discussion on the offsetting fair value change to the nonqualified deferred compensation plan liabilities.
Net asset gains of $0.7 million in first quarter 2021 were primarily attributable to favorable fair value marks on equity securities, which was largely a recapture of net asset losses of $0.7 million in first quarter 2020.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended March 31,
($ in thousands)	2021	2020	Change	% Change
Personnel	$15,116	$13,323	$1,793	13%
Occupancy, equipment and office	4,137	4,204	(67)	(2)
Business development and marketing	989	1,359	(370)	(27)
Data processing	2,658	2,563	95	4
Intangibles amortization	852	993	(141)	(14)
FDIC assessments	595	—	595	N/M
Other expense	1,734	1,412	322	23
Total noninterest expense	$26,081	$23,854	$2,227	9%
Non-personnel expenses	$10,965	$10,531	$434	4%
Average full-time equivalent (“FTE”) employees	558	580	(22)	(4)%
N/M means not meaningful.

Noninterest expense was $26.1 million, an increase of $2.2 million (9%) over first quarter 2020. Personnel costs increased $1.8 million (13%), while non-personnel expenses combined increased $0.4 million (4%) compared to first quarter 2020.
Personnel expense was $15.1 million for the three months ended March 31, 2021, an increase of $1.8 million from the comparable period in 2020. A significant portion of the increase is due to the change in the fair value of nonqualified deferred compensation plan liabilities from the significant market decline at the onset of the pandemic (from a negative position at March 31, 2020 to a positive position at March 31, 2021). See also “Noninterest Income” for discussion on the offsetting fair value change to the nonqualified deferred compensation plan assets. Excluding this fair value change, personnel increased 7% compared to first quarter 2020. Salaries increased 2%, with the lower average FTE employees from a smaller branch network offset by merit increases between the periods. Personnel expense was also impacted by higher health insurance and other fringe benefit costs, as well as higher incentives in conjunction with the strong earnings for first quarter 2021.
Occupancy, equipment and office expense was $4.1 million for first quarter 2021, down $0.1 million (2%) compared to first quarter 2020, due to the smaller branch network and ongoing efforts to improve operational efficiency.
Business development and marketing expense was $1.0 million, down $0.4 million (27%), between the comparable three-month periods, largely due to lower business development costs from less travel and entertainment during the pandemic, as well as lower marketing costs from differences in the timing and extent of donations, marketing campaigns, promotions, and media.
Data processing expense was $2.7 million, up $0.1 million (4%) between the comparable three-month periods, mostly due to volume-based increases in core processing charges.
Intangibles amortization decreased $0.1 million between the comparable first quarter periods mainly from declining amortization on the aging intangibles of previous acquisitions, partly offset by amortization from the new intangibles of the August 2020 Advantage acquisition.
FDIC assessments increased to $0.6 million for first quarter 2021 as the small bank assessment credits were fully utilized during third quarter 2020 and also reflecting the higher assessment base.
Other expense was $1.7 million, up $0.3 million (23%) between the comparable first quarter periods, mostly due to higher professional costs related to the recently announced proposed acquisition of Mackinac.
Income Taxes
Income tax expense was $5.9 million (effective tax rate of 24.59%) for first quarter 2021, compared to $3.3 million (effective tax rate of 23.73%) for the comparable period of 2020. The lower effective tax rate for 2020 was due to the favorable tax treatment of the BOLI death benefit proceeds and higher tax benefit on stock-based compensation.

BALANCE SHEET ANALYSIS
At March 31, 2021, period end assets were $4.5 billion, unchanged from December 31, 2020, with a slight shift in composition. The shift in assets from year-end 2020 included a $57 million increase in loans (comprised of $43 million from net activity in PPP loans, and a $14 million increase in all other loans, mostly commercial), and a $19 million increase in securities AFS, offset by a reduction in cash and cash equivalents (down $67 million to $736 million). Total deposits of $3.9 billion at March 31, 2021, were also minimally changed from December 31, 2020, with a decrease of $64 million in brokered deposits substantially offset by an increase of $54 million in customer core deposits. Borrowings decreased $10 million mostly due to the early repayment of an FHLB advance. Total stockholders’ equity was $550 million, an increase of $11 million from December 31, 2020, primarily from earnings, exceeding stock repurchases and negative net fair value investment changes.
Compared to March 31, 2020, assets were $4.5 billion, up $0.8 billion (22%), largely due to the increase in liquidity. Cash and cash equivalents increased significantly, up $494 million (204%) to $736 million at March 31, 2021, and represented 16% of total assets (compared to 6% of total assets at March 31, 2020), while loans increased $239 million (9%) and securities AFS increased $46 million (9%). On the funding side, deposits increased $0.9 billion (29%) over March 31, 2020, while total borrowings decreased $114 million. Also contributing to the increase was the acquisition of Advantage in August 2020, which added $172 million in assets, $88 million in loans and $141 million of deposits at acquisition. Stockholders’ equity increased $39 million from March 31, 2020, primarily due to net income, partially offset by stock repurchases over the year.

Loans
In addition to the discussion that follows, see also Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on loans. For additional information regarding the allowance for credit losses and nonperforming assets see also “BALANCE SHEET ANALYSIS – Allowance for Credit Losses - Loans” and “BALANCE SHEET ANALYSIS – Nonperforming Assets.”
Nicolet services a diverse customer base throughout northeastern and central Wisconsin and in Menominee, Michigan. The Company concentrates on originating loans in its local markets and assisting its current loan customers. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2021, no significant industry concentrations existed in Nicolet’s portfolio in excess of 10% of total loans.
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

Table 6: Period End Loan Composition

	March 31, 2021		December 31, 2020		March 31, 2020
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$728,498	26%	$750,718	27%	$831,257	32%
PPP loans	229,403	8	186,016	7	—	—
Owner-occupied CRE	520,274	18	521,300	19	499,705	19
Agricultural	107,009	4	109,629	4	95,991	3
Commercial	1,585,184	56	1,567,663	57	1,426,953	54
CRE investment	490,053	17	460,721	16	448,758	17
Construction & land development	137,670	5	131,283	5	96,055	4
Commercial real estate	627,723	22	592,004	21	544,813	21
Commercial-based loans	2,212,907	78	2,159,667	78	1,971,766	75
Residential construction	39,586	1	41,707	1	52,945	2
Residential first mortgage	456,197	16	444,155	16	432,126	17
Residential junior mortgage	107,641	4	111,877	4	121,105	5
Residential real estate	603,424	21	597,739	21	606,176	24
Retail & other	30,020	1	31,695	1	29,482	1
Retail-based loans	633,444	22	629,434	22	635,658	25
Total loans	$2,846,351	100%	$2,789,101	100%	$2,607,424	100%
Total loans ex. PPP loans	$2,616,948	92%	$2,603,085	93%	$2,607,424	100%
Broadly, the loan portfolio at March 31, 2021, was 78% commercial-based and 22% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. PPP loans, however, initially added during second quarter 2020, are fully guaranteed by the SBA, warranting no credit loss provisions.
Commercial-based loans of $2.2 billion increased $53 million (2%) since December 31, 2020, primarily due to a $43 million increase in the net carrying value of PPP loans (including an additional $147 million from the latest round of PPP loans, partly offset by approximately $100 million of PPP loan forgiveness) and growth of $10 million in the remainder of the commercial-based loan portfolio. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and represented 26% of the total portfolio at March 31, 2021.
Residential real estate loans of $603 million grew $6 million (1%) from year-end 2020, to represent 21% of total loans at March 31, 2021. Residential first mortgage loans include conventional first-lien home mortgages, while residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. Nicolet’s mortgage loans are typically of high quality and have historically had low net charge-off rates.
Retail and other loans were relatively unchanged from year-end 2020, and represented approximately 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate.

Allowance for Credit Losses - Loans
In addition to the discussion that follows, see also Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the allowance for credit losses.
Credit risks within the loan portfolio are inherently different for each loan type as summarized under “BALANCE SHEET ANALYSIS — Loans.” A discussion of the loan portfolio credit risk can be found in the “Loans” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2020 Annual Report on Form 10-K. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses. For additional information regarding nonperforming assets see also “BALANCE SHEET ANALYSIS – Nonperforming Assets.”

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
At March 31, 2021, the ACL-Loans was $32.6 million (representing 1.15% of period end loans and 1.25% of period end loans excluding PPP loans) compared to $32.2 million at December 31, 2020 and $26.2 million at March 31, 2020. The increase in the ACL-Loans from year-end 2020 was due to the $0.5 million provision for credit losses recognized and negligible net charge-offs (0.01% of average loans, annualized), while the increase from March 31, 2020 was largely due to the higher provision for credit losses in 2020 given the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic. The components of the ACL-Loans are detailed further in Table 7 below.
Table 7: Allowance for Credit Losses - Loans

	Three Months Ended		Year Ended
(in thousands)	March 31, 2021	March 31, 2020	December 31, 2020
ACL-Loans:
Balance at beginning of period	$32,173	$13,972	$13,972
Adoption of CECL	—	8,488	8,488
Initial PCD ACL	—	797	797
Total impact for adoption of CECL	—	9,285	9,285
Provision for credit losses	500	3,000	10,300
Charge-offs	(94)	(93)	(1,689)
Recoveries	47	38	305
Net (charge-offs) recoveries	(47)	(55)	(1,384)
Balance at end of period	$32,626	$26,202	$32,173
Net loan (charge-offs) recoveries:
Commercial & industrial	$(13)	$30	$(692)
Owner-occupied CRE	—	—	(449)
Agricultural	—	—	—
CRE investment	(4)	(20)	(190)
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	10	1	9
Residential junior mortgage	2	3	67
Retail & other	(42)	(69)	(129)
Total net (charge-offs) recoveries	$(47)	$(55)	$(1,384)
Ratios:
ACL-Loans to total loans	1.15%	1.00%	1.15%
ACL-Loans to total loans ex. PPP loans	1.25%	1.00%	1.24%
Net charge-offs to average loans, annualized	0.01%	0.01%	0.05%
Net charge-offs to average loans ex. PPP loans, annualized	0.01%	0.01%	0.05%

Nonperforming Assets
As part of its overall credit risk management process, management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized. Management continues to actively work with customers and monitor credit risk from the ongoing economic disruptions surrounding the COVID-19 pandemic. Since the pandemic started, approximately 1,000 loans were provided temporary payment modifications. As of March 31, 2021, only 9 loans (with a current balance of $3 million) remain under temporary payment modification structure and 3 loans (with a current balance of $4 million) have been classified as troubled debt restructurings (included in Table 8 below, with $2 million reflected as performing troubled debt restructrings and the remainder in nonaccrual). See also Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for further disclosures on credit quality. For additional information see also “BALANCE SHEET ANALYSIS – Loans” and “BALANCE SHEET ANALYSIS – Allowance for Credit Losses-Loans.”
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”). At March 31, 2021, nonperforming assets were $13 million, comprised of $9 million of nonaccrual loans and $4 million of OREO, and represented 0.28% of total assets, compared to $13 million or 0.29% of total assets at December 31, 2020.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $13 million (0.4% of loans) and $21 million (0.7% of loans) at March 31, 2021 and December 31, 2020, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 8: Nonperforming Assets

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Nonperforming loans:
Commercial & industrial	$2,842	$2,646	$6,050
Owner-occupied CRE	1,563	1,869	3,837
Agricultural	2,087	1,830	1,801
Commercial	6,492	6,345	11,688
CRE investment	1,436	1,488	1,029
Construction & land development	327	327	533
Commercial real estate	1,763	1,815	1,562
Commercial-based loans	8,255	8,160	13,250
Residential construction	—	—	—
Residential first mortgage	527	823	953
Residential junior mortgage	116	384	566
Residential real estate	643	1,207	1,519
Retail & other	67	88	—
Retail-based loans	710	1,295	1,519
Total nonaccrual loans	8,965	9,455	14,769
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$8,965	$9,455	$14,769
Nonaccrual loans (included above) covered by SBA guarantee	$1,416	$1,265	$1,308
OREO:
Commercial real estate owned	$302	$—	$—
Residential real estate owned	—	—	—
Bank property real estate owned	3,495	3,608	1,000
Total OREO	3,797	3,608	1,000
Total nonperforming assets	$12,762	$13,063	$15,769
Performing troubled debt restructurings	$2,120	$2,120	$—
Ratios:
Nonperforming loans to total loans	0.31%	0.34%	0.57%
Nonperforming assets to total loans plus OREO	0.45%	0.47%	0.60%
Nonperforming assets to total assets	0.28%	0.29%	0.42%
ACL-Loans to nonperforming loans	364%	340%	177%

Deposits
Deposits represent Nicolet’s largest source of funds. The deposit levels have been heavily influenced by the ongoing economic uncertainty, government stimulus payments and other directives related to pandemic, which reduced spending and increased liquidity of consumers and businesses, as well as by PPP loan proceeds retained on deposit by corporate borrowers. The deposit composition is presented in Table 9 below.
Total deposits of $3.9 billion at March 31, 2021, were minimally changed (down slightly, $10 million) from December 31, 2020. Core customer deposits increased $54 million, aided in part by additional government stimulus payments and new PPP funds on deposit, while brokered deposits decreased $64 million, as brokered deposits matured without renewal given our liquid position.
Compared to March 31, 2020, total deposits increased $0.9 billion (29%), largely due to an increase in customer core deposits, partly offset by a $21 million reduction in brokered deposits. The increase in total deposits since March 31, 2020 was largely due to the liquidity objectives of consumers and businesses in very uncertain times noted above. Also contributing to the increase in deposits from March 31, 2020, was the acquisition of Advantage in August 2020, which added $141 million of deposits at acquisition.

Table 9: Period End Deposit Composition

	March 31, 2021		December 31, 2020		March 31, 2020
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,216,477	31%	$1,212,787	31%	$791,563	26%
Money market and interest-bearing demand	1,576,041	40%	1,551,325	40%	1,208,024	40%
Savings	572,225	15%	521,814	13%	361,829	12%
Time	535,851	14%	624,473	16%	662,050	22%
Total deposits	$3,900,594	100%	$3,910,399	100%	$3,023,466	100%
Brokered transaction accounts	$35,615	1%	$46,340	1%	$36,331	1%
Brokered and listed time deposits	225,402	6%	278,521	7%	245,252	8%
Total brokered deposits	$261,017	7%	$324,861	8%	$281,583	9%
Customer transaction accounts	$3,329,128	85%	$3,239,586	83%	$2,325,085	77%
Customer time deposits	310,449	8%	345,952	9%	416,798	14%
Total customer deposits (core)	$3,639,577	93%	$3,585,538	92%	$2,741,883	91%

Lending-Related Commitments
As of March 31, 2021 and December 31, 2020, Nicolet had the following off-balance sheet lending-related commitments.
Table 10: Commitments

(in thousands)	March 31, 2021	December 31, 2020
Commitments to extend credit	$960,788	$950,287
Financial standby letters of credit	7,868	8,241
Performance standby letters of credit	7,757	8,366
Interest rate lock commitments to originate residential mortgage loans held for sale (included above in commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and represented $82 million and $3 million, respectively, at March 31, 2021. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale represented $113 million and $20 million, respectively, at December 31, 2020. The net fair value of these mortgage derivatives combined was a loss of $211,000 at March 31, 2021 compared to a loss of $244,000 at December 31, 2020.

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
Given the stable core customer deposit base, fairly consistent patterns of activity in the core deposit base (including extra growth in core deposits during the pandemic as previously discussed), and the minimal use of capacity available in numerous non-core funding sources, Nicolet's liquidity levels and resources have been sufficient to fund loans, accommodate deposit trends and cycles, and to meet other cash needs as necessary. At the onset of the pandemic, but prior to the announcement of government stimulus, management initiated preparatory actions to increase on-balance sheet liquidity to ensure we could meet customer needs. These actions proved later to not be necessary, leading us to reduce non-deposit funding. In addition to this on-balance sheet liquidity build, remaining liquidity facilities continue to provide capacity and flexibility in an uncertain time.
Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of additional brokered deposits or other wholesale funding. All securities AFS and equity securities (included in other investments) are reported at fair value on the consolidated balance sheet. At March 31, 2021, approximately 26% of the $558 million securities AFS portfolio was pledged to secure public deposits, as applicable, and for other purposes as required by law. Additional funding sources at March 31, 2021, consist of $175 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $185 million, and borrowing capacity in the brokered deposit market.
In consideration of the funds availability for the Bank and the current high levels of cash in a very low interest rate environment, management has taken prudent pricing actions on deposits and loans, as well as actions to reduce non-deposit funding. Brokered deposits have matured without renewal and selected FHLB advances were repaid early.

Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, debt service requirements, and when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. At March 31, 2021, the Parent Company had $56 million in cash. Additional cash sources, among others, available to the Parent Company include its $10 million available and unused line of credit, and access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company.
Cash and cash equivalents at March 31, 2021 and December 31, 2020 were $736 million and $803 million, respectively. The decrease in cash and cash equivalents since year-end 2020 included $38 million net cash provided by operating activities (mostly earnings), $82 million net cash used by investing activities (primarily to fund loan growth, mostly PPP loans, and net investment purchases), and $23 million net cash used by financing activities (with seasonal reductions in deposits and brokered deposit maturities, partially offset by additional government stimulus). Management believes its liquidity resources were sufficient as of March 31, 2021 to fund loans, accommodate deposit cycles and trends, and to meet other cash needs as necessary in these unsettled times.

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
Among other scenarios, Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned earlier and reflect the changed interest rate environment in response to the pandemic. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at March 31, 2021 and December 31, 2020, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 11 below. The results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps and given the relatively short nature of the Company's balance sheet, reflect a largely unchanged risk position as expected.
Table 11: Interest Rate Sensitivity

	March 31, 2021	December 31, 2020
200 bps decrease in interest rates	(0.4)%	(0.8)%
100 bps decrease in interest rates	(0.4)%	(0.8)%
100 bps increase in interest rates	2.0%	4.0%
200 bps increase in interest rates	4.1%	8.1%
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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At March 31, 2021, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.
Table 12: Capital

	At or for the Three Months Ended	At or for the Year Ended
($ in thousands)	March 31, 2021	December 31, 2020
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$4,102	$40,544
Common stock repurchased during the period (full shares)	56,886	646,748
Company Risk-Based Capital:
Total risk-based capital	$424,016	$406,325
Tier 1 risk-based capital	402,419	385,068
Common equity Tier 1 capital	378,394	361,162
Total capital ratio	13.4%	12.9%
Tier 1 capital ratio	12.7%	12.2%
Common equity tier 1 capital ratio	12.0%	11.4%
Tier 1 leverage ratio	9.3%	9.0%
Bank Risk-Based Capital:
Total risk-based capital	$360,815	$351,081
Tier 1 risk-based capital	339,218	329,824
Common equity Tier 1 capital	339,218	329,824
Total capital ratio	11.5%	11.2%
Tier 1 capital ratio	10.8%	10.5%
Common equity tier 1 capital ratio	10.8%	10.5%
Tier 1 leverage ratio	7.8%	7.8%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. During first quarter 2021, $4.1 million was utilized to repurchase and cancel 56,886 shares of common stock pursuant to our common stock repurchase program. At March 31, 2021, there remained $16.3 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

Critical Accounting Policies
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the valuation of loan acquisition transactions, as well as the determination of the allowance for credit losses and income taxes. A discussion of these policies can be found in the “Critical Accounting Policies” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2020 Annual Report on Form 10-K. There have been no changes in the Company’s determination of critical accounting policies since December 31, 2020.

Future Accounting Pronouncements
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

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, management, under the supervision, and with the participation, of our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act pursuant to Exchange Act Rule 13a-15). Based upon, and as of the date of such evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Following are Nicolet’s monthly common stock purchases during the first quarter of 2021.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
January 1 – January 31, 2021	9,688	$68.41	9,688	542,500
February 1 – February 28, 2021	50,389	$72.94	43,698	498,800
March 1 – March 31, 2021	3,716	$76.80	3,500	495,300
Total	63,793	$72.48	56,886	495,300
(a)During first quarter 2021, the Company repurchased 1,300 common shares for minimum tax withholding settlements on restricted stock and 5,607common shares were repurchased to satisfy the exercise price and / or tax withholding requirements of stock options. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors' authorization.
(b)During first quarter 2021, Nicolet utilized $4.1 million to repurchase and cancel approximately 56,900 shares of common stock pursuant to our common stock repurchase program. At March 31, 2021, approximately $16.3 million remained available under this common stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit Number	Description
2.1	Agreement and Plan of Merger Between Nicolet Bankshares, Inc. and Mackinac Financial Corporation, dated April 12, 2021 (1)
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	The XBRL Instance Document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Incorporated by reference to the exhibit of the same number in the Registrant's Current Report on Form 8-K filed on April 12, 2021.
(2) Includes the following financial information included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

April 30, 2021	/s/ Michael E. Daniels
Michael E. Daniels
President and Chief Executive Officer

April 30, 2021	/s/ Ann K. Lawson
Ann K. Lawson
Chief Financial Officer