Form 10-Q
period 2021-06-30
NICOLET BANKSHARES INC
filed 2021-07-30
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2021 there were 9,779,662 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
June 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$77,634	$88,460
Interest-earning deposits	714,772	714,399
Cash and cash equivalents	792,406	802,859
Certificates of deposit in other banks	23,387	29,521
Securities available for sale (“AFS”), at fair value	562,028	539,337
Other investments	33,440	27,619
Loans held for sale	11,235	21,450
Loans	2,820,331	2,789,101
Allowance for credit losses - loans (“ACL-Loans”)	(32,561)	(32,173)
Loans, net	2,787,770	2,756,928
Premises and equipment, net	61,618	59,944
Bank owned life insurance (“BOLI”)	84,347	83,262
Goodwill and other intangibles, net	173,711	175,353
Accrued interest receivable and other assets	57,405	55,516
Total assets	$4,587,347	$4,551,789

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$1,324,994	$1,212,787
Interest-bearing deposits	2,614,028	2,697,612
Total deposits	3,939,022	3,910,399
Long-term borrowings	45,108	53,869
Accrued interest payable and other liabilities	43,822	48,332
Total liabilities	4,027,952	4,012,600

Stockholders’ Equity:
Common stock	98	100
Additional paid-in capital	261,096	273,390
Retained earnings	289,475	252,952
Accumulated other comprehensive income (loss)	8,726	12,747
Total stockholders’ equity	559,395	539,189
Total liabilities and stockholders’ equity	$4,587,347	$4,551,789

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	9,843,141	10,011,342
Common shares issued	9,865,955	10,030,267
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Loans, including loan fees	$35,111	$33,766	$68,973	$67,544
Investment securities:
Taxable	2,060	2,042	3,874	4,114
Tax-exempt	520	509	1,065	1,000
Other interest income	616	575	1,271	1,237
Total interest income	38,307	36,892	75,183	73,895
Interest expense:
Deposits	2,433	4,455	5,355	9,412
Short-term borrowings	—	38	—	65
Long-term borrowings	303	902	616	1,658
Total interest expense	2,736	5,395	5,971	11,135
Net interest income	35,571	31,497	69,212	62,760
Provision for credit losses	—	3,000	500	6,000
Net interest income after provision for credit losses	35,571	28,497	68,712	56,760
Noninterest income:
Trust services fee income	1,906	1,510	3,681	3,089
Brokerage fee income	2,991	2,269	5,784	4,591
Mortgage income, net	5,599	9,963	12,829	12,290
Service charges on deposit accounts	1,136	813	2,227	2,038
Card interchange income	2,266	1,637	4,193	3,199
BOLI income	559	540	1,086	1,243
Asset gains (losses), net	4,192	(748)	4,903	(1,402)
Other income	1,529	1,487	2,601	2,008
Total noninterest income	20,178	17,471	37,304	27,056
Noninterest expense:
Personnel	17,084	14,482	32,200	27,805
Occupancy, equipment and office	4,053	4,361	8,190	8,565
Business development and marketing	1,210	2,514	2,199	3,873
Data processing	2,811	2,399	5,469	4,962
Intangibles amortization	790	880	1,642	1,873
FDIC assessments	480	—	1,075	—
Other expense	4,319	3,177	6,053	4,589
Total noninterest expense	30,747	27,813	56,828	51,667
Income before income tax expense	25,002	18,155	49,188	32,149
Income tax expense	6,718	4,576	12,665	7,897
Net income	18,284	13,579	36,523	24,252
Less: Net income attributable to noncontrolling interest	—	101	—	219
Net income attributable to Nicolet Bankshares, Inc.	$18,284	$13,478	$36,523	$24,033
Earnings per common share:
Basic	$1.85	$1.29	$3.67	$2.30
Diluted	$1.77	$1.28	$3.52	$2.25
Weighted average common shares outstanding:
Basic	9,901,614	10,417,226	9,949,359	10,466,590
Diluted	10,325,699	10,519,739	10,364,629	10,659,318
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$18,284	$13,579	$36,523	$24,252
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	1,862	7,985	(5,507)	12,314
Net realized (gains) losses included in income	—	(164)	—	(164)
Income tax (expense) benefit	(503)	(2,112)	1,486	(3,280)
Total other comprehensive income (loss)	1,359	5,709	(4,021)	8,870
Comprehensive income	$19,643	$19,288	$32,502	$33,122
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balances at March 31, 2021	$100	$271,388	$271,191	$7,367	$—	$550,046
Comprehensive income:
Net income, three months ended June 30, 2021	—	—	18,284	—	—	18,284
Other comprehensive income (loss)	—	—	—	1,359	—	1,359
Stock-based compensation expense	—	2,055	—	—	—	2,055
Exercise of stock options, net	—	64	—	—	—	64
Issuance of common stock	—	111	—	—	—	111
Purchase and retirement of common stock	(2)	(12,522)	—	—	—	(12,524)
Balances at June 30, 2021	$98	$261,096	$289,475	$8,726	$—	$559,395
Balances at March 31, 2020	$104	$299,903	$203,385	$7,579	$769	$511,740
Comprehensive income:
Net income, three months ended June 30, 2020	—	—	13,478	—	101	13,579
Other comprehensive income (loss)	—	—	—	5,709	—	5,709
Stock-based compensation expense	—	1,657	—	—	—	1,657
Exercise of stock options, net	—	103	—	—	—	103
Issuance of common stock	—	119	—	—	—	119
Purchase and retirement of common stock	—	(4)	—	—	—	(4)
Distribution to noncontrolling interest	—	—	—	—	(50)	(50)
Balances at June 30, 2020	$104	$301,778	$216,863	$13,288	$820	$532,853
Balances at December 31, 2020	$100	$273,390	$252,952	$12,747	$—	$539,189
Comprehensive income:
Net income, six months ended June 30, 2021	—	—	36,523	—	—	36,523
Other comprehensive income (loss)	—	—	—	(4,021)	—	(4,021)
Stock-based compensation expense	—	3,396	—	—	—	3,396
Exercise of stock options, net	—	1,225	—	—	—	1,225
Issuance of common stock	—	232	—	—	—	232
Purchase and retirement of common stock	(2)	(17,147)	—	—	—	(17,149)
Balances at June 30, 2021	$98	$261,096	$289,475	$8,726	$—	$559,395
Balances at December 31, 2019	$106	$312,733	$199,005	$4,418	$728	$516,990
Comprehensive income:
Net income, six months ended June 30, 2020	—	—	24,033	—	219	24,252
Other comprehensive income (loss)	—	—	—	8,870	—	8,870
Stock-based compensation expense	—	2,956	—	—	—	2,956
Exercise of stock options, net	—	954	—	—	—	954
Issuance of common stock	—	334	—	—	—	334
Purchase and retirement of common stock	(2)	(15,199)	—	—	—	(15,201)
Distribution to noncontrolling interest	—	—	—	—	(127)	(127)
Adoption of new accounting pronouncement	—	—	(6,175)	—	—	(6,175)
Balances at June 30, 2020	$104	$301,778	$216,863	$13,288	$820	$532,853
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$36,523	$24,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	5,204	4,954
Provision for credit losses	500	6,000
Increase in cash surrender value of life insurance	(1,086)	(1,058)
Stock-based compensation expense	3,396	2,956
Asset (gains) losses, net	(4,903)	1,402
Gain on sale of loans held for sale, net	(12,133)	(12,217)
Net change due to:
Proceeds from sale of loans held for sale	367,215	395,187
Origination of loans held for sale	(347,161)	(404,346)
Accrued interest receivable and other assets	(2,001)	(9,328)
Accrued interest payable and other liabilities	(2,539)	12,388
Net cash provided by (used in) operating activities	43,015	20,190
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(30,451)	(245,750)
Net (increase) decrease in certificates of deposit in other banks	6,134	1,496
Purchases of securities AFS	(88,204)	(94,380)
Proceeds from sales of securities AFS	—	9,232
Proceeds from calls and maturities of securities AFS	58,349	40,017
Purchases of other investments	(1,710)	(3,738)
Proceeds from sales of other investments	822	—
Proceeds from redemption of BOLI	—	245
Net (increase) decrease in premises and equipment	(3,694)	(6,240)
Net (increase) decrease in other real estate and other assets	1,165	—
Net cash provided by (used in) investing activities	(57,589)	(299,118)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	28,813	583,612
Proceeds from long-term borrowings	5,000	367,841
Repayments of long-term borrowings	(14,000)	(17,860)
Purchase and retirement of common stock	(17,149)	(15,201)
Proceeds from issuance of common stock	232	334
Proceeds from exercise of stock options	1,225	954
Distribution to noncontrolling interest	—	(127)
Net cash provided by (used in) financing activities	4,121	919,553
Net increase (decrease) in cash and cash equivalents	(10,453)	640,625
Cash and cash equivalents:
Beginning	802,859	182,059
Ending *	$792,406	$822,684
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,436	$12,874
Cash paid for taxes	19,416	—
Transfer of loans and bank premises to other real estate owned	302	—
Capitalized mortgage servicing rights	2,294	2,250
* Cash and cash equivalents at both June 30, 2021 and June 30, 2020, include restricted cash of $1.9 million pledged as collateral on interest rate swaps and no reserve balance was required with the Federal Reserve Bank.
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

Note 2 – Acquisitions
Completed Acquisition:

Advantage Community Bancshares, Inc. (“Advantage”): On August 21, 2020, Nicolet completed its merger with Advantage, pursuant to the terms of the definitive merger agreement dated March 2, 2020, whereby Advantage merged with and into Nicolet, and Advantage Community Bank, the wholly owned bank subsidiary of Advantage, was merged with and into Nicolet National Bank. Advantage’s four branches in Dorchester, Edgar, Mosinee, and Wausau opened as Nicolet National Bank branches on August 24, 2020, expanding our presence in Central Wisconsin and the Wausau area. Due to the small size of the transaction, terms of the all-cash deal were not disclosed.

Upon consummation, Advantage added total assets of approximately $172 million (representing approximately 4% of Nicolet’s then pre-merger asset size), loans of $88 million, deposits of $141 million, core deposit intangible of $1 million, and goodwill of $12 million.

Pending Acquisitions:
Mackinac Financial Corporation (“Mackinac”): On April 12, 2021, Nicolet entered into a definitive merger agreement with Mackinac pursuant to which Mackinac will merge with and into Nicolet, expanding Nicolet prominently into Northern Michigan and the Upper Peninsula of Michigan. Mackinac shareholders will receive fixed consideration of 0.22 shares of Nicolet common stock and $4.64 in cash for each share of Mackinac common stock owned (approximating a 20% cash and

80% stock split), subject to provisions provided for in the merger agreement. At March 31, 2021, Mackinac had total assets of $1.5 billion, loans of $1.1 billion, deposits of $1.3 billion, and equity of $170 million. On July 15, 2021, the shareholders of both Mackinac and Nicolet approved the merger at special meetings of their respective shareholders held on that date. As of July 19, 2021, Nicolet received all regulatory approvals for the Mackinac merger. The merger is expected to close in the third quarter of 2021, subject to customary closing conditions.

County Bancorp, Inc. (“County”): On June 22, 2021, Nicolet entered into a definitive merger agreement with County pursuant to which County will merge with and into Nicolet, to become the premiere agriculture lender throughout Wisconsin. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, County shareholders will have the right to receive for each share of County common stock, at the election of each holder and subject to proration, either $37.18 in cash or 0.48 shares of Nicolet common stock. County shareholder elections will be prorated to ensure the total consideration will consist of approximately 20% cash and approximately 80% common stock. At March 31, 2021, County had total assets of $1.5 billion, loans of $1.0 billion, deposits of $1.1 billion, and equity of $166 million. The merger is expected to close in the fourth quarter of 2021, subject to customary closing conditions, including approval by regulators and shareholders of both County and Nicolet.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net income attributable to Nicolet Bankshares, Inc.	$18,284	$13,478	$36,523	$24,033

Weighted average common shares outstanding	9,902	10,417	9,949	10,467
Effect of dilutive common stock awards	424	103	416	192
Diluted weighted average common shares outstanding	10,326	10,520	10,365	10,659

Basic earnings per common share*	$1.85	$1.29	$3.67	$2.30
Diluted earnings per common share*	$1.77	$1.28	$3.52	$2.25
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
For the three and six months ended June 30, 2021, options to purchase approximately 0.1 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. For the three and six months ended June 30, 2020, options to purchase approximately 0.2 million and 0.1 million shares, respectively, are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.

Note 4 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors, and at June 30, 2021, approximately 0.9 million shares were available for grant under these stock-based compensation plans.

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants for the six months ended June 30, 2021 and 2020 were as follows.

	Six Months Ended June 30,
	2021	2020
Dividend yield	—%	—%
Expected volatility	30%	25%
Risk-free interest rate	1.16%	1.67%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$26.55	$21.83
A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2020	1,437,460	$50.47
Granted	380,000	78.77
Exercise of stock options *	(36,482)	33.58
Forfeited	(1,000)	48.85
Outstanding - June 30, 2021	1,779,978	$56.86	7.0	$27,295
Exercisable - June 30, 2021	950,778	$47.20	5.7	$22,028
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the six months ended June 30, 2021, 5,607 such shares were withheld by the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the six months ended June 30, 2021 and 2020 was approximately $1.5 million and $1.9 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2020	$53.57	18,925
Granted	77.92	18,562
Vested *	59.90	(14,227)
Forfeited	41.44	(446)
Outstanding - June 30, 2021	$69.67	22,814
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 1,506 shares were surrendered during the six months ended June 30, 2021.
The Company recognized approximately $2.7 million and $2.6 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for the six months ended June 30, 2021 and 2020, respectively, associated with its common stock awards granted to officers and employees. In addition, during first half 2021, the Company recognized approximately $0.7 million of director expense (included in other expense on the consolidated statements of income) for a total restricted stock grant of 8,562 shares with immediate vesting to directors, while during first half 2020, the Company recognized approximately $0.4 million of director expense for a total restricted stock grant of 7,950 shares with immediate vesting to directors, representing the annual stock retainer fee paid to external board members. As of June 30, 2021, there was approximately $17.8 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately four years. The Company recognized a tax benefit of approximately $0.3 million for both the six months ended June 30, 2021 and 2020, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

Note 5 – Securities Available for Sale
Amortized cost and fair value of securities available for sale are summarized as follows.

	June 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value as % of Total
U.S. government agency securities	$67,914	$136	$43	$68,007	12%
State, county and municipals	228,633	3,651	1,080	231,204	41%
Mortgage-backed securities	175,768	5,271	502	180,537	32%
Corporate debt securities	77,759	4,521	—	82,280	15%
Total	$550,074	$13,579	$1,625	$562,028	100%

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value as % of Total
U.S. government agency securities	$63,162	$289	$—	$63,451	12%
State, county and municipals	226,493	5,386	11	231,868	43%
Mortgage-backed securities	156,148	6,425	78	162,495	30%
Corporate debt securities	76,073	5,450	—	81,523	15%
Total	$521,876	$17,550	$89	$539,337	100%
All mortgage-backed securities included in the table above were issued by U.S. government agencies and corporations. Securities AFS with a fair value of $131 million and $146 million as of June 30, 2021 and December 31, 2020, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law. Accrued interest on securities AFS totaled $2.6 million and $2.3 million at June 30, 2021 and December 31, 2020, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of securities AFS for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	June 30, 2021
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
U.S. government agency securities	$16,427	$43	$—	$—	$16,427	$43	1
State, county and municipals	61,025	1,080	—	—	61,025	1,080	80
Mortgage-backed securities	42,092	491	854	11	42,946	502	43
Total	$119,544	$1,614	$854	$11	$120,398	$1,625	124

	December 31, 2020
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
State, county and municipals	$5,181	$11	$—	$—	$5,181	$11	9
Mortgage-backed securities	10,612	71	492	7	11,104	78	22
Total	$15,793	$82	$492	$7	$16,285	$89	31
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

As of June 30, 2021 and December 31, 2020, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.
The amortized cost and fair value of securities AFS by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; as this is particularly inherent in mortgage-backed securities, these securities are not included in the maturity categories below.

	June 30, 2021
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$75,485	$75,771
Due in one year through five years	157,313	162,657
Due after five years through ten years	134,810	135,132
Due after ten years	6,698	7,931
	374,306	381,491
Mortgage-backed securities	175,768	180,537
Securities AFS	$550,074	$562,028
There were no sales of securities AFS for the six months ended June 30, 2021. Gross gains of $164,000 and proceeds of $9.2 million were recognized for the six months ended June 30, 2020.

Note 6 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	June 30, 2021		December 31, 2020
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$736,169	26%	$750,718	27%
Paycheck Protection Program (“PPP”) loans	150,287	5	186,016	7
Owner-occupied commercial real estate (“CRE”)	520,299	18	521,300	19
Agricultural	110,664	4	109,629	4
CRE investment	505,588	18	460,721	16
Construction & land development	140,588	5	131,283	5
Residential construction	46,646	2	41,707	1
Residential first mortgage	471,354	17	444,155	16
Residential junior mortgage	104,218	4	111,877	4
Retail & other	34,518	1	31,695	1
Loans	2,820,331	100%	2,789,101	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	32,561		32,173
Loans, net	$2,787,770		$2,756,928
Allowance for credit losses - Loans to loans	1.15%		1.15%
Accrued interest on loans totaled $6 million at June 30, 2021 and $7 million at December 31, 2020, and is included in accrued interest receivable and other assets on the consolidated balance sheets.
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

A roll forward of the allowance for credit losses - loans is summarized as follows.

	Three Months Ended		Six Months Ended		Year Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	December 31, 2020
Beginning balance	$32,626	$26,202	$32,173	$13,972	$13,972
Adoption of CECL	—	—	—	8,488	8,488
Initial PCD ACL	—	—	—	797	797
Total impact - adoption CECL	—	—	—	9,285	9,285
Provision for credit losses	—	3,000	500	6,000	10,300
Charge-offs	(235)	(123)	(329)	(216)	(1,689)
Recoveries	170	51	217	89	305
Net (charge-offs) recoveries	(65)	(72)	(112)	(127)	(1,384)
Ending balance	$32,561	$29,130	$32,561	$29,130	$32,173
The following tables present the balance and activity in the ACL-Loans by portfolio segment.

	Six Months Ended June 30, 2021
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$11,644	$5,872	$1,395	$5,441	$984	$421	$4,773	$1,086	$557	$32,173
Provision	(1,537)	(367)	68	940	267	183	535	164	247	500
Charge-offs	(209)	—	(48)	(4)	—	—	—	—	(68)	(329)
Recoveries	173	—	—	2	—	—	12	3	27	217
Net (charge-offs) recoveries	(36)	—	(48)	(2)	—	—	12	3	(41)	(112)
Ending balance	$10,071	$5,505	$1,415	$6,379	$1,251	$604	$5,320	$1,253	$763	$32,561
As % of ACL-Loans	31%	17%	4%	20%	4%	2%	16%	4%	2%	100%
*The PPP loans are fully guaranteed by the SBA; thus, no ACL-Loans has been allocated to these loans.

	Year Ended December 31, 2020
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$5,471	$3,010	$579	$1,600	$414	$368	$1,669	$517	$344	$13,972
Adoption of CECL	2,962	1,249	361	1,970	51	124	1,286	351	134	8,488
Initial PCD ACL	797	—	—	—	—	—	—	—	—	797
Provision	3,106	2,062	455	2,061	519	(71)	1,809	151	208	10,300
Charge-offs	(812)	(530)	—	(190)	—	—	(2)	—	(155)	(1,689)
Recoveries	120	81	—	—	—	—	11	67	26	305
Net (charge-offs) recoveries	(692)	(449)	—	(190)	—	—	9	67	(129)	(1,384)
Ending balance	$11,644	$5,872	$1,395	$5,441	$984	$421	$4,773	$1,086	$557	$32,173
As % of ACL-Loans	36%	18%	4%	17%	3%	1%	15%	4%	2%	100%
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

June 30, 2021	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$475	$475	$450	$25	$1
PPP loans	—	—	—	—	—	—
Owner-occupied CRE	3,164	—	3,164	3,164	—	—
Agricultural	967	648	1,615	—	1,615	56
CRE investment	1,567	—	1,567	1,567	—	—
Construction & land development	389	—	389	389	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	1,639	—	1,639	1,639	—	—
Residential junior mortgage	166	—	166	166	—	—
Retail & other	—	—	—	—	—	—
Total loans	$7,892	$1,123	$9,015	$7,375	$1,640	$57

December 31, 2020	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,195	$2,195	$501	$1,694	$1,241
PPP loans	—	—	—	—	—	—
Owner-occupied CRE	3,519	—	3,519	3,519	—	—
Agricultural	584	797	1,381	1,378	3	3
CRE investment	1,474	—	1,474	1,474	—	—
Construction & land development	308	—	308	308	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	—	—	—	—	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$5,885	$2,992	$8,877	$7,180	$1,697	$1,244

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	June 30, 2021
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$231	$1,110	$734,828	$736,169
PPP loans	—	—	150,287	150,287
Owner-occupied CRE	—	1,625	518,674	520,299
Agricultural	—	1,820	108,844	110,664
CRE investment	—	743	504,845	505,588
Construction & land development	32	326	140,230	140,588
Residential construction	—	—	46,646	46,646
Residential first mortgage	370	1,135	469,849	471,354
Residential junior mortgage	31	113	104,074	104,218
Retail & other	66	60	34,392	34,518
Total loans	$730	$6,932	$2,812,669	$2,820,331
Percent of total loans	—%	0.3%	99.7%	100.0%

	December 31, 2020
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$—	$2,646	$748,072	$750,718
PPP loans	—	—	186,016	186,016
Owner-occupied CRE	—	1,869	519,431	521,300
Agricultural	7	1,830	107,792	109,629
CRE investment	—	1,488	459,233	460,721
Construction & land development	—	327	130,956	131,283
Residential construction	—	—	41,707	41,707
Residential first mortgage	613	823	442,719	444,155
Residential junior mortgage	43	384	111,450	111,877
Retail & other	102	88	31,505	31,695
Total loans	$765	$9,455	$2,778,881	$2,789,101
Percent of total loans	—%	0.4%	99.6%	100.0%
The following table presents nonaccrual loans by portfolio segment. The nonaccrual loans without a related allowance for credit losses have been reflected in the collateral dependent loans table above.

	June 30, 2021		December 31, 2020
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$1,110	16%	$2,646	28%
PPP loans	—	—	—	—
Owner-occupied CRE	1,625	23	1,869	20
Agricultural	1,820	26	1,830	19
CRE investment	743	11	1,488	16
Construction & land development	326	5	327	3
Residential construction	—	—	—	—
Residential first mortgage	1,135	16	823	9
Residential junior mortgage	113	2	384	4
Retail & other	60	1	88	1
Nonaccrual loans	$6,932	100%	$9,455	100%
Percent of total loans	0.3%		0.4%

Credit Quality Information:
The following tables present total loans by risk categories and year of origination.

June 30, 2021	Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial (a)
Grades 1-4	$202,033	$152,425	$102,212	$83,827	$61,276	$52,122	$205,187	$—	$859,082
Grade 5	332	2,104	2,938	4,103	4,983	1,244	8,664	—	24,368
Grade 6	646	62	14	34	—	54	453	—	1,263
Grade 7	—	20	559	247	656	261	—	—	1,743
Total	$203,011	$154,611	$105,723	$88,211	$66,915	$53,681	$214,304	$—	$886,456
Owner-occupied CRE
Grades 1-4	$52,332	$80,254	$70,356	$71,906	$54,680	$163,041	$1,020	$—	$493,589
Grade 5	—	1,391	1,303	958	2,450	10,812	—	—	16,914
Grade 6	—	—	—	—	1,682	241	—	—	1,923
Grade 7	—	2,949	166	—	942	3,816	—	—	7,873
Total	$52,332	$84,594	$71,825	$72,864	$59,754	$177,910	$1,020	$—	$520,299
Agricultural
Grades 1-4	$6,430	$13,218	$5,132	$7,300	$8,933	$33,511	$22,697	$—	$97,221
Grade 5	382	295	—	669	221	7,457	456	—	9,480
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	25	324	3,516	98	—	3,963
Total	$6,812	$13,513	$5,132	$7,994	$9,478	$44,484	$23,251	$—	$110,664
CRE investment
Grades 1-4	$106,420	$80,996	$63,133	$26,878	$47,690	$137,969	$5,331	$—	$468,417
Grade 5	2,276	2,592	1,318	3,089	189	24,740	—	—	34,204
Grade 6	—	—	—	—	779	59	—	—	838
Grade 7	—	—	—	—	919	1,210	—	—	2,129
Total	$108,696	$83,588	$64,451	$29,967	$49,577	$163,978	$5,331	$—	$505,588
Construction & land development
Grades 1-4	$13,738	$79,069	$19,516	$12,081	$1,601	$8,456	$4,877	$—	$139,338
Grade 5	—	—	—	—	504	36	303	—	843
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	18	308	81	—	407
Total	$13,738	$79,069	$19,516	$12,081	$2,123	$8,800	$5,261	$—	$140,588
Residential construction
Grades 1-4	$21,871	$21,354	$2,298	$460	$396	$214	$—	$—	$46,593
Grade 5	—	—	—	—	53	—	—	—	53
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$21,871	$21,354	$2,298	$460	$449	$214	$—	$—	$46,646
Residential first mortgage
Grades 1-4	$101,859	$133,749	$52,563	$31,994	$31,315	$112,478	$242	$5	$464,205
Grade 5	—	—	502	586	457	2,544	—	—	4,089
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	1,808	—	113	1,139	—	—	3,060
Total	$101,859	$133,749	$54,873	$32,580	$31,885	$116,161	$242	$5	$471,354
Residential junior mortgage
Grades 1-4	$1,599	$3,293	$2,387	$2,298	$679	$3,055	$89,335	$1,262	$103,908
Grade 5	—	—	—	—	—	31	—	—	31
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	166	—	25	47	41	—	279
Total	$1,599	$3,293	$2,553	$2,298	$704	$3,133	$89,376	$1,262	$104,218
Retail & other
Grades 1-4	$6,923	$4,687	$4,241	$1,332	$1,434	$1,752	$14,089	$—	$34,458
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	11	—	—	—	49	—	—	60
Total	$6,923	$4,698	$4,241	$1,332	$1,434	$1,801	$14,089	$—	$34,518

Total loans	$516,841	$578,469	$330,612	$247,787	$222,319	$570,162	$352,874	$1,267	$2,820,331
(a) For purposes of this table at June 30, 2021, the $150 million net carrying value of PPP loans include $139 million originated in 2021 and $11 million originated in 2020, have a Pass risk grade (Grades 1-4) and have been included with the Commercial & industrial loan category.

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

The following tables present total loans by risk categories.

	June 30, 2021
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$708,795	$24,368	$1,263	$1,743	$736,169
PPP loans	150,287	—	—	—	150,287
Owner-occupied CRE	493,589	16,914	1,923	7,873	520,299
Agricultural	97,221	9,480	—	3,963	110,664
CRE investment	468,417	34,204	838	2,129	505,588
Construction & land development	139,338	843	—	407	140,588
Residential construction	46,593	53	—	—	46,646
Residential first mortgage	464,205	4,089	—	3,060	471,354
Residential junior mortgage	103,908	31	—	279	104,218
Retail & other	34,458	—	—	60	34,518
Total loans	$2,706,811	$89,982	$4,024	$19,514	$2,820,331
Percent of total	96.0%	3.2%	0.1%	0.7%	100.0%

	December 31, 2020
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$700,119	$33,451	$8,122	$9,026	$750,718
PPP loans	186,016	—	—	—	186,016
Owner-occupied CRE	492,191	16,499	2,416	10,194	521,300
Agricultural	93,524	9,035	719	6,351	109,629
CRE investment	445,727	12,232	796	1,966	460,721
Construction & land development	128,748	2,056	—	479	131,283
Residential construction	41,652	55	—	—	41,707
Residential first mortgage	437,050	5,504	—	1,601	444,155
Residential junior mortgage	111,461	32	—	384	111,877
Retail & other	31,607	—	—	88	31,695
Total loans	$2,668,095	$78,864	$12,053	$30,089	$2,789,101
Percent of total	95.7%	2.8%	0.4%	1.1%	100.0%

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
Troubled Debt Restructurings: At June 30, 2021, there were twelve loans classified as troubled debt restructurings with a current outstanding balance of $6.8 million (including $2.9 million on nonaccrual and $3.9 million performing) and pre-modification balance of $7.3 million. In comparison, at December 31, 2020, there were eleven loans classified as troubled debt restructurings with an outstanding balance of $5.5 million (including $3.4 million on nonaccrual and $2.1 million performing) and pre-modification balance of $6.5 million. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the six months ended June 30, 2021. As of June 30, 2021, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.

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

	Six Months Ended	Year Ended
(in thousands)	June 30, 2021	December 31, 2020
Goodwill	$163,151	$163,151
Core deposit intangibles	7,449	8,837
Customer list intangibles	3,111	3,365
Other intangibles	10,560	12,202
Goodwill and other intangibles, net	$173,711	$175,353
Goodwill: A summary of goodwill was as follows. During 2020, goodwill increased due to the Advantage acquisition. See Note 2 for additional information on the Company’s acquisitions.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2021	December 31, 2020
Goodwill:
Goodwill at beginning of year	$163,151	$151,198
Acquisition	—	11,953
Goodwill at end of period	$163,151	$163,151
Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During 2020, core deposit intangibles increased due to the Advantage acquisition. See Note 2 for additional information on the Company’s acquisitions.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2021	December 31, 2020
Core deposit intangibles:
Gross carrying amount	$31,715	$31,715
Accumulated amortization	(24,266)	(22,878)
Net book value	$7,449	$8,837
Additions during the period	$—	$1,000
Amortization during the period	$1,388	$3,060
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(2,412)	(2,158)
Net book value	$3,111	$3,365
Amortization during the period	$254	$507
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

	Six Months Ended	Year Ended
(in thousands)	June 30, 2021	December 31, 2020
Mortgage servicing rights ("MSR") asset:
MSR asset at beginning of year	$10,230	$5,919
Capitalized MSR	2,294	5,256
MSR asset acquired	—	529
Amortization during the period	(1,029)	(1,474)
MSR asset at end of period	$11,495	$10,230
Valuation allowance at beginning of year	$(1,000)	$—
Additions	(500)	(1,000)
Valuation allowance at end of period	$(1,500)	$(1,000)
MSR asset, net	$9,995	$9,230
Fair value of MSR asset at end of period	$12,214	$9,276
Residential mortgage loans serviced for others	$1,335,522	$1,250,206
Net book value of MSR asset to loans serviced for others	0.75%	0.74%
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
The following table shows the estimated future amortization expense for amortizing intangible assets and the MSR asset. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of June 30, 2021. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset
Year ending December 31,
2021 (remaining six months)	$1,255	$253	$901
2022	2,150	507	1,942
2023	1,633	483	1,855
2024	1,130	449	1,796
2025	670	449	1,134
2026	317	249	1,044
Thereafter	294	721	2,823
Total	$7,449	$3,111	$11,495

Note 8 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. At both June 30, 2021 and December 31, 2020, the Company did not have any outstanding short-term borrowings.
Long-Term Borrowings:
Long-term borrowings include any borrowing with an original maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	June 30, 2021	December 31, 2020
FHLB advances	$20,000	$29,000
Junior subordinated debentures	25,108	24,869
Total long-term borrowings	$45,108	$53,869
FHLB Advances: The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturity dates through March 2027. The weighted average rate of the FHLB advances was 0.74% at June 30, 2021 and 0.73% at December 31, 2020.

Junior Subordinated Debentures: The following table shows the breakdown of junior subordinated debentures. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debentures. All the debentures below are currently callable and may be redeemed in part or in full at par plus any accrued but unpaid interest. At June 30, 2021 and December 31, 2020, $24.1 million and $23.9 million, respectively, qualify as Tier 1 capital.

		Junior Subordinated Debentures
		June 30, 2021			December 31, 2020
(in thousands)	Maturity Date	Par	Unamortized Discount	Carrying Value	Carrying Value
2005 Mid-Wisconsin Financial Services, Inc. (1)	12/15/2035	$10,310	$(2,873)	$7,437	$7,338
2006 Baylake Corp. (2)	9/30/2036	16,598	(3,529)	13,069	12,951
2004 First Menasha Bancshares, Inc. (3)	3/17/2034	5,155	(553)	4,602	4,580
Total		$32,063	$(6,955)	$25,108	$24,869
(1)The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 1.55% and 1.65% as of June 30, 2021 and December 31, 2020, respectively.
(2)The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of the three-month LIBOR plus 1.35%, adjusted quarterly. The interest rates were 1.50% and 1.59% as of June 30, 2021 and December 31, 2020, respectively.
(3)The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 2.79%, adjusted quarterly. The interest rates were 2.91% and 3.02% as of June 30, 2021 and December 31, 2020, respectively.

Subordinated Notes: Subsequent to quarter end, on July 7, 2021, Nicolet completed the private placement of $100 million in fixed-to-floating rate subordinated notes (the “Notes”) due in 2031. The Notes are intended to qualify as Tier 2 capital for regulatory purposes, and are redeemable beginning July 15, 2026 and quarterly thereafter on any interest payment date. The Notes will bear interest at a fixed annual rate of 3.125% for the first five years and will reset quarterly thereafter to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 0.2375%.

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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
June 30, 2021
U.S. government agency securities	$68,007	$—	$68,007	$—
State, county and municipals	231,204	—	231,204	—
Mortgage-backed securities	180,537	—	180,537	—
Corporate debt securities	82,280	—	79,150	3,130
Securities AFS	$562,028	$—	$558,898	$3,130
Other investments (equity securities)	$9,116	$9,116	$—	$—
December 31, 2020
U.S. government agency securities	$63,451	$—	$63,451	$—
State, county and municipals	231,868	—	231,868	—
Mortgage-backed securities	162,495	—	162,495	—
Corporate debt securities	81,523	—	78,393	3,130
Securities AFS	$539,337	$—	$536,207	$3,130
Other investments (equity securities)	$3,567	$3,567	$—	$—
The following is a description of the valuation methodologies used by the Company for the securities AFS and equity securities measured at fair value on a recurring basis, noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which include trust preferred security investments. At June 30, 2021 and December 31, 2020, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.
For the six months ended June 30, 2021 and the year ended December 31, 2020, there have been no changes in the Level 3 securities AFS measured at fair value on a recurring basis.

Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
June 30, 2021
Collateral dependent loans	$8,958	$—	$—	$8,958
Other real estate owned (“OREO”)	2,895	—	—	2,895
MSR asset	9,995	—	—	9,995
December 31, 2020
Collateral dependent loans	$7,633	$—	$—	$7,633
OREO	3,608	—	—	3,608
MSR asset	9,230	—	—	9,230
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
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

June 30, 2021
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$792,406	$792,406	$792,406	$—	$—
Certificates of deposit in other banks	23,387	24,948	—	24,948	—
Securities AFS	562,028	562,028	—	558,898	3,130
Other investments, including equity securities	33,440	33,440	9,116	20,115	4,209
Loans held for sale	11,235	11,537	—	11,537	—
Loans, net	2,787,770	2,843,744	—	—	2,843,744
MSR asset	9,995	12,214	—	—	12,214
Financial liabilities:
Deposits	$3,939,022	$3,945,358	$—	$—	$3,945,358
Long-term borrowings	45,108	45,350	—	20,242	25,108

December 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$802,859	$802,859	$802,859	$—	$—
Certificates of deposit in other banks	29,521	31,053	—	31,053	—
Securities AFS	539,337	539,337	—	536,207	3,130
Other investments, including equity securities	27,619	27,619	3,567	20,155	3,897
Loans held for sale	21,450	22,329	—	22,329	—
Loans, net	2,756,928	2,834,452	—	—	2,834,452
MSR asset	9,230	9,276	—	—	9,276
Financial liabilities:
Deposits	$3,910,399	$3,917,121	$—	$—	$3,917,121
Long-term borrowings	53,869	53,859	—	29,488	24,371
The valuation methodologies for the financial instruments disclosed in the above table are described in the Fair Value Measurements note in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
Forward-Looking Statements
Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Nicolet’s control, include, but are not necessarily limited to the following:
•the magnitude and duration of the COVID-19 pandemic and the effects of the COVID-19 pandemic on the business, customers, employees and third-party service providers of Nicolet or any of its acquisition targets, including Mackinac and County;
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
•the risk that the proposed acquisitions of Mackinac and/or County will not be consummated or will not meet Nicolet’s expectations regarding the timing of the proposed acquisition;
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

Overview
The following discussion is management’s analysis of the consolidated financial condition as of June 30, 2021 and December 31, 2020 and results of operations for the three and six-month periods ended June 30, 2021 and 2020. It should be read in conjunction with Nicolet’s audited consolidated financial statements included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2020.

The timing of Nicolet’s acquisition of Advantage Community Bancshares, Inc. (“Advantage”) on August 21, 2020, at 4% of then pre-merger assets, impacts financial comparisons. Certain income statement results, average balances and related ratios for the three and six-month period ended June 30, 2021 include full contribution from Advantage, while the same period in 2020 includes no contribution from Advantage.

The initial impacts of the COVID-19 pandemic (declared in March 2020) resulted in, among other things, stock and global markets decline, disruption in business and leisure activities as nation-wide stay-at-home orders were mandated, significant strain on the health care industry as it addressed the severity of the health crisis, and shifts in the general economy (such as high unemployment, negative GDP expectations, an immediate 150 bps decline in Federal funds rates, and unprecedented government stimulus), triggering a 2020 recession. The dramatic events surrounding the pandemic, fluctuating social and economic changes since the onset of the pandemic, and uncertainty about the longevity of the pandemic’s affects were significant and unfolding throughout most of 2020, but have abated somewhat for 2021 as people and businesses were supported by government stimulus and are adjusting to a vaccination rollout and a new normal in a still evolving environment, as concerns of a second wave of a new strain of the virus have surfaced.

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

During 2020, we originated 2,725 PPP loans totaling $351 million, bearing a 1% contractual rate, and earned a $12.3 million fee. During first half 2021, under the latest round of the SBA’s program, Nicolet originated 2,205 PPP loans totaling $160 million and earned a $9.3 million fee. Of the total fees, $5.7 million was accreted into interest in 2020 and $7.7 million was accreted in first half 2021. At June 30, 2021, the net carrying value of all PPP loans was $150 million, or 5% of total loans, for a net $36 million decrease from year-end 2020, as loan forgiveness has outpaced the latest round of new PPP loans. SBA loan forgiveness that started in November 2020 has boosted overall borrower equity in their businesses and meaningfully improves the credit quality of many commercial relationships.

Performance Summary
Table 1: Earnings Summary and Selected Financial Data
	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020	6/30/2021	6/30/2020
Results of operations:
Interest income	$38,307	$36,876	$38,037	$37,270	$36,892	$75,183	$73,895
Interest expense	2,736	3,235	4,019	4,710	5,395	5,971	11,135
Net interest income	35,571	33,641	34,018	32,560	31,497	69,212	62,760
Provision for credit losses	—	500	1,300	3,000	3,000	500	6,000
Net interest income after provision for credit losses	35,571	33,141	32,718	29,560	28,497	68,712	56,760
Noninterest income	20,178	17,126	16,879	18,691	17,471	37,304	27,056
Noninterest expense	30,747	26,081	25,367	23,685	27,813	56,828	51,667
Income before income tax expense	25,002	24,186	24,230	24,566	18,155	49,188	32,149
Income tax expense	6,718	5,947	6,145	6,434	4,576	12,665	7,897
Net income	18,284	18,239	18,085	18,132	13,579	36,523	24,252
Net income attributable to noncontrolling interest	—	—	98	30	101	—	219
Net income attributable to Nicolet Bankshares, Inc.	$18,284	$18,239	$17,987	$18,102	$13,478	$36,523	$24,033
Earnings per common share:
Basic	$1.85	$1.82	$1.79	$1.75	$1.29	$3.67	$2.30
Diluted	$1.77	$1.75	$1.74	$1.72	$1.28	$3.52	$2.25
Common Shares:
Basic weighted average	9,902	9,998	10,074	10,349	10,417	9,949	10,467
Diluted weighted average	10,326	10,403	10,350	10,499	10,520	10,365	10,659
Outstanding (period end)	9,843	9,988	10,011	10,196	10,424	9,843	10,424
Period-End Balances:
Loans	$2,820,331	$2,846,351	$2,789,101	$2,908,793	$2,821,501	$2,820,331	$2,821,501
Allowance for credit losses - loans	32,561	32,626	32,173	31,388	29,130	32,561	29,130
Securities available-for-sale, at fair value	562,028	558,229	539,337	535,351	510,809	562,028	510,809
Goodwill and other intangibles, net	173,711	174,501	175,353	176,213	164,094	173,711	164,094
Total assets	4,587,347	4,543,804	4,551,789	4,706,375	4,541,228	4,587,347	4,541,228
Deposits	3,939,022	3,900,594	3,910,399	3,712,808	3,537,805	3,939,022	3,537,805
Stockholders’ equity (common)	559,395	550,046	539,189	538,068	532,033	559,395	532,033
Book value per common share	56.83	55.07	53.86	52.77	51.04	56.83	51.04
Tangible book value per common share (2)	39.18	37.60	36.34	35.49	35.30	39.18	35.30
Average Balances:
Loans	$2,869,105	$2,825,664	$2,868,827	$2,871,256	$2,823,866	$2,847,504	$2,704,225
Interest-earning assets	4,109,394	4,089,603	4,091,460	4,216,106	3,917,499	4,099,553	3,542,502
Goodwill and other intangibles, net	174,026	174,825	175,678	169,353	164,564	174,424	165,048
Total assets	4,527,839	4,514,927	4,515,226	4,633,359	4,310,088	4,521,419	3,932,616
Deposits	3,897,797	3,875,205	3,793,430	3,636,260	3,403,188	3,886,563	3,161,630
Interest-bearing liabilities	2,684,871	2,764,232	2,744,578	2,933,737	2,741,199	2,724,332	2,479,896
Stockholders’ equity (common)	550,974	544,541	537,920	537,826	520,177	547,775	516,867
Financial Ratios: (1)
Return on average assets	1.62%	1.64%	1.58%	1.55%	1.26%	1.63%	1.23%
Return on average common equity	13.31	13.58	13.30	13.39	10.42	13.45	9.35
Return on average tangible common equity (2)	19.46	20.01	19.75	19.54	15.24	19.73	13.74
Average equity to average assets	12.17	12.06	11.91	11.61	12.07	12.12	13.14
Stockholders' equity to assets	12.19	12.11	11.85	11.43	11.72	12.19	11.72
Tangible common equity to tangible assets (2)	8.74	8.60	8.31	7.99	8.41	8.74	8.41
Net interest margin	3.45	3.31	3.29	3.06	3.21	3.38	3.53
Net loan charge-offs to average loans	0.01	0.01	0.07	0.10	0.01	0.01	0.01
Nonperforming loans to total loans	0.25	0.31	0.34	0.38	0.43	0.25	0.43
Nonperforming assets to total assets	0.21	0.28	0.29	0.25	0.29	0.21	0.29
Efficiency ratio	59.37	51.84	48.99	46.18	55.69	55.66	56.36
Effective tax rate	26.87	24.59	25.36	26.19	25.21	25.75	24.56
Selected Items:
Tax-equivalent adjustment on net interest income	$232	$252	$260	249	229	$484	460
Tax benefit on stock-based compensation	(20)	(234)	(77)	(14)	(24)	(254)	(347)

(1) Income statement-related ratios for partial-year periods are annualized.
(2) The ratios of tangible book value per common share, return on average tangible common equity, and tangible common equity to tangible assets exclude goodwill and other intangibles, net. These financial ratios have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength. See Table 1A: Non-GAAP Financial Measures for a reconciliation of these financial measures.

Table 1A: Non-GAAP Financial Measures
	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2021	3/31/2021	12/31/2020	9/30/2020	6/30/2020	6/30/2021	6/30/2020
Tangible Assets:
Total assets	$4,587,347	$4,543,804	$4,551,789	$4,706,375	$4,541,228	$4,587,347	$4,541,228
Goodwill and other intangibles, net	173,711	174,501	175,353	176,213	164,094	173,711	164,094
Tangible assets	$4,413,636	$4,369,303	$4,376,436	$4,530,162	$4,377,134	$4,413,636	$4,377,134
Tangible Common Equity:
Stockholders’ equity (common)	$559,395	$550,046	$539,189	$538,068	$532,033	$559,395	$532,033
Goodwill and other intangibles, net	173,711	174,501	175,353	176,213	164,094	173,711	164,094
Tangible common equity	$385,684	$375,545	$363,836	$361,855	$367,939	$385,684	$367,939
Average Tangible Common Equity:
Stockholders’ equity (common)	$550,974	$544,541	$537,920	$537,826	$520,177	$547,775	$516,867
Goodwill and other intangibles, net	174,026	174,825	175,678	169,353	164,564	174,424	165,048
Average tangible common equity	$376,948	$369,716	$362,242	$368,473	$355,613	$373,351	$351,819
Net income was $36.5 million for the six months ended June 30, 2021, compared to $24.0 million for the six months ended June 30, 2020. Earnings per diluted common share was $3.52 for the first six months of 2021, compared to $2.25 for the first six months of 2020.
•Net interest income was $69.2 million for the first six months of 2021, up $6.5 million (10%) over the first six months of 2020. Interest income grew $1.3 million attributable to favorable volumes (mostly higher loan volumes), partly offset by net unfavorable rates (influenced by Federal Reserve rate cuts in March 2020). Interest expense favorably decreased $5.2 million between the six-month periods reflecting disciplined deposit pricing. Net interest margin was 3.38% for the six months ended June 30, 2021, compared to 3.53% for the six months ended June 30, 2020, influenced by the changing balance sheet mix, including elevated cash levels, in the lower rate environment. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”
•Noninterest income was $37.3 million for the first six months of 2021, up $10.2 million (38%) from the comparable 2020 period. Excluding net asset gains (losses), noninterest income was $32.4 million for the first six months of 2021, up $3.9 million (14%) over 2020, predominantly on higher wealth revenue (trust services and brokerage fee income combined) and card interchange income. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”
•Noninterest expense was $56.8 million, $5.2 million (10%) higher than the first six months of 2020. Personnel costs increased $4.4 million, and non-personnel expenses combined increased $0.8 million (3%) over the comparable 2020 period. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”
•Nonperforming assets were only $10 million, representing 0.21% of total assets at June 30, 2021, compared to 0.29% at December 31, 2020 and 0.29% at June 30, 2020. For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”
•At June 30, 2021, assets were $4.6 billion, up $36 million (1%) from December 31, 2020 and up $46 million (1%) from June 30, 2020. For additional balance sheet discussion see “Balance Sheet Analysis.”
•At June 30, 2021, loans were $2.8 billion, $31 million (1%) higher than December 31, 2020 and were minimally changed from June 30, 2020. On average, loans grew $143 million (5%) over the first six months of 2020. For additional information regarding loans, see “Balance Sheet Analysis — Loans.”
•Total deposits were $3.9 billion at June 30, 2021, an increase of $29 million (1%) from December 31, 2020 and $401 million (11%) higher than June 30, 2020. Year-to-date average deposits were $725 million (23%) higher than the first six months of 2020. For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Six Months Ended June 30,
	2021			2020
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
PPP Loans	$206,066	$8,813	8.51%	$132,353	$1,786	2.67%
Commercial-based loans ex PPP	2,142,902	49,086	4.56%	2,093,664	54,203	5.12%
Retail-based loans	498,536	11,114	4.46%	478,208	11,613	4.86%
Total loans, including loan fees (1)(2)	2,847,504	69,013	4.83%	2,704,225	67,602	4.95%
Investment securities:
Taxable	391,601	3,874	1.98%	345,306	4,114	2.38%
Tax-exempt (2)	141,412	1,509	2.13%	126,402	1,402	2.22%
Total investment securities	533,013	5,383	2.02%	471,708	5,516	2.34%
Other interest-earning assets	719,036	1,271	0.35%	366,569	1,237	0.67%
Total non-loan earning assets	1,252,049	6,654	1.06%	838,277	6,753	1.61%
Total interest-earning assets	4,099,553	$75,667	3.68%	3,542,502	$74,355	4.16%
Other assets, net	421,866			390,114
Total assets	$4,521,419			$3,932,616
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$561,392	$172	0.06%	$372,122	$461	0.25%
Interest-bearing demand	665,646	1,429	0.43%	533,574	2,248	0.85%
Money market accounts (“MMA”)	851,655	227	0.05%	695,838	1,080	0.31%
Core time deposits	313,123	1,536	0.99%	413,326	3,564	1.73%
Total interest-bearing core deposits	2,391,816	3,364	0.28%	2,014,860	7,353	0.73%
Brokered deposits	285,029	1,991	1.41%	250,422	2,059	1.65%
Total interest-bearing deposits	2,676,845	5,355	0.40%	2,265,282	9,412	0.84%
PPPLF	—	—	—%	118,576	210	0.35%
Other interest-bearing liabilities	47,487	616	2.58%	96,038	1,513	3.12%
Total wholesale funding	47,487	616	2.58%	214,614	1,723	1.59%
Total interest-bearing liabilities	2,724,332	5,971	0.44%	2,479,896	11,135	0.90%
Noninterest-bearing demand deposits	1,209,718			896,348
Other liabilities	39,594			39,505
Stockholders’ equity	547,775			516,867
Total liabilities and stockholders’ equity	$4,521,419			$3,932,616
Net interest income and rate spread		$69,696	3.24%		$63,220	3.26%
Tax-equivalent adjustment		$484			$460
Net interest income and net interest margin		$69,212	3.38%		$62,760	3.53%
Selected Additional Information:
Total loans ex. PPP	$2,641,438	$60,200	4.54%	$2,571,872	$65,816	5.07%
Total interest-earning assets ex PPP	3,893,487	66,854	3.42%	3,410,149	72,569	4.22%
Total interest-bearing liabilities ex PPPLF	2,724,332	5,971	0.44%	2,361,320	10,925	0.93%
Net interest rate spread ex PPP & PPPLF			2.98%			3.29%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis (Continued)

	For the Three Months Ended June 30,
	2021			2020
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
PPP Loans	$205,639	$4,862	9.35%	$264,705	$1,786	2.67%
Commercial-based loans ex PPP	2,159,774	24,645	4.51%	2,078,927	26,311	5.01%
Retail-based loans	503,692	5,622	4.47%	480,234	5,697	4.75%
Total loans, including loan fees (1)(2)	2,869,105	35,129	4.85%	2,823,866	33,794	4.74%
Investment securities:
Taxable	400,646	2,060	2.06%	362,703	2,042	2.25%
Tax-exempt (2)	136,986	734	2.15%	126,894	710	2.24%
Total investment securities	537,632	2,794	2.08%	489,597	2,752	2.25%
Other interest-earning assets	702,657	616	0.35%	604,036	575	0.38%
Total non-loan earning assets	1,240,289	3,410	1.10%	1,093,633	3,327	1.22%
Total interest-earning assets	4,109,394	$38,539	3.72%	3,917,499	$37,121	3.76%
Other assets, net	418,445			392,589
Total assets	$4,527,839			$4,310,088
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$586,590	$92	0.06%	$393,006	$155	0.16%
Interest-bearing demand	657,979	670	0.41%	531,852	1,034	0.78%
MMA	846,114	104	0.05%	730,990	350	0.19%
Core time deposits	297,047	657	0.89%	398,726	1,631	1.65%
Total interest-bearing core deposits	2,387,730	1,523	0.26%	2,054,574	3,170	0.62%
Brokered deposits	253,816	910	1.44%	342,776	1,285	1.51%
Total interest-bearing deposits	2,641,546	2,433	0.37%	2,397,350	4,455	0.75%
PPPLF	—	—	—%	237,153	210	0.35%
Other interest-bearing liabilities	43,325	303	2.76%	106,696	730	2.71%
Total wholesale funding	43,325	303	2.76%	343,849	940	1.08%
Total interest-bearing liabilities	2,684,871	2,736	0.41%	2,741,199	5,395	0.79%
Noninterest-bearing demand deposits	1,256,251			1,005,838
Other liabilities	35,743			42,874
Stockholders’ equity	550,974			520,177
Total liabilities and stockholders’ equity	$4,527,839			$4,310,088
Net interest income and rate spread		$35,803	3.31%		$31,726	2.97%
Tax-equivalent adjustment		$232			$229
Net interest income and net interest margin		$35,571	3.45%		$31,497	3.21%
Selected Additional Information:
Total loans ex. PPP	$2,663,466	$30,267	4.50%	$2,559,161	$32,008	4.96%
Total interest-earning assets ex PPP	3,903,755	33,677	3.42%	3,652,794	35,335	3.84%
Total interest-bearing liabilities ex PPPLF	2,684,871	2,736	0.41%	2,504,046	5,185	0.83%
Net interest rate spread ex PPP & PPPLF			3.01%			3.01%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended June 30, 2021 Compared to June 30, 2020:			For the Six Months Ended June 30, 2021 Compared to June 30, 2020:
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
PPP Loans	$(480)	$3,556	$3,076	$1,426	$5,601	$7,027
Commercial-based loans ex. PPP	743	(2,409)	(1,666)	1,371	(6,488)	(5,117)
Retail-based loans	280	(355)	(75)	486	(985)	(499)
Total loans (2)	543	792	1,335	3,283	(1,872)	1,411
Investment securities:
Taxable	119	(101)	18	149	(389)	(240)
Tax-exempt (2)	55	(31)	24	162	(55)	107
Total investment securities	174	(132)	42	311	(444)	(133)
Other interest-earning assets	68	(27)	41	363	(329)	34
Total non-loan earning assets	242	(159)	83	674	(773)	(99)
Total interest-earning assets	$785	$633	$1,418	$3,957	$(2,645)	$1,312

Interest-bearing liabilities
Savings	$56	$(119)	$(63)	$162	$(451)	$(289)
Interest-bearing demand	208	(572)	(364)	461	(1,280)	(819)
MMA	48	(294)	(246)	198	(1,051)	(853)
Core time deposits	(347)	(627)	(974)	(731)	(1,297)	(2,028)
Total interest-bearing core deposits	(35)	(1,612)	(1,647)	90	(4,079)	(3,989)
Brokered deposits	(318)	(57)	(375)	261	(329)	(68)
Total interest-bearing deposits	(353)	(1,669)	(2,022)	351	(4,408)	(4,057)
PPPLF	(105)	(105)	(210)	(105)	(105)	(210)
Other interest-bearing liabilities	(212)	(215)	(427)	(391)	(506)	(897)
Total wholesale funding	(317)	(320)	(637)	(496)	(611)	(1,107)
Total interest-bearing liabilities	(670)	(1,989)	(2,659)	(145)	(5,019)	(5,164)
Net interest income	$1,455	$2,622	$4,077	$4,102	$2,374	$6,476
(1)The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Short-term interest rates have remained steady since March 2020, while the yield curve has begun to steepen mainly since year end 2020. The succeeding quarters felt the pressure of a low interest rate environment and bloated cash balances from government stimulus, both in the form of stimulus checks to individuals and PPP loans for businesses. The continued elevation of low interest-earning asset balances have further decreased margins along with the normal pressures of a near-zero rate environment. Though margins remain depressed, interest income dollars continue to rise on favorable asset volumes and proactive expense reduction measures. The following paragraphs will discuss the comparison of the first six months of 2021 and 2020, with COVID-19 pandemic impacts appearing in second quarter 2020 and the economy beginning to rebound in the first part of 2021. Though improving, we see continued margin pressure and pricing impacts on loans and deposits.
Tax-equivalent net interest income was $69.7 million for the first six months of 2021, comprised of net interest income of $69.2 million ($6.5 million or 10% higher than the first six months of 2020), and a $0.5 million tax-equivalent adjustment. The $6.5 million increase in tax-equivalent net interest income was attributable to net favorable volumes (which added $4.1 million, mostly from higher loan volumes due to the inclusion of PPP loans and organic loan growth, as well as interest-earning assets from the Advantage acquisition) and net favorable rates (which increased net interest income $2.4 million due to a lower cost of funds largely as a result of prudent deposit pricing actions).
Between the comparable six-month periods, the interest rate spread decreased 2 bps, largely attributable to the lower interest rate environment between the periods and the higher concentration of low-earning cash compared to first half 2020. The 2021 interest-earning asset yield declined 48 bps to 3.68%, partly from the 12 bps decline in loans but was more significantly impacted by the decrease in the loans-to-earning asset mix (to 69% compared to 77% for first half 2020) given the dramatic increase in cash. Other interest-earning assets (which are predominantly cash) declined 32 bps, while total non-loan earning assets declined 55 bps. The 2021 cost of funds declined favorably 46 bps to 0.44%, largely from improved interest-bearing core deposit rates, as well as lower brokered and wholesale funding rates. The contribution from net free funds decreased 13 bps, due mostly to the reduced value in the lower rate environment, though offset partly by the 29% increase in average net free funds (largely from higher average noninterest-bearing demand deposits and stockholders’ equity) between the six-month periods. As a result, the tax-equivalent net interest margin was 3.38% for first half 2021, down 15 bps compared to 3.53% for the comparable 2020 period.
Average interest-earning assets increased to $4.1 billion, up $0.6 billion (16%) over the 2020 comparable period, primarily due to significantly higher cash starting in second quarter 2020, the addition of PPP loans (beginning second quarter 2020), and the timing of the Advantage acquisition (August 2020). Between the comparable first half periods, average loans increased $143 million (5%), mostly due to PPP loan activity (net average balance of $206 million at June 30, 2021), as well as organic loan growth and $88 million of Advantage loans at acquisition. Total non-loan interest-earning assets increased $414 million (49%) on average, largely due to higher cash. The mix of average interest-earning assets shifted to lower-yielding assets, at 69% loans, 13% investments and 18% other interest-earning assets (mostly cash) for first half 2021, compared to 77%, 13% and 10%, respectively, for first half 2020.
Tax-equivalent interest income was $75.7 million for first half 2021, up $1.3 million from first half 2020, and the related interest-earning asset yield was 3.68%, down 48 bps from the comparable period in 2020. Interest income on loans increased $1.4 million over first half 2020, with net decreases in interest rates more than offset by favorable PPP and other loan volumes. The 2021 loan yield was 4.83%, down 12 bps from first half 2020, largely from the significantly lower rate environment impacting yields on new, renewed and variable rate loans. Between the comparable six-month periods, interest income on non-loan earning assets combined was down $0.1 million to $6.7 million, impacted by a 55 bps decline in the yield (to 1.06%) in the lower rate environment, partially offset by higher average volumes (up 49%) from the significantly higher cash.
Average interest-bearing liabilities were $2.7 billion, an increase of $244 million (10%), primarily due to the significant increase in deposits from government stimulus activities and deposited PPP loan proceeds, though also partly due to the timing of the Advantage acquisition in August 2020. The mix of average interest-bearing liabilities was 88% core deposits, 10% brokered deposits and 2% other funding for first half 2021, compared to 81%, 10% and 9%, respectively, for first half 2020.
Interest expense decreased to $6.0 million for first half 2021, down $5.2 million compared to first half 2020, on higher volumes of average interest-bearing liabilities (up 10% to $2.7 billion) but at a lower overall cost of funds (down 46 bps to 0.44%). Interest expense on deposits decreased $4.1 million (43%) from first half 2020 given higher average interest-bearing deposit balances at a lower cost (down 44 bps to 0.40%) as product rate changes were made in the lower rate environment, and brokered deposits cost 24 bps less, largely from maturities of higher-costing term brokered funds procured during March-April 2020 under competitive conditions as part of previously discussed liquidity actions. Interest expense on other interest-bearing liabilities was down between the comparable first half periods, as interest expense on lower average balances (down $167 million) more than offset the higher rates (up 99 bps to 2.58%).
Provision for Credit Losses
The provision for credit losses decreased to $0.5 million for the six months ended June 30, 2021, compared to $6.0 million for the six months ended June 30, 2020. The provision for credit losses was significantly increased for most of 2020 given unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic, and the related credit stress on our customers, though tempered starting in late 2020 and continuing into first half 2021 as potential deterioration of loan quality metrics initially anticipated did not materialize.
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

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Trust services fee income	$1,906	$1,510	$396	26%	$3,681	$3,089	$592	19%
Brokerage fee income	2,991	2,269	722	32	5,784	4,591	1,193	26
Mortgage income, net	5,599	9,963	(4,364)	(44)	12,829	12,290	539	4
Service charges on deposit accounts	1,136	813	323	40	2,227	2,038	189	9
Card interchange income	2,266	1,637	629	38	4,193	3,199	994	31
BOLI income	559	540	19	4	1,086	1,243	(157)	(13)
Other income	1,529	1,487	42	3	2,601	2,008	593	30
Noninterest income without net gains	15,986	18,219	(2,233)	(12)	32,401	28,458	3,943	14
Asset gains (losses), net	4,192	(748)	4,940	N/M	4,903	(1,402)	6,305	N/M
Total noninterest income	$20,178	$17,471	$2,707	15%	$37,304	$27,056	$10,248	38%
Trust services fee income & Brokerage fee income combined	$4,897	$3,779	$1,118	30%	$9,465	$7,680	$1,785	23%
N/M means not meaningful.
Noninterest income was $37.3 million for first half 2021, an increase of $10.2 million (38%) compared to $27.1 million for the comparable period of 2020. Noninterest income excluding net asset gains (losses) grew $3.9 million (14%) between the comparable six-month periods, predominantly on higher wealth revenue (trust services and brokerage fee income combined) and card interchange income.
Trust services fee income and brokerage fee income combined were $9.5 million, up $1.8 million (23%) over first half 2020, consistent with the growth in accounts and assets under management.
Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $12.8 million, increased $0.5 million (4%) between the comparable six-month periods, predominantly from favorable changes in the fair value of the mortgage derivatives (up $0.5 million), higher sale gains and capitalized gains combined (up $0.1 million), and higher net servicing fees (up $0.5 million on the larger portfolio serviced for others), partially offset by an increase in MSR amortization (up $0.5 million ) and higher MSR asset impairment given faster paydown activity (up $0.1 million, with impairment of $0.5 million in first half 2021 compared to impairment of $0.4 million in first half 2020). See also “Lending-Related Commitments” and Note 7, “Goodwill and Other Intangibles and Mortgage Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.
Service charges on deposit accounts were up $0.2 million to $2.2 million for the six months ended June 30, 2021, mainly as we waived certain fees during 2020 to provide economic relief to our customers at the inception of the pandemic.
Card interchange income grew $1.0 million (31%) between the comparable first half periods due to higher volume and activity, as activity was tempered starting late in first quarter 2020 with the onset of the pandemic, as well as cautionary spending of consumers given the economic uncertainty.
BOLI income was down $0.2 million between the comparable six-month periods, attributable to BOLI death benefits received in first half 2020, partly offset by income on higher average balances from $3 million BOLI acquired with Advantage in August 2020.
Other income of $2.6 million for the six months ended June 30, 2021 was up $0.6 million from the comparable 2020 period, largely due to the change in fair value of nonqualified deferred compensation plan assets from the significant market decline at the onset of the pandemic (from a negative position at June 30, 2020 to a positive position at June 30, 2021). See also “Noninterest Expense” for discussion on the offsetting fair value change to the nonqualified deferred compensation plan liabilities.
Net asset gains of $4.9 million in first half 2021 were primarily attributable to favorable fair value marks on equity securities (including $3.5 million from the second quarter 2021 initial public offering of an equity investment), compared to net asset losses of $1.4 million in first half 2020.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Personnel	$17,084	$14,482	$2,602	18%	$32,200	$27,805	$4,395	16%
Occupancy, equipment and office	4,053	4,361	(308)	(7)	8,190	8,565	(375)	(4)
Business development and marketing	1,210	2,514	(1,304)	(52)	2,199	3,873	(1,674)	(43)
Data processing	2,811	2,399	412	17	5,469	4,962	507	10
Intangibles amortization	790	880	(90)	(10)	1,642	1,873	(231)	(12)
FDIC assessments	480	—	480	N/M	1,075	—	1,075	N/M
Other expense	4,319	3,177	1,142	36	6,053	4,589	1,464	32
Total noninterest expense	$30,747	$27,813	$2,934	11%	$56,828	$51,667	$5,161	10%
Non-personnel expenses	$13,663	$13,331	$332	2%	$24,628	$23,862	$766	3%
Average full-time equivalent (“FTE”) employees	570	570	—	—%	564	575	(11)	(2)%
N/M means not meaningful.

Noninterest expense was $56.8 million, an increase of $5.2 million (10%) over first half 2020. Personnel costs increased $4.4 million (16%), while non-personnel expenses combined increased $0.8 million (3%) compared to first half 2020.
Personnel expense was $32.2 million for the six months ended June 30, 2021, an increase of $4.4 million from the comparable period in 2020. The increase in personnel was largely due to higher equity and other incentives commensurate with the strong earnings for first half 2021, as well as a 5% increase in salaries from merit increases between the periods. Personnel expense was also impacted by the change in the fair value of nonqualified deferred compensation plan liabilities from the significant market decline at the onset of the pandemic (from a negative position at June 30, 2020 to a positive position at June 30, 2021). See also “Noninterest Income” for discussion on the offsetting fair value change to the nonqualified deferred compensation plan assets.
Occupancy, equipment and office expense was $8.2 million for first half 2021, down $0.4 million (4%) compared to first half 2020, as second quarter 2020 included $0.5 million of accelerated depreciation and write-offs related to branch closures, while 2021 included higher expense for software and technology to drive operational efficiency, enhance products or services.
Business development and marketing expense was $2.2 million, down $1.7 million (43%), between the comparable six-month periods, largely due to the $1.25 million micro-grant program in second quarter 2020 (which provided funds directly to customers who otherwise qualified for small PPP loans of less than $5,000, as a more cost beneficial result for the customer), as well as lower marketing costs from differences in the timing and extent of donations, marketing campaigns, promotions, and media.
Data processing expense was $5.5 million, up $0.5 million (10%) between the comparable six-month periods, mostly due to volume-based increases in core processing charges.
Intangibles amortization decreased $0.2 million between the comparable first half periods mainly from declining amortization on the aging intangibles of previous acquisitions, partly offset by amortization from the new intangibles of the August 2020 Advantage acquisition.
FDIC assessments increased to $1.1 million for first half 2021 as the small bank assessment credits were fully utilized during third quarter 2020 and also reflecting the higher assessment base.
Other expense was $6.1 million, up $1.5 million (32%) between the comparable first half periods, mostly due to higher professional costs related to the recently announced acquisitions of Mackinac and County, as well as the new subordinated notes issuance. In addition, 2021 included a $2.1 million contract termination charge, while 2020 included $1.0 million of lease termination charges related to branch closures and $0.5 million to terminate the Commerce merger agreement.
Income Taxes
Income tax expense was $12.7 million (effective tax rate of 25.75%) for first half 2021, compared to $7.9 million (effective tax rate of 24.56%) for the comparable period of 2020. The lower effective tax rate for 2020 was due to the favorable tax treatment of the BOLI death benefit proceeds and higher tax benefit on stock-based compensation.

Income Statement Analysis – Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020
Net income was $18.3 million for the three months ended June 30, 2021, an increase of $4.8 million (36%) from $13.5 million for the three months ended June 30, 2020. Earnings per diluted common share was $1.77 for second quarter 2021, compared to $1.28 for second quarter 2020.
Tax-equivalent net interest income was $35.8 million for second quarter 2021, comprised of net interest income of $35.6 million ($4.1 million or 13% over second quarter 2020), and a tax-equivalent adjustment of $0.2 million (essentially unchanged from second quarter 2020). Tax-equivalent interest income increased $1.4 million between the second quarter periods, with $0.8 million from stronger volumes (led by average loans which grew $45 million or 2% over second quarter 2020, mostly from organic loan growth and the loans acquired with Advantage, net of PPP loan forgiveness, as well as the continued increase in cash, up $99 million to represent 17% of interest-earning assets for second quarter 2021 compared to 15% for second quarter 2020) and $0.6 million from higher yields. Interest expense decreased $2.7 million from second quarter 2020, as the impact of the lower interest rate environment more than offset the higher average deposit balances. For additional information regarding average balances, net interest income and net interest margin, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”
The net interest margin for second quarter 2021 was 3.45%, up from 3.21% for second quarter 2020, influenced by the changing balance sheet mix with higher levels of low-earning cash. The yield on interest-earning assets of 3.72% declined 4 bps from second quarter 2020. The yield on loans excluding PPP loans was 4.50%, 46 bps lower than second quarter 2020 mostly attributable to the impact of the lower interest rate environment on variable loans offset partly by floors and the mix of fixed rate loans. The cost of funds of 0.41% declined 38 bps between the comparable quarters as deposit costs were adjusted down in the lower interest rate environment, and second quarter 2020 was also influenced by the the inclusion of PPPLF funds costing 35 bps.
Provision for credit losses declined to zero for second quarter 2021, compared to provision for credit losses of $3.0 million for second quarter 2020 given the vastly different economic conditions between the second quarter periods. The 2020 provision reflected the unknown magnitude of the evolving impact of credit stress on our customers arising from pandemic-based business disruptions and other recessionary conditions, while the 2021 provision evidences that this anticipated credit stress did not materialize as net charge-offs remain negligible (at 0.01% for both second quarter 2021 and 2020) and asset quality metrics continue to improve. For additional information regarding the allowance for credit losses-loans and asset quality, see “BALANCE SHEET ANALYSIS — Allowance for Credit Losses - Loans” and “BALANCE SHEET ANALYSIS — Nonperforming Assets.”
Noninterest income was $20.2 million for second quarter 2021, an increase of $2.7 million (15%) from second quarter 2020. Noninterest income excluding net asset gains (losses) was down $2.2 million (12%) between the comparable second quarter periods, predominantly on lower net mortgage income. Net mortgage income of $5.6 million for second quarter 2021 was down $4.4 million (44%) from second quarter 2020 mostly due to lower sale gains and capitalized gains combined (down 4.3 million or 46%, commensurate with the lower volumes sold into the secondary market), a larger servicing portfolio (including $0.2 million higher servicing income, offset by $0.2 million higher amortization), a $0.3 million unfavorable change in the fair value of the mortgage derivatives, and $0.2 million lower MSR asset impairment given slower refinance activity. Trust services fee income and brokerage fee income combined was up $1.1 million (30%), consistent with the growth in assets under management. Service charges on deposit accounts grew $0.3 million to $1.1 million for second quarter 2021, mainly as we waived certain fees during second quarter 2020 to provide economic relief to our customers at the inception of the pandemic. Card interchange income grew $0.6 million (38%) due to higher volume and activity. Net asset gains of $4.2 million in second quarter 2021 were primarily attributable to favorable fair value marks on equity securities (including $3.5 million from the second quarter 2021 initial public offering of an equity investment), compared to net asset losses of $0.7 million in second quarter 2020. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”
Noninterest expense was $30.7 million for second quarter 2021, an increase of $2.9 million (11%) from second quarter 2020, including a $2.6 million increase in personnel expense and a $0.3 million increase in non-personnel expenses. Personnel expense increased $2.6 million (18%), largely due to higher equity and other incentives commensurate with the strong earnings, as well as higher salaries from merit increases between the periods. Occupancy, equipment, and office of $4.1 million was down $0.3 million (7%), as second quarter 2020 included $0.5 million of accelerated depreciation and write-offs related to branch closures, while 2021 included higher expense for software and technology to drive operational efficiency, enhance products or services. Business development and marketing of $1.2 million decreased $1.3 million (52%) versus second quarter 2020 largely due to $1.25 million for the micro-grant program in second quarter 2020. Data processing expense was $2.8 million, up $0.4 million (17%) between the comparable second quarter periods, mostly due to volume-based increases in core processing charges. FDIC assessments increased to $0.5 million for second quarter 2021 as the small bank assessment credits were fully utilized during third quarter 2020 and also reflecting the higher assessment base. Other expense was $4.3 million, up

$1.1 million (36%) between the comparable second quarter periods, mostly due to higher professional costs related to the recently announced acquisitions of Mackinac and County, as well as the new subordinated notes issuance. In addition, second quarter 2021 included a $2.1 million contract termination charge, while second quarter 2020 included $1.0 million of lease termination charges related to branch closures and $0.5 million to terminate the Commerce merger agreement. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”
Income tax expense for second quarter 2021 was $6.7 million, with an effective tax rate of 26.87%, compared to income tax expense of $4.6 million and an effective tax rate of 25.21% for second quarter 2020.

BALANCE SHEET ANALYSIS
At June 30, 2021, period end assets were $4.6 billion, up $36 million (1%) from December 31, 2020, with a slight shift in composition. The shift in assets from year-end 2020 included a $31 million increase in loans (comprised of a $36 million net reduction in PPP loans, and a $67 million increase in all other loans, mostly commercial), and a $23 million increase in securities AFS, offset by a reduction in cash and cash equivalents (down $10 million to $792 million). Total deposits of $3.9 billion at June 30, 2021, were up $29 million from December 31, 2020, including an increase of $103 million in customer core deposits, partly offset by a decrease of $75 million in brokered deposits. Total stockholders’ equity was $559 million, an increase of $20 million from December 31, 2020, primarily from earnings, exceeding stock repurchases and negative net fair value investment changes.
Compared to June 30, 2020, assets were $4.6 billion, up $46 million (1%) from June 30, 2020. Cash and cash equivalents decreased $30 million (4%) to $792 million at June 30, 2021, and represented 17% of total assets (compared to 18% of total assets at June 30, 2020). Total loans were minimally changed at $2.8 billion (as the net reduction in PPP loans of $179 million, mirrored growth of $178 million in the rest of the loan portfolio) and securities AFS increased $51 million (10%). On the funding side, deposits increased $0.4 billion (11%) over June 30, 2020, while total borrowings decreased $373 million due to the early repayment of PPPLF funding given the strong core deposit base. Also contributing to the increase since June 30, 2020 was the acquisition of Advantage in August 2020, which added $172 million in assets, $88 million in loans and $141 million of deposits at acquisition. Stockholders’ equity increased $27 million from June 30, 2020, primarily due to net income, partially offset by stock repurchases over the year and negative net fair value investment changes.

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
Nicolet services a diverse customer base throughout northeastern and central Wisconsin and in Menominee, Michigan. The Company concentrates on originating loans in its local markets and assisting its current loan customers. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2021, no significant industry concentrations existed in Nicolet’s portfolio in excess of 10% of total loans.
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

Table 6: Period End Loan Composition

	June 30, 2021		December 31, 2020		June 30, 2020
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$736,169	26%	$750,718	27%	$729,264	26%
PPP loans	150,287	5	186,016	7	329,157	12
Owner-occupied CRE	520,299	18	521,300	19	495,722	17
Agricultural	110,664	4	109,629	4	99,020	3
Commercial	1,517,419	53	1,567,663	57	1,653,163	58
CRE investment	505,588	18	460,721	16	447,900	16
Construction & land development	140,588	5	131,283	5	107,277	4
Commercial real estate	646,176	23	592,004	21	555,177	20
Commercial-based loans	2,163,595	76	2,159,667	78	2,208,340	78
Residential construction	46,646	2	41,707	1	51,332	2
Residential first mortgage	471,354	17	444,155	16	417,694	15
Residential junior mortgage	104,218	4	111,877	4	114,323	4
Residential real estate	622,218	23	597,739	21	583,349	21
Retail & other	34,518	1	31,695	1	29,812	1
Retail-based loans	656,736	24	629,434	22	613,161	22
Total loans	$2,820,331	100%	$2,789,101	100%	$2,821,501	100%
Total loans ex. PPP loans	$2,670,044	95%	$2,603,085	93%	$2,492,344	88%
Broadly, the loan portfolio at June 30, 2021, was 76% commercial-based and 24% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. PPP loans, however, initially added during second quarter 2020, are fully guaranteed by the SBA, warranting no credit loss provisions.
Commercial-based loans of $2.2 billion increased $4 million since December 31, 2020, including a $36 million decrease in the net carrying value of PPP loans (including an additional $160 million from the latest round of PPP loans, more than offset by approximately $195 million of PPP loan forgiveness) and growth of $40 million in the remainder of the commercial-based loan portfolio. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and represented 26% of the total portfolio at June 30, 2021.
Residential real estate loans of $622 million grew $24 million (4%) from year-end 2020, to represent 23% of total loans at June 30, 2021. Residential first mortgage loans include conventional first-lien home mortgages, while residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. Nicolet’s mortgage loans are typically of high quality and have historically had low net charge-off rates.
Retail and other loans were minimally changed from year-end 2020, and represented approximately 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate.

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
At June 30, 2021, the ACL-Loans was $32.6 million (representing 1.15% of period end loans and 1.22% of period end loans excluding PPP loans) compared to $32.2 million at December 31, 2020 and $29.1 million at June 30, 2020. The change in the ACL-Loans from year-end 2020 was due to the $0.5 million provision for credit losses recognized and negligible net charge-offs (0.01% of average loans, annualized), while the increase from June 30, 2020 was largely due to the higher provision for credit losses in 2020 given the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic. The components of the ACL-Loans are detailed further in Table 7 below.
Table 7: Allowance for Credit Losses - Loans

	Six Months Ended		Year Ended
(in thousands)	June 30, 2021	June 30, 2020	December 31, 2020
ACL-Loans:
Balance at beginning of period	$32,173	$13,972	$13,972
Adoption of CECL	—	8,488	8,488
Initial PCD ACL	—	797	797
Total impact for adoption of CECL	—	9,285	9,285
Provision for credit losses	500	6,000	10,300
Charge-offs	(329)	(216)	(1,689)
Recoveries	217	89	305
Net (charge-offs) recoveries	(112)	(127)	(1,384)
Balance at end of period	$32,561	$29,130	$32,173
Net loan (charge-offs) recoveries:
Commercial & industrial	$(36)	$(37)	$(692)
Owner-occupied CRE	—	—	(449)
Agricultural	(48)	—	—
CRE investment	(2)	(20)	(190)
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	12	4	9
Residential junior mortgage	3	15	67
Retail & other	(41)	(89)	(129)
Total net (charge-offs) recoveries	$(112)	$(127)	$(1,384)
Ratios:
ACL-Loans to total loans	1.15%	1.03%	1.15%
ACL-Loans to total loans ex. PPP loans	1.22%	1.17%	1.24%
Net charge-offs to average loans, annualized	0.01%	0.01%	0.05%
Net charge-offs to average loans ex. PPP loans, annualized	0.01%	0.01%	0.05%

Nonperforming Assets
As part of its overall credit risk management process, management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized. Management continues to actively work with customers and monitor credit risk from the ongoing economic disruptions surrounding the COVID-19 pandemic. Since the pandemic started, approximately 1,000 loans were provided temporary payment modifications, and as of June 30, 2021, only 1 loan remains under temporary payment modification structure. In addition, at June 30, 2021, 12 loans with a current balance of $7 million have been classified as troubled debt restructurings (included in Table 8 below), with $4 million reflected as performing troubled debt restructurings and the remainder in nonaccrual). See also Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for further disclosures on credit quality. For additional information see also “BALANCE SHEET ANALYSIS – Loans” and “BALANCE SHEET ANALYSIS – Allowance for Credit Losses-Loans.”
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”). At June 30, 2021, nonperforming assets were $10 million, comprised of $7 million of nonaccrual loans and $3 million of OREO, and represented 0.21% of total assets, compared to $13 million or 0.29% of total assets at December 31, 2020.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $13 million (0.4% of loans) and $21 million (0.7% of loans) at June 30, 2021 and December 31, 2020, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 8: Nonperforming Assets

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Nonperforming loans:
Commercial & industrial	$1,110	$2,646	$4,142
Owner-occupied CRE	1,625	1,869	3,005
Agricultural	1,820	1,830	1,711
Commercial	4,555	6,345	8,858
CRE investment	743	1,488	975
Construction & land development	326	327	533
Commercial real estate	1,069	1,815	1,508
Commercial-based loans	5,624	8,160	10,366
Residential construction	—	—	—
Residential first mortgage	1,135	823	1,067
Residential junior mortgage	113	384	565
Residential real estate	1,248	1,207	1,632
Retail & other	60	88	—
Retail-based loans	1,308	1,295	1,632
Total nonaccrual loans	6,932	9,455	11,998
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$6,932	$9,455	$11,998
Nonaccrual loans (included above) covered by SBA guarantee	$1,201	$1,265	$735
OREO:
Commercial real estate owned	$—	$—	$—
Residential real estate owned	—	—	—
Bank property real estate owned	2,895	3,608	1,000
Total OREO	2,895	3,608	1,000
Total nonperforming assets	$9,827	$13,063	$12,998
Performing troubled debt restructurings	$3,879	$2,120	$—
Ratios:
Nonperforming loans to total loans	0.25%	0.34%	0.43%
Nonperforming assets to total loans plus OREO	0.35%	0.47%	0.46%
Nonperforming assets to total assets	0.21%	0.29%	0.29%
ACL-Loans to nonperforming loans	470%	340%	243%

Deposits
Deposits represent Nicolet’s largest source of funds. The deposit levels have been heavily influenced by the ongoing economic uncertainty, government stimulus payments and other directives related to the pandemic, which reduced spending and increased liquidity of consumers and businesses, as well as by PPP loan proceeds retained on deposit by corporate borrowers. The deposit composition is presented in Table 9 below.
Total deposits of $3.9 billion at June 30, 2021, increased $29 million (1%) from December 31, 2020. Core customer deposits increased $103 million, aided in part by additional government stimulus payments and new PPP funds on deposit, while brokered deposits decreased $75 million, as brokered deposits matured without renewal given our liquid position.
Compared to June 30, 2020, total deposits increased $0.4 billion (11%), largely due to an increase in customer core deposits, partly offset by a $96 million reduction in brokered deposits. The increase in total deposits since June 30, 2020 was largely due to the liquidity objectives of consumers and businesses in very uncertain times noted above. Also contributing to the increase in deposits from June 30, 2020, was the acquisition of Advantage in August 2020, which added $141 million of deposits at acquisition.

Table 9: Period End Deposit Composition

	June 30, 2021		December 31, 2020		June 30, 2020
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,324,994	34%	$1,212,787	31%	$1,087,884	31%
Money market and interest-bearing demand	1,512,753	38%	1,551,325	40%	1,350,009	38%
Savings	599,461	15%	521,814	13%	414,110	12%
Time	501,814	13%	624,473	16%	685,802	19%
Total deposits	$3,939,022	100%	$3,910,399	100%	$3,537,805	100%
Brokered transaction accounts	$34,067	1%	$46,340	1%	$38,883	1%
Brokered and listed time deposits	216,273	5%	278,521	7%	307,503	9%
Total brokered deposits	$250,340	6%	$324,861	8%	$346,386	10%
Customer transaction accounts	$3,403,141	87%	$3,239,586	83%	$2,813,120	79%
Customer time deposits	285,541	7%	345,952	9%	378,299	11%
Total customer deposits (core)	$3,688,682	94%	$3,585,538	92%	$3,191,419	90%

Lending-Related Commitments
As of June 30, 2021 and December 31, 2020, Nicolet had the following off-balance sheet lending-related commitments.
Table 10: Commitments

(in thousands)	June 30, 2021	December 31, 2020
Commitments to extend credit	$985,380	$950,287
Financial standby letters of credit	8,330	8,241
Performance standby letters of credit	7,441	8,366
Interest rate lock commitments to originate residential mortgage loans held for sale (included above in commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and represented $63 million and $1 million, respectively, at June 30, 2021. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale represented $113 million and $20 million, respectively, at December 31, 2020. The net fair value of these mortgage derivatives combined was a gain of $157,000 at June 30, 2021 compared to a loss of $244,000 at December 31, 2020.

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
Given the stable core customer deposit base, fairly consistent patterns of activity in the core deposit base (including extra growth in core deposits during the pandemic as previously discussed), and the minimal use of capacity available in numerous non-core funding sources, Nicolet’s liquidity levels and resources have been sufficient to fund loans, accommodate deposit trends and cycles, and to meet other cash needs as necessary. At the onset of the pandemic, but prior to the announcement of government stimulus, management initiated preparatory actions to increase on-balance sheet liquidity to ensure we could meet customer needs. These actions proved later to not be necessary, leading us to reduce non-deposit funding. In addition to this on-balance sheet liquidity build, remaining liquidity facilities continue to provide capacity and flexibility in an uncertain time.
Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of additional brokered deposits or other wholesale funding. All securities AFS and equity securities (included in other investments) are reported at fair value on the consolidated balance sheet. At June 30, 2021, approximately 23% of the $562 million securities AFS portfolio was pledged to secure public deposits, as applicable, and for other purposes as required by law. Additional funding sources at June 30, 2021, consist of $175 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $206 million, and borrowing capacity in the brokered deposit market.
In consideration of the funds availability for the Bank and the current high levels of cash in a very low interest rate environment, management has taken prudent pricing actions on deposits and loans, as well as actions to reduce non-deposit funding. Brokered deposits have matured without renewal and selected FHLB advances were repaid early.

Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, debt service requirements, and when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. At June 30, 2021, the Parent Company had $53 million in cash. Additional cash sources, among others, available to the Parent Company include its $10 million available and unused line of credit, and access to the public or private markets to issue new equity, subordinated notes or other debt. Subsequent to quarter end, on July 7, 2021, Nicolet completed the private placement of $100 million in fixed-to-floating rate subordinated notes (the “Notes”) due in 2031. (See Note 8, “Short and Long-Term Borrowings” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional information on the new Notes). Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company.
Cash and cash equivalents at June 30, 2021 and December 31, 2020 were $792 million and $803 million, respectively. The decrease in cash and cash equivalents since year-end 2020 included $43 million net cash provided by operating activities (mostly earnings), $58 million net cash used by investing activities (primarily to fund loan growth, mostly PPP loans, and net investment purchases), and $4 million net cash provided by financing activities (with brokered deposit maturities, more than offset by core deposit growth, including additional government stimulus). Management believes its liquidity resources were sufficient as of June 30, 2021 to fund loans, accommodate deposit cycles and trends, and to meet other cash needs as necessary in these unsettled times.

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
Among other scenarios, Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned earlier and reflect the changed interest rate environment, partly in response to the pandemic. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at June 30, 2021 and December 31, 2020, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 11 below. The results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps and given the relatively short nature of the Company’s balance sheet, reflect a largely unchanged risk position as expected.
Table 11: Interest Rate Sensitivity

	June 30, 2021	December 31, 2020
200 bps decrease in interest rates	(0.4)%	(0.8)%
100 bps decrease in interest rates	(0.4)%	(0.8)%
100 bps increase in interest rates	2.3%	4.0%
200 bps increase in interest rates	4.6%	8.1%
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

Capital
Management regularly reviews the adequacy of its capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The capital position and strategies are actively reviewed in light of perceived business risks associated with current and prospective earning levels, liquidity, asset quality, economic conditions in the markets served, and level of returns available to shareholders. Management intends to maintain an optimal capital and leverage mix for growth and shareholder return. For details on the change in capital see “BALANCE SHEET ANALYSIS.”
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At June 30, 2021, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.
Table 12: Capital

	At or for the Six Months Ended	At or for the Year Ended
($ in thousands)	June 30, 2021	December 31, 2020
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$16,555	$40,544
Common stock repurchased during the period (full shares)	214,304	646,748
Company Risk-Based Capital:
Total risk-based capital	$432,231	$406,325
Tier 1 risk-based capital	410,683	385,068
Common equity Tier 1 capital	386,538	361,162
Total capital ratio	13.4%	12.9%
Tier 1 capital ratio	12.7%	12.2%
Common equity tier 1 capital ratio	12.0%	11.4%
Tier 1 leverage ratio	9.4%	9.0%
Bank Risk-Based Capital:
Total risk-based capital	$367,804	$351,081
Tier 1 risk-based capital	346,256	329,824
Common equity Tier 1 capital	346,256	329,824
Total capital ratio	11.4%	11.2%
Tier 1 capital ratio	10.8%	10.5%
Common equity tier 1 capital ratio	10.8%	10.5%
Tier 1 leverage ratio	8.0%	7.8%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. During first half 2021, $16.6 million was utilized to repurchase and cancel 214,304 shares of common stock, at an average per share cost of $77.25, pursuant to our common stock repurchase program. On May 18, 2021, Nicolet’s board authorized an increase to the program of $20 million or up to 250,000 shares of common stock. As a result, at June 30, 2021, there remained $23.9 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Following are Nicolet’s monthly common stock purchases during the second quarter of 2021.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
April 1 – April 30, 2021	48,918	$78.90	48,712	446,600
May 1 – May 31, 2021	108,706	$79.21	108,706	587,900
June 1 – June 30, 2021	—	$—	—	587,900
Total	157,624	$79.12	157,418	587,900
(a)During second quarter 2021, the Company repurchased 206 common shares for minimum tax withholding settlements on restricted stock and no common shares were repurchased to satisfy the exercise price and / or tax withholding requirements of stock options. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors' authorization.
(b)During second quarter 2021, Nicolet utilized $12.5 million to repurchase and cancel approximately 157,400 shares of common stock pursuant to our common stock repurchase program. On May 18, 2021, Nicolet’s board authorized an increase to the program of $20 million or up to 250,000 shares of common stock. As a result, at June 30, 2021, approximately $23.9 million remained available under this common stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit Number	Description
2.1	Agreement and Plan of Merger Between Nicolet Bankshares, Inc. and Mackinac Financial Corporation, dated April 12, 2021 (1)
2.2	Agreement and Plan of Merger Between Nicolet Bankshares, Inc. and County Bancorp, Inc., dated June 22, 2021 (2)
10.1	Employment Agreement, dated June 7, 2021, by and among the Registrant, Nicolet National Bank and H. Phillip Moore, Jr. (3)
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	The XBRL Instance Document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document (4)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Incorporated by reference to the exhibit of the same number in the Registrant’s Current Report on Form 8-K filed on April 12, 2021.
(2) Incorporated by reference to Exhibit 2.1 in the Registrant’s Current Report on Form 8-K filed on June 22, 2021.
(3) Incorporated by reference to the exhibit of the same number in the Registrant’s Current Report on Form 8-K filed on June 9, 2021.
(4) Includes the following financial information included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

July 30, 2021	/s/ Michael E. Daniels
Michael E. Daniels
President and Chief Executive Officer

July 30, 2021	/s/ H. Phillip Moore, Jr.
H. Phillip Moore, Jr.
Chief Financial Officer