Form 10-Q
period 2021-09-30
NICOLET BANKSHARES INC
filed 2021-10-29
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2021 there were 11,953,925 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
September 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$217,608	$88,460
Interest-earning deposits	1,132,997	714,399
Cash and cash equivalents	1,350,605	802,859
Certificates of deposit in other banks	24,079	29,521
Securities available for sale (“AFS”), at fair value	715,942	539,337
Securities held to maturity (“HTM”), at amortized cost	49,063	—
Other investments	38,602	27,619
Loans held for sale	16,784	21,450
Other assets held for sale	177,627	—
Loans	3,533,198	2,789,101
Allowance for credit losses - loans (“ACL-Loans”)	(38,399)	(32,173)
Loans, net	3,494,799	2,756,928
Premises and equipment, net	83,513	59,944
Bank owned life insurance (“BOLI”)	100,690	83,262
Goodwill and other intangibles, net	269,954	175,353
Accrued interest receivable and other assets	86,162	55,516
Total assets	$6,407,820	$4,551,789

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$1,852,119	$1,212,787
Interest-bearing deposits	3,576,655	2,697,612
Total deposits	5,428,774	3,910,399
Long-term borrowings	144,233	53,869
Other liabilities held for sale	47,496	—
Accrued interest payable and other liabilities	58,039	48,332
Total liabilities	5,678,542	4,012,600

Stockholders’ Equity:
Common stock	120	100
Additional paid-in capital	425,367	273,390
Retained earnings	297,299	252,952
Accumulated other comprehensive income (loss)	6,492	12,747
Total stockholders’ equity	729,278	539,189
Total liabilities and stockholders’ equity	$6,407,820	$4,551,789

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	11,952,438	10,011,342
Common shares issued	11,975,002	10,030,267
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Loans, including loan fees	$35,294	$34,047	$104,267	$101,591
Investment securities:
Taxable	2,061	2,001	5,935	6,115
Tax-exempt	517	542	1,582	1,542
Other interest income	869	680	2,140	1,917
Total interest income	38,741	37,270	113,924	111,165
Interest expense:
Deposits	2,444	3,784	7,799	13,196
Short-term borrowings	—	—	—	65
Long-term borrowings	1,113	926	1,729	2,584
Total interest expense	3,557	4,710	9,528	15,845
Net interest income	35,184	32,560	104,396	95,320
Provision for credit losses	6,000	3,000	6,500	9,000
Net interest income after provision for credit losses	29,184	29,560	97,896	86,320
Noninterest income:
Trust services fee income	2,043	1,628	5,724	4,717
Brokerage fee income	3,154	2,489	8,938	7,080
Mortgage income, net	4,808	9,675	17,637	21,965
Service charges on deposit accounts	1,314	1,037	3,541	3,075
Card interchange income	2,299	1,877	6,492	5,076
BOLI income	572	531	1,658	1,774
Asset gains (losses), net	(1,187)	217	3,716	(1,185)
Other income	993	1,237	3,594	3,245
Total noninterest income	13,996	18,691	51,300	45,747
Noninterest expense:
Personnel	16,927	14,072	49,127	41,877
Occupancy, equipment and office	5,749	4,051	13,939	12,616
Business development and marketing	1,654	810	3,853	4,683
Data processing	2,939	2,612	8,408	7,574
Intangibles amortization	758	834	2,400	2,707
FDIC assessments	480	347	1,555	347
Merger-related expense	2,793	151	3,449	853
Other expense	1,761	808	7,158	4,695
Total noninterest expense	33,061	23,685	89,889	75,352
Income before income tax expense	10,119	24,566	59,307	56,715
Income tax expense	2,295	6,434	14,960	14,331
Net income	7,824	18,132	44,347	42,384
Less: Net income attributable to noncontrolling interest	—	30	—	249
Net income attributable to Nicolet Bankshares, Inc.	$7,824	$18,102	$44,347	$42,135
Earnings per common share:
Basic	$0.75	$1.75	$4.39	$4.04
Diluted	$0.73	$1.72	$4.22	$3.97
Weighted average common shares outstanding:
Basic	10,391,896	10,348,862	10,098,492	10,426,228
Diluted	10,775,591	10,498,552	10,503,163	10,604,732
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$7,824	$18,132	$44,347	$42,384
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	(3,074)	394	(8,581)	12,708
Net realized (gains) losses included in income	13	(151)	13	(315)
Income tax (expense) benefit	827	(66)	2,313	(3,346)
Total other comprehensive income (loss)	(2,234)	177	(6,255)	9,047
Comprehensive income	$5,590	$18,309	$38,092	$51,431
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Nicolet Bankshares, Inc. Stockholders’ Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balances at June 30, 2021	$98	$261,096	$289,475	$8,726	$—	$559,395
Comprehensive income:
Net income, three months ended September 30, 2021	—	—	7,824	—	—	7,824
Other comprehensive income (loss)	—	—	—	(2,234)	—	(2,234)
Issuance of common stock in acquisition	23	179,411	—	—	—	179,434
Stock-based compensation expense	—	1,826	—	—	—	1,826
Exercise of stock options, net	1	160	—	—	—	161
Issuance of common stock	—	163	—	—	—	163
Purchase and retirement of common stock	(2)	(17,289)	—	—	—	(17,291)
Balances at September 30, 2021	$120	$425,367	$297,299	$6,492	$—	$729,278
Balances at June 30, 2020	$104	$301,778	$216,863	$13,288	$820	$532,853
Comprehensive income:
Net income, three months ended September 30, 2020	—	—	18,102	—	30	18,132
Other comprehensive income (loss)	—	—	—	177	—	177
Stock-based compensation expense	—	1,260	—	—	—	1,260
Exercise of stock options, net	—	94	—	—	—	94
Issuance of common stock	—	148	—	—	—	148
Purchase and retirement of common stock	(2)	(13,744)	—	—	—	(13,746)
Distribution to noncontrolling interest	—	—	—	—	(49)	(49)
Balances at September 30, 2020	$102	$289,536	$234,965	$13,465	$801	$538,869
Balances at December 31, 2020	$100	$273,390	$252,952	$12,747	$—	$539,189
Comprehensive income:
Net income, nine months ended September 30, 2021	—	—	44,347	—	—	44,347
Other comprehensive income (loss)	—	—	—	(6,255)	—	(6,255)
Issuance of common stock in acquisition	23	179,411	—	—	—	179,434
Stock-based compensation expense	—	5,222	—	—	—	5,222
Exercise of stock options, net	1	1,385	—	—	—	1,386
Issuance of common stock	—	395	—	—	—	395
Purchase and retirement of common stock	(4)	(34,436)	—	—	—	(34,440)
Balances at September 30, 2021	$120	$425,367	$297,299	$6,492	$—	$729,278
Balances at December 31, 2019	$106	$312,733	$199,005	$4,418	$728	$516,990
Comprehensive income:
Net income, nine months ended September 30, 2020	—	—	42,135	—	249	42,384
Other comprehensive income (loss)	—	—	—	9,047	—	9,047
Stock-based compensation expense	—	4,216	—	—	—	4,216
Exercise of stock options, net	—	1,048	—	—	—	1,048
Issuance of common stock	—	482	—	—	—	482
Purchase and retirement of common stock	(4)	(28,943)	—	—	—	(28,947)
Distribution to noncontrolling interest	—	—	—	—	(176)	(176)
Adoption of new accounting pronouncement	—	—	(6,175)	—	—	(6,175)
Balances at September 30, 2020	$102	$289,536	$234,965	$13,465	$801	$538,869
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income	$44,347	$42,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	9,301	7,564
Provision for credit losses	6,500	9,000
Increase in cash surrender value of life insurance	(1,658)	(1,647)
Stock-based compensation expense	5,222	4,216
Asset (gains) losses, net	(3,716)	1,185
Gain on sale of loans held for sale, net	(16,289)	(22,217)
Net change due to:
Proceeds from sale of loans held for sale	503,405	663,466
Origination of loans held for sale	(485,641)	(650,660)
Accrued interest receivable and other assets	(6,721)	4,781
Accrued interest payable and other liabilities	(2,488)	6,200
Net cash provided by (used in) operating activities	52,262	64,272
Cash Flows From Investing Activities:
Net (increase) decrease in loans	10,406	(244,751)
Net (increase) decrease in certificates of deposit in other banks	8,561	5,719
Purchases of securities AFS	(214,343)	(128,661)
Purchases of securities HTM	(20,996)	—
Proceeds from sales of securities AFS	15,975	14,864
Proceeds from calls and maturities of securities AFS	81,681	69,568
Purchases of other investments	(4,787)	(3,815)
Proceeds from sales of other investments	1,534	—
Proceeds from redemption of BOLI	—	245
Net (increase) decrease in premises and equipment	(6,894)	(9,708)
Net (increase) decrease in other real estate and other assets	1,046	—
Net cash (paid) received in business combination	394,868	(21,820)
Net cash provided by (used in) investing activities	267,051	(318,359)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	199,698	617,373
Proceeds from long-term borrowings	103,953	367,841
Repayments of long-term borrowings	(42,559)	(32,029)
Purchase and retirement of common stock	(34,440)	(28,947)
Proceeds from issuance of common stock	395	482
Proceeds from exercise of stock options	1,386	1,048
Distribution to noncontrolling interest	—	(176)
Net cash provided by (used in) financing activities	228,433	925,592
Net increase (decrease) in cash and cash equivalents	547,746	671,505
Cash and cash equivalents:
Beginning	802,859	182,059
Ending *	$1,350,605	$853,564
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,320	$18,130
Cash paid for taxes	24,116	16,353
Transfer of loans and bank premises to other real estate owned	302	—
Capitalized mortgage servicing rights	3,191	4,038
Acquisitions:
Fair value of assets acquired	$1,544,518	$—
Fair value of liabilities assumed	1,407,605	—
Net assets acquired	136,913	—
* Cash and cash equivalents at both September 30, 2021 and September 30, 2020, include restricted cash of $1.9 million pledged as collateral on interest rate swaps and no reserve balance was required with the Federal Reserve Bank.
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

Reclassifications
Certain amounts in the 2020 consolidated financial statements have been reclassified to conform to the 2021 presentation. These reclassifications were not material and did not impact previously reported net income or comprehensive income.

Note 2 – Acquisitions
Completed Acquisitions:
Advantage Community Bancshares, Inc. (“Advantage”): On August 21, 2020, Nicolet completed its merger with Advantage, pursuant to the terms of the definitive merger agreement dated March 2, 2020, whereby Advantage merged with and into Nicolet, and Advantage Community Bank, the wholly owned bank subsidiary of Advantage, was merged with and into Nicolet National Bank (the “Bank”). Advantage’s four branches in Dorchester, Edgar, Mosinee, and Wausau opened as Nicolet National Bank branches on August 24, 2020, expanding our presence in Central Wisconsin and the Wausau area. Due to the small size of the transaction, terms of the all-cash deal were not disclosed.

Upon consummation, Advantage added total assets of approximately $172 million (representing approximately 4% of Nicolet’s then pre-merger asset size), loans of $88 million, deposits of $141 million, core deposit intangible of $1 million, and goodwill of $12 million.

Mackinac Financial Corporation (“Mackinac”): On September 3, 2021, Nicolet completed its merger with Mackinac, pursuant to the terms of the Agreement and Plan of Merger dated April 12, 2021 (the “Mackinac Merger Agreement”), at which time Mackinac merged with and into Nicolet, and mBank, the wholly owned bank subsidiary of Mackinac, was merged with and into the Bank.

Pursuant to the Mackinac Merger Agreement, Mackinac shareholders received fixed consideration of 0.22 shares of Nicolet common stock and $4.64 in cash for each share of Mackinac common stock owned (approximating a 20% cash and 80% stock split), resulting in the issuance of 2.3 million shares of Nicolet common stock for stock consideration of $180 million and cash consideration of $49 million, or a total purchase price of $229 million. The Mackinac merger expands Nicolet prominently into Northern Michigan and the Upper Peninsula of Michigan, and adds to Nicolet’s presence in upper northeastern Wisconsin.

A summary of the assets acquired and liabilities assumed in the Mackinac transaction, as of the acquisition date, including the preliminary purchase price allocation was as follows.

(In thousands, except share data)	Acquired from Mackinac	Fair Value Adjustments	Estimated Fair Value
Assets Acquired:
Cash and cash equivalents	$448,378	$—	$448,378
Investment securities	103,992	(2,148)	101,844
Loans	930,420	(178)	930,242
ACL-Loans	(5,579)	3,683	(1,896)
Premises and equipment	23,619	(2,723)	20,896
BOLI	15,715	—	15,715
Goodwill	19,574	(19,574)	—
Other intangibles	3,918	803	4,721
Other assets	24,752	(134)	24,618
Total assets	$1,564,789	$(20,271)	$1,544,518
Liabilities Assumed:
Deposits	$1,365,068	$1,153	$1,366,221
Short-term borrowings	—	—	—
Long-term borrowings	28,104	525	28,629
Other liabilities	12,755	—	12,755
Total liabilities	$1,405,927	$1,678	$1,407,605
Net assets acquired			$136,913
Purchase Price:
Nicolet common stock issued (in shares)			2,337,230
Value of Nicolet common stock consideration			$179,826
Cash consideration paid			49,367
Total purchase price			$229,193
Preliminary goodwill			$92,280

The Company purchased loans through the acquisition of Mackinac for which there was, at the date of acquisition, more than insignificant deterioration of credit quality since origination (purchased credit deteriorated loans or “PCD” loans). The carrying amount of these loans at acquisition was as follows.

(In thousands)	September 3, 2021
Purchase price of PCD loans at acquisition	$10,605
Allowance for credit losses on PCD loans at acquisition	1,896
Par value of PCD acquired loans at acquisition	$12,501

The following unaudited pro forma information is presented for illustrative purposes only. The pro forma information should not be relied upon as being indicative of the historical results of operations the companies would have had if the merger had occurred before such periods or the future results of operations that the companies will experience as a result of the merger. The pro forma information, although helpful in illustrating the financial characteristics of the combined company under one set of assumptions, does not reflect the benefits of expected cost savings, opportunities to earn additional revenue, the impact of restructuring and merger-related expenses, or other factors that may result as a consequence of the merger and, accordingly, does not attempt to predict or suggest future results. The unaudited pro forma information set forth below gives effect to the merger as if it had occurred on January 1, 2020, the beginning of the earliest period presented.

	Nine Months Ended	Year Ended
(In thousands, except per share data)	September 30, 2021	December 31, 2020
Total revenue, net of interest expense	$198,137	$255,665
Net income	$53,223	$69,094
Diluted earnings per common share	$4.21	$5.37

The Company accounted for the Mackinac acquisition under the acquisition method of accounting, and thus, the financial position and results of operations of Mackinac prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective estimated fair values at the date of acquisition. The estimated fair value was determined with the assistance of third party valuations, appraisals, and third party advisors. Due to the timing of the merger, the purchase price allocation and estimated fair value measurements remain preliminary. Goodwill arising as a result of the Mackinac acquisition is not deductible for tax purposes. Management will continue to review the estimated fair values and expects to finalize its analysis of the acquired assets and assumed liabilities in the transaction over the next few months, within one year of the merger. Therefore, adjustments to the purchase price allocation and estimated fair value may occur.

Pending Acquisition:
County Bancorp, Inc. (“County”): On June 22, 2021, Nicolet entered into a definitive merger agreement with County pursuant to which County will merge with and into Nicolet, to become the premier agriculture lender throughout Wisconsin. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, County shareholders will have the right to receive for each share of County common stock, at the election of each holder and subject to proration, either $37.18 in cash or 0.48 shares of Nicolet common stock. County shareholder elections will be prorated to ensure the total consideration will consist of approximately 20% cash and approximately 80% common stock. At June 30, 2021, County had total assets of $1.5 billion, loans of $1.0 billion, deposits of $1.1 billion, and equity of $175 million. As of September 7, 2021, Nicolet had received all regulatory approvals for the County merger. On October 5, 2021, the shareholders of both County and Nicolet approved the merger at special meetings of their respective shareholders held on that date. Nicolet expects to close the merger on December 3, 2021, subject to customary closing conditions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net income attributable to Nicolet Bankshares, Inc.	$7,824	$18,102	$44,347	$42,135

Weighted average common shares outstanding	10,392	10,349	10,098	10,426
Effect of dilutive common stock awards	384	150	405	179
Diluted weighted average common shares outstanding	10,776	10,499	10,503	10,605

Basic earnings per common share*	$0.75	$1.75	$4.39	$4.04
Diluted earnings per common share*	$0.73	$1.72	$4.22	$3.97
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
For the three months ended September 30, 2021 and 2020, respectively, options to purchase approximately 0.2 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. For the nine months ended September 30, 2021 and 2020, respectively, options to purchase approximately 0.1 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.

Note 4 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors, and at September 30, 2021, approximately 0.9 million shares were available for grant under these stock-based compensation plans.
A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants for the nine months ended September 30, 2021 and 2020 were as follows.

	Nine Months Ended September 30,
	2021	2020
Dividend yield	—%	—%
Expected volatility	30%	25%
Risk-free interest rate	1.16%	1.72%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$26.55	$23.74
A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2020	1,437,460	$50.47
Granted	380,000	78.77
Exercise of stock options *	(40,482)	34.23
Forfeited	(1,000)	48.85
Outstanding - September 30, 2021	1,775,978	$56.90	6.7	$32,446
Exercisable - September 30, 2021	970,878	$47.00	5.5	$26,400
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the nine months ended September 30, 2021, 7,514 such shares were withheld by the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the nine months ended September 30, 2021 and 2020 was approximately $1.7 million and $2.0 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2020	$53.57	18,925
Granted	77.64	19,595
Vested *	60.66	(15,510)
Forfeited	41.44	(446)
Outstanding - September 30, 2021	$69.83	22,564
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 1,581 shares were surrendered during the nine months ended September 30, 2021.
The Company recognized approximately $4.5 million and $3.8 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for the nine months ended September 30, 2021 and 2020, respectively, associated with its common stock awards granted to officers and employees. In addition, during the nine months ended September 30, 2021, the Company recognized approximately $0.7 million of director expense (included in other expense on the consolidated statements of income) for a total restricted stock grant of 9,595 shares with immediate vesting to directors, while during the nine months ended September 30, 2020, the Company recognized approximately $0.4 million of director expense for a total restricted stock grant of 7,950 shares with immediate vesting to directors, representing the annual stock retainer fee paid to external board members. As of September 30, 2021, there was approximately $16.1 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately four years. The Company recognized a tax benefit of approximately $0.3 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

Note 5 – Investment Securities
Investment securities are classified as AFS or HTM on the consolidated balance sheets at the time of purchase. AFS securities include those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, and are carried at fair value on the consolidated balance sheets. HTM securities include those securities which the Company has both the positive intent and ability to hold to maturity, and are carried at amortized cost on the consolidated balance sheets. Premiums and discounts on investment securities are amortized or accreted into interest income over the estimated life of the related securities using the effective interest method.

The amortized cost and fair value of securities AFS and HTM are summarized as follows.

	September 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
Securities AFS:
U.S. government agency securities	$174,946	$76	$196	$174,826	24%
State, county and municipals	236,905	3,261	1,502	238,664	33%
Mortgage-backed securities	193,931	4,439	1,080	197,290	28%
Corporate debt securities	101,267	4,041	146	105,162	15%
Total securities AFS	$707,049	$11,817	$2,924	$715,942	100%
Securities HTM:
U.S. government agency securities	$—	$—	$—	$—	—%
State, county and municipals	30,842	8	51	30,799	63%
Mortgage-backed securities	18,221	42	116	18,147	37%
Corporate debt securities	—	—	—	—	—%
Total securities HTM	$49,063	$50	$167	$48,946	100%

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
Securities AFS:
U.S. government agency securities	$63,162	$289	$—	$63,451	12%
State, county and municipals	226,493	5,386	11	231,868	43%
Mortgage-backed securities	156,148	6,425	78	162,495	30%
Corporate debt securities	76,073	5,450	—	81,523	15%
Total securities AFS	$521,876	$17,550	$89	$539,337	100%
All mortgage-backed securities included in the tables above were issued by U.S. government agencies and corporations. Investment securities with a carrying value of $149 million and $146 million, as of September 30, 2021 and December 31, 2020, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law. Accrued interest on investment securities totaled $3.5 million and $2.3 million at September 30, 2021 and December 31, 2020, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	September 30, 2021
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. government agency securities	$120,726	$196	$—	$—	$120,726	$196	7
State, county and municipals	86,749	1,465	974	37	87,723	1,502	113
Mortgage-backed securities	71,934	1,073	864	7	72,798	1,080	127
Corporate debt securities	19,017	146	—	—	19,017	146	11
Total	$298,426	$2,880	$1,838	$44	$300,264	$2,924	258
Securities HTM:
State, county and municipals	$23,502	$51	$—	$—	$23,502	$51	35
Mortgage-backed securities	6,656	116	—	—	6,656	116	5
Total	$30,158	$167	$—	$—	$30,158	$167	40

	December 31, 2020
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
State, county and municipals	$5,181	$11	$—	$—	$5,181	$11	9
Mortgage-backed securities	10,612	71	492	7	11,104	78	22
Total	$15,793	$82	$492	$7	$16,285	$89	31
Quarterly, the Company evaluates securities AFS in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2021 and December 31, 2020, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.
Quarterly, the Company evaluates securities HTM to determine whether an allowance for credit losses is necessary. In making this determination, management considers the facts and circumstances of the underlying investment securities. For the state, county and municipal securities, management considers issuer bond ratings, historical loss rates by bond ratings, whether issuers continue to make timely principal and interest payments per the contractual terms of the investment securities, internal forecasts, and whether or not such investment securities provide insurance, other credit enhancement, or are pre-refunded by the issuers. Based on this evaluation, no allowance for credit losses has been recorded for the HTM state, county, and municipal securities. For the mortgage-backed securities, all such securities were issued by U.S. government agencies and corporations, which are currently explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. Therefore, management determined no allowance for credit losses was necessary for the HTM mortgage-backed securities.

The amortized cost and fair value of investment securities by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties; as this is particularly inherent in mortgage-backed securities, these securities are not included in the maturity categories below.

As of September 30, 2021	Securities AFS		Securities HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$86,520	$86,835	$8,086	$8,085
Due in one year through five years	260,903	265,298	5,010	5,004
Due after five years through ten years	154,595	154,277	8,483	8,463
Due after ten years	11,100	12,242	9,263	9,247
	513,118	518,652	30,842	30,799
Mortgage-backed securities	193,931	197,290	18,221	18,147
Total investment securities	$707,049	$715,942	$49,063	$48,946
Proceeds and realized gains or losses from the sale of AFS securities were as follows.

	Nine Months Ended September 30,
(in thousands)	2021	2020
Gross gains	$4	$315
Gross losses	(17)	—
Gains (losses) on sales of securities AFS, net	$(13)	$315
Proceeds from sales of securities AFS	$15,975	$14,864

Note 6 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	September 30, 2021		December 31, 2020
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$887,910	25%	$750,718	27%
Paycheck Protection Program (“PPP”) loans	68,347	2	186,016	7
Owner-occupied commercial real estate (“CRE”)	697,816	20	521,300	19
Agricultural	112,409	3	109,629	4
CRE investment	662,871	19	460,721	16
Construction & land development	173,971	5	131,283	5
Residential construction	59,611	2	41,707	1
Residential first mortgage	688,491	19	444,155	16
Residential junior mortgage	130,279	4	111,877	4
Retail & other	51,493	1	31,695	1
Loans	3,533,198	100%	2,789,101	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	38,399		32,173
Loans, net	$3,494,799		$2,756,928
Allowance for credit losses - Loans to loans	1.09%		1.15%
Accrued interest on loans totaled $9 million at September 30, 2021 and $7 million at December 31, 2020, and is included in accrued interest receivable and other assets on the consolidated balance sheets.
Allowance for Credit Losses - Loans:
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

A roll forward of the allowance for credit losses - loans is summarized as follows.

	Three Months Ended		Nine Months Ended		Year Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	December 31, 2020
Beginning balance	$32,561	$29,130	$32,173	$13,972	$13,972
Adoption of CECL	—	—	—	8,488	8,488
Initial PCD ACL	—	—	—	797	797
Total impact - adoption CECL	—	—	—	9,285	9,285
ACL on PCD loans acquired	1,896	—	1,896	—	—
Provision for credit losses	4,000	3,000	4,500	9,000	10,300
Charge-offs	(107)	(786)	(436)	(1,002)	(1,689)
Recoveries	49	44	266	133	305
Net (charge-offs) recoveries	(58)	(742)	(170)	(869)	(1,384)
Ending balance	$38,399	$31,388	$38,399	$31,388	$32,173
The following tables present the balance and activity in the ACL-Loans by portfolio segment.

	Nine Months Ended September 30, 2021
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$11,644	$5,872	$1,395	$5,441	$984	$421	$4,773	$1,086	$557	$32,173
ACL on PCD loans	584	530	—	392	103	—	272	12	3	1,896
Provision	(1,121)	443	(195)	1,904	507	259	1,962	262	479	4,500
Charge-offs	(242)	—	(48)	(4)	—	—	(53)	—	(89)	(436)
Recoveries	211	—	—	2	—	—	19	4	30	266
Net (charge-offs) recoveries	(31)	—	(48)	(2)	—	—	(34)	4	(59)	(170)
Ending balance	$11,076	$6,845	$1,152	$7,735	$1,594	$680	$6,973	$1,364	$980	$38,399
As % of ACL-Loans	29%	18%	3%	20%	4%	2%	18%	4%	2%	100%
*The PPP loans are fully guaranteed by the SBA; thus, no ACL-Loans has been allocated to these loans.

	Year Ended December 31, 2020
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$5,471	$3,010	$579	$1,600	$414	$368	$1,669	$517	$344	$13,972
Adoption of CECL	2,962	1,249	361	1,970	51	124	1,286	351	134	8,488
Initial PCD ACL	797	—	—	—	—	—	—	—	—	797
Provision	3,106	2,062	455	2,061	519	(71)	1,809	151	208	10,300
Charge-offs	(812)	(530)	—	(190)	—	—	(2)	—	(155)	(1,689)
Recoveries	120	81	—	—	—	—	11	67	26	305
Net (charge-offs) recoveries	(692)	(449)	—	(190)	—	—	9	67	(129)	(1,384)
Ending balance	$11,644	$5,872	$1,395	$5,441	$984	$421	$4,773	$1,086	$557	$32,173
As % of ACL-Loans	36%	18%	4%	17%	3%	1%	15%	4%	2%	100%
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
Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in accrued interest payable and other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The reserve for unfunded commitments at September 30, 2021 was $2 million.
Provision for Credit Losses:
The provision for credit losses is determined by the Company as the amount to be added to the ACL loss accounts for various types of financial instruments including loans, investment securities, and off-balance sheet credit exposures after net charge-offs have been deducted to bring the ACL to a level that, in management's judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. See Note 5 for additional information regarding the ACL related to investment securities. The following table presents the components of the provision for credit losses.

	Three Months Ended		Nine Months Ended		Year Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	December 31, 2020
Provision for credit losses on:
Loans	$4,000	$3,000	$4,500	$9,000	$10,300
Unfunded Commitments	2,000	—	2,000	—	—
Investment securities	—	—	—	—	—
Total	$6,000	$3,000	$6,500	$9,000	$10,300
Collateral Dependent Loans:
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

September 30, 2021	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,071	$2,071	$1,504	$567	$226
PPP loans	—	—	—	—	—	—
Owner-occupied CRE	2,264	—	2,264	1,854	410	141
Agricultural	956	625	1,581	345	1,236	55
CRE investment	4,019	—	4,019	2,659	1,360	469
Construction & land development	1,138	—	1,138	745	393	276
Residential construction	—	—	—	—	—	—
Residential first mortgage	1,387	—	1,387	1,387	—	—
Residential junior mortgage	166	—	166	166	—	—
Retail & other	—	—	—	—	—	—
Total loans	$9,930	$2,696	$12,626	$8,660	$3,966	$1,167

December 31, 2020	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,195	$2,195	$501	$1,694	$1,241
PPP loans	—	—	—	—	—	—
Owner-occupied CRE	3,519	—	3,519	3,519	—	—
Agricultural	584	797	1,381	1,378	3	3
CRE investment	1,474	—	1,474	1,474	—	—
Construction & land development	308	—	308	308	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	—	—	—	—	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$5,885	$2,992	$8,877	$7,180	$1,697	$1,244

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	September 30, 2021
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$610	$1,778	$885,522	$887,910
PPP loans	—	—	68,347	68,347
Owner-occupied CRE	314	2,990	694,512	697,816
Agricultural	—	1,782	110,627	112,409
CRE investment	—	4,249	658,622	662,871
Construction & land development	221	1,093	172,657	173,971
Residential construction	412	—	59,199	59,611
Residential first mortgage	4,894	4,495	679,102	688,491
Residential junior mortgage	19	232	130,028	130,279
Retail & other	74	96	51,323	51,493
Total loans	$6,544	$16,715	$3,509,939	$3,533,198
Percent of total loans	0.2%	0.5%	99.3%	100.0%

	December 31, 2020
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$—	$2,646	$748,072	$750,718
PPP loans	—	—	186,016	186,016
Owner-occupied CRE	—	1,869	519,431	521,300
Agricultural	7	1,830	107,792	109,629
CRE investment	—	1,488	459,233	460,721
Construction & land development	—	327	130,956	131,283
Residential construction	—	—	41,707	41,707
Residential first mortgage	613	823	442,719	444,155
Residential junior mortgage	43	384	111,450	111,877
Retail & other	102	88	31,505	31,695
Total loans	$765	$9,455	$2,778,881	$2,789,101
Percent of total loans	—%	0.4%	99.6%	100.0%

The following table presents nonaccrual loans by portfolio segment.

	September 30, 2021		December 31, 2020
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$1,778	11%	$2,646	28%
PPP loans	—	—	—	—
Owner-occupied CRE	2,990	18	1,869	20
Agricultural	1,782	11	1,830	19
CRE investment	4,249	25	1,488	16
Construction & land development	1,093	6	327	3
Residential construction	—	—	—	—
Residential first mortgage	4,495	27	823	9
Residential junior mortgage	232	1	384	4
Retail & other	96	1	88	1
Nonaccrual loans	$16,715	100%	$9,455	100%
Percent of total loans	0.5%		0.4%

Credit Quality Information:
The following tables present total loans by risk categories and year of origination. Loans acquired from Mackinac have been included in the September 30, 2021 table based upon the actual origination date.

September 30, 2021	Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial (a)
Grades 1-4	$185,906	$150,260	$129,503	$72,053	$52,402	$72,579	$261,381	$—	$924,084
Grade 5	1,046	2,051	4,389	5,411	5,858	1,874	7,237	—	27,866
Grade 6	622	358	33	4	—	50	563	—	1,630
Grade 7	—	6	740	50	799	825	257	—	2,677
Total	$187,574	$152,675	$134,665	$77,518	$59,059	$75,328	$269,438	$—	$956,257
Owner-occupied CRE
Grades 1-4	$97,166	$88,970	$111,153	$82,216	$63,024	$195,027	$14,008	$—	$651,564
Grade 5	3,035	1,795	6,618	2,287	3,520	14,231	1,208	—	32,694
Grade 6	—	—	1,655	—	428	47	—	—	2,130
Grade 7	—	3,018	1,930	—	1,003	5,477	—	—	11,428
Total	$100,201	$93,783	$121,356	$84,503	$67,975	$214,782	$15,216	$—	$697,816
Agricultural
Grades 1-4	$9,615	$12,784	$6,665	$7,753	$7,872	$31,732	$23,640	$—	$100,061
Grade 5	372	—	—	30	216	7,474	460	—	8,552
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	24	324	3,350	98	—	3,796
Total	$9,987	$12,784	$6,665	$7,807	$8,412	$42,556	$24,198	$—	$112,409
CRE investment
Grades 1-4	$135,607	$114,013	$129,087	$39,758	$38,760	$143,652	$10,213	$—	$611,090
Grade 5	6,622	4,306	6,795	3,011	184	25,035	—	—	45,953
Grade 6	—	—	—	142	—	57	—	—	199
Grade 7	—	—	462	—	918	4,011	238	—	5,629
Total	$142,229	$118,319	$136,344	$42,911	$39,862	$172,755	$10,451	$—	$662,871
Construction & land development
Grades 1-4	$36,034	$74,504	$19,522	$19,655	$1,611	$12,295	$6,509	$—	$170,130
Grade 5	132	—	1,581	931	—	24	—	—	2,668
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	17	1,075	81	—	1,173
Total	$36,166	$74,504	$21,103	$20,586	$1,628	$13,394	$6,590	$—	$173,971
Residential construction
Grades 1-4	$40,200	$16,428	$1,040	$916	$975	$—	$—	$—	$59,559
Grade 5	—	—	52	—	—	—	—	—	52
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$40,200	$16,428	$1,092	$916	$975	$—	$—	$—	$59,611
Residential first mortgage
Grades 1-4	$181,931	$165,383	$202,727	$21,473	$21,487	$82,894	$3,472	$5	$679,372
Grade 5	86	534	2,431	—	—	1,359	—	—	4,410
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	2,062	—	146	2,501	—	—	4,709
Total	$182,017	$165,917	$207,220	$21,473	$21,633	$86,754	$3,472	$5	$688,491
Residential junior mortgage
Grades 1-4	$2,244	$3,225	$3,341	$1,628	$557	$2,142	$115,016	$1,250	$129,403
Grade 5	—	—	30	—	—	—	448	—	478
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	166	—	24	46	162	—	398
Total	$2,244	$3,225	$3,537	$1,628	$581	$2,188	$115,626	$1,250	$130,279
Retail & other
Grades 1-4	$11,896	$8,202	$6,615	$2,478	$2,087	$4,202	$15,889	$—	$51,369
Grade 5	29	—	—	—	—	—	—	—	29
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	10	—	23	—	62	—	—	95
Total	$11,925	$8,212	$6,615	$2,501	$2,087	$4,264	$15,889	$—	$51,493

Total loans	$712,543	$645,847	$638,597	$259,843	$202,212	$612,021	$460,880	$1,255	$3,533,198
(a) For purposes of this table at September 30, 2021, the $68 million net carrying value of PPP loans include $65 million originated in 2021 and the remainder originated in 2020, have a Pass risk grade (Grades 1-4) and have been included with the Commercial & industrial loan category.

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

The following tables present total loans by risk categories.

	September 30, 2021
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$855,737	$27,866	$1,630	$2,677	$887,910
PPP loans	68,347	—	—	—	68,347
Owner-occupied CRE	651,564	32,694	2,130	11,428	697,816
Agricultural	100,061	8,552	—	3,796	112,409
CRE investment	611,090	45,953	199	5,629	662,871
Construction & land development	170,130	2,668	—	1,173	173,971
Residential construction	59,559	52	—	—	59,611
Residential first mortgage	679,372	4,410	—	4,709	688,491
Residential junior mortgage	129,403	478	—	398	130,279
Retail & other	51,369	29	—	95	51,493
Total loans	$3,376,632	$122,702	$3,959	$29,905	$3,533,198
Percent of total	95.6%	3.5%	0.1%	0.8%	100.0%

	December 31, 2020
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$700,119	$33,451	$8,122	$9,026	$750,718
PPP loans	186,016	—	—	—	186,016
Owner-occupied CRE	492,191	16,499	2,416	10,194	521,300
Agricultural	93,524	9,035	719	6,351	109,629
CRE investment	445,727	12,232	796	1,966	460,721
Construction & land development	128,748	2,056	—	479	131,283
Residential construction	41,652	55	—	—	41,707
Residential first mortgage	437,050	5,504	—	1,601	444,155
Residential junior mortgage	111,461	32	—	384	111,877
Retail & other	31,607	—	—	88	31,695
Total loans	$2,668,095	$78,864	$12,053	$30,089	$2,789,101
Percent of total	95.7%	2.8%	0.4%	1.1%	100.0%

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
Troubled Debt Restructurings: At September 30, 2021, there were fourteen loans classified as troubled debt restructurings with a current outstanding balance of $5.4 million (including $3.3 million on nonaccrual and $2.1 million performing) and pre-modification balance of $5.9 million. In comparison, at December 31, 2020, there were eleven loans classified as troubled debt restructurings with an outstanding balance of $5.5 million (including $3.4 million on nonaccrual and $2.1 million performing) and pre-modification balance of $6.5 million. There were no loans classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during the nine months ended September 30, 2021. As of September 30, 2021, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.

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

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2021	December 31, 2020
Goodwill	$255,431	$163,151
Core deposit intangibles	11,539	8,837
Customer list intangibles	2,984	3,365
Other intangibles	14,523	12,202
Goodwill and other intangibles, net	$269,954	$175,353
Goodwill: A summary of goodwill was as follows. During 2021, goodwill increased due to the Mackinac acquisition, while during 2020, goodwill increased due to the Advantage acquisition. See Note 2 for additional information on the Company’s acquisitions.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2021	December 31, 2020
Goodwill:
Goodwill at beginning of year	$163,151	$151,198
Acquisition	92,280	11,953
Goodwill at end of period	$255,431	$163,151
Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. A summary of other intangible assets was as follows. During 2021, core deposit intangibles increased due to the Mackinac acquisition, while during 2020, core deposit intangibles increased due to the Advantage acquisition. See Note 2 for additional information on the Company’s acquisitions.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2021	December 31, 2020
Core deposit intangibles:
Gross carrying amount	$36,436	$31,715
Accumulated amortization	(24,897)	(22,878)
Net book value	$11,539	$8,837
Additions during the period	$4,721	$1,000
Amortization during the period	$2,019	$3,060
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(2,539)	(2,158)
Net book value	$2,984	$3,365
Amortization during the period	$381	$507
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

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2021	December 31, 2020
Mortgage servicing rights ("MSR") asset:
MSR asset at beginning of year	$10,230	$5,919
Capitalized MSR	3,191	5,256
MSR asset acquired	1,322	529
Amortization during the period	(1,580)	(1,474)
MSR asset at end of period	$13,163	$10,230
Valuation allowance at beginning of year	$(1,000)	$—
Additions	(500)	(1,000)
Reversals	300	—
Valuation allowance at end of period	$(1,200)	$(1,000)
MSR asset, net	$11,963	$9,230
Fair value of MSR asset at end of period	$14,482	$9,276
Residential mortgage loans serviced for others	$1,532,585	$1,250,206
Net book value of MSR asset to loans serviced for others	0.78%	0.74%
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
The following table shows the estimated future amortization expense for amortizing intangible assets and the MSR asset. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of September 30, 2021. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset
Year ending December 31,
2021 (remaining three months)	$859	$126	$486
2022	3,059	507	2,421
2023	2,412	483	2,363
2024	1,815	449	2,250
2025	1,248	449	1,361
2026	777	249	1,118
Thereafter	1,369	721	3,164
Total	$11,539	$2,984	$13,163

Note 8 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. At both September 30, 2021 and December 31, 2020, the Company did not have any outstanding short-term borrowings.
Long-Term Borrowings:
Long-term borrowings include any borrowing with an original maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	September 30, 2021	December 31, 2020
FHLB advances	$20,000	$29,000
Junior subordinated debentures	25,228	24,869
Subordinated notes	99,005	—
Total long-term borrowings	$144,233	$53,869

FHLB Advances: The Federal Home Loan Bank (“FHLB”) advances bear fixed rates, require interest-only monthly payments, and have maturity dates through March 2027. The weighted average rate of the FHLB advances was 0.74% at September 30, 2021 and 0.73% at December 31, 2020.
Junior Subordinated Debentures: The following table shows the breakdown of junior subordinated debentures. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debentures. All the debentures below are currently callable and may be redeemed in part or in full at par plus any accrued but unpaid interest. At September 30, 2021 and December 31, 2020, $24.3 million and $23.9 million, respectively, qualify as Tier 1 capital.

		Junior Subordinated Debentures
		September 30, 2021			December 31, 2020
(in thousands)	Maturity Date	Par	Unamortized Discount	Carrying Value	Carrying Value
2005 Mid-Wisconsin Financial Services, Inc. (1)	12/15/2035	$10,310	$(2,823)	$7,487	$7,338
2006 Baylake Corp. (2)	9/30/2036	16,598	(3,470)	13,128	12,951
2004 First Menasha Bancshares, Inc. (3)	3/17/2034	5,155	(542)	4,613	4,580
Total		$32,063	$(6,835)	$25,228	$24,869
(1)The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 1.43%, adjusted quarterly. The interest rates were 1.55% and 1.65% as of September 30, 2021 and December 31, 2020, respectively.
(2)The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of the three-month LIBOR plus 1.35%, adjusted quarterly. The interest rates were 1.48% and 1.59% as of September 30, 2021 and December 31, 2020, respectively.
(3)The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of the three-month LIBOR plus 2.79%, adjusted quarterly. The interest rates were 2.91% and 3.02% as of September 30, 2021 and December 31, 2020, respectively.

Subordinated Notes: On July 7, 2021, Nicolet completed the private placement of $100 million in fixed-to-floating rate subordinated notes (the “Notes”) due in 2031. The Notes are intended to qualify as Tier 2 capital for regulatory purposes, and are redeemable beginning July 15, 2026 and quarterly thereafter on any interest payment date. The Notes will bear interest at a fixed annual rate of 3.125% for the first five years and will reset quarterly thereafter to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 0.2375%.

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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
September 30, 2021
U.S. government agency securities	$174,826	$—	$174,826	$—
State, county and municipals	238,664	—	238,498	166
Mortgage-backed securities	197,290	—	197,290	—
Corporate debt securities	105,162	—	101,532	3,630
Securities AFS	$715,942	$—	$712,146	$3,796
Other investments (equity securities)	$8,077	$8,077	$—	$—
December 31, 2020
U.S. government agency securities	$63,451	$—	$63,451	$—
State, county and municipals	231,868	—	231,868	—
Mortgage-backed securities	162,495	—	162,495	—
Corporate debt securities	81,523	—	78,393	3,130
Securities AFS	$539,337	$—	$536,207	$3,130
Other investments (equity securities)	$3,567	$3,567	$—	$—
The following is a description of the valuation methodologies used by the Company for the securities AFS and equity securities measured at fair value on a recurring basis, noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which include trust preferred security investments. At September 30, 2021 and December 31, 2020, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.
For the nine months ended September 30, 2021 and the year ended December 31, 2020, there have been no changes in the Level 3 securities AFS measured at fair value on a recurring basis.

	Nine Months Ended	Year Ended
Level 3 Fair Value Measurements:	September 30, 2021	December 31, 2020
Balance at beginning of year	$3,130	$3,130
Acquired balance	666	—
Balance at end of period	$3,796	$3,130
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
September 30, 2021
Collateral dependent loans	$11,459	$—	$—	$11,459
Other real estate owned (“OREO”)	4,469	—	—	4,469
MSR asset	11,963	—	—	11,963
December 31, 2020
Collateral dependent loans	$7,633	$—	$—	$7,633
OREO	3,608	—	—	3,608
MSR asset	9,230	—	—	9,230

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
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

September 30, 2021
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$1,350,605	$1,350,605	$1,350,605	$—	$—
Certificates of deposit in other banks	24,079	26,653	—	26,653	—
Securities AFS	715,942	715,942	—	712,146	3,796
Securities HTM	49,063	48,946	—	48,946	—
Other investments, including equity securities	38,602	38,602	8,078	24,634	5,890
Loans held for sale	16,784	17,153	—	17,153	—
Loans, net	3,494,799	3,539,968	—	—	3,539,968
MSR asset	11,963	14,482	—	—	14,482
Financial liabilities:
Deposits	$5,428,774	$5,459,453	$—	$—	$5,459,453
Long-term borrowings	144,233	144,566	—	20,199	124,367

December 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$802,859	$802,859	$802,859	$—	$—
Certificates of deposit in other banks	29,521	31,053	—	31,053	—
Securities AFS	539,337	539,337	—	536,207	3,130
Other investments, including equity securities	27,619	27,619	3,567	20,155	3,897
Loans held for sale	21,450	22,329	—	22,329	—
Loans, net	2,756,928	2,834,452	—	—	2,834,452
MSR asset	9,230	9,276	—	—	9,276
Financial liabilities:
Deposits	$3,910,399	$3,917,121	$—	$—	$3,917,121
Long-term borrowings	53,869	53,859	—	29,488	24,371
The valuation methodologies for the financial instruments disclosed in the above table are described in the Fair Value Measurements note in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Note 10 – Other Assets and Other Liabilities Held for Sale
On September 7, 2021, Nicolet entered into a Purchase and Assumption Agreement (the “Birmingham Agreement”) with Bank of Ann Arbor to sell Nicolet’s Birmingham, Michigan branch, including legacy mBank’s asset-based lending team (the “Birmingham Sale”). Pursuant to the terms of the Birmingham Agreement, Bank of Ann Arbor has agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, personal property and other fixed assets associated with the Birmingham branch. The combined loan and deposit balances of the Birmingham branch (excluding certain loans and deposits not subject to the Birmingham Agreement) were approximately $177 million and $47 million, respectively, as of September 30, 2021. The completion of the Birmingham Sale is subject to customary closing conditions and the approval of the purchase by the appropriate state and federal regulatory agencies. Subject to the satisfaction of such conditions and approvals, Nicolet and Bank of Ann Arbor expect to the close the Birmingham Sale in the first quarter of 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) is a bank holding company headquartered in Green Bay, Wisconsin. Nicolet provides a diversified range of traditional banking and wealth management services to individuals and businesses in its market area and through the branch offices of its banking subsidiary, Nicolet National Bank (the “Bank”), in Northeast and Central Wisconsin, Northern Michigan and the upper peninsula of Michigan.
Forward-Looking Statements
Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those expressed in forward-looking statements contained in this document. These factors, many of which are beyond Nicolet’s control, include, but are not necessarily limited to the following:
•the magnitude and duration of the COVID-19 pandemic and the effects of the COVID-19 pandemic on the business, customers, employees and third-party service providers of Nicolet or any of its acquisition targets, including County;
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
•the risk that the proposed acquisition of County will not be consummated or will not meet Nicolet’s expectations regarding the timing of the proposed acquisition;
•the possibility that the anticipated benefits of the Mackinac acquisition are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Nicolet does business;
•the possibility that the proposed Birmingham Sale will not close when expected or at all because required regulatory approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all;
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

Overview
The following discussion is management’s analysis of the consolidated financial condition as of September 30, 2021 and December 31, 2020 and results of operations for the three and nine-month periods ended September 30, 2021 and 2020. It should be read in conjunction with Nicolet’s audited consolidated financial statements included in Nicolet’s Annual Report on Form 10-K for the year ended December 31, 2020.

Evaluation of financial performance and certain balance sheet line items between 2021 and 2020 were impacted by the timing and size of Nicolet’s acquisition of Mackinac Financial Corporation (“Mackinac”) on September 3, 2021. The inclusion of the Mackinac balance sheet (at approximately 30% of Nicolet’s then pre-merger asset size) explains a substantial portion of the increase in certain period end balances, while the income statement results reflect only one month of contribution from Mackinac in 2021. At acquisition, Mackinac added $1.5 billion in assets, $0.9 billion of loans, $1.4 billion of deposits, and goodwill of $92 million, for a total purchase price that included $180 million of common equity (or 2.3 million shares) and $49 million of cash.

The initial impacts of the COVID-19 pandemic (declared in March 2020) resulted in, among other things, stock and global markets decline, disruption in business and leisure activities as nation-wide stay-at-home orders were mandated, significant strain on the health care industry as it addressed the severity of the health crisis, and shifts in the general economy (such as high unemployment, negative GDP expectations, an immediate 150 bps decline in Federal funds rates, and unprecedented government stimulus), triggering a 2020 recession. The dramatic events surrounding the pandemic, fluctuating social and economic changes since the onset of the pandemic, and uncertainty about the longevity of the pandemic’s effects were significant and unfolding throughout most of 2020, but have abated somewhat for 2021 as people and businesses were supported by government stimulus and are adjusting to a vaccination rollout and a new normal in a still evolving environment, including a second wave of the pandemic from a new strain of the virus.

Amid the uncertainty, in 2020 Nicolet increased liquidity, increased the credit loss provision, took significant safety measures for customers and employees, improved efficiencies (including seven net branch closures) and automation, and returned fully on site by June 2020, operating safely to serve and meet the needs of customers in the challenging environment, including advising clients about their finances and wealth in a volatile climate, closing significant volumes of mortgages for retail customers purchasing new homes or refinancing, and guiding commercial customers through temporary loan modifications and/or participation in the Paycheck Protection Program (“PPP”). The main themes from late 2020 continued to drive results into 2021 - strong mortgage income, strong asset quality leading to lower credit provision, continued PPP loan activity (including a new round of funding), high levels of cash, and expense control, while serving our customers and communities safely on site.

During 2020, we originated 2,725 PPP loans totaling $351 million, bearing a 1% contractual rate, and earned a $12.3 million fee. During 2021, under the latest round of the SBA’s program, Nicolet originated 2,205 PPP loans totaling $160 million and earned a $9.3 million fee. Of the total fees, $5.7 million was accreted into interest in 2020 and $9.8 million was accreted in the first nine months of 2021. At September 30, 2021, the net carrying value of all PPP loans held for investment was $68 million, or 2% of total loans, for a net $118 million decrease from year-end 2020, as loan forgiveness has outpaced the latest round of new PPP loans. SBA loan forgiveness that started in November 2020 has boosted overall borrower equity in their businesses and meaningfully improves the credit quality of many commercial relationships.

Performance Summary
Table 1: Earnings Summary and Selected Financial Data
	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020	9/30/2021	9/30/2020
Results of operations:
Interest income	$38,741	$38,307	$36,876	$38,037	$37,270	$113,924	$111,165
Interest expense	3,557	2,736	3,235	4,019	4,710	9,528	15,845
Net interest income	35,184	35,571	33,641	34,018	32,560	104,396	95,320
Provision for credit losses	6,000	—	500	1,300	3,000	6,500	9,000
Net interest income after provision for credit losses	29,184	35,571	33,141	32,718	29,560	97,896	86,320
Noninterest income	13,996	20,178	17,126	16,879	18,691	51,300	45,747
Noninterest expense	33,061	30,747	26,081	25,367	23,685	89,889	75,352
Income before income tax expense	10,119	25,002	24,186	24,230	24,566	59,307	56,715
Income tax expense	2,295	6,718	5,947	6,145	6,434	14,960	14,331
Net income	7,824	18,284	18,239	18,085	18,132	44,347	42,384
Net income attributable to noncontrolling interest	—	—	—	98	30	—	249
Net income attributable to Nicolet Bankshares, Inc.	$7,824	$18,284	$18,239	$17,987	$18,102	$44,347	$42,135
Earnings per common share:
Basic	$0.75	$1.85	$1.82	$1.79	$1.75	$4.39	$4.04
Diluted	$0.73	$1.77	$1.75	$1.74	$1.72	$4.22	$3.97
Common Shares:
Basic weighted average	10,392	9,902	9,998	10,074	10,349	10,098	10,426
Diluted weighted average	10,776	10,326	10,403	10,350	10,499	10,503	10,605
Outstanding (period end)	11,952	9,843	9,988	10,011	10,196	11,952	10,196
Period-End Balances:
Loans	$3,533,198	$2,820,331	$2,846,351	$2,789,101	$2,908,793	$3,533,198	$2,908,793
Allowance for credit losses - loans	38,399	32,561	32,626	32,173	31,388	38,399	31,388
Securities available-for-sale, at fair value	715,942	562,028	558,229	539,337	535,351	715,942	535,351
Goodwill and other intangibles, net	269,954	173,711	174,501	175,353	176,213	269,954	176,213
Total assets	6,407,820	4,587,347	4,543,804	4,551,789	4,706,375	6,407,820	4,706,375
Deposits	5,428,774	3,939,022	3,900,594	3,910,399	3,712,808	5,428,774	3,712,808
Stockholders’ equity (common)	729,278	559,395	550,046	539,189	538,068	729,278	538,068
Book value per common share	61.01	56.83	55.07	53.86	52.77	61.01	52.77
Tangible book value per common share (2)	38.43	39.18	37.60	36.34	35.49	38.43	35.49
Average Balances:
Loans	$3,076,422	$2,869,105	$2,825,664	$2,868,827	$2,871,256	$2,924,648	$2,760,309
Interest-earning assets	4,734,768	4,109,394	4,089,603	4,091,460	4,216,106	4,313,618	3,768,676
Goodwill and other intangibles, net	201,748	174,026	174,825	175,678	169,353	183,632	166,493
Total assets	5,246,193	4,527,839	4,514,927	4,515,226	4,633,359	4,765,665	4,167,902
Deposits	4,448,468	3,897,797	3,875,205	3,793,430	3,636,260	4,075,923	3,320,994
Interest-bearing liabilities	3,093,031	2,684,871	2,764,232	2,744,578	2,933,737	2,848,583	2,632,280
Stockholders’ equity (common)	608,946	550,974	544,541	537,920	537,826	568,390	523,904
Financial Ratios: (1)
Return on average assets	0.59%	1.62%	1.64%	1.58%	1.55%	1.24%	1.35%
Return on average common equity	5.10	13.31	13.58	13.30	13.39	10.43	10.74
Return on average tangible common equity (2)	7.62	19.46	20.01	19.75	19.54	15.41	15.75
Average equity to average assets	11.61	12.17	12.06	11.91	11.61	11.93	12.57
Stockholders' equity to assets	11.38	12.19	12.11	11.85	11.43	11.38	11.43
Tangible common equity to tangible assets (2)	7.48	8.74	8.60	8.31	7.99	7.48	7.99
Net interest margin	2.94	3.45	3.31	3.29	3.06	3.22	3.35
Net loan charge-offs to average loans	0.01	0.01	0.01	0.07	0.10	0.01	0.04
Nonperforming loans to total loans	0.47	0.25	0.31	0.34	0.38	0.47	0.38
Nonperforming assets to total assets	0.33	0.21	0.28	0.29	0.25	0.33	0.25
Efficiency ratio	65.32	59.37	51.84	48.99	46.18	58.86	52.71
Effective tax rate	22.68	26.87	24.59	25.36	26.19	25.22	25.27

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

Table 1A: Non-GAAP Financial Measures
	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2021	6/30/2021	3/31/2021	12/31/2020	9/30/2020	9/30/2021	9/30/2020
Tangible Assets:
Total assets	$6,407,820	$4,587,347	$4,543,804	$4,551,789	$4,706,375
Goodwill and other intangibles, net	269,954	173,711	174,501	175,353	176,213
Tangible assets	$6,137,866	$4,413,636	$4,369,303	$4,376,436	$4,530,162
Tangible Common Equity:
Stockholders’ equity (common)	$729,278	$559,395	$550,046	$539,189	$538,068
Goodwill and other intangibles, net	269,954	173,711	174,501	175,353	176,213
Tangible common equity	$459,324	$385,684	$375,545	$363,836	$361,855
Average Tangible Common Equity:
Stockholders’ equity (common)	$608,946	$550,974	$544,541	$537,920	$537,826	$568,390	$523,904
Goodwill and other intangibles, net	201,748	174,026	174,825	175,678	169,353	183,632	166,493
Average tangible common equity	$407,198	$376,948	$369,716	$362,242	$368,473	$384,758	$357,411
Net income was $44.3 million for the nine months ended September 30, 2021, compared to $42.1 million for the nine months ended September 30, 2020. Earnings per diluted common share was $4.22 for the first nine months of 2021, compared to $3.97 for the first nine months of 2020.
•Net interest income was $104.4 million for the first nine months of 2021, up $9.1 million (10%) over the first nine months of 2020. Interest income grew $2.8 million attributable to favorable volumes (mostly higher loan volumes), partly offset by net unfavorable rates (influenced by Federal Reserve rate cuts in March 2020). Interest expense favorably decreased $6.3 million between the nine-month periods reflecting disciplined deposit pricing. Net interest margin was 3.22% for the nine months ended September 30, 2021, compared to 3.35% for the nine months ended September 30, 2020, influenced by the changing balance sheet mix, including elevated cash levels, in the lower rate environment. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”
•Noninterest income was $51.3 million for the first nine months of 2021, up $5.6 million (12%) from the comparable 2020 period. Excluding net asset gains (losses), noninterest income was $47.6 million for the first nine months of 2021, up $0.7 million (1%) over 2020, predominantly on higher wealth revenue (trust services and brokerage fee income combined) and card interchange income, partly offset by lower net mortgage income. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”
•Noninterest expense was $89.9 million, $14.5 million (19%) higher than the first nine months of 2020. Personnel costs increased $7.3 million, and non-personnel expenses combined increased $7.3 million (22%) over the comparable 2020 period. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”
•Nonperforming assets were $21 million, representing 0.33% of total assets at September 30, 2021, compared to 0.29% at December 31, 2020 and 0.25% at September 30, 2020. For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”
•At September 30, 2021, assets were $6.4 billion, up $1.9 billion (41%) from December 31, 2020 and up $1.7 billion (36%) from September 30, 2020, mainly due to the acquisition of Mackinac. For additional balance sheet discussion see “Balance Sheet Analysis.”
•At September 30, 2021, loans were $3.5 billion, $744 million (27%) higher than December 31, 2020 and $624 million (21%) higher than September 30, 2020, largely due to the acquisition of Mackinac. On average, loans grew $164 million (6%) over the first nine months of 2020. For additional information regarding loans, see “Balance Sheet Analysis — Loans.”
•Total deposits were $5.4 billion at September 30, 2021, an increase of $1.5 billion (39%) from December 31, 2020 and $1.7 billion (46%) higher than September 30, 2020, substantially attributable to the Mackinac acquisition. Year-to-date average deposits were $755 million (23%) higher than the first nine months of 2020. For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Nine Months Ended September 30,
	2021			2020
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
PPP Loans	$173,463	$11,123	8.46%	$199,662	$4,263	2.80%
Commercial-based loans ex PPP	2,222,290	75,845	4.50%	2,083,768	80,224	5.06%
Retail-based loans	528,895	17,357	4.38%	476,879	17,190	4.81%
Total loans, including loan fees (1)(2)	2,924,648	104,325	4.71%	2,760,309	101,677	4.85%
Investment securities:
Taxable	418,897	5,935	1.89%	349,202	6,115	2.34%
Tax-exempt (2)	140,691	2,252	2.13%	130,714	2,165	2.21%
Total investment securities	559,588	8,187	1.95%	479,916	8,280	2.30%
Other interest-earning assets	829,382	2,140	0.34%	528,451	1,917	0.48%
Total non-loan earning assets	1,388,970	10,327	0.99%	1,008,367	10,197	1.35%
Total interest-earning assets	4,313,618	$114,652	3.51%	3,768,676	$111,874	3.91%
Other assets, net	452,047			399,226
Total assets	$4,765,665			$4,167,902
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$595,385	$272	0.06%	$395,961	$588	0.20%
Interest-bearing demand	681,079	2,114	0.41%	551,018	3,092	0.75%
Money market accounts (“MMA”)	889,022	363	0.05%	723,323	1,313	0.24%
Core time deposits	318,477	2,165	0.91%	400,198	4,901	1.64%
Total interest-bearing core deposits	2,483,963	4,914	0.26%	2,070,500	9,894	0.64%
Brokered deposits	284,738	2,885	1.35%	279,165	3,302	1.58%
Total interest-bearing deposits	2,768,701	7,799	0.38%	2,349,665	13,196	0.75%
PPPLF	—	—	—%	191,535	507	0.35%
Other interest-bearing liabilities	79,882	1,729	2.87%	91,080	2,142	3.10%
Total wholesale funding	79,882	1,729	2.87%	282,615	2,649	1.23%
Total interest-bearing liabilities	2,848,583	9,528	0.45%	2,632,280	15,845	0.80%
Noninterest-bearing demand deposits	1,307,222			971,329
Other liabilities	41,470			40,389
Stockholders’ equity	568,390			523,904
Total liabilities and stockholders’ equity	$4,765,665			$4,167,902
Net interest income and rate spread		$105,124	3.06%		$96,029	3.11%
Tax-equivalent adjustment		$728			$709
Net interest income and net interest margin		$104,396	3.22%		$95,320	3.35%
Selected Additional Information:
Total loans ex. PPP	$2,751,185	$93,202	4.48%	$2,560,647	$97,414	5.01%
Total interest-earning assets ex PPP	4,140,155	103,529	3.31%	3,569,014	107,611	3.98%
Total interest-bearing liabilities ex PPPLF	2,848,583	9,528	0.45%	2,440,745	15,338	0.84%
Net interest rate spread ex PPP & PPPLF			2.86%			3.14%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis (Continued)

	For the Three Months Ended September 30,
	2021			2020
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
PPP Loans	$109,318	$2,310	8.27%	$332,816	$2,477	2.91%
Commercial-based loans ex PPP	2,378,480	26,759	4.40%	2,064,191	26,021	4.93%
Retail-based loans	588,624	6,242	4.24%	474,249	5,577	4.70%
Total loans, including loan fees (1)(2)	3,076,422	35,311	4.51%	2,871,256	34,075	4.66%
Investment securities:
Taxable	472,598	2,061	1.74%	356,908	2,001	2.24%
Tax-exempt (2)	139,272	744	2.14%	139,245	763	2.19%
Total investment securities	611,870	2,805	1.83%	496,153	2,764	2.23%
Other interest-earning assets	1,046,476	869	0.33%	848,697	680	0.32%
Total non-loan earning assets	1,658,346	3,674	0.55%	1,344,850	3,444	1.02%
Total interest-earning assets	4,734,768	$38,985	3.24%	4,216,106	$37,519	3.50%
Other assets, net	511,425			417,253
Total assets	$5,246,193			$4,633,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$662,260	$100	0.06%	$443,121	$127	0.11%
Interest-bearing demand	711,442	685	0.38%	585,528	844	0.57%
MMA	962,538	135	0.06%	777,696	233	0.12%
Core time deposits	329,012	630	0.76%	374,230	1,337	1.42%
Total interest-bearing core deposits	2,665,252	1,550	0.23%	2,180,575	2,541	0.46%
Brokered deposits	284,164	894	1.25%	336,026	1,243	1.47%
Total interest-bearing deposits	2,949,416	2,444	0.33%	2,516,601	3,784	0.60%
PPPLF	—	—	—%	335,865	297	0.35%
Other interest-bearing liabilities	143,615	1,113	3.08%	81,271	629	3.05%
Total wholesale funding	143,615	1,113	3.08%	417,136	926	0.87%
Total interest-bearing liabilities	3,093,031	3,557	0.46%	2,933,737	4,710	0.64%
Noninterest-bearing demand deposits	1,499,052			1,119,659
Other liabilities	45,164			42,137
Stockholders’ equity	608,946			537,826
Total liabilities and stockholders’ equity	$5,246,193			$4,633,359
Net interest income and rate spread		$35,428	2.78%		$32,809	2.86%
Tax-equivalent adjustment		$244			$249
Net interest income and net interest margin		$35,184	2.94%		$32,560	3.06%
Selected Additional Information:
Total loans ex. PPP	$2,967,104	$33,001	4.37%	$2,538,440	$31,598	4.89%
Total interest-earning assets ex PPP	4,625,450	36,675	3.12%	3,883,290	35,042	3.55%
Total interest-bearing liabilities ex PPPLF	3,093,031	3,557	0.46%	2,597,872	4,413	0.67%
Net interest rate spread ex PPP & PPPLF			2.66%			2.88%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended September 30, 2021 Compared to September 30, 2020:			For the Nine Months Ended September 30, 2021 Compared to September 30, 2020:
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
PPP Loans	$(2,481)	$2,314	$(167)	$(627)	$7,487	$6,860
Commercial-based loans ex. PPP	3,547	(2,809)	738	4,484	(8,863)	(4,379)
Retail-based loans	1,249	(584)	665	1,786	(1,619)	167
Total loans (2)	2,315	(1,079)	1,236	5,643	(2,995)	2,648
Investment securities:
Taxable	438	(378)	60	643	(823)	(180)
Tax-exempt (2)	—	(19)	(19)	161	(74)	87
Total investment securities	438	(397)	41	804	(897)	(93)
Other interest-earning assets	107	82	189	456	(233)	223
Total non-loan earning assets	545	(315)	230	1,260	(1,130)	130
Total interest-earning assets	$2,860	$(1,394)	$1,466	$6,903	$(4,125)	$2,778

Interest-bearing liabilities
Savings	$48	$(75)	$(27)	$209	$(525)	$(316)
Interest-bearing demand	159	(318)	(159)	616	(1,594)	(978)
MMA	47	(145)	(98)	247	(1,197)	(950)
Core time deposits	(146)	(561)	(707)	(861)	(1,875)	(2,736)
Total interest-bearing core deposits	108	(1,099)	(991)	211	(5,191)	(4,980)
Brokered deposits	(176)	(173)	(349)	64	(481)	(417)
Total interest-bearing deposits	(68)	(1,272)	(1,340)	275	(5,672)	(5,397)
PPPLF	(148)	(149)	(297)	(253)	(254)	(507)
Other interest-bearing liabilities	600	(116)	484	186	(599)	(413)
Total wholesale funding	452	(265)	187	(67)	(853)	(920)
Total interest-bearing liabilities	384	(1,537)	(1,153)	208	(6,525)	(6,317)
Net interest income	$2,476	$143	$2,619	$6,695	$2,400	$9,095
(1)The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Short-term interest rates have remained steady since March 2020, while the yield curve has begun to steepen mainly since year end 2020. The succeeding quarters felt the pressure of a low interest rate environment and bloated cash balances from government stimulus, both in the form of stimulus checks to individuals and PPP loans for businesses. The continued elevation of low interest-earning asset balances have further decreased margins along with the normal pressures of a near-zero rate environment. Though margins remain depressed, interest income dollars continue to rise on favorable asset volumes and proactive expense reduction measures. The following paragraphs will discuss the comparison of the first nine months of 2021 and 2020, with COVID-19 pandemic impacts appearing in second quarter 2020 and the economy beginning to rebound in the first part of 2021. Though improving, we see continued margin pressure and pricing impacts on loans and deposits.
Tax-equivalent net interest income was $105.1 million for the first nine months of 2021, comprised of net interest income of $104.4 million ($9.1 million or 10% higher than the first nine months of 2020), and a $0.7 million tax-equivalent adjustment. The $9.1 million increase in tax-equivalent net interest income was attributable to net favorable volumes (which added $6.7 million, mostly from higher loan volumes and organic loan growth, as well as interest-earning assets from the Mackinac and Advantage acquisitions) and net favorable rates (which increased net interest income $2.4 million due to a lower cost of funds largely as a result of prudent deposit pricing actions).
Between the comparable nine-month periods, the interest rate spread decreased 5 bps, largely attributable to the lower interest rate environment between the periods and the higher concentration of low-earning cash compared to the first nine months of 2020. The 2021 interest-earning asset yield declined 40 bps to 3.51%, partly from the 14 bps decline in loans but was more significantly impacted by the decrease in the loans-to-earning asset mix (to 68% compared to 73% for the first nine months of 2020) given the dramatic increase in cash. Other interest-earning assets (which are predominantly cash) declined 14 bps, while total non-loan earning assets declined 36 bps. The 2021 cost of funds declined favorably 35 bps to 0.45%, largely from improved interest-bearing core deposit rates, as well as lower brokered and other interest-bearing liabilities rates. The contribution from net free funds decreased 8 bps, due mostly to the reduced value in the lower rate environment, though offset partly by the 29% increase in average net free funds (largely from higher average noninterest-bearing demand deposits and stockholders’ equity) between the nine-month periods. As a result, the tax-equivalent net interest margin was 3.22% for the first nine months of 2021, down 13 bps compared to 3.35% for the comparable 2020 period.
Average interest-earning assets increased to $4.3 billion, up $0.5 billion (14%) over the 2020 comparable period, primarily due to significantly higher cash starting in second quarter 2020, the addition of PPP loans (beginning second quarter 2020), and the timing of the Mackinac and Advantage acquisitions (in September 2021 and August 2020, respectively). Between the comparable nine-month periods, average loans increased $164 million (6%), mostly due to organic loan growth and the timing of the Mackinac and Advantage acquisitions, which added loans of $930 million and $88 million, respectively, at acquisition. In addition, PPP loan activity remains strong, with a net average balance of $173 million at September 30, 2021, as loan forgiveness has outpaced the latest round of funding. Total non-loan interest-earning assets increased $381 million (38%) on average, largely due to higher cash. The mix of average interest-earning assets shifted to lower-yielding assets, at 68% loans, 13% investments and 19% other interest-earning assets (mostly cash) for the first nine months of 2021, compared to 73%, 13% and 14%, respectively, for the first nine months of 2020.
Tax-equivalent interest income was $114.7 million for the first nine months of 2021, up $2.8 million from the first nine months of 2020, and the related interest-earning asset yield was 3.51%, down 40 bps from the comparable period in 2020. Interest income on loans increased $2.6 million over the first nine months of 2020, with net decreases in interest rates more than offset by favorable volumes. The 2021 loan yield was 4.71%, down 14 bps from the first nine months of 2020, largely from the significantly lower rate environment impacting yields on new, renewed and variable rate loans. Between the comparable nine-month periods, interest income on non-loan earning assets combined grew $0.1 million to $10.3 million on higher average volumes (up 38%, mostly cash), though the yield declined 36 bps (to 0.99%) in the lower rate environment, mostly from the significantly higher cash.
Average interest-bearing liabilities were $2.8 billion, an increase of $216 million (8%), primarily due to the significant increase in deposits from government stimulus activities and deposited PPP loan proceeds, though also partly due to the timing of the Mackinac and Advantage acquisitions (in September 2021 and August 2020, respectively). The mix of average interest-bearing liabilities was 87% core deposits, 10% brokered deposits and 3% other funding for the first nine months of 2021, compared to 79%, 10% and 11%, respectively, for the first nine months of 2020.
Interest expense decreased to $9.5 million for the first nine months of 2021, down $6.3 million compared to the first nine months of 2020, on slightly higher volumes of average interest-bearing liabilities (up 8% to $2.8 billion) but at a lower overall cost of funds (down 35 bps to 0.45%). Interest expense on deposits decreased $5.4 million (41%) from the first nine months of 2020 given higher average interest-bearing deposit balances at a lower cost (down 37 bps to 0.38%) as product rate changes were made in the lower rate environment, and brokered deposits cost 23 bps less, largely from maturities of higher-costing term brokered funds procured during March-April 2020 under competitive conditions as part of previously discussed liquidity actions. Interest expense on other interest-bearing liabilities was down between the comparable nine-month periods, as interest expense on lower average balances (down $203 million) more than offset the higher rates related to the subordinated notes issued in July 2021 (up 164 bps to 2.87%).
Provision for Credit Losses
The provision for credit losses was $6.5 million for the nine months ended September 30, 2021 (comprised of $4.5 million related to the ACL-Loans, and $2.0 million for the ACL on unfunded commitments), compared to $9.0 million for the nine months ended September 30, 2020 (all related to the ACL-Loans). The 2021 provision for credit losses was mostly due to the Day 2 ACL increase from the Mackinac acquisition. In comparison, the provision for credit losses was significantly increased for most of 2020 given unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic, and the related credit stress on our customers, though tempered starting in late 2020 and continuing into 2021 as potential deterioration of loan quality metrics initially anticipated did not materialize.
The provision for credit losses is predominantly a function of Nicolet’s methodology and judgment as to qualitative and quantitative factors used to determine the appropriateness of the ACL-Loans and unfunded commitments. The appropriateness of the ACL-Loans is affected by changes in the size and character of the loan portfolio, changes in levels of collateral dependent and other nonperforming loans, historical losses and delinquencies in each portfolio segment, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect expected credit losses. The ACL for unfunded commitments is affected by many of the same factors as the ACL-Loans, as well as funding assumptions relative to lines of credit. See also Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures. For additional information regarding asset quality and the ACL-Loans, see “BALANCE SHEET ANALYSIS — Loans,” “— Allowance for Credit Losses - Loans,” and “— Nonperforming Assets.”

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Trust services fee income	$2,043	$1,628	$415	25%	$5,724	$4,717	$1,007	21%
Brokerage fee income	3,154	2,489	665	27	8,938	7,080	1,858	26
Mortgage income, net	4,808	9,675	(4,867)	(50)	17,637	21,965	(4,328)	(20)
Service charges on deposit accounts	1,314	1,037	277	27	3,541	3,075	466	15
Card interchange income	2,299	1,877	422	22	6,492	5,076	1,416	28
BOLI income	572	531	41	8	1,658	1,774	(116)	(7)
Other income	993	1,237	(244)	(20)	3,594	3,245	349	11
Noninterest income without net gains	15,183	18,474	(3,291)	(18)	47,584	46,932	652	1
Asset gains (losses), net	(1,187)	217	(1,404)	N/M	3,716	(1,185)	4,901	N/M
Total noninterest income	$13,996	$18,691	$(4,695)	(25)%	$51,300	$45,747	$5,553	12%
Trust services fee income & Brokerage fee income combined	$5,197	$4,117	$1,080	26%	$14,662	$11,797	$2,865	24%
N/M means not meaningful.
Noninterest income was $51.3 million for the first nine months of 2021, an increase of $5.6 million (12%) compared to $45.7 million for the comparable period of 2020. Noninterest income excluding net asset gains (losses) grew $0.7 million (1%) between the comparable nine-month periods, predominantly on higher wealth revenue (trust services and brokerage fee income combined) and card interchange income, partly offset by lower net mortgage income.
Trust services fee income and brokerage fee income combined were $14.7 million, up $2.9 million (24%) over the first nine months of 2020, consistent with the growth in accounts and assets under management.
Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $17.6 million, decreased $4.3 million (20%) between the comparable nine-month periods, predominantly on slowing mortgage activity from the record levels experienced in 2020. Gains on sales and capitalized gains combined decreased $5.7 million, while net servicing fees increased $0.1 million (with higher income on the larger portfolio serviced for others, partially offset by an increase in MSR amortization), the mortgage derivatives were $0.6 million favorable, and MSR impairment was down $0.6 million on slower paydown activity. See also “Lending-Related Commitments” and Note 7, “Goodwill and Other Intangibles and Mortgage Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.
Service charges on deposit accounts were up $0.5 million to $3.5 million for the nine months ended September 30, 2021, mainly as we waived certain fees during 2020 to provide economic relief to our customers at the inception of the pandemic.
Card interchange income grew $1.4 million (28%) between the comparable nine-month periods due to higher volume and activity, as activity was tempered starting late in first quarter 2020 with the onset of the pandemic, as well as cautionary spending of consumers given the economic uncertainty.
BOLI income was down $0.1 million between the comparable nine-month periods, attributable to BOLI death benefits received in 2020, partly offset by income on higher average balances from $3 million BOLI acquired with Advantage in August 2020.
Other income of $3.6 million for the nine months ended September 30, 2021 was up $0.3 million from the comparable 2020 period, largely due to the change in fair value of nonqualified deferred compensation plan assets from the significant market decline at the onset of the pandemic. See also “Noninterest Expense” for discussion on the offsetting fair value change to the nonqualified deferred compensation plan liabilities.
Net asset gains of $3.7 million for the first nine months of 2021 were primarily attributable to favorable fair value marks on equity securities (including $3.5 million from the second quarter 2021 initial public offering of an equity investment), while net asset losses of $1.2 million for the first nine months of 2020 were primarily attributable to unfavorable fair value marks on equity securities (reflecting the significant market declines at the onset of the pandemic).

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2021	2020	Change	% Change	2021	2020	Change	% Change
Personnel	$16,927	$14,072	$2,855	20%	$49,127	$41,877	$7,250	17%
Occupancy, equipment and office	5,749	4,051	1,698	42	13,939	12,616	1,323	10
Business development and marketing	1,654	810	844	104	3,853	4,683	(830)	(18)
Data processing	2,939	2,612	327	13	8,408	7,574	834	11
Intangibles amortization	758	834	(76)	(9)	2,400	2,707	(307)	(11)
FDIC assessments	480	347	133	38	1,555	347	1,208	N/M
Merger-related expense	2,793	151	2,642	N/M	3,449	853	2,596	N/M
Other expense	1,761	808	953	118	7,158	4,695	2,463	52
Total noninterest expense	$33,061	$23,685	$9,376	40%	$89,889	$75,352	$14,537	19%
Non-personnel expenses	$16,134	$9,613	$6,521	68%	$40,762	$33,475	$7,287	22%
Average full-time equivalent (“FTE”) employees	646	523	123	24%	591	553	38	7%
N/M means not meaningful.

Noninterest expense was $89.9 million, an increase of $14.5 million (19%) over the first nine months of 2020. Personnel costs increased $7.3 million (17%), while non-personnel expenses combined increased $7.3 million (22%) compared to the first nine months of 2020.
Personnel expense was $49.1 million for the nine months ended September 30, 2021, an increase of $7.3 million from the comparable period in 2020. The increase in personnel was largely due to higher equity and other incentives commensurate with the strong earnings for the first part of 2021, as well as an increase in salaries from merit increases between the periods and higher average FTEs (mostly from the acquisition of Mackinac). Personnel expense was also impacted by the change in the fair value of nonqualified deferred compensation plan liabilities from the significant market decline at the onset of the pandemic. See also “Noninterest Income” for discussion on the offsetting fair value change to the nonqualified deferred compensation plan assets.
Occupancy, equipment and office expense was $13.9 million for the first nine months of 2021, up $1.3 million (10%) compared to the first nine months of 2020, as 2021 included $0.9 million of accelerated depreciation and write-offs related to branch closures, as well as higher expense for the expanded branch network with the Mackinac acquisition and additional expense for software and technology solutions to drive operational efficiency, and enhance products or services. In addition, second quarter 2020 included $0.5 million of accelerated depreciation and write-offs related to branch closures.
Business development and marketing expense was $3.9 million, down $0.8 million (18%), between the comparable nine-month periods, largely due to the $1.25 million micro-grant program in second quarter 2020 (which provided funds directly to customers who otherwise qualified for small PPP loans of less than $5,000, as a more cost beneficial result for the customer), as well as lower marketing costs from differences in the timing and extent of donations, marketing campaigns, promotions, and media.
Data processing expense was $8.4 million, up $0.8 million (11%) between the comparable nine-month periods, mostly due to volume-based increases in core processing charges, as well as the larger operating base with the Mackinac acquisition.
Intangibles amortization decreased $0.3 million between the comparable nine-month periods mainly from declining amortization on the aging intangibles of previous acquisitions, partly offset by amortization from the new intangibles of recent acquisitions.
FDIC assessments increased to $1.6 million for the first nine months of 2021 as the small bank assessment credits were fully utilized during third quarter 2020 and also reflecting the higher assessment base.
Other expense was $7.2 million, up $2.5 million (52%) between the comparable nine-month periods, mostly due to an increase in director fees (reflective of the additional complexity of a larger company, including the addition of two new directors), higher professional fees, costs to carry closed bank branches, and overall higher expenses related to the larger operating base. In addition, 2021 included a $2.1 million contract termination charge, while 2020 included $1.0 million of lease termination charges related to branch closures and $0.5 million to terminate the Commerce merger agreement.
Income Taxes
Income tax expense was $15.0 million (effective tax rate of 25.22%) for the first nine months of 2021, compared to $14.3 million (effective tax rate of 25.27%) for the comparable period of 2020.

Income Statement Analysis – Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020
Net income was $7.8 million for the three months ended September 30, 2021, compared to $18.1 million for the three months ended September 30, 2020. Earnings per diluted common share was $0.73 for third quarter 2021, compared to $1.72 for third quarter 2020.
Tax-equivalent net interest income was $35.4 million for third quarter 2021, comprised of net interest income of $35.2 million ($2.6 million or 8% over third quarter 2020), and a tax-equivalent adjustment of $0.2 million (essentially unchanged from third quarter 2020). Tax-equivalent interest income increased $1.5 million between the third quarter periods, with $2.9 million from stronger volumes (led by average loans which grew $205 million or 7% over third quarter 2020, including both organic loan growth and one month of the loans acquired with Mackinac, net of PPP loan forgiveness), partly offset by $1.4 million from lower yields. In addition, growth in other interest-earning assets (mostly cash) also contributed to the stronger volumes between the comparable third quarter periods, increasing $198 million (23%) to represent 22% of interest-earning assets for third quarter 2021, compared to 20% for third quarter 2020. Interest expense decreased $1.2 million from third quarter 2020, as the impact of the lower interest rate environment more than offset the higher average deposit balances. For additional information regarding average balances, net interest income and net interest margin, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”
The net interest margin for third quarter 2021 was 2.94%, down from 3.06% for third quarter 2020, influenced by the changing balance sheet mix with higher levels of low-earning cash. The yield on interest-earning assets of 3.24% declined 26 bps from third quarter 2020. The yield on loans excluding PPP loans was 4.37%, 52 bps lower than third quarter 2020 mostly attributable to the impact of the lower interest rate environment on variable loans offset partly by floors and the mix of fixed rate loans. The cost of funds of 0.46% declined 18 bps between the comparable quarters as deposit costs were adjusted down in the lower interest rate environment, and third quarter 2020 was also influenced by the the inclusion of PPPLF funds costing 35 bps.
Provision for credit losses was $6.0 million for third quarter 2021 (comprised of $4.0 million related to the ACL-Loans, and $2.0 million for the ACL on unfunded commitments), compared to provision for credit losses of $3.0 million for third quarter 2020. The 2021 provision for credit losses was mostly due to the Day 2 ACL increase from the Mackinac acquisition as net charge-offs were negligible (at 0.01% for year-to-date 2021) and asset quality metrics remain strong, while the 2020 provision reflected the unknown magnitude of the evolving impact of credit stress on our customers arising from pandemic-based business disruptions and other recessionary conditions. For additional information regarding the allowance for credit losses-loans and asset quality, see “BALANCE SHEET ANALYSIS — Allowance for Credit Losses - Loans” and “BALANCE SHEET ANALYSIS — Nonperforming Assets.”
Noninterest income was $14.0 million for third quarter 2021, a decrease of $4.7 million (25%) from third quarter 2020. Noninterest income excluding net asset gains (losses) was down $3.3 million (18%) between the comparable third quarter periods, predominantly on lower net mortgage income. Net mortgage income of $4.8 million for third quarter 2021 was down $4.9 million (50%) from third quarter 2020, predominantly on slowing mortgage activity from the record levels experienced in 2020, including lower sale gains and capitalized gains combined (down $5.8 million, commensurate with the lower volumes sold into the secondary market), partly offset by a $0.2 million favorable change in the fair value of the mortgage derivatives, and $0.7 million lower MSR asset impairment given slower refinance activity. Trust services fee income and brokerage fee income combined was up $1.1 million (26%), consistent with the growth in assets under management. Service charges on deposit accounts grew $0.3 million to $1.3 million for third quarter 2021, mainly as we waived certain fees during third quarter 2020 to provide economic relief to our customers at the inception of the pandemic. Card interchange income grew $0.4 million (22%) due to higher volume and activity. Net asset losses of $1.2 million in third quarter 2021 were primarily attributable to fair value marks on equity securities, compared to net asset gains of $0.2 million in third quarter 2020. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”
Noninterest expense was $33.1 million for third quarter 2021, an increase of $9.4 million (40%) from third quarter 2020, including a $2.9 million increase in personnel expense and a $6.5 million increase in non-personnel expenses. The increase in personnel was largely due to higher equity and other incentives commensurate with the strong earnings for the first part of 2021, as well as an increase in salaries from merit increases between the periods and higher average FTEs (mostly from the acquisition of Mackinac). Occupancy, equipment, and office of $5.7 million was up $1.7 million (42%), as 2021 included $0.9 million of accelerated depreciation and write-offs related to branch closures, as well as higher expense for the expanded branch network with the Mackinac acquisition and additional expense for software and technology solutions to drive operational efficiency, and enhance products or services. Business development and marketing of $1.7 million increased $0.8 million versus third quarter 2020 due to higher marketing costs from differences in the timing and extent of donations, marketing campaigns, promotions, and media. Data processing expense was $2.9 million, up $0.3 million (13%) between the comparable third quarter periods, mostly due to volume-based increases in core processing charges, as well as the larger operating base with the Mackinac acquisition. FDIC assessments increased to $0.5 million for third quarter 2021 as the small bank assessment credits were fully utilized during third quarter 2020 and also reflecting the higher assessment base. Other expense was $1.8 million, up $1.0 million between the comparable third quarter periods, mostly due to an increase in director fees (reflective of the additional complexity of a larger company, including the addition of two new directors in third quarter 2021), higher professional fees, costs to carry closed bank branches, and overall higher expenses related to the larger operating base. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”
Income tax expense for third quarter 2021 was $2.3 million, with an effective tax rate of 22.68%, compared to income tax expense of $6.4 million and an effective tax rate of 26.19% for third quarter 2020.

BALANCE SHEET ANALYSIS
At September 30, 2021, period end assets were $6.4 billion, up $1.9 billion (41%) from December 31, 2020, mostly due to the Mackinac acquisition which added total assets of $1.5 billion at acquisition. The increase in assets from year-end 2020 included a $744 million increase in loans, a $548 million increase in cash and cash equivalents, and a $226 million increase in investment securities. Total deposits of $5.4 billion at September 30, 2021, were up $1.5 billion from December 31, 2020, also mostly attributable to the Mackinac acquisition. Total stockholders’ equity was $729 million, an increase of $190 million from December 31, 2020, primarily from the common stock issued in the Mackinac acquisition and retained earnings, partly offset by stock repurchases and negative net fair value investment changes.
Compared to September 30, 2020, assets were $6.4 billion, up $1.7 billion (36%) from September 30, 2020, also mainly due to the Mackinac acquisition. The increase in assets from September 30, 2020 included a $624 million increase in loans, a $497 million increase in cash and cash equivalents, and a $230 million increase in investment securities. On the funding side, deposits increased $1.7 billion (46%) over September 30, 2020, while total borrowings decreased $262 million due to the early repayment of PPPLF funding given the strong core deposit base. Stockholders’ equity increased $191 million from September 30, 2020, primarily due to common stock issued in the Mackinac acquisition and net income, partially offset by stock repurchases over the year and negative net fair value investment changes.

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
Prior to the acquisition of Mackinac, Nicolet serviced a diverse customer base throughout northeastern and central Wisconsin and in Menominee, Michigan. With the acquisition of Mackinac on September 3, 2021, the Company has expanded into Northern Michigan and the Upper Peninsula of Michigan, as well as adding to its presence in upper northeastern Wisconsin. The Company concentrates on originating loans in its local markets and assisting its current loan customers. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to multiple numbers of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2021, no significant industry concentrations existed in Nicolet’s portfolio in excess of 10% of total loans.
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

Table 6: Period End Loan Composition

	September 30, 2021		December 31, 2020		September 30, 2020
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$887,910	25%	$750,718	27%	$735,531	25%
PPP loans	68,347	2	186,016	7	335,236	12
Owner-occupied CRE	697,816	20	521,300	19	499,605	17
Agricultural	112,409	3	109,629	4	111,022	4
Commercial	1,766,482	50	1,567,663	57	1,681,394	58
CRE investment	662,871	19	460,721	16	475,050	16
Construction & land development	173,971	5	131,283	5	121,647	4
Commercial real estate	836,842	24	592,004	21	596,697	20
Commercial-based loans	2,603,324	74	2,159,667	78	2,278,091	78
Residential construction	59,611	2	41,707	1	57,496	2
Residential first mortgage	688,491	19	444,155	16	428,017	15
Residential junior mortgage	130,279	4	111,877	4	112,173	4
Residential real estate	878,381	25	597,739	21	597,686	21
Retail & other	51,493	1	31,695	1	33,016	1
Retail-based loans	929,874	26	629,434	22	630,702	22
Total loans	$3,533,198	100%	$2,789,101	100%	$2,908,793	100%
Total loans ex. PPP loans	$3,464,851	98%	$2,603,085	93%	$2,573,557	88%
As noted in Table 6 above, the loan portfolio at September 30, 2021, was 74% commercial-based and 26% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any. PPP loans, however, initially added during second quarter 2020, are fully guaranteed by the SBA, warranting no credit loss provisions.
At September 30, 2021, loans were $3.5 billion, $744 million (27%) higher than December 31, 2020, largely due to the acquisition of Mackinac, which added loans of $930 million at acquisition, partly offset by the transfer of $177 million of loans to other assets held for sale in anticipation of the previously announced sale of the Birmingham, Michigan branch. Commercial-based loans of $2.6 billion increased $444 million since December 31, 2020, including a $118 million decrease in the net carrying value of PPP loans (with the additional $160 million from the latest round of PPP loans, more than offset by continued PPP loan forgiveness). Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and represented 25% of the total portfolio at September 30, 2021.
Residential real estate loans of $878 million grew $281 million (47%) from year-end 2020, to represent 25% of total loans at September 30, 2021. Residential first mortgage loans include conventional first-lien home mortgages, while residential junior mortgage real estate loans consist mainly of home equity lines and term loans secured by junior mortgage liens. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential real estate mortgage loans are sold in the secondary market with servicing rights retained. Nicolet’s mortgage loans are typically of high quality and have historically had low net charge-off rates.
Retail and other loans were up $20 million from year-end 2020, and represented approximately 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate.

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
Management allocates the ACL-Loans by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve is established for individually evaluated credit-deteriorated loans, which management defines as nonaccrual credit relationships over $250,000, collateral dependent loans, purchased credit-deteriorated loans, and other loans with evidence of credit deterioration. The specific reserve in the ACL-Loans for these credit deteriorated loans is equal to the aggregate collateral or discounted cash flow shortfall. Second, management allocates the ACL-Loans with historical loss rates by loan segment. The loss factors are measured on a quarterly basis and applied to each loan segment based on current loan balances and projected for their expected remaining life. Next, management allocates ACL-Loans using the qualitative factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the historical loss experience of each loan segment. Lastly, management considers reasonable and supportable forecasts to assess the collectability of future cash flows.
At September 30, 2021, the ACL-Loans was $38.4 million (representing 1.09% of period end loans and 1.11% of period end loans excluding PPP loans) compared to $32.2 million at December 31, 2020 and $31.4 million at September 30, 2020. The change in the ACL-Loans from year-end 2020 was mostly due to the Mackinac acquisition, including $4.0 million of provision added for the Day 2 allowance and $1.9 million related to purchased credit deteriorated loans. The increase in the ACL-Loans from September 30, 2020 was also largely due to the Mackinac acquisition. Net charge-offs (0.01% of average loans, annualized) remain negligible. The components of the ACL-Loans are detailed further in Table 7 below.

Table 7: Allowance for Credit Losses - Loans

	Nine Months Ended		Year Ended
(in thousands)	September 30, 2021	September 30, 2020	December 31, 2020
ACL-Loans:
Balance at beginning of period	$32,173	$13,972	$13,972
Adoption of CECL	—	8,488	8,488
Initial PCD ACL	—	797	797
Total impact for adoption of CECL	—	9,285	9,285
ACL on PCD loans acquired	1,896	—	—
Provision for credit losses	4,500	9,000	10,300
Charge-offs	(436)	(1,002)	(1,689)
Recoveries	266	133	305
Net (charge-offs) recoveries	(170)	(869)	(1,384)
Balance at end of period	$38,399	$31,388	$32,173
Net loan (charge-offs) recoveries:
Commercial & industrial	$(31)	$(512)	$(692)
Owner-occupied CRE	—	(257)	(449)
Agricultural	(48)	—	—
CRE investment	(2)	(20)	(190)
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	(34)	7	9
Residential junior mortgage	4	18	67
Retail & other	(59)	(105)	(129)
Total net (charge-offs) recoveries	$(170)	$(869)	$(1,384)
Ratios:
ACL-Loans to total loans	1.09%	1.08%	1.15%
ACL-Loans to total loans ex. PPP loans	1.11%	1.22%	1.24%
Net charge-offs to average loans, annualized	0.01%	0.04%	0.05%
Net charge-offs to average loans ex. PPP loans, annualized	0.01%	0.05%	0.05%

Nonperforming Assets
As part of its overall credit risk management process, management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized. Management continues to actively work with customers and monitor credit risk from the ongoing economic disruptions surrounding the COVID-19 pandemic. Since the pandemic started, approximately 1,000 loans were provided temporary payment modifications, and as of September 30, 2021, only 2 loans remain under temporary payment modification structure. In addition, at September 30, 2021, 14 loans with a current balance of $5 million have been classified as troubled debt restructurings (included in Table 8 below), with $2 million reflected as performing troubled debt restructurings and the remainder in nonaccrual). See also Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for further disclosures on credit quality. For additional information see also “BALANCE SHEET ANALYSIS – Loans” and “BALANCE SHEET ANALYSIS – Allowance for Credit Losses-Loans.”
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”). At September 30, 2021, nonperforming assets were $21 million, comprised of $17 million of nonaccrual loans and $4 million of OREO, and represented 0.33% of total assets, compared to $13 million or 0.29% of total assets at December 31, 2020. The increase in nonperforming assets was largely due to the acquisition of Mackinac.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $13 million (0.4% of loans) and $21 million (0.7% of loans) at September 30, 2021 and December 31, 2020, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.
Table 8: Nonperforming Assets

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Nonperforming loans:
Commercial & industrial	$1,778	$2,646	$3,011
Owner-occupied CRE	2,990	1,869	2,471
Agricultural	1,782	1,830	2,297
Commercial	6,550	6,345	7,779
CRE investment	4,249	1,488	911
Construction & land development	1,093	327	533
Commercial real estate	5,342	1,815	1,444
Commercial-based loans	11,892	8,160	9,223
Residential construction	—	—	—
Residential first mortgage	4,495	823	1,312
Residential junior mortgage	232	384	411
Residential real estate	4,727	1,207	1,723
Retail & other	96	88	51
Retail-based loans	4,823	1,295	1,774
Total nonaccrual loans	16,715	9,455	10,997
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$16,715	$9,455	$10,997
Nonaccrual loans (included above) covered by SBA guarantee	$1,729	$1,265	$(1,172)
OREO:
Commercial real estate owned	$1,219	$—	$—
Residential real estate owned	355	—	—
Bank property real estate owned	2,895	3,608	1,000
Total OREO	4,469	3,608	1,000
Total nonperforming assets	$21,184	$13,063	$11,997
Performing troubled debt restructurings	$2,103	$2,120	$—
Ratios:
Nonperforming loans to total loans	0.47%	0.34%	0.38%
Nonperforming assets to total loans plus OREO	0.60%	0.47%	0.41%
Nonperforming assets to total assets	0.33%	0.29%	0.25%
ACL-Loans to nonperforming loans	230%	340%	285%

Deposits
Deposits represent Nicolet’s largest source of funds. The deposit levels have been heavily influenced by the ongoing economic uncertainty, government stimulus payments and other directives related to the pandemic, which reduced spending and increased liquidity of consumers and businesses, as well as by PPP loan proceeds retained on deposit by corporate borrowers. In addition, Mackinac added deposits of $1.4 billion at acquisition. The deposit composition is presented in Table 9 below.
Total deposits of $5.4 billion at September 30, 2021, increased $1.5 billion (39%) from December 31, 2020, largely due to the Mackinac acquisition. Core customer deposits increased $1.5 billion, while brokered deposits increased $32 million. The growth in deposits was also aided by additional government stimulus payments and new PPP funds on deposit.
Compared to September 30, 2020, total deposits increased $1.7 billion (46%), also largely due to the Mackinac acquisition. Customer core deposits increased $1.7 billion, while brokered deposits grew $30 million. The increase in total deposits since September 30, 2020 was also influenced by the liquidity objectives of consumers and businesses in very uncertain times noted above.

Table 9: Period End Deposit Composition

	September 30, 2021		December 31, 2020		September 30, 2020
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,852,119	34%	$1,212,787	31%	$1,135,384	30%
Money market and interest-bearing demand	2,154,557	40%	1,551,325	40%	1,432,667	39%
Savings	775,281	14%	521,814	13%	480,745	13%
Time	646,817	12%	624,473	16%	664,012	18%
Total deposits	$5,428,774	100%	$3,910,399	100%	$3,712,808	100%
Brokered transaction accounts	$152,858	3%	$46,340	1%	$35,975	1%
Brokered and listed time deposits	204,202	4%	278,521	7%	290,827	8%
Total brokered deposits	$357,060	7%	$324,861	8%	$326,802	9%
Customer transaction accounts	$4,629,099	85%	$3,239,586	83%	$3,012,821	81%
Customer time deposits	442,615	8%	345,952	9%	373,185	10%
Total customer deposits (core)	$5,071,714	93%	$3,585,538	92%	$3,386,006	91%

Lending-Related Commitments
As of September 30, 2021 and December 31, 2020, Nicolet had the following off-balance sheet lending-related commitments.
Table 10: Commitments

(in thousands)	September 30, 2021	December 31, 2020
Commitments to extend credit	$1,111,156	$950,287
Financial standby letters of credit	13,947	8,241
Performance standby letters of credit	8,821	8,366
Interest rate lock commitments to originate residential mortgage loans held for sale (included above in commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the notional amounts represented $78 million and $320,000, respectively, at September 30, 2021. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale represented $113 million and $20 million, respectively, at December 31, 2020. The net fair value of these mortgage derivatives combined was a gain of $104,000 at September 30, 2021 compared to a loss of $244,000 at December 31, 2020.

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
Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of additional brokered deposits or other wholesale funding. At September 30, 2021, approximately 20% of the $765 million investment securities portfolio was pledged to secure public deposits, as applicable, and for other purposes as required by law. Additional funding sources at September 30, 2021, consist of $175 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $219 million, and borrowing capacity in the brokered deposit market.
In consideration of the funds availability for the Bank and the current high levels of cash in a very low interest rate environment, management has taken prudent pricing actions on deposits and loans, as well as actions to reduce non-deposit funding. Brokered deposits have matured without renewal and selected FHLB advances were repaid early.

Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, debt service requirements, and when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. At September 30, 2021, the Parent Company had $85 million in cash. Additional cash sources, among others, available to the Parent Company include its $10 million available and unused line of credit, and access to the public or private markets to issue new equity, subordinated notes or other debt. On July 7, 2021, Nicolet completed the private placement of $100 million in fixed-to-floating rate subordinated notes (the “Notes”) due in 2031. (See Note 8, “Short and Long-Term Borrowings” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional information on the new Notes). Dividends from the Bank and, to a lesser extent, stock option exercises, also represent significant sources of cash flows for the Parent Company.
Cash and cash equivalents at September 30, 2021 and December 31, 2020 were $1.4 billion and $803 million, respectively. The increase in cash and cash equivalents since year-end 2020 included $52 million net cash provided by operating activities (mostly earnings), $267 million net cash provided by investing activities (with net cash received in the Mackinac acquisition exceeding cash payments to fund loan growth and net investment purchases), and $228 million net cash provided by financing activities (mostly deposit growth and proceeds received from the subordinated notes issuance). Management believes its liquidity resources were sufficient as of September 30, 2021 to fund loans, accommodate deposit cycles and trends, and to meet other cash needs as necessary in these unsettled times.

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
Among other scenarios, Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned earlier and reflect the changed interest rate environment, partly in response to the pandemic. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at September 30, 2021 and December 31, 2020, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 11 below. The results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps and given the relatively short nature of the Company’s balance sheet, reflect a largely unchanged risk position as expected.
Table 11: Interest Rate Sensitivity

	September 30, 2021	December 31, 2020
200 bps decrease in interest rates	(0.3)%	(0.8)%
100 bps decrease in interest rates	(0.3)%	(0.8)%
100 bps increase in interest rates	1.3%	4.0%
200 bps increase in interest rates	2.8%	8.1%

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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At September 30, 2021, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.
Table 12: Capital

	At or for the Nine Months Ended	At or for the Year Ended
($ in thousands)	September 30, 2021	December 31, 2020
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$33,680	$40,544
Common stock repurchased during the period (full shares)	447,898	646,748
Company Risk-Based Capital:
Total risk-based capital	$615,052	$406,325
Tier 1 risk-based capital	488,620	385,068
Common equity Tier 1 capital	464,355	361,162
Total capital ratio	14.6%	12.9%
Tier 1 capital ratio	11.6%	12.2%
Common equity tier 1 capital ratio	11.0%	11.4%
Tier 1 leverage ratio	9.6%	9.0%
Bank Risk-Based Capital:
Total risk-based capital	$515,152	$351,081
Tier 1 risk-based capital	487,622	329,824
Common equity Tier 1 capital	487,622	329,824
Total capital ratio	12.3%	11.2%
Tier 1 capital ratio	11.6%	10.5%
Common equity tier 1 capital ratio	11.6%	10.5%
Tier 1 leverage ratio	9.8%	7.8%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. During the first nine months of 2021, $34 million was utilized to repurchase and cancel 447,898 shares of common stock, at an average per share cost of $75.20, pursuant to our common stock repurchase program. On August 17, 2021, Nicolet’s board authorized an increase to the program of $40 million. As a result, at September 30, 2021, there remained $47 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Following are Nicolet’s monthly common stock purchases during the third quarter of 2021.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
July 1 – July 31, 2021	83,585	$70.95	83,585
August 1 – August 31, 2021	151,916	$74.68	150,009
September 1 – September 30, 2021	75	$—	—
Total	235,576	$73.35	233,594	630,500
(a)During third quarter 2021, the Company repurchased 75 common shares for minimum tax withholding settlements on restricted stock and 1,907 common shares were repurchased to satisfy the exercise price and / or tax withholding requirements of stock options. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors' authorization.
(b)During third quarter 2021, Nicolet utilized $17.1 million to repurchase and cancel 233,594 shares of common stock pursuant to our common stock repurchase program. On August 17, 2021, Nicolet’s board authorized an increase to the program of $40 million. As a result, at September 30, 2021, approximately $47 million remained available under this common stock repurchase program, or approximately 630,500 shares of common stock (based upon the closing stock price of $74.18 on September 30, 2021).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit Number	Description
2.1	Agreement and Plan of Merger Between Nicolet Bankshares, Inc. and Mackinac Financial Corporation, dated April 12, 2021 (1)
2.2	Agreement and Plan of Merger Between Nicolet Bankshares, Inc. and County Bancorp, Inc., dated June 22, 2021 (2)
4.1	Indenture, dated as of July 7, 2021, by and between Nicolet Bankshares, Inc. and U.S. Bank National Association, as trustee (3)
4.2	Form of 3.125% Fixed-to-Floating Rate Subordinated Note due 2031 of Nicolet Bankshares, Inc. (3)
10.1	Form of Subordinated Note Purchase Agreement, dated as of July 7, 2021, by and between Nicolet Bankshares, Inc. and the several Purchasers (3)
10.2	Form of Registration Rights Agreement, dated as of July 7, 2021, by and between Nicolet Bankshares, Inc. and the several Purchasers (3)
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	The XBRL Instance Document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document (4)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Incorporated by reference to the exhibit of the same number in the Registrant’s Current Report on Form 8-K filed on April 12, 2021.
(2) Incorporated by reference to Exhibit 2.1 in the Registrant’s Current Report on Form 8-K filed on June 22, 2021.
(3) Incorporated by reference to the exhibit of the same number in the Registrant’s Current Report on Form 8-K filed on July 7, 2021.
(4) Includes the following financial information included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

October 29, 2021	/s/ Michael E. Daniels
Michael E. Daniels
President and Chief Executive Officer

October 29, 2021	/s/ H. Phillip Moore, Jr.
H. Phillip Moore, Jr.
Chief Financial Officer