Form 10-K
period 2021-12-31
NICOLET BANKSHARES INC
filed 2022-02-25
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021
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
Large accelerated filer ☐         Accelerated filer ☒
Non-accelerated filer ☐         Smaller reporting company ☐         Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $613 million based on the closing sale price of $70.34 per share as reported on Nasdaq on June 30, 2021.
As of February 23, 2022 13,589,091 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement (the “2022 Proxy Statement”) for the 2022 Annual Meeting of Shareholders to be held on May 9, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K by reference.

Nicolet Bankshares, Inc.

Forward-Looking Statements
Statements made in this Annual Report on Form 10-K and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements are neither statements of historical fact nor assurance of future performance and generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about our future performance, operations, products and services, and should be viewed with caution. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those implied or anticipated by the statements. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors, many of which are beyond Nicolet’s control that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Item 1A of this Report, “Risk Factors”, include but are not necessarily limited to the following:
•the COVID-19 pandemic and its continuing effects on our business (including the diversion of management time and resources) as well as the business, customers, employees and third-party service providers of Nicolet or any of its acquisition targets;
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
•potential difficulties in identifying and integrating the operations of future acquisition targets with those of Nicolet;
•cybersecurity risks and the vulnerability of our network and online banking portals, and the systems or parties with whom we contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches that could adversely affect our business and financial performance or reputation;
•changes in accounting standards, rules and interpretations and the related impact on Nicolet’s financial statements;
•compliance or operational risks related to new products, services, ventures, or lines of business, if any, that Nicolet may pursue or implement;
•changes in monetary and tax policies;
•changes occurring in business conditions and inflation;
•our ability to attract and retain key personnel;
•examinations by our regulatory authorities, including the possibility that the regulatory authorities may, among other things, require us to increase our allowance for credit losses, write-down assets, or take other actions;
•risks associated with actual or potential information gatherings, investigations or legal proceedings by customers, regulatory agencies or others;
•the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as weather events, natural disasters, epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs;
•each of the factors and risks under the heading “Risk Factors” in our 2021 Annual Report on Form 10-K and in subsequent filings we make with the SEC; and
•the risk that Nicolet’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements.

PART I
ITEM 1. BUSINESS
General
Nicolet Bankshares, Inc. (individually referred to herein as the “Parent Company” and together with all its subsidiaries collectively referred to herein as “Nicolet,” the “Company,” “we,” “us” or “our”) is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Wisconsin. At December 31, 2021, Nicolet had total assets of $7.7 billion, loans of $4.6 billion, deposits of $6.5 billion and total stockholders’ equity of $892 million. For the year ended December 31, 2021, Nicolet earned net income of $61 million, or $5.44 per diluted common share.
Nicolet was founded upon five core values (Be Real, Be Responsive, Be Personal, Be Memorable, and Be Entrepreneurial) which are embodied within each of our employees and create a distinct competitive positioning in the markets within which we operate. Our mission is to be the lead community bank within the communities we serve, while our vision is to optimize the long-term return to our customers and communities, employees and shareholders (the “3 Circles”).
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
Nicolet conducts its primary operations through its wholly owned subsidiary, Nicolet National Bank, a commercial bank which was organized in 2000 as a national bank under the laws of the United States and opened for business, in Green Bay, Wisconsin, on November 1, 2000 (referred to herein as the “Bank”). At December 31, 2021, the Parent Company also wholly owns a registered investment advisory firm, Nicolet Advisory Services, LLC (“Nicolet Advisory”), that provides brokerage and investment advisory services to customers, and Nicolet Insurance Services, LLC (“Nicolet Insurance”), acquired in 2021, was formed to facilitate the delivery of a crop insurance product associated with Nicolet’s agricultural lending. At December 31, 2021, the Bank wholly owns an investment subsidiary based in Nevada, an entity that owns the building in which Nicolet is headquartered, and a subsidiary that provides a web-based investment management platform for financial advisor trades and related activity. Other than the Bank, these subsidiaries are closely related to or incidental to the business of banking and none are individually or collectively significant to Nicolet’s financial position or results as of December 31, 2021.
Nicolet’s profitability is significantly dependent upon net interest income (interest income earned on loans and other interest-earning assets such as investments, net of interest expense on deposits and other borrowed funds), and noninterest income sources (including but not limited to service charges on deposits, trust and brokerage fees, card interchange income, and mortgage income from sales of residential mortgages into the secondary market), offset by the level of the provision for credit losses, noninterest expense (largely employee compensation and overhead expenses tied to processing and operating the Bank’s business), and income taxes.
Since its opening in late 2000, though more prominently since 2013, Nicolet has supplemented its organic growth with branch purchase and acquisition transactions. Merger and acquisition (“M&A”) activity has continued to be a source of strong growth for Nicolet, including the successful completion of nine acquisitions since 2012. For information on recent transactions, see Note 2, “Acquisitions,” of the Notes to Consolidated Financial Statements under Part II, Item 8.
Products and Services Overview
Nicolet’s principal business is banking, consisting of lending and deposit gathering, as well as ancillary banking-related products and services, to businesses and individuals of the communities it serves, and the operational support to deliver, fund and manage such banking products and services. Additionally, trust, brokerage and other investment management services predominantly for individuals and retirement plan services for business customers are offered. Nicolet delivers its products and services principally through 52 bank branch locations, online banking, mobile banking and an interactive website. Nicolet’s call center also services customers.
Nicolet offers a variety of loans, deposits and related services to business customers (especially small and medium-sized businesses and professional concerns), including but not limited to: business checking and other business deposit products and cash management services, international banking services, business loans, lines of credit, commercial real estate financing, construction loans, agricultural real estate or production loans, and letters of credit, as well as retirement plan services. Similarly, Nicolet offers a variety of banking products and services to consumers, including but not limited to: residential mortgage loans and mortgage refinancing, home equity loans and lines of credit, residential construction loans, personal loans, checking, savings and money market accounts, various certificates of deposit and individual retirement accounts, safe deposit boxes, and personal brokerage, trust and fiduciary services. Nicolet also provides online services including commercial, retail and trust online banking, automated bill payment, mobile banking deposits and account access, remote deposit capture, and other services such as wire transfers, debit cards, credit cards, pre-paid gift cards, direct deposit, and official bank checks.
Lending is critical to Nicolet’s balance sheet and earnings potential. Nicolet seeks creditworthy borrowers principally within the geographic area of its branch locations. As a community bank with experienced commercial lenders and residential mortgage lenders, our primary lending function is to make loans in the following categories:
•commercial-related loans, consisting of:
◦commercial, industrial, and business loans and lines;
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
Human Capital Resources
At December 31, 2021, Nicolet had 856 full-time equivalent employees and 876 headcount employees. None of our employees are represented by unions.
As noted under “General”, our mission is to be the lead community bank within the communities we serve, while our vision is to optimize the long-term return to our customers and communities, employees and shareholders (the “3 Circles”), guided by our five core values. Meaningful execution on the mission and vision comes from all employees embodying the core values and the 3 Circles in their decision-making and daily actions for their customers and communities.
Attracting and retaining talented team members is key to Nicolet’s ability to execute on its mission and vision; thus, we take a comprehensive approach to support the financial, physical, and emotional well-being of our team members. Our financial well-being includes a company match 401(k) plan, health savings accounts, Employee Stock Purchase Plan, education and adoption assistance programs. The physical well-being of our team members is supported by the Company’s health, dental, vision, life and various other insurance options, as well as a wellness program that helps employees lose weight to lead a healthy and balanced lifestyle. For emotional well-being, we provide paid time off, an employee assistance program, and fitness membership discounts.
We support the communities we serve through our employees’ dedication to giving back and we regularly sponsor local community events so that our employees can better integrate themselves in our communities. We believe that our employees’ well-being and personal and professional development is fostered by our outreach to the communities we serve. We support and encourage our employees’ desire for active community involvement by promoting causes of interest to employees, flexible schedules to support volunteerism, and giving of money to charities, community events or community organizations also served by employee volunteers. This includes Nicolet National Foundation, Inc., a public charity formed near our opening as a way for employees to give back, with 100% of the monies given by employees going directly back into our communities based on recommendations from our employees, and a 100% match of employee giving by the Bank to further support our community giving over time.
Nicolet believes that employee diversity is directly linked to organizational performance and is committed to diversity and inclusion, including women, minorities, age, individuals with disabilities, culture, and life experiences, among others. In support of this, all employees complete annual diversity training, managers complete additional diversity training in management foundation training, and we expect our employees to be active in promoting diversity within the Company and communities we serve. Nicolet also analyzes pay practices to seek to ensure we are fair and equitable among our diverse employee population. Our workforce at year end 2021 was 76% women, 24% men, and 42% of all officer titles were women.

Market Area and Competition
The Bank is a full-service community bank, providing services ranging from commercial, agricultural, and consumer banking to wealth management and retirement plan services. Nicolet operates in Northeast and Central Wisconsin, Northern Michigan and the upper peninsula of Michigan. Nicolet markets its services to owner-managed companies, the individual owners of these businesses, and other residents of its market area, which at December 31, 2021 is through 52 branches located principally within the geographic area of its branch locations.
The financial services industry is highly competitive. Nicolet competes for loans, deposits and wealth management or financial services in all its principal markets. Nicolet competes directly with other bank and nonbank institutions located within our markets (some that may have an established customer base or name recognition), internet-based banks, out-of-market banks that advertise or otherwise serve its markets, money market and other mutual funds, brokerage houses, mortgage companies, insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current or procure new customers, obtain new loans and deposits, increase the scope and type of products or services offered, and offer competitive interest rates paid on deposits or earned on loans, as well as to deliver other aspects of banking competitively. Many of Nicolet’s competitors may enjoy competitive advantages, including greater financial resources, fewer regulatory requirements, broader geographic presence, more accessible branches or more advanced technology to deliver products or services, more favorable pricing alternatives and lower origination or operating costs.
We believe our competitive pricing, personalized service and community engagement enable us to effectively compete in our markets. Nicolet employs seasoned banking and wealth management professionals with experience in its market areas and who are active in their communities. We believe our emphasis on meeting customer needs in a relationship-focused manner, combined with local decision making on extensions of credit, distinguishes Nicolet from its competitors, particularly in the case of large financial institutions. Nicolet believes it further distinguishes itself by providing a range of products and services characteristic of a large financial institution while providing the personalized service and convenience characteristic of a local, community bank.
Supervision and Regulation
We are extensively regulated, supervised and examined under federal and state law. Generally, these laws and regulations are intended to protect our Bank’s depositors, the FDIC’s Deposit Insurance Fund and the broader banking system, and not our shareholders. These laws and regulations cover all aspects of our business, including lending and collection practices, treatment of our customers, safeguarding deposits, customer privacy and information security, capital structure, liquidity, dividends and other capital distributions, and transactions with affiliates. Such laws and regulations directly and indirectly affect key drivers of our profitability, including, for example, capital and liquidity, product offerings, risk management and costs of compliance.
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
On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the Bank Holding Company Act and the Bank Merger Act and adopt a plan for revitalization of such practices. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized and the prospects for such action are uncertain at this time; however, the adoption of more expansive or prescriptive standards may have an impact on our acquisition activities.
Change in Control. Two statutes, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the Bank Holding Company Act, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. On January 30, 2020, the Federal Reserve issued a final rule (which became effective September 30, 2020) that clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. The final rule established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.
Under the Change in Bank Control Act, a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank’s primary federal regulator must approve the change in control; at the bank level, only the bank’s primary federal regulator is involved. Transactions subject to the Bank Holding Company Act are exempt from Change in Bank Control Act requirements.
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
Dividend Restrictions. Under Federal Reserve policies, bank holding companies may pay cash dividends on common stock only out of income available over the past year if prospective earnings retention is consistent with the organization’s expected future needs and financial condition and if the organization is not in danger of not meeting its minimum regulatory capital requirements. Federal Reserve policy also provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Under Federal Reserve policy, bank holding companies are expected to inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period (e.g., quarter) for which the dividend is being paid or that could result in a material adverse change to the organization’s capital structure.
Stock Buybacks and Other Capital Redemptions. Under Federal Reserve policies and regulations, bank holding companies must seek regulatory approval prior to any redemption that would reduce the bank holding company’s consolidated net worth by 10% or more, prior to the redemption of most instruments included in Tier 1 or Tier 2 capital with features permitting redemption at the option of the issuing bank holding company, or prior to the redemption of equity or other capital instruments included in Tier 1 or Tier 2 capital prior to stated maturity, if such redemption could have a material effect on the level or composition of the organization’s capital base. Bank holding companies are also expected to inform the Federal Reserve reasonably in advance of a redemption or repurchase of common stock if such buyback results in a net reduction of the company’s outstanding amount of common stock below the amount outstanding at the beginning of the fiscal quarter.
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
As of December 31, 2021, the Bank satisfied the requirements of “well-capitalized” under the regulatory framework for prompt corrective action. See Note 17, “Regulatory Capital Requirements,” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for regulatory capital ratios of Nicolet and the Bank.
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
The CECL rules changed the prior “incurred losses” method of providing Allowances for Credit Losses (“ACL”), which has required us to increase our allowance, and to greatly increase the data we need to collect and review to determine the appropriate level of the ACL. Under CECL, the allowance for credit losses is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. CECL requires an allowance to be created upon the origination or acquisition of a financial asset measured at amortized cost, which may significantly impact the cost of M&A activity in the future. Any increase in our ACL, or expenses incurred to determine the appropriate level of the ACL, may have a material adverse effect on our financial condition and results of operations. For additional discussion of CECL, see section “Allowance for Credit Losses-Loans” within Note 1 “Nature of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements under Part II, Item 8.
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
At December 31, 2021 the Bank’s commercial real estate lending levels are below the guidance levels noted above.
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
In December 2019, the OCC and the FDIC issued a notice of proposed rulemaking intended to (i) clarify which activities qualify for CRA credit; (ii) update where activities count for CRA credit; (iii) create a more transparent and objective method for measuring CRA performance; and (iv) provide for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. However, the Federal Reserve has not joined the proposed rulemaking. In May 2020, the OCC issued its final CRA rule, which was later rescinded in December 2021. On the same day that the OCC announced its plans to rescind the June 2020 rule, the OCC, FDIC, and Federal Reserve announced that they are working together to “strengthen and modernize the rules implementing the CRA.” The effects on the Bank of any potential change to the CRA rules will depend on the final form of any federal rulemaking and cannot be predicted at this time. Management will continue to evaluate any changes to the CRA’s regulations and their impact to the Bank.
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
Financial Privacy and Cybersecurity. Under privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 and related regulations, we are limited in our ability to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.
Consumers must be notified in the event of a data breach under applicable state laws. Multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 18, 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the final rule. Banks’ service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule will take effect on April 1, 2022 and banks and their service providers must be in compliance with the requirements of the rule by May 1, 2022.
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
Available Information
Nicolet’s internet address is www.nicoletbank.com. We file or furnish to the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, proxy statements and annual reports to shareholders and, from time to time, registration statements and other documents. These documents are available free of charge to the public on or through the “Investor Relations” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These filings are available to the public on the Internet at the SEC’s website at www.sec.gov. The information on any website referenced in this Report is not incorporated by reference into, and is not a part of this Report. Further, our references to website URLs are intended to be inactive textual references only.

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
Growth and Strategic Risks
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
Future acquisitions may be delayed, impeded, or prohibited due to regulatory issues.
Our future acquisitions, particularly those of financial institutions, are subject to approval by a variety of federal and state regulatory agencies. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, and, in turn, our financial condition and results of operations.
Moreover, in July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy which encouraged the federal banking agencies to review their current merger oversight practices. The Executive Order has received significant public support from members of Congress as well as a majority of the board members of the FDIC. In addition, the Director of the CFPB has publicly sought a greater role for the CFPB in the evaluation of proposed bank mergers. Any enhanced regulatory scrutiny of bank mergers and acquisitions and revision of the framework for merger application review may adversely affect the marketplace for such transactions, could result in our acquisitions in future periods being delayed, impeded or restricted in certain respects and result in new rules that possibly limit the size of financial institutions we may be able to acquire in the future and alter the terms for such transactions.
COVID-19 and Economic-Related Risks
The ongoing COVID-19 pandemic could have an adverse impact on our financial performance and results of operations.
As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its impact. Many states have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential impacts are uncertain and difficult to assess.
Although financial markets have largely rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement during the second half of 2020 and throughout 2021, many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persist, which may subject us to any of the following risks:
•lower loan demand and an increased risk of loan delinquencies, defaults, and foreclosures due a number of factors, including continuing supply chain issues, decreased consumer and business confidence and economic activity;
•collateral for loans, especially real estate, may decline in value, which may reduce our ability to liquidate such collateral and could cause loan losses to increase and impair our ability over the long run to maintain our targeted loan origination volume;
•volatility in financial and capital markets, interest rates, and exchange rates;
•a significant decline in the market value of our common stock, which may result in us recording a goodwill impairment charge, which could adversely affect our results of operations;
•increased demands on capital and liquidity;
•a reduction in the value of the assets that we manage or otherwise administer or service for others, affecting related fee income and demand for our services;
•heightened cybersecurity, information security, and operational risks as cybercriminals attempt to profit from the disruption resulting from the pandemic given increased online and remote activity;
•disruptions to business operations experienced by counterparties and service providers;
•increased risk of business disruption from the loss of employees due to their inability to work effectively because of illness, quarantines, government actions, or other effects of the COVID-19 pandemic (including the increase in employee resignations currently taking place throughout the United States in connection with the COVID-19 pandemic, which is commonly referred to as the “great resignation”); and
•decreased demands for our products and services.
We have also experienced and may experience other negative impacts to our business as a result of the pandemic that could exacerbate other risks discussed in this “Risk Factors” section. The ongoing fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to us.
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
The core industries in our market area are manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, hospitality, retail, service, and businesses supporting the general building industry. The area has a broad range of diversified equipment manufacturing services related to these core industries and others. The residential and commercial real estate markets throughout these areas depend primarily on the strength of these core industries. A material decline in any of these sectors will affect the communities we serve and could negatively impact our financial results and have a negative impact on profitability.
If the communities in which we operate do not grow or if the prevailing economic conditions locally or nationally are less favorable than we have assumed, this may result in deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provision for credit losses, adverse asset values of the collateral securing our loans, and an overall material adverse effect on the quality of our loan portfolio, and a reduction in assets under management or administration. These negative effects may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.
Credit and Interest Rate Risks
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
Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, we may experience significant credit losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for credit losses in an attempt to cover any loan losses that may occur. Determining the appropriate level of the allowance involves a high degree of subjectivity and requires management to make significant estimates using quantitative and qualitative information about our loan portfolio, including historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions, reasonable and supportable forecasts, and other pertinent information.
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
In addition, the market value of the real estate securing our loans as collateral could be adversely affected by the economy and unfavorable changes in economic conditions in our market areas. As of December 31, 2021, approximately 39% of our loans were secured by commercial-based real estate, 9% of loans were secured by agriculture-based real estate, and 19% of our loans were secured by residential real estate. Any sustained period of increased payment delinquencies, foreclosures, or losses caused by adverse market and economic conditions, including a downturn in the real estate market, in our markets could adversely affect the value of our assets, results of operations, and financial condition.
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
Nicolet will be required to transition from the use of the LIBOR interest rate index in the future.
We have certain loans, investment securities, subordinated notes, and junior subordinated debentures indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed as the administrators of LIBOR have announced that the publication of the most commonly used LIBOR settings will cease to be published after June 2023. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate, or SOFR). There also remains uncertainty in the LIBOR transition as new index rates and payments will differ from LIBOR, which may lead to increased volatility as well as potential changes in risk, pricing or valuation models.
The language in our LIBOR-based contracts has developed over time, as such, the timing and manner in which each contract transitions to a new index will vary on a case-by-case basis. As of December 31, 2021, we are no longer originating new LIBOR-based loan contracts, and the majority of our existing LIBOR-based loan contracts are line of credit agreements with an annual renewal. These contracts are expected to transition to 1-month term SOFR or another index at the next annual renewal date. In addition, we have sufficient fallback language in our remaining LIBOR-based loan contracts with maturities that extend past the June 2023 LIBOR cease date. With respect to our investment securities, subordinated notes, and junior subordinated debentures, we expect similar transition resolutions.
Legal, Regulatory and Compliance Risks
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
We face a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations and corresponding enforcement proceedings.
The federal Bank Secrecy Act, the PATRIOT Act, and other laws and regulations require financial institutions, among our other duties, to institute and maintain effective anti-money laundering programs and to file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Federal and state bank regulators also focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.
We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.
Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, the CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition, and results of operations.
We face risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.
With a new Congress taking office in 2021, Democrats have retained control of the U.S. House of Representatives, and have gained control of the U.S. Senate, albeit with a majority found only in the tie-breaking vote of Vice President Harris. However slim the majorities, though, the net result was a unified Democratic control of the White House and both chambers of Congress, and consequently Democrats are able to set the agenda both legislatively, in the Administration, and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry generally and the Company and the Bank specifically. Congressional committees with jurisdiction over the banking sector have pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other Environmental, Social, and Governance matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of the COVID-19 pandemic response and economic recovery. The prospects for the enactment of major banking reform legislation are unclear at this time.
Moreover, the turnover of the presidential administration resulted in certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, CFTC, SEC, and the Treasury Department, with certain significant leadership positions yet to be filled, including the Comptroller of the Currency, the Chair of the FDIC and three vacancies among the Governors of the Federal Reserve Board, including the Vice Chair for Supervision. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Company and the Bank, cannot be predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.
From time to time we are, or may become, involved in suits, legal proceedings, information-gatherings, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.
Many aspects of the banking business involve a substantial risk of legal liability. From time to time, we are, or may become, the subject of information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, self-regulatory agencies, the SEC and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgements, settlements, fines, injunctions, restrictions on the way we conduct our business or reputational harm.
Operational Risks
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
As a financial institution, we are also susceptible to fraudulent activity that may be committed against us, our third party vendors, or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our clients’ information, misappropriation of assets, privacy breaches against our clients, litigation, or damage to our reputation. These risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications.
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
Our directors and executive officers, as a group, beneficially owned approximately 13% of our fully diluted issued and outstanding common stock as of December 31, 2021. As a result of their ownership, our directors and executive officers have the ability, if they voted their shares in concert, to influence the outcome of matters submitted to our shareholders for approval, including the election of directors.
Holders of Nicolet’s subordinated debentures have rights that are senior to those of its common shareholders.
We have supported our continued growth by issuing trust preferred securities and accompanying junior subordinated debentures and by assuming the trust preferred securities and accompanying junior subordinated debentures issued by companies we have acquired. As of December 31, 2021, we had outstanding trust preferred securities and associated junior subordinated debentures with an aggregate par principal amount of approximately $49.8 million and $48.0 million, respectively.
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
Nicolet is a bank holding company and, as such, is subject to significant regulation of its business and operations. In addition, under the provisions of the Bank Holding Company Act and the Change in Bank Control Act, certain regulatory provisions may become applicable to individuals or groups who are deemed by the regulatory authorities to “control” Nicolet or our subsidiary bank. The Federal Reserve and other bank regulatory authorities have very broad interpretive discretion in this regard and it is possible that the Federal Reserve or some other bank regulatory authority may, whether through a merger or through subsequent acquisition of Nicolet’s shares, deem one or more of Nicolet’s shareholders to control or to be acting in concert for purposes of gaining or exerting control over Nicolet. Such a determination may require a shareholder or group of shareholders, among other things, to make regulatory filings under the Change in Bank Control Act, including disclosure to the regulatory authorities of significant amounts of confidential personal or corporate financial information. In addition, certain groups or entities may also be required to either register as a bank holding company under the Bank Holding Company Act, becoming themselves subject to regulation by the Federal Reserve under that Act and the rules and regulations promulgated thereunder, which may include requirements to materially limit other operations or divest other business concerns, or to divest immediately their investments in Nicolet.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The corporate headquarters of both the Parent Company and the Bank are located at 111 North Washington Street, Green Bay, Wisconsin. At year-end 2021, including the main office, the Bank operated 52 bank branch locations, 40 of which are owned and 12 that are leased. In addition, Nicolet owns or leases other real property that, when considered in aggregate, is not significant to its financial position. Most of the offices are free-standing, newer buildings that provide adequate access, customer parking, and drive-through and/or ATM services. The properties are in good condition and considered adequate for present and near term requirements. None of the owned properties are subject to a mortgage or similar encumbrance.
One leased location involves a director, with lease terms that management considers arms-length. For additional disclosure, see Note 15, “Related Party Transactions,” of the Notes to Consolidated Financial Statements under Part II, Item 8.
ITEM 3. LEGAL PROCEEDINGS
We and our subsidiaries may be involved from time to time in various routine legal proceedings incidental to our respective businesses. Neither we nor any of our subsidiaries are currently engaged in any legal proceedings that are expected to have a material adverse effect on our results of operations or financial position. For additional disclosure, see Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements under Part II, Item 8.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock. Nicolet’s common stock trades on the Nasdaq Capital Market under the symbol “NCBS”. As of February 22, 2022, Nicolet had approximately 3,800 shareholders of record.
Dividends. Nicolet has not paid dividends on its common stock since its inception in 2000. The payment of dividends is a decision of our Board based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. For the foreseeable future, we do not intend to declare cash dividends, as we intend to retain earnings to grow our business and strengthen our capital base, while returning value to our shareholders by continuing to repurchase shares from time to time. Any cash dividends paid by Nicolet on its common stock must comply with applicable Federal Reserve policies described further in “Business—Regulation of Nicolet—Dividend Restrictions.” The Bank is also subject to regulatory restrictions on the amount of dividends it is permitted to pay to Nicolet as further described in “Business—Regulation of the Bank—Payment of Dividends” and in Note 17, “Regulatory Capital Requirements,” in the Notes to Consolidated Financial Statements under Part II, Item 8.
Stock Repurchases. Following are Nicolet’s monthly common stock purchases during the fourth quarter of 2021.

Period:	Total Number of Shares Purchased (#) (a)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (#) (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (#) (a)
October 1 – October 31, 2021	—	$—	—
November 1– November 30, 2021	4,464	$71.22	4,464
December 1 – December 31, 2021	340,702	$80.62	340,702
Total	345,166	$80.49	345,166	804,500
(a) The board of directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $236 million to repurchase outstanding shares of common stock. This common stock repurchase program has no expiration date. During fourth quarter 2021, Nicolet spent $28 million to repurchase and cancel 345,166 shares. At December 31, 2021, approximately $69 million remained available under this common stock repurchase program, or approximately 804,500 shares of common stock (based on the closing stock price of $85.75 on December 31, 2021).

Performance Graph
The following graph shows the cumulative stockholder return on our common stock compared with the KBW NASDAQ Bank Index and the S&P 500 Index for the period of December 31, 2016 to December 31, 2021. The graph assumes the value of the investment in the Company’s common stock and in each index was $100 on December 31, 2016. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance. The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the performance graphs by reference therein.

Total Return Performance
250
200
150
100
50
Index Value
Nicolet Bankshares, Inc.
S&P 500 Index
KBW NASDAQ Bank Index
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ending
Index	2016	2017	2018	2019	2020	2021
Nicolet Bankshares, Inc.	$100.00	$114.78	$102.33	$154.85	$139.13	$179.81
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
KBW Nasdaq Bank Index	100.00	118.59	97.58	132.84	119.14	164.80
Source: S&P Global Market Intelligence
ITEM 6. [RESERVED]

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
Evaluation of financial performance and certain balance sheet line items was impacted by the timing and size of Nicolet’s 2021 acquisitions, County Bancorp, Inc. (“County”) and Mackinac Financial Corporation (“Mackinac”). Certain income statement results, average balances and related ratios for 2021 include partial contributions from County and Mackinac, each from the respective acquisition date. Additional information on Nicolet’s recent acquisition activity is included in Note 2, “Acquisitions” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
The detailed financial discussion that follows focuses on 2021 results compared to 2020. For a discussion of 2020 results compared to 2019, see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, which information under that caption is incorporated herein by reference. Historical results of operations are not necessarily predictive of future results.
Overview
2021 Highlights
In 2021, Nicolet delivered on growth, profitability, capital positioning, and sound asset quality management.  On December 3, 2021, Nicolet completed its acquisition of County for a total purchase price of $224 million, including the issuance of 2.4 million shares of common stock valued at $176 million and the remainder in cash consideration. County added total assets of $1.4 billion, loans of $1.0 billion, and deposits of $1.0 billion, at acquisition. On September 3, 2021, Nicolet completed its acquisition of Mackinac for a total purchase price of $229 million, comprised of stock consideration of $180 million, or 2.3 million shares of common stock, and cash consideration of $49 million. At acquisition, Mackinac added total assets of $1.6 billion, loans of $0.9 billion, and deposits of $1.4 billion.
Net income for the year ended December 31, 2021 was $61 million and earnings per diluted common share was $5.44, compared to net income of $60 million and earnings per diluted common share of $5.70 for 2020. Non-core items, and the related tax effect of each, in net income included merger and integration related expenses, Day 2 credit provision expense required under the CECL model, branch optimization costs, and gains on other investments. For the full year, non-core items negatively impacted diluted earnings per common share $1.13 for 2021 and $0.24 for 2020.
At December 31, 2021, Nicolet had total assets of $7.7 billion, an increase of $3.1 billion (69%) over December 31, 2020, largely due to the acquisitions of Mackinac and County. Total loans increased $1.8 billion (66%) and total deposits increased $2.6 billion (65%) from December 31, 2020, also largely due to the acquisitions of Mackinac and County. Total stockholders’ equity was $892 million at December 31, 2021, an increase of $353 million since December 31, 2020, mostly due to the common stock issued in the Mackinac and County acquisitions. For the year ended December 31, 2021, Nicolet repurchased approximately 793,000 shares of common stock for a total cost of $61.5 million, or an average cost of $77.50 per share.
Nonperforming assets were $56 million at December 31, 2021, consisting of $44 million of nonaccrual loans (largely due to nonaccrual agricultural loans acquired with County) and $12 million of other real estate owned (primarily closed bank branch properties yet to be sold), and representing 0.73% of total assets, compared to $13 million or 0.29% at year-end 2020. The allowance for credit losses-loans increased to $50 million (1.07% of loans), mostly due to the Day 2 allowance increase from acquisitions.
Nicolet’s board and management team has several objectives in 2022, with the primary being to ensure the successful cultural integration of the Mackinac and County acquisitions from the prior year. The respective branch and system conversions of both acquisitions were completed with very little disruption to our customers during 2021. However, as with any sizable acquisition, the melding of cultures does not happen immediately, and takes a tremendous amount of effort by our entire employee base. We have worked hard to retain the right people and hire new talent in many of the markets we’ve entered in the past year. As with past acquisitions, we plan to show how our words matter, and will be investing in the new communities we now serve. While new acquisitions take time and resources to fully integrate, we don’t plan to lose sight of our core franchise. We expect to achieve solid organic growth in loans, deposits, wealth management service revenue, and other revenue lines across our footprint. As the U.S. economy continues to emerge from the pandemic of the past two years, there will be several economic policy changes that will impact the banking industry in the coming year and beyond. Nicolet is an asset sensitive bank, and therefore an increase in interest rates is expected to increase our net interest income over time. As interest rates are currently forecasted to increase several times during 2022, we expect our revenues to be positively impacted, although the degree to which remains unknown given several factors at play. We believe 2022 will be another year of opportunity, and have positioned the Company to take advantage by maintaining a solid balance sheet funded almost entirely by core deposits, ample liquidity, and prudent capital management. Nicolet enters 2022 as a “well capitalized” financial institution with more than $80 million in cash at its holding company. We expect this cash to be deployed through continued use of our share repurchase program, potential acquisitions, and other strategic long-term investments that will position Nicolet for years to come.
Pandemic Effects, Actions and Updates
The 2020 year was marked by significant events (health pandemic, large sudden rate drop by the Federal Reserve, unprecedented government stimulus, political changes and social issues, and other market and economic disruptions), volatility, and uncertainty, that turned 2020 into a very tactical year for Nicolet management. Management took several actions to respond: added $0.2 billion of liquidity (which later proved to not be necessary, leading to a reduction in non-deposit leverage in the second half of the year), temporarily (and later permanently) closed 8 branches, provided temporary relief to customers through loan payment modifications on nearly 1,000 loans (with only a fraction remaining on modified terms at year end 2020), dramatically elevated the credit loss provision given pervading uncertainty (though slowed the provision in fourth quarter as potential deterioration of loan quality metrics initially anticipated had not materialized), channeled significant resources to originate Paycheck Protection Program (“PPP”) loans (peaking at 2,725 loans totaling $351 million during 2020) and residential mortgages (over $1 billion originated to consumers under atypical conditions), granted $1.25 million of aid to expedite funds to smaller businesses who would have otherwise waited for small PPP loans, kept people safe (with $0.6 million of expense in second quarter for onsite-bonuses, testing and protective supplies), and prioritized full return to on-site work by June to allow us to move forward on goals and improvements. During 2020, we still executed on our acquisition strategy, completing the all-cash acquisition of Advantage.
The dramatic events surrounding the pandemic, fluctuating social and economic changes since the onset of the pandemic, and uncertainty about the longevity of the pandemic’s effects have abated somewhat during 2021 as consumers and businesses were supported by government stimulus and the vaccination rollout. Despite these challenges, Nicolet continues to focus on serving the needs of its communities, including originating 2,205 PPP loans totaling $160 million during 2021, as well as serving our communities through charitable donations, volunteerism, and community events. However, much uncertainty remains from new strains of the virus, ongoing supply chain issues and competitive labor markets, which could result in continued volatility.

Table 1: Earnings Summary and Selected Financial Data

	At and for the years ended December 31,
(in thousands, except per share data)	2021	2020	2019
Results of operations:
Net interest income	$157,955	$129,338	$116,078
Provision for credit losses	14,900	10,300	1,200
Noninterest income	67,364	62,626	53,367
Noninterest expense	129,297	100,719	96,799
Income before income tax expense	81,122	80,945	71,446
Income tax expense	20,470	20,476	16,458
Net income	60,652	60,469	54,988
Net income attributable to noncontrolling interest	—	347	347
Net income attributable to Nicolet Bankshares, Inc.	$60,652	$60,122	$54,641
Earnings per common share:
Basic	$5.65	$5.82	$5.71
Diluted	$5.44	$5.70	$5.52
Common shares:
Basic weighted average	10,736	10,337	9,562
Diluted weighted average	11,145	10,541	9,900
Year-End Balances:
Loans	$4,621,836	$2,789,101	$2,573,751
Allowance for credit losses - loans (“ACL-Loans”)	49,672	32,173	13,972
Total assets	7,695,037	4,551,789	3,577,260
Deposits	6,465,916	3,910,399	2,954,453
Stockholders’ equity (common)	891,891	539,189	516,262
Book value per common share	$63.73	$53.86	$48.76
Tangible book value per common share (1)	$39.47	$36.34	$33.08
Financial Ratios:
Return on average assets	1.15%	1.41%	1.75%
Return on average common equity	9.74	11.40	12.89
Return on average tangible common equity (1)	14.74	16.76	18.53
Stockholders’ equity to assets	11.59	11.85	14.43
Tangible common equity to tangible assets (1)	7.51	8.31	10.27
Reconciliation of Non-GAAP Financial Measures:
Adjusted net income reconciliation: (2)
Net income attributable to Nicolet (GAAP)	$60,652	$60,122	$54,641
Adjustments:
Provision expense related to merger	14,400	—	—
Assets (gains) losses, net	(4,181)	1,805	(7,897)
Merger-related expense	5,651	1,020	100
Branch closure expense	944	500	—
Adjustments subtotal	16,814	3,325	(7,797)
Tax on Adjustments (25% effective tax rate)	4,204	831	(1,949)
Adjustments, net of tax	12,611	2,494	(5,848)
Adjusted net income attributable to Nicolet (Non-GAAP)	$73,263	$62,616	$48,793
Adjusted Diluted earnings per common share (Non-GAAP)	$6.57	$5.94	$4.93
Tangible assets:
Total assets	$7,695,037	$4,551,789	$3,577,260
Goodwill and other intangibles, net	339,492	175,353	165,967
Tangible assets	$7,355,545	$4,376,436	$3,411,293
Tangible common equity:
Stockholders’ equity (common)	$891,891	$539,189	$516,262
Goodwill and other intangibles, net	339,492	175,353	165,967
Tangible common equity	$552,399	$363,836	$350,295
Tangible average common equity:
Average stockholders’ equity (common)	$622,903	$527,428	$423,952
Average goodwill and other intangibles, net	211,463	168,802	129,112
Average tangible common equity	$411,440	$358,626	$294,840
(1) The ratios of tangible book value per common share, return on average tangible common equity, and tangible common equity to tangible assets exclude goodwill and other intangibles, net. These financial ratios have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength.
(2) The adjusted net income measure and related reconciliation provide information useful to investors in understanding the operating performance and trends of Nicolet and also to aid investors in the comparison of Nicolet’s financial performance to the financial performance of peer banks.

Non-GAAP Financial Measures
We identify “tangible book value per common share,” “return on average tangible common equity,” “tangible common equity to tangible assets” “adjusted net income,” and “adjusted diluted earnings per common share” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we identify certain financial measures as non-GAAP financial measures if such financial measures exclude or include amounts in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States in our statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures, ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.
Management believes that the presentation of these non-GAAP financial measures (a) are important metrics used to analyze and evaluate our financial condition and capital strength and provide important supplemental information that contributes to a proper understanding of our operating performance and trends, (b) enables a more complete understanding of factor and trends affecting our business, and (c) allows investors to compare our financial performance to the financial performance of our peers and to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance. However, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. These disclosures should not be considered an alternative to our GAAP results. A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented in the table above.
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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	Years Ended December 31,
(in thousands)	2021			2020			2019
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
PPP Loans	$141,510	$16,672	11.78%	$220,544	$8,062	3.66%	$—	$—	—%
Commercial-based loans ex PPP	2,477,608	114,089	4.60%	2,088,149	105,643	5.06%	1,802,747	101,509	5.63%
Retail-based loans	564,563	25,883	4.58%	478,894	22,776	4.76%	454,286	24,206	5.33%
Total loans, including loan fees (1)(2)	3,183,681	156,644	4.92%	2,787,587	136,481	4.90%	2,257,033	125,715	5.57%
Investment securities:
Taxable	592,561	9,934	1.68%	354,430	8,118	2.29%	276,742	7,584	2.74%
Tax-exempt (2)	145,979	3,113	2.13%	135,779	2,961	2.18%	132,419	2,927	2.21%
Total investment securities	738,540	13,047	1.77%	490,209	11,079	2.26%	409,161	10,511	2.57%
Other interest-earning assets	797,196	2,909	0.36%	572,016	2,611	0.46%	128,447	3,405	2.65%
Total non-loan earning assets	1,535,736	15,956	1.04%	1,062,225	13,690	1.29%	537,608	13,916	2.59%
Total interest-earning assets	4,719,417	$172,600	3.66%	3,849,812	$150,171	3.90%	2,794,641	$139,631	5.00%
Other assets, net	552,046			405,395			331,894
Total assets	$5,271,463			$4,255,207			$3,126,535
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$644,525	$382	0.06%	$422,171	$700	0.17%	$318,525	$1,528	0.48%
Interest-bearing demand	725,686	2,816	0.39%	562,370	3,938	0.70%	486,139	4,852	1.00%
Money market accounts (“MMA”)	994,866	613	0.06%	749,877	1,502	0.20%	582,646	3,676	0.63%
Core time deposits	364,069	2,846	0.78%	390,216	6,023	1.54%	402,141	8,136	2.02%
Total interest-bearing core deposits	2,729,146	6,657	0.24%	2,124,634	12,163	0.57%	1,789,451	18,192	1.02%
Brokered deposits	308,091	3,791	1.23%	289,489	4,478	1.55%	75,159	773	1.03%
Total interest-bearing deposits	3,037,237	10,448	0.34%	2,414,123	16,641	0.69%	1,864,610	18,965	1.02%
PPPLF	—	—	—%	161,634	571	0.35%	—	—	—%
Other interest-bearing liabilities	103,156	3,156	3.06%	84,751	2,652	3.13%	75,029	3,545	4.72%
Total wholesale funding	103,156	3,156	3.06%	246,385	3,223	1.31%	75,029	3,545	4.72%
Total interest-bearing liabilities	3,140,393	13,604	0.43%	2,660,508	19,864	0.75%	1,939,639	22,510	1.16%
Noninterest-bearing demand deposits	1,461,850			1,025,625			733,661
Other liabilities	46,317			41,646			29,283
Stockholders’ equity	622,903			527,428			423,952
Total liabilities and stockholders’ equity	$5,271,463			$4,255,207			$3,126,535
Tax-equivalent net interest income and rate spread		$158,996	3.23%		$130,307	3.15%		$117,121	3.84%
Tax-equivalent adjustment and net free funds		1,041	0.14%		969	0.23%		1,043	0.35%
Net interest income and net interest margin		$157,955	3.37%		$129,338	3.38%		$116,078	4.19%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

(in thousands)	2021 Compared to 2020 Increase (Decrease) Due to Changes in			2020 Compared to 2019 Increase (Decrease) Due to Changes in
	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
PPP Loans	$(3,850)	$12,460	$8,610	$8,062	$—	$8,062
Commercial-based loans ex PPP	19,329	(10,883)	8,446	18,251	(14,117)	4,134
Retail-based loans	4,919	(1,812)	3,107	1,300	(2,730)	(1,430)
Total loans, including loan fees (2) (3)	20,398	(235)	20,163	27,613	(16,847)	10,766
Investment securities:
Taxable	2,723	(907)	1,816	1,175	(641)	534
Tax-exempt (3)	218	(66)	152	74	(40)	34
Total investment securities	2,941	(973)	1,968	1,249	(681)	568
Other interest-earning assets	552	(254)	298	2,894	(3,688)	(794)
Total non-loan earning assets	3,493	(1,227)	2,266	4,143	(4,369)	(226)
Total interest-earning assets	$23,891	$(1,462)	$22,429	$31,756	$(21,216)	$10,540
Interest-bearing liabilities
Savings	$261	$(579)	$(318)	$389	$(1,217)	$(828)
Interest-bearing demand	943	(2,065)	(1,122)	683	(1,597)	(914)
MMA	382	(1,271)	(889)	842	(3,016)	(2,174)
Core time deposits	(380)	(2,797)	(3,177)	(235)	(1,878)	(2,113)
Total interest-bearing core deposits	1,206	(6,712)	(5,506)	1,679	(7,708)	(6,029)
Brokered deposits	274	(961)	(687)	3,148	557	3,705
Total interest-bearing deposits	1,480	(7,673)	(6,193)	4,827	(7,151)	(2,324)
PPPLF	(286)	(285)	(571)	571	—	571
Other interest-bearing liabilities	1,195	(691)	504	37	(930)	(893)
Total wholesale funding	909	(976)	(67)	608	(930)	(322)
Total interest-bearing liabilities	2,389	(8,649)	(6,260)	5,435	(8,081)	(2,646)
Net interest income	$21,502	$7,187	$28,689	$26,321	$(13,135)	$13,186

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
Comparison of 2021 versus 2020
Short-term interest rates have remained steady since March 2020, while the yield curve has begun to steepen since year end 2020. The succeeding quarters felt the pressure of a low interest rate environment and bloated cash balances from government stimulus, both in the form of stimulus checks to individuals and PPP loans for businesses. The continued elevation of low interest-earning asset balances have further decreased margins along with the normal pressures of a near-zero rate environment. Though margins remain depressed, interest income dollars continue to rise on favorable asset volumes and proactive expense reduction measures. The following paragraphs will discuss the comparison of 2021 and 2020, with the pandemic impacts appearing second quarter 2020 and the economy beginning to rebound in the first part of 2021. Though improving, we see continued margin pressure and pricing impacts on loans and deposits.
Tax-equivalent net interest income was $159 million for 2021, comprised of net interest income of $158 million ($29 million or 22% higher than 2020) and a $1 million tax-equivalent adjustment. The increase in tax-equivalent net interest income was comprised of $22 million higher interest income and $6 million lower interest expense. Higher volumes added $24 million to interest income (mostly from higher loan volumes related to the Mackinac and County acquisitions and organic loan growth, as well as growth in other interest-earning assets), offset partly by a $2 million increase to interest expense on higher interest-bearing liabilities (also mostly from volumes due to the Mackinac and County acquisitions, as well as $100 million of subordinated notes issued in July 2021). Rate changes added $7 million to net interest income, mostly due to $9 million lower interest expense (including $7 million from prudent deposit pricing actions on interest-bearing core deposits).
Average interest-earning assets were $4.7 billion for 2021, $0.9 billion (23%) higher than 2020. Average loans increased $396 million (14%) to $3.2 billion, largely due to the timing of the acquisitions (with Mackinac adding $0.9 billion at acquisition in September 2021 and County adding $1.0 billion at acquisition in December 2021). Investment securities increased $248 million, including growth related to the acquisitions, as well as the strategic re-investment of approximately $0.5 billion excess cash liquidity into U.S. Treasury securities of varying yields and durations during fourth quarter 2021. Other interest-earning assets were up $225 million, mostly cash, reflecting the continued liquidity of businesses and consumers. As a result, the mix of average interest-earning assets shifted. Other interest-earning assets increased to 17% of total interest-earning assets for 2021 (compared to 15% for 2020) and investment securities increased to represent 16% of total interest-earning assets for 2021 (compared to 13% in 2020), while the percentage of loans decreased to represent 67% of total interest-earning assets for 2021 (compared to 72% in the prior year).
Average interest-bearing liabilities were $3.1 billion for 2021, an increase of $480 million (18%) from 2020, primarily due to the significant increase in deposits from government stimulus activities and deposited PPP loan proceeds, as well as the timing of the acquisitions (Mackinac in September 2021 and County in December 2021). Average core interest-bearing deposits increased $605 million and brokered deposits grew $19 million, while funding decreased $143 million (mostly PPPLF funding). The mix of average interest-bearing liabilities was 87% core deposits, 10% brokered deposits, and 3% other funding for 2021, compared to 80% core deposits, 11% brokered deposits, and 9% other funding in 2020.
The interest rate spread increased 8 bps between the periods, attributable to the low interest rate environment and the changing balance sheet mix. The 2021 interest-earning asset yield decreased 24 bps to 3.66% for 2021, largely due to the lower loans-to-earning asset mix given the higher mix of cash assets (as noted above) combined with continued decline in yield (to 0.36% versus 0.46% in 2020). Loans yielded 4.92% for 2021, up slightly (2 bps) from 2020, mostly from the yield on PPP loans (at 11.78% for 2021), as the yield on all other loans decreased 40 bps (to 4.60%) largely from the lower interest rate environment continuing to impact yields on new, renewed and variable rate loans. Investments yielded 1.77%, 49 bps lower than 2020, attributable to the lower rate environment along with the strategic re-investment of excess cash put into lower yielding U.S. Treasuries, compared to the mix of the balance of the portfolio. The cost of funds declined 32 bps to 0.43% for 2021, mainly due to lower rates on core interest-bearing deposits (down 33 bps to 0.24%), as well as the changing mix of interest-bearing liabilities (as noted above). The contribution from net free funds decreased 9 bps, due mostly to the reduced value in the lower interest rate environment, though offset partly by the increase in average net free funds (largely from higher average noninterest-bearing demand deposits and stockholders’ equity) between the years. As a result, the net interest margin was 3.37% for 2021, down 1 bps compared to 3.38% for 2020.
Tax-equivalent interest income was $173 million, up $22 million (15%) over 2020. Interest income on loans increased $20 million (15%) over 2020, mostly due to strong volumes from the 2021 acquisitions and organic loan growth. Between the years, interest income on investment securities increased $2 million to $13 million, with $3 million from higher average volumes due to the 2021 acquisitions and strategic re-investment of cash (as noted above), partially offset by $1 million lower rate from declining yields in the low interest rate environment. Interest expense was $14 million for 2021, down $6 million (32%) from 2020. Interest expense on deposits decreased $6 million from 2020 given higher average deposit balances at a lower cost (down 35 bps to 0.34%) as product rate changes were made in the lower interest rate environment, and brokered deposits cost 32 bps less (largely from maturities of higher-costing term brokered funds procured under competitive conditions in mid-2020 during the pandemic). Interest expense on wholesale funding was minimally changed (down 2%), as interest expense on lower average balances (down $143 million, mostly PPPLF) was offset by higher rates (up 175 bps to 3.06%), reflecting the July 2021 subordinated notes issuance ($100 million at 3.125%), debt acquired with County, and the inclusion of the low-costing PPPLF during 2020.
Provision for Credit Losses
The provision for credit losses in 2021 was $14.9 million (comprised of $12.5 million related to the ACL-Loans, and $2.4 million for the ACL on unfunded commitments). The 2021 provision for credit losses was mostly due to the required Day 2 ACL increase from the acquisitions of County and Mackinac. Comparatively, 2020 provision for credit losses was $10.3 million largely due to the unprecedented economic disruptions and uncertainty surrounding the COVID pandemic. Net charge-offs were negligible for both years.
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

Noninterest Income
Table 4: Noninterest Income

(in thousands)	Years Ended December 31,			Change From Prior Year
	2021	2020	2019	$ Change 2021	% Change 2021	$ Change 2020	% Change 2020
Trust services fee income	$7,774	$6,463	$6,227	$1,311	20%	$236	4%
Brokerage fee income	12,143	9,753	8,115	2,390	25%	1,638	20%
Mortgage income, net	22,155	29,807	11,878	(7,652)	(26)%	17,929	151%
Service charges on deposit accounts	5,023	4,208	4,824	815	19%	(616)	(13)%
Card interchange income	9,163	6,998	6,498	2,165	31%	500	8%
Bank owned life insurance (“BOLI”) income	2,380	2,710	2,369	(330)	(12)%	341	14%
Other income	4,545	4,492	5,559	53	1%	(1,067)	(19)%
Noninterest income without net gains	63,183	64,431	45,470	(1,248)	(2)%	18,961	42%
Asset gains (losses), net	4,181	(1,805)	7,897	5,986	N/M	(9,702)	N/M
Total noninterest income	$67,364	$62,626	$53,367	$4,738	8%	$9,259	17%
Trust services fee income & Brokerage fee income combined	$19,917	$16,216	$14,342	$3,701	23%	$1,874	13%
N/M means not meaningful.
Comparison of 2021 versus 2020
Noninterest income was $67 million for 2021, an increase of $5 million (8%) over 2020. Excluding net asset gains (losses), noninterest income for 2021 was down $1 million (2%) compared to 2020. Notable contributions to the change in noninterest income were:
•Trust services fee income and brokerage fee income combined were $20 million for 2021, up $4 million (23%) from 2020, consistent with the growth in accounts and assets under management.
•Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income was $22 million for 2021, down $8 million (26%) between the years, predominantly on slowing mortgage activity from the record levels experienced in 2020. Gains on sales and capitalized gains combined decreased $9 million, commensurate with the lower volume of loans sold into the secondary market, while MSR impairment was down $1 million on slower paydown activity. See also “Off-Balance Sheet Arrangements, Lending-Related Commitments and Contractual Obligations” and Note 6, “Goodwill and Other Intangibles and Servicing Rights” in the Notes to Consolidated Financial Statements, under Part II, Item 8
•Service charges on deposit accounts were up $1 million (19%) to $5 million for 2021, partly due to the waiver of certain fees during 2020 to provide economic relief to our customers at the inception of the pandemic and partly due to the larger deposit base from the 2021 acquisitions.
•Card interchange income grew $2 million (31%) to $9 million in 2021 largely due to higher volume and activity, though 2020 activity was also tempered by cautionary spending of consumers given the economic uncertainty of the pandemic.
•BOLI income decreased $0.3 million (12%) to $2 million for 2021, attributable to BOLI death benefits received in 2020, partly offset by income on higher average balances from the BOLI acquired in recent acquisitions.
•The $4 million net asset gains in 2021 were primarily attributable to favorable fair value marks on equity securities (including $3.5 million related to the initial public offering of an equity investment). Net asset losses in 2020 of $2 million were comprised primarily of $1 million market losses on equity securities held in the lower, more volatile market and $1 million of net losses on branch other real estate owned write-downs. Additional information on the net gains is also included in Note 16, “Asset Gains (Losses), Net,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Noninterest Expense
Table 5: Noninterest Expense

($ in thousands)	Years Ended December 31,			Change From Prior Year
	2021	2020	2019	Change 2021	% Change 2021	Change 2020	% Change 2020
Personnel	$70,618	$57,121	$54,437	$13,497	24%	$2,684	5%
Occupancy, equipment and office	21,058	16,718	14,788	4,340	26%	1,930	13%
Business development and marketing	5,403	5,396	5,685	7	—%	(289)	(5)%
Data processing	11,990	10,495	9,950	1,495	14%	545	5%
Intangibles amortization	3,494	3,567	3,872	(73)	(2)%	(305)	(8)%
FDIC assessments	2,035	707	593	1,328	188%	114	19%
Merger-related expense	5,651	1,020	100	4,631	454%	920	920%
Other expense	9,048	5,695	7,374	3,353	59%	(1,679)	(23)%
Total noninterest expense	$129,297	$100,719	$96,799	$28,578	28%	$3,920	4%
Non-personnel expenses	$58,679	$43,598	$42,362	$15,081	35%	$1,236	3%
Average full-time equivalent employees	626	553	560	73	13%	(7)	(1)%
Comparison of 2021 versus 2020
Noninterest expense was $129 million, an increase of $29 million (28%) over 2020. Personnel costs increased $13 million, while non-personnel expenses combined increased $15 million over 2020. Notable contributions to the change in noninterest expense were:
•Personnel expense (including salaries, overtime, cash and equity incentives, and employee benefit and payroll-related expenses) was $71 million for 2021, an increase of $13 million (24%) over 2020. Salary expense increased $5 million (16%) over 2020, reflecting higher salaries from the larger employee base (with average full-time equivalent employees up 13%) as well as merit increases between the years. Cash, equity and other incentives increased $6 million, reflective of the strong earnings for the year, the successful integration of two acquisitions, and large option grants during the year (intended to align incentives with future strategic goals). Fringe benefits increased $2 million over 2020, mainly on higher health costs between the years.
•Occupancy, equipment and office expense was $21 million for 2021, up $4 million (26%) from 2020, with 2021 including $0.9 million of accelerated depreciation and write-offs related to the branch closures, as well as higher expense for the expanded branch network with the Mackinac and County acquisitions, and additional expense for software and technology to drive operational efficiencies, and enhance products or services. 2020 also included $0.5 million of accelerated depreciation and write-offs related to branch closures.
•Business development and marketing expense was $5 million for 2021, minimally changed from 2020. During 2021, business development costs have increased as travel and entertainment is returning to more normal levels (though still down from pre-pandemic levels), as well as lower marketing costs from differences in the timing and extent of donations, marketing campaigns, promotions, and media. In comparison, business development costs during 2020 were low from less travel and entertainment during the pandemic. In addition, 2020 also included $1.25 million for the micro-grant program (which provided funds directly to customers who otherwise qualified for small PPP loans of less than $5,000, as a more cost beneficial result for the customer).
•Data processing expense was $12 million for 2021, up $1.5 million (14%) over 2020, mostly due to volume-based increases in core processing charges, as well as the larger operating base following the Mackinac and County acquisitions.
•Intangible amortization was down slightly (2%) between the years, with the declining amortization on the aging intangibles of previous acquisitions, substantially offset by amortization from the new intangibles of recent acquisitions.
•FDIC assessments increased to $2 million for 2021 as the small bank assessment credits were fully utilized during third quarter 2020, and also reflecting the higher assessment base.
•Other expense was $9 million for 2021, up $3 million (59%) from 2020, mostly due to an increase in director fees (reflective of the additional complexity of a larger company, including the addition of four new directors), higher professional fees, costs to carry closed bank branches, and overall higher expenses related to the larger operating base. In addition, 2021 included a $2 million contract termination charge, while 2020 included $1 million of lease termination charges related to the branch closures.

Income Taxes
Income tax expense was $20 million (effective tax rate of 25.2%) for 2021, unchanged from 2020 income tax expense (effective tax rate of 25.3%). The accounting for income taxes requires deferred income taxes to be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. This analysis involves the use of estimates, assumptions, interpretation, and judgment concerning accounting pronouncements and federal and state tax codes; therefore, income taxes are considered a critical accounting policy. At December 31, 2021 and 2020, no valuation allowance was determined to be necessary. Additional information on the subjectivity of income taxes is discussed further under “Critical Accounting Policies-Income Taxes.” The Company’s income taxes accounting policy is described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures relative to income taxes are included in Note 13, “Income Taxes” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
BALANCE SHEET ANALYSIS
Loans
Nicolet services a diverse customer base throughout Northeast and Central Wisconsin, Northern Michigan and the upper peninsula of Michigan, including the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, retail, service, and businesses supporting the general building industry. The Company concentrates on originating loans in its local markets and assisting current loan customers. Nicolet actively utilizes government loan programs such as those provided by the U.S. Small Business Administration (“SBA”), including the Paycheck Protection Program, and the U.S. Department of Agriculture’s Farm Service Agency (“FSA”) to help customers with current economic conditions and positioning their businesses for the future. In addition to the discussion that follows, accounting policies for loans are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures are included in Note 4, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
Table 6: Period End Loan Composition

	December 31, 2021		December 31, 2020		December 31, 2019
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,017,725	22%	$750,718	27%	$806,189	31%
PPP loans	24,531	1%	186,016	7%	—	—%
Owner-occupied CRE	787,189	17%	521,300	19%	496,372	19%
Agricultural	794,728	17%	109,629	4%	95,450	4%
Commercial	2,624,173	57%	1,567,663	57%	1,398,011	54%
CRE investment	818,061	18%	460,721	16%	443,218	17%
Construction & land development	213,035	5%	131,283	5%	92,970	4%
Commercial real estate	1,031,096	23%	592,004	21%	536,188	21%
Commercial-based loans	3,655,269	80%	2,159,667	78%	1,934,199	75%
Residential construction	70,353	1%	41,707	1%	54,403	2%
Residential first mortgage	713,983	15%	444,155	16%	432,167	17%
Residential junior mortgage	131,424	3%	111,877	4%	122,771	5%
Residential real estate	915,760	19%	597,739	21%	609,341	24%
Retail & other	50,807	1%	31,695	1%	30,211	1%
Retail-based loans	966,567	20%	629,434	22%	639,552	25%
Total loans	$4,621,836	100%	$2,789,101	100%	$2,573,751	100%
Total loans ex. PPP loans	$4,597,305	99%	$2,603,085	93%	$2,573,751	100%
Total loans were $4.6 billion at December 31, 2021, an increase of $1.8 billion (66%), compared to total loans of $2.8 billion at December 31, 2020. The increase in loans during 2021 was largely due to the acquisitions of Mackinac and County, which added total loans of $0.9 billion and $1.0 billion, respectively, at acquisition, and also shifted the composition of the loan portfolio. In addition, during 2021, under the latest round of the SBA’s program, we originated 2,205 PPP loans totaling $160 million, bearing a 1% contractual rate, and earned a $9 million fee. In comparison, during 2020 we originated 2,725 PPP loans totaling $351 million and earned a $12 million fee. Of the total fees, $15 million was accreted into interest income during 2021 and $6 million was accreted during 2020. At December 31, 2021, the net carrying value of PPP loans was $25 million, or 1% of loans, with the decline in balance due to SBA loan forgiveness.
As noted in Table 6 above, year-end 2021 loans were broadly 80% commercial-based and 20% retail-based compared to 78% commercial-based and 22% retail-based at year-end 2020. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.
Commercial and industrial loans consist primarily of commercial loans to small businesses, PPP loans, and, to a lesser degree, to municipalities within a diverse range of industries. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Commercial and industrial loans, including the PPP loans, continue to be the largest segment of Nicolet’s portfolio, representing 23% of the portfolio at year-end 2021.
Owner-occupied CRE loans represented 17% of loans at year-end 2021, down from 19% at year-end 2020. This category primarily consists of loans within a diverse range of industries secured by business real estate that is occupied by borrowers who operate their businesses out of the underlying collateral and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral.
Agricultural loans consist of loans secured by farmland and the related farming operations. The credit risk related to agricultural loans is largely influenced by the agricultural economy, including market prices for the cost of feed and the price of milk, and/or the underlying value of the farmland. These loans represented 17% of loans at year-end 2021, compared to 4% a year ago, with the increase attributable to the acquisition of County.
The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment has been focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. These loans represented 18% of loans at December 31, 2021, compared to 16% of loans at year-end 2020.
Loans in the construction and land development portfolio represented 5% of total loans at year-end 2021, unchanged from a year ago. Construction and land development loans provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, and formally reviewing the borrower’s financial soundness and relationships on an ongoing basis.
On a combined basis, Nicolet’s residential real estate loans represented 19% of total loans at year-end 2021 compared to 21% of total loans at year-end 2020. Residential first mortgage loans include conventional first-lien home mortgages. Residential junior mortgage loans consist of home equity lines and term loans secured by junior mortgage liens. As part of its management of originating residential mortgage loans, the vast majority of Nicolet’s long-term, fixed-rate residential first mortgage loans are sold in the secondary market with the servicing rights retained. Nicolet’s mortgage loans are typically of high quality and have historically had low net charge-off rates.
Loans in the retail and other classification represented approximately 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and/or guaranty positions.
Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early problem loan identification and remedial action to minimize losses, an appropriate ACL-Loans, and sound nonaccrual and charge-off policies. An active credit risk management process is used for commercial loans to further ensure that sound and consistent credit decisions are made. The credit management process is regularly reviewed and the process has been enhanced over the past several years to further strengthen the controls.

Table 7: Loan Maturity Distribution
The following table presents the maturity distribution of the loan portfolio at December 31, 2021.

(in thousands)	Loan Maturity
	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial, including PPP loans	$345,594	$577,573	$116,133	$2,956	$1,042,256
Owner-occupied CRE	90,536	531,131	135,019	30,503	787,189
Agricultural	315,180	330,463	132,590	16,495	794,728
CRE investment	138,655	482,783	162,333	34,290	818,061
Construction & land development	80,768	85,296	35,526	11,445	213,035
Residential construction *	53,796	3,611	4,601	8,345	70,353
Residential first mortgage	32,070	169,965	160,050	351,898	713,983
Residential junior mortgage	8,381	5,333	29,510	88,200	131,424
Retail & other	23,307	17,036	7,359	3,105	50,807
Total loans	$1,088,287	$2,203,191	$783,121	$547,237	$4,621,836
Percent by maturity distribution	23%	48%	17%	12%	100%
Fixed rate loans:
Commercial & industrial, including PPP loans	$64,138	$510,361	$70,506	$2,956	$647,961
Owner-occupied CRE	80,883	490,757	64,326	1,493	637,459
Agricultural	180,313	255,168	119,672	13,206	568,359
CRE investment	126,489	454,391	110,181	4,785	695,846
Construction & land development	50,945	62,484	17,250	75	130,754
Residential construction *	43,601	3,187	4,426	7,334	58,548
Residential first mortgage	24,994	167,612	146,480	274,211	613,297
Residential junior mortgage	1,542	3,025	1,589	144	6,300
Retail & other	3,034	16,435	6,692	2,173	28,334
Total fixed rate loans	$575,939	$1,963,420	$541,122	$306,377	$3,386,858
Floating rate loans:
Commercial & industrial, including PPP loans	$281,456	$67,212	$45,627	$—	$394,295
Owner-occupied CRE	9,653	40,374	70,693	29,010	149,730
Agricultural	134,867	75,295	12,918	3,289	226,369
CRE investment	12,166	28,392	52,152	29,505	122,215
Construction & land development	29,823	22,812	18,276	11,370	82,281
Residential construction *	10,195	424	175	1,011	11,805
Residential first mortgage	7,076	2,353	13,570	77,687	100,686
Residential junior mortgage	6,839	2,308	27,921	88,056	125,124
Retail & other	20,273	601	667	932	22,473
Total floating rate loans	$512,348	$239,771	$241,999	$240,860	$1,234,978
* The residential construction loans with a loan maturity after five years represent a construction to permanent loan product.
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

The ACL-Loans represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date. To assess the overall appropriateness of the ACL-Loans, management applies an allocation methodology which focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management's ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonaccrual loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect expected credit losses. Assessing these factors involves significant judgment; therefore, management considers the ACL-Loans a critical accounting policy, as further discussed under “Critical Accounting Estimates – Allowance for Credit Losses - Loans.”
Management allocates the ACL-Loans by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve is established for individually evaluated credit deteriorated loans, which management defines as nonaccrual credit relationships over $250,000, collateral dependent loans, purchased credit deteriorated loans, and other loans with evidence of credit deterioration. The specific reserve in the ACL-Loans for these credit deteriorated loans is equal to the aggregate collateral or discounted cash flow shortfall. Second, management allocates the ACL-Loans with historical loss rates by loan segment. The loss factors are measured on a quarterly basis and applied to each loan segment based on current loan balances and projected for their expected remaining life. Next, management allocates the ACL-Loans using the qualitative and environmental factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses at the evaluation date to differ from the historical loss experience of each loan segment. Lastly, management considers reasonable and supportable forecasts to assess the collectability of future cash flows.
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
At December 31, 2021, the ACL-Loans was $50 million (representing 1.07% of period end loans) compared to $32 million at December 31, 2020. The increase in the ACL-Loans was largely due to the acquisitions of Mackinac and County, which combined added $12 million of provision for the Day 2 allowance and $5 million related to purchased credit deteriorated loans. Net charge-offs (0.01% of average loans) remain negligible. The components of the ACL-Loans are detailed further in Tables 8 and 9 below.

Table 8: Allowance for Credit Losses - Loans

(in thousands)	Years Ended December 31,
	2021	2020	2019
Allowance for credit losses - loans:
Beginning balance	$32,173	$13,972	$13,153
Adoption of CECL	—	8,488	—
Initial PCD ACL	—	797	—
Total impact for adoption of CECL	—	9,285	—
ACL on PCD loans acquired	5,159	—	—
Net charge-offs:
Commercial & industrial	50	(692)	261
Owner-occupied CRE	—	(449)	(91)
Agricultural	(48)	—	—
CRE investment	(2)	(190)	—
Construction & land development	—	—	—
Residential construction	—	—	(226)
Residential first mortgage	(93)	9	14
Residential junior mortgage	4	67	(41)
Retail & other	(71)	(129)	(298)
Total net charge-offs	(160)	(1,384)	(381)
Provision for credit losses	12,500	10,300	1,200
Ending balance of ACL-Loans	$49,672	$32,173	$13,972
Ratio of net charge-offs to average loans by loan composition
Commercial & industrial	(0.01)%	0.07%	(0.04)%
Owner-occupied CRE	—%	0.09%	0.02%
Agricultural	0.02%	—%	—%
CRE investment	—%	0.04%	—%
Construction & land development	—%	—%	—%
Residential construction	—%	—%	0.57%
Residential first mortgage	0.02%	—%	—%
Residential junior mortgage	—%	(0.06)%	0.04%
Retail & other	0.18%	0.42%	1.06%
Total net charge-offs to average loans	0.01%	0.05%	0.02%
The allocation of the ACL-Loans by loan category for each of the past three years is shown in Table 9. The largest portions of the ACL-Loans were allocated to commercial & industrial loans and agricultural loans, representing 25% and 19%, respectively, of the ACL-Loans at December 31, 2021. In comparison, the largest portions of the ACL-Loans were allocated to commercial & industrial loans and owner-occupied CRE, representing 36% and 18%, respectively, of the ACL-Loans at December 31, 2020. This change in allocated ACL-Loans was attributable to the change in loan portfolio composition, mostly related to the agricultural loans acquired with County, as well as changes in outstanding loan balances between the years and risk trends within loan categories.
Table 9: Allocation of the Allowance for Credit Losses - Loans

	December 31, 2021			December 31, 2020			December 31, 2019
(in thousands)	Allocated Allowance	% of Loan Portfolio	ACL Category as a % of Total ACL	Allocated Allowance	% of Loan Portfolio	ACL Category as a % of Total ACL	Allocated Allowance	% of Loan Portfolio	ACL Category as a % of Total ACL
Commercial & industrial *	$12,613	23%	25%	$11,644	34%	36%	$5,471	31%	39%
Owner-occupied CRE	7,222	17%	14%	5,872	19%	18%	3,010	19%	22%
Agricultural	9,547	17%	19%	1,395	4%	4%	579	4%	4%
CRE investment	8,462	18%	17%	5,441	16%	17%	1,600	17%	11%
Construction & land development	1,812	5%	4%	984	5%	3%	414	4%	3%
Residential construction	900	1%	2%	421	1%	1%	368	2%	3%
Residential first mortgage	6,844	15%	14%	4,773	16%	15%	1,669	17%	12%
Residential junior mortgage	1,340	3%	3%	1,086	4%	4%	517	5%	4%
Retail & other	932	1%	2%	557	1%	2%	344	1%	2%
Total ACL-Loans	$49,672	100%	100%	$32,173	100%	100%	$13,972	100%	100%
* The PPP loans are fully guaranteed by the SBA; thus, no ACL-Loans has been allocated to these loans.

Nonperforming Assets
As part of its overall credit risk management process, management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized. Management continues to actively work with customers to monitor credit risk from the ongoing economic disruptions surrounding the pandemic. Since the pandemic started, nearly 1,000 loans were provided temporary payment modifications, and as of December 31, 2021, no loans remain under temporary payment modification structure. In addition to the discussion that follows, accounting policies for loans and the ACL-Loans are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional credit quality disclosures are included in Note 4, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $56 million at December 31, 2021, compared to $13 million at December 31, 2020. Nonaccrual loans were $44 million at December 31, 2021, compared to $9 million at December 31, 2020, with the increase largely due to the nonaccrual agricultural loans acquired with County. OREO was $12 million at December 31, 2021, up from $4 million at year-end 2020, with the increase primarily due to the addition of closed bank branch properties. Nonperforming assets as a percent of total assets was 0.73% at December 31, 2021, compared to 0.29% at December 31, 2020.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $53 million (1% of total loans) and $21 million (1% of total loans) at December 31, 2021 and 2020, respectively, with the increase largely due to the agricultural loans acquired with County. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 10: Nonperforming Assets

(in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Nonperforming loans:
Commercial & industrial	$1,908	$2,646	$6,249
PPP loans	—	—	—
Owner-occupied CRE	4,220	1,869	3,311
Agricultural	28,367	1,830	1,898
CRE investment	4,119	1,488	1,073
Construction & land development	1,071	327	20
Residential construction	—	—	—
Residential first mortgage	4,132	823	1,090
Residential junior mortgage	243	384	480
Retail & other	94	88	1
Total nonaccrual loans	44,154	9,455	14,122
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	44,154	9,455	14,122
OREO:
Commercial real estate owned	1,549	—	—
Residential real estate owned	99	—	—
Bank property real estate owned	10,307	3,608	1,000
Total OREO	11,955	3,608	1,000
Total nonperforming assets (NPAs)	$56,109	$13,063	$15,122
Performing troubled debt restructurings	$5,443	$2,120	$—
Ratios:
Nonperforming loans to total loans	0.96%	0.34%	0.55%
NPAs to total loans plus OREO	1.21%	0.47%	0.59%
NPAs to total assets	0.73%	0.29%	0.42%
ACL-Loans to nonperforming loans	112%	340%	99%
ACL-Loans to total loans	1.07%	1.15%	0.54%
Investment Securities Portfolio
The investment securities portfolio is intended to provide Nicolet with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to Nicolet. All investment securities are classified at the time of purchase as available for sale (“AFS”) or held to maturity (“HTM”). In addition to the discussion that follows, the investment securities portfolio accounting policies are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures are included in Note 3, “Investment Securities,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
At December 31, 2021, the investment securities portfolio totaled $1.6 billion, comprised of $922 million securities AFS and $652 million securities HTM (representing 20% of total assets), compared to $539 million, all securities AFS, (representing 12% of total assets) at December 31, 2020. During 2021, the Company purchased approximately $500 million of U.S. Treasury securities (included in U.S. government agency securities) of varying yields and durations, which were classified as HTM, to re-invest a portion of excess cash liquidity. In addition, the acquisitions of Mackinac and County added investment securities totaling $104 million and $300 million, respectively, at acquisition, with a portion of these investment securities designated as HTM at acquisition.
Nicolet also had other investments of $44 million and $28 million at December 31, 2021 and 2020, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (“FHLB”) (required as members of the Federal Reserve Bank System and the FHLB System), equity securities with readily determinable fair values, and to a lesser degree equity investments in other private companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus not liquid, have no ready market or quoted market value, and are carried at cost. The private company equity investments have no quoted market prices, and are carried at cost less impairment charges, if any. The other investments are evaluated periodically for impairment, considering financial condition and other available relevant information.

Table 11: Investment Securities Portfolio Maturity Distribution (1)

Securities AFS at December 31, 2021	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- backed Securities		Total Amortized Cost		Total Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government agency securities	$503	3.0%	$175,516	0.2%	$16,374	2.6%	$113	3.1%	$—	—%	$192,506	0.4%	$191,277
State, county and municipals	13,035	2.5%	97,129	2.4%	129,514	2.2%	72,039	3.6%	—	—%	311,717	2.6%	312,737
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	270,017	2.6%	270,017	2.6%	271,262
Corporate debt securities	17,138	2.6%	60,562	3.3%	54,892	4.5%	10,580	4.0%	—	—%	143,172	3.7%	146,385
Total amortized cost	$30,676	2.7%	$333,207	1.0%	$200,780	2.9%	$82,732	3.8%	$270,017	2.6%	$917,412	2.3%	$921,661
Total fair value and carrying value	$30,916		$335,452		$200,089		$83,942		$271,262				$921,661
	3%		36%		22%		9%		30%				100%

Securities HTM at December 31, 2021	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- backed Securities		Total Amortized Cost		Total Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. government agency securities	$—	—%	$497,070	0.7%	$11,740	4.2%	$—	—%	$—	—%	$508,810	0.8%	$506,070
State, county and municipals	7,396	2.6%	3,932	3.1%	22,388	2.5%	9,160	4.9%	—	—%	42,876	3.1%	42,713
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	100,117	2.2%	100,117	2.2%	99,611
Total amortized cost	$7,396	2.6%	$501,002	1.0%	$34,128	2.9%	$9,160	4.9%	$100,117	2.2%	$651,803	1.2%	$648,394
Total fair value and carrying value	$7,394		$498,252		$33,993		$9,144		$99,611				$648,394
	1%		77%		5%		1%		16%				100%
(1) The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% adjusted for the disallowance of interest expense.
Deposits
Deposits represent Nicolet’s largest source of funds. The deposit levels in 2021 and 2020 have been heavily influenced by the ongoing economic uncertainty, government stimulus payments and other directives related to the pandemic, which reduced spending and increased liquidity of consumers and businesses, as well as by PPP loan proceeds retained on deposit by commercial borrowers. In addition, Mackinac and County added deposits of $1.4 billion and $1.0 billion, respectively, at acquisition.
Deposits levels may also be impacted by competition with other bank and nonbank institutions, as well as with a number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Deposit challenges include competitive deposit product features, price changes on deposit products given movements in the interest rate environment and other competitive pricing pressures, and customer preferences regarding higher-costing deposit products or non-deposit investment alternatives. Additional disclosures on deposits are included in Note 8, “Deposits,” in the Notes to Consolidated Financial Statements, under Part II, Item 8. See Table 2 for information on average deposit balances and deposit rates.
Table 12: Period End Deposit Composition

(in thousands)	December 31, 2021		December 31, 2020		December 31, 2019
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,975,705	31%	$1,212,787	31%	$819,055	28%
Money market and interest-bearing demand	2,834,824	44%	1,551,325	40%	1,241,642	42%
Savings	803,197	12%	521,814	13%	343,199	11%
Time	852,190	13%	624,473	16%	550,557	19%
Total deposits	$6,465,916	100%	$3,910,399	100%	$2,954,453	100%
Brokered transaction accounts	$234,306	4%	$46,340	1%	$48,497	1%
Brokered time deposits	209,857	3%	278,521	7%	111,694	4%
Total brokered deposits	$444,163	7%	$324,861	8%	$160,191	5%
Customer transaction accounts	$5,379,420	83%	$3,239,586	83%	$2,355,399	80%
Customer time deposits	642,333	10%	345,952	9%	438,863	15%
Total customer deposits (core)	$6,021,753	93%	$3,585,538	92%	$2,794,262	95%

Total deposits were $6.5 billion at December 31, 2021, an increase of $2.6 billion (65%) over year-end 2020, largely due to the acquisitions of Mackinac and County, as well as additional government stimulus and new PPP funds on deposit. Since December 31, 2020, customer deposits (core) increased $2.4 billion to represent 93% of total deposits, and brokered deposits increased $0.1 billion to represent 7% of total deposits.
On average, deposits grew $1.1 billion (31%) between 2021 and 2020 (as detailed in Table 2), primarily due to the timing of the acquisitions (Mackinac in September 2021 and County in December 2021) and the liquidity objectives of our customers in uncertain economic times. Average customer deposits (core) increased $1.0 billion (33%), while average brokered deposits were up slightly (6%) over the prior year.
At December 31, 2021, Nicolet had $113 million of time deposits that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. The following table provides information on the maturity distribution of those time deposits, including the portion of those time deposits in excess of the FDIC insurance limits (over $250,000) as of December 31, 2021.
Table 13: Maturity Distribution of Uninsured Time Deposits

(in thousands)	Time Deposits Over FDIC Insurance Limits	Portion of Time Deposits in Excess of FDIC Insurance Limits
3 months or less	$28,239	$11,989
Over 3 months through 6 months	13,688	4,938
Over 6 months through 12 months	45,988	34,988
Over 12 months	24,684	10,934
Total	$112,599	$62,849
Total uninsured deposits were $2.1 billion and $1.2 billion as of December 31, 2021 and 2020, respectively.
Other Funding Sources
Other funding sources include short-term borrowings (zero at both December 31, 2021 and 2020) and long-term borrowings (totaling $217 million and $54 million at December 31, 2021 and 2020, respectively). Short-term borrowings (with an original contractual maturity of one year or less) consist mainly of short-term FHLB advances, customer repurchase agreements or federal funds purchased. Long-term borrowings (with an original contractual maturity of over one year) include FHLB advances, junior subordinated debentures, and subordinated notes. The interest on all long-term borrowings is current.
In July 2021, the Company completed the private placement of $100 million in fixed-to-floating rate subordinated notes due in 2031, with a fixed annual rate of 3.125% for the first five years, and will reset quarterly thereafter to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 237.5 basis points. In addition, the Company acquired $16 million of junior subordinated debentures and $52 million of subordinated notes as part of the County acquisition. All FHLB advances acquired with the Mackinac and County acquisitions were repaid in full shortly after the respective acquisition dates given our strong core deposit base. See Note 9, “Short and Long-Term Borrowings,” of the Notes to Consolidated Financial Statements under Part II, Item 8 for additional details. See section “Liquidity Management,” for information on available funding sources at December 31, 2021.
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
Given the stable core customer deposit base, fairly consistent patterns of activity in the core deposit base (including extra growth in core deposits related to the pandemic and ongoing economic uncertainty, as previously discussed), and the minimal use of capacity available in numerous non-core funding sources, Nicolet’s liquidity levels and resources have been sufficient to fund loans, accommodate deposit trends and cycles, and to meet other cash needs as necessary. At the onset of the pandemic, but prior to the announcement of government stimulus, management initiated preparatory actions to increase on-balance sheet liquidity to ensure we could meet customer needs. These actions proved later to not be necessary, leading us to reduce non-deposit funding. In addition to this on-balance sheet liquidity build, remaining liquidity facilities continue to provide capacity and flexibility in an uncertain time.
Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of additional brokered deposits or other wholesale funding. At December 31, 2021, approximately 18% of the investment securities portfolio was pledged to secure public deposits, as applicable, and for other purposes as required by law. Additional funding sources at December 31, 2021, consist of

$195 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $355 million, and borrowing capacity in the brokered deposit market.
In consideration of the funds availability for the Bank and the current high levels of cash in a very low interest rate environment, management has taken prudent pricing actions on deposits and loans, as well as actions to reduce non-deposit funding. Brokered deposits have matured without renewal and selected FHLB advances were repaid early.
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, debt service requirements and, when opportune, for common stock repurchases or investment in other strategic actions such as mergers or acquisitions. At December 31, 2021, the Parent Company had $85 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds, as more fully described in “Business—Regulation of the Bank – Payment of Dividends” and in Note 17, “Regulatory Capital Requirements,” in the Notes to the Consolidated Financial Statements under Part II, Item 8. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.
Cash and cash equivalents at December 31, 2021 and 2020 were approximately $595 million and $803 million, respectively. The $208 million decrease in cash and cash equivalents since year-end 2020 included $98 million net cash provided by operating activities (mostly earnings), more than offset by $371 million net cash used in investing activities (primarily to purchase investment securities and to fund loan growth) and $65 million net cash provided by financing activities (with funds from increased deposits and the subordinated notes issuance partly offset by the early redemption of selected debt and common stock repurchases). Nicolet’s liquidity resources were sufficient as of December 31, 2021 to fund loans, accommodate deposit trends and cycles, and to meet other cash needs as necessary.
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
Among other scenarios, Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned above and reflect the changed interest rate environment, partly in response to the pandemic. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at December 31, 2021 and 2020, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 14 below. The results were within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps, and given the relatively short nature of the Company’s balance sheet, reflect a largely unchanged risk position as expected.

Table 14: Interest Rate Sensitivity

	December 31, 2021	December 31, 2020
200 bps decrease in interest rates	(0.3)%	(0.8)%
100 bps decrease in interest rates	(0.3)%	(0.8)%
100 bps increase in interest rates	(0.1)%	4.0%
200 bps increase in interest rates	(0.3)%	8.1%
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
Capital balances and changes in capital are presented in the Consolidated Statements of Changes in Stockholders’ Equity in Part II, Item 8. Further discussion of capital components is included in Note 12, “Stockholders’ Equity,” and a summary of dividend restrictions, as well as regulatory capital amounts and ratios for Nicolet and the Bank is presented in Note 17, “Regulatory Capital Requirements,” of the Notes to Consolidated Financial Statements under Part II, Item 8.
The Company’s and the Bank’s regulatory capital ratios remain well above minimum regulatory ratios, including the capital conservation buffer. At December 31, 2021, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. For a discussion of the regulatory restrictions applicable to the Company and the Bank, see section “Business-Regulation of Nicolet” and “Business-Regulation of the Bank,” included within Part I, Item 1. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in Table 15.

Table 15: Capital

($ in thousands)	December 31, 2021	December 31, 2020
Company Stock Repurchases: *
Common stock repurchased during the year (dollars)	$61,464	$40,544
Common stock repurchased during the year (shares)	793,064	646,748
Company Risk-Based Capital:
Total risk-based capital	$793,410	$406,325
Tier 1 risk-based capital	604,199	385,068
Common equity Tier 1 capital	567,095	361,162
Total capital ratio	13.8%	12.9%
Tier 1 capital ratio	10.5%	12.2%
Common equity tier 1 capital ratio	9.9%	11.4%
Tier 1 leverage ratio	9.4%	9.0%
Bank Risk-Based Capital:
Total risk-based capital	$700,869	$351,081
Tier 1 risk-based capital	664,688	329,824
Common equity Tier 1 capital	664,688	329,824
Total capital ratio	12.2%	11.2%
Tier 1 capital ratio	11.6%	10.5%
Common equity tier 1 capital ratio	11.6%	10.5%
Tier 1 leverage ratio	10.3%	7.8%
* Reflects only the common stock repurchased under board of director authorizations.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. Through an ongoing repurchase program, the Board has authorized the repurchase of Nicolet’s common stock as an alternative use of capital. During 2021, $61 million was used to repurchase and cancel approximately 793,000 shares at a weighted average price per share of $77.50. At December 31, 2021, there remained $69 million authorized under this repurchase program, as modified, to be utilized from time to time to repurchase shares in the open market, through block transactions or in private transactions.
Off-Balance Sheet Arrangements, Lending-Related Commitments and Contractual Obligations
Nicolet is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2021, interest rate lock commitments to originate residential mortgage loans held for sale of $50 million (included in the commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale of $1 million are considered derivative instruments. Further information and discussion of these commitments is included in Note 14, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, under Part II, Item 8.
The table below outlines the principal amounts and timing of Nicolet’s contractual obligations. The amounts presented below exclude amounts due for interest, if applicable, and include any unamortized premiums / discounts or other similar carrying value adjustments. As of December 31, 2021, Nicolet had the following contractual obligations. Further discussion of the nature of each obligation is included in the referenced note of the Notes to Consolidated Financial Statements, under Part II, Item 8.
Table 16: Contractual Obligations

(in thousands)	Note	Maturity by Years
	Reference	Total	1 or less	1-3	3-5	Over 5
Time deposits	8	$852,190	$534,767	$273,955	$42,276	$1,192
Long-term borrowings	9	216,915	10,000	—	5,000	201,915
Operating leases	5	9,456	2,033	2,945	2,036	2,442
Total long-term contractual obligations		$1,078,561	$546,800	$276,900	$49,312	$205,549
Critical Accounting Estimates
The consolidated financial statements of Nicolet are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and follow general practices within the industry in which it operates. This preparation requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the consolidated financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Estimates that are particularly susceptible to significant change include the valuation of loan acquisition transactions, as well as the determination of the allowance for credit losses and income taxes and, therefore, are critical accounting policies. In addition to the discussion that follows, the accounting policies related to these estimates are further described in Note 1, “Nature of Business and Significant Accounting Policies,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
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
Allowance for Credit Losses - Loans
Management’s evaluation process used to determine the appropriateness of the ACL-Loans is subject to the use of estimates, assumptions, and judgment. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect probable credit losses. Because interpretation and analysis involves judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated credit losses and therefore the appropriateness of the ACL-Loans could change significantly. Effective January 1, 2020, the Company changed its methodology for accounting for the allowance for credit losses-loans due to the adoption of a new accounting standard, which requires use of a lifetime expected credit losses model versus the historical incurred credit losses model. See Note 1, “Nature of Business and Significant Accounting Policies,” in the Notes to Consolidated Financial Statements, under Part II, Item 8 for the impact of this change on accounting policies.
The allocation methodology applied by Nicolet is designed to assess the appropriateness of the ACL-Loans and includes allocations for individually evaluated credit-deteriorated loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative and environmental factors. The methodology includes evaluation and consideration of several factors, including but not limited to: management’s ongoing review and grading of the loan portfolio, evaluation of facts and issues related to specific loans, consideration of historical loan loss and delinquency experience on each portfolio segment, trends in past due and nonaccrual loans, the risk characteristics of specific loans or various loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, the fair value of underlying collateral, existing economic conditions, and other qualitative and quantitative factors which could affect expected credit losses. In addition, with adoption of CECL in 2020, the model also now considers reasonable and supportable forecasts to assess the collectability of future cash flows. While management uses the best information available to make its evaluation, future adjustments to the ACL-Loans may be necessary if there are significant changes in economic conditions (both existing and forecast) or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ACL-Loans is made for analytical purposes and is not necessarily indicative of the trend of future credit losses in any particular loan category. The ACL-Loans is available to absorb losses from any segment of the loan portfolio. Management believes the ACL-Loans is appropriate at December 31, 2021. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements.
Consolidated net income and stockholders’ equity could be affected if management’s estimate of the ACL-Loans necessary to cover expected credit losses is subsequently materially different, requiring a change in the level of provision for credit losses to be recorded. While management uses currently available information to recognize expected credit losses on loans, future adjustments to the ACL-Loans may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions or forecasts that affect Nicolet’s customers. As an integral part of their examination process, federal regulatory agencies also review the ACL-Loans. Such agencies may require additions to the ACL-Loans or may require that certain loan balances be charged-off or downgraded into classified loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examination.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NICOLET BANKSHARES, INC. Consolidated Balance Sheets
(In thousands, except share and per share data)	December 31, 2021	December 31, 2020
Assets
Cash and due from banks	$209,349	$88,460
Interest-earning deposits	385,943	714,399
Federal funds sold	—	—
Cash and cash equivalents	595,292	802,859
Certificates of deposit in other banks	21,920	29,521
Securities available for sale (“AFS”), at fair value	921,661	539,337
Securities held to maturity (“HTM”), at amortized cost	651,803	—
Other investments	44,008	27,619
Loans held for sale	6,447	21,450
Other assets held for sale	199,833	—
Loans	4,621,836	2,789,101
Allowance for credit losses - loans (“ACL-Loans”)	(49,672)	(32,173)
Loans, net	4,572,164	2,756,928
Premises and equipment, net	94,566	59,944
Bank owned life insurance (“BOLI”)	134,476	83,262
Goodwill and other intangibles, net	339,492	175,353
Accrued interest receivable and other assets	113,375	55,516
Total assets	$7,695,037	$4,551,789

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$1,975,705	$1,212,787
Interest-bearing deposits	4,490,211	2,697,612
Total deposits	6,465,916	3,910,399
Short-term borrowings	—	—
Long-term borrowings	216,915	53,869
Other liabilities held for sale	51,586	—
Accrued interest payable and other liabilities	68,729	48,332
Total liabilities	6,803,146	4,012,600
Stockholders’ Equity:
Common stock	140	100
Additional paid-in capital	575,045	273,390
Retained earnings	313,604	252,952
Accumulated other comprehensive income (loss)	3,102	12,747
Total stockholders’ equity	891,891	539,189
Total liabilities and stockholders’ equity	$7,695,037	$4,551,789

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	13,994,079	10,011,342
Common shares issued	14,019,880	10,030,267

 See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Income	Years Ended December 31,
(In thousands, except share and per share data)	2021	2020	2019
Interest income:
Loans, including loan fees	$156,559	$136,372	$125,524
Investment securities:
Taxable	9,934	8,118	7,584
Tax-exempt	2,157	2,101	2,075
Other interest income	2,909	2,611	3,405
Total interest income	171,559	149,202	138,588
Interest expense:
Deposits	10,448	16,641	18,965
Short-term borrowings	1	66	5
Long-term borrowings	3,155	3,157	3,540
Total interest expense	13,604	19,864	22,510
Net interest income	157,955	129,338	116,078
Provision for credit losses	14,900	10,300	1,200
Net interest income after provision for credit losses	143,055	119,038	114,878
Noninterest income:
Trust services fee income	7,774	6,463	6,227
Brokerage fee income	12,143	9,753	8,115
Mortgage income, net	22,155	29,807	11,878
Service charges on deposit accounts	5,023	4,208	4,824
Card interchange income	9,163	6,998	6,498
BOLI income	2,380	2,710	2,369
Asset gains (losses), net	4,181	(1,805)	7,897
Other income	4,545	4,492	5,559
Total noninterest income	67,364	62,626	53,367
Noninterest expense:
Personnel	70,618	57,121	54,437
Occupancy, equipment and office	21,058	16,718	14,788
Business development and marketing	5,403	5,396	5,685
Data processing	11,990	10,495	9,950
Intangibles amortization	3,494	3,567	3,872
FDIC assessments	2,035	707	593
Merger-related expense	5,651	1,020	100
Other expense	9,048	5,695	7,374
Total noninterest expense	129,297	100,719	96,799
Income before income tax expense	81,122	80,945	71,446
Income tax expense	20,470	20,476	16,458
Net income	60,652	60,469	54,988
Less: Net income attributable to noncontrolling interest	—	347	347
Net income attributable to Nicolet Bankshares, Inc.	$60,652	$60,122	$54,641
Earnings per common share:
Basic	$5.65	$5.82	$5.71
Diluted	$5.44	$5.70	$5.52
Weighted average common shares outstanding:
Basic	10,735,605	10,337,138	9,561,978
Diluted	11,144,866	10,541,251	9,900,319

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Comprehensive Income	Years Ended December 31,
(In thousands)	2021	2020	2019
Net income	$60,652	$60,469	$54,988
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	(13,495)	11,803	13,758
Net (gains) losses included in income	283	(395)	22
Income tax (expense) benefit	3,567	(3,079)	(3,722)
Total other comprehensive income (loss), net of tax	(9,645)	8,329	10,058
Comprehensive income	$51,007	$68,798	$65,046

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Changes in Stockholders’ Equity
	Nicolet Bankshares, Inc. Stockholders’ Equity
(In thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balances at December 31, 2018	$95	$247,790	$144,364	$(5,640)	$743	$387,352
Comprehensive income:
Net income	—	—	54,641	—	347	54,988
Other comprehensive income (loss)	—	—	—	10,058	—	10,058
Stock-based compensation expense	—	5,038	—	—	—	5,038
Exercise of stock options, net	3	8,147	—	—	—	8,150
Issuance of common stock in acquisitions, net of capitalized issuance costs of $163	12	79,622	—	—	—	79,634
Issuance of common stock	—	592	—	—	—	592
Purchase and retirement of common stock	(4)	(28,456)	—	—	—	(28,460)
Distribution to noncontrolling interest	—	—	—	—	(362)	(362)
Balances at December 31, 2019	$106	$312,733	$199,005	$4,418	$728	$516,990
Comprehensive income:
Net income	—	—	60,122	—	347	60,469
Other comprehensive income (loss)	—	—	—	8,329	—	8,329
Stock-based compensation expense	—	5,700	—	—	—	5,700
Exercise of stock options, net	—	1,474	—	—	—	1,474
Issuance of common stock	—	581	—	—	—	581
Purchase and retirement of common stock	(6)	(42,082)	—	—	—	(42,088)
Purchase of noncontrolling interest	—	(5,016)	—	—	(860)	(5,876)
Distribution to noncontrolling interest	—	—	—	—	(215)	(215)
Adoption of new accounting pronouncement	—	—	(6,175)	—	—	(6,175)
Balances at December 31, 2020	$100	$273,390	$252,952	$12,747	$—	$539,189
Comprehensive income:
Net income	—	—	60,652	—	—	60,652
Other comprehensive income (loss)	—	—	—	(9,645)	—	(9,645)
Stock-based compensation expense	—	7,307	—	—	—	7,307
Exercise of stock options, net	1	1,836	—	—	—	1,837
Issuance of common stock in County acquisition, net of capitalized issuance costs of $397	24	175,131	—	—	—	175,155
Issuance of common stock in Mackinac acquisition, net of capitalized issuance costs of $392	23	179,411	—	—	—	179,434
Issuance of common stock	—	545	—	—	—	545
Purchase and retirement of common stock	(8)	(62,575)	—	—	—	(62,583)
Balances at December 31, 2021	$140	$575,045	$313,604	$3,102	$—	$891,891

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Cash Flows	Years Ended December 31,
(In thousands)	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$60,652	$60,469	$54,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	13,857	10,685	7,311
Provision for credit losses	14,900	10,300	1,200
Provision for deferred taxes	6,332	3,127	(2,652)
Increase in cash surrender value of life insurance	(2,380)	(2,199)	(1,967)
Stock-based compensation expense	7,307	5,700	5,038
Assets (gains) losses, net	(4,181)	1,805	(7,897)
Gain on sale of loans held for sale, net	(20,468)	(29,966)	(11,244)
Proceeds from sale of loans held for sale	650,573	854,608	425,530
Origination of loans held for sale	(619,431)	(848,337)	(418,229)
Net change in accrued interest receivable and other assets	(10,531)	6,991	(2,951)
Net change in accrued interest payable and other liabilities	1,024	5,716	9,010
Net cash provided by (used in) operating activities	97,654	78,899	58,137
Cash Flows From Investing Activities:
Net (increase) decrease in certificates of deposit in other banks	10,968	9,167	(1,924)
Purchases of securities AFS	(299,746)	(170,518)	(95,627)
Purchases of securities HTM	(569,910)	—	—
Proceeds from sales of securities AFS	42,973	19,045	23,405
Proceeds from calls and maturities of investment securities	167,024	94,818	53,933
Net (increase) decrease in loans	(76,427)	(125,020)	(57,156)
Purchases of other investments	(13,432)	(4,360)	(2,669)
Proceeds from sales of other investments	10,203	—	17,144
Net increase in premises and equipment	(12,791)	(10,791)	(4,392)
Proceeds from sales of other real estate and other assets	2,743	343	457
Purchase of BOLI	—	—	(5,000)
Proceeds from redemption of BOLI	—	440	1,348
Net cash (paid) received in business combination	367,797	(21,820)	7,331
Net cash provided by (used in) investing activities	(370,598)	(208,696)	(63,150)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	210,375	815,094	49,259
Net increase (decrease) in short-term borrowings	—	—	(4,233)
Proceeds from long-term borrowings	103,953	367,842	—
Repayments of long-term borrowings	(187,961)	(384,091)	(87,237)
Distribution to noncontrolling interest	—	(215)	(362)
Purchase of noncontrolling interest	—	(8,000)	—
Capitalized issuance costs, net	(789)	—	(163)
Purchase and retirement of common stock	(62,583)	(42,088)	(28,460)
Proceeds from issuance of common stock, net	2,382	2,055	8,742
Net cash provided by (used in) financing activities	65,377	750,597	(62,454)
Net increase (decrease) in cash and cash equivalents	(207,567)	620,800	(67,467)
Beginning cash and cash equivalents	802,859	182,059	249,526
Ending cash and cash equivalents *	$595,292	$802,859	$182,059
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,882	$23,485	$22,334
Cash paid for taxes	24,341	21,969	16,140
Transfer of loans and bank premises to other real estate owned	8,177	2,608	1,025
Capitalized mortgage servicing rights	4,329	5,256	2,876
Acquisitions:
Fair value of assets acquired	$2,968,000	$160,000	$412,000
Fair value of liabilities assumed	2,666,000	146,000	377,000
Net assets acquired	$302,000	$14,000	$35,000
Common stock issued in acquisitions	$355,378	$—	$79,797
* Cash and cash equivalents at December 31, 2021 included restricted cash of $1.9 million pledged as collateral on interest rate swaps and no reserve balance was required with the Federal Reserve. At December 31, 2020 cash and cash equivalents included restricted cash of $1.9 million pledged as collateral on interest rate swaps and no reserve balance was required with the Federal Reserve, while at December 31, 2019, cash and cash equivalents included $6.0 million for the reserve balance required with the Federal Reserve and $1.3 million was pledged as collateral on interest rate swaps.
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

At December 31, 2021, the Company had three wholly owned subsidiaries, the Bank, Nicolet Advisory Services, LLC (“Nicolet Advisory”), and Nicolet Insurance Services, LLC (“Nicolet Insurance”). At December 31, 2021, the Bank wholly owns an investment subsidiary based in Nevada, a subsidiary that provides a web-based investment management platform for financial advisor trades and related activity, and an entity that owns the building in which Nicolet is headquartered, Nicolet Joint Ventures, LLC (the “JV”). The JV was owned 50% by a real estate development and investment firm (the “Firm”) through the JV until late 2020 when the Bank became the 100% owner and sole managing member of the JV. The Firm is considered a related party, as one of its principals is a Board member and shareholder of the Company. See Note 15 for additional related party disclosures, including details of the 50% interest purchased from the Firm.

Nicolet Advisory is a registered investment advisor subsidiary that provides brokerage and investment advisory services to customers. In late 2020, to improve process efficiencies and organizational structure, the Company dissolved its wholly owned subsidiary, Brookfield Investment Partners, LLC, which provided limited investment services (transactional and strategy) to a few smaller banks, and Nicolet Advisory assumed those additional investment services contracts. Nicolet Insurance, acquired in 2021, was formed to facilitate the delivery of a crop insurance product associated with Nicolet’s agricultural lending.

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

Operating Segment: The consolidated income of the Company is derived principally from the Bank, which conducts lending (primarily commercial and agricultural-based loans, as well as residential and consumer loans) and deposit gathering (including other banking- and deposit-related products and services, such as ATMs, safe deposit boxes, check cashing, wires, and debit cards) to businesses, consumers and governmental units principally in its trade area of northeast and central Wisconsin, and northern Michigan and the upper peninsula of Michigan, trust services, brokerage services (delivered through the Bank and Nicolet Advisory), and the support to deliver, fund and manage all such banking and wealth management services to its customer base. The individual contribution from wealth management was not significant to the consolidated balance sheet or net income for 2021, 2020, or 2019. While the chief operating decision makers monitor the revenue streams of the various products and services, and evaluate costs, balance sheet positions and quality, all such products, services and activities are directly or indirectly related to the business of community banking, with no regular, formal or material segment delineations. Operations are managed and financial performance is evaluated on a company-wide basis, and accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits in other banks with original maturities of less than 90 days, if any, and federal funds sold. The Bank maintains amounts in due from banks which, at times, may exceed federally insured limits. Management monitors these correspondent relationships. The Bank has not experienced any losses in such accounts. The Bank may have restrictions on cash and due from banks as it is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. At December 31, 2021 and 2020, no reserve balance was required with the Federal Reserve Bank as the Federal Reserve’s board authorized a reduction to the reserve requirement ratios to 0% effective March 26, 2020 to provide monetary stimulus in response to the economic disruptions resulting from the pandemic. In addition, cash and cash equivalents includes restricted cash of $1.9 million pledged as collateral on an interest rate swap at both December 31, 2021 and 2020.

Securities Available for Sale: Securities are classified as AFS on the consolidated balance sheets at the time of purchase and include those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities classified as AFS are carried at fair value, with unrealized gains or losses, net of related deferred income taxes, reported as increases or decreases in accumulated other comprehensive income. Realized gains or losses on sales of securities AFS (using the specific identification method) are included in the consolidated statements of income under asset gains (losses), net. Premiums and discounts are amortized or accreted into interest income over the estimated life of the related securities using the effective interest method.

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

Securities Held to Maturity: Securities are classified as HTM on the consolidated balance sheets at the time of purchase and include those securities that the Company has both the positive intent and ability to hold to maturity. HTM securities are carried at amortized cost on the consolidated balance sheets. Premiums and discounts are amortized or accreted into interest income over the estimated life of the related securities using the effective interest method.

Management evaluates securities HTM on a quarterly basis to determine whether an ACL is necessary. In making this determination, management considers the facts and circumstances of the underlying investment securities. The ACL for HTM securities, if deemed necessary, evaluates expected credit losses on HTM securities by security type, aggregated by similar risk characteristics, and considers historical credit loss information as adjusted for current conditions and supportable forecasts. See Note 3 for additional disclosures on HTM securities.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Other Investments: Other investments include equity securities with readily determinable fair values, “restricted” equity securities, and private company securities. At December 31, 2021, other investments included $5.7 million of equity securities which are carried at their readily determinable fair values, $32.1 million of “restricted“ equity securities, and $6.2 million of private company securities. As a member of the Federal Reserve Bank System and the Federal Home Loan Bank (“FHLB”) System, the Bank is required to maintain an investment in the capital stock of these entities. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other exchange traded equity securities. As no ready market exists for these stocks, and they have no quoted market value, these investments are carried at cost. Also included are investments in other private companies that do not have quoted market prices, which are carried at cost less impairment charges, if any. Management’s evaluation of these other investments for impairment includes consideration of the financial condition and other available relevant information of the issuer.

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value as determined on an aggregate basis and generally consist of current production of certain fixed-rate residential first mortgages. The amount by which cost exceeds fair value is recorded as a valuation allowance and charged to earnings. Changes, if any, in the valuation allowance are included in earnings in the period in which the change occurs. As of December 31, 2021 and 2020, no valuation allowance was necessary. Loans held for sale may be sold servicing retained or servicing released, and are generally sold without recourse. The carrying value of mortgage loans sold with servicing retained is reduced by the amount allocated to the servicing right at the time of sale. Gains and losses on sales of mortgage loans held for sale are included in earnings in mortgage income, net.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

Effective January 1, 2020, the Company uses a current expected credit loss model (“CECL”) to estimate the ACL-Loans. This methodology also considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the ACL-Loans estimate under the CECL model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements; performs an individual evaluation of PCD and other credit-deteriorated loans; calculates the historical loss rates for the segmented loan pools; applies the loss rates over the calculated life of the pooled loans; adjusts for forecasted macro-level economic conditions; and determines qualitative adjustments based on factors and conditions unique to Nicolet’s portfolio.

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

Management allocates the ACL-Loans by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve is established for individually evaluated PCD and other credit-deteriorated loans, which management defines as nonaccrual credit relationships over $250,000, collateral dependent loans, and other loans with evidence of credit deterioration. The specific reserve in the ACL-Loans for these credit deteriorated loans is equal to the aggregate collateral or discounted cash flow shortfall. Next, management allocates the ACL-Loans with historical loss rates by loan segment. The loss factors are measured on a quarterly basis and applied to each loan segment based on current loan balances and projected for their expected remaining life. Management also allocates the ACL-Loans using the qualitative and environmental factors mentioned above. Consideration is given to those current qualitative or environmental factors that are likely to cause estimated credit losses at the evaluation date to differ from the historical loss experience of each loan segment. Lastly, management considers reasonable and

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

supportable forecasts to assess the collectability of future cash flows. See Note 4 for additional information and disclosures on the ACL-Loans.

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

Allowance for Credit Losses - Unfunded Commitments: In addition to the ACL-Loans, the Company has established an allowance for unfunded commitments, included in accrued interest payable and other liabilities on the consolidated balance sheets, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. The ACL-Unfunded Commitments is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. See Note 4 for additional information on the ACL-Unfunded Commitments.

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

Operating Leases: The Company accounts for its operating leases in accordance with ASC 842, Leases, which requires lessees to record almost all leases on the balance sheet as a right-of-use (“ROU”) asset and lease liability. The operating lease ROU asset represents the right to use an underlying asset during the lease term (included in accrued interest receivable and other assets on the consolidated balance sheets), while the operating lease liability represents the obligation to make lease payments arising from the lease (included in accrued interest payable and other liabilities on the consolidated balance sheets). The ROU asset and lease liability are recognized at lease commencement based on the present value of the remaining lease payments, considering a discount rate that represents Nicolet’s incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term and is recognized in occupancy, equipment, and office on the consolidated statements of income. See Note 5 for additional information and disclosures on operating leases.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. The Company’s annual assessments resulted in a $0.8 million impairment charge on goodwill in late 2019 for a change in business strategy, while no other impairment was indicated on the remaining goodwill and other intangibles for 2021 or 2020.

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

The Company periodically evaluates its MSRs for impairment. At each reporting date impairment is assessed based on estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). The value of MSRs is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase.  A valuation allowance is established through a charge to earnings (included in mortgage income, net) to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification.  If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings, though not beyond the net amortized cost carried.  An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan payoff activity) is recognized as a write-down of the MSRs and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings.  A direct write-down permanently reduces the carrying value of the MSRs and valuation allowance, precluding subsequent recoveries.  See Note 6 for additional information on MSRs.

Loan Servicing Rights (“LSRs”):  The Company acquired loan servicing rights in connection with its acquisition of County Bancorp, Inc. (“County”) on December 3, 2021 (see Note 2 for additional information on the County acquisition). The LSRs were recorded at estimated fair value upon acquisition, and are subsequently accounted for utilizing the amortization method. Thus, the LSRs are amortized in proportion to and over the period of estimated net servicing income, with the amortization charged to earnings. The LSRs are assessed for impairment at each reporting date based on estimated fair value. Impairment is determined by stratifying the rights into tranches based on predominant characteristics, such as interest rate, loan type, and investor type. A valuation allowance is established through a charge to earnings to the extent that estimated fair value is less than the carrying amount of the servicing assets for an individual tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment through either recovery or additions to the valuation allocance, with such changes reported as a component of loan servicing fees on the consolidated statements of income. Fair value in excess of the carrying amount of servicing assets is not recognized. The amortization of loan servicing rights is reflected net of loan servicing fee income.  Loan servicing fee income for

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

servicing loans is based on a contractual percentage of the outstanding principal and is recorded as income when earned. See Note 6 for additional information on LSRs.

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

Income Taxes: The Company files a consolidated federal income tax return and a combined state income tax return (both of which include the Company and its wholly owned subsidiaries). Accordingly, amounts equal to tax benefits of those subsidiaries having taxable federal losses or credits are reimbursed by the subsidiaries that incur federal tax liabilities.

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

At acquisition, deferred taxes were evaluated in respect to the acquired assets and assumed liabilities (including the acquired net operating losses), and a net deferred tax asset was recorded. Certain limitations within the provisions of the tax code are placed on the amount of net operating losses which can be utilized as part of acquisition accounting rules and were incorporated into the calculation of the deferred tax asset. In addition, a portion of the fair value discounts on PCD loans which resolved in the first twelve months after the acquisition were disallowed under provisions of the tax code.

The Company may also recognize a liability for unrecognized tax benefits from uncertainty in income tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. At December 31, 2021, the Company determined it had no significant uncertainty in income tax positions. Interest and penalties related to unrecognized tax benefits are classified as income tax expense. See Note 13 for additional information on income taxes.

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

Revenue Recognition: Accounting principles (Revenue from Contracts with Customers, Topic 606) require that an entity recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

entity expects to be entitled in exchange for those goods and services. The guidance includes a five-step model to apply to revenue recognition, consisting of the following: (1) identify the contract; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when or as the performance obligation is satisfied. See Note 21 for additional information on revenue recognition.

Future Accounting Pronouncements: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The updated guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company continues to evaluate the impact of reference rate reform on its consolidated financial statements.

Reclassifications: Certain amounts in the 2020 and 2019 consolidated financial statements have been reclassified to conform to the 2021 presentation.
NOTE 2. ACQUISITIONS
Completed Acquisitions:
County Bancorp, Inc. (“County”): On December 3, 2021, Nicolet completed its merger with County, pursuant to the terms of the Agreement and Plan of Merger dated June 22, 2021 (the “County Merger Agreement”), at which time County merged with and into Nicolet, and Investors Community Bank, the wholly owned bank subsidiary of County, was merged with and into the Bank.

Pursuant to the County Merger Agreement, each share of County common stock issued and outstanding immediately prior to the Effective Time was converted into the right to receive, at the election of the shareholder, either cash of $37.18 or 0.48 shares of Nicolet common stock, subject to proration procedures such that 1,237,000 shares of County common stock were exchanged for cash, and the remaining shares were exchanged for Nicolet common stock. As a result, Nicolet issued approximately 2.4 million shares of Nicolet common stock for stock consideration of $176 million and cash consideration of $48 million, or a total purchase price of $224 million. With the County merger, Nicolet became the premier agriculture lender throughout Wisconsin.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

A summary of the assets acquired and liabilities assumed in the County transaction, as of the acquisition date, including the preliminary purchase price allocation was as follows.

(In millions, except share data)	Acquired from County	Fair Value Adjustments	Estimated Fair Value
Assets Acquired:
Cash and cash equivalents	$20	$—	$20
Investment securities	301	(1)	300
Loans	1,015	(1)	1,014
ACL-Loans	(11)	8	(3)
Premises and equipment	21	(4)	17
BOLI	33	—	33
Core deposit intangible	—	7	7
Loan servicing rights	20	—	20
Other assets	6	(2)	4
Total assets	$1,405	$7	$1,412
Liabilities Assumed:
Deposits	$1,027	$3	$1,030
Borrowings	218	1	219
Other liabilities	8	—	8
Total liabilities	$1,253	$4	$1,257
Net assets acquired			$155
Purchase Price:
Nicolet common stock issued (in shares)			2,366,243
Value of Nicolet common stock consideration			$176
Cash consideration paid			48
Total purchase price			$224
Write-off prior investment in County			(1)
Preliminary goodwill			$70

The Company purchased loans through the acquisition of County for which there was, at the date of acquisition, more than insignificant deterioration of credit quality since origination (purchased credit deteriorated loans or “PCD” loans). The carrying amount of these loans at acquisition was as follows.

(In thousands)	December 3, 2021
Purchase price of PCD loans at acquisition	$64,948
Allowance for credit losses on PCD loans at acquisition	3,262
Par value of PCD acquired loans at acquisition	$68,210

The Company accounted for the County acquisition under the acquisition method of accounting, and thus, the financial position and results of operations of County prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective estimated fair values at the date of acquisition. The estimated fair value was determined with the assistance of third party valuations, appraisals, and third party advisors. Due to the timing of the merger, the purchase price allocation and estimated fair value measurements remain preliminary. Goodwill arising as a result of the County acquisition is not deductible for tax purposes. Management will continue to review the estimated fair values and expects to finalize its analysis of the acquired assets and assumed liabilities in the transaction over the next few months, within one year of the merger. Therefore, adjustments to the purchase price allocation and estimated fair value may occur.

Mackinac Financial Corporation (“Mackinac”): On September 3, 2021, Nicolet completed its merger with Mackinac, pursuant to the terms of the Agreement and Plan of Merger dated April 12, 2021 (the “Mackinac Merger Agreement”), at which time Mackinac merged with and into Nicolet, and mBank, the wholly owned bank subsidiary of Mackinac, was merged with and into the Bank.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Pursuant to the Mackinac Merger Agreement, Mackinac shareholders received fixed consideration of 0.22 shares of Nicolet common stock and $4.64 in cash for each share of Mackinac common stock owned (approximating 20% in cash and 80% in stock), resulting in the issuance of 2.3 million shares of Nicolet common stock for stock consideration of $180 million and cash consideration of $49 million, or a total purchase price of $229 million. The Mackinac merger expands Nicolet prominently into Northern Michigan and the Upper Peninsula of Michigan, and adds to Nicolet’s presence in upper northeastern Wisconsin.

A summary of the assets acquired and liabilities assumed in the Mackinac transaction, as of the acquisition date, including the preliminary purchase price allocation was as follows.

(In millions, except share data)	Acquired from Mackinac	Fair Value Adjustments	Estimated Fair Value
Assets Acquired:
Cash and cash equivalents	$448	$—	$448
Investment securities	104	—	104
Loans	930	10	940
ACL-Loans	(6)	4	(2)
Premises and equipment	24	(3)	21
BOLI	16	—	16
Goodwill	20	(20)	—
Other intangibles	4	3	7
Other assets	25	(3)	22
Total assets	$1,565	$(9)	$1,556
Liabilities Assumed:
Deposits	$1,365	$1	$1,366
Borrowings	28	1	29
Other liabilities	13	1	14
Total liabilities	$1,406	$3	$1,409
Net assets acquired			$147
Purchase Price:
Nicolet common stock issued (in shares)			2,337,230
Value of Nicolet common stock consideration			$180
Cash consideration paid			49
Total purchase price			$229
Write-off prior investment in Mackinac			(2)
Preliminary goodwill			$84

The Company purchased loans through the acquisition of Mackinac for which there was, at the date of acquisition, more than insignificant deterioration of credit quality since origination (PCD loans). The carrying amount of these loans at acquisition was as follows.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

to review the estimated fair values and expects to finalize its analysis of the acquired assets and assumed liabilities in the transaction over the next few months, within one year of the merger. Therefore, adjustments to the purchase price allocation and estimated fair value may occur.

Summary Unaudited Pro Forma Information: The following unaudited pro forma information is presented for illustrative purposes only, and gives effect to the acquisitions of County and Mackinac as if the acquisitions had occurred on January 1, 2019, the beginning of the earliest period presented. The pro forma information should not be relied upon as being indicative of the historical results of operations the companies would have had if the acquisitions had occurred before such periods or the future results of operations that the companies will experience as a result of the mergers. The pro forma information, although helpful in illustrating the financial characteristics of the combined company under one set of assumptions, does not reflect the benefits of expected cost savings, opportunities to earn additional revenue, the impact of restructuring and merger-related expenses, or other factors that may result as a consequence of the mergers and, accordingly, does not attempt to predict or suggest future results.

	Years Ended
(In thousands, except per share data)	December 31, 2021	December 31, 2020	December 31, 2019
Total revenue, net of interest expense	$320,307	$308,325	$283,930
Net income	$87,860	$77,641	$74,087
Diluted earnings per common share	$5.91	$5.21	$5.13

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
NOTE 3.  INVESTMENT SECURITIES
Investment securities are classified as AFS or HTM on the consolidated balance sheets at the time of purchase. AFS securities include those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, and are carried at fair value on the consolidated balance sheets. HTM securities include those securities which the Company has both the positive intent and ability to hold to maturity, and are carried at amortized cost on the consolidated balance sheets. See Note 1 for the Company’s accounting policy on investment securities.
During 2021, the Company purchased approximately $500 million of U.S. government agency securities of varying yields and durations, which were classified as HTM, to re-invest a portion of excess cash liquidity. In addition, a portion of the investment securities acquired with County and Mackinac were designated as HTM at acquisition. The amortized cost and fair value of securities available for sale and held to maturity are summarized as follows.

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value as % of Total
Securities AFS:
U.S. government agency securities	$192,506	$6	$1,235	$191,277	21%
State, county and municipals	311,717	3,222	2,202	312,737	34%
Mortgage-backed securities	270,017	3,090	1,845	271,262	29%
Corporate debt securities	143,172	3,459	246	146,385	16%
	$917,412	$9,777	$5,528	$921,661	100%
Securities HTM:
U.S. government agency securities	$508,810	$—	$2,740	$506,070	78%
State, county and municipals	42,876	10	173	42,713	7%
Mortgage-backed securities	100,117	89	595	99,611	15%
Corporate debt securities	—	—	—	—	—%
	$651,803	$99	$3,508	$648,394	100%

	December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Fair Value as % of Total
Securities AFS:
U.S. government agency securities	$63,162	$289	$—	$63,451	12%
State, county and municipals	226,493	5,386	11	231,868	43%
Mortgage-backed securities	156,148	6,425	78	162,495	30%
Corporate debt securities	76,073	5,450	—	81,523	15%
	$521,876	$17,550	$89	$539,337	100%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Investment securities with a carrying value of $277 million and $146 million as of December 31, 2021 and 2020, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law. Accrued interest on investment securities totaled $4.6 million and $2.3 million at December 31, 2021 and 2020, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

Management evaluates securities AFS in unrealized loss positions on a quarterly basis to determine whether the decline in fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. As of December 31, 2021 and 2020, no allowance for credit losses on securities AFS was recognized. There were no other-than-temporary impairment charges recognized in earnings on securities AFS during 2019.

Management evaluates securities HTM on a quarterly basis to determine whether an allowance for credit losses is necessary. In making this determination, management considers the facts and circumstances of the underlying investment securities. The U.S. government agency securities include U.S. Treasury Notes which are guaranteed by the U.S. government. For the state, county and municipal securities, management considers issuer bond ratings, historical loss rates by bond ratings, whether issuers continue to make timely principal and interest payments per the contractual terms of the investment securities, internal forecasts, and whether or not such investment securities provide insurance, other credit enhancement, or are pre-refunded by the issuers. For the mortgage-backed securities, all such securities were issued by U.S. government agencies and corporations, which are currently explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. Therefore, management determined no allowance for credit losses was necessary for the securities HTM.

The following tables present gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position.

	December 31, 2021
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. government agency securities	$190,432	$1,235	$—	$—	$190,432	$1,235	11
State, county and municipals	103,950	2,119	1,777	83	105,727	2,202	132
Mortgage-backed securities	137,561	1,616	6,068	229	143,629	1,845	159
Corporate debt securities	23,267	246	—	—	23,267	246	13
	$455,210	$5,216	$7,845	$312	$463,055	$5,528	315
Securities HTM:
U.S. government agency securities	$505,938	$2,740	$—	$—	$505,938	$2,740	9
State, county and municipals	30,898	173	—	—	30,898	173	46
Mortgage-backed securities	69,333	595	—	—	69,333	595	72
	$606,169	$3,508	$—	$—	$606,169	$3,508	127

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

	December 31, 2020
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
State, county and municipals	$5,181	$11	$—	$—	$5,181	$11	9
Mortgage-backed securities	10,612	71	492	7	11,104	78	22
	$15,793	$82	$492	$7	$16,285	$89	31
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

As of December 31, 2021	Securities AFS		Securities HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$30,676	$30,916	$7,396	$7,394
Due in one year through five years	333,207	335,452	501,002	498,252
Due after five years through ten years	200,780	200,089	34,128	33,993
Due after ten years	82,732	83,942	9,160	9,144
	647,395	650,399	551,686	548,783
Mortgage-backed securities	270,017	271,262	100,117	99,611
Total	$917,412	$921,661	$651,803	$648,394
Proceeds and realized gains / losses from the sale of securities AFS were as follows.

	Years Ended December 31,
(in thousands)	2021	2020	2019
Gross gains	$5	$395	$152
Gross losses	(288)	—	(174)
Gains (losses) on sales of securities AFS, net	$(283)	$395	$(22)
Proceeds from sales of securities AFS	$42,973	$19,045	$23,405

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 4. LOANS, ALLOWANCE FOR CREDIT LOSSES - LOANS, AND CREDIT QUALITY
Loans:
The loan composition was as follows.

	December 31, 2021		December 31, 2020
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,017,725	22%	$750,718	27%
Paycheck Protection Program (“PPP”) loans	24,531	1	186,016	7
Owner-occupied commercial real estate (“CRE”)	787,189	17	521,300	19
Agricultural	794,728	17	109,629	4
CRE investment	818,061	18	460,721	16
Construction & land development	213,035	5	131,283	5
Residential construction	70,353	1	41,707	1
Residential first mortgage	713,983	15	444,155	16
Residential junior mortgage	131,424	3	111,877	4
Retail & other	50,807	1	31,695	1
Loans	4,621,836	100%	2,789,101	100%
Less ACL-Loans	49,672		32,173
Loans, net	$4,572,164		$2,756,928
ACL-Loans to loans	1.07%		1.15%

Accrued interest on loans totaled $11 million and $7 million at December 31, 2021 and December 31, 2020, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets. See Note 1 for the Company’s accounting policy on loans and the allowance for credit losses.

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
A roll forward of the allowance for credit losses - loans was as follows.

	Years Ended December 31,
(in thousands)	2021	2020	2019
Beginning balance	$32,173	$13,972	$13,153
Adoption of CECL	—	8,488	—
Initial PCD ACL	—	797	—
Total impact for adoption of CECL	—	9,285	—
ACL on PCD loans acquired	5,159	—	—
Provision for credit losses	12,500	10,300	1,200
Charge-offs	(513)	(1,689)	(927)
Recoveries	353	305	546
Net (charge-offs) recoveries	(160)	(1,384)	(381)
Ending balance	$49,672	$32,173	$13,972

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following table presents the balance and activity in the ACL-Loans by portfolio segment.

	Year Ended December 31, 2021
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$11,644	$5,872	$1,395	$5,441	$984	$421	$4,773	$1,086	$557	$32,173
ACL on PCD loans	723	1,045	2,585	415	103	—	272	13	3	5,159
Provision	196	305	5,615	2,608	725	479	1,892	237	443	12,500
Charge-offs	(242)	—	(48)	(4)	—	—	(113)	—	(106)	(513)
Recoveries	292	—	—	2	—	—	20	4	35	353
Net (charge-offs) recoveries	50	—	(48)	(2)	—	—	(93)	4	(71)	(160)
Ending balance	$12,613	$7,222	$9,547	$8,462	$1,812	$900	$6,844	$1,340	$932	$49,672
As % of ACL-Loans	25%	14%	19%	17%	4%	2%	14%	3%	2%	100%
* The PPP loans are fully guaranteed by the SBA; thus, no ACL-Loans has been allocated to these loans.

For comparison purposes, the following table presents the balance and activity in the ACL-Loans by portfolio segment for the prior year-end period.

	Year Ended December 31, 2020
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$5,471	$3,010	$579	$1,600	$414	$368	$1,669	$517	$344	$13,972
Adoption of CECL	2,962	1,249	361	1,970	51	124	1,286	351	134	8,488
Initial PCD ACL	797	—	—	—	—	—	—	—	—	797
Provision	3,106	2,062	455	2,061	519	(71)	1,809	151	208	10,300
Charge-offs	(812)	(530)	—	(190)	—	—	(2)	—	(155)	(1,689)
Recoveries	120	81	—	—	—	—	11	67	26	305
Net (charge-offs) recoveries	(692)	(449)	—	(190)	—	—	9	67	(129)	(1,384)
Ending balance	$11,644	$5,872	$1,395	$5,441	$984	$421	$4,773	$1,086	$557	$32,173
As % of ACL-Loans	36%	18%	4%	17%	3%	1%	15%	4%	2%	100%

The ACL-Loans was estimated using the current expected credit loss model. See Note 1 for the Company’s accounting policy on loans and the allowance for credit losses.

Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded Commitments of $2.4 million at December 31, 2021, classified in accrued interest payable and other liabilities on the consolidated balance sheets. See Note 1 for the Company’s accounting policy on the allowance for credit losses-unfunded commitments.

Provision for Credit Losses:
The provision for credit losses is determined by the Company as the amount to be added to the ACL loss accounts for various types of financial instruments (including, loans, investment securities, and off-balance sheet credit exposures) after net charge-offs have been deducted to bring the ACL to a level that, in management’s judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. See Note 3 for additional information regarding the ACL related to investment securities. The following table presents the components of the provision for credit losses.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

	Years Ended December 31,
(in thousands)	2021	2020	2019
Provision for credit losses on:
Loans	$12,500	$10,300	$1,200
Unfunded commitments	2,400	—	—
Investment securities	—	—	—
Total provision for credit losses	$14,900	$10,300	$1,200

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

December 31, 2021	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,296	$2,296	$1,842	$454	$258
PPP loans	—	—	—	—	—	—
Owner-occupied CRE	3,537	—	3,537	1,315	2,222	552
Agricultural	19,637	8,518	28,155	25,310	2,845	841
CRE investment	3,000	—	3,000	1,684	1,316	407
Construction & land development	1,038	—	1,038	655	383	211
Residential construction	—	—	—	—	—	—
Residential first mortgage	473	—	473	473	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$27,685	$10,814	$38,499	$31,279	$7,220	$2,269

December 31, 2020	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,195	$2,195	$501	$1,694	$1,241
PPP loans	—	—	—	—	—	—
Owner-occupied CRE	3,519	—	3,519	3,519	—	—
Agricultural	584	797	1,381	1,378	3	3
CRE investment	1,474	—	1,474	1,474	—	—
Construction & land development	308	—	308	308	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	—	—	—	—	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$5,885	$2,992	$8,877	$7,180	$1,697	$1,244

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	December 31, 2021
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$94	$1,908	$1,015,723	$1,017,725
PPP loans	—	—	24,531	24,531
Owner-occupied CRE	—	4,220	782,969	787,189
Agricultural	108	28,367	766,253	794,728
CRE investment	114	4,119	813,828	818,061
Construction & land development	—	1,071	211,964	213,035
Residential construction	246	—	70,107	70,353
Residential first mortgage	2,592	4,132	707,259	713,983
Residential junior mortgage	23	243	131,158	131,424
Retail & other	115	94	50,598	50,807
Total loans	$3,292	$44,154	$4,574,390	$4,621,836
Percent of total loans	0.1%	0.9%	99.0%	100.0%

	December 31, 2020
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$—	$2,646	$748,072	$750,718
PPP loans	—	—	186,016	186,016
Owner-occupied CRE	—	1,869	519,431	521,300
Agricultural	7	1,830	107,792	109,629
CRE investment	—	1,488	459,233	460,721
Construction & land development	—	327	130,956	131,283
Residential construction	—	—	41,707	41,707
Residential first mortgage	613	823	442,719	444,155
Residential junior mortgage	43	384	111,450	111,877
Retail & other	102	88	31,505	31,695
Total loans	$765	$9,455	$2,778,881	$2,789,101
Percent of total loans	—%	0.4%	99.6%	100.0%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following table presents nonaccrual loans by portfolio segment. The nonaccrual loans without a related allowance for credit losses have been reflected in the collateral dependent loans table above.

	Total Nonaccrual Loans
(in thousands)	December 31, 2021	% to Total	December 31, 2020	% to Total
Commercial & industrial	$1,908	4%	$2,646	28%
PPP loans	—	—	—	—
Owner-occupied CRE	4,220	10	1,869	20
Agricultural	28,367	64	1,830	19
CRE investment	4,119	9	1,488	16
Construction & land development	1,071	3	327	3
Residential construction	—	—	—	—
Residential first mortgage	4,132	9	823	9
Residential junior mortgage	243	1	384	4
Retail & other	94	—	88	1
Nonaccrual loans	$44,154	100%	$9,455	100%
Percent of total loans	0.9%		0.4%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Credit Quality Information:
The following tables present total loans by risk categories and year of origination. Loans acquired from Mackinac and County have been included in the December 31, 2021 table based upon the actual origination date.

December 31, 2021	Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial (a)
Grades 1-4	$282,369	$146,131	$99,702	$69,478	$50,557	$71,247	$288,115	$—	$1,007,599
Grade 5	1,685	1,905	4,369	5,809	4,860	2,097	8,408	—	29,133
Grade 6	598	54	16	687	67	91	391	—	1,904
Grade 7	—	440	692	337	976	743	432	—	3,620
Total	$284,652	$148,530	$104,779	$76,311	$56,460	$74,178	$297,346	$—	$1,042,256
Owner-occupied CRE
Grades 1-4	$154,578	$94,300	$105,226	$92,128	$75,583	$202,816	$6,945	$—	$731,576
Grade 5	7,753	3,019	6,529	2,543	2,515	13,905	656	—	36,920
Grade 6	—	—	1,642	—	20	805	—	—	2,467
Grade 7	—	3,124	1,914	—	3,526	6,672	990	—	16,226
Total	$162,331	$100,443	$115,311	$94,671	$81,644	$224,198	$8,591	$—	$787,189
Agricultural
Grades 1-4	$128,404	$87,844	$28,416	$22,887	$36,298	$86,104	$235,743	$—	$625,696
Grade 5	14,796	4,183	2,391	915	3,912	48,373	26,778	—	101,348
Grade 6	38	38	36	—	86	1,049	85	—	1,332
Grade 7	3,284	3,971	3,490	4,201	7,215	31,672	12,519	—	66,352
Total	$146,522	$96,036	$34,333	$28,003	$47,511	$167,198	$275,125	$—	$794,728
CRE investment
Grades 1-4	$192,274	$139,127	$136,306	$56,148	$65,026	$162,991	$11,289	$—	$763,161
Grade 5	11,081	3,001	6,497	3,945	6,726	17,527	—	—	48,777
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	456	141	1,352	3,943	231	—	6,123
Total	$203,355	$142,128	$143,259	$60,234	$73,104	$184,461	$11,520	$—	$818,061
Construction & land development
Grades 1-4	$81,891	$72,415	$12,547	$19,511	$1,184	$11,274	$10,943	$—	$209,765
Grade 5	640	—	521	919	—	119	—	—	2,199
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	17	1,054	—	—	1,071
Total	$82,531	$72,415	$13,068	$20,430	$1,201	$12,447	$10,943	$—	$213,035
Residential construction
Grades 1-4	$58,352	$9,998	$155	$344	$1,072	$380	$—	$—	$70,301
Grade 5	—	—	52	—	—	—	—	—	52
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$58,352	$9,998	$207	$344	$1,072	$380	$—	$—	$70,353
Residential first mortgage
Grades 1-4	$256,082	$152,932	$168,705	$22,568	$20,147	$82,479	$1,840	$4	$704,757
Grade 5	713	529	3,094	—	—	1,508	—	—	5,844
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	560	225	73	2,524	—	—	3,382
Total	$256,795	$153,461	$172,359	$22,793	$20,220	$86,511	$1,840	$4	$713,983
Residential junior mortgage
Grades 1-4	$3,194	$3,139	$3,021	$1,501	$512	$1,969	$115,817	$1,426	$130,579
Grade 5	—	—	29	—	—	—	439	—	468
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	172	—	23	44	138	—	377
Total	$3,194	$3,139	$3,222	$1,501	$535	$2,013	$116,394	$1,426	$131,424
Retail & other
Grades 1-4	$13,676	$6,886	$5,826	$2,053	$1,882	$20,102	$275	$—	$50,700
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	24	2	19	—	62	—	—	107
Total	$13,676	$6,910	$5,828	$2,072	$1,882	$20,164	$275	$—	$50,807

Total loans	$1,211,408	$733,060	$592,366	$306,359	$283,629	$771,550	$722,034	$1,430	$4,621,836
(a) For purposes of this table at December 31, 2021, the $25 million net carrying value of PPP loans include $24 million originated in 2021 and the remainder originated in 2020, have a Pass risk grade (Grades 1-4) and have been included with the Commercial & industrial loan category.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following tables present total loans by risk categories.

	December 31, 2021
(in thousands)	Grades 1-4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$983,068	$29,133	$1,904	$3,620	$1,017,725
PPP loans	24,531	—	—	—	24,531
Owner-occupied CRE	731,576	36,920	2,467	16,226	787,189
Agricultural	625,696	101,348	1,332	66,352	794,728
CRE investment	763,161	48,777	—	6,123	818,061
Construction & land development	209,765	2,199	—	1,071	213,035
Residential construction	70,301	52	—	—	70,353
Residential first mortgage	704,757	5,844	—	3,382	713,983
Residential junior mortgage	130,579	468	—	377	131,424
Retail & other	50,700	—	—	107	50,807
Total loans	$4,294,134	$224,741	$5,703	$97,258	$4,621,836
Percent of total loans	92.9%	4.9%	0.1%	2.1%	100.0%

	December 31, 2020
(in thousands)	Grades 1-4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$700,119	$33,451	$8,122	$9,026	$750,718
PPP loans	186,016	—	—	—	186,016
Owner-occupied CRE	492,191	16,499	2,416	10,194	521,300
Agricultural	93,524	9,035	719	6,351	109,629
CRE investment	445,727	12,232	796	1,966	460,721
Construction & land development	128,748	2,056	—	479	131,283
Residential construction	41,652	55	—	—	41,707
Residential first mortgage	437,050	5,504	—	1,601	444,155
Residential junior mortgage	111,461	32	—	384	111,877
Retail & other	31,607	—	—	88	31,695
Total loans	$2,668,095	$78,864	$12,053	$30,089	$2,789,101
Percent of total loans	95.7%	2.8%	0.4%	1.1%	100.0%

An internal loan review function rates loans using a grading system based on different risk categories. Loans with a Substandard grade are considered to have a greater risk of loss and may be assigned allocations for loss based on specific review of the weaknesses observed in the individual credits. Such loans are monitored by the loan review function to help ensure early identification of any deterioration. A description of the loan risk categories used by the Company follows.

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
Troubled Debt Restructurings:
Loans are considered troubled debt restructurings if concessions have been granted to borrowers who are experiencing financial difficulties. The following table presents the loan composition of nonaccrual and performing TDRs.

	December 31, 2021			December 31, 2020
(in thousands)	Performing	Nonaccrual	Total	Performing	Nonaccrual	Total
Commercial & industrial	$—	$197	$197	$—	$—	$—
Owner-occupied CRE	3,466	2,888	6,354	2,120	1,515	3,635
Agricultural	—	16,835	16,835	—	1,283	1,283
CRE investment	918	—	918	—	14	14
Construction & land development	—	308	308	—	308	308
Residential first mortgage	913	15	928	—	233	233
Residential junior mortgage	146	—	146	—	—	—
Total	$5,443	$20,243	$25,686	$2,120	$3,353	$5,473

The following table presents the number of loans modified in a TDR, pre-modification loan balance, and post-modification loan balance by loan composition.

	December 31, 2021			December 31, 2020
($ in thousands)	Number of Loans	Pre-Modification Balance	Current Balance	Number of Loans	Pre-Modification Balance	Current Balance
Commercial & industrial	2	$200	$197	—	$—	$—
Owner-occupied CRE	6	6,913	6,354	4	4,075	3,635
Agricultural	31	17,228	16,835	4	1,461	1,283
CRE investment	1	919	918	1	180	14
Construction & land development	1	533	308	1	533	308
Residential first mortgage	2	931	928	1	233	233
Residential junior mortgage	1	166	146	—	—	—
Total	44	$26,890	$25,686	11	$6,482	$5,473

TDR concessions may include payment schedule modifications, interest rate concessions, maturity date extensions, bankruptcies, or some combination of these concessions. There were no loans which were classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during 2021. As of December 31, 2021, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 5. PREMISES AND EQUIPMENT
Premises and equipment, less accumulated depreciation and amortization, is summarized as follows.

(in thousands)	December 31, 2021	December 31, 2020
Land	$10,806	$6,344
Land improvements	3,896	3,950
Building and improvements	79,754	54,989
Leasehold improvements	6,514	4,381
Furniture and equipment	30,741	22,701
	131,711	92,365
Less accumulated depreciation and amortization	37,145	32,421
Premises and equipment, net	$94,566	$59,944
Depreciation and amortization expense was $5.0 million in 2021, $4.4 million in 2020, and $3.8 million in 2019. The Company and certain of its subsidiaries are obligated under non-cancelable operating leases for facilities, certain of which provide for rental adjustments based upon increases in cost of living adjustments and other indices. Rent expense under leases totaled $1.3 million in 2021, $1.0 million in 2020, and $1.2 million in 2019. See Note 1 for the Company’s accounting policy on premises and equipment.
Nicolet leases space under non-cancelable operating lease agreements for certain bank branch facilities with remaining lease terms of 1 to 10 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. The lease asset and liability considers renewal options when they are reasonably certain of being exercised. See Note 1 for the Company’s accounting policy on operating leases.
A summary of net lease cost and selected other information related to operating leases was as follows.

	Years Ended
($ in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Net lease cost:
Operating lease cost	$1,018	$834	$970
Variable lease cost	234	169	233
Net lease cost	$1,252	$1,003	$1,203
Selected other operating lease information:
Weighted average remaining lease term (years)	6.3	5.1	4.3
Weighted average discount rate	1.5%	2.0%	2.5%
The following table summarizes the maturity of remaining lease liabilities.

Years Ending December 31,	(in thousands)
2022	$2,033
2023	1,595
2024	1,350
2025	1,012
2026	1,024
Thereafter	2,442
Total future minimum lease payments	9,456
Less: amount representing interest	(143)
Present value of net future minimum lease payments	$9,313
During 2021, the Company closed fifteen branch locations (ten acquired with Mackinac and the remainder legacy Nicolet branches) as part of its branch optimization strategy to better align with customer actions. The 2021 closures resulted in accelerated depreciation of $0.9 million (recorded to occupancy, equipment and office expense). During 2020, the Company permanently closed

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

eight branch locations (five owned locations and three leased locations) given changing customer needs, partly from the pandemic. The 2020 closures resulted in accelerated depreciation of $0.5 million, a $1.0 million lease termination charge (recorded to other expense), and a $0.5 million write-down upon transfer of the owned locations to OREO (recorded to asset gains (losses), net). During 2019, a $0.7 million lease termination charge was recorded to other expense due to the closure of a branch, concurrent with the consummation date of the Choice merger.
NOTE 6. GOODWILL AND OTHER INTANGIBLES AND SERVICING RIGHTS
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment. Management continues to consider the ongoing impacts of the COVID-19 pandemic and related economic uncertainty on the valuation of our franchise value, stability of deposits, and of the wealth client base, underlying our goodwill, core deposit intangibles, and customer list intangibles, and determined no impairments were indicated. A summary of goodwill and other intangibles was as follows.

(in thousands)	December 31, 2021	December 31, 2020
Goodwill	$317,189	$163,151
Core deposit intangibles	19,445	8,837
Customer list intangibles	2,858	3,365
Other intangibles	22,303	12,202
Goodwill and other intangibles, net	$339,492	$175,353
Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if certain events or circumstances occur. During 2021, goodwill increased due to the acquisitions of Mackinac and County, while during 2020 goodwill increased due to the Advantage acquisition. See Note 1 for the Company’s accounting policy for goodwill and see Note 2 for additional information on the Company’s acquisitions.

(in thousands)	December 31, 2021	December 31, 2020
Goodwill:
Goodwill at beginning of year	$163,151	$151,198
Acquisitions	154,038	11,953
Impairment	—	—
Goodwill at end of year	$317,189	$163,151
Other intangibles: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During 2021, core deposit intangibles increased due to the acquisitions of Mackinac and County, while during 2020, core deposit intangibles increased due to the Advantage acquisition. See Note 1 for the Company’s accounting policy for other intangibles and see Note 2 for additional information on the Company’s acquisitions.

(in thousands)	December 31, 2021	December 31, 2020
Core deposit intangibles:
Gross carrying amount *	$41,360	$31,715
Accumulated amortization *	(21,915)	(22,878)
Net book value	$19,445	$8,837
Additions during the period	$13,595	$1,000
Amortization during the period	$2,987	$3,060
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(2,665)	(2,158)
Net book value	$2,858	$3,365
Amortization during the period	$507	$507
* Core deposit intangibles of $4 million was fully amortized during 2020 and has been removed from both the gross carrying amount and accumulated amortization in 2021.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Mortgage servicing rights: A summary of the changes in the MSR asset was as follows.

(in thousands)	December 31, 2021	December 31, 2020
MSR asset:
MSR asset at beginning of year	$10,230	$5,919
Capitalized MSR	4,329	5,256
MSR asset acquired	1,322	529
Amortization during the period	(2,245)	(1,474)
MSR asset at end of year	$13,636	$10,230
Valuation allowance at beginning of year	$(1,000)	$—
Additions	(500)	(1,000)
Reversals	300	—
Valuation allowance at end of year	$(1,200)	$(1,000)
MSR asset, net	$12,436	$9,230
Fair value of MSR asset at end of period	$15,599	$9,276
Residential mortgage loans serviced for others	$1,583,577	$1,250,206
Net book value of MSR asset to loans serviced for others	0.79%	0.74%
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
Loan servicing rights: The Company acquired an LSR asset in connection with its acquisition of County on December 3, 2021 (see Note 2 for additional information on the County acquisition). The LSR asset was $20 million at December 31, 2021, and related to $794 million of unpaid principal balances of loans serviced for others. The LSR asset will be amortized over the estimated remaining loan service period as the Company does not expect to add new loans to this servicing portfolio. See Note 1 for the Company’s accounting policy for LSRs and see Note 18 for additional information on the fair value of the LSR asset.
The following table shows the estimated future amortization expense for amortizing intangible assets and the servicing assets. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of December 31, 2021. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset	LSR asset
Years Ending December 31,
2022	$4,817	$507	$2,388	$9,017
2023	3,910	483	2,502	6,345
2024	3,135	449	2,395	3,673
2025	2,385	449	1,568	1,020
2026	1,659	249	1,204	—
Thereafter	3,539	721	3,579	—
Total	$19,445	$2,858	$13,636	$20,055

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 7. OTHER REAL ESTATE OWNED
A summary of OREO, which is included in other assets in the consolidated balance sheets, for the periods indicated was as follows.

	Years Ended December 31,
(in thousands)	2021	2020
Balance at beginning of period	$3,608	$1,000
Transfer in loans at net realizable value	334	—
Transfer in former bank branch properties at net realizable value	7,843	3,648
Sales proceeds	(2,743)	(157)
Net gain from sales	597	157
Write-downs	(28)	(1,040)
Acquired balance, net	2,344	—
Balance at end of period	$11,955	$3,608
NOTE 8. DEPOSITS
At December 31, 2021, the scheduled maturities of time deposits were as follows.

Years Ending December 31,	(in thousands)
2022	$534,767
2023	202,608
2024	71,347
2025	31,784
2026	10,492
Thereafter	1,192
Total time deposits	$852,190
Time deposits in excess of FDIC insurance limits were $113 million and $48 million at December 31, 2021 and 2020, respectively. Brokered deposits were $444 million and $325 million at December 31, 2021 and 2020, respectively.
NOTE 9. SHORT AND LONG-TERM BORROWINGS
Short-Term Borrowings:
The Company did not have any short-term borrowings (borrowing with an original contractual maturity of one year or less) outstanding at December 31, 2021 or 2020.

Long-Term Borrowings:
The components of long-term borrowings (borrowing with an original contractual maturity greater than one year) were as follows.

(in thousands)	December 31, 2021	December 31, 2020
FHLB advances	$25,000	$29,000
Junior subordinated debentures	38,885	24,869
Subordinated notes	153,030	—
Total long-term borrowings	$216,915	$53,869
FHLB Advances: The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturity dates through March 2027. The weighted average rate of the FHLB advances was 0.59% and 0.73% at December 31, 2021 and 2020, respectively. The FHLB advances are collateralized by a blanket lien on qualifying residential first and junior mortgage loans which had a pledged balance of $522 million and $273 million at December 31, 2021 and 2020, respectively.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following table shows the maturity schedule of the FHLB advances as of December 31, 2021.

Maturing in:	(in thousands)
2022	$10,000
2023	—
2024	—
2025	5,000
2026	—
Thereafter	10,000
$25,000
Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debenture. All the junior subordinated debentures are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. At December 31, 2021 and 2020, $37 million and $24 million, respectively, of trust preferred securities qualify as Tier 1 capital.
Subordinated Notes (the “Notes”): In July 2021, the Company completed the private placement of $100 million in fixed-to-floating rate subordinated notes due in 2031, with a fixed annual rate of 3.125% for the first five years, and will reset quarterly thereafter to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 237.5 basis points. The Notes due in 2031 are redeemable beginning July 15, 2026 and quarterly thereafter on any interest payment date.
In December 2021, Nicolet assumed two subordinated note issuances at a premium as the result of the County acquisition. One issuance was $30 million in fixed-to-floating rate subordinated notes due in 2028, with a fixed annual interest rate of 5.875% for the first five years, and will reset quarterly thereafter to the then current three-month LIBOR plus 2.88%. The second issuance was $22 million in fixed-to-floating rate subordinated notes due in 2030, with a fixed annual interest rate of 7.00% for the first five years, and will reset quarterly thereafter to the then current SOFR plus 687.5 basis points. The Notes due in 2028 are redeemable beginning June 1, 2023, and quarterly thereafter on any interest payment date, while the Notes due in 2030 are redeemable beginning June 30, 2025, and quarterly thereafter on any interest payment date. All Notes qualify as Tier 2 capital for regulatory purposes.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of 12/31/2021				As of 12/31/2020
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs (1)	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (2)	12/15/2035	1.63%	10,310	(2,773)	7,537	1.65%	7,338
Baylake Capital Trust II (3)	9/30/2036	1.57%	16,598	(3,411)	13,187	1.59%	12,951
First Menasha Statutory Trust (4)	3/17/2034	3.01%	5,155	(531)	4,624	3.02%	4,580
County Bancorp Statutory Trust II (5)	9/15/2035	1.73%	6,186	(1,125)	5,061	—%	—
County Bancorp Statutory Trust III (6)	6/15/2036	1.89%	6,186	(1,065)	5,121	—%	—
Fox River Valley Capital Trust (7)	5/30/2033	6.40%	3,610	(255)	3,355	—%	—
Total			$48,045	$(9,160)	$38,885		$24,869
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$100,000	$(943)	$99,057	—%	$—
County Subordinated Notes due 2028	6/1/2028	5.88%	30,000	402	30,402	—%	—
County Subordinated Notes due 2030	6/30/2030	7.00%	22,400	1,171	23,571	—%	—
Total			$152,400	$630	$153,030		$—
(1)Represents the remaining unamortized premium or discount on debt issuances assumed in acquisitions, and represents the unamortized debt issue costs for the debt issued directly by Nicolet.
(2)The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of three-month LIBOR plus 1.43%, adjusted quarterly.
(3)The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of three-month LIBOR plus 1.35%, adjusted quarterly.
(4)The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of three-month LIBOR plus 2.79%, adjusted quarterly.
(5)The debentures, assumed in December 2021 as the result of an acquisition, have a floating rate of three-month LIBOR plus 1.53%, adjusted quarterly.
(6)The debentures, assumed in December 2021 as the result of an acquisition, have a floating rate of three-month LIBOR plus 1.69%, adjusted quarterly.
(7)The debentures, assumed in December 2021 as the result of an acquisition, have a floating rate of 5-year LIBOR plus 3.40%, which resets every five years.
NOTE 10. EMPLOYEE AND DIRECTOR BENEFIT PLANS
The Company sponsors two deferred compensation plans, one for certain key management employees and another for directors. Under the management plan, employees designated by the Board of Directors may elect to defer compensation and the Company may at its discretion make nonelective contributions on behalf of one or more eligible plan participants. Upon retirement, termination of employment or at their election, the employee shall become entitled to receive the deferred amounts plus earnings thereon. The liability for the cumulative employee contributions and earnings thereon at December 31, 2021 and 2020 totaled approximately $2.0 million and $1.5 million, respectively, and is included in other liabilities on the consolidated balance sheets. The Company recorded discretionary contributions totaling $5.7 million and $1.4 million during 2021 and 2020, respectively, to selected recipients, which vested immediately and were fully expensed upon grant.
Under the director plan, participating directors may defer up to 100% of their Board compensation towards the purchase of Company common stock at market prices on a quarterly basis that is held in a Rabbi Trust and distributed when each such participating director ends his or her board service. During 2021 and 2020, the director plan purchased 1,018 and 2,561 shares of Company common stock valued at approximately $73,000 and $149,000, respectively. Common stock valued at approximately $366,000 (and representing 4,737 shares) and $20,157 (and representing 282 shares) was distributed to past directors during 2021 and 2020, respectively. The common stock outstanding and the related director deferred compensation liability are offsetting components of the Company’s equity in the amount of $1.1 million at December 31, 2021 and $1.2 million at December 31, 2020 representing 27,762 shares and 31,481 shares, respectively.
The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 100% of salary compensation on either a pre-tax or after-tax basis, subject to certain IRS limits. Under the plan, the Company matches 100% of participating employee contributions up to 6% of the participant’s eligible compensation. The Company contribution vests over five years. The Company can make additional annual discretionary profit sharing contributions, as determined by the Board of Directors. During 2021, 2020 and 2019, the Company’s 401(k) expense was approximately $2.5 million (including a $0.5 million profit

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

sharing contribution), $2.2 million (including a $0.5 million profit sharing contribution), and $2.9 million (including a $1.1 million profit sharing contribution), respectively.
NOTE 11. STOCK-BASED COMPENSATION
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors. The Company’s stock-based compensation plans at December 31, 2021 are described below.
2011 Long-Term Incentive Plan (“2011 LTIP”): The Company’s 2011 LTIP, as subsequently amended with shareholder approval, has reserved 3,000,000 shares of the Company’s common stock for potential stock-based awards. This plan provides for certain stock-based awards such as, but not limited to, stock options, stock appreciation rights and restricted common stock, as well as cash performance awards. As of December 31, 2021, approximately 0.9 million shares were available for grant under this plan.
2002 Stock Incentive Plan: The Company’s 2002 Stock Incentive Plan, as subsequently amended with shareholder approval, reserved shares of the Company’s common stock for potential stock options. This plan became fully utilized in 2012 and no further awards may be granted under this plan.
Acquired Equity Incentive Plan: In 2016, the Company assumed sponsorship of an equity incentive plan of an acquired company to allow for that company’s already granted awards that became exercisable upon acquisition to be honored. No further awards may be granted under this assumed plan.
Stock option grants generally will expire ten years after the date of grant, have an exercise price equal to the Company’s closing stock price on the date of grant, and will become exercisable based upon vesting terms determined by the committee. Restricted stock grants generally are issued at the Company’s closing stock price on the date of grant, are restricted as to transfer, but are not restricted as to dividend payments or voting rights, and the transfer restrictions lapse over time, depending upon vesting terms provided for in the grant and contingent upon continued employment.
A Black-Scholes model is utilized to estimate the fair value of stock option grants. See Note 1 for the Company’s accounting policy on stock-based compensation. The weighted average assumptions used in the model for valuing stock option grants were as follows.

	2021	2020	2019
Dividend yield	—%	—%	—%
Expected volatility	30%	25%	25%
Risk-free interest rate	1.19%	1.35%	1.75%
Expected average life	7 years	7 years	7 years
Weighted average per share fair value of options	$26.33	$20.55	$21.30
A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2018	1,581,699	$40.77
Granted	203,000	69.69
Exercise of stock options *	(337,428)	24.15
Forfeited	(3,538)	27.43
Outstanding – December 31, 2019	1,443,733	$48.75	7.4	$36,428
Granted	54,500	69.44
Exercise of stock options *	(60,773)	26.51
Forfeited	—	—
Outstanding – December 31, 2020	1,437,460	$50.47	6.6	$23,840
Granted	450,000	77.99
Exercise of stock options *	(53,214)	34.40
Forfeited	(1,000)	48.85
Outstanding – December 31, 2021	1,833,246	$57.69	6.6	$51,426
Exercisable – December 31, 2021	1,025,846	$48.30	5.4	$38,410

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements, and accordingly 10,354 shares, 18,952 shares, and 142,752 shares were surrendered during 2021, 2020, and 2019, respectively.
Intrinsic value represents the amount by which the fair value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised in 2021, 2020, and 2019 was approximately $2.2 million, $2.5 million, and $13.9 million, respectively.
The following options were outstanding at December 31, 2021.

	Number of Shares		Weighted Average Exercise Price		Weighted Average Remaining Life (Years)
	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable
$16.50 – $40.00	190,496	190,496	$31.51	$31.51	3.7	3.7
$40.01 – $50.00	791,750	632,950	48.86	48.86	5.3	5.3
$50.01 – $60.00	153,500	113,300	56.17	56.27	6.0	5.9
$60.01 – $70.00	20,000	6,000	63.61	62.64	8.2	7.9
$70.01 – $84.73	677,500	83,100	75.55	70.63	8.9	7.9
	1,833,246	1,025,846	$57.69	$48.30	6.6	5.4
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2018	29,512	$39.37
Granted	12,498	67.59
Vested *	(19,081)	51.77
Forfeited	(408)	16.50
Outstanding – December 31, 2019	22,521	$44.94
Granted	19,672	60.29
Vested *	(23,268)	50.90
Forfeited	—	—
Outstanding – December 31, 2020	18,925	$53.57
Granted	33,153	75.83
Vested *	(25,831)	64.53
Forfeited	(446)	41.44
Outstanding – December 31, 2021	25,801	$71.42
*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding at the minimum statutory withholding rate, and accordingly 3,215 shares, 4,733 shares, and 4,688 shares were surrendered during 2021, 2020, and 2019, respectively.
The Company recognized $6.6 million, $5.3 million and $4.8 million of stock-based compensation expense (included in personnel on the consolidated statements of income) during the years ended December 31, 2021, 2020, and 2019, respectively, associated with its common stock awards granted to officers and employees. In addition, during 2021, 2020, and 2019, the Company recognized approximately $0.8 million, $0.4 million, and $0.3 million, respectively, of director expense (included in other expense on the consolidated statements of income) for restricted stock grants with immediate vesting to non-employee directors totaling 9,875 shares in 2021, 7,950 shares in 2020, and 4,257 shares in 2019. As of December 31, 2021, there was approximately $16.7 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately four years. The Company recognized a tax benefit of approximately $0.6 million, $0.8 million, and $2.3 million for the years ended December 31, 2021, 2020, and 2019 respectively, for the tax impact of stock option exercises and vesting of restricted stock.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 12. STOCKHOLDERS' EQUITY
The Board of Directors has authorized the repurchase of Nicolet’s outstanding common stock through its common stock repurchase program. During 2021, $61 million was utilized to repurchase and cancel over 793,000 common shares at a weighted average price of $77.50. As of December 31, 2021, there remained $69 million authorized under the repurchase program to be utilized from time-to-time to repurchase common shares in the open market, through block transactions or in private transactions. See Note 15 for additional information on common stock repurchases in private transactions with related parties.
On September 3, 2021, in connection with its acquisition of Mackinac, the Company issued 2,337,230 shares of its common stock for stock consideration valued at $180 million plus cash consideration of $49 million. Approximately $0.4 million in direct stock issuance costs for the merger were incurred and charged against additional paid-in capital. See Note 2 for additional information on the Mackinac acquisition.
On December 3, 2021, in connection with its acquisition of County, the Company issued 2,366,243 shares of its common stock for stock consideration valued at $176 million plus cash consideration of $48 million. Approximately $0.4 million in direct stock issuance costs for the merger were incurred and charged against additional paid-in capital. See Note 2 for additional information on the County acquisition.
NOTE 13. INCOME TAXES
The current and deferred amounts of income tax expense were as follows.

	Years Ended December 31,
(in thousands)	2021	2020	2019
Current	$14,138	$29,764	$15,353
Deferred	6,332	(9,288)	1,105
Income tax expense	$20,470	$20,476	$16,458
The differences between the income tax expense recognized and the amount computed by applying the statutory federal income tax rate of 21% to the income before income tax expense, less noncontrolling interest, for the years ended as indicated are included in the following table.

	Years Ended December 31,
(in thousands)	2021	2020	2019
Tax on pretax income, less noncontrolling interest, at statutory rates	$17,023	$16,926	$14,931
State income taxes, net of federal effect	5,064	5,030	3,672
Tax-exempt interest income	(520)	(527)	(609)
Non-deductible interest disallowance	3	14	29
Increase in cash surrender value life insurance	(570)	(738)	(573)
Non-deductible business entertainment	119	170	189
Stock-based employee compensation	(618)	(839)	(2,347)
Non-deductible compensation	163	272	3,122
Sale of UFS	—	(109)	(2,176)
Other, net	(194)	277	220
Income tax expense	$20,470	$20,476	$16,458

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The net deferred tax asset includes the following amounts of deferred tax assets and liabilities.

(in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
ACL-Loans	$14,650	$9,328
Net operating loss carryforwards	3,800	1,692
Compensation	9,194	5,822
Purchase of noncontrolling interest	—	2,112
Other	2,605	2,949
Other real estate	1,364	538
Total deferred tax assets	31,613	22,441
Deferred tax liabilities:
Premises and equipment	(3,860)	(1,577)
Prepaid expenses	(1,110)	(1,010)
Investment securities	(1,678)	(451)
Core deposit and other intangibles	(5,278)	(1,777)
Purchase accounting adjustments to liabilities	(1,725)	(1,969)
MSR and LSR assets	(8,726)	(2,269)
Other	(2,462)	(282)
Unrealized gain on securities AFS	(1,392)	(4,959)
Total deferred tax liabilities	(26,231)	(14,294)
Net deferred tax assets	$5,382	$8,147
A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2021 and 2020, no valuation allowance was determined to be necessary.
At December 31, 2021, the Company had a federal and state net operating loss carryforward of $11.9 million and $18.8 million, respectively. The entire federal and state net operating loss carryforwards were the result of the Company’s acquisitions. The federal and state net operating loss carryovers resulting from the acquisitions have been included in the IRC section 382 limitation calculation and are being limited to the overall amount expected to be realized.
NOTE 14. COMMITMENTS AND CONTINGENCIES
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees, and standby letters of credit. Such commitments may involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance sheet instruments. See Note 1 for the Company’s accounting policy on commitments, contingencies, and the allowance for credit losses-unfunded commitments and see Note 4 for information on the allowance for credit losses-unfunded commitments.
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	December 31, 2021	December 31, 2020
Commitments to extend credit	$1,433,881	$950,287
Financial standby letters of credit	13,562	8,241
Performance standby letters of credit	7,336	8,366
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial-related commitments to extend credit represented 80% and 78% of the total year-end commitments for 2021 and 2020, respectively, and were predominantly commercial lines of credit that carry a term of one year or less. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the contractual amounts were $50 million and $1 million, respectively, at December 31, 2021. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale totaled $113 million and $20 million, respectively, at December 31, 2020. The net fair value of these mortgage derivatives combined was a net gain of $0.1 million at December 31, 2021, compared to a net loss of $0.2 million at December 31, 2020.
The Company has federal funds lines available with other financial institutions where funds may be borrowed on a short-term basis at the market rate in effect at the time of the borrowing. Federal funds lines of $195 million were available at December 31, 2021, compared to $175 million at December 31, 2020.
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.
NOTE 15. RELATED PARTY TRANSACTIONS
The Company conducts transactions, in the normal course of business, with its directors and officers, including companies in which they have a beneficial interest. The Company is required to disclose material related party transactions, other than certain compensation arrangements, entered into in the normal course of business. It is the Company’s policy to comply with federal regulations that require that these transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time made for comparable transactions to other persons. Related party loans totaled approximately $113 million and $89 million at December 31, 2021 and 2020, respectively.

Nicolet has an active common stock repurchase program that allows for the repurchase of common stock in the open market, through block transactions, or in private transactions. During 2021, Nicolet repurchased common stock in a private transaction from one executive, Ann K. Lawson, including 2,193 shares for $0.2 million (or an average cost per share of $76.14). In comparison, during 2020, Nicolet repurchased common stock in private transactions from two executives, including 5,851 shares for $0.4 million (or an average cost per share of $71.45) from Robert B. Atwell and 5,852 shares for $0.4 million (or an average cost per share of $71.45) from Michael E. Daniels. These private transactions were made in conjunction with large stock option exercises by the executives. See Note 11 for additional information on stock option activity and see Note 12 for additional information on the common stock repurchase program.
As described in Note 1, the Company had a 50% ownership in a joint venture with the Firm in connection with the Company’s headquarters facility. The Firm is considered a related party, as one of its principals is a Board member and shareholder of the Company. Effective December 31, 2020, the Bank purchased the 50% ownership interest from the Firm for $8 million, to improve efficiencies in process and organizational structure, and to reflect that the Bank had expanded to occupy the majority of the building. Thus, at December 31, 2020, the Bank was the sole owner and managing member of the JV, with the JV operating as a wholly owned subsidiary of the Bank solely to hold the headquarters facility. Prior to this purchase, the Bank incurred approximately $1.3 million and $1.2 million in annual rent expense to the JV during 2020 and 2019, respectively.
In October 2013, the Company entered into a lease for a branch location in a facility owned by a different member of the Company’s Board and incurred annual rent expense of $124,000, $122,000, and $112,000, on this facility during 2021, 2020, and 2019, respectively. During 2019, this same Board member participated in a competitive bid process for and was awarded the contract as general contractor for the 2019 reconstruction of a different existing branch location. Total payments for the 2019

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

branch reconstruction were $1.3 million, including payments of $0.9 million in 2020 and $0.4 million in 2019 as progress was made on this branch reconstruction, of which at least 75% was passed through to various subcontractors.
NOTE 16. ASSET GAINS (LOSSES), NET
Components of the net gains (losses) on assets are as follows.

	Years Ended December 31,
(in thousands)	2021	2020	2019
Gains (losses) on sales of securities AFS, net	$(283)	$395	$(22)
Gains (losses) on equity securities, net	3,445	(987)	1,115
Gains (losses) on sales of OREO, net	597	157	(88)
Write-downs of OREO	(28)	(1,040)	(300)
Write-down of other investment	—	(100)	(100)
Gains (losses) on sales of other investments, net	550	—	7,442
Gains (losses) on sales or dispositions of other assets, net	(100)	(230)	(150)
Asset gains (losses), net	$4,181	$(1,805)	$7,897
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
The Company and Bank must also maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid certain restrictions. The capital conservation buffer effectively increases the minimum well-capitalized CET1 capital, Tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total, Tier 1 and common equity Tier 1 (“CET1”) capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Bank met all capital adequacy requirements to which they are subject as of December 31, 2021 and 2020.
As of December 31, 2021 and 2020, the most recent notifications from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the Bank’s category.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
December 31, 2021
Company
Total risk-based capital	$793,410	13.8%	$459,648	8.0%
Tier 1 risk-based capital	604,199	10.5	344,736	6.0
Common equity Tier 1 capital	567,095	9.9	258,552	4.5
Leverage	604,199	9.4	256,990	4.0
Bank
Total risk-based capital	$700,869	12.2%	$459,476	8.0%	$574,345	10.0%
Tier 1 risk-based capital	664,688	11.6	344,607	6.0	459,476	8.0
Common equity Tier 1 capital	664,688	11.6	258,455	4.5	373,324	6.5
Leverage	664,688	10.3	256,990	4.0	321,237	5.0
December 31, 2020
Company
Total risk-based capital	$406,325	12.9%	$252,683	8.0%
Tier 1 risk-based capital	385,068	12.2	189,512	6.0
Common equity Tier 1 capital	361,162	11.4	142,134	4.5
Leverage	385,068	9.0	170,402	4.0
Bank
Total risk-based capital	$351,081	11.2%	$251,769	8.0%	$314,711	10.0%
Tier 1 risk-based capital	329,824	10.5	188,826	6.0	251,769	8.0
Common equity Tier 1 capital	329,824	10.5	141,620	4.5	204,562	6.5
Leverage	329,824	7.8	170,025	4.0	212,532	5.0
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
Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal regulatory agencies. At December 31, 2021, the Bank could pay dividends of approximately $7 million to the Company without seeking regulatory approval.
NOTE 18. FAIR VALUE MEASUREMENTS
Fair value represents the estimated price at which an orderly transaction to sell an asset or transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept), and is a market-based measurement versus an entity-specific measurement. The Company records and/or discloses certain financial instruments on a fair value basis. These financial assets and financial liabilities are measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect assumptions of the reporting entity about how market participants would price the asset or liability based on the best information available under the circumstances. The three fair value levels are:
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
Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
December 31, 2021
U.S. government agency securities	$191,277	$—	$191,277	$—
State, county and municipals	312,737	—	310,316	2,421
Mortgage-backed securities	271,262	—	270,260	1,002
Corporate debt securities	146,385	—	141,743	4,642
Securities AFS	$921,661	$—	$913,596	$8,065
Other investments (equity securities)	$5,660	$5,660	$—	$—
Derivative assets	1,064	—	1,064	—
Derivative liabilities	1,064	—	1,064	—
December 31, 2020
U.S. government agency securities	$63,451	$—	$63,451	$—
State, county and municipals	231,868	—	231,868	—
Mortgage-backed securities	162,495	—	162,495	—
Corporate debt securities	81,523	—	78,393	3,130
Securities AFS	$539,337	$—	$536,207	$3,130
Other investments (equity securities)	$3,567	$3,567	$—	$—
Derivative assets	1,801	—	1,801	—
Derivative liabilities	1,801	—	1,801	—
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds and mortgage-backed securities. At December 31, 2021 and 2020, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis performed on these securities. The fair value of the derivative assets and liabilities is determined using a discounted cash flow analysis of the expected cash flows of each derivative, which considers the contractual terms of the underlying derivative financial instrument and observable market-based inputs, such as interest rate curves.
The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Years Ended
Level 3 Fair Value Measurements:	December 31, 2021	December 31, 2020
Balance at beginning of year	$3,130	$3,130
Acquired balances	4,935	—
Paydowns/Sales/Settlements	—	—
Balance at end of year	$8,065	$3,130

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
December 31, 2021
Collateral dependent loans	$36,230	$—	$—	$36,230
OREO	11,955	—	—	11,955
MSR asset	12,436	—	—	12,436
LSR asset	20,055	—	—	20,055
December 31, 2020
Collateral dependent loans	$7,633	$—	$—	$7,633
OREO	3,608	—	—	3,608
MSR asset	9,230	—	—	9,230
The following is a description of the valuation methodologies used by the Company for the items noted in the table above. For individually evaluated collateral dependent loans, the fair value is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral, or the estimated liquidity of the note. For OREO, the fair value is based upon the estimated fair value of the underlying collateral adjusted for the expected costs to sell. To estimate the fair value of the MSR asset, the underlying serviced loan pools are stratified by interest rate tranche and term of the loan, and a valuation model is used to calculate the present value of the expected future cash flows for each stratum. The fair value of the LSR asset is determined by stratifying the rights into tranches based on predominant characteristics, such as interest rate, loan type, and investor type, and a valuation model is used to calculate the present value of the expected future cash flows for each tranche. The servicing valuation models incorporate assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.
Financial instruments:
The carrying amounts and estimated fair values of the Company's financial instruments are shown below.

December 31, 2021
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$595,292	$595,292	$595,292	$—	$—
Certificates of deposit in other banks	21,920	22,236	—	22,236	—
Securities AFS	921,661	921,661	—	913,596	8,065
Securities HTM	651,803	648,394	—	648,394	—
Other investments	44,008	44,008	5,660	32,110	6,238
Loans held for sale	6,447	6,616	—	6,616	—
Loans, net	4,572,164	4,606,851	—	—	4,606,851
MSR asset	12,436	15,599	—	—	15,599
LSR asset	20,055	20,055	—	—	20,055
Accrued interest receivable	15,277	15,277	15,277	—	—
Financial liabilities:
Deposits	$6,465,916	$6,463,064	$—	$—	$6,463,064
Long-term borrowings	216,915	216,092	—	25,097	190,995
Accrued interest payable	3,078	3,078	3,078	—	—

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

December 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$802,859	$802,859	$802,859	$—	$—
Certificates of deposit in other banks	29,521	31,053	—	31,053	—
Securities AFS	539,337	539,337	—	536,207	3,130
Other investments	27,619	27,619	3,567	20,155	3,897
Loans held for sale	21,450	22,329	—	22,329	—
Loans, net	2,756,928	2,834,452	—	—	2,834,452
MSR asset	9,230	9,276	—	—	9,276
Accrued interest receivable	9,869	9,869	9,869	—	—
Financial liabilities:
Deposits	$3,910,399	$3,917,121	$—	$—	$3,917,121
Long-term borrowings	53,869	53,859	—	29,488	24,371
Accrued interest payable	799	799	799	—	—
The carrying value of certain assets and liabilities such as cash and cash equivalents, accrued interest receivable, nonmaturing deposits, short-term borrowings, and accrued interest payable approximate their estimated fair value due to their immediate and shorter term maturities. For those financial instruments not previously disclosed, the following is a description of the valuation methodologies used.
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
Loans, net: For variable-rate loans that reprice frequently and with no significant change in credit risk or other optionality, fair values are based on carrying values. Fair values for all other loans are estimated by discounting contractual cash flows using estimated market discount rates, which reflect the credit and interest rate risk inherent in the loan based on market participants. Collateral-dependent loans are included in loans, net. The fair value of loans is considered to be a Level 3 measurement due to internally developed discounted cash flow measurements.
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Lending-related commitments: At December 31, 2021 and 2020, the estimated fair value of letters of credit, interest rate lock commitments on residential mortgage loans, outstanding mandatory commitments to sell residential mortgage loans into the secondary market, and mirror interest rate swap agreements were not significant.
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
NOTE 19. PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed Parent Company only financial statements of Nicolet Bankshares, Inc. follow.

Balance Sheets	December 31,
(in thousands)	2021	2020
Assets
Cash and due from subsidiary	$84,656	$49,998
Investments	9,684	6,742
Investments in subsidiaries	998,032	513,736
Other assets	1,503	177
Total assets	$1,093,875	$570,653
Liabilities and Stockholders’ Equity
Junior subordinated debentures	$38,885	$24,869
Subordinated notes	153,030	—
Other liabilities	10,069	6,595
Stockholders’ equity	891,891	539,189
Total liabilities and stockholders’ equity	$1,093,875	$570,653

Statements of Income	Years Ended December 31,
(in thousands)	2021	2020	2019
Interest income	$18	$39	$55
Interest expense	2,959	2,313	2,936
Net interest expense	(2,941)	(2,274)	(2,881)
Dividend income from subsidiaries	65,000	60,215	50,363
Operating expense	(2,562)	(886)	(321)
Gain (loss) on investments, net	3,995	(1,087)	1,015
Income tax benefit	437	1,102	506
Earnings before equity in undistributed income (loss) of subsidiaries	63,929	57,070	48,682
Equity in undistributed income (loss) of subsidiaries	(3,277)	3,052	5,959
Net income attributable to Nicolet Bankshares, Inc.	$60,652	$60,122	$54,641

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Statements of Cash Flows	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash Flows From Operating Activities:
Net income attributable to Nicolet Bankshares, Inc.	$60,652	$60,122	$54,641
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on borrowings	584	486	515
(Gain) loss on investments, net	(3,995)	1,087	(1,015)
Change in other assets and liabilities, net	1,013	1,786	(421)
Equity in undistributed (income) loss of subsidiaries, net of dividends	3,277	(3,052)	(5,959)
Net cash provided by operating activities	61,531	60,429	47,761
Cash Flows from Investing Activities:
Proceeds from sale of investments	4,105	185	—
Purchases of investments	(5,049)	(1,179)	(2,484)
Net cash paid in business combinations	(63,892)	(21,644)	(412)
Net cash used in investing activities	(64,836)	(22,638)	(2,896)
Cash Flows From Financing Activities:
Purchase and retirement of common stock	(62,583)	(42,088)	(28,460)
Proceeds from issuance of common stock, net	2,382	2,055	8,742
Capitalized issuance costs, net	(789)	—	—
Repayment of long-term borrowings	—	(18,186)	—
Proceeds from issuance of subordinated notes, net	98,953	—	—
Net cash provided by (used in) financing activities	37,963	(58,219)	(19,718)
Net increase (decrease) in cash and due from subsidiary	34,658	(20,428)	25,147
Beginning cash and due from subsidiary	49,998	70,426	45,279
Ending cash and due from subsidiary	$84,656	$49,998	$70,426
NOTE 20. EARNINGS PER COMMON SHARE
See Note 1 for the Company’s accounting policy on earnings per common share. Presented below are the calculations for basic and diluted earnings per common share.

	Years Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net income attributable to Nicolet Bankshares, Inc.	$60,652	$60,122	$54,641
Weighted average common shares outstanding	10,736	10,337	9,562
Effect of dilutive common stock awards	409	204	338
Diluted weighted average common shares outstanding	11,145	10,541	9,900
Basic earnings per common share	$5.65	$5.82	$5.71
Diluted earnings per common share	$5.44	$5.70	$5.52
Options to purchase 0.1 million shares for the years ended December 31, 2021 and December 31, 2020, respectively, were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. Options to purchase less than 0.1 million shares for year ended December 31, 2019 were excluded from the calculation of diluted earnings per share as the effect of their exercise would have been anti-dilutive.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 21. REVENUE RECOGNITION
See Note 1 for the Company’s accounting policy on revenue recognition in accordance with Topic 606. This guidance does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income categories such as gains or losses associated with mortgage servicing rights, derivatives, and income from BOLI are not within the scope of the new guidance. The main types of revenue contracts within the scope of Topic 606 include trust services fee income, brokerage fee income, service charges on deposit accounts, card interchange income, and certain other noninterest income. These contracts are discussed in detail below.

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

NOTE 22. OTHER ASSETS AND OTHER LIABILITIES HELD FOR SALE
On September 7, 2021, Nicolet entered into a Purchase and Assumption Agreement (the “Birmingham Agreement”) with Bank of Ann Arbor to sell Nicolet’s Birmingham, Michigan branch, including legacy mBank’s asset-based lending team (the “Birmingham Sale”). Pursuant to the terms of the Birmingham Agreement, Bank of Ann Arbor agreed to assume certain deposit liabilities and to acquire certain loans, as well as cash, personal property and other fixed assets associated with the Birmingham branch. The combined loan and deposit balances of the Birmingham branch (excluding certain loans and deposits not subject to the Birmingham Agreement) were approximately $199 million and $51 million, respectively, as of December 31, 2021. The Birmingham Sale closed on January 21, 2022.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors, and Stockholders
Nicolet Bankshares, Inc.
Green Bay, Wisconsin

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Nicolet Bankshares, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

The Company acquired Mackinac Financial Corporation (Mackinac) and its subsidiary bank, mBank, by purchasing 100 percent of the outstanding shares of Mackinac’s common stock in September 2021. The Company also acquired County Bancorp, Inc. (County) and its subsidiary bank, Investors Community Bank, by purchasing 100 percent of the outstanding shares of County’s common stock in December 2021, and management excluded the Acquired Businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The Acquired Businesses represented approximately 40 percent and 10 percent of the Company’s total assets and total revenues, respectively, as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Businesses.
Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses - Loans

Description of the Matter
The Company’s loan portfolio totaled $4.62 billion as of December 31, 2021, and the allowance for credit losses on loans (“ACL”) was $49.67 million.

As more fully described in Notes 1 and 4 to the financial statements, the ACL is an estimate of lifetime expected credit losses for loans. The estimate of the ACL considers historic loss rates that are adjusted for reasonable and supportable forecasts, as well as other qualitative adjustments. Loans that do not share risk characteristics and purchased credit deteriorated (“PCD”) loans are evaluated on an individual basis.

The Company measures expected credit losses of loans on a pool basis when the loans share similar characteristics. Historical loss rates are analyzed for the segmented loan pools and applied to their respective loan pools over the expected remaining life of the pooled loans. Historical loss rates are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition, as well as for certain known model limitations. Forecast factors are developed based on information obtained from external sources, as well as consideration of other internal information, and are included in the ACL model for a reasonable and supportable forecast period. Management re-evaluates the other qualitative and environmental factors that it feels are likely to cause estimated credit losses to differ from the historical loss experience of each loan segment.
We identified the valuation of the ACL as a critical audit matter. Auditing the estimated ACL involved significant judgment and complex review. Auditing the ACL involved a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s segmentation, estimating the remaining life of loans in a pool, assessment of economic conditions and other environmental and forecast factors, evaluating the adequacy of specific allowances associated with individually evaluated loans and assessing the appropriateness of loan risk grades.

How We Addressed the Matter in Our Audit
Management’s process for establishing the ACL involves a high degree of subjectivity. We evaluated management’s process to assess economic conditions and other environmental factors, the adequacy of specific allowances associated with individually evaluated loans, and appropriateness of loan grades and other data used to calculate and estimate the various components of the ACL.

Our primary audit procedures related to the ACL and adoption of Topic 326 included the following, among others:

•Obtained an understanding of the Company’s process for establishing the ACL, including the implementation of models and the qualitative factor adjustments of the ACL.
•Tested the design and operating effectiveness of controls, including:
◦data completeness and accuracy,
◦classifications of loans by loan pool,
◦accuracy of historical net loss data and calculated net loss rates over the estimated life of each loan pool,
◦the establishment of qualitative and economic forecast adjustments, loan grades, and risk classification of loans, and
◦establishment of specific allowances associated with individually evaluated loans;
•Tested completeness and accuracy of the data utilized in the ACL;
•Tested the model’s computational accuracy;
•Evaluated the relevance and reliability of data and assumptions used in the estimate;
•Evaluated the qualitative and economic forecast adjustments to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;
•Tested the internal loan review function and evaluated the reasonableness of loan grades and specific impairments, if any;
•Assessed the reasonableness of specific allowances associated with individually evaluated loans;
•Evaluated the accuracy and completeness of Topic 326 disclosures in the consolidated financial statements.

Business Combinations

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company completed acquisitions with two bank holding companies during the year ended December 31, 2021, resulting in the expansion of the Company’s operating footprint and additional goodwill of approximately $70 million being recognized on the Company’s consolidated balance sheet. Management determined that the acquisitions qualified as business combinations. Accordingly, all identifiable assets acquired and liabilities assumed were valued at fair value as part of the purchase price allocation as of each acquisition date. The identification and valuation of such acquired assets and assumed liabilities requires management to exercise significant judgment and consider the use of outside vendors to estimate the fair value allocations.

We identified the acquisitions and the related valuation of acquired assets and assumed liabilities as a critical audit matter. Auditing the acquired net assets and acquisition-related considerations involved a high degree of subjectivity in evaluating management’s operational assumptions of the acquisitions, fair value estimates, purchase price allocations and assessing the appropriateness of outside vendor valuation models.

How We Addressed the Matter in Our Audit
The primary procedures we performed to address the accounting for the business combinations included:

•Obtained and reviewed executed Agreement and Plan of Merger documents to gain an understanding of the underlying terms of the completed acquisitions
•Obtained and reviewed management’s business combination memos to gain an understanding of the procedures performed to identify and calculate the fair value of the acquired assets and liabilities
•Tested management’s business combination accounting analysis, focusing on the completeness and accuracy of the assets acquired and liabilities assumed and the related fair value purchase price allocations
•Obtained valuation estimates prepared by the Company’s external valuation specialists or prepared internally and challenged management’s analysis of the appropriateness of the valuations allocated to assets acquired and liabilities assumed; including but not limited to, testing of critical inputs, assumptions applied and valuation models utilized
•Utilized BKD’s internal valuation specialists to assist with evaluating the related fair value purchase price allocations made to certain identified assets acquired and liabilities assumed
•Tested the goodwill calculation resulting from the completed acquisitions, which is the difference between the total net consideration paid and the fair value of the net assets acquired
•Evaluated the accuracy and completeness of the disclosures made in the consolidated financial statements

/s/ BKD, LLP

We have served as the Company’s auditor since 2021.

Springfield, Missouri
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Nicolet Bankshares, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Nicolet Bankshares, Inc. and subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the two years in the period then ended and the related notes (collectively, the consolidated financial statements).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

The primary audit procedures we performed to address this critical audit matter included:

•We evaluated the design and tested the operating effectiveness of key controls relating to the Company’s ACL-Loans calculation, including controls over the segmentation of the loan portfolio, the periods used in the calculation, the determination of qualitative factors including reasonable and supportable forecasts, and the precision of management’s review and approval of the calculation and resulting estimate
•We tested the completeness and accuracy of the data used by management to calculate historical loss rates adjusted for the remaining life of the loan pools
•We tested the completeness and accuracy of the data used by management in determining qualitative factor adjustments, including the reasonable and supportable factors, by agreeing them to internal and external information
•We analyzed the qualitative factors in comparison to historical periods to evaluate the directional consistency in relation to the Company’s loan portfolio and local economy

/s/ WIPFLI LLP

We have served as the Company’s auditor since 2005.

Atlanta, Georgia
February 26, 2021

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2021 there were no changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Nicolet Bankshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of the Company’s internal control over financial reportingas of December 31, 2021, based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021, was effective.
BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 is included under the heading “Report of Independent Registered Public Accounting Firm” In Part II, Item 8.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Information Regarding Directors and Executive Officers. The information required by this Item 10 regarding our directors and director nominees contained under the caption “Election of Directors” under the heading “Proposal 1: Election of Directors” in the 2022 Proxy Statement is incorporated herein by reference.
(b) Compliance with Section 16(a) of the Exchange Act. Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act, if applicable, will be contained under the caption “Delinquent Section 16(a) Reports” in the 2022 Proxy Statement, which information under such caption is incorporated herein by reference.
(c) Code of Business Conduct and Ethics. The Company has adopted a Code of Ethics that applies to its senior financial officers. This Code is posted on the “Corporate Governance” section of our Internet website at www.nicoletbank.com. If we choose to no longer post such Code, we will provide a free copy to any person upon written request to H. Phillip Moore, Jr., Chief Financial Officer, Nicolet Bankshares, Inc., 111 North Washington Street, Green Bay, Wisconsin 54301, telephone (920) 430-1400. We intend to provide any required disclosure of any amendment to or waiver from such Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet website located at www.nicoletbank.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a Current Report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this Report and should not be considered part of this or any other report that we file with or furnish to the SEC.
(d) Procedures for Shareholders to Recommend Director Nominees. There have been no material changes to the procedures by which security holders may recommend nominees to our Board.
(e) Audit Committee Information. Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts may be found under the caption “Board Committees and Meetings - Audit and Compliance Committee” in the 2022 Proxy Statement, which information pertaining to the audit committee and its membership and audit committee financial experts under such captions is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation is contained under the captions “Director Compensation” and “Executive Compensation - Compensation Discussion and Analysis ” in the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the heading “Stock Ownership - Board and Management Stock Ownership” in the 2022 Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	1,859,047	$57.69	858,287
Equity compensation plans not approved by security holders	—	—	—
Total at December 31, 2021	1,859,047	$57.69	858,287
(1) Includes 25,801 shares potentially issuable upon the vesting of outstanding restricted stock.
(2) The weighted average exercise price relates only to the exercise of outstanding options included in column (a).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Related Party Transactions” in the 2022 Proxy Statement, which information under such heading is incorporated herein by reference. The information required by this Item 13 regarding director independence is contained under the caption “Affirmative Determinations Regarding Director Independence” in the 2022 Proxy Statement, which information under such caption is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 regarding fees we paid to our principal accountant, BKD, LLP (U.S. PCAOB Auditor Firm ID 686), and the pre-approval policies and procedures established by the Audit Committee of our Board is contained under the caption “Fees Paid to Auditors” in the 2022 Proxy Statement, which information under such caption is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger by and between Nicolet Bankshares, Inc. and Choice Bancorp, Inc., dated June 26, 2019. (1)
2.2	Agreement and Plan of Merger by and between Nicolet Bankshares, Inc. and Commerce Financial Holdings, Inc., dated February 17, 2020. (2)
2.3	Agreement and Plan of Merger Between Nicolet Bankshares, Inc. and Mackinac Financial Corporation, dated April 12, 2021 (3)
2.4	Agreement and Plan of Merger Between Nicolet Bankshares, Inc. and County Bancorp, Inc., dated June 22, 2021 (4)
3.1	Amended and Restated Articles of Incorporation of Nicolet Bankshares, Inc. (5)
3.2	Amended and Restated Bylaws of Nicolet Bankshares, Inc. (6)
4.1	Indenture, dated as of July 7, 2021, by and between Nicolet Bankshares, Inc. and U.S. Bank National Association, as trustee. (7)
4.2	Form of 3.125% Fixed-to-Floating Rate Subordinated Note due 2031 of Nicolet Bankshares, Inc. (7)
4.3	Form of Common Stock Certificate of Nicolet Bankshares, Inc. (8)
4.8	Description of Nicolet's Registered Securities. (9)
10.1†	Nicolet Bankshares, Inc. 2002 Stock Incentive Plan, as amended, and forms of award documents. (10)
10.2	Form of Registration Rights Agreement, dated July 7, 2021, by and between Nicolet Bankshares, Inc. and the several Purchasers. (7)
10.3	[Reserved]
10.4	[Reserved]
10.5†
Nicolet Bankshares, Inc. 2011 Long Term Incentive Plan, as amended and restated effective February 19, 2019, and approved by the shareholders of Nicolet Bankshares, Inc. on May 13, 2019, and forms of award documents. (9)

10.6†	Nicolet National Bank 2002 Deferred Compensation Plan, as amended. (12)
10.7†	Nicolet National Bank 2009 Deferred Compensation Plan for Non-Employee Directors. (8)
10.8†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Michael E. Daniels. (12)
10.9†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Robert B. Atwell. (12)
10.10†	Employment Agreement, dated June 7, 2021, by and among the Registrant, Nicolet National Bank and H. Phillip Moore, Jr. (15)
10.11†	Nicolet Bankshares, Inc. Employee Stock Purchase Plan. (14)
10.12†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Ann K. Lawson. (12)
10.13†	Nicolet Bankshares, Inc. 2010 Equity Incentive Plan (formerly the Baylake Corp. 2010 Equity Incentive Plan), and forms of award documents. (13)
10.14†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Patrick J. Madson.
10.15†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Eric J. Witczak. (12)
10.16	[Reserved]
10.17†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Brad V. Hutjens. (12)
21.1	Subsidiaries of Nicolet Bankshares, Inc.
23.1	Consent of BKD, LLP.
23.2	Consent of Wipfli LLP. (U.S. PCAOB Auditor Firm ID 344)
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (16)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
† Denotes a management compensatory agreement.
(1) Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 27, 2019 (File No. 001-37700).
(2) Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 18, 2020 (File No. 001-37700).
(3) Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021 (File No. 001-37700).
(4) Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2021 (File No. 001-37700).
(5) Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 12, 2014 (File No. 333-90052).
(6) Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2020 (File No. 001-37700).
(7) Incorporated by reference to the exhibit of the same number in the Registrant’s Current Report on Form 8-K filed on July 7, 2021 (File No. 001-37700).
(8) Incorporated by reference to the exhibit of the same number in the Registrant’s Registration Statement on Form S-4, filed on February 1, 2013 (Regis. No. 333-186401).
(9) Incorporated by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 26, 2021 (File No. 001-37700).
(10) Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 9, 2015 (File No. 333-90052).
(11) Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 10, 2017 (File No. 001-37700).
(12) Incorporated by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 8, 2019 (File No. 001-37700).
(13) Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016 (File No. 001-37700).
(14) Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed March 7, 2018.
(15) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2021 (File No. 001-37700).
(16) Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICOLET BANKSHARES, INC.

February 25, 2022	By:	/s/ Michael E. Daniels
Michael E. Daniels, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 25, 2022

/s/ Michael E. Daniels	/s/ Andrew F. Hetzel, Jr.
Michael E. Daniels	Andrew F. Hetzel, Jr.
President and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ H. Phillip Moore, Jr.	/s/ Ann K. Lawson
H. Phillip Moore, Jr.	Ann K. Lawson
Chief Financial Officer	Director
(Principal Financial and Accounting Officer)

/s/ Robert B. Atwell	/s/ Donald J. Long, Jr.
Robert B. Atwell	Donald J. Long, Jr.
Executive Chairman	Director

/s/ Rachel Campos-Duffy	/s/ Susan L. Merkatoris
Rachel Campos-Duffy	Susan L. Merkatoris
Director	Director

/s/ Héctor Colón	/s/ Dustin J. McClone
Héctor Colón	Dustin J. McClone
Director	Director

/s/ Lynn D. Davis	/s/ Oliver Pierce Smith
Lynn D. Davis	Oliver Pierce Smith
Director	Director

/s/ John N. Dykema	/s/ Paul D. Tobias
John N. Dykema	Paul D. Tobias
Director	Director

/s/ Terrence R. Fulwiler	/s/ Robert J. Weyers
Terrence R. Fulwiler	Robert J. Weyers
Director	Director

/s/ Christopher J. Ghidorzi
Christopher J. Ghidorzi
Director