Form 10-Q
period 2022-03-31
NICOLET BANKSHARES INC
filed 2022-04-29
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 27, 2022 there were 13,392,160 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
March 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$183,705	$209,349
Interest-earning deposits	212,218	385,943
Cash and cash equivalents	395,923	595,292
Certificates of deposit in other banks	19,692	21,920
Securities available for sale (“AFS”), at fair value	852,331	921,661
Securities held to maturity (“HTM”), at amortized cost	684,991	651,803
Other investments	54,257	44,008
Loans held for sale	9,764	6,447
Other assets held for sale	—	199,833
Loans	4,683,315	4,621,836
Allowance for credit losses - loans (“ACL-Loans”)	(49,906)	(49,672)
Loans, net	4,633,409	4,572,164
Premises and equipment, net	94,275	94,566
Bank owned life insurance (“BOLI”)	135,292	134,476
Goodwill and other intangibles, net	338,068	339,492
Accrued interest receivable and other assets	102,210	113,375
Total assets	$7,320,212	$7,695,037

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$1,912,995	$1,975,705
Interest-bearing deposits	4,318,125	4,490,211
Total deposits	6,231,120	6,465,916
Long-term borrowings	206,946	216,915
Other liabilities held for sale	—	51,586
Accrued interest payable and other liabilities	45,836	68,729
Total liabilities	6,483,902	6,803,146

Stockholders’ Equity:
Common stock	135	140
Additional paid-in capital	524,478	575,045
Retained earnings	337,768	313,604
Accumulated other comprehensive income (loss)	(26,071)	3,102
Total stockholders’ equity	836,310	891,891
Total liabilities and stockholders’ equity	$7,320,212	$7,695,037

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	13,456,741	13,994,079
Common shares issued	13,481,442	14,019,880
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Interest income:
Loans, including loan fees	$51,299	$33,862
Investment securities:
Taxable	5,127	1,814
Tax-exempt	675	545
Other interest income	817	655
Total interest income	57,918	36,876
Interest expense:
Deposits	2,192	2,922
Short-term borrowings	—	—
Long-term borrowings	1,931	313
Total interest expense	4,123	3,235
Net interest income	53,795	33,641
Provision for credit losses	300	500
Net interest income after provision for credit losses	53,495	33,141
Noninterest income:
Trust services fee income	2,011	1,775
Brokerage fee income	3,688	2,793
Mortgage income, net	3,253	7,230
Service charges on deposit accounts	1,477	1,091
Card interchange income	2,581	1,927
BOLI income	933	527
Asset gains (losses), net	1,313	711
Other income	687	1,072
Total noninterest income	15,943	17,126
Noninterest expense:
Personnel	21,191	15,116
Occupancy, equipment and office	6,944	4,137
Business development and marketing	1,831	989
Data processing	3,387	2,658
Intangibles amortization	1,424	852
FDIC assessments	480	595
Merger-related expense	98	—
Other expense	2,195	1,734
Total noninterest expense	37,550	26,081
Income before income tax expense	31,888	24,186
Income tax expense	7,724	5,947
Net income	$24,164	$18,239
Earnings per common share:
Basic	$1.77	$1.82
Diluted	$1.70	$1.75
Weighted average common shares outstanding:
Basic	13,648,745	9,997,634
Diluted	14,214,752	10,403,309
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$24,164	$18,239
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	(39,948)	(7,369)
Net realized (gains) losses included in income	(15)	—
Income tax (expense) benefit	10,790	1,989
Total other comprehensive income (loss)	(29,173)	(5,380)
Comprehensive income (loss)	$(5,009)	$12,859
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2021	$140	$575,045	$313,604	$3,102	$891,891
Comprehensive income:
Net income, three months ended March 31, 2022	—	—	24,164	—	24,164
Other comprehensive income (loss)	—	—	—	(29,173)	(29,173)
Stock-based compensation expense	—	1,799	—	—	1,799
Exercise of stock options, net	1	1,886	—	—	1,887
Issuance of common stock	—	175	—	—	175
Purchase and retirement of common stock	(6)	(54,427)	—	—	(54,433)
Balances at March 31, 2022	$135	$524,478	$337,768	$(26,071)	$836,310
Balances at December 31, 2020	$100	$273,390	$252,952	$12,747	$539,189
Comprehensive income:
Net income, three months ended March 31, 2021	—	—	18,239	—	18,239
Other comprehensive income (loss)	—	—	—	(5,380)	(5,380)
Stock-based compensation expense	—	1,341	—	—	1,341
Exercise of stock options, net	—	1,161	—	—	1,161
Issuance of common stock	—	121	—	—	121
Purchase and retirement of common stock	—	(4,625)	—	—	(4,625)
Balances at March 31, 2021	$100	$271,388	$271,191	$7,367	$550,046
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$24,164	$18,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	6,769	2,719
Provision for credit losses	300	500
Increase in cash surrender value of life insurance	(933)	(527)
Stock-based compensation expense	1,799	1,341
Asset (gains) losses, net	(1,313)	(711)
Gain on sale of loans held for sale, net	(2,377)	(7,255)
Net change due to:
Proceeds from sale of loans held for sale	86,478	222,406
Origination of loans held for sale	(88,304)	(211,701)
Accrued interest receivable and other assets	6,786	9,719
Accrued interest payable and other liabilities	(11,426)	3,483
Net cash provided by (used in) operating activities	21,943	38,213
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(64,669)	(57,003)
Net (increase) decrease in certificates of deposit in other banks	2,228	2,225
Purchases of securities AFS	(5,017)	(48,402)
Purchases of securities HTM	(38,856)	—
Proceeds from sales of securities AFS	3,400	—
Proceeds from calls and maturities of securities AFS	29,511	21,215
Proceed from calls and maturities of securities HTM	5,430	—
Purchases of other investments	(10,953)	(89)
Proceeds from sales of other investments	775	81
Proceeds from redemption of BOLI	117	—
Net (increase) decrease in premises and equipment	(1,953)	(485)
Net (increase) decrease in other real estate and other assets	3,075	293
Net cash (paid) received in branch sale	147,833	—
Net cash provided by (used in) investing activities	70,921	(82,165)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(229,862)	(9,710)
Repayments of long-term borrowings	(10,000)	(10,000)
Purchase and retirement of common stock	(54,433)	(4,625)
Proceeds from issuance of common stock	175	121
Proceeds from exercise of stock options	1,887	1,161
Net cash provided by (used in) financing activities	(292,233)	(23,053)
Net increase (decrease) in cash and cash equivalents	(199,369)	(67,005)
Cash and cash equivalents:
Beginning	595,292	802,859
Ending *	$395,923	$735,854
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,170	$3,492
Cash paid for taxes	—	—
Transfer of loans and bank premises to other real estate owned	432	302
Capitalized mortgage servicing rights	886	1,117
* Cash and cash equivalents at both March 31, 2022 and March 31, 2021, include restricted cash of $1.9 million pledged as collateral on interest rate swaps and no reserve balance was required with the Federal Reserve Bank.
See accompanying notes to unaudited consolidated financial statements.

NICOLET BANKSHARES, INC.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation
General
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets, statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows of Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) and its subsidiaries, as of and for the periods presented, and all such adjustments are of a normal recurring nature. All material intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Future Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures. This ASU eliminates the accounting guidance for TDRs by creditors, while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The ASU also requires public business entities to expand the vintage disclosures to include gross charge-offs by year of origination. The updated guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact of this ASU on its consolidated financial statements.
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

Reclassifications
Certain amounts in the 2021 consolidated financial statements have been reclassified to conform to the 2022 presentation. These reclassifications were not material and did not impact previously reported net income or comprehensive income.

Note 2 – Acquisitions
Completed Acquisitions:
County Bancorp, Inc. (“County”): On December 3, 2021, Nicolet completed its merger with County, pursuant to the Agreement and Plan of Merger dated June 22, 2021 (the “County Merger Agreement”), at which time County merged with and into Nicolet, and Investors Community Bank, the wholly owned bank subsidiary of County, was merged with and into Nicolet National Bank (the “Bank”), the wholly owned bank subsidiary of Nicolet.

Pursuant to the County Merger Agreement, each share of County common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive, at the election of the shareholder, either cash of $37.18 or 0.48 shares of Nicolet common stock, subject to proration procedures such that 1,237,000 shares of County common stock were exchanged for cash, and the remaining shares were exchanged for Nicolet common stock. As a result, Nicolet issued approximately 2.4 million shares of Nicolet common stock for stock consideration of $176 million and cash consideration of $48 million, or a total purchases price of $224 million. With the County merger, Nicolet became the premier agriculture lender throughout Wisconsin.

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

Pursuant to the Mackinac Merger Agreement, Mackinac shareholders received fixed consideration of 0.22 shares of Nicolet common stock and $4.64 in cash for each share of Mackinac common stock owned, resulting in the issuance of approximately 2.3 million shares of Nicolet common stock for stock consideration of $180 million and cash consideration of $49 million, or a total purchase price of $229 million. The Mackinac merger expanded Nicolet prominently into Northern Michigan and the Upper Peninsula of Michigan, and added to Nicolet’s presence in upper northeastern Wisconsin.

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

Summary Unaudited Pro Forma Information: The following unaudited pro forma information is presented for illustrative purposes only, and gives effect to the acquisitions of County and Mackinac as if the acquisitions had occurred on January 1, 2021, the beginning of the earliest period presented. The pro forma information should not be relied upon as being indicative of the historical results of operations the companies would have had if the acquisitions had occurred before such periods or the future results of operations that the companies will experience as a result of the mergers. The pro forma information, although helpful in illustrating the financial characteristics of the combined company under one set of assumptions, does not reflect the benefits of expected cost savings, opportunities to earn additional revenue, the impact of restructuring and merger-related expenses, or other factors that may result as a consequence of the mergers and, accordingly, does not attempt to predict or suggest future results.

Three Months Ended
(In thousands, except per share data)	March 31, 2021
Total revenue, net of interest expense	$81,307
Net income	$16,661
Diluted earnings per common share	$1.10

Pending Acquisition:
Charter Bankshares, Inc. (“Charter”): On March 29, 2022, Nicolet entered into an Agreement and Plan of Merger with Charter (the “Charter Merger Agreement”) pursuant to which Charter will merge with and into Nicolet. Pursuant to the terms and subject to the conditions set forth in the Charter Merger Agreement, at the effective time of the merger, Charter shareholders will have the right to receive 15.458 shares of Nicolet common stock and $475 in cash for each share of Charter common stock. As a result, Nicolet expects to issue approximately 1.26 million shares of Nicolet common stock and $38.8 million in cash for the acquisition of Charter. At December 31, 2021, Charter had total assets of $1.1 billion. The merger is expected to close in the third quarter of 2022, subject to customary closing conditions, including approval by regulators.

Note 3 – Earnings per Common Share
Basic earnings per common share are calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of common stock awards (outstanding stock options and unvested restricted stock), if any. Presented below are the calculations for basic and diluted earnings per common share.

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Net income	$24,164	$18,239
Weighted average common shares outstanding	13,649	9,998
Effect of dilutive common stock awards	566	405
Diluted weighted average common shares outstanding	14,215	10,403
Basic earnings per common share*	$1.77	$1.82
Diluted earnings per common share*	$1.70	$1.75
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
For the three months ended March 31, 2022 and 2021, respectively, options to purchase less than 0.1 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.

Note 4 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors, and at March 31, 2022, approximately 0.8 million shares were available for grant under these stock-based compensation plans.
A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants for the three months ended March 31, 2022 and 2021 were as follows.

	Three Months Ended March 31,
	2022	2021
Dividend yield	—%	—%
Expected volatility	30%	—%
Risk-free interest rate	1.77%	—%
Expected average life	7 years	0 years
Weighted average per share fair value of options	$32.99	$—
A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2021	1,833,246	$57.69
Granted	30,429	93.68
Exercise of stock options *	(59,811)	41.73
Forfeited	(4,500)	78.67
Outstanding - March 31, 2022	1,799,364	$58.78	6.5	$62,622
Exercisable - March 31, 2022	977,935	$48.90	5.1	$43,690
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the three months ended March 31, 2022, 6,073 such shares were withheld by the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the three months ended March 31, 2022 and 2021 was approximately $3.0 million and $1.3 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2021	$71.42	25,801
Granted	—	—
Vested *	63.28	(1,100)
Forfeited	—	—
Outstanding - March 31, 2022	$71.78	24,701
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 210 shares were surrendered during the three months ended March 31, 2022.
The Company recognized approximately $1.8 million and $1.2 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for the three months ended March 31, 2022 and 2021, respectively, associated with its common stock awards granted to officers and employees. In addition, during the three months ended March 31, 2021, the Company recognized approximately $0.1 million of director expense (included in other expense on the consolidated statements of income) for a total restricted stock grant of 1,500 shares with immediate vesting to directors. As of March 31, 2022, there was approximately $15.8 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately four years. The Company recognized a tax benefit of approximately $0.4 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

Note 5 – Securities and Other Investments
Securities
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

The amortized cost and fair value of securities AFS and HTM are summarized as follows.

	March 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
Securities AFS:
U.S. government agency securities	$192,442	$—	$6,119	$186,323	22%
State, county and municipals	305,034	135	16,461	288,708	34%
Mortgage-backed securities	255,866	215	12,477	243,604	28%
Corporate debt securities	134,703	1,207	2,214	133,696	16%
Total securities AFS	$888,045	$1,557	$37,271	$852,331	100%
Securities HTM:
U.S. government agency securities	$508,373	$—	$23,648	$484,725	74%
State, county and municipals	44,790	5	1,592	43,203	7%
Mortgage-backed securities	131,828	—	7,700	124,128	19%
Total securities HTM	$684,991	$5	$32,940	$652,056	100%

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
Securities AFS:
U.S. government agency securities	$192,506	$6	$1,235	$191,277	21%
State, county and municipals	311,717	3,222	2,202	312,737	34%
Mortgage-backed securities	270,017	3,090	1,845	271,262	29%
Corporate debt securities	143,172	3,459	246	146,385	16%
Total securities AFS	$917,412	$9,777	$5,528	$921,661	100%
Securities HTM:
U.S. government agency securities	$508,810	$—	$2,740	$506,070	78%
State, county and municipals	42,876	10	173	42,713	7%
Mortgage-backed securities	100,117	89	595	99,611	15%
Total securities HTM	$651,803	$99	$3,508	$648,394	100%
All mortgage-backed securities included in the tables above were issued by U.S. government agencies and corporations. Investment securities with a carrying value of $372 million and $277 million, as of March 31, 2022 and December 31, 2021, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law. Accrued interest on investment securities totaled $6 million and $5 million at March 31, 2022 and December 31, 2021, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	March 31, 2022
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. government agency securities	$185,822	$6,119	$—	$—	$185,822	$6,119	13
State, county and municipals	232,438	13,340	27,417	3,121	259,855	16,461	389
Mortgage-backed securities	194,557	10,075	21,469	2,402	216,026	12,477	336
Corporate debt securities	66,907	2,214	—	—	66,907	2,214	43
Total	$679,724	$31,748	$48,886	$5,523	$728,610	$37,271	781
Securities HTM:
U.S. government agency securities	$484,577	$23,648	$—	$—	$484,577	$23,648	9
State, county and municipals	37,514	1,592	—	—	37,514	1,592	54
Mortgage-backed securities	124,128	7,700	—	—	124,128	7,700	104
Total	$646,219	$32,940	$—	$—	$646,219	$32,940	167

	December 31, 2021
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. government agency securities	$190,432	$1,235	$—	$—	$190,432	$1,235	11
State, county and municipals	103,950	2,119	1,777	83	105,727	2,202	132
Mortgage-backed securities	137,561	1,616	6,068	229	143,629	1,845	159
Corporate debt securities	23,267	246	—	—	23,267	246	13
Total	$455,210	$5,216	$7,845	$312	$463,055	$5,528	315
Securities HTM:
U.S. government agency securities	$505,938	$2,740	$—	$—	$505,938	$2,740	9
State, county and municipals	30,898	173	—	—	30,898	173	46
Mortgage-backed securities	69,333	595	—	—	69,333	595	72
Total	$606,169	$3,508	$—	$—	$606,169	$3,508	127
Quarterly, the Company evaluates securities AFS in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2022 and December 31, 2021, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.
The Company also evaluates securities HTM quarterly to determine whether an allowance for credit losses is necessary. In making this determination, management considers the facts and circumstances of the underlying investment securities. The U.S. government agency securities include U.S. Treasury Notes which are guaranteed by the U.S. government. For the state, county and municipal securities, management considers issuer bond ratings, historical loss rates by bond ratings, whether issuers continue to make timely principal and interest payments per the contractual terms of the investment securities, internal forecasts, and whether or not such investment securities provide insurance, other credit enhancement, or are pre-refunded by the issuers. For the mortgage-backed securities, all such securities were issued by U.S. government agencies and corporations, which are currently explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses. Therefore, management determined no allowance for credit losses was necessary for the securities HTM.
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

As of March 31, 2022	Securities AFS		Securities HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$37,717	$37,852	$6,197	$6,184
Due in one year through five years	319,726	313,302	503,946	480,140
Due after five years through ten years	192,077	180,523	33,963	32,665
Due after ten years	82,659	77,050	9,057	8,939
	632,179	608,727	553,163	527,928
Mortgage-backed securities	255,866	243,604	131,828	124,128
Total investment securities	$888,045	$852,331	$684,991	$652,056
Proceeds and realized gains or losses from the sale of AFS securities were as follows.

	Three Months Ended March 31,
(in thousands)	2022	2021
Gross gains	$20	$—
Gross losses	(5)	—
Gains (losses) on sales of securities AFS, net	$15	$—
Proceeds from sales of securities AFS	$3,400	$—
Other Investments
Other investments include “restricted” equity securities, equity securities with readily determinable fair values, and private company securities. As a member of the Federal Reserve Bank System and the Federal Home Loan Bank (“FHLB”) System, Nicolet is required to maintain an investment in the capital stock of these entities. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other exchange traded equity securities. As no ready market exists for these stocks, and they have no quoted market value, these investments are carried at cost. Also included are investments in other private companies that do not have quoted market prices, which are carried at cost less impairment charges, if any. The carrying value of other investments are summarized as follows.

	March 31, 2022	December 31, 2021
(in thousands)	Amount	Amount
Federal Reserve Bank stock	$29,020	$20,973
Federal Home Loan Bank (“FHLB”) stock	9,771	10,545
Equity securities with readily determinable fair values	6,081	5,660
Other investments	9,385	6,830
Total other investments	$54,257	$44,008

Note 6 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	March 31, 2022		December 31, 2021
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,063,300	23%	$1,042,256	23%
Owner-occupied commercial real estate (“CRE”)	794,946	17	787,189	17
Agricultural	826,364	18	794,728	17
CRE investment	807,602	17	818,061	18
Construction & land development	211,640	4	213,035	5
Residential construction	72,660	2	70,353	1
Residential first mortgage	721,107	15	713,983	15
Residential junior mortgage	133,817	3	131,424	3
Retail & other	51,879	1	50,807	1
Loans	4,683,315	100%	4,621,836	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	49,906		49,672
Loans, net	$4,633,409		$4,572,164
Allowance for credit losses - Loans to loans	1.07%		1.07%
Commercial and industrial loans included $8 million and $25 million of PPP loans at March 31, 2022 and December 31, 2021, respectively. Accrued interest on loans totaled $10 million at March 31, 2022 and $11 million at December 31, 2021, and is included in accrued interest receivable and other assets on the consolidated balance sheets.
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
A roll forward of the allowance for credit losses - loans is summarized as follows.

	Three Months Ended		Year Ended
(in thousands)	March 31, 2022	March 31, 2021	December 31, 2021
Beginning balance	$49,672	$32,173	$32,173
ACL on PCD loans acquired	—	—	5,159
Provision for credit losses	300	500	12,500
Charge-offs	(100)	(94)	(513)
Recoveries	34	47	353
Net (charge-offs) recoveries	(66)	(47)	(160)
Ending balance	$49,906	$32,626	$49,672

The following tables present the balance and activity in the ACL-Loans by portfolio segment.

	Three Months Ended March 31, 2022
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$12,613	$7,222	$9,547	$8,462	$1,812	$900	$6,844	$1,340	$932	$49,672
ACL on PCD loans	—	—	—	—	—	—	—	—	—	—
Provision	489	94	(175)	(23)	(175)	38	(141)	63	130	300
Charge-offs	—	(36)	—	—	—	—	—	—	(64)	(100)
Recoveries	20	—	—	—	—	—	4	—	10	34
Net (charge-offs) recoveries	20	(36)	—	—	—	—	4	—	(54)	(66)
Ending balance	$13,122	$7,280	$9,372	$8,439	$1,637	$938	$6,707	$1,403	$1,008	$49,906
As % of ACL-Loans	26%	15%	19%	17%	3%	2%	13%	3%	2%	100%
*The PPP loans are fully guaranteed by the SBA; thus, no ACL-Loans has been allocated to these loans.

	Year Ended December 31, 2021
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$11,644	$5,872	$1,395	$5,441	$984	$421	$4,773	$1,086	$557	$32,173
ACL on PCD loans	723	1,045	2,585	415	103	—	272	13	3	5,159
Provision	196	305	5,615	2,608	725	479	1,892	237	443	12,500
Charge-offs	(242)	—	(48)	(4)	—	—	(113)	—	(106)	(513)
Recoveries	292	—	—	2	—	—	20	4	35	353
Net (charge-offs) recoveries	50	—	(48)	(2)	—	—	(93)	4	(71)	(160)
Ending balance	$12,613	$7,222	$9,547	$8,462	$1,812	$900	$6,844	$1,340	$932	$49,672
As % of ACL-Loans	25%	14%	19%	17%	4%	2%	14%	3%	2%	100%
The ACL-Loans represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date. To assess the appropriateness of the ACL-Loans, management applies an allocation methodology which focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect expected credit losses. Assessing these numerous factors involves significant judgment.
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
Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in accrued interest payable and other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The reserve for unfunded commitments was $2.4 million at both March 31, 2022 and December 31, 2021.

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

	Three Months Ended		Year Ended
(in thousands)	March 31, 2022	March 31, 2021	December 31, 2021
Provision for credit losses on:
Loans	$300	$500	$12,500
Unfunded Commitments	—	—	2,400
Investment securities	—	—	—
Total	$300	$500	$14,900
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

March 31, 2022	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,241	$2,241	$1,447	$794	$224
Owner-occupied CRE	6,125	—	6,125	3,996	2,129	459
Agricultural	15,590	7,889	23,479	16,294	7,185	489
CRE investment	2,910	—	2,910	1,011	1,899	342
Construction & land development	1,023	—	1,023	1,023	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	473	—	473	473	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$26,121	$10,130	$36,251	$24,244	$12,007	$1,514

December 31, 2021	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,296	$2,296	$1,842	$454	$258
Owner-occupied CRE	3,537	—	3,537	1,315	2,222	552
Agricultural	19,637	8,518	28,155	25,310	2,845	841
CRE investment	3,000	—	3,000	1,684	1,316	407
Construction & land development	1,038	—	1,038	655	383	211
Residential construction	—	—	—	—	—	—
Residential first mortgage	473	—	473	473	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$27,685	$10,814	$38,499	$31,279	$7,220	$2,269

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	March 31, 2022
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$216	$1,849	$1,061,235	$1,063,300
Owner-occupied CRE	211	5,007	789,728	794,946
Agricultural	506	23,570	802,288	826,364
CRE investment	401	3,914	803,287	807,602
Construction & land development	63	1,054	210,523	211,640
Residential construction	—	—	72,660	72,660
Residential first mortgage	4,459	3,919	712,729	721,107
Residential junior mortgage	114	242	133,461	133,817
Retail & other	682	115	51,082	51,879
Total loans	$6,652	$39,670	$4,636,993	$4,683,315
Percent of total loans	0.1%	0.9%	99.0%	100.0%

	December 31, 2021
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$94	$1,908	$1,040,254	$1,042,256
Owner-occupied CRE	—	4,220	782,969	787,189
Agricultural	108	28,367	766,253	794,728
CRE investment	114	4,119	813,828	818,061
Construction & land development	—	1,071	211,964	213,035
Residential construction	246	—	70,107	70,353
Residential first mortgage	2,592	4,132	707,259	713,983
Residential junior mortgage	23	243	131,158	131,424
Retail & other	115	94	50,598	50,807
Total loans	$3,292	$44,154	$4,574,390	$4,621,836
Percent of total loans	0.1%	0.9%	99.0%	100.0%

The following table presents nonaccrual loans by portfolio segment.

	March 31, 2022		December 31, 2021
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$1,849	5%	$1,908	4%
Owner-occupied CRE	5,007	13	4,220	10
Agricultural	23,570	59	28,367	64
CRE investment	3,914	10	4,119	9
Construction & land development	1,054	2	1,071	3
Residential construction	—	—	—	—
Residential first mortgage	3,919	10	4,132	9
Residential junior mortgage	242	1	243	1
Retail & other	115	—	94	—
Nonaccrual loans	$39,670	100%	$44,154	100%
Percent of total loans	0.9%		0.9%

Credit Quality Information:
The following tables present total loans by risk categories and year of origination. Loans acquired from Mackinac and County have been included in the March 31, 2022 and December 31, 2021 tables based upon the actual origination date.

March 31, 2022	Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$74,080	$251,155	$125,658	$92,606	$65,494	$101,759	$297,121	$—	$1,007,873
Grade 5	3,955	3,591	8,185	3,089	1,618	7,836	16,557	—	44,831
Grade 6	155	1,069	2,980	730	679	461	1,122	—	7,196
Grade 7	39	175	433	675	327	1,265	486	—	3,400
Total	$78,229	$255,990	$137,256	$97,100	$68,118	$111,321	$315,286	$—	$1,063,300
Owner-occupied CRE
Grades 1-4	$40,673	$155,869	$92,991	$97,240	$86,626	$260,682	$8,350	$—	$742,431
Grade 5	352	5,894	2,129	5,703	2,413	13,492	634	—	30,617
Grade 6	—	—	2,217	1,858	—	1,080	—	—	5,155
Grade 7	—	—	4,808	1,896	—	9,058	981	—	16,743
Total	$41,025	$161,763	$102,145	$106,697	$89,039	$284,312	$9,965	$—	$794,946
Agricultural
Grades 1-4	$51,984	$126,552	$83,356	$27,133	$22,251	$124,604	$229,196	$—	$665,076
Grade 5	241	14,967	4,683	2,543	771	55,592	23,364	—	102,161
Grade 6	—	37	35	35	—	1,120	84	—	1,311
Grade 7	2,058	4,215	2,007	3,287	4,019	29,973	12,257	—	57,816
Total	$54,283	$145,771	$90,081	$32,998	$27,041	$211,289	$264,901	$—	$826,364
CRE investment
Grades 1-4	$46,108	$166,896	$135,267	$117,040	$48,884	$220,348	$11,763	$—	$746,306
Grade 5	—	10,951	2,575	15,452	2,926	23,709	—	—	55,613
Grade 6	—	—	—	697	—	—	—	—	697
Grade 7	—	—	—	451	140	4,169	226	—	4,986
Total	$46,108	$177,847	$137,842	$133,640	$51,950	$248,226	$11,989	$—	$807,602
Construction & land development
Grades 1-4	$13,458	$86,916	$60,183	$10,130	$12,552	$11,975	$12,344	$—	$207,558
Grade 5	—	1,490	—	518	906	112	—	—	3,026
Grade 6	—	—	—	1	—	—	—	—	1
Grade 7	—	—	—	—	—	1,055	—	—	1,055
Total	$13,458	$88,406	$60,183	$10,649	$13,458	$13,142	$12,344	$—	$211,640
Residential construction
Grades 1-4	$11,865	$55,257	$3,680	$152	$342	$1,313	$—	$—	$72,609
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	51	—	—	—	—	51
Grade 7	—	—	—	—	—	—	—	—	—
Total	$11,865	$55,257	$3,680	$203	$342	$1,313	$—	$—	$72,660
Residential first mortgage
Grades 1-4	$56,685	$245,519	$141,633	$79,561	$27,590	$159,309	$1,216	$4	$711,517
Grade 5	—	723	524	2,012	—	1,242	—	—	4,501
Grade 6	—	—	—	1,042	—	—	—	—	1,042
Grade 7	—	—	38	448	252	3,309	—	—	4,047
Total	$56,685	$246,242	$142,195	$83,063	$27,842	$163,860	$1,216	$4	$721,107
Residential junior mortgage
Grades 1-4	$2,529	$3,973	$5,254	$2,876	$1,933	$3,718	$111,098	$2,164	$133,545
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	54	—	82	136	—	272
Total	$2,529	$3,973	$5,254	$2,930	$1,933	$3,800	$111,234	$2,164	$133,817
Retail & other
Grades 1-4	$3,653	$11,798	$5,886	$4,822	$1,625	$23,244	$749	$—	$51,777
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	22	3	16	61	—	—	102
Total	$3,653	$11,798	$5,908	$4,825	$1,641	$23,305	$749	$—	$51,879

Total loans	$307,835	$1,147,047	$684,544	$472,105	$281,364	$1,060,568	$727,684	$2,168	$4,683,315

December 31, 2021	Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$282,369	$146,131	$99,702	$69,478	$50,557	$71,247	$288,115	$—	$1,007,599
Grade 5	1,685	1,905	4,369	5,809	4,860	2,097	8,408	—	29,133
Grade 6	598	54	16	687	67	91	391	—	1,904
Grade 7	—	440	692	337	976	743	432	—	3,620
Total	$284,652	$148,530	$104,779	$76,311	$56,460	$74,178	$297,346	$—	$1,042,256
Owner-occupied CRE
Grades 1-4	$154,578	$94,300	$105,226	$92,128	$75,583	$202,816	$6,945	$—	$731,576
Grade 5	7,753	3,019	6,529	2,543	2,515	13,905	656	—	36,920
Grade 6	—	—	1,642	—	20	805	—	—	2,467
Grade 7	—	3,124	1,914	—	3,526	6,672	990	—	16,226
Total	$162,331	$100,443	$115,311	$94,671	$81,644	$224,198	$8,591	$—	$787,189
Agricultural
Grades 1-4	$128,404	$87,844	$28,416	$22,887	$36,298	$86,104	$235,743	$—	$625,696
Grade 5	14,796	4,183	2,391	915	3,912	48,373	26,778	—	101,348
Grade 6	38	38	36	—	86	1,049	85	—	1,332
Grade 7	3,284	3,971	3,490	4,201	7,215	31,672	12,519	—	66,352
Total	$146,522	$96,036	$34,333	$28,003	$47,511	$167,198	$275,125	$—	$794,728
CRE investment
Grades 1-4	$192,274	$139,127	$136,306	$56,148	$65,026	$162,991	$11,289	$—	$763,161
Grade 5	11,081	3,001	6,497	3,945	6,726	17,527	—	—	48,777
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	456	141	1,352	3,943	231	—	6,123
Total	$203,355	$142,128	$143,259	$60,234	$73,104	$184,461	$11,520	$—	$818,061
Construction & land development
Grades 1-4	$81,891	$72,415	$12,547	$19,511	$1,184	$11,274	$10,943	$—	$209,765
Grade 5	640	—	521	919	—	119	—	—	2,199
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	17	1,054	—	—	1,071
Total	$82,531	$72,415	$13,068	$20,430	$1,201	$12,447	$10,943	$—	$213,035
Residential construction
Grades 1-4	$58,352	$9,998	$155	$344	$1,072	$380	$—	$—	$70,301
Grade 5	—	—	52	—	—	—	—	—	52
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$58,352	$9,998	$207	$344	$1,072	$380	$—	$—	$70,353
Residential first mortgage
Grades 1-4	$256,082	$152,932	$168,705	$22,568	$20,147	$82,479	$1,840	$4	$704,757
Grade 5	713	529	3,094	—	—	1,508	—	—	5,844
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	560	225	73	2,524	—	—	3,382
Total	$256,795	$153,461	$172,359	$22,793	$20,220	$86,511	$1,840	$4	$713,983
Residential junior mortgage
Grades 1-4	$3,194	$3,139	$3,021	$1,501	$512	$1,969	$115,817	$1,426	$130,579
Grade 5	—	—	29	—	—	—	439	—	468
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	172	—	23	44	138	—	377
Total	$3,194	$3,139	$3,222	$1,501	$535	$2,013	$116,394	$1,426	$131,424
Retail & other
Grades 1-4	$13,676	$6,886	$5,826	$2,053	$1,882	$20,102	$275	$—	$50,700
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	24	2	19	—	62	—	—	107
Total	$13,676	$6,910	$5,828	$2,072	$1,882	$20,164	$275	$—	$50,807

Total loans	$1,211,408	$733,060	$592,366	$306,359	$283,629	$771,550	$722,034	$1,430	$4,621,836

The following tables present total loans by risk categories.

	March 31, 2022
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$1,007,873	$44,831	$7,196	$3,400	$1,063,300
Owner-occupied CRE	742,431	30,617	5,155	16,743	794,946
Agricultural	665,076	102,161	1,311	57,816	826,364
CRE investment	746,306	55,613	697	4,986	807,602
Construction & land development	207,558	3,026	1	1,055	211,640
Residential construction	72,609	—	51	—	72,660
Residential first mortgage	711,517	4,501	1,042	4,047	721,107
Residential junior mortgage	133,545	—	—	272	133,817
Retail & other	51,777	—	—	102	51,879
Total loans	$4,338,692	$240,749	$15,453	$88,421	$4,683,315
Percent of total	92.7%	5.1%	0.3%	1.9%	100.0%

	December 31, 2021
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$1,007,599	$29,133	$1,904	$3,620	$1,042,256
Owner-occupied CRE	731,576	36,920	2,467	16,226	787,189
Agricultural	625,696	101,348	1,332	66,352	794,728
CRE investment	763,161	48,777	—	6,123	818,061
Construction & land development	209,765	2,199	—	1,071	213,035
Residential construction	70,301	52	—	—	70,353
Residential first mortgage	704,757	5,844	—	3,382	713,983
Residential junior mortgage	130,579	468	—	377	131,424
Retail & other	50,700	—	—	107	50,807
Total loans	$4,294,134	$224,741	$5,703	$97,258	$4,621,836
Percent of total	92.9%	4.9%	0.1%	2.1%	100.0%

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

	March 31, 2022			December 31, 2021
(in thousands)	Performing	Nonaccrual	Total	Performing	Nonaccrual	Total
Commercial & industrial	$—	$164	$164	$—	$197	$197
Owner-occupied CRE	1,714	2,792	4,506	3,466	2,888	6,354
Agricultural	—	16,442	16,442	—	16,835	16,835
CRE investment	—	—	—	918	—	918
Construction & land development	—	308	308	—	308	308
Residential first mortgage	—	14	14	913	15	928
Residential junior mortgage	—	—	—	146	—	146
Total	$1,714	$19,720	$21,434	$5,443	$20,243	$25,686
The following table presents the number of loans modified in a TDR, pre-modification loan balance, and post-modification loan balance by loan composition.

	March 31, 2022			December 31, 2021
($ in thousands)	Number of Loans	Pre-Modification Balance	Current Balance	Number of Loans	Pre-Modification Balance	Current Balance
Commercial & industrial	2	$200	$164	2	$200	$197
Owner-occupied CRE	5	5,138	4,506	6	6,913	6,354
Agricultural	31	17,228	16,442	31	17,228	16,835
CRE investment	—	—	—	1	919	918
Construction & land development	1	533	308	1	533	308
Residential first mortgage	1	17	14	2	931	928
Residential junior mortgage	—	—	—	1	166	146
Total	40	$23,116	$21,434	44	$26,890	$25,686
TDR concessions may include payment schedule modifications, interest rate concessions, maturity date extensions, bankruptcies, or some combination of these concessions. There were no loans which were classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during 2021 or through March 31, 2022. As of March 31, 2022, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.

Note 7 – Goodwill and Other Intangibles and Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life which would impact expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. Management continues to monitor economic factors for potential impairment indications on the valuation of our franchise, stability of deposits, and of the wealth client base, underlying our goodwill, core deposit intangible, and customer list intangibles, and determined no impairments were indicated. A summary of goodwill and other intangibles was as follows.

(in thousands)	March 31, 2022	December 31, 2021
Goodwill	$317,189	$317,189
Core deposit intangibles	18,148	19,445
Customer list intangibles	2,731	2,858
Other intangibles	20,879	22,303
Goodwill and other intangibles, net	$338,068	$339,492

Goodwill: A summary of goodwill was as follows. During 2021, goodwill increased due to the acquisitions of Mackinac and County. See Note 2 for additional information on the Company’s acquisitions.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2022	December 31, 2021
Goodwill:
Goodwill at beginning of year	$317,189	$163,151
Acquisitions	—	154,038
Goodwill at end of period	$317,189	$317,189
 Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. A summary of other intangible assets was as follows. During 2021, core deposit intangibles increased due to the acquisitions of Mackinac and County. See Note 2 for additional information on the Company’s acquisitions.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2022	December 31, 2021
Core deposit intangibles:
Gross carrying amount	$41,360	$41,360
Accumulated amortization	(23,212)	(21,915)
Net book value	$18,148	$19,445
Additions during the period	$—	$13,595
Amortization during the period	$1,297	$2,987
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(2,792)	(2,665)
Net book value	$2,731	$2,858
Amortization during the period	$127	$507
Mortgage servicing rights (“MSR”): Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date, with the amortization recorded in mortgage income, net, in the consolidated statements of income. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other assets in the consolidated balance sheets. A summary of the changes in the mortgage servicing rights asset was as follows.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2022	December 31, 2021
Mortgage servicing rights asset:
MSR asset at beginning of year	$13,636	$10,230
Capitalized MSR	886	4,329
MSR asset acquired	—	1,322
Amortization during the period	(696)	(2,245)
MSR asset at end of period	$13,826	$13,636
Valuation allowance at beginning of year	$(1,200)	$(1,000)
Additions	—	(500)
Reversals	600	300
Valuation allowance at end of period	$(600)	$(1,200)
MSR asset, net	$13,226	$12,436
Fair value of MSR asset at end of period	$16,621	$15,599
Residential mortgage loans serviced for others	$1,593,010	$1,583,577
Net book value of MSR asset to loans serviced for others	0.83%	0.79%
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
Loan servicing rights (“LSR”): The Company acquired an LSR asset in connection with its acquisition of County on December 3, 2021 (see Note 2 for additional information on the County acquisition). The LSR asset was $18 million at March 31, 2022, and related to approximately $743 million of unpaid principal balances of loans serviced for others. The LSR asset will be amortized on an accelerated basis over the estimated remaining loan service period as the Company does not expect to add new loans to this servicing portfolio. See Note 9 for additional information on the fair value of the LSR asset.
The following table shows the estimated future amortization expense for amortizing intangible assets and the servicing assets. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of March 31, 2022. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset	LSR asset
Year ending December 31,
2022 (remaining nine months)	$3,520	$380	$1,777	$6,512
2023	3,910	483	2,605	6,345
2024	3,135	449	2,499	3,673
2025	2,385	449	1,719	1,020
2026	1,659	249	1,277	—
2027	1,346	166	1,277	—
Thereafter	2,193	555	2,672	—
Total	$18,148	$2,731	$13,826	$17,550

Note 8 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. At both March 31, 2022 and December 31, 2021, the Company did not have any outstanding short-term borrowings.
Long-Term Borrowings:
Long-term borrowings include any borrowing with an original maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	March 31, 2022	December 31, 2021
FHLB advances	$15,000	$25,000
Junior subordinated debentures	39,101	38,885
Subordinated notes	152,845	153,030
Total long-term borrowings	$206,946	$216,915
FHLB Advances: The Federal Home Loan Bank (“FHLB”) advances bear fixed rates, require interest-only monthly payments, and have maturity dates through March 2025. The weighted average rate of the FHLB advances was 0.52% at March 31, 2022 and 0.59% at December 31, 2021.
Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debenture. All the junior subordinated debentures are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. At both March 31, 2022 and December 31, 2021, approximately $37 million of trust preferred securities qualify as Tier 1 capital.

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
In December 2021, Nicolet assumed two subordinated note issuances at a premium as the result of the County acquisition. One issuance was $30 million in fixed-to-floating rate subordinated notes due in 2028, with a fixed annual interest rate of 5.875%

for the first five years, and will reset quarterly thereafter to the then current three-month LIBOR plus 2.88% The second issuance was $22 million in fixed-to-floating rate subordinated notes due in 2030, with a fixed annual interest rate of 7.00% for the first five years, and will reset quarterly thereafter to the then current SOFR plus 687.5 basis points. The Notes due in 2028 are redeemable beginning June 1, 2023, and quarterly thereafter on any interest payment date, while the Notes due in 2030 are redeemable beginning June 30, 2025, and quarterly thereafter on any interest payment date. All Notes qualify as Tier 2 capital for regulatory purposes.
The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of March 31, 2022				As of December 31, 2021
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs (1)	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (2)	12/15/2035	2.26%	$10,310	$(2,724)	$7,586	1.63%	$7,537
Baylake Capital Trust II (3)	9/30/2036	2.35%	16,598	(3,351)	13,247	1.57%	13,187
First Menasha Statutory Trust (4)	3/17/2034	3.71%	5,155	(520)	4,635	3.01%	4,624
County Bancorp Statutory Trust II (5)	9/15/2035	2.36%	6,186	(1,081)	5,105	1.73%	5,061
County Bancorp Statutory Trust III (6)	6/15/2036	2.52%	6,186	(1,023)	5,163	1.89%	5,121
Fox River Valley Capital Trust (7)	5/30/2033	6.40%	3,610	(245)	3,365	6.40%	3,355
Total			$48,045	$(8,944)	$39,101		$38,885
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$100,000	$(890)	$99,110	3.13%	$99,057
County Subordinated Notes due 2028	6/1/2028	5.88%	30,000	341	30,341	5.88%	30,402
County Subordinated Notes due 2030	6/30/2030	7.00%	22,400	994	23,394	7.00%	23,571
Total			$152,400	$445	$152,845		$153,030
(1) Represents the remaining unamortized premium or discount on debt issuances assumed in acquisitions, and represents the unamortized debt issue costs for the debt issued directly by Nicolet.
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
(5) The debentures, assumed in December 2021 as the result of an acquisition, have a floating rate of three-month LIBOR plus 1.53%, adjusted quarterly.
(6) The debentures, assumed in December 2021 as the result of an acquisition, have a floating rate of three-month LIBOR plus 1.69%, adjusted quarterly.
(7) The debentures, assumed in December 2021 as the result of an acquisition, have a floating rate of 5-year LIBOR plus 3.40%, which resets every five years.

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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
March 31, 2022
U.S. government agency securities	$186,323	$—	$186,323	$—
State, county and municipals	288,708	—	286,354	2,354
Mortgage-backed securities	243,604	—	242,609	995
Corporate debt securities	133,696	—	129,055	4,641
Securities AFS	$852,331	$—	$844,341	$7,990
Other investments (equity securities)	$6,081	$6,081	$—	$—
Derivative assets	387	—	387	—
Derivative liabilities	387	—	387	—
December 31, 2021
U.S. government agency securities	$191,277	$—	$191,277	$—
State, county and municipals	312,737	—	310,316	2,421
Mortgage-backed securities	271,262	—	270,260	1,002
Corporate debt securities	146,385	—	141,743	4,642
Securities AFS	$921,661	$—	$913,596	$8,065
Other investments (equity securities)	$5,660	$5,660	$—	$—
Derivative assets	1,064	—	1,064	—
Derivative liabilities	1,064	—	1,064	—
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds and mortgage-backed securities. At March 31, 2022 and December 31, 2021, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities. The fair value of the derivative assets and liabilities is determined using a discounted cash flow analysis of the expected cash flows of each derivative, which considers the contractual terms of the underlying derivative financial instrument and observable market-based inputs, such as interest rate curves.
The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

	Three Months Ended	Year Ended
Level 3 Fair Value Measurements:	March 31, 2022	December 31, 2021
Balance at beginning of year	$8,065	$3,130
Acquired balance	—	4,935
Unrealized gain / (loss)	(75)	—
Balance at end of period	$7,990	$8,065

Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
March 31, 2022
Collateral dependent loans	$34,737	$—	$—	$34,737
Other real estate owned (“OREO”)	9,816	—	—	9,816
MSR asset	13,226	—	—	13,226
LSR asset	17,550	—	—	17,550
December 31, 2021
Collateral dependent loans	$36,230	$—	$—	$36,230
OREO	11,955	—	—	11,955
MSR asset	12,436	—	—	12,436
LSR asset	20,055	—	—	20,055
The following is a description of the valuation methodologies used by the Company for the items noted in the table above. For collateral dependent loans, the estimated fair value is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral, or the estimated liquidity of the note. For OREO, the fair value is based upon the estimated fair value of the underlying collateral adjusted for the expected costs to sell. To estimate the fair value of the MSR asset, the underlying serviced loan pools are stratified by interest rate tranche and term of the loan, and a valuation model is used to calculate the present value of the expected future cash flows for each stratum. The fair value of the LSR asset is determined by stratifying the rights into tranches based on the predominant characteristics, such as interest rate, loan type, and investor type, and a valuation model is used to calculate the present value of the expected future cash flows for each tranche. The servicing valuation models incorporate assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

March 31, 2022
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$395,923	$395,923	$395,923	$—	$—
Certificates of deposit in other banks	19,692	19,801	—	19,801	—
Securities AFS	852,331	852,331	—	844,341	7,990
Securities HTM	684,991	652,056	—	652,056	—
Other investments, including equity securities	54,257	54,257	6,081	39,383	8,793
Loans held for sale	9,764	9,886	—	9,886	—
Loans, net	4,633,409	4,548,241	—	—	4,548,241
MSR asset	13,226	16,621	—	—	16,621
LSR asset	17,550	17,550	—	—	17,550
Accrued interest receivable	15,908	15,908	15,908	—	—
Financial liabilities:
Deposits	$6,231,120	$6,214,808	$—	$—	$6,214,808
Long-term borrowings	206,946	205,995	—	15,001	190,994
Accrued interest payable	2,852	2,852	2,852	—	—

December 31, 2021
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$595,292	$595,292	$595,292	$—	$—
Certificates of deposit in other banks	21,920	22,236	—	22,236	—
Securities AFS	921,661	921,661	—	913,596	8,065
Securities HTM	651,803	648,394	—	648,394	—
Other investments, including equity securities	44,008	44,008	5,660	32,110	6,238
Loans held for sale	6,447	6,616	—	6,616	—
Loans, net	4,572,164	4,606,851	—	—	4,606,851
MSR asset	12,436	15,599	—	—	15,599
LSR asset	20,055	20,055	—	—	20,055
Accrued interest receivable	15,277	15,277	15,277	—	—
Financial liabilities:
Deposits	$6,465,916	$6,463,064	$—	$—	$6,463,064
Long-term borrowings	216,915	216,092	—	25,097	190,995
Accrued interest payable	3,078	3,078	3,078	—	—
The valuation methodologies for the financial instruments disclosed in the above table are described in Note 18, Fair Value Measurements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) is a bank holding company headquartered in Green Bay, Wisconsin. Nicolet provides a diversified range of traditional banking and wealth management services to individuals and businesses in its market area and through the branch offices of its banking subsidiary, Nicolet National Bank (the “Bank”), in Northeast and Central Wisconsin, Northern Michigan and the upper peninsula of Michigan. In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, all references to “we,” “us” and “our” refer to the Company.
Forward-Looking Statements
Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements are neither statements of historical fact nor assurance of future performance and generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about our future performance, operations, products and services, and should be viewed with caution. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those implied or anticipated by the statements. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors, many of which are beyond Nicolet’s control, that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Item 1A, “Risk Factors” of Nicolet’s 2021 Annual Report on Form 10-K include, but are not necessarily limited to the following:
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
•the impact of purchase accounting with respect to our merger activities, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
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
•each of the factors and risks under Item 1A, “Risk Factors” of Nicolet’s 2021 Annual Report on Form 10-K and in subsequent filings we make with the SEC; and
•risks related to our proposed merger with Charter Bankshares, Inc. (“Charter”), including:
◦possible negative impact on our stock price and future business and financial results;

◦uncertainties while the merger is pending which could have a negative effect;
◦the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the Charter Merger Agreement;
◦unexpected costs associated with the merger;
◦diversion of management’s attention from ongoing business operations and opportunities;
◦possible inability to achieve expected synergies and operating efficiencies in the merger within the expected timeframes or at all;
◦failure to receive or satisfy required regulatory, shareholder or other approvals, consents, waivers and/or non-objections or other conditions to the closing, or receipt of required regulatory approvals with adverse conditions;
◦the impact of, or problems arising from the integration of the two companies;
◦the outcome of litigation or of matters before regulatory agencies, whether currently existing or commencing in the future, including litigation related to the merger;
◦potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the merger; and
◦current or future adverse legislation or regulation.
•the risk that Nicolet’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements.

Overview
The following discussion is management’s analysis of the consolidated financial condition as of March 31, 2022 and December 31, 2021 and results of operations for the three-month periods ended March 31, 2022 and 2021. It should be read in conjunction with Nicolet’s audited consolidated financial statements included in Nicolet’s 2021 Annual Report on Form 10-K.

Our financial performance and certain balance sheet line items were impacted by the timing and size of our 2021 acquisitions of Mackinac Financial Corporation (“Mackinac”) on September 3, 2021 and County Bancorp, Inc. (“County”) on December 3, 2021. Certain income statement results, average balances and related ratios for 2021 include partial contributions from Mackinac and County, each from the respective acquisition date. Additional information on our 2021 acquisition activity is included in Note 2, “Acquisitions” in the Notes to Unaudited Consolidated Financial Statements, under Part I, Item 1.

Proposed Merger with Charter
On March 29, 2022, Nicolet entered into an Agreement and Plan of Merger with Charter (the “Charter Merger Agreement”), a bank holding company headquartered in Eau Claire, Wisconsin, with total assets of $1.1 billion at December 31, 2021. The merger is expected to close in the third quarter of 2022, subject to customary closing conditions, including approval by regulators. Under the terms of the Charter Merger Agreement, each outstanding share of Charter common stock will be converted into the right to receive 15.458 shares of Nicolet common stock and $475 in cash. As a result, we expect to issue approximately 1.26 million shares of Nicolet common stock and $38.8 million in cash for the acquisition of Charter.

Table 1: Earnings Summary and Selected Financial Data

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2022	12/31/2021	9/30/2021	6/30/2021	3/31/2021
Results of operations:
Net interest income	$53,795	$53,559	$35,184	$35,571	$33,641
Provision for credit losses	300	8,400	6,000	—	500
Noninterest income	15,943	16,064	13,996	20,178	17,126
Noninterest expense	37,550	39,408	33,061	30,747	26,081
Income before income tax expense	31,888	21,815	10,119	25,002	24,186
Income tax expense	7,724	5,510	2,295	6,718	5,947
Net income	$24,164	$16,305	$7,824	$18,284	$18,239
Earnings per common share:
Basic	$1.77	$1.29	$0.75	$1.85	$1.82
Diluted	$1.70	$1.25	$0.73	$1.77	$1.75
Common Shares:
Basic weighted average	13,649	12,626	10,392	9,902	9,998
Diluted weighted average	14,215	13,049	10,776	10,326	10,403
Outstanding (period end)	13,457	13,994	11,952	9,843	9,988
Period-End Balances:
Loans	$4,683,315	$4,621,836	$3,533,198	$2,820,331	$2,846,351
Allowance for credit losses - loans	49,906	49,672	38,399	32,561	32,626
Total assets	7,320,212	7,695,037	6,407,820	4,587,347	4,543,804
Deposits	6,231,120	6,465,916	5,428,774	3,939,022	3,900,594
Stockholders’ equity (common)	836,310	891,891	729,278	559,395	550,046
Book value per common share	62.15	63.73	61.01	56.83	55.07
Tangible book value per common share (2)	37.03	39.47	38.43	39.18	37.60
Financial Ratios: (1)
Return on average assets	1.30%	0.96%	0.59%	1.62%	1.64%
Return on average common equity	11.38	8.24	5.10	13.31	13.58
Return on average tangible common equity (2)	18.75	13.19	7.62	19.46	20.01
Stockholders’ equity to assets	11.42	11.59	11.38	12.19	12.11
Tangible common equity to tangible assets (2)	7.14	7.51	7.48	8.74	8.60
Reconciliation of Non-GAAP Financial Measures:
Adjusted net income reconciliation: (3)
Net income (GAAP)	$24,164	$16,305	$7,824	$18,284	$18,239
Adjustments:
Provision expense related to merger	—	8,400	6,000	—	—
Assets (gains) losses, net	(1,313)	(465)	1,187	(4,192)	(711)
Merger-related expense	98	2,202	2,793	656	—
Branch closure expense	—	—	944	—	—
Adjustments subtotal	(1,215)	10,137	10,924	(3,536)	(711)
Tax on Adjustments (25% effective tax rate)	(304)	2,534	2,731	(884)	(178)
Adjustments, net of tax	(911)	7,603	8,193	(2,652)	(533)
Adjusted net income (Non-GAAP)	$23,253	$23,908	$16,017	$15,632	$17,706
Adjusted diluted earnings per common share (Non-GAAP)	$1.64	$1.83	$1.49	$1.51	$1.70
Tangible assets: (2)
Total assets	$7,320,212	$7,695,037	$6,407,820	$4,587,347	$4,543,804
Goodwill and other intangibles, net	338,068	339,492	269,954	173,711	174,501
Tangible assets	$6,982,144	$7,355,545	$6,137,866	$4,413,636	$4,369,303
Tangible common equity: (2)
Stockholders’ equity (common)	$836,310	$891,891	$729,278	$559,395	$550,046
Goodwill and other intangibles, net	338,068	339,492	269,954	173,711	174,501
Tangible common equity	$498,242	$552,399	$459,324	$385,684	$375,545
Tangible average common equity: (2)
Average stockholders’ equity (common)	$861,319	$784,666	$608,946	$550,974	$544,541
Average goodwill and other intangibles, net	338,694	294,051	201,748	174,026	174,825
Average tangible common equity	$522,625	$490,615	$407,198	$376,948	$369,716
(1) Income statement-related ratios for partial-year periods are annualized.
(2) The ratios of tangible book value per common share, return on average tangible common equity, and tangible common equity to tangible assets are non-GAAP financial measures that exclude goodwill and other intangibles, net. These financial ratios have been included as management considers them to be useful metrics with which to analyze and evaluate our financial condition and capital strength. See section “Non-GAAP Financial Measures” below.
(3) The adjusted net income measure is a non-GAAP financial measure that provides information that management believes is useful to investors in understanding our operating performance and trends and also aids investors in the comparison of our financial performance to the financial performance of peer banks. See section “Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures
We identify “tangible book value per common share,” “return on average tangible common equity,” “tangible common equity to tangible assets” “adjusted net income,” and “adjusted diluted earnings per common share” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we identify certain financial measures as non-GAAP financial measures if such financial measures exclude or include amounts in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures, ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.
Management believes that the presentation of these non-GAAP financial measures (a) are important metrics used to analyze and evaluate our financial condition and capital strength and provide important supplemental information that contributes to a proper understanding of our operating performance and trends, (b) enables a more complete understanding of factors and trends affecting our business, and (c) allows investors to compare our financial performance to the financial performance of our peers and to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance. However, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. These disclosures should not be considered an alternative to our GAAP results. A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented in the table above.
Performance Summary
Net income was $24 million for the three months ended March 31, 2022, compared to $16 million for the three months ended December 31, 2021 and $18 million for the three months ended March 31, 2021. Earnings per diluted common share was $1.70 for first quarter 2022, compared to $1.25 for fourth quarter 2021 and $1.75 for first quarter 2021. Annualized return on average assets was 1.30%, 0.96% and 1.64%, for first quarter 2022, fourth quarter 2021 and first quarter 2021 respectively. Our performance in first quarter 2022 reflects our focus on relationships rather than transactions and all revenue lines working together to serve our customers.
•At March 31, 2022, assets were $7.3 billion, a decrease of $375 million (5%) from December 31, 2021, including $200 million of assets related to the sale of the Birmingham branch in January 2022, as well as lower cash and cash equivalents from the decline in deposits. Compared to March 31, 2021, assets increased $2.8 billion (61%) largely due to the acquisitions of Mackinac and County.
•At March 31, 2022, loans were $4.7 billion, an increase of $61 million from December 31, 2021, due to growth in the loan portfolio (up $77 million or 6.8% annualized, primarily in agricultural and commercial and industrial loans), partly offset by continued reductions in PPP loans from loan forgiveness (down $16 million). Compared to March 31, 2021, loans increased $1.8 billion (65%), largely due to the Mackinac and County acquisitions. Quarter average loans grew $736 million (19%) over fourth quarter 2021 and grew $1.9 billion (66%) over first quarter 2021. For additional information regarding loans, see “BALANCE SHEET ANALYSIS — Loans.”
•Total deposits were $6.2 billion at March 31, 2022, down $235 million from December 31, 2021, due to the repricing of acquired deposits to current market rates. Compared to March 31, 2021, deposits increased $2.3 billion (60%), largely due to the Mackinac and County acquisitions. Quarter average deposits grew $638 million (11%) over fourth quarter 2021 and grew $2.5 billion (65%) over first quarter 2021. For additional information regarding deposits, see “BALANCE SHEET ANALYSIS – Deposits.”
•The net interest margin was 3.23% for first quarter 2022, 8 bps lower than the comparable 2021 period, with the earning asset yield down 15 bps, the cost of funds favorably lower 12 bps, and the net free funds unfavorably lower 5 bps. Net interest income increased $20.2 million (60%) over first quarter 2021, largely due to the acquisitions of Mackinac and County during the second half of 2021. For additional information regarding net interest income, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”
•Noninterest income was $15.9 million for first quarter 2022, a decrease of $1.2 million (7%) compared to $17.1 million for first quarter 2021. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”
•Noninterest expense was $37.6 million for first quarter 2022, an increase of $11.5 million (44%) over first quarter 2021. Personnel costs increased $6.1 million (40%), while non-personnel expenses combined increased $5.4 million (49%) compared to first quarter 2021. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Three Months Ended March 31,
	2022			2021
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Commercial PPP Loans	$13,503	$1,377	40.79%	$206,498	$3,951	7.65%
All other commercial loans	3,907,241	41,820	4.28%	2,125,844	24,441	4.60%
Total commercial loans	3,920,744	43,197	4.41%	2,332,342	28,392	4.87%
Retail-based loans	768,040	8,137	4.24%	493,322	5,493	4.46%
Total loans, including loan fees (1)(2)	4,688,784	51,334	4.38%	2,825,664	33,885	4.80%
Investment securities:
Taxable	1,386,593	5,127	1.48%	382,455	1,814	1.90%
Tax-exempt (2)	189,031	1,031	2.18%	145,887	774	2.12%
Total investment securities	1,575,624	6,158	1.57%	528,342	2,588	1.96%
Other interest-earning assets	446,783	817	0.73%	735,597	655	0.36%
Total non-loan earning assets	2,022,407	6,975	1.38%	1,263,939	3,243	1.03%
Total interest-earning assets	6,711,191	$58,309	3.48%	4,089,603	$37,128	3.63%
Other assets, net	808,445			425,324
Total assets	$7,519,636			$4,514,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$821,452	$105	0.05%	$535,914	$80	0.06%
Interest-bearing demand	1,052,076	701	0.27%	673,398	759	0.46%
Money market accounts ("MMA")	1,540,506	323	0.09%	857,258	124	0.06%
Core time deposits	595,864	508	0.35%	329,378	878	1.08%
Total interest-bearing core deposits	4,009,898	1,637	0.17%	2,395,948	1,841	0.31%
Brokered deposits	459,460	555	0.49%	316,589	1,081	1.38%
Total interest-bearing deposits	4,469,358	2,192	0.20%	2,712,537	2,922	0.44%
Other interest-bearing liabilities	214,557	1,931	3.60%	51,695	313	2.42%
Total interest-bearing liabilities	4,683,915	4,123	0.35%	2,764,232	3,235	0.47%
Noninterest-bearing demand	1,923,186			1,162,668
Other liabilities	51,216			43,486
Stockholders’ equity	861,319			544,541
Total liabilities and stockholders’ equity	$7,519,636			$4,514,927
Net interest income and rate spread		$54,186	3.13%		$33,893	3.16%
Tax-equivalent adjustment & net free funds		391	0.10%		252	0.15%
Net interest income and net interest margin		$53,795	3.23%		$33,641	3.31%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended March 31, 2022 Compared to March 31, 2021:
	Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)
Interest-earning assets
Commercial PPP Loans	$(6,531)	$3,957	$(2,574)
All other commercial loans	24,256	(6,877)	17,379
Total commercial loans	17,725	(2,920)	14,805
Retail-based loans	2,911	(267)	2,644
Total loans, including loan fees (2) (3)	20,636	(3,187)	17,449
Investment securities:
Taxable	3,198	115	3,313
Tax-exempt (3)	235	22	257
Total investment securities	3,433	137	3,570
Other interest-earning assets	66	96	162
Total non-loan earning assets	3,499	233	3,732
Total interest-earning assets	$24,135	$(2,954)	$21,181
Interest-bearing liabilities
Savings	$38	$(13)	$25
Interest-bearing demand	326	(384)	(58)
MMA	127	72	199
Core time deposits	448	(818)	(370)
Total interest-bearing core deposits	939	(1,143)	(204)
Brokered deposits	358	(884)	(526)
Total interest-bearing deposits	1,297	(2,027)	(730)
Other interest-bearing liabilities	1,571	47	1,618
Total interest-bearing liabilities	2,868	(1,980)	888
Net interest income	$21,267	$(974)	$20,293
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

The Federal Reserve increased short-term interest rates 25 bps in mid-March 2022. Prior to this, short-term interest rates remained steady since March 2020. With this recent interest rate increase, the short end (up to two years) of the yield curve has begun to steepen. Margins remain depressed from the pressures of a low interest rate environment, though interest income dollars continue to rise on favorable asset volumes and proactive expense reduction measures.
Tax-equivalent net interest income was $54.2 million for the first three months of 2022, comprised of net interest income of $53.8 million ($20.2 million or 60% higher than the first three months of 2021), and a $0.4 million tax-equivalent adjustment. The $20.3 million increase in tax-equivalent net interest income was attributable to net favorable volumes (which added $21.3 million, mostly from higher interest-earning asset volumes added with the Mackinac and County acquisitions, as well as organic loan growth and strategic investment purchases) and net unfavorable rates (which decreased net interest income $1.0 million from the continued pressure of a low interest rate environment).
Average interest-earning assets increased to $6.7 billion, up $2.6 billion (64%) over the 2021 comparable period, primarily due to the acquisitions of Mackinac and County (in September 2021 and December 2021, respectively). Between the comparable first quarter periods, average loans increased $1.9 billion (66%), mostly due to the Mackinac and County acquisitions, which added loans of $0.9 billion and $1.0 billion, respectively, at acquisition. In addition, organic loan growth was strong, and replaced the reduction in PPP loans from continued loan forgiveness. Average investment securities increased $1.0 billion between the comparable first quarter periods, partly due to the acquisitions of Mackinac and County, and partly due to the strategic re-investment of approximately $0.5 billion excess cash liquidity into U.S. Treasury securities of varying yields and durations during fourth quarter 2021. Other interest-earning assets declined $0.3 billion with the additional assets added with the 2021 acquisitions, more than offset by the re-investment of excess cash liquidity noted above. As a result, the mix of average interest-earning assets shifted to 70% loans, 23% investments and 7% other interest-earning assets (mostly cash) for first quarter 2022, compared to 69%, 13% and 18%, respectively, for first quarter 2021.

Average interest-bearing liabilities were $4.7 billion for first quarter 2022, an increase of $1.9 billion (69%) over first quarter 2021, primarily due to the acquisitions of Mackinac and County. Average interest-bearing core deposits increased $1.6 billion and average brokered deposits increased $143 million between the comparable first quarter periods largely due to the Mackinac and County acquisitions. Other interest-bearing liabilities grew $163 million between the comparable first quarter periods, partly due to the private placement of $100 million in fixed-to-floating rate subordinated notes in July 2021, and partly due to wholesale funding acquired with the Mackinac and County acquisitions. The mix of average interest-bearing liabilities was 86% core deposits, 10% brokered deposits and 4% other funding for the first quarter 2022, compared to 87%, 11% and 2%, respectively, for the first quarter 2021.
Between the comparable first quarter periods, the interest rate spread decreased 3 bps. The first quarter 2022 interest-earning asset yield declined 15 bps to 3.48%, reflecting the decline in the average yield of loans and investment securities, as well as the changing mix of interest-earning assets (mostly the reduction in cash due to the re-investment of excess cash liquidity noted above). The loan yield declined 42 bps to 4.38% between the comparable first quarter periods, largely due to the impact of the low interest rate environment and competitive pricing pressures on new, renewed, and variable rate loans, while the yield on investment securities declined 39 bps to 1.57%, also attributable to the low interest rate environment, as well as the strategic re-investment of cash into lower yielding U.S. Treasury securities. The 2022 cost of funds declined 12 bps to 0.35%, largely from lower rates on core interest-bearing deposits and brokered deposits. The contribution from net free funds decreased 5 bps, due mostly to the reduced value in the low interest rate environment, though offset partly by the 53% increase in average net free funds (largely from higher average noninterest-bearing demand deposits and stockholders’ equity) between the first quarter periods. As a result, the tax-equivalent net interest margin was 3.23% for first quarter 2022, down 8 bps compared to 3.31% for first quarter 2021.
Tax-equivalent interest income was $58.3 million for first quarter 2022, up $21.2 million from first quarter 2021, comprised of $24.1 million higher volumes, partly offset by lower average rates. Interest income on loans increased $17.4 million over first quarter 2021, mostly due to higher average balances from the Mackinac and County acquisitions, as well as organic loan growth. Between the comparable first quarter periods, interest income on investment securities grew $3.6 million, also attributable to the Mackinac and County acquisitions, as well as the re-investment of excess cash liquidity (noted above). Interest expense increased to $4.1 million for first quarter 2022, up $0.9 million compared to first quarter 2021, comprised of $2.9 million higher volumes, partly offset by $2.0 million from lower overall cost of funds. Interest expense on deposits decreased $0.7 million (25%) from first quarter 2021 given higher average interest-bearing deposit balances at a lower cost as product rate changes were made during 2021 in the low rate environment, and brokered deposits cost less largely from maturities of higher-costing term brokered funds procured under competitive conditions in mid-2020 during the pandemic. Interest expense on other interest-bearing liabilities increased between the comparable first quarter periods, mostly due to higher average balances from the July 2021 subordinated notes issuance, as well as wholesale funding acquired with the 2021 acquisitions.
Provision for Credit Losses
The provision for credit losses was $0.3 million for the three months ended March 31, 2022, compared to $0.5 million for the three months ended March 31, 2021, with the full provision amount related to the ACL-Loans for both periods.
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

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Trust services fee income	$2,011	$1,775	$236	13%
Brokerage fee income	3,688	2,793	895	32
Mortgage income, net	3,253	7,230	(3,977)	(55)
Service charges on deposit accounts	1,477	1,091	386	35
Card interchange income	2,581	1,927	654	34
BOLI income	933	527	406	77
LSR income, net	(382)	—	(382)	N/M
Other income	1,069	1,072	(3)	—
Subtotal	14,630	16,415	(1,785)	(11)
Asset gains (losses), net	1,313	711	602	N/M
Total noninterest income	$15,943	$17,126	$(1,183)	(7)%
Trust services fee income & Brokerage fee income combined	$5,699	$4,568	$1,131	25%
N/M means not meaningful.

Noninterest income was $15.9 million for first quarter 2022, a decrease of $1.2 million (7%) compared to $17.1 million for first quarter 2021. The subtotal of noninterest income before net asset gains (losses) declined $1.8 million (11%) between the comparable three-month periods, with lower net mortgage income partly offset by growth in most other noninterest income categories.
Trust services fee income and brokerage fee income combined were $5.7 million, up $1.1 million (25%) over first quarter 2021, consistent with the growth in accounts and assets under management, though tempered slightly by market declines at the end of the quarter.
Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSR”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $3.3 million, decreased $4.0 million (55%) between the comparable three-month periods, predominantly on slowing mortgage activity from the rising rate environment. Gains on sales and capitalized gains combined decreased $4.9 million, while net servicing fees increased $0.1 million (with higher income on the larger portfolio serviced for others, partially offset by an increase in MSR amortization), and MSR impairment was down $1.1 million on slower paydown activity. See also “Lending-Related Commitments” and Note 7, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.
Service charges on deposit accounts were up $0.4 million to $1.5 million for the three months ended March 31, 2022, due to the larger deposit base from the 2021 acquisitions.
Card interchange income grew $0.7 million (34%) between the comparable three-month periods due to higher volume and activity.
BOLI income was up $0.4 million between the comparable three-month periods, attributable to higher average balances from BOLI acquired with the 2021 acquisitions.
Loan servicing rights (“LSR”) income includes agricultural loan servicing fees net of the related LSR amortization. Nicolet is not adding new loans to this servicing portfolio; thus, the LSR amortization is currently outpacing the loan servicing fees. See also Note 7, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional information on the LSR asset.
Other income of $1.1 million for the three months ended March 31, 2022 was minimally changed from the comparable 2021 period, including new revenue from crop insurance sales (related to the County acquisition) offset by the unfavorable change in fair value of nonqualified deferred compensation plan assets from the recent market declines. See also “Noninterest Expense” for discussion on the offsetting fair value change to the nonqualified deferred compensation plan liabilities.
Net asset gains of $1.3 million for first quarter 2022 were primarily attributable to gains on sales of other real estate owned (mostly closed bank branch locations) and market gains on equity securities, while net asset gains of $0.7 million for first quarter 2021 were primarily attributable to favorable fair value marks on equity securities.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended March 31,
($ in thousands)	2022	2021	Change	% Change
Personnel	$21,191	$15,116	$6,075	40%
Occupancy, equipment and office	6,944	4,137	2,807	68
Business development and marketing	1,831	989	842	85
Data processing	3,387	2,658	729	27
Intangibles amortization	1,424	852	572	67
FDIC assessments	480	595	(115)	(19)
Merger-related expense	98	—	98	N/M
Other expense	2,195	1,734	461	27
Total noninterest expense	$37,550	$26,081	$11,469	44%
Non-personnel expenses	$16,359	$10,965	$5,394	49%
Average full-time equivalent (“FTE”) employees	833	558	275	49%
N/M means not meaningful.

Noninterest expense was $37.6 million, an increase of $11.5 million (44%) over first quarter 2021. Personnel costs increased $6.1 million (40%), while non-personnel expenses combined increased $5.4 million (49%) compared to first quarter 2021.
Personnel expense was $21.2 million for the three months ended March 31, 2022, an increase of $6.1 million from the comparable period in 2021. Salary expense increased $5.2 million (57%) over first quarter 2021, reflecting higher salaries from the larger employee base (with average full-time equivalent employees up 49%, mostly due to the 2021 acquisitions) as well as merit increases between the years. Fringe benefits increased $1.2 million (47%) over first quarter 2021, mostly due to the larger employee base. Personnel expense was also impacted by the change in the fair value of nonqualified deferred compensation plan liabilities from the recent market declines. See also “Noninterest Income” for discussion on the offsetting fair value change to the nonqualified deferred compensation plan assets.
Occupancy, equipment and office expense was $6.9 million for first quarter 2022, up $2.8 million (68%) compared to first quarter 2021, largely due to the expanded branch network with the Mackinac and County acquisitions, as well as additional expense for software and technology solutions.
Business development and marketing expense was $1.8 million, up $0.8 million (85%), between the comparable first quarter periods, largely due to the higher travel and entertainment expenses, as well as additional marketing donations, promotions, and media to support our expanded branch and community base.
Data processing expense was $3.4 million, up $0.7 million (27%) between the comparable three-month periods, mostly due to volume-based increases in core processing charges, including the larger operating base following the Mackinac and County acquisitions.
Intangibles amortization increased $0.6 million between the comparable first quarter periods due to higher amortization from the intangibles added with the 2021 acquisitions.
Other expense was $2.2 million, up $0.5 million (27%) between the comparable three-month periods, mostly due to an increase in director fees (reflective of the additional complexity of a larger company, including the addition of two new directors with the 2021 acquisitions), higher professional fees, costs to carry closed bank branches, and overall higher expenses related to our larger operating base.

Income Taxes
Income tax expense was $7.7 million (effective tax rate of 24.2%) for first quarter 2022, compared to $5.9 million (effective tax rate of 24.6%) for the comparable period of 2021.

BALANCE SHEET ANALYSIS
At March 31, 2022, period end assets were $7.3 billion, a decrease of $0.4 billion (5%) from December 31, 2021, including $200 million of assets related to the sale of the Birmingham branch in January 2022, as well as lower cash and cash equivalents from the decline in deposits. Total loans increased $61 million from December 31, 2021, due to growth in the loan portfolio (up $77 million or 6.8% annualized, primarily in agricultural and commercial and industrial loans), partly offset by continued reductions in PPP loans from loan forgiveness (down $16 million). Total deposits of $6.2 billion at March 31, 2022, decreased $0.2 billion from December 31, 2021, due to the repricing of acquired deposits to current market rates. Total stockholders’ equity was $836 million at March 31, 2022, a decrease of $56 million since December 31, 2021, mostly due to stock repurchase activity and unfavorable changes in the fair value of securities AFS, partly offset by current quarter earnings.
Compared to March 31, 2021, assets were $7.3 billion, up $2.8 billion (61%) from March 31, 2021, largely due to the acquisitions of Mackinac and County in second half 2021. Total loans increased $1.8 billion and total deposits increased $2.3 billion from March 31, 2021, also largely due to the acquisitions of Mackinac and County. Stockholders’ equity increased $286 million from March 31, 2021, primarily due to common stock issued in the Mackinac and County acquisitions and 2021 net income, partially offset by stock repurchases over the year and negative net fair value investment changes.

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
Nicolet services a diverse customer base throughout Northeast and Central Wisconsin, Northern Michigan and the Upper Peninsula of Michigan. We concentrate on originating loans in our local markets and assisting current loan customers. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas.
An active credit risk management process is used to ensure that sound and consistent credit decisions are made. The credit management process is regularly reviewed and has been modified over the past several years to further strengthen the controls. Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early problem loan identification and remedial action to minimize losses, an appropriate ACL-Loans, and sound nonaccrual and charge-off policies.
Table 6: Period End Loan Composition

	March 31, 2022		December 31, 2021		March 31, 2021
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,063,300	23%	$1,042,256	23%	$957,901	34%
Owner-occupied CRE	794,946	17	787,189	17	520,274	18
Agricultural	826,364	18	794,728	17	107,009	4
Commercial	2,684,610	58	2,624,173	57	1,585,184	56
CRE investment	807,602	17	818,061	18	490,053	17
Construction & land development	211,640	4	213,035	5	137,670	5
Commercial real estate	1,019,242	21	1,031,096	23	627,723	22
Commercial-based loans	3,703,852	79	3,655,269	80	2,212,907	78
Residential construction	72,660	2	70,353	1	39,586	1
Residential first mortgage	721,107	15	713,983	15	456,197	16
Residential junior mortgage	133,817	3	131,424	3	107,641	4
Residential real estate	927,584	20	915,760	19	603,424	21
Retail & other	51,879	1	50,807	1	30,020	1
Retail-based loans	979,463	21	966,567	20	633,444	22
Total loans	$4,683,315	100%	$4,621,836	100%	$2,846,351	100%
As noted in Table 6 above, the loan portfolio at March 31, 2022, was 79% commercial-based and 21% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

At March 31, 2022, loans were $4.7 billion, $61 million higher than December 31, 2021, due to growth in the loan portfolio (up $77 million or 6.8% annualized, primarily in agricultural and commercial and industrial loans), partly offset by continued reductions in PPP loans from loan forgiveness (down $16 million). Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and represented 23% of the total portfolio at March 31, 2022.
Residential real estate loans of $928 million grew $12 million from year-end 2021, to represent 20% of total loans at March 31, 2022. Residential first mortgage loans include conventional first-lien home mortgages, while residential junior mortgage loans consist mainly of home equity lines and term loans secured by junior mortgage liens. As part of our management of residential mortgage loans, the majority of Nicolet’s long-term, fixed-rate residential first mortgage loans are sold in the secondary market with servicing rights retained. Nicolet’s mortgage loans are typically of high quality and have historically had low net charge-off rates.
Retail and other loans were up $1 million from year-end 2021, and represented approximately 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate.

Allowance for Credit Losses - Loans
In addition to the discussion that follows, see also Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the allowance for credit losses.
Credit risks within the loan portfolio are inherently different for each loan type as summarized under “BALANCE SHEET ANALYSIS — Loans.” A discussion of the loan portfolio credit risk can be found in the “Loans” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2021 Annual Report on Form 10-K. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and minimization of loan losses. For additional information regarding nonperforming assets see also “BALANCE SHEET ANALYSIS – Nonperforming Assets.”
The ACL-Loans represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date. To assess the appropriateness of the ACL-Loans, management applies an allocation methodology which focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonaccrual loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect expected credit losses. Assessing these numerous factors involves significant judgment; therefore, management considers the ACL-Loans a critical accounting estimate.
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
At March 31, 2022, the ACL-Loans was $50 million (representing 1.07% of period end loans) compared to $50 million at December 31, 2021 and $33 million at March 31, 2021. The ACL-Loans was minimally changed from year-end 2021 given solid asset quality trends which offset current period loan growth. The increase in the ACL-Loans from March 31, 2021 was largely due to the acquisitions of Mackinac and County, which combined added $12 million of provision for the Day 2 allowance and $5 million related to purchased credit deteriorated loans. Net charge-offs (0.01% of average loans, annualized) remain negligible. The components of the ACL-Loans are detailed further in Table 7 below.

Table 7: Allowance for Credit Losses - Loans

	Three Months Ended		Year Ended
(in thousands)	March 31, 2022	March 31, 2021	December 31, 2021
ACL-Loans:
Balance at beginning of period	$49,672	$32,173	$32,173
ACL on PCD loans acquired	—	—	5,159
Provision for credit losses	300	500	12,500
Charge-offs	(100)	(94)	(513)
Recoveries	34	47	353
Net (charge-offs) recoveries	(66)	(47)	(160)
Balance at end of period	$49,906	$32,626	$49,672
Net loan (charge-offs) recoveries:
Commercial & industrial	$20	$(13)	$50
Owner-occupied CRE	(36)	—	—
Agricultural	—	—	(48)
CRE investment	—	(4)	(2)
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	4	10	(93)
Residential junior mortgage	—	2	4
Retail & other	(54)	(42)	(71)
Total net (charge-offs) recoveries	$(66)	$(47)	$(160)
Ratios:
ACL-Loans to total loans	1.07%	1.15%	1.07%
Net charge-offs to average loans, annualized	0.01%	0.01%	0.01%

Nonperforming Assets
As part of its overall credit risk management process, management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified early and the risk of loss is minimized. Management continues to actively work with customers and monitor credit risk from the ongoing disruptions related to the pandemic, as well as economic, political, and social turmoil. See also Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for further disclosures on credit quality. For additional information see also “BALANCE SHEET ANALYSIS – Loans” and “BALANCE SHEET ANALYSIS – Allowance for Credit Losses-Loans.”
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”). At March 31, 2022, nonperforming assets were $49 million and represented 0.68% of total assets, compared to $56 million or 0.73% of total assets at December 31, 2021.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $49 million (1.0% of loans) and $53 million (1.1% of loans) at March 31, 2022 and December 31, 2021, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 8: Nonperforming Assets

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Nonperforming loans:
Commercial & industrial	$1,849	$1,908	$2,842
Owner-occupied CRE	5,007	4,220	1,563
Agricultural	23,570	28,367	2,087
Commercial	30,426	34,495	6,492
CRE investment	3,914	4,119	1,436
Construction & land development	1,054	1,071	327
Commercial real estate	4,968	5,190	1,763
Commercial-based loans	35,394	39,685	8,255
Residential construction	—	—	—
Residential first mortgage	3,919	4,132	527
Residential junior mortgage	242	243	116
Residential real estate	4,161	4,375	643
Retail & other	115	94	67
Retail-based loans	4,276	4,469	710
Total nonaccrual loans	39,670	44,154	8,965
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$39,670	$44,154	$8,965
Nonaccrual loans (included above) covered by guarantees	$4,675	$6,776	$1,416
OREO:
Commercial real estate owned	$797	$1,549	$302
Residential real estate owned	—	99	—
Bank property real estate owned	9,019	10,307	3,495
Total OREO	9,816	11,955	3,797
Total nonperforming assets	$49,486	$56,109	$12,762
Performing troubled debt restructurings	$1,714	$5,443	$2,120
Ratios:
Nonperforming loans to total loans	0.85%	0.96%	0.31%
Nonperforming assets to total loans plus OREO	1.05%	1.21%	0.45%
Nonperforming assets to total assets	0.68%	0.73%	0.28%
ACL-Loans to nonperforming loans	126%	112%	364%

Deposits
Deposits represent Nicolet’s largest source of funds. Total deposits of $6.2 billion at March 31, 2022, decreased $235 million from December 31, 2021, due to the repricing of acquired deposits to current market rates, as well as the usual cyclical decline in demand deposit accounts. Core customer deposits decreased $200 million, while brokered deposits decreased $35 million. Compared to March 31, 2021, total deposits increased $2.3 billion (60%), largely due to the Mackinac and County acquisitions. The deposit composition is presented in Table 9 below.

Table 9: Period End Deposit Composition

	March 31, 2022		December 31, 2021		March 31, 2021
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,912,995	31%	$1,975,705	31%	$1,216,477	31%
Money market and interest-bearing demand	2,740,024	44%	2,834,824	44%	1,576,041	40%
Savings	841,369	13%	803,197	12%	572,225	15%
Time	736,732	12%	852,190	13%	535,851	14%
Total deposits	$6,231,120	100%	$6,465,916	100%	$3,900,594	100%
Brokered transaction accounts	$228,079	4%	$234,306	4%	$35,615	1%
Brokered and listed time deposits	180,823	3%	209,857	3%	225,402	6%
Total brokered deposits	$408,902	7%	$444,163	7%	$261,017	7%
Customer transaction accounts	$5,266,309	84%	$5,379,420	83%	$3,329,128	85%
Customer time deposits	555,909	9%	642,333	10%	310,449	8%
Total customer deposits (core)	$5,822,218	93%	$6,021,753	93%	$3,639,577	93%

Lending-Related Commitments
As of March 31, 2022 and December 31, 2021, Nicolet had the following off-balance sheet lending-related commitments.
Table 10: Commitments

(in thousands)	March 31, 2022	December 31, 2021
Commitments to extend credit	$1,432,989	$1,433,881
Financial standby letters of credit	14,884	13,562
Performance standby letters of credit	7,773	7,336
Interest rate lock commitments to originate residential mortgage loans held for sale (included above in commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the notional amounts represented $31 million and $26 million, respectively, at March 31, 2022. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale represented $50 million and $1 million, respectively, at December 31, 2021. The net fair value of these mortgage derivatives combined was a gain of $122,000 at March 31, 2022 compared to a gain of $149,000 at December 31, 2021.

Liquidity Management
Liquidity management refers to the ability to ensure that cash is available in a timely and cost-effective manner to meet cash flow requirements of depositors and borrowers and to meet other commitments as they fall due, including the ability to service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements.
Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of additional brokered deposits or other wholesale funding. At March 31, 2022, approximately 24% of the $1.5 billion investment securities portfolio was pledged to secure public deposits, as applicable, and for other purposes as required by law. Additional funding sources at March 31, 2022, consist of available and unused Federal funds lines, borrowing capacity at the FHLB of $373 million, and borrowing capacity in the brokered deposit market.
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, debt service requirements, and when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. At March 31, 2022, the Parent Company had $27 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. During 2021, Nicolet completed the private placement of $100 million in fixed-to-floating rate subordinated notes (the “Notes”) due in 2031. (See Note 8, “Short and Long-Term Borrowings” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional information on the Notes). Dividends from the Bank and, to a lesser extent, stock option exercises, also represent significant sources of cash flows for the Parent Company.
Cash and cash equivalents at March 31, 2022 and December 31, 2021 were $396 million and $595 million, respectively. The decrease in cash and cash equivalents since year-end 2021 included $22 million net cash provided by operating activities

(mostly earnings), $71 million net cash provided by investing activities (with net cash received from the Birmingham branch sale exceeding cash payments to fund loan growth and net investment purchases), and $292 million net cash used in financing activities (mostly deposit growth and common stock repurchases). Management believes its liquidity resources were sufficient as of March 31, 2022 to fund loans, accommodate deposit cycles and trends, and to meet other cash needs as necessary.

Interest Rate Sensitivity Management and Impact of Inflation
A reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield, is highly important to Nicolet’s business success and profitability. As an ongoing part of our financial strategy and risk management, we attempt to understand and manage the impact of fluctuations in market interest rates on our net interest income. The consolidated balance sheet consists mainly of interest-earning assets (loans, investments and cash) which are primarily funded by interest-bearing liabilities (deposits and other borrowings). Such financial instruments have varying levels of sensitivity to changes in market rates of interest. Market rates are highly sensitive to many factors beyond our control, including but not limited to general economic conditions and policies of governmental and regulatory authorities. Our operating income and net income depends, to a substantial extent, on “rate spread” (i.e., the difference between the income earned on loans, investments and other earning assets and the interest expense paid to obtain deposits and other funding liabilities).
Asset-liability management policies establish guidelines for acceptable limits on the sensitivity to changes in interest rates on earnings and market value of assets and liabilities. Such policies are set and monitored by management and the board of directors’ Asset and Liability Committee.
To understand and manage the impact of fluctuations in market interest rates on net interest income, we measure our overall interest rate sensitivity through a net interest income analysis, which calculates the change in net interest income in the event of hypothetical changes in interest rates under different scenarios versus a baseline scenario. Such scenarios can involve static balance sheets, balance sheets with projected growth, parallel (or non-parallel) yield curve slope changes, immediate or gradual changes in market interest rates, and one-year or longer time horizons. The simulation modeling uses assumptions involving market spreads, prepayments of rate-sensitive instruments, renewal rates on maturing or new loans, deposit retention rates, and other assumptions.
Among other scenarios, we assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned earlier and reflect the changed interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at March 31, 2022 and December 31, 2021, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 11 below. The results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.
Table 11: Interest Rate Sensitivity

	March 31, 2022	December 31, 2021
200 bps decrease in interest rates	(1.2)%	(0.3)%
100 bps decrease in interest rates	(0.8)%	(0.3)%
100 bps increase in interest rates	(0.6)%	(0.1)%
200 bps increase in interest rates	(1.2)%	(0.3)%
Actual results may differ from these simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and their impact on customer behavior and management strategies.
The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution’s operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, investments, loans, deposits and other borrowings, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. Inflation may also have impacts on the Bank’s customers, on businesses and consumers and their ability or willingness to invest, save or spend, and perhaps on their ability to repay loans. As such, there would likely be impacts on the general appetite for banking products and the credit health of the Bank’s customer base.

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

The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At March 31, 2022, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. A summary of the Company’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.
Table 12: Capital

	At or for the Three Months Ended	At or for the Year Ended
($ in thousands)	March 31, 2022	December 31, 2021
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$54,420	$61,464
Common stock repurchased during the period (full shares)	593,713	793,064
Company Risk-Based Capital:
Total risk-based capital	$769,472	$793,410
Tier 1 risk-based capital	576,239	604,199
Common equity Tier 1 capital	538,919	567,095
Total capital ratio	13.7%	13.8%
Tier 1 capital ratio	10.3%	10.5%
Common equity tier 1 capital ratio	9.6%	9.9%
Tier 1 leverage ratio	8.0%	9.4%
Bank Risk-Based Capital:
Total risk-based capital	$727,620	$700,869
Tier 1 risk-based capital	687,232	664,688
Common equity Tier 1 capital	687,232	664,688
Total capital ratio	13.0%	12.2%
Tier 1 capital ratio	12.3%	11.6%
Common equity tier 1 capital ratio	12.3%	11.6%
Tier 1 leverage ratio	9.6%	10.3%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. During first quarter 2022, $54 million was utilized to repurchase and cancel 593,713 shares of common stock, at an average per share cost of $91.66, pursuant to our common stock repurchase program. Subsequently, on April 19, 2022, the Company’s board authorized an increase to the program of $40 million. Including this additional authorization, there remains $55 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

Critical Accounting Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the valuation of loan acquisition transactions, as well as the determination of the allowance for credit losses and income taxes. A discussion of these estimates can be found in the “Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2021 Annual Report on Form 10-K. There have been no changes in the Company’s determination of critical accounting policies since December 31, 2021.

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

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Following are Nicolet’s monthly common stock purchases during the first quarter of 2022.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
January 1 – January 31, 2022	316,146	$89.45	316,146
February 1 – February 28, 2022	198,167	$94.19	198,167
March 1 – March 31, 2022	79,610	$94.14	79,400
Total	593,923	$91.66	593,713	155,600
(a)During first quarter 2022, the Company repurchased 210 common shares for minimum tax withholding settlements on restricted stock. These purchases do not count against the maximum number of shares that may yet be purchased under the board of directors’ authorization.
(b)The board of directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $236 million to repurchase outstanding shares of common stock. This common stock repurchase program has no expiration date. At March 31, 2022, approximately $15 million remained available under this common stock repurchase program, or approximately 155,600 shares of common stock (based upon the closing stock price of $93.57 on March 31, 2022). Subsequently, on April 19, 2022, Nicolet’s board authorized an increase to the program of $40 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit Number	Description
2.1	Agreement and Plan of Merger By and Between Nicolet Bankshares, Inc. and Charter Bankshares, Inc., dated March 29, 2022 (1)
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	The XBRL Instance Document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document (2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Incorporated by reference to the exhibit of the same number in the Registrant’s Current Report on Form 8-K filed on March 30, 2022.
(2) Includes the following financial information included in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

April 29, 2022	/s/ Michael E. Daniels
Michael E. Daniels
President and Chief Executive Officer

April 29, 2022	/s/ H. Phillip Moore, Jr.
H. Phillip Moore, Jr.
Chief Financial Officer