Form 10-Q
period 2022-06-30
NICOLET BANKSHARES INC
filed 2022-08-08
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to
Commission file number: 001-37700
NICOLET BANKSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

Wisconsin			47-0871001
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

111 North Washington Street
Green Bay,	Wisconsin		54301
(Address of Principal Executive Offices)			(Zip Code)

(920)		430-1400
(Registrant’s Telephone Number, Including Area Code)

N/A (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NIC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2022 there were 13,409,981 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$96,189	$209,349
Interest-earning deposits	84,828	385,943
Cash and cash equivalents	181,017	595,292
Certificates of deposit in other banks	15,502	21,920
Securities available for sale (“AFS”), at fair value	813,248	921,661
Securities held to maturity (“HTM”), at amortized cost	695,812	651,803
Other investments	53,269	44,008
Loans held for sale	5,084	6,447
Other assets held for sale	—	199,833
Loans	4,978,654	4,621,836
Allowance for credit losses - loans (“ACL-Loans”)	(50,655)	(49,672)
Loans, net	4,927,999	4,572,164
Premises and equipment, net	96,656	94,566
Bank owned life insurance (“BOLI”)	136,060	134,476
Goodwill and other intangibles, net	336,721	339,492
Accrued interest receivable and other assets	108,884	113,375
Total assets	$7,370,252	$7,695,037

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$2,045,732	$1,975,705
Interest-bearing deposits	4,240,534	4,490,211
Total deposits	6,286,266	6,465,916
Long-term borrowings	196,963	216,915
Other liabilities held for sale	—	51,586
Accrued interest payable and other liabilities	47,636	68,729
Total liabilities	6,530,865	6,803,146

Stockholders’ Equity:
Common stock	134	140
Additional paid-in capital	520,741	575,045
Retained earnings	361,753	313,604
Accumulated other comprehensive income (loss)	(43,241)	3,102
Total stockholders’ equity	839,387	891,891
Total liabilities and stockholders’ equity	$7,370,252	$7,695,037

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	13,407,375	13,994,079
Common shares issued	13,428,551	14,019,880
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Loans, including loan fees	$52,954	$35,111	$104,253	$68,973
Investment securities:
Taxable	5,135	2,060	10,262	3,874
Tax-exempt	647	520	1,322	1,065
Other interest income	790	616	1,607	1,271
Total interest income	59,526	38,307	117,444	75,183
Interest expense:
Deposits	2,410	2,433	4,602	5,355
Short-term borrowings	28	—	28	—
Long-term borrowings	2,004	303	3,935	616
Total interest expense	4,442	2,736	8,565	5,971
Net interest income	55,084	35,571	108,879	69,212
Provision for credit losses	750	—	1,050	500
Net interest income after provision for credit losses	54,334	35,571	107,829	68,712
Noninterest income:
Trust services fee income	2,004	1,906	4,015	3,681
Brokerage fee income	2,988	2,991	6,676	5,784
Mortgage income, net	2,205	5,599	5,458	12,829
Service charges on deposit accounts	1,536	1,136	3,013	2,227
Card interchange income	2,950	2,266	5,531	4,193
BOLI income	768	559	1,701	1,086
Asset gains (losses), net	1,603	4,192	2,916	4,903
Other income	77	1,529	764	2,601
Total noninterest income	14,131	20,178	30,074	37,304
Noninterest expense:
Personnel	19,681	17,084	40,872	32,200
Occupancy, equipment and office	6,891	4,053	13,835	8,190
Business development and marketing	2,057	1,210	3,888	2,199
Data processing	3,596	2,811	6,983	5,469
Intangibles amortization	1,347	790	2,771	1,642
FDIC assessments	480	480	960	1,075
Merger-related expense	555	656	653	656
Other expense	1,931	3,663	4,126	5,397
Total noninterest expense	36,538	30,747	74,088	56,828
Income before income tax expense	31,927	25,002	63,815	49,188
Income tax expense	7,942	6,718	15,666	12,665
Net income	$23,985	$18,284	$48,149	$36,523
Earnings per common share:
Basic	$1.79	$1.85	$3.56	$3.67
Diluted	$1.73	$1.77	$3.43	$3.52
Weighted average common shares outstanding:
Basic	13,402,455	9,901,614	13,524,919	9,949,359
Diluted	13,852,179	10,325,699	14,035,086	10,364,629
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$23,985	$18,284	$48,149	$36,523
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	(23,520)	1,862	(63,468)	(5,507)
Net realized (gains) losses included in income	—	—	(15)	—
Income tax (expense) benefit	6,350	(503)	17,140	1,486
Total other comprehensive income (loss)	(17,170)	1,359	(46,343)	(4,021)
Comprehensive income (loss)	$6,815	$19,643	$1,806	$32,502
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2022	$135	$524,478	$337,768	$(26,071)	$836,310
Comprehensive income:
Net income, three months ended June 30, 2022	—	—	23,985	—	23,985
Other comprehensive income (loss)	—	—	—	(17,170)	(17,170)
Stock-based compensation expense	—	2,154	—	—	2,154
Exercise of stock options, net	—	190	—	—	190
Issuance of common stock	—	197	—	—	197
Purchase and retirement of common stock	(1)	(6,278)	—	—	(6,279)
Balances at June 30, 2022	$134	$520,741	$361,753	$(43,241)	$839,387
Balances at March 31, 2021	$100	$271,388	$271,191	$7,367	$550,046
Comprehensive income:
Net income, three months ended June 30, 2021	—	—	18,284	—	18,284
Other comprehensive income (loss)	—	—	—	1,359	1,359
Stock-based compensation expense	—	2,055	—	—	2,055
Exercise of stock options, net	—	64	—	—	64
Issuance of common stock	—	111	—	—	111
Purchase and retirement of common stock	(2)	(12,522)	—	—	(12,524)
Balances at June 30, 2021	$98	$261,096	$289,475	$8,726	$559,395
Balances at December 31, 2021	$140	$575,045	$313,604	$3,102	$891,891
Comprehensive income:
Net income, six months ended June 30, 2022	—	—	48,149	—	48,149
Other comprehensive income (loss)	—	—	—	(46,343)	(46,343)
Stock-based compensation expense	—	3,953	—	—	3,953
Exercise of stock options, net	1	2,076	—	—	2,077
Issuance of common stock	—	372	—	—	372
Purchase and retirement of common stock	(7)	(60,705)	—	—	(60,712)
Balances at June 30, 2022	$134	$520,741	$361,753	$(43,241)	$839,387
Balances at December 31, 2020	$100	$273,390	$252,952	$12,747	$539,189
Comprehensive income:
Net income, six months ended June 30, 2021	—	—	36,523	—	36,523
Other comprehensive income (loss)	—	—	—	(4,021)	(4,021)
Stock-based compensation expense	—	3,396	—	—	3,396
Exercise of stock options, net	—	1,225	—	—	1,225
Issuance of common stock	—	232	—	—	232
Purchase and retirement of common stock	(2)	(17,147)	—	—	(17,149)
Balances at June 30, 2021	$98	$261,096	$289,475	$8,726	$559,395
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$48,149	$36,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	11,804	5,204
Provision for credit losses	1,050	500
Increase in cash surrender value of life insurance	(1,701)	(1,086)
Stock-based compensation expense	3,953	3,396
Asset (gains) losses, net	(2,916)	(4,903)
Gain on sale of loans held for sale, net	(3,468)	(12,133)
Net change due to:
Proceeds from sale of loans held for sale	150,037	367,215
Origination of loans held for sale	(146,891)	(347,161)
Accrued interest receivable and other assets	8,112	(2,001)
Accrued interest payable and other liabilities	(18,787)	(2,539)
Net cash provided by (used in) operating activities	49,342	43,015
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(359,145)	(30,451)
Net (increase) decrease in certificates of deposit in other banks	6,427	6,134
Purchases of securities AFS	(8,017)	(88,204)
Purchases of securities HTM	(56,479)	—
Proceeds from sales of securities AFS	3,400	—
Proceeds from calls and maturities of securities AFS	47,052	58,349
Proceed from calls and maturities of securities HTM	12,509	—
Purchases of other investments	(11,303)	(1,710)
Proceeds from sales of other investments	1,734	822
Proceeds from redemption of BOLI	117	—
Net (increase) decrease in premises and equipment	(6,173)	(3,694)
Net (increase) decrease in other real estate and other assets	9,836	1,165
Net cash (paid) received in branch sale	147,833	—
Net cash provided by (used in) investing activities	(212,209)	(57,589)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(173,145)	28,813
Proceeds from long-term borrowings	—	5,000
Repayments of long-term borrowings	(20,000)	(14,000)
Purchase and retirement of common stock	(60,712)	(17,149)
Proceeds from issuance of common stock	372	232
Proceeds from exercise of stock options	2,077	1,225
Net cash provided by (used in) financing activities	(251,408)	4,121
Net increase (decrease) in cash and cash equivalents	(414,275)	(10,453)
Cash and cash equivalents:
Beginning	595,292	802,859
Ending *	$181,017	$792,406
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,367	$6,436
Cash paid for taxes	19,610	19,416
Transfer of loans and bank premises to other real estate owned	432	302
Capitalized mortgage servicing rights	1,685	2,294
* There was no restricted cash in cash and cash equivalents at June 30, 2022, while cash and cash equivalents at June 30, 2021, included restricted cash of $1.9 million pledged as collateral on interest rate swaps. No reserve balance was required with the Federal Reserve Bank at either June 30, 2022 or June 30, 2021.
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

Future Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures. This ASU eliminates the accounting guidance for TDRs by creditors, while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The ASU also requires public business entities to expand the vintage disclosures to include gross charge-offs by year of origination. The updated guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. Adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements; though, it will result in new disclosures of gross charge-offs by year of origination and on the types of loan modifications to borrowers experiencing financial difficulties. Current TDR disclosures will be also removed.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The updated guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company continues to work through the cessation of LIBOR, including the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company expects to utilize the reference rate reform transition guidance, as applicable, and does not expect such adoption to have a material impact on its consolidated financial statements or financial disclosures. The Company will continue to assess the impact as the reference rate transition approaches June 30, 2023.

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

A summary of the assets acquired and liabilities assumed in the County transaction, as of the acquisition date, including the purchase price allocation was as follows.

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

A summary of the assets acquired and liabilities assumed in the Mackinac transaction, as of the acquisition date, including the purchase price allocation was as follows.

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

	Three Months Ended	Six Months Ended
(In thousands, except per share data)	June 30, 2021	June 30, 2021
Total revenue, net of interest expense	$85,562	$166,870
Net income	$27,960	$44,621
Diluted earnings per common share	$1.86	$2.96

Pending Acquisition:
Charter Bankshares, Inc. (“Charter”): On March 29, 2022, Nicolet entered into an Agreement and Plan of Merger with Charter (the “Charter Merger Agreement”) pursuant to which Charter will merge with and into Nicolet. Pursuant to the terms and subject to the conditions set forth in the Charter Merger Agreement, at the effective time of the merger, Charter shareholders will have the right to receive 15.458 shares of Nicolet common stock and $475 in cash for each share of Charter common stock. As a result, Nicolet expects to issue approximately 1.26 million shares of Nicolet common stock and $38.8 million in cash for the acquisition of Charter. At March 31, 2022, Charter had total assets of $1.1 billion. As of July 12, 2022, Nicolet received all regulatory approvals for the Charter merger. The merger is expected to close in the third quarter of 2022, subject to customary closing conditions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net income	$23,985	$18,284	$48,149	$36,523
Weighted average common shares outstanding	13,402	9,902	13,525	9,949
Effect of dilutive common stock awards	450	424	510	416
Diluted weighted average common shares outstanding	13,852	10,326	14,035	10,365
Basic earnings per common share*	$1.79	$1.85	$3.56	$3.67
Diluted earnings per common share*	$1.73	$1.77	$3.43	$3.52
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
For both the three and six months ended June 30, 2022 and June 30, 2021, options to purchase approximately 0.1 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.

Note 4 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors, and at June 30, 2022, approximately 0.8 million shares were available for grant under these stock-based compensation plans.
A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants for the six months ended June 30, 2022 and 2021 were as follows.

	Six Months Ended June 30,
	2022	2021
Dividend yield	—%	—%
Expected volatility	30%	30%
Risk-free interest rate	1.77%	1.16%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$32.99	$26.55
A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2021	1,833,246	$57.69
Granted	30,429	93.68
Exercise of stock options *	(65,411)	41.32
Forfeited	(8,100)	77.56
Outstanding - June 30, 2022	1,790,164	$58.81	6.2	$27,369
Exercisable - June 30, 2022	1,207,235	$50.84	5.1	$26,444
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the six months ended June 30, 2022, 6,073 such shares were withheld by the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the six months ended June 30, 2022 and 2021 was approximately $3.3 million and $1.5 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2021	$71.42	25,801
Granted	77.06	8,424
Vested *	71.63	(12,449)
Forfeited	56.01	(600)
Outstanding - June 30, 2022	$73.98	21,176
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 393 shares were surrendered during the six months ended June 30, 2022.
The Company recognized approximately $3.3 million and $2.7 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for the six months ended June 30, 2022 and 2021, respectively, associated with its common stock awards granted to officers and employees. In addition, during the six months ended June 30, 2022, the Company recognized approximately $0.6 million of director expense (included in other expense on the consolidated statements of income) for restricted stock grants totaling 8,424 shares with immediate vesting to directors, while during first half 2021, the Company recognized approximately $0.7 million of director expense for restricted stock grants totaling 8,562 shares with immediate vesting to directors, in each case representing the annual stock retainer fee paid to external board members for that year. As of June 30, 2022, there was approximately $14.2 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately four years. The Company recognized a tax benefit of approximately $0.4 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

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

The amortized cost and fair value of securities AFS and HTM are summarized as follows.

	June 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
Securities AFS:
U.S. government agency securities	$191,976	$—	$8,127	$183,849	23%
State, county and municipals	298,822	38	27,358	271,502	33%
Mortgage-backed securities	246,198	2	19,952	226,248	28%
Corporate debt securities	135,486	65	3,902	131,649	16%
Total securities AFS	$872,482	$105	$59,339	$813,248	100%
Securities HTM:
U.S. government agency securities	$507,766	$25	$30,348	$477,443	74%
State, county and municipals	44,230	4	2,541	41,693	6%
Mortgage-backed securities	143,816	—	12,719	131,097	20%
Total securities HTM	$695,812	$29	$45,608	$650,233	100%

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
Securities AFS:
U.S. government agency securities	$192,506	$6	$1,235	$191,277	21%
State, county and municipals	311,717	3,222	2,202	312,737	34%
Mortgage-backed securities	270,017	3,090	1,845	271,262	29%
Corporate debt securities	143,172	3,459	246	146,385	16%
Total securities AFS	$917,412	$9,777	$5,528	$921,661	100%
Securities HTM:
U.S. government agency securities	$508,810	$—	$2,740	$506,070	78%
State, county and municipals	42,876	10	173	42,713	7%
Mortgage-backed securities	100,117	89	595	99,611	15%
Total securities HTM	$651,803	$99	$3,508	$648,394	100%
All mortgage-backed securities included in the tables above were issued by U.S. government agencies and corporations. Investment securities with a carrying value of $781 million and $277 million, as of June 30, 2022 and December 31, 2021, respectively, were pledged as collateral to secure public deposits, as applicable, and for liquidity or other purposes as required by regulation. Accrued interest on investment securities totaled $5 million at both June 30, 2022 and December 31, 2021, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	June 30, 2022
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. government agency securities	$183,739	$8,127	$—	$—	$183,739	$8,127	12
State, county and municipals	231,716	22,805	25,953	4,553	257,669	27,358	403
Mortgage-backed securities	204,256	16,398	21,567	3,554	225,823	19,952	370
Corporate debt securities	101,597	3,902	—	—	101,597	3,902	63
Total	$721,308	$51,232	$47,520	$8,107	$768,828	$59,339	848
Securities HTM:
U.S. government agency securities	$466,941	$30,348	$—	$—	$466,941	$30,348	6
State, county and municipals	34,537	2,541	—	—	34,537	2,541	60
Mortgage-backed securities	131,053	12,719	—	—	131,053	12,719	110
Total	$632,531	$45,608	$—	$—	$632,531	$45,608	176

	December 31, 2021
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. government agency securities	$190,432	$1,235	$—	$—	$190,432	$1,235	11
State, county and municipals	103,950	2,119	1,777	83	105,727	2,202	132
Mortgage-backed securities	137,561	1,616	6,068	229	143,629	1,845	159
Corporate debt securities	23,267	246	—	—	23,267	246	13
Total	$455,210	$5,216	$7,845	$312	$463,055	$5,528	315
Securities HTM:
U.S. government agency securities	$505,938	$2,740	$—	$—	$505,938	$2,740	9
State, county and municipals	30,898	173	—	—	30,898	173	46
Mortgage-backed securities	69,333	595	—	—	69,333	595	72
Total	$606,169	$3,508	$—	$—	$606,169	$3,508	127
Quarterly, the Company evaluates securities AFS in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of June 30, 2022 and December 31, 2021, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.
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

As of June 30, 2022	Securities AFS		Securities HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$106,281	$105,073	$6,626	$6,616
Due in one year through five years	251,475	242,694	507,447	476,632
Due after five years through ten years	192,260	173,265	32,711	30,751
Due after ten years	76,268	65,968	5,212	5,137
	626,284	587,000	551,996	519,136
Mortgage-backed securities	246,198	226,248	143,816	131,097
Total investment securities	$872,482	$813,248	$695,812	$650,233
Proceeds and realized gains or losses from the sale of AFS securities were as follows.

	Six Months Ended June 30,
(in thousands)	2022	2021
Gross gains	$20	$—
Gross losses	(5)	—
Gains (losses) on sales of securities AFS, net	$15	$—
Proceeds from sales of securities AFS	$3,400	$—
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

	June 30, 2022	December 31, 2021
(in thousands)	Amount	Amount
Federal Reserve Bank stock	$29,024	$20,973
Federal Home Loan Bank (“FHLB”) stock	9,771	10,545
Equity securities with readily determinable fair values	4,793	5,660
Other investments	9,681	6,830
Total other investments	$53,269	$44,008

Note 6 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	June 30, 2022		December 31, 2021
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,118,360	23%	$1,042,256	23%
Owner-occupied commercial real estate (“CRE”)	790,680	16	787,189	17
Agricultural	967,192	19	794,728	17
CRE investment	818,562	16	818,061	18
Construction & land development	228,575	5	213,035	5
Residential construction	69,423	1	70,353	1
Residential first mortgage	785,591	16	713,983	15
Residential junior mortgage	148,732	3	131,424	3
Retail & other	51,539	1	50,807	1
Loans	4,978,654	100%	4,621,836	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	50,655		49,672
Loans, net	$4,927,999		$4,572,164
Allowance for credit losses - Loans to loans	1.02%		1.07%
Commercial and industrial loans included $1 million and $25 million of PPP loans at June 30, 2022 and December 31, 2021, respectively. Accrued interest on loans totaled $11 million at both June 30, 2022 and December 31, 2021, and is included in accrued interest receivable and other assets on the consolidated balance sheets.
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
A roll forward of the allowance for credit losses - loans is summarized as follows.

	Three Months Ended		Six Months Ended		Year Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	December 31, 2021
Beginning balance	$49,906	$32,626	$49,672	$32,173	$32,173
ACL on PCD loans acquired	—	—	—	—	5,159
Provision for credit losses	600	—	900	500	12,500
Charge-offs	(42)	(235)	(142)	(329)	(513)
Recoveries	191	170	225	217	353
Net (charge-offs) recoveries	149	(65)	83	(112)	(160)
Ending balance	$50,655	$32,561	$50,655	$32,561	$49,672

The following tables present the balance and activity in the ACL-Loans by portfolio segment.

	Six Months Ended June 30, 2022
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$12,613	$7,222	$9,547	$8,462	$1,812	$900	$6,844	$1,340	$932	$49,672
ACL on PCD loans	—	—	—	—	—	—	—	—	—	—
Provision	1,048	(261)	505	(416)	(59)	6	(291)	186	182	900
Charge-offs	—	(36)	—	—	—	—	—	—	(106)	(142)
Recoveries	30	—	—	169	—	—	5	1	20	225
Net (charge-offs) recoveries	30	(36)	—	169	—	—	5	1	(86)	83
Ending balance	$13,691	$6,925	$10,052	$8,215	$1,753	$906	$6,558	$1,527	$1,028	$50,655
As % of ACL-Loans	27%	14%	20%	16%	3%	2%	13%	3%	2%	100%
*The PPP loans are fully guaranteed by the SBA; thus, no ACL-Loans has been allocated to these loans.

	Year Ended December 31, 2021
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$11,644	$5,872	$1,395	$5,441	$984	$421	$4,773	$1,086	$557	$32,173
ACL on PCD loans	723	1,045	2,585	415	103	—	272	13	3	5,159
Provision	196	305	5,615	2,608	725	479	1,892	237	443	12,500
Charge-offs	(242)	—	(48)	(4)	—	—	(113)	—	(106)	(513)
Recoveries	292	—	—	2	—	—	20	4	35	353
Net (charge-offs) recoveries	50	—	(48)	(2)	—	—	(93)	4	(71)	(160)
Ending balance	$12,613	$7,222	$9,547	$8,462	$1,812	$900	$6,844	$1,340	$932	$49,672
As % of ACL-Loans	25%	14%	19%	17%	4%	2%	14%	3%	2%	100%
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
Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in accrued interest payable and other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The reserve for unfunded commitments was $2.6 million at June 30, 2022 and $2.4 million at December 31, 2021.

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

	Three Months Ended		Six Months Ended		Year Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	December 31, 2021
Provision for credit losses on:
Loans	$600	$—	$900	$500	$12,500
Unfunded Commitments	150	—	150	—	2,400
Investment securities	—	—	—	—	—
Total	$750	$—	$1,050	$500	$14,900
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

June 30, 2022	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,196	$2,196	$1,425	$771	$197
Owner-occupied CRE	6,562	—	6,562	4,489	2,073	403
Agricultural	14,236	6,522	20,758	14,604	6,154	309
CRE investment	2,265	—	2,265	419	1,846	289
Construction & land development	1,009	—	1,009	1,009	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	—	—	—	—	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$24,072	$8,718	$32,790	$21,946	$10,844	$1,198

December 31, 2021	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,296	$2,296	$1,842	$454	$258
Owner-occupied CRE	3,537	—	3,537	1,315	2,222	552
Agricultural	19,637	8,518	28,155	25,310	2,845	841
CRE investment	3,000	—	3,000	1,684	1,316	407
Construction & land development	1,038	—	1,038	655	383	211
Residential construction	—	—	—	—	—	—
Residential first mortgage	473	—	473	473	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$27,685	$10,814	$38,499	$31,279	$7,220	$2,269

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	June 30, 2022
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$2,114	$1,784	$1,114,462	$1,118,360
Owner-occupied CRE	165	5,183	785,332	790,680
Agricultural	129	21,054	946,009	967,192
CRE investment	287	3,617	814,658	818,562
Construction & land development	—	1,044	227,531	228,575
Residential construction	994	—	68,429	69,423
Residential first mortgage	1,427	3,580	780,584	785,591
Residential junior mortgage	126	221	148,385	148,732
Retail & other	146	97	51,296	51,539
Total loans	$5,388	$36,580	$4,936,686	$4,978,654
Percent of total loans	0.1%	0.7%	99.2%	100.0%

	December 31, 2021
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$94	$1,908	$1,040,254	$1,042,256
Owner-occupied CRE	—	4,220	782,969	787,189
Agricultural	108	28,367	766,253	794,728
CRE investment	114	4,119	813,828	818,061
Construction & land development	—	1,071	211,964	213,035
Residential construction	246	—	70,107	70,353
Residential first mortgage	2,592	4,132	707,259	713,983
Residential junior mortgage	23	243	131,158	131,424
Retail & other	115	94	50,598	50,807
Total loans	$3,292	$44,154	$4,574,390	$4,621,836
Percent of total loans	0.1%	0.9%	99.0%	100.0%

The following table presents nonaccrual loans by portfolio segment.

	June 30, 2022		December 31, 2021
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$1,784	5%	$1,908	4%
Owner-occupied CRE	5,183	14	4,220	10
Agricultural	21,054	58	28,367	64
CRE investment	3,617	10	4,119	9
Construction & land development	1,044	2	1,071	3
Residential construction	—	—	—	—
Residential first mortgage	3,580	10	4,132	9
Residential junior mortgage	221	1	243	1
Retail & other	97	—	94	—
Nonaccrual loans	$36,580	100%	$44,154	100%
Percent of total loans	0.7%		0.9%

Credit Quality Information:
The following tables present total loans by risk categories and year of origination. Loans acquired from Mackinac and County have been included in the June 30, 2022 and December 31, 2021 tables based upon the actual origination date.

June 30, 2022	Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$150,560	$235,065	$115,457	$85,568	$55,138	$86,868	$331,520	$—	$1,060,176
Grade 5	5,978	4,207	10,982	2,421	711	4,507	19,006	—	47,812
Grade 6	167	1,095	121	577	466	399	514	—	3,339
Grade 7	48	28	3,409	625	658	1,214	1,051	—	7,033
Total	$156,753	$240,395	$129,969	$89,191	$56,973	$92,988	$352,091	$—	$1,118,360
Owner-occupied CRE
Grades 1-4	$78,180	$154,736	$90,071	$92,236	$82,271	$240,560	$7,573	$—	$745,627
Grade 5	822	4,977	2,225	5,709	2,962	11,048	14	—	27,757
Grade 6	—	—	—	1,832	683	283	—	—	2,798
Grade 7	—	—	6,299	161	—	8,038	—	—	14,498
Total	$79,002	$159,713	$98,595	$99,938	$85,916	$259,929	$7,587	$—	$790,680
Agricultural
Grades 1-4	$166,648	$154,216	$96,285	$28,045	$20,248	$148,562	$198,551	$—	$812,555
Grade 5	2,268	15,504	3,951	2,115	775	52,536	20,284	—	97,433
Grade 6	—	329	33	34	—	3,291	337	—	4,024
Grade 7	6,935	4,364	1,634	2,350	3,794	23,126	10,977	—	53,180
Total	$175,851	$174,413	$101,903	$32,544	$24,817	$227,515	$230,149	$—	$967,192
CRE investment
Grades 1-4	$88,371	$172,181	$133,305	$113,059	$50,947	$215,573	$10,035	$—	$783,471
Grade 5	276	4,359	2,554	2,144	449	17,477	—	—	27,259
Grade 6	—	—	—	1,203	1,097	1,445	206	—	3,951
Grade 7	—	—	—	75	138	3,447	221	—	3,881
Total	$88,647	$176,540	$135,859	$116,481	$52,631	$237,942	$10,462	$—	$818,562
Construction & land development
Grades 1-4	$42,613	$91,176	$43,458	$9,649	$11,607	$12,645	$13,434	$—	$224,582
Grade 5	—	1,566	—	516	843	24	—	—	2,949
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	1,044	—	—	1,044
Total	$42,613	$92,742	$43,458	$10,165	$12,450	$13,713	$13,434	$—	$228,575
Residential construction
Grades 1-4	$24,350	$41,888	$1,252	$150	$340	$1,043	$400	$—	$69,423
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$24,350	$41,888	$1,252	$150	$340	$1,043	$400	$—	$69,423
Residential first mortgage
Grades 1-4	$152,844	$236,331	$135,176	$70,033	$25,878	$155,087	$1,378	$4	$776,731
Grade 5	—	706	519	1,950	—	776	—	—	3,951
Grade 6	—	—	—	729	—	—	—	—	729
Grade 7	—	—	290	353	218	3,319	—	—	4,180
Total	$152,844	$237,037	$135,985	$73,065	$26,096	$159,182	$1,378	$4	$785,591
Residential junior mortgage
Grades 1-4	$3,720	$3,861	$4,980	$2,057	$1,769	$2,874	$125,271	$3,951	$148,483
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	28	—	79	142	—	249
Total	$3,720	$3,861	$4,980	$2,085	$1,769	$2,953	$125,413	$3,951	$148,732
Retail & other
Grades 1-4	$6,572	$9,676	$5,085	$3,855	$1,265	$24,174	$804	$—	$51,431
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	11	2	37	58	—	—	108
Total	$6,572	$9,676	$5,096	$3,857	$1,302	$24,232	$804	$—	$51,539

Total loans	$730,352	$1,136,265	$657,097	$427,476	$262,294	$1,019,497	$741,718	$3,955	$4,978,654

December 31, 2021	Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$282,369	$146,131	$99,702	$69,478	$50,557	$71,247	$288,115	$—	$1,007,599
Grade 5	1,685	1,905	4,369	5,809	4,860	2,097	8,408	—	29,133
Grade 6	598	54	16	687	67	91	391	—	1,904
Grade 7	—	440	692	337	976	743	432	—	3,620
Total	$284,652	$148,530	$104,779	$76,311	$56,460	$74,178	$297,346	$—	$1,042,256
Owner-occupied CRE
Grades 1-4	$154,578	$94,300	$105,226	$92,128	$75,583	$202,816	$6,945	$—	$731,576
Grade 5	7,753	3,019	6,529	2,543	2,515	13,905	656	—	36,920
Grade 6	—	—	1,642	—	20	805	—	—	2,467
Grade 7	—	3,124	1,914	—	3,526	6,672	990	—	16,226
Total	$162,331	$100,443	$115,311	$94,671	$81,644	$224,198	$8,591	$—	$787,189
Agricultural
Grades 1-4	$128,404	$87,844	$28,416	$22,887	$36,298	$86,104	$235,743	$—	$625,696
Grade 5	14,796	4,183	2,391	915	3,912	48,373	26,778	—	101,348
Grade 6	38	38	36	—	86	1,049	85	—	1,332
Grade 7	3,284	3,971	3,490	4,201	7,215	31,672	12,519	—	66,352
Total	$146,522	$96,036	$34,333	$28,003	$47,511	$167,198	$275,125	$—	$794,728
CRE investment
Grades 1-4	$192,274	$139,127	$136,306	$56,148	$65,026	$162,991	$11,289	$—	$763,161
Grade 5	11,081	3,001	6,497	3,945	6,726	17,527	—	—	48,777
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	456	141	1,352	3,943	231	—	6,123
Total	$203,355	$142,128	$143,259	$60,234	$73,104	$184,461	$11,520	$—	$818,061
Construction & land development
Grades 1-4	$81,891	$72,415	$12,547	$19,511	$1,184	$11,274	$10,943	$—	$209,765
Grade 5	640	—	521	919	—	119	—	—	2,199
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	17	1,054	—	—	1,071
Total	$82,531	$72,415	$13,068	$20,430	$1,201	$12,447	$10,943	$—	$213,035
Residential construction
Grades 1-4	$58,352	$9,998	$155	$344	$1,072	$380	$—	$—	$70,301
Grade 5	—	—	52	—	—	—	—	—	52
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$58,352	$9,998	$207	$344	$1,072	$380	$—	$—	$70,353
Residential first mortgage
Grades 1-4	$256,082	$152,932	$168,705	$22,568	$20,147	$82,479	$1,840	$4	$704,757
Grade 5	713	529	3,094	—	—	1,508	—	—	5,844
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	560	225	73	2,524	—	—	3,382
Total	$256,795	$153,461	$172,359	$22,793	$20,220	$86,511	$1,840	$4	$713,983
Residential junior mortgage
Grades 1-4	$3,194	$3,139	$3,021	$1,501	$512	$1,969	$115,817	$1,426	$130,579
Grade 5	—	—	29	—	—	—	439	—	468
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	172	—	23	44	138	—	377
Total	$3,194	$3,139	$3,222	$1,501	$535	$2,013	$116,394	$1,426	$131,424
Retail & other
Grades 1-4	$13,676	$6,886	$5,826	$2,053	$1,882	$20,102	$275	$—	$50,700
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	24	2	19	—	62	—	—	107
Total	$13,676	$6,910	$5,828	$2,072	$1,882	$20,164	$275	$—	$50,807

Total loans	$1,211,408	$733,060	$592,366	$306,359	$283,629	$771,550	$722,034	$1,430	$4,621,836

The following tables present total loans by risk categories.

	June 30, 2022
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$1,060,176	$47,812	$3,339	$7,033	$1,118,360
Owner-occupied CRE	745,627	27,757	2,798	14,498	790,680
Agricultural	812,555	97,433	4,024	53,180	967,192
CRE investment	783,471	27,259	3,951	3,881	818,562
Construction & land development	224,582	2,949	—	1,044	228,575
Residential construction	69,423	—	—	—	69,423
Residential first mortgage	776,731	3,951	729	4,180	785,591
Residential junior mortgage	148,483	—	—	249	148,732
Retail & other	51,431	—	—	108	51,539
Total loans	$4,672,479	$207,161	$14,841	$84,173	$4,978,654
Percent of total	93.8%	4.2%	0.3%	1.7%	100.0%

	December 31, 2021
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$1,007,599	$29,133	$1,904	$3,620	$1,042,256
Owner-occupied CRE	731,576	36,920	2,467	16,226	787,189
Agricultural	625,696	101,348	1,332	66,352	794,728
CRE investment	763,161	48,777	—	6,123	818,061
Construction & land development	209,765	2,199	—	1,071	213,035
Residential construction	70,301	52	—	—	70,353
Residential first mortgage	704,757	5,844	—	3,382	713,983
Residential junior mortgage	130,579	468	—	377	131,424
Retail & other	50,700	—	—	107	50,807
Total loans	$4,294,134	$224,741	$5,703	$97,258	$4,621,836
Percent of total	92.9%	4.9%	0.1%	2.1%	100.0%

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

	June 30, 2022			December 31, 2021
(in thousands)	Performing	Nonaccrual	Total	Performing	Nonaccrual	Total
Commercial & industrial	$—	$194	$194	$—	$197	$197
Owner-occupied CRE	1,710	2,770	4,480	3,466	2,888	6,354
Agricultural	—	14,525	14,525	—	16,835	16,835
CRE investment	—	—	—	918	—	918
Construction & land development	—	308	308	—	308	308
Residential first mortgage	—	14	14	913	15	928
Residential junior mortgage	—	—	—	146	—	146
Total	$1,710	$17,811	$19,521	$5,443	$20,243	$25,686
The following table presents the number of loans modified in a TDR, pre-modification loan balance, and post-modification loan balance by loan composition.

	June 30, 2022			December 31, 2021
($ in thousands)	Number of Loans	Pre-Modification Balance	Current Balance	Number of Loans	Pre-Modification Balance	Current Balance
Commercial & industrial	2	$200	$194	2	$200	$197
Owner-occupied CRE	5	5,138	4,480	6	6,913	6,354
Agricultural	26	16,237	14,525	31	17,228	16,835
CRE investment	—	—	—	1	919	918
Construction & land development	1	533	308	1	533	308
Residential first mortgage	1	17	14	2	931	928
Residential junior mortgage	—	—	—	1	166	146
Total	35	$22,125	$19,521	44	$26,890	$25,686
TDR concessions may include payment schedule modifications, interest rate concessions, maturity date extensions, bankruptcies, or some combination of these concessions. There were no loans which were classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during 2021 or through June 30, 2022. As of June 30, 2022, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.

Note 7 – Goodwill and Other Intangibles and Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life that would affect expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance, on an undiscounted basis, of the underlying operations or assets which give rise to the intangible. Management regularly monitors economic factors for potential impairment indications on the value of our franchise, stability of deposits, and the wealth client base, underlying our goodwill, core deposit intangible, and customer list intangibles, and determined no impairments were indicated. A summary of goodwill and other intangibles was as follows.

(in thousands)	June 30, 2022	December 31, 2021
Goodwill	$317,189	$317,189
Core deposit intangibles	16,928	19,445
Customer list intangibles	2,604	2,858
Other intangibles	19,532	22,303
Goodwill and other intangibles, net	$336,721	$339,492

Goodwill: A summary of goodwill was as follows. During 2021, goodwill increased due to the acquisitions of Mackinac and County. See Note 2 for additional information on the Company’s acquisitions.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2022	December 31, 2021
Goodwill:
Goodwill at beginning of year	$317,189	$163,151
Acquisitions	—	154,038
Goodwill at end of period	$317,189	$317,189
Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. A summary of other intangible assets was as follows. During 2021, core deposit intangibles increased due to the acquisitions of Mackinac and County. See Note 2 for additional information on the Company’s acquisitions.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2022	December 31, 2021
Core deposit intangibles:
Gross carrying amount	$41,360	$41,360
Accumulated amortization	(24,432)	(21,915)
Net book value	$16,928	$19,445
Additions during the period	$—	$13,595
Amortization during the period	$2,517	$2,987
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(2,919)	(2,665)
Net book value	$2,604	$2,858
Amortization during the period	$254	$507
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

	Six Months Ended	Year Ended
(in thousands)	June 30, 2022	December 31, 2021
Mortgage servicing rights asset:
MSR asset at beginning of year	$13,636	$10,230
Capitalized MSR	1,685	4,329
MSR asset acquired	—	1,322
Amortization during the period	(1,413)	(2,245)
MSR asset at end of period	$13,908	$13,636
Valuation allowance at beginning of year	$(1,200)	$(1,000)
Additions	—	(500)
Reversals	700	300
Valuation allowance at end of period	$(500)	$(1,200)
MSR asset, net	$13,408	$12,436
Fair value of MSR asset at end of period	$15,699	$15,599
Residential mortgage loans serviced for others	$1,611,794	$1,583,577
Net book value of MSR asset to loans serviced for others	0.83%	0.79%
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
Loan servicing rights (“LSR”): The Company acquired an LSR asset in connection with its acquisition of County on December 3, 2021 (see Note 2 for additional information on the County acquisition). The LSR asset was $15 million at June 30, 2022, and related to approximately $604 million of unpaid principal balances of loans serviced for others. The LSR asset will be amortized on an accelerated basis over the estimated remaining loan service period as the Company does not expect to add new loans to this servicing portfolio. See Note 9 for additional information on the fair value of the LSR asset.
The following table shows the estimated future amortization expense for amortizing intangible assets and the servicing assets. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of June 30, 2022. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset	LSR asset
Year ending December 31,
2022 (remaining six months)	$2,300	$253	$1,107	$4,175
2023	3,910	483	2,691	6,345
2024	3,135	449	2,587	3,673
2025	2,385	449	1,828	1,020
2026	1,659	249	1,351	—
2027	1,346	166	1,351	—
Thereafter	2,193	555	2,993	—
Total	$16,928	$2,604	$13,908	$15,213

Note 8 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. At both June 30, 2022 and December 31, 2021, the Company did not have any outstanding short-term borrowings.
Long-Term Borrowings:
Long-term borrowings include any borrowing with an original maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	June 30, 2022	December 31, 2021
FHLB advances	$5,000	$25,000
Junior subordinated debentures	39,305	38,885
Subordinated notes	152,658	153,030
Total long-term borrowings	$196,963	$216,915
FHLB Advances: The Federal Home Loan Bank (“FHLB”) advances bear fixed rates, require interest-only monthly payments, and have maturity dates through March 2025. The weighted average rate of the FHLB advances was 1.55% at June 30, 2022 and 0.59% at December 31, 2021.
Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debenture. All the junior subordinated debentures are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. At June 30, 2022 and December 31, 2021, approximately $38 million and $37 million, respectively, of trust preferred securities qualify as Tier 1 capital.

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
The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of June 30, 2022				As of December 31, 2021
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs (1)	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (2)	12/15/2035	3.26%	$10,310	$(2,674)	$7,636	1.63%	$7,537
Baylake Capital Trust II (3)	9/30/2036	3.60%	16,598	(3,292)	13,306	1.57%	13,187
First Menasha Statutory Trust (4)	3/17/2034	4.82%	5,155	(509)	4,646	3.01%	4,624
County Bancorp Statutory Trust II (5)	9/15/2035	3.36%	6,186	(1,044)	5,142	1.73%	5,061
County Bancorp Statutory Trust III (6)	6/15/2036	3.52%	6,186	(987)	5,199	1.89%	5,121
Fox River Valley Capital Trust (7)	5/30/2033	6.40%	3,610	(234)	3,376	6.40%	3,355
Total			$48,045	$(8,740)	$39,305		$38,885
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$100,000	$(838)	$99,162	3.13%	$99,057
County Subordinated Notes due 2028	6/1/2028	5.88%	30,000	280	30,280	5.88%	30,402
County Subordinated Notes due 2030	6/30/2030	7.00%	22,400	816	23,216	7.00%	23,571
Total			$152,400	$258	$152,658		$153,030
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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
June 30, 2022
U.S. government agency securities	$183,849	$—	$183,849	$—
State, county and municipals	271,502	—	269,621	1,881
Mortgage-backed securities	226,248	—	225,268	980
Corporate debt securities	131,649	—	127,056	4,593
Securities AFS	$813,248	$—	$805,794	$7,454
Other investments (equity securities)	$4,793	$4,793	$—	$—
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
December 31, 2021
U.S. government agency securities	$191,277	$—	$191,277	$—
State, county and municipals	312,737	—	310,316	2,421
Mortgage-backed securities	271,262	—	270,260	1,002
Corporate debt securities	146,385	—	141,743	4,642
Securities AFS	$921,661	$—	$913,596	$8,065
Other investments (equity securities)	$5,660	$5,660	$—	$—
Derivative assets	1,064	—	1,064	—
Derivative liabilities	1,064	—	1,064	—
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds and mortgage-backed securities. At June 30, 2022 and December 31, 2021, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities. The fair value of the derivative assets and liabilities is determined using a discounted cash flow analysis of the expected cash flows of each derivative, which considers the contractual terms of the underlying derivative financial instrument and observable market-based inputs, such as interest rate curves.
The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

	Six Months Ended	Year Ended
Level 3 Fair Value Measurements:	June 30, 2022	December 31, 2021
Balance at beginning of year	$8,065	$3,130
Acquired balance	—	4,935
Maturities / Paydowns	(442)	—
Unrealized gain / (loss)	(169)	—
Balance at end of period	$7,454	$8,065

Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
June 30, 2022
Collateral dependent loans	$31,592	$—	$—	$31,592
Other real estate owned (“OREO”)	5,006	—	—	5,006
MSR asset	13,408	—	—	13,408
LSR asset	15,213	—	—	15,213
December 31, 2021
Collateral dependent loans	$36,230	$—	$—	$36,230
OREO	11,955	—	—	11,955
MSR asset	12,436	—	—	12,436
LSR asset	20,055	—	—	20,055
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
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

June 30, 2022
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$181,017	$181,017	$181,017	$—	$—
Certificates of deposit in other banks	15,502	15,462	—	15,462	—
Securities AFS	813,248	813,248	—	805,794	7,454
Securities HTM	695,812	650,233	—	650,233	—
Other investments, including equity securities	53,269	53,269	4,793	39,387	9,089
Loans held for sale	5,084	5,190	—	5,190	—
Loans, net	4,927,999	4,818,422	—	—	4,818,422
MSR asset	13,408	15,699	—	—	15,699
LSR asset	15,213	15,213	—	—	15,213
Accrued interest receivable	16,008	16,008	16,008	—	—
Financial liabilities:
Deposits	$6,286,266	$6,281,308	$—	$—	$6,281,308
Long-term borrowings	196,963	192,447	—	5,001	187,446
Accrued interest payable	2,668	2,668	2,668	—	—

December 31, 2021
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$595,292	$595,292	$595,292	$—	$—
Certificates of deposit in other banks	21,920	22,236	—	22,236	—
Securities AFS	921,661	921,661	—	913,596	8,065
Securities HTM	651,803	648,394	—	648,394	—
Other investments, including equity securities	44,008	44,008	5,660	32,110	6,238
Loans held for sale	6,447	6,616	—	6,616	—
Loans, net	4,572,164	4,606,851	—	—	4,606,851
MSR asset	12,436	15,599	—	—	15,599
LSR asset	20,055	20,055	—	—	20,055
Accrued interest receivable	15,277	15,277	15,277	—	—
Financial liabilities:
Deposits	$6,465,916	$6,463,064	$—	$—	$6,463,064
Long-term borrowings	216,915	216,092	—	25,097	190,995
Accrued interest payable	3,078	3,078	3,078	—	—
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
Forward-Looking Statements
Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements are neither statements of historical fact nor assurance of future performance and generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events (including the expected closing date of the merger with Charter Bankshares, Inc. (“Charter”) and number of shares to be issued in connection with that merger), and statements about our future performance, operations, products and services, and should be viewed with caution. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those implied or anticipated by the statements. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors, many of which are beyond Nicolet’s control, that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Item 1A, “Risk Factors” of Nicolet’s 2021 Annual Report on Form 10-K include, but are not necessarily limited to the following:
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
•each of the factors and risks under Item 1A, “Risk Factors” of Nicolet’s 2021 Annual Report on Form 10-K and in subsequent filings we make with the SEC; and
•risks related to our proposed merger with Charter, including:
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
◦failure to receive or satisfy required shareholder or other approvals, consents, waivers and/or non-objections or other conditions to the closing;
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

Overview
The following discussion is management’s analysis of the consolidated financial condition as of June 30, 2022 and December 31, 2021 and results of operations for the three and six-month periods ended June 30, 2022 and 2021. It should be read in conjunction with Nicolet’s audited consolidated financial statements included in Nicolet’s 2021 Annual Report on Form 10-K.

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

Economic Outlook
Growth in economic activity and demand for goods and services, combined with labor shortages, supply chain complications and geopolitical matters, have contributed to rising inflation. In response, the Federal Reserve has raised interest rates from a target range of 0.00%-0.25% in early March 2022 to 2.25%-2.50% at the end of July 2022. In addition, the Federal Reserve has signaled that it anticipates additional increases in the target range are likely to mitigate the hardships caused by the ongoing Russia-Ukraine conflict, continued supply chain disruptions, and increased inflationary pressure. The tightening of the Federal Reserve’s monetary policies, including these increases in the target range and the tapering of the Federal Reserve’s balance sheet, combined with ongoing economic and political instability, increases the risk of an economic recession. While forecasts vary, many economists are projecting that U.S. economic growth will slow and inflation will remain elevated in the coming quarters, potentially resulting in a contraction of the U.S. gross domestic output by 2023, if not earlier. The timing and impact of inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict.

Proposed Merger with Charter
On March 29, 2022, Nicolet entered into an Agreement and Plan of Merger with Charter (the “Charter Merger Agreement”), a bank holding company headquartered in Eau Claire, Wisconsin, with total assets of $1.1 billion at March 31, 2022. The merger is expected to close in the third quarter of 2022, subject to customary closing conditions. Under the terms of the Charter Merger Agreement, each outstanding share of Charter common stock will be converted into the right to receive 15.458 shares of Nicolet common stock and $475 in cash. As a result, we expect to issue approximately 1.26 million shares of Nicolet common stock and $38.8 million in cash for the acquisition of Charter.

Table 1: Earnings Summary and Selected Financial Data
	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2022	3/31/2022	12/31/2021	9/30/2021	6/30/2021	6/30/2022	6/30/2021
Results of operations:
Net interest income	$55,084	$53,795	$53,559	$35,184	$35,571	$108,879	$69,212
Provision for credit losses	750	300	8,400	6,000	—	1,050	500
Noninterest income	14,131	15,943	16,064	13,996	20,178	30,074	37,304
Noninterest expense	36,538	37,550	39,408	33,061	30,747	74,088	56,828
Income before income tax expense	31,927	31,888	21,815	10,119	25,002	63,815	49,188
Income tax expense	7,942	7,724	5,510	2,295	6,718	15,666	12,665
Net income	$23,985	$24,164	$16,305	$7,824	$18,284	$48,149	$36,523
Earnings per common share:
Basic	$1.79	$1.77	$1.29	$0.75	$1.85	$3.56	$3.67
Diluted	$1.73	$1.70	$1.25	$0.73	$1.77	$3.43	$3.52
Common Shares:
Basic weighted average	13,402	13,649	12,626	10,392	9,902	13,525	9,949
Diluted weighted average	13,852	14,215	13,049	10,776	10,326	14,035	10,365
Outstanding (period end)	13,407	13,457	13,994	11,952	9,843	13,407	9,843
Period-End Balances:
Loans	$4,978,654	$4,683,315	$4,621,836	$3,533,198	$2,820,331	$4,978,654	$2,820,331
Allowance for credit losses - loans	50,655	49,906	49,672	38,399	32,561	50,655	32,561
Total assets	7,370,252	7,320,212	7,695,037	6,407,820	4,587,347	7,370,252	4,587,347
Deposits	6,286,266	6,231,120	6,465,916	5,428,774	3,939,022	6,286,266	3,939,022
Stockholders’ equity (common)	839,387	836,310	891,891	729,278	559,395	839,387	559,395
Book value per common share	62.61	62.15	63.73	61.01	56.83	62.61	56.83
Tangible book value per common share (2)	37.49	37.03	39.47	38.43	39.18	37.49	39.18
Financial Ratios: (1)
Return on average assets	1.32%	1.30%	0.96%	0.59%	1.62%	1.31%	1.63%
Return on average common equity	11.48	11.38	8.24	5.10	13.31	11.43	13.45
Return on average tangible common equity (2)	19.21	18.75	13.19	7.62	19.46	18.98	19.73
Stockholders' equity to assets	11.39	11.42	11.59	11.38	12.19	11.39	12.19
Tangible common equity to tangible assets (2)	7.15	7.14	7.51	7.48	8.74	7.15	8.74
Reconciliation of Non-GAAP Financial Measures:
Adjusted net income reconciliation (3)
Net income (GAAP)	$23,985	$24,164	$16,305	$7,824	$18,284	$48,149	$36,523
Adjustments:
Provision expense related to merger	—	—	8,400	6,000	—	—	—
Assets (gains) losses, net	(1,603)	(1,313)	(465)	1,187	(4,192)	(2,916)	(4,903)
Merger-related expense	555	98	2,202	2,793	656	653	656
Branch closure expense	—	—	—	944	—	—	—
Adjustments subtotal	(1,048)	(1,215)	10,137	10,924	(3,536)	(2,263)	(4,247)
Tax on Adjustments (25% effective tax rate)	(262)	(304)	2,534	2,731	(884)	(566)	(1,062)
Adjustments, net of tax	(786)	(911)	7,603	8,193	(2,652)	(1,697)	(3,185)
Adjusted net income (Non-GAAP)	$23,199	$23,253	$23,908	$16,017	$15,632	$46,452	$33,338
Adjusted diluted EPS (Non-GAAP)	$1.67	$1.64	$1.83	$1.49	$1.51	$3.31	$3.22
Tangible Assets:
Total assets	$7,370,252	$7,320,212	$7,695,037	$6,407,820	$4,587,347
Goodwill and other intangibles, net	336,721	338,068	339,492	269,954	173,711
Tangible assets	$7,033,531	$6,982,144	$7,355,545	$6,137,866	$4,413,636
Tangible Common Equity:
Stockholders’ equity (common)	$839,387	$836,310	$891,891	$729,278	$559,395
Goodwill and other intangibles, net	336,721	338,068	339,492	269,954	173,711
Tangible common equity	$502,666	$498,242	$552,399	$459,324	$385,684
Average Tangible Common Equity:
Stockholders’ equity (common)	$837,975	$861,319	$784,666	$608,946	$550,974	$849,582	$547,775
Goodwill and other intangibles, net	337,289	338,694	294,051	201,748	174,026	337,988	174,424
Average tangible common equity	$500,686	$522,625	$490,615	$407,198	$376,948	$511,594	$373,351
(1) Income statement-related ratios for partial-year periods are annualized.
(2) The ratios of tangible book value per common share, return on average tangible common equity, and tangible common equity to tangible assets are non-GAAP financial measures that exclude goodwill and other intangibles, net. These financial ratios have been included as management considers them to be useful metrics with which to analyze and evaluate financial condition and capital strength. See section “Non-GAAP Financial Measures” below.
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
Performance Summary
Net income was $48.1 million for the six months ended June 30, 2022, compared to $36.5 million for the six months ended June 30, 2021. Earnings per diluted common share was $3.43 for the first six months of 2022, compared to $3.52 for the first six months of 2021.
•Net interest income was $108.9 million for the first six months of 2022, up $39.7 million (57%) over the first six months of 2021. Interest income grew $42.3 million attributable to favorable volumes (mostly higher loan volumes), partly offset by net unfavorable rates (as loans reprice at varying intervals to reflect the recent Federal Reserve interest rate increases). Interest expense increased $2.6 million between the six-month periods mostly from the larger funding base. Net interest margin was 3.29% for the six months ended June 30, 2022, compared to 3.38% for the six months ended June 30, 2021. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”
•Noninterest income was $30.1 million for the first six months of 2022, down $7.2 million (19%) from the comparable 2021 period, with lower net mortgage income and other income partly offset by growth in most other noninterest income categories. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”
•Noninterest expense was $74.1 million, $17.3 million (30%) higher than the first six months of 2021. Personnel costs increased $8.7 million, and non-personnel expenses combined increased $8.6 million (35%) over the comparable 2021 period. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”
•Nonperforming assets were $42 million, representing 0.56% of total assets at June 30, 2022, compared to 0.73% at December 31, 2021 and 0.21% at June 30, 2021. For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”
•At June 30, 2022, assets were $7.4 billion, down $0.3 billion (4%) from December 31, 2021, mostly cash and cash equivalents. Total assets increased $2.8 billion (61%) from June 30, 2021, mainly due to the acquisitions of Mackinac and County. For additional balance sheet discussion see “Balance Sheet Analysis.”
•At June 30, 2022, loans were $5.0 billion, $357 million (8%) higher than December 31, 2021 on solid loan growth. Total loans were $2.2 billion (77%) higher than June 30, 2021, largely due to the acquisitions of Mackinac and County. On average, loans grew $1.9 billion (67%) over the first six months of 2021. For additional information regarding loans, see “Balance Sheet Analysis — Loans.”
•Total deposits were $6.3 billion at June 30, 2022, a decrease of $180 million (3%) from December 31, 2021 on lower core customer deposits. Total deposits were $2.3 billion (60%) higher than June 30, 2021, largely due to the Mackinac and County acquisitions. Year-to-date average deposits were $2.4 billion (62%) higher than the first six months of 2021. For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Six Months Ended June 30,
	2022			2021
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Commercial PPP Loans	$9,395	$1,390	29.41%	$206,066	$8,813	8.51%
All other commercial-based loans	3,970,704	86,208	4.32%	2,142,902	49,086	4.56%
Retail-based loans	783,974	16,720	4.27%	498,536	11,114	4.46%
Total loans, including loan fees (1)(2)	4,764,073	104,318	4.36%	2,847,504	69,013	4.83%
Investment securities:
Taxable	1,388,630	10,262	1.48%	391,601	3,874	1.98%
Tax-exempt (2)	185,689	2,022	2.18%	141,412	1,509	2.13%
Total investment securities	1,574,319	12,284	1.56%	533,013	5,383	2.02%
Other interest-earning assets	306,662	1,607	1.05%	719,036	1,271	0.35%
Total non-loan earning assets	1,880,981	13,891	1.48%	1,252,049	6,654	1.06%
Total interest-earning assets	6,645,054	$118,209	3.54%	4,099,553	$75,667	3.68%
Other assets, net	750,693			421,866
Total assets	$7,395,747			$4,521,419
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$831,335	$339	0.08%	$561,392	$172	0.06%
Interest-bearing demand	1,020,273	1,499	0.30%	665,646	1,429	0.43%
Money market accounts (“MMA”)	1,482,431	823	0.11%	851,655	227	0.05%
Core time deposits	563,846	833	0.30%	313,123	1,536	0.99%
Total interest-bearing core deposits	3,897,885	3,494	0.18%	2,391,816	3,364	0.28%
Brokered deposits	441,316	1,108	0.51%	285,029	1,991	1.41%
Total interest-bearing deposits	4,339,201	4,602	0.21%	2,676,845	5,355	0.40%
Wholesale funding	214,767	3,963	3.69%	47,487	616	2.58%
Total interest-bearing liabilities	4,553,968	8,565	0.38%	2,724,332	5,971	0.44%
Noninterest-bearing demand deposits	1,950,528			1,209,718
Other liabilities	41,669			39,594
Stockholders’ equity	849,582			547,775
Total liabilities and stockholders’ equity	$7,395,747			$4,521,419
Interest rate spread			3.16%			3.24%
Net free funds			0.13%			0.14%
Tax-equivalent net interest income and net interest margin		$109,644	3.29%		$69,696	3.38%
Tax-equivalent adjustment		$765			$484
Net interest income		$108,879			$69,212
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis (Continued)

	For the Three Months Ended June 30,
	2022			2021
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Commercial PPP Loans	$5,333	$13	0.93%	$205,639	$4,862	9.35%
All other commercial-based loans	4,033,469	44,388	4.35%	2,159,774	24,645	4.51%
Retail-based loans	799,733	8,583	4.29%	503,692	5,622	4.47%
Total loans, including loan fees (1)(2)	4,838,535	52,984	4.34%	2,869,105	35,129	4.85%
Investment securities:
Taxable	1,390,642	5,135	1.48%	400,646	2,060	2.06%
Tax-exempt (2)	182,385	991	2.17%	136,986	734	2.15%
Total investment securities	1,573,027	6,126	1.56%	537,632	2,794	2.08%
Other interest-earning assets	168,082	790	1.87%	702,657	616	0.35%
Total non-loan earning assets	1,741,109	6,916	1.59%	1,240,289	3,410	1.10%
Total interest-earning assets	6,579,644	$59,900	3.61%	4,109,394	$38,539	3.72%
Other assets, net	693,575			418,445
Total assets	$7,273,219			$4,527,839
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$841,109	$234	0.11%	$586,590	$92	0.06%
Interest-bearing demand	988,820	798	0.32%	657,979	670	0.41%
MMA	1,424,995	500	0.14%	846,114	104	0.05%
Core time deposits	532,179	325	0.24%	297,047	657	0.89%
Total interest-bearing core deposits	3,787,103	1,857	0.20%	2,387,730	1,523	0.26%
Brokered deposits	423,372	553	0.52%	253,816	910	1.44%
Total interest-bearing deposits	4,210,475	2,410	0.23%	2,641,546	2,433	0.37%
Wholesale funding	214,975	2,032	3.77%	43,325	303	2.76%
Total interest-bearing liabilities	4,425,450	4,442	0.40%	2,684,871	2,736	0.41%
Noninterest-bearing demand deposits	1,977,569			1,256,251
Other liabilities	32,225			35,743
Stockholders’ equity	837,975			550,974
Total liabilities and stockholders’ equity	$7,273,219			$4,527,839
Interest rate spread			3.21%			3.31%
Net free funds			0.13%			0.14%
Tax-equivalent net interest income and net interest margin		$55,458	3.34%		$35,803	3.45%
Tax-equivalent adjustment		$374			$232
Net interest income		$55,084			$35,571
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended June 30, 2022 Compared to June 30, 2021:			For the Six Months Ended June 30, 2022 Compared to June 30, 2021:
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Commercial PPP Loans	$(2,519)	$(2,330)	$(4,849)	$(14,193)	$6,770	$(7,423)
All other commercial-based loans	21,272	(1,529)	19,743	50,668	(13,546)	37,122
Retail-based loans	3,161	(200)	2,961	6,071	(465)	5,606
Total loans (2)	21,914	(4,059)	17,855	42,546	(7,241)	35,305
Investment securities:
Taxable	3,104	(29)	3,075	6,303	85	6,388
Tax-exempt (2)	247	10	257	481	32	513
Total investment securities	3,351	(19)	3,332	6,784	117	6,901
Other interest-earning assets	(71)	245	174	25	311	336
Total non-loan earning assets	3,280	226	3,506	6,809	428	7,237
Total interest-earning assets	$25,194	$(3,833)	$21,361	$49,355	$(6,813)	$42,542
Interest-bearing liabilities
Savings	$51	$91	$142	$99	$68	$167
Interest-bearing demand	288	(160)	128	611	(541)	70
MMA	107	289	396	242	354	596
Core time deposits	323	(655)	(332)	770	(1,473)	(703)
Total interest-bearing core deposits	769	(435)	334	1,722	(1,592)	130
Brokered deposits	409	(766)	(357)	769	(1,652)	(883)
Total interest-bearing deposits	1,178	(1,201)	(23)	2,491	(3,244)	(753)
Wholesale funding	1,628	101	1,729	3,202	145	3,347
Total interest-bearing liabilities	2,806	(1,100)	1,706	5,693	(3,099)	2,594
Net interest income	$22,388	$(2,733)	$19,655	$43,662	$(3,714)	$39,948
(1)The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

The Federal Reserve raised short-term interest rates 25 bps in March 2022, followed by a 50 bps increase in May 2022 and a 75 bps increase in June 2022, for a total increase in short-term interest rates of 150 bps since year-end 2021. Prior to this, short-term interest rates remained steady since March 2020.
Tax-equivalent net interest income was $109.6 million for the first six months of 2022, comprised of net interest income of $108.9 million ($39.7 million or 57% higher than the first six months of 2021), and a $0.8 million tax-equivalent adjustment. The $39.9 million increase in tax-equivalent net interest income was attributable to net favorable volumes (which added $43.7 million, mostly from interest-earning asset volumes added with the Mackinac and County acquisitions, as well as solid loan growth and strategic investment purchases) and net unfavorable rates (which decreased net interest income $3.7 million from competitive pricing pressure and the lag in repricing to current market interest rates).
Average interest-earning assets increased to $6.6 billion, up $2.5 billion (62%) over the 2021 comparable period, primarily due to the acquisitions of Mackinac and County (in September 2021 and December 2021, respectively). Between the comparable first half periods, average loans increased $1.9 billion (67%), mostly due to the Mackinac and County acquisitions, which added loans of $0.9 billion and $1.0 billion, respectively, at acquisition. In addition, average loans reflected strong organic loan growth and the repurchase of previously participated agricultural loans, which more than offset the reduction in PPP loans from continued loan forgiveness. Average investment securities increased $1.0 billion between the comparable first half periods, partly due to the acquisitions of Mackinac and County, and partly due to the strategic re-investment of approximately $0.5 billion excess cash liquidity into U.S. Treasury securities of varying yields and durations during fourth quarter 2021. Other interest-earning assets declined $0.4 billion with the additional assets added with the 2021 acquisitions, more than offset by lower cash mostly from the re-investment of excess cash liquidity noted above. As a result, the mix of average interest-earning assets shifted to 72% loans, 24% investments and 4% other interest-earning assets (mostly cash) for first half 2022, compared to 69%, 13% and 18%, respectively, for first half 2021.

Average interest-bearing liabilities were $4.6 billion for first half 2022, an increase of $1.8 billion (67%) over first half 2021, primarily due to the acquisitions of Mackinac and County. Average interest-bearing core deposits increased $1.5 billion and average brokered deposits increased $156 million between the comparable first half periods largely due to the Mackinac and County acquisitions. Other interest-bearing liabilities grew $167 million between the comparable first half periods, partly due to the private placement of $100 million in fixed-to-floating rate subordinated notes in July 2021, and partly due to wholesale funding acquired with the Mackinac and County acquisitions. The mix of average interest-bearing liabilities was 86% core deposits, 10% brokered deposits and 4% other funding for the first half 2022, compared to 88%, 10% and 2%, respectively, for the first half 2021.
Between the comparable first half periods, the interest rate spread decreased 8 bps. The first half 2022 interest-earning asset yield declined 14 bps to 3.54%, reflecting the decline in the average yield of loans and investment securities, as well as the changing mix of interest-earning assets (mostly the reduction in cash due to the re-investment of excess cash liquidity noted above). The loan yield declined 47 bps to 4.36% between the comparable first half periods, largely due to the impact of the low interest rate environment through early 2022 and competitive pricing pressures on new, renewed, and variable rate loans, while the yield on investment securities declined 46 bps to 1.56%, also attributable to the low interest rate environment through early 2022, as well as the strategic re-investment of cash into lower yielding U.S. Treasury securities. The 2022 cost of funds declined 6 bps to 0.38%, largely from lower rates on core interest-bearing deposits and brokered deposits. The contribution from net free funds decreased 1 bps, due mostly to the reduced value in the low interest rate environment, though offset partly by the 52% increase in average net free funds (largely from higher average noninterest-bearing demand deposits and stockholders’ equity) between the first half periods. As a result, the tax-equivalent net interest margin was 3.29% for first half 2022, down 9 bps compared to 3.38% for first half 2021.
Tax-equivalent interest income was $118.2 million for first half 2022, up $42.5 million from first half 2021, comprised of $49.4 million higher volumes, partly offset by lower average rates. Interest income on loans increased $35.3 million over first half 2021, mostly due to higher average balances from the Mackinac and County acquisitions, as well as solid loan growth. Between the comparable first half periods, interest income on investment securities grew $6.9 million, also attributable to the Mackinac and County acquisitions, as well as the re-investment of excess cash liquidity (noted above). Interest expense increased to $8.6 million for first half 2022, up $2.6 million compared to first half 2021, comprised of $5.7 million higher volumes, partly offset by $3.1 million from lower overall cost of funds. Interest expense on deposits decreased $0.8 million (14%) from first half 2021 given higher average interest-bearing deposit balances at a lower cost as product rate changes were made during 2021 in the low rate environment, and brokered deposits cost less largely from maturities of higher-costing term brokered funds procured under competitive conditions in mid-2020 during the pandemic. Interest expense on other interest-bearing liabilities increased between the comparable first half periods, mostly due to higher average balances from the July 2021 subordinated notes issuance, as well as wholesale funding acquired with the 2021 acquisitions.
Provision for Credit Losses
The provision for credit losses was $1.1 million for the six months ended June 30, 2022 (comprised of $0.9 million related to the ACL-Loans and $0.2 million for the ACL on unfunded commitments), compared to $0.5 million for the six months ended June 30, 2021 (all related to the ACL-Loans).
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

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Trust services fee income	$2,004	$1,906	$98	5%	$4,015	$3,681	$334	9%
Brokerage fee income	2,988	2,991	(3)	—	6,676	5,784	892	15
Mortgage income, net	2,205	5,599	(3,394)	(61)	5,458	12,829	(7,371)	(57)
Service charges on deposit accounts	1,536	1,136	400	35	3,013	2,227	786	35
Card interchange income	2,950	2,266	684	30	5,531	4,193	1,338	32
BOLI income	768	559	209	37	1,701	1,086	615	57
LSR income, net	(143)	—	(143)	N/M	(525)	—	(525)	N/M
Other income	220	1,529	(1,309)	(86)	1,289	2,601	(1,312)	(50)
Noninterest income without net gains	12,528	15,986	(3,458)	(22)	27,158	32,401	(5,243)	(16)
Asset gains (losses), net	1,603	4,192	(2,589)	(62)	2,916	4,903	(1,987)	(41)
Total noninterest income	$14,131	$20,178	$(6,047)	(30)%	$30,074	$37,304	$(7,230)	(19)%
Trust services fee income & Brokerage fee income combined	$4,992	$4,897	$95	2%	$10,691	$9,465	$1,226	13%
N/M means not meaningful.
Noninterest income was $30.1 million for first half 2022, a decrease of $7.2 million (19%) compared to $37.3 million for first half 2021, with lower net mortgage income and other income partly offset by growth in most other noninterest income categories.
Trust services fee income and brokerage fee income combined were $10.7 million, up $1.2 million (13%) over first half 2021, consistent with the growth in accounts and assets under management, though tempered by unfavorable market-related declines.
Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSR”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $5.5 million, decreased $7.4 million (57%) between the comparable six-month periods, mostly due to the rising interest rate environment reducing secondary market volumes and the related gains on sales. Gains on sales and capitalized gains combined decreased $8.1 million and the fair value of the mortgage derivatives decreased $0.4 million, while MSR impairment was $1.2 million favorable on slower paydown activity. See also “Lending-Related Commitments” and Note 7, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.
Service charges on deposit accounts were up $0.8 million to $3.0 million for the six months ended June 30, 2022, mostly due to the larger deposit base from the 2021 acquisitions.
Card interchange income grew $1.3 million (32%) between the comparable six-month periods due to higher volume and activity.
BOLI income was up $0.6 million between the comparable six-month periods, attributable to higher average balances from BOLI acquired with the 2021 acquisitions.
Loan servicing rights (“LSR”) income includes agricultural loan servicing fees net of the related LSR amortization. Nicolet is not adding new loans to this servicing portfolio and repurchased approximately $100 million of these previously participated loans during second quarter 2022; thus, the LSR amortization is currently outpacing the loan servicing fees. See also Note 7, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional information on the LSR asset.
Other income of $1.3 million for the six months ended June 30, 2022 was down $1.3 million from the comparable 2021 period, largely due to unfavorable changes in the fair value of nonqualified deferred compensation plan assets from the recent market declines, partly offset by new revenue from crop insurance sales (related to the County acquisition). See also “Noninterest Expense” for discussion on the offsetting fair value change to the nonqualified deferred compensation plan liabilities.

Net asset gains of $2.9 million for first half 2022 were primarily attributable to gains on sales of other real estate owned (mostly closed bank branch locations), while net asset gains of $4.9 million for first half 2021 were primarily attributable to favorable fair value marks on equity securities.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Personnel	$19,681	$17,084	$2,597	15%	$40,872	$32,200	$8,672	27%
Occupancy, equipment and office	6,891	4,053	2,838	70	13,835	8,190	5,645	69
Business development and marketing	2,057	1,210	847	70	3,888	2,199	1,689	77
Data processing	3,596	2,811	785	28	6,983	5,469	1,514	28
Intangibles amortization	1,347	790	557	71	2,771	1,642	1,129	69
FDIC assessments	480	480	—	—	960	1,075	(115)	(11)
Merger-related expense	555	656	(101)	(15)	653	656	(3)	—
Other expense	1,931	3,663	(1,732)	(47)	4,126	5,397	(1,271)	(24)
Total noninterest expense	$36,538	$30,747	$5,791	19%	$74,088	$56,828	$17,260	30%
Non-personnel expenses	$16,857	$13,663	$3,194	23%	$33,216	$24,628	$8,588	35%
Average full-time equivalent (“FTE”) employees	850	570	280	49%	842	564	278	49%

Noninterest expense was $74.1 million, an increase of $17.3 million (30%) over first half 2021. Personnel costs increased $8.7 million (27%), while non-personnel expenses combined increased $8.6 million (35%) compared to first half 2021.
Personnel expense was $40.9 million for the six months ended June 30, 2022, an increase of $8.7 million from the comparable period in 2021. Salary expense increased $11.0 million (60%) over first half 2021, reflecting higher salaries from the larger employee base (with average full-time equivalent employees up 49%, mostly due to the 2021 acquisitions) as well as merit increases between the years. Salary expense also reflected increases in hourly pay and base salaries effective at the end of March 2022, which benefited 67% of our employee base. Fringe benefits increased $1.6 million (35%) over first half 2021, mostly due to the larger employee base. Personnel expense was also impacted by the change in the fair value of nonqualified deferred compensation plan liabilities from the recent market declines. See also “Noninterest Income” for discussion on the offsetting fair value change to the nonqualified deferred compensation plan assets.
Occupancy, equipment and office expense was $13.8 million for first half 2022, up $5.6 million (69%) compared to first half 2021, largely due to the expanded branch network with the Mackinac and County acquisitions, as well as additional expense for software and technology solutions.
Business development and marketing expense was $3.9 million, up $1.7 million (77%), between the comparable six-month periods, largely due to the higher travel and entertainment expenses, as well as additional marketing donations, promotions, and media to support our expanded branch network and community base.
Data processing expense was $7.0 million, up $1.5 million (28%) between the comparable six-month periods, mostly due to volume-based increases in core processing charges, including the larger operating base following the Mackinac and County acquisitions.
Intangibles amortization increased $1.1 million between the comparable first half periods due to higher amortization from the intangibles added with the 2021 acquisitions.
Other expense was $4.1 million, down $1.3 million (24%) between the comparable six-month periods, mostly due to a $2.1 million contract termination charge incurred in 2021 and lower professional fees (related to the 2021 subordinated notes issuance), partly offset by costs to carry closed bank branches and overall higher expenses related to our larger operating base.

Income Taxes
Income tax expense was $15.7 million (effective tax rate of 24.5%) for first half 2022, compared to $12.7 million (effective tax rate of 25.7%) for the comparable period of 2021.

Income Statement Analysis – Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021
Net income was $24.0 million for the three months ended June 30, 2022, compared to $18.3 million for the three months ended June 30, 2021. Earnings per diluted common share was $1.73 for second quarter 2022, compared to $1.77 for second quarter 2021.
Tax-equivalent net interest income was $55.5 million for second quarter 2022, comprised of net interest income of $55.1 million ($19.5 million or 55% over second quarter 2021), and a tax-equivalent adjustment of $0.4 million. Tax-equivalent interest income increased $21.4 million between the second quarter periods, with $25.2 million from stronger volumes (led by average loans which grew $2.0 billion or 69% over second quarter 2021, mostly due to the acquisitions of Mackinac and County), partly offset by $3.8 million from lower yields. Average investment securities increased $1.0 billion between the comparable second quarter periods, partly due to the acquisitions of Mackinac and County, and partly due to the strategic re-investment of approximately $0.5 billion excess cash liquidity into U.S. Treasury securities of varying yields and durations during fourth quarter 2021. Interest expense increased $1.7 million from second quarter 2021, with the impact of the higher average deposit balances partly offset a lower overall cost on deposits. For additional information regarding average balances, net interest income and net interest margin, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”
The net interest margin for second quarter 2022 was 3.34%, down from 3.45% for second quarter 2021, influenced by timing of recent interest rate increases and the changing balance sheet mix. The yield on interest-earning assets of 3.61% declined 11 bps from second quarter 2021. The yield on loans was 4.34%, 51 bps lower than second quarter 2021, largely due to the impact of the low interest rate environment throughout 2021 and competitive pricing pressures on new, renewed, and variable loans, as well as the continued reduction in PPP loans due to loan forgiveness. The cost of funds of 0.40% declined 1 bps between the comparable quarters mostly due to lower rates on core interest-bearing deposits and brokered deposits.
Provision for credit losses was $0.8 million for second quarter 2022 (comprised of $0.6 million related to the ACL-Loans, and $0.2 million for the ACL on unfunded commitments), compared to no provision for credit losses for second quarter 2021. The 2022 provision for credit losses was attributable to strong loan growth, solid asset quality trends, and negligible net charge-offs, while the 2021 provision for credit losses was due to improving asset quality trends and minimal net charge-offs. For additional information regarding the allowance for credit losses-loans and asset quality, see “BALANCE SHEET ANALYSIS — Allowance for Credit Losses - Loans” and “BALANCE SHEET ANALYSIS — Nonperforming Assets.”
Noninterest income was $14.1 million for second quarter 2022, a decrease of $6.0 million (30%) from second quarter 2021. Net mortgage income of $2.2 million for second quarter 2022 was down $3.4 million (61%) from second quarter 2021, primarily due to the rising interest rate environment reducing secondary market volumes and the related gains on sales. Trust services fee income and brokerage fee income combined was up $0.1 million (2%), consistent with the growth in accounts and assets under management, though tempered by unfavorable market-related declines. Service charges on deposit accounts grew $0.4 million to $1.5 million for second quarter 2022, mostly due to the larger deposit base from the 2021 acquisitions. Card interchange income grew $0.7 million (30%) due to higher volume and activity. Other income declined $1.3 million from second quarter 2021, largely due to unfavorable changes in the fair value of nonqualified deferred compensation plan assets from the recent market declines. Net asset gains of $1.6 million in second quarter 2022 were were primarily attributable to gains on sales of other real estate owned (mostly closed bank branch locations), while net asset gains of $4.2 million in second quarter 2021 were primarily attributable to favorable fair value marks on equity securities. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”
Noninterest expense was $36.5 million for second quarter 2022, an increase of $5.8 million (19%) from second quarter 2021, including a $2.6 million increase in personnel expense and a $3.2 million increase in non-personnel expenses. The increase in personnel was due to higher salaries and fringe benefits from the larger employee base, partly offset by the change in fair value of nonqualified deferred compensation plan liabilities from recent market declines. Occupancy, equipment, and office of $6.9 million was up $2.8 million (70%), largely due to the expanded branch network with the Mackinac and County acquisitions, as well as additional expense for software and technology solutions. Business development and marketing of $2.1 million increased $0.8 million over second quarter 2021, largely due to higher travel and entertainment expenses, as well as additional marketing donations, promotions, and media to support our expanded branch network and community base. Data processing expense was $3.6 million, up $0.8 million (28%) between the comparable second quarter periods, mostly due to volume-based increases in core processing charges, including the larger operating base following the Mackinac and County acquisitions. Other expense was $1.9 million, down $1.7 million between the comparable second quarter periods, mostly due to a $2.1 million contract termination charge incurred in second quarter 2021 and lower professional fees (related to the 2021 subordinated notes issuance), partly offset by costs to carry closed bank branches and overall higher expenses related to our larger operating base. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”
Income tax expense for second quarter 2022 was $7.9 million, with an effective tax rate of 24.9%, compared to income tax expense of $6.7 million and an effective tax rate of 26.9% for second quarter 2021.

BALANCE SHEET ANALYSIS
At June 30, 2022, period end assets were $7.4 billion, a decrease of $0.3 billion (4%) from December 31, 2021, on lower cash and cash equivalents from the decline in deposits and stock repurchase activity, as well as $200 million of assets related to the sale of the Birmingham branch in January 2022. Total loans increased $357 million from December 31, 2021, with solid organic loan growth in agricultural, commercial and industrial, and residential first mortgage loans, as well as the repurchase of approximately $100 million previously participated agricultural loans. Total deposits of $6.3 billion at June 30, 2022, decreased $180 million from December 31, 2021, due to the repricing of acquired deposits to current market rates and a reduction in retail deposits. Total stockholders’ equity was $839 million at June 30, 2022, a decrease of $53 million since December 31, 2021, mostly due to stock repurchase activity and unfavorable changes in the fair value of securities AFS, partly offset by current year earnings.
Compared to June 30, 2021, assets were $7.4 billion, up $2.8 billion (61%) from June 30, 2021, largely due to the acquisitions of Mackinac and County in second half 2021. Total loans increased $2.2 billion and total deposits increased $2.3 billion from June 30, 2021, also largely due to the acquisitions of Mackinac and County. Stockholders’ equity increased $280 million from June 30, 2021, primarily due to common stock issued in the Mackinac and County acquisitions and net income, partially offset by stock repurchases over the year and negative net fair value investment changes.

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
Table 6: Period End Loan Composition

	June 30, 2022		December 31, 2021		June 30, 2021
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,118,360	23%	$1,042,256	23%	$886,456	31%
Owner-occupied CRE	790,680	16	787,189	17	520,299	18
Agricultural	967,192	19	794,728	17	110,664	4
Commercial	2,876,232	58	2,624,173	57	1,517,419	53
CRE investment	818,562	16	818,061	18	505,588	18
Construction & land development	228,575	5	213,035	5	140,588	5
Commercial real estate	1,047,137	21	1,031,096	23	646,176	23
Commercial-based loans	3,923,369	79	3,655,269	80	2,163,595	76
Residential construction	69,423	1	70,353	1	46,646	2
Residential first mortgage	785,591	16	713,983	15	471,354	17
Residential junior mortgage	148,732	3	131,424	3	104,218	4
Residential real estate	1,003,746	20	915,760	19	622,218	23
Retail & other	51,539	1	50,807	1	34,518	1
Retail-based loans	1,055,285	21	966,567	20	656,736	24
Total loans	$4,978,654	100%	$4,621,836	100%	$2,820,331	100%
As noted in Table 6 above, the loan portfolio at June 30, 2022, was 79% commercial-based and 21% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

At June 30, 2022, loans were $5.0 billion, $357 million higher than December 31, 2021. The increase in loans was due to strong growth in most loan categories, including commercial loans up $276 million (11%), primarily agricultural and commercial and industrial loans, partly offset by continued reductions in PPP loans from loan forgiveness (down $24 million). The growth in commercial loans also included the repurchase of approximately $100 million previously participated agricultural loans. Excluding the repurchased agricultural loans, the organic commercial loan growth was $176 million (7%) from December 31, 2021. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and represented 23% of the total portfolio at June 30, 2022.
Residential real estate loans of $1.0 billion grew $88 million from year-end 2021, primarily in ARM products, to represent 20% of total loans at June 30, 2022. Residential first mortgage loans include conventional first-lien home mortgages, while residential junior mortgage loans consist mainly of home equity lines and term loans secured by junior mortgage liens. As part of our management of residential mortgage loans, the majority of Nicolet’s long-term, fixed-rate residential first mortgage loans are sold in the secondary market with servicing rights retained. Nicolet’s mortgage loans are typically of high quality and have historically had low net charge-off rates.
Retail and other loans were up slightly ($1 million) from year-end 2021, representing approximately 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate.

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
At June 30, 2022, the ACL-Loans was $51 million (representing 1.02% of period end loans) compared to $50 million at December 31, 2021 and $33 million at June 30, 2021. The increase in the ACL-Loans from year-end 2021 is reflective of strong loan growth, solid asset quality trends, and negligible net charge-offs. The increase in the ACL-Loans from June 30, 2021 was largely due to the acquisitions of Mackinac and County, which combined added $12 million of provision for the Day 2 allowance and $5 million related to purchased credit deteriorated loans. The components of the ACL-Loans are detailed further in Table 7 below.

Table 7: Allowance for Credit Losses - Loans

	Six Months Ended		Year Ended
(in thousands)	June 30, 2022	June 30, 2021	December 31, 2021
ACL-Loans:
Balance at beginning of period	$49,672	$32,173	$32,173
ACL on PCD loans acquired	—	—	5,159
Provision for credit losses	900	500	12,500
Charge-offs	(142)	(329)	(513)
Recoveries	225	217	353
Net (charge-offs) recoveries	83	(112)	(160)
Balance at end of period	$50,655	$32,561	$49,672
Net loan (charge-offs) recoveries:
Commercial & industrial	$30	$(36)	$50
Owner-occupied CRE	(36)	—	—
Agricultural	—	(48)	(48)
CRE investment	169	(2)	(2)
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	5	12	(93)
Residential junior mortgage	1	3	4
Retail & other	(86)	(41)	(71)
Total net (charge-offs) recoveries	$83	$(112)	$(160)
Ratios:
ACL-Loans to total loans	1.02%	1.15%	1.07%
Net charge-offs to average loans, annualized	(0.00)%	0.01%	0.01%

Nonperforming Assets
As part of its overall credit risk management process, management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to identify problem loans early and minimize the risk of loss. Management continues to actively work with customers and monitor credit risk from the ongoing disruptions related to the pandemic, as well as economic, political, and social turmoil. See also Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for further disclosures on credit quality. For additional information see also “BALANCE SHEET ANALYSIS – Loans” and “BALANCE SHEET ANALYSIS – Allowance for Credit Losses-Loans.”
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”). At June 30, 2022, nonperforming assets were $42 million and represented 0.56% of total assets, compared to $56 million or 0.73% of total assets at December 31, 2021.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $48 million (1.0% of loans) and $53 million (1.1% of loans) at June 30, 2022 and December 31, 2021, respectively. Potential problem loans require a heightened management review of the pace at which a credit may deteriorate, the duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 8: Nonperforming Assets

(in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Nonperforming loans:
Commercial & industrial	$1,784	$1,908	$1,110
Owner-occupied CRE	5,183	4,220	1,625
Agricultural	21,054	28,367	1,820
Commercial	28,021	34,495	4,555
CRE investment	3,617	4,119	743
Construction & land development	1,044	1,071	326
Commercial real estate	4,661	5,190	1,069
Commercial-based loans	32,682	39,685	5,624
Residential construction	—	—	—
Residential first mortgage	3,580	4,132	1,135
Residential junior mortgage	221	243	113
Residential real estate	3,801	4,375	1,248
Retail & other	97	94	60
Retail-based loans	3,898	4,469	1,308
Total nonaccrual loans	36,580	44,154	6,932
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$36,580	$44,154	$6,932
Nonaccrual loans (included above) covered by guarantees	$4,883	$6,776	$1,201
OREO:
Commercial real estate owned	$628	$1,549	$—
Residential real estate owned	—	99	—
Bank property real estate owned	4,378	10,307	2,895
Total OREO	5,006	11,955	2,895
Total nonperforming assets	$41,586	$56,109	$9,827
Performing troubled debt restructurings	$1,710	$5,443	$3,879
Ratios:
Nonperforming loans to total loans	0.73%	0.96%	0.25%
Nonperforming assets to total loans plus OREO	0.83%	1.21%	0.35%
Nonperforming assets to total assets	0.56%	0.73%	0.21%
ACL-Loans to nonperforming loans	138%	112%	470%
Deposits
Deposits represent Nicolet’s largest source of funds. Total deposits of $6.3 billion at June 30, 2022, decreased $180 million from December 31, 2021, including a $219 million reduction in core customer deposits and a $39 million increase in brokered deposits. The net decrease in deposits from year-end 2021 was due to the repricing of acquired deposits to current market rates and a reduction in retail deposits. Compared to June 30, 2021, total deposits increased $2.3 billion (60%), largely due to the Mackinac and County acquisitions. The deposit composition is presented in Table 9 below.
Table 9: Period End Deposit Composition

	June 30, 2022		December 31, 2021		June 30, 2021
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$2,045,732	33%	$1,975,705	31%	$1,324,994	34%
Money market and interest-bearing demand	2,642,510	42%	2,834,824	44%	1,512,753	38%
Savings	858,160	13%	803,197	12%	599,461	15%
Time	739,864	12%	852,190	13%	501,814	13%
Total deposits	$6,286,266	100%	$6,465,916	100%	$3,939,022	100%
Brokered transaction accounts	$265,240	4%	$234,306	4%	$34,067	1%
Brokered and listed time deposits	218,198	4%	209,857	3%	216,273	5%
Total brokered deposits	$483,438	8%	$444,163	7%	$250,340	6%
Customer transaction accounts	$5,281,162	84%	$5,379,420	83%	$3,403,141	87%
Customer time deposits	521,666	8%	642,333	10%	285,541	7%
Total customer deposits (core)	$5,802,828	92%	$6,021,753	93%	$3,688,682	94%

Lending-Related Commitments
As of June 30, 2022 and December 31, 2021, Nicolet had the following off-balance sheet lending-related commitments.
Table 10: Commitments

(in thousands)	June 30, 2022	December 31, 2021
Commitments to extend credit	$1,564,644	$1,433,881
Financial standby letters of credit	19,100	13,562
Performance standby letters of credit	8,049	7,336
Interest rate lock commitments to originate residential mortgage loans held for sale (included above in commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the notional amounts represented $16 million and $15 million, respectively, at June 30, 2022. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale represented $50 million and $1 million, respectively, at December 31, 2021. The net fair value of these mortgage derivatives combined was a gain of $103,000 at June 30, 2022 compared to a gain of $149,000 at December 31, 2021.

Liquidity Management
Liquidity management refers to the ability to ensure that cash is available in a timely and cost-effective manner to meet cash flow requirements of depositors and borrowers and to meet other commitments as they fall due, including the ability to service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements.
Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of additional brokered deposits or other wholesale funding. At June 30, 2022, approximately 52% of the $1.5 billion investment securities portfolio was pledged as collateral to secure public deposits, as applicable, and for liquidity or other purposes as required by regulation. Additional funding sources at June 30, 2022, consist of available and unused Federal funds lines, borrowing capacity at the FHLB of $840 million, and borrowing capacity in the brokered deposit market.
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, debt service requirements, and when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. At June 30, 2022, the Parent Company had $47 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. During 2021, Nicolet completed the private placement of $100 million in fixed-to-floating rate subordinated notes (the “Notes”) due in 2031. (See Note 8, “Short and Long-Term Borrowings” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional information on the Notes). Dividends from the Bank and, to a lesser extent, stock option exercises, also represent significant sources of cash flows for the Parent Company.
Cash and cash equivalents at June 30, 2022 and December 31, 2021 were $181 million and $595 million, respectively. The decrease in cash and cash equivalents since year-end 2021 included $49 million net cash provided by operating activities (mostly earnings), $212 million net cash used in investing activities (with strong loan growth partly offset by net cash received from the Birmingham branch sale), and $251 million net cash used in financing activities (mostly to fund deposit outflows and common stock repurchases). Management believes its liquidity resources were sufficient as of June 30, 2022 to fund loans, accommodate deposit cycles and trends, and to meet other cash needs as necessary.

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
Among other scenarios, we assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned earlier and reflect the changed interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at June 30, 2022 and December 31, 2021, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 11 below. The results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.
Table 11: Interest Rate Sensitivity

	June 30, 2022	December 31, 2021
200 bps decrease in interest rates	(1.3)%	(0.3)%
100 bps decrease in interest rates	(0.4)%	(0.3)%
100 bps increase in interest rates	—%	(0.1)%
200 bps increase in interest rates	(0.1)%	(0.3)%
Actual results may differ from these simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and their impact on customer behavior and management strategies.
The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution’s operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, investments, loans, deposits and other borrowings, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. Inflation may also impact the Bank’s customers, businesses and consumers and their ability or willingness to invest, save or spend, and perhaps on their ability to repay loans. As such, there would likely be impacts on the general appetite for banking products and the credit health of the Bank’s customer base.

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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At June 30, 2022, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. A summary of the Company’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.

Table 12: Capital

	At or for the Six Months Ended	At or for the Year Ended
($ in thousands)	June 30, 2022	December 31, 2021
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$60,697	$61,464
Common stock repurchased during the period (full shares)	661,662	793,064
Company Risk-Based Capital:
Total risk-based capital	$791,903	$793,410
Tier 1 risk-based capital	597,957	604,199
Common equity Tier 1 capital	560,433	567,095
Total capital ratio	13.4%	13.8%
Tier 1 capital ratio	10.1%	10.5%
Common equity tier 1 capital ratio	9.5%	9.9%
Tier 1 leverage ratio	8.5%	9.4%
Bank Risk-Based Capital:
Total risk-based capital	$731,419	$700,869
Tier 1 risk-based capital	690,132	664,688
Common equity Tier 1 capital	690,132	664,688
Total capital ratio	12.4%	12.2%
Tier 1 capital ratio	11.7%	11.6%
Common equity tier 1 capital ratio	11.7%	11.6%
Tier 1 leverage ratio	9.9%	10.3%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. During first half 2022, $61 million was utilized to repurchase and cancel 661,662 shares of common stock, pursuant to our common stock repurchase program. At June 30, 2022, there remains $48 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

Critical Accounting Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for credit losses, the determination and assessment of deferred tax assets and liabilities, and the valuation of loans acquired in acquisition transactions. A discussion of these estimates can be found in the “Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2021 Annual Report on Form 10-K. There have been no changes in the Company’s determination of critical accounting policies and estimates since December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk at June 30, 2022, from that presented in our 2021 Annual Report on Form 10-K. See section “Interest Rate Sensitivity Management and Impact of Inflation” within Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2, for our interest rate sensitivity position at June 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures. Management, under the supervision, and with the participation, of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of Nicolet’s common stock made during the second quarter of 2022 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
April 1 – April 30, 2022	68,132	$92.38	67,949
May 1 – May 31, 2022	—	$—	—
June 1 – June 30, 2022	—	$—	—
Total	68,132	$92.38	67,949	667,000
a.During second quarter 2022, the Company withheld 183 common shares for minimum tax withholding settlements on restricted stock. These are not considered “repurchases” and, therefore, do not count against the maximum number of shares that may yet be purchased under the board of directors’ authorization.
b.The board of directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $276 million to repurchase outstanding shares of common stock. This common stock repurchase program was last modified on April 19, 2022, and has no expiration date. At June 30, 2022, approximately $48 million remained available under this common stock repurchase program, or approximately 667,000 shares of common stock (based upon the closing stock price of $72.34 on June 30, 2022).
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
(2) Includes the following financial information included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

August 8, 2022	/s/ Michael E. Daniels
Michael E. Daniels
President and Chief Executive Officer

August 8, 2022	/s/ H. Phillip Moore, Jr.
H. Phillip Moore, Jr.
Chief Financial Officer