Form 10-Q
period 2022-09-30
NICOLET BANKSHARES INC
filed 2022-11-01
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022 there were 14,676,910 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$118,537	$209,349
Interest-earning deposits	319,745	385,943
Cash and cash equivalents	438,282	595,292
Certificates of deposit in other banks	13,510	21,920
Securities available for sale (“AFS”), at fair value	949,597	921,661
Securities held to maturity (“HTM”), at amortized cost	686,424	651,803
Other investments	79,279	44,008
Loans held for sale	3,709	6,447
Other assets held for sale	—	199,833
Loans	5,984,437	4,621,836
Allowance for credit losses - loans (“ACL-Loans”)	(60,348)	(49,672)
Loans, net	5,924,089	4,572,164
Premises and equipment, net	106,648	94,566
Bank owned life insurance (“BOLI”)	165,166	134,476
Goodwill and other intangibles, net	407,117	339,492
Accrued interest receivable and other assets	122,095	113,375
Total assets	$8,895,916	$7,695,037

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$2,477,507	$1,975,705
Interest-bearing deposits	4,918,395	4,490,211
Total deposits	7,395,902	6,465,916
Short-term borrowings	280,000	—
Long-term borrowings	225,236	216,915
Other liabilities held for sale	—	51,586
Accrued interest payable and other liabilities	56,315	68,729
Total liabilities	7,957,453	6,803,146

Stockholders’ Equity:
Common stock	147	140
Additional paid-in capital	620,392	575,045
Retained earnings	380,263	313,604
Accumulated other comprehensive income (loss)	(62,339)	3,102
Total stockholders’ equity	938,463	891,891
Total liabilities and stockholders’ equity	$8,895,916	$7,695,037

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	14,673,197	13,994,079
Common shares issued	14,746,123	14,019,880
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Loans, including loan fees	$63,060	$35,294	$167,313	$104,267
Investment securities:
Taxable	5,350	2,061	15,612	5,935
Tax-exempt	1,181	517	2,503	1,582
Other interest income	1,127	869	2,734	2,140
Total interest income	70,718	38,741	188,162	113,924
Interest expense:
Deposits	4,638	2,444	9,240	7,799
Short-term borrowings	594	—	622	—
Long-term borrowings	2,496	1,113	6,431	1,729
Total interest expense	7,728	3,557	16,293	9,528
Net interest income	62,990	35,184	171,869	104,396
Provision for credit losses	8,600	6,000	9,650	6,500
Net interest income after provision for credit losses	54,390	29,184	162,219	97,896
Noninterest income:
Trust services fee income	1,969	2,043	5,984	5,724
Brokerage fee income	3,040	3,154	9,716	8,938
Mortgage income, net	1,728	4,808	7,186	17,637
Service charges on deposit accounts	1,589	1,314	4,602	3,541
Card interchange income	3,012	2,299	8,543	6,492
BOLI income	966	572	2,667	1,658
Asset gains (losses), net	(46)	(1,187)	2,870	3,716
Other income	742	993	1,506	3,594
Total noninterest income	13,000	13,996	43,074	51,300
Noninterest expense:
Personnel	24,136	16,927	65,008	49,127
Occupancy, equipment and office	7,641	5,749	21,476	13,939
Business development and marketing	2,281	1,654	6,169	3,853
Data processing	3,664	2,939	10,647	8,408
Intangibles amortization	1,628	758	4,399	2,400
FDIC assessments	480	480	1,440	1,555
Merger-related expense	519	2,793	1,172	3,449
Other expense	2,218	1,761	6,344	7,158
Total noninterest expense	42,567	33,061	116,655	89,889
Income before income tax expense	24,823	10,119	88,638	59,307
Income tax expense	6,313	2,295	21,979	14,960
Net income	$18,510	$7,824	$66,659	$44,347
Earnings per common share:
Basic	$1.33	$0.75	$4.88	$4.39
Diluted	$1.29	$0.73	$4.72	$4.22
Weighted average common shares outstanding:
Basic	13,890,066	10,391,896	13,647,973	10,098,492
Diluted	14,310,275	10,775,591	14,126,772	10,503,163
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$18,510	$7,824	$66,659	$44,347
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	(26,162)	(3,074)	(89,630)	(8,581)
Net realized (gains) losses included in income	—	13	(15)	13
Income tax (expense) benefit	7,064	827	24,204	2,313
Total other comprehensive income (loss)	(19,098)	(2,234)	(65,441)	(6,255)
Comprehensive income (loss)	$(588)	$5,590	$1,218	$38,092
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at June 30, 2022	$134	$520,741	$361,753	$(43,241)	$839,387
Comprehensive income:
Net income, three months ended September 30, 2022	—	—	18,510	—	18,510
Other comprehensive income (loss)	—	—	—	(19,098)	(19,098)
Issuance of common stock in acquisition	13	98,136	—	—	98,149
Stock-based compensation expense	—	1,329	—	—	1,329
Exercise of stock options, net	—	1	—	—	1
Issuance of common stock	—	185	—	—	185
Balances at September 30, 2022	$147	$620,392	$380,263	$(62,339)	$938,463
Balances at June 30, 2021	$98	$261,096	$289,475	$8,726	$559,395
Comprehensive income:
Net income, three months ended September 30, 2021	—	—	7,824	—	7,824
Other comprehensive income (loss)	—	—	—	(2,234)	(2,234)
Issuance of common stock in acquisition	23	179,411	—	—	179,434
Stock-based compensation expense	—	1,826	—	—	1,826
Exercise of stock options, net	1	160	—	—	161
Issuance of common stock	—	163	—	—	163
Purchase and retirement of common stock	(2)	(17,289)	—	—	(17,291)
Balances at September 30, 2021	$120	$425,367	$297,299	$6,492	$729,278
Balances at December 31, 2021	$140	$575,045	$313,604	$3,102	$891,891
Comprehensive income:
Net income, nine months ended September 30, 2022	—	—	66,659	—	66,659
Other comprehensive income (loss)	—	—	—	(65,441)	(65,441)
Issuance of common stock in acquisition	13	98,136	—	—	98,149
Stock-based compensation expense	—	5,282	—	—	5,282
Exercise of stock options, net	1	2,077	—	—	2,078
Issuance of common stock	—	557	—	—	557
Purchase and retirement of common stock	(7)	(60,705)	—	—	(60,712)
Balances at September 30, 2022	$147	$620,392	$380,263	$(62,339)	$938,463
Balances at December 31, 2020	$100	$273,390	$252,952	$12,747	$539,189
Comprehensive income:
Net income, nine months ended September 30, 2021	—	—	44,347	—	44,347
Other comprehensive income (loss)	—	—	—	(6,255)	(6,255)
Issuance of common stock in acquisition	23	179,411	—	—	179,434
Stock-based compensation expense	—	5,222	—	—	5,222
Exercise of stock options, net	1	1,385	—	—	1,386
Issuance of common stock	—	395	—	—	395
Purchase and retirement of common stock	(4)	(34,436)	—	—	(34,440)
Balances at September 30, 2021	$120	$425,367	$297,299	$6,492	$729,278
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$66,659	$44,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	16,994	9,301
Provision for credit losses	9,650	6,500
Increase in cash surrender value of life insurance	(2,551)	(1,658)
Stock-based compensation expense	5,282	5,222
Asset (gains) losses, net	(2,870)	(3,716)
Gain on sale of loans held for sale, net	(4,520)	(16,289)
Net change due to:
Proceeds from sale of loans held for sale	188,093	503,405
Origination of loans held for sale	(182,962)	(485,641)
Accrued interest receivable and other assets	7,719	(6,721)
Accrued interest payable and other liabilities	(14,145)	(2,488)
Net cash provided by (used in) operating activities	87,349	52,262
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(537,001)	10,406
Net (increase) decrease in certificates of deposit in other banks	8,419	8,561
Purchases of securities AFS	(8,623)	(214,343)
Purchases of securities HTM	(56,479)	(20,996)
Proceeds from sales of securities AFS	23,984	15,975
Proceeds from calls and maturities of securities AFS	70,781	81,681
Proceeds from calls and maturities of securities HTM	21,378	—
Purchases of other investments	(30,327)	(4,787)
Proceeds from sales of other investments	4,014	1,534
Proceeds from redemption of BOLI	578	—
Net (increase) decrease in premises and equipment	(7,965)	(6,894)
Net (increase) decrease in other real estate and other assets	9,785	1,046
Net cash (paid) received in branch sale	147,833	—
Net cash (paid) received in business combination	(28,221)	394,868
Net cash provided by (used in) investing activities	(381,844)	267,051
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	68,428	199,698
Net increase (decrease) in short-term borrowings	147,134	—
Proceeds from long-term borrowings	—	103,953
Repayments of long-term borrowings	(20,000)	(42,559)
Purchase and retirement of common stock	(60,712)	(34,440)
Proceeds from issuance of common stock	557	395
Proceeds from exercise of stock options	2,078	1,386
Net cash provided by (used in) financing activities	137,485	228,433
Net increase (decrease) in cash and cash equivalents	(157,010)	547,746
Cash and cash equivalents:
Beginning	595,292	802,859
Ending *	$438,282	$1,350,605
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$19,785	$9,320
Cash paid for taxes	25,660	24,116
Transfer of loans and bank premises to other real estate owned	432	302
Capitalized mortgage servicing rights	2,127	3,191
Acquisitions:
Fair value of assets acquired	$1,118,000	$1,556,000
Fair value of liabilities assumed	1,034,000	1,409,000
Net assets acquired	84,000	147,000
* There was no restricted cash in cash and cash equivalents at September 30, 2022, while cash and cash equivalents at September 30, 2021, included restricted cash of $1.9 million pledged as collateral on interest rate swaps. No reserve balance was required with the Federal Reserve Bank at either September 30, 2022 or September 30, 2021.
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

Note 2 – Acquisitions
Completed Acquisitions:
Charter Bankshares, Inc. (“Charter”): On August 26, 2022, Nicolet completed its merger with Charter, pursuant to the Agreement and Plan of Merger dated March 29, 2022 (the “Charter Merger Agreement”), at which time Charter merged with and into Nicolet, and Charter Bank, the wholly owned bank subsidiary of Charter, was merged with and into Nicolet National Bank (the “Bank”), the wholly owned bank subsidiary of Nicolet.

Pursuant to the Charter Merger Agreement, each share of Charter common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 15.458 shares of Nicolet common stock and $475 in cash. As a result, Nicolet issued approximately 1.26 million shares of Nicolet common stock for stock consideration of $98 million and cash consideration of $39 million, for a total purchase price of $137 million. With the Charter merger, Nicolet expanded to Western Wisconsin and Minnesota.

A summary of the assets acquired and liabilities assumed in the Charter transaction, as of the acquisition date, including the purchase price allocation was as follows.

(In millions, except share data)	Acquired from Charter	Fair Value Adjustments	Estimated Fair Value
Assets Acquired:
Cash and cash equivalents	$10	$—	$10
Investment securities	218	—	218
Loans	848	(21)	827
ACL-Loans	(9)	7	(2)
Premises and equipment	9	1	10
BOLI	29	—	29
Core deposit intangible	—	19	19
Other assets	5	2	7
Total assets	$1,110	$8	$1,118
Liabilities Assumed:
Deposits	$869	$1	$870
Borrowings	161	—	161
Other liabilities	3	—	3
Total liabilities	$1,033	$1	$1,034
Net assets acquired			$84
Purchase Price:
Nicolet common stock issued (in shares)			1,262,360
Value of Nicolet common stock consideration			$98
Cash consideration paid			39
Total purchase price			$137
Preliminary goodwill			$53

The Company purchased loans through the acquisition of Charter for which there was, at the date of acquisition, more than insignificant deterioration of credit quality since origination (purchased credit deteriorated loans or “PCD” loans). The carrying amount of these loans at acquisition was as follows.

(In thousands)	August 26, 2022
Purchase price of PCD loans at acquisition	$24,031
Allowance for credit losses on PCD loans at acquisition	1,709
Par value of PCD acquired loans at acquisition	$25,740

The Company accounted for the Charter acquisition under the acquisition method of accounting, and thus, the financial position and results of operations of Charter prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective estimated fair values at the date of acquisition. The estimated fair value was determined with the assistance of third party valuations, appraisals, and third party advisors. Goodwill arising as a result of the Charter acquisition is not deductible for tax purposes.

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

	Three Months Ended	Nine Months Ended
(In thousands, except per share data)	September 30, 2021	September 30, 2021
Total revenue, net of interest expense	$84,802	$241,287
Net income	$16,470	$62,243
Diluted earnings per common share	$1.06	$4.09

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net income	$18,510	$7,824	$66,659	$44,347
Weighted average common shares outstanding	13,890	10,392	13,648	10,098
Effect of dilutive common stock awards	420	384	479	405
Diluted weighted average common shares outstanding	14,310	10,776	14,127	10,503
Basic earnings per common share*	$1.33	$0.75	$4.88	$4.39
Diluted earnings per common share*	$1.29	$0.73	$4.72	$4.22
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
For the three months ended September 30, 2022 and 2021, respectively, options to purchase approximately 0.2 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. For the nine months ended September 30, 2022 and 2021, respectively, options to purchase approximately 0.1 million shares are excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.

Note 4 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors, and at September 30, 2022, approximately 0.7 million shares were available for grant under these stock-based compensation plans.

A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants for the nine months ended September 30, 2022 and 2021 were as follows.

	Nine Months Ended September 30,
	2022	2021
Dividend yield	—%	—%
Expected volatility	30%	30%
Risk-free interest rate	3.03%	1.16%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$30.99	$26.55
A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2021	1,833,246	$57.69
Granted	132,929	81.04
Exercise of stock options *	(65,661)	41.26
Forfeited	(8,500)	77.62
Outstanding - September 30, 2022	1,892,014	$59.81	6.2	$24,920
Exercisable - September 30, 2022	1,207,585	$50.84	4.9	$24,324
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the nine months ended September 30, 2022, 6,073 such shares were withheld by the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the nine months ended September 30, 2022 and 2021 was approximately $3.3 million and $1.7 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2021	$71.42	25,801
Granted	75.99	60,852
Vested *	71.51	(13,127)
Forfeited	56.01	(600)
Outstanding - September 30, 2022	$75.34	72,926
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding requirements at the minimum statutory withholding rate, and accordingly, 465 shares were surrendered during the nine months ended September 30, 2022.
The Company recognized approximately $4.6 million and $4.5 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for the nine months ended September 30, 2022 and 2021, respectively, associated with its common stock awards granted to officers and employees. In addition, during the nine months ended September 30, 2022, the Company recognized approximately $0.7 million of director expense (included in other expense on the consolidated statements of income) for restricted stock grants totaling 8,852 shares with immediate vesting to directors, while during the first nine months of 2021, the Company recognized approximately $0.7 million of director expense for restricted stock grants totaling 9,595 shares with immediate vesting to directors, in each case representing the annual stock retainer fee paid to external board members for that year. As of September 30, 2022, there was approximately $19.9 million of unrecognized compensation cost related to equity award grants, which is expected to be recognized over the remaining vesting period of approximately four years. The Company recognized a tax benefit of approximately $0.4 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

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

The amortized cost and fair value of securities AFS and HTM are summarized as follows.

	September 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
Securities AFS:
U.S. government agency securities	$194,295	$—	$9,532	$184,763	19%
State, county and municipals	454,740	32	42,908	411,864	43%
Mortgage-backed securities	239,430	1	25,996	213,435	23%
Corporate debt securities	146,528	—	6,993	139,535	15%
Total securities AFS	$1,034,993	$33	$85,429	$949,597	100%
Securities HTM:
U.S. government agency securities	$506,952	$65	$38,590	$468,427	74%
State, county and municipals	39,121	1	3,363	35,759	6%
Mortgage-backed securities	140,351	—	16,898	123,453	20%
Total securities HTM	$686,424	$66	$58,851	$627,639	100%

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Fair Value as % of Total
Securities AFS:
U.S. government agency securities	$192,506	$6	$1,235	$191,277	21%
State, county and municipals	311,717	3,222	2,202	312,737	34%
Mortgage-backed securities	270,017	3,090	1,845	271,262	29%
Corporate debt securities	143,172	3,459	246	146,385	16%
Total securities AFS	$917,412	$9,777	$5,528	$921,661	100%
Securities HTM:
U.S. government agency securities	$508,810	$—	$2,740	$506,070	78%
State, county and municipals	42,876	10	173	42,713	7%
Mortgage-backed securities	100,117	89	595	99,611	15%
Total securities HTM	$651,803	$99	$3,508	$648,394	100%
All mortgage-backed securities included in the tables above were issued by U.S. government agencies and corporations. Investment securities with a carrying value of $786 million and $277 million, as of September 30, 2022 and December 31, 2021, respectively, were pledged as collateral to secure public deposits, as applicable, and for liquidity or other purposes as required by regulation. Accrued interest on investment securities totaled $7 million at September 30, 2022 and $5 million at December 31, 2021, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	September 30, 2022
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. government agency securities	$73,427	$3,649	$111,307	$5,883	$184,734	$9,532	18
State, county and municipals	325,212	29,803	66,031	13,105	391,243	42,908	906
Mortgage-backed securities	163,160	17,180	49,315	8,816	212,475	25,996	384
Corporate debt securities	123,488	5,218	11,668	1,775	135,156	6,993	94
Total	$685,287	$55,850	$238,321	$29,579	$923,608	$85,429	1,402
Securities HTM:
U.S. government agency securities	$459,059	$38,590	$—	$—	$459,059	$38,590	6
State, county and municipals	25,308	2,663	4,495	700	29,803	3,363	58
Mortgage-backed securities	117,168	15,696	6,285	1,202	123,453	16,898	106
Total	$601,535	$56,949	$10,780	$1,902	$612,315	$58,851	170

	December 31, 2021
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. government agency securities	$190,432	$1,235	$—	$—	$190,432	$1,235	11
State, county and municipals	103,950	2,119	1,777	83	105,727	2,202	132
Mortgage-backed securities	137,561	1,616	6,068	229	143,629	1,845	159
Corporate debt securities	23,267	246	—	—	23,267	246	13
Total	$455,210	$5,216	$7,845	$312	$463,055	$5,528	315
Securities HTM:
U.S. government agency securities	$505,938	$2,740	$—	$—	$505,938	$2,740	9
State, county and municipals	30,898	173	—	—	30,898	173	46
Mortgage-backed securities	69,333	595	—	—	69,333	595	72
Total	$606,169	$3,508	$—	$—	$606,169	$3,508	127
Quarterly, the Company evaluates securities AFS in unrealized loss positions to determine whether the impairment is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2022 and December 31, 2021, no allowance for credit losses on securities AFS was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.
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

As of September 30, 2022	Securities AFS		Securities HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$220,008	$214,856	$5,032	$5,022
Due in one year through five years	189,795	180,208	510,548	471,106
Due after five years through ten years	233,100	206,362	26,740	24,404
Due after ten years	152,660	134,736	3,753	3,654
	795,563	736,162	546,073	504,186
Mortgage-backed securities	239,430	213,435	140,351	123,453
Total investment securities	$1,034,993	$949,597	$686,424	$627,639
Proceeds and realized gains or losses from the sale of AFS securities were as follows.

	Nine Months Ended September 30,
(in thousands)	2022	2021
Gross gains	$20	$4
Gross losses	(5)	(17)
Gains (losses) on sales of securities AFS, net	$15	$(13)
Proceeds from sales of securities AFS *	$23,984	$15,975
* Includes proceeds of $21 million recognized on the sale of securities AFS upon acquisition of Charter for which no gain or loss was recognized in the income statement as the securities were marked to fair value through purchase accounting.

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

	September 30, 2022	December 31, 2021
(in thousands)	Amount	Amount
Federal Reserve Bank stock	$34,722	$20,973
Federal Home Loan Bank (“FHLB”) stock	22,939	10,545
Equity securities with readily determinable fair values	4,482	5,660
Other investments	17,136	6,830
Total other investments	$79,279	$44,008

Note 6 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	September 30, 2022		December 31, 2021
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,268,252	21%	$1,042,256	23%
Owner-occupied commercial real estate (“CRE”)	954,933	16	787,189	17
Agricultural	1,017,498	17	794,728	17
CRE investment	1,132,951	19	818,061	18
Construction & land development	306,446	5	213,035	5
Residential construction	101,286	2	70,353	1
Residential first mortgage	970,384	16	713,983	15
Residential junior mortgage	176,428	3	131,424	3
Retail & other	56,259	1	50,807	1
Loans	5,984,437	100%	4,621,836	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	60,348		49,672
Loans, net	$5,924,089		$4,572,164
Allowance for credit losses - Loans to loans	1.01%		1.07%
Commercial and industrial loans included less than $1 million and $25 million of PPP loans at September 30, 2022 and December 31, 2021, respectively. Accrued interest on loans totaled $14 million and $11 million at September 30, 2022 and December 31, 2021, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.
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
A roll forward of the allowance for credit losses - loans is summarized as follows.

	Three Months Ended		Nine Months Ended		Year Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021	December 31, 2021
Beginning balance	$50,655	$32,561	$49,672	$32,173	$32,173
ACL on PCD loans acquired	1,709	1,896	1,709	1,896	5,159
Provision for credit losses	8,200	4,000	9,100	4,500	12,500
Charge-offs	(300)	(107)	(442)	(436)	(513)
Recoveries	84	49	309	266	353
Net (charge-offs) recoveries	(216)	(58)	(133)	(170)	(160)
Ending balance	$60,348	$38,399	$60,348	$38,399	$49,672

The following tables present the balance and activity in the ACL-Loans by portfolio segment.

	Nine Months Ended September 30, 2022
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$12,613	$7,222	$9,547	$8,462	$1,812	$900	$6,844	$1,340	$932	$49,672
ACL on PCD loans	1,408	156	—	38	2	—	93	12	—	1,709
Provision	621	1,356	847	3,004	603	446	1,415	517	291	9,100
Charge-offs	(152)	(36)	—	—	—	—	(65)	—	(189)	(442)
Recoveries	103	—	—	169	—	—	7	9	21	309
Net (charge-offs) recoveries	(49)	(36)	—	169	—	—	(58)	9	(168)	(133)
Ending balance	$14,593	$8,698	$10,394	$11,673	$2,417	$1,346	$8,294	$1,878	$1,055	$60,348
As % of ACL-Loans	24%	15%	17%	19%	4%	2%	14%	3%	2%	100%
*The PPP loans are fully guaranteed by the SBA; thus, no ACL-Loans has been allocated to these loans.

	Year Ended December 31, 2021
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$11,644	$5,872	$1,395	$5,441	$984	$421	$4,773	$1,086	$557	$32,173
ACL on PCD loans	723	1,045	2,585	415	103	—	272	13	3	5,159
Provision	196	305	5,615	2,608	725	479	1,892	237	443	12,500
Charge-offs	(242)	—	(48)	(4)	—	—	(113)	—	(106)	(513)
Recoveries	292	—	—	2	—	—	20	4	35	353
Net (charge-offs) recoveries	50	—	(48)	(2)	—	—	(93)	4	(71)	(160)
Ending balance	$12,613	$7,222	$9,547	$8,462	$1,812	$900	$6,844	$1,340	$932	$49,672
As % of ACL-Loans	25%	14%	19%	17%	4%	2%	14%	3%	2%	100%
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
Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in accrued interest payable and other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The reserve for unfunded commitments was $3.0 million at September 30, 2022 and $2.4 million at December 31, 2021.

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

	Three Months Ended		Nine Months Ended		Year Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021	December 31, 2021
Provision for credit losses on:
Loans	$8,200	$4,000	$9,100	$4,500	$12,500
Unfunded Commitments	400	2,000	550	2,000	2,400
Investment securities	—	—	—	—	—
Total	$8,600	$6,000	$9,650	$6,500	$14,900
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

September 30, 2022	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$3,032	$3,032	$1,443	$1,589	$661
Owner-occupied CRE	5,205	—	5,205	3,526	1,679	297
Agricultural	13,974	6,439	20,413	16,900	3,513	205
CRE investment	2,196	—	2,196	404	1,792	242
Construction & land development	685	—	685	685	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	91	—	91	91	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$22,151	$9,471	$31,622	$23,049	$8,573	$1,405

December 31, 2021	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,296	$2,296	$1,842	$454	$258
Owner-occupied CRE	3,537	—	3,537	1,315	2,222	552
Agricultural	19,637	8,518	28,155	25,310	2,845	841
CRE investment	3,000	—	3,000	1,684	1,316	407
Construction & land development	1,038	—	1,038	655	383	211
Residential construction	—	—	—	—	—	—
Residential first mortgage	473	—	473	473	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$27,685	$10,814	$38,499	$31,279	$7,220	$2,269

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	September 30, 2022
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$954	$3,052	$1,264,246	$1,268,252
Owner-occupied CRE	513	5,806	948,614	954,933
Agricultural	—	20,646	996,852	1,017,498
CRE investment	27	3,343	1,129,581	1,132,951
Construction & land development	—	794	305,652	306,446
Residential construction	557	—	100,729	101,286
Residential first mortgage	1,621	4,309	964,454	970,384
Residential junior mortgage	249	277	175,902	176,428
Retail & other	138	99	56,022	56,259
Total loans	$4,059	$38,326	$5,942,052	$5,984,437
Percent of total loans	0.1%	0.6%	99.3%	100.0%

	December 31, 2021
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$94	$1,908	$1,040,254	$1,042,256
Owner-occupied CRE	—	4,220	782,969	787,189
Agricultural	108	28,367	766,253	794,728
CRE investment	114	4,119	813,828	818,061
Construction & land development	—	1,071	211,964	213,035
Residential construction	246	—	70,107	70,353
Residential first mortgage	2,592	4,132	707,259	713,983
Residential junior mortgage	23	243	131,158	131,424
Retail & other	115	94	50,598	50,807
Total loans	$3,292	$44,154	$4,574,390	$4,621,836
Percent of total loans	0.1%	0.9%	99.0%	100.0%

The following table presents nonaccrual loans by portfolio segment.

	September 30, 2022		December 31, 2021
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$3,052	8%	$1,908	4%
Owner-occupied CRE	5,806	15	4,220	10
Agricultural	20,646	54	28,367	64
CRE investment	3,343	9	4,119	9
Construction & land development	794	2	1,071	3
Residential construction	—	—	—	—
Residential first mortgage	4,309	11	4,132	9
Residential junior mortgage	277	1	243	1
Retail & other	99	—	94	—
Nonaccrual loans	$38,326	100%	$44,154	100%
Percent of total loans	0.6%		0.9%

Credit Quality Information:
The following tables present total loans by risk categories and year of origination. Loans acquired from Charter, Mackinac and County have been included in the September 30, 2022 and December 31, 2021 tables based upon the actual origination date.

September 30, 2022	Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$254,713	$246,195	$108,418	$76,355	$52,099	$83,341	$349,324	$—	$1,170,445
Grade 5	7,187	7,423	11,052	2,084	2,734	4,344	18,807	—	53,631
Grade 6	158	1,649	675	638	453	11,972	14,718	—	30,263
Grade 7	552	352	3,384	2,666	802	1,149	5,008	—	13,913
Total	$262,610	$255,619	$123,529	$81,743	$56,088	$100,806	$387,857	$—	$1,268,252
Owner-occupied CRE
Grades 1-4	$128,054	$189,922	$111,622	$104,840	$93,619	$269,617	$7,952	$—	$905,626
Grade 5	2,868	4,750	2,824	2,826	3,875	14,325	172	—	31,640
Grade 6	—	—	—	2,388	—	887	—	—	3,275
Grade 7	440	414	6,244	377	85	6,832	—	—	14,392
Total	$131,362	$195,086	$120,690	$110,431	$97,579	$291,661	$8,124	$—	$954,933
Agricultural
Grades 1-4	$238,387	$154,364	$93,529	$26,185	$20,967	$135,426	$195,784	$—	$864,642
Grade 5	12,109	15,525	2,823	2,028	1,504	42,561	23,090	—	99,640
Grade 6	49	1,491	31	33	—	5,322	425	—	7,351
Grade 7	7,072	2,651	863	2,024	3,655	20,388	9,212	—	45,865
Total	$257,617	$174,031	$97,246	$30,270	$26,126	$203,697	$228,511	$—	$1,017,498
CRE investment
Grades 1-4	$167,931	$228,709	$195,020	$141,749	$79,790	$261,027	$13,890	$—	$1,088,116
Grade 5	784	1,664	5,252	3,131	983	24,997	—	—	36,811
Grade 6	—	—	—	1,183	2,029	1,078	206	—	4,496
Grade 7	—	—	—	73	249	2,991	215	—	3,528
Total	$168,715	$230,373	$200,272	$146,136	$83,051	$290,093	$14,311	$—	$1,132,951
Construction & land development
Grades 1-4	$82,695	$139,561	$15,958	$9,979	$27,553	$14,936	$14,361	$—	$305,043
Grade 5	40	—	—	513	—	22	—	—	575
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	34	—	—	—	—	794	—	—	828
Total	$82,769	$139,561	$15,958	$10,492	$27,553	$15,752	$14,361	$—	$306,446
Residential construction
Grades 1-4	$61,266	$32,309	$1,490	$125	$338	$664	$5,094	$—	$101,286
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$61,266	$32,309	$1,490	$125	$338	$664	$5,094	$—	$101,286
Residential first mortgage
Grades 1-4	$261,535	$266,465	$151,436	$73,915	$32,871	$167,038	$2,595	$3	$955,858
Grade 5	928	1,349	1,006	2,147	2,295	418	—	—	8,143
Grade 6	—	—	—	717	—	—	—	—	717
Grade 7	—	332	211	410	225	4,488	—	—	5,666
Total	$262,463	$268,146	$152,653	$77,189	$35,391	$171,944	$2,595	$3	$970,384
Residential junior mortgage
Grades 1-4	$7,864	$4,875	$5,314	$3,227	$1,745	$3,439	$144,053	$5,293	$175,810
Grade 5	—	—	—	—	—	144	—	—	144
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	209	—	27	—	86	152	—	474
Total	$7,864	$5,084	$5,314	$3,254	$1,745	$3,669	$144,205	$5,293	$176,428
Retail & other
Grades 1-4	$11,363	$9,873	$4,751	$3,677	$1,220	$24,608	$667	$—	$56,159
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	16	2	30	52	—	—	100
Total	$11,363	$9,873	$4,767	$3,679	$1,250	$24,660	$667	$—	$56,259

Total loans	$1,246,029	$1,310,082	$721,919	$463,319	$329,121	$1,102,946	$805,725	$5,296	$5,984,437

December 31, 2021	Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$282,369	$146,131	$99,702	$69,478	$50,557	$71,247	$288,115	$—	$1,007,599
Grade 5	1,685	1,905	4,369	5,809	4,860	2,097	8,408	—	29,133
Grade 6	598	54	16	687	67	91	391	—	1,904
Grade 7	—	440	692	337	976	743	432	—	3,620
Total	$284,652	$148,530	$104,779	$76,311	$56,460	$74,178	$297,346	$—	$1,042,256
Owner-occupied CRE
Grades 1-4	$154,578	$94,300	$105,226	$92,128	$75,583	$202,816	$6,945	$—	$731,576
Grade 5	7,753	3,019	6,529	2,543	2,515	13,905	656	—	36,920
Grade 6	—	—	1,642	—	20	805	—	—	2,467
Grade 7	—	3,124	1,914	—	3,526	6,672	990	—	16,226
Total	$162,331	$100,443	$115,311	$94,671	$81,644	$224,198	$8,591	$—	$787,189
Agricultural
Grades 1-4	$128,404	$87,844	$28,416	$22,887	$36,298	$86,104	$235,743	$—	$625,696
Grade 5	14,796	4,183	2,391	915	3,912	48,373	26,778	—	101,348
Grade 6	38	38	36	—	86	1,049	85	—	1,332
Grade 7	3,284	3,971	3,490	4,201	7,215	31,672	12,519	—	66,352
Total	$146,522	$96,036	$34,333	$28,003	$47,511	$167,198	$275,125	$—	$794,728
CRE investment
Grades 1-4	$192,274	$139,127	$136,306	$56,148	$65,026	$162,991	$11,289	$—	$763,161
Grade 5	11,081	3,001	6,497	3,945	6,726	17,527	—	—	48,777
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	456	141	1,352	3,943	231	—	6,123
Total	$203,355	$142,128	$143,259	$60,234	$73,104	$184,461	$11,520	$—	$818,061
Construction & land development
Grades 1-4	$81,891	$72,415	$12,547	$19,511	$1,184	$11,274	$10,943	$—	$209,765
Grade 5	640	—	521	919	—	119	—	—	2,199
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	17	1,054	—	—	1,071
Total	$82,531	$72,415	$13,068	$20,430	$1,201	$12,447	$10,943	$—	$213,035
Residential construction
Grades 1-4	$58,352	$9,998	$155	$344	$1,072	$380	$—	$—	$70,301
Grade 5	—	—	52	—	—	—	—	—	52
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$58,352	$9,998	$207	$344	$1,072	$380	$—	$—	$70,353
Residential first mortgage
Grades 1-4	$256,082	$152,932	$168,705	$22,568	$20,147	$82,479	$1,840	$4	$704,757
Grade 5	713	529	3,094	—	—	1,508	—	—	5,844
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	560	225	73	2,524	—	—	3,382
Total	$256,795	$153,461	$172,359	$22,793	$20,220	$86,511	$1,840	$4	$713,983
Residential junior mortgage
Grades 1-4	$3,194	$3,139	$3,021	$1,501	$512	$1,969	$115,817	$1,426	$130,579
Grade 5	—	—	29	—	—	—	439	—	468
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	172	—	23	44	138	—	377
Total	$3,194	$3,139	$3,222	$1,501	$535	$2,013	$116,394	$1,426	$131,424
Retail & other
Grades 1-4	$13,676	$6,886	$5,826	$2,053	$1,882	$20,102	$275	$—	$50,700
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	24	2	19	—	62	—	—	107
Total	$13,676	$6,910	$5,828	$2,072	$1,882	$20,164	$275	$—	$50,807

Total loans	$1,211,408	$733,060	$592,366	$306,359	$283,629	$771,550	$722,034	$1,430	$4,621,836

The following tables present total loans by risk categories.

	September 30, 2022
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$1,170,445	$53,631	$30,263	$13,913	$1,268,252
Owner-occupied CRE	905,626	31,640	3,275	14,392	954,933
Agricultural	864,642	99,640	7,351	45,865	1,017,498
CRE investment	1,088,116	36,811	4,496	3,528	1,132,951
Construction & land development	305,043	575	—	828	306,446
Residential construction	101,286	—	—	—	101,286
Residential first mortgage	955,858	8,143	717	5,666	970,384
Residential junior mortgage	175,810	144	—	474	176,428
Retail & other	56,159	—	—	100	56,259
Total loans	$5,622,985	$230,584	$46,102	$84,766	$5,984,437
Percent of total	93.9%	3.9%	0.8%	1.4%	100.0%

	December 31, 2021
(in thousands)	Grades 1- 4	Grade 5	Grade 6	Grade 7	Total
Commercial & industrial	$1,007,599	$29,133	$1,904	$3,620	$1,042,256
Owner-occupied CRE	731,576	36,920	2,467	16,226	787,189
Agricultural	625,696	101,348	1,332	66,352	794,728
CRE investment	763,161	48,777	—	6,123	818,061
Construction & land development	209,765	2,199	—	1,071	213,035
Residential construction	70,301	52	—	—	70,353
Residential first mortgage	704,757	5,844	—	3,382	713,983
Residential junior mortgage	130,579	468	—	377	131,424
Retail & other	50,700	—	—	107	50,807
Total loans	$4,294,134	$224,741	$5,703	$97,258	$4,621,836
Percent of total	92.9%	4.9%	0.1%	2.1%	100.0%

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

	September 30, 2022			December 31, 2021
(in thousands)	Performing	Nonaccrual	Total	Performing	Nonaccrual	Total
Commercial & industrial	$—	$223	$223	$—	$197	$197
Owner-occupied CRE	—	2,639	2,639	3,466	2,888	6,354
Agricultural	—	14,181	14,181	—	16,835	16,835
CRE investment	—	299	299	918	—	918
Construction & land development	—	75	75	—	308	308
Residential first mortgage	—	13	13	913	15	928
Residential junior mortgage	—	—	—	146	—	146
Total	$—	$17,430	$17,430	$5,443	$20,243	$25,686
The following table presents the number of loans modified in a TDR, pre-modification loan balance, and post-modification loan balance by loan composition.

	September 30, 2022			December 31, 2021
($ in thousands)	Number of Loans	Pre-Modification Balance	Current Balance	Number of Loans	Pre-Modification Balance	Current Balance
Commercial & industrial	4	$240	$223	2	$200	$197
Owner-occupied CRE	3	5,138	2,639	6	6,913	6,354
Agricultural	26	16,237	14,181	31	17,228	16,835
CRE investment	1	301	299	1	919	918
Construction & land development	1	533	75	1	533	308
Residential first mortgage	1	17	13	2	931	928
Residential junior mortgage	—	—	—	1	166	146
Total	36	$22,466	$17,430	44	$26,890	$25,686
TDR concessions may include payment schedule modifications, interest rate concessions, maturity date extensions, bankruptcies, or some combination of these concessions. There were no loans which were classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during 2021 or through September 30, 2022. As of September 30, 2022, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.

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

(in thousands)	September 30, 2022	December 31, 2021
Goodwill	$369,849	$317,189
Core deposit intangibles	34,791	19,445
Customer list intangibles	2,477	2,858
Other intangibles	37,268	22,303
Goodwill and other intangibles, net	$407,117	$339,492

Goodwill: A summary of goodwill was as follows. During 2022, goodwill increased due to the Charter acquisition, while during 2021, goodwill increased due to the acquisitions of Mackinac and County. See Note 2 for additional information on the Company’s acquisitions.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2022	December 31, 2021
Goodwill:
Goodwill at beginning of year	$317,189	$163,151
Acquisitions	52,660	154,038
Goodwill at end of period	$369,849	$317,189
Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. A summary of other intangible assets was as follows. During 2022, core deposit intangibles increased due to the Charter acquisition, while during 2021, core deposit intangibles increased due to the acquisitions of Mackinac and County. See Note 2 for additional information on the Company’s acquisitions.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2022	December 31, 2021
Core deposit intangibles:
Gross carrying amount	$60,724	$41,360
Accumulated amortization	(25,933)	(21,915)
Net book value	$34,791	$19,445
Additions during the period	$19,364	$13,595
Amortization during the period	$4,018	$2,987
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(3,046)	(2,665)
Net book value	$2,477	$2,858
Amortization during the period	$381	$507
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

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2022	December 31, 2021
Mortgage servicing rights asset:
MSR asset at beginning of year	$13,636	$10,230
Capitalized MSR	2,127	4,329
MSR asset acquired	—	1,322
Amortization during the period	(2,145)	(2,245)
MSR asset at end of period	$13,618	$13,636
Valuation allowance at beginning of year	$(1,200)	$(1,000)
Additions	—	(500)
Reversals	700	300
Valuation allowance at end of period	$(500)	$(1,200)
MSR asset, net	$13,118	$12,436
Fair value of MSR asset at end of period	$16,740	$15,599
Residential mortgage loans serviced for others	$1,649,187	$1,583,577
Net book value of MSR asset to loans serviced for others	0.80%	0.79%
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
Loan servicing rights (“LSR”): The Company acquired an LSR asset in connection with its acquisition of County on December 3, 2021 (see Note 2 for additional information on the County acquisition). The LSR asset was $13 million at September 30, 2022, and related to approximately $553 million of unpaid principal balances of loans serviced for others. The LSR asset will be amortized on an accelerated basis over the estimated remaining loan service period as the Company does not expect to add new loans to this servicing portfolio. See Note 9 for additional information on the fair value of the LSR asset.
The following table shows the estimated future amortization expense for amortizing intangible assets and the servicing assets. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of September 30, 2022. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset	LSR asset
Year ending December 31,
2022 (remaining three months)	$2,091	$126	$386	$2,004
2023	7,589	483	2,735	6,345
2024	6,298	449	2,635	3,673
2025	5,161	449	1,884	1,020
2026	3,983	249	1,394	—
2027	3,218	166	1,394	—
Thereafter	6,451	555	3,190	—
Total	$34,791	$2,477	$13,618	$13,042

Note 8 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. At September 30, 2022, short-term borrowings included $280 million of short-term FHLB advances, comprised of $80 million due in October 2022 at a weighted average rate of 2.70% and $200 million due in September 2023 at a weighted average rate of 4.30%. The Company did not have any outstanding short-term borrowings at December 31, 2021.
Long-Term Borrowings:
Long-term borrowings include any borrowing with an original maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	September 30, 2022	December 31, 2021
FHLB advances	$33,000	$25,000
Junior subordinated debentures	39,512	38,885
Subordinated notes	152,724	153,030
Total long-term borrowings	$225,236	$216,915
FHLB Advances: The Federal Home Loan Bank (“FHLB”) advances bear fixed rates, require interest-only monthly payments, and have maturity dates through February 2030. The weighted average rate of the FHLB advances was 1.09% at September 30, 2022 and 0.59% at December 31, 2021.
Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debenture. All the junior subordinated debentures are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. At September 30, 2022 and December 31, 2021, approximately $38 million and $37 million, respectively, of trust preferred securities qualify as Tier 1 capital.

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
The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of September 30, 2022				As of December 31, 2021
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs (1)	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (2)	12/15/2035	4.72%	$10,310	$(2,625)	$7,685	1.63%	$7,537
Baylake Capital Trust II (3)	9/30/2036	5.02%	16,598	(3,233)	13,365	1.57%	13,187
First Menasha Statutory Trust (4)	3/17/2034	6.32%	5,155	(498)	4,657	3.01%	4,624
County Bancorp Statutory Trust II (5)	9/15/2035	4.82%	6,186	(948)	5,238	1.73%	5,061
County Bancorp Statutory Trust III (6)	6/15/2036	4.98%	6,186	(1,006)	5,180	1.89%	5,121
Fox River Valley Capital Trust (7)	5/30/2033	6.40%	3,610	(223)	3,387	6.40%	3,355
Total			$48,045	$(8,533)	$39,512		$38,885
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$100,000	$(785)	$99,215	3.13%	$99,057
County Subordinated Notes due 2028	6/1/2028	5.88%	30,000	189	30,189	5.88%	30,402
County Subordinated Notes due 2030	6/30/2030	7.00%	22,400	920	23,320	7.00%	23,571
Total			$152,400	$324	$152,724		$153,030
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
Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
September 30, 2022
U.S. government agency securities	$184,763	$—	$184,763	$—
State, county and municipals	411,864	—	410,021	1,843
Mortgage-backed securities	213,435	—	212,453	982
Corporate debt securities	139,535	—	134,214	5,321
Securities AFS	$949,597	$—	$941,451	$8,146
Other investments (equity securities)	$4,482	$4,482	$—	$—
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
December 31, 2021
U.S. government agency securities	$191,277	$—	$191,277	$—
State, county and municipals	312,737	—	310,316	2,421
Mortgage-backed securities	271,262	—	270,260	1,002
Corporate debt securities	146,385	—	141,743	4,642
Securities AFS	$921,661	$—	$913,596	$8,065
Other investments (equity securities)	$5,660	$5,660	$—	$—
Derivative assets	1,064	—	1,064	—
Derivative liabilities	1,064	—	1,064	—
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds and mortgage-backed securities. At September 30, 2022 and December 31, 2021, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities. The fair value of the derivative assets and liabilities is determined using a discounted cash flow analysis of the expected cash flows of each derivative, which considers the contractual terms of the underlying derivative financial instrument and observable market-based inputs, such as interest rate curves.
The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

	Nine Months Ended	Year Ended
Level 3 Fair Value Measurements:	September 30, 2022	December 31, 2021
Balance at beginning of year	$8,065	$3,130
Acquired balance	750	4,935
Maturities / Paydowns	(442)	—
Unrealized gain / (loss)	(227)	—
Balance at end of period	$8,146	$8,065

Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
September 30, 2022
Collateral dependent loans	$30,217	$—	$—	$30,217
Other real estate owned (“OREO”)	2,134	—	—	2,134
MSR asset	13,118	—	—	13,118
LSR asset	13,042	—	—	13,042
December 31, 2021
Collateral dependent loans	$36,230	$—	$—	$36,230
OREO	11,955	—	—	11,955
MSR asset	12,436	—	—	12,436
LSR asset	20,055	—	—	20,055
The following is a description of the valuation methodologies used by the Company for the items noted in the table above. For collateral dependent loans, the estimated fair value is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral with consideration for estimated selling costs if satisfaction of the loan depends on the sale of the collateral, or the estimated liquidity of the note. For OREO, the fair value is based upon the estimated fair value of the underlying collateral adjusted for the expected costs to sell. To estimate the fair value of the MSR asset, the underlying serviced loan pools are stratified by interest rate tranche and term of the loan, and a valuation model is used to calculate the present value of the expected future cash flows for each stratum. The servicing valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, ancillary income, default rates and losses, and prepayment speeds. Although some of these assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

September 30, 2022
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$438,282	$438,282	$438,282	$—	$—
Certificates of deposit in other banks	13,510	13,409	—	13,409	—
Securities AFS	949,597	949,597	—	941,451	8,146
Securities HTM	686,424	627,639	—	627,639	—
Other investments, including equity securities	79,279	79,279	4,482	58,910	15,887
Loans held for sale	3,709	3,770	—	3,770	—
Loans, net	5,924,089	5,638,877	—	—	5,638,877
MSR asset	13,118	16,740	—	—	16,740
LSR asset	13,042	13,042	—	—	13,042
Accrued interest receivable	21,542	21,542	21,542	—	—
Financial liabilities:
Deposits	$7,395,902	$7,390,443	$—	$—	$7,390,443
Short-term borrowings	280,000	280,000	—	280,000	—
Long-term borrowings	225,236	220,616	—	33,104	187,512
Accrued interest payable	3,533	3,533	3,533	—	—

December 31, 2021
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$595,292	$595,292	$595,292	$—	$—
Certificates of deposit in other banks	21,920	22,236	—	22,236	—
Securities AFS	921,661	921,661	—	913,596	8,065
Securities HTM	651,803	648,394	—	648,394	—
Other investments, including equity securities	44,008	44,008	5,660	32,110	6,238
Loans held for sale	6,447	6,616	—	6,616	—
Loans, net	4,572,164	4,606,851	—	—	4,606,851
MSR asset	12,436	15,599	—	—	15,599
LSR asset	20,055	20,055	—	—	20,055
Accrued interest receivable	15,277	15,277	15,277	—	—
Financial liabilities:
Deposits	$6,465,916	$6,463,064	$—	$—	$6,463,064
Long-term borrowings	216,915	216,092	—	25,097	190,995
Accrued interest payable	3,078	3,078	3,078	—	—
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) is a bank holding company headquartered in Green Bay, Wisconsin. Nicolet provides a diversified range of traditional banking and wealth management services to individuals and businesses in its market area and through the branch offices of its banking subsidiary, Nicolet National Bank (the “Bank”), in Wisconsin, Michigan, and Minnesota. In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, all references to “we,” “us” and “our” refer to the Company.
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
•each of the factors and risks under Item 1A, “Risk Factors” of Nicolet’s 2021 Annual Report on Form 10-K and in subsequent filings we make with the SEC; and
•risks related to our merger with Charter, including:
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
◦potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the merger; and
◦current or future adverse legislation or regulation.
•the risk that Nicolet’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements.

Overview
The following discussion is management’s analysis of the consolidated financial condition as of September 30, 2022 and December 31, 2021 and results of operations for the three and nine-month periods ended September 30, 2022 and 2021. It should be read in conjunction with Nicolet’s audited consolidated financial statements included in Nicolet’s 2021 Annual Report on Form 10-K.

Our financial performance and certain balance sheet line items were impacted by the timing and size of our 2021 acquisitions of Mackinac Financial Corporation (“Mackinac”) on September 3, 2021 and County Bancorp, Inc. (“County”) on December 3, 2021, as well as our 2022 acquisition of Charter Bankshares, Inc. (“Charter”) on August 26, 2022. Certain income statement results, average balances and related ratios include partial contributions from Mackinac, County, and Charter, each from the respective acquisition date. Additional information on our acquisition activity is included in Note 2, “Acquisitions” in the Notes to Unaudited Consolidated Financial Statements, under Part I, Item 1.

Economic Outlook
Growth in economic activity and demand for goods and services, combined with labor shortages, supply chain complications and geopolitical matters, have contributed to rising inflation. In response, the Federal Reserve has raised interest rates from a target range of 0.00%-0.25% in early March 2022 to 3.00%-3.25% at the end of September 2022. In addition, the Federal Reserve has signaled that it anticipates additional increases in the target range are likely to mitigate the hardships caused by the ongoing Russia-Ukraine conflict, continued supply chain disruptions, and increased inflationary pressure. The tightening of the Federal Reserve’s monetary policies, including these increases in the target range and the tapering of the Federal Reserve’s balance sheet, combined with ongoing economic and political instability, increases the risk of an economic recession. While forecasts vary, many economists are projecting that U.S. economic growth will slow and inflation will remain elevated in the coming quarters, potentially resulting in a contraction of the U.S. gross domestic output by 2023, if not earlier. The timing and impact of inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict.

Table 1: Earnings Summary and Selected Financial Data
	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2022	6/30/2022	3/31/2022	12/31/2021	9/30/2021	9/30/2022	9/30/2021
Results of operations:
Net interest income	$62,990	$55,084	$53,795	$53,559	$35,184	$171,869	$104,396
Provision for credit losses	8,600	750	300	8,400	6,000	9,650	6,500
Noninterest income	13,000	14,131	15,943	16,064	13,996	43,074	51,300
Noninterest expense	42,567	36,538	37,550	39,408	33,061	116,655	89,889
Income before income tax expense	24,823	31,927	31,888	21,815	10,119	88,638	59,307
Income tax expense	6,313	7,942	7,724	5,510	2,295	21,979	14,960
Net income	$18,510	$23,985	$24,164	$16,305	$7,824	$66,659	$44,347
Earnings per common share ("EPS"):
Basic	$1.33	$1.79	$1.77	$1.29	$0.75	$4.88	$4.39
Diluted	$1.29	$1.73	$1.70	$1.25	$0.73	$4.72	$4.22
Common Shares:
Basic weighted average	13,890	13,402	13,649	12,626	10,392	13,648	10,098
Diluted weighted average	14,310	13,852	14,215	13,049	10,776	14,127	10,503
Outstanding (period end)	14,673	13,407	13,457	13,994	11,952	14,673	11,952
Period-End Balances:
Loans	$5,984,437	$4,978,654	$4,683,315	$4,621,836	$3,533,198	$5,984,437	$3,533,198
Allowance for credit losses - loans	60,348	50,655	49,906	49,672	38,399	60,348	38,399
Total assets	8,895,916	7,370,252	7,320,212	7,695,037	6,407,820	8,895,916	6,407,820
Deposits	7,395,902	6,286,266	6,231,120	6,465,916	5,428,774	7,395,902	5,428,774
Stockholders’ equity (common)	938,463	839,387	836,310	891,891	729,278	938,463	729,278
Book value per common share	63.96	62.61	62.15	63.73	61.01	63.96	61.01
Tangible book value per common share (2)	36.21	37.49	37.03	39.47	38.43	36.21	38.43
Financial Ratios: (1)
Return on average assets	0.93%	1.32%	1.30%	0.96%	0.59%	1.18%	1.24%
Return on average common equity	8.25	11.48	11.38	8.24	5.10	10.32	10.43
Return on average tangible common equity (2)	13.93	19.21	18.75	13.19	7.62	17.25	15.41
Stockholders' equity to assets	10.55	11.39	11.42	11.59	11.38	10.55	11.38
Tangible common equity to tangible assets (2)	6.26	7.15	7.14	7.51	7.48	6.26	7.48
Reconciliation of Non-GAAP Financial Measures:
Adjusted net income reconciliation (3)
Net income (GAAP)	$18,510	$23,985	$24,164	$16,305	$7,824	$66,659	$44,347
Adjustments:
Provision expense related to merger	8,000	—	—	8,400	6,000	8,000	6,000
Assets (gains) losses, net	46	(1,603)	(1,313)	(465)	1,187	(2,870)	(3,716)
Merger-related expense	519	555	98	2,202	2,793	1,172	3,449
Branch closure expense	—	—	—	—	944	—	944
Adjustments subtotal	8,565	(1,048)	(1,215)	10,137	10,924	6,302	6,677
Tax on Adjustments (25% effective tax rate)	2,141	(262)	(304)	2,534	2,731	1,576	1,669
Adjustments, net of tax	6,424	(786)	(911)	7,603	8,193	4,727	5,008
Adjusted net income (Non-GAAP)	$24,934	$23,199	$23,253	$23,908	$16,017	$71,386	$49,355
Adjusted diluted EPS (Non-GAAP)	$1.74	$1.67	$1.64	$1.83	$1.49	$5.05	$4.70
Tangible Assets:
Total assets	$8,895,916	$7,370,252	$7,320,212	$7,695,037	$6,407,820
Goodwill and other intangibles, net	407,117	336,721	338,068	339,492	269,954
Tangible assets	$8,488,799	$7,033,531	$6,982,144	$7,355,545	$6,137,866
Tangible Common Equity:
Stockholders’ equity (common)	$938,463	$839,387	$836,310	$891,891	$729,278
Goodwill and other intangibles, net	407,117	336,721	338,068	339,492	269,954
Tangible common equity	$531,346	$502,666	$498,242	$552,399	$459,324
Average Tangible Common Equity:
Stockholders’ equity (common)	$890,205	$837,975	$861,319	$784,666	$608,946	$863,272	$568,390
Goodwill and other intangibles, net	363,211	337,289	338,694	294,051	201,748	346,488	183,632
Average tangible common equity	$526,994	$500,686	$522,625	$490,615	$407,198	$516,784	$384,758
Note: Numbers may not sum due to rounding.
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
Performance Summary
Net income was $66.7 million for the nine months ended September 30, 2022, compared to $44.3 million for the nine months ended September 30, 2021. Earnings per diluted common share was $4.72 for the first nine months of 2022, compared to $4.22 for the first nine months of 2021.
•Net interest income was $171.9 million for the first nine months of 2022, up $67.5 million (65%) over the first nine months of 2021. Interest income grew $74.2 million attributable to favorable volumes (mostly higher loan volumes), partly offset by net unfavorable rates (as loans reprice at varying intervals to reflect the recent Federal Reserve interest rate increases). Interest expense increased $6.8 million between the nine-month periods mostly from the larger funding base. Net interest margin was 3.36% for the nine months ended September 30, 2022, compared to 3.22% for the nine months ended September 30, 2021. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”
•Noninterest income was $43.1 million for the first nine months of 2022, down $8.2 million (16%) from the comparable 2021 period, primarily due to lower net mortgage income. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”
•Noninterest expense was $116.7 million, $26.8 million (30%) higher than the first nine months of 2021. Personnel costs increased $15.9 million, and non-personnel expenses combined increased $10.9 million (27%) over the comparable 2021 period. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”
•Nonperforming assets were $40 million, representing 0.45% of total assets at September 30, 2022, compared to 0.73% at December 31, 2021 and 0.33% at September 30, 2021. For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”
•At September 30, 2022, assets were $8.9 billion, up $1.2 billion (16%) from December 31, 2021, largely due to the Charter acquisition, which added total assets of $1.1 billion at acquisition. Total assets increased $2.5 billion (39%) from September 30, 2021, mainly due to the acquisitions of Charter and County. For additional balance sheet discussion see “Balance Sheet Analysis.”
•At September 30, 2022, loans were $6.0 billion, an increase of $1.4 billion (29%) from December 31, 2021, including the Charter acquisition (which added loans of $827 million at acquisition) and solid organic loan growth. Total loans were $2.5 billion (69%) higher than September 30, 2021, largely due to the acquisitions of Charter and County. On average, loans grew $2.1 billion (70%) over the first nine months of 2021. For additional information regarding loans, see “Balance Sheet Analysis — Loans.”
•Total deposits were $7.4 billion at September 30, 2022, an increase of $930 million (14%) from December 31, 2021, including the Charter acquisition (which added deposits of $870 million at acquisition) and higher brokered deposits. Total deposits were $2.0 billion (36%) higher than September 30, 2021, largely due to the Charter and County acquisitions. Year-to-date average deposits were $2.3 billion (57%) higher than the first nine months of 2021. For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Nine Months Ended September 30,
	2022			2021
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Commercial PPP Loans	$6,433	$1,391	28.51%	$173,463	$11,123	8.46%
All other commercial-based loans	4,143,934	138,881	4.42%	2,222,290	75,845	4.50%
Retail-based loans	825,065	27,141	4.39%	528,895	17,357	4.38%
Total loans, including loan fees (1)(2)	4,975,432	167,413	4.45%	2,924,648	104,325	4.71%
Investment securities:
Taxable	1,389,540	15,612	1.50%	418,897	5,935	1.89%
Tax-exempt (2)	202,011	3,661	2.42%	140,691	2,252	2.13%
Total investment securities	1,591,551	19,273	1.62%	559,588	8,187	1.95%
Other interest-earning assets	251,983	2,734	1.44%	829,382	2,140	0.34%
Total non-loan earning assets	1,843,534	22,007	1.59%	1,388,970	10,327	0.99%
Total interest-earning assets	6,818,966	$189,420	3.67%	4,313,618	$114,652	3.51%
Other assets, net	731,928			452,047
Total assets	$7,550,894			$4,765,665
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$854,307	$827	0.13%	$595,385	$272	0.06%
Interest-bearing demand	1,010,372	2,647	0.35%	681,079	2,114	0.41%
Money market accounts (“MMA”)	1,502,038	2,132	0.19%	889,022	363	0.05%
Core time deposits	556,970	1,240	0.30%	318,477	2,165	0.91%
Total interest-bearing core deposits	3,923,687	6,846	0.23%	2,483,963	4,914	0.26%
Brokered deposits	450,311	2,394	0.71%	284,738	2,885	1.35%
Total interest-bearing deposits	4,373,998	9,240	0.28%	2,768,701	7,799	0.38%
Wholesale funding	239,362	7,053	3.91%	79,882	1,729	2.87%
Total interest-bearing liabilities	4,613,360	16,293	0.47%	2,848,583	9,528	0.45%
Noninterest-bearing demand deposits	2,034,865			1,307,222
Other liabilities	39,397			41,470
Stockholders’ equity	863,272			568,390
Total liabilities and stockholders’ equity	$7,550,894			$4,765,665
Interest rate spread			3.20%			3.06%
Net free funds			0.16%			0.16%
Tax-equivalent net interest income and net interest margin		$173,127	3.36%		$105,124	3.22%
Tax-equivalent adjustment		$1,258			$728
Net interest income		$171,869			$104,396
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis (Continued)

	For the Three Months Ended September 30,
	2022			2021
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Commercial PPP Loans	$605	$1	0.93%	$109,318	$2,310	8.27%
All other commercial-based loans	4,484,746	52,673	4.60%	2,378,480	26,759	4.40%
Retail-based loans	905,907	10,421	4.60%	588,624	6,242	4.24%
Total loans, including loan fees (1)(2)	5,391,258	63,095	4.60%	3,076,422	35,311	4.51%
Investment securities:
Taxable	1,391,330	5,350	1.54%	472,598	2,061	1.74%
Tax-exempt (2)	234,123	1,639	2.80%	139,272	744	2.14%
Total investment securities	1,625,453	6,989	1.72%	611,870	2,805	1.83%
Other interest-earning assets	144,409	1,127	3.09%	1,046,476	869	0.33%
Total non-loan earning assets	1,769,862	8,116	1.83%	1,658,346	3,674	0.88%
Total interest-earning assets	7,161,120	$71,211	3.91%	4,734,768	$38,985	3.24%
Other assets, net	695,011			511,425
Total assets	$7,856,131			$5,246,193
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$899,503	$488	0.22%	$662,260	$100	0.06%
Interest-bearing demand	990,891	1,148	0.46%	711,442	685	0.38%
MMA	1,540,610	1,309	0.34%	962,538	135	0.06%
Core time deposits	543,444	408	0.30%	329,012	630	0.76%
Total interest-bearing core deposits	3,974,448	3,353	0.33%	2,665,252	1,550	0.23%
Brokered deposits	468,010	1,285	1.09%	284,164	894	1.25%
Total interest-bearing deposits	4,442,458	4,638	0.41%	2,949,416	2,444	0.33%
Wholesale funding	287,751	3,090	4.25%	143,615	1,113	3.08%
Total interest-bearing liabilities	4,730,209	7,728	0.65%	3,093,031	3,557	0.46%
Noninterest-bearing demand deposits	2,200,789			1,499,052
Other liabilities	34,928			45,164
Stockholders’ equity	890,205			608,946
Total liabilities and stockholders’ equity	$7,856,131			$5,246,193
Interest rate spread			3.26%			2.78%
Net free funds			0.22%			0.16%
Tax-equivalent net interest income and net interest margin		$63,483	3.48%		$35,428	2.94%
Tax-equivalent adjustment		$493			$244
Net interest income		$62,990			$35,184
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended September 30, 2022 Compared to September 30, 2021:			For the Nine Months Ended September 30, 2022 Compared to September 30, 2021:
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Commercial PPP Loans	$(1,220)	$(1,089)	$(2,309)	$(18,046)	$8,314	$(9,732)
All other commercial-based loans	24,677	1,237	25,914	77,726	(14,690)	63,036
Retail-based loans	3,562	617	4,179	9,667	117	9,784
Total loans (2)	27,019	765	27,784	69,347	(6,259)	63,088
Investment securities:
Taxable	2,871	418	3,289	9,228	449	9,677
Tax-exempt (2)	615	280	895	1,081	328	1,409
Total investment securities	3,486	698	4,184	10,309	777	11,086
Other interest-earning assets	(454)	712	258	(343)	937	594
Total non-loan earning assets	3,032	1,410	4,442	9,966	1,714	11,680
Total interest-earning assets	$30,051	$2,175	$32,226	$79,313	$(4,545)	$74,768
Interest-bearing liabilities
Savings	$47	$341	$388	$155	$400	$555
Interest-bearing demand	305	158	463	901	(368)	533
MMA	125	1,049	1,174	385	1,384	1,769
Core time deposits	278	(500)	(222)	1,047	(1,972)	(925)
Total interest-bearing core deposits	755	1,048	1,803	2,488	(556)	1,932
Brokered deposits	516	(125)	391	1,239	(1,730)	(491)
Total interest-bearing deposits	1,271	923	2,194	3,727	(2,286)	1,441
Wholesale funding	1,395	582	1,977	4,735	589	5,324
Total interest-bearing liabilities	2,666	1,505	4,171	8,462	(1,697)	6,765
Net interest income	$27,385	$670	$28,055	$70,851	$(2,848)	$68,003
(1)The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amounts of change in each.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

The Federal Reserve raised short-term interest rates a total of 300 bps since mid-March 2022, increasing the Federal Funds rate to a range of 3.00% to 3.25% as of September 30, 2022. Prior to this, short-term interest rates remained steady since March 2020, with a Federal Funds range of 0.00% to 0.25%.
Tax-equivalent net interest income was $173.1 million for the first nine months of 2022, comprised of net interest income of $171.9 million ($67.5 million or 65% higher than the first nine months of 2021), and a $1.3 million tax-equivalent adjustment. The $68.0 million increase in tax-equivalent net interest income was attributable to net favorable volumes (which added $70.9 million, mostly from interest-earning asset volumes added with the recent acquisitions, as well as solid loan growth and strategic investment purchases) and net unfavorable rates (which decreased net interest income $2.8 million from competitive pricing pressure and the lag in repricing to current market interest rates).
Average interest-earning assets increased to $6.8 billion, up $2.5 billion (58%) over the 2021 comparable period, primarily due to the acquisitions of Mackinac, County, and Charter (in September 2021, December 2021, and August 2022, respectively). Between the comparable nine-month periods, average loans increased $2.1 billion (70%), mostly due to the Mackinac, County, and Charter acquisitions, which added loans of $0.9 billion, $1.0 billion, and $0.8 billion respectively, at acquisition. In addition, average loans reflected strong organic loan growth and the repurchase of previously participated agricultural loans, which more than offset the reduction in PPP loans from continued loan forgiveness. Average investment securities increased $1.0 billion between the comparable nine-month periods, partly due to the acquisitions, and partly due to the strategic re-investment of approximately $0.5 billion excess cash liquidity into U.S. Treasury securities of varying yields and durations during fourth quarter 2021. Other interest-earning assets declined $0.6 billion with the additional assets added with the acquisitions, more than offset by lower cash mostly from the re-investment of excess cash liquidity noted above. As a result, the mix of average interest-earning assets shifted to 73% loans, 23% investments and 4% other interest-earning assets (mostly cash) for the first nine months of 2022, compared to 68%, 13% and 19%, respectively, for the first nine months of 2021.

Average interest-bearing liabilities were $4.6 billion for the first nine months of 2022, an increase of $1.8 billion (62%) over the first nine months of 2021, primarily due to the acquisitions of Mackinac, County, and Charter. Average interest-bearing core deposits increased $1.4 billion and average brokered deposits increased $166 million between the comparable nine-month periods largely due to the acquisitions. Other interest-bearing liabilities grew $159 million between the comparable nine-month periods, partly due to the private placement of $100 million in fixed-to-floating rate subordinated notes in July 2021, and partly due to wholesale funding acquired with the acquisitions. The mix of average interest-bearing liabilities was 85% core deposits, 10% brokered deposits and 5% wholesale funding for the first nine months of 2022, compared to 87%, 10% and 3%, respectively, for the first nine months of 2021.
Between the comparable nine-month periods, the interest rate spread increased 14 bps. The interest-earning asset yield increased 16 bps to 3.67% for the first nine months of 2022, primarily due to the changing mix of interest-earning assets (mostly the reduction in cash due to the re-investment of excess cash liquidity noted above). The loan yield declined 26 bps to 4.45% between the comparable nine-month periods, largely due to the impact of the low interest rate environment through early 2022 and competitive pricing pressures on new, renewed, and variable rate loans, while the yield on investment securities declined 33 bps to 1.62%, also attributable to the low interest rate environment through early 2022, as well as the strategic re-investment of cash into U.S. Treasury securities. The cost of funds increased 2 bps to 0.47% for the first nine months of 2022, as lower rates on core interest-bearing deposits and brokered deposits, were more than offset by higher wholesale funding rates and a shift in the mix of interest-bearing liabilities (mostly the increase in wholesale funding noted above). As a result, the tax-equivalent net interest margin was 3.36% for the first nine months of 2022, up 14 bps compared to 3.22% for the first nine months of 2021.
Tax-equivalent interest income was $189.4 million for the first nine months of 2022, up $74.8 million from the first nine months of 2021, comprised of $79.3 million higher volumes, partly offset by lower average rates. Interest income on loans increased $63.1 million over the first nine months of 2021, mostly due to higher average balances from the acquisitions, as well as solid loan growth. Between the comparable nine-month periods, interest income on investment securities grew $11.1 million, also attributable to the acquisitions, as well as the re-investment of excess cash liquidity (noted above). Interest expense increased to $16.3 million for the first nine months of 2022, up $6.8 million compared to the first nine months of 2021, comprised of $8.5 million higher volumes, partly offset by $1.7 million from lower overall cost of funds. Interest expense on deposits increased $1.4 million (18%) from the first nine months of 2021 given higher average interest-bearing deposit balances at a lower cost as product and rate changes were made during 2021 in the low rate environment, while brokered deposits cost less largely from maturities of higher-costing term brokered funds procured under competitive conditions in mid-2020 during the pandemic. Interest expense on wholesale funding increased between the comparable nine-month periods, mostly due to higher average balances from the July 2021 subordinated notes issuance, as well as wholesale funding acquired with the acquisitions.
Provision for Credit Losses
The provision for credit losses was $9.7 million for the nine months ended September 30, 2022 (comprised of $9.1 million related to the ACL-Loans and $0.6 million for the ACL on unfunded commitments), compared to $6.5 million for the nine months ended September 30, 2021 (comprised of $4.5 million related to the ACL-Loans and $2.0 million for the ACL on unfunded commitments). The 2022 provision for credit losses was mostly due to the Day 2 ACL increase from the Charter acquisition, while the 2021 provision for credit losses was mostly due to the Day 2 ACL increase for the Mackinac acquisition.
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

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Trust services fee income	$1,969	$2,043	$(74)	(4)%	$5,984	$5,724	$260	5%
Brokerage fee income	3,040	3,154	(114)	(4)	9,716	8,938	778	9
Mortgage income, net	1,728	4,808	(3,080)	(64)	7,186	17,637	(10,451)	(59)
Service charges on deposit accounts	1,589	1,314	275	21	4,602	3,541	1,061	30
Card interchange income	3,012	2,299	713	31	8,543	6,492	2,051	32
BOLI income	966	572	394	69	2,667	1,658	1,009	61
LSR income, net	(517)	—	(517)	N/M	(1,042)	—	(1,042)	N/M
Other income	1,259	993	266	27	2,548	3,594	(1,046)	(29)
Noninterest income without net gains	13,046	15,183	(2,137)	(14)	40,204	47,584	(7,380)	(16)
Asset gains (losses), net	(46)	(1,187)	1,141	N/M	2,870	3,716	(846)	(23)
Total noninterest income	$13,000	$13,996	$(996)	(7)%	$43,074	$51,300	$(8,226)	(16)%
Trust services fee income & Brokerage fee income combined	$5,009	$5,197	$(188)	(4)%	$15,700	$14,662	$1,038	7%
N/M means not meaningful.
Noninterest income was $43.1 million for the first nine months of 2022, a decrease of $8.2 million (16%) compared to $51.3 million for the first nine months of 2021, primarily due to lower net mortgage income.
Trust services fee income and brokerage fee income combined were $15.7 million, up $1.0 million (7%) over the first nine months of 2021, consistent with the growth in accounts and assets under management, though tempered by unfavorable market-related declines.
Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSR”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $7.2 million, decreased $10.5 million (59%) between the comparable nine-month periods, mostly due to the rising interest rate environment reducing secondary market volumes and the related gains on sales. Gains on sales and capitalized gains combined decreased $10.9 million and the fair value of the mortgage derivatives decreased $0.4 million, while MSR impairment was $0.9 million favorable on slower paydown activity. See also “Lending-Related Commitments” and Note 7, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.
Service charges on deposit accounts were up $1.1 million to $4.6 million for the nine months ended September 30, 2022, mostly due to the larger deposit base from the acquisitions.
Card interchange income grew $2.1 million (32%) between the comparable nine-month periods due to higher volume and activity.
BOLI income was up $1.0 million between the comparable nine-month periods, attributable to higher average balances from BOLI acquired with the acquisitions and also benefiting from the rising interest rate environment.
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
Other income of $2.5 million for the nine months ended September 30, 2022 was down $1.0 million from the comparable 2021 period, largely due to unfavorable changes in the fair value of nonqualified deferred compensation plan assets from the recent market declines, partly offset by new revenue from crop insurance sales (related to the County acquisition). See also “Noninterest Expense” for discussion on the offsetting fair value change to the nonqualified deferred compensation plan liabilities.

Net asset gains of $2.9 million for the first nine months of 2022 were primarily attributable to gains on sales of other real estate owned (mostly closed bank branch locations), while net asset gains of $3.7 million for the first nine months of 2021 were primarily attributable to favorable fair value marks on equity securities.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
Personnel	$24,136	$16,927	$7,209	43%	$65,008	$49,127	$15,881	32%
Occupancy, equipment and office	7,641	5,749	1,892	33	21,476	13,939	7,537	54
Business development and marketing	2,281	1,654	627	38	6,169	3,853	2,316	60
Data processing	3,664	2,939	725	25	10,647	8,408	2,239	27
Intangibles amortization	1,628	758	870	115	4,399	2,400	1,999	83
FDIC assessments	480	480	—	—	1,440	1,555	(115)	(7)
Merger-related expense	519	2,793	(2,274)	(81)	1,172	3,449	(2,277)	(66)
Other expense	2,218	1,761	457	26	6,344	7,158	(814)	(11)
Total noninterest expense	$42,567	$33,061	$9,506	29%	$116,655	$89,889	$26,766	30%
Non-personnel expenses	$18,431	$16,134	$2,297	14%	$51,647	$40,762	$10,885	27%
Average full-time equivalent (“FTE”) employees	907	646	261	40%	863	591	272	46%

Noninterest expense was $116.7 million, an increase of $26.8 million (30%) over the first nine months of 2021. Personnel costs increased $15.9 million (32%), while non-personnel expenses combined increased $10.9 million (27%) compared to the first nine months of 2021.
Personnel expense was $65.0 million for the nine months ended September 30, 2022, an increase of $15.9 million from the comparable period in 2021. Salary expense increased $16.4 million (58%) over the first nine months of 2021, reflecting higher salaries from the larger employee base (with average full-time equivalent employees up 46%, mostly due to the timing of the 2022 and 2021 acquisitions), investments in our wealth team, and merit increases between the years. Salary expense also reflected increases in hourly pay and base salaries effective at the end of March 2022, which benefited 67% of our employee base. Fringe benefits increased $3.4 million (50%) over the first nine months of 2021, commensurate with the larger employee base. Personnel expense was also impacted by the change in the fair value of nonqualified deferred compensation plan liabilities from the recent market declines. See also “Noninterest Income” for discussion on the offsetting fair value change to the nonqualified deferred compensation plan assets.
Occupancy, equipment and office expense was $21.5 million for the first nine months of 2022, up $7.5 million (54%) compared to the first nine months of 2021, largely due to the expanded branch network with the recent acquisitions, as well as additional expense for software and technology solutions.
Business development and marketing expense was $6.2 million, up $2.3 million (60%), between the comparable nine-month periods, largely due to higher travel and entertainment expenses, as well as additional marketing donations, promotions, and media to support our expanded branch network and community base.
Data processing expense was $10.6 million, up $2.2 million (27%) between the comparable nine-month periods, mostly due to volume-based increases in core processing charges, including the larger operating base following the Mackinac, County, and Charter acquisitions.
Intangibles amortization increased $2.0 million between the comparable nine-month periods due to higher amortization from the intangibles added with the recent acquisitions.
Other expense was $6.3 million, down $0.8 million (11%) between the comparable nine-month periods, mostly due to a $2.1 million contract termination charge incurred in 2021, partly offset by higher professional fees, costs to carry closed bank branches, and overall higher expenses related to our larger operating base.

Income Taxes
Income tax expense was $22.0 million (effective tax rate of 24.8%) for the first nine months of 2022, compared to $15.0 million (effective tax rate of 25.2%) for the comparable period of 2021.

Income Statement Analysis – Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021
Net income was $18.5 million for the three months ended September 30, 2022, compared to $7.8 million for the three months ended September 30, 2021. Earnings per diluted common share was $1.29 for third quarter 2022, compared to $0.73 for third quarter 2021.
Tax-equivalent net interest income was $63.5 million for third quarter 2022, comprised of net interest income of $63.0 million ($27.8 million or 79% over third quarter 2021), and a tax-equivalent adjustment of $0.5 million. Tax-equivalent interest income increased $32.2 million between the third quarter periods, with $30.1 million from stronger volumes (led by average loans which grew $2.3 billion or 75% over third quarter 2021, mostly due to the acquisitions) and $2.2 million from higher yields. Average investment securities increased $1.0 billion between the comparable third quarter periods, partly due to the acquisitions, and partly due to the strategic re-investment of approximately $0.5 billion excess cash liquidity into U.S. Treasury securities of varying yields and durations during fourth quarter 2021. Interest expense increased $4.2 million from third quarter 2021, including $2.7 million from higher volumes (mostly from higher average deposit balances from the acquisitions) and $1.5 million due to higher overall funding costs. For additional information regarding average balances, net interest income and net interest margin, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”
The net interest margin for third quarter 2022 was 3.48%, compared to 2.94% for third quarter 2021, influenced by interest rate increases and the changing balance sheet mix. The mix of average interest-earning assets shifted from 65% loans, 13% investments and 22% other interest-earning assets (mostly cash) for third quarter 2021, to 75%, 23% and 2%, respectively, for third quarter 2022. As a result, the yield on interest-earning assets of 3.91% increased 67 bps from third quarter 2021. The yield on loans was 4.60%, 9 bps higher than third quarter 2021, largely due to the impact of the rising interest rate environment. The cost of funds of 0.65% increased 19 bps between the comparable quarters, also due to the rising interest rates.
Provision for credit losses was $8.6 million for third quarter 2022 (comprised of $8.2 million related to the ACL-Loans, and $0.4 million for the ACL on unfunded commitments), compared to $6.0 million provision for credit losses for third quarter 2021. The 2022 provision for credit losses was mostly due to the Day 2 ACL increase from the Charter acquisition, while the 2021 provision for credit losses was mostly due to the Day 2 ACL increase for the Mackinac acquisition. For additional information regarding the allowance for credit losses-loans and asset quality, see “BALANCE SHEET ANALYSIS — Allowance for Credit Losses - Loans” and “BALANCE SHEET ANALYSIS — Nonperforming Assets.”
Noninterest income was $13.0 million for third quarter 2022, a decrease of $1.0 million (7%) from third quarter 2021. Net mortgage income of $1.7 million for third quarter 2022 was down $3.1 million (64%) from third quarter 2021, primarily due to the rising interest rate environment reducing secondary market volumes and the related gains on sales. Trust services fee income and brokerage fee income combined was down $0.2 million (4%), as unfavorable market-related declines outpaced the growth in accounts and assets under management. Service charges on deposit accounts grew $0.3 million to $1.6 million for third quarter 2022, mostly due to the larger deposit base from the acquisitions. Card interchange income grew $0.7 million (31%) due to higher volume and activity. Net asset losses were minimal in third quarter 2022, while net asset losses of $1.2 million in third quarter 2021 were primarily attributable to fair value marks on equity securities. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”
Noninterest expense was $42.6 million for third quarter 2022, an increase of $9.5 million (29%) from third quarter 2021, including a $7.2 million increase in personnel expense and a $2.3 million increase in non-personnel expenses. The increase in personnel was due to higher salaries and fringe benefits from the larger employee base (with average full-time equivalent employees up 40%), investments in our wealth team, and merit increases between the years. Occupancy, equipment, and office of $7.6 million was up $1.9 million (33%), largely due to the expanded branch network with the recent acquisitions, as well as additional expense for software and technology solutions. Business development and marketing of $2.3 million increased $0.6 million over third quarter 2021, largely due to higher travel and entertainment expenses, as well as additional marketing donations, promotions, and media to support our expanded branch network and community base. Data processing expense was $3.7 million, up $0.7 million (25%) between the comparable third quarter periods, mostly due to volume-based increases in core processing charges, including the larger operating base following the Mackinac, County, and Charter acquisitions. Other expense was $2.2 million, up $0.5 million between the comparable third quarter periods, primarily due to higher professional fees and overall higher expenses related to our larger operating base. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”
Income tax expense for third quarter 2022 was $6.3 million, with an effective tax rate of 25.4%, compared to income tax expense of $2.3 million and an effective tax rate of 22.7% for third quarter 2021.

BALANCE SHEET ANALYSIS
At September 30, 2022, period end assets were $8.9 billion, an increase of $1.2 billion (16%) from December 31, 2021, largely due to the Charter acquisition, which added total assets of $1.1 billion at acquisition. Total loans increased $1.4 billion from December 31, 2021, largely due to the Charter acquisition (which added loans of $827 million at acquisition) and solid organic loan growth. Total deposits of $7.4 billion at September 30, 2022, increased $930 million from December 31, 2021, including the Charter acquisition (which added deposits of $870 million at acquisition) and higher brokered deposits. Total borrowings increased $288 million from December 31, 2021, with approximately half acquired with Charter and the remainder related to new FHLB advances. Total stockholders’ equity was $938 million at September 30, 2022, an increase of $47 million since December 31, 2021, primarily due to common stock issued in the Charter acquisition and current year earnings, partly offset by stock repurchase activity and unfavorable changes in the fair value of securities AFS.
Compared to September 30, 2021, assets were up $2.5 billion (39%) from September 30, 2021, largely due to the acquisitions of Charter and County. Total loans increased $2.5 billion and total deposits increased $2.0 billion from September 30, 2021, also largely due to the acquisitions of Charter and County. Stockholders’ equity increased $209 million from September 30, 2021, primarily due to common stock issued in the Charter and County acquisitions and net income, partially offset by stock repurchases over the year and negative net fair value investment changes.

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
Nicolet services a diverse customer base in Wisconsin, Michigan and Minnesota. We concentrate on originating loans in our local markets and assisting current loan customers. The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas.
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
Table 6: Period End Loan Composition

	September 30, 2022		December 31, 2021		September 30, 2021
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,268,252	21%	$1,042,256	23%	$956,257	27%
Owner-occupied CRE	954,933	16	787,189	17	697,816	20
Agricultural	1,017,498	17	794,728	17	112,409	3
Commercial	3,240,683	54	2,624,173	57	1,766,482	50
CRE investment	1,132,951	19	818,061	18	662,871	19
Construction & land development	306,446	5	213,035	5	173,971	5
Commercial real estate	1,439,397	24	1,031,096	23	836,842	24
Commercial-based loans	4,680,080	78	3,655,269	80	2,603,324	74
Residential construction	101,286	2	70,353	1	59,611	2
Residential first mortgage	970,384	16	713,983	15	688,491	19
Residential junior mortgage	176,428	3	131,424	3	130,279	4
Residential real estate	1,248,098	21	915,760	19	878,381	25
Retail & other	56,259	1	50,807	1	51,493	1
Retail-based loans	1,304,357	22	966,567	20	929,874	26
Total loans	$5,984,437	100%	$4,621,836	100%	$3,533,198	100%
As noted in Table 6 above, the loan portfolio at September 30, 2022, was 78% commercial-based and 22% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

At September 30, 2022, loans were $6.0 billion, $1.4 billion higher than December 31, 2021, largely due to the Charter acquisition (which added loans of $827 million at acquisition) and solid organic loan growth. Excluding the $827 million of loans Charter added at acquisition, loans increased $536 million (16% annualized) from year-end 2021 on solid organic growth, as well as the repurchase of approximately $100 million previously participated agricultural loans. Commercial and industrial loans continue to be the largest segment of Nicolet’s portfolio and represented 21% of the total portfolio at September 30, 2022.
Residential real estate loans of $1.2 billion grew $332 million from year-end 2021, including the Charter acquisition and organic growth, to represent 21% of total loans at September 30, 2022. Residential first mortgage loans include conventional first-lien home mortgages, while residential junior mortgage loans consist mainly of home equity lines and term loans secured by junior mortgage liens. As part of our management of residential mortgage loans, the majority of Nicolet’s long-term, fixed-rate residential first mortgage loans are sold in the secondary market with servicing rights retained. Nicolet’s mortgage loans are typically of high quality and have historically had low net charge-off rates.
Retail and other loans were up slightly ($5 million) from year-end 2021, representing approximately 1% of the total loan portfolio, and include predominantly short-term and other personal installment loans not secured by real estate.

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
At September 30, 2022, the ACL-Loans was $60 million (representing 1.01% of period end loans) compared to $50 million at December 31, 2021 and $38 million at September 30, 2021. The increase in the ACL-Loans from year-end 2021 was mostly due to the Charter acquisition, which added $8 million of provision for the Day 2 allowance and $2 million related to purchased credit deteriorated loans. The increase in the ACL-Loans from September 30, 2021 was largely due to the acquisitions of Charter and County, which combined added $16 million of provision for the Day 2 allowance and $5 million related to purchased credit deteriorated loans. The components of the ACL-Loans are detailed further in Table 7 below.

Table 7: Allowance for Credit Losses - Loans

	Nine Months Ended		Year Ended
(in thousands)	September 30, 2022	September 30, 2021	December 31, 2021
ACL-Loans:
Balance at beginning of period	$49,672	$32,173	$32,173
ACL on PCD loans acquired	1,709	1,896	5,159
Provision for credit losses	9,100	4,500	12,500
Charge-offs	(442)	(436)	(513)
Recoveries	309	266	353
Net (charge-offs) recoveries	(133)	(170)	(160)
Balance at end of period	$60,348	$38,399	$49,672
Net loan (charge-offs) recoveries:
Commercial & industrial	$(49)	$(31)	$50
Owner-occupied CRE	(36)	—	—
Agricultural	—	(48)	(48)
CRE investment	169	(2)	(2)
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	(58)	(34)	(93)
Residential junior mortgage	9	4	4
Retail & other	(168)	(59)	(71)
Total net (charge-offs) recoveries	$(133)	$(170)	$(160)
Ratios:
ACL-Loans to total loans	1.01%	1.09%	1.07%
Net charge-offs to average loans, annualized	0.00%	0.01%	0.01%

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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”). At September 30, 2022, nonperforming assets were $40 million and represented 0.45% of total assets, compared to $56 million or 0.73% of total assets at December 31, 2021.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $46 million (0.8% of loans) and $53 million (1.1% of loans) at September 30, 2022 and December 31, 2021, respectively. Potential problem loans require heightened management review given the pace at which a credit may deteriorate, the potential duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 8: Nonperforming Assets

(in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
Nonperforming loans:
Commercial & industrial	$3,052	$1,908	$1,778
Owner-occupied CRE	5,806	4,220	2,990
Agricultural	20,646	28,367	1,782
Commercial	29,504	34,495	6,550
CRE investment	3,343	4,119	4,249
Construction & land development	794	1,071	1,093
Commercial real estate	4,137	5,190	5,342
Commercial-based loans	33,641	39,685	11,892
Residential construction	—	—	—
Residential first mortgage	4,309	4,132	4,495
Residential junior mortgage	277	243	232
Residential real estate	4,586	4,375	4,727
Retail & other	99	94	96
Retail-based loans	4,685	4,469	4,823
Total nonaccrual loans	38,326	44,154	16,715
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$38,326	$44,154	$16,715
Nonaccrual loans (included above) covered by guarantees	$5,493	$6,776	$1,729
OREO:
Commercial real estate owned	$628	$1,549	$1,219
Residential real estate owned	—	99	355
Bank property real estate owned	1,506	10,307	2,895
Total OREO	2,134	11,955	4,469
Total nonperforming assets	$40,460	$56,109	$21,184
Performing troubled debt restructurings	$—	$5,443	$2,103
Ratios:
Nonperforming loans to total loans	0.64%	0.96%	0.47%
Nonperforming assets to total loans plus OREO	0.68%	1.21%	0.60%
Nonperforming assets to total assets	0.45%	0.73%	0.33%
ACL-Loans to nonperforming loans	157%	112%	230%
Deposits
Deposits represent Nicolet’s largest source of funds. Total deposits of $7.4 billion at September 30, 2022, increased $930 million from December 31, 2021, primarily due to the Charter acquisition, and included a $735 million increase in core customer deposits and a $195 million increase in brokered deposits. Compared to September 30, 2021, total deposits increased $2.0 billion (36%), largely due to the Charter and County acquisitions. The deposit composition is presented in Table 9 below.
Table 9: Period End Deposit Composition

	September 30, 2022		December 31, 2021		September 30, 2021
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$2,477,507	33%	$1,975,705	31%	$1,852,119	34%
Money market and interest-bearing demand	3,012,405	41%	2,834,824	44%	2,154,557	40%
Savings	939,832	13%	803,197	12%	775,281	14%
Time	966,158	13%	852,190	13%	646,817	12%
Total deposits	$7,395,902	100%	$6,465,916	100%	$5,428,774	100%
Brokered transaction accounts	$252,891	3%	$234,306	4%	$152,858	3%
Brokered and listed time deposits	386,101	5%	209,857	3%	204,202	4%
Total brokered deposits	$638,992	8%	$444,163	7%	$357,060	7%
Customer transaction accounts	$6,176,853	84%	$5,379,420	83%	$4,629,099	85%
Customer time deposits	580,057	8%	642,333	10%	442,615	8%
Total customer deposits (core)	$6,756,910	92%	$6,021,753	93%	$5,071,714	93%

Lending-Related Commitments
As of September 30, 2022 and December 31, 2021, Nicolet had the following off-balance sheet lending-related commitments.
Table 10: Commitments

(in thousands)	September 30, 2022	December 31, 2021
Commitments to extend credit	$1,854,064	$1,433,881
Financial standby letters of credit	26,250	13,562
Performance standby letters of credit	9,059	7,336
Interest rate lock commitments to originate residential mortgage loans held for sale (included above in commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the notional amounts represented $12 million and $10 million, respectively, at September 30, 2022. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale represented $50 million and $1 million, respectively, at December 31, 2021. The net fair value of these mortgage derivatives combined was a gain of $121,000 at September 30, 2022 compared to a gain of $149,000 at December 31, 2021.

Liquidity Management
Liquidity management refers to the ability to ensure that cash is available in a timely and cost-effective manner to meet cash flow requirements of depositors and borrowers and to meet other commitments as they fall due, including the ability to service debt, invest in subsidiaries, repurchase common stock, and satisfy other operating requirements.
Funds are available from a number of basic banking activity sources including, but not limited to, the core deposit base; repayment and maturity of loans; investment securities calls, maturities, and sales; and procurement of additional brokered deposits or other wholesale funding. At September 30, 2022, approximately 48% of the $1.6 billion investment securities portfolio was pledged as collateral to secure public deposits, as applicable, and for liquidity or other purposes as required by regulation. Additional funding sources at September 30, 2022, consist of available and unused Federal funds lines, borrowing capacity at the FHLB of $554 million, and borrowing capacity in the brokered deposit market.
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, debt service requirements, and when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. At September 30, 2022, the Parent Company had $38 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. During 2021, Nicolet completed the private placement of $100 million in fixed-to-floating rate subordinated notes (the “Notes”) due in 2031. (See Note 8, “Short and Long-Term Borrowings” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional information on the Notes). Dividends from the Bank and, to a lesser extent, stock option exercises, also represent significant sources of cash flows for the Parent Company.
Cash and cash equivalents at September 30, 2022 and December 31, 2021 were $438 million and $595 million, respectively. The decrease in cash and cash equivalents since year-end 2021 included $87 million net cash provided by operating activities (mostly earnings), $382 million net cash used in investing activities (with strong loan growth and cash paid for the Charter acquisition partly offset by net cash received from the Birmingham branch sale), and $137 million net cash provided by financing activities (mostly deposit and short-term borrowings partly offset by cash outflows for common stock repurchases). Management believes its liquidity resources were sufficient as of September 30, 2022 to fund loans, accommodate deposit cycles and trends, and to meet other cash needs as necessary.

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
Among other scenarios, we assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned earlier and reflect the changed interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at September 30, 2022 and December 31, 2021, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 11 below. The results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.
Table 11: Interest Rate Sensitivity

	September 30, 2022	December 31, 2021
200 bps decrease in interest rates	(1.7)%	(0.3)%
100 bps decrease in interest rates	(0.7)%	(0.3)%
100 bps increase in interest rates	0.5%	(0.1)%
200 bps increase in interest rates	1.1%	(0.3)%
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

Capital
Management regularly reviews the adequacy of its capital to ensure that sufficient capital is available for current and future needs and is in compliance with regulatory guidelines. The capital position and capital strategies are actively reviewed in light of perceived business risks associated with current and prospective earning levels, liquidity, asset quality, economic conditions in the markets served, and level of returns available to shareholders. Management intends to maintain an optimal capital and leverage mix for growth and shareholder return. For details on the change in capital see “BALANCE SHEET ANALYSIS.”
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At September 30, 2022, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current environment and in strategic growth. A summary of the Company’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.

Table 12: Capital

	At or for the Nine Months Ended	At or for the Year Ended
($ in thousands)	September 30, 2022	December 31, 2021
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$60,697	$61,464
Common stock repurchased during the period (full shares)	661,662	793,064
Company Risk-Based Capital:
Total risk-based capital	$855,119	$793,410
Tier 1 risk-based capital	651,016	604,199
Common equity Tier 1 capital	613,284	567,095
Total capital ratio	12.0%	13.8%
Tier 1 capital ratio	9.2%	10.5%
Common equity tier 1 capital ratio	8.6%	9.9%
Tier 1 leverage ratio	8.6%	9.4%
Bank Risk-Based Capital:
Total risk-based capital	$801,952	$700,869
Tier 1 risk-based capital	750,572	664,688
Common equity Tier 1 capital	750,572	664,688
Total capital ratio	11.3%	12.2%
Tier 1 capital ratio	10.6%	11.6%
Common equity tier 1 capital ratio	10.6%	11.6%
Tier 1 leverage ratio	10.0%	10.3%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. During the first nine months of 2022, $61 million was utilized to repurchase and cancel 661,662 shares of common stock, pursuant to our common stock repurchase program. At September 30, 2022, there remains $48 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk at September 30, 2022, from that presented in our 2021 Annual Report on Form 10-K. See section “Interest Rate Sensitivity Management and Impact of Inflation” within Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2, for our interest rate sensitivity position at September 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of Nicolet’s common stock made during third quarter 2022 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
July 1 – July 31, 2022	—	$—	—
August 1 – August 31, 2022	—	$—	—
September 1 – September 30, 2022	72	$76.66	—
Total	72	$76.66	—	686,000
a.During third quarter 2022, the Company withheld 72 common shares for minimum tax withholding settlements on restricted stock. These are not considered “repurchases” and, therefore, do not count against the maximum number of shares that may yet be purchased under the board of directors’ authorization.
b.The board of directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $276 million to repurchase outstanding shares of common stock. This common stock repurchase program was last modified on April 19, 2022, and has no expiration date. At September 30, 2022, approximately $48 million remained available under this common stock repurchase program, or approximately 686,000 shares of common stock (based upon the closing stock price of $70.44 on September 30, 2022).
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
(2) Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

November 1, 2022	/s/ Michael E. Daniels
Michael E. Daniels
President and Chief Executive Officer

November 1, 2022	/s/ H. Phillip Moore, Jr.
H. Phillip Moore, Jr.
Chief Financial Officer