Form 10-K
period 2022-12-31
NICOLET BANKSHARES INC
filed 2023-02-24
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒         Accelerated filer ☐
Non-accelerated filer ☐         Smaller reporting company ☐         Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $880 million based on the closing sale price of $72.34 per share as reported on the New York Stock Exchange on June 30, 2022.
As of February 23, 2023 14,694,428 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement (the “2023 Proxy Statement”) for the 2023 Annual Meeting of Shareholders to be held on May 15, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Nicolet Bankshares, Inc.

Forward-Looking Statements
Statements made in this Annual Report on Form 10-K and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements are neither statements of historical fact nor assurance of future performance and generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Forward-looking statements include discussions of management’s strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about our future performance, operations, products and services, and forecasts of our revenues, earnings, or other measures of performance should be viewed with caution. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those implied or anticipated by the statements. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors, many of which are beyond Nicolet’s control, that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Item 1A of this Report, “Risk Factors,” include but are not necessarily limited to the following that are in no particular order:
•strategic, market, operating, legal and regulatory risks, including the effects of legislative or regulatory developments affecting the financial industry generally or Nicolet specifically;
•negative economic and political conditions that adversely affect the general economy, housing prices, the real estate market, the job market, consumer confidence, the financial condition of our borrowers and consumer spending habits, which may affect, among other things, the levels of nonperforming assets, charge-offs, and provision expense;
•potential fluctuations or unanticipated changes in the interest rate environment, including interest rate changes made by the Federal Reserve, the discontinuation of LIBOR as an interest rate benchmark, as well as cash flow reassessments may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets;
•potential difficulties in identifying and completing future mergers or acquisitions as well as our ability to successfully expand and integrate those businesses that we acquire;
•the impact of purchase accounting with respect to our merger activities, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
•competition from financial institutions and other financial service providers including non-bank financial technology providers and our ability to attract customers from other financial institutions;
•losses due to fraudulent and negligent conduct of our customers, third party service providers or employees;
•volatility in the allowance for credit losses (“ACL”) resulting from the Current Expected Credit Losses (“CECL”) methodology, either alone or as that may be affected by conditions affecting our business;
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
•adverse results (including judgments, costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory proceedings, examinations, investigations, or similar matters or developments related thereto;
•the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as weather events, natural disasters, epidemics and pandemics (including COVID-19), war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs;

•the risk that Nicolet’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful; and
•other risks and uncertainties disclosed in documents filed or furnished by us with or to the SEC, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements.
PART I
ITEM 1. BUSINESS
General
Nicolet Bankshares, Inc. (individually referred to herein as the “Parent Company” and together with all its subsidiaries collectively referred to herein as “Nicolet,” the “Company,” “we,” “us” or “our”) is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Wisconsin. At December 31, 2022, Nicolet had total assets of $8.8 billion, loans of $6.2 billion, deposits of $7.2 billion and total stockholders’ equity of $973 million. For the year ended December 31, 2022, Nicolet earned net income of $94 million, or $6.56 per diluted common share.
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
Nicolet conducts its primary operations through its wholly owned subsidiary, Nicolet National Bank, a commercial bank which was organized in 2000 as a national bank under the laws of the United States and opened for business in Green Bay, Wisconsin, on November 1, 2000 (referred to herein as the “Bank”). At December 31, 2022, the Parent Company also wholly owns a registered investment advisory firm, Nicolet Advisory Services, LLC (“Nicolet Advisory”), that provides brokerage and investment advisory services to customers, and Nicolet Insurance Services, LLC (“Nicolet Insurance”), to facilitate the delivery of a crop insurance product associated with Nicolet’s agricultural lending. At December 31, 2022, the Bank wholly owns an investment subsidiary based in Nevada, an entity that owns the building in which Nicolet is headquartered, and a subsidiary that provides a web-based investment management platform for financial advisor trades and related activity. Other than the Bank, these subsidiaries are closely related to or incidental to the business of banking and none are individually or collectively significant to Nicolet’s financial position or results as of December 31, 2022.
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
Since its opening in late 2000, though more prominently since 2013, Nicolet has supplemented its organic growth with branch purchase and acquisition transactions. Merger and acquisition (“M&A”) activity has continued to be a source of strong growth for Nicolet, including the successful completion of ten acquisitions since 2012. For information on recent transactions, see Note 2, “Acquisitions,” of the Notes to Consolidated Financial Statements under Part II, Item 8.
Products and Services Overview
Nicolet’s principal business is banking, consisting of lending and deposit gathering, as well as ancillary banking-related products and services, to businesses and individuals of the communities it serves, and the operational support to deliver, fund and manage such banking products and services. Additionally, trust, brokerage and other investment management services predominantly for individuals and retirement plan services for business customers are offered. Nicolet delivers its products and services principally through 55 bank branch locations, online banking, mobile banking and an interactive website. Nicolet’s call center also services customers.

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
Lending is critical to Nicolet’s balance sheet and earnings potential. Nicolet seeks creditworthy borrowers principally within the geographic area of its branch locations. As a community bank with experienced commercial, agricultural, and residential mortgage lenders, our primary lending function is to make loans in the following categories:
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
Lending involves credit risk. Nicolet has and follows extensive loan policies and procedures to standardize processes, meet compliance requirements and prudently manage underwriting, credit and other risks. Credit risk is further controlled and monitored through active asset quality management including the use of lending standards, thorough review of current and potential borrowers through Nicolet’s underwriting process, close relationships with and regular check-ins with borrowers, and active asset quality administration. For further discussion of the loan portfolio composition and credit risk management, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” under Part II, Item 7, and Note 1, “Nature of Business and Significant Accounting Policies,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
Human Capital Resources
To attract and retain top talent, Nicolet is committed to support the well-being and development of each employee in a collaborative and inclusive environment. Our Core Values serve as the foundation of Nicolet’s employee benefits plans and policies, all of which are designed to support the long-term financial, physical, and emotional health of employees.

Core Value	Benefits and Policies
Be Real	Nicolet recognizes that each employee deserves financial security, however they may define that goal for themselves. To assist them, Nicolet offers competitive wages and a comprehensive financial benefit package that includes offerings such as (1) a 401(k) plan with a dollar-for-dollar match of employee contributions up to 6%, (2) health savings accounts for employees who elect to participate in high-deductible health plans, (3) flexible spending accounts, (4) profit sharing contributions to the 401(k) plan, and (5) Nicolet paid life insurance. Nicolet regularly analyzes its pay practices to ensure fair and equitable pay practice among our diverse employee population.
Be Responsive	Nicolet conducts an annual employee survey to identify benefits that are most meaningful to employees, which changes with employee demographics and locations of Nicolet’s branches. For example, in 2022 Nicolet made enhancements to its benefits plans in response to the employee survey, to include the addition of a new health plan option, a change in provider network, and the acceleration of paid time off for FMLA leave.
Be Personal	Employees are more than their contributions at work. Each Nicolet employee has a life outside of the workplace, and Nicolet seeks to provide support for all their life events by offering additional benefits such as (1) health, dental, hearing, and vision plans, (2) voluntary insurance plans to address hospital indemnity, critical illness, disability, and accidental injury, (3) paid time off for vacation, short-term sickness, and long-term sickness, (4) financial assistance for adoption, (5) grief support, (6) an employee assistance plan, (7) religious observance leave, and (8) other unpaid leave when necessary.
Nicolet is also committed to maintaining a workplace that values and promotes diversity, inclusion, equal employment opportunities, and a culture that is free of harassment or hostility. In 2022, Nicolet’s Board of Directors adopted the “You Be You” Policy (available on our website under the “About Us” section), setting out its expectation that each employee will act with respectfulness, cultural awareness, and inclusivity toward others by fostering a collaborative work environment, providing a safe space for all employees to express themselves, and encouraging employees to be open and curious about others’ experiences and perspectives. Nicolet also partners with local civic organizations, schools, professional associations, and other organizations to attract, recruit, retain, engage, support, develop, and advance diverse employees. As of December 31, 2022, Nicolet had 942 full-time equivalent employees and 972 total employees, of which, approximately 66% were women and 34% were men. In addition, 43% of all officer-titled employees were women.
Be Memorable	Nicolet wants its employees, who demonstrate Nicolet’s Core Values every day, to share in Nicolet’s long-term legacy. We encourage employees to share in Nicolet’s success through the Employee Stock Purchase Plan, which allows employees to purchase Nicolet stock at a discounted price. Nicolet also provides each employee – regardless of their position – access to Nicolet’s wealth advisory services at a sharply reduced fee.
Be Entrepreneurial	Nicolet encourages employees to develop their professional skills and advance in their career. In 2022, 25% of all job opportunities were filled by internal mobility. In support further of that goal, Nicolet is in the process of developing a new training facility (expected completion in second quarter 2023) that Nicolet will use to expand its learning and development options for all employees, including in person or virtual options. Nicolet also offers tuition reimbursement to all employees who wish to pursue their education in a field of study related to their position.
Our Employee’s Commitment to Our Communities. We encourage Nicolet employees to pay-it-forward by supporting their local communities. Through the Nicolet National Foundation, Inc., which is a public charity operated exclusively by Nicolet employees, Nicolet is able to collect (and then match) employee contributions and award 100% of those funds to local community-based organizations in which our employees are involved We also provide flexible schedules to employees who engage in volunteerism, community events, and community organizations. Nicolet also strives to support under-represented communities through its volunteer program and provides financial assistance (through both lending and investment opportunities) to elevate financially disadvantaged communities.
Market Area and Competition
The Bank is a full-service community bank, providing services ranging from commercial, agricultural, and consumer banking to wealth management and retirement plan services. Nicolet operates in Wisconsin, Michigan, and Minnesota. Nicolet markets its services to owner-managed companies, the individual owners of these businesses, and other residents within its market area, which at December 31, 2022 is through 55 branches located principally within the geographic area of its branch locations.
The financial services industry is highly competitive. Nicolet competes for loans, deposits and wealth management or financial services in all its principal markets. Nicolet competes directly with other bank and nonbank institutions located within our markets (some that may have an established customer base or name recognition), internet-based banks, out-of-market banks that advertise or otherwise serve its markets, credit unions, savings and loan associations, consumer finance companies, trust companies, money market and other mutual funds, securities brokerage houses, investment counseling firms, mortgage companies, insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current or procure new customers, obtain new loans and deposits, increase the scope and type of products or services offered, and offer competitive interest rates paid on deposits or earned on loans, as well as to deliver other aspects of banking competitively. Many of Nicolet’s competitors may enjoy competitive advantages, including greater financial resources, fewer regulatory requirements, broader geographic presence, more accessible branches or more advanced technology to deliver products or services, more favorable pricing alternatives and lower origination or operating costs.
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
Change in Control. Two statutes, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the Bank Holding Company Act, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. Under Federal Reserve regulations, there are four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under Federal Reserve regulations, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence.
Under the Change in Bank Control Act, a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, the Federal Reserve must approve the change in control; at the bank level, the bank’s primary federal regulator must approve the change in control. Transactions subject to the Bank Holding Company Act are exempt from Change in Bank Control Act requirements.
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
As of December 31, 2022, the Bank satisfied the requirements of “well-capitalized” under the regulatory framework for prompt corrective action. See Note 17, “Regulatory Capital Requirements,” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for regulatory capital ratios of Nicolet and the Bank.
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
CECL. The Current Expected Credit Losses (“CECL”) standard requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and certain other financial assets, and recognize the expected credit losses as an allowance for credit losses.
Under CECL, the allowance for credit losses is an estimate of the expected credit losses on financial assets measured at amortized cost, which is measured using relevant information about past events, including historical credit loss experience on financial assets with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the financial assets. CECL requires an allowance to be created upon the origination or acquisition of a financial asset measured at amortized cost. Any increase in our Allowance for Credit Losses (“ACL”) may have a material adverse effect on our financial condition and results of operations.
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
At December 31, 2022 the Bank’s commercial real estate lending levels are below the guidance levels noted above.
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
The OCC, FDIC, and Federal Reserve have announced that they are working together to “strengthen and modernize the rules implementing the CRA.” The effects on the Bank of any potential change to the CRA rules will depend on the final form of any federal rulemaking and cannot be predicted at this time. Management will continue to evaluate any changes to the CRA’s regulations and their impact to the Bank.
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
Consumers must be notified in the event of a data breach under applicable federal and state laws. Under federal regulations, banking organizations are required to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” within the meaning attributed to those terms by the federal regulation. Banks’ service providers are required under the federal regulation to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours.
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

ITEM 1A. RISK FACTORS
This Item outlines specific risks that could affect the ability of our various businesses to compete, change our risk profile or materially affect our financial condition or results of operations. Our operating environment continues to evolve and new risks continue to emerge. To address that challenge we have a risk management governance structure that oversees processes for monitoring evolving risks and oversees various initiatives designed to manage and control our potential exposure. This Item highlights risks that could affect us in material ways by causing future results to differ materially from past results, by causing future results to differ materially from current expectations, or by causing material changes in our financial condition. Some of these risks are interrelated and the occurrence of one or more of them may exacerbate the effect of others.
Traditional Competition Risks
We are subject to intense competition for clients and the nature of that competition is rapidly evolving.
Our primary areas of competition include: consumer and commercial deposits, commercial-related loans, residential real estate loans, and other consumer loans, trust, brokerage and other investment management services, and other consumer and commercial financial products and services. Our competitors in these areas include national, state and non-U.S. banks, credit unions, savings and loan associations, consumer finance companies, trust companies, mortgage banking firms, securities brokerage firms, investment counseling firms, insurance companies and agencies, money market funds and other mutual funds, hedge funds and other financial services companies that serve in our markets. The emergence of non-traditional, disruptive service providers (see Industry Disruption section below) has intensified this competitive environment. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as check-cashing, automatic transfer and automatic payment systems and “peer-to-peer” lending in which investors provide debt financing and/or capital directly to borrowers. While traditional banks are subject to the same regulatory framework as we are, nonbanks experience a significantly different or reduced degree of regulation as well as lower cost structures. We may face a competitive disadvantage as a result of our smaller size, more limited geographic diversification and inability to spread costs across broader markets. Although we compete by concentrating marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, customer loyalty can be easily influenced by a competitor’s new products and our strategy may or may not continue to be successful. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability which, in turn, could have a material adverse effect on our business, financial condition and results of operations. We may also be affected by the marketplace loosening of credit underwriting standards and structures.

Strategic and Macro Risks
We may be unable to successfully implement our strategy to grow our commercial and consumer banking businesses.
Although our current strategy is expected to evolve as business conditions change, in 2023 our strategy is to continue to invest resources in our banking businesses and operations as we integrate the businesses and operations of our recent acquisitions, including Charter, and seek to exploit opportunities for cost and revenue synergies. In the future, we expect to continue to nurture profitable organic growth as well as pursue acquisitions or strategic transactions if appropriate opportunities, within or outside of our current markets, present themselves. Our failure or inability to successfully implement those strategies could have a material and adverse effect on our results of operation and financial condition.
Failure to achieve one or more key elements needed for successful business acquisitions could adversely affect our business and earnings.
Expanding in our current markets and selecting attractive new growth markets by opening additional branches and service locations or through acquisitions of all or part of other financial institutions involve risks, any one of which could result in a material and adverse effect upon our results of operation or financial condition. These risks include, without limitation, the following:
•our inability to identify and expand into suitable markets;
•our inability to identify and acquire suitable sites for new branches and service locations;
•our inability to identify and execute potential acquisition targets;
•our inability to develop accurate estimates and judgments to evaluate asset values and credit, operations, management and market risks with respect to an acquired branch or institution, a new branch office or a new market;
•our inability to realize certain assumptions and estimates to preserve the expected financial benefits of the transaction;
•our inability to avoid the diversion of our management’s attention from existing operations during the negotiation of a transaction;
•our inability to manage successful entry into new markets where we have limited or no direct prior experience;
•our inability to obtain regulatory and other approvals, or obtain such approvals without restrictive conditions;
•our inability to integrate the acquired business’ operations, clients, and properties quickly and cost-effectively;
•our inability to manage cultural assimilation risks associated with growth through acquisitions, which can be an often-overlooked and often-critical failure point in mergers;
•our inability to combine the franchise values of businesses that we acquire with those of ours without significant loss from re-branding and other similar changes; or
•our inability to retain core clients and key associates.
Failure to achieve one or more key elements needed for successful organic growth could adversely affect our business and earnings.
There are a number of risks to the successful execution of our organic growth strategy that could result in a material and adverse effect upon our results of operation and financial condition. These risks include, without limitation, the following:
•our inability to attract and retain clients in our banking market areas, particularly as we integrate our recent acquisitions, including Charter;
•our inability to achieve and maintain growth in our earnings while pursuing new business opportunities;
•our inability to maintain a high level of client service while optimizing our physical branch count due to changing client demand, all while expanding our remote banking services and expanding or enhancing our information processing, technology, compliance, and other operational infrastructures effectively and efficiently;
•our inability to maintain loan quality in the context of significant loan growth;
•our inability to attract sufficient deposits and capital to fund anticipated loan growth;
•our inability to maintain adequate common equity and regulatory capital while managing the liquidity and capital requirements associated with growth, especially organic growth and cash-funded acquisitions;
•our inability to hire or retain adequate management personnel and systems to oversee and support such growth;
•our inability to implement additional policies, procedures and operating systems required to support our growth;
•our inability to manage effectively and efficiently the changes and adaptations necessitated by a complex, burdensome, and evolving regulatory environment

Although we have in place strategies designed to achieve those elements that are significant to us at present, our challenge is to execute those strategies and adjust them, or adopt new strategies, as conditions change.
Industry Disruption
Failure to keep pace with technological changes could adversely affect our business.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.
Through technological innovations and changes in client habits, the manner in which clients use financial services continues to change at a rapid pace.
We provide a large number of services remotely (online and mobile), and physical branch utilization has been in long-term decline throughout the industry for many years. Technology has helped us reduce costs and improve service, but also has weakened traditional geographic and relationship ties, and has allowed disruptors to enter traditional banking areas. Through digital marketing and service platforms, many banks are making client inroads unrelated to physical presence. This competitive risk is especially pronounced from the largest U.S. banks, and from online-only banks, due in part to the investments they are able to sustain in their digital platforms. Companies as disparate as PayPal and Starbucks provide payment and exchange services which compete directly with banks in ways not possible traditionally. Recently, some government leaders have discussed having the U.S. Post Office offer banking services.
The nature of technology-driven disruption to our industry is changing, in some cases seeking to displace traditional financial service providers rather than merely enhance traditional services or their delivery.
A number of recent technologies have worked with the existing financial system and traditional banks, such as the evolution of ATM cards into debit/credit cards and the evolution of debit/credit cards into smart phones. These sorts of technologies often have expanded the market for banking services overall while siphoning a portion of the revenues from those services away from banks and disrupting prior methods of delivering those services. Additionally, some recent innovations may tend to replace traditional banks as financial service providers rather than merely augmenting those services. For example, companies which claim to offer applications and services based on artificial intelligence are beginning to compete much more directly with traditional financial services companies in areas involving personal advice, including high-margin services such as financial planning and wealth management. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-affluent clients and potential clients, as well as persons interested in “self-service” investment management. Other industry changes, such as zero-commission trading offered by certain large firms able to use trading as a loss-leader, may amplify this trend. Similarly, inventions based on blockchain technology eventually may be the foundation for greatly enhancing transactional security throughout the banking industry, but also eventually may reduce the need for banks as secure deposit-keepers and intermediaries.
Operational Risks
Fraud is a major, and increasing, operational risk for us and all banks.
Two traditional areas, deposit fraud (check kiting, wire fraud, etc.) and loan fraud, continue to be major sources of fraud attempts and loss. The sophistication and methods used to perpetrate fraud continue to evolve as technology changes. In addition to cybersecurity risk (discussed below), new technologies have made it easier for bad actors to obtain and use client personal information, mimic signatures and otherwise create false documents that look genuine. The industry fraud threat continues to evolve, including but not limited to card fraud, check fraud, social engineering and phishing attacks for identity theft and account takeover. Our anti-fraud measures are both preventive and, when necessary, responsive; however, some level of fraud loss is unavoidable, and the risk of a major loss cannot be eliminated.
Our ability to conduct and grow our businesses is dependent in part upon our ability to create, maintain, expand, and evolve an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business.
Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by associates or third parties; and exposure to other external events. Inadequacies may present themselves in myriad ways. Actions taken to manage one risk may be ineffective against others. For example, information technology systems may be sufficiently redundant to withstand a fire, incursion, malware, or other major casualty, but they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make systems more robust may make them less adaptable, and vice-versa. Also, our efforts to control expenses, which is a significant priority for us, increases our operational challenges as we strive to maintain client service and compliance at high quality and low cost.
A serious information technology security (cybersecurity) breach can cause significant damage and at the same time be difficult to detect even after it occurs.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks as well as through the internet through digital and mobile technologies. Although we take protective measures and endeavor to modify these systems as circumstances warrant, the advances in technology increase the risk of information security breaches. We provide our customers the ability to bank remotely, including over the internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. Any failure, interruption or breach in security of these systems could result in disruptions to our accounting, deposit, loan and other systems, and adversely affect our customer relationships.
There have been increasing efforts on the part of third parties, including through cyber-attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services, credit bureaus and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data, by both private individuals and foreign governments. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Our network, and the systems of parties with whom we contract, could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches.
Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. Among other things, damage can occur due to outright theft or extortion of our funds, fraud or identity theft perpetrated on clients, or adverse publicity associated with a breach and its potential effects. Perpetrators potentially can be associates, clients, and certain vendors, all of whom legitimately have access to some portion of our systems, as well as outsiders with no legitimate access. These risks are heightened through the increasing use of digital and mobile solutions which allow for rapid money movement and increase the difficulty to detect and prevent fraudulent transactions. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer systems and networks) and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.
We rely on information technology and telecommunications systems and certain third-party service providers, the operational functions of which may experience disruptions that could adversely affect us and over which we may have limited or no control.
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party accounting systems and mobile and online banking platforms. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems and online banking platforms. While we have selected these vendors carefully, we do not control their actions. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Financial or operational difficulties of a vendor could also damage our operations if those difficulties interfere with the vendor’s ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewed loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Our ability to recoup our losses may be limited legally or practically in many situations.

Our risk management framework may not be effective in mitigating risks and/or losses.
We have implemented a risk management framework to mitigate our risk and loss exposure. This framework is comprised of various processes, systems and strategies, and is designed to identify, measure, monitor, report and manage the types of risk to which we are subject, including, among others, credit risk, interest rate risk, liquidity risk, legal and regulatory risk, compliance risk, strategic risk, reputational risk and operational risk related to its employees, systems and vendors, among others. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met and will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. Additionally, instruments, systems and strategies used to hedge or otherwise manage exposure to various types of interest rate, price, legal and regulatory compliance, credit, liquidity, operational and business risks and enterprise-wide risk could be less effective than anticipated. As a result, we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk. If our risk management framework is not effective, we could suffer unexpected losses and become subject to litigation, negative regulatory consequences, or reputational damage among other adverse consequences, any of which could result in our business, financial condition, results of operations or prospects being materially adversely affected.
Competition for talent is substantial and increasing. Moreover, revenue growth in some business lines increasingly depends upon top talent.
In recent years the cost to us of hiring and retaining top revenue-producing talent has increased, and that trend is likely to continue. We have assembled a management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth in recent years was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. We anticipate deploying a similar hiring strategy in the future. Additionally, operating our technology systems requires employees with specialized skills that are not readily available in the general employee candidate pool. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business could negatively affect our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we must pay to hire and retain these experienced individuals could cause our noninterest expense levels to rise and negatively impact our results of operations.
Risks From Changes in Economic Conditions
Inflationary pressures present a potential threat to our results of operation and financial condition.
The United States generally and the regions in which we operate specifically have recently experienced, for the first time in decades, significant inflationary pressures, evidenced by higher gas prices, higher food prices and other consumer items. Inflation represents a loss in purchasing power because the value of investments does not keep up with inflation and erodes the purchasing power of money and the potential value of investments over time. Accordingly, inflation can result in material adverse effects upon our customers, their businesses and, as a result, our financial position and results of operation. Inflation also can and does generally lead to higher interest rates, which have their own separate risks. See Risks Associated With Monetary Events and Interest Rate and Yield Curve Risks in this Item 1A of this report.
Generally, in periods of economic downturns, including periods of rising interest rates and recessions, our realized credit losses increase, demand for our products and services declines, and the credit quality of our loan portfolio declines.
Our success depends significantly upon local, national and global economic and political conditions, as well as governmental monetary policies and trade relations. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Unlike banks that are more geographically diversified, we are a regional bank that provides services to customers primarily in Wisconsin, Michigan and Minnesota. The market conditions in these markets may be different from, and could be worse than, the economic conditions in the United States as a whole. As discussed elsewhere in this Item 1A, inflationary pressures have caused the Federal Reserve to recently increase interest rates and indicate its intention to continue to do so. Increases in interest rates in the past have led to recessions of various lengths and intensities and might lead to such a recession in the near future. Such a recession or any other adverse changes in business and economic conditions generally or specifically in the markets in which we operate could affect our business, including causing one or more of the following negative developments:
•a decrease in the demand for loans and other products and services offered by us;
•a decrease in the value of the collateral securing our residential or commercial real estate loans;
•a permanent impairment of our assets; or

•an increase in the number of customers or other counterparties who default on their loans or other obligations to us, which could result in a higher level of NPAs, net charge-offs and provision for loan losses.
Risks Associated with Monetary Events
The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve. These strategies have had, and will continue to have, a significant impact on our business and on many of our clients.
In response to the recession in 2008 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives designed to lower interest rates and make credit easier to obtain. The Federal Reserve changed course in 2015, raising interest rates several times through 2018. Following a substantial and broad stock market decline in 2019, the Federal Reserve began to lower interest rates, which, until 2022, remained at historically low levels. In 2022, however, in response to inflationary pressures, the Federal Reserve increased interest rates substantially. In 2023, the Federal Reserve has continued to increase interest rates and indicated its intent to further increase rates. These increases in interest rates can have significant and adverse effects upon our business as well as the business of many of our customers.
Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve.
Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, tighten the money supply, and restrain economic activity. Many external factors may interfere with the effects of these plans or cause them to be changed, sometimes quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption Interest Rate and Yield Curve Risks.
Reputation Risks
Our ability to conduct and grow our businesses, and to obtain and retain clients, is highly dependent upon external perceptions of our business practices and financial stability.
Our reputation is a key asset for us. Reputation risk, or the risk to our earnings, liquidity and capital from negative public opinion, is inherent in our business. Our reputation is affected principally by our business practices and how those practices are perceived and understood by others. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices (including lending to certain customers that transact business in unpopular industries), corporate governance, regulatory compliance, securities compliance, mergers and acquisitions, from sharing or inadequate protection of customer information and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally or that relates to parties with whom we have important relationships. Because we conduct most of our business under the “Nicolet” brand, negative public opinion about one business could affect our other businesses.
Credit and Counterparty Risks
We face the risk that our clients may not repay their loans or other obligations and that the realizable value of collateral may be insufficient to avoid a charge-off.
We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs can vary substantially over time. Lending activities are inherently risky. When we lend money or commit to lend, we incur credit risk or the risk of loss if borrowers do not repay their loans or other credit obligations. Credit risk includes, among other things, the quality of our underwriting, the impact of increases in interest rates and changes in the economic conditions in the markets where we operate as well as across the United States.
These conditions could adversely affect the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. If loan customers with significant loan balances fail to repay their loans, our results of operations, financial condition and capital levels will suffer.

We are exposed to higher credit and concentration risk from our commercial-related lending.
Our credit risk and credit losses can increase if our loans become concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2022, approximately 78% of our loan portfolio consisted of commercial-related loans, including commercial and industrial loans, owner-occupied CRE, AG production and AG real estate, CRE investment, and construction and land-development loans. Our borrowers under these loans tend to be small to medium-sized businesses. These types of loans are typically larger than residential real estate loans or consumer loans. During periods of lower economic growth or challenging economic periods, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely affect our results of operations and financial condition. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.
Deterioration in economic conditions, housing conditions and commodity and real estate values and an increase in unemployment in certain states or locations could result in materially higher credit losses if loans are concentrated in those locations. Our loans are heavily concentrated in our primary markets of Wisconsin, Michigan and Minnesota. These markets may have different or weaker performance than other areas of the country and our portfolio may be more negatively impacted than a financial services company with wider geographic diversity.
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
If the communities in which we operate do not grow or if the prevailing economic conditions locally or nationally are less favorable than we have assumed, this may result in deterioration in the credit quality of our borrowers and the demand for our products and services, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provision for credit losses, adverse asset values of the collateral securing our loans, and an overall material adverse effect on the quality of our loan portfolio. These negative effects may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.
See the section captioned “BALANCE SHEET ANALYSIS - Loans” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and Note 1, “Nature of Business and Significant Accounting Policies,” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for further discussion on commercial-related loans.
If our allowance for credit losses was required to be increased because it is not large enough to cover actual losses in our loan portfolio, our results of operations and financial condition could be materially and adversely affected.
We maintain an ACL, which is a reserve established through a provision for credit losses charged to expense. After adopting ASC 326, the ACL reflects our assessment of the current expected losses over the life of the loan using historical experience, current conditions and reasonable and supportable forecasts. CECL has created more volatility in the level of our ACL because it relies on macroeconomic forecasts. It is possible that CECL may increase the cost of lending in the industry and result in slower loan growth and lower levels of net income. The level of the allowance reflects our continuing evaluation of factors including current economic forecasts, historical loss experience, the volume and types of loans, and specific credit risks. The determination of the appropriate level of the ACL inherently involves subjectivity in our modeling and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes or vary from our historical experience. Deterioration in economic conditions affecting borrowers, changing economic forecasts, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the ACL. If we are required to materially increase our level of ACL for any reason, such increase could adversely affect our business, financial condition and results of operations.
In addition, bank regulatory agencies periodically review our ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if charge-offs in future periods exceed the ACL, we will need additional provisions to increase the ACL. Any increases in the ACL will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations. See the section captioned “BALANCE SHEET ANALYSIS - Allowance for Credit Losses - Loans” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for further discussion related to our process for determining the appropriate level of the ACL.

Risks Related to Public Health Issues, Including COVID-19
Outbreaks of communicable diseases, including COVID-19 and its variants, have led to periods of significant volatility in financial, commodities (including oil and gas) and other markets, adversely affected our ability to conduct normal business, adversely affected our clients, and are likely to harm our businesses, financial condition and results of operations.
The ongoing COVID-19 pandemic has caused and may continue to cause significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business and results of operations. This has recently been accompanied by a surge in flu and other respiratory illnesses of varying seriousness and magnitude. The spread of these diseases, including COVID variants, has caused illness and death resulting in quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have branches, and most other states, periodically have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of public health issues have resulted in significant adverse effects for many different types of businesses, including, among others, those in the hospitality (including hotels and lodging) and restaurant industries, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.
Although we are taking precautions to protect the safety and well-being of our employees and customers, the unpredictability of the pandemic and public health issues could result in any of the following:
•employees contracting these diseases, including COVID-19 or its variants;
•reductions in operating effectiveness as employees work from home;
•a work stoppage, forced quarantine, or other interruption of our business, including sustained closures of our business locations;
•unavailability of key personnel necessary to conduct our business activities;
•effects on key employees, including operational management personnel and those charged with preparing, monitoring, and evaluating our financial reporting and internal controls;
•increased cybersecurity risks as a result of employees working remotely;
•declines in demand for loans and other banking services and products;
•reduced consumer spending due to job losses, inflation and other effects directly or indirectly attributable to the pandemic;
•continued volatility in United States financial markets;
•continued volatile performance of our investment securities portfolio;
•decline in the credit quality of our loan portfolio resulting from the effects of the COVID-19 pandemic in our markets, leading to a need to increase the ACL, as applicable;
•declines in value of collateral for loans, including real estate collateral;
•declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us, which may affect, among other things, the levels of NPAs, charge-offs, and provision expense; and
•declines in demand resulting from businesses deemed to be “non-essential” by governments in the markets that we serve, and from both “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity.
Regulatory, Legislative and Legal Risks
We are subject to a challenging regulatory environment that restricts our activities.
We operate in heavily regulated industries. Our regulatory burdens, including both operating restrictions and ongoing compliance costs, are substantial. We are subject to many banking, deposit, insurance, securities brokerage and underwriting, and consumer lending regulations in addition to the rules applicable to all companies whose securities are publicly traded in the U.S. securities markets. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See Supervision and Regulation in Item 1 of this report, for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities often change these regulations or adopt new ones. Actions could be taken that would further limit the amount of interest or fees we can charge, further restrict our ability to collect on loans or related collateral, affect the terms or profitability of the products and services we offer, or materially and adversely affect us in other ways. The following paragraphs highlight certain specific important risk areas related to regulatory matters currently. These paragraphs do not describe these risks exhaustively, and they do not describe all such risks that we face currently. Moreover, the importance of specific risks may grow or diminish as circumstances change.
Failure to maintain certain regulatory capital levels and ratios could result in regulatory actions that would be materially adverse to our shareholders.
U.S. capital standards are discussed under the captions Capital Adequacy and Prompt Corrective Action in Part I, Item 1, and the caption “Capital” in Part II, Item 7, of this Report. Pressures to maintain appropriate capital levels and address business needs in a changing economy could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could be dilutive or otherwise have an adverse effect on our shareholders. Such actions could include: reduction or elimination of dividends; the issuance of common or preferred stock, or securities convertible into stock; or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make share repurchases or redemptions. Higher capital levels could also lower our return on equity. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the captions Capital Adequacy and Prompt Corrective Action in Part I, Item 1 of this Report; under the caption “Capital” of Part II, Item 7; and Note 17, “Regulatory Capital Requirements,” under Part II, Item 8.
Political dysfunction and volatility within the federal government, both at the regulatory and Congressional level, creates significant potential for major and abrupt shifts in federal policy regarding bank regulation, taxes, and the economy, any of which could have significant and adverse impacts on our business and financial performance.
Certain of our operations and customers are dependent on the regular operation of the federal or state government or programs they administer For example, our SBA lending program depends on interaction with the SBA, an independent agency of the federal government. During a lapse in funding, such as has occurred during previous federal government “shutdowns”, the SBA may not be able to engage in such interaction. Similarly, loans we make through USDA lending programs may be delayed or adversely affected by lapses in funding for the USDA. In addition, customers who depend directly or indirectly on providing goods and services to federal or state governments or their agencies may reduce their business with us or delay repayment of loans due to lost or delayed revenue from those relationships. If funding for these lending programs or federal spending generally is reduced as part of the appropriations process or by administrative decision, demand for our services may be reduced. Any of these developments could have a material adverse effect on our financial condition, results of operations or liquidity.
Legal disputes are an unavoidable part of business, and the outcome of pending or threatened litigation cannot be predicted with any certainty.
We face the risk of litigation from clients, associates, vendors, contractual parties, and other persons, either singly or in class actions, and from federal or state regulators. We manage those risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.
Data privacy is becoming a major political concern. The laws governing it are new, and are likely to evolve and expand.
Many non-regulated, non-banking companies have gathered large amounts of personal details about millions of people, and have the ability to analyze that data and act on that analysis very quickly. This situation has prompted governmental responses. Two prominent responses are the European Union General Data Protection Regulation and the California Consumer Privacy Act. Neither is a banking industry regulation, but both apply to banks in relation to certain clients. Further general regulation to protect data privacy appears likely, and banking industry regulations might be enlarged as well.
Liquidity and Funding Risk
Liquidity is essential to our business model and a lack of liquidity, or an increase in the cost of liquidity could materially impair our ability to fund our operations and jeopardize our results of operation, financial condition and cash flows.
Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs.

Deposit levels may be affected by several factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans generally are not readily convertible to cash.
From time to time, if deposits and loan payments are not sufficient to meet our needs, we may be required to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets. The availability of these secondary funding sources is subject to broad economic conditions, to regulation and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. Additionally, if we fail to remain “well-capitalized” our ability to utilize brokered deposits may be restricted. We have somewhat similar risks to the extent high balance core deposits exceed the amount of deposit insurance coverage available.
We anticipate we will continue to rely primarily on deposits, loan repayments, and cash flows from our investment securities to provide liquidity. Additionally, when necessary, the secondary sources of borrowed funds described above will be used to augment our primary funding sources. An inability to maintain or raise funds (including the inability to access secondary funding sources) in amounts necessary to meet our liquidity needs would have a substantial negative effect, individually or collectively, on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include our financial results, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation, counterparty availability, changes in the activities of our business partners, changes affecting our loan portfolio or other assets, or any other event that could cause a decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as general business conditions, interest rate fluctuations, severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, or legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may remain or become increasingly difficult due to economic and other factors beyond our control. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets and have a material adverse effect on our results of operations or financial condition. Changes associated with LIBOR also may impact our funding ability; see Interest Rate and Yield Curve Risks below.
Interest Rate and Yield Curve Risks
We are subject to interest rate risk because a significant portion of our business involves borrowing and lending money, and investing in financial instruments.
A considerable amount of our profitability is dependent on net interest income, which is the difference between interest income earned on loans and investment securities and interest expense paid on deposits and other borrowings. The absolute level of interest rates as well as changes in interest rates, including changes to the shape of the yield curve, may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. In a period of changing interest rates, interest expense may increase at different rates than the interest earned on assets, impacting our net interest income. Interest rate fluctuations are caused by many factors which, for the most part, are not under our control. For example, national monetary policy implemented by the Federal Reserve plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and pay on deposits.
If short-term interest rates rise, our results of operations may be negatively impacted if we are unable to increase the rates we charge on loans or earn on our investment securities in excess of the increases we must pay on deposits and our other funding sources. As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected.

A flat or inverted yield curve may reduce our net interest margin and adversely affect our loan and investment portfolios.
The yield curve is a reflection of interest rates applicable to short and long-term debt. The yield curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates and long-term rates are nearly the same; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is usually upward sloping (higher rates for longer terms). However, the yield curve can be relatively flat or inverted (downward sloping), which has happened several times in the past few years. A flat or inverted yield curve, which tends to decrease net interest margin, would adversely impact our lending businesses and investment portfolio. The Federal Reserve, consistent with long-term goals, has been raising rates in response to inflation. We cannot predict how long those conditions will exist. See Risks Associated with Monetary Events within this section of the Report for additional information.
Discontinuance of, and transition away from, LIBOR (and any other reference rates) may adversely affect our reputation, business, financial condition and results of operations.
ICE Benchmark Administration, the administrator of LIBOR, ceased publication of one-week and two-month USD LIBOR on a representative basis on December 31, 2021. The remaining USD LIBOR settings (i.e., overnight, one month, three month, six month and 12 month) will cease or become non-representative immediately after June 30, 2023.
We no longer originate loans that reference LIBOR. New floating rate loans reference alternative reference rates, such as SOFR or Prime. LIBOR and other benchmarks which rely upon LIBOR (or LIBOR transactions) for their calculation, however, remain the reference rate in a substantial number of our outstanding debt securities, derivatives, corporate and commercial loans, consumer loans, residential mortgages loans, credit cards, structured products, and other assets and liabilities. Discontinuance of, and transition away from, such reference rates present various uncertainties and operational, legal, reputational, compliance, financial and other risks and challenges.
For example, LIBOR-based products and contracts, may contain language requiring us to undertake certain actions to determine a successor rate to the existing benchmark or to exercise discretion in selection of such rate. We may face a risk of litigation, disputes or other actions from clients, counterparties, customers, investors or others based on various claims, for example that we incorrectly interpreted or enforced such contract provisions or failed to appropriately communicate or effectuate such transition.
Other LIBOR-based products and contracts may have no fallback provisions, and we are assessing and planning to utilize relevant contractual and statutory solutions, including the Adjustable Interest Rate (LIBOR) Act, enacted in March 2022 and the implementing rules by the Federal Reserve (collectively, the “LIBOR Act”), to transition such products and contracts.
It is possible that the characteristics of alternative reference rates may not be sufficiently similar to, or produce the economic equivalent of, the benchmark rates that they are intended to replace. For example, SOFR is a riskless rate. Historically, in periods of economic or financial industry stress, riskless rates that are analogous to SOFR have been relatively stable. In contrast, LIBOR, which is designed to reflect the credit risk of banks, has widened relative to riskless rates, reflecting increased uncertainty regarding the creditworthiness of banks. SOFR, because it is riskless, tends to be a lower rate than LIBOR. To address these differences between LIBOR and SOFR, industry-recommended LIBOR fallback provisions and the LIBOR ACT include a concept of an adjustment spread that is applied when a LIBOR-based contract falls back to SOFR and that is calculated based on a five-year median look-back of the historical spot difference between the applicable LIBOR tenor and the applicable SOFR tenor. However, because any such adjustment spread is and will be based on a historical median, such adjustment spreads have not, and are likely in the future to not, reflect the spot difference between LIBOR and SOFR at certain points in time and there may be a value transfer between the contracting parties over the life of the instrument because the all-in rate applied to a contract, even taking into account the spread adjustment, might have behaved differently over the life of the instrument in the absence of LIBOR cessation.
Impacts from a change in reference rate would likely include changes to the yield on, and value of, loans or securities held by us, and amounts paid on debt we have issued. Any theoretical benefit to us could result in counterparty dissatisfaction, which, in turn could lead to litigation, potentially as class actions, or other adverse consequences, including dissatisfied customers or impaired relationships with financial institution counterparties resulting in loss of business.
In sum, the transition away from LIBOR to an alternative reference rate is complex and the failure to adequately manage the transition could have a range of material adverse effects, including the potential to:
•adversely affect the interest rates paid or received on, and the revenue and expenses associated with, our floating rate obligations, loans, deposits, borrowings, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•adversely affect the value of our floating rate obligations, loans, deposits, borrowings, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
•require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark.
Accounting and Tax Risks
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant assumptions, estimates and judgments that affect the financial statements.
Management must make significant assumptions and estimates and exercise significant judgment in selecting and applying accounting and reporting policies. In some cases, management must select a policy from two or more alternatives, any of which may be reasonable under the circumstances, which may result in reporting materially different results than would have been reported under a different alternative. The estimate that is consistently one of our most critical is the level of the allowance for credit losses. However, other estimates can be highly significant at discrete times or during periods of varying length, for example the valuation (or impairment) of our deferred tax assets. Estimates are made at specific points in time. As actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, we may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of assets, or we may make some other adjustment that will differ materially from the estimates that we make today. Moreover, in some cases, especially concerning litigation and other contingency matters where critical information is inadequate, often we are unable to make estimates until fairly late in a lengthy process.
In addition, changes in accounting standards or interpretations could negatively impact our reported earnings and financial condition.
The accounting standard setters, including the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory agencies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. For additional information, refer to Note 1, “Nature of Business and Significant Accounting Policies,” under Part II, Item 8 of this Report. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, which would result in the recasting of our prior period financial statements.
We could be subject to changes in tax laws, regulations and interpretations or challenges to our income tax provision.
We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. Any change in enacted tax laws, rules or regulatory or judicial interpretations, any adverse outcome in connection with tax audits in any jurisdiction or any change in the pronouncements relating to accounting for income taxes could adversely affect our effective tax rate, tax payments and results of operations.
Our internal controls and procedures may fail or be circumvented.
Maintaining and adapting our internal controls over financial reporting, disclosure controls and procedures and effective corporate governance policies and procedures (“controls and procedures”) is expensive and requires significant management attention. Moreover, as we continue to grow, our controls and procedures may become more complex and require additional resources to ensure they remain effective amid dynamic regulatory and other guidance. Failure to implement effective controls and procedures or circumvention of our controls and procedures could harm our business, results of operations and financial condition or cause us to fail to meet our public reporting obligations.
Geographic and Climate Risks
We are subject to risks of operating in various jurisdictions.
Our success is also influenced heavily by population growth, income levels, loans and deposits and on stability in real estate values in our markets. To a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact the mid-western U.S. states where we do most of our traditional banking business. If those regions of the U.S. did not grow or were to experience adversity not shared by other parts of the country, we are likely to experience adversity to a degree not shared by those competitors which have a broader or different regional footprint. If market and economic conditions deteriorate, this may lead to valuation adjustments on our loan portfolio and losses on defaulted loans and on the sale of other real estate owned.

Additionally, such adverse economic conditions in our market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, the majority of which is secured by real estate, could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. As of December 31, 2022, approximately 39% of our loans were secured by commercial-based real estate, 11% of loans were secured by agriculture-based real estate, and 21% of our loans were secured by residential real estate. We are less able than larger institutions to spread the risks of unfavorable local economic conditions across a larger number of more diverse economies.
Natural disasters and weather-related events exacerbated by climate change could have a negative impact on our results of operations and financial condition.
We operate in markets in which natural disasters, including tornadoes, severe storms, fires, floods, hurricanes and earthquakes have occurred. Such natural disasters could significantly affect the local population and economies, the activities of many of our customers and clients, and our business, and could pose physical risks to our properties. Although our banking offices are geographically dispersed throughout portions of the midwestern United States and we maintain insurance coverage for such events, a significant natural disaster in or near one or more of our markets could have a material adverse effect on our financial condition, results of operations or liquidity.
The markets in which we operate also are exposed to the adverse impacts of climate change, as well as uncertainties related to the transition to a low-carbon economy. Climate change presents both immediate and long-term risks to us and our customers and clients, with the risks expected to increase over time.
Climate risks can arise from both physical risks (those risks related to the physical effects of climate change) and transition risks (risks related to regulatory, compliance, technological, stakeholder and legal changes from a transition to a low-carbon economy). The physical and transition risks can manifest themselves differently across our risk categories in the short, medium and long terms.
The physical risk from climate change could result from increased frequency and/or severity of adverse weather events. For example, adverse weather events could damage or destroy our properties or our counterparties’ properties and other assets and disrupt operations, making it more difficult for counterparties to repay their obligations, whether due to reduced profitability, asset devaluations or otherwise. These events could also increase the volatility in financial markets and increase our counterparty exposures and other financial risks, which may result in lower revenues and higher cost of credit.
Transition risks may arise from changes in regulations or market preferences toward a low-carbon economy, which in turn could have negative impacts on asset values, results of operations or our reputation or that of our customers and clients. For example, our corporate credit exposures include industries that may experience reduced demand for carbon-intensive products due to the transition to a low-carbon economy. Moreover, banking regulators and others are increasingly focusing on the issue of climate risk at financial institutions, both directly and with respect to their clients. As an example, although not currently applicable to us, on December 16, 2021, the OCC requested feedback on draft principles designed to support the identification and management of climate-related financial risks at institutions with more than $100 billion in total consolidated assets.
Even as regulators, such as the SEC, begin to propose or mandate additional disclosure of climate-related information by companies across sectors, there may continue to be a lack of information for more robust climate-related risk analyses. Third party exposures to climate-related risks and other data generally are limited in availability and variable in quality. Modeling capabilities to analyze climate-related risks and interconnections are improving but remain incomplete. Legislative or regulatory uncertainties and changes regarding climate-related risk management and disclosures are likely to result in higher regulatory, compliance, credit, reputational and other risks and costs (for additional information, see the ongoing regulatory and legislative uncertainties and changes risk factor above). In addition, we could face increased regulatory, reputational and legal scrutiny as a result of its climate risk.
Stock Holding and Governance Risks
We have historically not paid dividends; moreover, the inability of our subsidiaries to declare and pay dividends or other distributions to the Holding Company could adversely affect its liquidity and ability to declare and pay dividends.
The holders of our common stock receive dividends only if and when declared by the Nicolet board of directors out of legally available funds. Nicolet’s board of directors has not declared a dividend on the common stock since our inception in 2000. Any future determination relating to dividend policy will be made at the discretion of Nicolet’s board of directors and will depend on a number of factors, including the company’s future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that the board of directors may deem relevant. Our principal source of funds that would be used to pay cash dividends on our common and preferred stock is dividends that we receive from the Bank. As a national bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay, as described under “Regulation of the Bank – Payment of Dividends” in Part I, Item 1 of this Report. The federal banking agencies have also issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current earnings. The Federal Reserve may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice. The Holding Company and the Bank must also maintain the CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends. If the Bank is not permitted to pay cash dividends to the Holding Company, it is unlikely that we would be able to continue to pay interest on our indebtedness.
Holders of our indebtedness have rights that are senior to those of our common shareholders.
We have supported our continued growth by issuing trust preferred securities and accompanying junior subordinated debentures and by assuming the trust preferred securities and accompanying junior subordinated debentures issued by companies we have acquired. As of December 31, 2022, we had outstanding trust preferred securities and associated junior subordinated debentures with an aggregate par principal amount of approximately $49.8 million and $48.0 million, respectively.
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
We may from time to time issue additional senior or subordinated indebtedness or preferred stock that would have to be repaid before our shareholders would be entitled to receive any of our assets.
Nicolet’s directors and executive officers own a significant portion of our common stock and can influence shareholder decisions.
Our directors and executive officers, as a group, beneficially owned approximately 18% of our fully diluted issued and outstanding common stock as of December 31, 2022. As a result of their ownership, our directors and executive officers have the ability, if they voted their shares in concert, to influence the outcome of matters submitted to our shareholders for approval, including the election of directors.
Our stock price can be volatile.
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors, some of which are unrelated to our financial performance, including, among other things:
•actual or anticipated variations in quarterly results of operations;
•recommendations by securities analysts;
•operating and stock price performance of other companies that investors deem comparable to us;
•news reports relating to trends, concerns and other issues in the financial services industry;
•perceptions in the marketplace regarding us and/or our competitors;
•new technology used, or services offered, by competitors;
•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
•failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•changes in government regulations; or
•geopolitical conditions such as acts or threats of terrorism, military conflicts, the effects (or perceived effects) of pandemics and trade relations.
General market fluctuations, including real or anticipated changes in the strength of the local economy; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; interest rate changes, oil price volatility or credit loss trends could also cause our stock price to decrease regardless of our operating results.
Nicolet’s corporate organizational documents and the provisions of Wisconsin law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition of Nicolet that you may favor.

Nicolet’s amended and restated articles of incorporation, as amended (our “articles”), and bylaws, as amended (our “bylaws”), contain various provisions that could have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control of Nicolet. These provisions include:
•a provision allowing the Board to consider the interests of our employees, customers, suppliers and creditors when considering an acquisition proposal;
•a provision that all amendments to the articles and bylaws must be approved by a majority of the outstanding shares of our capital stock entitled to vote;
•a provision requiring that any merger or share exchange involving Nicolet be approved by either: (i) two-thirds of the Nicolet directors then in office and a majority of Nicolet’s outstanding shares of common stock; or (ii) a majority of the Nicolet directors then in officer and two-thirds of Nicolet’s outstanding shares of common stock;
•a provision restricting removal of directors except for cause and upon the approval of a majority of the outstanding shares of our capital stock entitled to vote;
•a provision that any special meeting of shareholders may be called only by the chief executive officer pursuant to a resolution adopted by a majority of the board of directors or the holders of 10% of the outstanding shares of Nicolet’s capital stock entitled to vote; and
•a provision establishing certain advance notice procedures for matters to be considered at an annual meeting of shareholders.
Additionally, Nicolet’s articles authorize the Board to issue shares of preferred stock without shareholder approval and upon such terms as the Board may determine. The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in us. In addition, certain provisions of Wisconsin law, including a provision which restricts certain business combinations between a Wisconsin corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control of Nicolet.
Our stockholders may suffer dilution if we raise capital through public or private equity financings to fund our operations, to increase our capital, or to expand.
If we raise funds by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of our current common stockholders will be reduced, the new equity securities may have rights and preferences superior to those of our common or outstanding preferred stock, and additional issuances could be at a sales price which is dilutive to current stockholders. We may issue or be required to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock in order to maintain capital at desired or regulatory-required levels. We could also issue additional equity securities directly as consideration in acquisitions of other financial institutions or other investments that we may make that would be dilutive to stockholders in terms of voting power and share-of-ownership, and could be dilutive financially or economically.
Nicolet’s securities are not FDIC insured.
Our securities are not savings or deposit accounts or other obligations of the Bank, and are not insured by the Deposit Insurance Fund, or any other agency or private entity and are subject to investment risk, including the possible loss of some or all of the value of your investment.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The corporate headquarters of both the Parent Company and the Bank are located at 111 North Washington Street, Green Bay, Wisconsin. At year-end 2022, including the main office, the Bank operated 55 bank branch locations, 43 of which are owned and 12 that are leased. In addition, Nicolet owns or leases other real property that, when considered in aggregate, is not significant to its financial position. Most of the offices are free-standing, newer buildings that provide adequate access, customer parking, and drive-through and/or ATM services. The properties are in good condition and considered adequate for present and near term requirements. None of the owned properties are subject to a mortgage or similar encumbrance.
Two leased locations involve directors, with lease terms that management considers arms-length. For additional disclosure, see Note 15, “Related Party Transactions,” of the Notes to Consolidated Financial Statements under Part II, Item 8.

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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock. Nicolet’s common stock trades on the New York Stock Exchange under the symbol “NIC”. As of February 20, 2023, Nicolet had approximately 3,700 shareholders of record.
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
Stock Repurchases. The following table contains information regarding purchases of Nicolet’s common stock made during fourth quarter 2022 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period:	Total Number of Shares Purchased (#) (a)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (#)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (#) (b)
October 1 – October 31, 2022	390	$73.84	—
November 1– November 30, 2022	3,278	$80.79	—
December 1 – December 31, 2022	10,000	$78.55	10,000
Total	13,668	$78.95	10,000	595,300
(a) During fourth quarter 2022, the Company withheld 1,784 common shares for minimum tax withholding settlements on restricted stock and the Company withheld 1,884 common shares to satisfy the exercise price and tax withholding requirements on stock option exercises. These are not considered “repurchases” and, therefore, do not count against the maximum number of shares that may yet be purchased under the board of directors’ authorization.
(b) The board of directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $276 million to repurchase outstanding shares of common stock. This common stock repurchase program was last modified on April 19, 2022, and has no expiration date. At December 31, 2022, approximately $48 million remained available under this common stock repurchase program, or approximately 595,300 shares of common stock (based on the closing stock price of $79.79 on December 31, 2022).

Performance Graph
The following graph shows the cumulative stockholder return on our common stock compared with the KBW NASDAQ Bank Index, the S&P 500 Index, and the S&P U.S. BMI Banks Index for the period of December 31, 2017 to December 31, 2022. The KBW NASDAQ Bank Index tracks the performance of 24 banking stocks representing the large U.S. national money centers, regional banks, and thrift institutions, while the S&P U.S. BMI Banks Index tracks the performance of all U.S. domiciled bank companies with float-adjusted market capitalization of at least $100 million. In 2022, the Company elected to move to the S&P U.S. BMI Banks Index as it provides a broader view of the banking industry rather than only focusing on the largest bank organizations. The graph assumes the value of the investment in the Company’s common stock and in each index was $100 on December 31, 2017. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance. The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the performance graphs by reference therein.

	Period Ending
Index	2017	2018	2019	2020	2021	2022
Nicolet Bankshares, Inc.	$100.00	$89.15	$134.91	$121.21	$156.65	$145.76
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P U.S. BMI Bank Index	100.00	83.54	114.74	100.10	136.10	112.89
KBW Nasdaq Bank Index	100.00	82.29	112.01	100.46	138.97	109.23
Source: S&P Global Market Intelligence
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is management’s analysis to assist in the understanding and evaluation of the consolidated financial condition and results of operations of Nicolet. It should be read in conjunction with the consolidated financial statements and footnotes presented elsewhere in this report.
The Company’s financial performance and certain balance sheet line items were impacted by the timing and size of Nicolet’s 2022 and 2021 acquisitions. Nicolet acquired Charter Bankshares, Inc. (“Charter”) on August 26, 2022, County Bancorp, Inc. (“County”) on December 3, 2021, and Mackinac Financial Corporation (“Mackinac”) on September 3, 2021. Certain income statement results, average balances and related ratios for 2022 include partial contributions from Charter, while 2021 results include partial contributions from County and Mackinac, each from the respective acquisition date. Additional information on Nicolet’s recent acquisition activity is included in Note 2, “Acquisitions” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
The detailed financial discussion that follows focuses on 2022 results compared to 2021. For a discussion of 2021 results compared to 2020, see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022, which information under that caption is incorporated herein by reference. Historical results of operations are not necessarily predictive of future results.
Overview
Economic Outlook
Growth in economic activity and demand for goods and services, combined with labor shortages, supply chain complications and geopolitical matters, have contributed to rising inflation. In response, the Federal Reserve has raised interest rates from a target range of 0.00%-0.25% in early March 2022 to 4.25%-4.50% at the end of December 2022. In addition, the Federal Reserve raised the target range to 4.50%-4.75% in early February 2023, and continues to signal the potential for additional increases in the target range to mitigate the hardships caused by the ongoing Russia-Ukraine conflict, continued supply chain disruptions, and elevated global uncertainty. The tightening of the Federal Reserve’s monetary policies, including these increases in the target range and the tapering of the Federal Reserve’s balance sheet, combined with ongoing economic and political instability, increases the risk of an economic recession. While forecasts vary, many economists are projecting that U.S. economic growth will slow and inflation will remain elevated in the coming quarters, potentially resulting in a contraction of the U.S. gross domestic output in 2023. The timing and impact of inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict.
2022 Highlights
In 2022, Nicolet delivered on growth, profitability, capital positioning, and sound asset quality management.  On August 26, 2022, Nicolet completed its acquisition of Charter for a total purchase price of $137 million, including the issuance of 1.26 million shares of common stock valued at $98 million and the remainder in cash consideration. Charter added total assets of $1.1 billion, loans of $827 million, and deposits of $870 million, at acquisition.
Net income for the year ended December 31, 2022 was $94 million and earnings per diluted common share was $6.56, compared to net income of $61 million and earnings per diluted common share of $5.44 for 2021. Net income reflected non-core items and the related tax effect of each, including merger and integration related expenses, Day 2 credit provision expense required under the CECL model, branch optimization costs, and gains on other assets and investments. For the full year, non-core items negatively impacted diluted earnings per common share $0.34 for 2022 and $1.13 for 2021.
At December 31, 2022, Nicolet had total assets of $8.8 billion, an increase of $1.1 billion (14%) over December 31, 2021, largely due to the acquisition of Charter. Total loans increased $1.6 billion (34%) from December 31, 2021, including the Charter acquisition and the repurchase of approximately $100 million previously participated agriculture loans, as well as strong organic loan growth. Excluding the $827 million of loans acquired with Charter and the repurchased agriculture loans, organic loan growth was 14% from December 31, 2021. Total deposits increased $713 million (11%) from December 31, 2021, also largely due to the acquisition of Charter, while total borrowings increased $325 million, with approximately half acquired with Charter and the remainder related to new FHLB advances. Total stockholders’ equity was $973 million at December 31, 2022, an increase of $81 million since December 31, 2021, mostly due to the common stock issued in the Charter acquisition, as well as solid earnings, offset by unfavorable changes in the fair value of available for sale securities and common stock repurchases executed early in 2022.
Nonperforming assets were $40 million and represented 0.46% of total assets at December 31, 2022, compared to $56 million or 0.73% at year-end 2021, with the decline due to a $6 million improvement in nonaccrual loans and a $10 million reduction in other real estate owned (primarily sales of closed bank branches). The allowance for credit losses-loans increased to $62 million (1.00% of loans), mostly due to the Day 2 allowance increase from the Charter acquisition.

Nicolet remains well positioned to execute its core strategy of providing shared success to its employees, customers, and shareholders after recording a record year of net income and earnings per share during 2022. The board and management team met several challenges throughout the year, most notably positioning the bank to manage the rapid increase in interest rates as the Federal Reserve aggressively attempted to curb inflationary pressures. The swift change in interest rates in the first half of the year caused a notable change in the market value of Nicolet’s securities portfolio, thus negatively impacting common equity, book values, and certain non-regulatory capital ratios. The additional pressure on common equity balances caused management to pause its share repurchase program for the first time in several years in April 2022. Additionally, while the acquisition of Charter Bankshares was successfully announced, closed, and integrated during 2022, the cash consideration in the transaction coupled with changes in mark-to-market accounting due to rapidly changing interest rates placed additional pressure on Nicolet’s capital. We view this pressure as temporary, as the combination of strong earnings, a stable balance sheet, and more predictable interest rates is expected to cause an increase in our common equity and related metrics and ratios.
In 2023, Nicolet’s board and management team have outlined certain strategic objectives it hopes to achieve, including the continued integration of the Charter acquisition, the cultural assimilation in the wealth management area due to high profile hires in late 2022, and a renewed focus on gathering core deposits. While the financial and physical integration of Charter was completed shortly after closing the merger, the cultural integration will continue well into 2023. As we have experienced with all of our past eight bank acquisitions, melding two cultures takes patience and effort by our entire employee base. While we are encouraged by what we’ve experienced through the first few months since closing, we also understand it takes time for employees and customers in new markets to understand how we operate. Nicolet has quickly made significant investments in our new communities of Eau Claire and Chetek, Wisconsin, and Chaska and Chanhassen, Minnesota, including a new branch in Lake Hallie, Wisconsin, which is expected to open in mid-2023. Similarly, Nicolet hired a highly experienced, well-known, and highly regarded financial advisor to its wealth team in fourth quarter 2022 and assembled a seasoned team of private bankers and wealth professionals in northern Michigan. Those hires have already resulted in several new account openings and added assets under management in a short period. This allows management the opportunity to assess its current product offerings and staffing levels, which will likely evolve during 2023.
The new interest rate environment has placed additional challenges on the banking industry as a whole, which Nicolet is certainly not immune to. We are in an interest rate environment last seen more than 15 years ago. Higher rates have caused our funding costs to increase more quickly than the yield earned from our securities and loan portfolios due to their fixed rate concentration. While we see ourselves as an asset sensitive bank, meaning our net interest income increases in a rising rate environment, we also require the benefit of time for our loan portfolio to price. As a result, we expect our net interest margin to remain under some pressure during the first quarter of 2023, and begin to steadily improve once the Federal Reserve pauses interest rate hikes. Management has also placed a renewed emphasis on core deposit gathering in 2023, as the cost of core deposits is typically lower than wholesale borrowing options. However, several other banks and credit unions are in a similar position, and thus, we expect competition for local deposits will be intense throughout the year. Finally, higher rates have lowered the market value of our securities portfolio, thus lowering our common equity through mark-to-market accounting. While we see this as temporary, it did cause management to take a more conservative approach to managing capital, and thus pause the share buyback program in April 2022. The program remains on pause through early 2023 (beyond a small private purchase transaction), and management expects it to restart at some point during 2023, as common equity levels have rebounded due to strong retained earnings, and a shift in interest rates has improved the unrealized losses on securities available for sale.

Table 1: Earnings Summary and Selected Financial Data

	At and for the years ended December 31,
(in thousands, except per share data)	2022	2021	2020
Results of operations:
Net interest income	$239,961	$157,955	$129,338
Provision for credit losses	11,500	14,900	10,300
Noninterest income	57,920	67,364	62,626
Noninterest expense	160,644	129,297	100,719
Income before income tax expense	125,737	81,122	80,945
Income tax expense	31,477	20,470	20,476
Net income	94,260	60,652	60,469
Net income attributable to noncontrolling interest	—	—	347
Net income attributable to Nicolet Bankshares, Inc.	$94,260	$60,652	$60,122
Earnings per common share:
Basic	$6.78	$5.65	$5.82
Diluted	$6.56	$5.44	$5.70
Common shares:
Basic weighted average	13,909	10,736	10,337
Diluted weighted average	14,375	11,145	10,541
Year-End Balances:
Loans	$6,180,499	$4,621,836	$2,789,101
Allowance for credit losses - loans (“ACL-Loans”)	61,829	49,672	32,173
Total assets	8,763,969	7,695,037	4,551,789
Deposits	7,178,921	6,465,916	3,910,399
Stockholders’ equity (common)	972,529	891,891	539,189
Book value per common share	$66.20	$63.73	$53.86
Tangible book value per common share (1)	$38.81	$39.47	$36.34
Financial Ratios:
Return on average assets	1.20%	1.15%	1.41%
Return on average common equity	10.63	9.74	11.40
Return on average tangible common equity (1)	17.96	14.74	16.76
Stockholders’ equity to assets	11.10	11.59	11.85
Tangible common equity to tangible assets (1)	6.82	7.51	8.31
Reconciliation of Non-GAAP Financial Measures:
Adjusted net income reconciliation: (2)
Net income attributable to Nicolet (GAAP)	$94,260	$60,652	$60,122
Adjustments:
Provision expense related to merger	8,000	14,400	—
Assets (gains) losses, net	(3,130)	(4,181)	1,805
Merger-related expense	1,664	5,651	1,020
Branch closure expense	—	944	500
Adjustments subtotal	6,534	16,814	3,325
Tax on Adjustments (25% effective tax rate)	1,634	4,204	831
Adjustments, net of tax	4,901	12,611	2,494
Adjusted net income attributable to Nicolet (Non-GAAP)	$99,161	$73,263	$62,616
Adjusted Diluted earnings per common share (Non-GAAP)	$6.90	$6.57	$5.94
Tangible assets:
Total assets	$8,763,969	$7,695,037	$4,551,789
Goodwill and other intangibles, net	402,438	339,492	175,353
Tangible assets	$8,361,531	$7,355,545	$4,376,436
Tangible common equity:
Stockholders’ equity (common)	$972,529	$891,891	$539,189
Goodwill and other intangibles, net	402,438	339,492	175,353
Tangible common equity	$570,091	$552,399	$363,836
Tangible average common equity:
Average stockholders’ equity (common)	$886,385	$622,903	$527,428
Average goodwill and other intangibles, net	361,471	211,463	168,802
Average tangible common equity	$524,914	$411,440	$358,626
(1) The ratios of tangible book value per common share, return on average tangible common equity, and tangible common equity to tangible assets exclude goodwill and other intangibles, net. These non-GAAP financial ratios have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength.
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
Management believes that the presentation of these non-GAAP financial measures (a) are important metrics used to analyze and evaluate our financial condition and capital strength and provide important supplemental information that contributes to a proper understanding of our operating performance and trends, (b) enables a more complete understanding of factors and trends affecting our business, and (c) allows investors to compare our financial performance to the financial performance of our peers and to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: in the preparation of our operating budgets, financial performance reporting, and in our presentation to investors of our performance. However, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. These disclosures should not be considered an alternative to our GAAP results. A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented in the table above.
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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	Years Ended December 31,
(in thousands)	2022			2021			2020
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
PPP Loans	$4,872	$1,392	28.57%	$141,510	$16,672	11.78%	$220,544	$8,062	3.66%
All other commercial-based loans	4,377,313	202,692	4.63%	2,477,608	114,089	4.60%	2,088,149	105,643	5.06%
Retail-based loans	873,461	39,735	4.55%	564,563	25,883	4.58%	478,894	22,776	4.76%
Total loans, including loan fees (1)(2)	5,255,646	243,819	4.64%	3,183,681	156,644	4.92%	2,787,587	136,481	4.90%
Investment securities:
Taxable	1,389,956	21,383	1.54%	592,561	9,934	1.68%	354,430	8,118	2.29%
Tax-exempt (2)	229,316	6,192	2.70%	145,979	3,113	2.13%	135,779	2,961	2.18%
Total investment securities	1,619,272	27,575	1.70%	738,540	13,047	1.77%	490,209	11,079	2.26%
Other interest-earning assets	232,531	4,437	1.91%	797,196	2,909	0.36%	572,016	2,611	0.46%
Total non-loan earning assets	1,851,803	32,012	1.73%	1,535,736	15,956	1.04%	1,062,225	13,690	1.29%
Total interest-earning assets	7,107,449	$275,831	3.88%	4,719,417	$172,600	3.66%	3,849,812	$150,171	3.90%
Other assets, net	730,246			552,046			405,395
Total assets	$7,837,695			$5,271,463			$4,255,207
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$875,530	$2,075	0.24%	$644,525	$382	0.06%	$422,171	$700	0.17%
Interest-bearing demand	999,700	4,382	0.44%	725,686	2,816	0.39%	562,370	3,938	0.70%
Money market accounts (“MMA”)	1,553,131	6,696	0.43%	994,866	613	0.06%	749,877	1,502	0.20%
Core time deposits	558,840	2,171	0.39%	364,069	2,846	0.78%	390,216	6,023	1.54%
Total interest-bearing core deposits	3,987,201	15,324	0.38%	2,729,146	6,657	0.24%	2,124,634	12,163	0.57%
Brokered deposits	490,871	6,428	1.31%	308,091	3,791	1.23%	289,489	4,478	1.55%
Total interest-bearing deposits	4,478,072	21,752	0.49%	3,037,237	10,448	0.34%	2,414,123	16,641	0.69%
PPPLF	—	—	—%	—	—	—%	161,634	571	0.35%
Other interest-bearing liabilities	298,852	12,205	4.08%	103,156	3,156	3.06%	84,751	2,652	3.13%
Total wholesale funding	298,852	12,205	4.08%	103,156	3,156	3.06%	246,385	3,223	1.31%
Total interest-bearing liabilities	4,776,924	33,957	0.71%	3,140,393	13,604	0.43%	2,660,508	19,864	0.75%
Noninterest-bearing demand deposits	2,135,852			1,461,850			1,025,625
Other liabilities	38,534			46,317			41,646
Stockholders’ equity	886,385			622,903			527,428
Total liabilities and stockholders’ equity	$7,837,695			$5,271,463			$4,255,207
Tax-equivalent net interest income and rate spread		$241,874	3.17%		$158,996	3.23%		$130,307	3.15%
Tax-equivalent adjustment and net free funds		1,913	0.23%		1,041	0.14%		969	0.23%
Net interest income and net interest margin		$239,961	3.40%		$157,955	3.37%		$129,338	3.38%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

(in thousands)	2022 Compared to 2021 Increase (Decrease) Due to Changes in			2021 Compared to 2020 Increase (Decrease) Due to Changes in
	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
PPP Loans	$(19,160)	$3,880	$(15,280)	$(3,850)	$12,460	$8,610
All other commercial-based loans	101,805	(13,202)	88,603	19,329	(10,883)	8,446
Retail-based loans	12,804	1,048	13,852	4,919	(1,812)	3,107
Total loans, including loan fees (2) (3)	95,449	(8,274)	87,175	20,398	(235)	20,163
Investment securities:
Taxable	10,595	854	11,449	2,723	(907)	1,816
Tax-exempt (3)	2,100	979	3,079	218	(66)	152
Total investment securities	12,695	1,833	14,528	2,941	(973)	1,968
Other interest-earning assets	(480)	2,008	1,528	552	(254)	298
Total non-loan earning assets	12,215	3,841	16,056	3,493	(1,227)	2,266
Total interest-earning assets	$107,664	$(4,433)	$103,231	$23,891	$(1,462)	$22,429
Interest-bearing liabilities
Savings	$181	$1,512	$1,693	$261	$(579)	$(318)
Interest-bearing demand	1,167	399	1,566	943	(2,065)	(1,122)
MMA	520	5,563	6,083	382	(1,271)	(889)
Core time deposits	1,128	(1,803)	(675)	(380)	(2,797)	(3,177)
Total interest-bearing core deposits	2,996	5,671	8,667	1,206	(6,712)	(5,506)
Brokered deposits	2,379	258	2,637	274	(961)	(687)
Total interest-bearing deposits	5,375	5,929	11,304	1,480	(7,673)	(6,193)
PPPLF	—	—	—	(286)	(285)	(571)
Other interest-bearing liabilities	7,897	1,152	9,049	1,195	(691)	504
Total wholesale funding	7,897	1,152	9,049	909	(976)	(67)
Total interest-bearing liabilities	13,272	7,081	20,353	2,389	(8,649)	(6,260)
Net interest income	$94,392	$(11,514)	$82,878	$21,502	$7,187	$28,689

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
Comparison of 2022 versus 2021
The Federal Reserve raised short-term interest rates a total of 425 bps since mid-March 2022, increasing the Federal Funds rate to a range of 4.25% to 4.50% as of December 31, 2022. Prior to this, short-term interest rates remained steady since March 2020, with a Federal Funds rate of 0.00% to 0.25%.
Tax-equivalent net interest income was $242 million for 2022, comprised of net interest income of $240 million ($82 million or 52% higher than 2021) and a $2 million tax-equivalent adjustment. The increase in tax-equivalent net interest income was attributable to net favorable volumes (which added $94 million, mostly from interest-earning asset volumes added with the recent acquisitions, as well as solid loan growth and strategic investment purchases in fourth quarter 2021) and net unfavorable rates (which decreased net interest income $12 million from higher deposit rates and the lag in repricing the loan portoflio to current market interest rates).
Average interest-earning assets were $7.1 billion for 2022, $2.4 billion (51%) higher than 2021, primarily due to the acquisitions of Mackinac, County, and Charter (in September 2021, December 2021, and August 2022, respectively). Average loans increased $2.1 billion (65%) to $5.3 billion, largely due to the timing of the acquisitions (with Mackinac adding $940 million at acquisition, County adding $1.0 billion at acquisition, and Charter adding $827 million at acquisition). In addition, average loans reflected strong organic loan growth and the repurchase of approximately $100 million previously participated agricultural loans. Average investment securities increased $881 million, including growth related to the acquisitions, as well as the re-investment of approximately $0.5 billion excess cash liquidity into U.S. Treasury securities of varying yields and durations during fourth quarter 2021. Other interest-earning assets declined $565 million, mostly lower cash from the re-investment of excess cash liquidity noted above. As a result, the mix of average interest-earning assets shifted to 74% loans, 23% investment securities, and 3% other interest-earning assets (mostly cash) for 2022, compared to 67%, 16%, and 17%, respectively, for 2021.

Average interest-bearing liabilities were $4.8 billion for 2022, an increase of $1.6 billion (52%) from 2021, also primarily due to the timing of the acquisitions. Average interest-bearing core deposits increased $1.3 billion and average brokered deposits grew $183 million, largely due to the acquisitions. Other interest-bearing liabilities increased $196 million, reflecting the private placement of $100 million in fixed-to-floating subordinated notes in July 2021, wholesale funding acquired with the acquisitions, and other funding needs in 2022 to support the strong loan growth. The mix of average interest-bearing liabilities was 84% core deposits, 10% brokered deposits, and 6% other funding for 2022, compared to 87% core deposits, 10% brokered deposits, and 3% other funding in 2021.
The interest rate spread decreased 6 bps between the periods, as our liabilities have repriced faster than our assets in the rapidly rising interest rate environment of 2022. The 2022 interest-earning asset yield increased 22 bps to 3.88% for 2022, largely due to the changing mix of interest-earning assets (to a higher percentage of loan assets, as noted above). The loan yield declined 28 bps to 4.64% for 2022, due to several factors: a lower percentage of PPP loans between the years, the impact of the low interest rate environment through early 2022 given the fixed nature of a portion of our loan portfolio, and competitive pricing pressures on new, renewed and variable rate loans. The investment yield declined 7 bps to 1.70%, attributable to the low rate environment through early 2022 and the re-investment of excess cash into U.S. Treasuries. The cost of funds increased 28 bps to 0.71% for 2022, reflecting the impact of a rising interest rate environment on core interest-bearing deposits (up 14 bps to 0.38%), as well as the changing mix of interest-bearing liabilities (as noted above). The contribution from net free funds increased 9 bps, attributable to the higher value in a rising interest rate environment and an increase in average net free funds (largely from higher average noninterest-bearing demand deposits and stockholders’ equity) between the years. As a result, the net interest margin was 3.40% for 2022, up 3 bps compared to 3.37% for 2021.
Tax-equivalent interest income was $276 million, up $103 million (60%) over 2021. Interest income on loans increased $87 million (56%) over 2021, mostly due to strong volumes from the acquisitions and organic loan growth. Between the years, interest income on investment securities increased $15 million to $28 million, with $13 million from higher average volumes due to the acquisitions and re-investment of excess cash (as noted above) and $2 million from higher rates. Interest expense was $34 million for 2022, up $20 million (150%) from 2021. Interest expense on deposits increased $11 million from 2021 given higher average deposit balances and a higher overall cost (up 15 bps to 0.49%). Interest expense on wholesale funding increased $9 million over 2021 mostly due to higher average balances from the July 2021 subordinated notes issuance, as well as wholesale funding acquired with the acquisitions.
Provision for Credit Losses
The provision for credit losses in 2022 was $11.5 million (comprised of $11.0 million related to the ACL-Loans, and the remainder for the ACL on unfunded commitments). The 2022 provision for credit losses included $8 million for the required Day 2 ACL increase from the acquisition of Charter, and the remaining increase to support the strong loan growth. Comparatively, the 2021 provision for credit losses was largely due to the required Day 2 ACL increase from the acquisitions of County and Mackinac. Asset quality trends have been solid and net charge-offs were negligible for both years.
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

Noninterest Income
Table 4: Noninterest Income

(in thousands)	Years Ended December 31,			Change From Prior Year
	2022	2021	2020	$ Change 2022	% Change 2022	$ Change 2021	% Change 2021
Trust services fee income	$7,947	$7,774	$6,463	$173	2%	$1,311	20%
Brokerage fee income	12,923	12,143	9,753	780	6%	2,390	25%
Mortgage income, net	8,497	22,155	29,807	(13,658)	(62)%	(7,652)	(26)%
Service charges on deposit accounts	6,104	5,023	4,208	1,081	22%	815	19%
Card interchange income	11,643	9,163	6,998	2,480	27%	2,165	31%
Bank owned life insurance (“BOLI”) income	3,818	2,380	2,710	1,438	60%	(330)	(12)%
Deferred compensation plan asset market valuations	(2,040)	609	590	(2,649)	N/M	19	N/M
LSR income, net	(1,366)	—	—	(1,366)	N/M	—	N/M
Other income	7,264	3,936	3,902	3,328	85%	34	1%
Noninterest income without net gains	54,790	63,183	64,431	(8,393)	(13)%	(1,248)	(2)%
Asset gains (losses), net	3,130	4,181	(1,805)	(1,051)	N/M	5,986	N/M
Total noninterest income	$57,920	$67,364	$62,626	$(9,444)	(14)%	$4,738	8%
Trust services fee income & Brokerage fee income combined	$20,870	$19,917	$16,216	$953	5%	$3,701	23%
N/M means not meaningful.
Comparison of 2022 versus 2021
Noninterest income was $58 million for 2022, a decrease of $9 million (14%) from 2021, primarily due to lower net mortgage income. Notable contributions to the change in noninterest income were:
•Trust services fee income and brokerage fee income combined were $21 million for 2022, up $1 million (5%) from 2021, as growth in accounts and assets under management outpaced unfavorable market-related declines.
•Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income was $8 million for 2022, down $14 million (62%) between the years, mostly due to the rising interest rate environment reducing secondary market volumes and the related gains on sales. See also “Off-Balance Sheet Arrangements, Lending-Related Commitments and Contractual Obligations” and Note 6, “Goodwill and Other Intangibles and Servicing Rights” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
•Service charges on deposit accounts were up $1 million (22%) to $6 million for 2022, mostly due to the larger deposit base from the acquisitions.
•Card interchange income grew $2 million (27%) to $12 million in 2022 largely due to higher volume and activity.
•BOLI income increased $1 million (60%) to $4 million for 2022, attributable to higher average balances from BOLI acquired with the acquisitions.
•The Company sponsors a nonqualifed deferred compensation (“NQDC”) plan for certain employees, that fluctuates based upon market valuations of the underlying plan assets. See also “Noninterest Expense” for the offsetting fair value change to the NQDC plan liabilities and Note 10, “Employee and Director Benefit Plans” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for additional information on the NQDC plan.
•Loan servicing rights (“LSR”) income includes agricultural loan servicing fees net of the related LSR amortization. Nicolet is not adding new loans to this servicing portfolio and repurchased approximately $100 million of these previously participated loans during second quarter 2022; thus, the LSR amortization is currently outpacing the loan servicing fees. See also Note 6, “Goodwill and Other Intangibles and Servicing Rights” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for additional information on the LSR asset.
•Other income grew $3 million to $7 million for 2022, largely due to revenue from crop insurance sales (acquired with County) and broker fees.
•The $3 million net asset gains in 2022 were primarily attributable to gains on sales of other real estate owned (mostly closed bank branch locations). Net asset gains in 2021 of $4 million were primarily attributable to favorable fair value marks on equity securities (including $3.5 million related to the initial public offering of an equity investment). Additional information on the net gains is also included in Note 16, “Asset Gains (Losses), Net,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Noninterest Expense
Table 5: Noninterest Expense

($ in thousands)	Years Ended December 31,			Change From Prior Year
	2022	2021	2020	Change 2022	% Change 2022	Change 2021	% Change 2021
Personnel	$88,713	$70,618	$57,121	$18,095	26%	$13,497	24%
Occupancy, equipment and office	29,722	21,058	16,718	8,664	41%	4,340	26%
Business development and marketing	8,472	5,403	5,396	3,069	57%	7	—%
Data processing	14,518	11,990	10,495	2,528	21%	1,495	14%
Intangibles amortization	6,616	3,494	3,567	3,122	89%	(73)	(2)%
FDIC assessments	1,920	2,035	707	(115)	(6)%	1,328	188%
Merger-related expense	1,664	5,651	1,020	(3,987)	(71)%	4,631	454%
Other expense	9,019	9,048	5,695	(29)	—%	3,353	59%
Total noninterest expense	$160,644	$129,297	$100,719	$31,347	24%	$28,578	28%
Non-personnel expenses	$71,931	$58,679	$43,598	$13,252	23%	$15,081	35%
Average full-time equivalent employees	881	626	553	255	41%	73	13%
Comparison of 2022 versus 2021
Noninterest expense was $161 million, an increase of $31 million (24%) over 2021. Personnel costs increased $18 million (26%), while non-personnel expenses combined increased $13 million (23%) over 2021. Notable contributions to the change in noninterest expense were:
•Personnel expense (including salaries, overtime, cash and equity incentives, and employee benefit and payroll-related expenses) was $89 million for 2022, an increase of $18 million (26%) over 2021. Salary expense increased $15 million (25%) over 2021, reflecting higher salaries from the larger employee base (with average full-time equivalent employees up 41%) as well as merit increases between the years and investments in our wealth team. Salary expense also reflected increases in hourly pay and base salaries effective at the end of March 2022, which benefited the majority of our employee base. Fringe benefits increased $3 million (30%) over 2021, also mainly due to the larger employee base. Personnel expense was also impacted by the change in the fair value of the NQDC plan liabilities. See also “Noninterest Income” for the offsetting fair value change to the NQDC plan assets and Note 10, “Employee and Director Benefit Plans” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for additional information on the NQDC plan.
•Occupancy, equipment and office expense was $30 million for 2022, up $9 million (41%) from 2021, largely due to the expanded branch network with the recent acquisitions, as well as additional expense for software and technology solutions to drive operational efficiencies, and enhance products or services. 2021 also included approximately $1 million of accelerated depreciation and write-offs related to branch closures.
•Business development and marketing expense was $8 million for 2022, up $3 million (57%) from 2021, largely due to higher travel and entertainment expenses, as well as additional marketing donations, promotions, and media to support our expanded branch network and community base.
•Data processing expense was $15 million for 2022, up $3 million (21%) over 2021, mostly due to volume-based increases in core processing charges, including the larger operating base following the Charter, County, and Mackinac acquisitions.
•Intangible amortization increased $3 million (89%) between the years, due to higher amortization from the intangibles added with the recent acquisitions.
•Other expense was $9 million for 2022, minimally changed from 2021, with 2022 including higher professional fees, director fees, fraud losses, and higher overall expenses related to our larger operating base, while 2021 included a $2 million contract termination charge.
Income Taxes
Income tax expense was $31 million (effective tax rate of 25.0%) for 2022, compared to $20 million (effective tax rate of 25.2%) for 2021. The accounting for income taxes requires deferred income taxes to be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. This analysis involves the use of estimates and assumptions concerning accounting pronouncements and federal and state tax codes; therefore, income taxes are considered a critical accounting estimate. At December 31, 2022 and 2021, no valuation allowance was determined to be necessary. Additional information on the subjectivity of income taxes is discussed further under

“Critical Accounting Estimates-Income Taxes.” The Company’s income taxes accounting policy is described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures relative to income taxes are included in Note 13, “Income Taxes” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
BALANCE SHEET ANALYSIS
Loans
Nicolet services a diverse customer base throughout Wisconsin, Michigan and Minnesota, including the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, hospitality, retail, service, and businesses supporting the general building industry. The Company concentrates on originating loans in its local markets and assisting current loan customers. Nicolet actively utilizes government loan programs such as those provided by the U.S. Small Business Administration (“SBA”) and the U.S. Department of Agriculture’s Farm Service Agency (“FSA”). In addition to the discussion that follows, accounting policies, general loan portfolio characteristics, and credit risk are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional loan related disclosures are included in Note 4, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
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
Table 6: Period End Loan Composition

	December 31, 2022		December 31, 2021		December 31, 2020
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,304,819	21%	$1,042,256	23%	$936,734	34%
Owner-occupied CRE	954,599	15%	787,189	17%	521,300	19%
Agricultural	1,088,607	18%	794,728	17%	109,629	4%
Commercial	3,348,025	54%	2,624,173	57%	1,567,663	57%
CRE investment	1,149,949	19%	818,061	18%	460,721	16%
Construction & land development	318,600	5%	213,035	5%	131,283	5%
Commercial real estate	1,468,549	24%	1,031,096	23%	592,004	21%
Commercial-based loans	4,816,574	78%	3,655,269	80%	2,159,667	78%
Residential construction	114,392	2%	70,353	1%	41,707	1%
Residential first mortgage	1,016,935	16%	713,983	15%	444,155	16%
Residential junior mortgage	177,332	3%	131,424	3%	111,877	4%
Residential real estate	1,308,659	21%	915,760	19%	597,739	21%
Retail & other	55,266	1%	50,807	1%	31,695	1%
Retail-based loans	1,363,925	22%	966,567	20%	629,434	22%
Total loans	$6,180,499	100%	$4,621,836	100%	$2,789,101	100%
As noted in Table 6 above, year-end 2022 loans were broadly 78% commercial-based and 22% retail-based compared to 80% commercial-based and 20% retail-based at year-end 2021. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis.
Total loans were $6.2 billion at December 31, 2022, an increase of $1.6 billion (34%), compared to total loans of $4.6 billion at December 31, 2021. The increase in total loans included the Charter acquisition (which added $827 million, at acquisition) and the repurchase of approximately $100 million previously participated agriculture loans, as well as strong organic loan growth. Excluding the loans acquired with Charter and the repurchased agriculture loans, organic loan growth was 14% from December 31, 2021.

Table 7: Loan Maturity Distribution
The following table presents the maturity distribution of the loan portfolio at December 31, 2022.

(in thousands)	Loan Maturity
	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$433,319	$660,560	$197,352	$13,588	$1,304,819
Owner-occupied CRE	78,759	639,093	208,719	28,028	954,599
Agricultural	350,752	328,495	367,913	41,447	1,088,607
CRE investment	129,770	737,869	250,256	32,054	1,149,949
Construction & land development	64,169	131,889	92,379	30,163	318,600
Residential construction *	41,049	6,922	2,091	64,330	114,392
Residential first mortgage	22,985	263,810	202,514	527,626	1,016,935
Residential junior mortgage	6,814	19,941	33,201	117,376	177,332
Retail & other	27,814	15,002	8,021	4,429	55,266
Total loans	$1,155,431	$2,803,581	$1,362,446	$859,041	$6,180,499
Percent by maturity distribution	19%	45%	22%	14%	100%
Fixed rate loans:
Commercial & industrial	$76,338	$597,734	$126,546	$3,429	$804,047
Owner-occupied CRE	78,646	598,540	121,776	1,235	800,197
Agricultural	182,188	313,641	343,130	30,956	869,915
CRE investment	112,036	704,001	160,816	1,812	978,665
Construction & land development	29,361	127,088	64,675	6,855	227,979
Residential construction *	19,340	6,922	1,926	39,440	67,628
Residential first mortgage	19,953	260,201	155,600	228,323	664,077
Residential junior mortgage	839	8,457	5,402	309	15,007
Retail & other	1,834	14,711	7,354	3,623	27,522
Total fixed rate loans	$520,535	$2,631,295	$987,225	$315,982	$4,455,037
Floating rate loans:
Commercial & industrial	$356,981	$62,826	$70,806	$10,159	$500,772
Owner-occupied CRE	113	40,553	86,943	26,793	154,402
Agricultural	168,564	14,854	24,783	10,491	218,692
CRE investment	17,734	33,868	89,440	30,242	171,284
Construction & land development	34,808	4,801	27,704	23,308	90,621
Residential construction *	21,709	—	165	24,890	46,764
Residential first mortgage	3,032	3,609	46,914	299,303	352,858
Residential junior mortgage	5,975	11,484	27,799	117,067	162,325
Retail & other	25,980	291	667	806	27,744
Total floating rate loans	$634,896	$172,286	$375,221	$543,059	$1,725,462
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

The ACL-Loans represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date. To assess the overall appropriateness of the ACL-Loans, management applies an allocation methodology which focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonaccrual loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect expected credit losses. Assessing these factors involves significant judgment; therefore, management considers the ACL-Loans a critical accounting estimate, as further discussed under “Critical Accounting Estimates – Allowance for Credit Losses - Loans.”
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
At December 31, 2022, the ACL-Loans was $62 million (representing 1.00% of period end loans) compared to $50 million at December 31, 2021. The increase in the ACL-Loans was largely due to the acquisition of Charter, which added $8 million of provision for the Day 2 allowance and $2 million related to purchased credit deteriorated loans. Net charge-offs (0.01% of average loans) remain negligible. The components of the ACL-Loans are detailed further in Tables 8 and 9 below.

Table 8: Allowance for Credit Losses - Loans

(in thousands)	Years Ended December 31,
	2022	2021	2020
Allowance for credit losses - loans:
Beginning balance	$49,672	$32,173	$13,972
Adoption of CECL	—	—	8,488
Initial PCD ACL	—	—	797
Total impact for adoption of CECL	—	—	9,285
ACL on PCD loans acquired	1,937	5,159	—
Net charge-offs:
Commercial & industrial	(86)	50	(692)
Owner-occupied CRE	(555)	—	(449)
Agricultural	—	(48)	—
CRE investment	169	(2)	(190)
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	(57)	(93)	9
Residential junior mortgage	1	4	67
Retail & other	(202)	(71)	(129)
Total net charge-offs	(730)	(160)	(1,384)
Provision for credit losses	10,950	12,500	10,300
Ending balance of ACL-Loans	$61,829	$49,672	$32,173
Ratio of net charge-offs to average loans by loan composition
Commercial & industrial	0.01%	(0.01)%	0.07%
Owner-occupied CRE	0.06%	—%	0.09%
Agricultural	—%	0.02%	—%
CRE investment	(0.02)%	—%	0.04%
Construction & land development	—%	—%	—%
Residential construction	—%	—%	—%
Residential first mortgage	0.01%	0.02%	—%
Residential junior mortgage	—%	—%	(0.06)%
Retail & other	0.38%	0.18%	0.42%
Total net charge-offs to average loans	0.01%	0.01%	0.05%
The allocation of the ACL-Loans by loan category for each of the past three years is shown in Table 9. The largest portions of the ACL-Loans were allocated to commercial & industrial loans and CRE investment loans, representing 26% and 21%, respectively, of the ACL-Loans at December 31, 2022. In comparison, the largest portions of the ACL-Loans were allocated to commercial & industrial loans and agricultural loans, representing 25% and 19%, respectively, of the ACL-Loans at December 31, 2021. This change in allocated ACL-Loans was attributable to the change in loan portfolio composition, as well as changes in current and forecasted risk trends within loan categories.
Table 9: Allocation of the Allowance for Credit Losses - Loans

	December 31, 2022			December 31, 2021			December 31, 2020
(in thousands)	Allocated Allowance	% of Loan Portfolio	ACL Category as a % of Total ACL	Allocated Allowance	% of Loan Portfolio	ACL Category as a % of Total ACL	Allocated Allowance	% of Loan Portfolio	ACL Category as a % of Total ACL
Commercial & industrial *	$16,350	21%	26%	$12,613	23%	25%	$11,644	34%	36%
Owner-occupied CRE	9,138	15%	15%	7,222	17%	14%	5,872	19%	18%
Agricultural	9,762	18%	16%	9,547	17%	19%	1,395	4%	4%
CRE investment	12,744	19%	21%	8,462	18%	17%	5,441	16%	17%
Construction & land development	2,572	5%	4%	1,812	5%	4%	984	5%	3%
Residential construction	1,412	2%	2%	900	1%	2%	421	1%	1%
Residential first mortgage	6,976	16%	11%	6,844	15%	14%	4,773	16%	15%
Residential junior mortgage	1,846	3%	3%	1,340	3%	3%	1,086	4%	4%
Retail & other	1,029	1%	2%	932	1%	2%	557	1%	2%
Total ACL-Loans	$61,829	100%	100%	$49,672	100%	100%	$32,173	100%	100%
* The PPP loans are fully guaranteed by the SBA; thus, no ACL-Loans has been allocated to these loans.

Nonperforming Assets
As part of its overall credit risk management process, management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to identify problem loans early and minimize the risk of loss. Management continues to actively work with customers and monitor credit risk from the ongoing economic uncertainty. In addition to the discussion that follows, accounting policies for loans and the ACL-Loans are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional credit quality disclosures are included in Note 4, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets (which include nonperforming loans and other real estate owned “OREO”) were $40 million and represented 0.46% of total assets at December 31, 2022, compared to $56 million or 0.73% at December 31, 2021. The decline in nonperforming assets between the years included a $6 million improvement in nonaccrual loans and a $10 million reduction in other real estate owned (primarily sales of closed bank branches).
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $53 million (1% of total loans) at both December 31, 2022 and 2021. Potential problem loans require a heightened management review given the pace at which a credit may deteriorate, the potential duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.
Table 10: Nonperforming Assets

(in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Nonperforming loans:
Commercial & industrial	$3,328	$1,908	$2,646
Owner-occupied CRE	5,647	4,220	1,869
Agricultural	20,416	28,367	1,830
CRE investment	3,832	4,119	1,488
Construction & land development	771	1,071	327
Residential construction	—	—	—
Residential first mortgage	3,780	4,132	823
Residential junior mortgage	224	243	384
Retail & other	82	94	88
Total nonaccrual loans	38,080	44,154	9,455
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	38,080	44,154	9,455
OREO:
Commercial real estate owned	628	1,549	—
Residential real estate owned	—	99	—
Bank property real estate owned	1,347	10,307	3,608
Total OREO	1,975	11,955	3,608
Total nonperforming assets (NPAs)	$40,055	$56,109	$13,063
Performing troubled debt restructurings	$—	$5,443	$2,120
Ratios:
Nonperforming loans to total loans	0.62%	0.96%	0.34%
NPAs to total loans plus OREO	0.65%	1.21%	0.47%
NPAs to total assets	0.46%	0.73%	0.29%
ACL-Loans to nonperforming loans	162%	112%	340%
ACL-Loans to total loans	1.00%	1.07%	1.15%

Investment Securities Portfolio
The investment securities portfolio is intended to provide Nicolet with adequate liquidity, flexible asset/liability management and a source of stable income. The portfolio is structured with minimal credit exposure to Nicolet. All investment securities are classified at the time of purchase as available for sale (“AFS”) or held to maturity (“HTM”). In addition to the discussion that follows, the investment securities portfolio accounting policies are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures are included in Note 3, “Securities and Other Investments,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
At December 31, 2022, the investment securities portfolio totaled $1.6 billion (representing 18% of total assets), comprised of $918 million securities AFS and $679 million securities HTM, minimally changed from $1.6 billion (representing 20% of total assets) at December 31, 2021, comprised of $922 million securities AFS and $652 million securities HTM. The primary changes in the investment securities portfolio during 2022, included the acquisition of Charter, (which added investment securities of $218 million at acquisition), and the unfavorable change in the fair value of the securities AFS portfolio (from an unrealized gain of $4 million at December 31, 2021 to an unrealized loss of $79 million at December 31, 2022) due to the dramatic increase in interest rates.
Nicolet also had other investments of $65 million and $44 million at December 31, 2022 and 2021, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (“FHLB”) (required as members of the Federal Reserve Bank System and the FHLB System), equity securities with readily determinable fair values, and to a lesser degree equity investments in other private companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus not liquid, have no ready market or quoted market value, and are carried at cost. The private company equity investments have no quoted market prices, and are carried at cost less impairment charges, if any. The other investments are evaluated periodically for impairment, considering financial condition and other available relevant information.
Table 11: Investment Securities Portfolio Maturity Distribution (1)

Securities AFS at December 31, 2022	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- backed Securities		Total Amortized Cost		Total Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury securities	$149,896	0.1%	$26,039	0.5%	$16,181	2.6%	$—	—%	$—	—%	$192,116	0.4%	$183,830
U.S. government agency securities	19	2.4%	1,025	1.2%	644	7.2%	445	7.0%	—	—%	2,133	4.0%	2,100
State, county and municipals	44,590	2.6%	116,656	2.2%	140,134	2.6%	132,353	3.6%	—	—%	433,733	2.8%	398,188
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	227,650	2.6%	227,650	2.6%	200,932
Corporate debt securities	27,664	3.4%	28,571	3.8%	72,801	4.5%	11,676	5.6%	—	—%	140,712	4.3%	132,568
Total amortized cost	$222,169	1.1%	$172,291	1.1%	$229,760	3.3%	$144,474	3.9%	$227,650	2.6%	$996,344	2.5%	$917,618
Total fair value	$218,033		$163,466		$203,039		$132,148		$200,932				$917,618
	24%		18%		22%		14%		22%				100%

Securities HTM at December 31, 2022	Within One Year		After One but Within Five Years			After Five but Within Ten Years		After Ten Years		Mortgage- backed Securities		Total Amortized Cost		Total Fair Value
(in thousands)	Amount	Yield	Amount	Yield		Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury securities	$—	—%	$497,648	0.7%		$—	—%	$—	—%	$—	—%	$497,648	0.7%	$461,926
U.S. government agency securities	—	—%	1,108	7.0%	0	7,636	7.3%	—	—%	—	—%	8,744		8,790
State, county and municipals	1,774	2.8%	14,425	2.8%		14,964	2.0%	3,711	4.9%	—	—%	34,874	2.7%	31,525
Mortgage-backed securities	—	—%	—	—%		—	—%	—	—%	137,862	2.2%	137,862	2.2%	121,111
Total amortized cost	$1,774	2.8%	$513,181	1.1%		$22,600	3.3%	$3,711	4.9%	$137,862	2.2%	$679,128	1.2%	$623,352
Total fair value	$1,748		$476,365			$20,485		$3,643		$121,111				$623,352
	—%		76%			3%		1%		20%				100%
(1) The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% adjusted for the disallowance of interest expense.
Deposits
Deposits represent Nicolet’s largest source of funds. The deposit levels in 2021 were influenced by economic uncertainty and government stimulus payments related to the pandemic, which reduced spending and increased liquidity of consumers and businesses, as well as by PPP loan proceeds retained on deposit by commercial borrowers. In contrast, the deposit levels in 2022 reflected a transition back to normal operations and activities, with consumers and businesses starting to use the excess liquidity. In addition, Charter added deposits of $870 million at acquisition.
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
Table 12: Period End Deposit Composition

(in thousands)	December 31, 2022		December 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$2,361,816	33%	$1,975,705	31%	$1,212,787	31%
Money market and interest-bearing demand	2,987,469	42%	2,834,824	44%	1,551,325	40%
Savings	931,417	13%	803,197	12%	521,814	13%
Time	898,219	12%	852,190	13%	624,473	16%
Total deposits	$7,178,921	100%	$6,465,916	100%	$3,910,399	100%
Brokered transaction accounts	$252,829	3%	$234,306	4%	$46,340	1%
Brokered time deposits	339,066	5%	209,857	3%	278,521	7%
Total brokered deposits	$591,895	8%	$444,163	7%	$324,861	8%
Customer transaction accounts	$6,027,873	84%	$5,379,420	83%	$3,239,586	83%
Customer time deposits	559,153	8%	642,333	10%	345,952	9%
Total customer deposits (core)	$6,587,026	92%	$6,021,753	93%	$3,585,538	92%
Total deposits were $7.2 billion at December 31, 2022, an increase of $713 million (11%) over year-end 2021, primarily due to the acquisition of Charter, and included a $565 million increase to customer deposits (core) and a $148 million increase to brokered deposits.
On average, deposits grew $2.1 billion (47%) between 2022 and 2021 (as detailed in Table 2), primarily due to the timing of the acquisitions (Mackinac in September 2021, County in December 2021, and Charter in August 2022) and the liquidity objectives of our customers in uncertain economic times. Average customer deposits (core) increased $1.9 billion (46%), while average brokered deposits increased $183 million (59%) over the prior year.
At December 31, 2022, Nicolet had $77 million of time deposits that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. The following table provides information on the maturity distribution of those time deposits, including the portion of those time deposits in excess of the FDIC insurance limits (over $250,000) as of December 31, 2022.
Table 13: Maturity Distribution of Uninsured Time Deposits

(in thousands)	Time Deposits Over FDIC Insurance Limits	Portion of Time Deposits in Excess of FDIC Insurance Limits
3 months or less	$14,369	$5,619
Over 3 months through 6 months	15,764	6,514
Over 6 months through 12 months	17,875	5,875
Over 12 months	28,823	14,631
Total	$76,831	$32,639
Total uninsured deposits were $2.3 billion and $2.1 billion as of December 31, 2022 and 2021, respectively.
Other Funding Sources
Other funding sources include short-term and long-term borrowings. Short-term borrowings (with an original contractual maturity of one year or less) consist mainly of short-term FHLB advances, customer repurchase agreements or federal funds purchased. Long-term borrowings (with an original contractual maturity of over one year) include FHLB advances, junior subordinated debentures, and subordinated notes. The interest on all long-term borrowings is current.
Short-term borrowings were $317 million and zero at December 31, 2022 and 2021, respectively, all in FHLB advances, with approximately half acquired with Charter. Long-term borrowings were $225 million and $217 million at December 31, 2022 and

2021, respectively. See Note 9, “Short and Long-Term Borrowings,” of the Notes to Consolidated Financial Statements under Part II, Item 8 for additional disclosures and see section “Liquidity Management,” for information on available funding sources at December 31, 2022.
RISK MANAGEMENT AND CAPITAL
Liquidity Management
Liquidity management refers to the ability to ensure that adequate liquid funds are available to meet the current and future cash flow obligations arising in the daily operations of the Company. These cash flow obligations include the ability to meet the commitments to borrowers for extensions of credit, accommodate deposit cycles and trends, fund capital expenditures, pay dividends to stockholders (if any), and satisfy other operating expenses. The Company’s most liquid assets are cash and due from banks, interest-earning deposits, and federal funds sold, which totaled $155 million and $595 million at December 31, 2022 and 2021, respectively. Balances of these liquid assets are dependent on our operating, investing, and financing activities during any given period.
The $441 million decrease in cash and cash equivalents since year-end 2021 included $117 million net cash provided by operating activities (mostly earnings), more than offset by $516 million net cash used in investing activities (primarily to fund loan growth) and $42 million net cash used in financing activities (with funds from short-term borrowings offset by a net decrease in deposits and common stock repurchases). As of December 31, 2022, management believed that adequate liquidity existed to meet all projected cash flow obligations.
Nicolet’s primary sources of funds include the core deposit base, repayment and maturity of loans, investment securities calls, maturities, and sales, and procurement of brokered deposits or other wholesale funding. At December 31, 2022, approximately 55% of the investment securities portfolio was pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Additional funding sources at December 31, 2022, consist of $195 million of available and unused Federal funds lines, available borrowing capacity at the FHLB of $607 million, and borrowing capacity in the brokered deposit market.
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, debt service requirements and, when opportune, for common stock repurchases or investment in other strategic actions such as mergers or acquisitions. At December 31, 2022, the Parent Company had $64 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds, as more fully described in “Business—Regulation of the Bank – Payment of Dividends” and in Note 17, “Regulatory Capital Requirements,” in the Notes to the Consolidated Financial Statements under Part II, Item 8. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.
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

Among other scenarios, Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned above and reflect the changed interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at December 31, 2022 and 2021, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 14 below. The results were within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.
Table 14: Interest Rate Sensitivity

	December 31, 2022	December 31, 2021
200 bps decrease in interest rates	(0.7)%	(0.3)%
100 bps decrease in interest rates	(0.4)%	(0.3)%
100 bps increase in interest rates	—%	(0.1)%
200 bps increase in interest rates	0.1%	(0.3)%
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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At December 31, 2022, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in the current economic environment and in strategic growth. For a discussion of the regulatory restrictions applicable to the Company and the Bank, see section “Business-Regulation of Nicolet” and “Business-Regulation of the Bank,” included within Part I, Item 1. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in Table 15.

Table 15: Capital

($ in thousands)	December 31, 2022	December 31, 2021
Company Stock Repurchases: *
Common stock repurchased during the year (dollars)	$61,483	$61,464
Common stock repurchased during the year (shares)	671,662	793,064
Company Risk-Based Capital:
Total risk-based capital	$889,763	$793,410
Tier 1 risk-based capital	684,280	604,199
Common equity Tier 1 capital	646,341	567,095
Total capital ratio	12.3%	13.8%
Tier 1 capital ratio	9.5%	10.5%
Common equity tier 1 capital ratio	9.0%	9.9%
Tier 1 leverage ratio	8.2%	9.4%
Bank Risk-Based Capital:
Total risk-based capital	$816,951	$700,869
Tier 1 risk-based capital	764,090	664,688
Common equity Tier 1 capital	764,090	664,688
Total capital ratio	11.3%	12.2%
Tier 1 capital ratio	10.6%	11.6%
Common equity tier 1 capital ratio	10.6%	11.6%
Tier 1 leverage ratio	9.1%	10.3%
* Reflects only the common stock repurchased under board of director authorizations.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. Through an ongoing repurchase program, the Board has authorized the repurchase of Nicolet’s common stock as an alternative use of capital. At December 31, 2022, there remained $48 million authorized under this repurchase program, as modified, to be utilized from time to time to repurchase shares in the open market, through block transactions or in private transactions.
Off-Balance Sheet Arrangements, Lending-Related Commitments and Contractual Obligations
Nicolet is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2022, interest rate lock commitments to originate residential mortgage loans held for sale of $9 million (included in the commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale of $9 million are considered derivative instruments. Further information and discussion of these commitments is included in Note 14, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, under Part II, Item 8.
The table below outlines the principal amounts and timing of Nicolet’s contractual obligations. The amounts presented below exclude amounts due for interest, if applicable, and include any unamortized premiums / discounts or other similar carrying value adjustments. As of December 31, 2022, Nicolet had the following contractual obligations. Further discussion of the nature of each obligation is included in the referenced note of the Notes to Consolidated Financial Statements, under Part II, Item 8.
Table 16: Contractual Obligations

(in thousands)	Note	Maturity by Years
	Reference	Total	1 or less	1-3	3-5	Over 5
Time deposits	8	$898,219	$464,568	$400,343	$32,538	$770
Long-term borrowings	9	225,342	—	5,000	—	220,342
Operating leases	5	11,137	2,437	4,076	3,207	1,417
Total long-term contractual obligations		$1,134,698	$467,005	$409,419	$35,745	$222,529
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, assumptions or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on historical experience, current information, and other factors deemed to be relevant; accordingly, as this information changes, actual results could differ from those estimates. Nicolet considers accounting estimates to be critical to reported financial results if the accounting estimate requires management to make assumptions about matters that are highly uncertain and different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the financial statements. The accounting estimates we consider to be critical include business combinations and the valuation of loans acquired, the determination of the allowance for credit losses, and income taxes. In addition to the discussion that follows, the accounting policies related to these critical estimates are included in Note 1, “Nature of Business and Significant Accounting Policies,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
Business Combinations and Valuation of Loans Acquired in Business Combinations
We account for acquisitions under Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at the estimated fair value on their purchase date. As provided for under GAAP, management has up to 12 months following the date of the acquisition to finalize the fair values of acquired assets and assumed liabilities, where it was not possible to estimate the acquisition date fair value upon consummation. Management finalizes the fair values of acquired assets and assumed liabilities within this 12-month period and management currently considers such values to be the Day 1 Fair Values for the acquisition transactions.
In particular, the valuation of acquired loans involves significant estimates and assumptions based on information available as of the acquisition date. Loans acquired in a business combination are evaluated either individually or in pools of loans with similar characteristics; including consideration of a credit component. A number of factors are considered in determining the estimated fair value of purchased loans including, among other things, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, estimated holding periods, contractual interest rates compared to market interest rates, and net present value of cash flows expected to be received.
Allowance for Credit Losses - Loans
Management’s evaluation process used to determine the appropriateness of the ACL-Loans is inherently subjective as it requires material estimates and assumptions. This evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect our estimate of lifetime expected credit losses. Because interpretation and analysis involves judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated credit losses and therefore the appropriateness of the ACL-Loans could change significantly.
The allowance methodology applied by Nicolet is designed to assess the appropriateness of the ACL-Loans and includes allocations for individually evaluated credit-deteriorated loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative and environmental factors. The methodology includes evaluation and consideration of several factors, including but not limited to: management’s ongoing review and grading of the loan portfolio, evaluation of facts and issues related to specific loans, consideration of historical loan loss and delinquency experience on each portfolio segment, trends in past due and nonaccrual loans, the risk characteristics of specific loans or various loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, the fair value of underlying collateral, existing economic conditions, and other qualitative and quantitative factors which could affect expected credit losses. In addition, the model considers reasonable and supportable economic forecasts to assess the collectability of future cash flows. While management uses the best information available to make its evaluation, future adjustments to the ACL-Loans may be necessary if there are significant changes in economic conditions (both current and forecast) or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ACL-Loans is made for analytical purposes and is not necessarily indicative of the trend of future credit losses in any particular loan category. The ACL-Loans is available to absorb losses from any segment of the loan portfolio. Management believes the ACL-Loans is appropriate at December 31, 2022. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements.
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
Income Taxes
Nicolet is subject to the federal income tax laws of the United States, and the tax laws of the states and other jurisdictions where we conduct business. Due to the complexity of these laws, taxpayers and the taxing authorities may subject these laws to different interpretations. Management must make conclusions and estimates about the application of these innately intricate laws, related regulations, and case law. When preparing the Company’s income tax returns, management attempts to make reasonable interpretations of the tax laws. Taxing authorities have the ability to challenge management’s analysis of the tax law or any reinterpretation management makes in its ongoing assessment of facts and the developing case law. Management assesses the reasonableness of its effective tax rate quarterly based on its current estimate of net income and the applicable taxes expected for the full year. On a quarterly basis, management also reviews circumstances and developments in tax law affecting the reasonableness of deferred tax assets and liabilities and reserves for contingent tax liabilities.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For additional disclosure, see section, “Interest Rate Sensitivity Management and Impact of Inflation,” of the Management’s Discussion and Analysis of Financial Condition and Results of Operation under Part II, Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NICOLET BANKSHARES, INC. Consolidated Balance Sheets
(In thousands, except share and per share data)	December 31, 2022	December 31, 2021
Assets
Cash and due from banks	$121,211	$209,349
Interest-earning deposits	33,512	385,943
Federal funds sold	—	—
Cash and cash equivalents	154,723	595,292
Certificates of deposit in other banks	12,518	21,920
Securities available for sale (“AFS”), at fair value	917,618	921,661
Securities held to maturity (“HTM”), at amortized cost	679,128	651,803
Other investments	65,286	44,008
Loans held for sale	1,482	6,447
Other assets held for sale	—	199,833
Loans	6,180,499	4,621,836
Allowance for credit losses - loans (“ACL-Loans”)	(61,829)	(49,672)
Loans, net	6,118,670	4,572,164
Premises and equipment, net	108,956	94,566
Bank owned life insurance (“BOLI”)	165,137	134,476
Goodwill and other intangibles, net	402,438	339,492
Accrued interest receivable and other assets	138,013	113,375
Total assets	$8,763,969	$7,695,037

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$2,361,816	$1,975,705
Interest-bearing deposits	4,817,105	4,490,211
Total deposits	7,178,921	6,465,916
Short-term borrowings	317,000	—
Long-term borrowings	225,342	216,915
Other liabilities held for sale	—	51,586
Accrued interest payable and other liabilities	70,177	68,729
Total liabilities	7,791,440	6,803,146
Stockholders’ Equity:
Common stock	147	140
Additional paid-in capital	621,988	575,045
Retained earnings	407,864	313,604
Accumulated other comprehensive income (loss)	(57,470)	3,102
Total stockholders’ equity	972,529	891,891
Total liabilities and stockholders’ equity	$8,763,969	$7,695,037

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	14,690,614	13,994,079
Common shares issued	14,764,104	14,019,880

 See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Income	Years Ended December 31,
(In thousands, except share and per share data)	2022	2021	2020
Interest income:
Loans, including loan fees	$243,680	$156,559	$136,372
Investment securities:
Taxable	21,383	9,934	8,118
Tax-exempt	4,418	2,157	2,101
Other interest income	4,437	2,909	2,611
Total interest income	273,918	171,559	149,202
Interest expense:
Deposits	21,752	10,448	16,641
Short-term borrowings	3,246	1	66
Long-term borrowings	8,959	3,155	3,157
Total interest expense	33,957	13,604	19,864
Net interest income	239,961	157,955	129,338
Provision for credit losses	11,500	14,900	10,300
Net interest income after provision for credit losses	228,461	143,055	119,038
Noninterest income:
Trust services fee income	7,947	7,774	6,463
Brokerage fee income	12,923	12,143	9,753
Mortgage income, net	8,497	22,155	29,807
Service charges on deposit accounts	6,104	5,023	4,208
Card interchange income	11,643	9,163	6,998
BOLI income	3,818	2,380	2,710
Asset gains (losses), net	3,130	4,181	(1,805)
Deferred compensation plan asset market valuations	(2,040)	609	590
LSR income, net	(1,366)	—	—
Other income	7,264	3,936	3,902
Total noninterest income	57,920	67,364	62,626
Noninterest expense:
Personnel	88,713	70,618	57,121
Occupancy, equipment and office	29,722	21,058	16,718
Business development and marketing	8,472	5,403	5,396
Data processing	14,518	11,990	10,495
Intangibles amortization	6,616	3,494	3,567
FDIC assessments	1,920	2,035	707
Merger-related expense	1,664	5,651	1,020
Other expense	9,019	9,048	5,695
Total noninterest expense	160,644	129,297	100,719
Income before income tax expense	125,737	81,122	80,945
Income tax expense	31,477	20,470	20,476
Net income	94,260	60,652	60,469
Less: Net income attributable to noncontrolling interest	—	—	347
Net income attributable to Nicolet Bankshares, Inc.	$94,260	$60,652	$60,122
Earnings per common share:
Basic	$6.78	$5.65	$5.82
Diluted	$6.56	$5.44	$5.70
Weighted average common shares outstanding:
Basic	13,909,299	10,735,605	10,337,138
Diluted	14,374,931	11,144,866	10,541,251

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Comprehensive Income	Years Ended December 31,
(In thousands)	2022	2021	2020
Net income	$94,260	$60,652	$60,469
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	(83,219)	(13,495)	11,803
Net realized (gains) losses included in income	244	283	(395)
Income tax (expense) benefit	22,403	3,567	(3,079)
Total other comprehensive income (loss), net of tax	(60,572)	(9,645)	8,329
Comprehensive income (loss)	$33,688	$51,007	$68,798

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Changes in Stockholders’ Equity
	Nicolet Bankshares, Inc. Stockholders’ Equity
(In thousands)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balances at December 31, 2019	$106	$312,733	$199,005	$4,418	$728	$516,990
Comprehensive income:
Net income	—	—	60,122	—	347	60,469
Other comprehensive income (loss)	—	—	—	8,329	—	8,329
Stock-based compensation expense	—	5,700	—	—	—	5,700
Exercise of stock options, net	—	1,474	—	—	—	1,474
Issuance of common stock	—	581	—	—	—	581
Purchase and retirement of common stock	(6)	(42,082)	—	—	—	(42,088)
Purchase of noncontrolling interest	—	(5,016)	—	—	(860)	(5,876)
Distribution to noncontrolling interest	—	—	—	—	(215)	(215)
Adoption of new accounting pronouncement	—	—	(6,175)	—	—	(6,175)
Balances at December 31, 2020	$100	$273,390	$252,952	$12,747	$—	$539,189
Comprehensive income:
Net income	—	—	60,652	—	—	60,652
Other comprehensive income (loss)	—	—	—	(9,645)	—	(9,645)
Stock-based compensation expense	—	7,307	—	—	—	7,307
Exercise of stock options, net	1	1,836	—	—	—	1,837
Issuance of common stock in County acquisition, net of capitalized issuance costs of $397	24	175,131	—	—	—	175,155
Issuance of common stock in Mackinac acquisition, net of capitalized issuance costs of $392	23	179,411	—	—	—	179,434
Issuance of common stock	—	545	—	—	—	545
Purchase and retirement of common stock	(8)	(62,575)	—	—	—	(62,583)
Balances at December 31, 2021	$140	$575,045	$313,604	$3,102	$—	$891,891
Comprehensive income:
Net income	—	—	94,260	—	—	94,260
Other comprehensive income (loss)	—	—	—	(60,572)	—	(60,572)
Stock-based compensation expense	—	7,016	—	—	—	7,016
Exercise of stock options, net	1	2,530	—	—	—	2,531
Issuance of common stock in Charter acquisition	13	98,136	—	—	—	98,149
Issuance of common stock	—	751	—	—	—	751
Purchase and retirement of common stock	(7)	(61,490)	—	—	—	(61,497)
Balances at December 31, 2022	$147	$621,988	$407,864	$(57,470)	$—	$972,529

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Cash Flows	Years Ended December 31,
(In thousands)	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$94,260	$60,652	$60,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	21,930	13,857	10,685
Provision for credit losses	11,500	14,900	10,300
Provision for deferred taxes	(12,907)	6,332	3,127
Increase in cash surrender value of life insurance	(3,701)	(2,380)	(2,199)
Stock-based compensation expense	7,016	7,307	5,700
Assets (gains) losses, net	(3,130)	(4,181)	1,805
Gain on sale of loans held for sale, net	(4,888)	(20,468)	(29,966)
Proceeds from sale of loans held for sale	208,296	650,573	854,608
Origination of loans held for sale	(200,770)	(619,431)	(848,337)
Net change in accrued interest receivable and other assets	73	(10,531)	6,991
Net change in accrued interest payable and other liabilities	(283)	1,024	5,716
Net cash provided by (used in) operating activities	117,396	97,654	78,899
Cash Flows From Investing Activities:
Net (increase) decrease in certificates of deposit in other banks	9,411	10,968	9,167
Purchases of securities AFS	(8,623)	(299,746)	(170,518)
Purchases of securities HTM	(56,479)	(569,910)	—
Proceeds from sales of securities AFS	28,438	42,973	19,045
Proceeds from calls, paydowns, and maturities of investment securities AFS	104,063	167,024	94,818
Proceeds from calls, paydowns, and maturities of investment securities HTM	28,306	—	—
Net (increase) decrease in loans	(731,904)	(76,427)	(125,020)
Purchases of other investments	(24,999)	(13,432)	(4,360)
Proceeds from sales of other investments	13,138	10,203	—
Net (increase) decrease in premises and equipment	(12,234)	(12,791)	(10,791)
Net (increase) decrease in other real estate	13,150	2,743	343
Proceeds from redemption of BOLI	1,757	—	440
Net cash (paid) received in branch sale	147,833	—	—
Net cash (paid) received in business combination	(28,221)	367,797	(21,820)
Net cash provided by (used in) investing activities	(516,364)	(370,598)	(208,696)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(147,520)	210,375	815,094
Net increase (decrease) in short-term borrowings	184,134	—	—
Proceeds from long-term borrowings	—	103,953	367,842
Repayments of long-term borrowings	(20,000)	(187,961)	(384,091)
Distribution to noncontrolling interest	—	—	(215)
Purchase of noncontrolling interest	—	—	(8,000)
Capitalized issuance costs, net	—	(789)	—
Purchase and retirement of common stock	(61,497)	(62,583)	(42,088)
Proceeds from issuance of common stock, net	3,282	2,382	2,055
Net cash provided by (used in) financing activities	(41,601)	65,377	750,597
Net increase (decrease) in cash and cash equivalents	(440,569)	(207,567)	620,800
Beginning cash and cash equivalents	595,292	802,859	182,059
Ending cash and cash equivalents *	$154,723	$595,292	$802,859
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$37,433	$10,882	$23,485
Cash paid for taxes	33,560	24,341	21,969
Transfer of loans and bank premises to other real estate owned	612	8,177	2,608
Capitalized mortgage servicing rights	2,327	4,329	5,256
Acquisitions:
Fair value of assets acquired	$1,121,000	$2,968,000	$160,000
Fair value of liabilities assumed	1,034,000	2,666,000	146,000
Net assets acquired	$87,000	$302,000	$14,000
Common stock issued in acquisitions	$98,149	$355,378	$—
* Cash and cash equivalents at December 31, 2022 did not include any restricted cash. At both December 31, 2021 and December 31, 2020, cash and cash equivalents included restricted cash of $1.9 million pledged as collateral on interest rate swaps and no reserve balance was required with the Federal Reserve.
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

At December 31, 2022, the Company had three wholly owned subsidiaries, the Bank, Nicolet Advisory Services, LLC (“Nicolet Advisory”), and Nicolet Insurance Services, LLC (“Nicolet Insurance”). The consolidated income of the Company is derived principally from the Bank, which conducts lending (primarily commercial and agricultural-based loans, as well as residential and consumer loans) and deposit gathering (including other banking- and deposit-related products and services, such as ATMs, safe deposit boxes, check cashing, wires, and debit cards) to businesses, consumers and governmental units principally in its trade area of Wisconsin, Michigan and Minnesota, trust services, brokerage services (delivered through the Bank and Nicolet Advisory), and the support to deliver, fund and manage all such banking and wealth management services to its customer base.

At December 31, 2022, the Bank wholly owns an investment subsidiary based in Nevada, a subsidiary that provides a web-based investment management platform for financial advisor trades and related activity, and an entity that owns the building in which Nicolet is headquartered, Nicolet Joint Ventures, LLC (the “JV”). The JV was owned 50% by a real estate development and investment firm (the “Firm”) through the JV until late 2020 when the Bank became the 100% owner and sole managing member of the JV. The Firm is considered a related party, as one of its principals is a Board member and shareholder of the Company.

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

Principles of Consolidation: The consolidated financial statements of the Company include the accounts of its subsidiaries. The JV underlies the noncontrolling interest reflected in the consolidated financial statements until late 2020 when the Bank purchased the remaining interest. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to general practices within the banking industry. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. Results of operations of companies purchased, if any, are included from the date of acquisition.

Because the Company is not the primary beneficiary, the consolidated financial statements exclude the following wholly-owned variable interest entities: Mid-Wisconsin Statutory Trust, Baylake Capital Trust II, First Menasha Bancshares Statutory Trust I, First Menasha Bancshares Statutory Trust II, County Bancorp Statutory Trust II, County Bancorp Statutory Trust III, and Fox River Valley Trust I.

Operating Segment: The Bank represents the primary operating segment (as discussed above). While the chief operating decision makers monitor the revenue streams of the various products and services, and evaluate costs, balance sheet positions and quality, all such products, services and activities are directly or indirectly related to the business of community banking, with no regular, formal or material segment delineations. Operations are managed and financial performance is evaluated on a company-wide basis, and accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment.

Use of Estimates: In preparing the accompanying consolidated financial statements in conformity with U.S. GAAP, the Company’s management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the disclosures provided. Actual results may differ from these estimates. Material estimates that are particularly susceptible to significant change in the near-term include the fair value of securities available for sale, the determination of the allowance for credit losses, business combinations accounting and the fair value of assets acquired and liabilities assumed, goodwill, and income taxes.

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

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits in other banks with original maturities of less than 90 days, and federal funds sold. The Bank maintains amounts in due from banks which, at times, may exceed federally insured limits. Management monitors these correspondent relationships, and the Bank has not experienced any losses in such accounts.

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

Management evaluates securities AFS in unrealized loss positions on a quarterly basis to determine whether the decline in fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Any impairment that is not credit-related is recognized in other comprehensive income, net of related deferred income taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet based on the amount by which the amortized cost basis exceeds the fair value, with a corresponding charge to net income. Both the ACL and charge to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment must be recognized in net income with a corresponding adjustment to the security’s amortized cost basis rather than through the establishment of an ACL.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value as determined on an aggregate basis and generally consist of current production of certain fixed-rate residential first lien mortgages. The amount by which cost exceeds fair value is recorded as a valuation allowance and charged to earnings. Changes, if any, in the valuation allowance are included in earnings in the period in which the change occurs. As of December 31, 2022 and 2021, no valuation allowance was necessary. Loans held for sale may be sold servicing retained or servicing released, and are generally sold without recourse. The carrying value of mortgage loans sold with servicing retained is reduced by the amount allocated to the servicing right at the time of sale. Gains and losses on sales of mortgage loans held for sale are included in earnings in mortgage income, net.

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

A description of each segment of the loan portfolio, including the corresponding credit risk, is included below.

Commercial and industrial loans consist primarily of commercial loans to small and mid-sized businesses within a diverse range of industries (manufacturing, wholesaling, paper, packaging, food production and processing, retail, service, and businesses supporting the general building industry). These loans are made for a wide variety of general corporate purposes, including working capital, equipment, and business expansion loans, with varying terms based upon the underlying purpose of the loan. Commercial and industrial loans are based primarily on the historical and projected cash flow of the underlying borrower, and secondarily on any underlying assets pledged by the borrower. The credit risk related to commercial and industrial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral, if any. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, formally reviewing the borrower’s financial condition on an ongoing basis, and generally require a guarantee (in full or part) from the primary business owners. Commercial bankers utilize SBA programs, where appropriate, as Nicolet is a preferred SBA lender.

Owner-occupied CRE loans primarily consist of loans within a diverse range of industries secured by business real estate that is occupied by borrowers who operate their businesses out of the underlying collateral and who may also have commercial and industrial loans. The credit risk related to owner-occupied CRE loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations, or on the value of underlying collateral. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, formally reviewing the borrower’s financial performance on an ongoing basis, and generally require a guarantee (in full or part) from the primary business owners.

Agricultural loans consist of loans secured by farmland and the related farming operations, primarily within the dairy industry. These loans support short-term needs (planting crops or buying feed), as well as longer term needs (fund cattle, equipment or real estate purchases and improvements) of our agricultural customers. The credit risk related to agricultural loans is largely influenced by the agricultural economy, including market prices for the cost of feed and the price of milk, and/or the underlying value of the farmland. Credit risk is managed by employing sound underwriting guidelines, regular personal contact with our agricultural customers, formally reviewing the borrower’s financial condition on an ongoing basis, and generally require a guarantee (in full or part) from the primary business owners. Agricultural bankers utilize FSA programs, where appropriate, as Nicolet is a preferred FSA lender.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm/nonresidential real estate properties, and multi-family residential properties. Lending in this segment is focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. The credit risk related to CRE investment loans is influenced by the cash flows of the properties, including vacancy experience, credit capacity of the tenants occupying the real estate, and general economic conditions, all of which may impact the borrower’s operations or the value of underlying collateral. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, regularly reviewing the borrower’s financial condition, and generally require a guarantee (in full or part) from the principals.

Construction and land development loans provide financing for the development of commercial income properties, multi-family residential development, and land designated for future development. The credit risk on construction loans depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. Nicolet controls the credit risk on these types of loans by making loans in familiar markets, reviewing the merits of individual projects, controlling loan structure, and monitoring the progress of projects through the analysis of construction advances. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, formally reviewing the borrower’s financial soundness and relationships on an ongoing basis, and generally require a guarantee (in full or part) from the principals.

Residential real estate includes residential first mortgage loans and residential junior mortgage loans (home equity lines and term loans secured by junior mortgage liens). Residential real estate also includes residential construction loans. As part of its management of originating residential mortgage loans, Nicolet generally sells the majority of its long-term, fixed-rate residential first mortgage loans in the secondary market with the servicing rights retained, and retains the adjustable-rate mortgage loans in its loan portfolio. The Company may also retain a portion of the long-term, fixed rate residential mortgage loans that do not conform with secondary market standards, but do meet other specific underwriting guidelines. Credit risk for residential real estate loans largely depends upon factors affecting the borrower’s ability to repay as well as general economic trends. Residential real estate loan underwriting is subject to specific regulations, and Nicolet typically underwrites these loans to conform with those widely accepted standards. Residential real estate loans typically have longer terms and higher balances with lower yields, but generally carry lower risks of default.

Retail loans include predominantly credit cards and other personal installment loans to individuals within Nicolet’s market areas. Retail loans are centrally underwritten utilizing the borrower’s financial history and information on the underlying collateral. Retail loans typically have shorter terms and lower balances with higher yields, but generally carry higher risks of default. Collection of these loans depends on the borrower’s financial stability, and is more likely to be affected by adverse personal circumstances.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

principal is unlikely. Subsequent recoveries, if any, are credited to the ACL-Loans. A provision for credit losses, which is a charge against income, is recorded to bring the ACL-Loans to a level that, in management’s judgment, is appropriate to absorb expected credit losses in the loan portfolio.

The Company uses the current expected credit loss model (“CECL”) to estimate the ACL-Loans. This model considers historical loss rates and other qualitative adjustments, as well as a forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the ACL-Loans estimate under the CECL model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements; performs an individual evaluation of PCD and other credit-deteriorated loans; calculates the historical loss rates for the segmented loan pools; applies the loss rates over the calculated life of the pooled loans; adjusts for forecasted macro-level economic conditions; and determines qualitative adjustments based on factors and conditions unique to Nicolet’s portfolio.

To assess the overall appropriateness of the ACL-Loans, management applies an allocation methodology which focuses on evaluation of qualitative and environmental factors, including but not limited to: evaluation of facts and issues related to specific loans; management’s ongoing review and grading of the loan portfolio; consideration of historical loan loss and delinquency experience on each portfolio segment; trends in past due and nonaccrual loans; the risk characteristics of the various loan segments; changes in the size and character of the loan portfolio; concentrations of loans to specific borrowers or industries; existing economic conditions; the fair value of underlying collateral; and other qualitative and quantitative factors which could affect expected credit losses. Assessing these numerous factors involves significant judgment.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

At each reporting date, the MSR asset is assessed for impairment based on the estimated fair value, which considers the estimated prepayment speeds and stratifications based on the risk characteristics of the underlying loans serviced (predominantly loan type and note interest rate). The value of MSRs is adversely affected when mortgage interest rates decline and mortgage loan prepayments increase.  A valuation allowance is established through a charge to earnings (included in mortgage income, net) to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification.  If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings, though not beyond the net amortized cost.  An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan payoff activity) is recognized as a write-down of the MSRs and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings.  A direct write-down permanently reduces the carrying value of the MSRs and valuation allowance, precluding subsequent recoveries.

Loan Servicing Rights (“LSRs”):  The Company acquired loan servicing rights in connection with its acquisition of County Bancorp, Inc. (“County”) on December 3, 2021. The LSRs were recorded at estimated fair value upon acquisition, and are subsequently accounted for utilizing the amortization method. Thus, the LSRs are amortized in proportion to and over the period of estimated net servicing income, with the amortization charged to earnings. The LSRs are assessed for impairment at each reporting date based on estimated fair value. Impairment is determined by stratifying the rights into tranches based on predominant characteristics, such as interest rate, loan type, and investor type. A valuation allowance is established through a charge to earnings to the extent that estimated fair value is less than the carrying amount of the servicing assets for an individual tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment through either recovery or additions to the valuation allowance, with such changes reported as a component of loan servicing fees on the consolidated statements of income. Fair value in excess of the carrying amount of servicing assets is not recognized. The amortization of loan servicing rights is reflected net of loan servicing fee income.  Loan servicing fee income for servicing loans is based on a contractual percentage of the outstanding principal and is recorded as income when earned.

Bank-owned Life Insurance (“BOLI”): The Company owns BOLI on certain executives and employees. BOLI balances are recorded at their cash surrender values. Changes in the cash surrender values and death proceeds exceeding carrying values are included in BOLI income.

Partnership Investments: The Company has invested in certain tax-advantaged projects promoting renewable energy. These investments are designed to generate returns primarily through the realization of federal and state income tax credits and other tax benefits. Such investments are accounted for using the equity method where the Company owns less than fifty percent and has the ability to exercise significant influence over the partnership, while investments where the Company does not have the ability to exercise significant influence are accounted for at fair value less impairment (if any) or cost less impairment if the fair value is not readily determinable. The Company uses the hypothetical liquidation book value (“HLBV”) method for equity investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership interests. The HLBV method is commonly applied to equity investments in the renewable energy industry, where the economic benefits corresponding to an equity investment that may vary at different points in time and / or are not directly linked to an investor’s ownership percentage. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if any equity investment entity were to liquidate all of its assets (as valued in accordance with U.S. GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The balance of these investments at December 31, 2022 was $7.6 million and is included in accrued interest receivable and other assets on the consolidated balance sheets. There was no similar investment at December 31, 2021.

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

Income Taxes: The Company files a consolidated federal income tax return with its wholly owned subsidiaries and files state income tax returns with the various taxing jurisdictions based on its taxable presence. Amounts equal to tax benefits of those subsidiaries having taxable federal or state losses or credits are reimbursed by the entities that incur federal or state tax liabilities.

Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed quarterly for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

The Company may also recognize a liability for unrecognized tax benefits from uncertainty in income tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. At December 31, 2022, the Company determined it had no significant uncertainty in income tax positions. Interest and penalties related to unrecognized tax benefits are classified as income tax expense.

At December 31, 2022, the Company was not under examination by any taxing authority.

Earnings per Common Share: Basic earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of outstanding common stock awards unless the impact is anti-dilutive, by application of the treasury stock method.

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

Revenue Recognition: Accounting principles (Revenue from Contracts with Customers, Topic 606) require that an entity recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance includes a five-step model to apply to revenue recognition, consisting of the following: (1) identify the contract; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when or as the performance obligation is satisfied. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities, as well as certain noninterest income categories, such as gains or losses associated with mortgage servicing rights and income from BOLI. Descriptions of the Company’s primary revenue contracts within the scope of Topic 606 are discussed in detail below.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

Future Accounting Pronouncements: In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures. This ASU eliminates the accounting guidance for TDRs by creditors, while enhancing the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The ASU also requires public business entities to expand the vintage disclosures to include gross charge-offs by year of origination. The updated guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. Adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements; though, it will result in new disclosures of gross charge-offs by year of origination and on the types of loan modifications to borrowers experiencing financial difficulties. Current TDR disclosures will also be removed.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of the original guidance from December 31, 2022 to December 31, 2024. The Company continues to work through the cessation of LIBOR, including the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company expects to utilize the reference rate reform transition guidance, as applicable, and does not expect such adoption to have a material impact on its consolidated financial statements or financial disclosures. The Company will continue to assess the impact as the reference rate transition approaches June 30, 2023.

Reclassifications: Certain amounts in the 2021 and 2020 consolidated financial statements have been reclassified to conform to the 2022 presentation.
NOTE 2. ACQUISITIONS
Completed Acquisitions:
Charter Bankshares, Inc. (“Charter”): On August 26, 2022, Nicolet completed its merger with Charter, pursuant to the Agreement and Plan of Merger dated March 29, 2022 (the “Charter Merger Agreement”), at which time Charter merged with and into Nicolet, and Charter Bank, the wholly owned bank subsidiary of Charter, was merged with and into the Bank.

Pursuant to the Charter Merger Agreement, each share of Charter common stock issued and outstanding immediately prior to the effective time of the merger was converted into the right to receive 15.458 shares of Nicolet common stock and $475 in cash. As a result, Nicolet issued approximately 1.26 million shares of Nicolet common stock for stock consideration of $98 million and cash consideration of $39 million, or a total purchase price of $137 million. With the Charter merger, Nicolet expanded into Western Wisconsin and Minnesota.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

A summary of the assets acquired and liabilities assumed in the Charter transaction, as of the acquisition date, including the preliminary purchase price allocation was as follows.

(In millions, except share data)	Acquired from Charter	Fair Value Adjustments	Estimated Fair Value
Assets Acquired:
Cash and cash equivalents	$10	$—	$10
Investment securities	218	—	218
Loans	848	(21)	827
ACL-Loans	(9)	7	(2)
Premises and equipment	9	1	10
BOLI	29	—	29
Core deposit intangible	—	19	19
Other assets	5	5	10
Total assets	$1,110	$11	$1,121
Liabilities Assumed:
Deposits	$869	$1	$870
Borrowings	161	—	161
Other liabilities	3	—	3
Total liabilities	$1,033	$1	$1,034
Net assets acquired			$87
Purchase Price:
Nicolet common stock issued (in shares)			1,262,360
Value of Nicolet common stock consideration			$98
Cash consideration paid			39
Total purchase price			$137
Preliminary goodwill			$50

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

(In thousands)	December 3, 2021
Purchase price of PCD loans at acquisition	$64,720
Allowance for credit losses on PCD loans at acquisition	3,490
Par value of PCD acquired loans at acquisition	$68,210

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

at the date of acquisition. The estimated fair value was determined with the assistance of third party valuations, appraisals, and third party advisors. Goodwill arising as a result of the Mackinac acquisition is not deductible for tax purposes.

Summary Unaudited Pro Forma Information: The following unaudited pro forma information is presented for illustrative purposes only, and gives effect to the acquisitions of County and Mackinac as if the acquisitions had occurred on January 1, 2020, the beginning of the earliest period presented. The pro forma information should not be relied upon as being indicative of the historical results of operations the companies would have had if the acquisitions had occurred before such periods or the future results of operations that the companies will experience as a result of the mergers. The pro forma information, although helpful in illustrating the financial characteristics of the combined company under one set of assumptions, does not reflect the benefits of expected cost savings, opportunities to earn additional revenue, the impact of restructuring and merger-related expenses, or other factors that may result as a consequence of the mergers and, accordingly, does not attempt to predict or suggest future results.

	Years Ended
(In thousands, except per share data)	December 31, 2021	December 31, 2020
Total revenue, net of interest expense	$320,307	$308,325
Net income	$87,860	$77,641
Diluted earnings per common share	$5.91	$5.21

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 3.  SECURITIES AND OTHER INVESTMENTS
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
The amortized cost and fair value of securities available for sale and held to maturity are summarized as follows.

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$192,116	$—	$8,286	$183,830
U.S. government agency securities	2,133	—	33	2,100
State, county and municipals	433,733	123	35,668	398,188
Mortgage-backed securities	227,650	10	26,728	200,932
Corporate debt securities	140,712	3	8,147	132,568
	$996,344	$136	$78,862	$917,618
Securities HTM:
U.S. Treasury securities	$497,648	$—	$35,722	$461,926
U.S. government agency securities	8,744	46	—	8,790
State, county and municipals	34,874	—	3,349	31,525
Mortgage-backed securities	137,862	—	16,751	121,111
	$679,128	$46	$55,822	$623,352

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$191,507	$—	$1,235	$190,272
U.S. government agency securities	999	6	—	1,005
State, county and municipals	311,717	3,222	2,202	312,737
Mortgage-backed securities	270,017	3,090	1,845	271,262
Corporate debt securities	143,172	3,459	246	146,385
	$917,412	$9,777	$5,528	$921,661
Securities HTM:
U.S. Treasury securities	$496,939	$—	$2,738	$494,201
U.S. government agency securities	11,871	—	2	11,869
State, county and municipals	42,876	10	173	42,713
Mortgage-backed securities	100,117	89	595	99,611
	$651,803	$99	$3,508	$648,394

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

All mortgage-backed securities included in the tables above were issued by U.S. government agencies and corporations. Securities with a fair value of $883 million and $277 million as of December 31, 2022 and 2021, respectively, were pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Accrued interest on securities totaled $6 million and $5 million at December 31, 2022 and 2021, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables present gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position.

	December 31, 2022
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$448	$14	$183,382	$8,272	$183,830	$8,286	9
U.S. government agency securities	2,083	32	17	1	2,100	33	9
State, county and municipals	277,546	18,041	86,569	17,627	364,115	35,668	812
Mortgage-backed securities	102,108	11,320	95,614	15,408	197,722	26,728	376
Corporate debt securities	114,887	6,186	12,938	1,961	127,825	8,147	90
	$497,072	$35,593	$378,520	$43,269	$875,592	$78,862	1,296
Securities HTM:
U.S. Treasury securities	$—	$—	$461,926	$35,722	$461,926	$35,722	6
State, county and municipals	17,591	1,594	11,654	1,755	29,245	3,349	58
Mortgage-backed securities	68,108	8,029	53,003	8,722	121,111	16,751	106
	$85,699	$9,623	$526,583	$46,199	$612,282	$55,822	170

	December 31, 2021
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$190,272	$1,235	$—	$—	$190,272	$1,235	8
U.S. government agency securities	160	—	—	—	160	—	3
State, county and municipals	103,950	2,119	1,777	83	105,727	2,202	132
Mortgage-backed securities	137,561	1,616	6,068	229	143,629	1,845	159
Corporate debt securities	23,267	246	—	—	23,267	246	13
	$455,210	$5,216	$7,845	$312	$463,055	$5,528	315
Securities HTM:
U.S. Treasury securities	$494,201	$2,738	$—	$—	$494,201	$2,738	6
U.S. government agency securities	11,737	2	—	—	11,737	2	3
State, county and municipals	30,898	173	—	—	30,898	173	46
Mortgage-backed securities	69,333	595	—	—	69,333	595	72
	$606,169	$3,508	$—	$—	$606,169	$3,508	127

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. As of December 31, 2022, 2021, and 2020, no allowance for credit losses on securities AFS was recognized.

The Company evaluated the securities HTM and determined no allowance for credit losses was necessary at December 31, 2022 and 2021. The U.S. Treasury and U.S. government agency securities are guaranteed by the U.S. government. For the state, county and municipal securities, management considered issuer bond ratings, historical loss rates by bond ratings, whether issuers continue to make timely principal and interest payments per the contractual terms of the investment securities, internal forecasts, and whether or not such investment securities provide insurance, other credit enhancement, or are pre-refunded by the issuers. For the mortgage-backed securities, all such securities were issued by U.S. government agencies and corporations, which are currently explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses.

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

As of December 31, 2022	Securities AFS		Securities HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$222,169	$218,033	$1,774	$1,748
Due in one year through five years	172,291	163,466	513,181	476,365
Due after five years through ten years	229,760	203,039	22,600	20,485
Due after ten years	144,474	132,148	3,711	3,643
	768,694	716,686	541,266	502,241
Mortgage-backed securities	227,650	200,932	137,862	121,111
Total	$996,344	$917,618	$679,128	$623,352
Proceeds and realized gains / losses from the sale of securities AFS were as follows.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Gross gains	$28	$5	$395
Gross losses	(272)	(288)	—
Gains (losses) on sales of securities AFS, net	$(244)	$(283)	$395
Proceeds from sales of securities AFS *	$28,438	$42,973	$19,045
* Includes proceeds of $21 million recognized on the sale of securities AFS upon acquisition of Charter for which no gain or loss was recognized in the income statement as the investment securities were marked to fair value through purchase accounting.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Other Investments
Other investments include “restricted” equity securities, equity securities with readily determinable fair values, and private company securities. The carrying value of other investments are summarized as follows.

(in thousands)	December 31, 2022	December 31, 2021
Federal Reserve Bank stock	$32,219	$20,973
FHLB stock	18,625	10,545
Equity securities with readily determinable fair values	4,376	5,660
Other investments	10,066	6,830
Total other investments	$65,286	$44,008

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 4. LOANS, ALLOWANCE FOR CREDIT LOSSES - LOANS, AND CREDIT QUALITY
Loans:
The loan composition was as follows.

	December 31, 2022		December 31, 2021
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,304,819	21%	$1,042,256	23%
Owner-occupied commercial real estate (“CRE”)	954,599	15	787,189	17
Agricultural	1,088,607	18	794,728	17
Commercial	3,348,025	54	2,624,173	57
CRE investment	1,149,949	19	818,061	18
Construction & land development	318,600	5	213,035	5
Commercial real estate	1,468,549	24	1,031,096	23
Commercial-based loans	4,816,574	78	3,655,269	80
Residential construction	114,392	2	70,353	1
Residential first mortgage	1,016,935	16	713,983	15
Residential junior mortgage	177,332	3	131,424	3
Residential real estate	1,308,659	21	915,760	19
Retail & other	55,266	1	50,807	1
Retail-based loans	1,363,925	22	966,567	20
Loans	6,180,499	100%	4,621,836	100%
Less ACL-Loans	61,829		49,672
Loans, net	$6,118,670		$4,572,164
ACL-Loans to loans	1.00%		1.07%

Commercial and industrial loans included $0.2 million and $25 million of PPP loans at December 31, 2022 and December 31, 2021, respectively. Accrued interest on loans totaled $15 million and $11 million at December 31, 2022 and December 31, 2021, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

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
A roll forward of the allowance for credit losses - loans was as follows.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Beginning balance	$49,672	$32,173	$13,972
Adoption of CECL	—	—	8,488
Initial PCD ACL	—	—	797
Total impact for adoption of CECL	—	—	9,285
ACL on PCD loans acquired	1,937	5,159	—
Provision for credit losses	10,950	12,500	10,300
Charge-offs	(1,033)	(513)	(1,689)
Recoveries	303	353	305
Net (charge-offs) recoveries	(730)	(160)	(1,384)
Ending balance	$61,829	$49,672	$32,173

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following table presents the balance and activity in the ACL-Loans by portfolio segment.

	Year Ended December 31, 2022
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$12,613	$7,222	$9,547	$8,462	$1,812	$900	$6,844	$1,340	$932	$49,672
ACL on PCD loans	1,408	384	—	38	2	—	93	12	—	1,937
Provision	2,415	2,087	215	4,075	758	512	96	493	299	10,950
Charge-offs	(190)	(555)	—	—	—	—	(65)	—	(223)	(1,033)
Recoveries	104	—	—	169	—	—	8	1	21	303
Net (charge-offs) recoveries	(86)	(555)	—	169	—	—	(57)	1	(202)	(730)
Ending balance	$16,350	$9,138	$9,762	$12,744	$2,572	$1,412	$6,976	$1,846	$1,029	$61,829
As % of ACL-Loans	26%	15%	16%	21%	4%	2%	11%	3%	2%	100%
* The PPP loans are fully guaranteed by the SBA; thus, no ACL-Loans has been allocated to these loans.

For comparison purposes, the following table presents the balance and activity in the ACL-Loans by portfolio segment for the prior year-end period.

	Year Ended December 31, 2021
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans *
Beginning balance	$11,644	$5,872	$1,395	$5,441	$984	$421	$4,773	$1,086	$557	$32,173
ACL on PCD loans	723	1,045	2,585	415	103	—	272	13	3	5,159
Provision	196	305	5,615	2,608	725	479	1,892	237	443	12,500
Charge-offs	(242)	—	(48)	(4)	—	—	(113)	—	(106)	(513)
Recoveries	292	—	—	2	—	—	20	4	35	353
Net (charge-offs) recoveries	50	—	(48)	(2)	—	—	(93)	4	(71)	(160)
Ending balance	$12,613	$7,222	$9,547	$8,462	$1,812	$900	$6,844	$1,340	$932	$49,672
As % of ACL-Loans	25%	14%	19%	17%	4%	2%	14%	3%	2%	100%

Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded Commitments of $3.0 million at December 31, 2022 and $2.4 million at December 31, 2021, classified in accrued interest payable and other liabilities on the consolidated balance sheets.

Provision for Credit Losses:
The provision for credit losses is determined by the Company as the amount to be added to the ACL loss accounts for various types of financial instruments (including loans, investment securities, and off-balance sheet credit exposures) after net charge-offs have been deducted to bring the ACL to a level that, in management’s judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Provision for credit losses on:
Loans	$10,950	$12,500	$10,300
Unfunded commitments	550	2,400	—
Investment securities	—	—	—
Total provision for credit losses	$11,500	$14,900	$10,300

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

December 31, 2022	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$3,475	$3,475	$1,927	$1,548	$595
Owner-occupied CRE	4,907	—	4,907	4,699	208	53
Agricultural	13,758	6,458	20,216	14,358	5,858	261
CRE investment	2,713	—	2,713	979	1,734	212
Construction & land development	670	—	670	670	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	91	—	91	91	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$22,139	$9,933	$32,072	$22,724	$9,348	$1,121

December 31, 2021	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,296	$2,296	$1,842	$454	$258
Owner-occupied CRE	3,537	—	3,537	1,315	2,222	552
Agricultural	19,637	8,518	28,155	25,310	2,845	841
CRE investment	3,000	—	3,000	1,684	1,316	407
Construction & land development	1,038	—	1,038	655	383	211
Residential construction	—	—	—	—	—	—
Residential first mortgage	473	—	473	473	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$27,685	$10,814	$38,499	$31,279	$7,220	$2,269

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	December 31, 2022
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$210	$3,328	$1,301,281	$1,304,819
Owner-occupied CRE	833	5,647	948,119	954,599
Agricultural	20	20,416	1,068,171	1,088,607
CRE investment	—	3,832	1,146,117	1,149,949
Construction & land development	—	771	317,829	318,600
Residential construction	—	—	114,392	114,392
Residential first mortgage	3,628	3,780	1,009,527	1,016,935
Residential junior mortgage	236	224	176,872	177,332
Retail & other	261	82	54,923	55,266
Total loans	$5,188	$38,080	$6,137,231	$6,180,499
Percent of total loans	0.1%	0.6%	99.3%	100.0%

	December 31, 2021
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$94	$1,908	$1,040,254	$1,042,256
Owner-occupied CRE	—	4,220	782,969	787,189
Agricultural	108	28,367	766,253	794,728
CRE investment	114	4,119	813,828	818,061
Construction & land development	—	1,071	211,964	213,035
Residential construction	246	—	70,107	70,353
Residential first mortgage	2,592	4,132	707,259	713,983
Residential junior mortgage	23	243	131,158	131,424
Retail & other	115	94	50,598	50,807
Total loans	$3,292	$44,154	$4,574,390	$4,621,836
Percent of total loans	0.1%	0.9%	99.0%	100.0%
The following table presents nonaccrual loans by portfolio segment. The nonaccrual loans without a related allowance for credit losses have been reflected in the collateral dependent loans table above.

	Total Nonaccrual Loans
(in thousands)	December 31, 2022	% to Total	December 31, 2021	% to Total
Commercial & industrial	$3,328	9%	$1,908	4%
Owner-occupied CRE	5,647	15	4,220	10
Agricultural	20,416	53	28,367	64
CRE investment	3,832	10	4,119	9
Construction & land development	771	2	1,071	3
Residential construction	—	—	—	—
Residential first mortgage	3,780	10	4,132	9
Residential junior mortgage	224	1	243	1
Retail & other	82	—	94	—
Nonaccrual loans	$38,080	100%	$44,154	100%
Percent of total loans	0.6%		0.9%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Credit Quality Information:
The following tables present total loans by risk categories and year of origination. Loans acquired from Charter, Mackinac and County have been included in the December 31, 2022 and December 31, 2021 tables based upon the actual origination date.

December 31, 2022	Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$317,394	$226,065	$101,374	$68,884	$50,189	$77,589	$360,978	$—	$1,202,473
Grade 5	9,938	5,902	10,811	1,530	3,986	4,562	20,617	—	57,346
Grade 6	1,459	2,283	629	511	402	11,653	14,047	—	30,984
Grade 7	556	293	3,211	2,990	775	1,070	5,121	—	14,016
Total	$329,347	$234,543	$116,025	$73,915	$55,352	$94,874	$400,763	$—	$1,304,819
Owner-occupied CRE
Grades 1-4	$151,391	$190,313	$105,156	$100,606	$91,479	$252,574	$6,734	$—	$898,253
Grade 5	5,241	3,192	4,287	2,163	4,791	14,632	348	—	34,654
Grade 6	—	—	763	2,361	—	877	—	—	4,001
Grade 7	227	706	6,344	616	—	9,798	—	—	17,691
Total	$156,859	$194,211	$116,550	$105,746	$96,270	$277,881	$7,082	$—	$954,599
Agricultural
Grades 1-4	$275,208	$145,272	$85,413	$25,463	$19,687	$130,849	$249,033	$—	$930,925
Grade 5	13,295	18,178	2,694	1,992	517	43,927	21,199	—	101,802
Grade 6	115	1,457	28	33	—	5,258	429	—	7,320
Grade 7	7,165	2,632	720	1,977	4,611	19,948	11,507	—	48,560
Total	$295,783	$167,539	$88,855	$29,465	$24,815	$199,982	$282,168	$—	$1,088,607
CRE investment
Grades 1-4	$205,930	$229,252	$192,527	$134,301	$79,649	$248,595	$11,383	$—	$1,101,637
Grade 5	567	1,649	3,578	4,266	3,086	24,897	—	—	38,043
Grade 6	—	—	—	1,170	2,396	2,483	206	—	6,255
Grade 7	—	—	121	299	245	3,140	209	—	4,014
Total	$206,497	$230,901	$196,226	$140,036	$85,376	$279,115	$11,798	$—	$1,149,949
Construction & land development
Grades 1-4	$104,804	$140,727	$12,188	$9,747	$23,811	$13,138	$13,235	$—	$317,650
Grade 5	37	—	—	14	—	95	—	—	146
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	33	—	—	—	—	771	—	—	804
Total	$104,874	$140,727	$12,188	$9,761	$23,811	$14,004	$13,235	$—	$318,600
Residential construction
Grades 1-4	$92,417	$16,774	$966	$123	$336	$229	$3,547	$—	$114,392
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$92,417	$16,774	$966	$123	$336	$229	$3,547	$—	$114,392
Residential first mortgage
Grades 1-4	$318,628	$272,011	$147,857	$68,975	$31,208	$162,153	$2,080	$3	$1,002,915
Grade 5	1,494	758	997	1,803	2,272	465	—	—	7,789
Grade 6	—	—	—	711	—	—	—	—	711
Grade 7	154	329	188	349	197	4,303	—	—	5,520
Total	$320,276	$273,098	$149,042	$71,838	$33,677	$166,921	$2,080	$3	$1,016,935
Residential junior mortgage
Grades 1-4	$10,119	$4,580	$5,207	$3,151	$1,573	$3,409	$142,784	$5,762	$176,585
Grade 5	—	—	—	—	—	143	165	—	308
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	206	—	—	—	24	209	—	439
Total	$10,119	$4,786	$5,207	$3,151	$1,573	$3,576	$143,158	$5,762	$177,332
Retail & other
Grades 1-4	$12,318	$8,957	$4,221	$3,188	$1,035	$24,950	$492	$—	$55,161
Grade 5	—	23	—	—	—	—	—	—	23
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	23	22	2	30	5	—	—	82
Total	$12,318	$9,003	$4,243	$3,190	$1,065	$24,955	$492	$—	$55,266

Total loans	$1,528,490	$1,271,582	$689,302	$437,225	$322,275	$1,061,537	$864,323	$5,765	$6,180,499

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

December 31, 2021	Amortized Cost Basis by Origination Year
(in thousands)	2021	2020	2019	2018	2017	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$282,369	$146,131	$99,702	$69,478	$50,557	$71,247	$288,115	$—	$1,007,599
Grade 5	1,685	1,905	4,369	5,809	4,860	2,097	8,408	—	29,133
Grade 6	598	54	16	687	67	91	391	—	1,904
Grade 7	—	440	692	337	976	743	432	—	3,620
Total	$284,652	$148,530	$104,779	$76,311	$56,460	$74,178	$297,346	$—	$1,042,256
Owner-occupied CRE
Grades 1-4	$154,578	$94,300	$105,226	$92,128	$75,583	$202,816	$6,945	$—	$731,576
Grade 5	7,753	3,019	6,529	2,543	2,515	13,905	656	—	36,920
Grade 6	—	—	1,642	—	20	805	—	—	2,467
Grade 7	—	3,124	1,914	—	3,526	6,672	990	—	16,226
Total	$162,331	$100,443	$115,311	$94,671	$81,644	$224,198	$8,591	$—	$787,189
Agricultural
Grades 1-4	$128,404	$87,844	$28,416	$22,887	$36,298	$86,104	$235,743	$—	$625,696
Grade 5	14,796	4,183	2,391	915	3,912	48,373	26,778	—	101,348
Grade 6	38	38	36	—	86	1,049	85	—	1,332
Grade 7	3,284	3,971	3,490	4,201	7,215	31,672	12,519	—	66,352
Total	$146,522	$96,036	$34,333	$28,003	$47,511	$167,198	$275,125	$—	$794,728
CRE investment
Grades 1-4	$192,274	$139,127	$136,306	$56,148	$65,026	$162,991	$11,289	$—	$763,161
Grade 5	11,081	3,001	6,497	3,945	6,726	17,527	—	—	48,777
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	456	141	1,352	3,943	231	—	6,123
Total	$203,355	$142,128	$143,259	$60,234	$73,104	$184,461	$11,520	$—	$818,061
Construction & land development
Grades 1-4	$81,891	$72,415	$12,547	$19,511	$1,184	$11,274	$10,943	$—	$209,765
Grade 5	640	—	521	919	—	119	—	—	2,199
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	17	1,054	—	—	1,071
Total	$82,531	$72,415	$13,068	$20,430	$1,201	$12,447	$10,943	$—	$213,035
Residential construction
Grades 1-4	$58,352	$9,998	$155	$344	$1,072	$380	$—	$—	$70,301
Grade 5	—	—	52	—	—	—	—	—	52
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$58,352	$9,998	$207	$344	$1,072	$380	$—	$—	$70,353
Residential first mortgage
Grades 1-4	$256,082	$152,932	$168,705	$22,568	$20,147	$82,479	$1,840	$4	$704,757
Grade 5	713	529	3,094	—	—	1,508	—	—	5,844
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	560	225	73	2,524	—	—	3,382
Total	$256,795	$153,461	$172,359	$22,793	$20,220	$86,511	$1,840	$4	$713,983
Residential junior mortgage
Grades 1-4	$3,194	$3,139	$3,021	$1,501	$512	$1,969	$115,817	$1,426	$130,579
Grade 5	—	—	29	—	—	—	439	—	468
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	172	—	23	44	138	—	377
Total	$3,194	$3,139	$3,222	$1,501	$535	$2,013	$116,394	$1,426	$131,424
Retail & other
Grades 1-4	$13,676	$6,886	$5,826	$2,053	$1,882	$20,102	$275	$—	$50,700
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	24	2	19	—	62	—	—	107
Total	$13,676	$6,910	$5,828	$2,072	$1,882	$20,164	$275	$—	$50,807

Total loans	$1,211,408	$733,060	$592,366	$306,359	$283,629	$771,550	$722,034	$1,430	$4,621,836

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

	December 31, 2022			December 31, 2021
(in thousands)	Performing	Nonaccrual	Total	Performing	Nonaccrual	Total
Commercial & industrial	$—	$261	$261	$—	$197	$197
Owner-occupied CRE	—	2,377	2,377	3,466	2,888	6,354
Agricultural	—	15,037	15,037	—	16,835	16,835
CRE investment	—	293	293	918	—	918
Construction & land development	—	75	75	—	308	308
Residential first mortgage	—	12	12	913	15	928
Residential junior mortgage	—	—	—	146	—	146
Total	$—	$18,055	$18,055	$5,443	$20,243	$25,686

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following table presents the number of loans modified in a TDR, pre-modification loan balance, and post-modification loan balance by loan composition.

	December 31, 2022			December 31, 2021
($ in thousands)	Number of Loans	Pre-Modification Balance	Current Balance	Number of Loans	Pre-Modification Balance	Current Balance
Commercial & industrial	3	$349	$261	2	$200	$197
Owner-occupied CRE	4	5,471	2,377	6	6,913	6,354
Agricultural	29	17,405	15,037	31	17,228	16,835
CRE investment	1	296	293	1	919	918
Construction & land development	1	533	75	1	533	308
Residential first mortgage	1	17	12	2	931	928
Residential junior mortgage	—	—	—	1	166	146
Total	39	$24,071	$18,055	44	$26,890	$25,686

TDR concessions may include payment schedule modifications, interest rate concessions, maturity date extensions, bankruptcies, or some combination of these concessions. There were no loans which were classified as troubled debt restructurings during the previous twelve months that subsequently defaulted during 2022. As of December 31, 2022, there were no commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.
NOTE 5. PREMISES AND EQUIPMENT
Premises and equipment, less accumulated depreciation and amortization, is summarized as follows.

(in thousands)	December 31, 2022	December 31, 2021
Land	$14,841	$10,806
Land improvements	5,361	3,896
Building and improvements	89,630	79,754
Leasehold improvements	7,079	6,514
Furniture and equipment	35,717	30,741
	152,628	131,711
Less accumulated depreciation and amortization	43,672	37,145
Premises and equipment, net	$108,956	$94,566
Depreciation and amortization expense was $7.6 million in 2022, $5.0 million in 2021, and $4.4 million in 2020. The Company and certain of its subsidiaries are obligated under non-cancelable operating leases for facilities, certain of which provide for rental adjustments based upon increases in cost of living adjustments and other indices. Rent expense under leases totaled $2.2 million in 2022, $1.3 million in 2021, and $1.0 million in 2020.
Nicolet leases space under non-cancelable operating lease agreements for certain bank branch facilities with remaining lease terms of 1 to 8 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. The lease asset and liability considers renewal options when they are reasonably certain of being exercised.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

A summary of net lease cost and selected other information related to operating leases was as follows.

	Years Ended
($ in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Net lease cost:
Operating lease cost	$1,778	$1,018	$834
Variable lease cost	448	234	169
Net lease cost	$2,226	$1,252	$1,003
Selected other operating lease information:
Weighted average remaining lease term (years)	5.4	6.3	5.1
Weighted average discount rate	2.3%	1.5%	2.0%
The following table summarizes the maturity of remaining lease liabilities.

Years Ending December 31,	(in thousands)
2023	$2,437
2024	2,200
2025	1,876
2026	1,688
2027	1,519
Thereafter	1,417
Total future minimum lease payments	11,137
Less: amount representing interest	(252)
Present value of net future minimum lease payments	$10,885
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
NOTE 6. GOODWILL AND OTHER INTANGIBLES AND SERVICING RIGHTS
Goodwill and other intangibles are periodically reviewed for impairment. Factors management considered in this review included the overall financial performance of the Company, as well as changes in the Company’s common stock price relative to its book value per common share. Management also regularly monitors economic factors for potential impairment indications on the value of our franchise, stability of deposits, and wealth client base, underlying our goodwill and other intangibles. Management concluded no impairment was indicated for 2022 or 2021. A summary of goodwill and other intangibles was as follows.

(in thousands)	December 31, 2022	December 31, 2021
Goodwill	$367,387	$317,189
Core deposit intangibles	32,701	19,445
Customer list intangibles	2,350	2,858
Other intangibles	35,051	22,303
Goodwill and other intangibles, net	$402,438	$339,492
Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if certain events or circumstances occur. During 2022, goodwill increased due to the acquisition of Charter, while during 2021 goodwill increased due to the acquisitions of Mackinac and County.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

(in thousands)	December 31, 2022	December 31, 2021
Goodwill:
Goodwill at beginning of year	$317,189	$163,151
Acquisitions	49,970	154,038
Purchase accounting adjustment	228	—
Goodwill at end of year	$367,387	$317,189
Other intangibles: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During 2022, core deposit intangibles increased due to the acquisition of Charter, while during 2021, core deposit intangibles increased due to the acquisitions of Mackinac and County.

(in thousands)	December 31, 2022	December 31, 2021
Core deposit intangibles:
Gross carrying amount	$60,724	$41,360
Accumulated amortization	(28,023)	(21,915)
Net book value	$32,701	$19,445
Additions during the period	$19,364	$13,595
Amortization during the period	$6,108	$2,987
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(3,173)	(2,665)
Net book value	$2,350	$2,858
Amortization during the period	$508	$507
Mortgage servicing rights: A summary of the changes in the MSR asset was as follows.

(in thousands)	December 31, 2022	December 31, 2021
MSR asset:
MSR asset at beginning of year	$13,636	$10,230
Capitalized MSR	2,327	4,329
MSR asset acquired	—	1,322
Amortization during the period	(2,883)	(2,245)
MSR asset at end of year	$13,080	$13,636
Valuation allowance at beginning of year	$(1,200)	$(1,000)
Additions	—	(500)
Reversals	700	300
Valuation allowance at end of year	$(500)	$(1,200)
MSR asset, net	$12,580	$12,436
Fair value of MSR asset at end of period	$17,215	$15,599
Residential mortgage loans serviced for others	$1,637,109	$1,583,577
Net book value of MSR asset to loans serviced for others	0.77%	0.79%
The Company periodically evaluates its mortgage servicing rights asset for impairment. At each reporting date, impairment is assessed based on estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratification based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate).

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Loan servicing rights: The Company acquired an LSR asset in connection with its acquisition of County on December 3, 2021. The LSR asset will be amortized over the estimated remaining loan service period as the Company does not expect to add new loans to this servicing portfolio. A summary of the changes in the LSR asset was as follows.

(in thousands)	December 31, 2022	December 31, 2021
LSR asset:
LSR asset at beginning of year	$20,055	$—
LSR asset acquired	—	20,055
Amortization during the period	(9,016)	—
LSR asset at end of year	$11,039	$20,055
Agricultural loans serviced for others	$538,392	$793,655
The following table shows the estimated future amortization expense for amortizing intangible assets and servicing assets. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of December 31, 2022. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset	LSR asset
Years Ending December 31,
2023	$7,589	$483	$2,402	$2,208
2024	6,298	449	2,657	1,962
2025	5,161	449	1,913	1,717
2026	3,983	249	1,414	1,472
2027	3,218	166	1,413	1,227
Thereafter	6,452	554	3,281	2,453
Total	$32,701	$2,350	$13,080	$11,039
NOTE 7. OTHER REAL ESTATE OWNED
A summary of OREO, which is included in other assets in the consolidated balance sheets, for the periods indicated was as follows.

	Years Ended December 31,
(in thousands)	2022	2021
Balance at beginning of period	$11,955	$3,608
Transfer in loans at net realizable value	183	334
Transfer in former bank branch properties at net realizable value	25	7,843
Sales proceeds	(13,150)	(2,743)
Net gain from sales	3,206	597
Write-downs	(244)	(28)
Acquired balance, net	—	2,344
Balance at end of period	$1,975	$11,955

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 8. DEPOSITS
The deposit composition was as follows.

	December 31, 2022		December 31, 2021
(in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$2,361,816	33%	$1,975,705	31%
Interest-bearing demand	1,279,850	18%	1,272,858	20%
Money market	1,707,619	24%	1,561,966	24%
Savings	931,417	13%	803,197	12%
Time	898,219	12%	852,190	13%
Total deposits	$7,178,921	100%	$6,465,916	100%
At December 31, 2022, the scheduled maturities of time deposits were as follows.

Years Ending December 31,	(in thousands)
2023	$464,568
2024	288,059
2025	112,284
2026	20,321
2027	12,217
Thereafter	770
Total time deposits	$898,219
Time deposits in excess of FDIC insurance limits were $77 million and $113 million at December 31, 2022 and 2021, respectively. Brokered deposits were $592 million and $444 million at December 31, 2022 and 2021, respectively.
NOTE 9. SHORT AND LONG-TERM BORROWINGS
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original contractual maturity of one year or less. At December 31, 2022, short-term borrowings included $317 million of short-term FHLB advances, comprised of $117 million due in January 2023 at a weighted average rate of 4.29% and $200 million due in September 2023 at a weighted average rate of 4.30%. The Company did not have any short-term borrowings outstanding at December 31, 2021.

Long-Term Borrowings:
Long-term borrowings include any borrowing with an original contractual maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	December 31, 2022	December 31, 2021
FHLB advances	$33,000	$25,000
Junior subordinated debentures	39,720	38,885
Subordinated notes	152,622	153,030
Total long-term borrowings	$225,342	$216,915
FHLB Advances: The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturity dates through March 2030. The weighted average rate of the FHLB advances was 1.09% and 0.59% at December 31, 2022 and 2021, respectively. The FHLB advances are collateralized by a blanket lien on qualifying residential first and junior mortgage loans which had a pledged balance of $665 million and $522 million at December 31, 2022 and 2021, respectively. In addition, $500 million of U.S. Treasury Notes were pledged to the FHLB at December 31, 2022, compared to none at December 31, 2021.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following table shows the maturity schedule of the FHLB advances as of December 31, 2022.

Maturing in:	(in thousands)
2023	$—
2024	—
2025	5,000
2026	—
2027	—
Thereafter	28,000
$33,000
Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debenture. All the junior subordinated debentures are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. At December 31, 2022 and 2021, $38 million and $37 million, respectively, of trust preferred securities qualify as Tier 1 capital.
Subordinated Notes (the “Notes”): In July 2021, the Company completed the private placement of $100 million in fixed-to-floating rate subordinated notes due in 2031, with a fixed annual rate of 3.125% for the first five years, and will reset quarterly thereafter to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 237.5 basis points. The Notes, due in 2031, are redeemable beginning July 15, 2026 and quarterly thereafter on any interest payment date.
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of 12/31/2022				As of 12/31/2021
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs (1)	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (2)	12/15/2035	6.20%	$10,310	$(2,576)	$7,734	1.63%	$7,537
Baylake Capital Trust II (3)	9/30/2036	6.08%	16,598	(3,174)	13,424	1.57%	13,187
First Menasha Statutory Trust (4)	3/17/2034	7.53%	5,155	(487)	4,668	3.01%	4,624
County Bancorp Statutory Trust II (5)	9/15/2035	6.30%	6,186	(909)	5,277	1.73%	5,061
County Bancorp Statutory Trust III (6)	6/15/2036	6.46%	6,186	(967)	5,219	1.89%	5,121
Fox River Valley Capital Trust (7)	5/30/2033	6.40%	3,610	(212)	3,398	6.40%	3,355
Total			$48,045	$(8,325)	$39,720		$38,885
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$100,000	$(733)	$99,267	3.13%	$99,057
County Subordinated Notes due 2028	6/1/2028	5.88%	30,000	119	30,119	5.88%	30,402
County Subordinated Notes due 2030	6/30/2030	7.00%	22,400	836	23,236	7.00%	23,571
Total			$152,400	$222	$152,622		$153,030
1.Represents the remaining unamortized premium or discount on debt issuances assumed in acquisitions, and represents the unamortized debt issue costs for the debt issued directly by Nicolet.
2.The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of three-month LIBOR plus 1.43%, adjusted quarterly.
3.The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of three-month LIBOR plus 1.35%, adjusted quarterly.
4.The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of three-month LIBOR plus 2.79%, adjusted quarterly.
5.The debentures, assumed in December 2021 as the result of an acquisition, have a floating rate of three-month LIBOR plus 1.53%, adjusted quarterly.
6.The debentures, assumed in December 2021 as the result of an acquisition, have a floating rate of three-month LIBOR plus 1.69%, adjusted quarterly.
7.The debentures, assumed in December 2021 as the result of an acquisition, have a floating rate of 5-year LIBOR plus 3.40%, which resets every five years.
NOTE 10. EMPLOYEE AND DIRECTOR BENEFIT PLANS
Nonqualified deferred compensation plans:
The Company sponsors two deferred compensation plans, one for certain key management employees and another for directors. Under the management plan, employees designated by the Board of Directors may elect to defer compensation and the Company may at its discretion make nonelective contributions on behalf of one or more eligible plan participants. Upon retirement, termination of employment or at their election, the employee shall become entitled to receive the deferred amounts plus earnings thereon. The liability for the cumulative employee and employer contributions, including earnings thereon, at December 31, 2022 and 2021 totaled approximately $12.1 million and $12.7 million, respectively, and is included in other liabilities on the consolidated balance sheets. The Company recorded discretionary contributions of $2.4 million to selected participants during 2022, with approximately half vesting over a two year period (of which, one-third vested immediately and one-third vests on each of the first and second anniversaries of the initial grant) and the remainder vested immediately. In comparison, the Company recorded discretionary contributions of $5.7 million to selected participants during 2021, which vested immediately. The expense related to these discretionary contributions is recognized over the vesting period of the related grant.
Under the director plan, participating directors may defer up to 100% of their Board compensation towards the purchase of Company common stock at market prices on a quarterly basis that is held in a Rabbi Trust and distributed when each such participating director ends his or her board service. During 2022 and 2021, the director plan purchased 1,898 and 1,018 shares of Company common stock valued at approximately $154,000 and $73,000, respectively. Common stock valued at approximately $366,000 (and representing 4,737 shares) was distributed to past directors during 2021 and no common stock was distributed during 2022. The common stock outstanding and the related director deferred compensation liability are offsetting components of the Company’s equity in the amount of $1.2 million at December 31, 2022 and $1.1 million at December 31, 2021 representing 29,660 shares and 27,762 shares, respectively.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Nicolet 401(k) plan:
The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 100% of salary compensation on either a pre-tax or after-tax basis, subject to certain IRS limits. Under the plan, the Company matches 100% of participating employee contributions up to 6% of the participant’s eligible compensation. The Company contribution vests over five years. The Company can make additional annual discretionary profit sharing contributions, as determined by the Board of Directors. During 2022, 2021 and 2020, the Company’s 401(k) expense was approximately $4.0 million (including a $1.0 million profit sharing contribution), $2.5 million (including a $0.5 million profit sharing contribution), and $2.2 million (including a $0.5 million profit sharing contribution), respectively.
Employee stock purchase plan:
The Company sponsors an employee stock purchase plan under which eligible employees may purchase Nicolet common stock at a 10% discount, utilizing payroll deductions that range from a minimum of $20 to a maximum of $400 per payroll, during offering periods (currently quarterly).
NOTE 11. STOCK-BASED COMPENSATION
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors. The Company’s stock-based compensation plans at December 31, 2022 are described below.
2011 Long-Term Incentive Plan (“2011 LTIP”): The Company’s 2011 LTIP, as subsequently amended with shareholder approval, has reserved 3,000,000 shares of the Company’s common stock for potential stock-based awards. This plan provides for certain stock-based awards such as, but not limited to, stock options, stock appreciation rights and restricted common stock, as well as cash performance awards. As of December 31, 2022, approximately 0.7 million shares were available for grant under this plan.
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

	2022	2021	2020
Dividend yield	—%	—%	—%
Expected volatility	30%	30%	25%
Risk-free interest rate	3.03%	1.19%	1.35%
Expected average life	7 years	7 years	7 years
Weighted average per share fair value of options	$30.99	$26.33	$20.55

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2019	1,443,733	$48.75
Granted	54,500	69.44
Exercise of stock options *	(60,773)	26.51
Forfeited	—	—
Outstanding – December 31, 2020	1,437,460	$50.47	6.6	$23,840
Granted	450,000	77.99
Exercise of stock options *	(53,214)	34.40
Forfeited	(1,000)	48.85
Outstanding – December 31, 2021	1,833,246	$57.69	6.6	$51,426
Granted	132,929	81.04
Exercise of stock options *	(82,611)	41.84
Forfeited	(30,500)	75.08
Outstanding – December 31, 2022	1,853,064	$59.79	5.9	$37,526
Exercisable – December 31, 2022	1,267,935	$51.83	4.8	$35,461
*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements, and accordingly 7,957 shares, 10,354 shares, and 18,952 shares were surrendered during 2022, 2021, and 2020, respectively.
Intrinsic value represents the amount by which the fair value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised in 2022, 2021, and 2020 was approximately $3.9 million, $2.2 million, and $2.5 million, respectively.
The following options were outstanding at December 31, 2022.

	Number of Shares		Weighted Average Exercise Price		Weighted Average Remaining Life (Years)
	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable
$23.80 – $40.00	154,585	154,585	$32.21	$32.21	2.9	2.9
$40.01 – $50.00	751,450	751,450	48.85	48.85	4.4	4.4
$50.01 – $65.00	163,500	151,400	56.44	56.41	5.1	5.0
$65.01 – $75.00	277,100	135,800	71.02	70.67	7.3	7.0
$75.01 – $94.90	506,429	74,700	79.37	78.77	8.7	8.4
	1,853,064	1,267,935	$59.79	$51.83	5.9	4.8

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2019	22,521	$44.94
Granted	19,672	60.29
Vested *	(23,268)	50.90
Forfeited	—	—
Outstanding – December 31, 2020	18,925	$53.57
Granted	33,153	75.83
Vested *	(25,831)	64.53
Forfeited	(446)	41.44
Outstanding – December 31, 2021	25,801	$71.42
Granted	72,948	76.81
Vested *	(24,659)	72.64
Forfeited	(600)	56.01
Outstanding – December 31, 2022	73,490	$76.49
*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding at the minimum statutory withholding rate, and accordingly 2,249 shares, 3,215 shares, and 4,733 shares were surrendered during 2022, 2021, and 2020, respectively.
The Company recognized $6.3 million, $6.6 million and $5.3 million of stock-based compensation expense (included in personnel on the consolidated statements of income) during the years ended December 31, 2022, 2021, and 2020, respectively, associated with its common stock awards granted to officers and employees. In addition, during 2022, 2021, and 2020, the Company recognized approximately $0.7 million, $0.8 million, and $0.4 million, respectively, of director expense (included in other expense on the consolidated statements of income) for restricted stock grants with immediate vesting to non-employee directors totaling 8,852 shares in 2022, 9,875 shares in 2021, and 7,950 shares in 2020. As of December 31, 2022, there was approximately $18.6 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately four years. The Company recognized a tax benefit of approximately $1.1 million, $0.6 million, and $0.8 million for the years ended December 31, 2022, 2021, and 2020 respectively, for the tax impact of stock option exercises and vesting of restricted stock.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 12. STOCKHOLDERS' EQUITY
The Board of Directors has authorized the repurchase of Nicolet’s outstanding common stock through its common stock repurchase program. During 2022, $61 million was utilized to repurchase and cancel approximately 672,000 common shares at a weighted average price of $91.54, while during 2021, $61 million was utilized to repurchase and cancel approximately 793,000 common shares at a weighted average price of $77.50. As of December 31, 2022, there remained $48 million authorized under the repurchase program to be utilized from time-to-time to repurchase common shares in the open market, through block transactions or in private transactions.
On August 26, 2022, in connection with its acquisition of Charter, the Company issued 1,262,360 shares of its common stock for stock consideration valued at $98 million plus cash consideration of $39 million.
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
NOTE 13. INCOME TAXES
The current and deferred amounts of income tax expense were as follows.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Current	$44,384	$14,138	$29,764
Deferred	(12,907)	6,332	(9,288)
Income tax expense	$31,477	$20,470	$20,476
The differences between the income tax expense recognized and the amount computed by applying the statutory federal income tax rate of 21% to the income before income tax expense, less noncontrolling interest, for the years ended as indicated are included in the following table.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Tax on pretax income, less noncontrolling interest, at statutory rates	$26,405	$17,023	$16,926
State income taxes, net of federal effect	7,847	5,064	5,030
Tax-exempt interest income	(1,037)	(517)	(513)
Increase in cash surrender value life insurance	(1,040)	(570)	(738)
Stock-based employee compensation	(1,101)	(618)	(839)
Executive compensation	82	163	272
Other, net	321	(75)	338
Income tax expense	$31,477	$20,470	$20,476

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The net deferred tax asset includes the following amounts of deferred tax assets and liabilities.

(in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
ACL-Loans	$22,379	$14,650
Net operating loss carryforwards	2,721	3,800
Compensation	10,274	9,194
Other	1,759	2,605
Other real estate	672	1,364
Basis difference on acquired securities	3,172	—
Unrealized loss on securities AFS	21,011	—
Total deferred tax assets	61,988	31,613
Deferred tax liabilities:
Premises and equipment	(3,000)	(3,860)
Prepaid expenses	(801)	(1,110)
Basis difference on acquired securities	—	(1,678)
Core deposit and other intangibles	(8,817)	(5,278)
Purchase accounting adjustments to liabilities	(1,595)	(1,725)
MSR and LSR assets	(6,570)	(8,726)
Other	(513)	(2,462)
Unrealized gain on securities AFS	—	(1,392)
Total deferred tax liabilities	(21,296)	(26,231)
Net deferred tax assets	$40,692	$5,382
A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2022 and 2021, no valuation allowance was determined to be necessary.
At December 31, 2022, the Company had a federal and state net operating loss carryforward of $8.9 million and $13.8 million, respectively. The entire federal and state net operating loss carryforwards were the result of the Company’s acquisitions. The federal and state net operating loss carryovers resulting from the acquisitions have been included in the IRC section 382 limitation calculation and are being limited to the overall amount expected to be realized.
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
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	December 31, 2022	December 31, 2021
Commitments to extend credit	$1,850,601	$1,433,881
Financial standby letters of credit	26,530	13,562
Performance standby letters of credit	9,375	7,336
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial-related commitments to extend credit represented 80% of the total year-end commitments for both 2022 and 2021, respectively, and were predominantly commercial lines of credit that carry a term of one year or less. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the contractual amounts were $9 million and $9 million, respectively, at December 31, 2022. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale totaled $50 million and $1 million, respectively, at December 31, 2021. The net fair value of these mortgage derivatives combined was a net gain of $0.1 million at both December 31, 2022 and December 31, 2021.
The Company has federal funds lines available with other financial institutions where funds may be borrowed on a short-term basis at the market rate in effect at the time of the borrowing. Federal funds lines of $195 million were available at both December 31, 2022 and December 31, 2021.
Nicolet is party to various pending and threatened claims and legal proceedings arising in the normal course of business activities, some of which may involve claims for substantial amounts. Although Nicolet has developed policies and procedures to minimize legal noncompliance and the impact of claims and other proceedings and endeavored to procure reasonable amounts of insurance coverage, litigation and regulatory actions present an ongoing risk. With respect to all such claims, Nicolet continuously assesses its potential liability based on the allegations and evidence available. If the facts indicate that it is probable that Nicolet will incur a loss and the amount of such loss can be reasonably estimated, Nicolet will establish an accrual for the probable loss. For matters where a loss is not probable, or the amount of the loss cannot be reasonably estimated, Nicolet does not establish an accrual.
Nicolet believes it has meritorious defenses to any pending claims and intends to defend itself vigorously. That aside, Nicolet also acknowledges that final resolution of legal claims can be unpredictable. Various factors can exacerbate this unpredictability, for example, when the damages being sought are unsubstantiated or indeterminate, when discovery is not complete, when the proceeding is not yet in its final stages, when the claims present a novel or unsettled issue of law, when there are significant facts in dispute, when there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants), or when there is a wide range of potential results. Although uncertain, based on the most recent information available, advice of counsel and available insurance coverage, if applicable, management believes that any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements as of December 31, 2022. It is possible, however, that future developments could result in an unfavorable outcome for or resolution of any one or more of the legal proceedings in which Nicolet is a defendant, which may be material to Nicolet’s business or consolidated results of operations or financial condition for a particular fiscal period or periods.
NOTE 15. RELATED PARTY TRANSACTIONS
The Company conducts transactions, in the normal course of business, with its directors and executive officers, including companies in which they have a beneficial interest. The Company is required to disclose material related party transactions, other than certain compensation arrangements, entered into in the normal course of business.

The Company has granted loans to its directors, executive officers, and their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time made for comparable transactions with other unrelated persons. A summary of the loans to related parties was as follows.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

(in thousands)	December 31, 2022
Balance at beginning of year	$112,917
New loans	20,713
Repayments	(21,131)
Changes due to status of executive officers and directors	(1,792)
Balance at end of year	$110,707

Nicolet has an active common stock repurchase program that allows for the repurchase of common stock in the open market, through block transactions, or in private transactions. During 2021, Nicolet repurchased common stock in a private transaction from one former executive, Ann K. Lawson, including 2,193 shares for $0.2 million (or an average cost per share of $76.14). This private transaction was made in conjunction with a large stock option exercise by the executive.
As described in Note 1, the Company had a 50% ownership in a joint venture with the Firm in connection with the Company’s headquarters facility. The Firm was considered a related party, as one of its principals is a Board member and shareholder of the Company. Effective December 31, 2020, the Bank purchased the 50% ownership interest from the Firm for $8 million, to improve efficiencies in process and organizational structure, and to reflect that the Bank had expanded to occupy the majority of the building. Thus, at December 31, 2020, the Bank was the sole owner and managing member of the JV, with the JV operating as a wholly owned subsidiary of the Bank solely to hold the headquarters facility. Prior to this purchase, the Bank incurred approximately $1.3 million in annual rent expense to the JV during 2020.
In October 2013, the Company entered into a lease for a branch location in a facility owned by a different member of the Company’s Board and incurred annual rent expense of $153,000, $124,000, and $122,000, on this facility during 2022, 2021, and 2020, respectively. This same Board member participated in a competitive bid process for and was awarded the contract as general contractor for the construction of a new branch location in 2022, and the reconstruction of a different existing branch location in 2019. The 2022 new branch construction is estimated to total $2.3 million, of which, approximately $1.1 million was paid during 2022 as progress was made on the construction. Payments for the 2019 branch reconstruction were $1.3 million, including payments of $0.9 million in 2020 and $0.4 million in 2019 as progress was made on this branch reconstruction. In addition, payments of $154,000 were made during 2022 for two small branch construction projects at two other branch locations. At least 75% of all branch construction payments were passed through to various subcontractors.
In August 2022, the Company assumed a lease for a Charter administrative location in a facility owned by an entity for which another Board member has the controlling ownership interest. Rent expense of $49,000 was paid during 2022 (from the acquisition of Charter) on this location.
NOTE 16. ASSET GAINS (LOSSES), NET
Components of the net gains (losses) on assets are as follows.

	Years Ended December 31,
(in thousands)	2022	2021	2020
Gains (losses) on sales of securities AFS, net	$(244)	$(283)	$395
Gains (losses) on equity securities, net	(127)	3,445	(987)
Gains (losses) on sales of OREO, net	3,206	597	157
Write-downs of OREO	(244)	(28)	(1,040)
Write-down of other investment	—	—	(100)
Gains (losses) on sales of other investments, net	531	550	—
Gains (losses) on sales or dispositions of other assets, net	8	(100)	(230)
Asset gains (losses), net	$3,130	$4,181	$(1,805)
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
The Company and Bank must also maintain a “capital conservation buffer” consisting of common equity Tier 1 (“CET1”) in an amount equal to 2.5% of risk-weighted assets in order to avoid certain restrictions. The capital conservation buffer effectively increases the minimum well-capitalized CET1 capital, Tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Failure to meet this capital conservation buffer would result in limit on dividends, other distributions, and discretionary bonuses.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Bank met all capital adequacy requirements to which they are subject as of December 31, 2022 and 2021.
As of December 31, 2022 and 2021, the most recent notifications from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, CET1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the Bank’s category.
The Bank is also subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal regulatory agencies. At December 31, 2022, the Bank could pay dividends of approximately $28 million to the Company without seeking regulatory approval.
The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
December 31, 2022
Company
Total risk-based capital	$889,763	12.3%	$577,138	8.0%
Tier 1 risk-based capital	684,280	9.5	432,853	6.0
Common equity Tier 1 capital	646,341	9.0	324,640	4.5
Leverage	684,280	8.2	335,621	4.0
Bank
Total risk-based capital	$816,951	11.3%	$576,241	8.0%	$720,301	10.0%
Tier 1 risk-based capital	764,090	10.6	432,181	6.0	576,241	8.0
Common equity Tier 1 capital	764,090	10.6	324,135	4.5	468,196	6.5
Leverage	764,090	9.1	334,916	4.0	418,645	5.0
December 31, 2021
Company
Total risk-based capital	$793,410	13.8%	$459,648	8.0%
Tier 1 risk-based capital	604,199	10.5	344,736	6.0
Common equity Tier 1 capital	567,095	9.9	258,552	4.5
Leverage	604,199	9.4	256,990	4.0
Bank
Total risk-based capital	$700,869	12.2%	$459,476	8.0%	$574,345	10.0%
Tier 1 risk-based capital	664,688	11.6	344,607	6.0	459,476	8.0
Common equity Tier 1 capital	664,688	11.6	258,455	4.5	373,324	6.5
Leverage	664,688	10.3	256,990	4.0	321,237	5.0
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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
Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
December 31, 2022
U.S. Treasury securities	$183,830	$—	$183,830	$—
U.S. government agency securities	2,100	—	2,100	—
State, county and municipals	398,188	—	396,315	1,873
Mortgage-backed securities	200,932	—	199,951	981
Corporate debt securities	132,568	—	127,269	5,299
Securities AFS	$917,618	$—	$909,465	$8,153
Other investments (equity securities)	$4,376	$4,376	$—	$—
Derivative assets	—	—	—	—
Derivative liabilities	—	—	—	—
December 31, 2021
U.S. Treasury securities	$190,272	$—	$190,272	$—
U.S. government agency securities	1,005	—	1,005	—
State, county and municipals	312,737	—	310,316	2,421
Mortgage-backed securities	271,262	—	270,260	1,002
Corporate debt securities	146,385	—	141,743	4,642
Securities AFS	$921,661	$—	$913,596	$8,065
Other investments (equity securities)	$5,660	$5,660	$—	$—
Derivative assets	1,064	—	1,064	—
Derivative liabilities	1,064	—	1,064	—
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the table above.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Securities AFS: Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds and mortgage-backed securities. At December 31, 2022 and 2021, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis performed on these securities.
Derivatives: The fair value of the derivative assets and liabilities is determined using a discounted cash flow analysis of the expected cash flows of each derivative, which considers the contractual terms of the underlying derivative financial instrument and observable market-based inputs, such as interest rate curves.
The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Years Ended
Level 3 Fair Value Measurements:	December 31, 2022	December 31, 2021
Balance at beginning of year	$8,065	$3,130
Acquired balances	750	4,935
Paydowns/Sales/Settlements	(451)	—
Unrealized gains / (losses)	(211)	—
Balance at end of year	$8,153	$8,065
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
December 31, 2022
Collateral dependent loans	$30,951	$—	$—	$30,951
OREO	1,975	—	—	1,975
MSR asset	12,580	—	—	12,580
December 31, 2021
Collateral dependent loans	$36,230	$—	$—	$36,230
OREO	11,955	—	—	11,955
MSR asset	12,436	—	—	12,436
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a nonrecurring basis, noted in the table above.
Collateral dependent loans: For individually evaluated collateral dependent loans, the fair value is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral, or the estimated liquidity of the note.
OREO: For OREO, the fair value is based upon the estimated fair value of the underlying collateral adjusted for the expected costs to sell.
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

assumptions are based on observable market data, other assumptions are based on unobservable estimates of what market participants would use to measure fair value.
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

December 31, 2022
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$154,723	$154,723	$154,723	$—	$—
Certificates of deposit in other banks	12,518	12,407	—	12,407	—
Securities AFS	917,618	917,618	—	909,465	8,153
Securities HTM	679,128	623,352	—	623,352	—
Other investments	65,286	65,286	4,376	52,093	8,817
Loans held for sale	1,482	1,529	—	1,529	—
Loans, net	6,118,670	5,863,570	—	—	5,863,570
MSR asset	12,580	17,215	—	—	17,215
Accrued interest receivable	21,275	21,275	21,275	—	—
Financial liabilities:
Deposits	$7,178,921	$7,172,779	$—	$—	$7,172,779
Short-term borrowings	317,000	317,000	317,000	—	—
Long-term borrowings	225,342	220,513	—	33,001	187,512
Accrued interest payable	4,265	4,265	4,265	—	—

December 31, 2021
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$595,292	$595,292	$595,292	$—	$—
Certificates of deposit in other banks	21,920	22,236	—	22,236	—
Securities AFS	921,661	921,661	—	913,596	8,065
Securities HTM	651,803	648,394	—	648,394	—
Other investments	44,008	44,008	5,660	32,110	6,238
Loans held for sale	6,447	6,616	—	6,616	—
Loans, net	4,572,164	4,606,851	—	—	4,606,851
MSR asset	12,436	15,599	—	—	15,599
Accrued interest receivable	15,277	15,277	15,277	—	—
Financial liabilities:
Deposits	$6,465,916	$6,463,064	$—	$—	$6,463,064
Long-term borrowings	216,915	216,092	—	25,097	190,995
Accrued interest payable	3,078	3,078	3,078	—	—
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
Certificates of deposit in other banks: Fair values are estimated using discounted cash flow analysis based on current interest rates being offered by instruments with similar terms and represents a Level 2 measurement.
Securities HTM: The valuation methodologies for Securities HTM are consistent with the valuation methodologies used for Securities AFS, as discussed under “Recurring basis fair value measurements” above.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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
Deposits: The fair value of deposits with no stated maturity (such as demand deposits, savings, interest and noninterest checking, and money market accounts) is equal to the amount payable on demand at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market place on certificates of similar remaining maturities. Use of internal discounted cash flows provides a Level 3 fair value measurement.
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
Lending-related commitments: The estimated fair value of lending-related commitments (letters of credit, interest rate lock commitments on residential mortgage loans, outstanding mandatory commitments to sell residential mortgage loans into the secondary market, and mirror interest rate swap agreements) were not significant.
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 19. PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed Parent Company only financial statements of Nicolet Bankshares, Inc. follow.

Balance Sheets	December 31,
(in thousands)	2022	2021
Assets
Cash and due from subsidiary	$63,927	$84,656
Investments	10,313	9,684
Investments in subsidiaries	1,094,063	998,032
Other assets	392	1,503
Total assets	$1,168,695	$1,093,875
Liabilities and Stockholders’ Equity
Junior subordinated debentures	$39,720	$38,885
Subordinated notes	152,622	153,030
Other liabilities	3,824	10,069
Stockholders’ equity	972,529	891,891
Total liabilities and stockholders’ equity	$1,168,695	$1,093,875

Statements of Income	Years Ended December 31,
(in thousands)	2022	2021	2020
Interest income	$81	$18	$39
Interest expense	8,687	2,959	2,313
Net interest expense	(8,606)	(2,941)	(2,274)
Dividend income from subsidiaries	77,775	65,000	60,215
Operating expense	(457)	(2,562)	(886)
Gain (loss) on investments, net	395	3,995	(1,087)
Income tax benefit	2,373	437	1,102
Earnings before equity in undistributed income (loss) of subsidiaries	71,480	63,929	57,070
Equity in undistributed income (loss) of subsidiaries	22,780	(3,277)	3,052
Net income attributable to Nicolet Bankshares, Inc.	$94,260	$60,652	$60,122

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Statements of Cash Flows	Years Ended December 31,
(in thousands)	2022	2021	2020
Cash Flows From Operating Activities:
Net income attributable to Nicolet Bankshares, Inc.	$94,260	$60,652	$60,122
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on borrowings	427	584	486
(Gain) loss on investments, net	(395)	(3,995)	1,087
Change in other assets and liabilities, net	(1,775)	1,013	1,786
Equity in undistributed (income) loss of subsidiaries, net of dividends	(22,780)	3,277	(3,052)
Net cash provided by operating activities	69,737	61,531	60,429
Cash Flows from Investing Activities:
Proceeds from sale of investments	1,835	4,105	185
Purchases of investments	(2,116)	(5,049)	(1,179)
Net cash paid in business combinations	(31,970)	(63,892)	(21,644)
Net cash used in investing activities	(32,251)	(64,836)	(22,638)
Cash Flows From Financing Activities:
Purchase and retirement of common stock	(61,497)	(62,583)	(42,088)
Proceeds from issuance of common stock, net	3,282	2,382	2,055
Capitalized issuance costs, net	—	(789)	—
Repayment of long-term borrowings	—	—	(18,186)
Proceeds from issuance of subordinated notes, net	—	98,953	—
Net cash provided by (used in) financing activities	(58,215)	37,963	(58,219)
Net increase (decrease) in cash and due from subsidiary	(20,729)	34,658	(20,428)
Beginning cash and due from subsidiary	84,656	49,998	70,426
Ending cash and due from subsidiary	$63,927	$84,656	$49,998
NOTE 20. EARNINGS PER COMMON SHARE
Presented below are the calculations for basic and diluted earnings per common share.

	Years Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net income attributable to Nicolet Bankshares, Inc.	$94,260	$60,652	$60,122
Weighted average common shares outstanding	13,909	10,736	10,337
Effect of dilutive common stock awards	466	409	204
Diluted weighted average common shares outstanding	14,375	11,145	10,541
Basic earnings per common share	$6.78	$5.65	$5.82
Diluted earnings per common share	$6.56	$5.44	$5.70
Options to purchase approximately 0.1 million shares for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively, were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.
NOTE 21. OTHER ASSETS AND OTHER LIABILITIES HELD FOR SALE
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

To the Stockholders, Board of Directors, and Audit Committee
Nicolet Bankshares, Inc.
Green Bay, Wisconsin

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nicolet Bankshares, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion thereon.

As described in Management’s Report on Internal Control over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2022, has excluded Charter Bankshares, Inc. (Charter) and its subsidiary bank, Charter Bank, acquired on August 26, 2022. We have also excluded Charter from the scope of our audit of internal control over financial reporting. Charter represented approximately 15 percent and 5 percent of the Company’s total assets and total revenues, respectively, as of and for the year ended December 31, 2022.

Basis for Opinions

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Allowance for Credit Losses - Loans

Description of the Matter
The Company’s loan portfolio totaled $6.18 billion as of December 31, 2022, and the allowance for credit losses on loans (ACL) was $61.83 million.

As more fully described in Notes 1 and 4 to the financial statements, the ACL is an estimate of lifetime expected credit losses for loans. The estimate of the ACL considers historic loss rates that are adjusted for reasonable and supportable forecasts, as well as other qualitative adjustments. Loans that do not share risk characteristics and purchased credit deteriorated (PCD) loans are evaluated on an individual basis.

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

We identified the valuation of the ACL as a critical audit matter. Auditing the estimated ACL involved significant judgment and complex review. Auditing the ACL involved a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s segmentation, estimating the remaining life of loans in a pool, assessment of economic conditions, and other environmental and forecast factors, evaluating the adequacy of specific allowances associated with individually evaluated loans, and assessing the appropriateness of loan risk grades.

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

Our primary audit procedures related to the ACL included the following, among others:

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
•Tested the internal loan review function and evaluated the reasonableness of loan grades;
•Assessed the reasonableness of specific allowances associated with individually evaluated loans;
•Evaluated the accuracy and completeness of Topic 326 disclosures in the consolidated financial statements.

Business Combinations

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company completed an acquisition with a bank holding company during the year ended December 31, 2022, resulting in the expansion of the Company’s operating footprint and additional goodwill of approximately $50 million being recognized on the Company’s consolidated balance sheet. Management determined that the acquisition qualified as a business combination. Accordingly, all identifiable assets acquired and liabilities assumed were valued at fair value as part of the purchase price allocation as of the acquisition date. The identification and valuation of such acquired assets and assumed liabilities required management to exercise significant judgment and consider the use of outside vendors to estimate certain of the fair value allocations.

We identified the acquisition and the related valuation of acquired assets and assumed liabilities as a critical audit matter. Auditing the acquired net assets and acquisition-related considerations involved a high degree of subjectivity in evaluating management’s operational assumptions of the acquisition, fair value estimates, purchase price allocation, and assessing the appropriateness of outside vendor valuation models.

How We Addressed the Matter in Our Audit
The primary procedures we performed to address the accounting for the business combinations included:

•Obtained and reviewed executed Plan of Merger document to gain an understanding of the underlying terms of the completed acquisition;
•Obtained and reviewed management’s business combination memo to gain an understanding of the procedures performed to identify and calculate the fair value of the acquired assets and liabilities;
•Tested management’s business combination accounting analysis, focusing on the completeness and accuracy of the assets acquired and liabilities assumed and the related fair value purchase price allocation;
•Obtained valuation estimates prepared by the Company’s external valuation specialists or prepared internally and challenged management’s analysis of the appropriateness of the valuations allocated to assets acquired and liabilities assumed; including but not limited to, testing of critical inputs, assumptions applied, and valuation models utilized;
•Utilized FORVIS’ internal valuation specialists to assist with evaluating the related fair value purchase price allocation made to certain identified assets acquired and liabilities assumed;
•Tested the goodwill calculation resulting from the completed acquisition, which is the difference between the total net consideration paid and the fair value of the net assets acquired;
•Evaluated the accuracy and completeness of the disclosures made in the consolidated financial statements

FORVIS, LLP (Formerly BKD, LLP)

We have served as the Company’s auditor since 2021.

Springfield, Missouri
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Nicolet Bankshares, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of income, comprehensive income, changes in stockholders’ equity and cash flows of Nicolet Bankshares, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2020, collectively, the consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Atlanta, Georgia
February 26, 2021

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2022 there were no changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Nicolet Bankshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2022, was effective.
FORVIS, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 is included under the heading “Report of Independent Registered Public Accounting Firm” In Part II, Item 8.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Information Regarding Directors and Executive Officers. The information required by this Item 10 regarding our directors and director nominees contained under the caption “Election of Directors” under the heading “Proposal 1: Election of Directors” in the 2023 Proxy Statement is incorporated herein by reference.
(b) Compliance with Section 16(a) of the Exchange Act. Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act, will be contained under the caption “Delinquent Section 16(a) Reports” in the 2023 Proxy Statement, which information under such caption is incorporated herein by reference.
(c) Code of Ethics. The Company has adopted a Code of Ethics that applies to its employees, officers, and directors. This Code is posted on the “Corporate Governance” section of our Internet website at www.nicoletbank.com. If we choose to no longer post such Code, we will provide a free copy to any person upon written request to H. Phillip Moore, Jr., Chief Financial Officer, Nicolet Bankshares, Inc., 111 North Washington Street, Green Bay, Wisconsin 54301, telephone (920) 430-1400. We intend to provide any required disclosure of any amendment to or waiver from such Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet website located at www.nicoletbank.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a Current Report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this Report and should not be considered part of this or any other report that we file with or furnish to the SEC.
(d) Procedures for Shareholders to Recommend Director Nominees. There have been no material changes to the procedures by which security holders may recommend nominees to our Board.
(e) Audit Committee Information. Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts may be found under the caption “Board Committees - Audit & Compliance Committee” in the 2023 Proxy Statement, which information pertaining to the audit committee and its membership and audit committee financial experts under such captions is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation is contained under the captions “Director Compensation” and “Executive Compensation - Compensation Discussion and Analysis ” in the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the caption “Stock Ownership” in the 2023 Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	1,926,554	$59.79	683,510
Equity compensation plans not approved by security holders	—	—	—
Total at December 31, 2022	1,926,554	$59.79	683,510
(1) Includes 73,490 shares potentially issuable upon the vesting of outstanding restricted stock.
(2) The weighted average exercise price relates only to the exercise of outstanding options included in column (a).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Related Party Transactions” in the 2023 Proxy Statement, which information under such heading is incorporated herein by reference. The information required by this Item 13 regarding director independence is contained under the caption “Affirmative

Determinations Regarding Director Independence” in the 2023 Proxy Statement, which information under such caption is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 regarding fees we paid to our principal accountant, FORVIS, LLP (U.S. PCAOB Auditor Firm ID 686), and the pre-approval policies and procedures established by the Audit Committee of our Board is contained under the caption “Fees Paid to Auditors” in the 2023 Proxy Statement, which information under such caption is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following is a list of documents filed as a part of this Report:

1.Financial Statements. The following consolidated financial statements of Nicolet Bankshares, Inc. and related reports of our independent registered public accounting firm are incorporated into this Item 15 by reference from Part II, Item 8.

Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020
Notes to Consolidated Financial Statements

2.Financial Statement Schedules. Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

3.Exhibits – The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the signature page to this Annual Report on 10-K, which is incorporated herein by this reference.

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX
Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger Between Nicolet Bankshares, Inc. and Mackinac Financial Corporation, dated April 12, 2021 (1)
2.2	Agreement and Plan of Merger Between Nicolet Bankshares, Inc. and County Bancorp, Inc., dated June 22, 2021 (2)
2.3	Agreement and Plan of Merger By and Between Nicolet Bankshares, Inc. and Charter Bankshares, Inc. dated March 29, 2022 (3)
3.1	Amended and Restated Articles of Incorporation of Nicolet Bankshares, Inc. (4)
3.2	Amended and Restated Bylaws of Nicolet Bankshares, Inc. (5)
4.1	Indenture, dated as of July 7, 2021, by and between Nicolet Bankshares, Inc. and U.S. Bank National Association, as trustee. (6)
4.2	Form of 3.125% Fixed-to-Floating Rate Subordinated Note due 2031 of Nicolet Bankshares, Inc. (6)
4.3	Form of Common Stock Certificate of Nicolet Bankshares, Inc. (7)
4.8	Description of Nicolet's Registered Securities. (8)
10.1†	Nicolet Bankshares, Inc. 2002 Stock Incentive Plan, as amended, and forms of award documents. (9)
10.2	Form of Registration Rights Agreement, dated July 7, 2021, by and between Nicolet Bankshares, Inc. and the several Purchasers. (6)
10.3	[Reserved]
10.4	[Reserved]
10.5†
Nicolet Bankshares, Inc. 2011 Long Term Incentive Plan, as amended and restated effective February 19, 2019, and approved by the shareholders of Nicolet Bankshares, Inc. on May 13, 2019, and forms of award documents. (8)

10.6†	Nicolet National Bank 2002 Deferred Compensation Plan, as amended. (10)
10.7†	Nicolet National Bank 2009 Deferred Compensation Plan for Non-Employee Directors. (7)
10.8†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Michael E. Daniels. (11)
10.9†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Robert B. Atwell. (11)
10.10†	Employment Agreement, dated June 7, 2021, by and among the Registrant, Nicolet National Bank and H. Phillip Moore, Jr. (12)
10.11†	Nicolet Bankshares, Inc. Employee Stock Purchase Plan. (14)
10.12†	[Reserved]
10.13†	Nicolet Bankshares, Inc. 2010 Equity Incentive Plan (formerly the Baylake Corp. 2010 Equity Incentive Plan), and forms of award documents. (13)
10.14†	[Reserved]
10.15†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Eric J. Witczak. (11)
10.16	[Reserved]
10.17†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Brad V. Hutjens. (11)
21.1	Subsidiaries of Nicolet Bankshares, Inc.
23.1	Consent of FORVIS, LLP (Formerly BKD, LLP)
23.2	Consent of Wipfli LLP. (U.S. PCAOB Auditor Firm ID 344)
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS	The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. (15)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
† Denotes a management compensatory agreement.
(1) Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2021 (File No. 001-37700).
(2) Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2021 (File No. 001-37700).

(3) Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2022 (File No. 001-37700).
(4) Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 12, 2014 (File No. 333-90052).
(5) Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2020 (File No. 001-37700).
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
(9) Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 9, 2015 (File No. 333-90052).
(10) Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 10, 2017 (File No. 001-37700).
(11) Incorporated by reference to the exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 8, 2019 (File No. 001-37700).
(12) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2021 (File No. 001-37700).
(13) Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016 (File No. 001-37700).
(14) Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed March 7, 2018.
(15) Includes the following financial information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICOLET BANKSHARES, INC.

February 24, 2023	By:	/s/ Michael E. Daniels
Michael E. Daniels, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 24, 2023

/s/ Michael E. Daniels	/s/ Brenda L. Johnson
Michael E. Daniels	Brenda L. Johnson
President and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ H. Phillip Moore, Jr.	/s/ Ann K. Lawson
H. Phillip Moore, Jr.	Ann K. Lawson
Chief Financial Officer	Director
(Principal Financial and Accounting Officer)

/s/ Robert B. Atwell	/s/ Donald J. Long, Jr.
Robert B. Atwell	Donald J. Long, Jr.
Executive Chairman	Director

/s/ Marcia M. Anderson	/s/ Dustin J. McClone
Marcia M. Anderson	Dustin J. McClone
Director	Director

/s/ Héctor Colón	/s/ Susan L. Merkatoris
Héctor Colón	Susan L. Merkatoris
Director	Director

/s/ Lynn D. Davis	/s/ Oliver Pierce Smith
Lynn D. Davis	Oliver Pierce Smith
Director	Director

/s/ John N. Dykema	/s/ Paul D. Tobias
John N. Dykema	Paul D. Tobias
Director	Director

/s/ Christopher J. Ghidorzi	/s/ Robert J. Weyers
Christopher J. Ghidorzi	Robert J. Weyers
Director	Director

/s/ Andrew F. Hetzel, Jr.
Andrew F. Hetzel, Jr.
Director