Form 10-Q
period 2023-03-31
NICOLET BANKSHARES INC
filed 2023-05-02
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2023 there were 14,716,616 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$93,462	$121,211
Interest-earning deposits	20,718	33,512
Cash and cash equivalents	114,180	154,723
Certificates of deposit in other banks	11,293	12,518
Securities available for sale (“AFS”), at fair value	1,023,176	917,618
Securities held to maturity (“HTM”), at amortized cost	—	679,128
Other investments	57,482	65,286
Loans held for sale	4,962	1,482
Loans	6,223,732	6,180,499
Allowance for credit losses - loans (“ACL-Loans”)	(62,412)	(61,829)
Loans, net	6,161,320	6,118,670
Premises and equipment, net	112,569	108,956
Bank owned life insurance (“BOLI”)	166,107	165,137
Goodwill and other intangibles, net	400,277	402,438
Accrued interest receivable and other assets	140,988	138,013
Total assets	$8,192,354	$8,763,969

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$2,094,623	$2,361,816
Interest-bearing deposits	4,833,956	4,817,105
Total deposits	6,928,579	7,178,921
Short-term borrowings	50,000	317,000
Long-term borrowings	197,448	225,342
Accrued interest payable and other liabilities	54,535	70,177
Total liabilities	7,230,562	7,791,440

Stockholders’ Equity:
Common stock	147	147
Additional paid-in capital	623,746	621,988
Retained earnings	398,966	407,864
Accumulated other comprehensive income (loss)	(61,067)	(57,470)
Total stockholders’ equity	961,792	972,529
Total liabilities and stockholders’ equity	$8,192,354	$8,763,969

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	14,698,265	14,690,614
Common shares issued	14,771,255	14,764,104
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income (Loss)
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Interest income:
Loans, including loan fees	$79,142	$51,299
Investment securities:
Taxable	4,961	5,127
Tax-exempt	1,737	675
Other interest income	1,536	817
Total interest income	87,376	57,918
Interest expense:
Deposits	24,937	2,192
Short-term borrowings	3,212	—
Long-term borrowings	2,506	1,931
Total interest expense	30,655	4,123
Net interest income	56,721	53,795
Provision for credit losses	3,090	300
Net interest income after provision for credit losses	53,631	53,495
Noninterest income:
Wealth management fee income	5,512	5,699
Mortgage income, net	1,466	3,253
Service charges on deposit accounts	1,480	1,477
Card interchange income	3,033	2,581
BOLI income	1,200	933
Deferred compensation plan asset market valuations	946	(467)
LSR income, net	1,155	(382)
Asset gains (losses), net	(38,468)	1,313
Other income	1,832	1,536
Total noninterest income	(21,844)	15,943
Noninterest expense:
Personnel	24,328	21,191
Occupancy, equipment and office	8,783	6,944
Business development and marketing	2,121	1,831
Data processing	3,988	3,387
Intangibles amortization	2,161	1,424
FDIC assessments	540	480
Merger-related expense	163	98
Other expense	2,791	2,195
Total noninterest expense	44,875	37,550
Income (loss) before income tax expense	(13,088)	31,888
Income tax expense (benefit)	(4,190)	7,724
Net income (loss)	$(8,898)	$24,164
Earnings (loss) per common share:
Basic	$(0.61)	$1.77
Diluted	$(0.61)	$1.70
Weighted average common shares outstanding:
Basic	14,694,451	13,648,745
Diluted	14,694,451	14,214,752
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(8,898)	$24,164
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	15,294	(39,948)
Net realized (gains) losses included in income	213	(15)
Reclassification adjustment for securities transferred from held to maturity to available for sale	(20,434)	—
Income tax (expense) benefit	1,330	10,790
Total other comprehensive income (loss)	(3,597)	(29,173)
Comprehensive income (loss)	$(12,495)	$(5,009)
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2022	$147	$621,988	$407,864	$(57,470)	$972,529
Comprehensive income:
Net income (loss), three months ended March 31, 2023	—	—	(8,898)	—	(8,898)
Other comprehensive income (loss)	—	—	—	(3,597)	(3,597)
Stock-based compensation expense	—	1,424	—	—	1,424
Exercise of stock options, net	—	148	—	—	148
Issuance of common stock	—	186	—	—	186
Balances at March 31, 2023	$147	$623,746	$398,966	$(61,067)	$961,792
Balances at December 31, 2021	$140	$575,045	$313,604	$3,102	$891,891
Comprehensive income:
Net income, three months ended March 31, 2022	—	—	24,164	—	24,164
Other comprehensive income (loss)	—	—	—	(29,173)	(29,173)
Stock-based compensation expense	—	1,799	—	—	1,799
Exercise of stock options, net	1	1,886	—	—	1,887
Issuance of common stock	—	175	—	—	175
Purchase and retirement of common stock	(6)	(54,427)	—	—	(54,433)
Balances at March 31, 2022	$135	$524,478	$337,768	$(26,071)	$836,310
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$(8,898)	$24,164
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	4,197	6,769
Provision for credit losses	3,090	300
Increase in cash surrender value of life insurance	(1,087)	(933)
Stock-based compensation expense	1,424	1,799
Asset (gains) losses, net	38,468	(1,313)
Gain on sale of loans held for sale, net	(612)	(2,377)
Net change due to:
Proceeds from sale of loans held for sale	17,789	86,478
Origination of loans held for sale	(20,861)	(88,304)
Accrued interest receivable and other assets	(2,326)	6,786
Accrued interest payable and other liabilities	(15,642)	(11,426)
Net cash provided by (used in) operating activities	15,542	21,943
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(41,764)	(64,669)
Net (increase) decrease in certificates of deposit in other banks	1,225	2,228
Purchases of securities AFS	—	(5,017)
Purchases of securities HTM	—	(38,856)
Proceeds from sales of securities AFS	22,565	3,400
Proceeds from sales of securities HTM	460,051	—
Proceeds from calls and maturities of securities AFS	42,028	29,511
Proceeds from calls and maturities of securities HTM	2,916	5,430
Purchases of other investments	(3,801)	(10,953)
Proceeds from sales of other investments	11,108	775
Proceeds from redemption of BOLI	117	117
Net (increase) decrease in premises and equipment	(5,646)	(1,953)
Net (increase) decrease in other real estate and other assets	—	3,075
Net cash (paid) received in branch sale	—	147,833
Net cash provided by (used in) investing activities	488,799	70,921
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(250,218)	(229,862)
Net increase (decrease) in short-term borrowings	(267,000)	—
Repayments of long-term borrowings	(28,000)	(10,000)
Purchase and retirement of common stock	—	(54,433)
Proceeds from issuance of common stock	186	175
Proceeds from exercise of stock options	148	1,887
Net cash provided by (used in) financing activities	(544,884)	(292,233)
Net increase (decrease) in cash and cash equivalents	(40,543)	(199,369)
Cash and cash equivalents:
Beginning	154,723	595,292
Ending *	$114,180	$395,923
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$30,825	$5,170
Cash paid for taxes	—	—
Transfer of securities from HTM to AFS	177,727	—
Transfer of loans and bank premises to other real estate owned	—	432
Capitalized mortgage servicing rights	204	886
* There was no restricted cash in cash and cash equivalents at March 31, 2023, while cash and cash equivalents at March 31, 2022, included restricted cash of $1.9 million pledged as collateral on interest rate swaps. No reserve balance was required with the Federal Reserve Bank at either March 31, 2023 or March 31, 2022.
See accompanying notes to unaudited consolidated financial statements.

NICOLET BANKSHARES, INC.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation
General
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets, statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows of Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) and its subsidiaries, as of and for the periods presented, and all such adjustments are of a normal recurring nature. All material intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Critical Accounting Policies and Estimates
Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Estimates are used in accounting for, among other items, the allowance for credit losses, valuation of loans in acquisition transactions, useful lives for depreciation and amortization, fair value of financial instruments, impairment calculations, valuation of deferred tax assets, uncertain income tax positions and contingencies. These estimates are based on management’s knowledge of historical experience, current information, and other factors deemed to be relevant; accordingly, as this information changes, actual results could differ from those estimates. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes in applicable banking or tax regulations, and changes to deferred tax estimates. Nicolet considers accounting estimates to be critical to reported financial results if the accounting estimate requires management to make assumptions about matters that are highly uncertain and different estimates that are reasonably likely to occur from period to period, could have a material impact on the financial statements. The accounting estimates we consider to be critical include business combinations and the valuation of loans acquired, the determination of the allowance for credit losses, and income taxes.
There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying critical accounting policies and developing critical accounting estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements Adopted
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures. This ASU eliminated the accounting guidance for TDRs by creditors and enhanced the disclosure requirements for loan modifications to borrowers experiencing financial difficulty. The ASU also requires public business entities to expand the vintage disclosures to include gross charge-offs by year of origination. The updated guidance is effective for fiscal years beginning after December 15, 2022. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements; however, it resulted in new disclosures. See Note 6 for the new disclosures.
Future Accounting Pronouncements
In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program for which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense. A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. This ASU also requires specific disclosures of investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method. The updated guidance is effective for fiscal years beginning after December 15, 2023.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of the original guidance from December 31, 2022 to December 31, 2024. The Company continues to work through the cessation of LIBOR, including the modification of its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company expects to utilize the reference rate reform transition guidance, as applicable, and does not expect such adoption to have a material impact on its consolidated financial statements or financial disclosures. The Company will continue to assess the impact as the reference rate transition approaches June 30, 2023.

Reclassifications
Certain amounts in the 2022 consolidated financial statements have been reclassified to conform to the 2023 presentation. These reclassifications were not material and did not impact previously reported net income or comprehensive income.

Note 2 – Acquisition
Charter Bankshares, Inc. (“Charter”): On August 26, 2022, Nicolet completed its merger with Charter, pursuant to the Agreement and Plan of Merger dated March 29, 2022, at which time Charter merged with and into Nicolet, and Charter Bank, the wholly owned bank subsidiary of Charter, was merged with and into Nicolet National Bank (the “Bank”), the wholly owned bank subsidiary of Nicolet. In the merger, Charter stockholders received 15.458 shares of Nicolet common stock and $475 in cash for each share of Charter owned. As a result, Nicolet issued approximately 1.26 million shares of Nicolet common stock for stock consideration of $98 million and cash consideration of $39 million, for a total purchase price of $137 million. With the Charter merger, Nicolet expanded to Western Wisconsin and Minnesota.

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

Note 3 – Earnings per Common Share
Basic earnings per common share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by dividing net income (loss) by the weighted average number of shares adjusted for the dilutive effect of common stock awards (outstanding stock options and unvested restricted stock), if any. Presented below are the calculations for basic and diluted earnings per common share.

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Net income (loss)	$(8,898)	$24,164
Weighted average common shares outstanding	14,694	13,649
Effect of dilutive common stock awards	—	566
Diluted weighted average common shares outstanding	14,694	14,215
Basic earnings (loss) per common share*	$(0.61)	$1.77
Diluted earnings (loss) per common share*	$(0.61)	$1.70
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
As a result of the Company’s reported net loss for the three months ended March 31, 2023, all of the common stock awards outstanding were excluded from the computation of diluted earnings (loss) per common shares. For the three months ended March 31, 2022, options to purchase approximately 0.1 million shares were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.

Note 4 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors, and at March 31, 2023, approximately 0.7 million shares were available for grant under these stock-based compensation plans.
A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants for the three months ended March 31, 2022 were as follows. There were no stock options granted for the three months ended March 31, 2023.

Three Months Ended March 31, 2022
Dividend yield	—%
Expected volatility	30%
Risk-free interest rate	1.77%
Expected average life	7 years
Weighted average per share fair value of options	$32.99

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2022	1,853,064	$59.79
Granted	—	—
Exercise of stock options *	(5,329)	34.82
Outstanding - March 31, 2023	1,847,735	$59.86	5.7	$16,359
Exercisable - March 31, 2023	1,278,592	$52.22	4.6	$16,302
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the three months ended March 31, 2023, 492 such shares were withheld by the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the three months ended March 31, 2023 and 2022 was approximately $0.2 million and $3.0 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2022	$76.49	73,490
Granted	—	—
Vested	72.00	(500)
Outstanding - March 31, 2023	$76.52	72,990
The Company recognized approximately $1.4 million and $1.8 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for the three months ended March 31, 2023 and 2022, respectively, associated with its common stock awards granted to officers and employees. As of March 31, 2023, there was approximately $17.2 million of unrecognized compensation cost related to equity award grants, which is expected to be recognized over the remaining vesting period of approximately three years. The Company recognized a tax benefit of less than $0.1 million and approximately $0.4 million for the three months ended March 31, 2023 and 2022, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

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

The amortized cost and fair value of securities AFS and HTM are summarized as follows.

	March 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$192,166	$—	$6,058	$186,108
U.S. government agency securities	9,959	36	25	9,970
State, county and municipals	428,643	692	31,887	397,448
Mortgage-backed securities	350,712	—	39,091	311,621
Corporate debt securities	125,349	—	7,320	118,029
Total securities AFS	$1,106,829	$728	$84,381	$1,023,176

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$192,116	$—	$8,286	$183,830
U.S. government agency securities	2,133	—	33	2,100
State, county and municipals	433,733	123	35,668	398,188
Mortgage-backed securities	227,650	10	26,728	200,932
Corporate debt securities	140,712	3	8,147	132,568
Total securities AFS	$996,344	$136	$78,862	$917,618
Securities HTM:
U.S. Treasury securities	$497,648	$—	$35,722	$461,926
U.S. government agency securities	8,744	46	—	8,790
State, county and municipals	34,874	—	3,349	31,525
Mortgage-backed securities	137,862	—	16,751	121,111
Total securities HTM	$679,128	$46	$55,822	$623,352
On March 7, 2023, Nicolet executed the sale of $500 million (par value) U.S. Treasury held to maturity securities for a pre-tax loss of $38 million or an after-tax loss of $28 million. Proceeds from the sale were used to reduce existing FHLB borrowings with the remainder held in investable cash. As a result of the sale of securities previously classified as held to maturity, the remaining unsold portfolio of held to maturity securities, with a book value of $177 million, was reclassified to available for sale with a carrying value of approximately $157 million. The unrealized loss on this portfolio of $20 million increased the balance of accumulated other comprehensive loss $15 million, net of the deferred tax effect, and is subject to future market changes.

Proceeds and realized gains or losses from the sale of AFS and HTM securities were as follows.

	Three Months Ended March 31,
(in thousands)	2023	2022
Securities AFS:
Gross gains	$126	$20
Gross losses	(339)	(5)
Gains (losses) on sales of securities AFS, net	$(213)	$15
Proceeds from sales of securities AFS	$22,565	$3,400
Securities HTM:
Gross gains	$—	$—
Gross losses	(37,723)	—
Gains (losses) on sales of securities HTM, net	$(37,723)	$—
Proceeds from sales of securities HTM	$460,051	$—
All mortgage-backed securities included in the tables above were issued by U.S. government agencies and corporations. Investment securities with a carrying value of $414 million and $883 million, as of March 31, 2023 and December 31, 2022, respectively, were pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Accrued interest on investment securities totaled $6 million at both March 31, 2023 and December 31, 2022, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	March 31, 2023
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$456	$8	$185,640	$6,050	$186,096	$6,058	9
U.S. government agency securities	2,718	20	107	5	2,825	25	9
State, county and municipals	79,617	1,826	247,397	30,061	327,014	31,887	608
Mortgage-backed securities	35,724	2,158	275,897	36,933	311,621	39,091	464
Corporate debt securities	68,654	2,583	44,995	4,737	113,649	7,320	75
Total	$187,169	$6,595	$754,036	$77,786	$941,205	$84,381	1,165

	December 31, 2022
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$448	$14	$183,382	$8,272	$183,830	$8,286	9
U.S. government agency securities	2,083	32	17	1	2,100	33	9
State, county and municipals	277,546	18,041	86,569	17,627	364,115	35,668	812
Mortgage-backed securities	102,108	11,320	95,614	15,408	197,722	26,728	376
Corporate debt securities	114,887	6,186	12,938	1,961	127,825	8,147	90
Total	$497,072	$35,593	$378,520	$43,269	$875,592	$78,862	1,296
Securities HTM:
U.S. Treasury securities	$—	$—	$461,926	$35,722	$461,926	$35,722	6
State, county and municipals	17,591	1,594	11,654	1,755	29,245	3,349	58
Mortgage-backed securities	68,108	8,029	53,003	8,722	121,111	16,751	106
Total	$85,699	$9,623	$526,583	$46,199	$612,282	$55,822	170
During first quarter 2023, the Company recognized provision expense of $2.3 million related to the expected credit loss on its Signature Bank sub debt investment (acquired in an acquisition), and immediately charged-off the full investment. The Company does not consider its remaining securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these AFS securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. As of March 31, 2023 and December 31, 2022, no allowance for credit losses on AFS securities was recognized.
The Company evaluated the HTM securities and determined no allowance for credit losses was necessary at December 31, 2022. The U.S. Treasury and U.S. government agency securities are guaranteed by the U.S. government. For the state, county and municipal securities, management considered issuer bond ratings, historical loss rates by bond ratings, whether issuers continue to make timely principal and interest payments per the contractual terms of the investment securities, internal forecasts, and whether or not such investment securities provide insurance, other credit enhancement, or are pre-refunded by the issuers. For the mortgage-backed securities, all such securities were issued by U.S. government agencies and corporations, which are currently explicitly or implicitly guaranteed by the U.S. government and have a long history of no credit losses.

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

As of March 31, 2023	Securities AFS
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$225,921	$223,243
Due in one year through five years	173,794	163,788
Due after five years through ten years	223,776	201,296
Due after ten years	132,626	123,228
	756,117	711,555
Mortgage-backed securities	350,712	311,621
Total investment securities	$1,106,829	$1,023,176
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

	March 31, 2023	December 31, 2022
(in thousands)	Amount	Amount
Federal Reserve Bank stock	$32,708	$32,219
Federal Home Loan Bank (“FHLB”) stock	10,174	18,625
Equity securities with readily determinable fair values	3,912	4,376
Other investments	10,688	10,066
Total other investments	$57,482	$65,286

Note 6 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	March 31, 2023		December 31, 2022
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,330,052	21%	$1,304,819	21%
Owner-occupied commercial real estate (“CRE”)	969,064	16	954,599	15
Agricultural	1,065,909	17	1,088,607	18
CRE investment	1,146,388	19	1,149,949	19
Construction & land development	333,370	5	318,600	5
Residential construction	134,782	2	114,392	2
Residential first mortgage	1,014,166	16	1,016,935	16
Residential junior mortgage	177,026	3	177,332	3
Retail & other	52,975	1	55,266	1
Loans	6,223,732	100%	6,180,499	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	62,412		61,829
Loans, net	$6,161,320		$6,118,670
Allowance for credit losses - Loans to loans	1.00%		1.00%
Accrued interest on loans totaled $16 million and $15 million at March 31, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

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
A roll forward of the allowance for credit losses - loans is summarized as follows.

	Three Months Ended		Year Ended
(in thousands)	March 31, 2023	March 31, 2022	December 31, 2022
Beginning balance	$61,829	$49,672	$49,672
ACL on PCD loans acquired	—	—	1,937
Provision for credit losses	750	300	10,950
Charge-offs	(184)	(100)	(1,033)
Recoveries	17	34	303
Net (charge-offs) recoveries	(167)	(66)	(730)
Ending balance	$62,412	$49,906	$61,829
The following tables present the balance and activity in the ACL-Loans by portfolio segment.

	Three Months Ended March 31, 2023
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$16,350	$9,138	$9,762	$12,744	$2,572	$1,412	$6,976	$1,846	$1,029	$61,829
Provision	457	172	(328)	210	106	262	(206)	(31)	108	750
Charge-offs	(118)	—	—	—	—	—	—	—	(66)	(184)
Recoveries	10	—	2	—	—	—	1	—	4	17
Net (charge-offs) recoveries	(108)	—	2	—	—	—	1	—	(62)	(167)
Ending balance	$16,699	$9,310	$9,436	$12,954	$2,678	$1,674	$6,771	$1,815	$1,075	$62,412
As % of ACL-Loans	27%	15%	15%	21%	4%	2%	11%	3%	2%	100%

	Year Ended December 31, 2022
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$12,613	$7,222	$9,547	$8,462	$1,812	$900	$6,844	$1,340	$932	$49,672
ACL on PCD loans	1,408	384	—	38	2	—	93	12	—	1,937
Provision	2,415	2,087	215	4,075	758	512	96	493	299	10,950
Charge-offs	(190)	(555)	—	—	—	—	(65)	—	(223)	(1,033)
Recoveries	104	—	—	169	—	—	8	1	21	303
Net (charge-offs) recoveries	(86)	(555)	—	169	—	—	(57)	1	(202)	(730)
Ending balance	$16,350	$9,138	$9,762	$12,744	$2,572	$1,412	$6,976	$1,846	$1,029	$61,829
As % of ACL-Loans	26%	15%	16%	21%	4%	2%	11%	3%	2%	100%
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
Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in accrued interest payable and other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The reserve for unfunded commitments was $3.0 million at both March 31, 2023 and December 31, 2022.
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

	Three Months Ended		Year Ended
(in thousands)	March 31, 2023	March 31, 2022	December 31, 2022
Provision for credit losses on:
Loans	$750	$300	$10,950
Unfunded commitments	—	—	550
Investment securities	2,340	—	—
Total	$3,090	$300	$11,500

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

March 31, 2023	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,419	$2,419	$1,084	$1,335	$506
Owner-occupied CRE	5,905	—	5,905	5,697	208	54
Agricultural	12,656	5,800	18,456	12,751	5,705	166
CRE investment	3,158	—	3,158	2,635	523	7
Construction & land development	650	—	650	650	—	—
Residential first mortgage	1,357	—	1,357	1,357	—	—
Residential junior mortgage	8	—	8	8	—	—
Total loans	$23,734	$8,219	$31,953	$24,182	$7,771	$733

December 31, 2022	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$3,475	$3,475	$1,927	$1,548	$595
Owner-occupied CRE	4,907	—	4,907	4,699	208	53
Agricultural	13,758	6,458	20,216	14,358	5,858	261
CRE investment	2,713	—	2,713	979	1,734	212
Construction & land development	670	—	670	670	—	—
Residential first mortgage	91	—	91	91	—	—
Total loans	$22,139	$9,933	$32,072	$22,724	$9,348	$1,121

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	March 31, 2023
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$256	$2,874	$1,326,922	$1,330,052
Owner-occupied CRE	388	7,128	961,548	969,064
Agricultural	178	18,782	1,046,949	1,065,909
CRE investment	—	4,126	1,142,262	1,146,388
Construction & land development	—	748	332,622	333,370
Residential construction	1,144	—	133,638	134,782
Residential first mortgage	3,852	4,986	1,005,328	1,014,166
Residential junior mortgage	219	196	176,611	177,026
Retail & other	222	55	52,698	52,975
Total loans	$6,259	$38,895	$6,178,578	$6,223,732
Percent of total loans	0.1%	0.6%	99.3%	100.0%

	December 31, 2022
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$210	$3,328	$1,301,281	$1,304,819
Owner-occupied CRE	833	5,647	948,119	954,599
Agricultural	20	20,416	1,068,171	1,088,607
CRE investment	—	3,832	1,146,117	1,149,949
Construction & land development	—	771	317,829	318,600
Residential construction	—	—	114,392	114,392
Residential first mortgage	3,628	3,780	1,009,527	1,016,935
Residential junior mortgage	236	224	176,872	177,332
Retail & other	261	82	54,923	55,266
Total loans	$5,188	$38,080	$6,137,231	$6,180,499
Percent of total loans	0.1%	0.6%	99.3%	100.0%

The following table presents nonaccrual loans by portfolio segment.

	March 31, 2023		December 31, 2022
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$2,874	7%	$3,328	9%
Owner-occupied CRE	7,128	18	5,647	15
Agricultural	18,782	48	20,416	53
CRE investment	4,126	11	3,832	10
Construction & land development	748	2	771	2
Residential construction	—	—	—	—
Residential first mortgage	4,986	13	3,780	10
Residential junior mortgage	196	1	224	1
Retail & other	55	—	82	—
Nonaccrual loans	$38,895	100%	$38,080	100%
Percent of total loans	0.6%		0.6%

Credit Quality Information:
The following tables present total loans by risk categories and gross charge-offs by year of origination. Acquired loans have been included based upon the actual origination date.

March 31, 2023	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$47,409	$312,964	$215,435	$96,534	$65,723	$111,114	$376,926	$—	$1,226,105
Grade 5	95	4,204	4,640	6,548	1,195	11,392	27,894	—	55,968
Grade 6	—	1,358	618	66	—	11,881	6,543	—	20,466
Grade 7	291	3,613	1,894	2,165	2,371	2,411	14,768	—	27,513
Total	$47,795	$322,139	$222,587	$105,313	$69,289	$136,798	$426,131	$—	$1,330,052
Current period gross charge-offs	$—	$(77)	$(26)	$—	$—	$—	$(15)	$—	$(118)
Owner-occupied CRE
Grades 1-4	$28,513	$155,362	$196,641	$103,973	$97,039	$322,852	$4,773	$—	$909,153
Grade 5	1,381	3,134	6,310	4,485	908	17,497	490	—	34,205
Grade 6	—	1,000	355	41	1,575	2,070	250	—	5,291
Grade 7	—	224	684	7,244	1,358	10,905	—	—	20,415
Total	$29,894	$159,720	$203,990	$115,743	$100,880	$353,324	$5,513	$—	$969,064
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Grades 1-4	$11,930	$280,631	$138,443	$83,733	$25,089	$152,730	$227,727	$—	$920,283
Grade 5	1,239	13,311	11,668	1,762	879	39,707	20,436	—	89,002
Grade 6	50	62	1,244	—	52	2,332	195	—	3,935
Grade 7	695	7,199	7,271	786	1,942	23,812	10,984	—	52,689
Total	$13,914	$301,203	$158,626	$86,281	$27,962	$218,581	$259,342	$—	$1,065,909
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
CRE investment
Grades 1-4	$8,011	$205,798	$228,060	$189,172	$132,082	$326,737	$11,704	$—	$1,101,564
Grade 5	2,825	563	1,633	3,552	3,312	21,095	—	—	32,980
Grade 6	—	—	—	—	1,159	3,778	183	—	5,120
Grade 7	—	—	21	523	2,316	3,663	201	—	6,724
Total	$10,836	$206,361	$229,714	$193,247	$138,869	$355,273	$12,088	$—	$1,146,388
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$6,947	$119,087	$144,313	$11,980	$8,802	$36,033	$5,290	$—	$332,452
Grade 5	—	34	—	—	12	92	—	—	138
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	32	—	—	—	748	—	—	780
Total	$6,947	$119,153	$144,313	$11,980	$8,814	$36,873	$5,290	$—	$333,370
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$5,036	$114,512	$12,948	$1,045	$121	$549	$—	$—	$134,211
Grade 5	—	—	571	—	—	—	—	—	571
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$5,036	$114,512	$13,519	$1,045	$121	$549	$—	$—	$134,782
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$35,309	$309,434	$270,665	$142,741	$66,489	$173,612	$1,426	$3	$999,679
Grade 5	—	1,364	776	987	1,776	2,759	—	—	7,662
Grade 6	—	—	—	—	703	—	—	—	703
Grade 7	—	152	477	178	359	4,956	—	—	6,122
Total	$35,309	$310,950	$271,918	$143,906	$69,327	$181,327	$1,426	$3	$1,014,166
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential junior mortgage
Grades 1-4	$2,784	$9,905	$4,291	$5,055	$3,071	$4,780	$140,169	$6,570	$176,625
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	35	205	—	—	23	138	—	401
Total	$2,784	$9,940	$4,496	$5,055	$3,071	$4,803	$140,307	$6,570	$177,026
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Retail & other
Grades 1-4	$1,646	$10,603	$8,010	$3,659	$2,622	$4,451	$21,885	$—	$52,876
Grade 5	—	—	21	—	—	—	—	—	21
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	46	2	1	29	—	—	78
Total	$1,646	$10,603	$8,077	$3,661	$2,623	$4,480	$21,885	$—	$52,975
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(66)	$—	$(66)
Total loans	$154,161	$1,554,581	$1,257,240	$666,231	$420,956	$1,292,008	$871,982	$6,573	$6,223,732

December 31, 2022	Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$317,394	$226,065	$101,374	$68,884	$50,189	$77,589	$360,978	$—	$1,202,473
Grade 5	9,938	5,902	10,811	1,530	3,986	4,562	20,617	—	57,346
Grade 6	1,459	2,283	629	511	402	11,653	14,047	—	30,984
Grade 7	556	293	3,211	2,990	775	1,070	5,121	—	14,016
Total	$329,347	$234,543	$116,025	$73,915	$55,352	$94,874	$400,763	$—	$1,304,819
Current period gross charge-offs	$(38)	$(41)	$(2)	$—	$(109)	$—	$—	$—	$(190)
Owner-occupied CRE
Grades 1-4	$151,391	$190,313	$105,156	$100,606	$91,479	$252,574	$6,734	$—	$898,253
Grade 5	5,241	3,192	4,287	2,163	4,791	14,632	348	—	34,654
Grade 6	—	—	763	2,361	—	877	—	—	4,001
Grade 7	227	706	6,344	616	—	9,798	—	—	17,691
Total	$156,859	$194,211	$116,550	$105,746	$96,270	$277,881	$7,082	$—	$954,599
Current period gross charge-offs	$—	$—	$—	$—	$—	$(555)	$—	$—	$(555)
Agricultural
Grades 1-4	$275,208	$145,272	$85,413	$25,463	$19,687	$130,849	$249,033	$—	$930,925
Grade 5	13,295	18,178	2,694	1,992	517	43,927	21,199	—	101,802
Grade 6	115	1,457	28	33	—	5,258	429	—	7,320
Grade 7	7,165	2,632	720	1,977	4,611	19,948	11,507	—	48,560
Total	$295,783	$167,539	$88,855	$29,465	$24,815	$199,982	$282,168	$—	$1,088,607
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
CRE investment
Grades 1-4	$205,930	$229,252	$192,527	$134,301	$79,649	$248,595	$11,383	$—	$1,101,637
Grade 5	567	1,649	3,578	4,266	3,086	24,897	—	—	38,043
Grade 6	—	—	—	1,170	2,396	2,483	206	—	6,255
Grade 7	—	—	121	299	245	3,140	209	—	4,014
Total	$206,497	$230,901	$196,226	$140,036	$85,376	$279,115	$11,798	$—	$1,149,949
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$104,804	$140,727	$12,188	$9,747	$23,811	$13,138	$13,235	$—	$317,650
Grade 5	37	—	—	14	—	95	—	—	146
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	33	—	—	—	—	771	—	—	804
Total	$104,874	$140,727	$12,188	$9,761	$23,811	$14,004	$13,235	$—	$318,600
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$92,417	$16,774	$966	$123	$336	$229	$3,547	$—	$114,392
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$92,417	$16,774	$966	$123	$336	$229	$3,547	$—	$114,392
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$318,628	$272,011	$147,857	$68,975	$31,208	$162,153	$2,080	$3	$1,002,915
Grade 5	1,494	758	997	1,803	2,272	465	—	—	7,789
Grade 6	—	—	—	711	—	—	—	—	711
Grade 7	154	329	188	349	197	4,303	—	—	5,520
Total	$320,276	$273,098	$149,042	$71,838	$33,677	$166,921	$2,080	$3	$1,016,935
Current period gross charge-offs	$—	$—	$—	$—	$—	$(65)	$—	$—	$(65)
Residential junior mortgage
Grades 1-4	$10,119	$4,580	$5,207	$3,151	$1,573	$3,409	$142,784	$5,762	$176,585
Grade 5	—	—	—	—	—	143	165	—	308
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	206	—	—	—	24	209	—	439
Total	$10,119	$4,786	$5,207	$3,151	$1,573	$3,576	$143,158	$5,762	$177,332
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Retail & other
Grades 1-4	$12,318	$8,957	$4,221	$3,188	$1,035	$24,950	$492	$—	$55,161
Grade 5	—	23	—	—	—	—	—	—	23
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	23	22	2	30	5	—	—	82
Total	$12,318	$9,003	$4,243	$3,190	$1,065	$24,955	$492	$—	$55,266
Current period gross charge-offs	$—	$(1)	$(6)	$(1)	$—	$—	$(215)	$—	$(223)
Total loans	$1,528,490	$1,271,582	$689,302	$437,225	$322,275	$1,061,537	$864,323	$5,765	$6,180,499

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
Modifications to Borrowers Experiencing Financial Difficulty:
On January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting guidance for TDRs by creditors and enhanced the disclosure requirements for certain loan modifications to borrowers experiencing financial difficulty. The following table presents the amortized cost of loans that were both experiencing financial difficulty and were modified during the three months ended March 31, 2023, aggregated by portfolio segment and type of modification.

(in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Total	% of Total Loans
Commercial & industrial	$—	$—	$—	$—	$—	—%
Owner-occupied CRE	—	—	—	—	—	—%
Agricultural	110	—	—	—	110	0.01%
CRE investment	—	—	—	—	—	—%
Construction & land development	—	—	—	—	—	—%
Residential first mortgage	—	—	—	—	—	—%
Total	$110	$—	$—	$—	$110	—%
The loans presented in the table above have had more than insignificant payment delays (which the Company has defined as payment delays in excess of six months). These modified loans are closely monitored by the Company to understand the effectiveness of its modification efforts, and such loans generally remain in nonaccrual status pending a sustained period of performance in accordance with the modified terms.
As of March 31, 2023, there were no loans made to borrowers experiencing financial difficulty that were modified during the current period and subsequently defaulted, and there were no commitments to lend additional funds to such debtors.
Troubled Debt Restructuring Disclosures Prior to Adoption of ASU 2022-02:
As of December 31, 2022, the Company had restructured loans totaling $18 million, with a pre-modification balance of $24 million, all of which were also reflected as nonaccrual loans. There were no restructured loans modified during 2022 that subsequently defaulted, and there were no commitments to lend additional funds to such debtors.

Note 7 – Goodwill and Other Intangibles and Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life that would affect expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance of the underlying operations or assets which give rise to the intangible. Management also regularly monitors economic factors for potential impairment indications on the value of our franchise, stability of deposits, and the wealth client base, underlying our goodwill and other intangibles. Management concluded no impairment was indicated for the three months ended March 31, 2023 and the year ended December 31, 2022. A summary of goodwill and other intangibles was as follows.

(in thousands)	March 31, 2023	December 31, 2022
Goodwill	$367,387	$367,387
Core deposit intangibles	30,667	32,701
Customer list intangibles	2,223	2,350
Other intangibles	32,890	35,051
Goodwill and other intangibles, net	$400,277	$402,438
Goodwill: A summary of goodwill was as follows. During 2022, goodwill increased due to the Charter acquisition.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2023	December 31, 2022
Goodwill:
Goodwill at beginning of year	$367,387	$317,189
Acquisitions	—	49,970
Purchase accounting adjustment	—	228
Goodwill at end of period	$367,387	$367,387
Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. A summary of other intangible assets was as follows. During 2022, core deposit intangibles increased due to the Charter acquisition.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2023	December 31, 2022
Core deposit intangibles:
Gross carrying amount	$60,724	$60,724
Accumulated amortization	(30,057)	(28,023)
Net book value	$30,667	$32,701
Additions during the period	$—	$19,364
Amortization during the period	$2,034	$6,108
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(3,300)	(3,173)
Net book value	$2,223	$2,350
Amortization during the period	$127	$508

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

	Three Months Ended	Year Ended
(in thousands)	March 31, 2023	December 31, 2022
Mortgage servicing rights asset:
MSR asset at beginning of year	$13,080	$13,636
Capitalized MSR	204	2,327
Amortization during the period	(740)	(2,883)
MSR asset at end of period	$12,544	$13,080
Valuation allowance at beginning of year	$(500)	$(1,200)
Reversals	500	700
Valuation allowance at end of period	$—	$(500)
MSR asset, net	$12,544	$12,580
Fair value of MSR asset at end of period	$17,708	$17,215
Residential mortgage loans serviced for others	$1,620,150	$1,637,109
Net book value of MSR asset to loans serviced for others	0.77%	0.77%
Loan servicing rights (“LSR”): The Company acquired an LSR asset in December 2021 which will be amortized over the estimated remaining loan service period. The Company does not expect to add new loans to this servicing portfolio. A summary of the changes in the LSR asset were as follows.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2023	December 31, 2022
Loan servicing rights asset:
LSR asset at beginning of year	$11,039	$20,055
Amortization during the period	(552)	(9,016)
LSR asset at end of period	$10,487	$11,039
Agricultural loans serviced for others	$528,891	$538,392
The following table shows the estimated future amortization expense for amortizing intangible assets and the servicing assets. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of March 31, 2023. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset	LSR asset
Year ending December 31,
2023 (remaining nine months)	$5,555	$356	$1,672	$1,656
2024	6,298	449	2,680	1,962
2025	5,161	449	1,942	1,717
2026	3,983	249	1,434	1,472
2027	3,218	166	1,434	1,227
2028	2,622	166	1,432	981
Thereafter	3,830	388	1,950	1,472
Total	$30,667	$2,223	$12,544	$10,487

Note 8 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. At March 31, 2023, short-term borrowings included $50 million of short-term FHLB advances due in September 2023 with a weighted average rate of 4.26%. At December 31, 2022, short-term borrowings included $317 million of short-term FHLB advances, comprised of $117 million due in January 2023 at a weighted average rate of 4.29% and $200 million due in September 2023 at a weighted average rate of 4.30%.
Long-Term Borrowings:
Long-term borrowings include any borrowing with an original maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	March 31, 2023	December 31, 2022
FHLB advances	$5,000	$33,000
Junior subordinated debentures	39,928	39,720
Subordinated notes	152,520	152,622
Total long-term borrowings	$197,448	$225,342
FHLB Advances: The Federal Home Loan Bank (“FHLB”) advances bear fixed rates, require interest-only monthly payments, and have maturity dates through March 2025. The weighted average rate of the FHLB advances was 1.55% at March 31, 2023 and 1.09% at December 31, 2022.
Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debenture. All the junior subordinated debentures are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. At both March 31, 2023 and December 31, 2022, approximately $38 million of trust preferred securities qualify as Tier 1 capital.

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
In December 2021, Nicolet assumed two subordinated note issuances at a premium as the result of an acquisition. One issuance was $30 million in fixed-to-floating rate subordinated notes due in 2028, with a fixed annual interest rate of 5.875% for the first five years, and will reset quarterly thereafter to the then current three-month LIBOR plus 2.88% The second issuance was $22 million in fixed-to-floating rate subordinated notes due in 2030, with a fixed annual interest rate of 7.00% for the first five years, and will reset quarterly thereafter to the then current SOFR plus 687.5 basis points. The Notes due in 2028 are redeemable beginning June 1, 2023, and quarterly thereafter on any interest payment date, while the Notes due in 2030 are redeemable beginning June 30, 2025, and quarterly thereafter on any interest payment date. All Notes qualify as Tier 2 capital for regulatory purposes.

The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of March 31, 2023				As of December 31, 2022
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs (1)	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (2)	12/15/2035	6.30%	$10,310	$(2,527)	$7,783	6.20%	$7,734
Baylake Capital Trust II (3)	9/30/2036	6.51%	16,598	(3,115)	13,483	6.08%	13,424
First Menasha Statutory Trust (4)	3/17/2034	7.70%	5,155	(476)	4,679	7.53%	4,668
County Bancorp Statutory Trust II (5)	9/15/2035	6.40%	6,186	(870)	5,316	6.30%	5,277
County Bancorp Statutory Trust III (6)	6/15/2036	6.56%	6,186	(928)	5,258	6.46%	5,219
Fox River Valley Capital Trust (7)	5/30/2033	6.40%	3,610	(201)	3,409	6.40%	3,398
Total			$48,045	$(8,117)	$39,928		$39,720
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$100,000	$(681)	$99,319	3.13%	$99,267
County Subordinated Notes due 2028	6/1/2028	5.88%	30,000	49	30,049	5.88%	30,119
County Subordinated Notes due 2030	6/30/2030	7.00%	22,400	752	23,152	7.00%	23,236
Total			$152,400	$120	$152,520		$152,622
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
(7) The debentures, assumed in December 2021 as the result of an acquisition, have a floating rate of 5-year swap rate plus 3.40%, which resets every five years.

Note 9 – Commitments and Contingencies
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees, and standby letters of credit. Such commitments may involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance sheet financial instruments. See Note 6 for information on the allowance for credit losses-unfunded commitments.
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	March 31, 2023	December 31, 2022
Commitments to extend credit	$1,850,215	$1,850,601
Financial standby letters of credit	23,246	26,530
Performance standby letters of credit	9,952	9,375
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract, and predominantly included commercial lines of credit with a term of one year or less. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the contractual amounts were $18 million and $17 million, respectively, at March 31, 2023. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale totaled $9 million and $9 million, respectively, at December 31, 2022. The net fair value of these mortgage derivatives combined was a net gain of $0.1 million at both March 31, 2023 and December 31, 2022.
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
Future developments could result in an unfavorable outcome for or resolution of any one or more of the legal proceedings in which Nicolet is a defendant, which may be material to Nicolet’s business or consolidated results of operations or financial condition for a particular fiscal period or periods. Although it is not possible to predict the outcomes of any of these legal proceedings or the range of possible loss, if any, based on the most recent information available, advice of counsel and available insurance coverage, if applicable, management believes that any liability resulting from such proceedings would not have a material adverse effect on our financial position or results of operations.

Note 10 – Fair Value Measurements
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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
March 31, 2023
U.S. Treasury securities	$186,108	$—	$186,108	$—
U.S. government agency securities	9,970	—	9,970	—
State, county and municipals	397,448	—	395,579	1,869
Mortgage-backed securities	311,621	—	310,638	983
Corporate debt securities	118,029	—	112,726	5,303
Securities AFS	$1,023,176	$—	$1,015,021	$8,155
Other investments (equity securities)	$3,912	$3,912	$—	$—
December 31, 2022
U.S. Treasury securities	$183,830	$—	$183,830	$—
U.S. government agency securities	2,100	—	2,100	—
State, county and municipals	398,188	—	396,315	1,873
Mortgage-backed securities	200,932	—	199,951	981
Corporate debt securities	132,568	—	127,269	5,299
Securities AFS	$917,618	$—	$909,465	$8,153
Other investments (equity securities)	$4,376	$4,376	$—	$—
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds and mortgage-backed securities. At March 31, 2023 and December 31, 2022, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.
The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

	Three Months Ended	Year Ended
Level 3 Fair Value Measurements:	March 31, 2023	December 31, 2022
Balance at beginning of year	$8,153	$8,065
Acquired balance	—	750
Maturities / Paydowns	—	(451)
Unrealized gain / (loss)	2	(211)
Balance at end of period	$8,155	$8,153

Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
March 31, 2023
Collateral dependent loans	$31,220	$—	$—	$31,220
Other real estate owned (“OREO”)	1,975	—	—	1,975
MSR asset	12,544	—	—	12,544
December 31, 2022
Collateral dependent loans	$30,951	$—	$—	$30,951
OREO	1,975	—	—	1,975
MSR asset	12,580	—	—	12,580
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
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

March 31, 2023
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$114,180	$114,180	$114,180	$—	$—
Certificates of deposit in other banks	11,293	11,181	—	11,181	—
Securities AFS	1,023,176	1,023,176	—	1,015,021	8,155
Other investments, including equity securities	57,482	57,482	3,912	42,982	10,588
Loans held for sale	4,962	5,057	—	5,057	—
Loans, net	6,161,320	5,962,242	—	—	5,962,242
MSR asset	12,544	17,708	—	—	17,708
Accrued interest receivable	21,796	21,796	21,796	—	—
Financial liabilities:
Deposits	$6,928,579	$6,918,140	$—	$—	$6,918,140
Short-term borrowings	50,000	50,000	—	50,000	—
Long-term borrowings	197,448	188,203	—	4,855	183,348
Accrued interest payable	4,219	4,219	4,219	—	—

December 31, 2022
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$154,723	$154,723	$154,723	$—	$—
Certificates of deposit in other banks	12,518	12,407	—	12,407	—
Securities AFS	917,618	917,618	—	909,465	8,153
Securities HTM	679,128	623,352	—	623,352	—
Other investments, including equity securities	65,286	65,286	4,376	52,093	8,817
Loans held for sale	1,482	1,529	—	1,529	—
Loans, net	6,118,670	5,863,570	—	—	5,863,570
MSR asset	12,580	17,215	—	—	17,215
Accrued interest receivable	21,275	21,275	21,275	—	—
Financial liabilities:
Deposits	$7,178,921	$7,172,779	$—	$—	$7,172,779
Short-term borrowings	317,000	317,000	317,000	—	—
Long-term borrowings	225,342	220,513	—	33,001	187,512
Accrued interest payable	4,265	4,265	4,265	—	—
The valuation methodologies for the financial instruments disclosed in the above table are described in Note 18, Fair Value Measurements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
Forward-Looking Statements
Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements are neither statements of historical fact nor assurance of future performance and generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about our future performance, operations, products and services, and should be viewed with caution. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those implied or anticipated by the statements. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors, many of which are beyond Nicolet’s control, that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Item 1A, “Risk Factors” of Nicolet’s 2022 Annual Report on Form 10-K include, but are not necessarily limited to the following:
•operating, legal and regulatory risks, including the effects of legislative or regulatory developments affecting the financial industry generally or Nicolet specifically;
•our ability to maintain liquidity, primarily through deposits, in light of recent events in the banking industry;
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
•changes in monetary and tax policies;
•changes occurring in business conditions and inflation and the possibility of a recession;
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
•each of the factors and risks under Item 1A, “Risk Factors” of Nicolet’s 2022 Annual Report on Form 10-K and in subsequent filings we make with the SEC; and
•the risk that Nicolet’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements.

Overview
The following discussion is management’s analysis of the consolidated financial condition as of March 31, 2023 and December 31, 2022 and results of operations for the three-month periods ended March 31, 2023 and 2022. It should be read in conjunction with Nicolet’s audited consolidated financial statements included in Nicolet’s 2022 Annual Report on Form 10-K.

Our financial performance and certain balance sheet line items were impacted by the timing and size of our acquisition of Charter Bankshares, Inc. (“Charter”) on August 26, 2022. Certain income statement results, average balances and related ratios include partial contributions from Charter from the acquisition date. Additional information on our acquisition activity is included in Note 2, “Acquisition” in the Notes to Unaudited Consolidated Financial Statements, under Part I, Item 1.

Economic Outlook and Recent Industry Developments
The current economic outlook is highly uncertain. A strong labor market is contributing to continuing positive economic activity and demand for goods and services; however, certain sectors are beginning to show signs of weakening. Real estate and manufacturing are slowing. Unemployment rates have not increased despite the significant increase in interest rates by the Federal Reserve to combat inflation (from a target range of 0.00%-0.25% in early March 2022 to 4.75%-5.00% at the end of March 2023). Many economists are anticipating a mild recession over the next year, but the long-term outlook is still positive as entrepreneurial activity remains strong.

During first quarter 2023, the banking industry experienced significant volatility with high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses, and eroding consumer confidence in the banking system. Despite these negative industry developments, Nicolet strengthened its balance sheet and maintained a solid liquidity position. During first quarter 2023, the Company sold $500 million in held to maturity securities and used the net proceeds to reduce wholesale funding, which repositioned the balance sheet for future growth. This reduction in wholesale funding also enhanced the Company’s already strong liquidity position.

Table 1: Earnings Summary and Selected Financial Data

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2023	12/31/2022	9/30/2022	6/30/2022	3/31/2022
Results of operations:
Net interest income	$56,721	$68,092	$62,990	$55,084	$53,795
Provision for credit losses	3,090	1,850	8,600	750	300
Noninterest income	(21,844)	14,846	13,000	14,131	15,943
Noninterest expense	44,875	43,989	42,567	36,538	37,550
Income (loss) before income tax expense	(13,088)	37,099	24,823	31,927	31,888
Income tax expense (benefit)	(4,190)	9,498	6,313	7,942	7,724
Net income (loss)	$(8,898)	$27,601	$18,510	$23,985	$24,164
Earnings (loss) per common share:
Basic	$(0.61)	$1.88	$1.33	$1.79	$1.77
Diluted	$(0.61)	$1.83	$1.29	$1.73	$1.70
Common Shares:
Basic weighted average	14,694	14,685	13,890	13,402	13,649
Diluted weighted average	14,694	15,110	14,310	13,852	14,215
Outstanding (period end)	14,698	14,691	14,673	13,407	13,457
Period-End Balances:
Loans	$6,223,732	$6,180,499	$5,984,437	$4,978,654	$4,683,315
Allowance for credit losses - loans	62,412	61,829	60,348	50,655	49,906
Total assets	8,192,354	8,763,969	8,895,916	7,370,252	7,320,212
Deposits	6,928,579	7,178,921	7,395,902	6,286,266	6,231,120
Stockholders’ equity (common)	961,792	972,529	938,463	839,387	836,310
Book value per common share	65.44	66.20	63.96	62.61	62.15
Tangible book value per common share (2)	38.20	38.81	36.21	37.49	37.03
Financial Ratios: (1)
Return on average assets	(0.42)%	1.26%	0.93%	1.32%	1.30%
Return on average common equity	(3.72)	11.47	8.25	11.48	11.38
Return on average tangible common equity (2)	(6.34)	19.85	13.93	19.21	18.75
Stockholders’ equity to assets	11.74	11.10	10.55	11.39	11.42
Tangible common equity to tangible assets (2)	7.21	6.82	6.26	7.15	7.14
Reconciliation of Non-GAAP Financial Measures:
Adjusted net income (loss) reconciliation: (3)
Net income (loss) (GAAP)	$(8,898)	$27,601	$18,510	$23,985	$24,164
Adjustments:
Provision expense (4)	2,340	—	8,000	—	—
Assets (gains) losses, net	38,468	(260)	46	(1,603)	(1,313)
Merger-related expense	163	492	519	555	98
Adjustments subtotal	40,971	232	8,565	(1,048)	(1,215)
Tax on Adjustments (25% effective tax rate)	10,243	58	2,141	(262)	(304)
Adjustments, net of tax	30,728	174	6,424	(786)	(911)
Core banking operations / Adjusted net income (Non-GAAP)	$21,830	$27,775	$24,934	$23,199	$23,253
Adjusted diluted earnings per common share (Non-GAAP)	$1.45	$1.84	$1.74	$1.67	$1.64
Tangible assets: (2)
Total assets	$8,192,354	$8,763,969	$8,895,916	$7,370,252	$7,320,212
Goodwill and other intangibles, net	400,277	402,438	407,117	336,721	338,068
Tangible assets	$7,792,077	$8,361,531	$8,488,799	$7,033,531	$6,982,144
Tangible common equity: (2)
Stockholders’ equity (common)	$961,792	$972,529	$938,463	$839,387	$836,310
Goodwill and other intangibles, net	400,277	402,438	407,117	336,721	338,068
Tangible common equity	$561,515	$570,091	$531,346	$502,666	$498,242
Tangible average common equity: (2)
Average stockholders’ equity (common)	$970,108	$954,970	$890,205	$837,975	$861,319
Average goodwill and other intangibles, net	401,212	403,243	363,211	337,289	338,694
Average tangible common equity	$568,896	$551,727	$526,994	$500,686	$522,625
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
(3) The adjusted net income / core banking operations measure is a non-GAAP financial measure that provides information that management believes is useful to investors in understanding our operating performance and trends and also aids investors in the comparison of our financial performance to the financial performance of peer banks. See section “Non-GAAP Financial Measures” below.
(4) Provision expense for 2023 is attributable to the expected loss on our investment in Signature Bank sub debt, and the provision expense for 2022 is attributable to the Day 2 allowance from the acquisition of Charter.

Non-GAAP Financial Measures
We identify “tangible book value per common share,” “return on average tangible common equity,” “tangible common equity to tangible assets” “adjusted net income / core banking operations,” and “adjusted diluted earnings per common share” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we identify certain financial measures as non-GAAP financial measures if such financial measures exclude or include amounts in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures, ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.
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
Performance Summary
Nicolet recognized a net loss of $9 million (or loss per diluted common share of $0.61) for first quarter 2023, compared to net income of $28 million (or earnings per diluted common share of $1.83) for fourth quarter 2022, and net income of $24 million (or earnings per diluted common share of $1.70) for first quarter 2022.
Core banking operations (or adjusted net income (Non-GAAP)) earned $22 million on growth in loans and wealth management fee revenue. Asset quality continued to be very good as nonperforming assets were 0.50% of total assets. Net income reflected non-core items and the related tax effect of each, including U.S. Treasury securities sale loss, expected loss (provision expense) on the Signature Bank sub debt investment (acquired in an acquisition), merger-related expenses, Day 2 credit provision expense required under the CECL model, as well as gains / (losses) on other assets and investments. These non-core items negatively impacted earnings per diluted common share $2.06 for first quarter 2023 and $0.01 for fourth quarter 2022, and positively impacted earnings per diluted common share $0.06 for first quarter 2022.
On March 7, 2023, Nicolet executed the sale of $500 million (par value) U.S. Treasury held to maturity securities for a pre-tax loss of $38 million or an after-tax loss of $28 million to reposition the balance sheet for future growth. The $500 million portfolio yielded approximately 88 bps with scheduled maturities in 2024 and 2025 (or average duration of 2 years). Proceeds from the sale were used to reduce existing FHLB borrowings with the remainder held in investable cash. The following table summarizes the estimated annual impact of this balance sheet repositioning.

Sale Metrics	$ in Millions	Assumptions
Loss on sale of U.S.Treasury securities	$(37,723)	Sale of $500 million U.S. Treasury securities yielding 88 bps

Lost interest from U.S. Treasury securities	$(4,380)	Assumes $500 million at 88 bps
Lower interest expense on FHLB borrowings	17,128	Assumes $377 million at 456 bps (at time of sale)
Interest income from investable cash	3,905	Assumes $83 million at 465 bps (at time of sale)
Projected net impact from repositioning	$16,653
Estimated earn back (in years)	2.26
As a result of the sale of securities previously classified as held to maturity, the remaining unsold portfolio of held to maturity securities, with a book value of $177 million, was reclassified to available for sale with a carrying value of approximately $157 million. The unrealized loss on this portfolio of $20 million increased the balance of accumulated other comprehensive loss (AOCI) $15 million, net of the deferred tax effect, and is subject to future market changes.
•At March 31, 2023, assets were $8.2 billion, a decrease of $572 million (7%) from December 31, 2022, mostly in investment securities due to the balance sheet repositioning. Compared to March 31, 2022, assets increased $872 million (12%) due to the acquisition of Charter as well as strong organic loan growth.

•At March 31, 2023, loans were $6.2 billion, an increase of $43 million (3% annualized) from December 31, 2022. Compared to March 31, 2022, loans increased $1.5 billion (33%), largely due to the Charter acquisition and strong organic loan growth. For additional information regarding loans, see “BALANCE SHEET ANALYSIS — Loans.”
•Total deposits were $6.9 billion at March 31, 2023, down $250 million from December 31, 2022, mostly in noninterest-bearing demand deposits. Compared to March 31, 2022, deposits increased $697 million (11%), largely due to the Charter acquisition. For additional information regarding deposits, see “BALANCE SHEET ANALYSIS – Deposits.”
•The net interest margin was 2.91% for first quarter 2023, 32 bps lower than the comparable 2022 period. The favorable increase in the earning asset yield of 101 bps, was more than offset by a 195 bps increase in the cost of funds, and the net free funds improved 62 bps. Net interest income increased $2.9 million (5%) over first quarter 2022, including a $29.5 million increase in interest income offset by a $26.5 million increase in interest expense. For additional information regarding net interest income, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”
•Noninterest income was a negative $21.8 million for first quarter 2023, a $37.8 million unfavorable change compared to first quarter 2022. Excluding net asset gains (losses), noninterest income for first quarter 2023 was $16.6 million, a $2.0 million increase over first quarter 2022. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”
•Noninterest expense was $44.9 million for first quarter 2023, an increase of $7.3 million (20%) over first quarter 2022. Personnel costs increased $3.1 million (15%), while non-personnel expenses combined increased $4.2 million (26%) compared to first quarter 2022. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Three Months Ended March 31,
	2023			2022
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Commercial-based loans	$5,145,341	$65,512	5.09%	$3,920,744	$43,197	4.41%
Retail-based loans	1,056,439	13,674	5.18%	768,040	8,137	4.24%
Total loans, including loan fees (1)(2)	6,201,780	79,186	5.11%	4,688,784	51,334	4.38%
Investment securities:
Taxable	1,224,395	4,961	1.63%	1,386,593	5,127	1.48%
Tax-exempt (2)	284,140	2,285	3.22%	189,031	1,031	2.18%
Total investment securities	1,508,535	7,246	1.93%	1,575,624	6,158	1.57%
Other interest-earning assets	120,275	1,536	5.11%	446,783	817	0.73%
Total non-loan earning assets	1,628,810	8,782	2.16%	2,022,407	6,975	1.38%
Total interest-earning assets	7,830,590	$87,968	4.49%	6,711,191	$58,309	3.48%
Other assets, net	740,033			808,445
Total assets	$8,570,623			$7,519,636
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$888,979	$2,365	1.08%	$821,452	$105	0.05%
Interest-bearing demand	985,778	3,339	1.37%	1,052,076	701	0.27%
Money market accounts (“MMA”)	1,847,701	11,190	2.46%	1,540,506	323	0.09%
Core time deposits	602,882	2,693	1.81%	595,864	508	0.35%
Total interest-bearing core deposits	4,325,340	19,587	1.84%	4,009,898	1,637	0.17%
Brokered deposits	566,282	5,350	3.83%	459,460	555	0.49%
Total interest-bearing deposits	4,891,622	24,937	2.07%	4,469,358	2,192	0.20%
Other interest-bearing liabilities	499,485	5,718	4.58%	214,557	1,931	3.60%
Total interest-bearing liabilities	5,391,107	30,655	2.30%	4,683,915	4,123	0.35%
Noninterest-bearing demand	2,168,640			1,923,186
Other liabilities	40,768			51,216
Stockholders’ equity	970,108			861,319
Total liabilities and stockholders’ equity	$8,570,623			$7,519,636
Net interest income and rate spread		$57,313	2.19%		$54,186	3.13%
Tax-equivalent adjustment & net free funds		592	0.72%		391	0.10%
Net interest income and net interest margin		$56,721	2.91%		$53,795	3.23%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended March 31, 2023 Compared to March 31, 2022:
	Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)
Interest-earning assets
Commercial-based loans	$14,894	$7,421	$22,315
Retail-based loans	3,481	2,056	5,537
Total loans, including loan fees (2) (3)	18,375	9,477	27,852
Investment securities:
Taxable	(1,243)	1,077	(166)
Tax-exempt (3)	646	608	1,254
Total investment securities	(597)	1,685	1,088
Other interest-earning assets	(100)	819	719
Total non-loan earning assets	(697)	2,504	1,807
Total interest-earning assets	$17,678	$11,981	$29,659
Interest-bearing liabilities
Savings	$9	$2,251	$2,260
Interest-bearing demand	(41)	2,679	2,638
MMA	78	10,789	10,867
Core time deposits	6	2,179	2,185
Total interest-bearing core deposits	52	17,898	17,950
Brokered deposits	158	4,637	4,795
Total interest-bearing deposits	210	22,535	22,745
Other interest-bearing liabilities	3,143	644	3,787
Total interest-bearing liabilities	3,353	23,179	26,532
Net interest income	$14,325	$(11,198)	$3,127
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

The Federal Reserve raised short-term interest rates a total of 425 bps during 2022, increasing the Federal Funds rate to a range of 4.25% to 4.50% as of December 31, 2022. Additional increases totaling 50 bps were made in first quarter 2023, resulting in a Federal Funds range of 4.75% to 5.00% as of March 31, 2023.
Tax-equivalent net interest income was $57 million for first quarter 2023, an increase of $3 million (6%) over first quarter 2022). The $3 million increase in tax-equivalent net interest income was attributable to net favorable volumes (which added $14 million to net interest income, mostly from the Charter acquisition and solid loan growth) and net unfavorable rates (which decreased net interest income $11 million from higher deposit costs and the lag in repricing the loan portfolio to current market interest rates).
Average interest-earning assets increased to $7.8 billion, up $1.1 billion (17%) over the comparable 2022 period, primarily due to the timing of the acquisition of Charter. Between the comparable three-month periods, average loans increased $1.5 billion (32%), mostly due to timing of the Charter acquisition (which added loans of $827 million at acquisition) and strong organic loan growth throughout 2022. Average investment securities decreased $67 million between the comparable three-month periods, while other interest-earning assets declined $327 million, mostly due to lower cash. As a result, the mix of average interest-earning assets shifted to 79% loans, 19% investments and 2% other interest-earning assets (mostly cash) for first quarter 2023, compared to 70%, 23% and 7%, respectively, for first quarter 2022.
Average interest-bearing liabilities were $5.4 billion for first quarter 2023, an increase of $707 million (15%) over first quarter 2022, primarily due to the timing of the acquisition of Charter. Average interest-bearing core deposits increased $315 million and average brokered deposits increased $107 million between the comparable three-month periods, reflecting the impact of the Charter acquisition and brokered funding to support the strong loan growth. Other interest-bearing liabilities increased $285 million between the comparable first quarter periods, partly due to wholesale funding acquired with Charter and partly due to FHLB borrowings to support the strong loan growth. The mix of average interest-bearing liabilities was 80% core deposits, 11% brokered deposits and 9% wholesale funding for the first quarter 2023, compared to 86%, 10%, and 4%, respectively, for the first quarter 2022.

The interest rate spread decreased 94 bps between the comparable first quarter periods, as our liabilities have repriced faster than our assets in the rapidly rising interest rate environment. The interest-earning asset yield increased 101 bps to 4.49% for the first three months of 2023, primarily due to the changing mix of interest-earning assets (mostly the reduction in cash noted above). The loan yield improved 73 bps to 5.11% between the comparable three-month periods, largely due to the repricing of new and renewed loans in a rising interest rate environment, while the yield on investment securities increased 36 bps to 1.93%. The cost of funds increased 195 bps to 2.30% for first quarter 2023, also reflecting the rising interest rate environment, a migration of customer deposits into higher rate deposit products, and a shift in the mix of interest-bearing liabilities (mostly the increase in wholesale funding noted above). The contribution from net free funds increased 62 bps, mostly due to the higher value in the rising interest rate environment. As a result, the tax-equivalent net interest margin was 2.91% for first quarter 2023, down 32 bps compared to 3.23% for first quarter 2022.
Tax-equivalent interest income was $88 million for first quarter 2023, up $30 million from first quarter 2022, comprised of $18 million higher volumes and $12 million higher average rates. Interest income on loans increased $28 million over first quarter 2022, mostly due to higher average balances from the Charter acquisition and strong organic loan growth. Interest expense increased to $31 million for first quarter 2023, up $27 million compared to first quarter 2022, comprised of $23 million higher overall cost of funds and $3 million higher volumes. Interest expense on deposits increased $23 million from first quarter 2022 mostly due to a much higher interest rate environment. Interest expense on wholesale funding increased between the comparable three-month periods, mostly due to higher average balances.
Provision for Credit Losses
The provision for credit losses was $3.1 million for the three months ended March 31, 2023 (comprised of $0.8 million related to the ACL-Loans and $2.3 million for the ACL on securities AFS), compared to $0.3 million for the three months ended March 31, 2022 (all related to the ACL-Loans). The provision for credit losses on loans was attributable to growth and changes in the underlying loan portfolio, while the provision for credit losses on securities AFS was due to the expected loss on our Signature Bank sub debt investment which was fully charged-off during first quarter 2023.
The provision for credit losses is predominantly a function of Nicolet’s methodology and judgment as to qualitative and quantitative factors used to determine the appropriateness of the ACL. The appropriateness of the ACL-Loans is affected by changes in the size and character of the loan portfolio, changes in levels of collateral dependent and other nonperforming loans, historical losses and delinquencies in each portfolio segment, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect expected credit losses. The ACL for securities is affected by risk of the underlying issuer, while the ACL for unfunded commitments is affected by many of the same factors as the ACL-Loans, as well as funding assumptions relative to lines of credit. See also Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures. For additional information regarding asset quality and the ACL-Loans, see “BALANCE SHEET ANALYSIS — Loans,” “— Allowance for Credit Losses - Loans,” and “— Nonperforming Assets.”

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Trust services fee income	$2,033	$2,011	$22	1%
Brokerage fee income	3,479	3,688	(209)	(6)
Wealth management fee income	5,512	5,699	(187)	(3)
Mortgage income, net	1,466	3,253	(1,787)	(55)
Service charges on deposit accounts	1,480	1,477	3	—
Card interchange income	3,033	2,581	452	18
BOLI income	1,200	933	267	29
Deferred compensation plan asset market valuations	946	(467)	1,413	(303)
LSR income, net	1,155	(382)	1,537	N/M
Other income	1,832	1,536	296	19
Subtotal	16,624	14,630	1,994	14
Asset gains (losses), net	(38,468)	1,313	(39,781)	N/M
Total noninterest income	$(21,844)	$15,943	$(37,787)	(237)%
N/M means not meaningful.

Noninterest income was a negative $21.8 million for the first three months of 2023, an unfavorable change of $37.8 million compared to the first three months of 2022, primarily due to the balance sheet repositioning. Excluding net asset gains (losses), noninterest income for first quarter 2023 was $16.6 million, a $2.0 million (14%) increase over first quarter 2022.
Wealth management fee income was $5.5 million, down $0.2 million (3%) from the first three months of 2022, as unfavorable market-related declines outpaced growth in accounts and assets under management.
Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSR”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $1.5 million, decreased $1.8 million (55%) between the comparable first quarter periods, mostly due to the rising interest rate environment reducing secondary market volumes and the related gains on sales. See also “Lending-Related Commitments” and Note 7, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.
Card interchange income grew $0.5 million (18%) between the comparable three-month periods due to higher volume and activity.
BOLI income was up $0.3 million between the comparable three-month periods, attributable to higher average balances from BOLI acquired with the Charter acquisition.
Loan servicing rights (“LSR”) income increased $1.5 million between the comparable first quarter periods mostly due to lower LSR amortization from the much slower prepayments speeds in the higher interest rate environment. See also Note 7, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional information on the LSR asset.
Other income of $1.8 million for the three months ended March 31, 2023 was up $0.3 million from the comparable 2022 period, largely due to broker fees.
Net asset losses of $38.5 million for the first three months of 2023 were primarily attributable to losses on the sale of approximately $500 million (par value) U.S. Treasury held to maturity securities executed in early March as part of a balance sheet repositioning, while net asset gains of $1.3 million for the first three months of 2022 were primarily attributable to gains on sales of other real estate owned (mostly closed bank branch locations).

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended March 31,
($ in thousands)	2023	2022	Change	% Change
Personnel	$24,328	$21,191	$3,137	15%
Occupancy, equipment and office	8,783	6,944	1,839	26
Business development and marketing	2,121	1,831	290	16
Data processing	3,988	3,387	601	18
Intangibles amortization	2,161	1,424	737	52
FDIC assessments	540	480	60	13
Merger-related expense	163	98	65	66
Other expense	2,791	2,195	596	27
Total noninterest expense	$44,875	$37,550	$7,325	20%
Non-personnel expenses	$20,547	$16,359	$4,188	26%
Average full-time equivalent (“FTE”) employees	943	833	110	13%
Noninterest expense was $44.9 million, an increase of $7.3 million (20%) over the first three months of 2022. Personnel costs increased $3.1 million (15%), while non-personnel expenses combined increased $4.2 million (26%) compared to the first three months of 2022.
Personnel expense was $24.3 million for the three months ended March 31, 2023, an increase of $3.1 million from the comparable period in 2022. Salary expense increased $3.0 million (17%) over the first three months of 2022, reflecting higher salaries from the larger employee base (with average full-time equivalent employees up 13%, mostly due to the Charter acquisition), investments in our wealth team, and merit increases between the years, partly offset by lower incentive compensation given the current period net loss. Fringe benefits increased $0.1 million (3%) over the first three months of 2022, commensurate with the larger employee base. Salary expense was also impacted by the change in the fair value of nonqualified deferred compensation plan liabilities from the recent market declines. See also “Noninterest Income” for the offsetting fair value change to the nonqualified deferred compensation plan assets.
Occupancy, equipment and office expense was $8.8 million for the first three months of 2023, up $1.8 million (26%) compared to the first three months of 2022, largely due to the expanded branch network with the Charter acquisition, as well as additional expense for software and technology solutions.
Business development and marketing expense was $2.1 million, up $0.3 million (16%) between the comparable first quarter periods, largely attributable to the timing and extent of marketing donations, promotions, and media to support our expanded branch network and community base.
Data processing expense was $4.0 million, up $0.6 million (18%) between the comparable three-month periods, mostly due to volume-based increases in core and card processing charges, partly from the Charter acquisition.
Intangibles amortization increased $0.7 million between the comparable first quarter periods due to higher amortization from the intangibles added with the recent acquisitions.
Other expense was $2.8 million, up $0.6 million (27%) between the comparable three-month periods, mostly due to higher professional fees.

Income Taxes
Income tax was a benefit of $4.2 million (effective tax rate of 32.0%) for the first three months of 2023, compared to expense of $7.7 million (effective tax rate of 24.2%) for the comparable period of 2022. The change in the effective tax rate was largely due to the increase in tax benefits with a pre-tax loss.

BALANCE SHEET ANALYSIS
At March 31, 2023, period end assets were $8.2 billion, a decrease of $572 million (7%) from December 31, 2022, mostly due to the sale of investment securities as part of our balance sheet repositioning. Total loans increased $43 million from December 31, 2022. Total deposits of $6.9 billion at March 31, 2023, decreased $250 million from December 31, 2022, while total borrowings decreased $295 million from December 31, 2022 in FHLB advances. Total stockholders’ equity was $962 million at March 31, 2023, a decrease of $11 million since December 31, 2022, also mostly from the balance sheet repositioning.
Compared to March 31, 2022, assets increased $872 million (12%), largely due to the acquisition of Charter and strong loan growth, partly offset by lower investment securities related to the balance sheet repositioning. Total loans increased $1.5 billion and total deposits increased $697 million from March 31, 2022, also largely due to the acquisition of Charter. Stockholders’ equity increased $125 million from March 31, 2022, primarily due to common stock issued in the Charter acquisition and net income, partially offset by negative net fair value investment changes.

Loans
Nicolet services a diverse customer base throughout Wisconsin, Michigan and Minnesota. We concentrate on originating loans in our local markets and assisting current loan customers. Nicolet actively utilizes government loan programs such as those provided by the U.S. Small Business Administration (“SBA”) and the U.S. Department of Agriculture’s Farm Service Agency (“FSA”).
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
For additional disclosures on loans, see also Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1. For information regarding the allowance for credit losses and nonperforming assets see “BALANCE SHEET ANALYSIS – Allowance for Credit Losses - Loans” and “BALANCE SHEET ANALYSIS – Nonperforming Assets.” A detailed discussion of the loan portfolio accounting policies, general loan portfolio characteristics, and credit risk are described in Note 1, “Nature of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of the Company’s 2022 Annual Report on Form 10-K.

Table 6: Period End Loan Composition

	March 31, 2023		December 31, 2022		March 31, 2022
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,330,052	21%	$1,304,819	21%	$1,063,300	23%
Owner-occupied CRE	969,064	16	954,599	15	794,946	17
Agricultural	1,065,909	17	1,088,607	18	826,364	18
Commercial	3,365,025	54	3,348,025	54	2,684,610	58
CRE investment	1,146,388	19	1,149,949	19	807,602	17
Construction & land development	333,370	5	318,600	5	211,640	4
Commercial real estate	1,479,758	24	1,468,549	24	1,019,242	21
Commercial-based loans	4,844,783	78	4,816,574	78	3,703,852	79
Residential construction	134,782	2	114,392	2	72,660	2
Residential first mortgage	1,014,166	16	1,016,935	16	721,107	15
Residential junior mortgage	177,026	3	177,332	3	133,817	3
Residential real estate	1,325,974	21	1,308,659	21	927,584	20
Retail & other	52,975	1	55,266	1	51,879	1
Retail-based loans	1,378,949	22	1,363,925	22	979,463	21
Total loans	$6,223,732	100%	$6,180,499	100%	$4,683,315	100%
As noted in Table 6 above, the loan portfolio at March 31, 2023, was 78% commercial-based and 22% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Total loans of $6.2 billion at March 31, 2023, increased $43 million (3% annualized) from December 31, 2022. At March 31, 2023, commercial and industrial loans represented the largest segment of Nicolet’s loan portfolio at 21% of the total portfolio, followed by CRE investment at 19% of the total portfolio. The loan portfolio is widely diversified and included the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, hospitality, retail, service, and businesses supporting the general building industry. The following chart provides the industry distribution of our commercial loan portfolio at March 31, 2023.

Commercial Loan Portfolio by Industry Type (based on NAICS codes)

The following table presents the maturity distribution of the loan portfolio.
Table 7: Loan Maturity Distribution

As of March 31, 2023	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$461,831	$658,961	$196,521	$12,739	$1,330,052
Owner-occupied CRE	75,722	658,076	207,699	27,567	969,064
Agricultural	322,511	333,575	368,658	41,165	1,065,909
CRE investment	137,888	734,765	243,544	30,191	1,146,388
Construction & land development	47,607	147,750	107,855	30,158	333,370
Residential construction *	39,145	8,368	3,232	84,037	134,782
Residential first mortgage	21,559	261,782	197,860	532,965	1,014,166
Residential junior mortgage	8,956	19,200	34,158	114,712	177,026
Retail & other	26,525	14,449	7,615	4,386	52,975
Total loans	$1,141,744	$2,836,926	$1,367,142	$877,920	$6,223,732
Percent by maturity distribution	18%	46%	22%	14%	100%
Total fixed rate loans	$496,022	$2,659,905	$986,196	$306,850	$4,448,973
Total floating rate loans	$645,722	$177,021	$380,946	$571,070	$1,774,759

As of December 31, 2022	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$433,319	$660,560	$197,352	$13,588	$1,304,819
Owner-occupied CRE	78,759	639,093	208,719	28,028	954,599
Agricultural	350,752	328,495	367,913	41,447	1,088,607
CRE investment	129,770	737,869	250,256	32,054	1,149,949
Construction & land development	64,169	131,889	92,379	30,163	318,600
Residential construction *	41,049	6,922	2,091	64,330	114,392
Residential first mortgage	22,985	263,810	202,514	527,626	1,016,935
Residential junior mortgage	6,814	19,941	33,201	117,376	177,332
Retail & other	27,814	15,002	8,021	4,429	55,266
Total loans	$1,155,431	$2,803,581	$1,362,446	$859,041	$6,180,499
Percent by maturity distribution	19%	45%	22%	14%	100%
Total fixed rate loans	$520,535	$2,631,295	$987,225	$315,982	$4,455,037
Total floating rate loans	$634,896	$172,286	$375,221	$543,059	$1,725,462
* The residential construction loans with a loan maturity after five years represent a construction to permanent loan product.

Allowance for Credit Losses - Loans
For additional disclosures on the allowance for credit losses, see Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1. A detailed discussion of the loan portfolio accounting policies, general loan portfolio characteristics, and credit risk are described in Note 1, “Nature of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of the Company’s 2022 Annual Report on Form 10-K.
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
At March 31, 2023, the ACL-Loans was $62 million (representing 1.00% of period end loans), unchanged from $62 million (or 1.00% of period end loans) at December 31, 2022 and up from $50 million (or 1.07% of period end loans) at March 31, 2022. The increase in the ACL-Loans from March 31, 2022 was mostly due to the Charter acquisition, which added $8 million of provision for the Day 2 allowance and $2 million related to purchased credit deteriorated loans. The components of the ACL-Loans are detailed further in Table 8 below.
Table 8: Allowance for Credit Losses - Loans

	Three Months Ended		Year Ended
(in thousands)	March 31, 2023	March 31, 2022	December 31, 2022
ACL-Loans:
Balance at beginning of period	$61,829	$49,672	$49,672
ACL on PCD loans acquired	—	—	1,937
Provision for credit losses	750	300	10,950
Charge-offs	(184)	(100)	(1,033)
Recoveries	17	34	303
Net (charge-offs) recoveries	(167)	(66)	(730)
Balance at end of period	$62,412	$49,906	$61,829
Net loan (charge-offs) recoveries:
Commercial & industrial	$(108)	$20	$(86)
Owner-occupied CRE	—	(36)	(555)
Agricultural	2	—	—
CRE investment	—	—	169
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	1	4	(57)
Residential junior mortgage	—	—	1
Retail & other	(62)	(54)	(202)
Total net (charge-offs) recoveries	$(167)	$(66)	$(730)
Ratios:
ACL-Loans to total loans	1.00%	1.07%	1.00%
Net charge-offs to average loans, annualized	0.01%	0.01%	0.01%

Nonperforming Assets
As part of its overall credit risk management process, management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to identify problem loans early and minimize the risk of loss. Management continues to actively work with customers and monitor credit risk from the ongoing economic uncertainty. For additional disclosures on credit quality, see Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1. For additional information on loans see “BALANCE SHEET ANALYSIS – Loans” and for additional information on the ACL-Loans see “BALANCE SHEET ANALYSIS – Allowance for Credit Losses-Loans.”
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”). At March 31, 2023, nonperforming assets were $41 million and represented 0.50% of total assets, compared to $40 million or 0.46% of total assets at December 31, 2022.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $76 million (1% of loans) and $53 million (1% of loans) at March 31, 2023 and December 31, 2022, respectively, with the increase primarily due to the downgrade of one commercial credit relationship. Potential problem loans require heightened management review given the pace at which a credit may deteriorate, the potential duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.
Table 9: Nonperforming Assets

(in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Nonperforming loans:
Commercial & industrial	$2,874	$3,328	$1,849
Owner-occupied CRE	7,128	5,647	5,007
Agricultural	18,782	20,416	23,570
Commercial	28,784	29,391	30,426
CRE investment	4,126	3,832	3,914
Construction & land development	748	771	1,054
Commercial real estate	4,874	4,603	4,968
Commercial-based loans	33,658	33,994	35,394
Residential construction	—	—	—
Residential first mortgage	4,986	3,780	3,919
Residential junior mortgage	196	224	242
Residential real estate	5,182	4,004	4,161
Retail & other	55	82	115
Retail-based loans	5,237	4,086	4,276
Total nonaccrual loans	38,895	38,080	39,670
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$38,895	$38,080	$39,670
Nonaccrual loans (included above) covered by guarantees	$5,372	$5,459	$4,675
OREO:
Commercial real estate owned	$628	$628	$797
Bank property real estate owned	1,347	1,347	9,019
Total OREO	1,975	1,975	9,816
Total nonperforming assets	$40,870	$40,055	$49,486
Ratios:
Nonperforming loans to total loans	0.62%	0.62%	0.85%
Nonperforming assets to total loans plus OREO	0.66%	0.65%	1.05%
Nonperforming assets to total assets	0.50%	0.46%	0.68%
ACL-Loans to nonperforming loans	160%	162%	126%

Deposits
Deposits represent Nicolet’s largest source of funds, and the strong core deposit base provides a stable funding source. As of March 31, 2023, approximately 83% of core deposit balances have been with Nicolet more than five years.
Core deposit balances of $6.4 billion at March 31, 2023 declined $181 million (3%) from December 31, 2022, partly due to the seasonal run-off of municipal deposits. Compared to March 31, 2022, core deposits increased $584 million (10%), largely due to the Charter acquisition. The deposit composition is presented in Table 10 below.
Table 10: Period End Deposit Composition

	March 31, 2023		December 31, 2022		March 31, 2022
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$2,094,623	30%	$2,361,816	33%	$1,912,995	31%
Interest-bearing demand	1,138,415	17%	1,279,850	18%	1,239,582	20%
Money market	1,886,879	27%	1,707,619	24%	1,500,442	24%
Savings	865,824	12%	931,417	13%	841,369	13%
Time	942,838	14%	898,219	12%	736,732	12%
Total deposits	$6,928,579	100%	$7,178,921	100%	$6,231,120	100%
Brokered transaction accounts	$233,393	4%	$252,829	3%	$228,079	4%
Brokered and listed time deposits	289,181	4%	339,066	5%	180,823	3%
Total brokered deposits	$522,574	8%	$591,895	8%	$408,902	7%
Customer transaction accounts	$5,752,348	83%	$6,027,873	84%	$5,266,309	84%
Customer time deposits	653,657	9%	559,153	8%	555,909	9%
Total customer deposits (core)	$6,406,005	92%	$6,587,026	92%	$5,822,218	93%
Total uninsured deposits were $1.9 billion (representing 27% of total deposits) at March 31, 2023, compared to $2.1 billion (representing 29% of total deposits) at December 31, 2022.

Lending-Related Commitments
As of March 31, 2023 and December 31, 2022, Nicolet had the following off-balance sheet lending-related commitments.
Table 11: Commitments

(in thousands)	March 31, 2023	December 31, 2022
Commitments to extend credit	$1,850,215	$1,850,601
Financial standby letters of credit	23,246	26,530
Performance standby letters of credit	9,952	9,375
Interest rate lock commitments to originate residential mortgage loans held for sale (included above in commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the notional amounts represented $18 million and $17 million, respectively, at March 31, 2023. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale both represented $9 million at December 31, 2022. The net fair value of these mortgage derivatives combined was a gain of $72,000 at March 31, 2023 compared to a gain of $50,000 at December 31, 2022.

Liquidity Management
Liquidity management refers to the ability to ensure that adequate liquid funds are available to meet the current and future cash flow obligations arising in the daily operations of the Company. These cash flow obligations include the ability to meet the commitments to borrowers for extensions of credit, accommodate deposit cycles and trends, fund capital expenditures, pay dividends to stockholders (if any), and satisfy other operating expenses. The Company’s most liquid assets are cash and due from banks and interest-earning deposits, which totaled $114 million and $155 million at March 31, 2023 and December 31, 2022, respectively. Balances of these liquid assets are dependent on our operating, investing, and financing activities during any given period.
The $41 million decrease in cash and cash equivalents since year-end 2022 included $16 million net cash provided by operating activities and $489 million net cash provided by investing activities (mostly investment sales from the balance sheet repositioning), more than offset by $545 million net cash used in financing activities (repayment of FHLB borrowings from the balance sheet repositioning and a net decrease in deposits). As of March 31, 2023, management believed that adequate liquidity existed to meet all projected cash flow obligations.
Nicolet’s primary sources of funds include the core deposit base, repayment and maturity of loans, investment securities calls, maturities, and sales, and procurement of brokered deposits or other wholesale funding. At March 31, 2023, approximately 40% of the investment securities portfolio was pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Liquidity sources available to the Company at March 31, 2023, are presented in Table 12 below.
Table 12: Liquidity Sources

(in millions)	March 31, 2023
FHLB Borrowing Availability (1)	$547
Fed Funds Lines	155
Fed Discount Window	11
Immediate Funding Availability	$713

Unencumbered AFS Securities	$609
Less: AFS Securities retained per policy (2)	(403)
Brokered Capacity	1,210
Guaranteed portion of SBA loans	89
Other funding sources	28
Short-Term Funding Availability (3)	$1,533

Total Contingent Funding Availability	$2,246

(1) Excludes outstanding FHLB borrowings of $55 million at March 31, 2023.
(2) Excludes $403 million of AFS securities retained in accordance with internal treasury liquidity policy.
(3) Short-term funding availability defined as funding that could be secured between 2 and 30 days.
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, debt service requirements and, when opportune, for common stock repurchases or investment in other strategic actions such as mergers or acquisitions. At March 31, 2023, the Parent Company had $62 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.

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
Among other scenarios, we assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned above and reflect the changed interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at March 31, 2023 and December 31, 2022, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 13 below. The results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.
Table 13: Interest Rate Sensitivity

	March 31, 2023	December 31, 2022
200 bps decrease in interest rates	(0.1)%	(0.7)%
100 bps decrease in interest rates	(0.1)%	(0.4)%
100 bps increase in interest rates	(0.2)%	—%
200 bps increase in interest rates	(0.3)%	0.1%
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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At March 31, 2023, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in strategic growth. A summary of the Company’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.

Table 14: Capital

	At or for the Three Months Ended	At or for the Year Ended
($ in thousands)	March 31, 2023	December 31, 2022
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$—	$61,483
Common stock repurchased during the period (full shares)	—	671,662
Company Risk-Based Capital:
Total risk-based capital	$886,051	$889,763
Tier 1 risk-based capital	676,114	684,280
Common equity Tier 1 capital	637,967	646,341
Total capital ratio	12.3%	12.3%
Tier 1 capital ratio	9.4%	9.5%
Common equity tier 1 capital ratio	8.9%	9.0%
Tier 1 leverage ratio	8.2%	8.2%
Bank Risk-Based Capital:
Total risk-based capital	$813,992	$816,951
Tier 1 risk-based capital	756,575	764,090
Common equity Tier 1 capital	756,575	764,090
Total capital ratio	11.3%	11.3%
Tier 1 capital ratio	10.5%	10.6%
Common equity tier 1 capital ratio	10.5%	10.6%
Tier 1 leverage ratio	9.2%	9.1%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities) in light of strategic plans. At March 31, 2023, there remains $47 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on historical experience, current information, and other factors deemed to be relevant; accordingly, as this information changes, actual results could differ from those estimates. Nicolet considers accounting estimates to be critical to reported financial results if the accounting estimate requires management to make assumptions about matters that are highly uncertain and different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the financial statements. The accounting estimates we consider to be critical include business combinations and the valuation of loans acquired, the determination of the allowance for credit losses, and income taxes. A discussion of these estimates can be found in the “Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2022 Annual Report on Form 10-K. There have been no changes in the Company’s determination of critical accounting policies and estimates since December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk at March 31, 2023, from that presented in our 2022 Annual Report on Form 10-K. See section “Interest Rate Sensitivity Management and Impact of Inflation” within Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2, for our interest rate sensitivity position at March 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures. Management, under the supervision, and with the participation, of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company and its subsidiaries may be involved from time to time in various routine legal proceedings incidental to our respective businesses. Neither the Company nor any of its subsidiaries are currently engaged in any legal proceedings that are expected to have a material adverse effect on our results of operations or financial position.

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of Nicolet’s common stock made during first quarter 2023 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
January 1 – January 31, 2023	—	$—	—
February 1 – February 28, 2023	—	$—	—
March 1 – March 31, 2023	492	$75.26	—
Total	492	$75.26	—	753,000
a.During first quarter 2023, the Company withheld no common shares for minimum tax withholding settlements on restricted stock, and withheld 492 common shares to satisfy the exercise price and tax withholding requirements on stock option exercises. These are not considered “repurchases” and, therefore, do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
b.The Board of Directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $276 million to repurchase outstanding shares of common stock. This common stock repurchase program was last modified on April 19, 2022, and has no expiration date. At March 31, 2023, approximately $47 million remained available under this common stock repurchase program, or approximately 753,000 shares of common stock (based upon the closing stock price of $63.05 on March 31, 2023).
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
(1) Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

May 2, 2023	/s/ Michael E. Daniels
Michael E. Daniels
President and Chief Executive Officer

May 2, 2023	/s/ H. Phillip Moore, Jr.
H. Phillip Moore, Jr.
Chief Financial Officer