Form 10-Q
period 2023-06-30
NICOLET BANKSHARES INC
filed 2023-08-04
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2023 there were 14,740,465 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$122,021	$121,211
Interest-earning deposits	383,185	33,512
Cash and cash equivalents	505,206	154,723
Certificates of deposit in other banks	9,808	12,518
Securities available for sale (“AFS”), at fair value	921,108	917,618
Securities held to maturity (“HTM”), at amortized cost	—	679,128
Other investments	57,578	65,286
Loans held for sale	3,849	1,482
Loans	6,222,776	6,180,499
Allowance for credit losses - loans (“ACL-Loans”)	(62,811)	(61,829)
Loans, net	6,159,965	6,118,670
Premises and equipment, net	117,278	108,956
Bank owned life insurance (“BOLI”)	167,192	165,137
Goodwill and other intangibles, net	398,194	402,438
Accrued interest receivable and other assets	142,450	138,013
Total assets	$8,482,628	$8,763,969

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$2,059,939	$2,361,816
Interest-bearing deposits	5,138,665	4,817,105
Total deposits	7,198,604	7,178,921
Short-term borrowings	50,000	317,000
Long-term borrowings	197,577	225,342
Accrued interest payable and other liabilities	58,809	70,177
Total liabilities	7,504,990	7,791,440

Stockholders’ Equity:
Common stock	147	147
Additional paid-in capital	624,897	621,988
Retained earnings	417,863	407,864
Accumulated other comprehensive income (loss)	(65,269)	(57,470)
Total stockholders’ equity	977,638	972,529
Total liabilities and stockholders’ equity	$8,482,628	$8,763,969

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	14,717,938	14,690,614
Common shares issued	14,788,928	14,764,104
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
Loans, including loan fees	$84,091	$52,954	$163,233	$104,253
Investment securities:
Taxable	4,133	5,135	9,094	10,262
Tax-exempt	1,476	647	3,213	1,322
Other interest income	2,357	790	3,893	1,607
Total interest income	92,057	59,526	179,433	117,444
Interest expense:
Deposits	29,340	2,410	54,277	4,602
Short-term borrowings	1,108	28	4,320	28
Long-term borrowings	2,570	2,004	5,076	3,935
Total interest expense	33,018	4,442	63,673	8,565
Net interest income	59,039	55,084	115,760	108,879
Provision for credit losses	450	750	3,540	1,050
Net interest income after provision for credit losses	58,589	54,334	112,220	107,829
Noninterest income:
Wealth management fee income	5,870	4,992	11,382	10,691
Mortgage income, net	1,822	2,205	3,288	5,458
Service charges on deposit accounts	1,529	1,536	3,009	3,013
Card interchange income	3,331	2,950	6,364	5,531
BOLI income	1,073	768	2,273	1,701
Deferred compensation plan asset market valuations	499	(1,316)	1,445	(1,783)
LSR income, net	1,135	(143)	2,290	(525)
Asset gains (losses), net	(318)	1,603	(38,786)	2,916
Other income	1,900	1,536	3,732	3,072
Total noninterest income	16,841	14,131	(5,003)	30,074
Noninterest expense:
Personnel	23,900	19,681	48,228	40,872
Occupancy, equipment and office	8,845	6,891	17,628	13,835
Business development and marketing	1,946	2,057	4,067	3,888
Data processing	4,218	3,596	8,206	6,983
Intangibles amortization	2,083	1,347	4,244	2,771
FDIC assessments	1,009	480	1,549	960
Merger-related expense	26	555	189	653
Other expense	2,930	1,931	5,721	4,126
Total noninterest expense	44,957	36,538	89,832	74,088
Income before income tax expense	30,473	31,927	17,385	63,815
Income tax expense	7,878	7,942	3,688	15,666
Net income	$22,595	$23,985	$13,697	$48,149
Earnings per common share:
Basic	$1.54	$1.79	$0.93	$3.56
Diluted	$1.51	$1.73	$0.91	$3.43
Weighted average common shares outstanding:
Basic	14,711,490	13,402,455	14,703,018	13,524,919
Diluted	14,959,778	13,852,179	15,011,418	14,035,086
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$22,595	$23,985	$13,697	$48,149
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	(5,893)	(23,520)	9,401	(63,468)
Net realized (gains) losses included in income	135	—	348	(15)
Reclassification adjustment for securities transferred from held to maturity to available for sale	—	—	(20,434)	—
Income tax (expense) benefit	1,556	6,350	2,886	17,140
Total other comprehensive income (loss)	(4,202)	(17,170)	(7,799)	(46,343)
Comprehensive income (loss)	$18,393	$6,815	$5,898	$1,806
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2023	$147	$623,746	$398,966	$(61,067)	$961,792
Comprehensive income:
Net income, three months ended June 30, 2023	—	—	22,595	—	22,595
Other comprehensive income (loss)	—	—	—	(4,202)	(4,202)
Stock-based compensation expense	—	2,006	—	—	2,006
Cash dividends on common stock, $0.25 per share	—	—	(3,698)	—	(3,698)
Exercise of stock options, net	1	451	—	—	452
Issuance of common stock	—	214	—	—	214
Purchase and retirement of common stock	(1)	(1,520)	—	—	(1,521)
Balances at June 30, 2023	$147	$624,897	$417,863	$(65,269)	$977,638
Balances at March 31, 2022	$135	$524,478	$337,768	$(26,071)	$836,310
Comprehensive income:
Net income, three months ended June 30, 2022	—	—	23,985	—	23,985
Other comprehensive income (loss)	—	—	—	(17,170)	(17,170)
Stock-based compensation expense	—	2,154	—	—	2,154
Exercise of stock options, net	—	190	—	—	190
Issuance of common stock	—	197	—	—	197
Purchase and retirement of common stock	(1)	(6,278)	—	—	(6,279)
Balances at June 30, 2022	$134	$520,741	$361,753	$(43,241)	$839,387
Balances at December 31, 2022	$147	$621,988	$407,864	$(57,470)	$972,529
Comprehensive income:
Net income, six months ended June 30, 2023	—	—	13,697	—	13,697
Other comprehensive income (loss)	—	—	—	(7,799)	(7,799)
Stock-based compensation expense	—	3,430	—	—	3,430
Cash dividends on common stock, $0.25 per share	—	—	(3,698)	—	(3,698)
Exercise of stock options, net	1	599	—	—	600
Issuance of common stock	—	400	—	—	400
Purchase and retirement of common stock	(1)	(1,520)	—	—	(1,521)
Balances at June 30, 2023	$147	$624,897	$417,863	$(65,269)	$977,638
Balances at December 31, 2021	$140	$575,045	$313,604	$3,102	$891,891
Comprehensive income:
Net income, six months ended June 30, 2022	—	—	48,149	—	48,149
Other comprehensive income (loss)	—	—	—	(46,343)	(46,343)
Stock-based compensation expense	—	3,953	—	—	3,953
Exercise of stock options, net	1	2,076	—	—	2,077
Issuance of common stock	—	372	—	—	372
Purchase and retirement of common stock	(7)	(60,705)	—	—	(60,712)
Balances at June 30, 2022	$134	$520,741	$361,753	$(43,241)	$839,387
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$13,697	$48,149
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	9,274	11,804
Provision for credit losses	3,540	1,050
Increase in cash surrender value of life insurance	(2,159)	(1,701)
Stock-based compensation expense	3,430	3,953
Asset (gains) losses, net	38,786	(2,916)
Gain on sale of loans held for sale, net	(1,860)	(3,468)
Net change due to:
Proceeds from sale of loans held for sale	64,117	150,037
Origination of loans held for sale	(65,244)	(146,891)
Accrued interest receivable and other assets	(3,846)	8,112
Accrued interest payable and other liabilities	(11,368)	(18,787)
Net cash provided by (used in) operating activities	48,367	49,342
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(39,223)	(359,145)
Net (increase) decrease in certificates of deposit in other banks	2,710	6,427
Purchases of securities AFS	—	(8,017)
Purchases of securities HTM	—	(56,479)
Proceeds from sales of securities AFS	26,798	3,400
Proceeds from sales of securities HTM	460,051	—
Proceeds from calls and maturities of securities AFS	133,027	47,052
Proceeds from calls and maturities of securities HTM	2,916	12,509
Purchases of other investments	(12,022)	(11,303)
Proceeds from sales of other investments	18,883	1,734
Proceeds from redemption of BOLI	117	117
Net (increase) decrease in premises and equipment	(12,565)	(6,173)
Net (increase) decrease in other real estate and other assets	794	9,836
Net cash (paid) received in branch sale	—	147,833
Net cash provided by (used in) investing activities	581,486	(212,209)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	19,849	(173,145)
Net increase (decrease) in short-term borrowings	(267,000)	—
Repayments of long-term borrowings	(28,000)	(20,000)
Purchase and retirement of common stock	(1,521)	(60,712)
Cash dividends paid on common stock	(3,698)	—
Proceeds from issuance of common stock	400	372
Proceeds from exercise of stock options	600	2,077
Net cash provided by (used in) financing activities	(279,370)	(251,408)
Net increase (decrease) in cash and cash equivalents	350,483	(414,275)
Cash and cash equivalents:
Beginning	154,723	595,292
Ending *	$505,206	$181,017
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$61,769	$11,367
Cash paid for taxes	12,400	19,610
Transfer of securities from HTM to AFS	177,727	—
Transfer of loans and bank premises to other real estate owned	—	432
Capitalized mortgage servicing rights	620	1,685
* There was no restricted cash in cash and cash equivalents at either June 30, 2023 or June 30, 2022.
See accompanying notes to unaudited consolidated financial statements.

NICOLET BANKSHARES, INC.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation
General
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets, statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows of Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) and its subsidiaries, as of and for the periods presented, and all such adjustments are of a normal recurring nature. All material intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income	$22,595	$23,985	$13,697	$48,149
Weighted average common shares outstanding	14,711	13,402	14,703	13,525
Effect of dilutive common stock awards	249	450	308	510
Diluted weighted average common shares outstanding	14,960	13,852	15,011	14,035
Basic earnings per common share*	$1.54	$1.79	$0.93	$3.56
Diluted earnings per common share*	$1.51	$1.73	$0.91	$3.43
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
For both the three and six months ended June 30, 2023, options to purchase approximately 0.3 million shares were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. For both the three and six months ended June 30, 2022, options to purchase approximately 0.1 million shares were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.

Note 4 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors, and at June 30, 2023, approximately 0.7 million shares were available for grant under these stock-based compensation plans.
A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants were as follows.

	Six Months Ended June 30,
	2023	2022
Dividend yield	1.6%	—%
Expected volatility	30%	30%
Risk-free interest rate	3.74%	1.77%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$20.94	$32.99

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2022	1,853,064	$59.79
Granted	7,000	64.36
Exercise of stock options *	(48,979)	31.67
Forfeited	(13,000)	78.32
Outstanding - June 30, 2023	1,798,085	$60.44	5.5	$19,976
Exercisable - June 30, 2023	1,310,642	$54.41	4.6	$19,862
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the six months ended June 30, 2023, 14,772 such shares were withheld by the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the six months ended June 30, 2023 and 2022 was approximately $1.4 million and $3.3 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2022	$76.49	73,490
Granted	55.65	11,674
Vested	59.50	(14,174)
Outstanding - June 30, 2023	$76.45	70,990
The Company recognized approximately $2.8 million and $3.3 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for the six months ended June 30, 2023 and 2022, respectively, associated with its common stock awards granted to officers and employees. In addition, for the six months ended June 30, 2023, the Company recognized approximately $0.6 million of director expense (included in other expense on the consolidated statements of income) for restricted stock grants totaling 11,674 shares with immediate vesting to directors, while for the six months ended June 30, 2022, the Company recognized approximately $0.6 million of director expense for restricted stock grants totaling 8,424 shares with immediate vesting to directors, in each case representing the annual stock retainer fee paid to external board members for that year. As of June 30, 2023, there was approximately $15.6 million of unrecognized compensation cost related to equity award grants, which is expected to be recognized over the remaining vesting period of approximately three years. The Company recognized a tax benefit of approximately $0.2 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

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

The amortized cost and fair value of securities AFS and HTM are summarized as follows.

	June 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$142,197	$—	$4,999	$137,198
U.S. government agency securities	8,807	29	44	8,792
State, county and municipals	401,293	263	32,718	368,838
Mortgage-backed securities	342,945	—	41,161	301,784
Corporate debt securities	115,277	—	10,781	104,496
Total securities AFS	$1,010,519	$292	$89,703	$921,108

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$192,116	$—	$8,286	$183,830
U.S. government agency securities	2,133	—	33	2,100
State, county and municipals	433,733	123	35,668	398,188
Mortgage-backed securities	227,650	10	26,728	200,932
Corporate debt securities	140,712	3	8,147	132,568
Total securities AFS	$996,344	$136	$78,862	$917,618
Securities HTM:
U.S. Treasury securities	$497,648	$—	$35,722	$461,926
U.S. government agency securities	8,744	46	—	8,790
State, county and municipals	34,874	—	3,349	31,525
Mortgage-backed securities	137,862	—	16,751	121,111
Total securities HTM	$679,128	$46	$55,822	$623,352
On March 7, 2023, Nicolet executed the sale of $500 million (par value) U.S. Treasury held to maturity securities for a pre-tax loss of $38 million or an after-tax loss of $28 million. Proceeds from the sale were used to reduce existing FHLB borrowings with the remainder held in investable cash. As a result of the sale of securities previously classified as held to maturity, the remaining unsold portfolio of held to maturity securities, with a book value of $177 million, was reclassified to available for sale with a carrying value of approximately $157 million. The unrealized loss on this portfolio of $20 million (at the time of reclassification) increased the balance of accumulated other comprehensive loss $15 million, net of the deferred tax effect, and is subject to future market changes.

Proceeds and realized gains or losses from the sale of AFS and HTM securities were as follows.

	Six Months Ended June 30,
(in thousands)	2023	2022
Securities AFS:
Gross gains	$148	$20
Gross losses	(496)	(5)
Gains (losses) on sales of securities AFS, net	$(348)	$15
Proceeds from sales of securities AFS	$26,798	$3,400
Securities HTM:
Gross gains	$—	$—
Gross losses	(37,723)	—
Gains (losses) on sales of securities HTM, net	$(37,723)	$—
Proceeds from sales of securities HTM	$460,051	$—
All mortgage-backed securities included in the securities portfolio were issued by U.S. government agencies and corporations. Investment securities with a carrying value of $396 million and $883 million, as of June 30, 2023 and December 31, 2022, respectively, were pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Accrued interest on investment securities totaled $5 million and $6 million at June 30, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	June 30, 2023
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$453	$14	$136,733	$4,985	$137,186	$4,999	7
U.S. government agency securities	1,771	38	106	6	1,877	44	8
State, county and municipals	89,871	2,286	244,861	30,432	334,732	32,718	661
Mortgage-backed securities	10,915	616	290,862	40,545	301,777	41,161	445
Corporate debt securities	33,133	1,231	66,984	9,550	100,117	10,781	70
Total	$136,143	$4,185	$739,546	$85,518	$875,689	$89,703	1,191

	December 31, 2022
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$448	$14	$183,382	$8,272	$183,830	$8,286	9
U.S. government agency securities	2,083	32	17	1	2,100	33	9
State, county and municipals	277,546	18,041	86,569	17,627	364,115	35,668	812
Mortgage-backed securities	102,108	11,320	95,614	15,408	197,722	26,728	376
Corporate debt securities	114,887	6,186	12,938	1,961	127,825	8,147	90
Total	$497,072	$35,593	$378,520	$43,269	$875,592	$78,862	1,296
Securities HTM:
U.S. Treasury securities	$—	$—	$461,926	$35,722	$461,926	$35,722	6
State, county and municipals	17,591	1,594	11,654	1,755	29,245	3,349	58
Mortgage-backed securities	68,108	8,029	53,003	8,722	121,111	16,751	106
Total	$85,699	$9,623	$526,583	$46,199	$612,282	$55,822	170
During first quarter 2023, the Company recognized provision expense of $2.3 million related to the expected credit loss on its Signature Bank sub debt investment (acquired in an acquisition), and immediately charged-off the full investment. The Company does not consider its remaining securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these AFS securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. As of June 30, 2023 and December 31, 2022, no allowance for credit losses on AFS securities was recognized.
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

As of June 30, 2023	Securities AFS
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$172,412	$170,901
Due in one year through five years	163,610	151,145
Due after five years through ten years	209,473	185,108
Due after ten years	122,079	112,170
	667,574	619,324
Mortgage-backed securities	342,945	301,784
Total investment securities	$1,010,519	$921,108

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

	June 30, 2023	December 31, 2022
(in thousands)	Amount	Amount
Federal Reserve Bank stock	$32,411	$32,219
Federal Home Loan Bank (“FHLB”) stock	9,674	18,625
Equity securities with readily determinable fair values	3,748	4,376
Other investments	11,745	10,066
Total other investments	$57,578	$65,286

Note 6 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	June 30, 2023		December 31, 2022
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,318,567	21%	$1,304,819	21%
Owner-occupied commercial real estate (“CRE”)	969,202	16	954,599	15
Agricultural	1,068,999	17	1,088,607	18
CRE investment	1,108,692	18	1,149,949	19
Construction & land development	337,389	5	318,600	5
Residential construction	108,095	2	114,392	2
Residential first mortgage	1,072,609	17	1,016,935	16
Residential junior mortgage	184,873	3	177,332	3
Retail & other	54,350	1	55,266	1
Loans	6,222,776	100%	6,180,499	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	62,811		61,829
Loans, net	$6,159,965		$6,118,670
Allowance for credit losses - Loans to loans	1.01%		1.00%
Accrued interest on loans totaled $16 million and $15 million at June 30, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.
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

A roll forward of the allowance for credit losses - loans is summarized as follows.

	Three Months Ended		Six Months Ended		Year Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022	December 31, 2022
Beginning balance	$62,412	$49,906	$61,829	$49,672	$49,672
ACL on PCD loans acquired	—	—	—	—	1,937
Provision for credit losses	450	600	1,200	900	10,950
Charge-offs	(561)	(42)	(745)	(142)	(1,033)
Recoveries	510	191	527	225	303
Net (charge-offs) recoveries	(51)	149	(218)	83	(730)
Ending balance	$62,811	$50,655	$62,811	$50,655	$61,829
The following tables present the balance and activity in the ACL-Loans by portfolio segment.

	Six Months Ended June 30, 2023
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$16,350	$9,138	$9,762	$12,744	$2,572	$1,412	$6,976	$1,846	$1,029	$61,829
Provision	(387)	(307)	1,865	(301)	127	(69)	(46)	136	182	1,200
Charge-offs	(403)	—	(66)	—	—	—	—	(96)	(180)	(745)
Recoveries	518	—	3	—	—	—	2	—	4	527
Net (charge-offs) recoveries	115	—	(63)	—	—	—	2	(96)	(176)	(218)
Ending balance	$16,078	$8,831	$11,564	$12,443	$2,699	$1,343	$6,932	$1,886	$1,035	$62,811
As % of ACL-Loans	26%	14%	18%	20%	4%	2%	11%	3%	2%	100%

	Year Ended December 31, 2022
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$12,613	$7,222	$9,547	$8,462	$1,812	$900	$6,844	$1,340	$932	$49,672
ACL on PCD loans	1,408	384	—	38	2	—	93	12	—	1,937
Provision	2,415	2,087	215	4,075	758	512	96	493	299	10,950
Charge-offs	(190)	(555)	—	—	—	—	(65)	—	(223)	(1,033)
Recoveries	104	—	—	169	—	—	8	1	21	303
Net (charge-offs) recoveries	(86)	(555)	—	169	—	—	(57)	1	(202)	(730)
Ending balance	$16,350	$9,138	$9,762	$12,744	$2,572	$1,412	$6,976	$1,846	$1,029	$61,829
As % of ACL-Loans	26%	15%	16%	21%	4%	2%	11%	3%	2%	100%
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

Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in accrued interest payable and other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The reserve for unfunded commitments was $3.0 million at both June 30, 2023 and December 31, 2022.
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

	Three Months Ended		Six Months Ended		Year Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022	December 31, 2022
Provision for credit losses on:
Loans	$450	$600	$1,200	$900	$10,950
Unfunded commitments	—	150	—	150	550
Investment securities	—	—	2,340	—	—
Total	$450	$750	$3,540	$1,050	$11,500
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

June 30, 2023	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$1,989	$1,989	$561	$1,428	$461
Owner-occupied CRE	5,236	—	5,236	5,236	—	—
Agricultural	5,805	3,069	8,874	3,871	5,003	91
CRE investment	2,434	—	2,434	1,911	523	7
Construction & land development	—	—	—	—	—	—
Residential first mortgage	693	—	693	693	—	—
Residential junior mortgage	—	—	—	—	—	—
Total loans	$14,168	$5,058	$19,226	$12,272	$6,954	$559

December 31, 2022	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$3,475	$3,475	$1,927	$1,548	$595
Owner-occupied CRE	4,907	—	4,907	4,699	208	53
Agricultural	13,758	6,458	20,216	14,358	5,858	261
CRE investment	2,713	—	2,713	979	1,734	212
Construction & land development	670	—	670	670	—	—
Residential first mortgage	91	—	91	91	—	—
Total loans	$22,139	$9,933	$32,072	$22,724	$9,348	$1,121

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	June 30, 2023
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$260	$3,157	$1,315,150	$1,318,567
Owner-occupied CRE	28	6,573	962,601	969,202
Agricultural	151	9,092	1,059,756	1,068,999
CRE investment	56	2,535	1,106,101	1,108,692
Construction & land development	121	95	337,173	337,389
Residential construction	—	—	108,095	108,095
Residential first mortgage	868	3,638	1,068,103	1,072,609
Residential junior mortgage	118	87	184,668	184,873
Retail & other	215	101	54,034	54,350
Total loans	$1,817	$25,278	$6,195,681	$6,222,776
Percent of total loans	—%	0.4%	99.6%	100.0%

	December 31, 2022
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$210	$3,328	$1,301,281	$1,304,819
Owner-occupied CRE	833	5,647	948,119	954,599
Agricultural	20	20,416	1,068,171	1,088,607
CRE investment	—	3,832	1,146,117	1,149,949
Construction & land development	—	771	317,829	318,600
Residential construction	—	—	114,392	114,392
Residential first mortgage	3,628	3,780	1,009,527	1,016,935
Residential junior mortgage	236	224	176,872	177,332
Retail & other	261	82	54,923	55,266
Total loans	$5,188	$38,080	$6,137,231	$6,180,499
Percent of total loans	0.1%	0.6%	99.3%	100.0%

The following table presents nonaccrual loans by portfolio segment.

	June 30, 2023		December 31, 2022
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$3,157	12%	$3,328	9%
Owner-occupied CRE	6,573	26	5,647	15
Agricultural	9,092	36	20,416	53
CRE investment	2,535	10	3,832	10
Construction & land development	95	1	771	2
Residential construction	—	—	—	—
Residential first mortgage	3,638	14	3,780	10
Residential junior mortgage	87	—	224	1
Retail & other	101	1	82	—
Nonaccrual loans	$25,278	100%	$38,080	100%
Percent of total loans	0.4%		0.6%

Credit Quality Information:
The following tables present total loans by risk categories and gross charge-offs by year of origination. Acquired loans have been included based upon the actual origination date.

June 30, 2023	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$97,859	$292,993	$198,515	$85,707	$59,568	$102,696	$383,527	$—	$1,220,865
Grade 5	5,318	6,973	6,397	1,929	1,156	7,678	27,520	—	56,971
Grade 6	—	1,688	1,361	837	5	1,127	4,907	—	9,925
Grade 7	605	3,578	2,590	2,319	2,189	13,912	5,613	—	30,806
Total	$103,782	$305,232	$208,863	$90,792	$62,918	$125,413	$421,567	$—	$1,318,567
Current period gross charge-offs	$—	$(77)	$(114)	$—	$—	$(197)	$(15)	$—	$(403)
Owner-occupied CRE
Grades 1-4	$60,120	$160,217	$189,378	$100,814	$92,047	$302,445	$3,210	$—	$908,231
Grade 5	1,398	4,237	9,020	5,009	1,139	16,269	509	—	37,581
Grade 6	—	261	352	546	1,561	954	150	—	3,824
Grade 7	—	221	2,069	6,806	577	9,893	—	—	19,566
Total	$61,518	$164,936	$200,819	$113,175	$95,324	$329,561	$3,869	$—	$969,202
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Grades 1-4	$34,882	$281,777	$139,350	$82,481	$24,247	$152,130	$230,863	$—	$945,730
Grade 5	2,335	12,391	6,359	741	373	39,105	14,380	—	75,684
Grade 6	—	109	1,144	—	52	2,320	129	—	3,754
Grade 7	2,570	7,057	6,827	589	1,890	15,082	9,816	—	43,831
Total	$39,787	$301,334	$153,680	$83,811	$26,562	$208,637	$255,188	$—	$1,068,999
Current period gross charge-offs	$—	$—	$—	$—	$—	$(66)	$—	$—	$(66)
CRE investment
Grades 1-4	$17,613	$196,825	$217,555	$181,239	$123,758	$305,218	$13,699	$—	$1,055,907
Grade 5	2,814	559	13,092	3,908	3,812	19,960	49	—	44,194
Grade 6	—	—	—	—	497	3,693	73	—	4,263
Grade 7	—	—	21	523	2,403	1,381	—	—	4,328
Total	$20,427	$197,384	$230,668	$185,670	$130,470	$330,252	$13,821	$—	$1,108,692
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$19,928	$132,395	$129,347	$9,924	$8,498	$31,872	$3,237	$—	$335,201
Grade 5	—	30	128	1,285	511	91	—	—	2,045
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	48	—	—	—	—	95	—	—	143
Total	$19,976	$132,425	$129,475	$11,209	$9,009	$32,058	$3,237	$—	$337,389
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$15,583	$80,786	$8,244	$1,064	$127	$1,513	$—	$—	$107,317
Grade 5	162	—	616	—	—	—	—	—	778
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$15,745	$80,786	$8,860	$1,064	$127	$1,513	$—	$—	$108,095
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$76,867	$338,815	$264,697	$137,536	$62,134	$176,793	$805	$3	$1,057,650
Grade 5	—	1,305	1,055	1,272	2,874	2,858	—	—	9,364
Grade 6	—	—	—	—	562	—	—	—	562
Grade 7	—	151	471	276	424	3,711	—	—	5,033
Total	$76,867	$340,271	$266,223	$139,084	$65,994	$183,362	$805	$3	$1,072,609
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential junior mortgage
Grades 1-4	$7,841	$9,094	$4,026	$4,821	$2,955	$4,387	$144,869	$6,590	$184,583
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	32	204	—	—	15	39	—	290
Total	$7,841	$9,126	$4,230	$4,821	$2,955	$4,402	$144,908	$6,590	$184,873
Current period gross charge-offs	$—	$—	$—	$—	$—	$(96)	$—	$—	$(96)
Retail & other
Grades 1-4	$4,078	$9,654	$7,001	$3,212	$2,378	$4,282	$23,638	$—	$54,243
Grade 5	—	—	19	—	—	—	—	—	19
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	30	—	21	11	1	25	—	—	88
Total	$4,108	$9,654	$7,041	$3,223	$2,379	$4,307	$23,638	$—	$54,350
Current period gross charge-offs	$(6)	$(1)	$—	$(1)	$—	$(52)	$(120)	$—	$(180)
Total loans	$350,051	$1,541,148	$1,209,859	$632,849	$395,738	$1,219,505	$867,033	$6,593	$6,222,776

December 31, 2022	Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$317,394	$226,065	$101,374	$68,884	$50,189	$77,589	$360,978	$—	$1,202,473
Grade 5	9,938	5,902	10,811	1,530	3,986	4,562	20,617	—	57,346
Grade 6	1,459	2,283	629	511	402	11,653	14,047	—	30,984
Grade 7	556	293	3,211	2,990	775	1,070	5,121	—	14,016
Total	$329,347	$234,543	$116,025	$73,915	$55,352	$94,874	$400,763	$—	$1,304,819
Current period gross charge-offs	$(38)	$(41)	$(2)	$—	$(109)	$—	$—	$—	$(190)
Owner-occupied CRE
Grades 1-4	$151,391	$190,313	$105,156	$100,606	$91,479	$252,574	$6,734	$—	$898,253
Grade 5	5,241	3,192	4,287	2,163	4,791	14,632	348	—	34,654
Grade 6	—	—	763	2,361	—	877	—	—	4,001
Grade 7	227	706	6,344	616	—	9,798	—	—	17,691
Total	$156,859	$194,211	$116,550	$105,746	$96,270	$277,881	$7,082	$—	$954,599
Current period gross charge-offs	$—	$—	$—	$—	$—	$(555)	$—	$—	$(555)
Agricultural
Grades 1-4	$275,208	$145,272	$85,413	$25,463	$19,687	$130,849	$249,033	$—	$930,925
Grade 5	13,295	18,178	2,694	1,992	517	43,927	21,199	—	101,802
Grade 6	115	1,457	28	33	—	5,258	429	—	7,320
Grade 7	7,165	2,632	720	1,977	4,611	19,948	11,507	—	48,560
Total	$295,783	$167,539	$88,855	$29,465	$24,815	$199,982	$282,168	$—	$1,088,607
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
CRE investment
Grades 1-4	$205,930	$229,252	$192,527	$134,301	$79,649	$248,595	$11,383	$—	$1,101,637
Grade 5	567	1,649	3,578	4,266	3,086	24,897	—	—	38,043
Grade 6	—	—	—	1,170	2,396	2,483	206	—	6,255
Grade 7	—	—	121	299	245	3,140	209	—	4,014
Total	$206,497	$230,901	$196,226	$140,036	$85,376	$279,115	$11,798	$—	$1,149,949
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$104,804	$140,727	$12,188	$9,747	$23,811	$13,138	$13,235	$—	$317,650
Grade 5	37	—	—	14	—	95	—	—	146
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	33	—	—	—	—	771	—	—	804
Total	$104,874	$140,727	$12,188	$9,761	$23,811	$14,004	$13,235	$—	$318,600
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$92,417	$16,774	$966	$123	$336	$229	$3,547	$—	$114,392
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$92,417	$16,774	$966	$123	$336	$229	$3,547	$—	$114,392
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$318,628	$272,011	$147,857	$68,975	$31,208	$162,153	$2,080	$3	$1,002,915
Grade 5	1,494	758	997	1,803	2,272	465	—	—	7,789
Grade 6	—	—	—	711	—	—	—	—	711
Grade 7	154	329	188	349	197	4,303	—	—	5,520
Total	$320,276	$273,098	$149,042	$71,838	$33,677	$166,921	$2,080	$3	$1,016,935
Current period gross charge-offs	$—	$—	$—	$—	$—	$(65)	$—	$—	$(65)
Residential junior mortgage
Grades 1-4	$10,119	$4,580	$5,207	$3,151	$1,573	$3,409	$142,784	$5,762	$176,585
Grade 5	—	—	—	—	—	143	165	—	308
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	206	—	—	—	24	209	—	439
Total	$10,119	$4,786	$5,207	$3,151	$1,573	$3,576	$143,158	$5,762	$177,332
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Retail & other
Grades 1-4	$12,318	$8,957	$4,221	$3,188	$1,035	$24,950	$492	$—	$55,161
Grade 5	—	23	—	—	—	—	—	—	23
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	23	22	2	30	5	—	—	82
Total	$12,318	$9,003	$4,243	$3,190	$1,065	$24,955	$492	$—	$55,266
Current period gross charge-offs	$—	$(1)	$(6)	$(1)	$—	$—	$(215)	$—	$(223)
Total loans	$1,528,490	$1,271,582	$689,302	$437,225	$322,275	$1,061,537	$864,323	$5,765	$6,180,499

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
Modifications to Borrowers Experiencing Financial Difficulty:
On January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting guidance for TDRs by creditors and enhanced the disclosure requirements for certain loan modifications to borrowers experiencing financial difficulty. The following table presents the amortized cost of loans that were both experiencing financial difficulty and were modified during the six months ended June 30, 2023, aggregated by portfolio segment and type of modification.

(in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Total	% of Total Loans
Commercial & industrial	$454	$—	$88	$—	$542	0.04%
Owner-occupied CRE	—	—	—	—	—	—%
Agricultural	109	—	—	—	109	0.01%
CRE investment	—	—	—	—	—	—%
Construction & land development	—	—	—	—	—	—%
Residential first mortgage	—	—	—	—	—	—%
Total	$563	$—	$88	$—	$651	0.01%
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
As of June 30, 2023, there were no loans made to borrowers experiencing financial difficulty that were modified during the current period and subsequently defaulted, and there were no commitments to lend additional funds to such debtors.
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

Note 7 – Goodwill and Other Intangibles and Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life that would affect expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance of the underlying operations or assets which give rise to the intangible. Management also regularly monitors economic factors for potential impairment indications on the value of our franchise, stability of deposits, and the wealth client base, underlying our goodwill and other intangibles. Management concluded no impairment was indicated for the six months ended June 30, 2023 and the year ended December 31, 2022. A summary of goodwill and other intangibles was as follows.

(in thousands)	June 30, 2023	December 31, 2022
Goodwill	$367,387	$367,387
Core deposit intangibles	28,710	32,701
Customer list intangibles	2,097	2,350
Other intangibles	30,807	35,051
Goodwill and other intangibles, net	$398,194	$402,438
Goodwill: A summary of goodwill was as follows. During 2022, goodwill increased due to the Charter acquisition.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2023	December 31, 2022
Goodwill:
Goodwill at beginning of year	$367,387	$317,189
Acquisitions	—	49,970
Purchase accounting adjustment	—	228
Goodwill at end of period	$367,387	$367,387
Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. A summary of other intangible assets was as follows. During 2022, core deposit intangibles increased due to the Charter acquisition.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2023	December 31, 2022
Core deposit intangibles:
Gross carrying amount	$60,724	$60,724
Accumulated amortization	(32,014)	(28,023)
Net book value	$28,710	$32,701
Additions during the period	$—	$19,364
Amortization during the period	$3,991	$6,108
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(3,426)	(3,173)
Net book value	$2,097	$2,350
Amortization during the period	$253	$508

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

	Six Months Ended	Year Ended
(in thousands)	June 30, 2023	December 31, 2022
Mortgage servicing rights asset:
MSR asset at beginning of year	$13,080	$13,636
Capitalized MSR	620	2,327
Amortization during the period	(1,489)	(2,883)
MSR asset at end of period	$12,211	$13,080
Valuation allowance at beginning of year	$(500)	$(1,200)
Reversals	500	700
Valuation allowance at end of period	$—	$(500)
MSR asset, net	$12,211	$12,580
Fair value of MSR asset at end of period	$16,200	$17,215
Residential mortgage loans serviced for others	$1,615,985	$1,637,109
Net book value of MSR asset to loans serviced for others	0.76%	0.77%
Loan servicing rights (“LSR”): The Company acquired an LSR asset in December 2021 which will be amortized over the estimated remaining loan service period. The Company does not expect to add new loans to this servicing portfolio. A summary of the changes in the LSR asset were as follows.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2023	December 31, 2022
Loan servicing rights asset:
LSR asset at beginning of year	$11,039	$20,055
Amortization during the period	(1,104)	(9,016)
LSR asset at end of period	$9,935	$11,039
Agricultural loans serviced for others	$512,766	$538,392
The following table shows the estimated future amortization expense for amortizing intangible assets and the servicing assets. The projections are based on existing asset balances, the current interest rate environment and estimated prepayment speeds as of June 30, 2023. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset	LSR asset
Year ending December 31,
2023 (remaining six months)	$3,598	$230	$945	$1,104
2024	6,298	449	2,725	1,962
2025	5,161	449	1,998	1,717
2026	3,983	249	1,474	1,472
2027	3,218	166	1,473	1,227
2028	2,622	166	1,472	981
Thereafter	3,830	388	2,124	1,472
Total	$28,710	$2,097	$12,211	$9,935

Note 8 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. At June 30, 2023, short-term borrowings included $50 million of short-term FHLB advances due in September 2023 with a weighted average rate of 4.26%. At December 31, 2022, short-term borrowings included $317 million of short-term FHLB advances, comprised of $117 million due in January 2023 at a weighted average rate of 4.29% and $200 million due in September 2023 at a weighted average rate of 4.30%.
Long-Term Borrowings:
Long-term borrowings include any borrowing with an original maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	June 30, 2023	December 31, 2022
FHLB advances	$5,000	$33,000
Junior subordinated debentures	40,136	39,720
Subordinated notes	152,441	152,622
Total long-term borrowings	$197,577	$225,342
FHLB Advances: The Federal Home Loan Bank (“FHLB”) advances bear fixed rates, require interest-only monthly payments, and have maturity dates through March 2025. The weighted average rate of the FHLB advances was 1.55% at June 30, 2023 and 1.09% at December 31, 2022.
Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debenture. All the junior subordinated debentures are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. At both June 30, 2023 and December 31, 2022, approximately $38 million of trust preferred securities qualify as Tier 1 capital.

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
In December 2021, Nicolet assumed two subordinated note issuances at a premium as the result of an acquisition. One issuance was $30 million in fixed-to-floating rate subordinated notes due in 2028, with a fixed annual interest rate of 5.875% for the first five years, and will reset quarterly thereafter to the then current three-month LIBOR plus 2.88% The second issuance was $22 million in fixed-to-floating rate subordinated notes due in 2030, with a fixed annual interest rate of 7.00% for the first five years, and will reset quarterly thereafter to the then current SOFR plus 687.5 basis points. The Notes due in 2028 are redeemable beginning June 1, 2023, and quarterly thereafter on any interest payment date, while the Notes due in 2030 are redeemable beginning June 30, 2025, and quarterly thereafter on any interest payment date. All Notes qualify as Tier 2 capital for regulatory purposes, and are discounted in accordance with regulations when the debt has five years or less remaining to maturity.

The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of June 30, 2023				As of December 31, 2022
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs (1)	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (2)	12/15/2035	6.98%	$10,310	$(2,478)	$7,832	6.20%	$7,734
Baylake Capital Trust II (3)	9/30/2036	6.89%	16,598	(3,056)	13,542	6.08%	13,424
First Menasha Statutory Trust (4)	3/17/2034	8.30%	5,155	(465)	4,690	7.53%	4,668
County Bancorp Statutory Trust II (5)	9/15/2035	7.08%	6,186	(831)	5,355	6.30%	5,277
County Bancorp Statutory Trust III (6)	6/15/2036	7.24%	6,186	(889)	5,297	6.46%	5,219
Fox River Valley Capital Trust (7)	5/30/2033	6.40%	3,610	(190)	3,420	6.40%	3,398
Total			$48,045	$(7,909)	$40,136		$39,720
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$100,000	$(628)	$99,372	3.13%	$99,267
County Subordinated Notes due 2028	6/1/2028	8.38%	30,000	—	30,000	5.88%	30,119
County Subordinated Notes due 2030	6/30/2030	7.00%	22,400	669	23,069	7.00%	23,236
Total			$152,400	$41	$152,441		$152,622
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
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	June 30, 2023	December 31, 2022
Commitments to extend credit	$1,826,995	$1,850,601
Financial standby letters of credit	22,777	26,530
Performance standby letters of credit	12,824	9,375
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
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the contractual amounts were $24 million and $18 million, respectively, at June 30, 2023. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale totaled $9 million and $9 million, respectively, at December 31, 2022. The net fair value of these mortgage derivatives combined was a net gain of $0.2 million and $0.1 million at June 30, 2023 and December 31, 2022, respectively.
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
Future developments could result in an unfavorable outcome for or resolution of any one or more of the legal proceedings in which Nicolet is a defendant, which may be material to Nicolet’s business or consolidated results of operations or financial condition for a particular fiscal period or periods. Although it is not possible to predict the outcome of any of these legal proceedings or the range of possible loss, if any, based on the most recent information available, advice of counsel and available insurance coverage, if applicable, management believes that any liability resulting from such proceedings would not have a material adverse effect on our financial position or results of operations.

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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
June 30, 2023
U.S. Treasury securities	$137,198	$—	$137,198	$—
U.S. government agency securities	8,792	—	8,792	—
State, county and municipals	368,838	—	367,417	1,421
Mortgage-backed securities	301,784	—	300,805	979
Corporate debt securities	104,496	—	99,241	5,255
Securities AFS	$921,108	$—	$913,453	$7,655
Other investments (equity securities)	$3,748	$3,748	$—	$—
December 31, 2022
U.S. Treasury securities	$183,830	$—	$183,830	$—
U.S. government agency securities	2,100	—	2,100	—
State, county and municipals	398,188	—	396,315	1,873
Mortgage-backed securities	200,932	—	199,951	981
Corporate debt securities	132,568	—	127,269	5,299
Securities AFS	$917,618	$—	$909,465	$8,153
Other investments (equity securities)	$4,376	$4,376	$—	$—
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the tables above. Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds and mortgage-backed securities. At June 30, 2023 and December 31, 2022, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.
The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Six Months Ended	Year Ended
Level 3 Fair Value Measurements:	June 30, 2023	December 31, 2022
Balance at beginning of year	$8,153	$8,065
Acquired balance	—	750
Maturities / Paydowns	(451)	(451)
Unrealized gain / (loss)	(47)	(211)
Balance at end of period	$7,655	$8,153

Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
June 30, 2023
Collateral dependent loans	$18,667	$—	$—	$18,667
Other real estate owned (“OREO”)	1,478	—	—	1,478
MSR asset	12,211	—	—	12,211
December 31, 2022
Collateral dependent loans	$30,951	$—	$—	$30,951
OREO	1,975	—	—	1,975
MSR asset	12,580	—	—	12,580
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
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

June 30, 2023
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$505,206	$505,206	$505,206	$—	$—
Certificates of deposit in other banks	9,808	9,710	—	9,710	—
Securities AFS	921,108	921,108	—	913,453	7,655
Other investments, including equity securities	57,578	57,578	3,748	43,334	10,496
Loans held for sale	3,849	3,944	—	3,944	—
Loans, net	6,159,965	5,854,647	—	—	5,854,647
MSR asset	12,211	16,200	—	—	16,200
Accrued interest receivable	21,511	21,511	21,511	—	—
Financial liabilities:
Deposits	$7,198,604	$7,167,820	$—	$—	$7,167,820
Short-term borrowings	50,000	50,000	—	50,000	—
Long-term borrowings	197,577	188,603	—	4,701	183,902
Accrued interest payable	6,335	6,335	6,335	—	—

December 31, 2022
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$154,723	$154,723	$154,723	$—	$—
Certificates of deposit in other banks	12,518	12,407	—	12,407	—
Securities AFS	917,618	917,618	—	909,465	8,153
Securities HTM	679,128	623,352	—	623,352	—
Other investments, including equity securities	65,286	65,286	4,376	52,093	8,817
Loans held for sale	1,482	1,529	—	1,529	—
Loans, net	6,118,670	5,863,570	—	—	5,863,570
MSR asset	12,580	17,215	—	—	17,215
Accrued interest receivable	21,275	21,275	21,275	—	—
Financial liabilities:
Deposits	$7,178,921	$7,172,779	$—	$—	$7,172,779
Short-term borrowings	317,000	317,000	317,000	—	—
Long-term borrowings	225,342	220,513	—	33,001	187,512
Accrued interest payable	4,265	4,265	4,265	—	—
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

Overview
The following discussion is management’s analysis of the consolidated financial condition as of June 30, 2023 and December 31, 2022 and results of operations for the three and six-month periods ended June 30, 2023 and 2022. It should be read in conjunction with Nicolet’s audited consolidated financial statements included in Nicolet’s 2022 Annual Report on Form 10-K.

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

Economic Outlook and Recent Industry Developments
For year-to-date 2023, economic growth remains stronger than expected, driven by spending within the consumer sector. The labor market remains tighter than expected, which is fueling additional consumer spending through continued demand for goods and services. Inflation has started to come down; however, the progress has been slower than anticipated despite the significant increase in interest rates by the Federal Reserve. In an effort to combat inflation, the Federal Reserve has tightened monetary policy by raising interest rates from a target range of 0.00%-0.25% in early March 2022 to 5.00%-5.25% at the end of June 2023, followed by another 0.25% increase (to a target rate of 5.25%-5.50%) at the end of July 2023. All these factors are indicating a slowing in economic activity is the most likely scenario for the U.S. economy in late 2023.

These macroeconomic challenges are fueling additional concerns within the banking sector. During first quarter 2023, the banking industry experienced significant volatility with high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses, and eroding consumer confidence in the banking system. This banking crisis has the potential for tighter lending standards and higher capital requirements, which further complicates the current economic outlook. In addition, the ongoing geopolitical issues also have the potential for further economic disruptions.

Table 1: Earnings Summary and Selected Financial Data
	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2023	3/31/2023	12/31/2022	9/30/2022	6/30/2022	6/30/2023	6/30/2022
Results of operations:
Net interest income	$59,039	$56,721	$68,092	$62,990	$55,084	$115,760	$108,879
Provision for credit losses	450	3,090	1,850	8,600	750	3,540	1,050
Noninterest income	16,841	(21,844)	14,846	13,000	14,131	(5,003)	30,074
Noninterest expense	44,957	44,875	43,989	42,567	36,538	89,832	74,088
Income (loss) before income tax expense	30,473	(13,088)	37,099	24,823	31,927	17,385	63,815
Income tax expense (benefit)	7,878	(4,190)	9,498	6,313	7,942	3,688	15,666
Net income (loss)	$22,595	$(8,898)	$27,601	$18,510	$23,985	$13,697	$48,149
Earnings (loss) per common share ("EPS"):
Basic	$1.54	$(0.61)	$1.88	$1.33	$1.79	$0.93	$3.56
Diluted	$1.51	$(0.61)	$1.83	$1.29	$1.73	$0.91	$3.43
Common Shares:
Basic weighted average	14,711	14,694	14,685	13,890	13,402	14,703	13,525
Diluted weighted average	14,960	14,694	15,110	14,310	13,852	15,011	14,035
Outstanding (period end)	14,718	14,698	14,691	14,673	13,407	14,718	13,407
Period-End Balances:
Loans	$6,222,776	$6,223,732	$6,180,499	$5,984,437	$4,978,654	$6,222,776	$4,978,654
Allowance for credit losses - loans	62,811	62,412	61,829	60,348	50,655	62,811	50,655
Total assets	8,482,628	8,192,354	8,763,969	8,895,916	7,370,252	8,482,628	7,370,252
Deposits	7,198,604	6,928,579	7,178,921	7,395,902	6,286,266	7,198,604	6,286,266
Stockholders’ equity (common)	977,638	961,792	972,529	938,463	839,387	977,638	839,387
Book value per common share	66.42	65.44	66.20	63.96	62.61	66.42	62.61
Tangible book value per common share (2)	39.37	38.20	38.81	36.21	37.49	39.37	37.49
Financial Ratios: (1)
Return on average assets	1.10%	(0.42)%	1.26%	0.93%	1.32%	0.33%	1.31%
Return on average common equity	9.37	(3.72)	11.47	8.25	11.48	2.85	11.43
Return on average tangible common equity (2)	15.95	(6.34)	19.85	13.93	19.21	4.86	18.98
Stockholders' equity to assets	11.53	11.74	11.10	10.55	11.39	11.53	11.39
Tangible common equity to tangible assets (2)	7.17	7.21	6.82	6.26	7.15	7.17	7.15
Reconciliation of Non-GAAP Financial Measures:
Adjusted net income (loss) reconciliation (3)
Net income (loss) (GAAP)	$22,595	$(8,898)	$27,601	$18,510	$23,985	$13,697	$48,149
Adjustments:
Provision expense (4)	—	2,340	—	8,000	—	2,340	—
Assets (gains) losses, net	318	38,468	(260)	46	(1,603)	38,786	(2,916)
Merger-related expense	26	163	492	519	555	189	653
Adjustments subtotal	344	40,971	232	8,565	(1,048)	41,315	(2,263)
Tax on Adjustments (25% effective tax rate)	86	10,243	58	2,141	(262)	10,329	(566)
Adjustments, net of tax	258	30,728	174	6,424	(786)	30,986	(1,697)
Adjusted net income (Non-GAAP)	$22,853	$21,830	$27,775	$24,934	$23,199	$44,683	$46,452
Adjusted diluted EPS (Non-GAAP)	$1.53	$1.45	$1.84	$1.74	$1.67	$2.98	$3.31
Tangible Assets:
Total assets	$8,482,628	$8,192,354	$8,763,969	$8,895,916	$7,370,252
Goodwill and other intangibles, net	398,194	400,277	402,438	407,117	336,721
Tangible assets	$8,084,434	$7,792,077	$8,361,531	$8,488,799	$7,033,531
Tangible Common Equity:
Stockholders’ equity (common)	$977,638	$961,792	$972,529	$938,463	$839,387
Goodwill and other intangibles, net	398,194	400,277	402,438	407,117	336,721
Tangible common equity	$579,444	$561,515	$570,091	$531,346	$502,666
Average Tangible Common Equity:
Stockholders’ equity (common)	$967,142	$970,108	$954,970	$890,205	$837,975	$968,617	$849,582
Goodwill and other intangibles, net	399,080	401,212	403,243	363,211	337,289	400,140	337,988
Average tangible common equity	$568,062	$568,896	$551,727	$526,994	$500,686	$568,477	$511,594
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
Performance Summary
Net income was $14 million (or earnings per diluted common share of $0.91) for the six months ended June 30, 2023, compared to net income of $48 million (or earnings per diluted common share of $3.43) for the six months ended June 30, 2022, with 2023 significantly impacted by the first quarter balance sheet repositioning actions (detailed below).
Net income reflected non-core items and the related tax effect of each, including U.S. Treasury securities sale loss, expected loss (provision expense) on the Signature Bank sub debt investment (acquired in an acquisition), merger-related expenses, Day 2 credit provision expense required under the CECL model, as well as gains / (losses) on other assets and investments. These non-core items negatively impacted earnings per diluted common share $2.07 for the six months ended June 30, 2023 and positively impacted earnings per diluted common share $0.12 for the six months ended June 30, 2022.
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

Sale Metrics	$ in Thousands	Assumptions
Loss on sale of U.S.Treasury securities	$(37,723)	Sale of $500 million U.S. Treasury securities yielding 88 bps

Lost interest from U.S. Treasury securities	$(4,380)	Assumes $500 million at 88 bps
Lower interest expense on FHLB borrowings	17,128	Assumes $377 million at 456 bps (at time of sale)
Interest income from investable cash	3,905	Assumes $83 million at 465 bps (at time of sale)
Projected net impact from repositioning	$16,653
Estimated earn back (in years)	2.26
As a result of the sale of securities previously classified as held to maturity, the remaining unsold portfolio of held to maturity securities, with a book value of $177 million, was reclassified to available for sale with a carrying value of approximately $157 million. The unrealized loss on this portfolio of $20 million (at the time of reclassification) increased the balance of accumulated other comprehensive loss $15 million, net of the deferred tax effect, and is subject to future market changes.
•Net interest income was $116 million for the first six months of 2023, up $7 million (6%) over the first six months of 2022. Interest income grew $62 million attributable to favorable rates from new and renewed loans in a rising interest rate environment, as well as favorable loan volumes (partly from the Charter acquisition). Interest expense increased $55 million between the comparable six-month periods mostly from higher average funding costs. Net interest margin was 3.02% for the six months ended June 30, 2023, compared to 3.29% for the six months ended June 30, 2022. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”

•Noninterest income was a negative $5 million for the first six months of 2023, a $35 million unfavorable change from the comparable 2022 period, primarily due to the balance sheet repositioning (noted above). Excluding net asset gains (losses), noninterest income for the first six months of 2023 was $34 million, a $7 million increase over the first six months of 2022. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”
•Noninterest expense was $90 million, $16 million (21%) higher than the first six months of 2022. Personnel costs increased $7 million, and non-personnel expenses combined increased $8 million (25%) over the comparable 2022 period. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”
•Nonperforming assets were $27 million, representing 0.32% of total assets at June 30, 2023, compared to $40 million or 0.46% of total assets at December 31, 2022. The reduction in nonperforming assets was due to the sale of select nonaccrual loans (net book value of approximately $13 million). For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”
•At June 30, 2023, assets were $8.5 billion, down $281 million (3%) from December 31, 2022, mostly due to the sale of investment securities as part of our balance sheet repositioning, partly offset by higher cash balances. For additional balance sheet discussion see “Balance Sheet Analysis.”
•At June 30, 2023, loans were $6.2 billion, up $42 million from December 31, 2022, with growth in residential mortgage loans partly offset by lower commercial-based loans from the sale of specific nonaccrual loans (noted above) as well as the payoff of two larger loan relationships. On average, loans grew $1.5 billion (31%) over the first six months of 2022. For additional information regarding loans, see “Balance Sheet Analysis — Loans.”
•Total deposits of $7.2 billion at June 30, 2023, were minimally changed from December 31, 2022, with growth in customer and brokered time deposits partly offset by lower transaction account balances. Year-to-date average deposits were $711 million (11%) higher than the first six months of 2022. For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Six Months Ended June 30,
	2023			2022
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$6,219,868	$163,318	5.23%	$4,764,073	$104,318	4.36%
Investment securities:
Taxable	1,022,188	9,094	1.78%	1,388,630	10,262	1.48%
Tax-exempt (2)	264,935	4,246	3.21%	185,689	2,022	2.18%
Total investment securities	1,287,123	13,340	2.07%	1,574,319	12,284	1.56%
Other interest-earning assets	156,353	3,893	4.96%	306,662	1,607	1.05%
Total non-loan earning assets	1,443,476	17,233	2.39%	1,880,981	13,891	1.48%
Total interest-earning assets	7,663,344	$180,551	4.69%	6,645,054	$118,209	3.54%
Other assets, net	735,323			750,693
Total assets	$8,398,667			$7,395,747
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$865,588	$4,867	1.13%	$831,335	$339	0.08%
Interest-bearing demand	929,728	6,449	1.40%	1,020,273	1,499	0.30%
Money market accounts (“MMA”)	1,836,405	23,191	2.55%	1,482,431	823	0.11%
Core time deposits	670,071	7,808	2.35%	563,846	833	0.30%
Total interest-bearing core deposits	4,301,792	42,315	1.98%	3,897,885	3,494	0.18%
Brokered deposits	603,668	11,962	4.00%	441,316	1,108	0.51%
Total interest-bearing deposits	4,905,460	54,277	2.23%	4,339,201	4,602	0.21%
Wholesale funding	395,742	9,396	4.72%	214,767	3,963	3.69%
Total interest-bearing liabilities	5,301,202	63,673	2.42%	4,553,968	8,565	0.38%
Noninterest-bearing demand deposits	2,094,860			1,950,528
Other liabilities	33,988			41,669
Stockholders’ equity	968,617			849,582
Total liabilities and stockholders’ equity	$8,398,667			$7,395,747
Interest rate spread			2.27%			3.16%
Net free funds			0.75%			0.13%
Tax-equivalent net interest income and net interest margin		$116,878	3.02%		$109,644	3.29%
Tax-equivalent adjustment		$1,118			$765
Net interest income		$115,760			$108,879
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis (Continued)

	For the Three Months Ended June 30,
	2023			2022
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$6,237,757	$84,132	5.35%	$4,838,535	$52,984	4.34%
Investment securities:
Taxable	822,204	4,133	2.01%	1,390,642	5,135	1.48%
Tax-exempt (2)	245,940	1,961	3.19%	182,385	991	2.17%
Total investment securities	1,068,144	6,094	2.28%	1,573,027	6,126	1.56%
Other interest-earning assets	192,034	2,357	4.87%	168,082	790	1.87%
Total non-loan earning assets	1,260,178	8,451	2.68%	1,741,109	6,916	1.59%
Total interest-earning assets	7,497,935	$92,583	4.90%	6,579,644	$59,900	3.61%
Other assets, net	730,665			693,575
Total assets	$8,228,600			$7,273,219
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$842,454	$2,502	1.19%	$841,109	$234	0.11%
Interest-bearing demand	874,294	3,110	1.43%	988,820	798	0.32%
MMA	1,825,233	12,001	2.64%	1,424,995	500	0.14%
Core time deposits	736,521	5,115	2.79%	532,179	325	0.24%
Total interest-bearing core deposits	4,278,502	22,728	2.13%	3,787,103	1,857	0.20%
Brokered deposits	640,643	6,612	4.14%	423,372	553	0.52%
Total interest-bearing deposits	4,919,145	29,340	2.39%	4,210,475	2,410	0.23%
Wholesale funding	293,140	3,678	4.96%	214,975	2,032	3.77%
Total interest-bearing liabilities	5,212,285	33,018	2.54%	4,425,450	4,442	0.40%
Noninterest-bearing demand deposits	2,021,892			1,977,569
Other liabilities	27,281			32,225
Stockholders’ equity	967,142			837,975
Total liabilities and stockholders’ equity	$8,228,600			$7,273,219
Interest rate spread			2.36%			3.21%
Net free funds			0.78%			0.13%
Tax-equivalent net interest income and net interest margin		$59,565	3.14%		$55,458	3.34%
Tax-equivalent adjustment		$526			$374
Net interest income		$59,039			$55,084
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended June 30, 2023 Compared to June 30, 2022:			For the Six Months Ended June 30, 2023 Compared to June 30, 2022:
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Total loans (2)	$24,153	$6,995	$31,148	$35,730	$23,270	$59,000
Investment securities:
Taxable	(1,054)	52	(1,002)	(1,598)	430	(1,168)
Tax-exempt (2)	414	556	970	1,056	1,168	2,224
Total investment securities	(640)	608	(32)	(542)	1,598	1,056
Other interest-earning assets	(57)	1,624	1,567	171	2,115	2,286
Total non-loan earning assets	(697)	2,232	1,535	(371)	3,713	3,342
Total interest-earning assets	$23,456	$9,227	$32,683	$35,359	$26,983	$62,342
Interest-bearing liabilities
Savings	$2	$2,266	$2,268	$14	$4,514	$4,528
Interest-bearing demand	(103)	2,415	2,312	(145)	5,095	4,950
MMA	179	11,322	11,501	241	22,127	22,368
Core time deposits	171	4,619	4,790	184	6,791	6,975
Total interest-bearing core deposits	249	20,622	20,871	294	38,527	38,821
Brokered deposits	420	5,639	6,059	546	10,308	10,854
Total interest-bearing deposits	669	26,261	26,930	840	48,835	49,675
Wholesale funding	674	972	1,646	3,790	1,643	5,433
Total interest-bearing liabilities	1,343	27,233	28,576	4,630	50,478	55,108
Net interest income	$22,113	$(18,006)	$4,107	$30,729	$(23,495)	$7,234
(1)The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amount of change in each.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

The Federal Reserve raised short-term interest rates a total of 425 bps during 2022, increasing the Federal Funds rate to a range of 4.25% to 4.50% as of December 31, 2022. Additional increases totaling 75 bps were made in the first half of 2023, resulting in a Federal Funds range of 5.00% to 5.25% as of June 30, 2023.
Tax-equivalent net interest income was $117 million for the six months June 30, 2023, an increase of $7 million (7%) over the six months ended June 30, 2022. The $7 million increase in tax-equivalent net interest income was attributable to net favorable volumes (which added $31 million to net interest income, mostly from the Charter acquisition and solid loan growth) and net unfavorable rates (which decreased net interest income $23 million from higher deposit costs and the lag in repricing the loan portfolio to current market interest rates).
Average interest-earning assets increased to $7.7 billion, up $1.0 billion (15%) over the comparable 2022 period, primarily due to the timing of the acquisition of Charter. Between the comparable six-month periods, average loans increased $1.5 billion (31%), mostly due to timing of the Charter acquisition (which added loans of $827 million at acquisition) and strong organic loan growth throughout 2022. Average investment securities decreased $287 million between the comparable six-month periods, while other interest-earning assets declined $150 million, mostly due to lower cash. As a result, the mix of average interest-earning assets shifted to 81% loans, 17% investments and 2% other interest-earning assets (mostly cash) for the first half of 2023, compared to 72%, 24% and 4%, respectively, for the first half of 2022.
Average interest-bearing liabilities were $5.3 billion for the first half of 2023, an increase of $747 million (16%) over the first half of 2022, primarily due to the timing of the acquisition of Charter. Average interest-bearing core deposits increased $404 million and average brokered deposits increased $162 million between the comparable six-month periods, reflecting the impact of the Charter acquisition and brokered funding to support the strong loan growth in 2022. Other interest-bearing liabilities increased $181 million between the comparable six-month periods, partly due to wholesale funding acquired with Charter and partly due to FHLB borrowings to support the strong loan growth in 2022. The mix of average interest-bearing liabilities was 81% core deposits, 11% brokered deposits and 8% wholesale funding for the first half of 2023, compared to 86%, 10%, and 4%, respectively, for the first half of 2022.

The interest rate spread decreased 89 bps between the comparable six-month periods, as our liabilities have repriced faster than our assets in the rapidly rising interest rate environment. The interest-earning asset yield increased 115 bps to 4.69% for the first six months of 2023, due to the changing mix of interest-earning assets (mostly the reduction in cash noted above), as well as the higher interest rate environment. The loan yield improved 87 bps to 5.23% between the comparable six-month periods, largely due to the repricing of new and renewed loans in a rising interest rate environment, while the yield on investment securities increased 51 bps to 2.07%. The cost of funds increased 204 bps to 2.42% for the first half of 2023, also reflecting the rising interest rate environment, a migration of customer deposits into higher rate deposit products, and a shift in the mix of interest-bearing liabilities (mostly the increase in wholesale funding noted above). The contribution from net free funds increased 62 bps, mostly due to the higher value in the rising interest rate environment. As a result, the tax-equivalent net interest margin was 3.02% for the first half of 2023, down 27 bps compared to 3.29% for the first half of 2022.
Tax-equivalent interest income was $181 million for the first half of 2023, up $62 million from comparable period of 2022, comprised of $35 million higher volumes and $27 million higher average rates (mostly in the loan portfolio). Interest income on loans increased $59 million over the first half of 2022, mostly due to higher average balances from the Charter acquisition and strong organic loan growth. Interest expense increased to $64 million for the first half of 2023, up $55 million compared to the first half of 2022, mostly due to a much higher cost of funds. Interest expense on deposits increased $50 million between the comparable six-month periods mostly due to the rapidly rising interest rate environment.
Provision for Credit Losses
The provision for credit losses was $3.5 million for the six months ended June 30, 2023 (comprised of $1.2 million related to the ACL-Loans and $2.3 million for the ACL on securities AFS), compared to $1.1 million for the six months ended June 30, 2022 (comprised of $0.9 million related to the ACL-Loans and the remainder for the ACL on unfunded commitments). The 2023 provision for credit losses on loans was attributable to growth and changes in the underlying loan portfolio, while the provision for credit losses on securities AFS was due to the expected loss on our Signature Bank subordinated debt investment which was fully charged-off during first quarter 2023.
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

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Trust services fee income	$2,148	$2,004	$144	7%	$4,181	$4,015	$166	4%
Brokerage fee income	3,722	2,988	734	25	7,201	6,676	525	8
Wealth management fee income	5,870	4,992	878	18	11,382	10,691	691	6
Mortgage income, net	1,822	2,205	(383)	(17)	3,288	5,458	(2,170)	(40)
Service charges on deposit accounts	1,529	1,536	(7)	—	3,009	3,013	(4)	—
Card interchange income	3,331	2,950	381	13	6,364	5,531	833	15
BOLI income	1,073	768	305	40	2,273	1,701	572	34
Deferred compensation plan asset market valuations	499	(1,316)	1,815	N/M	1,445	(1,783)	3,228	N/M
LSR income, net	1,135	(143)	1,278	N/M	2,290	(525)	2,815	N/M
Other income	1,900	1,536	364	24	3,732	3,072	660	21
Noninterest income without net gains (losses)	17,159	12,528	4,631	37	33,783	27,158	6,625	24
Asset gains (losses), net	(318)	1,603	(1,921)	N/M	(38,786)	2,916	(41,702)	N/M
Total noninterest income	$16,841	$14,131	$2,710	19%	$(5,003)	$30,074	$(35,077)	(117)%
N/M means not meaningful.
Noninterest income was a negative $5.0 million for the first six months of 2023, an unfavorable change of $35.1 million compared to the first six months of 2022, primarily due to the balance sheet repositioning. Excluding net asset gains (losses), noninterest income for first half 2023 was $33.8 million, a $6.6 million (24%) increase over first half 2022.
Wealth management fee income was $11.4 million, up $0.7 million (6%) from the first six months of 2022, including favorable market-related changes, as well as growth in accounts and assets under management.
Mortgage income represents net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSR”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $3.3 million, decreased $2.2 million (40%) between the comparable six-month periods, mostly due to the rising interest rate environment reducing secondary market volumes and the related gains on sales. See also Note 7, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.
Card interchange income grew $0.8 million (15%) between the comparable six-month periods due to higher volume and activity.
BOLI income was up $0.6 million between the comparable six-month periods, attributable to higher average balances from BOLI acquired with the Charter acquisition.
Loan servicing rights (“LSR”) income increased $2.8 million between the comparable first half periods mostly due to lower LSR amortization from the much slower prepayments speeds in the higher interest rate environment. See also Note 7, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional information on the LSR asset.
Other income of $3.7 million for the six months ended June 30, 2023 was up $0.7 million from the comparable 2022 period, largely due to broker fees and card incentive income.
Net asset losses of $38.8 million for the first six months of 2023 were primarily attributable to losses on the sale of approximately $500 million (par value) U.S. Treasury held to maturity securities executed in early March as part of a balance sheet repositioning, while net asset gains of $2.9 million for the first six months of 2022 were primarily attributable to gains on sales of other real estate owned (mostly closed bank branch locations).

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Personnel	$23,900	$19,681	$4,219	21%	$48,228	$40,872	$7,356	18%
Occupancy, equipment and office	8,845	6,891	1,954	28	17,628	13,835	3,793	27
Business development and marketing	1,946	2,057	(111)	(5)	4,067	3,888	179	5
Data processing	4,218	3,596	622	17	8,206	6,983	1,223	18
Intangibles amortization	2,083	1,347	736	55	4,244	2,771	1,473	53
FDIC assessments	1,009	480	529	110	1,549	960	589	61
Merger-related expense	26	555	(529)	(95)	189	653	(464)	(71)
Other expense	2,930	1,931	999	52	5,721	4,126	1,595	39
Total noninterest expense	$44,957	$36,538	$8,419	23%	$89,832	$74,088	$15,744	21%
Non-personnel expenses	$21,057	$16,857	$4,200	25%	$41,604	$33,216	$8,388	25%
Average full-time equivalent (“FTE”) employees	943	850	93	11%	943	842	101	12%

Noninterest expense was $89.8 million, an increase of $15.7 million (21%) over the first six months of 2022. Personnel costs increased $7.4 million (18%), while non-personnel expenses combined increased $8.4 million (25%) compared to the first six months of 2022.
Personnel expense was $48.2 million for the six months ended June 30, 2023, an increase of $7.4 million from the comparable period in 2022. Salary expense increased $6.1 million (18%) over the first six months of 2022, reflecting higher salaries from the larger employee base (with average full-time equivalent employees up 12%, mostly due to the Charter acquisition), investments in our wealth team, and merit increases between the years, partly offset by lower incentive compensation commensurate with the lower current period earnings. Fringe benefits increased $1.3 million (20%) over the first six months of 2022, reflecting higher overall health care expenses as well as the larger employee base. Salary expense was also impacted by the change in the fair value of nonqualified deferred compensation plan liabilities from the recent market improvements. See also “Noninterest Income” for the offsetting fair value change to the nonqualified deferred compensation plan assets.
Occupancy, equipment and office expense was $17.6 million for the first six months of 2023, up $3.8 million (27%) compared to the first six months of 2022, largely due to the expanded branch network with the Charter acquisition, as well as additional expense for software and technology solutions.
Business development and marketing expense was $4.1 million, up $0.2 million (5%) between the comparable first half periods, largely attributable to the timing and extent of marketing donations, promotions, and media to support our expanded branch network and community base.
Data processing expense was $8.2 million, up $1.2 million (18%) between the comparable six-month periods, mostly due to volume-based increases in core and card processing charges, partly from the Charter acquisition.
Intangibles amortization increased $1.5 million between the comparable first half periods due to higher amortization from the intangibles added with the recent acquisitions.
Other expense was $5.7 million, up $1.6 million (39%) between the comparable six-month periods, mostly due to higher professional fees.

Income Taxes
Income tax expense was $3.7 million (effective tax rate of 21.2%) for the first six months of 2023, compared to expense of $15.7 million (effective tax rate of 24.5%) for the comparable period of 2022. The change in income tax expense was largely due to the lower pretax earnings between the years.

Income Statement Analysis – Three Months Ended June 30, 2023 versus Three Months Ended June 30, 2022
Net income was $22.6 million for the three months ended June 30, 2023, compared to $24.0 million for the three months ended June 30, 2022. Earnings per diluted common share was $1.51 for second quarter 2023, compared to $1.73 for second quarter 2022.
Tax-equivalent net interest income was $59.6 million for second quarter 2023, an increase of $4.1 million over second quarter 2022. Interest income increased $32.7 million over second quarter 2022, with $23.5 million from stronger volumes (led by average loans which grew $1.4 billion or 29% over second quarter 2022, mostly due to the Charter acquisition) and $9.2 million from higher yields. Average investment securities decreased $505 million between the comparable second quarter periods, mostly due to the balance sheet repositioning actions in first quarter 2023. Interest expense increased $28.6 million from second quarter 2022, mostly due to $27.2 million higher overall funding costs. For additional information regarding average balances, net interest income and net interest margin, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”
The net interest margin for second quarter 2023 was 3.14%, compared to 3.34% for second quarter 2022, influenced by the rising interest rate environment and the changing balance sheet mix. The mix of average interest-earning assets shifted from 74% loans, 24% investments and 2% other interest-earning assets (mostly cash) for second quarter 2022, to 83%, 14% and 3%, respectively, for second quarter 2023. The yield on interest-earning assets of 4.90% increased 129 bps from second quarter 2022. The yield on loans was 5.35%, 101 bps higher than second quarter 2022, largely due to the impact of the rising interest rate environment. The cost of funds of 2.54% increased 214 bps between the comparable quarters, also due to the rising interest rates.
Provision for credit losses was $0.5 million for second quarter 2023 (all related to the ACL-Loans), compared to $0.8 million provision for credit losses for second quarter 2022 (comprised of $0.6 million related to the ACL-Loans, and $0.2 million for the ACL on unfunded commitments). For additional information regarding the allowance for credit losses-loans and asset quality, see “BALANCE SHEET ANALYSIS — Allowance for Credit Losses - Loans” and “BALANCE SHEET ANALYSIS — Nonperforming Assets.”
Noninterest income was $16.8 million for second quarter 2023, an increase of $2.7 million (19%) from second quarter 2022. Wealth management fee income grew $0.9 million (18%), including favorable market-related changes, as well as growth in accounts and assets under management. Market valuations improved $1.8 million between the comparable second quarter periods from favorable fair value changes on the deferred compensation plan assets. LSR income increased $1.3 million between the comparable second quarter periods mostly due to lower LSR amortization from the much slower prepayments speeds in the higher interest rate environment. Net asset losses of $0.3 million in second quarter 2023 were primarily attributable to unfavorable fair value marks on equity securities, while net asset gains of $1.6 million in second quarter 2022 were primarily attributable to gains on sales of other real estate owned (mostly closed bank branch locations). For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”
Noninterest expense was $45.0 million for second quarter 2023, an increase of $8.4 million (23%) from second quarter 2022, including a $4.2 million increase in personnel expense and a $4.2 million increase in non-personnel expenses. The increase in personnel was due to higher salaries and fringe benefits from the larger employee base (with average full-time equivalent employees up 11%), investments in our wealth team, and merit increases between the years. Occupancy, equipment, and office of $8.8 million was up $2.0 million (28%), largely due to the expanded branch network with the Charter acquisitions as well as additional expense for software and technology solutions. Data processing expense was $4.2 million, up $0.6 million (17%) between the comparable second quarter periods, mostly due to volume-based increases in core and card processing charges, including the larger operating base following the Charter acquisition. Other expense was $2.9 million, an increase of $1.0 million between the comparable second quarter periods, primarily due to higher professional fees and overall higher expenses related to our larger operating base. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”

BALANCE SHEET ANALYSIS
At June 30, 2023, period end assets were $8.5 billion, a decrease of $281 million (3%) from December 31, 2022, mostly due to the sale of investment securities as part of our balance sheet repositioning, partly offset by higher cash balances. Total loans increased $42 million from December 31, 2022, with growth in residential mortgage loans partly offset by lower commercial-based loans from the sale of specific nonaccrual loans as well as the payoff of two larger loan relationships. Total deposits of $7.2 billion at June 30, 2023, were minimally changed from December 31, 2022, with growth in customer and brokered time deposits partly offset by lower transaction account balances. Total borrowings decreased $295 million from December 31, 2022 in FHLB advances (as part of the balance sheet repositioning). Total stockholders’ equity was $978 million at June 30, 2023, an increase of $5 million since December 31, 2022.
Compared to June 30, 2022, assets increased $1.1 billion (15%), largely due to the acquisition of Charter and strong loan growth, partly offset by lower investment securities related to the balance sheet repositioning. Total loans increased $1.2 billion and total deposits increased $912 million from June 30, 2022, also largely due to the acquisition of Charter. Stockholders’ equity increased $138 million from June 30, 2022, primarily due to common stock issued in the Charter acquisition and net income, partially offset by negative net fair value investment changes.

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
Table 6: Period End Loan Composition

	June 30, 2023		December 31, 2022		June 30, 2022
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,318,567	21%	$1,304,819	21%	$1,118,360	23%
Owner-occupied CRE	969,202	16	954,599	15	790,680	16
Agricultural	1,068,999	17	1,088,607	18	967,192	19
Commercial	3,356,768	54	3,348,025	54	2,876,232	58
CRE investment	1,108,692	18	1,149,949	19	818,562	16
Construction & land development	337,389	5	318,600	5	228,575	5
Commercial real estate	1,446,081	23	1,468,549	24	1,047,137	21
Commercial-based loans	4,802,849	77	4,816,574	78	3,923,369	79
Residential construction	108,095	2	114,392	2	69,423	1
Residential first mortgage	1,072,609	17	1,016,935	16	785,591	16
Residential junior mortgage	184,873	3	177,332	3	148,732	3
Residential real estate	1,365,577	22	1,308,659	21	1,003,746	20
Retail & other	54,350	1	55,266	1	51,539	1
Retail-based loans	1,419,927	23	1,363,925	22	1,055,285	21
Total loans	$6,222,776	100%	$6,180,499	100%	$4,978,654	100%
As noted in Table 6 above, the loan portfolio at June 30, 2023, was 77% commercial-based and 23% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Total loans of $6.2 billion at June 30, 2023, increased $42 million from December 31, 2022, with growth in residential mortgage loans partly offset by lower commercial-based loans from the sale of specific nonaccrual loans (net book value of approximately $13 million) as well as the payoff of two larger loan relationships. At June 30, 2023, commercial and industrial loans represented the largest segment of Nicolet’s loan portfolio at 21% of the total portfolio, followed by CRE investment at 18% of the total portfolio. The loan portfolio is widely diversified and included the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, hospitality, retail, service, and businesses supporting the general building industry. The following chart provides the industry distribution of our commercial loan portfolio at June 30, 2023.

Commercial Loan Portfolio by Industry Type (based on NAICS codes)

The following table presents the maturity distribution of the loan portfolio.
Table 7: Loan Maturity Distribution

As of June 30, 2023	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$464,614	$652,126	$190,494	$11,333	$1,318,567
Owner-occupied CRE	74,675	657,889	203,445	33,193	969,202
Agricultural	330,163	336,515	361,578	40,743	1,068,999
CRE investment	131,458	724,139	226,416	26,679	1,108,692
Construction & land development	32,270	187,928	91,499	25,692	337,389
Residential construction *	28,627	8,088	4,014	67,366	108,095
Residential first mortgage	20,151	260,733	193,751	597,974	1,072,609
Residential junior mortgage	9,681	20,068	33,646	121,478	184,873
Retail & other	28,946	13,454	7,699	4,251	54,350
Total loans	$1,120,585	$2,860,940	$1,312,542	$928,709	$6,222,776
Percent by maturity distribution	18%	46%	21%	15%	100%
Total fixed rate loans	$452,373	$2,692,047	$929,155	$322,487	$4,396,062
Total floating rate loans	$668,212	$168,893	$383,387	$606,222	$1,826,714

As of December 31, 2022	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$433,319	$660,560	$197,352	$13,588	$1,304,819
Owner-occupied CRE	78,759	639,093	208,719	28,028	954,599
Agricultural	350,752	328,495	367,913	41,447	1,088,607
CRE investment	129,770	737,869	250,256	32,054	1,149,949
Construction & land development	64,169	131,889	92,379	30,163	318,600
Residential construction *	41,049	6,922	2,091	64,330	114,392
Residential first mortgage	22,985	263,810	202,514	527,626	1,016,935
Residential junior mortgage	6,814	19,941	33,201	117,376	177,332
Retail & other	27,814	15,002	8,021	4,429	55,266
Total loans	$1,155,431	$2,803,581	$1,362,446	$859,041	$6,180,499
Percent by maturity distribution	19%	45%	22%	14%	100%
Total fixed rate loans	$520,535	$2,631,295	$987,225	$315,982	$4,455,037
Total floating rate loans	$634,896	$172,286	$375,221	$543,059	$1,725,462
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
At June 30, 2023, the ACL-Loans was $63 million (representing 1.01% of period end loans), minimally changed from $62 million (or 1.00% of period end loans) at December 31, 2022 and up from $51 million (or 1.02% of period end loans) at June 30, 2022. The increase in the ACL-Loans from June 30, 2022 was mostly due to the Charter acquisition, which added $8 million of provision for the Day 2 allowance and $2 million related to purchased credit deteriorated loans. The components of the ACL-Loans are detailed further in Table 8 below.

Table 8: Allowance for Credit Losses - Loans

	Six Months Ended		Year Ended
(in thousands)	June 30, 2023	June 30, 2022	December 31, 2022
ACL-Loans:
Balance at beginning of period	$61,829	$49,672	$49,672
ACL on PCD loans acquired	—	—	1,937
Provision for credit losses	1,200	900	10,950
Charge-offs	(745)	(142)	(1,033)
Recoveries	527	225	303
Net (charge-offs) recoveries	(218)	83	(730)
Balance at end of period	$62,811	$50,655	$61,829
Net loan (charge-offs) recoveries:
Commercial & industrial	$115	$30	$(86)
Owner-occupied CRE	—	(36)	(555)
Agricultural	(63)	—	—
CRE investment	—	169	169
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	2	5	(57)
Residential junior mortgage	(96)	1	1
Retail & other	(176)	(86)	(202)
Total net (charge-offs) recoveries	$(218)	$83	$(730)
Ratios:
ACL-Loans to total loans	1.01%	1.02%	1.00%
Net charge-offs to average loans, annualized	0.01%	—%	0.01%

Nonperforming Assets
As part of its overall credit risk management process, management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to identify problem loans early and minimize the risk of loss. Management continues to actively work with customers and monitor credit risk from the ongoing macroeconomic challenges. For additional disclosures on credit quality, see Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1. For additional information on loans see “BALANCE SHEET ANALYSIS – Loans” and for additional information on the ACL-Loans see “BALANCE SHEET ANALYSIS – Allowance for Credit Losses-Loans.”
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”). At June 30, 2023, nonperforming assets were $27 million and represented 0.32% of total assets, compared to $40 million or 0.46% of total assets at December 31, 2022. The reduction in nonperforming assets was mostly due to the nonaccrual loan sale (as noted under “BALANCE SHEET ANALYSIS – Loans” above).
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $79 million (1% of loans) and $53 million (1% of loans) at June 30, 2023 and December 31, 2022, respectively, with the increase primarily due to the downgrade of one commercial credit relationship. Potential problem loans require heightened management review given the pace at which a credit may deteriorate, the potential duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 9: Nonperforming Assets

(in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Nonperforming loans:
Commercial & industrial	$3,157	$3,328	$1,784
Owner-occupied CRE	6,573	5,647	5,183
Agricultural	9,092	20,416	21,054
Commercial	18,822	29,391	28,021
CRE investment	2,535	3,832	3,617
Construction & land development	95	771	1,044
Commercial real estate	2,630	4,603	4,661
Commercial-based loans	21,452	33,994	32,682
Residential construction	—	—	—
Residential first mortgage	3,638	3,780	3,580
Residential junior mortgage	87	224	221
Residential real estate	3,725	4,004	3,801
Retail & other	101	82	97
Retail-based loans	3,826	4,086	3,898
Total nonaccrual loans	25,278	38,080	36,580
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$25,278	$38,080	$36,580
Nonaccrual loans (included above) covered by guarantees	$3,110	$5,459	$4,883
OREO:
Commercial real estate owned	$520	$628	$628
Bank property real estate owned	958	1,347	4,378
Total OREO	1,478	1,975	5,006
Total nonperforming assets	$26,756	$40,055	$41,586
Ratios:
Nonperforming loans to total loans	0.41%	0.62%	0.73%
Nonperforming assets to total loans plus OREO	0.43%	0.65%	0.83%
Nonperforming assets to total assets	0.32%	0.46%	0.56%
ACL-Loans to nonperforming loans	248%	162%	138%

Deposits
Deposits represent Nicolet’s largest source of funds, and the strong core deposit base provides a stable funding source. Core deposit balances of $6.5 billion at June 30, 2023 declined $128 million (2%) from December 31, 2022, including lower commercial balances, as well as the seasonal run-off of municipal deposits. Compared to June 30, 2022, core deposits increased $656 million (11%), largely due to the Charter acquisition. The deposit composition is presented in Table 10 below.
Table 10: Period End Deposit Composition

	June 30, 2023		December 31, 2022		June 30, 2022
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$2,059,939	29%	$2,361,816	33%	$2,045,732	33%
Interest-bearing demand	1,030,919	14%	1,279,850	18%	1,230,822	20%
Money market	1,835,523	26%	1,707,619	24%	1,411,688	22%
Savings	821,803	11%	931,417	13%	858,160	13%
Time	1,450,420	20%	898,219	12%	739,864	12%
Total deposits	$7,198,604	100%	$7,178,921	100%	$6,286,266	100%
Brokered transaction accounts	$173,107	2%	$252,829	3%	$265,240	4%
Brokered and listed time deposits	566,405	8%	339,066	5%	218,198	4%
Total brokered deposits	$739,512	10%	$591,895	8%	$483,438	8%
Customer transaction accounts	$5,575,077	78%	$6,027,873	84%	$5,281,162	84%
Customer time deposits	884,015	12%	559,153	8%	521,666	8%
Total customer deposits (core)	$6,459,092	90%	$6,587,026	92%	$5,802,828	92%
Total estimated uninsured deposits were $2.0 billion (representing 28% of total deposits) at June 30, 2023, compared to $2.3 billion (representing 32% of total deposits) at December 31, 2022.

Lending-Related Commitments
As of June 30, 2023 and December 31, 2022, Nicolet had the following off-balance sheet lending-related commitments.
Table 11: Commitments

(in thousands)	June 30, 2023	December 31, 2022
Commitments to extend credit	$1,826,995	$1,850,601
Financial standby letters of credit	22,777	26,530
Performance standby letters of credit	12,824	9,375
For additional disclosures on lending-related commitments, see Note 9, “Commitments and Contingencies” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1.

Liquidity Management
Liquidity management refers to the ability to ensure that adequate liquid funds are available to meet the current and future cash flow obligations arising in the daily operations of the Company. These cash flow obligations include the ability to meet the commitments to borrowers for extensions of credit, accommodate deposit cycles and trends, fund capital expenditures, pay dividends to stockholders (if any), and satisfy other operating expenses. The Company’s most liquid assets are cash and due from banks and interest-earning deposits, which totaled $505 million and $155 million at June 30, 2023 and December 31, 2022, respectively. Balances of these liquid assets are dependent on our operating, investing, and financing activities during any given period.
The $350 million increase in cash and cash equivalents since year-end 2022 included $48 million net cash provided by operating activities and $581 million net cash provided by investing activities (mostly investment sales from the balance sheet repositioning), partly offset by $279 million net cash used in financing activities (mostly repayment of FHLB borrowings from the balance sheet repositioning). As of June 30, 2023, management believed that adequate liquidity existed to meet all projected cash flow obligations.
Nicolet’s primary sources of funds include the core deposit base, repayment and maturity of loans, investment securities calls, maturities, and sales, and procurement of brokered deposits or other wholesale funding. At June 30, 2023, approximately 43% of the investment securities portfolio was pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Liquidity sources available to the Company at June 30, 2023, are presented in Table 12 below.
Table 12: Liquidity Sources

(in millions)	June 30, 2023
FHLB Borrowing Availability (1)	$581
Fed Funds Lines	155
Fed Discount Window	11
Immediate Funding Availability	$747

Unencumbered AFS Securities	$525
Less: AFS Securities retained per policy (2)	(443)
Brokered Capacity	1,060
Guaranteed portion of SBA loans	88
Other funding sources	75
Short-Term Funding Availability (3)	$1,305

Total Contingent Funding Availability	$2,052

(1) Excludes outstanding FHLB borrowings of $55 million at June 30, 2023.
(2) Excludes $443 million of AFS securities retained in accordance with internal treasury liquidity policy.
(3) Short-term funding availability defined as funding that could be secured between 2 and 30 days.
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, debt service requirements and, when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. At June 30, 2023, the Parent Company had $56 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.

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
Among other scenarios, we assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned above and reflect the higher interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at June 30, 2023 and December 31, 2022, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 13 below. The results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.
Table 13: Interest Rate Sensitivity

	June 30, 2023	December 31, 2022
200 bps decrease in interest rates	(2.1)%	(0.7)%
100 bps decrease in interest rates	(1.1)%	(0.4)%
100 bps increase in interest rates	1.1%	—%
200 bps increase in interest rates	2.3%	0.1%
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

The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At June 30, 2023, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in strategic growth. A summary of the Company’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.
Table 14: Capital

	At or for the Six Months Ended	At or for the Year Ended
($ in thousands)	June 30, 2023	December 31, 2022
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$1,519	$61,483
Common stock repurchased during the period (full shares)	26,853	671,662
Company Risk-Based Capital:
Total risk-based capital	$902,726	$889,763
Tier 1 risk-based capital	698,469	684,280
Common equity Tier 1 capital	660,114	646,341
Total capital ratio	12.7%	12.3%
Tier 1 capital ratio	9.8%	9.5%
Common equity tier 1 capital ratio	9.3%	9.0%
Tier 1 leverage ratio	8.8%	8.2%
Bank Risk-Based Capital:
Total risk-based capital	$841,973	$816,951
Tier 1 risk-based capital	784,157	764,090
Common equity Tier 1 capital	784,157	764,090
Total capital ratio	11.8%	11.3%
Tier 1 capital ratio	11.0%	10.6%
Common equity tier 1 capital ratio	11.0%	10.6%
Tier 1 leverage ratio	9.9%	9.1%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities, dividends, or repayment of equity-equivalent debt) in light of strategic plans. At June 30, 2023, there remains $46 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk at June 30, 2023, from that presented in our 2022 Annual Report on Form 10-K. See section “Interest Rate Sensitivity Management and Impact of Inflation” within Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2, for our interest rate sensitivity position at June 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of Nicolet’s common stock made during second quarter 2023 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
April 1 – April 30, 2023	21,031	$59.63	12,116
May 1 – May 31, 2023	18,430	$57.48	14,737
June 1 – June 30, 2023	1,672	$72.36	—
Total	41,133	$59.18	26,853	677,000
a.During second quarter 2023, the Company withheld no common shares for minimum tax withholding settlements on restricted stock, and withheld 14,280 common shares to satisfy the exercise price and tax withholding requirements on stock option exercises. These are not considered “repurchases” and, therefore, do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
b.The Board of Directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $276 million to repurchase outstanding shares of common stock. This common stock repurchase program was last modified on April 19, 2022, and has no expiration date. At June 30, 2023, approximately $46 million remained available under this common stock repurchase program, or approximately 677,000 shares of common stock (based upon the closing stock price of $67.91 on June 30, 2023).
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
(1) Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

August 4, 2023	/s/ Michael E. Daniels
Michael E. Daniels
President and Chief Executive Officer

August 4, 2023	/s/ H. Phillip Moore, Jr.
H. Phillip Moore, Jr.
Chief Financial Officer