Form 10-Q
period 2023-09-30
NICOLET BANKSHARES INC
filed 2023-11-07
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2023 there were 14,761,128 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
September 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$109,414	$121,211
Interest-earning deposits	436,466	33,512
Cash and cash equivalents	545,880	154,723
Certificates of deposit in other banks	7,598	12,518
Securities available for sale (“AFS”), at fair value	793,826	917,618
Securities held to maturity (“HTM”), at amortized cost	—	679,128
Other investments	58,367	65,286
Loans held for sale	6,500	1,482
Loans	6,239,257	6,180,499
Allowance for credit losses - loans (“ACL-Loans”)	(63,160)	(61,829)
Loans, net	6,176,097	6,118,670
Premises and equipment, net	117,744	108,956
Bank owned life insurance (“BOLI”)	168,223	165,137
Goodwill and other intangibles, net	396,208	402,438
Accrued interest receivable and other assets	145,719	138,013
Total assets	$8,416,162	$8,763,969

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$2,020,074	$2,361,816
Interest-bearing deposits	5,162,314	4,817,105
Total deposits	7,182,388	7,178,921
Short-term borrowings	—	317,000
Long-term borrowings	197,754	225,342
Accrued interest payable and other liabilities	61,559	70,177
Total liabilities	7,441,701	7,791,440

Stockholders’ Equity:
Common stock	147	147
Additional paid-in capital	626,348	621,988
Retained earnings	431,317	407,864
Accumulated other comprehensive income (loss)	(83,351)	(57,470)
Total stockholders’ equity	974,461	972,529
Total liabilities and stockholders’ equity	$8,416,162	$8,763,969

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	14,757,565	14,690,614
Common shares issued	14,818,155	14,764,104
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
Loans, including loan fees	$87,657	$63,060	$250,890	$167,313
Investment securities:
Taxable	4,351	5,350	13,445	15,612
Tax-exempt	1,424	1,181	4,637	2,503
Other interest income	6,452	1,127	10,345	2,734
Total interest income	99,884	70,718	279,317	188,162
Interest expense:
Deposits	34,964	4,638	89,241	9,240
Short-term borrowings	474	594	4,794	622
Long-term borrowings	2,972	2,496	8,048	6,431
Total interest expense	38,410	7,728	102,083	16,293
Net interest income	61,474	62,990	177,234	171,869
Provision for credit losses	450	8,600	3,990	9,650
Net interest income after provision for credit losses	61,024	54,390	173,244	162,219
Noninterest income:
Wealth management fee income	6,057	5,009	17,439	15,700
Mortgage income, net	2,020	1,728	5,308	7,186
Service charges on deposit accounts	1,492	1,589	4,501	4,602
Card interchange income	3,321	3,012	9,685	8,543
BOLI income	1,090	966	3,363	2,667
Deferred compensation plan asset market valuations	(457)	(571)	988	(2,354)
LSR income, net	1,108	(517)	3,398	(1,042)
Asset gains (losses), net	31	(46)	(38,755)	2,870
Other income	1,879	1,830	5,611	4,902
Total noninterest income	16,541	13,000	11,538	43,074
Noninterest expense:
Personnel	23,944	24,136	72,172	65,008
Occupancy, equipment and office	9,027	7,641	26,655	21,476
Business development and marketing	1,869	2,281	5,936	6,169
Data processing	4,643	3,664	12,849	10,647
Intangibles amortization	1,986	1,628	6,230	4,399
FDIC assessments	1,500	480	3,049	1,440
Merger-related expense	—	519	189	1,172
Other expense	2,769	2,218	8,490	6,344
Total noninterest expense	45,738	42,567	135,570	116,655
Income before income tax expense	31,827	24,823	49,212	88,638
Income tax expense	14,669	6,313	18,357	21,979
Net income	$17,158	$18,510	$30,855	$66,659
Earnings per common share:
Basic	$1.16	$1.33	$2.10	$4.88
Diluted	$1.14	$1.29	$2.05	$4.72
Weighted average common shares outstanding:
Basic	14,740,319	13,890,066	14,715,588	13,647,973
Diluted	15,099,622	14,310,275	15,044,259	14,126,772
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$17,158	$18,510	$30,855	$66,659
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	(21,645)	(26,162)	(12,244)	(89,630)
Net realized (gains) losses included in income	(11)	—	337	(15)
Reclassification adjustment for securities transferred from held to maturity to available for sale	—	—	(20,434)	—
Income tax (expense) benefit	3,574	7,064	6,460	24,204
Total other comprehensive income (loss)	(18,082)	(19,098)	(25,881)	(65,441)
Comprehensive income (loss)	$(924)	$(588)	$4,974	$1,218
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at June 30, 2023	$147	$624,897	$417,863	$(65,269)	$977,638
Comprehensive income:
Net income, three months ended September 30, 2023	—	—	17,158	—	17,158
Other comprehensive income (loss)	—	—	—	(18,082)	(18,082)
Stock-based compensation expense	—	1,399	—	—	1,399
Cash dividends on common stock, $0.25 per share	—	—	(3,704)	—	(3,704)
Exercise of stock options, net	—	(146)	—	—	(146)
Issuance of common stock	—	198	—	—	198
Balances at September 30, 2023	$147	$626,348	$431,317	$(83,351)	$974,461
Balances at June 30, 2022	$134	$520,741	$361,753	$(43,241)	$839,387
Comprehensive income:
Net income, three months ended September 30, 2022	—	—	18,510	—	18,510
Other comprehensive income (loss)	—	—	—	(19,098)	(19,098)
Issuance of common stock in acquisition	13	98,136	—	—	98,149
Stock-based compensation expense	—	1,329	—	—	1,329
Exercise of stock options, net	—	1	—	—	1
Issuance of common stock	—	185	—	—	185
Balances at September 30, 2022	$147	$620,392	$380,263	$(62,339)	$938,463
Balances at December 31, 2022	$147	$621,988	$407,864	$(57,470)	$972,529
Comprehensive income:
Net income, nine months ended September 30, 2023	—	—	30,855	—	30,855
Other comprehensive income (loss)	—	—	—	(25,881)	(25,881)
Stock-based compensation expense	—	4,829	—	—	4,829
Cash dividends on common stock, $0.50 per share	—	—	(7,402)	—	(7,402)
Exercise of stock options, net	1	453	—	—	454
Issuance of common stock	—	598	—	—	598
Purchase and retirement of common stock	(1)	(1,520)	—	—	(1,521)
Balances at September 30, 2023	$147	$626,348	$431,317	$(83,351)	$974,461
Balances at December 31, 2021	$140	$575,045	$313,604	$3,102	$891,891
Comprehensive income:
Net income, nine months ended September 30, 2022	—	—	66,659	—	66,659
Other comprehensive income (loss)	—	—	—	(65,441)	(65,441)
Issuance of common stock in acquisition	13	98,136	—	—	98,149
Stock-based compensation expense	—	5,282	—	—	5,282
Exercise of stock options, net	1	2,077	—	—	2,078
Issuance of common stock	—	557	—	—	557
Purchase and retirement of common stock	(7)	(60,705)	—	—	(60,712)
Balances at September 30, 2022	$147	$620,392	$380,263	$(62,339)	$938,463
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$30,855	$66,659
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	13,163	16,994
Provision for credit losses	3,990	9,650
Increase in cash surrender value of life insurance	(3,386)	(2,551)
Stock-based compensation expense	4,829	5,282
Asset (gains) losses, net	38,755	(2,870)
Gain on sale of loans held for sale, net	(3,230)	(4,520)
Net change due to:
Proceeds from sale of loans held for sale	108,991	188,093
Origination of loans held for sale	(111,883)	(182,962)
Accrued interest receivable and other assets	(3,263)	7,719
Accrued interest payable and other liabilities	(8,618)	(14,145)
Net cash provided by (used in) operating activities	70,203	87,349
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(55,042)	(537,001)
Net (increase) decrease in certificates of deposit in other banks	4,920	8,419
Purchases of securities AFS	(20,220)	(8,623)
Purchases of securities HTM	—	(56,479)
Proceeds from sales of securities AFS	28,992	23,984
Proceeds from sales of securities HTM	460,051	—
Proceeds from calls and maturities of securities AFS	256,151	70,781
Proceeds from calls and maturities of securities HTM	2,916	21,378
Purchases of other investments	(12,934)	(30,327)
Proceeds from sales of other investments	18,939	4,014
Proceeds from redemption of BOLI	312	578
Net (increase) decrease in premises and equipment	(15,104)	(7,965)
Net (increase) decrease in other real estate and other assets	1,211	9,785
Net cash (paid) received in branch sale	—	147,833
Net cash (paid) received in business combination	—	(28,221)
Net cash provided by (used in) investing activities	670,192	(381,844)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	3,633	68,428
Net increase (decrease) in short-term borrowings	(317,000)	147,134
Repayments of long-term borrowings	(28,000)	(20,000)
Purchase and retirement of common stock	(1,521)	(60,712)
Cash dividends paid on common stock	(7,402)	—
Proceeds from issuance of common stock	598	557
Proceeds from exercise of stock options	454	2,078
Net cash provided by (used in) financing activities	(349,238)	137,485
Net increase (decrease) in cash and cash equivalents	391,157	(157,010)
Cash and cash equivalents:
Beginning	154,723	595,292
Ending *	$545,880	$438,282
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$99,486	$19,785
Cash paid for taxes	22,920	25,660
Transfer of securities from HTM to AFS	177,727	—
Transfer of loans and bank premises to other real estate owned	873	432
Capitalized mortgage servicing rights	1,104	2,127
Acquisitions:
Fair value of assets acquired	$—	$1,121,000
Fair value of liabilities assumed	—	1,034,000
Net assets acquired	—	87,000
* There was no restricted cash in cash and cash equivalents at either September 30, 2023 or September 30, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income	$17,158	$18,510	$30,855	$66,659
Weighted average common shares outstanding	14,740	13,890	14,716	13,648
Effect of dilutive common stock awards	360	420	328	479
Diluted weighted average common shares outstanding	15,100	14,310	15,044	14,127
Basic earnings per common share*	$1.16	$1.33	$2.10	$4.88
Diluted earnings per common share*	$1.14	$1.29	$2.05	$4.72
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
For the three and nine months ended September 30, 2023, options to purchase approximately 0.1 million and 0.2 million shares, respectively, were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. For the three and nine months ended September 30, 2022, options to purchase approximately 0.2 million and 0.1 million shares, respectively, were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.

Note 4 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors, and at September 30, 2023, approximately 0.7 million shares were available for grant under these stock-based compensation plans.
A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants were as follows.

	Nine Months Ended September 30,
	2023	2022
Dividend yield	1.6%	—%
Expected volatility	30%	30%
Risk-free interest rate	3.74%	3.03%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$20.94	$30.99

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2022	1,853,064	$59.79
Granted	7,000	64.36
Exercise of stock options *	(115,179)	40.02
Forfeited	(25,000)	84.98
Outstanding - September 30, 2023	1,719,885	$60.76	5.3	$20,354
Exercisable - September 30, 2023	1,260,942	$55.09	4.5	$20,217
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the nine months ended September 30, 2023, 54,517 such shares were withheld by the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the nine months ended September 30, 2023 and 2022 was approximately $3.7 million and $3.3 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2022	$76.49	73,490
Granted	55.65	11,674
Vested	66.40	(24,574)
Outstanding - September 30, 2023	$76.57	60,590
The Company recognized approximately $4.2 million and $4.6 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for the nine months ended September 30, 2023 and 2022, respectively, associated with its common stock awards granted to officers and employees. In addition, for the nine months ended September 30, 2023, the Company recognized approximately $0.6 million of director expense (included in other expense on the consolidated statements of income) for restricted stock grants totaling 11,674 shares with immediate vesting to directors, while for the nine months ended September 30, 2022, the Company recognized approximately $0.7 million of director expense for restricted stock grants totaling 8,852 shares with immediate vesting to directors, in each case representing the annual stock retainer fee paid to external board members for that year. As of September 30, 2023, there was approximately $14.0 million of unrecognized compensation cost related to equity award grants, which is expected to be recognized over the remaining vesting period of approximately three years. The Company recognized a tax benefit of approximately $0.5 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

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

The amortized cost and fair value of securities AFS and HTM are summarized as follows.

	September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$42,190	$—	$4,686	$37,504
U.S. government agency securities	8,293	2	74	8,221
State, county and municipals	387,259	69	45,998	341,330
Mortgage-backed securities	355,906	—	49,497	306,409
Corporate debt securities	111,245	—	10,883	100,362
Total securities AFS	$904,893	$71	$111,138	$793,826

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$192,116	$—	$8,286	$183,830
U.S. government agency securities	2,133	—	33	2,100
State, county and municipals	433,733	123	35,668	398,188
Mortgage-backed securities	227,650	10	26,728	200,932
Corporate debt securities	140,712	3	8,147	132,568
Total securities AFS	$996,344	$136	$78,862	$917,618
Securities HTM:
U.S. Treasury securities	$497,648	$—	$35,722	$461,926
U.S. government agency securities	8,744	46	—	8,790
State, county and municipals	34,874	—	3,349	31,525
Mortgage-backed securities	137,862	—	16,751	121,111
Total securities HTM	$679,128	$46	$55,822	$623,352
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

Proceeds and realized gains or losses from the sale of AFS and HTM securities were as follows.

	Nine Months Ended September 30,
(in thousands)	2023	2022
Securities AFS:
Gross gains	$268	$20
Gross losses	(605)	(5)
Gains (losses) on sales of securities AFS, net	$(337)	$15
Proceeds from sales of securities AFS	$28,992	$23,984
Securities HTM:
Gross gains	$—	$—
Gross losses	(37,723)	—
Gains (losses) on sales of securities HTM, net	$(37,723)	$—
Proceeds from sales of securities HTM	$460,051	$—
All mortgage-backed securities included in the securities portfolio were issued by U.S. government agencies and corporations. Investment securities with a carrying value of $345 million and $883 million, as of September 30, 2023 and December 31, 2022, respectively, were pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Accrued interest on investment securities totaled $5 million at both September 30, 2023 and December 31, 2022, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	September 30, 2023
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$37,504	$4,686	$37,504	$4,686	4
U.S. government agency securities	5,396	32	1,798	42	7,194	74	10
State, county and municipals	66,415	5,460	263,740	40,538	330,155	45,998	710
Mortgage-backed securities	19,959	268	286,450	49,229	306,409	49,497	451
Corporate debt securities	3,336	223	92,607	10,660	95,943	10,883	67
Total	$95,106	$5,983	$682,099	$105,155	$777,205	$111,138	1,242

	December 31, 2022
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$448	$14	$183,382	$8,272	$183,830	$8,286	9
U.S. government agency securities	2,083	32	17	1	2,100	33	9
State, county and municipals	277,546	18,041	86,569	17,627	364,115	35,668	812
Mortgage-backed securities	102,108	11,320	95,614	15,408	197,722	26,728	376
Corporate debt securities	114,887	6,186	12,938	1,961	127,825	8,147	90
Total	$497,072	$35,593	$378,520	$43,269	$875,592	$78,862	1,296
Securities HTM:
U.S. Treasury securities	$—	$—	$461,926	$35,722	$461,926	$35,722	6
State, county and municipals	17,591	1,594	11,654	1,755	29,245	3,349	58
Mortgage-backed securities	68,108	8,029	53,003	8,722	121,111	16,751	106
Total	$85,699	$9,623	$526,583	$46,199	$612,282	$55,822	170

During first quarter 2023, the Company recognized provision expense of $2.3 million related to the expected credit loss on its Signature Bank sub debt investment (acquired in an acquisition), and immediately charged-off the full investment. The Company does not consider its remaining securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these AFS securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. As of September 30, 2023 and December 31, 2022, no allowance for credit losses on AFS securities was recognized.
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

As of September 30, 2023	Securities AFS
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$65,155	$64,470
Due in one year through five years	162,719	147,803
Due after five years through ten years	207,337	177,658
Due after ten years	113,776	97,486
	548,987	487,417
Mortgage-backed securities	355,906	306,409
Total investment securities	$904,893	$793,826
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

	September 30, 2023	December 31, 2022
(in thousands)	Amount	Amount
Federal Reserve Bank stock	$33,050	$32,219
Federal Home Loan Bank (“FHLB”) stock	9,674	18,625
Equity securities with readily determinable fair values	3,893	4,376
Other investments	11,750	10,066
Total other investments	$58,367	$65,286

Note 6 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	September 30, 2023		December 31, 2022
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,237,789	20%	$1,304,819	21%
Owner-occupied commercial real estate (“CRE”)	971,397	16	954,599	15
Agricultural	1,108,261	18	1,088,607	18
CRE investment	1,130,938	18	1,149,949	19
Construction & land development	326,747	5	318,600	5
Residential construction	76,289	1	114,392	2
Residential first mortgage	1,136,748	18	1,016,935	16
Residential junior mortgage	195,432	3	177,332	3
Retail & other	55,656	1	55,266	1
Loans	6,239,257	100%	6,180,499	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	63,160		61,829
Loans, net	$6,176,097		$6,118,670
Allowance for credit losses - Loans to loans	1.01%		1.00%
Accrued interest on loans totaled $19 million and $15 million at September 30, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.
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
A roll forward of the allowance for credit losses - loans is summarized as follows.

	Three Months Ended		Nine Months Ended		Year Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	December 31, 2022
Beginning balance	$62,811	$50,655	$61,829	$49,672	$49,672
ACL on PCD loans acquired	—	1,709	—	1,709	1,937
Provision for credit losses	450	8,200	1,650	9,100	10,950
Charge-offs	(346)	(300)	(1,091)	(442)	(1,033)
Recoveries	245	84	772	309	303
Net (charge-offs) recoveries	(101)	(216)	(319)	(133)	(730)
Ending balance	$63,160	$60,348	$63,160	$60,348	$61,829

The following tables present the balance and activity in the ACL-Loans by portfolio segment.

	Nine Months Ended September 30, 2023
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$16,350	$9,138	$9,762	$12,744	$2,572	$1,412	$6,976	$1,846	$1,029	$61,829
Provision	(1,518)	48	2,467	46	96	(484)	336	295	364	1,650
Charge-offs	(403)	(301)	(66)	—	—	—	—	(96)	(225)	(1,091)
Recoveries	518	241	3	—	—	—	3	—	7	772
Net (charge-offs) recoveries	115	(60)	(63)	—	—	—	3	(96)	(218)	(319)
Ending balance	$14,947	$9,126	$12,166	$12,790	$2,668	$928	$7,315	$2,045	$1,175	$63,160
As % of ACL-Loans	24%	14%	19%	20%	4%	2%	12%	3%	2%	100%

	Year Ended December 31, 2022
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$12,613	$7,222	$9,547	$8,462	$1,812	$900	$6,844	$1,340	$932	$49,672
ACL on PCD loans	1,408	384	—	38	2	—	93	12	—	1,937
Provision	2,415	2,087	215	4,075	758	512	96	493	299	10,950
Charge-offs	(190)	(555)	—	—	—	—	(65)	—	(223)	(1,033)
Recoveries	104	—	—	169	—	—	8	1	21	303
Net (charge-offs) recoveries	(86)	(555)	—	169	—	—	(57)	1	(202)	(730)
Ending balance	$16,350	$9,138	$9,762	$12,744	$2,572	$1,412	$6,976	$1,846	$1,029	$61,829
As % of ACL-Loans	26%	15%	16%	21%	4%	2%	11%	3%	2%	100%
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
Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in accrued interest payable and other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The reserve for unfunded commitments was $3.0 million at both September 30, 2023 and December 31, 2022.
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

	Three Months Ended		Nine Months Ended		Year Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	December 31, 2022
Provision for credit losses on:
Loans	$450	$8,200	$1,650	$9,100	$10,950
Unfunded commitments	—	400	—	550	550
Investment securities	—	—	2,340	—	—
Total	$450	$8,600	$3,990	$9,650	$11,500
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

September 30, 2023	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$3,402	$3,402	$2,351	$1,051	$230
Owner-occupied CRE	4,827	—	4,827	4,827	—	—
Agricultural	7,629	5,811	13,440	8,530	4,910	123
CRE investment	942	—	942	552	390	19
Construction & land development	—	—	—	—	—	—
Residential first mortgage	686	—	686	686	—	—
Residential junior mortgage	—	—	—	—	—	—
Total loans	$14,084	$9,213	$23,297	$16,946	$6,351	$372

December 31, 2022	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$3,475	$3,475	$1,927	$1,548	$595
Owner-occupied CRE	4,907	—	4,907	4,699	208	53
Agricultural	13,758	6,458	20,216	14,358	5,858	261
CRE investment	2,713	—	2,713	979	1,734	212
Construction & land development	670	—	670	670	—	—
Residential first mortgage	91	—	91	91	—	—
Total loans	$22,139	$9,933	$32,072	$22,724	$9,348	$1,121

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	September 30, 2023
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$281	$5,192	$1,232,316	$1,237,789
Owner-occupied CRE	76	5,602	965,719	971,397
Agricultural	151	13,458	1,094,652	1,108,261
CRE investment	240	1,100	1,129,598	1,130,938
Construction & land development	23	177	326,547	326,747
Residential construction	—	—	76,289	76,289
Residential first mortgage	1,710	3,812	1,131,226	1,136,748
Residential junior mortgage	67	92	195,273	195,432
Retail & other	729	74	54,853	55,656
Total loans	$3,277	$29,507	$6,206,473	$6,239,257
Percent of total loans	0.1%	0.5%	99.4%	100.0%

	December 31, 2022
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$210	$3,328	$1,301,281	$1,304,819
Owner-occupied CRE	833	5,647	948,119	954,599
Agricultural	20	20,416	1,068,171	1,088,607
CRE investment	—	3,832	1,146,117	1,149,949
Construction & land development	—	771	317,829	318,600
Residential construction	—	—	114,392	114,392
Residential first mortgage	3,628	3,780	1,009,527	1,016,935
Residential junior mortgage	236	224	176,872	177,332
Retail & other	261	82	54,923	55,266
Total loans	$5,188	$38,080	$6,137,231	$6,180,499
Percent of total loans	0.1%	0.6%	99.3%	100.0%

The following table presents nonaccrual loans by portfolio segment.

	September 30, 2023		December 31, 2022
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$5,192	17%	$3,328	9%
Owner-occupied CRE	5,602	19	5,647	15
Agricultural	13,458	46	20,416	53
CRE investment	1,100	4	3,832	10
Construction & land development	177	1	771	2
Residential construction	—	—	—	—
Residential first mortgage	3,812	13	3,780	10
Residential junior mortgage	92	—	224	1
Retail & other	74	—	82	—
Nonaccrual loans	$29,507	100%	$38,080	100%
Percent of total loans	0.5%		0.6%

Credit Quality Information:
The following tables present total loans by risk categories and gross charge-offs by year of origination. Acquired loans have been included based upon the actual origination date.

September 30, 2023	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$152,385	$254,446	$184,778	$73,488	$53,351	$96,269	$334,059	$—	$1,148,776
Grade 5	5,350	10,296	6,779	2,908	1,246	7,364	24,477	—	58,420
Grade 6	—	591	612	194	4	1,028	1,850	—	4,279
Grade 7	4,444	4,600	2,653	2,372	1,952	7,205	3,088	—	26,314
Total	$162,179	$269,933	$194,822	$78,962	$56,553	$111,866	$363,474	$—	$1,237,789
Current period gross charge-offs	$—	$(77)	$(114)	$—	$—	$(197)	$(15)	$—	$(403)
Owner-occupied CRE
Grades 1-4	$101,687	$157,461	$186,745	$98,057	$90,223	$277,024	$3,114	$—	$914,311
Grade 5	949	3,754	9,854	5,362	1,481	15,158	212	—	36,770
Grade 6	—	—	348	1,545	605	150	—	—	2,648
Grade 7	—	218	1,024	6,916	354	8,861	295	—	17,668
Total	$102,636	$161,433	$197,971	$111,880	$92,663	$301,193	$3,621	$—	$971,397
Current period gross charge-offs	$—	$—	$—	$—	$—	$(301)	$—	$—	$(301)
Agricultural
Grades 1-4	$72,777	$282,254	$136,796	$80,960	$23,694	$144,223	$252,202	$—	$992,906
Grade 5	2,809	11,201	6,003	725	384	33,751	14,316	—	69,189
Grade 6	—	134	1,114	—	51	2,293	207	—	3,799
Grade 7	3,851	6,898	6,455	492	1,865	14,764	8,042	—	42,367
Total	$79,437	$300,487	$150,368	$82,177	$25,994	$195,031	$274,767	$—	$1,108,261
Current period gross charge-offs	$—	$—	$—	$—	$—	$(66)	$—	$—	$(66)
CRE investment
Grades 1-4	$27,123	$183,799	$247,563	$172,237	$117,114	$294,916	$11,445	$—	$1,054,197
Grade 5	2,802	7,859	14,857	8,634	10,066	21,927	49	—	66,194
Grade 6	—	—	—	—	—	1,357	65	—	1,422
Grade 7	—	55	21	—	1,043	8,006	—	—	9,125
Total	$29,925	$191,713	$262,441	$180,871	$128,223	$326,206	$11,559	$—	$1,130,938
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$37,180	$153,809	$88,212	$9,610	$5,288	$28,329	$2,070	$—	$324,498
Grade 5	—	26	127	1,275	508	89	—	—	2,025
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	47	—	—	—	—	92	85	—	224
Total	$37,227	$153,835	$88,339	$10,885	$5,796	$28,510	$2,155	$—	$326,747
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$35,996	$32,539	$5,279	$1,101	$125	$1,209	$40	$—	$76,289
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$35,996	$32,539	$5,279	$1,101	$125	$1,209	$40	$—	$76,289
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$125,176	$377,475	$256,628	$134,035	$59,281	$168,739	$614	$3	$1,121,951
Grade 5	—	1,296	1,259	1,262	2,538	2,684	—	—	9,039
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	150	467	485	1,074	3,582	—	—	5,758
Total	$125,176	$378,921	$258,354	$135,782	$62,893	$175,005	$614	$3	$1,136,748
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential junior mortgage
Grades 1-4	$12,538	$7,607	$3,915	$4,360	$2,848	$4,110	$153,322	$6,446	$195,146
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	32	202	—	—	14	38	—	286
Total	$12,538	$7,639	$4,117	$4,360	$2,848	$4,124	$153,360	$6,446	$195,432
Current period gross charge-offs	$—	$—	$—	$—	$—	$(96)	$—	$—	$(96)
Retail & other
Grades 1-4	$7,281	$8,932	$6,202	$2,925	$2,045	$4,042	$24,107	$—	$55,534
Grade 5	—	—	18	—	—	—	—	—	18
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	26	10	1	67	—	—	104
Total	$7,281	$8,932	$6,246	$2,935	$2,046	$4,109	$24,107	$—	$55,656
Current period gross charge-offs	$(6)	$(1)	$—	$(1)	$—	$(52)	$(165)	$—	$(225)
Total loans	$592,395	$1,505,432	$1,167,937	$608,953	$377,141	$1,147,253	$833,697	$6,449	$6,239,257

December 31, 2022	Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$317,394	$226,065	$101,374	$68,884	$50,189	$77,589	$360,978	$—	$1,202,473
Grade 5	9,938	5,902	10,811	1,530	3,986	4,562	20,617	—	57,346
Grade 6	1,459	2,283	629	511	402	11,653	14,047	—	30,984
Grade 7	556	293	3,211	2,990	775	1,070	5,121	—	14,016
Total	$329,347	$234,543	$116,025	$73,915	$55,352	$94,874	$400,763	$—	$1,304,819
Current period gross charge-offs	$(38)	$(41)	$(2)	$—	$(109)	$—	$—	$—	$(190)
Owner-occupied CRE
Grades 1-4	$151,391	$190,313	$105,156	$100,606	$91,479	$252,574	$6,734	$—	$898,253
Grade 5	5,241	3,192	4,287	2,163	4,791	14,632	348	—	34,654
Grade 6	—	—	763	2,361	—	877	—	—	4,001
Grade 7	227	706	6,344	616	—	9,798	—	—	17,691
Total	$156,859	$194,211	$116,550	$105,746	$96,270	$277,881	$7,082	$—	$954,599
Current period gross charge-offs	$—	$—	$—	$—	$—	$(555)	$—	$—	$(555)
Agricultural
Grades 1-4	$275,208	$145,272	$85,413	$25,463	$19,687	$130,849	$249,033	$—	$930,925
Grade 5	13,295	18,178	2,694	1,992	517	43,927	21,199	—	101,802
Grade 6	115	1,457	28	33	—	5,258	429	—	7,320
Grade 7	7,165	2,632	720	1,977	4,611	19,948	11,507	—	48,560
Total	$295,783	$167,539	$88,855	$29,465	$24,815	$199,982	$282,168	$—	$1,088,607
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
CRE investment
Grades 1-4	$205,930	$229,252	$192,527	$134,301	$79,649	$248,595	$11,383	$—	$1,101,637
Grade 5	567	1,649	3,578	4,266	3,086	24,897	—	—	38,043
Grade 6	—	—	—	1,170	2,396	2,483	206	—	6,255
Grade 7	—	—	121	299	245	3,140	209	—	4,014
Total	$206,497	$230,901	$196,226	$140,036	$85,376	$279,115	$11,798	$—	$1,149,949
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$104,804	$140,727	$12,188	$9,747	$23,811	$13,138	$13,235	$—	$317,650
Grade 5	37	—	—	14	—	95	—	—	146
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	33	—	—	—	—	771	—	—	804
Total	$104,874	$140,727	$12,188	$9,761	$23,811	$14,004	$13,235	$—	$318,600
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$92,417	$16,774	$966	$123	$336	$229	$3,547	$—	$114,392
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$92,417	$16,774	$966	$123	$336	$229	$3,547	$—	$114,392
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$318,628	$272,011	$147,857	$68,975	$31,208	$162,153	$2,080	$3	$1,002,915
Grade 5	1,494	758	997	1,803	2,272	465	—	—	7,789
Grade 6	—	—	—	711	—	—	—	—	711
Grade 7	154	329	188	349	197	4,303	—	—	5,520
Total	$320,276	$273,098	$149,042	$71,838	$33,677	$166,921	$2,080	$3	$1,016,935
Current period gross charge-offs	$—	$—	$—	$—	$—	$(65)	$—	$—	$(65)
Residential junior mortgage
Grades 1-4	$10,119	$4,580	$5,207	$3,151	$1,573	$3,409	$142,784	$5,762	$176,585
Grade 5	—	—	—	—	—	143	165	—	308
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	206	—	—	—	24	209	—	439
Total	$10,119	$4,786	$5,207	$3,151	$1,573	$3,576	$143,158	$5,762	$177,332
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Retail & other
Grades 1-4	$12,318	$8,957	$4,221	$3,188	$1,035	$24,950	$492	$—	$55,161
Grade 5	—	23	—	—	—	—	—	—	23
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	23	22	2	30	5	—	—	82
Total	$12,318	$9,003	$4,243	$3,190	$1,065	$24,955	$492	$—	$55,266
Current period gross charge-offs	$—	$(1)	$(6)	$(1)	$—	$—	$(215)	$—	$(223)
Total loans	$1,528,490	$1,271,582	$689,302	$437,225	$322,275	$1,061,537	$864,323	$5,765	$6,180,499

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
Modifications to Borrowers Experiencing Financial Difficulty:
On January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting guidance for TDRs by creditors and enhanced the disclosure requirements for certain loan modifications to borrowers experiencing financial difficulty. The following table presents the amortized cost of loans that were both experiencing financial difficulty and were modified during the nine months ended September 30, 2023, aggregated by portfolio segment and type of modification.

(in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Total	% of Total Loans
Commercial & industrial	$433	$—	$87	$—	$520	0.04%
Owner-occupied CRE	—	—	—	—	—	—%
Agricultural	107	—	—	—	107	0.01%
CRE investment	—	—	—	—	—	—%
Construction & land development	—	—	—	—	—	—%
Residential first mortgage	—	—	—	—	—	—%
Total	$540	$—	$87	$—	$627	0.01%
The loans presented in the table above have had more than insignificant payment delays (which the Company has defined as payment delays in excess of three months). These modified loans are closely monitored by the Company to understand the effectiveness of its modification efforts, and such loans generally remain in nonaccrual status pending a sustained period of performance in accordance with the modified terms.
As of September 30, 2023, there were no loans made to borrowers experiencing financial difficulty that were modified during the current period and subsequently defaulted, and there were no commitments to lend additional funds to such debtors.
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

Note 7 – Goodwill and Other Intangibles and Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life that would affect expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance of the underlying operations or assets which give rise to the intangible. Management also regularly monitors economic factors for potential impairment indications on the value of our franchise, stability of deposits, and the wealth client base, underlying our goodwill and other intangibles. Management concluded no impairment was indicated for the nine months ended September 30, 2023 and the year ended December 31, 2022. A summary of goodwill and other intangibles was as follows.

(in thousands)	September 30, 2023	December 31, 2022
Goodwill	$367,387	$367,387
Core deposit intangibles	26,842	32,701
Customer list intangibles	1,979	2,350
Other intangibles	28,821	35,051
Goodwill and other intangibles, net	$396,208	$402,438
Goodwill: A summary of goodwill was as follows. During 2022, goodwill increased due to the Charter acquisition.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2023	December 31, 2022
Goodwill:
Goodwill at beginning of year	$367,387	$317,189
Acquisitions	—	49,970
Purchase accounting adjustment	—	228
Goodwill at end of period	$367,387	$367,387
Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. A summary of other intangible assets was as follows. During 2022, core deposit intangibles increased due to the Charter acquisition.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2023	December 31, 2022
Core deposit intangibles:
Gross carrying amount	$60,724	$60,724
Accumulated amortization	(33,882)	(28,023)
Net book value	$26,842	$32,701
Additions during the period	$—	$19,364
Amortization during the period	$5,859	$6,108
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(3,544)	(3,173)
Net book value	$1,979	$2,350
Amortization during the period	$371	$508

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

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2023	December 31, 2022
Mortgage servicing rights asset:
MSR asset at beginning of year	$13,080	$13,636
Capitalized MSR	1,104	2,327
Amortization during the period	(2,248)	(2,883)
MSR asset at end of period	$11,936	$13,080
Valuation allowance at beginning of year	$(500)	$(1,200)
Reversals	500	700
Valuation allowance at end of period	$—	$(500)
MSR asset, net	$11,936	$12,580
Fair value of MSR asset at end of period	$15,847	$17,215
Residential mortgage loans serviced for others	$1,610,318	$1,637,109
Net book value of MSR asset to loans serviced for others	0.74%	0.77%
Loan servicing rights (“LSR”): The Company acquired an LSR asset in December 2021 which will be amortized over the estimated remaining loan service period. The Company does not expect to add new loans to this servicing portfolio. A summary of the changes in the LSR asset were as follows.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2023	December 31, 2022
Loan servicing rights asset:
LSR asset at beginning of year	$11,039	$20,055
Amortization during the period	(1,656)	(9,016)
LSR asset at end of period	$9,383	$11,039
Agricultural loans serviced for others	$502,901	$538,392
The following table shows the estimated future amortization expense for amortizing intangible assets and the servicing assets. The projections are based on existing asset balances, the current interest rate environment and estimated prepayment speeds as of September 30, 2023. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset	LSR asset
Year ending December 31,
2023 (remaining three months)	$1,730	$112	$687	$552
2024	6,298	449	2,661	1,962
2025	5,161	449	1,978	1,717
2026	3,983	249	1,457	1,472
2027	3,218	166	1,457	1,227
2028	2,622	166	1,456	981
Thereafter	3,830	388	2,240	1,472
Total	$26,842	$1,979	$11,936	$9,383

Note 8 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. The Company did not have any short-term borrowings outstanding at September 30, 2023. At December 31, 2022, short-term borrowings included $317 million of short-term FHLB advances, comprised of $117 million due in January 2023 at a weighted average rate of 4.29% and $200 million due in September 2023 at a weighted average rate of 4.30%.
Long-Term Borrowings:
Long-term borrowings include any borrowing with an original maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	September 30, 2023	December 31, 2022
FHLB advances	$5,000	$33,000
Junior subordinated debentures	40,344	39,720
Subordinated notes	152,410	152,622
Total long-term borrowings	$197,754	$225,342
FHLB Advances: The Federal Home Loan Bank (“FHLB”) advance bears a fixed rate, requires interest-only monthly payments, and has a maturity date of March 2025. The weighted average rate of the FHLB advances was 1.55% at September 30, 2023 and 1.09% at December 31, 2022.
Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debenture. All the junior subordinated debentures are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. At September 30, 2023 and December 31, 2022, approximately $39 million and $38 million, respectively, of trust preferred securities qualify as Tier 1 capital.

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
In December 2021, Nicolet assumed two subordinated note issuances at a premium as the result of an acquisition. One issuance was $30 million in fixed-to-floating rate subordinated notes due in 2028, with a fixed annual interest rate of 5.875% for the first five years, and will reset quarterly thereafter to the then current three-month SOFR, as adjusted for the LIBOR to SOFR spread adjustment, plus 2.88%. The Company intends to redeem these notes on the next interest payment date in fourth quarter 2023. The second issuance was $22 million in fixed-to-floating rate subordinated notes due in 2030, with a fixed annual interest rate of 7.00% for the first five years, and will reset quarterly thereafter to the then current SOFR plus 687.5 basis points. The Notes due in 2028 are redeemable beginning June 1, 2023, and quarterly thereafter on any interest payment date, while the Notes due in 2030 are redeemable beginning June 30, 2025, and quarterly thereafter on any interest payment date. All Notes qualify as Tier 2 capital for regulatory purposes, and are discounted in accordance with regulations when the debt has five years or less remaining to maturity.

The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of September 30, 2023				As of December 31, 2022
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs (1)	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (2)	12/15/2035	7.10%	$10,310	$(2,429)	$7,881	6.20%	$7,734
Baylake Capital Trust II (3)	9/30/2036	7.01%	16,598	(2,997)	13,601	6.08%	13,424
First Menasha Statutory Trust (4)	3/17/2034	8.46%	5,155	(454)	4,701	7.53%	4,668
County Bancorp Statutory Trust II (5)	9/15/2035	7.20%	6,186	(792)	5,394	6.30%	5,277
County Bancorp Statutory Trust III (6)	6/15/2036	7.36%	6,186	(850)	5,336	6.46%	5,219
Fox River Valley Capital Trust (7)	5/30/2033	6.40%	3,610	(179)	3,431	6.40%	3,398
Total			$48,045	$(7,701)	$40,344		$39,720
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$100,000	$(576)	$99,424	3.13%	$99,267
County Subordinated Notes due 2028	6/1/2028	8.56%	30,000	—	30,000	5.88%	30,119
County Subordinated Notes due 2030	6/30/2030	7.00%	22,400	586	22,986	7.00%	23,236
Total			$152,400	$10	$152,410		$152,622
(1) Represents the remaining unamortized premium or discount on debt issuances assumed in acquisitions, and represents the unamortized debt issue costs for the debt issued directly by Nicolet.
(2) The debentures, assumed in April 2013 as the result of an acquisition, have a floating rate of three-month SOFR plus 1.43%, adjusted quarterly. *
(3) The debentures, assumed in April 2016 as a result of an acquisition, have a floating rate of three-month SOFR plus 1.35%, adjusted quarterly. *
(4) The debentures, assumed in April 2017 as the result of an acquisition, have a floating rate of three-month SOFR plus 2.79%, adjusted quarterly. *
(5) The debentures, assumed in December 2021 as the result of an acquisition, have a floating rate of three-month SOFR plus 1.53%, adjusted quarterly. *
(6) The debentures, assumed in December 2021 as the result of an acquisition, have a floating rate of three-month SOFR plus 1.69%, adjusted quarterly. *
(7) The debentures, assumed in December 2021 as the result of an acquisition, have a floating rate of 5-year swap rate plus 3.40%, which resets every five years.
* The floating rate on this debenture was originally based on three-month LIBOR. Effective with the cessation of LIBOR, the floating rate on this debenture is now based on three-month CME Term SOFR, plus the spread adjustment of 0.26161%.

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
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	September 30, 2023	December 31, 2022
Commitments to extend credit	$1,810,068	$1,850,601
Financial standby letters of credit	18,235	26,530
Performance standby letters of credit	15,814	9,375
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
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the contractual amounts were $16 million and $17 million, respectively, at September 30, 2023. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale totaled $9 million and $9 million, respectively, at December 31, 2022. The net fair value of these mortgage derivatives combined was a net gain of $0.2 million and $0.1 million at September 30, 2023 and December 31, 2022, respectively.
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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
September 30, 2023
U.S. Treasury securities	$37,504	$—	$37,504	$—
U.S. government agency securities	8,221	—	8,221	—
State, county and municipals	341,330	—	339,949	1,381
Mortgage-backed securities	306,409	—	305,438	971
Corporate debt securities	100,362	—	97,064	3,298
Securities AFS	$793,826	$—	$788,176	$5,650
Other investments (equity securities)	$3,893	$3,893	$—	$—
Derivative assets	$186	$—	$—	$186
Derivative liabilities	$—	$—	$—	$—
December 31, 2022
U.S. Treasury securities	$183,830	$—	$183,830	$—
U.S. government agency securities	2,100	—	2,100	—
State, county and municipals	398,188	—	396,315	1,873
Mortgage-backed securities	200,932	—	199,951	981
Corporate debt securities	132,568	—	127,269	5,299
Securities AFS	$917,618	$—	$909,465	$8,153
Other investments (equity securities)	$4,376	$4,376	$—	$—
Derivative assets	$60	$—	$—	$60
Derivative liabilities	$10	$—	$—	$10
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the tables above.
Securities AFS: Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds and mortgage-backed securities. At September 30, 2023 and December 31, 2022, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.
Derivatives: The derivative assets and liabilities include interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale, which are considered derivative instruments (“mortgage derivatives”). The fair value of interest rate lock commitments are determined using the projected sale price of individual loans based on changes in the market interest rates, projected pull-through rates (the probability that an interest rate lock commitment will ultimately result in an originated loan), the reduction in the value of the applicant’s option due to the passage of time, and the remaining origination costs to be incurred based on management’s estimate of market costs. The fair value of forward commitments are determined using quoted prices of to-be-announced securities in active markets, or benchmarked to such securities. The derivative assets and liabilities are classified with Level 3 of the hierarchy.

The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Nine Months Ended	Year Ended
Level 3 Fair Value Measurements:	September 30, 2023	December 31, 2022
Balance at beginning of year	$8,153	$8,065
Acquired balance	—	750
Maturities / Paydowns	(2,469)	(451)
Unrealized gain / (loss)	(34)	(211)
Balance at end of period	$5,650	$8,153
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
September 30, 2023
Collateral dependent loans	$22,925	$—	$—	$22,925
Other real estate owned (“OREO”)	2,031	—	—	2,031
MSR asset	11,936	—	—	11,936
December 31, 2022
Collateral dependent loans	$30,951	$—	$—	$30,951
OREO	1,975	—	—	1,975
MSR asset	12,580	—	—	12,580
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
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

September 30, 2023
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$545,880	$545,880	$545,880	$—	$—
Certificates of deposit in other banks	7,598	7,519	—	7,519	—
Securities AFS	793,826	793,826	—	788,176	5,650
Other investments, including equity securities	58,367	58,367	3,893	43,973	10,501
Loans held for sale	6,500	6,641	—	6,641	—
Loans, net	6,176,097	5,908,160	—	—	5,908,160
MSR asset	11,936	15,847	—	—	15,847
LSR asset	9,383	9,383	—	—	9,383
Accrued interest receivable	24,166	24,166	24,166	—	—
Financial liabilities:
Deposits	$7,182,388	$7,164,174	$—	$—	$7,164,174
Short-term borrowings	—	—	—	—	—
Long-term borrowings	197,754	190,738	—	4,736	186,002
Accrued interest payable	7,028	7,028	7,028	—	—

December 31, 2022
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$154,723	$154,723	$154,723	$—	$—
Certificates of deposit in other banks	12,518	12,407	—	12,407	—
Securities AFS	917,618	917,618	—	909,465	8,153
Securities HTM	679,128	623,352	—	623,352	—
Other investments, including equity securities	65,286	65,286	4,376	52,093	8,817
Loans held for sale	1,482	1,529	—	1,529	—
Loans, net	6,118,670	5,863,570	—	—	5,863,570
MSR asset	12,580	17,215	—	—	17,215
LSR asset	11,039	11,039	—	—	11,039
Accrued interest receivable	21,275	21,275	21,275	—	—
Financial liabilities:
Deposits	$7,178,921	$7,172,779	$—	$—	$7,172,779
Short-term borrowings	317,000	317,000	317,000	—	—
Long-term borrowings	225,342	220,513	—	33,001	187,512
Accrued interest payable	4,265	4,265	4,265	—	—
The valuation methodologies for the financial instruments disclosed in the above table are described in Note 18, Fair Value Measurements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Note 11 – Subsequent Event
On October 2, 2023, Nicolet sold its member interest in UFS, LLC, for proceeds of $10 million and a pre-tax gain of approximately $9 million. This gain on sale will be realized during fourth quarter 2023.

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
•the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as inflation and recessions, weather events, natural disasters, epidemics and pandemics, terrorist activities, wars or other foreign conflicts, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs;
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

Overview
The following discussion is management’s analysis of the consolidated financial condition as of September 30, 2023 and December 31, 2022 and results of operations for the three and nine-month periods ended September 30, 2023 and 2022. It should be read in conjunction with Nicolet’s audited consolidated financial statements included in Nicolet’s 2022 Annual Report on Form 10-K.

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

Economic Outlook and Recent Industry Developments
For year-to-date 2023, economic growth remains stronger than expected, driven by spending within the consumer sector. The labor market remains strong with competitive compensation and low unemployment. Consumer spending has been stronger than expected the past few quarters with continued demand for goods and services; however, consumer sentiment is beginning to wane from mounting pressures of higher interest rates, declining savings, rising cost of food and energy, and increasing credit card debt.

The Federal Reserve tightened monetary policy to combat inflation by aggressively raising interest rates from a target range of 0.00%-0.25% in early March 2022 to 5.25%-5.50% at the end of September 2023, and inflation has slowed from the start of the year, but remains higher than the Fed’s target of 2%. Inflation could remain in the 2.5% - 3.0% range, or just above the Fed target, for a period time due to the tight labor markets and de-globalization of supply chains. All these factors are indicating a slowing in economic activity is the most likely scenario for the U.S. economy leading into 2024.

These macroeconomic challenges are fueling additional concerns within the banking sector. During first quarter 2023, the banking industry experienced significant volatility with high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses, and eroding consumer confidence in the banking system. The banking world remains challenging amidst tightening credit conditions, indications of declining asset quality, slowing economic demand, interest rate risk management, and potential for higher capital requirements, which further complicates the current economic outlook. In addition, the ongoing geopolitical issues have the potential for further economic disruptions.

Table 1: Earnings Summary and Selected Financial Data
	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2023	6/30/2023	3/31/2023	12/31/2022	9/30/2022	9/30/2023	9/30/2022
Results of operations:
Net interest income	$61,474	$59,039	$56,721	$68,092	$62,990	$177,234	$171,869
Provision for credit losses	450	450	3,090	1,850	8,600	3,990	9,650
Noninterest income	16,541	16,841	(21,844)	14,846	13,000	11,538	43,074
Noninterest expense	45,738	44,957	44,875	43,989	42,567	135,570	116,655
Income (loss) before income tax expense	31,827	30,473	(13,088)	37,099	24,823	49,212	88,638
Income tax expense (benefit)	14,669	7,878	(4,190)	9,498	6,313	18,357	21,979
Net income (loss)	$17,158	$22,595	$(8,898)	$27,601	$18,510	$30,855	$66,659
Earnings (loss) per common share ("EPS"):
Basic	$1.16	$1.54	$(0.61)	$1.88	$1.33	$2.10	$4.88
Diluted	$1.14	$1.51	$(0.61)	$1.83	$1.29	$2.05	$4.72
Common Shares:
Basic weighted average	14,740	14,711	14,694	14,685	13,890	14,716	13,648
Diluted weighted average	15,100	14,960	14,694	15,110	14,310	15,044	14,127
Outstanding (period end)	14,758	14,718	14,698	14,691	14,673	14,758	14,673
Period-End Balances:
Loans	$6,239,257	$6,222,776	$6,223,732	$6,180,499	$5,984,437	$6,239,257	$5,984,437
Allowance for credit losses - loans	63,160	62,811	62,412	61,829	60,348	63,160	60,348
Total assets	8,416,162	8,482,628	8,192,354	8,763,969	8,895,916	8,416,162	8,895,916
Deposits	7,182,388	7,198,604	6,928,579	7,178,921	7,395,902	7,182,388	7,395,902
Stockholders’ equity (common)	974,461	977,638	961,792	972,529	938,463	974,461	938,463
Book value per common share	66.03	66.42	65.44	66.20	63.96	66.03	63.96
Tangible book value per common share (2)	39.18	39.37	38.20	38.81	36.21	39.18	36.21
Financial Ratios: (1)
Return on average assets	0.81%	1.10%	(0.42)%	1.26%	0.93%	0.49%	1.18%
Return on average common equity	6.92	9.37	(3.72)	11.47	8.25	4.24	10.32
Return on average tangible common equity (2)	11.62	15.95	(6.34)	19.85	13.93	7.18	17.25
Stockholders' equity to assets	11.58	11.53	11.74	11.10	10.55	11.58	10.55
Tangible common equity to tangible assets (2)	7.21	7.17	7.21	6.82	6.26	7.21	6.26
Reconciliation of Non-GAAP Financial Measures:
Adjusted net income (loss) reconciliation (3)
Net income (loss) (GAAP)	$17,158	$22,595	$(8,898)	$27,601	$18,510	$30,855	$66,659
Adjustments:
Provision expense (4)	—	—	2,340	—	8,000	2,340	8,000
Assets (gains) losses, net	(31)	318	38,468	(260)	46	38,755	(2,870)
Merger-related expense	—	26	163	492	519	189	1,172
Adjustments subtotal	(31)	344	40,971	232	8,565	41,284	6,302
Tax on Adjustments (5)	(6)	86	10,243	58	2,141	8,050	1,576
Tax - Wisconsin tax law change (5)	6,151	—	—	—	—	9,118	—
Adjusted net income (Non-GAAP)	$23,284	$22,853	$21,830	$27,775	$24,934	$73,207	$71,386
Adjusted diluted EPS (Non-GAAP)	$1.54	$1.53	$1.45	$1.84	$1.74	$4.87	$5.05
Tangible Assets:
Total assets	$8,416,162	$8,482,628	$8,192,354	$8,763,969	$8,895,916
Goodwill and other intangibles, net	396,208	398,194	400,277	402,438	407,117
Tangible assets	$8,019,954	$8,084,434	$7,792,077	$8,361,531	$8,488,799
Tangible Common Equity:
Stockholders’ equity (common)	$974,461	$977,638	$961,792	$972,529	$938,463
Goodwill and other intangibles, net	396,208	398,194	400,277	402,438	407,117
Tangible common equity	$578,253	$579,444	$561,515	$570,091	$531,346
Average Tangible Common Equity:
Stockholders’ equity (common)	$983,133	$967,142	$970,108	$954,970	$890,205	$973,509	$863,272
Goodwill and other intangibles, net	397,052	399,080	401,212	403,243	363,211	399,100	346,488
Average tangible common equity	$586,081	$568,062	$568,896	$551,727	$526,994	$574,409	$516,784
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
(5) The effective tax rate for periods prior to July 1, 2023, effective date of the Wisconsin tax law change (as detailed below in Performance Summary), assumed an effective tax rate of 25%, and periods subsequent to the effective date assumed an effective tax rate of 19.5%.

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
Performance Summary
Net income was $31 million (or earnings per diluted common share of $2.05) for the nine months ended September 30, 2023, compared to net income of $67 million (or earnings per diluted common share of $4.72) for the nine months ended September 30, 2022, with 2023 significantly impacted by the first quarter balance sheet repositioning (detailed below).
In July 2023, Wisconsin’s Governor signed the Wisconsin state budget, retroactive to January 1, 2023, which included language that provides financial institutions with an exemption from state taxable income for interest, fees, and penalties earned on loans to existing Wisconsin-based business or agriculture purpose loans that are $5 million or less in balance on January 1, 2023, and to new loans that meet the criteria. The impact to Nicolet moving forward will be a reduction / elimination of State income taxes being expensed, resulting in an estimated effective tax rate of 19.5% (compared to a 25% effective tax rate previously). However, the elimination of Wisconsin state income tax expense will also cause a valuation allowance to be established for the state-related deferred tax assets as of the effective date of the legislation, requiring a one-time $9.1 million charge to state income tax expense in the third quarter.

Net income reflected non-core items and the related tax effect of each, including the first quarter U.S. Treasury securities sale loss (balance sheet repositioning), change in Wisconsin tax law, expected loss (provision expense) on the Signature Bank sub debt investment (acquired in an acquisition), merger-related expenses, Day 2 credit provision expense required under the CECL model, as well as gains / (losses) on other assets and investments. These non-core items negatively impacted earnings per diluted common share $2.82 for the nine months ended September 30, 2023 and negatively impacted earnings per diluted common share $0.33 for the nine months ended September 30, 2022.

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

•Net interest income was $177 million for the first nine months of 2023, up $5 million (3%) over the first nine months of 2022. Interest income grew $91 million attributable to favorable loan volumes (partly from the Charter acquisition), as well as favorable rates from new and renewed loans in a rising interest rate environment and higher rates on investment securities and investable cash. Interest expense increased $86 million between the comparable nine-month periods mostly from higher average funding costs. Net interest margin was 3.07% for the nine months ended September 30, 2023, compared to 3.36% for the nine months ended September 30, 2022. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”
•Noninterest income was $12 million for the first nine months of 2023, a $32 million unfavorable change from the comparable 2022 period, primarily due to the balance sheet repositioning (noted above). Excluding net asset gains (losses), noninterest income for the first nine months of 2023 was $50 million, a $10 million increase over the first nine months of 2022. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”
•Noninterest expense was $136 million, $19 million (16%) higher than the first nine months of 2022. Personnel costs increased $7 million, and non-personnel expenses combined increased $12 million (23%) over the comparable 2022 period. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”
•Nonperforming assets were $32 million, representing 0.37% of total assets at September 30, 2023, compared to $40 million or 0.46% of total assets at December 31, 2022. The reduction in nonperforming assets was due to the sale of select nonaccrual loans. For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”
•At September 30, 2023, assets were $8.4 billion, down $348 million (4%) from December 31, 2022, mostly due to the sale of investment securities as part of our balance sheet repositioning, partly offset by higher investable cash balances. For additional balance sheet discussion see “Balance Sheet Analysis.”
•At September 30, 2023, loans were $6.2 billion, up $59 million from December 31, 2022, with growth in residential mortgage loans partly offset by slowing commercial loan demand. On average, loans grew $1.2 billion (25%) over the first nine months of 2022. For additional information regarding loans, see “Balance Sheet Analysis — Loans.”
•Total deposits of $7.2 billion at September 30, 2023, were minimally changed from December 31, 2022, with growth in time deposits and money market accounts partly offset by lower demand and savings account balances. Year-to-date average deposits were $644 million (10%) higher than the first nine months of 2022. For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Nine Months Ended September 30,
	2023			2022
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$6,223,396	$251,019	5.33%	$4,975,432	$167,413	4.45%
Investment securities:
Taxable	924,829	13,445	1.94%	1,389,540	15,612	1.50%
Tax-exempt (2)	252,933	6,130	3.23%	202,011	3,661	2.42%
Total investment securities	1,177,762	19,575	2.22%	1,591,551	19,273	1.62%
Other interest-earning assets	266,753	10,345	5.13%	251,983	2,734	1.44%
Total non-loan earning assets	1,444,515	29,920	2.75%	1,843,534	22,007	1.59%
Total interest-earning assets	7,667,911	$280,939	4.85%	6,818,966	$189,420	3.67%
Other assets, net	737,088			731,928
Total assets	$8,404,999			$7,550,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$845,079	$7,387	1.17%	$854,307	$827	0.13%
Interest-bearing demand	900,802	9,677	1.44%	1,010,372	2,647	0.35%
Money market accounts (“MMA”)	1,848,921	36,223	2.62%	1,502,038	2,132	0.19%
Core time deposits	771,041	16,656	2.89%	556,970	1,240	0.30%
Total interest-bearing core deposits	4,365,843	69,943	2.14%	3,923,687	6,846	0.23%
Brokered deposits	619,870	19,298	4.16%	450,311	2,394	0.71%
Total interest-bearing deposits	4,985,713	89,241	2.39%	4,373,998	9,240	0.28%
Wholesale funding	343,827	12,842	4.93%	239,362	7,053	3.91%
Total interest-bearing liabilities	5,329,540	102,083	2.56%	4,613,360	16,293	0.47%
Noninterest-bearing demand deposits	2,067,265			2,034,865
Other liabilities	34,685			39,397
Stockholders’ equity	973,509			863,272
Total liabilities and stockholders’ equity	$8,404,999			$7,550,894
Interest rate spread			2.29%			3.20%
Net free funds			0.78%			0.16%
Tax-equivalent net interest income and net interest margin		$178,856	3.07%		$173,127	3.36%
Tax-equivalent adjustment		$1,622			$1,258
Net interest income		$177,234			$171,869
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis (Continued)

	For the Three Months Ended September 30,
	2023			2022
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$6,230,336	$87,701	5.54%	$5,391,258	$63,095	4.60%
Investment securities:
Taxable	733,286	4,351	2.37%	1,391,330	5,350	1.54%
Tax-exempt (2)	229,321	1,884	3.29%	234,123	1,639	2.80%
Total investment securities	962,607	6,235	2.59%	1,625,453	6,989	1.72%
Other interest-earning assets	483,952	6,452	5.23%	144,409	1,127	3.09%
Total non-loan earning assets	1,446,559	12,687	3.47%	1,769,862	8,116	1.83%
Total interest-earning assets	7,676,895	$100,388	5.15%	7,161,120	$71,211	3.91%
Other assets, net	740,561			695,011
Total assets	$8,417,456			$7,856,131
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$804,730	$2,520	1.24%	$899,503	$488	0.22%
Interest-bearing demand	843,893	3,228	1.52%	990,891	1,148	0.46%
MMA	1,873,545	13,032	2.76%	1,540,610	1,309	0.34%
Core time deposits	969,690	8,848	3.62%	543,444	408	0.30%
Total interest-bearing core deposits	4,491,858	27,628	2.44%	3,974,448	3,353	0.33%
Brokered deposits	651,745	7,336	4.47%	468,010	1,285	1.09%
Total interest-bearing deposits	5,143,603	34,964	2.70%	4,442,458	4,638	0.41%
Wholesale funding	241,689	3,446	5.58%	287,751	3,090	4.25%
Total interest-bearing liabilities	5,385,292	38,410	2.83%	4,730,209	7,728	0.65%
Noninterest-bearing demand deposits	2,012,974			2,200,789
Other liabilities	36,057			34,928
Stockholders’ equity	983,133			890,205
Total liabilities and stockholders’ equity	$8,417,456			$7,856,131
Interest rate spread			2.32%			3.26%
Net free funds			0.84%			0.22%
Tax-equivalent net interest income and net interest margin		$61,978	3.16%		$63,483	3.48%
Tax-equivalent adjustment		$504			$493
Net interest income		$61,474			$62,990
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended September 30, 2023 Compared to September 30, 2022:			For the Nine Months Ended September 30, 2023 Compared to September 30, 2022:
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Total loans (2)	$10,704	$13,902	$24,606	$46,562	$37,044	$83,606
Investment securities:
Taxable	(1,442)	443	(999)	(3,073)	906	(2,167)
Tax-exempt (2)	(34)	279	245	1,056	1,413	2,469
Total investment securities	(1,476)	722	(754)	(2,017)	2,319	302
Other interest-earning assets	4,100	1,225	5,325	160	7,451	7,611
Total non-loan earning assets	2,624	1,947	4,571	(1,857)	9,770	7,913
Total interest-earning assets	$13,328	$15,849	$29,177	$44,705	$46,814	$91,519
Interest-bearing liabilities
Savings	$(57)	$2,089	$2,032	$(9)	$6,569	$6,560
Interest-bearing demand	(194)	2,274	2,080	(318)	7,348	7,030
MMA	342	11,381	11,723	602	33,489	34,091
Core time deposits	554	7,886	8,440	651	14,765	15,416
Total interest-bearing core deposits	645	23,630	24,275	926	62,171	63,097
Brokered deposits	680	5,371	6,051	1,213	15,691	16,904
Total interest-bearing deposits	1,325	29,001	30,326	2,139	77,862	80,001
Wholesale funding	(360)	716	356	3,472	2,317	5,789
Total interest-bearing liabilities	965	29,717	30,682	5,611	80,179	85,790
Net interest income	$12,363	$(13,868)	$(1,505)	$39,094	$(33,365)	$5,729
(1)The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amount of change in each.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

The Federal Reserve raised short-term interest rates a total of 425 bps during 2022, increasing the Federal Funds rate to a range of 4.25% to 4.50% as of December 31, 2022. Additional increases totaling 100 bps were made in the first nine months of 2023, resulting in a Federal Funds range of 5.25% to 5.50% as of September 30, 2023.
Tax-equivalent net interest income was $179 million for the nine months ended September 30, 2023, an increase of $6 million (3%) over the nine months ended September 30, 2022. The $6 million increase in tax-equivalent net interest income was attributable to net favorable volumes (which added $39 million to net interest income, mostly from the Charter acquisition and loan growth) and net unfavorable rates (which decreased net interest income $33 million from higher deposit costs and the lag in repricing the loan portfolio to current market interest rates).
Average interest-earning assets increased to $7.7 billion, up $849 million (12%) over the comparable 2022 period, primarily due to the timing of the acquisition of Charter. Between the comparable nine-month periods, average loans increased $1.2 billion (25%), mostly due to timing of the Charter acquisition (which added loans of $827 million at acquisition) and strong organic loan growth throughout 2022. Average investment securities decreased $414 million between the comparable nine-month periods, while other interest-earning assets increased $15 million, mostly due to investable cash. As a result, the mix of average interest-earning assets shifted to 81% loans, 15% investments and 4% other interest-earning assets (mostly cash) for the first nine months of 2023, compared to 73%, 23% and 4%, respectively, for the first nine months of 2022.
Average interest-bearing liabilities were $5.3 billion for the first nine months of 2023, an increase of $716 million (16%) over the first nine months of 2022, primarily due to the timing of the acquisition of Charter. Average interest-bearing core deposits increased $442 million and average brokered deposits increased $170 million between the comparable nine-month periods, reflecting the impact of the Charter acquisition and brokered funding to support the strong loan growth in 2022. Other interest-bearing liabilities increased $104 million between the comparable nine-month periods, partly due to wholesale funding acquired with Charter and partly due to FHLB borrowings to support the strong loan growth in 2022. The mix of average interest-bearing liabilities was 82% core deposits, 12% brokered deposits and 6% wholesale funding for the first nine months of 2023, compared to 85%, 10%, and 5%, respectively, for the first nine months of 2022.

The interest rate spread decreased 91 bps between the comparable nine-month periods, as our liabilities have repriced faster than our assets in the rapidly rising interest rate environment. The interest-earning asset yield increased 118 bps to 4.85% for the first nine months of 2023, due to the changing mix of interest-earning assets (noted above), as well as the higher interest rate environment. The loan yield improved 88 bps to 5.33% between the comparable nine-month periods, largely due to the repricing of new and renewed loans in a rising interest rate environment, while the yield on investment securities increased 60 bps to 2.22%. The cost of funds increased 209 bps to 2.56% for the first nine months of 2023, also reflecting the rising interest rate environment and a migration of customer deposits into higher rate deposit products. The contribution from net free funds increased 62 bps, mostly due to the higher value in the rising interest rate environment. As a result, the tax-equivalent net interest margin was 3.07% for the first nine months of 2023, down 29 bps compared to 3.36% for the first nine months of 2022.
Tax-equivalent interest income was $281 million for the first nine months of 2023, up $92 million from comparable period of 2022, comprised of $45 million higher volumes and $47 million higher average rates (mostly in the loan portfolio). Interest income on loans increased $84 million over the first nine months of 2022, due to higher average balances from the Charter acquisition and strong organic loan growth in 2022, as well as higher rates from the rising interest rate environment. Interest expense increased to $102 million for the first nine months of 2023, up $86 million compared to the first nine months of 2022, mostly due to a much higher cost of funds. Interest expense on deposits increased $80 million between the comparable nine-month periods mostly due to the rapidly rising interest rate environment.
Provision for Credit Losses
The provision for credit losses was $4.0 million for the nine months ended September 30, 2023 (comprised of $1.7 million related to the ACL-Loans and $2.3 million for the ACL on securities AFS), compared to $9.7 million for the nine months ended September 30, 2022 (comprised of $9.1 million related to the ACL-Loans and the remainder for the ACL on unfunded commitments). The 2023 provision for credit losses on loans was attributable to growth and changes in the underlying loan portfolio, while the provision for credit losses on securities AFS was due to the expected loss on our Signature Bank subordinated debt investment which was fully charged-off during first quarter 2023. The 2022 provision for credit losses was mostly due to the Day 2 increase from the Charter acquisition.
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

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Trust services fee income	$2,107	$1,969	$138	7%	$6,288	$5,984	$304	5%
Brokerage fee income	3,950	3,040	910	30	11,151	9,716	1,435	15
Wealth management fee income	6,057	5,009	1,048	21	17,439	15,700	1,739	11
Mortgage income, net	2,020	1,728	292	17	5,308	7,186	(1,878)	(26)
Service charges on deposit accounts	1,492	1,589	(97)	(6)	4,501	4,602	(101)	(2)
Card interchange income	3,321	3,012	309	10	9,685	8,543	1,142	13
BOLI income	1,090	966	124	13	3,363	2,667	696	26
Deferred compensation plan asset market valuations	(457)	(571)	114	N/M	988	(2,354)	3,342	N/M
LSR income, net	1,108	(517)	1,625	N/M	3,398	(1,042)	4,440	N/M
Other income	1,879	1,830	49	3	5,611	4,902	709	14
Noninterest income without net gains (losses)	16,510	13,046	3,464	27	50,293	40,204	10,089	25
Asset gains (losses), net	31	(46)	77	N/M	(38,755)	2,870	(41,625)	N/M
Total noninterest income	$16,541	$13,000	$3,541	27%	$11,538	$43,074	$(31,536)	(73)%
N/M means not meaningful.
Noninterest income was $11.5 million for the first nine months of 2023, an unfavorable change of $31.5 million compared to the first nine months of 2022, primarily due to the balance sheet repositioning. Excluding net asset gains (losses), noninterest income for the first nine months of 2023 was $50.3 million, a $10.1 million (25%) increase over the comparable period in 2022.
Wealth management fee income was $17.4 million, up $1.7 million (11%) from the first nine months of 2022, on growth in accounts and assets under management (up 24% from year-end 2022), though tempered by unfavorable market-related changes.
Mortgage income includes net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSR”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $5.3 million, decreased $1.9 million (26%) between the comparable nine-month periods, mostly due to the rising interest rate environment reducing secondary market volumes and the related gains on sales. See also Note 7, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.
Card interchange income grew $1.1 million (13%) between the comparable nine-month periods due to higher volume and activity.
BOLI income was up $0.7 million between the comparable nine-month periods, attributable to higher average balances from BOLI acquired with the Charter acquisition.
Loan servicing rights (“LSR”) income increased $4.4 million between the comparable nine-month periods mostly due to lower LSR amortization from the much slower prepayment speeds in the higher interest rate environment. See also Note 7, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional information on the LSR asset.
Other income of $5.6 million for the nine months ended September 30, 2023 was up $0.7 million from the comparable 2022 period, largely due to broker fees and card incentive income.
Net asset losses of $38.8 million for the first nine months of 2023 were primarily attributable to losses on the sale of approximately $500 million (par value) U.S. Treasury held to maturity securities executed in early March as part of a balance sheet repositioning, while net asset gains of $2.9 million for the first nine months of 2022 were primarily attributable to gains on sales of other real estate owned (mostly closed bank branch locations).

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Personnel	$23,944	$24,136	$(192)	(1)%	$72,172	$65,008	$7,164	11%
Occupancy, equipment and office	9,027	7,641	1,386	18	26,655	21,476	5,179	24
Business development and marketing	1,869	2,281	(412)	(18)	5,936	6,169	(233)	(4)
Data processing	4,643	3,664	979	27	12,849	10,647	2,202	21
Intangibles amortization	1,986	1,628	358	22	6,230	4,399	1,831	42
FDIC assessments	1,500	480	1,020	213	3,049	1,440	1,609	112
Merger-related expense	—	519	(519)	(100)	189	1,172	(983)	(84)
Other expense	2,769	2,218	551	25	8,490	6,344	2,146	34
Total noninterest expense	$45,738	$42,567	$3,171	7%	$135,570	$116,655	$18,915	16%
Non-personnel expenses	$21,794	$18,431	$3,363	18%	$63,398	$51,647	$11,751	23%
Average full-time equivalent (“FTE”) employees	977	907	70	8%	955	863	92	11%

Noninterest expense was $135.6 million, an increase of $18.9 million (16%) over the first nine months of 2022. Personnel costs increased $7.2 million (11%), while non-personnel expenses combined increased $11.8 million (23%) compared to the first nine months of 2022.
Personnel expense was $72.2 million for the nine months ended September 30, 2023, an increase of $7.2 million from the comparable period in 2022. Salary expense increased $6.0 million (11%) over the first nine months of 2022, reflecting higher salaries from the larger employee base (with average full-time equivalent employees up 11%, mostly due to the Charter acquisition), investments in our wealth team, and merit increases between the years, partly offset by lower incentive compensation commensurate with the lower current period earnings. Fringe benefits increased $1.2 million (12%) over the first nine months of 2022, reflecting higher overall health care expenses as well as the larger employee base. Salary expense was also impacted by the change in the fair value of nonqualified deferred compensation plan liabilities from the recent market improvements. See also “Noninterest Income” for the offsetting fair value change to the nonqualified deferred compensation plan assets.
Occupancy, equipment and office expense was $26.7 million for the first nine months of 2023, up $5.2 million (24%) compared to the first nine months of 2022, largely due to the expanded branch network with the Charter acquisition, as well as additional expense for software and technology solutions.
Business development and marketing expense was $5.9 million, down $0.2 million (4%) between the comparable nine-month periods, largely attributable to the timing and extent of marketing donations, promotions, and media.
Data processing expense was $12.8 million, up $2.2 million (21%) between the comparable nine-month periods, mostly due to volume-based increases in core and card processing charges, partly from the Charter acquisition.
Intangibles amortization increased $1.8 million between the comparable nine-month periods due to higher amortization from the intangibles added with the Charter acquisition.
Other expense was $8.5 million, up $2.1 million (34%) between the comparable nine-month periods, mostly due to higher professional fees.

Income Taxes
Income tax expense was $18.4 million (effective tax rate of 37.3%) for the first nine months of 2023, compared to expense of $22.0 million (effective tax rate of 24.8%) for the comparable period of 2022. The change in income tax expense was due to lower pretax earnings, and also included a $9.1 million charge to income tax expense to establish a tax valuation allowance related to the Wisconsin tax law change noted above in the “Performance Summary” section.

Income Statement Analysis – Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022
Net income was $17.2 million, or adjusted net income (non-GAAP) of $23.3 million, for the three months ended September 30, 2023, compared to net income of $18.5 million, or adjusted net income (non-GAAP) of $24.9 million for the three months ended September 30, 2022. Earnings per diluted common share was $1.14 for third quarter 2023, compared to $1.29 for third quarter 2022.
Tax-equivalent net interest income was $62.0 million for third quarter 2023, a decrease of $1.5 million from third quarter 2022. Interest income increased $29.2 million over third quarter 2022, while interest expense increased $30.7 million from third quarter 2022. The increase in interest income included $15.8 million from higher yields (reflecting the rising interest rate environment) and $13.3 million from stronger volumes (led by average loans which grew $839 million or 16% over third quarter 2022, mostly due to timing of the Charter acquisition). Average investment securities decreased $663 million, while other interest-earning assets grew $340 million (primarily investable cash) between the comparable third quarter periods, mostly due to the balance sheet repositioning actions in first quarter 2023 as well as investment securities maturities and paydowns. Interest expense increased $30.7 million from third quarter 2022, mostly due to $29.7 million higher overall funding costs. For additional information regarding average balances, net interest income and net interest margin, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”
The net interest margin for third quarter 2023 was 3.16%, compared to 3.48% for third quarter 2022, impacted by the rising interest rate environment and the changing balance sheet mix. The mix of average interest-earning assets shifted from 75% loans, 23% investments and 2% other interest-earning assets (mostly investable cash) for third quarter 2022, to 81%, 13% and 6%, respectively, for third quarter 2023. The mix of average interest-bearing liabilities shifted from 84% core deposits, 10% brokered deposits, and 6% wholesale funding for third quarter 2022, to 83%, 12%, and 5%, respectively, for third quarter 2023, including a notable shift to higher rate deposit products. The yield on interest-earning assets of 5.15% increased 124 bps from third quarter 2022, while the cost of funds of 2.83% increased 218 bps between the comparable quarters.
Provision for credit losses was $0.5 million for third quarter 2023 (all related to the ACL-Loans), compared to $8.6 million provision for credit losses for third quarter 2022 (comprised of $8.2 million related to the ACL-Loans, and $0.4 million for the ACL on unfunded commitments). The third quarter 2022 provision for credit losses was mostly due to the Day 2 ACL increase from the Charter acquisition. For additional information regarding the allowance for credit losses-loans and asset quality, see “BALANCE SHEET ANALYSIS — Allowance for Credit Losses - Loans” and “BALANCE SHEET ANALYSIS — Nonperforming Assets.”
Noninterest income was $16.5 million for third quarter 2023, an increase of $3.5 million (27%) from third quarter 2022. Wealth management fee income grew $1.0 million (21%), including favorable market-related changes, as well as growth in accounts and assets under management. Card interchange income grew $0.3 million (10%) between the comparable third quarter periods due to higher volume and activity. LSR income increased $1.6 million between the comparable third quarter periods mostly due to lower LSR amortization from the much slower prepayments speeds in the higher interest rate environment. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”
Noninterest expense was $45.7 million for third quarter 2023, an increase of $3.2 million (7%) from third quarter 2022, including a $0.2 million decrease in personnel expense and a $3.4 million increase in non-personnel expenses. The decrease in personnel included higher salaries and fringe benefits more than offset by lower incentive compensation. Occupancy, equipment, and office of $9.0 million was up $1.4 million (18%), largely due to the expanded branch network with the Charter acquisition as well as additional expense for software and technology solutions. Data processing expense was $4.6 million, up $1.0 million (27%) between the comparable third quarter periods, mostly due to volume-based increases in core and card processing charges, including the larger operating base following the Charter acquisition. Other expense was $2.8 million, an increase of $0.6 million between the comparable third quarter periods, primarily due to higher professional fees and overall higher expenses related to our larger operating base. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”
Income tax expense was $14.7 million (effective tax rate of 46.1%) for third quarter 2023, compared to $6.3 million (effective tax rate of 25.4%) for third quarter 2022. The change in income tax expense included a $9.1 million charge to income tax expense to establish a tax valuation allowance, partly offset by a $3.0 million reduction to income tax expense to reverse amounts recorded in the first half of 2023, both related to the Wisconsin tax law change noted above in the “Performance Summary” section.

BALANCE SHEET ANALYSIS
At September 30, 2023, period end assets were $8.4 billion, a decrease of $348 million (4%) from December 31, 2022, mostly lower investment securities from the first quarter balance sheet repositioning, as well as subsequent investment securities maturities and paydowns, partly offset by higher cash balances. Total loans increased $59 million from December 31, 2022, with growth in residential mortgage loans partly offset by slower commercial loan demand, the sale of specific nonaccrual loans, and the payoff of two larger loan relationships. Total deposits of $7.2 billion at September 30, 2023, were minimally changed from December 31, 2022, with growth in customer and brokered time deposits partly offset by lower transaction account balances. Total borrowings decreased $345 million from December 31, 2022 in FHLB advances, mostly from the first quarter balance sheet repositioning. Total stockholders’ equity was $974 million at September 30, 2023, an increase of $2 million since December 31, 2022, with increases from earnings substantially offset by negative fair value investment changes and dividend payments.
Compared to September 30, 2022, assets decreased $480 million (5%), including lower investment securities from the first quarter balance sheet repositioning, as well as subsequent investment securities maturities and paydowns, partly offset by solid loan growth. Total loans increased $255 million, primarily in residential mortgage and agricultural loans. Total deposits decreased $214 million from September 30, 2022. Stockholders’ equity increased $36 million from September 30, 2022, with solid net income, partially offset by negative net fair value investment changes and dividend payments.

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
Table 6: Period End Loan Composition

	September 30, 2023		December 31, 2022		September 30, 2022
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,237,789	20%	$1,304,819	21%	$1,268,252	21%
Owner-occupied CRE	971,397	16	954,599	15	954,933	16
Agricultural	1,108,261	18	1,088,607	18	1,017,498	17
Commercial	3,317,447	54	3,348,025	54	3,240,683	54
CRE investment	1,130,938	18	1,149,949	19	1,132,951	19
Construction & land development	326,747	5	318,600	5	306,446	5
Commercial real estate	1,457,685	23	1,468,549	24	1,439,397	24
Commercial-based loans	4,775,132	77	4,816,574	78	4,680,080	78
Residential construction	76,289	1	114,392	2	101,286	2
Residential first mortgage	1,136,748	18	1,016,935	16	970,384	16
Residential junior mortgage	195,432	3	177,332	3	176,428	3
Residential real estate	1,408,469	22	1,308,659	21	1,248,098	21
Retail & other	55,656	1	55,266	1	56,259	1
Retail-based loans	1,464,125	23	1,363,925	22	1,304,357	22
Total loans	$6,239,257	100%	$6,180,499	100%	$5,984,437	100%

As noted in Table 6 above, the loan portfolio at September 30, 2023, was 77% commercial-based and 23% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Total loans of $6.2 billion at September 30, 2023, increased $59 million from December 31, 2022, with growth in residential mortgage loans partly offset by slower commercial loan demand, the sale of specific nonaccrual loans, and the payoff of two larger loan relationships. At September 30, 2023, commercial and industrial loans represented the largest segment of Nicolet’s loan portfolio at 20% of the total portfolio, followed by agricultural and CRE investment each at 18% of the total portfolio. The loan portfolio is widely diversified and included the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, hospitality, retail, service, and businesses supporting the general building industry. The following chart provides the industry distribution of our commercial loan portfolio at September 30, 2023.

Commercial Loan Portfolio by Industry Type (based on NAICS codes)
The following table presents the maturity distribution of the loan portfolio.
Table 7: Loan Maturity Distribution

As of September 30, 2023	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$421,162	$648,557	$157,771	$10,299	$1,237,789
Owner-occupied CRE	77,437	674,765	190,312	28,883	971,397
Agricultural	395,017	322,060	350,574	40,610	1,108,261
CRE investment	127,690	748,772	228,546	25,930	1,130,938
Construction & land development	30,254	184,992	85,995	25,506	326,747
Residential construction *	28,245	8,189	1,248	38,607	76,289
Residential first mortgage	24,177	265,884	186,542	660,145	1,136,748
Residential junior mortgage	15,247	18,580	34,558	127,047	195,432
Retail & other	29,656	13,012	8,861	4,127	55,656
Total loans	$1,148,885	$2,884,811	$1,244,407	$961,154	$6,239,257
Percent by maturity distribution	19%	46%	20%	15%	100%
Total fixed rate loans	$505,680	$2,681,310	$863,139	$323,819	$4,373,948
Total floating rate loans	$643,205	$203,501	$381,268	$637,335	$1,865,309

As of December 31, 2022	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$433,319	$660,560	$197,352	$13,588	$1,304,819
Owner-occupied CRE	78,759	639,093	208,719	28,028	954,599
Agricultural	350,752	328,495	367,913	41,447	1,088,607
CRE investment	129,770	737,869	250,256	32,054	1,149,949
Construction & land development	64,169	131,889	92,379	30,163	318,600
Residential construction *	41,049	6,922	2,091	64,330	114,392
Residential first mortgage	22,985	263,810	202,514	527,626	1,016,935
Residential junior mortgage	6,814	19,941	33,201	117,376	177,332
Retail & other	27,814	15,002	8,021	4,429	55,266
Total loans	$1,155,431	$2,803,581	$1,362,446	$859,041	$6,180,499
Percent by maturity distribution	19%	45%	22%	14%	100%
Total fixed rate loans	$520,535	$2,631,295	$987,225	$315,982	$4,455,037
Total floating rate loans	$634,896	$172,286	$375,221	$543,059	$1,725,462
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
At September 30, 2023, the ACL-Loans was $63 million (representing 1.01% of period end loans), minimally changed from $62 million (or 1.00% of period end loans) at December 31, 2022 and up from $60 million (or 1.01% of period end loans) at September 30, 2022. The components of the ACL-Loans are detailed further in Table 8 below.

Table 8: Allowance for Credit Losses - Loans

	Nine Months Ended		Year Ended
(in thousands)	September 30, 2023	September 30, 2022	December 31, 2022
ACL-Loans:
Balance at beginning of period	$61,829	$49,672	$49,672
ACL on PCD loans acquired	—	1,709	1,937
Provision for credit losses	1,650	9,100	10,950
Charge-offs	(1,091)	(442)	(1,033)
Recoveries	772	309	303
Net (charge-offs) recoveries	(319)	(133)	(730)
Balance at end of period	$63,160	$60,348	$61,829
Net loan (charge-offs) recoveries:
Commercial & industrial	$115	$(49)	$(86)
Owner-occupied CRE	(60)	(36)	(555)
Agricultural	(63)	—	—
CRE investment	—	169	169
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	3	(58)	(57)
Residential junior mortgage	(96)	9	1
Retail & other	(218)	(168)	(202)
Total net (charge-offs) recoveries	$(319)	$(133)	$(730)
Ratios:
ACL-Loans to total loans	1.01%	1.01%	1.00%
Net charge-offs to average loans, annualized	0.01%	—%	0.01%

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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”). At September 30, 2023, nonperforming assets were $32 million and represented 0.37% of total assets, compared to $40 million or 0.46% of total assets at December 31, 2022. The reduction in nonperforming assets was mostly due to the nonaccrual loan sale (as noted under “BALANCE SHEET ANALYSIS – Loans” above).
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $72 million (1% of loans) and $53 million (1% of loans) at September 30, 2023 and December 31, 2022, respectively, with the increase primarily due to the downgrade of one commercial credit relationship. Potential problem loans require heightened management review given the pace at which a credit may deteriorate, the potential duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 9: Nonperforming Assets

(in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Nonperforming loans:
Commercial & industrial	$5,192	$3,328	$3,052
Owner-occupied CRE	5,602	5,647	5,806
Agricultural	13,458	20,416	20,646
Commercial	24,252	29,391	29,504
CRE investment	1,100	3,832	3,343
Construction & land development	177	771	794
Commercial real estate	1,277	4,603	4,137
Commercial-based loans	25,529	33,994	33,641
Residential construction	—	—	—
Residential first mortgage	3,812	3,780	4,309
Residential junior mortgage	92	224	277
Residential real estate	3,904	4,004	4,586
Retail & other	74	82	99
Retail-based loans	3,978	4,086	4,685
Total nonaccrual loans	29,507	38,080	38,326
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$29,507	$38,080	$38,326
Nonaccrual loans (included above) covered by guarantees	$5,919	$5,459	$5,493
OREO:
Commercial real estate owned	$1,147	$628	$628
Bank property real estate owned	884	1,347	1,506
Total OREO	2,031	1,975	2,134
Total nonperforming assets	$31,538	$40,055	$40,460
Ratios:
Nonperforming loans to total loans	0.47%	0.62%	0.64%
Nonperforming assets to total loans plus OREO	0.51%	0.65%	0.68%
Nonperforming assets to total assets	0.37%	0.46%	0.45%
ACL-Loans to nonperforming loans	214%	162%	157%

Deposits
Deposits represent Nicolet’s largest source of funds, and the strong core deposit base provides a stable funding source. Core deposit balances of $6.6 billion at September 30, 2023 were minimally changed from December 31, 2022, and included a shift to higher rate deposit products (mostly money market accounts and time deposits). Compared to September 30, 2022, core deposits decreased $178 million (3%) and brokered deposits decreased $35 million (5%). The deposit composition is presented in Table 10 below.
Table 10: Period End Deposit Composition

	September 30, 2023		December 31, 2022		September 30, 2022
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$2,020,074	28%	$2,361,816	33%	$2,477,507	33%
Interest-bearing demand	955,746	13%	1,279,850	18%	1,242,961	17%
Money market	1,933,227	27%	1,707,619	24%	1,769,444	24%
Savings	789,045	11%	931,417	13%	939,832	13%
Time	1,484,296	21%	898,219	12%	966,158	13%
Total deposits	$7,182,388	100%	$7,178,921	100%	$7,395,902	100%
Brokered transaction accounts	$146,517	2%	$252,829	3%	$252,891	3%
Brokered and listed time deposits	457,433	6%	339,066	5%	386,101	5%
Total brokered deposits	$603,950	8%	$591,895	8%	$638,992	8%
Customer transaction accounts	$5,551,575	77%	$6,027,873	84%	$6,176,853	84%
Customer time deposits	1,026,863	15%	559,153	8%	580,057	8%
Total customer deposits (core)	$6,578,438	92%	$6,587,026	92%	$6,756,910	92%
Total estimated uninsured deposits were $2.0 billion (representing 29% of total deposits) at September 30, 2023, compared to $2.3 billion (representing 32% of total deposits) at December 31, 2022.

Lending-Related Commitments
As of September 30, 2023 and December 31, 2022, Nicolet had the following off-balance sheet lending-related commitments.
Table 11: Commitments

(in thousands)	September 30, 2023	December 31, 2022
Commitments to extend credit	$1,810,068	$1,850,601
Financial standby letters of credit	18,235	26,530
Performance standby letters of credit	15,814	9,375
For additional disclosures on lending-related commitments, see Note 9, “Commitments and Contingencies” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1.

Liquidity Management
Liquidity management refers to the ability to ensure that adequate liquid funds are available to meet the current and future cash flow obligations arising in the daily operations of the Company. These cash flow obligations include the ability to meet the commitments to borrowers for extensions of credit, accommodate deposit cycles and trends, fund capital expenditures, pay dividends to stockholders (if any), and satisfy other operating expenses. The Company’s most liquid assets are cash and due from banks and interest-earning deposits, which totaled $546 million and $155 million at September 30, 2023 and December 31, 2022, respectively. Balances of these liquid assets are dependent on our operating, investing, and financing activities during any given period.
The $391 million increase in cash and cash equivalents since year-end 2022 included $70 million net cash provided by operating activities and $670 million net cash provided by investing activities (mostly investment sales from the balance sheet repositioning), partly offset by $349 million net cash used in financing activities (mostly repayment of FHLB borrowings from the balance sheet repositioning). As of September 30, 2023, management believed that adequate liquidity existed to meet all projected cash flow obligations.
Nicolet’s primary sources of funds include the core deposit base, repayment and maturity of loans, investment securities calls, maturities, and sales, and procurement of brokered deposits or other wholesale funding. At September 30, 2023, approximately 43% of the investment securities portfolio was pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Liquidity sources available to the Company at September 30, 2023, are presented in Table 12 below.
Table 12: Liquidity Sources

(in millions)	September 30, 2023
FHLB Borrowing Availability (1)	$560
Fed Funds Lines	195
Fed Discount Window	11
Immediate Funding Availability	$766

Brokered Capacity	1,192
Guaranteed portion of SBA loans	87
Other funding sources	96
Short-Term Funding Availability (2)	$1,375

Total Contingent Funding Availability	$2,141

(1) Excludes outstanding FHLB borrowings of $5 million at September 30, 2023.
(2) Short-term funding availability defined as funding that could be secured between 2 and 30 days.
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, debt service requirements and, when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. At September 30, 2023, the Parent Company had $49 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.

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
Among other scenarios, we assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned above and reflect the higher interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at September 30, 2023 and December 31, 2022, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 13 below. The results are within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.

Table 13: Interest Rate Sensitivity

	September 30, 2023	December 31, 2022
200 bps decrease in interest rates	(1.8)%	(0.7)%
100 bps decrease in interest rates	(0.9)%	(0.4)%
100 bps increase in interest rates	1.1%	—%
200 bps increase in interest rates	2.3%	0.1%
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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At September 30, 2023, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in strategic growth. A summary of the Company’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.

Table 14: Capital

	At or for the Nine Months Ended	At or for the Year Ended
($ in thousands)	September 30, 2023	December 31, 2022
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$1,519	$61,483
Common stock repurchased during the period (full shares)	26,853	671,662
Company Risk-Based Capital:
Total risk-based capital	$920,142	$889,763
Tier 1 risk-based capital	715,567	684,280
Common equity Tier 1 capital	677,004	646,341
Total capital ratio	13.0%	12.3%
Tier 1 capital ratio	10.1%	9.5%
Common equity tier 1 capital ratio	9.6%	9.0%
Tier 1 leverage ratio	8.8%	8.2%
Bank Risk-Based Capital:
Total risk-based capital	$863,617	$816,951
Tier 1 risk-based capital	805,452	764,090
Common equity Tier 1 capital	805,452	764,090
Total capital ratio	12.2%	11.3%
Tier 1 capital ratio	11.4%	10.6%
Common equity tier 1 capital ratio	11.4%	10.6%
Tier 1 leverage ratio	9.9%	9.1%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities, dividends, or repayment of equity-equivalent debt) in light of strategic plans. At September 30, 2023, there remains $46 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk at September 30, 2023, from that presented in our 2022 Annual Report on Form 10-K. See section “Interest Rate Sensitivity Management and Impact of Inflation” within Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2, for our interest rate sensitivity position at September 30, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of Nicolet’s common stock made during third quarter 2023 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
July 1 – July 31, 2023	39,745	$80.60	—
August 1 – August 31, 2023	—	$—	—
September 1 – September 30, 2023	—	$—	—
Total	39,745	$80.60	—	659,000
a.During third quarter 2023, the Company withheld no common shares for minimum tax withholding settlements on restricted stock, and withheld 39,745 common shares to satisfy the exercise price and tax withholding requirements on stock option exercises. These are not considered “repurchases” and, therefore, do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
b.The Board of Directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $276 million to repurchase outstanding shares of common stock. This common stock repurchase program was last modified on April 19, 2022, and has no expiration date. There were no common stock repurchases under this program during third quarter 2023. At September 30, 2023, approximately $46 million remained available under this common stock repurchase program, or approximately 659,000 shares of common stock (based upon the closing stock price of $69.78 on September 30, 2023).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Atwell Agreement: In connection with the Company’s succession and transition plan, on November 6, 2023, Robert B. Atwell, our Executive Chairman and one of Nicolet’s founders, and the Company entered into a letter agreement (the “Atwell Agreement”) setting forth the terms applicable to his transition from active employment as the Executive Chairman through December 31, 2023 (the “Transition Date”), to thereafter as an advisor for a period of three years following the Transition Date (the “Term”). In consideration of the services provided and compliance with the restrictive covenants (described below) during the Term, Mr. Atwell will receive an annual fee of $680,000, health insurance coverage for Mr. Atwell and his qualified dependents, Nicolet will continue to pay the premiums for specified life insurance policies, and Nicolet will transfer ownership of his current company-owned car to Mr. Atwell. Pursuant to the Atwell Agreement, Mr. Atwell agreed to be bound by a noncompetition restriction and employee and customer non-solicitation covenants while he is providing services to the Company and for three years thereafter. Mt. Atwell will remain a member of the Company’s Board of Directors.

The foregoing summary of the material terms of the Atwell Agreement is qualified in its entirety by reference to the full text of the agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements: None.

ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit Number	Description
10.1	Succession Plan and Executive Advisory Services Letter Agreement between Nicolet Bankshares, Inc. and Robert Atwell dated November 6, 2023
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
Interactive data files for Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page from Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

November 7, 2023	/s/ Michael E. Daniels
Michael E. Daniels
President and Chief Executive Officer

November 7, 2023	/s/ H. Phillip Moore, Jr.
H. Phillip Moore, Jr.
Chief Financial Officer