Form 10-K
period 2023-12-31
NICOLET BANKSHARES INC
filed 2024-02-28
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2023
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
Large accelerated filer ☒         Accelerated filer ☐
Non-accelerated filer ☐         Smaller reporting company ☐         Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $873 million based on the closing sale price of $67.91 per share as reported on the New York Stock Exchange on June 30, 2023.
As of February 27, 2024 14,904,370 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement (the “2024 Proxy Statement”) for the 2024 Annual Meeting of Shareholders to be held on May 20, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•potential fluctuations or unanticipated changes in the interest rate environment, including interest rate changes made by the Federal Reserve, replacement or reform of interest rate benchmarks, as well as cash flow reassessments may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets;
•our lack of geographic diversification and any unanticipated or greater than anticipated adverse conditions in the national or local economies in which we operate;
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
•limitations on our ability to declare and pay dividends and other distributions from the bank to the holding company, which could affect holding company liquidity, including its ability to pay dividends to shareholders or take other capital actions;
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
PART I
ITEM 1. BUSINESS
General
Nicolet Bankshares, Inc. (individually referred to herein as the “Parent Company” and together with all its subsidiaries collectively referred to herein as “Nicolet,” the “Company,” “we,” “us” or “our”) is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Wisconsin. At December 31, 2023, Nicolet had total assets of $8.5 billion, loans of $6.4 billion, deposits of $7.2 billion and total stockholders’ equity of $1.0 billion. For the year ended December 31, 2023, Nicolet earned net income of $62 million, or $4.08 per diluted common share.
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
Nicolet conducts its primary operations through its wholly owned subsidiary, Nicolet National Bank, a commercial bank which was organized in 2000 as a national bank under the laws of the United States and opened for business in Green Bay, Wisconsin, on November 1, 2000 (referred to herein as the “Bank”). At December 31, 2023, the Parent Company also wholly owns a registered investment advisory firm, Nicolet Advisory Services, LLC (“Nicolet Advisory”), that provides brokerage and investment advisory services to customers, and Nicolet Insurance Services, LLC (“Nicolet Insurance”), to facilitate the delivery of a crop insurance product associated with Nicolet’s agricultural lending. At December 31, 2023, the Bank wholly owns an investment subsidiary based in Nevada, an entity that owns the building in which Nicolet is headquartered, and a subsidiary that provides a web-based investment management platform for financial advisor trades and related activity. Other than the Bank, these subsidiaries are closely related to or incidental to the business of banking and none are individually or collectively significant to Nicolet’s financial position or results as of December 31, 2023.
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
Products and Services Overview
Nicolet’s principal business is banking, consisting of lending and deposit gathering, as well as ancillary banking-related products and services, to businesses and individuals of the communities it serves, and the operational support to deliver, fund and manage such banking products and services. Additionally, trust, brokerage and other investment management services predominantly for individuals and retirement plan services for business customers are offered. Nicolet delivers its products and services principally through 56 bank branch locations, online banking, mobile banking and an interactive website. Nicolet’s call center also services customers.
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

Core Value	Benefits and Policies
Be Real	Nicolet recognizes that each employee deserves financial security, however they may define that goal for themselves. To assist employees reach their goals, Nicolet offers competitive wages and a comprehensive financial benefit package that includes offerings such as (1) a 401(k) plan with a dollar-for-dollar match of employee contributions up to 6%, (2) health savings accounts for employees who elect to participate in high-deductible health plans, (3) flexible spending accounts, (4) profit sharing contributions to the 401(k) plan, (5) Nicolet paid life insurance, (6) an employee stock purchase plan, and (7) discounted wealth services. Nicolet regularly analyzes its pay practices to ensure fair and equitable pay practice among our diverse employee population.
Be Responsive	Nicolet conducts an annual employee survey to identify benefits that are most meaningful to employees, which changes with employee demographics and locations of Nicolet’s branches. For example, in response to the 2023 survey results, Nicolet made significant additions to its onboarding process and training resources for employees and managers to increase employee confidence and engagement while reducing employee turnover.
Be Personal	Employees are more than their contributions at work. Each Nicolet employee has a life outside of the workplace, and Nicolet seeks to provide support for all their life events by offering additional benefits such as (1) health, dental, hearing, and vision plans, (2) voluntary insurance plans to address hospital indemnity, critical illness, disability, and accidental injury, (3) paid time off for vacation, short-term sickness, and long-term sickness, (4) financial assistance for adoption, (5) grief support, (6) an employee assistance plan, (7) religious observance leave, (8) fraud protection services, and (9) other unpaid leave when necessary.

Nicolet is also committed to maintaining a workplace that values and promotes diversity, inclusion, equal employment opportunities, and a culture that is free of harassment or hostility. In 2022, Nicolet’s Board of Directors adopted the “You Be You” Policy (available on our website under the “About Us” section), setting out its expectation that each employee will act with respectfulness, cultural awareness, and inclusivity toward others by fostering a collaborative work environment, providing a safe space for all employees to express themselves, and encouraging employees to be open and curious about others’ experiences and perspectives. Nicolet also partners with local civic organizations, schools, professional associations, and other organizations to attract, recruit, retain, engage, support, develop, and advance diverse employees. As of December 31, 2023, Nicolet had 976 total employees, of which, approximately 65% were women and 35% were men. In addition, 45% of all officer-titled employees were women.
Be Memorable	Nicolet encourages employees to be a memorable part of their communities. In 2023, Nicolet employees reported almost 18,000 total volunteer hours in their respective communities. In addition, Nicolet employees donated over $180,000 to the Nicolet Foundation (which was matched by Nicolet) and donated to local non-profits - all of whom are nominated by employees and selected by a committee of employees.
Be Entrepreneurial	Nicolet encourages employees to develop their professional skills and advance in their career. In 2023, 29% of all job opportunities were filled by internal mobility. To support the continued training of employees, Nicolet opened a new training facility during 2023 that will be used to expand its learning and development options for all employees, including in person or virtual options. Nicolet also offers tuition reimbursement to all employees who wish to pursue their education in a field of study related to their position.
Market Area and Competition
The Bank is a full-service community bank, providing services ranging from commercial, agricultural, and consumer banking to wealth management and retirement plan services. Nicolet primarily operates in Wisconsin, Michigan, and Minnesota. Nicolet markets its services to owner-managed companies, the individual owners of these businesses, and other residents within its market area, which at December 31, 2023 is through 56 branches located principally within the geographic area of its branch locations.
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
On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the Bank Holding Company Act and the Bank Merger Act, which similarly requires the approval of the federal banking agencies prior to the consummation of any merger involving a bank, and adopt a plan for revitalization of such practices. On January 29, 2024, the Office of the Comptroller of the Currency (the “OCC”) proposed to update its rules on business combinations involving national banks. The proposed rules identified general principles for the OCC’s review of applications under the Bank Merger Act, including indicators for applications likely consistent with approval and applications that raise supervisory or regulatory concerns, additional considerations regarding financial stability managerial and financial resources, and convenience and needs statutory factors, and clarify the OCC’s decision process for extending the public comment period or holding a public meeting under the Bank Merger Act. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized and the prospects for such action are uncertain at this time; however, the adoption of more expansive or prescriptive standards may have an impact on our acquisition activities.
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
Payment of Dividends. The Parent Company is a legal entity separate and distinct from the Bank and other subsidiaries. The Parent Company’s principal source of cash flow, including cash flow to pay dividends on our stock or to pay principal and interest on debt securities is dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends and other distributions by the Bank, as well as by the Parent Company to its shareholders. In 2023, we began paying dividends on our common stock. During 2023, 2022, and 2021, the Bank paid dividends to the Parent Company of $70 million, $70 million, and $60 million, respectively. During 2023, the Parent Company declared quarterly cash dividends on its common stock totaling $0.75 per share. The Holding Company did not pay cash dividends on its common stock in 2022 or 2021.

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

Mergers. As a national bank, under the National Bank Act and the Bank Merger Act, the Bank is required to obtain the approval of the OCC prior to merging another institution into the Bank. As noted above, President Biden has encouraged the federal banking agencies to review their current merger oversight practices under the Bank Holding Company Act and the Bank Merger Act, and the OCC has proposed rulemaking to update its rules for business combinations. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized and the prospects for such action are uncertain at this time; however, the adoption of more expansive or prescriptive standards may have an impact on our acquisition activities.
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
As of December 31, 2023, the Bank satisfied the requirements of “well-capitalized” under the regulatory framework for prompt corrective action. See Note 17, “Regulatory Capital Requirements,” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for regulatory capital ratios of Nicolet and the Bank.
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
At December 31, 2023 the Bank’s commercial real estate lending levels are below the guidance levels noted above.
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
On October 24, 2023, the OCC, FDIC, and Federal Reserve adopted a final rule intended to “strengthen and modernize regulations implementing the CRA to better achieve the purposes of the law.” Most of the rule’s requirements will be applicable beginning January 1, 2026. The full effects on the Bank of these changes to the CRA rules will depend on the regulatory interpretation of this federal rulemaking and cannot be predicted at this time. Management will continue to evaluate the changes to the CRA’s regulations and their impact to the Bank.
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
Consumer Financial Protection Bureau. The Dodd-Frank Act centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with the Consumer Financial Protection Bureau (the “CFPB”). Depository institutions with less than $10 billion in assets, such as the Bank, are subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. As the Bank approaches the $10 billion asset threshold, the Bank is preparing to be examined by the CFPB.
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
Although our current strategy is expected to evolve as business conditions change, in 2024 our strategy is to continue to invest resources in our banking businesses and operations as we continue the integration of the businesses and operations of our recent acquisitions, and seek to exploit opportunities for cost and revenue synergies. In the future, we expect to continue to nurture profitable organic growth as well as pursue acquisitions or strategic transactions if appropriate opportunities, within or outside of our current markets, present themselves. Our failure or inability to successfully implement those strategies could have a material and adverse effect on our results of operation and financial condition.
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
There are a number of risks to the successful execution of our organic growth strategy that could result in a material and adverse effect upon our results of operation and financial condition. These risks include, without limitation, the following:
•our inability to attract and retain clients in our banking market areas, particularly as we integrate our recent acquisitions;
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
Two traditional areas, deposit fraud (check kiting, wire fraud, etc.) and loan fraud, continue to be major sources of fraud attempts and loss. The sophistication and methods used to perpetrate fraud continue to evolve as technology changes. In addition to cybersecurity risk (discussed below), new technologies have made it easier for bad actors to obtain and use client personal information, mimic signatures and otherwise create false documents that look genuine. The industry fraud threat continues to evolve, including but not limited to card fraud, check fraud, social engineering and phishing attacks for identity theft and account takeover. Additionally, the use of artificial intelligence could exacerbate many of these risks. Our anti-fraud measures are both preventive and, when necessary, responsive; however, some level of fraud loss is unavoidable, and the risk of a major loss cannot be eliminated.

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
Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. Among other things, damage can occur due to outright theft or extortion of our funds, fraud or identity theft perpetrated on clients, or adverse publicity associated with a breach and its potential effects. Perpetrators potentially can be associates, clients, and certain vendors, all of whom legitimately have access to some portion of our systems, as well as outsiders with no legitimate access. These risks are heightened through the increasing use of digital and mobile solutions which allow for rapid money movement and increase the difficulty to detect and prevent fraudulent transactions. Additionally, the use of artificial intelligence could exacerbate many of these risks. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer systems and networks) and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.
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
We have implemented a risk management framework to mitigate our risk and loss exposure. This framework is comprised of various processes, systems and strategies, and is designed to identify, measure, monitor, report and manage the types of risk to which we are subject, including, among others, credit risk, interest rate risk, liquidity risk, legal and regulatory risk, cybersecurity risk, compliance risk, strategic risk, reputational risk and operational risk related to its employees, systems and vendors, among others. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met and will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. Additionally, instruments, systems and strategies used to hedge or otherwise manage exposure to various types of interest rate, price, legal and regulatory compliance, credit, liquidity, operational and business risks and enterprise-wide risk could be less effective than anticipated. As a result, we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk. If our risk management framework is not effective, we could suffer unexpected losses and become subject to litigation, negative regulatory consequences, or reputational damage among other adverse consequences, any of which could result in our business, financial condition, results of operations or prospects being materially adversely affected.
Competition for talent is substantial and increasing. Moreover, revenue growth in some business lines increasingly depends upon top talent.
In recent years the cost to us of hiring and retaining top revenue-producing talent has increased, and that trend is likely to continue. We have assembled a management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth in recent years was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. We anticipate deploying a similar hiring strategy in the future. It is also not uncommon for other financial institutions to deploy this strategy as well and there is a risk that teams of our employees may be recruited by other financial institutions. Additionally, operating our technology systems requires employees with specialized skills that are not readily available in the general employee candidate pool. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business could negatively affect our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we must pay to hire and retain these experienced individuals could cause our noninterest expense levels to rise and negatively impact our results of operations.
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
Our success depends significantly upon local, national and global economic and political conditions, as well as governmental monetary policies and trade relations. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Unlike banks that are more geographically diversified, we are a regional bank that provides services to customers primarily in Wisconsin, Michigan and Minnesota. The market conditions in these markets may be different from, and could be worse than, the economic conditions in the United States as a whole. As discussed elsewhere in this Item 1A, inflationary pressures have caused the Federal Reserve to recently increase interest rates and indicate its intention to continue to do so if inflationary pressures continue or return. Increases in interest rates in the past have led to recessions of various lengths and intensities and might lead to such a recession in the near future. Such a recession or any other adverse changes in business and economic conditions generally or specifically in the markets in which we operate could affect our business, including causing one or more of the following negative developments:
•a decrease in the demand for loans and other products and services offered by us;
•a decrease in the value of the collateral securing our residential or commercial real estate loans;
•a permanent impairment of our assets; or
•an increase in the number of customers or other counterparties who default on their loans or other obligations to us, which could result in a higher level of NPAs, net charge-offs and provision for credit losses.
Risks Associated with Monetary Events
The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve. These strategies have had, and will continue to have, a significant impact on our business and on many of our clients.
In response to the recession in 2008 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives designed to lower interest rates and make credit easier to obtain. The Federal Reserve changed course in 2015, raising interest rates several times through 2018. Following a substantial and broad stock market decline in 2019, and the onset of the COVID-19 pandemic, the Federal Reserve lowered interest rates, which, until 2022, remained at historically low levels. In 2022, however, in response to inflationary pressures, the Federal Reserve increased interest rates substantially. In 2023, the Federal Reserve continued to increase interest rates, but in December 2023, indicated its intention to begin to decrease interest rates in 2024 in response to moderating rates of inflation. Fluctuations in interest rates have had and can continue to have significant and sometimes adverse effects upon our business as well as the business of many of our customers.
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
Our credit risk and credit losses can increase if our loans become concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2023, approximately 76% of our loan portfolio consisted of commercial-related loans, including commercial and industrial loans, owner-occupied CRE, AG production and AG real estate, CRE investment, and construction and land-development loans. Our borrowers under these loans tend to be small to medium-sized businesses. These types of loans are typically larger than residential real estate loans or consumer loans. During periods of lower economic growth or challenging economic periods, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely affect our results of operations and financial condition. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to Public Health Issues, Including COVID-19
Outbreaks of communicable diseases, such as COVID-19 and its variants, have led to periods of significant volatility in financial, commodities (including oil and gas) and other markets, adversely affected our ability to conduct normal business, adversely affected our clients, and are likely to harm our businesses, financial condition and results of operations.
Pandemics and widespread outbreaks of communicable diseases (such as COVID-19) have caused and may continue to cause significant disruption in the international and United States economies and financial markets and have had an adverse effect on our business and results of operations. This has recently been accompanied by a surge in flu and other respiratory illnesses of varying seriousness and magnitude. The spread of these diseases, including COVID variants, has caused illness and death resulting in quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have branches, and most other states, periodically have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of public health issues have resulted in significant adverse effects for many different types of businesses, including, among others, those in the hospitality (including hotels and lodging) and restaurant industries, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.
Although we take precautions to protect the safety and well-being of our employees and customers, the unpredictability of the pandemic and public health issues could result in any of the following:
•employees contracting these diseases;
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
•decline in the credit quality of our loan portfolio, leading to a need to increase the ACL, as applicable;
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
We operate in heavily regulated industries. Our regulatory burdens, including both operating restrictions and ongoing compliance costs, are substantial. We are subject to many banking, deposit, insurance, securities brokerage and underwriting, and consumer lending regulations in addition to the rules applicable to all companies whose securities are publicly traded in the U.S. securities markets. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See Supervision and Regulation in Item 1 of this report, for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities often change these regulations or adopt new ones. Actions could be taken that would further limit the amount of interest or fees we can charge, further restrict our ability to collect on loans or realize on collateral, affect the terms or profitability of the products and services we offer, or materially and adversely affect us in other ways. The following paragraphs highlight certain specific important risk areas related to regulatory matters currently. These paragraphs do not describe these risks exhaustively, and they do not describe all such risks that we face currently. Moreover, the importance of specific risks may grow or diminish as circumstances change.
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
Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could reduce our access to liquidity sources include a downturn in our local or national economy, difficult credit markets or adverse regulatory actions against us. Our access to deposits may also be affected by the liquidity needs of our depositors. A substantial majority of our liabilities are demand, savings, interest checking and money market deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial portion of our assets are loans, which cannot be called or sold in the same time frame. We may not be able to replace maturing deposits and advances as necessary in the future, especially if a large number of our depositors sought to withdraw their accounts, regardless of the reason. Our access to deposits may be negatively impacted by, among other factors, periods of low interest rates or higher interest rates which could promote increased competition for deposits, including from new financial technology competitors, or provide customers with alternative investment options. Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as the industry experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2023, approximately 29% of our deposits were uninsured and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.
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
We anticipate we will continue to rely primarily on deposits, loan repayments, and cash flows from our investment securities to provide liquidity. Additionally, when necessary, the secondary sources of borrowed funds described above will be used to augment our primary funding sources. An inability to maintain or raise funds (including the inability to access secondary funding sources) in amounts necessary to meet our liquidity needs would have a substantial negative effect, individually or collectively, on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include our financial results, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation, counterparty availability, changes in the activities of our business partners, changes affecting our loan portfolio or other assets, or any other event that could cause a decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as general business conditions, interest rate fluctuations, severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, or legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may remain or become increasingly difficult due to economic and other factors beyond our control. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets and have a material adverse effect on our results of operations or financial condition. Changes associated with interest rate benchmarks also may impact our funding ability; see Interest Rate and Yield Curve Risks below.
Unrealized Losses in Our Securities Portfolio Could Affect Liquidity.
As market interest rates have increased, we have experienced significant unrealized losses on our available for sale securities portfolio. Unrealized losses related to available for sale securities are reflected in accumulated other comprehensive income in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available for sale securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost base, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; the FHLB or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.
Maintaining Liquidity Could Increase Our Interest Expense.
Increased industry competition to maintain liquidity, along with periods of higher interest rates, may require us to offer higher interest rates to maintain deposits. Our interest expense will increase and our net interest margin will decrease if we need to increase the interest rate paid on our deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.
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
If short-term interest rates rise, our results of operations may be negatively impacted if we are unable to increase the rates we charge on loans or earn on our investment securities in excess of the increases we must pay on deposits and our other funding sources. As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected. Additionally, because many of our obligations and portfolio loans have variable rate pricing, following the transition from LIBOR, they now are based upon other benchmark rates, such as SOFR, and any uncertainties associated with these benchmark rates may affect our ability to effectively manage interest rate risk.
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
Our success is also influenced heavily by population growth, income levels, loans and deposits and on stability in real estate values in our markets. To a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact the mid-western U.S. states where we do most of our traditional banking business. If those regions of the U.S. did not grow or were to experience adversity not shared by other parts of the country, we are likely to experience adversity to a degree not shared by those competitors which have a broader or different regional footprint. If market and economic conditions deteriorate, this may lead to valuation adjustments on our loan portfolio and losses on defaulted loans and on the sale of other real estate owned. Additionally, such adverse economic conditions in our market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, the majority of which is secured by real estate, could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. As of December 31, 2023, approximately 38% of our loans were secured by commercial-based real estate, 11% of loans were secured by agriculture-based real estate, and 23% of our loans were secured by residential real estate. We are less able than larger institutions to spread the risks of unfavorable local economic conditions across a larger number of more diverse economies.

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
Stock Holding and Governance Risks
We have only recently begun to pay dividends; moreover, the inability of our subsidiaries to declare and pay dividends or other distributions to the Holding Company could adversely affect its liquidity and ability to declare and pay dividends.
The holders of our common stock receive dividends only if and when declared by the Nicolet board of directors out of legally available funds. Prior to 2023, Nicolet’s board of directors had not declared a dividend on the common stock since our inception in 2000. Any determination relating to the continuation or any change in dividend policy will be made at the discretion of Nicolet’s board of directors and will depend on a number of factors, including the company’s future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that the board of directors may deem relevant. Our principal source of funds used to pay cash dividends on our common and preferred stock is dividends that we receive from the Bank. As a national bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay, as described under “Regulation of Nicolet – Payment of Dividends” and “Regulation of the Bank – Payment of Dividends” in Part I, Item 1 of this Report. The federal banking agencies have also issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current earnings. The Federal Reserve may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice. The Holding Company and the Bank must also maintain the CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends. If the Bank is not permitted to pay cash dividends to the Holding Company, it is unlikely that we would be able to continue to pay dividends on our common stock or to pay interest on our indebtedness.

Holders of our indebtedness have rights that are senior to those of our common shareholders.
We have supported our continued growth by issuing subordinated notes and by assuming the subordinated notes and trust preferred securities and accompanying junior subordinated debentures issued by companies we have acquired. As of December 31, 2023, we had outstanding subordinated notes of approximately $121.4 million and outstanding trust preferred securities and associated junior subordinated debentures with an aggregate par principal amount of approximately $1.8 million and $48.0 million, respectively.
The subordinated notes are senior to our common stock. We have also unconditionally guaranteed the payment of principal and interest on our trust preferred securities, and the junior subordinated debentures issued to the special purpose trusts that relate to those trust preferred securities are senior to our common stock. As a result, we must make payments on the subordinated notes and the junior subordinated debentures before we can pay any dividends on our common stock, and in the event of our bankruptcy, dissolution or liquidation, holders of our subordinated notes and junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We do have the right to defer distributions on our junior subordinated debentures (and related trust preferred securities) for up to five years, but during that time would not be able to pay dividends on our common stock.
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
•changes in government regulations; or
•geopolitical conditions such as acts or threats of war, terrorism, military conflicts, the effects (or perceived effects) of pandemics and trade relations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Nicolet is susceptible to information security breaches and cybersecurity-related incidents like any other entity. Risks related to cybersecurity attacks are expected to remain heightened as digital capabilities continue to evolve. Increasing use in digital platforms create a vast footprint for sophisticated threats to attack organizations internally and externally, blurring the outermost edge of security. To mitigate these risks, resources are employed to provide visibility, prevention, and mitigation strategies, in line with information security standards.

Our management IT Steering Committee has established an Information Security Program, which includes appropriate security risk assessments, security monitoring, incident response, policies, operating standards, compliance, and employee training. The underlying controls of this security program are based on the guidelines and frameworks provided by the Office of the Comptroller of the Currency (the “OCC”), the Federal Financial Institutions Examination Council (the “FFIEC”), and the National Institute of Standards and Technology (“NIST”), as well as industry best practices and standards. The Information Security Program focuses on the following key areas:

•IT Governance, Risk & Compliance – As discussed in further detail under the “Governance” section below, we have established programs, policies, and procedures for security oversight, including risk assessments for business processes and applications. These cyber and information security programs, policies and procedures are reviewed annually by a third-party.
•Identity & Access Management – We have established controls to mitigate risks related to unauthorized access, identity theft, and data breaches. Process and technology controls include identity, authentication, authorization, account management, and access, along with monitoring and logging for tracking events.

•Security Architecture & Engineering – Our security is tailored around industry best practices and guidance. This establishes the foundation for secure resilient systems that can withstand and mitigate cyber risks effectively.
•Security Operations – We use various tools to assess, monitor, and analyze the vulnerability of our operating systems, and have established an incident response plan for addressing identified threats and incidents.
•Resiliency, Safety & Security – We have established policies and procedures to withstand and recover from disruption, protect our people and environment, as well as protect our systems and information from threats and unauthorized access.
•Vendor Risk Management – We use a risk-based approach to assess and monitor cybersecurity risks presented by our vendors, third-party service providers, and other third-party users that we partner with.
•Security Awareness Education – We use current cybersecurity and information security threats to develop our education program. This training focuses on information security, privacy, cybersecurity best practices (e.g., social engineering, incident reporting, maintaining strong passwords), identity and access management, and physical security. All employees receive education and awareness training throughout the year. In addition, some of this education is extended to our customer base, with current cyber activity and hygiene highlighted.

To our knowledge, no cybersecurity incidents or threats have resulted in a reportable event, and have not materially impacted Nicolet’s operations or financial condition. For additional discussion of cybersecurity risks, see Item 1A, “Risk Factors – Operational Risks.”
Governance
Our Chief Information Security Officer (“CISO”) is responsible for managing our information security team and implementing the Information Security Program. As discussed in further detail under “Risk Management and Strategy” above, the primary responsibilities of the information security team include IT governance, risk and compliance; identity and access management; security architecture and engineering; security operations; resiliency, safety and security; vendor risk management, and security awareness education. The team includes information security professionals with varying degrees of education and experience, and many team members are subject to professional education and certification requirements. In particular, our CISO has substantial relevant experience in the areas of physical security, information security, and cybersecurity risk management.
The management IT Steering Committee provides oversight and governance of the Information Security Program. This committee includes members of information security, compliance, audit, human resources, legal, operations, banking, and wealth. The committee generally meets monthly to review and provide oversight of our risk management strategy; audit reports related to our cyber and information security processes; third-party risk assessments; periodic testing of systems and infrastructure; status of employee and customer training; and updates on security incidents. More frequent meetings may occur in accordance with the incident response plan to facilitate timely assessment, monitoring, and reporting.
The Board is actively engaged in oversight of our cybersecurity practices, with the Audit & Compliance Committee having primary oversight responsibility. The Audit & Compliance Committee reviews and approves the information security program on an annual basis, as well as receives management updates about information security matters on at least a quarterly basis. Additionally, the full Board receives regular presentations by our CISO regarding pertinent cyber and information security topics. These updates cover external cybersecurity hot topics and notable events, current and emerging threats, cybersecurity program achievements and progress on key initiatives, key performance indicators, key risk indicators and notable internal events. In addition, the Audit Committee receives prompt reporting and updates on significant cybersecurity-related incidents.
ITEM 2. PROPERTIES
The corporate headquarters of both the Parent Company and the Bank are located at 111 North Washington Street, Green Bay, Wisconsin. At year-end 2023, including the main office, the Bank operated 56 bank branch locations, 44 of which are owned and 12 that are leased. In addition, Nicolet owns or leases other real property that, when considered in aggregate, is not significant to its financial position. Most of the offices are free-standing, newer buildings that provide adequate access, customer parking, and drive-through and/or ATM services. The properties are in good condition and considered adequate for present and near term requirements. None of the owned properties are subject to a mortgage or similar encumbrance.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock. Nicolet’s common stock trades on the New York Stock Exchange under the symbol “NIC”. As of February 26, 2024, Nicolet had approximately 3,400 shareholders of record.
Dividends. In 2023, we began paying dividends on our common stock. Our Board declared quarterly cash dividends totaling $0.75 per share on our common stock in 2023. We currently intend to continue to pay comparable quarterly cash dividends on our common stock, subject to approval by our Board, although we may elect not to pay dividends or to change the amount of such dividends. The payment of dividends is a decision of our Board based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. Any cash dividends paid by Nicolet on its common stock must comply with applicable Federal Reserve policies described further in “Business—Regulation of Nicolet—Payment of Dividends.” The Bank is also subject to regulatory restrictions on the amount of dividends it is permitted to pay to Nicolet as further described in “Business—Regulation of the Bank—Payment of Dividends” and in Note 17, “Regulatory Capital Requirements,” in the Notes to Consolidated Financial Statements under Part II, Item 8.
Stock Repurchases. The following table contains information regarding purchases of Nicolet’s common stock made during fourth quarter 2023 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period:	Total Number of Shares Purchased (#) (a)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (#)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (#) (b)
October 1 – October 31, 2023	—	$—	—
November 1– November 30, 2023	4,587	$77.14	—
December 1 – December 31, 2023	—	$—	—
Total	4,587	$77.14	—	571,200
(a) During fourth quarter 2023, the Company withheld 3,637 common shares for minimum tax withholding settlements on restricted stock and the Company withheld 950 common shares to satisfy the exercise price and tax withholding requirements on stock option exercises. These are not considered “repurchases” and, therefore, do not count against the maximum number of shares that may yet be purchased under the board of directors’ authorization.
(b) The board of directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $276 million to repurchase outstanding shares of common stock. This common stock repurchase program was last modified on April 19, 2022, and has no expiration date. At December 31, 2023, approximately $46 million remained available under this common stock repurchase program, or approximately 571,200 shares of common stock (based on the closing stock price of $80.48 on December 31, 2023).

Performance Graph
The following graph shows the cumulative stockholder return on our common stock compared with the S&P 500 Index and the S&P U.S. BMI Banks Index for the period of December 31, 2018 to December 31, 2023. The S&P U.S. BMI Banks Index tracks the performance of all U.S. domiciled bank companies with float-adjusted market capitalization of at least $100 million. The graph assumes the value of the investment in the Company’s common stock and in each index was $100 on December 31, 2018. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.

	Period Ending
Index	2018	2019	2020	2021	2022	2023
Nicolet Bankshares, Inc.	$100.00	$151.33	$135.96	$175.72	$163.50	$166.65
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P U.S. BMI Bank Index	100.00	137.36	119.83	162.92	135.13	147.41
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
The detailed financial discussion that follows focuses on 2023 results compared to 2022. For a discussion of 2022 results compared to 2021, see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023, which information under that caption is incorporated herein by reference. Historical results of operations are not necessarily predictive of future results.
Overview
Economic Outlook and Recent Industry Developments
For 2023, economic growth was stronger than expected, driven by spending within the consumer sector. The labor market remained strong with competitive compensation and low unemployment putting pressure on business profit margins, as the higher payroll costs outpaced increases in revenue. Consumer spending was stronger than expected with continued demand for goods and services; however, consumer sentiment showed some indications of slowing near the end of the year from mounting pressures of higher interest rates, declining savings, rising cost of food and energy, and increasing credit card debt.
The Federal Reserve tightened monetary policy to combat inflation by aggressively raising interest rates from a target range of 0.00%-0.25% in early March 2022 to 5.25%-5.50% at the end of 2023, and inflation did slow from the start of the year. Given the decreasing inflationary pressures, the Federal Reserve is likely finished with raising interest rates, and expectations are currently high that the Federal Reserve may cut rates beginning in mid-2024. Current projections are also indicating no recession for 2024 or 2025. However, short-term market risks could change the current outlook (e.g., if the Fed rate cuts do not happen as quickly as expected, a slow growth economy is vulnerable to external shocks, and corporate earnings growth is likely to prove disappointing).
These ongoing macroeconomic challenges and uncertainties fueled additional concerns within the banking sector. During first quarter 2023, the banking industry experienced significant volatility with high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses, and eroding consumer confidence in the banking system. The banking world continues to experience challenges from tightening credit conditions, indications of declining asset quality, slowing economic demand, interest rate risk management, and potential for higher capital requirements, which further complicates the current economic outlook. In addition, the ongoing geopolitical issues have the potential for further economic disruptions.
2023 Highlights
2023 was not the year we thought it would be, but we certainly made the most of the year it became. Nicolet saw strong loan growth, solid growth in fee income, resilience in our credit quality, and a continued increase in quarterly net interest margin (increasing from a low of 2.91% for first quarter to 3.30% for fourth quarter), partly from the balance sheet repositioning in first quarter 2023. On March 7, 2023, Nicolet executed the sale of $500 million (par value) U.S. Treasury held to maturity securities for a pre-tax loss of $38 million or an after-tax loss of $28 million to reposition the balance sheet for future growth. The $500 million portfolio yielded approximately 88 bps with scheduled maturities in 2024 and 2025 (or an average duration of 2 years). Proceeds from the sale were used to reduce existing FHLB borrowings with the remainder held in investable cash.
Nicolet’s 2023 results were also impacted by the Wisconsin State Budget signed in July 2023 and retroactive to January 1, 2023, which included language that provides financial institutions with an exemption from state taxable income for interest, fees, and penalties earned on loans to existing Wisconsin-based business or agriculture purpose loans that are $5 million or less in balance on January 1, 2023, and to new loans that meet the criteria. The impact of this tax law change to Nicolet moving forward will be a reduction / elimination of State income taxes being expensed, resulting in an estimated effective tax rate of 19.5% (compared to a 25% effective tax rate previously). However, the elimination of State income tax expense also required a valuation allowance to be established for the State-related deferred tax asset as of the effective date of the legislation, and a one-time $9.1 million charge to state income tax expense was recognized in third quarter to establish this valuation allowance.

Net income for the year ended December 31, 2023 was $62 million and earnings per diluted common share was $4.08, compared to net income of $94 million and earnings per diluted common share of $6.56 for 2022. Net income for both years reflected non-core items and the related tax effect of each, including the first quarter U.S. Treasury securities sale loss (balance sheet repositioning), the change in Wisconsin state tax law during third quarter, gain on sale of Nicolet’s member interest in UFS, LLC, expected loss (provision expense) on a bank subordinated debt investment, an early contract termination charge, Day 2 credit provision expense required under the CECL model, merger-related expenses, branch optimization costs, as well as gains (losses) on other assets and investments. For the full year, non-core items negatively impacted diluted earnings per common share $2.64 for 2023 and $0.34 for 2022.
At December 31, 2023, Nicolet had total assets of $8.5 billion, a decrease of $295 million (3%) from December 31, 2022. Total loans of $6.4 billion at December 31, 2023 increased $173 million (3%) from December 31, 2022, with strong organic loan growth. Total deposits of $7.2 billion increased slightly ($19 million) from December 31, 2022, while total borrowings decreased $375 million. Total stockholders’ equity was $1.0 billion at December 31, 2023, an increase of $66 million since December 31, 2022, mostly due to solid earnings, partly offset by payment of a quarterly common stock dividend (beginning in second quarter 2023).
Nonperforming assets were $28 million and represented 0.33% of total assets at December 31, 2023, compared to $40 million or 0.46% at year-end 2022. The allowance for credit losses-loans increased to $64 million (1.00% of loans) at December 31, 2023, compared to $62 million (1.00% of loans) at December 31, 2022.
After an unpredictable and volatile year for the banking industry in 2023, Nicolet is well positioned heading into 2024. Due to several strategic moves made during the past year, including the large balance sheet repositioning in March, as well as additional smaller securities and noncore investment sales during the year, Nicolet’s strong financial performance to close out the year provides for ample flexibility to assess and take advantage of opportunities that may arise in 2024 and beyond. Despite a difficult start to 2023, Nicolet’s core profitability improved each quarter during the year, which was led by a gradual improvement in the net interest margin. This contrasts with much of the banking industry, as many banks faced a decline in profitability due to higher funding costs and depressed margins. While Nicolet’s funding costs also continued to rise throughout much of 2023, its yield on its loan portfolio and earning assets grew at a faster pace as its largely fixed rate loan portfolio slowly repriced. Heading into 2024, the expectation is that the quarterly net interest margin will continue to improve, albeit at a slower pace that in 2023. Additionally, the outlook for interest rates has also changed with the Federal Reserve pausing rate hikes in the latter half of 2023 and signaling potential interest rate cuts beginning in mid-2024. Nicolet’s forecast for improved margin and higher net income during 2024 is largely agnostic to unchanged or a slight decline in interest rates. However, like the uncertainty caused by a rapid increase in rates from 2022 to 2023, additional uncertainty would remain should the Federal Reserve need to lower rates at a rapid pace.

This past year was unique as it was the first full year since 2018 where Nicolet didn’t announce or close an acquisition. As an acquisitive organization, Nicolet is routinely involved in some stage of an acquisition at most times. However, 2023 presented some unique challenges to the bank M&A market, but also allowed the Board and executive management to take a much-needed “time out” from its acquisition strategy. First, the overall banking market was not conducive to M&A. The combination of a volatile stock market, and thus bank valuations, as well as the mark-to-market accounting challenges posed by a rapid increase in interest rates led to the slowest bank M&A year in decades. Additionally, the minor banking crisis that befell the industry in the Spring of 2023 also contributed to many banks focusing more on making internal investments, finding efficiencies, and strategic financial repositioning rather than the unique challenges of M&A. This self-imposed pause on M&A and inward focus was especially true at Nicolet, and came at a beneficial time as we were coming off back-to-back-to-back acquisitions of $1.0+ billion in asset banks in 2021 and 2022. Nicolet more than doubled in size since the end of 2019, and grew its employee base by more than 75% since 2020. Taking a pause from acquisitive growth allowed the Board and senior management the opportunity to conduct an in-depth review of the organization. The result was greater efficiency in, and the elimination of duplicative processes, roles, and systems. It also allowed Nicolet the opportunity to prepare for the near future, including the ability to eclipse the $10 billion asset threshold.

Nicolet is poised to take advantage of opportunities in 2024. While much uncertainty remains, including significant geopolitical risks, continued inflationary pressures (albeit more muted), a weakening economy, and a pivotal election year, the banking industry is likely to experience continued volatility in 2024. However, as it relates to Nicolet, the Board and management remain optimistic for its near-term outlook. As we closed out 2023, we recorded the highest core net income quarter in Nicolet’s history, the net interest margin showed strong support during the last quarter, we ended the year with a tangible common equity ratio of nearly 8.0%, and asset quality remained remarkably resilient owing to the quality of the customers we serve in a lower-risk, more stable market of the Upper Midwest. Additionally, our share price outperformed most bank indices during the year, and we were able to maintain the well-deserved market premium in our valuation. All of these factors, coupled with a more favorable bank M&A environment potentially mean a return to M&A for Nicolet during 2024. While M&A discussions remain high level, and the Board remains highly selective in its potential targets, we are hopeful 2024 presents more opportunities to complement our sustained organic growth with highly accretive M&A. However, the Board and management plan to remain disciplined with pricing, as well as which geographical markets we may enter or expand in. Additionally, as an $8.5 billion asset bank, the size of the target is of utmost importance. Targeting a bank that is too small potentially creates a high opportunity cost by missing on a bank that is of more strategic importance to Nicolet. Additionally, acquiring a target that places Nicolet at or just over the $10 billion threshold also is much less appealing than slower organic growth. As such, while we may have regained our appetite for bank M&A, our list of potential M&A partners remains smaller than in the past. In the meantime, the Board expects to remain diligent as to how it allocates shareholder capital, whether it be through organic growth, M&A, share repurchases, an increase to the shareholder dividend, or most likely, some combination of the four.

Table 1: Earnings Summary and Selected Financial Data

	At and for the years ended December 31,
(in thousands, except per share data)	2023	2022	2021
Results of operations:
Net interest income	$241,516	$239,961	$157,955
Provision for credit losses	4,990	11,500	14,900
Noninterest income	35,972	57,920	67,364
Noninterest expense	185,866	160,644	129,297
Income before income tax expense	86,632	125,737	81,122
Income tax expense	25,116	31,477	20,470
Net income	$61,516	$94,260	$60,652
Earnings per common share:
Basic	$4.17	$6.78	$5.65
Diluted	$4.08	$6.56	$5.44
Common shares:
Basic weighted average	14,743	13,909	10,736
Diluted weighted average	15,071	14,375	11,145
Year-End Balances:
Loans	$6,353,942	$6,180,499	$4,621,836
Allowance for credit losses - loans (“ACL-Loans”)	63,610	61,829	49,672
Total assets	8,468,678	8,763,969	7,695,037
Deposits	7,197,800	7,178,921	6,465,916
Stockholders’ equity (common)	1,039,007	972,529	891,891
Book value per common share	$69.76	$66.20	$63.73
Tangible book value per common share (1)	$43.28	$38.81	$39.47
Financial Ratios:
Return on average assets	0.73%	1.20%	1.15%
Return on average common equity	6.28	10.63	9.74
Return on average tangible common equity (1)	10.58	17.96	14.74
Stockholders’ equity to assets	12.27	11.10	11.59
Tangible common equity to tangible assets (1)	7.98	6.82	7.51
Reconciliation of Non-GAAP Financial Measures:
Adjusted net income reconciliation: (2)
Net income (GAAP)	$61,516	$94,260	$60,652
Adjustments:
Provision expense (3)	2,340	8,000	14,400
Assets (gains) losses, net	32,808	(3,130)	(4,181)
Merger-related expense	189	1,664	5,651
Contract termination charge	2,689	—	—
Branch closure expense	—	—	944
Adjustments subtotal	38,026	6,534	16,814
Tax on Adjustments	7,415	1,634	4,204
Tax impact of Wisconsin tax law change (4)	9,118	—	—
Adjusted net income (Non-GAAP)	$101,245	$99,161	$73,263
Adjusted Diluted earnings per common share (Non-GAAP)	$6.72	$6.90	$6.57
Tangible assets:
Total assets	$8,468,678	$8,763,969	$7,695,037
Goodwill and other intangibles, net	394,366	402,438	339,492
Tangible assets	$8,074,312	$8,361,531	$7,355,545
Tangible common equity:
Stockholders’ equity (common)	$1,039,007	$972,529	$891,891
Goodwill and other intangibles, net	394,366	402,438	339,492
Tangible common equity	$644,641	$570,091	$552,399
Tangible average common equity:
Average stockholders’ equity (common)	$979,366	$886,385	$622,903
Average goodwill and other intangibles, net	398,106	361,471	211,463
Average tangible common equity	$581,260	$524,914	$411,440
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
(3) Provision expense for 2023 is attributable to the expected loss on a bank subordinated debt investment, and the provision expense for 2022 and 2021 is attributable to the Day 2 allowance from acquisition transactions.
(4) The effective tax rate for periods prior to the January 1, 2023, effective date of the Wisconsin tax law change (as detailed further in the Overview section above) assumed an effective tax rate of 25%, and periods subsequent to the effective date assumed an effective tax rate of 19.5%.

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	Years Ended December 31,
(in thousands)	2023			2022			2021
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$6,233,623	$341,332	5.48%	$5,255,646	$243,819	4.64%	$3,183,681	$156,644	4.92%
Investment securities:
Taxable	864,637	18,182	2.10%	1,389,956	21,383	1.54%	592,561	9,934	1.68%
Tax-exempt (2)	242,468	7,960	3.28%	229,316	6,192	2.70%	145,979	3,113	2.13%
Total investment securities	1,107,105	26,142	2.36%	1,619,272	27,575	1.70%	738,540	13,047	1.77%
Other interest-earning assets	331,111	17,494	5.28%	232,531	4,437	1.91%	797,196	2,909	0.36%
Total non-loan earning assets	1,438,216	43,636	3.03%	1,851,803	32,012	1.73%	1,535,736	15,956	1.04%
Total interest-earning assets	7,671,839	$384,968	5.02%	7,107,449	$275,831	3.88%	4,719,417	$172,600	3.66%
Other assets, net	735,723			730,246			552,046
Total assets	$8,407,562			$7,837,695			$5,271,463
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$828,141	$9,891	1.19%	$875,530	$2,075	0.24%	$644,525	$382	0.06%
Interest-bearing demand	877,832	12,627	1.44%	999,700	4,382	0.44%	725,686	2,816	0.39%
Money market accounts (“MMA”)	1,868,867	49,937	2.67%	1,553,131	6,696	0.43%	994,866	613	0.06%
Core time deposits	842,586	27,218	3.23%	558,840	2,171	0.39%	364,069	2,846	0.78%
Total interest-bearing core deposits	4,417,426	99,673	2.26%	3,987,201	15,324	0.38%	2,729,146	6,657	0.24%
Brokered deposits	615,209	26,151	4.25%	490,871	6,428	1.31%	308,091	3,791	1.23%
Total interest-bearing deposits	5,032,635	125,824	2.50%	4,478,072	21,752	0.49%	3,037,237	10,448	0.34%
Wholesale funding	304,190	15,522	5.10%	298,852	12,205	4.08%	103,156	3,156	3.06%
Total interest-bearing liabilities	5,336,825	141,346	2.65%	4,776,924	33,957	0.71%	3,140,393	13,604	0.43%
Noninterest-bearing demand deposits	2,054,792			2,135,852			1,461,850
Other liabilities	36,579			38,534			46,317
Stockholders’ equity	979,366			886,385			622,903
Total liabilities and stockholders’ equity	$8,407,562			$7,837,695			$5,271,463
Tax-equivalent net interest income and rate spread		$243,622	2.37%		$241,874	3.17%		$158,996	3.23%
Tax-equivalent adjustment and net free funds		2,106	0.81%		1,913	0.23%		1,041	0.14%
Net interest income and net interest margin		$241,516	3.18%		$239,961	3.40%		$157,955	3.37%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

(in thousands)	2023 Compared to 2022 Increase (Decrease) Due to Changes in			2022 Compared to 2021 Increase (Decrease) Due to Changes in
	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Total loans, including loan fees (2) (3)	$49,407	$48,106	$97,513	$95,449	$(8,274)	$87,175
Investment securities:
Taxable	(4,715)	1,514	(3,201)	10,595	854	11,449
Tax-exempt (3)	371	1,397	1,768	2,100	979	3,079
Total investment securities	(4,344)	2,911	(1,433)	12,695	1,833	14,528
Other interest-earning assets	1,428	11,629	13,057	(480)	2,008	1,528
Total non-loan earning assets	(2,916)	14,540	11,624	12,215	3,841	16,056
Total interest-earning assets	$46,491	$62,646	$109,137	$107,664	$(4,433)	$103,231
Interest-bearing liabilities
Savings	$(118)	$7,934	$7,816	$181	$1,512	$1,693
Interest-bearing demand	(596)	8,841	8,245	1,167	399	1,566
MMA	1,628	41,613	43,241	520	5,563	6,083
Core time deposits	1,625	23,422	25,047	1,128	(1,803)	(675)
Total interest-bearing core deposits	2,539	81,810	84,349	2,996	5,671	8,667
Brokered deposits	1,999	17,724	19,723	2,379	258	2,637
Total interest-bearing deposits	4,538	99,534	104,072	5,375	5,929	11,304
Total wholesale funding	618	2,699	3,317	7,897	1,152	9,049
Total interest-bearing liabilities	5,156	102,233	107,389	13,272	7,081	20,353
Net interest income	$41,335	$(39,587)	$1,748	$94,392	$(11,514)	$82,878
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
Comparison of 2023 versus 2022
The Federal Reserve raised short-term interest rates a total of 425 bps during 2022, increasing the Federal Funds rate to a range of 4.25% to 4.50% as of December 31, 2022. Additional increases totaling 100 bps were made during 2023, resulting in a Federal Funds range of 5.25% to 5.50% as of December 31, 2023.
Tax-equivalent net interest income was $244 million for 2023, an increase of $2 million (1%) over 2022. The increase in tax-equivalent net interest income was attributable to net favorable volumes (which added $41 million, mostly from the full year impact of the Charter acquisition and loan growth) offset by net unfavorable rates (which decreased net interest income $40 million from higher deposit costs and the lag in repricing the loan portfolio to current market interest rates).
Average interest-earning assets increased to $7.7 billion for 2023, $564 million (8%) higher than 2022, primarily due to the timing of the acquisition of Charter (in August 2022). Average loans increased $1.0 billion (19%) to $6.2 billion, mostly due to the timing of the Charter acquisition (which added loans of $827 million at acquisition) and solid loan growth. Average investment securities decreased $512 million largely from the first quarter 2023 balance sheet repositioning, while other interest-earning assets increased $99 million, mostly investable cash. As a result, the mix of average interest-earning assets shifted to 81% loans, 15% investment securities, and 4% other interest-earning assets (mostly cash) for 2023, compared to 74%, 23%, and 3%, respectively, for 2022.
Average interest-bearing liabilities were $5.3 billion for 2023, an increase of $560 million (12%) from 2022, also primarily due to the timing of the Charter acquisition. Average interest-bearing core deposits increased $430 million and average brokered deposits grew $124 million, reflecting the impact of the Charter acquisition and brokered funding to support the loan growth. Wholesale funding increased $5 million. The mix of average interest-bearing liabilities was 83% core deposits, 11% brokered deposits, and 6% other funding for 2023, compared to 84% core deposits, 10% brokered deposits, and 6% other funding in 2022.
The interest rate spread decreased 80 bps between the periods, as our liabilities have repriced faster than our assets in the rapidly rising interest rate environment. The interest-earning asset yield increased 114 bps to 5.02% for 2023, due to the changing mix of interest-earning assets (noted above), as well as the higher interest rate environment. The loan yield improved 84 bps to 5.48% for 2023, largely due to the repricing of new and renewed loans in a rising interest rate environment. The yield on investment securities increased 66 bps to 2.36%, and the yield on other interest-earning assets increased 337 to 5.28%. The cost of funds increased 194 bps to 2.65% for 2023, also reflecting the rising interest rate environment and the migration of customer deposits into higher rate deposit products. The contribution from net free funds increased 58 bps, mostly due to the higher value in a rising interest rate environment. As a result, the net interest margin was 3.18% for 2023, down 22 bps compared to 3.40% for 2022.
Tax-equivalent interest income was $385 million, up $109 million (40%) over 2022, comprised of $46 million higher volumes and $63 million higher average rates (mostly in the loan portfolio). Interest income on loans increased $98 million (40%) over 2022, due to higher average balances from the Charter acquisition and solid loan growth, as well as higher rates from the rising interest rate environment. Interest expense was $141 million for 2023, a $107 million increase over 2022, mostly due to a much higher cost of funds. Interest expense on deposits increased $104 million from 2022 due to the rising interest rate environment and the migration of customer deposits into higher rate deposit products.
Provision for Credit Losses
The provision for credit losses for 2023 was $5.0 million (comprised of $2.7 million related to the ACL-Loans and $2.3 million for the ACL on securities AFS). The 2022 provision for credit losses included $8 million for the required Day 2 ACL increase from the acquisition of Charter, and the remaining increase to support the strong loan growth. Comparatively, the 2021 provision for credit losses was largely due to the required Day 2 ACL increase from the acquisitions of County and Mackinac. Asset quality trends have been solid and net charge-offs were negligible for both years.
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

Noninterest Income
Table 4: Noninterest Income

(in thousands)	Years Ended December 31,			Change From Prior Year
	2023	2022	2021	$ Change 2023	% Change 2023	$ Change 2022	% Change 2022
Trust services fee income	$8,614	$7,947	$7,774	$667	8%	$173	2%
Brokerage fee income	15,133	12,923	12,143	2,210	17%	780	6%
Wealth management fee income	23,747	20,870	19,917	2,877	14%	953	5%
Mortgage income, net	7,164	8,497	22,155	(1,333)	(16)%	(13,658)	(62)%
Service charges on deposit accounts	5,976	6,104	5,023	(128)	(2)%	1,081	22%
Card interchange income	12,991	11,643	9,163	1,348	12%	2,480	27%
Bank owned life insurance (“BOLI”) income	4,524	3,818	2,380	706	18%	1,438	60%
Deferred compensation plan asset market valuations	1,937	(2,040)	609	3,977	N/M	(2,649)	N/M
LSR income, net	4,425	(1,366)	—	5,791	N/M	(1,366)	N/M
Other income	8,016	7,264	3,936	752	10%	3,328	85%
Noninterest income without net gains	68,780	54,790	63,183	13,990	26%	(8,393)	(13)%
Asset gains (losses), net	(32,808)	3,130	4,181	(35,938)	N/M	(1,051)	N/M
Total noninterest income	$35,972	$57,920	$67,364	$(21,948)	(38)%	$(9,444)	(14)%
N/M means not meaningful.
Comparison of 2023 versus 2022
Noninterest income was $36 million for 2023, a decrease of $22 million (38%) from 2022, primarily due to the balance sheet repositioning. Excluding net asset gains (losses), noninterest income for 2023 was $69 million, a $14 million (26%) increase over 2022. Notable contributions to the change in noninterest income were:
•Wealth management fee income was $24 million for 2023, up $3 million (14%) from 2022, on growth in accounts and assets under management.
•Mortgage income includes net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income was $7 million for 2023, down $1 million (16%) between the years, mostly due to the rising interest rate environment reducing secondary market volumes and the related gains on sales. See also “Off-Balance Sheet

Arrangements, Lending-Related Commitments and Contractual Obligations” and Note 6, “Goodwill and Other Intangibles and Servicing Rights” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
•Card interchange income grew $1 million (12%) to $13 million in 2023 largely due to higher volume and activity.
•BOLI income increased $1 million (18%) to $5 million for 2023, attributable to higher average balances from BOLI acquired with the Charter acquisition.
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
•Loan servicing rights (“LSR”) income includes agricultural loan servicing fees net of the related LSR amortization. LSR income increased $6 million over 2022 mostly due to lower amortization from the much slower prepayment speeds in the higher interest rate environment. See also Note 6, “Goodwill and Other Intangibles and Servicing Rights” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for additional information on the LSR asset.
•Other income grew $1 million to $8 million for 2023, and included increases in card incentives income, swap fees, crop insurance sales and broker fees, as well as a gain on the early extinguishment of debt.
•Net asset losses of $33 million in 2023 were primarily attributable to losses of $38 million on the sale of approximately $500 million (par value) U.S. Treasury held to maturity securities executed in early March as part of a balance sheet repositioning, as well as net losses of $3 million on the sale of certain available for sale securities, partly offset by a $9 million gain on the sale of Nicolet’s member interest in UFS, LLC. Net asset gains in 2022 of $3 million were primarily attributable to gains on sales of other real estate owned (mostly closed bank branch locations). Additional information on the net gains is also included in Note 16, “Asset Gains (Losses), Net,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Noninterest Expense
Table 5: Noninterest Expense

($ in thousands)	Years Ended December 31,			Change From Prior Year
	2023	2022	2021	Change 2023	% Change 2023	Change 2022	% Change 2022
Personnel	$99,109	$88,713	$70,618	$10,396	12%	$18,095	26%
Occupancy, equipment and office	36,222	29,722	21,058	6,500	22%	8,664	41%
Business development and marketing	7,790	8,472	5,403	(682)	(8)%	3,069	57%
Data processing	19,892	14,518	11,990	5,374	37%	2,528	21%
Intangibles amortization	8,072	6,616	3,494	1,456	22%	3,122	89%
FDIC assessments	3,999	1,920	2,035	2,079	108%	(115)	(6)%
Merger-related expense	189	1,664	5,651	(1,475)	(89)%	(3,987)	(71)%
Other expense	10,593	9,019	9,048	1,574	17%	(29)	—%
Total noninterest expense	$185,866	$160,644	$129,297	$25,222	16%	$31,347	24%
Non-personnel expenses	$86,757	$71,931	$58,679	$14,826	21%	$13,252	23%
Average full-time equivalent employees	953	881	626	72	8%	255	41%
Comparison of 2023 versus 2022
Noninterest expense was $186 million, an increase of $25 million (16%) over 2022. Personnel costs increased $10 million (12%), while non-personnel expenses combined increased $15 million (21%) over 2022. Notable contributions to the change in noninterest expense were:
•Personnel expense was $99 million for 2023, an increase of $10 million (12%) over 2022. Salary expense increased $6 million (9%) over 2022, reflecting higher salaries from the larger employee base (with average full-time equivalent employees up 8%, mostly due to the Charter acquisition), merit increases between the years, and investments in our wealth team, partly offset by lower incentive compensation commensurate with the lower current year earnings. Fringe benefits increased $4 million (32%) over 2022, reflecting higher overall health care expenses as well as the larger employee base. Personnel expense was also impacted by the change in the fair value of the NQDC plan liabilities. See also “Noninterest Income” for the offsetting fair value change to the NQDC plan assets and Note 10, “Employee and Director Benefit Plans” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for additional information on the NQDC plan.

•Occupancy, equipment and office expense was $36 million for 2023, up $7 million (22%) from 2022, largely due to the expanded branch network with the Charter acquisition, as well as additional expense for software and technology solutions.
•Business development and marketing expense was $8 million for 2023, down $1 million (8%) from 2022, largely due to timing and extent of marketing donations, promotions, and media.
•Data processing expense was $20 million for 2023, up $5 million (37%) over 2022, mostly due to a $3 million early contract termination charge and volume-based increases in core processing charges.
•Intangible amortization increased $1 million (22%) between the years, due to higher amortization from the intangibles added with the Charter acquisition.
•Other expense was $11 million for 2023, an increase of $2 million (17%) over 2022, mostly due to higher professional fees.
Income Taxes
Income tax expense was $25 million (effective tax rate of 29.0%) for 2023, compared to $31 million (effective tax rate of 25.0%) for 2022. The change in income tax expense was due to lower pretax earnings, and also included a $9 million charge to income tax expense to establish a tax valuation allowance related to the Wisconsin tax law change noted in the “Overview” section.
The accounting for income taxes requires deferred income taxes to be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. This analysis involves the use of estimates and assumptions concerning accounting pronouncements and federal and state tax codes; therefore, income taxes are considered a critical accounting estimate. The Company had a $9 million valuation allowance at December 31, 2023, while no valuation allowance was determined to be necessary at December 31, 2022. Additional information on the subjectivity of income taxes is discussed further under “Critical Accounting Estimates-Income Taxes.” The Company’s income taxes accounting policy is described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures relative to income taxes are included in Note 13, “Income Taxes” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
BALANCE SHEET ANALYSIS
Loans
Nicolet services a diverse customer base primarily throughout Wisconsin, Michigan and Minnesota. The Company concentrates on originating loans in its local markets and assisting current loan customers. Nicolet actively utilizes government loan programs such as those provided by the U.S. Small Business Administration (“SBA”) and the U.S. Department of Agriculture’s Farm Service Agency (“FSA”). In addition to the discussion that follows, accounting policies, general loan portfolio characteristics, and credit risk are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional loan related disclosures are included in Note 4, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
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

Table 6: Period End Loan Composition

	December 31, 2023		December 31, 2022		December 31, 2021
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,284,009	20%	$1,304,819	21%	$1,042,256	23%
Owner-occupied CRE	956,594	15%	954,599	15%	787,189	17%
Agricultural	1,161,531	18%	1,088,607	18%	794,728	17%
Commercial	3,402,134	53%	3,348,025	54%	2,624,173	57%
CRE investment	1,142,251	18%	1,149,949	19%	818,061	18%
Construction & land development	310,110	5%	318,600	5%	213,035	5%
Commercial real estate	1,452,361	23%	1,468,549	24%	1,031,096	23%
Commercial-based loans	4,854,495	76%	4,816,574	78%	3,655,269	80%
Residential construction	75,726	1%	114,392	2%	70,353	1%
Residential first mortgage	1,167,109	19%	1,016,935	16%	713,983	15%
Residential junior mortgage	200,884	3%	177,332	3%	131,424	3%
Residential real estate	1,443,719	23%	1,308,659	21%	915,760	19%
Retail & other	55,728	1%	55,266	1%	50,807	1%
Retail-based loans	1,499,447	24%	1,363,925	22%	966,567	20%
Total loans	$6,353,942	100%	$6,180,499	100%	$4,621,836	100%
As noted in Table 6 above, the loan portfolio at December 31, 2023 was 76% commercial-based and 24% retail-based, compared to 78% commercial-based and 22% retail-based at December 31, 2022. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Total loans were $6.4 billion at December 31, 2023, an increase of $173 million (3%), compared to total loans of $6.2 billion at December 31, 2022, with growth in residential mortgage and agricultural loans. At December 31, 2023, commercial and industrial loans represented the largest segment of Nicolet’s loan portfolio at 20% of the total portfolio, followed by residential mortgage at 19% of the total portfolio. The loan portfolio is widely diversified and included the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, hospitality, retail, service, and businesses supporting the general building industry. The following chart provides the distribution of our commercial loan portfolio at December 31, 2023.

Commercial Loan Portfolio by Industry Type (based on NAICS codes)

Table 7: Loan Maturity Distribution
The following table presents the maturity distribution of the loan portfolio at December 31, 2023.

(in thousands)	Loan Maturity
	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$444,176	$691,364	$137,823	$10,646	$1,284,009
Owner-occupied CRE	85,945	663,791	179,103	27,755	956,594
Agricultural	441,792	335,670	343,717	40,352	1,161,531
CRE investment	120,674	789,093	206,789	25,695	1,142,251
Construction & land development	44,467	169,343	80,015	16,285	310,110
Residential construction *	31,777	7,832	766	35,351	75,726
Residential first mortgage	25,996	268,442	178,786	693,885	1,167,109
Residential junior mortgage	14,709	18,878	36,548	130,749	200,884
Retail & other	30,799	12,637	8,319	3,973	55,728
Total loans	$1,240,335	$2,957,050	$1,171,866	$984,691	$6,353,942
Percent by maturity distribution	20%	47%	18%	15%	100%
Fixed rate loans:
Commercial & industrial	$71,870	$588,119	$65,098	$3,299	$728,386
Owner-occupied CRE	76,534	628,114	96,974	955	802,577
Agricultural	244,497	320,876	314,518	28,713	908,604
CRE investment	80,838	734,050	116,559	139	931,586
Construction & land development	30,072	157,870	48,458	6,547	242,947
Residential construction *	15,212	7,606	610	6,467	29,895
Residential first mortgage	23,735	259,881	138,284	276,629	698,529
Residential junior mortgage	1,214	9,368	6,058	302	16,942
Retail & other	3,051	12,526	7,521	3,295	26,393
Total fixed rate loans	$547,023	$2,718,410	$794,080	$326,346	$4,385,859
Floating rate loans:
Commercial & industrial	$372,306	$103,245	$72,725	$7,347	$555,623
Owner-occupied CRE	9,411	35,677	82,129	26,800	154,017
Agricultural	197,295	14,794	29,199	11,639	252,927
CRE investment	39,836	55,043	90,230	25,556	210,665
Construction & land development	14,395	11,473	31,557	9,738	67,163
Residential construction *	16,565	226	156	28,884	45,831
Residential first mortgage	2,261	8,561	40,502	417,256	468,580
Residential junior mortgage	13,495	9,510	30,490	130,447	183,942
Retail & other	27,748	111	798	678	29,335
Total floating rate loans	$693,312	$238,640	$377,786	$658,345	$1,968,083
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
At December 31, 2023, the ACL-Loans was $64 million (representing 1.00% of period end loans) compared to $62 million (representing 1.00% of period end loans) at December 31, 2022. The increase in the ACL-Loans during 2023 was due to solid organic loan growth, while the increase in the ACL-Loans during 2022 was largely due to the acquisition of Charter, which added $8 million of provision for the Day 2 allowance and $2 million related to purchased credit deteriorated loans. Net charge-offs (0.01% of average loans) remain negligible. The components of the ACL-Loans are detailed further in Tables 8 and 9 below.

Table 8: Allowance for Credit Losses - Loans

(in thousands)	Years Ended December 31,
	2023	2022	2021
Allowance for credit losses - loans:
Beginning balance	$61,829	$49,672	$32,173
ACL on PCD loans acquired	—	1,937	5,159
Net charge-offs:
Commercial & industrial	80	(86)	50
Owner-occupied CRE	(526)	(555)	—
Agricultural	(63)	—	(48)
CRE investment	—	169	(2)
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	(2)	(57)	(93)
Residential junior mortgage	(95)	1	4
Retail & other	(263)	(202)	(71)
Total net charge-offs	(869)	(730)	(160)
Provision for credit losses	2,650	10,950	12,500
Ending balance of ACL-Loans	$63,610	$61,829	$49,672
Ratio of net charge-offs to average loans by loan composition
Commercial & industrial	(0.01)%	0.01%	(0.01)%
Owner-occupied CRE	0.05%	0.06%	—%
Agricultural	0.01%	—%	0.02%
CRE investment	—%	(0.02)%	—%
Construction & land development	—%	—%	—%
Residential construction	—%	—%	—%
Residential first mortgage	—%	0.01%	0.02%
Residential junior mortgage	0.05%	—%	—%
Retail & other	0.48%	0.38%	0.18%
Total net charge-offs to average loans	0.01%	0.01%	0.01%
The allocation of the ACL-Loans by loan category for each of the past three years is shown in Table 9. The largest portions of the ACL-Loans were allocated to commercial & industrial loans, agricultural, and CRE investment loans, representing 24% , 20%, and 20%, respectively, of the ACL-Loans at December 31, 2023. In comparison, the largest portions of the ACL-Loans were allocated to commercial & industrial loans and CRE investment loans, representing 26% and 21%, respectively, of the ACL-Loans at December 31, 2022. This change in allocated ACL-Loans was attributable to the change in loan portfolio composition, as well as changes in current and forecasted risk trends within loan categories.
Table 9: Allocation of the Allowance for Credit Losses - Loans

	December 31, 2023			December 31, 2022			December 31, 2021
(in thousands)	Allocated Allowance	% of Loan Portfolio	ACL Category as a % of Total ACL	Allocated Allowance	% of Loan Portfolio	ACL Category as a % of Total ACL	Allocated Allowance	% of Loan Portfolio	ACL Category as a % of Total ACL
Commercial & industrial	$15,225	20%	24%	$16,350	21%	26%	$12,613	23%	25%
Owner-occupied CRE	9,082	15%	14%	9,138	15%	15%	7,222	17%	14%
Agricultural	12,629	18%	20%	9,762	18%	16%	9,547	17%	19%
CRE investment	12,693	18%	20%	12,744	19%	21%	8,462	18%	17%
Construction & land development	2,440	5%	4%	2,572	5%	4%	1,812	5%	4%
Residential construction	916	1%	—%	1,412	2%	2%	900	1%	2%
Residential first mortgage	7,320	19%	12%	6,976	16%	11%	6,844	15%	14%
Residential junior mortgage	2,098	3%	4%	1,846	3%	3%	1,340	3%	3%
Retail & other	1,207	1%	2%	1,029	1%	2%	932	1%	2%
Total ACL-Loans	$63,610	100%	100%	$61,829	100%	100%	$49,672	100%	100%
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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned. At December 31, 2023, nonperforming assets were $28 million and represented 0.33% of total assets, compared to $40 million or 0.46% of total assets at December 31, 2022. The reduction in nonperforming assets between the years was mostly due to the sale of specific nonaccrual loans.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $68 million and $53 million at December 31, 2023 and 2022, respectively, with the increase primarily due to the downgrade of one commercial credit relationship. Potential problem loans require heightened management review given the pace at which a credit may deteriorate, the potential duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.
Table 10: Nonperforming Assets

(in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Nonperforming loans:
Commercial & industrial	$4,046	$3,328	$1,908
Owner-occupied CRE	4,399	5,647	4,220
Agricultural	12,185	20,416	28,367
CRE investment	1,453	3,832	4,119
Construction & land development	161	771	1,071
Residential construction	—	—	—
Residential first mortgage	4,059	3,780	4,132
Residential junior mortgage	150	224	243
Retail & other	172	82	94
Total nonaccrual loans	26,625	38,080	44,154
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$26,625	$38,080	$44,154
OREO:
Commercial real estate owned	$305	$628	$1,549
Residential real estate owned	154	—	99
Bank property real estate owned	808	1,347	10,307
Total OREO	1,267	1,975	11,955
Total nonperforming assets (NPAs)	$27,892	$40,055	$56,109
Performing troubled debt restructurings	$—	$—	$5,443
Ratios:
Nonperforming loans to total loans	0.42%	0.62%	0.96%
NPAs to total loans plus OREO	0.44%	0.65%	1.21%
NPAs to total assets	0.33%	0.46%	0.73%
ACL-Loans to nonperforming loans	239%	162%	112%
ACL-Loans to total loans	1.00%	1.00%	1.07%
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
At December 31, 2023, the investment securities portfolio totaled $803 million (representing 9% of total assets), all classified as securities AFS, compared to investment securities of $1.6 billion (representing 18% of total assets) at December 31, 2022, comprised of $918 million securities AFS and $679 million securities HTM. The primary change in the investment securities portfolio during 2023 was related to the first quarter sale of $500 million (par value) U.S. Treasury HTM securities for a pre-tax loss of $38 million or an after-tax loss of $28 million to reposition the balance sheet for future growth. As a result of the sale of securities previously classified as HTM, the remaining unsold portfolio of HTM securities (with a book value of $177 million) was reclassified to AFS (with a carrying value of approximately $157 million). The unrealized loss on this portfolio of $20 million (at the time of reclassification) increased the balance of accumulated other comprehensive loss $15 million, net of the deferred tax effect, and is subject to future market changes with the rest of the AFS portfolio. The fair value of the total securities AFS portfolio was an unrealized loss of $73 million at December 31, 2023, a slight improvement from the unrealized loss of $79 million at December 31, 2022.
Nicolet also had other investments of $58 million and $65 million at December 31, 2023 and 2022, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (“FHLB”) (required as members of the Federal Reserve Bank System and the FHLB System), equity securities with readily determinable fair values, and to a lesser degree equity investments in other private companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus not liquid, have no ready market or quoted market value, and are carried at cost. The private company equity investments have no quoted market prices, and are carried at cost less impairment charges, if any. The other investments are evaluated periodically for impairment, considering financial condition and other available relevant information.
Table 11: Investment Securities Portfolio Maturity Distribution (1)

Securities AFS at December 31, 2023	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- backed Securities		Total Amortized Cost		Total Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury securities	$—	—%	$—	—%	$15,988	2.6%	$—	—%	$—	—%	$15,988	2.6%	$14,123
U.S. government agency securities	11	3.0%	1,458	4.3%	5,589	9.5%	372	9.3%	—	—%	7,430	8.4%	7,384
State, county and municipals	38,080	2.3%	106,045	2.4%	121,026	2.6%	95,345	3.7%	—	—%	360,496	2.8%	334,822
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	388,378	2.8%	388,378	2.8%	352,622
Corporate debt securities	17,041	3.6%	9,889	4.1%	66,256	4.5%	9,709	5.9%	—	—%	102,895	4.4%	93,622
Total amortized cost	$55,132	2.8%	$117,392	2.6%	$208,859	3.4%	$105,426	4.0%	$388,378	2.8%	$875,187	2.5%	$802,573
Total fair value	$54,675		$109,079		$186,493		$99,704		$352,622				$802,573
	7%		14%		23%		12%		44%				100%
(1) The yield on tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% adjusted for the disallowance of interest expense.
Deposits
Deposits represent Nicolet’s largest source of liquidity, which provide a stable and lower-cost funding source. Deposits levels may be impacted by competition with other bank and nonbank institutions, as well as with a number of non-deposit investment alternatives available to depositors, such as mutual funds, money market funds, annuities, and other brokerage investment products. Deposit challenges include competitive deposit product features, price changes on deposit products given movements in the interest rate environment and other competitive pricing pressures, and customer preferences regarding higher rate deposit products or non-deposit investment alternatives. Additional disclosures on deposits are included in Note 8, “Deposits,” in the Notes to Consolidated Financial Statements, under Part II, Item 8. See Table 2 for information on average deposit balances and deposit rates.

Table 12: Period End Deposit Composition

(in thousands)	December 31, 2023		December 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,958,709	27%	$2,361,816	33%	$1,975,705	31%
Interest-bearing demand	1,055,520	15%	1,279,850	18%	1,272,858	20%
Money market	1,891,287	26%	1,707,619	24%	1,561,966	24%
Savings	768,401	11%	931,417	13%	803,197	12%
Time	1,523,883	21%	898,219	12%	852,190	13%
Total deposits	$7,197,800	100%	$7,178,921	100%	$6,465,916	100%
Brokered transaction accounts	$166,861	2%	$252,829	3%	$234,306	4%
Brokered time deposits	448,582	6%	339,066	5%	209,857	3%
Total brokered deposits	$615,443	8%	$591,895	8%	$444,163	7%
Customer transaction accounts	$5,507,056	77%	$6,027,873	84%	$5,379,420	83%
Customer time deposits	1,075,301	15%	559,153	8%	642,333	10%
Total customer deposits (core)	$6,582,357	92%	$6,587,026	92%	$6,021,753	93%
Total deposits were $7.2 billion at December 31, 2023, up slightly ($19 million) over year-end 2022, and included a shift to higher rate deposit products (mostly to money market and time deposits).
On average, deposits grew $474 million (7%) between 2023 and 2022 (as detailed in Table 2), primarily due to the timing of the Charter acquisition (in August 2022) and brokered funding to support loan growth. Average customer deposits (core) increased $349 million (6%), while average brokered deposits increased $124 million (25%) over the prior year.
At December 31, 2023, Nicolet had $310 million of time deposits that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. The following table provides information on the maturity distribution of those time deposits, including the portion of those time deposits in excess of the FDIC insurance limits (over $250,000) as of December 31, 2023.
Table 13: Maturity Distribution of Uninsured Time Deposits

(in thousands)	Time Deposits Over FDIC Insurance Limits	Portion of Time Deposits in Excess of FDIC Insurance Limits
3 months or less	$134,638	$77,638
Over 3 months through 6 months	85,408	49,908
Over 6 months through 12 months	85,939	43,188
Over 12 months	3,914	664
Total	$309,899	$171,398
Estimated total uninsured deposits were $2.1 billion (representing 29% of total deposits) and $2.3 billion (representing 32% of total deposits) as of December 31, 2023 and 2022, respectively.
Other Funding Sources
Other funding sources include short-term and long-term borrowings. Short-term borrowings (with an original contractual maturity of one year or less) generally may consist of short-term FHLB advances, customer repurchase agreements or federal funds purchased. Long-term borrowings (with an original contractual maturity of over one year) include FHLB advances, junior subordinated debentures, and subordinated notes. The interest on all long-term borrowings is current.
Short-term borrowings were $317 million (all in FHLB advances) at December 31, 2022, compared to none at December 31, 2023. Long-term borrowings were $167 million and $225 million at December 31, 2023 and 2022, respectively. See Note 9, “Short and Long-Term Borrowings,” of the Notes to Consolidated Financial Statements under Part II, Item 8 for additional disclosures and see section “Liquidity Management,” for information on available funding sources at December 31, 2023.
RISK MANAGEMENT AND CAPITAL
Liquidity Management
Liquidity management refers to the ability to ensure that adequate liquid funds are available to meet the current and future cash flow obligations arising in the daily operations of the Company. These cash flow obligations include the ability to meet the commitments to borrowers for extensions of credit, accommodate deposit cycles and trends, fund capital expenditures, pay dividends to stockholders (if any), and satisfy other operating expenses. The Company’s most liquid assets are cash and due from banks and interest-earning deposits, which totaled $491 million and $155 million at December 31, 2023 and 2022, respectively. Balances of these liquid assets are dependent on our operating, investing, and financing activities during any given period.
The $337 million increase in cash and cash equivalents since year-end 2022 included $108 million net cash provided by operating activities (mostly earnings) and $591 million net cash provided by investing activities (mostly investment sales from the balance sheet repositioning), partially offset by $363 million net cash used in financing activities (mostly repayment of FHLB advances from the balance sheet repositioning). As of December 31, 2023, management believed that adequate liquidity existed to meet all projected cash flow obligations.
Nicolet’s primary sources of funds include the core deposit base, repayment and maturity of loans, investment securities calls, maturities, and sales, and procurement of brokered deposits or other wholesale funding. At December 31, 2023, approximately 45% of the investment securities portfolio was pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Liquidity sources available to the Company at December 31, 2023, are presented in Table 14 below.
Table 14: Liquidity Sources

(in millions)	December 31, 2023
FHLB Borrowing Availability (1)	$610
Fed Funds Lines	195
Fed Discount Window	11
Immediate Funding Availability	816
Brokered Capacity	1,184
Guaranteed portion of SBA loans	88
Other funding sources	154
Short-Term Funding Availability (2)	1,426
Total Contingent Funding Availability	$2,242
(1) Excludes outstanding FHLB borrowings of $5 million at December 31, 2023.
(2) Short-term funding availability defined as funding that could be secured between 2 and 30 days.
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, debt service requirements and, when opportune, for common stock repurchases or investment in other strategic actions such as mergers or acquisitions. At December 31, 2023, the Parent Company had $88 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds, as more fully described in “Business—Regulation of the Bank – Payment of Dividends” and in Note 17, “Regulatory Capital Requirements,” in the Notes to the Consolidated Financial Statements under Part II, Item 8. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.
Interest Rate Sensitivity Management and Impact of Inflation
A reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield, is highly important to Nicolet’s business success and profitability. As an ongoing part of its financial strategy and risk management, Nicolet attempts to understand and manage the impact of fluctuations in market interest rates on its net interest income. The consolidated balance sheet consists mainly of interest-earning assets (loans, investments, and cash) which are primarily funded by interest-bearing liabilities (deposits and other borrowings). Such financial instruments have varying levels of sensitivity to changes in market rates of interest. Market rates are highly sensitive to many factors beyond our control, including but not limited to general economic conditions and policies of governmental and regulatory authorities. Our operating income and net income depends, to a substantial extent, on “rate spread” (i.e., the difference between the income earned on loans, investments and other earning assets and the interest expense paid to obtain deposits and other funding liabilities).
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
Among other scenarios, Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned above and reflect the changed interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at December 31, 2023 and 2022, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 15 below. The results were within Nicolet’s guidelines of not greater than -10% for +/- 100 bps and not greater than -15% for +/- 200 bps.
Table 15: Interest Rate Sensitivity

	December 31, 2023	December 31, 2022
200 bps decrease in interest rates	(1.1)%	(0.7)%
100 bps decrease in interest rates	(0.6)%	(0.4)%
100 bps increase in interest rates	0.6%	—%
200 bps increase in interest rates	1.2%	0.1%
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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At December 31, 2023, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in strategic growth. For a discussion of the regulatory restrictions applicable to the Company and the Bank, see section “Business-Regulation of Nicolet” and “Business-Regulation of the Bank,” included within Part I, Item 1. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in Table 16.

Table 16: Capital

($ in thousands)	December 31, 2023	December 31, 2022
Company Stock Repurchases: *
Common stock repurchased during the year (dollars)	$1,519	$61,464
Common stock repurchased during the year (shares)	26,853	793,064
Company Risk-Based Capital:
Total risk-based capital	$930,804	$889,763
Tier 1 risk-based capital	750,811	684,280
Common equity Tier 1 capital	712,040	646,341
Total capital ratio	13.0%	12.3%
Tier 1 capital ratio	10.5%	9.5%
Common equity tier 1 capital ratio	9.9%	9.0%
Tier 1 leverage ratio	9.2%	8.2%
Bank Risk-Based Capital:
Total risk-based capital	$827,341	$816,951
Tier 1 risk-based capital	768,726	764,090
Common equity Tier 1 capital	768,726	764,090
Total capital ratio	11.5%	11.3%
Tier 1 capital ratio	10.7%	10.6%
Common equity tier 1 capital ratio	10.7%	10.6%
Tier 1 leverage ratio	9.4%	9.1%
* Reflects only the common stock repurchased under board of director authorizations.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities, dividends, or repayment of equity-equivalent debt) in light of strategic plans. Through an ongoing repurchase program, the Board has authorized the repurchase of Nicolet’s common stock as an alternative use of capital. At December 31, 2023, there remained $46 million authorized under this repurchase program, as modified, to be utilized from time to time to repurchase shares in the open market, through block transactions or in private transactions.
Off-Balance Sheet Arrangements, Lending-Related Commitments and Contractual Obligations
Nicolet is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2023, interest rate lock commitments to originate residential mortgage loans held for sale of $13 million (included in the commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale of $13 million are considered derivative instruments. Further information and discussion of these commitments is included in Note 14, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, under Part II, Item 8.
The table below outlines the principal amounts and timing of Nicolet’s contractual obligations. The amounts presented below exclude amounts due for interest, if applicable, and include any unamortized premiums / discounts or other similar carrying value adjustments. As of December 31, 2023, Nicolet had the following contractual obligations. Further discussion of the nature of each obligation is included in the referenced note of the Notes to Consolidated Financial Statements, under Part II, Item 8.
Table 17: Contractual Obligations

(in thousands)	Note	Maturity by Years
	Reference	Total	1 or less	1-3	3-5	Over 5
Time deposits	8	$1,523,883	$1,171,328	$330,901	$21,544	$110
Long-term borrowings	9	166,930	—	5,000	—	161,930
Operating leases	5	11,641	2,486	4,170	3,143	1,842
Total long-term contractual obligations		$1,702,454	$1,173,814	$340,071	$24,687	$163,882
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
The allowance methodology applied by Nicolet is designed to assess the appropriateness of the ACL-Loans and includes allocations for individually evaluated credit-deteriorated loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative and environmental factors. The methodology includes evaluation and consideration of several factors, including but not limited to: management’s ongoing review and grading of the loan portfolio, evaluation of facts and issues related to specific loans, consideration of historical loan loss and delinquency experience on each portfolio segment, trends in past due and nonaccrual loans, the risk characteristics of specific loans or various loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, the fair value of underlying collateral, existing economic conditions, and other qualitative and quantitative factors which could affect expected credit losses. In addition, the model considers reasonable and supportable economic forecasts to assess the collectability of future cash flows. While management uses the best information available to make its evaluation, future adjustments to the ACL-Loans may be necessary if there are significant changes in economic conditions (both current and forecast) or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ACL-Loans is made for analytical purposes and is not necessarily indicative of the trend of future credit losses in any particular loan category. The ACL-Loans is available to absorb losses from any segment of the loan portfolio. Management believes the ACL-Loans is appropriate at December 31, 2023. The allowance analysis is reviewed by the board of directors on a quarterly basis in compliance with regulatory requirements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For additional disclosure, see section, “Interest Rate Sensitivity Management and Impact of Inflation,” within Management’s Discussion and Analysis of Financial Condition and Results of Operation under Part II, Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NICOLET BANKSHARES, INC. Consolidated Balance Sheets
(In thousands, except share and per share data)	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$129,898	$121,211
Interest-earning deposits	361,533	33,512
Cash and cash equivalents	491,431	154,723
Certificates of deposit in other banks	6,374	12,518
Securities available for sale (“AFS”), at fair value	802,573	917,618
Securities held to maturity (“HTM”), at amortized cost	—	679,128
Other investments	57,560	65,286
Loans held for sale	4,160	1,482
Loans	6,353,942	6,180,499
Allowance for credit losses - loans (“ACL-Loans”)	(63,610)	(61,829)
Loans, net	6,290,332	6,118,670
Premises and equipment, net	118,756	108,956
Bank owned life insurance (“BOLI”)	169,392	165,137
Goodwill and other intangibles, net	394,366	402,438
Accrued interest receivable and other assets	133,734	138,013
Total assets	$8,468,678	$8,763,969

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$1,958,709	$2,361,816
Interest-bearing deposits	5,239,091	4,817,105
Total deposits	7,197,800	7,178,921
Short-term borrowings	—	317,000
Long-term borrowings	166,930	225,342
Accrued interest payable and other liabilities	64,941	70,177
Total liabilities	7,429,671	7,791,440
Stockholders’ Equity:
Common stock	149	147
Additional paid-in capital	633,770	621,988
Retained earnings	458,261	407,864
Accumulated other comprehensive income (loss)	(53,173)	(57,470)
Total stockholders’ equity	1,039,007	972,529
Total liabilities and stockholders’ equity	$8,468,678	$8,763,969

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	14,894,209	14,690,614
Common shares issued	14,951,367	14,764,104

 See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Income	Years Ended December 31,
(In thousands, except share and per share data)	2023	2022	2021
Interest income:
Loans, including loan fees	$341,155	$243,680	$156,559
Investment securities:
Taxable	18,182	21,383	9,934
Tax-exempt	6,031	4,418	2,157
Other interest income	17,494	4,437	2,909
Total interest income	382,862	273,918	171,559
Interest expense:
Deposits	125,824	21,752	10,448
Short-term borrowings	4,794	3,246	1
Long-term borrowings	10,728	8,959	3,155
Total interest expense	141,346	33,957	13,604
Net interest income	241,516	239,961	157,955
Provision for credit losses	4,990	11,500	14,900
Net interest income after provision for credit losses	236,526	228,461	143,055
Noninterest income:
Wealth management fee income	23,747	20,870	19,917
Mortgage income, net	7,164	8,497	22,155
Service charges on deposit accounts	5,976	6,104	5,023
Card interchange income	12,991	11,643	9,163
BOLI income	4,524	3,818	2,380
Deferred compensation plan asset market valuations	1,937	(2,040)	609
LSR income, net	4,425	(1,366)	—
Asset gains (losses), net	(32,808)	3,130	4,181
Other income	8,016	7,264	3,936
Total noninterest income	35,972	57,920	67,364
Noninterest expense:
Personnel	99,109	88,713	70,618
Occupancy, equipment and office	36,222	29,722	21,058
Business development and marketing	7,790	8,472	5,403
Data processing	19,892	14,518	11,990
Intangibles amortization	8,072	6,616	3,494
FDIC assessments	3,999	1,920	2,035
Merger-related expense	189	1,664	5,651
Other expense	10,593	9,019	9,048
Total noninterest expense	185,866	160,644	129,297
Income before income tax expense	86,632	125,737	81,122
Income tax expense	25,116	31,477	20,470
Net income	$61,516	$94,260	$60,652
Earnings per common share:
Basic	$4.17	$6.78	$5.65
Diluted	$4.08	$6.56	$5.44
Weighted average common shares outstanding:
Basic	14,742,675	13,909,299	10,735,605
Diluted	15,070,579	14,374,931	11,144,866

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Comprehensive Income	Years Ended December 31,
(In thousands)	2023	2022	2021
Net income	$61,516	$94,260	$60,652
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	23,233	(83,219)	(13,495)
Net realized (gains) losses included in income	3,313	244	283
Reclassification adjustment for securities transferred from held to maturity to available for sale	(20,434)	—	—
Income tax (expense) benefit	(1,815)	22,403	3,567
Total other comprehensive income (loss), net of tax	4,297	(60,572)	(9,645)
Comprehensive income (loss)	$65,813	$33,688	$51,007

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2020	$100	$273,390	$252,952	$12,747	$539,189
Comprehensive income:
Net income	—	—	60,652	—	60,652
Other comprehensive income (loss)	—	—	—	(9,645)	(9,645)
Stock-based compensation expense	—	7,307	—	—	7,307
Exercise of stock options, net	1	1,836	—	—	1,837
Issuance of common stock in County acquisition, net of capitalized issuance costs of $397	24	175,131	—	—	175,155
Issuance of common stock in Mackinac acquisition, net of capitalized issuance costs of $392	23	179,411	—	—	179,434
Issuance of common stock	—	545	—	—	545
Purchase and retirement of common stock	(8)	(62,575)	—	—	(62,583)
Balances at December 31, 2021	$140	$575,045	$313,604	$3,102	$891,891
Comprehensive income:
Net income	—	—	94,260	—	94,260
Other comprehensive income (loss)	—	—	—	(60,572)	(60,572)
Stock-based compensation expense	—	7,016	—	—	7,016
Exercise of stock options, net	1	2,530	—	—	2,531
Issuance of common stock in Charter acquisition	13	98,136	—	—	98,149
Issuance of common stock	—	751	—	—	751
Purchase and retirement of common stock	(7)	(61,490)	—	—	(61,497)
Balances at December 31, 2022	$147	$621,988	$407,864	$(57,470)	$972,529
Comprehensive income:
Net income	—	—	61,516	—	61,516
Other comprehensive income (loss)	—	—	—	4,297	4,297
Stock-based compensation expense	—	6,438	—	—	6,438
Cash dividends on common stock, $0.75 per share	—	—	(11,119)	—	(11,119)
Exercise of stock options, net	3	6,020	—	—	6,023
Issuance of common stock	—	844	—	—	844
Purchase and retirement of common stock	(1)	(1,520)	—	—	(1,521)
Balances at December 31, 2023	$149	$633,770	$458,261	$(53,173)	$1,039,007

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Cash Flows	Years Ended December 31,
(In thousands)	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$61,516	$94,260	$60,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	18,403	21,930	13,857
Provision for credit losses	4,990	11,500	14,900
Provision for deferred taxes	3,027	(12,907)	6,332
Increase in cash surrender value of life insurance	(4,411)	(3,701)	(2,380)
Stock-based compensation expense	6,438	7,016	7,307
Assets (gains) losses, net	32,808	(3,130)	(4,181)
Gain on sale of loans held for sale, net	(4,546)	(4,888)	(20,468)
Proceeds from sale of loans held for sale	147,906	208,296	650,573
Origination of loans held for sale	(147,578)	(200,770)	(619,431)
Net change in accrued interest receivable and other assets	(5,343)	73	(10,531)
Net change in accrued interest payable and other liabilities	(5,236)	(283)	1,024
Net cash provided by (used in) operating activities	107,974	117,396	97,654
Cash Flows From Investing Activities:
Net (increase) decrease in certificates of deposit in other banks	6,144	9,411	10,968
Purchases of securities AFS	(59,734)	(8,623)	(299,746)
Purchases of securities HTM	—	(56,479)	(569,910)
Proceeds from sales of securities AFS	65,749	28,438	42,973
Proceeds from sales of securities HTM	460,051	—	—
Proceeds from calls, paydowns, and maturities of securities AFS	285,407	104,063	167,024
Proceeds from calls, paydowns, and maturities of securities HTM	2,915	28,306	—
Net (increase) decrease in loans	(168,801)	(731,904)	(76,427)
Purchases of other investments	(13,465)	(24,999)	(13,432)
Proceeds from sales of other investments	18,941	13,138	10,203
Net (increase) decrease in premises and equipment	(18,202)	(12,234)	(12,791)
Net (increase) decrease in other real estate	12,151	13,150	2,743
Proceeds from redemption of BOLI	306	1,757	—
Net cash (paid) received in branch sale	—	147,833	—
Net cash (paid) received in business combination	—	(28,221)	367,797
Net cash provided by (used in) investing activities	591,462	(516,364)	(370,598)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	19,045	(147,520)	210,375
Net increase (decrease) in short-term borrowings	(317,000)	184,134	—
Proceeds from long-term borrowings	—	—	103,953
Repayments of long-term borrowings	(59,000)	(20,000)	(187,961)
Capitalized issuance costs, net	—	—	(789)
Purchase and retirement of common stock	(1,521)	(61,497)	(62,583)
Cash dividends paid on common stock	(11,119)	—	—
Proceeds from issuance of common stock, net	6,867	3,282	2,382
Net cash provided by (used in) financing activities	(362,728)	(41,601)	65,377
Net increase (decrease) in cash and cash equivalents	336,708	(440,569)	(207,567)
Beginning cash and cash equivalents	154,723	595,292	802,859
Ending cash and cash equivalents *	$491,431	$154,723	$595,292
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$138,012	$37,433	$10,882
Cash paid for taxes	23,015	33,560	24,341
Transfer of securities from HTM to AFS	178,391	—	—
Transfer of loans and bank premises to other real estate owned	985	612	8,177
Capitalized mortgage servicing rights	1,540	2,327	—
Acquisitions:
Fair value of assets acquired	$—	$1,121,000	$2,968,000
Fair value of liabilities assumed	—	1,034,000	2,666,000
Net assets acquired	$—	$87,000	$302,000
Common stock issued in acquisitions	$—	$98,149	$355,378
* Cash and cash equivalents at both December 31, 2023 and December 31, 2022 did not include any restricted cash. At December 31, 2021, cash and cash equivalents included restricted cash of $1.9 million pledged as collateral on interest rate swaps and no reserve balance was required with the Federal Reserve.
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

At December 31, 2023, the Company had three wholly owned subsidiaries, the Bank, Nicolet Advisory Services, LLC (“Nicolet Advisory”), and Nicolet Insurance Services, LLC (“Nicolet Insurance”). The consolidated income of the Company is derived principally from the Bank, which conducts lending (primarily commercial and agricultural-based loans, as well as residential and consumer loans) and deposit gathering (including other banking- and deposit-related products and services, such as ATMs, safe deposit boxes, check cashing, wires, and debit cards) to businesses, consumers and governmental units principally in its trade area of Wisconsin, Michigan and Minnesota, trust services, brokerage services (delivered through the Bank and Nicolet Advisory), and the support to deliver, fund and manage all such banking and wealth management services to its customer base.

At December 31, 2023, the Bank wholly owns an investment subsidiary based in Nevada, a subsidiary that provides a web-based investment management platform for financial advisor trades and related activity, and an entity that owns the building in which Nicolet is headquartered, Nicolet Joint Ventures, LLC (the “JV”). Nicolet Advisory is a registered investment advisor subsidiary that provides brokerage and investment advisory services to customers. Nicolet Insurance, acquired in 2021, was formed to facilitate the delivery of a crop insurance product associated with Nicolet’s agricultural lending.

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

Use of Estimates: In preparing the accompanying consolidated financial statements in conformity with U.S. GAAP, the Company’s management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the disclosures provided. Actual results may differ from these estimates. Material estimates that are particularly susceptible to significant change in the near-term include the fair value of securities available for sale, the determination of the allowance for credit losses, acquisitions accounting, goodwill, and income taxes.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

Securities Available for Sale: Securities are classified as AFS on the consolidated balance sheets at the time of purchase and include those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as AFS would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities classified as AFS are carried at fair value, with unrealized gains or losses, net of related deferred income taxes, reported as increases or decreases in accumulated other comprehensive income (loss). Realized gains or losses on sales of securities AFS (using the specific identification method) are included in the consolidated statements of income under asset gains (losses), net. Premiums and discounts are amortized or accreted into interest income over the estimated life of the related securities using the effective interest method.

Management evaluates securities AFS in unrealized loss positions on a quarterly basis to determine whether the decline in fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. In making this evaluation, management considers the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Any impairment that is not credit-related is recognized in other comprehensive income (loss), net of related deferred income taxes. Credit-related impairment is recognized as an allowance for credit losses (“ACL”) on the balance sheet based on the amount by which the amortized cost basis exceeds the fair value, with a corresponding charge to net income. Both the ACL and charge to net income may be reversed if conditions change. However, if the Company intends to sell an impaired AFS security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment must be recognized in net income with a corresponding adjustment to the security’s amortized cost basis rather than through the establishment of an ACL.

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

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value as determined on an aggregate basis and generally consist of current production of certain fixed-rate residential first lien mortgages. The amount by which cost exceeds fair value is recorded as a valuation allowance and charged to earnings. Changes, if any, in the valuation allowance are included in earnings in the period in which the change occurs. As of December 31, 2023 and 2022, no valuation allowance was necessary. Loans held for sale may be sold servicing retained or servicing released, and are generally sold without recourse. The carrying value of mortgage loans sold with servicing retained is reduced by the amount allocated to the servicing right at the time of sale. Gains and losses on sales of mortgage loans held for sale are included in earnings in mortgage income, net.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

Interest income is accrued on the unpaid principal balance using the simple interest method. The accrual of interest income on loans is discontinued when, in the opinion of management, there is reasonable doubt as to the borrower’s ability to meet payment of interest or principal when due. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal, though may be placed in such status earlier based on the circumstances. Loans past due 90 days or more may continue on accrual only when they are well secured and / or in process of collection or renewal. When interest accrual is discontinued, all previously accrued but uncollected interest is reversed against current period interest income. Except in very limited circumstances, cash collections on nonaccrual loans are credited to the loan receivable balance and no interest income is recognized on those loans until the principal balance is paid in full. Accrual of interest may be resumed when the customer is current on all principal and interest payments and has been paying on a timely basis for a sustained period of time.

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

Agricultural loans consist of loans secured by farmland and the related farming operations, primarily within the dairy industry. These loans support short-term needs (planting crops or buying feed), as well as longer term needs (fund cattle, equipment or real estate purchases and improvements) of our agricultural customers. The credit risk related to agricultural loans is largely influenced by the agricultural economy, including market prices for the cost of feed and the price of milk, and / or the underlying value of the farmland. Credit risk is managed by employing sound underwriting guidelines, regular personal contact with our agricultural customers, formally reviewing the borrower’s financial condition on an ongoing basis, and generally require a guarantee (in full or part) from the primary business owners. Agricultural bankers utilize FSA programs, where appropriate, as Nicolet is a preferred FSA lender.

The CRE investment loan classification primarily includes commercial-based mortgage loans that are secured by non-owner occupied, nonfarm / nonresidential real estate properties, and multi-family residential properties. Lending in this segment is focused on loans that are secured by commercial income-producing properties as opposed to speculative real estate development. The credit risk related to CRE investment loans is influenced by the cash flows of the properties, including vacancy experience, credit capacity of the tenants occupying the real estate, and general economic conditions, all of which may impact the borrower’s operations or the value of underlying collateral. Credit risk is managed by employing sound underwriting guidelines, lending primarily to borrowers in local markets, periodically evaluating the underlying collateral, regularly reviewing the borrower’s financial condition, and generally require a guarantee (in full or part) from the principals.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

Credit-Related Financial Instruments: In the ordinary course of business, the Company has entered into financial instruments consisting of commitments to extend credit, financial standby letters of credit, and performance standby letters of credit. Financial standby letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while performance standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Such financial instruments are recorded in the consolidated financial statements when they are funded.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

Mortgage Servicing Rights (“MSRs”):  The Company sells originated residential mortgages into the secondary market and retains the right to service the loans sold. A mortgage servicing right asset (liability) is capitalized upon sale of such loans with the offsetting effect recorded as a gain (loss) on sale of loans in earnings (included in mortgage income, net), representing the then-current estimated fair value of future net cash flows expected to be realized for performing the servicing activities.  MSRs when purchased (including MSRs purchased in acquisitions) are initially recorded at their then-estimated fair value.  As the Company has not elected to measure any class of servicing assets under the fair value method, the Company utilizes the amortization method.  MSRs are amortized in proportion to and over the period of estimated net servicing income, with the amortization charged to earnings (included in mortgage income, net). MSRs are carried at the lower of initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other assets in the consolidated balance sheets.  Mortgage loan servicing fee income is typically based on a contractual percentage of the outstanding principal and is recorded as income when earned (included in mortgage income, net with less material late fees and ancillary fees related to loan servicing).

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

interest rates and loan payoff activity) is recognized as a write-down of the MSRs and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings.  A direct write-down permanently reduces the carrying value of the MSRs and valuation allowance, precluding subsequent recoveries.

Loan Servicing Rights (“LSRs”):  The Company acquired agricultural loan servicing rights in connection with its acquisition of County Bancorp, Inc. (“County”) on December 3, 2021. These LSRs were recorded at estimated fair value upon acquisition, and are subsequently accounted for utilizing the amortization method; thus, the LSRs are amortized in proportion to and over the period of estimated net servicing income, with the amortization charged to earnings. The LSRs are assessed for impairment at each reporting date based on estimated fair value. Impairment is determined by stratifying the rights into tranches based on predominant characteristics, such as interest rate, loan type, and investor type. A valuation allowance is established through a charge to earnings to the extent that estimated fair value is less than the carrying amount of the servicing assets for an individual tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment through either recovery or additions to the valuation allowance, with such changes reported as a component of loan servicing fees on the consolidated statements of income. Fair value in excess of the carrying amount of servicing assets is not recognized. The amortization of loan servicing rights is reflected net of loan servicing fee income.  Loan servicing fee income is based on a contractual percentage of the outstanding principal and is recorded as income when earned.

Bank-owned Life Insurance (“BOLI”): The Company owns BOLI on certain executives and employees. BOLI balances are recorded at their cash surrender values. Changes in the cash surrender values and death proceeds exceeding carrying values are included in BOLI income.

Partnership Investments: The Company has invested in certain tax-advantaged projects promoting renewable energy. These investments are designed to generate returns primarily through the realization of federal and state income tax credits and other tax benefits. Such investments are accounted for using the equity method where the Company owns less than fifty percent and has the ability to exercise significant influence over the partnership, while investments where the Company does not have the ability to exercise significant influence are accounted for at fair value less impairment (if any) or cost less impairment if the fair value is not readily determinable. The Company uses the hypothetical liquidation book value (“HLBV”) method for equity investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership interests. The HLBV method is commonly applied to equity investments in the renewable energy industry, where the economic benefits corresponding to an equity investment may vary at different points in time and / or are not directly linked to an investor’s ownership percentage. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if any equity investment entity were to liquidate all of its assets (as valued in accordance with U.S. GAAP) and distribute that cash to the investors based on the contractually defined liquidation priorities. The balance of these investments was not material at either December 31, 2023 or December 31, 2022, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

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

The Company may also recognize a liability for unrecognized tax benefits from uncertainty in income tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. At December 31, 2023, the Company determined it had no significant uncertainty in income tax positions. Interest and penalties related to unrecognized tax benefits are classified as income tax expense.

At December 31, 2023, the Company was not under examination by any taxing authority.

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

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities AFS, are reported in accumulated other comprehensive income (loss), as a separate component of the equity section of the balance sheet. Realized gains or losses are reclassified to current period income. Changes in these items, along with net income, are components of comprehensive income (loss). The Company presents comprehensive income in a separate consolidated statement of comprehensive income.

Revenue Recognition: Accounting principles (ASC 606, Revenue from Contracts with Customers) require that an entity recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The guidance includes a five-step model to apply to revenue recognition, consisting of the following: (1) identify the contract; (2) identify the performance obligation in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when or as the performance obligation is satisfied. ASC 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities, as well as certain noninterest income categories, such as gains or losses associated with mortgage servicing rights and income from BOLI. Descriptions of the Company’s primary revenue contracts within the scope of this revenue recognition guidance are discussed in detail below.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

performance obligation is completed and the fees are recognized as the service is provided (i.e., when the customer uses a debit or credit card).

Recent Accounting Pronouncements Adopted: In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures. This ASU eliminated the accounting guidance for TDRs by creditors and enhanced the disclosure requirements for loan modifications to borrowers experiencing financial difficulty. The ASU also requires public business entities to expand the vintage disclosures to include gross charge-offs by year of origination. The updated guidance is effective for fiscal years beginning after December 15, 2022. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements; however, it resulted in new disclosures. See Note 4 for the new disclosures.

In March 2020, the FASB issued ASU 2023-02, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. In December 2022, the FASB issued ASU ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which defers the sunset date of the original guidance from December 31, 2022 to December 31, 2024. The Company expects to utilize the reference rate reform transition guidance, as applicable, and does not expect such adoption to have a material impact on its consolidated financial statements or financial disclosures.

Future Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation table, as well as income taxes paid disaggregated by jurisdiction. These expanded disclosures will allow investors to better assess how an entity’s overall operations, including the related tax risks, tax planning, and operational opportunities, affect its income tax rate and prospects for future cash flows. The updated guidance is effective for annual periods beginning after December 15, 2024.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands segment disclosure requirements for public entities to include disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

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

Reclassifications: Certain amounts in the 2022 and 2021 consolidated financial statements have been reclassified to conform to the 2023 presentation.
NOTE 2. ACQUISITIONS
Completed Acquisitions:
Charter Bankshares, Inc. (“Charter”): On August 26, 2022, Nicolet completed its merger with Charter, pursuant to the Agreement and Plan of Merger dated March 29, 2022, at which time Charter merged with and into Nicolet, and Charter Bank, the wholly owned bank subsidiary of Charter, was merged with and into the Bank. In the merger, Nicolet issued approximately 1.26 million

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

shares of common stock for stock consideration of $98 million and cash consideration of $39 million, or a total purchase price of $137 million. With the Charter merger, Nicolet expanded into Western Wisconsin and Minnesota.

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

County Bancorp, Inc. (“County”): On December 3, 2021, Nicolet completed its merger with County, pursuant to the terms of the Agreement and Plan of Merger dated June 22, 2021, at which time County merged with and into Nicolet, and Investors Community Bank, the wholly owned bank subsidiary of County, was merged with and into the Bank. In the merger, Nicolet issued approximately 2.4 million shares of common stock for stock consideration of $176 million and cash consideration of $48 million, or a total purchase price of $224 million. With the County merger, Nicolet became the premier agriculture lender throughout Wisconsin.

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

Mackinac Financial Corporation (“Mackinac”): On September 3, 2021, Nicolet completed its merger with Mackinac, pursuant to the terms of the Agreement and Plan of Merger dated April 12, 2021, at which time Mackinac merged with and into Nicolet, and mBank, the wholly owned bank subsidiary of Mackinac, was merged with and into the Bank. In the merger, Nicolet issued approximately 2.3 million shares of common stock for stock consideration of $180 million and cash consideration of $49 million, for a total purchase price of $229 million. With the Mackinac merger, Nicolet expanded into Northern Michigan and the Upper Peninsula of Michigan, and added to Nicolet’s presence in upper northeastern Wisconsin.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

savings, opportunities to earn additional revenue, the impact of restructuring and merger-related expenses, or other factors that may result as a consequence of the mergers and, accordingly, does not attempt to predict or suggest future results.

Years Ended
(In thousands, except per share data)	December 31, 2021
Total revenue, net of interest expense	$320,307
Net income	$87,860
Diluted earnings per common share	$5.91
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
The amortized cost and fair value of securities available for sale and held to maturity are summarized as follows.

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$15,988	$—	$1,865	$14,123
U.S. government agency securities	7,430	—	46	7,384
State, county and municipals	360,496	651	26,325	334,822
Mortgage-backed securities	388,378	1,437	37,193	352,622
Corporate debt securities	102,895	26	9,299	93,622
Total securities AFS	$875,187	$2,114	$74,728	$802,573

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$192,116	$—	$8,286	$183,830
U.S. government agency securities	2,133	—	33	2,100
State, county and municipals	433,733	123	35,668	398,188
Mortgage-backed securities	227,650	10	26,728	200,932
Corporate debt securities	140,712	3	8,147	132,568
Total securities AFS	$996,344	$136	$78,862	$917,618
Securities HTM:
U.S. Treasury securities	$497,648	$—	$35,722	$461,926
U.S. government agency securities	8,744	46	—	8,790
State, county and municipals	34,874	—	3,349	31,525
Mortgage-backed securities	137,862	—	16,751	121,111
Total securities HTM	$679,128	$46	$55,822	$623,352

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

On March 7, 2023, Nicolet executed the sale of $500 million (par value) U.S. Treasury held to maturity securities for a pre-tax loss of $37.7 million or an after-tax loss of $28 million. Proceeds from the sale were used to reduce existing FHLB borrowings with the remainder held in investable cash. As a result of the sale of securities previously classified as held to maturity, the remaining unsold portfolio of held to maturity securities was reclassified to available for sale with a carrying value of approximately $157 million (at the time of reclassification). The unrealized loss on this portfolio of $20 million (at the time of reclassification) increased the balance of accumulated other comprehensive loss $15 million, net of the deferred tax effect, and is subject to future market changes.

Proceeds and realized gains / losses from the sale of securities AFS were as follows.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Securities AFS:
Gross gains	$268	$28	$5
Gross losses	(3,581)	(272)	(288)
Gains (losses) on sales of securities AFS, net	$(3,313)	$(244)	$(283)
Proceeds from sales of securities AFS *	$65,749	$28,438	$42,973
Securities HTM:
Gross gains	$—	$—	$—
Gross losses	(37,723)	—	—
Gains (losses) on sales of securities HTM, net	$(37,723)	$—	$—
Proceeds from sales of securities HTM	$460,051	$—	$—
* Includes proceeds of $21 million recognized on the sale of securities AFS upon acquisition of Charter in August 2022 for which no gain or loss was recognized in the income statement as the investment securities were marked to fair value through purchase accounting.

All mortgage-backed securities included in the securities portfolio were issued by U.S. government agencies and corporations. Securities with a fair value of $364 million and $883 million as of December 31, 2023 and 2022, respectively, were pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Accrued interest on securities totaled $5 million and $6 million at December 31, 2023 and 2022, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables present gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position.

	December 31, 2023
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$14,123	$1,865	$14,123	$1,865	1
U.S. government agency securities	4,621	31	1,793	15	6,414	46	10
State, county and municipals	29,336	330	257,916	25,995	287,252	26,325	528
Mortgage-backed securities	6	—	291,124	37,193	291,130	37,193	433
Corporate debt securities	—	—	85,265	9,299	85,265	9,299	59
Total	$33,963	$361	$650,221	$74,367	$684,184	$74,728	1,031

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

	December 31, 2022
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$448	$14	$183,382	$8,272	$183,830	$8,286	9
U.S. government agency securities	2,083	32	17	1	2,100	33	9
State, county and municipals	277,546	18,041	86,569	17,627	364,115	35,668	812
Mortgage-backed securities	102,108	11,320	95,614	15,408	197,722	26,728	376
Corporate debt securities	114,887	6,186	12,938	1,961	127,825	8,147	90
Total	$497,072	$35,593	$378,520	$43,269	$875,592	$78,862	1,296
Securities HTM:
U.S. Treasury securities	$—	$—	$461,926	$35,722	$461,926	$35,722	6
State, county and municipals	17,591	1,594	11,654	1,755	29,245	3,349	58
Mortgage-backed securities	68,108	8,029	53,003	8,722	121,111	16,751	106
Total	$85,699	$9,623	$526,583	$46,199	$612,282	$55,822	170
During first quarter 2023, the Company recognized provision expense of $2.3 million related to the expected credit loss on a bank subordinated debt investment (acquired in an acquisition), and immediately charged-off the full investment. The Company does not consider its remaining securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. As of December 31, 2023, 2022, and 2021, no allowance for credit losses on securities AFS was recognized.

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

As of December 31, 2023	Securities AFS
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$55,132	$54,675
Due in one year through five years	117,392	109,079
Due after five years through ten years	208,859	186,493
Due after ten years	105,426	99,704
	486,809	449,951
Mortgage-backed securities	388,378	352,622
Total	$875,187	$802,573

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Other Investments
Other investments include “restricted” equity securities, equity securities with readily determinable fair values, and private company securities. The carrying value of other investments are summarized as follows.

(in thousands)	December 31, 2023	December 31, 2022
Federal Reserve Bank stock	$33,087	$32,219
FHLB stock	9,674	18,625
Equity securities with readily determinable fair values	4,240	4,376
Other investments	10,559	10,066
Total other investments	$57,560	$65,286

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 4. LOANS, ALLOWANCE FOR CREDIT LOSSES - LOANS, AND CREDIT QUALITY
Loans:
The loan composition was as follows.

	December 31, 2023		December 31, 2022
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,284,009	20%	$1,304,819	21%
Owner-occupied commercial real estate (“CRE”)	956,594	15	954,599	15
Agricultural	1,161,531	18	1,088,607	18
Commercial	3,402,134	53	3,348,025	54
CRE investment	1,142,251	18	1,149,949	19
Construction & land development	310,110	5	318,600	5
Commercial real estate	1,452,361	23	1,468,549	24
Commercial-based loans	4,854,495	76	4,816,574	78
Residential construction	75,726	1	114,392	2
Residential first mortgage	1,167,109	19	1,016,935	16
Residential junior mortgage	200,884	3	177,332	3
Residential real estate	1,443,719	23	1,308,659	21
Retail & other	55,728	1	55,266	1
Retail-based loans	1,499,447	24	1,363,925	22
Loans	6,353,942	100%	6,180,499	100%
Less ACL-Loans	63,610		61,829
Loans, net	$6,290,332		$6,118,670
ACL-Loans to loans	1.00%		1.00%

Accrued interest on loans totaled $19 million and $15 million at December 31, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

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
A roll forward of the allowance for credit losses - loans was as follows.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Beginning balance	$61,829	$49,672	$32,173
ACL on PCD loans acquired	—	1,937	5,159
Provision for credit losses	2,650	10,950	12,500
Charge-offs	(1,653)	(1,033)	(513)
Recoveries	784	303	353
Net (charge-offs) recoveries	(869)	(730)	(160)
Ending balance	$63,610	$61,829	$49,672

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following table presents the balance and activity in the ACL-Loans by portfolio segment.

	Year Ended December 31, 2023
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$16,350	$9,138	$9,762	$12,744	$2,572	$1,412	$6,976	$1,846	$1,029	$61,829
Provision	(1,205)	470	2,930	(51)	(132)	(496)	346	347	441	2,650
Charge-offs	(440)	(773)	(66)	—	—	—	(5)	(96)	(273)	(1,653)
Recoveries	520	247	3	—	—	—	3	1	10	784
Net (charge-offs) recoveries	80	(526)	(63)	—	—	—	(2)	(95)	(263)	(869)
Ending balance	$15,225	$9,082	$12,629	$12,693	$2,440	$916	$7,320	$2,098	$1,207	$63,610
As % of ACL-Loans	24%	14%	20%	20%	4%	—%	12%	4%	2%	100%

For comparison purposes, the following table presents the balance and activity in the ACL-Loans by portfolio segment for the prior year-end period.

	Year Ended December 31, 2022
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$12,613	$7,222	$9,547	$8,462	$1,812	$900	$6,844	$1,340	$932	$49,672
ACL on PCD loans	1,408	384	—	38	2	—	93	12	—	1,937
Provision	2,415	2,087	215	4,075	758	512	96	493	299	10,950
Charge-offs	(190)	(555)	—	—	—	—	(65)	—	(223)	(1,033)
Recoveries	104	—	—	169	—	—	8	1	21	303
Net (charge-offs) recoveries	(86)	(555)	—	169	—	—	(57)	1	(202)	(730)
Ending balance	$16,350	$9,138	$9,762	$12,744	$2,572	$1,412	$6,976	$1,846	$1,029	$61,829
As % of ACL-Loans	26%	15%	16%	21%	4%	2%	11%	3%	2%	100%

Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded Commitments of $3.0 million at both December 31, 2023 and December 31, 2022, classified in accrued interest payable and other liabilities on the consolidated balance sheets.

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

	Years Ended December 31,
(in thousands)	2023	2022	2021
Provision for credit losses on:
Loans	$2,650	$10,950	$12,500
Unfunded commitments	—	550	2,400
Investment securities	2,340	—	—
Total provision for credit losses	$4,990	$11,500	$14,900

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

December 31, 2023	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,576	$2,576	$2,164	$412	$196
Owner-occupied CRE	3,614	—	3,614	3,465	149	24
Agricultural	6,931	5,219	12,150	7,261	4,889	117
CRE investment	1,261	—	1,261	871	390	18
Construction & land development	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	674	—	674	674	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$12,480	$7,795	$20,275	$14,435	$5,840	$355

December 31, 2022	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$3,475	$3,475	$1,927	$1,548	$595
Owner-occupied CRE	4,907	—	4,907	4,699	208	53
Agricultural	13,758	6,458	20,216	14,358	5,858	261
CRE investment	2,713	—	2,713	979	1,734	212
Construction & land development	670	—	670	670	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	91	—	91	91	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$22,139	$9,933	$32,072	$22,724	$9,348	$1,121

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	December 31, 2023
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$540	$4,046	$1,279,423	$1,284,009
Owner-occupied CRE	2,123	4,399	950,072	956,594
Agricultural	12	12,185	1,149,334	1,161,531
CRE investment	3,060	1,453	1,137,738	1,142,251
Construction & land development	171	161	309,778	310,110
Residential construction	—	—	75,726	75,726
Residential first mortgage	2,663	4,059	1,160,387	1,167,109
Residential junior mortgage	547	150	200,187	200,884
Retail & other	327	172	55,229	55,728
Total loans	$9,443	$26,625	$6,317,874	$6,353,942
Percent of total loans	0.1%	0.4%	99.5%	100.0%

	December 31, 2022
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$210	$3,328	$1,301,281	$1,304,819
Owner-occupied CRE	833	5,647	948,119	954,599
Agricultural	20	20,416	1,068,171	1,088,607
CRE investment	—	3,832	1,146,117	1,149,949
Construction & land development	—	771	317,829	318,600
Residential construction	—	—	114,392	114,392
Residential first mortgage	3,628	3,780	1,009,527	1,016,935
Residential junior mortgage	236	224	176,872	177,332
Retail & other	261	82	54,923	55,266
Total loans	$5,188	$38,080	$6,137,231	$6,180,499
Percent of total loans	0.1%	0.6%	99.3%	100.0%
The following table presents nonaccrual loans by portfolio segment. The nonaccrual loans without a related allowance for credit losses have been reflected in the collateral dependent loans table above.

	Total Nonaccrual Loans
(in thousands)	December 31, 2023	% to Total	December 31, 2022	% to Total
Commercial & industrial	$4,046	15%	$3,328	9%
Owner-occupied CRE	4,399	16	5,647	15
Agricultural	12,185	46	20,416	53
CRE investment	1,453	5	3,832	10
Construction & land development	161	1	771	2
Residential construction	—	—	—	—
Residential first mortgage	4,059	15	3,780	10
Residential junior mortgage	150	1	224	1
Retail & other	172	1	82	—
Nonaccrual loans	$26,625	100%	$38,080	100%
Percent of total loans	0.4%		0.6%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Credit Quality Information:
The following tables present total loans by risk categories and year of origination. Acquired loans have been included based upon the actual origination date.

December 31, 2023	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$223,515	$234,193	$171,555	$66,026	$49,054	$81,272	$359,284	$—	$1,184,899
Grade 5	3,252	13,656	7,516	3,388	5,074	7,020	18,753	—	58,659
Grade 6	—	562	502	187	3	1,009	10,974	—	13,237
Grade 7	5,742	3,702	2,655	2,409	1,769	9,244	1,693	—	27,214
Total	$232,509	$252,113	$182,228	$72,010	$55,900	$98,545	$390,704	$—	$1,284,009
Current period gross charge-offs	$—	$(89)	$(114)	$—	$—	$(222)	$(15)	$—	$(440)
Owner-occupied CRE
Grades 1-4	$114,704	$156,723	$181,128	$91,038	$85,430	$247,730	$4,181	$—	$880,934
Grade 5	5,416	4,024	7,858	5,092	3,994	27,585	52	—	54,021
Grade 6	—	—	3,905	—	1,531	12	—	—	5,448
Grade 7	—	1,304	1,071	6,988	338	6,340	150	—	16,191
Total	$120,120	$162,051	$193,962	$103,118	$91,293	$281,667	$4,383	$—	$956,594
Current period gross charge-offs	$—	$—	$—	$—	$—	$(773)	$—	$—	$(773)
Agricultural
Grades 1-4	$120,200	$274,491	$134,706	$78,944	$22,985	$139,212	$277,170	$—	$1,047,708
Grade 5	6,345	11,975	5,718	703	394	33,658	15,522	—	74,315
Grade 6	—	130	1,017	—	51	2,256	194	—	3,648
Grade 7	2,519	6,691	5,360	428	1,679	12,098	7,085	—	35,860
Total	$129,064	$293,287	$146,801	$80,075	$25,109	$187,224	$299,971	$—	$1,161,531
Current period gross charge-offs	$—	$—	$—	$—	$—	$(66)	$—	$—	$(66)
CRE investment
Grades 1-4	$30,720	$194,442	$256,765	$169,078	$113,510	$283,339	$11,146	$—	$1,059,000
Grade 5	2,790	7,746	17,899	9,857	11,232	23,108	49	—	72,681
Grade 6	—	—	—	—	—	1,340	65	—	1,405
Grade 7	—	51	21	—	1,034	8,059	—	—	9,165
Total	$33,510	$202,239	$274,685	$178,935	$125,776	$315,846	$11,260	$—	$1,142,251
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$51,253	$149,155	$64,761	$9,441	$4,939	$22,548	$2,883	$—	$304,980
Grade 5	—	23	3,044	1,264	504	88	—	—	4,923
Grade 7	46	—	—	—	—	86	75	—	207
Total	$51,299	$149,178	$67,805	$10,705	$5,443	$22,722	$2,958	$—	$310,110
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$57,033	$13,035	$3,316	$1,118	$130	$1,094	$—	$—	$75,726
Total	$57,033	$13,035	$3,316	$1,118	$130	$1,094	$—	$—	$75,726
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$164,917	$389,246	$247,957	$130,857	$56,223	$162,424	$887	$2	$1,152,513
Grade 5	—	1,286	1,088	1,250	2,239	2,913	—	—	8,776
Grade 7	28	392	616	388	1,117	3,279	—	—	5,820
Total	$164,945	$390,924	$249,661	$132,495	$59,579	$168,616	$887	$2	$1,167,109
Current period gross charge-offs	$—	$—	$—	$—	$—	$(5)	$—	$—	$(5)
Residential junior mortgage
Grades 1-4	$14,020	$7,277	$4,053	$4,187	$2,753	$3,909	$157,960	$6,342	$200,501
Grade 7	31	31	202	—	—	27	92	—	383
Total	$14,051	$7,308	$4,255	$4,187	$2,753	$3,936	$158,052	$6,342	$200,884
Current period gross charge-offs	$—	$—	$—	$—	$—	$(96)	$—	$—	$(96)
Retail & other
Grades 1-4	$8,207	$8,107	$5,345	$2,434	$1,689	$3,869	$25,891	$—	$55,542
Grade 5	—	—	38	—	—	—	—	—	38
Grade 7	31	—	25	8	19	65	—	—	148
Total	$8,238	$8,107	$5,408	$2,442	$1,708	$3,934	$25,891	$—	$55,728
Current period gross charge-offs	$(7)	$(1)	$—	$(1)	$—	$(52)	$(212)	$—	$(273)
Total loans	$810,769	$1,478,242	$1,128,121	$585,085	$367,691	$1,083,584	$894,106	$6,344	$6,353,942

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

December 31, 2022	Amortized Cost Basis by Origination Year
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$317,394	$226,065	$101,374	$68,884	$50,189	$77,589	$360,978	$—	$1,202,473
Grade 5	9,938	5,902	10,811	1,530	3,986	4,562	20,617	—	57,346
Grade 6	1,459	2,283	629	511	402	11,653	14,047	—	30,984
Grade 7	556	293	3,211	2,990	775	1,070	5,121	—	14,016
Total	$329,347	$234,543	$116,025	$73,915	$55,352	$94,874	$400,763	$—	$1,304,819
Current period gross charge-offs	$(38)	$(41)	$(2)	$—	$(109)	$—	$—	$—	$(190)
Owner-occupied CRE
Grades 1-4	$151,391	$190,313	$105,156	$100,606	$91,479	$252,574	$6,734	$—	$898,253
Grade 5	5,241	3,192	4,287	2,163	4,791	14,632	348	—	34,654
Grade 6	—	—	763	2,361	—	877	—	—	4,001
Grade 7	227	706	6,344	616	—	9,798	—	—	17,691
Total	$156,859	$194,211	$116,550	$105,746	$96,270	$277,881	$7,082	$—	$954,599
Current period gross charge-offs	$—	$—	$—	$—	$—	$(555)	$—	$—	$(555)
Agricultural
Grades 1-4	$275,208	$145,272	$85,413	$25,463	$19,687	$130,849	$249,033	$—	$930,925
Grade 5	13,295	18,178	2,694	1,992	517	43,927	21,199	—	101,802
Grade 6	115	1,457	28	33	—	5,258	429	—	7,320
Grade 7	7,165	2,632	720	1,977	4,611	19,948	11,507	—	48,560
Total	$295,783	$167,539	$88,855	$29,465	$24,815	$199,982	$282,168	$—	$1,088,607
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
CRE investment
Grades 1-4	$205,930	$229,252	$192,527	$134,301	$79,649	$248,595	$11,383	$—	$1,101,637
Grade 5	567	1,649	3,578	4,266	3,086	24,897	—	—	38,043
Grade 6	—	—	—	1,170	2,396	2,483	206	—	6,255
Grade 7	—	—	121	299	245	3,140	209	—	4,014
Total	$206,497	$230,901	$196,226	$140,036	$85,376	$279,115	$11,798	$—	$1,149,949
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$104,804	$140,727	$12,188	$9,747	$23,811	$13,138	$13,235	$—	$317,650
Grade 5	37	—	—	14	—	95	—	—	146
Grade 7	33	—	—	—	—	771	—	—	804
Total	$104,874	$140,727	$12,188	$9,761	$23,811	$14,004	$13,235	$—	$318,600
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$92,417	$16,774	$966	$123	$336	$229	$3,547	$—	$114,392
Total	$92,417	$16,774	$966	$123	$336	$229	$3,547	$—	$114,392
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$318,628	$272,011	$147,857	$68,975	$31,208	$162,153	$2,080	$3	$1,002,915
Grade 5	1,494	758	997	1,803	2,272	465	—	—	7,789
Grade 6	—	—	—	711	—	—	—	—	711
Grade 7	154	329	188	349	197	4,303	—	—	5,520
Total	$320,276	$273,098	$149,042	$71,838	$33,677	$166,921	$2,080	$3	$1,016,935
Current period gross charge-offs	$—	$—	$—	$—	$—	$(65)	$—	$—	$(65)
Residential junior mortgage
Grades 1-4	$10,119	$4,580	$5,207	$3,151	$1,573	$3,409	$142,784	$5,762	$176,585
Grade 5	—	—	—	—	—	143	165	—	308
Grade 7	—	206	—	—	—	24	209	—	439
Total	$10,119	$4,786	$5,207	$3,151	$1,573	$3,576	$143,158	$5,762	$177,332
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Retail & other
Grades 1-4	$12,318	$8,957	$4,221	$3,188	$1,035	$24,950	$492	$—	$55,161
Grade 5	—	23	—	—	—	—	—	—	23
Grade 7	—	23	22	2	30	5	—	—	82
Total	$12,318	$9,003	$4,243	$3,190	$1,065	$24,955	$492	$—	$55,266
Current period gross charge-offs	$—	$(1)	$(6)	$(1)	$—	$—	$(215)	$—	$(223)
Total loans	$1,528,490	$1,271,582	$689,302	$437,225	$322,275	$1,061,537	$864,323	$5,765	$6,180,499

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
Modifications to Borrowers Experiencing Financial Difficulty:
On January 1, 2023, the Company adopted ASU 2022-02, which eliminated the accounting guidance for TDRs by creditors and enhanced the disclosure requirements for certain loan modifications to borrowers experiencing financial difficulty. The following table presents the amortized cost of loans that were both experiencing financial difficulty and were modified during the year ended December 31, 2023, aggregated by portfolio segment and type of modification.

(in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Total	% of Total Loans
Commercial & industrial	$412	$—	$85	$—	$497	0.04%
Owner-occupied CRE	—	—	—	—	—	—%
Agricultural	105	—	—	—	105	0.01%
CRE investment	—	—	—	—	—	—%
Construction & land development	—	—	—	—	—	—%
Residential first mortgage	—	—	—	—	—	—%
Total	$517	$—	$85	$—	$602	0.01%
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
As of December 31, 2023, there were no loans made to borrowers experiencing financial difficulty that were modified during the current period and subsequently defaulted, and there were no commitments to lend additional funds to such debtors.
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 5. PREMISES AND EQUIPMENT
Premises and equipment, less accumulated depreciation and amortization, is summarized as follows.

(in thousands)	December 31, 2023	December 31, 2022
Land	$18,015	$14,841
Land improvements	5,461	5,361
Building and improvements	99,664	89,630
Leasehold improvements	7,228	7,079
Furniture and equipment	38,838	35,717
	169,206	152,628
Less accumulated depreciation and amortization	50,450	43,672
Premises and equipment, net	$118,756	$108,956
Depreciation and amortization expense was $8.2 million in 2023, $7.6 million in 2022, and $5.0 million in 2021. The Company and certain of its subsidiaries are obligated under non-cancelable operating leases for facilities, certain of which provide for rental adjustments based upon increases in cost of living adjustments and other indices. Rent expense under leases totaled $2.6 million in 2023, $2.2 million in 2022, and $1.3 million in 2021.
Nicolet leases space under non-cancelable operating lease agreements for certain bank branch facilities with remaining lease terms of 1 to 10 years. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. The lease asset and liability considers renewal options when they are reasonably certain of being exercised.
A summary of net lease cost and selected other information related to operating leases was as follows.

	Years Ended
($ in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Net lease cost:
Operating lease cost	$2,004	$1,778	$1,018
Variable lease cost	631	448	234
Net lease cost	$2,635	$2,226	$1,252
Selected other operating lease information:
Weighted average remaining lease term (years)	5.8	5.4	6.3
Weighted average discount rate	2.7%	2.3%	1.5%
The following table summarizes the maturity of remaining lease liabilities.

Years Ending December 31,	(in thousands)
2024	$2,486
2025	2,176
2026	1,994
2027	1,831
2028	1,312
Thereafter	1,842
Total future minimum lease payments	11,641
Less: amount representing interest	(315)
Present value of net future minimum lease payments	$11,326
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 6. GOODWILL AND OTHER INTANGIBLES AND SERVICING RIGHTS
Management periodically reviews the carrying value of its goodwill and other intangibles for potential impairment. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the overall financial performance of the Company and the performance of the underlying operations or assets which give rise to the intangible. Management also regularly monitors economic factors for potential impairment indications on the value of our franchise, stability of deposits, and wealth client base, underlying our goodwill and other intangibles. Management concluded no impairment was indicated for 2023 or 2022. A summary of goodwill and other intangibles was as follows.

(in thousands)	December 31, 2023	December 31, 2022
Goodwill	$367,387	$367,387
Core deposit intangibles	25,112	32,701
Customer list intangibles	1,867	2,350
Other intangibles	26,979	35,051
Goodwill and other intangibles, net	$394,366	$402,438
Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if certain events or circumstances occur. During 2022, goodwill increased due to the acquisition of Charter.

(in thousands)	December 31, 2023	December 31, 2022
Goodwill:
Goodwill at beginning of year	$367,387	$317,189
Acquisitions	—	49,970
Purchase accounting adjustment	—	228
Goodwill at end of year	$367,387	$367,387
Other intangibles: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During 2022, core deposit intangibles increased due to the acquisition of Charter.

(in thousands)	December 31, 2023	December 31, 2022
Core deposit intangibles:
Gross carrying amount	$60,724	$60,724
Accumulated amortization	(35,612)	(28,023)
Net book value	$25,112	$32,701
Additions during the period	$—	$19,364
Amortization during the period	$7,589	$6,108
Customer list intangibles:
Gross carrying amount	$5,523	$5,523
Accumulated amortization	(3,656)	(3,173)
Net book value	$1,867	$2,350
Amortization during the period	$483	$508

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Mortgage servicing rights: A summary of the changes in the MSR asset was as follows.

(in thousands)	December 31, 2023	December 31, 2022
MSR asset:
MSR asset at beginning of year	$13,080	$13,636
Capitalized MSR	1,540	2,327
Amortization during the period	(2,965)	(2,883)
MSR asset at end of year	$11,655	$13,080
Valuation allowance at beginning of year	$(500)	$(1,200)
Reversals	500	700
Valuation allowance at end of year	$—	$(500)
MSR asset, net	$11,655	$12,580
Fair value of MSR asset at end of period	$16,810	$17,215
Residential mortgage loans serviced for others	$1,609,395	$1,637,109
Net book value of MSR asset to loans serviced for others	0.72%	0.77%
The Company periodically evaluates its mortgage servicing rights asset for impairment. At each reporting date, impairment is assessed based on estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratification based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate).
Loan servicing rights: The Company acquired an agricultural LSR asset in December 2021 which will be amortized over the estimated remaining loan service period. The Company does not expect to add new loans to this servicing portfolio. A summary of the changes in the LSR asset was as follows.

(in thousands)	December 31, 2023	December 31, 2022
LSR asset:
LSR asset at beginning of year	$11,039	$20,055
Amortization during the period	(2,208)	(9,016)
LSR asset at end of year	$8,831	$11,039
Agricultural loans serviced for others	$492,137	$538,392
The following table shows the estimated future amortization expense for amortizing intangible assets and servicing assets. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of December 31, 2023. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset	LSR asset
Years Ending December 31,
2024	$6,298	$449	$2,704	$1,962
2025	5,161	449	2,037	1,717
2026	3,983	249	1,495	1,472
2027	3,218	166	1,495	1,227
2028	2,622	166	1,494	981
Thereafter	3,830	388	2,430	1,472
Total	$25,112	$1,867	$11,655	$8,831

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 7. OTHER REAL ESTATE OWNED
A summary of OREO, which is included in other assets in the consolidated balance sheets, for the periods indicated was as follows.

	Years Ended December 31,
(in thousands)	2023	2022
Balance at beginning of period	$1,975	$11,955
Transfer in loans at net realizable value	985	183
Transfer in former bank branch properties at net realizable value	—	25
Sales proceeds	(1,933)	(13,150)
Net gain from sales	421	3,206
Write-downs	(181)	(244)
Balance at end of period	$1,267	$1,975
NOTE 8. DEPOSITS
The deposit composition was as follows.

	December 31, 2023		December 31, 2022
(in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,958,709	27%	$2,361,816	33%
Interest-bearing demand	1,055,520	15%	1,279,850	18%
Money market	1,891,287	26%	1,707,619	24%
Savings	768,401	11%	931,417	13%
Time	1,523,883	21%	898,219	12%
Total deposits	$7,197,800	100%	$7,178,921	100%
At December 31, 2023, the scheduled maturities of time deposits were as follows.

Years Ending December 31,	(in thousands)
2024	$1,171,328
2025	311,446
2026	19,455
2027	14,860
2028	6,684
Thereafter	110
Total time deposits	$1,523,883
Time deposits in excess of FDIC insurance limits were $310 million and $77 million at December 31, 2023 and 2022, respectively. Brokered deposits were $615 million and $592 million at December 31, 2023 and 2022, respectively.
NOTE 9. SHORT AND LONG-TERM BORROWINGS
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original contractual maturity of one year or less. The Company did not have any short-term borrowings outstanding at December 31, 2023, while at December 31, 2022, short-term borrowings included $317 million of short-term FHLB advances, comprised of $117 million due in January 2023 at a weighted average rate of 4.29% and $200 million due in September 2023 at a weighted average rate of 4.30%.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Long-Term Borrowings:
Long-term borrowings include any borrowing with an original contractual maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	December 31, 2023	December 31, 2022
FHLB advances	$5,000	$33,000
Junior subordinated debentures	40,552	39,720
Subordinated notes	121,378	152,622
Total long-term borrowings	$166,930	$225,342
FHLB Advances: The FHLB advances bear fixed rates, require interest-only monthly payments, and have maturity dates through March 2025. The weighted average rate of the FHLB advances was 1.55% and 1.09% at December 31, 2023 and 2022, respectively. The FHLB advances are collateralized by a blanket lien on qualifying residential first and junior mortgage loans which had a pledged balance of $807 million and $665 million at December 31, 2023 and 2022, respectively. In addition, $34 million of investments (municipal securities) were pledged to the FHLB at December 31, 2023, compared to $500 million of investments (U.S. Treasury securities) at December 31, 2022.
The following table shows the maturity schedule of the FHLB advances as of December 31, 2023.

Maturing in:	(in thousands)
2024	$—
2025	5,000
2026	—
2027	—
2028	—
Thereafter	—
$5,000
Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debenture. All the junior subordinated debentures are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. At December 31, 2023 and 2022, $39 million and $38 million, respectively, of trust preferred securities qualify as Tier 1 capital.
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
In December 2021, Nicolet assumed two subordinated note issuances at a premium as the result of an acquisition. One issuance was $30 million in fixed-to-floating rate subordinated notes due in 2028, with a fixed annual interest rate of 5.875% for the first five years, and will reset quarterly thereafter to the then current three-month SOFR, as adjusted for the LIBOR to SOFR spread adjustment, plus 2.88%. The Company redeemed these notes on December 1, 2023. The second issuance was $22 million in fixed-to-floating rate subordinated notes due in 2030, with a fixed annual interest rate of 7.00% for the first five years, and will reset quarterly thereafter to the then current SOFR plus 687.5 basis points. The Notes due in 2030 are redeemable beginning June 30, 2025, and quarterly thereafter on any interest payment date. All Notes qualify as Tier 2 capital for regulatory purposes, and are discounted in accordance with regulations when the debt has five years or less remaining to maturity.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of 12/31/2023				As of 12/31/2022
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs (1)	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (2)	12/15/2035	7.08%	$10,310	$(2,380)	$7,930	6.20%	$7,734
Baylake Capital Trust II (3)	9/30/2036	6.94%	16,598	(2,938)	13,660	6.08%	13,424
First Menasha Statutory Trust (4)	3/17/2034	8.43%	5,155	(443)	4,712	7.53%	4,668
County Bancorp Statutory Trust II (5)	9/15/2035	7.18%	6,186	(753)	5,433	6.30%	5,277
County Bancorp Statutory Trust III (6)	6/15/2036	7.34%	6,186	(811)	5,375	6.46%	5,219
Fox River Valley Capital Trust (7)	5/30/2033	7.89%	3,610	(168)	3,442	6.40%	3,398
Total			$48,045	$(7,493)	$40,552		$39,720
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$99,000	$(524)	$98,476	3.13%	$99,267
County Subordinated Notes due 2028	6/1/2028	—%	—	—	—	5.88%	30,119
County Subordinated Notes due 2030	6/30/2030	7.00%	22,400	502	22,902	7.00%	23,236
Total			$121,400	$(22)	$121,378		$152,622
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
NOTE 10. EMPLOYEE AND DIRECTOR BENEFIT PLANS
Nonqualified deferred compensation plans:
The Company sponsors two deferred compensation plans, one for certain key management employees and another for directors. Under the management plan, employees designated by the Board of Directors may elect to defer compensation and the Company may at its discretion make nonelective contributions on behalf of one or more eligible plan participants. Upon retirement, termination of employment or at their election, the employee shall become entitled to receive the deferred amounts plus earnings thereon. The liability for the cumulative employee and employer contributions, including earnings thereon, at December 31, 2023 and 2022 totaled approximately $15.9 million and $12.1 million, respectively, and is included in other liabilities on the consolidated balance sheets. The Company recorded discretionary contributions of $1.3 million and $2.4 million to selected participants during 2023 and 2022, respectively, with approximately half vesting over a two year period (of which, one-third vested immediately and one-third vests on each of the first and second anniversaries of the initial grant) and the remainder vested immediately. The expense related to these discretionary contributions is recognized over the vesting period of the related grant.
Under the director plan, participating directors may defer up to 100% of their Board compensation towards the purchase of Company common stock at market prices on a quarterly basis that is held in a Rabbi Trust and distributed when each such participating director ends his or her board service. During 2023 and 2022, the director plan purchased 2,542 and 1,898 shares of Company common stock valued at approximately $178,000 and $154,000, respectively. Common stock valued at approximately $138,000 (and representing 1,721 shares) was distributed to past directors during 2023, while no common stock was distributed during 2022. The common stock outstanding and the related director deferred compensation liability are offsetting components of the Company’s equity in the amount of $1.3 million at December 31, 2023 and $1.2 million at December 31, 2022 representing 30,481 shares and 29,660 shares, respectively.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Nicolet 401(k) plan:
The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 100% of salary compensation on either a pre-tax or after-tax basis, subject to certain IRS limits. Under the plan, the Company matches 100% of participating employee contributions up to 6% of the participant’s eligible compensation. The Company contribution vests over five years. The Company can make additional annual discretionary profit sharing contributions, as determined by the Board of Directors. During 2023, 2022 and 2021, the Company’s 401(k) expense was approximately $4.1 million (including a $0.6 million profit sharing contribution), $4.0 million (including a $1.0 million profit sharing contribution), and $2.5 million (including a $0.5 million profit sharing contribution), respectively.
Employee stock purchase plan:
The Company sponsors an employee stock purchase plan under which eligible employees may purchase Nicolet common stock at a 10% discount, utilizing payroll deductions that range from a minimum of $20 to a maximum of $400 per payroll, during offering periods (currently quarterly).
NOTE 11. STOCK-BASED COMPENSATION
The Company may grant stock options and restricted stock under its stock-based compensation plan to certain officers, employees and directors. The plan is administered by a committee of the Board of Directors. The Company’s stock-based compensation plan at December 31, 2023 is described below.
2011 Long-Term Incentive Plan (“2011 LTIP”): The Company’s 2011 LTIP, as subsequently amended with shareholder approval, has reserved 3,000,000 shares of the Company’s common stock for potential stock-based awards. This plan provides for certain stock-based awards such as, but not limited to, stock options, stock appreciation rights and restricted common stock, as well as cash performance awards. As of December 31, 2023, approximately 0.7 million shares were available for grant under this plan.
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

	2023	2022	2021
Dividend yield	1.55%	—%	—%
Expected volatility	30%	30%	30%
Risk-free interest rate	4.22%	3.03%	1.19%
Expected average life	7 years	7 years	7 years
Weighted average per share fair value of options	$24.24	$30.99	$26.33

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2020	1,437,460	$50.47
Granted	450,000	77.99
Exercise of stock options *	(53,214)	34.40
Forfeited	(1,000)	48.85
Outstanding – December 31, 2021	1,833,246	$57.69	6.6	$51,426
Granted	132,929	81.04
Exercise of stock options *	(82,611)	41.84
Forfeited	(30,500)	75.08
Outstanding – December 31, 2022	1,853,064	$59.79	5.9	$37,526
Granted	39,000	71.99
Exercise of stock options *	(241,876)	43.54
Forfeited	(27,100)	84.37
Outstanding – December 31, 2023	1,623,088	$62.09	5.3	$30,126
Exercisable – December 31, 2023	1,184,045	$56.63	4.4	$28,297
*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements, and accordingly 55,467 shares, 7,957 shares, and 10,354 shares were surrendered during 2023, 2022, and 2021, respectively.
Intrinsic value represents the amount by which the fair value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised in 2023, 2022, and 2021 was approximately $7.7 million, $3.9 million, and $2.2 million, respectively.
The following options were outstanding at December 31, 2023.

	Number of Shares		Weighted Average Exercise Price		Weighted Average Remaining Life (Years)
	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable
$23.80 – $40.00	76,659	76,659	$32.45	$32.45	2.0	2.0
$40.01 – $50.00	589,250	589,250	48.85	48.85	3.4	3.4
$50.01 – $65.00	169,850	157,850	56.77	56.39	4.3	4.0
$65.01 – $75.00	307,400	191,300	71.28	70.77	6.6	6.1
$75.01 – $93.09	479,929	168,986	79.08	78.95	7.7	7.5
	1,623,088	1,184,045	$62.09	$56.63	5.3	4.4

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2020	18,925	$53.57
Granted	33,153	75.83
Vested *	(25,831)	64.53
Forfeited	(446)	41.44
Outstanding – December 31, 2021	25,801	$71.42
Granted	72,948	76.81
Vested *	(24,659)	72.64
Forfeited	(600)	56.01
Outstanding – December 31, 2022	73,490	$76.49
Granted	19,213	64.28
Vested *	(35,545)	69.69
Forfeited	—	—
Outstanding – December 31, 2023	57,158	$76.61
*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding at the minimum statutory withholding rate, and accordingly 3,637 shares, 2,249 shares, and 3,215 shares were surrendered during 2023, 2022, and 2021, respectively.
The Company recognized $5.8 million, $6.3 million and $6.6 million of stock-based compensation expense (included in personnel on the consolidated statements of income) during the years ended December 31, 2023, 2022, and 2021, respectively, associated with its common stock awards granted to officers and employees. In addition, during 2023, 2022, and 2021, the Company recognized approximately $0.6 million, $0.7 million, and $0.8 million, respectively, of director expense (included in other expense on the consolidated statements of income) for restricted stock grants with immediate vesting to non-employee directors totaling 11,674 shares in 2023, 8,852 shares in 2022, and 9,875 shares in 2021. As of December 31, 2023, there was approximately $13.7 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately three years. The Company recognized a tax benefit of approximately $0.8 million, $1.1 million, and $0.6 million for the years ended December 31, 2023, 2022, and 2021 respectively, for the tax impact of stock option exercises and vesting of restricted stock.
NOTE 12. STOCKHOLDERS' EQUITY
The Board of Directors has authorized the repurchase of Nicolet’s outstanding common stock through its common stock repurchase program. During 2023, $2 million was utilized to repurchase and cancel approximately 27,000 common shares at a weighted average price of $56.57, while during 2022, $61 million was utilized to repurchase and cancel approximately 672,000 common shares at a weighted average price of $91.54. As of December 31, 2023, there remained $46 million authorized under the repurchase program to be utilized from time-to-time to repurchase common shares in the open market, through block transactions or in private transactions.
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 13. INCOME TAXES
The current and deferred amounts of income tax expense were as follows.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Current	$17,898	$44,384	$14,138
Deferred	3,027	(12,907)	6,332
Valuation allowance for securities AFS, net	4,191	—	—
Income tax expense	$25,116	$31,477	$20,470
The differences between the income tax expense recognized and the amount computed by applying the statutory federal income tax rate of 21% to the income before income tax expense for the years ended as indicated are included in the following table.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Tax on pretax income, at statutory rates	$18,193	$26,405	$17,023
State income taxes, net of federal effect	—	7,847	5,064
Tax-exempt interest income	(1,072)	(1,037)	(517)
Increase in cash surrender value life insurance	(950)	(1,040)	(570)
Stock-based employee compensation	(811)	(1,101)	(618)
Executive compensation	1,094	82	163
Valuation allowance, net	8,677	—	—
Other, net	(15)	321	(75)
Income tax expense	$25,116	$31,477	$20,470
The net deferred tax asset includes the following amounts of deferred tax assets and liabilities.

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
ACL-Loans	$16,937	$16,315
Net operating loss carryforwards	2,142	2,721
Compensation	10,971	10,274
Purchase accounting adjustments	1,963	9,400
Other real estate	132	672
Unrealized loss on securities AFS	19,196	21,011
Valuation allowance - securities AFS	(4,191)	—
Valuation allowance - other timing differences	(4,486)	—
Total deferred tax assets	42,664	60,393
Deferred tax liabilities:
Premises and equipment	(3,138)	(3,000)
Prepaid expenses	(662)	(801)
Core deposit and other intangibles	(5,917)	(8,817)
MSR and LSR assets	(5,455)	(6,570)
Other	(319)	(513)
Total deferred tax liabilities	(15,491)	(19,701)
Net deferred tax assets	$27,173	$40,692
For the year ended December 31, 2023, income tax expense was impacted by a change in Wisconsin state income taxes. The Wisconsin State Budget, signed in July 2023 and retroactive to January 1, 2023, included language that provides financial institutions with an exemption from state taxable income for interest, fees, and penalties earned on loans to existing Wisconsin-based business or agriculture purpose loans that are $5 million or less in balance on January 1, 2023, and to new loans that meet the criteria. The impact of this tax law change to Nicolet moving forward will be a reduction / elimination of State income taxes being recognized. However, the elimination of State income tax expense also required a valuation allowance to be established for the

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

State-related deferred tax asset as of the effective date of the legislation, resulting in a one-time $9.1 million charge to state income tax expense being recognized in the third quarter of 2023 to establish this valuation allowance.
A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2022, no valuation allowance was determined to be necessary. The remaining valuation allowance as of December 31, 2023, of $8.7 million is the result of the initial valuation allowance for state related attributes, net of subsequent changes to those attributes along with the state related impact of changes to the unrealized losses on securities AFS disposed.
At December 31, 2023, the Company had a federal and state net operating loss carryforward of $5.9 million and $15.9 million, respectively. The entire federal and state net operating loss carryforwards were the result of the Company’s acquisitions. The federal and state net operating loss carryovers resulting from the acquisitions have been included in the IRC section 382 limitation calculation and are being limited to the overall amount expected to be realized.
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
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	December 31, 2023	December 31, 2022
Commitments to extend credit	$1,877,327	$1,850,601
Financial standby letters of credit	17,500	26,530
Performance standby letters of credit	11,381	9,375
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial-related commitments to extend credit represented 79% of the total year-end commitments for 2023, compared to 80% for 2022, and were predominantly commercial lines of credit that carry a term of one year or less. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the contractual amounts of each was $13 million at December 31, 2023. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale each totaled $9 million at December 31, 2022. The net fair value of these mortgage derivatives combined was a net gain of $0.1 million at both December 31, 2023 and December 31, 2022.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The Company has federal funds lines available with other financial institutions where funds may be borrowed on a short-term basis at the market rate in effect at the time of the borrowing. Federal funds lines of $195 million were available at both December 31, 2023 and December 31, 2022.
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
Future developments could result in an unfavorable outcome for or resolution of any one or more of the legal proceedings in which Nicolet is a defendant, which may be material to Nicolet’s business or consolidated results of operations or financial condition for a particular fiscal period or periods. Although it is not possible to predict the outcome of any of these legal proceedings or the range of possible loss, if any, based on the most recent information available, advice of counsel and available insurance coverage, if applicable, management believes that any liability resulting from such proceedings would not have a material adverse effect on our financial position or results of operations as of December 31, 2023.
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

(in thousands)	December 31, 2023
Balance at beginning of year	$110,707
New loans	15,265
Repayments	(10,962)
Changes due to status of executive officers and directors	(3,308)
Balance at end of year	$111,702

In October 2013, the Company entered into a lease for a branch location in a facility owned by a member of the Company’s Board and incurred annual rent expense of $228,000, $153,000, and $124,000, on this facility during 2023, 2022, and 2021, respectively. This same Board member participated in a competitive bid process for and was awarded the contract as general contractor for the construction of two new branch locations (one during 2023 and one during 2022). The 2023 new branch construction is estimated to total $11.5 million, of which, approximately $2.0 million was paid during 2023 as progress was made on the construction. The 2022 new branch construction is estimated to total $2.3 million, of which, approximately $1.2 million was paid during 2023 and $1.1 million was paid during 2022 as progress was made on the construction. In addition, payments of $199,000 and $154,000 were made during 2023 and 2022, respectively, for two small branch construction projects at two other branch locations. At least 75% of all branch construction payments were passed through to various subcontractors.
In August 2022, the Company assumed a lease for a Charter administrative location in a facility owned by an entity for which another Board member has the controlling ownership interest. Rent expense of $149,000 and $49,000 was paid during 2023 and 2022 (from the acquisition of Charter), respectively, on this location.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 16. ASSET GAINS (LOSSES), NET
Components of the net gains (losses) on assets are as follows.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Gains (losses) on sales of securities AFS, net	$(3,313)	$(244)	$(283)
Gains (losses) on sales of securities HTM, net	(37,723)	—	—
Gains (losses) on equity securities, net	(252)	(127)	3,445
Gains (losses) on sales of OREO, net	421	3,206	597
Write-downs of OREO	(181)	(244)	(28)
Write-down of other investment	(954)	—	—
Gains (losses) on sales of other investments, net	9,372	531	550
Gains (losses) on sales or dispositions of other assets, net	(178)	8	(100)
Asset gains (losses), net	$(32,808)	$3,130	$4,181
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
The Company and Bank must also maintain a “capital conservation buffer” consisting of common equity Tier 1 (“CET1”) in an amount equal to 2.5% of risk-weighted assets in order to avoid certain restrictions. The capital conservation buffer effectively increases the minimum well-capitalized CET1 capital, Tier 1 capital, and total capital ratios for U.S. banking organizations to 7.0%, 8.5%, and 10.5%, respectively. Failure to meet this capital conservation buffer would result in limitations on dividends, other distributions, and discretionary bonuses.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Bank met all capital adequacy requirements to which they are subject as of December 31, 2023 and 2022.
As of December 31, 2023 and 2022, the most recent notifications from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, CET1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the Bank’s category. The Bank is also subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal regulatory agencies. At December 31, 2023, the Bank could pay dividends of approximately $18 million to the Company without seeking regulatory approval.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
December 31, 2023
Company
Total risk-based capital	$930,804	13.0%	$574,231	8.0%
Tier 1 risk-based capital	750,811	10.5	430,673	6.0
Common equity Tier 1 capital	712,040	9.9	323,005	4.5
Leverage	750,811	9.2	326,483	4.0
Bank
Total risk-based capital	$827,341	11.5%	$573,221	8.0%	$716,527	10.0%
Tier 1 risk-based capital	768,726	10.7	429,916	6.0	573,221	8.0
Common equity Tier 1 capital	768,726	10.7	322,437	4.5	465,742	6.5
Leverage	768,726	9.4	325,868	4.0	407,334	5.0
December 31, 2022
Company
Total risk-based capital	$889,763	12.3%	$577,138	8.0%
Tier 1 risk-based capital	684,280	9.5	432,853	6.0
Common equity Tier 1 capital	646,341	9.0	324,640	4.5
Leverage	684,280	8.2	335,621	4.0
Bank
Total risk-based capital	$816,951	11.3%	$576,241	8.0%	$720,301	10.0%
Tier 1 risk-based capital	764,090	10.6	432,181	6.0	576,241	8.0
Common equity Tier 1 capital	764,090	10.6	324,135	4.5	468,196	6.5
Leverage	764,090	9.1	334,916	4.0	418,645	5.0
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
December 31, 2023
U.S. Treasury securities	$14,123	$—	$14,123	$—
U.S. government agency securities	7,384	—	7,384	—
State, county and municipals	334,822	—	333,401	1,421
Mortgage-backed securities	352,622	—	351,658	964
Corporate debt securities	93,622	—	89,944	3,678
Securities AFS	$802,573	$—	$796,510	$6,063
Other investments (equity securities)	$4,240	$4,240	$—	$—
Derivative assets	152	—	—	152
Derivative liabilities	79	—	—	79
December 31, 2022
U.S. Treasury securities	$183,830	$—	$183,830	$—
U.S. government agency securities	2,100	—	2,100	—
State, county and municipals	398,188	—	396,315	1,873
Mortgage-backed securities	200,932	—	199,951	981
Corporate debt securities	132,568	—	127,269	5,299
Securities AFS	$917,618	$—	$909,465	$8,153
Other investments (equity securities)	$4,376	$4,376	$—	$—
Derivative assets	60	—	—	60
Derivative liabilities	10	—	—	10
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the table above.
Securities: Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds and mortgage-backed securities. At December 31, 2023 and 2022, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis performed on these securities.
Derivatives: The derivative assets and liabilities include interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale, which are considered derivative instruments (“mortgage derivatives”). The fair value of interest rate lock commitments are determined using the projected sale price of individual loans based on changes in the market interest rates, projected pull-through rates (the probability that an interest rate lock commitment will ultimately result in an originated loan), the reduction in the value of the applicant’s option due to the passage of time, and the remaining origination costs to be incurred based on management’s estimate of market costs. The fair value of forward commitments are determined using quoted prices of to-be-announced securities in active markets, or benchmarked to such securities. The derivative assets and liabilities are classified within Level 3 of the hierarchy.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Years Ended
Level 3 Fair Value Measurements:	December 31, 2023	December 31, 2022
Balance at beginning of year	$8,153	$8,065
Acquired balances	—	750
Paydowns/Sales/Settlements	(2,425)	(451)
Unrealized gains / (losses)	335	(211)
Balance at end of year	$6,063	$8,153
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
December 31, 2023
Collateral dependent loans	$19,920	$—	$—	$19,920
OREO	1,267	—	—	1,267
MSR asset	11,655	—	—	11,655
December 31, 2022
Collateral dependent loans	$30,951	$—	$—	$30,951
OREO	1,975	—	—	1,975
MSR asset	12,580	—	—	12,580
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a nonrecurring basis, noted in the table above.
Collateral dependent loans: For individually evaluated collateral dependent loans, the estimated fair value is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the estimated fair value of the underlying collateral with consideration for estimated selling costs if satisfaction of the loan depends upon the sale of the collateral, or the estimated liquidity of the note.
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

December 31, 2023
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$491,431	$491,431	$491,431	$—	$—
Certificates of deposit in other banks	6,374	6,293	—	6,293	—
Securities AFS	802,573	802,573	—	796,510	6,063
Other investments	57,560	57,560	4,240	44,010	9,310
Loans held for sale	4,160	4,276	—	4,276	—
Loans, net	6,290,332	6,083,942	—	—	6,083,942
MSR asset	11,655	16,810	—	—	16,810
LSR asset	8,831	8,831	—	—	8,831
Accrued interest receivable	24,237	24,237	24,237	—	—
Financial liabilities:
Deposits	$7,197,800	$7,184,712	$—	$—	$7,184,712
Short-term borrowings	—	—	—	—	—
Long-term borrowings	166,930	155,179	—	4,820	150,359
Accrued interest payable	7,765	7,765	7,765	—	—

December 31, 2022
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$154,723	$154,723	$154,723	$—	$—
Certificates of deposit in other banks	12,518	12,407	—	12,407	—
Securities AFS	917,618	917,618	—	909,465	8,153
Securities HTM	679,128	623,352	—	623,352	—
Other investments	65,286	65,286	4,376	52,093	8,817
Loans held for sale	1,482	1,529	—	1,529	—
Loans, net	6,118,670	5,863,570	—	—	5,863,570
MSR asset	12,580	17,215	—	—	17,215
LSR asset	11,039	11,039	—	—	11,039
Accrued interest receivable	21,275	21,275	21,275	—	—
Financial liabilities:
Deposits	$7,178,921	$7,172,779	$—	$—	$7,172,779
Short-term borrowings	317,000	317,000	317,000	—	—
Long-term borrowings	225,342	220,513	—	33,001	187,512
Accrued interest payable	4,265	4,265	4,265	—	—
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
Securities HTM: The valuation methodologies for Securities HTM are consistent with the valuation methodologies used for Securities, as discussed under “Recurring basis fair value measurements” above.

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
Lending-related commitments: The estimated fair value of lending-related commitments (letters of credit, interest rate lock commitments on residential mortgage loans and outstanding mandatory commitments to sell residential mortgage loans into the secondary market) were not significant.
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 19. PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed Parent Company only financial statements of Nicolet Bankshares, Inc. follow.

Balance Sheets	December 31,
(in thousands)	2023	2022
Assets
Cash and due from subsidiary	$88,365	$63,927
Investments	10,535	10,313
Investments in subsidiaries	1,104,356	1,094,063
Other assets	680	392
Total assets	$1,203,936	$1,168,695
Liabilities and Stockholders’ Equity
Junior subordinated debentures	$40,552	$39,720
Subordinated notes	121,378	152,622
Other liabilities	2,999	3,824
Stockholders’ equity	1,039,007	972,529
Total liabilities and stockholders’ equity	$1,203,936	$1,168,695

Statements of Income	Years Ended December 31,
(in thousands)	2023	2022	2021
Interest income	$126	$81	$18
Interest expense	10,633	8,687	2,959
Net interest expense	(10,507)	(8,606)	(2,941)
Dividend income from subsidiaries	70,000	77,775	65,000
Operating expense	(107)	(457)	(2,562)
Gain (loss) on investments, net	(1,164)	395	3,995
Income tax benefit	3,803	2,373	437
Earnings before equity in undistributed income (loss) of subsidiaries	62,025	71,480	63,929
Equity in undistributed income (loss) of subsidiaries	(509)	22,780	(3,277)
Net income	$61,516	$94,260	$60,652

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Statements of Cash Flows	Years Ended December 31,
(in thousands)	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$61,516	$94,260	$60,652
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on borrowings	588	427	584
(Gain) loss on investments, net	1,164	(395)	(3,995)
Change in other assets and liabilities, net	(1,190)	(1,775)	1,013
Equity in undistributed (income) loss of subsidiaries, net of dividends	509	(22,780)	3,277
Net cash provided by operating activities	62,587	69,737	61,531
Cash Flows from Investing Activities:
Proceeds from sale of investments	75	1,835	4,105
Purchases of investments	(1,451)	(2,116)	(5,049)
Net cash paid in business combinations	—	(31,970)	(63,892)
Net cash used in investing activities	(1,376)	(32,251)	(64,836)
Cash Flows From Financing Activities:
Purchase and retirement of common stock	(1,521)	(61,497)	(62,583)
Proceeds from issuance of common stock, net	6,867	3,282	2,382
Cash dividends on common stock	(11,119)	—	—
Capitalized issuance costs, net	—	—	(789)
Repayment of long-term borrowings	(31,000)	—	—
Proceeds from issuance of subordinated notes, net	—	—	98,953
Net cash provided by (used in) financing activities	(36,773)	(58,215)	37,963
Net increase (decrease) in cash and due from subsidiary	24,438	(20,729)	34,658
Beginning cash and due from subsidiary	63,927	84,656	49,998
Ending cash and due from subsidiary	$88,365	$63,927	$84,656
NOTE 20. EARNINGS PER COMMON SHARE
Presented below are the calculations for basic and diluted earnings per common share.

	Years Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Net income	$61,516	$94,260	$60,652
Weighted average common shares outstanding	14,743	13,909	10,736
Effect of dilutive common stock awards	328	466	409
Diluted weighted average common shares outstanding	15,071	14,375	11,145
Basic earnings per common share	$4.17	$6.78	$5.65
Diluted earnings per common share	$4.08	$6.56	$5.44
Options to purchase approximately 0.2 million shares for the year ended December 31, 2023, were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. Comparatively, options to purchase approximately 0.1 million shares for the years ended December 31, 2022 and December 31, 2021, respectively, were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee
Nicolet Bankshares, Inc.
Green Bay, Wisconsin

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nicolet Bankshares, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on COSO.

Basis for Opinions

These financial statements are the responsibility of the Company’s management. Our responsibility is to express opinions on the Company’s financial statements and internal control over financial reporting based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and about whether effective internal control over financial reporting was maintained in all material respects.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - Loans

Description of the Matter

The Company’s loan portfolio totaled $6.35 billion as of December 31, 2023, and the allowance for credit losses on loans (ACL) was $63.61 million.

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

FORVIS, LLP

We have served as the Company’s auditor since 2021.

Springfield, Missouri
February 28, 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2023 there were no changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2023, was effective.
FORVIS, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 is included under the heading “Report of Independent Registered Public Accounting Firm” In Part II, Item 8.
ITEM 9B. OTHER INFORMATION
Employment Agreements for Messrs. Witczak and Hutjens
•The employment agreements provide for an initial 1-year term, which renews automatically each day so that the term remains one year unless either party gives notice of intent that automatic renewals shall cease.
•Each executive shall receive a base salary, which the Compensation Committee reviews annually.

•Each executive is eligible to receive annual bonus compensation comprised of a cash and an equity award (with each at a defined target percentage of base salary) at the discretion of the Board.  Any incentive-based compensation or other compensation paid to the executive under the employment agreement is subject to clawback under certain circumstances.
•Each executive is eligible to receive reimbursement for reasonable and necessary business expenses in addition to country club annual dues and certain other benefit programs open to other similarly situated Nicolet employees.
•The employment agreements provide for up to 12 months of base pay as severance plus 12 months of health continuation coverage in the event the executive is involuntarily terminated by Nicolet without Cause or if the executive resigns for Good Reason. If the executive resigns for Good Reason within 24 months following a Change of Control, the executive shall receive severance equal to 2.99 times the base salary in effect immediately prior to the Change of Control plus the largest annual bonus paid to the executive during the prior three consecutive years, and 18 months of health continuation coverage.
•Upon executive’s voluntary termination without Good Reason, the Company may elect to either retain the executive as an employee during the 60 day notice period or immediately accept the executive’s notice and terminate the executive’s employment.
•The employment agreements include covenants that restrict the executives, for a period of 12 months following their termination for any reason, including (i) non-competition, (ii) non-solicitation of customers, and (iii) non-solicitation of employees to which the executive had Material Contact.
•Payments made in connection with a change in control would be reduced, if necessary, to ensure that no payments constitute an excess parachute payment under Internal Revenue Code Section 280G.

The foregoing summary of the material terms of the Employment Agreements are qualified in their entirety by reference to the full text of the agreements, which are filed as Exhibits 10.15 and 10.17 for Messrs. Witczak and Hutjens, respectively, to this Annual Report on Form 10-K.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements: None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Information Regarding Directors and Executive Officers. The information required by this Item 10 regarding our directors and director nominees contained under the caption “Election of Directors” under the heading “Proposal 1: Election of Directors” in the 2024 Proxy Statement is incorporated herein by reference.
(b) Compliance with Section 16(a) of the Exchange Act. Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act, will be contained under the caption “Delinquent Section 16(a) Reports” in the 2024 Proxy Statement, which information under such caption is incorporated herein by reference.
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
(e) Audit Committee Information. Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts may be found under the caption “Board Committees - Audit & Compliance Committee” in the 2024 Proxy Statement, which information pertaining to the audit committee and its membership and audit committee financial experts under such captions is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation is contained under the captions “Director Compensation” and “Executive Compensation - Compensation Discussion and Analysis ” in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the caption “Stock Ownership” in the 2024 Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	1,680,246	$62.09	652,397
Equity compensation plans not approved by security holders	—	—	—
Total at December 31, 2023	1,680,246	$62.09	652,397
(1) Includes 57,158 shares potentially issuable upon the vesting of outstanding restricted stock.
(2) The weighted average exercise price relates only to the exercise of outstanding options included in column (a).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Related Party Transactions” in the 2024 Proxy Statement, which information under such heading is incorporated herein by reference. The information required by this Item 13 regarding director independence is contained under the caption “Affirmative Determinations Regarding Director Independence” in the 2024 Proxy Statement, which information under such caption is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 regarding fees we paid to our principal accountant, FORVIS, LLP (U.S. PCAOB Auditor Firm ID 686), and the pre-approval policies and procedures established by the Audit Committee of our Board is contained under the caption “Fees Paid to Auditors” in the 2024 Proxy Statement, which information under such caption is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following is a list of documents filed as a part of this Report:

1.Financial Statements. The following consolidated financial statements of Nicolet Bankshares, Inc. and related reports of our independent registered public accounting firm are incorporated into this Item 15 by reference from Part II, Item 8.

Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021
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

10.6†	Nicolet National Bank 2002 Deferred Compensation Plan, as amended. (10)
10.7†	Nicolet National Bank 2009 Deferred Compensation Plan for Non-Employee Directors. (7)
10.8†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Michael E. Daniels. (11)
10.9†	Succession Plan and Advisory Services Agreement, dated November 6, 2023, by and between the Registrant and Robert B. Atwell. (12)
10.10†	Employment Agreement, dated June 7, 2021, by and among the Registrant, Nicolet National Bank and H. Phillip Moore, Jr. (13)
10.11†	Nicolet Bankshares, Inc. Employee Stock Purchase Plan. (15)
10.12†	[Reserved]
10.13†	Nicolet Bankshares, Inc. 2010 Equity Incentive Plan (formerly the Baylake Corp. 2010 Equity Incentive Plan), and forms of award documents. (14)
10.14†	[Reserved]
10.15†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Eric J. Witczak.
10.16	[Reserved]
10.17†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Brad V. Hutjens.
21.1	Subsidiaries of Nicolet Bankshares, Inc.
23.1	Consent of FORVIS, LLP
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97.1	Policy relating to recovery of erroneously awarded compensation
101
Interactive data files for Nicolet Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page from Nicolet Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (formatted in Inline XBRL and contained in Exhibit 101).
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
(12) Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 7, 2023 (File No. 001-37700).
(13) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2021 (File No. 001-37700).
(14) Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016 (File No. 001-37700).
(15) Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed March 7, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICOLET BANKSHARES, INC.

February 28, 2024	By:	/s/ Michael E. Daniels
Michael E. Daniels, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 28, 2024

/s/ Michael E. Daniels	/s/ Andrew F. Hetzel, Jr.
Michael E. Daniels	Andrew F. Hetzel, Jr.
Chairman, President, and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ H. Phillip Moore, Jr.	/s/ Brenda L. Johnson
H. Phillip Moore, Jr.	Brenda L. Johnson
Chief Financial Officer	Director
(Principal Financial and Accounting Officer)

/s/ Robert B. Atwell	/s/ Donald J. Long, Jr.
Robert B. Atwell	Donald J. Long, Jr.
Director	Director

/s/ Marcia M. Anderson	/s/ Dustin J. McClone
Marcia M. Anderson	Dustin J. McClone
Director	Director

/s/ Héctor Colón	/s/ Susan L. Merkatoris
Héctor Colón	Susan L. Merkatoris
Director	Director

/s/ Lynn D. Davis	/s/ Oliver Pierce Smith
Lynn D. Davis	Oliver Pierce Smith
Director	Director

/s/ John N. Dykema	/s/ Glen E. Tellock
John N. Dykema	Glen E. Tellock
Director	Director

/s/ Christopher J. Ghidorzi	/s/ Robert J. Weyers
Christopher J. Ghidorzi	Robert J. Weyers
Director	Director