Form 10-Q
period 2024-03-31
NICOLET BANKSHARES INC
filed 2024-05-08
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024 there were 14,933,474 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
March 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$81,677	$129,898
Interest-earning deposits	345,747	361,533
Cash and cash equivalents	427,424	491,431
Certificates of deposit in other banks	5,639	6,374
Securities available for sale (“AFS”), at fair value	803,963	802,573
Other investments	60,464	57,560
Loans held for sale	5,022	4,160
Loans	6,397,617	6,353,942
Allowance for credit losses - loans (“ACL-Loans”)	(64,347)	(63,610)
Loans, net	6,333,270	6,290,332
Premises and equipment, net	119,962	118,756
Bank owned life insurance (“BOLI”)	170,746	169,392
Goodwill and other intangibles, net	393,183	394,366
Accrued interest receivable and other assets	126,989	133,734
Total assets	$8,446,662	$8,468,678

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$1,665,229	$1,958,709
Interest-bearing deposits	5,500,503	5,239,091
Total deposits	7,165,732	7,197,800
Short-term borrowings	—	—
Long-term borrowings	162,257	166,930
Accrued interest payable and other liabilities	55,018	64,941
Total liabilities	7,383,007	7,429,671

Stockholders’ Equity:
Common stock	149	149
Additional paid-in capital	636,621	633,770
Retained earnings	482,295	458,261
Accumulated other comprehensive income (loss)	(55,410)	(53,173)
Total stockholders’ equity	1,063,655	1,039,007
Total liabilities and stockholders’ equity	$8,446,662	$8,468,678

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	14,930,549	14,894,209
Common shares issued	14,987,207	14,951,367
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income (Loss)
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Interest income:
Loans, including loan fees	$93,648	$79,142
Investment securities:
Taxable	4,557	4,961
Tax-exempt	1,238	1,737
Other interest income	4,588	1,536
Total interest income	104,031	87,376
Interest expense:
Deposits	38,990	24,937
Short-term borrowings	—	3,212
Long-term borrowings	2,234	2,506
Total interest expense	41,224	30,655
Net interest income	62,807	56,721
Provision for credit losses	750	3,090
Net interest income after provision for credit losses	62,057	53,631
Noninterest income:
Wealth management fee income	6,485	5,512
Mortgage income, net	1,364	1,466
Service charges on deposit accounts	1,581	1,480
Card interchange income	3,098	3,033
BOLI income	1,347	1,200
Deferred compensation plan asset market valuations	59	946
LSR income, net	1,134	1,155
Asset gains (losses), net	1,909	(38,468)
Other income	2,445	1,832
Total noninterest income	19,422	(21,844)
Noninterest expense:
Personnel	26,510	24,328
Occupancy, equipment and office	8,944	8,783
Business development and marketing	2,142	2,121
Data processing	4,270	3,988
Intangibles amortization	1,833	2,161
FDIC assessments	1,033	540
Merger-related expense	—	163
Other expense	2,415	2,791
Total noninterest expense	47,147	44,875
Income (loss) before income tax expense (benefit)	34,332	(13,088)
Income tax expense (benefit)	6,542	(4,190)
Net income (loss)	$27,790	$(8,898)
Earnings (loss) per common share:
Basic	$1.86	$(0.61)
Diluted	$1.82	$(0.61)
Weighted average common shares outstanding:
Basic	14,907,124	14,694,451
Diluted	15,249,179	14,694,451
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$27,790	$(8,898)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	(1,770)	15,294
Net realized (gains) losses included in income	(968)	213
Reclassification adjustment for securities transferred from held to maturity to available for sale	—	(20,434)
Income tax (expense) benefit	501	1,330
Total other comprehensive income (loss)	(2,237)	(3,597)
Comprehensive income (loss)	$25,553	$(12,495)
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2023	$149	$633,770	$458,261	$(53,173)	$1,039,007
Comprehensive income:
Net income, three months ended March 31, 2024	—	—	27,790	—	27,790
Other comprehensive income (loss)	—	—	—	(2,237)	(2,237)
Stock-based compensation expense	—	1,381	—	—	1,381
Cash dividends on common stock, $0.25 per share	—	—	(3,756)	—	(3,756)
Exercise of stock options, net	—	1,268	—	—	1,268
Issuance of common stock	—	202	—	—	202
Balances at March 31, 2024	$149	$636,621	$482,295	$(55,410)	$1,063,655
Balances at December 31, 2022	$147	$621,988	$407,864	$(57,470)	$972,529
Comprehensive income:
Net income (loss), three months ended March 31, 2023	—	—	(8,898)	—	(8,898)
Other comprehensive income (loss)	—	—	—	(3,597)	(3,597)
Stock-based compensation expense	—	1,424	—	—	1,424
Exercise of stock options, net	—	148	—	—	148
Issuance of common stock	—	186	—	—	186
Balances at March 31, 2023	$147	$623,746	$398,966	$(61,067)	$961,792
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss)	$27,790	$(8,898)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	4,797	4,197
Provision for credit losses	750	3,090
Increase in cash surrender value of life insurance	(1,347)	(1,087)
Stock-based compensation expense	1,381	1,424
Asset (gains) losses, net	(1,909)	38,468
Gain on sale of loans held for sale, net	(1,090)	(612)
Proceeds from sale of loans held for sale	29,261	17,789
Origination of loans held for sale	(29,360)	(20,861)
Net change due to:
Accrued interest receivable and other assets	3,032	(2,326)
Accrued interest payable and other liabilities	(9,923)	(15,642)
Net cash provided by (used in) operating activities	23,382	15,542
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(42,188)	(41,764)
Net (increase) decrease in certificates of deposit in other banks	735	1,225
Purchases of securities AFS	(48,042)	—
Proceeds from sales of securities AFS	4,987	22,565
Proceeds from sales of securities HTM	—	460,051
Proceeds from calls and maturities of securities AFS	39,009	42,028
Proceeds from calls and maturities of securities HTM	—	2,916
Purchases of other investments	(230)	(3,801)
Proceeds from sales of other investments	625	11,108
Proceeds from redemption of BOLI	—	117
Net (increase) decrease in premises and equipment	(3,325)	(5,646)
Net (increase) decrease in other real estate and other assets	(596)	—
Net cash provided by (used in) investing activities	(49,025)	488,799
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(32,068)	(250,218)
Net increase (decrease) in short-term borrowings	—	(267,000)
Repayments of long-term borrowings	(4,010)	(28,000)
Cash dividends paid on common stock	(3,756)	—
Proceeds from issuance of common stock	202	186
Proceeds from exercise of stock options	1,268	148
Net cash provided by (used in) financing activities	(38,364)	(544,884)
Net increase (decrease) in cash and cash equivalents	(64,007)	(40,543)
Cash and cash equivalents:
Beginning	491,431	154,723
Ending *	$427,424	$114,180
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$41,267	$30,825
Cash paid for taxes	50	—
Transfer of securities from HTM to AFS	—	177,727
Transfer of loans and bank premises to other real estate owned	27	—
Capitalized mortgage servicing rights	327	204
* There was no restricted cash in cash and cash equivalents at either March 31, 2024 or March 31, 2023.
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
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Critical Accounting Policies and Estimates
Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Material estimates may be used in accounting for, among other items, the allowance for credit losses, valuation of loans in acquisition transactions, useful lives for depreciation and amortization, fair value of financial instruments, impairment calculations, valuation of deferred tax assets, uncertain income tax positions and contingencies. These estimates and assumptions are based on management’s knowledge of historical experience, current information, and other factors deemed to be relevant; accordingly, as this information changes, actual results could differ from those estimates. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes in applicable banking or tax regulations, and changes to deferred tax estimates. Nicolet considers accounting estimates to be critical to reported financial results if the accounting estimate requires management to make assumptions about matters that are highly uncertain and different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the financial statements. The accounting estimates we consider to be critical include business combinations and the valuation of loans acquired, the determination of the allowance for credit losses, and income taxes.
There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying critical accounting policies and developing critical accounting estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements Adopted
In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This ASU permits reporting entities to elect to account for tax equity investments, regardless of the tax credit program for which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the income statement as a component of income tax expense. A reporting entity makes an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. This ASU also requires specific disclosures of investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method. The updated guidance is effective for fiscal years beginning after December 15, 2023. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
Future Accounting Pronouncements
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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands segment disclosure requirements for public entities to include disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and is not expected to have a material impact on the consolidated financial statements.

Reclassifications
Certain amounts in the 2023 consolidated financial statements have been reclassified to conform to the 2024 presentation. These reclassifications were not material and did not impact previously reported net income or comprehensive income.

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

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Net income (loss)	$27,790	$(8,898)
Weighted average common shares outstanding	14,907	14,694
Effect of dilutive common stock awards	342	—
Diluted weighted average common shares outstanding	15,249	14,694
Basic earnings (loss) per common share*	$1.86	$(0.61)
Diluted earnings (loss) per common share*	$1.82	$(0.61)
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
For the three months ended March 31, 2024, options to purchase approximately 0.1 million shares were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. As a result of the Company’s reported net loss for the three months ended March 31, 2023, all of the common stock awards outstanding were excluded from the computation of diluted earnings (loss) per common share.

Note 3 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plans to certain officers, employees and directors. These plans are administered by a committee of the Board of Directors, and at March 31, 2024, approximately 0.6 million shares were available for grant under these stock-based compensation plans.
A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants for the three months ended March 31, 2024 were as follows. There were no stock options granted for the three months ended March 31, 2023.

Three Months Ended March 31, 2024
Dividend yield	1.3%
Expected volatility	30%
Risk-free interest rate	4.31%
Expected average life	7 years
Weighted average per share fair value of options	$27.67

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2023	1,623,088	$62.09
Granted	20,000	78.72
Exercise of stock options *	(34,534)	39.87
Forfeited	(3,500)	73.54
Outstanding - March 31, 2024	1,605,054	$62.75	5.2	$37,443
Exercisable - March 31, 2024	1,160,497	$57.34	4.2	$33,301
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the three months ended March 31, 2024, 1,131 such shares were withheld by the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the three months ended March 31, 2024 and 2023 was approximately $1.5 million and $0.2 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2023	$76.61	57,158
Granted	—	—
Vested *	72.00	(500)
Outstanding - March 31, 2024	$76.65	56,658
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable withholding at the minimum statutory withholding rate, and accordingly 175 shares were surrendered for the three months ended March 31, 2024.
The Company recognized approximately $1.4 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for both the three months ended March 31, 2024 and the three months ended March 31, 2023, associated with its common stock awards granted to officers and employees. As of March 31, 2024, there was approximately $12.8 million of unrecognized compensation cost related to equity award grants, which is expected to be recognized over the remaining vesting period of approximately three years. The Company recognized a tax benefit of approximately $0.2 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

Note 4 – Securities and Other Investments
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

The amortized cost and fair value of securities AFS are summarized as follows.

	March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$15,940	$—	$1,998	$13,942
U.S. government agency securities	7,038	—	59	6,979
State, county and municipals	340,665	226	27,826	313,065
Mortgage-backed securities	423,325	1,007	38,242	386,090
Corporate debt securities	92,347	—	8,460	83,887
Total securities AFS	$879,315	$1,233	$76,585	$803,963

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$15,988	$—	$1,865	$14,123
U.S. government agency securities	7,430	—	46	7,384
State, county and municipals	360,496	651	26,325	334,822
Mortgage-backed securities	388,378	1,437	37,193	352,622
Corporate debt securities	102,895	26	9,299	93,622
Total securities AFS	$875,187	$2,114	$74,728	$802,573
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

Proceeds and realized gains or losses from the sale of AFS and HTM securities were as follows.

	Three Months Ended March 31,
(in thousands)	2024	2023
Securities AFS:
Gross gains	$1,038	$126
Gross losses	(70)	(339)
Gains (losses) on sales of securities AFS, net	$968	$(213)
Proceeds from sales of securities AFS	$4,987	$22,565
Securities HTM:
Gross gains	$—	$—
Gross losses	—	(37,723)
Gains (losses) on sales of securities HTM, net	$—	$(37,723)
Proceeds from sales of securities HTM	$—	$460,051
All mortgage-backed securities included in the securities portfolio were issued by U.S. government agencies and corporations. Investment securities with a carrying value of $366 million and $364 million, as of March 31, 2024 and December 31, 2023, respectively, were pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Accrued interest on investment securities totaled $5 million at both March 31, 2024 and December 31, 2023, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	March 31, 2024
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$13,942	$1,998	$13,942	$1,998	1
U.S. government agency securities	5,245	36	1,734	23	6,979	59	11
State, county and municipals	32,220	574	247,255	27,252	279,475	27,826	536
Mortgage-backed securities	41,197	274	278,448	37,968	319,645	38,242	444
Corporate debt securities	5,492	49	75,597	8,411	81,089	8,460	55
Total	$84,154	$933	$616,976	$75,652	$701,130	$76,585	1,047

	December 31, 2023
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$14,123	$1,865	$14,123	$1,865	1
U.S. government agency securities	4,621	31	1,793	15	6,414	46	10
State, county and municipals	29,336	330	257,916	25,995	287,252	26,325	528
Mortgage-backed securities	6	—	291,124	37,193	291,130	37,193	433
Corporate debt securities	—	—	85,265	9,299	85,265	9,299	59
Total	$33,963	$361	$650,221	$74,367	$684,184	$74,728	1,031

During first quarter 2023, the Company recognized provision expense of $2.3 million related to the expected credit loss on a bank subordinated debt investment (acquired in an acquisition), and immediately charged-off the full investment. The Company does not consider its remaining securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these AFS securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. As of March 31, 2024 and December 31, 2023, no allowance for credit losses on AFS securities was recognized.
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

As of March 31, 2024	Securities AFS
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$39,136	$38,732
Due in one year through five years	135,670	124,331
Due after five years through ten years	181,049	161,532
Due after ten years	100,135	93,278
	455,990	417,873
Mortgage-backed securities	423,325	386,090
Total investment securities	$879,315	$803,963
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

	March 31, 2024	December 31, 2023
(in thousands)	Amount	Amount
Federal Reserve Bank stock	$32,871	$33,087
Federal Home Loan Bank (“FHLB”) stock	9,674	9,674
Equity securities with readily determinable fair values	8,771	4,240
Other investments	9,148	10,559
Total other investments	$60,464	$57,560

Note 5 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	March 31, 2024		December 31, 2023
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,307,490	20%	$1,284,009	20%
Owner-occupied commercial real estate (“CRE”)	955,786	15	956,594	15
Agricultural	1,190,371	19	1,161,531	18
CRE investment	1,188,722	18	1,142,251	18
Construction & land development	241,730	4	310,110	5
Residential construction	84,370	2	75,726	1
Residential first mortgage	1,167,069	18	1,167,109	19
Residential junior mortgage	206,434	3	200,884	3
Retail & other	55,645	1	55,728	1
Loans	6,397,617	100%	6,353,942	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	64,347		63,610
Loans, net	$6,333,270		$6,290,332
Allowance for credit losses - Loans to loans	1.01%		1.00%
Accrued interest on loans totaled $21 million and $19 million at March 31, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.
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
A roll forward of the allowance for credit losses - loans is summarized as follows.

	Three Months Ended		Year Ended
(in thousands)	March 31, 2024	March 31, 2023	December 31, 2023
Beginning balance	$63,610	$61,829	$61,829
Provision for credit losses	750	750	2,650
Charge-offs	(216)	(184)	(1,653)
Recoveries	203	17	784
Net (charge-offs) recoveries	(13)	(167)	(869)
Ending balance	$64,347	$62,412	$63,610

The following tables present the balance and activity in the ACL-Loans by portfolio segment.

	Three Months Ended March 31, 2024
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$15,225	$9,082	$12,629	$12,693	$2,440	$916	$7,320	$2,098	$1,207	$63,610
Provision	(349)	274	(184)	1,468	(445)	86	(246)	(6)	152	750
Charge-offs	(82)	(30)	—	—	—	—	—	—	(104)	(216)
Recoveries	7	192	—	—	—	—	—	3	1	203
Net (charge-offs) recoveries	(75)	162	—	—	—	—	—	3	(103)	(13)
Ending balance	$14,801	$9,518	$12,445	$14,161	$1,995	$1,002	$7,074	$2,095	$1,256	$64,347
As % of ACL-Loans	23%	15%	19%	22%	3%	2%	11%	3%	2%	100%

	Year Ended December 31, 2023
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$16,350	$9,138	$9,762	$12,744	$2,572	$1,412	$6,976	$1,846	$1,029	$61,829
Provision	(1,205)	470	2,930	(51)	(132)	(496)	346	347	441	2,650
Charge-offs	(440)	(773)	(66)	—	—	—	(5)	(96)	(273)	(1,653)
Recoveries	520	247	3	—	—	—	3	1	10	784
Net (charge-offs) recoveries	80	(526)	(63)	—	—	—	(2)	(95)	(263)	(869)
Ending balance	$15,225	$9,082	$12,629	$12,693	$2,440	$916	$7,320	$2,098	$1,207	$63,610
As % of ACL-Loans	24%	14%	20%	20%	4%	—%	12%	4%	2%	100%
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
Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in accrued interest payable and other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The reserve for unfunded commitments was $3.0 million at both March 31, 2024 and December 31, 2023.

Provision for Credit Losses:
The provision for credit losses is determined by the Company as the amount to be added to the ACL loss accounts for various types of financial instruments including loans, investment securities, and off-balance sheet credit exposures after net charge-offs have been deducted to bring the ACL to a level that, in management’s judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. See Note 4 for additional information regarding the ACL related to investment securities. The following table presents the components of the provision for credit losses.

	Three Months Ended		Year Ended
(in thousands)	March 31, 2024	March 31, 2023	December 31, 2023
Provision for credit losses on:
Loans	$750	$750	$2,650
Unfunded commitments	—	—	—
Investment securities	—	2,340	2,340
Total	$750	$3,090	$4,990
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

March 31, 2024	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,157	$2,157	$2,157	$—	$—
Owner-occupied CRE	4,010	—	4,010	3,863	147	24
Agricultural	7,093	5,324	12,417	7,596	4,821	94
CRE investment	1,195	—	1,195	1,195	—	—
Residential first mortgage	517	—	517	517	—	—
Total loans	$12,815	$7,481	$20,296	$15,328	$4,968	$118

December 31, 2023	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,576	$2,576	$2,164	$412	$196
Owner-occupied CRE	3,614	—	3,614	3,465	149	24
Agricultural	6,931	5,219	12,150	7,261	4,889	117
CRE investment	1,261	—	1,261	871	390	18
Residential first mortgage	674	—	674	674	—	—
Total loans	$12,480	$7,795	$20,275	$14,435	$5,840	$355

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	March 31, 2024
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$799	$3,761	$1,302,930	$1,307,490
Owner-occupied CRE	1,457	4,721	949,608	955,786
Agricultural	35	12,418	1,177,918	1,190,371
CRE investment	83	1,430	1,187,209	1,188,722
Construction & land development	14	10	241,706	241,730
Residential construction	—	—	84,370	84,370
Residential first mortgage	5,020	3,983	1,158,066	1,167,069
Residential junior mortgage	156	171	206,107	206,434
Retail & other	353	183	55,109	55,645
Total loans	$7,917	$26,677	$6,363,023	$6,397,617
Percent of total loans	0.1%	0.4%	99.5%	100.0%

	December 31, 2023
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$540	$4,046	$1,279,423	$1,284,009
Owner-occupied CRE	2,123	4,399	950,072	956,594
Agricultural	12	12,185	1,149,334	1,161,531
CRE investment	3,060	1,453	1,137,738	1,142,251
Construction & land development	171	161	309,778	310,110
Residential construction	—	—	75,726	75,726
Residential first mortgage	2,663	4,059	1,160,387	1,167,109
Residential junior mortgage	547	150	200,187	200,884
Retail & other	327	172	55,229	55,728
Total loans	$9,443	$26,625	$6,317,874	$6,353,942
Percent of total loans	0.1%	0.4%	99.5%	100.0%

The following table presents nonaccrual loans by portfolio segment.

	March 31, 2024		December 31, 2023
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$3,761	13%	$4,046	15%
Owner-occupied CRE	4,721	18	4,399	16
Agricultural	12,418	47	12,185	46
CRE investment	1,430	5	1,453	5
Construction & land development	10	—	161	1
Residential construction	—	—	—	—
Residential first mortgage	3,983	15	4,059	15
Residential junior mortgage	171	1	150	1
Retail & other	183	1	172	1
Nonaccrual loans	$26,677	100%	$26,625	100%
Percent of total loans	0.4%		0.4%

Credit Quality Information:
The following tables present total loans by risk categories and gross charge-offs by year of origination. Acquired loans have been included based upon the actual origination date.

March 31, 2024	Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$53,800	$217,996	$219,568	$161,847	$60,248	$115,279	$368,107	$—	$1,196,845
Grade 5	288	2,883	14,017	7,691	3,189	8,857	28,460	—	65,385
Grade 6	—	93	855	175	181	1,547	15,411	—	18,262
Grade 7	44	5,803	4,001	2,418	2,421	10,572	1,739	—	26,998
Total	$54,132	$226,775	$238,441	$172,131	$66,039	$136,255	$413,717	$—	$1,307,490
Current period gross charge-offs	$—	$—	$—	$(2)	$(19)	$(22)	$(39)	$—	$(82)
Owner-occupied CRE
Grades 1-4	$22,733	$109,635	$160,965	$173,754	$87,951	$317,931	$3,384	$—	$876,353
Grade 5	603	7,439	3,024	6,820	5,044	35,089	25	—	58,044
Grade 6	—	—	—	4,848	636	11	—	—	5,495
Grade 7	—	—	2,415	1,057	6,873	5,324	225	—	15,894
Total	$23,336	$117,074	$166,404	$186,479	$100,504	$358,355	$3,634	$—	$955,786
Current period gross charge-offs	$—	$—	$—	$—	$—	$(30)	$—	$—	$(30)
Agricultural
Grades 1-4	$29,159	$138,632	$262,622	$132,375	$77,638	$152,042	$278,803	$—	$1,071,271
Grade 5	2,355	6,304	14,070	5,666	1,663	34,967	17,636	—	82,661
Grade 6	—	—	—	—	—	336	91	—	427
Grade 7	105	2,490	6,727	6,207	448	14,707	5,328	—	36,012
Total	$31,619	$147,426	$283,419	$144,248	$79,749	$202,052	$301,858	$—	$1,190,371
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
CRE investment
Grades 1-4	$24,742	$40,089	$222,858	$252,208	$168,792	$390,814	$10,770	$—	$1,110,273
Grade 5	—	2,777	7,631	17,691	6,455	32,140	49	—	66,743
Grade 6	—	—	—	—	1,435	1,323	47	—	2,805
Grade 7	—	—	—	19	—	8,882	—	—	8,901
Total	$24,742	$42,866	$230,489	$269,918	$176,682	$433,159	$10,866	$—	$1,188,722
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$7,879	$50,418	$93,190	$61,462	$9,208	$12,418	$2,229	$—	$236,804
Grade 5	—	—	19	3,025	1,241	586	—	—	4,871
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	45	—	—	—	10	—	—	55
Total	$7,879	$50,463	$93,209	$64,487	$10,449	$13,014	$2,229	$—	$241,730
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$6,349	$66,030	$8,077	$2,773	$143	$598	$400	$—	$84,370
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$6,349	$66,030	$8,077	$2,773	$143	$598	$400	$—	$84,370
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$27,598	$163,636	$384,613	$241,463	$125,902	$209,364	$476	$2	$1,153,054
Grade 5	—	320	1,481	1,075	987	4,474	—	—	8,337
Grade 6	—	—	—	573	—	—	—	—	573
Grade 7	—	24	384	611	432	3,654	—	—	5,105
Total	$27,598	$163,980	$386,478	$243,722	$127,321	$217,492	$476	$2	$1,167,069
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential junior mortgage
Grades 1-4	$6,398	$12,482	$7,037	$3,271	$4,121	$6,375	$160,217	$6,106	$206,007
Grade 5	—	—	—	—	—	—	25	—	25
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	30	30	200	—	26	116	—	402
Total	$6,398	$12,512	$7,067	$3,471	$4,121	$6,401	$160,358	$6,106	$206,434
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Retail & other
Grades 1-4	$2,451	$6,827	$7,212	$5,011	$2,126	$5,291	$26,502	$—	$55,420
Grade 5	—	—	—	20	—	—	—	—	20
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	93	—	23	7	82	—	—	205
Total	$2,451	$6,920	$7,212	$5,054	$2,133	$5,373	$26,502	$—	$55,645
Current period gross charge-offs	$—	$(68)	$(9)	$—	$—	$—	$(27)	$—	$(104)
Total loans	$184,504	$834,046	$1,420,796	$1,092,283	$567,141	$1,372,699	$920,040	$6,108	$6,397,617

December 31, 2023	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$223,515	$234,193	$171,555	$66,026	$49,054	$81,272	$359,284	$—	$1,184,899
Grade 5	3,252	13,656	7,516	3,388	5,074	7,020	18,753	—	58,659
Grade 6	—	562	502	187	3	1,009	10,974	—	13,237
Grade 7	5,742	3,702	2,655	2,409	1,769	9,244	1,693	—	27,214
Total	$232,509	$252,113	$182,228	$72,010	$55,900	$98,545	$390,704	$—	$1,284,009
Current period gross charge-offs	$—	$(89)	$(114)	$—	$—	$(222)	$(15)	$—	$(440)
Owner-occupied CRE
Grades 1-4	$114,704	$156,723	$181,128	$91,038	$85,430	$247,730	$4,181	$—	$880,934
Grade 5	5,416	4,024	7,858	5,092	3,994	27,585	52	—	54,021
Grade 6	—	—	3,905	—	1,531	12	—	—	5,448
Grade 7	—	1,304	1,071	6,988	338	6,340	150	—	16,191
Total	$120,120	$162,051	$193,962	$103,118	$91,293	$281,667	$4,383	$—	$956,594
Current period gross charge-offs	$—	$—	$—	$—	$—	$(773)	$—	$—	$(773)
Agricultural
Grades 1-4	$120,200	$274,491	$134,706	$78,944	$22,985	$139,212	$277,170	$—	$1,047,708
Grade 5	6,345	11,975	5,718	703	394	33,658	15,522	—	74,315
Grade 6	—	130	1,017	—	51	2,256	194	—	3,648
Grade 7	2,519	6,691	5,360	428	1,679	12,098	7,085	—	35,860
Total	$129,064	$293,287	$146,801	$80,075	$25,109	$187,224	$299,971	$—	$1,161,531
Current period gross charge-offs	$—	$—	$—	$—	$—	$(66)	$—	$—	$(66)
CRE investment
Grades 1-4	$30,720	$194,442	$256,765	$169,078	$113,510	$283,339	$11,146	$—	$1,059,000
Grade 5	2,790	7,746	17,899	9,857	11,232	23,108	49	—	72,681
Grade 6	—	—	—	—	—	1,340	65	—	1,405
Grade 7	—	51	21	—	1,034	8,059	—	—	9,165
Total	$33,510	$202,239	$274,685	$178,935	$125,776	$315,846	$11,260	$—	$1,142,251
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$51,253	$149,155	$64,761	$9,441	$4,939	$22,548	$2,883	$—	$304,980
Grade 5	—	23	3,044	1,264	504	88	—	—	4,923
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	46	—	—	—	—	86	75	—	207
Total	$51,299	$149,178	$67,805	$10,705	$5,443	$22,722	$2,958	$—	$310,110
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$57,033	$13,035	$3,316	$1,118	$130	$1,094	$—	$—	$75,726
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$57,033	$13,035	$3,316	$1,118	$130	$1,094	$—	$—	$75,726
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$164,917	$389,246	$247,957	$130,857	$56,223	$162,424	$887	$2	$1,152,513
Grade 5	—	1,286	1,088	1,250	2,239	2,913	—	—	8,776
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	28	392	616	388	1,117	3,279	—	—	5,820
Total	$164,945	$390,924	$249,661	$132,495	$59,579	$168,616	$887	$2	$1,167,109
Current period gross charge-offs	$—	$—	$—	$—	$—	$(5)	$—	$—	$(5)
Residential junior mortgage
Grades 1-4	$14,020	$7,277	$4,053	$4,187	$2,753	$3,909	$157,960	$6,342	$200,501
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	31	31	202	—	—	27	92	—	383
Total	$14,051	$7,308	$4,255	$4,187	$2,753	$3,936	$158,052	$6,342	$200,884
Current period gross charge-offs	$—	$—	$—	$—	$—	$(96)	$—	$—	$(96)
Retail & other
Grades 1-4	$8,207	$8,107	$5,345	$2,434	$1,689	$3,869	$25,891	$—	$55,542
Grade 5	—	—	38	—	—	—	—	—	38
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	31	—	25	8	19	65	—	—	148
Total	$8,238	$8,107	$5,408	$2,442	$1,708	$3,934	$25,891	$—	$55,728
Current period gross charge-offs	$(7)	$(1)	$—	$(1)	$—	$(52)	$(212)	$—	$(273)
Total loans	$810,769	$1,478,242	$1,128,121	$585,085	$367,691	$1,083,584	$894,106	$6,344	$6,353,942

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
Modifications to Borrowers Experiencing Financial Difficulty:
The following table presents the amortized cost of loans that were made to borrowers experiencing financial difficulty and were modified during the three months ended March 31, 2024 and March 31, 2023, respectively, aggregated by portfolio segment and type of modification.

(in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Total	% of Total Loans
Three Months Ended March 31, 2024
Commercial & industrial	$—	$—	$—	$—	$—	—%
Owner-occupied CRE	1,530	—	—	—	1,530	0.16%
Agricultural	—	—	—	—	—	—%
CRE investment	—	—	—	—	—	—%
Total	$1,530	$—	$—	$—	$1,530	0.02%
Three Months Ended March 31, 2023
Commercial & industrial	$—	$—	$—	$—	$—	—%
Owner-occupied CRE	—	—	—	—	—	—%
Agricultural	110	—	—	—	110	0.01%
CRE investment	—	—	—	—	—	—%
Total	$110	$—	$—	$—	$110	—%
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
As of March 31, 2024 and December 31, 2023, there were no loans made to borrowers experiencing financial difficulty that were modified during the current period and subsequently defaulted, and there were no commitments to lend additional funds to such debtors.

Note 6 – Goodwill and Other Intangibles and Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life that would affect expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance of the underlying operations or assets which give rise to the intangible. Management also regularly monitors economic factors for potential impairment indications on the value of our franchise, stability of deposits, and the wealth client base, underlying our goodwill and other intangibles. Management concluded no impairment was indicated for the three months ended March 31, 2024 and the year ended December 31, 2023. A summary of goodwill and other intangibles was as follows.

(in thousands)	March 31, 2024	December 31, 2023
Goodwill	$367,387	$367,387
Core deposit intangibles	23,424	25,112
Customer list intangibles	2,372	1,867
Other intangibles	25,796	26,979
Goodwill and other intangibles, net	$393,183	$394,366

Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During first quarter 2024, Nicolet purchased a financial advisory book of business and established a corresponding customer list intangible. A summary of other intangible assets was as follows.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2024	December 31, 2023
Core deposit intangibles:
Gross carrying amount	$60,724	$60,724
Accumulated amortization	(37,300)	(35,612)
Net book value	$23,424	$25,112
Additions during the period	$—	$—
Amortization during the period	$1,688	$7,589
Customer list intangibles:
Gross carrying amount	$6,173	$5,523
Accumulated amortization	(3,801)	(3,656)
Net book value	$2,372	$1,867
Additions during the period	$650	$—
Amortization during the period	$145	$483

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

	Three Months Ended	Year Ended
(in thousands)	March 31, 2024	December 31, 2023
Mortgage servicing rights asset:
MSR asset at beginning of year	$11,655	$13,080
Capitalized MSR	327	1,540
Amortization during the period	(782)	(2,965)
MSR asset at end of period	$11,200	$11,655
Valuation allowance at beginning of year	$—	$(500)
Reversals	—	500
Valuation allowance at end of period	$—	$—
MSR asset, net	$11,200	$11,655
Fair value of MSR asset at end of period	$17,587	$16,810
Residential mortgage loans serviced for others	$1,603,173	$1,609,395
Net book value of MSR asset to loans serviced for others	0.70%	0.72%
Loan servicing rights (“LSR”): The Company acquired an LSR asset in December 2021 which will be amortized over the estimated remaining loan service period, as the Company does not expect to add new loans to this servicing portfolio. A summary of the changes in the LSR asset were as follows.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2024	December 31, 2023
Loan servicing rights asset:
LSR asset at beginning of year	$8,831	$11,039
Amortization during the period	(491)	(2,208)
LSR asset at end of period	$8,340	$8,831
Agricultural loans serviced for others	$481,651	$492,137
The following table shows the estimated future amortization expense for amortizing intangible assets and the servicing assets. The projections are based on existing asset balances, the current interest rate environment and estimated prepayment speeds as of March 31, 2024. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset	LSR asset
Year ending December 31,
2024 (remaining nine months)	$4,610	$435	$2,113	$1,471
2025	5,161	579	2,158	1,717
2026	3,983	379	1,583	1,472
2027	3,218	296	1,582	1,227
2028	2,622	296	1,581	981
2029	1,911	166	1,569	736
Thereafter	1,919	221	614	736
Total	$23,424	$2,372	$11,200	$8,340

Note 7 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. The Company did not have any short-term borrowings outstanding at either March 31, 2024 or December 31, 2023.
Long-Term Borrowings:
Long-term borrowings include any borrowing with an original maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	March 31, 2024	December 31, 2023
FHLB advances	$5,000	$5,000
Junior subordinated debentures	40,760	40,552
Subordinated notes	116,497	121,378
Total long-term borrowings	$162,257	$166,930
FHLB Advances: The Federal Home Loan Bank (“FHLB”) advance bears a fixed rate, requires interest-only monthly payments, and has a maturity date of March 2025. The weighted average rate of the FHLB advance was 1.55% at both March 31, 2024 and December 31, 2023.
Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debenture. All the junior subordinated debentures are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. At both March 31, 2024 and December 31, 2023, approximately $39 million of trust preferred securities qualify as Tier 1 capital.

Subordinated Notes (the “Notes”): In July 2021, the Company completed the private placement of $100 million in fixed-to-floating rate subordinated notes due in 2031, with a fixed annual rate of 3.125% for the first five years, and will reset quarterly thereafter to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 237.5 basis points. The Notes due in 2031 are redeemable beginning July 15, 2026 and quarterly thereafter on any interest payment date. During first quarter 2024, the Company repurchased and retired approximately $5 million of these Notes.
In December 2021, as the result of an acquisition, Nicolet assumed $22 million in fixed-to-floating rate subordinated notes due in 2030, with a fixed annual interest rate of 7.00% for the first five years, and will reset quarterly thereafter to the then current SOFR plus 687.5 basis points. The Notes due in 2030 are redeemable beginning June 30, 2025, and quarterly thereafter on any interest payment date. All Notes qualify as Tier 2 capital for regulatory purposes, and are discounted in accordance with regulations when the debt has five years or less remaining to maturity.

The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of March 31, 2024				As of December 31, 2023
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs (1)	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (2)	12/15/2035	7.02%	$10,310	$(2,331)	$7,979	7.08%	$7,930
Baylake Capital Trust II (3)	9/30/2036	6.91%	16,598	(2,879)	13,719	6.94%	13,660
First Menasha Statutory Trust (4)	3/17/2034	8.38%	5,155	(432)	4,723	8.43%	4,712
County Bancorp Statutory Trust II (5)	9/15/2035	7.12%	6,186	(714)	5,472	7.18%	5,433
County Bancorp Statutory Trust III (6)	6/15/2036	7.28%	6,186	(772)	5,414	7.34%	5,375
Fox River Valley Capital Trust (7)	5/30/2033	7.89%	3,610	(157)	3,453	7.89%	3,442
Total			$48,045	$(7,285)	$40,760		$40,552
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$94,150	$(471)	$93,679	3.13%	$98,476
County Subordinated Notes due 2030	6/30/2030	7.00%	22,400	418	22,818	7.00%	22,902
Total			$116,550	$(53)	$116,497		$121,378
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

Note 8 – Commitments and Contingencies
The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees, and standby letters of credit. Such commitments may involve, to varying degrees, elements of credit risk in excess of amounts recognized on the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as they do for on-balance sheet financial instruments. See Note 5 for information on the allowance for credit losses-unfunded commitments.
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	March 31, 2024	December 31, 2023
Commitments to extend credit	$1,832,964	$1,877,327
Financial standby letters of credit	17,850	17,500
Performance standby letters of credit	11,830	11,381
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
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the contractual amounts were $21 million and $20 million, respectively, at March 31, 2024. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale each totaled $13 million at December 31, 2023. The net fair value of these mortgage derivatives combined was a net gain of $0.1 million at both March 31, 2024 and December 31, 2023.
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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
March 31, 2024
U.S. Treasury securities	$13,942	$—	$13,942	$—
U.S. government agency securities	6,979	—	6,979	—
State, county and municipals	313,065	—	311,648	1,417
Mortgage-backed securities	386,090	—	385,134	956
Corporate debt securities	83,887	—	80,188	3,699
Securities AFS	$803,963	$—	$797,891	$6,072
Other investments (equity securities)	$8,771	$8,771	$—	$—
Derivative assets	$170	$—	$—	$170
Derivative liabilities	$42	$—	$—	$42
December 31, 2023
U.S. Treasury securities	$14,123	$—	$14,123	$—
U.S. government agency securities	7,384	—	7,384	—
State, county and municipals	334,822	—	333,401	1,421
Mortgage-backed securities	352,622	—	351,658	964
Corporate debt securities	93,622	—	89,944	3,678
Securities AFS	$802,573	$—	$796,510	$6,063
Other investments (equity securities)	$4,240	$4,240	$—	$—
Derivative assets	$152	$—	$—	$152
Derivative liabilities	$79	$—	$—	$79
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the tables above.
Securities AFS and Equity Securities: Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds and mortgage-backed securities. At March 31, 2024 and December 31, 2023, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.
Derivatives: The derivative assets and liabilities include mortgage derivatives. The fair value of interest rate lock commitments are determined using the projected sale price of individual loans based on changes in the market interest rates, projected pull-through rates (the probability that an interest rate lock commitment will ultimately result in an originated loan), the reduction in the value of the applicant’s option due to the passage of time, and the remaining origination costs to be incurred based on management’s estimate of market costs. The fair value of forward commitments are determined using quoted prices of to-be-announced securities in active markets, or benchmarked to such securities. The derivative assets and liabilities are classified with Level 3 of the hierarchy.

The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Three Months Ended	Year Ended
Level 3 Fair Value Measurements:	March 31, 2024	December 31, 2023
Balance at beginning of year	$6,063	$8,153
Maturities / Paydowns	(13)	(2,425)
Unrealized gain / (loss)	22	335
Balance at end of period	$6,072	$6,063
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
March 31, 2024
Collateral dependent loans	$20,178	$—	$—	$20,178
Other real estate owned (“OREO”)	1,245	—	—	1,245
MSR asset	11,200	—	—	11,200
December 31, 2023
Collateral dependent loans	$19,920	$—	$—	$19,920
OREO	1,267	—	—	1,267
MSR asset	11,655	—	—	11,655
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

Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

March 31, 2024
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$427,424	$427,424	$427,424	$—	$—
Certificates of deposit in other banks	5,639	5,596	—	5,596	—
Securities AFS	803,963	803,963	—	797,891	6,072
Other investments, including equity securities	60,464	60,464	8,771	43,872	7,821
Loans held for sale	5,022	5,146	—	5,146	—
Loans, net	6,333,270	6,112,184	—	—	6,112,184
MSR asset	11,200	17,587	—	—	17,587
LSR asset	8,340	8,340	—	—	8,340
Accrued interest receivable	25,852	25,852	25,852	—	—
Financial liabilities:
Deposits	$7,165,732	$7,154,175	$—	$—	$7,154,175
Long-term borrowings	162,257	150,112	—	4,834	145,278
Accrued interest payable	7,722	7,722	7,722	—	—

December 31, 2023
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$491,431	$491,431	$491,431	$—	$—
Certificates of deposit in other banks	6,374	6,293	—	6,293	—
Securities AFS	802,573	802,573	—	796,510	6,063
Other investments	57,560	57,560	4,240	44,010	9,310
Loans held for sale	4,160	4,276	—	4,276	—
Loans, net	6,290,332	6,083,942	—	—	6,083,942
MSR asset	11,655	16,810	—	—	16,810
LSR asset	8,831	8,831	—	—	8,831
Accrued interest receivable	24,237	24,237	24,237	—	—
Financial liabilities:
Deposits	$7,197,800	$7,184,712	$—	$—	$7,184,712
Long-term borrowings	166,930	155,179	—	4,820	150,359
Accrued interest payable	7,765	7,765	7,765	—	—
The valuation methodologies for the financial instruments disclosed in the above table are described in Note 18, Fair Value Measurements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) is a bank holding company headquartered in Green Bay, Wisconsin. Nicolet provides a diversified range of traditional banking and wealth management services to individuals and businesses in its market area and through the branch offices of its banking subsidiary, Nicolet National Bank (the “Bank”), primarily in Wisconsin, Michigan, and Minnesota. In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, all references to “we,” “us” and “our” refer to the Company.
Forward-Looking Statements
Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements are neither statements of historical fact nor assurance of future performance and generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about our future performance, operations, products and services, and should be viewed with caution. Investors should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those implied or anticipated by the statements. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors, many of which are beyond Nicolet’s control, that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Item 1A, “Risk Factors” of Nicolet’s 2023 Annual Report on Form 10-K include, but are not necessarily limited to the following:
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
•each of the factors and risks under Item 1A, “Risk Factors” of Nicolet’s 2023 Annual Report on Form 10-K and in subsequent filings we make with the SEC; and
•the risk that Nicolet’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements.

Overview
The following discussion is management’s analysis of Nicolet’s consolidated financial condition as of March 31, 2024 and December 31, 2023 and results of operations for the three-month periods ended March 31, 2024 and 2023. It should be read in conjunction with our audited consolidated financial statements included in Nicolet’s 2023 Annual Report on Form 10-K.

Economic Outlook
After surprising strength in 2023, the U.S. economy is gradually slowing, with GDP of 2.5% for 2023 anticipated to decline to closer to 2% for first quarter 2024. The labor markets remain robust, and employment payrolls continue to increase. Consumer spending was strong on a bifurcated economy. The wealthiest are benefiting from solid investment (as the S&P 500 nears record levels) and real estate gains, while the less wealthy have pulled back as wages have not kept pace with inflation resulting in rising credit card and auto loan delinquencies.
Inflation showed improvement through mid-2023, before leveling off and recent months have reflected a slight uptick, coming in over 3% compared to the Federal Reserve goal of 2%. It is anticipated that inflation may remain in the 2.5% to 3.0% range for a period of time due to the tight labor markets and de-globalization of supply chains, resulting in higher interest rates for longer. The Federal Reserve is unlikely to take action to lower interest rates until inflation nears their 2% goal. Current projections are only pricing in one or two interest rate cuts before the end of the year.

Table 1: Earnings Summary and Selected Financial Data

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2024	12/31/2023	9/30/2023	6/30/2023	3/31/2023
Results of operations:
Net interest income	$62,807	$64,282	$61,474	$59,039	$56,721
Provision for credit losses	750	1,000	450	450	3,090
Noninterest income	19,422	24,434	16,541	16,841	(21,844)
Noninterest expense	47,147	50,296	45,738	44,957	44,875
Income tax expense (benefit)	6,542	6,759	14,669	7,878	(4,190)
Net income (loss)	$27,790	$30,661	$17,158	$22,595	$(8,898)
Earnings (loss) per common share:
Basic	$1.86	$2.07	$1.16	$1.54	$(0.61)
Diluted	$1.82	$2.02	$1.14	$1.51	$(0.61)
Common Shares:
Basic weighted average	14,907	14,823	14,740	14,711	14,694
Diluted weighted average	15,249	15,142	15,100	14,960	14,694
Outstanding (period end)	14,931	14,894	14,758	14,718	14,698
Period-End Balances:
Loans	$6,397,617	$6,353,942	$6,239,257	$6,222,776	$6,223,732
Allowance for credit losses - loans	64,347	63,610	63,160	62,811	62,412
Total assets	8,446,662	8,468,678	8,416,162	8,482,628	8,192,354
Deposits	7,165,732	7,197,800	7,182,388	7,198,604	6,928,579
Stockholders’ equity (common)	1,063,655	1,039,007	974,461	977,638	961,792
Book value per common share	71.24	69.76	66.03	66.42	65.44
Tangible book value per common share (2)	44.91	43.28	39.18	39.37	38.20
Financial Ratios: (1)
Return on average assets	1.33%	1.45%	0.81%	1.10%	(0.42)%
Return on average common equity	10.66	12.20	6.92	9.37	(3.72)
Return on average tangible common equity (2)	17.07	20.22	11.62	15.95	(6.34)
Stockholders’ equity to assets	12.59	12.27	11.58	11.53	11.74
Tangible common equity to tangible assets (2)	8.33	7.98	7.21	7.17	7.21
Reconciliation of Non-GAAP Financial Measures:
Adjusted net income (loss) reconciliation: (3)
Net income (loss) (GAAP)	$27,790	$30,661	$17,158	$22,595	$(8,898)
Adjustments:
Provision expense (4)	—	—	—	—	2,340
Assets (gains) losses, net	(1,909)	(5,947)	(31)	318	38,468
Merger-related expense	—	—	—	26	163
Contract termination charge	—	2,689	—	—	—
Adjustments subtotal	(1,909)	(3,258)	(31)	344	40,971
Tax on Adjustments (5)	(372)	(635)	(6)	86	10,243
Tax - Wisconsin Tax Law Change (6)	—	—	6,151	—	—
Adjusted net income (Non-GAAP)	$26,253	$28,038	$23,284	$22,853	$21,830
Adjusted diluted earnings per common share (Non-GAAP)	$1.72	$1.85	$1.54	$1.53	$1.45
Tangible assets: (2)
Total assets	$8,446,662	$8,468,678	$8,416,162	$8,482,628	$8,192,354
Goodwill and other intangibles, net	393,183	394,366	396,208	398,194	400,277
Tangible assets	$8,053,479	$8,074,312	$8,019,954	$8,084,434	$7,792,077
Tangible common equity: (2)
Stockholders’ equity (common)	$1,063,655	$1,039,007	$974,461	$977,638	$961,792
Goodwill and other intangibles, net	393,183	394,366	396,208	398,194	400,277
Tangible common equity	$670,472	$644,641	$578,253	$579,444	$561,515
Tangible average common equity: (2)
Average stockholders’ equity (common)	$1,048,596	$996,745	$983,133	$967,142	$970,108
Average goodwill and other intangibles, net	393,961	395,158	397,052	399,080	401,212
Average tangible common equity	$654,635	$601,587	$586,081	$568,062	$568,896
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
(4) Provision expense for 2023 is attributable to the expected loss on a bank subordinated debt investment.
(5) The effective tax rate for periods prior to the July 1, 2023, effective date of the Wisconsin tax law change assumed an effective tax rate of 25%, and periods subsequent to the effective date assumed an effective tax rate of 19.5%.

(6) The adjusted net income reconciliation for first and second quarter 2023 is as originally reported, and has not been restated to reflect the $3 million excess tax expense of those quarters that was subsequently reversed in third quarter 2023 due to the Wisconsin tax law change. Thus, the adjusted net income reconciliation for the quarters of 2023 will not sum to the full year impact.

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
Performance Summary
Nicolet recognized a net income of $28 million (or earnings per diluted common share of $1.82) for first quarter 2024, compared to net income of $31 million (or earnings per diluted common share of $2.02) for fourth quarter 2023, and net loss of $9 million (or loss per diluted common share of $0.61) for first quarter 2023.
Net income reflected certain non-core items and the related tax effect of each, including the first quarter 2023 balance sheet repositioning and third quarter 2023 change in Wisconsin state tax law, as well as gains / (losses) on other assets and investments in all periods. These non-core items positively impacted earnings per diluted common share $0.10 for first quarter 2024 and $0.17 for fourth quarter 2023, and negatively impacted earnings per diluted common share $2.06 for first quarter 2023.
Nicolet’s 2023 results were significantly impacted by the first quarter 2023 balance sheet repositioning, which included the sale of $500 million (par value) U.S. Treasury held to maturity securities for a pre-tax loss of $38 million or an after-tax loss of $28 million with the net proceeds used to reduce FHLB borrowings and the remainder held in investable cash. In addition, in July 2023 a new Wisconsin tax law was signed which provided financial institutions with an exemption from state taxable income for interest, fees, and penalties earned on specific loans to existing Wisconsin-based business or agriculture purpose loans. This tax law change to Nicolet moving forward will be a reduction / elimination of State income taxes being expensed; however, it also required a $9.1 million valuation allowance to be established for the State-related deferred tax asset as of the effective date of the legislation. While both provided a drag to 2023 earnings, each also serve as a tailwind for first quarter 2024 and beyond.
•At March 31, 2024, period end assets were $8.4 billion, down slightly ($22 million) from December 31, 2023, mostly lower cash balances, partly offset by growth in loans.
•At March 31, 2024, loans were $6.4 billion, an increase of $44 million (1%) from December 31, 2023, with growth in agricultural, commercial and industrial, and residential real estate loans. For additional information regarding loans, see “BALANCE SHEET ANALYSIS — Loans.”
•Total deposits were $7.2 billion at March 31, 2024, down $32 million from December 31, 2023, mostly noninterest-bearing demand deposits. For additional information regarding deposits, see “BALANCE SHEET ANALYSIS – Deposits.”
•The net interest margin was 3.26% for first quarter 2024, 35 bps higher than the comparable 2023 period. The yield on earning assets increased 95 bps to 5.44%, while the cost of funds increased 71 bps to 3.01%. Net interest income increased $6.1 million (11%) over first quarter 2023, including a $16.7 million increase in interest income offset by a $10.6 million increase in interest expense. For additional information regarding net interest income, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”

•Noninterest income was $19.4 million for first quarter 2024, a $41.3 million favorable change compared to first quarter 2023. Excluding net asset gains (losses), noninterest income for first quarter 2024 was $17.5 million, a $0.9 million increase over first quarter 2023. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”
•Noninterest expense was $47.1 million for first quarter 2024, an increase of $2.3 million (5%) over first quarter 2023. Personnel costs increased $2.2 million (9%), while non-personnel expenses combined increased $0.1 million compared to first quarter 2023. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Three Months Ended March 31,
	2024			2023
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$6,398,838	$93,744	5.81%	$6,201,780	$79,186	5.11%
Investment securities:
Taxable	689,563	4,557	2.64%	1,224,395	4,961	1.63%
Tax-exempt (2)	195,212	1,640	3.36%	284,140	2,285	3.22%
Total investment securities	884,775	6,197	2.80%	1,508,535	7,246	1.93%
Other interest-earning assets	345,507	4,588	5.26%	120,275	1,536	5.11%
Total non-loan earning assets	1,230,282	10,785	3.49%	1,628,810	8,782	2.16%
Total interest-earning assets	7,629,120	$104,529	5.44%	7,830,590	$87,968	4.49%
Other assets, net	751,475			740,033
Total assets	$8,380,595			$8,570,623
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$758,698	$2,458	1.30%	$888,979	$2,365	1.08%
Interest-bearing demand	897,919	3,828	1.71%	985,778	3,339	1.37%
Money market accounts (“MMA”)	1,931,576	13,866	2.89%	1,847,701	11,190	2.46%
Core time deposits	1,076,477	11,104	4.15%	602,882	2,693	1.81%
Total interest-bearing core deposits	4,664,670	31,256	2.69%	4,325,340	19,587	1.84%
Brokered deposits	680,124	7,734	4.57%	566,282	5,350	3.83%
Total interest-bearing deposits	5,344,794	38,990	2.93%	4,891,622	24,937	2.07%
Wholesale funding	165,088	2,234	5.35%	499,485	5,718	4.58%
Total interest-bearing liabilities	5,509,882	41,224	3.01%	5,391,107	30,655	2.30%
Noninterest-bearing demand	1,768,177			2,168,640
Other liabilities	53,940			40,768
Stockholders’ equity	1,048,596			970,108
Total liabilities and stockholders’ equity	$8,380,595			$8,570,623
Net interest income and rate spread		$63,305	2.43%		$57,313	2.19%
Tax-equivalent adjustment & net free funds		498	0.83%		592	0.72%
Net interest income and net interest margin		$62,807	3.26%		$56,721	2.91%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended March 31, 2024 Compared to March 31, 2023:
	Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)
Interest-earning assets
Total loans, including loan fees (2) (3)	$1,726	$12,832	$14,558
Investment securities:
Taxable	(1,409)	1,005	(404)
Tax-exempt (3)	(743)	98	(645)
Total investment securities	(2,152)	1,103	(1,049)
Other interest-earning assets	3,141	(89)	3,052
Total non-loan earning assets	989	1,014	2,003
Total interest-earning assets	$2,715	$13,846	$16,561
Interest-bearing liabilities
Savings	$(371)	$464	$93
Interest-bearing demand	(312)	801	489
MMA	550	2,126	2,676
Core time deposits	3,183	5,228	8,411
Total interest-bearing core deposits	3,050	8,619	11,669
Brokered deposits	1,214	1,170	2,384
Total interest-bearing deposits	4,264	9,789	14,053
Wholesale funding	(3,524)	40	(3,484)
Total interest-bearing liabilities	740	9,829	10,569
Net interest income	$1,975	$4,017	$5,992
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

The Federal Reserve raised short-term interest rates a total of 425 bps during 2022, increasing the Federal Funds rate to a range of 4.25% to 4.50% as of December 31, 2022. Additional increases totaling 100 bps were made during 2023, resulting in a Federal Funds range of 5.25% to 5.50% as of December 31, 2023, which remained unchanged at March 31, 2024.
Tax-equivalent net interest income was $63 million for the three months ended March 31, 2024, an increase of $6 million (10%) over the three months ended March 31, 2023. The $6 million increase in tax-equivalent net interest income was attributable to favorable volumes and favorable rates, which added $2 million and $4 million, respectively, to net interest income.
Average interest-earning assets decreased $201 million to $7.6 billion from the comparable 2023 period, primarily due to the first quarter 2023 balance sheet repositioning (as discussed in further detail under “Performance Summary” above). Between the comparable three-month periods, average loans increased $197 million (3%), on solid organic loan growth. Average investment securities decreased $624 million between the comparable three-month periods, while other interest-earning assets increased $225 million, with both attributable to the first quarter 2023 balance sheet repositioning. As a result, the mix of average interest-earning assets shifted to 84% loans, 12% investments and 4% other interest-earning assets (mostly cash) for first quarter 2024, compared to 79%, 19% and 2%, respectively, for first quarter 2023.
Average interest-bearing liabilities were $5.5 billion for first quarter 2024, an increase of $119 million (2%) over first quarter 2023. Average interest-bearing core deposits increased $339 million and average brokered deposits increased $114 million between the comparable three-month periods, reflecting growth in higher cost deposit products. Wholesale funding decreased $334 million between the comparable three-month periods, due to the first quarter 2023 balance sheet repositioning. The mix of average interest-bearing liabilities was 85% core deposits, 12% brokered deposits and 3% wholesale funding for first quarter 2024, compared to 80%, 11%, and 9%, respectively, for first quarter 2023.
The interest rate spread increased 24 bps between the comparable three-month periods, as the repricing of liabilities has slowed (with fewer interest rate increases during 2023 and none in 2024), while new and renewed loans continue to reprice in a higher interest rate environment. The interest-earning asset yield increased 95 bps to 5.44% for the first three months of 2024, due to the changing mix of interest-earning assets (noted above), as well as the higher interest rate environment. The loan yield improved 70 bps to 5.81% between the comparable three-month periods, largely due to the repricing of new and renewed loans, while the yield on investment securities increased 87 bps to 2.80%. The cost of funds increased 71 bps to 3.01% for first quarter 2024, also reflecting the higher interest rate environment as well as a migration of customer deposits into higher rate deposit products. The contribution from net free funds increased 11 bps, mostly due to the higher value in the current interest rate environment. As a result, the tax-equivalent net interest margin was 3.26% for first quarter 2024, up 35 bps compared to 2.91% for first quarter 2023.
Tax-equivalent interest income was $105 million for first quarter 2024, up $17 million from the comparable period of 2023, comprised of $3 million higher volumes and $14 million higher average rates. Interest income on loans increased $15 million over first quarter 2023, due to higher rates from the rising interest rate environment, as well as solid loan growth. Interest expense increased to $41 million for first quarter 2024, up $11 million compared to first quarter 2023, mostly due to a higher cost of funds.
Provision for Credit Losses
The provision for credit losses was $0.8 million for the three months ended March 31, 2024 (entirely related to the ACL-Loans), compared to $3.1 million for the three months ended March 31, 2023 (comprised of $0.8 million related to the ACL-Loans and $2.3 million for the ACL on securities AFS). The provision for credit losses on loans was attributable to growth and changes in the underlying loan portfolio, while the 2023 provision for credit losses on securities AFS was due to the expected loss on a bank subordinated debt investment which was fully charged-off during first quarter 2023.
The provision for credit losses is predominantly a function of Nicolet’s methodology and judgment as to qualitative and quantitative factors used to determine the appropriateness of the ACL. The appropriateness of the ACL-Loans is affected by changes in the size and character of the loan portfolio, changes in levels of collateral dependent and other nonperforming loans, historical losses and delinquencies in each portfolio segment, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect expected credit losses. The ACL for securities is affected by risk of the underlying issuer, while the ACL for unfunded commitments is affected by many of the same factors as the ACL-Loans, as well as funding assumptions relative to lines of credit. See also Note 5, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures. For additional information regarding asset quality and the ACL-Loans, see “BALANCE SHEET ANALYSIS — Loans,” “— Allowance for Credit Losses - Loans,” and “— Nonperforming Assets.”

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Trust services fee income	$2,339	$2,033	$306	15%
Brokerage fee income	4,146	3,479	667	19
Wealth management fee income	6,485	5,512	973	18
Mortgage income, net	1,364	1,466	(102)	(7)
Service charges on deposit accounts	1,581	1,480	101	7
Card interchange income	3,098	3,033	65	2
BOLI income	1,347	1,200	147	12
Deferred compensation plan asset market valuations	59	946	(887)	N/M
LSR income, net	1,134	1,155	(21)	(2)
Other income	2,445	1,832	613	33
Subtotal	17,513	16,624	889	5
Asset gains (losses), net	1,909	(38,468)	40,377	N/M
Total noninterest income	$19,422	$(21,844)	$41,266	(189)%
N/M means not meaningful.

Noninterest income was $19.4 million for the first three months of 2024, a favorable change of $41.3 million compared to the first three months of 2023, primarily due to the 2023 balance sheet repositioning. Excluding net asset gains (losses), noninterest income for the first three months of 2024 was $17.5 million, a $0.9 million (5%) increase over the comparable period in 2023.

Wealth management fee income was $6.5 million, up $1.0 million (18%) from the first three months of 2023, on growth in accounts and assets under management (up 8% from year-end 2023), including favorable market-related changes.
Mortgage income includes net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSR”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $1.4 million, decreased $0.1 million (7%) between the comparable three-month periods, due to changes in the MSR valuation (first quarter 2023 included a $0.5 million recovery to the MSR valuation versus none in first quarter 2024), partly offset by higher secondary market volumes and the related gains on sales. See also Note 6, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.
Other income of $2.4 million for the three months ended March 31, 2024 was up $0.6 million from the comparable 2023 period, largely due to card incentive income.
Net asset gains of $1.9 million for the first three months of 2024 were primarily attributable to a $1.0 million gain on sale of an investment security and $0.9 million gain on the early extinguishment of Nicolet subordinated notes, while net asset losses of $38.5 million for the first three months of 2023 were primarily attributable to losses on the sale of approximately $500 million (par value) U.S. Treasury held to maturity securities as part of a balance sheet repositioning.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended March 31,
($ in thousands)	2024	2023	Change	% Change
Personnel	$26,510	$24,328	$2,182	9%
Occupancy, equipment and office	8,944	8,783	161	2
Business development and marketing	2,142	2,121	21	1
Data processing	4,270	3,988	282	7
Intangibles amortization	1,833	2,161	(328)	(15)
FDIC assessments	1,033	540	493	91
Merger-related expense	—	163	(163)	(100)
Other expense	2,415	2,791	(376)	(13)
Total noninterest expense	$47,147	$44,875	$2,272	5%
Non-personnel expenses	$20,637	$20,547	$90	—%
Average full-time equivalent (“FTE”) employees	948	943	5	1%

Noninterest expense was $47.1 million, an increase of $2.3 million (5%) over the first three months of 2023. Personnel costs increased $2.2 million (9%), while non-personnel expenses combined increased $0.1 million compared to the first three months of 2023.
Personnel expense was $26.5 million for the three months ended March 31, 2024, an increase of $2.2 million from the comparable period in 2023. Salary expense increased $1.0 million (5%) over the first three months of 2023, reflecting merit increases between the years, higher incentives commensurate with current period earnings, and a slightly larger employee base (with average full-time equivalent employees up 1%). Fringe benefits increased $1.2 million over the first three months of 2023, mostly due to higher overall health care expenses. Salary expense was also impacted by the change in the fair value of nonqualified deferred compensation plan liabilities. See also “Noninterest Income” for the offsetting fair value change to the nonqualified deferred compensation plan assets.
Occupancy, equipment and office expense was $8.9 million for the first three months of 2024, up $0.2 million (2%) compared to the first three months of 2023, largely due to software and technology solutions.
Data processing expense was $4.3 million, up $0.3 million (7%) between the comparable three-month periods, mostly due to volume-based increases in core, brokerage, and card processing charges.
Intangibles amortization decreased $0.3 million between the comparable three-month periods due to lower amortization from the aging intangibles.
Other expense was $2.4 million, down $0.4 million (13%) between the comparable three-month periods, mostly due to lower professional fees.

Income Taxes
Income tax expense was $6.5 million (effective tax rate of 19.1%) for the first three months of 2024, compared to income tax benefit of $4.2 million (effective tax rate of 32.0%) for the comparable period of 2023. The change in income tax was mostly due to the first quarter 2023 pretax loss, and also reflects the lower effective tax rate beginning in the second half of 2023 related to the Wisconsin tax law change noted above in the “Performance Summary” section.

BALANCE SHEET ANALYSIS
At March 31, 2024, period end assets were $8.4 billion, down slightly ($22 million) from December 31, 2023, mostly lower cash balances, partly offset by growth in loans. Total loans increased $44 million (1%) from December 31, 2023, with growth in agricultural, commercial and industrial, and residential real estate loans. Total deposits of $7.2 billion at March 31, 2024, decreased $32 million from December 31, 2023, mostly noninterest-bearing demand deposits. Total stockholders’ equity was $1.1 billion at March 31, 2024, an increase of $25 million over December 31, 2023, with earnings partly offset by the quarterly dividend payment.
Compared to March 31, 2023, assets increased $254 million (3%), with growth in loans and cash balances partly offset by investment securities maturities and paydowns. Total loans increased $174 million (3%), primarily in residential mortgage and agricultural loans, while total deposits increased $237 million from March 31, 2023, with growth in time and money market deposits partly offset by lower noninterest-bearing demand deposits. Stockholders’ equity increased $102 million from March 31, 2023, with solid net income and favorable net fair value investment changes partly offset by dividend payments.

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
For additional disclosures on loans, see also Note 5, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1. For information regarding the allowance for credit losses and nonperforming assets see “BALANCE SHEET ANALYSIS – Allowance for Credit Losses - Loans” and “BALANCE SHEET ANALYSIS – Nonperforming Assets.” A detailed discussion of the loan portfolio accounting policies, general loan portfolio characteristics, and credit risk are described in Note 1, “Nature of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of the Company’s 2023 Annual Report on Form 10-K.

Table 6: Period End Loan Composition

	March 31, 2024		December 31, 2023		March 31, 2023
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,307,490	20%	$1,284,009	20%	$1,330,052	21%
Owner-occupied CRE	955,786	15	956,594	15	969,064	16
Agricultural	1,190,371	19	1,161,531	18	1,065,909	17
Commercial	3,453,647	54	3,402,134	53	3,365,025	54
CRE investment	1,188,722	18	1,142,251	18	1,146,388	19
Construction & land development	241,730	4	310,110	5	333,370	5
Commercial real estate	1,430,452	22	1,452,361	23	1,479,758	24
Commercial-based loans	4,884,099	76	4,854,495	76	4,844,783	78
Residential construction	84,370	2	75,726	1	134,782	2
Residential first mortgage	1,167,069	18	1,167,109	19	1,014,166	16
Residential junior mortgage	206,434	3	200,884	3	177,026	3
Residential real estate	1,457,873	23	1,443,719	23	1,325,974	21
Retail & other	55,645	1	55,728	1	52,975	1
Retail-based loans	1,513,518	24	1,499,447	24	1,378,949	22
Total loans	$6,397,617	100%	$6,353,942	100%	$6,223,732	100%
As noted in Table 6 above, the loan portfolio at March 31, 2024, was 76% commercial-based and 24% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Total loans of $6.4 billion at March 31, 2024, increased $44 million (1%) from December 31, 2023, with growth in agricultural, commercial and industrial, and residential real estate loans. At March 31, 2024, commercial and industrial loans represented the largest segment of Nicolet’s loan portfolio at 20% of the total portfolio, followed by agricultural and CRE investment at 19% and 18%, respectively, of the loan portfolio. The loan portfolio is widely diversified and included the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, hospitality, retail, service, and businesses supporting the general building industry. The following chart provides the industry distribution of our commercial loan portfolio at March 31, 2024.

Commercial Loan Portfolio by Industry Type (based on NAICS codes)

All Other
14%
Agriculture
Production
3%
Wholesale Trade
4%
Health Care & Social Assistance
4%
Retail Trade
6%
Construction
6%
Accommodation & Food Services
7%
Manufacturing
9%
Dairy Cattle & Milk
Production
19%
Real Estate & Rental
& Leasing
28%

The following tables present the maturity distribution of the loan portfolio.
Table 7: Loan Maturity Distribution

As of March 31, 2024	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$488,465	$677,297	$130,152	$11,576	$1,307,490
Owner-occupied CRE	108,932	657,026	155,637	34,191	955,786
Agricultural	440,731	371,092	338,745	39,803	1,190,371
CRE investment	164,539	768,889	229,804	25,490	1,188,722
Construction & land development	55,502	139,010	36,919	10,299	241,730
Residential construction *	42,729	8,461	849	32,331	84,370
Residential first mortgage	29,971	261,617	171,796	703,685	1,167,069
Residential junior mortgage	20,616	16,909	36,286	132,623	206,434
Retail & other	31,030	12,400	8,507	3,708	55,645
Total loans	$1,382,515	$2,912,701	$1,108,695	$993,706	$6,397,617
Percent by maturity distribution	22%	46%	17%	15%	100%
Total fixed rate loans	$629,377	$2,653,059	$716,811	$323,819	$4,323,066
Total floating rate loans	$753,138	$259,642	$391,884	$669,887	$2,074,551

As of December 31, 2023	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$444,176	$691,364	$137,823	$10,646	$1,284,009
Owner-occupied CRE	85,945	663,791	179,103	27,755	956,594
Agricultural	441,792	335,670	343,717	40,352	1,161,531
CRE investment	120,674	789,093	206,789	25,695	1,142,251
Construction & land development	44,467	169,343	80,015	16,285	310,110
Residential construction *	31,777	7,832	766	35,351	75,726
Residential first mortgage	25,996	268,442	178,786	693,885	1,167,109
Residential junior mortgage	14,709	18,878	36,548	130,749	200,884
Retail & other	30,799	12,637	8,319	3,973	55,728
Total loans	$1,240,335	$2,957,050	$1,171,866	$984,691	$6,353,942
Percent by maturity distribution	20%	47%	18%	15%	100%
Total fixed rate loans	$547,023	$2,718,410	$794,080	$326,346	$4,385,859
Total floating rate loans	$693,312	$238,640	$377,786	$658,345	$1,968,083
* The residential construction loans with a loan maturity after five years represent a construction to permanent loan product.

Allowance for Credit Losses - Loans
For additional disclosures on the allowance for credit losses, see Note 5, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1. A detailed discussion of the loan portfolio accounting policies, general loan portfolio characteristics, and credit risk are described in Note 1, “Nature of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of the Company’s 2023 Annual Report on Form 10-K.
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
Management performs ongoing intensive analysis of the loan portfolio to allow for early identification of customers experiencing financial difficulties, maintains prudent underwriting standards, understands the economy of its markets, and considers the trend of deterioration in loan quality in establishing the level of the ACL-Loans. In addition, various regulatory agencies periodically review the ACL-Loans, and may require the Company to make additions to the ACL-Loans or may require that certain loan balances be charged off or downgraded into classified loan categories when their credit evaluations differ from those of management based on their judgments of collectability from information available to them at the time of their examination.
At March 31, 2024, the ACL-Loans was $64 million (representing 1.01% of period end loans), minimally changed from $64 million (or 1.00% of period end loans) at December 31, 2023 and up from $62 million (or 1.00% of period end loans) at March 31, 2023. The components of the ACL-Loans are detailed further in Table 8 below.
Table 8: Allowance for Credit Losses - Loans

	Three Months Ended		Year Ended
(in thousands)	March 31, 2024	March 31, 2023	December 31, 2023
ACL-Loans:
Balance at beginning of period	$63,610	$61,829	$61,829
Provision for credit losses	750	750	2,650
Charge-offs	(216)	(184)	(1,653)
Recoveries	203	17	784
Net (charge-offs) recoveries	(13)	(167)	(869)
Balance at end of period	$64,347	$62,412	$63,610
Net loan (charge-offs) recoveries:
Commercial & industrial	$(75)	$(108)	$80
Owner-occupied CRE	162	—	(526)
Agricultural	—	2	(63)
CRE investment	—	—	—
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	—	1	(2)
Residential junior mortgage	3	—	(95)
Retail & other	(103)	(62)	(263)
Total net (charge-offs) recoveries	$(13)	$(167)	$(869)
Ratios:
ACL-Loans to total loans	1.01%	1.00%	1.00%
Net charge-offs to average loans, annualized	0.00%	0.01%	0.01%

Nonperforming Assets
As part of its overall credit risk management process, management is committed to an aggressive problem loan identification philosophy. This philosophy has been implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to identify problem loans early and minimize the risk of loss. For additional disclosures on credit quality, see Note 5, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1. For additional information on loans see “BALANCE SHEET ANALYSIS – Loans” and for additional information on the ACL-Loans see “BALANCE SHEET ANALYSIS – Allowance for Credit Losses-Loans.”
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”). At March 31, 2024, nonperforming assets were $28 million and represented 0.33% of total assets, unchanged from December 31, 2023, and down from $41 million or 0.50% of total assets at March 31, 2023.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $67 million (1% of loans) and $68 million (1% of loans) at March 31, 2024 and December 31, 2023, respectively. Potential problem loans require heightened management review given the pace at which a credit may deteriorate, the potential duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 9: Nonperforming Assets

(in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Nonperforming loans:
Commercial & industrial	$3,761	$4,046	$2,874
Owner-occupied CRE	4,721	4,399	7,128
Agricultural	12,418	12,185	18,782
Commercial	20,900	20,630	28,784
CRE investment	1,430	1,453	4,126
Construction & land development	10	161	748
Commercial real estate	1,440	1,614	4,874
Commercial-based loans	22,340	22,244	33,658
Residential construction	—	—	—
Residential first mortgage	3,983	4,059	4,986
Residential junior mortgage	171	150	196
Residential real estate	4,154	4,209	5,182
Retail & other	183	172	55
Retail-based loans	4,337	4,381	5,237
Total nonaccrual loans	26,677	26,625	38,895
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$26,677	$26,625	$38,895
Nonaccrual loans (included above) covered by guarantees	$6,088	$5,785	$5,372
OREO:
Commercial real estate owned	$305	$305	$628
Residential real estate owned	132	154	—
Bank property real estate owned	808	808	1,347
Total OREO	1,245	1,267	1,975
Total nonperforming assets	$27,922	$27,892	$40,870
Ratios:
Nonperforming loans to total loans	0.42%	0.42%	0.62%
Nonperforming assets to total loans plus OREO	0.44%	0.44%	0.66%
Nonperforming assets to total assets	0.33%	0.33%	0.50%
ACL-Loans to nonperforming loans	241%	239%	160%

Deposits
Deposits represent Nicolet’s largest source of funds, which provide a stable and lower-cost funding source. Deposit levels may be impacted by competition with other bank and nonbank institutions, as well as with a number of non-deposit investment alternatives available to depositors. Deposit challenges include competitive deposit product features, price changes on deposit products given movements in the interest rate environment and other competitive pricing pressures, and customer preferences regarding higher rate deposit products or non-deposit investment alternatives.
Total deposits of $7.2 billion at March 31, 2024, decreased $32 million from December 31, 2023, mostly noninterest-bearing demand deposits from seasonal trends as well as some migration to higher rate deposit products. Core deposit balances of $6.4 billion at March 31, 2024, decreased $200 million from December 31, 2023, while brokered deposits increased $168 million. Compared to March 31, 2023, total deposits increased $237 million, the net of a $260 million increase in brokered deposits and a $23 million decrease in core deposits. The deposit composition is presented in Table 10 below.
Table 10: Period End Deposit Composition

	March 31, 2024		December 31, 2023		March 31, 2023
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,665,229	23%	$1,958,709	27%	$2,094,623	30%
Interest-bearing demand	1,121,030	16%	1,055,520	15%	1,138,415	17%
Money market	2,027,559	28%	1,891,287	26%	1,886,879	27%
Savings	765,084	11%	768,401	11%	865,824	12%
Time	1,586,830	22%	1,523,883	21%	942,838	14%
Total deposits	$7,165,732	100%	$7,197,800	100%	$6,928,579	100%
Brokered transaction accounts	$265,818	4%	$166,861	2%	$233,393	4%
Brokered and listed time deposits	517,190	7%	448,582	6%	289,181	4%
Total brokered deposits	$783,008	11%	$615,443	8%	$522,574	8%
Customer transaction accounts	$5,313,084	74%	$5,507,056	77%	$5,752,348	83%
Customer time deposits	1,069,640	15%	1,075,301	15%	653,657	9%
Total customer deposits (core)	$6,382,724	89%	$6,582,357	92%	$6,406,005	92%
Total estimated uninsured deposits were $2.1 billion (representing 29% of total deposits) at March 31, 2024, unchanged from $2.1 billion (representing 29% of total deposits) at December 31, 2023.

Liquidity Management
Liquidity management refers to the ability to ensure that adequate liquid funds are available to meet the current and future cash flow obligations arising in the daily operations of the Company. These cash flow obligations include the ability to meet the commitments to borrowers for extensions of credit, accommodate deposit cycles and trends, fund capital expenditures, pay dividends to stockholders (if any), and satisfy other operating expenses. The Company’s most liquid assets are cash and due from banks and interest-earning deposits, which totaled $427 million and $491 million at March 31, 2024 and December 31, 2023, respectively. Balances of these liquid assets are dependent on our operating, investing, and financing activities during any given period.
The $64 million decrease in cash and cash equivalents since year-end 2023 included $23 million net cash provided by operating activities, partly offset by $49 million net cash used in investing activities (mostly to fund loan growth) and $38 million net cash used in financing activities (mostly lower deposit balances). As of March 31, 2024, management believed that adequate liquidity existed to meet all projected cash flow obligations.
Nicolet’s primary sources of funds include the core deposit base, repayment and maturity of loans, investment securities calls, maturities, and sales, and procurement of brokered deposits or other wholesale funding. At March 31, 2024, approximately 46% of the investment securities portfolio was pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Liquidity sources available to the Company at March 31, 2024, are presented in Table 12 below.

Table 12: Liquidity Sources

(in millions)	March 31, 2024
FHLB Borrowing Availability (1)	$622
Fed Funds Lines	175
Fed Discount Window	11
Immediate Funding Availability	$808

Brokered Capacity	1,008
Guaranteed portion of SBA loans	88
Other funding sources	78
Short-Term Funding Availability (2)	$1,174

Total Contingent Funding Availability	$1,982

(1) Excludes outstanding FHLB borrowings of $5 million at March 31, 2024.
(2) Short-term funding availability defined as funding that could be secured between 2 and 30 days.
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, dividend payments, debt service requirements, and, when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. At March 31, 2024, the Parent Company had $85 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.

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
Among other scenarios, we assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned above and reflect the current interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at March 31, 2024 and December 31, 2023, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 13 below, and reflect a shift from an asset sensitive position to a liability sensitive position due to the deposit mix shift to higher cost deposit products that are more sensitive to changes in interest rates. The results are in compliance with Nicolet’s policy guidelines.

Table 13: Interest Rate Sensitivity

	March 31, 2024	December 31, 2023
200 bps decrease in interest rates	0.6%	(1.1)%
100 bps decrease in interest rates	0.3%	(0.6)%
100 bps increase in interest rates	(0.3)%	0.6%
200 bps increase in interest rates	(0.5)%	1.2%
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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At March 31, 2024, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in strategic growth. A summary of the Company’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.

Table 14: Capital

	At or for the Three Months Ended	At or for the Year Ended
($ in thousands)	March 31, 2024	December 31, 2023
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$—	$1,519
Common stock repurchased during the period (full shares)	—	26,853
Company Risk-Based Capital:
Total risk-based capital	$955,514	$930,804
Tier 1 risk-based capital	775,693	750,811
Common equity Tier 1 capital	736,714	712,040
Total capital ratio	13.3%	13.0%
Tier 1 capital ratio	10.8%	10.5%
Common equity tier 1 capital ratio	10.2%	9.9%
Tier 1 leverage ratio	9.6%	9.2%
Bank Risk-Based Capital:
Total risk-based capital	$859,098	$827,341
Tier 1 risk-based capital	795,774	768,726
Common equity Tier 1 capital	795,774	768,726
Total capital ratio	12.0%	11.5%
Tier 1 capital ratio	11.1%	10.7%
Common equity tier 1 capital ratio	11.1%	10.7%
Tier 1 leverage ratio	9.9%	9.4%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities, dividends, or repayment of equity-equivalent debt) in light of strategic plans. Through an ongoing repurchase program, the Board has authorized the repurchase of Nicolet’s common stock as an alternative use of capital. At March 31, 2024, there remained $46 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on historical experience, current information, and other factors deemed to be relevant; accordingly, as this information changes, actual results could differ from those estimates. Nicolet considers accounting estimates to be critical to reported financial results if the accounting estimate requires management to make assumptions about matters that are highly uncertain and different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the financial statements. The accounting estimates we consider to be critical include business combinations and the valuation of loans acquired, the determination of the allowance for credit losses, and income taxes. A discussion of these estimates can be found in the “Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2023 Annual Report on Form 10-K. There have been no changes in the Company’s determination of critical accounting policies and estimates since December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk at March 31, 2024, from that presented in our 2023 Annual Report on Form 10-K. See section “Interest Rate Sensitivity Management and Impact of Inflation” within Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2, for our interest rate sensitivity position at March 31, 2024.

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

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of Nicolet’s common stock made during first quarter 2024 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
January 1 – January 31, 2024	360	$80.74	—
February 1 – February 29, 2024	—	$—	—
March 1 – March 31, 2024	946	$84.77	—
Total	1,306	$83.66	—	535,000
a.During first quarter 2024, the Company withheld 175 common shares for minimum tax withholding settlements on restricted stock, and withheld 1,131 common shares to satisfy the exercise price and tax withholding requirements on stock option exercises. These are not considered “repurchases” and, therefore, do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
b.The Board of Directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $276 million to repurchase outstanding shares of common stock. This common stock repurchase program was last modified on April 19, 2022, and has no expiration date. There were no common stock repurchases under this program during first quarter 2024. At March 31, 2024, approximately $46 million remained available under this common stock repurchase program, or approximately 535,000 shares of common stock (based upon the closing stock price of $85.99 on March 31, 2024).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements: None.

ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit Number	Description
10.1	Amended ant Restated Employment Agreement, dated February 28, 2024, by and among the Registrant, Nicolet National Bank and Eric J. Witczak (1)
10.2	Amended ant Restated Employment Agreement, dated February 28, 2024, by and among the Registrant, Nicolet National Bank and Brad V. Hutjens (2)
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
Interactive data files for Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (Loss) (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page from Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (formatted in Inline XBRL and contained in Exhibit 101)

(1) Incorporated by reference to Exhibit 10.15 in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 28, 2024 (File No. 001-37700).
(2) Incorporated by reference to Exhibit 10.17 in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 28, 2024 (File No. 001-37700).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

May 8, 2024	/s/ Michael E. Daniels
Michael E. Daniels
Chairman, President, and Chief Executive Officer

May 8, 2024	/s/ H. Phillip Moore, Jr.
H. Phillip Moore, Jr.
Chief Financial Officer