Form 10-Q
period 2024-06-30
NICOLET BANKSHARES INC
filed 2024-08-05
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024 there were 15,059,919 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
June 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$109,674	$129,898
Interest-earning deposits	298,856	361,533
Cash and cash equivalents	408,530	491,431
Certificates of deposit in other banks	3,924	6,374
Securities available for sale (“AFS”), at fair value	799,937	802,573
Other investments	60,796	57,560
Loans held for sale	9,450	4,160
Loans	6,529,134	6,353,942
Allowance for credit losses - loans (“ACL-Loans”)	(65,414)	(63,610)
Loans, net	6,463,720	6,290,332
Premises and equipment, net	120,988	118,756
Bank owned life insurance (“BOLI”)	171,972	169,392
Goodwill and other intangibles, net	391,421	394,366
Accrued interest receivable and other assets	126,279	133,734
Total assets	$8,557,017	$8,468,678

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$1,764,806	$1,958,709
Interest-bearing deposits	5,476,272	5,239,091
Total deposits	7,241,078	7,197,800
Short-term borrowings	—	—
Long-term borrowings	162,433	166,930
Accrued interest payable and other liabilities	62,093	64,941
Total liabilities	7,465,604	7,429,671

Stockholders’ Equity:
Common stock	150	149
Additional paid-in capital	639,159	633,770
Retained earnings	507,366	458,261
Accumulated other comprehensive income (loss)	(55,262)	(53,173)
Total stockholders’ equity	1,091,413	1,039,007
Total liabilities and stockholders’ equity	$8,557,017	$8,468,678

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	14,945,598	14,894,209
Common shares issued	15,010,256	14,951,367
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Loans, including loan fees	$97,975	$84,091	$191,623	$163,233
Investment securities:
Taxable	5,056	4,133	9,613	9,094
Tax-exempt	1,152	1,476	2,390	3,213
Other interest income	4,695	2,357	9,283	3,893
Total interest income	108,878	92,057	212,909	179,433
Interest expense:
Deposits	41,386	29,340	80,376	54,277
Short-term borrowings	—	1,108	—	4,320
Long-term borrowings	2,150	2,570	4,384	5,076
Total interest expense	43,536	33,018	84,760	63,673
Net interest income	65,342	59,039	128,149	115,760
Provision for credit losses	1,350	450	2,100	3,540
Net interest income after provision for credit losses	63,992	58,589	126,049	112,220
Noninterest income:
Wealth management fee income	6,674	5,870	13,159	11,382
Mortgage income, net	2,634	1,822	3,998	3,288
Service charges on deposit accounts	1,813	1,529	3,394	3,009
Card interchange income	3,458	3,331	6,556	6,364
BOLI income	1,225	1,073	2,572	2,273
Deferred compensation plan asset market valuations	169	499	228	1,445
LSR income, net	1,117	1,135	2,251	2,290
Asset gains (losses), net	616	(318)	2,525	(38,786)
Other income	1,903	1,900	4,348	3,732
Total noninterest income	19,609	16,841	39,031	(5,003)
Noninterest expense:
Personnel	26,285	23,900	52,795	48,228
Occupancy, equipment and office	8,681	8,845	17,625	17,628
Business development and marketing	2,040	1,946	4,182	4,067
Data processing	4,281	4,218	8,551	8,206
Intangibles amortization	1,762	2,083	3,595	4,244
FDIC assessments	990	1,009	2,023	1,549
Merger-related expense	—	26	—	189
Other expense	2,814	2,930	5,229	5,721
Total noninterest expense	46,853	44,957	94,000	89,832
Income before income tax expense	36,748	30,473	71,080	17,385
Income tax expense	7,475	7,878	14,017	3,688
Net income	$29,273	$22,595	$57,063	$13,697
Earnings per common share:
Basic	$1.96	$1.54	$3.82	$0.93
Diluted	$1.92	$1.51	$3.74	$0.91
Weighted average common shares outstanding:
Basic	14,937,347	14,711,490	14,922,235	14,703,018
Diluted	15,275,933	14,959,778	15,262,562	15,011,418
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$29,273	$22,595	$57,063	$13,697
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	270	(5,893)	(1,500)	9,401
Net realized (gains) losses included in income	—	135	(968)	348
Reclassification adjustment for securities transferred from held to maturity to available for sale	—	—	—	(20,434)
Income tax (expense) benefit	(122)	1,556	379	2,886
Total other comprehensive income (loss)	148	(4,202)	(2,089)	(7,799)
Comprehensive income	$29,421	$18,393	$54,974	$5,898
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2024	$149	$636,621	$482,295	$(55,410)	$1,063,655
Comprehensive income:
Net income, three months ended June 30, 2024	—	—	29,273	—	29,273
Other comprehensive income (loss)	—	—	—	148	148
Stock-based compensation expense	—	2,215	—	—	2,215
Cash dividends on common stock, $0.28 per share	—	—	(4,202)	—	(4,202)
Exercise of stock options, net	1	96	—	—	97
Issuance of common stock	—	227	—	—	227
Balances at June 30, 2024	$150	$639,159	$507,366	$(55,262)	$1,091,413
Balances at March 31, 2023	$147	$623,746	$398,966	$(61,067)	$961,792
Comprehensive income:
Net income, three months ended June 30, 2023	—	—	22,595	—	22,595
Other comprehensive income (loss)	—	—	—	(4,202)	(4,202)
Stock-based compensation expense	—	2,006	—	—	2,006
Cash dividends on common stock, $0.25 per share	—	—	(3,698)	—	(3,698)
Exercise of stock options, net	1	451	—	—	452
Issuance of common stock	—	214	—	—	214
Purchase and retirement of common stock	(1)	(1,520)	—	—	(1,521)
Balances at June 30, 2023	$147	$624,897	$417,863	$(65,269)	$977,638
Balances at December 31, 2023	$149	$633,770	$458,261	$(53,173)	$1,039,007
Comprehensive income:
Net income, six months ended June 30, 2024	—	—	57,063	—	57,063
Other comprehensive income (loss)	—	—	—	(2,089)	(2,089)
Stock-based compensation expense	—	3,596	—	—	3,596
Cash dividends on common stock, $0.53 per share	—	—	(7,958)	—	(7,958)
Exercise of stock options, net	1	1,364	—	—	1,365
Issuance of common stock	—	429	—	—	429
Balances at June 30, 2024	$150	$639,159	$507,366	$(55,262)	$1,091,413
Balances at December 31, 2022	$147	$621,988	$407,864	$(57,470)	$972,529
Comprehensive income:
Net income, six months ended June 30, 2023	—	—	13,697	—	13,697
Other comprehensive income (loss)	—	—	—	(7,799)	(7,799)
Stock-based compensation expense	—	3,430	—	—	3,430
Cash dividends on common stock, $0.25 per share	—	—	(3,698)	—	(3,698)
Exercise of stock options, net	1	599	—	—	600
Issuance of common stock	—	400	—	—	400
Purchase and retirement of common stock	(1)	(1,520)	—	—	(1,521)
Balances at June 30, 2023	$147	$624,897	$417,863	$(65,269)	$977,638
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$57,063	$13,697
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	9,244	9,274
Provision for credit losses	2,100	3,540
Increase in cash surrender value of life insurance	(2,572)	(2,159)
Stock-based compensation expense	3,596	3,430
Asset (gains) losses, net	(2,525)	38,786
Gain on sale of loans held for sale, net	(3,068)	(1,860)
Proceeds from sale of loans held for sale	89,310	64,117
Origination of loans held for sale	(92,425)	(65,244)
Net change due to:
Accrued interest receivable and other assets	2,843	(3,846)
Accrued interest payable and other liabilities	(2,848)	(11,368)
Net cash provided by (used in) operating activities	60,718	48,367
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(172,460)	(39,223)
Net (increase) decrease in certificates of deposit in other banks	2,450	2,710
Purchases of securities AFS	(75,412)	—
Proceeds from sales of securities AFS	4,987	26,798
Proceeds from sales of securities HTM	—	460,051
Proceeds from calls and maturities of securities AFS	70,003	133,027
Proceeds from calls and maturities of securities HTM	—	2,916
Purchases of other investments	(798)	(12,022)
Proceeds from sales of other investments	1,270	18,883
Proceeds from redemption of BOLI	—	117
Net (increase) decrease in premises and equipment	(6,273)	(12,565)
Net (increase) decrease in other real estate and other assets	(490)	794
Net cash provided by (used in) investing activities	(176,723)	581,486
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	43,278	19,849
Net increase (decrease) in short-term borrowings	—	(267,000)
Repayments of long-term borrowings	(4,010)	(28,000)
Purchase and retirement of common stock	—	(1,521)
Cash dividends paid on common stock	(7,958)	(3,698)
Proceeds from issuance of common stock	429	400
Proceeds from exercise of stock options	1,365	600
Net cash provided by (used in) financing activities	33,104	(279,370)
Net increase (decrease) in cash and cash equivalents	(82,901)	350,483
Cash and cash equivalents:
Beginning	491,431	154,723
Ending *	$408,530	$505,206
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$83,739	$61,769
Cash paid for taxes	7,050	12,400
Transfer of securities from HTM to AFS	—	177,727
Transfer of loans and bank premises to other real estate owned	27	—
Capitalized mortgage servicing rights	893	620
* There was no restricted cash in cash and cash equivalents at either June 30, 2024 or June 30, 2023.
See accompanying notes to unaudited consolidated financial statements.

NICOLET BANKSHARES, INC.
Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation
General
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets, statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) and its subsidiaries, as of and for the periods presented, and all such adjustments are of a normal recurring nature. All material intercompany transactions and balances have been eliminated. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income	$29,273	$22,595	$57,063	$13,697
Weighted average common shares outstanding	14,937	14,711	14,922	14,703
Effect of dilutive common stock awards	339	249	340	308
Diluted weighted average common shares outstanding	15,276	14,960	15,263	15,011
Basic earnings per common share*	$1.96	$1.54	$3.82	$0.93
Diluted earnings per common share*	$1.92	$1.51	$3.74	$0.91
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
For the three and six months ended June 30, 2024, options to purchase approximately 0.1 million shares were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. For the three and six months ended June 30, 2023, options to purchase approximately 0.3 million shares were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.

Note 3 – Stock-Based Compensation
The Company may grant stock options and restricted stock awards under its stock-based compensation plans to certain officers, employees, and directors. These plans are administered by a committee of the Board of Directors, and at June 30, 2024, approximately 0.6 million shares were available for grant under these stock-based compensation plans.
A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants were as follows.

	Six Months Ended June 30,
	2024	2023
Dividend yield	1.3%	1.6%
Expected volatility	30%	30%
Risk-free interest rate	4.52%	3.74%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$27.91	$20.94

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2023	1,623,088	$62.09
Granted	80,000	78.32
Exercise of stock options *	(36,534)	41.70
Forfeited	(5,500)	74.21
Outstanding - June 30, 2024	1,661,054	$63.28	5.1	$33,033
Exercisable - June 30, 2024	1,233,597	$58.58	4.1	$30,267
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the six months ended June 30, 2024, 1,131 such shares were withheld by the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the six months ended June 30, 2024 and 2023 was approximately $1.5 million and $1.4 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2023	$76.61	57,158
Granted	78.67	18,764
Vested *	79.31	(11,264)
Outstanding - June 30, 2024	$76.74	64,658
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable withholding at the minimum statutory withholding rate, and accordingly 815 shares were surrendered for the six months ended June 30, 2024.
The Company recognized approximately $2.9 million and $2.8 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for the six months ended June 30, 2024 and 2023, respectively, associated with its common stock awards granted to officers and employees. In addition, for the six months ended June 30, 2024, the Company recognized approximately $0.7 million of director expense (included in other expense on the consolidated statements of income) for restricted stock grants totaling 8,764 shares with immediate vesting to directors, while for the six months ended June 30, 2023, the Company recognized approximately $0.6 million of director expense for restricted stock grants totaling 11,674 shares with immediate vesting to directors, in each case representing the annual stock retainer fee paid to external board members. As of June 30, 2024, there was approximately $13.7 million of unrecognized compensation cost related to equity award grants, which is expected to be recognized over the remaining vesting period of approximately three years. The Company recognized a tax benefit of approximately $0.2 million for both the six months ended June 30, 2024 and 2023, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

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

The amortized cost and fair value of securities AFS are summarized as follows.

	June 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$15,892	$—	$1,966	$13,926
U.S. government agency securities	6,311	—	50	6,261
State, county and municipals	321,473	82	28,798	292,757
Mortgage-backed securities	444,050	832	37,610	407,272
Corporate debt securities	87,293	—	7,572	79,721
Total securities AFS	$875,019	$914	$75,996	$799,937

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$15,988	$—	$1,865	$14,123
U.S. government agency securities	7,430	—	46	7,384
State, county and municipals	360,496	651	26,325	334,822
Mortgage-backed securities	388,378	1,437	37,193	352,622
Corporate debt securities	102,895	26	9,299	93,622
Total securities AFS	$875,187	$2,114	$74,728	$802,573
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

Proceeds and realized gains or losses from the sale of AFS and HTM securities were as follows.

	Six Months Ended June 30,
(in thousands)	2024	2023
Securities AFS:
Gross gains	$1,038	$148
Gross losses	(70)	(496)
Gains (losses) on sales of securities AFS, net	$968	$(348)
Proceeds from sales of securities AFS	$4,987	$26,798
Securities HTM:
Gross gains	$—	$—
Gross losses	—	(37,723)
Gains (losses) on sales of securities HTM, net	$—	$(37,723)
Proceeds from sales of securities HTM	$—	$460,051
All mortgage-backed securities included in the securities portfolio were issued by U.S. government agencies and corporations. Investment securities with a carrying value of $365 million and $364 million, as of June 30, 2024 and December 31, 2023, respectively, were pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Accrued interest on investment securities totaled $5 million at both June 30, 2024 and December 31, 2023, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	June 30, 2024
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$13,926	$1,966	$13,926	$1,966	1
U.S. government agency securities	4,586	25	1,675	25	6,261	50	11
State, county and municipals	35,059	928	245,402	27,870	280,461	28,798	559
Mortgage-backed securities	53,030	441	272,449	37,169	325,479	37,610	438
Corporate debt securities	5,475	66	71,438	7,506	76,913	7,572	52
Total	$98,150	$1,460	$604,890	$74,536	$703,040	$75,996	1,061

	December 31, 2023
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$14,123	$1,865	$14,123	$1,865	1
U.S. government agency securities	4,621	31	1,793	15	6,414	46	10
State, county and municipals	29,336	330	257,916	25,995	287,252	26,325	528
Mortgage-backed securities	6	—	291,124	37,193	291,130	37,193	433
Corporate debt securities	—	—	85,265	9,299	85,265	9,299	59
Total	$33,963	$361	$650,221	$74,367	$684,184	$74,728	1,031

During first quarter 2023, the Company recognized provision expense of $2.3 million related to the expected credit loss on a bank subordinated debt investment (acquired in an acquisition), and immediately charged-off the full investment. The Company does not consider its remaining securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these AFS securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. As of June 30, 2024 and December 31, 2023, no allowance for credit losses on AFS securities was recognized.
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

As of June 30, 2024	Securities AFS
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$23,415	$23,067
Due in one year through five years	141,107	128,639
Due after five years through ten years	168,279	150,236
Due after ten years	98,168	90,723
	430,969	392,665
Mortgage-backed securities	444,050	407,272
Total investment securities	$875,019	$799,937
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

	June 30, 2024	December 31, 2023
(in thousands)	Amount	Amount
Federal Reserve Bank stock	$33,222	$33,087
Federal Home Loan Bank (“FHLB”) stock	9,674	9,674
Equity securities with readily determinable fair values	8,656	4,240
Other investments	9,244	10,559
Total other investments	$60,796	$57,560

Note 5 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	June 30, 2024		December 31, 2023
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,358,152	21%	$1,284,009	20%
Owner-occupied commercial real estate (“CRE”)	941,137	14	956,594	15
Agricultural	1,224,885	19	1,161,531	18
CRE investment	1,198,020	18	1,142,251	18
Construction & land development	247,565	4	310,110	5
Residential construction	90,904	2	75,726	1
Residential first mortgage	1,190,790	18	1,167,109	19
Residential junior mortgage	218,512	3	200,884	3
Retail & other	59,169	1	55,728	1
Loans	6,529,134	100%	6,353,942	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	65,414		63,610
Loans, net	$6,463,720		$6,290,332
Allowance for credit losses - Loans to loans	1.00%		1.00%
Accrued interest on loans totaled $23 million and $19 million at June 30, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.
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
A roll forward of the allowance for credit losses - loans is summarized as follows.

	Three Months Ended		Six Months Ended		Year Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	December 31, 2023
Beginning balance	$64,347	$62,412	$63,610	$61,829	$61,829
Provision for credit losses	1,350	450	2,100	1,200	2,650
Charge-offs	(375)	(561)	(591)	(745)	(1,653)
Recoveries	92	510	295	527	784
Net (charge-offs) recoveries	(283)	(51)	(296)	(218)	(869)
Ending balance	$65,414	$62,811	$65,414	$62,811	$63,610

The following tables present the balance and activity in the ACL-Loans by portfolio segment.

	Six Months Ended June 30, 2024
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$15,225	$9,082	$12,629	$12,693	$2,440	$916	$7,320	$2,098	$1,207	$63,610
Provision	944	(107)	(42)	1,248	(441)	150	(214)	75	487	2,100
Charge-offs	(266)	(30)	—	—	—	—	—	—	(295)	(591)
Recoveries	26	210	—	—	—	—	32	5	22	295
Net (charge-offs) recoveries	(240)	180	—	—	—	—	32	5	(273)	(296)
Ending balance	$15,929	$9,155	$12,587	$13,941	$1,999	$1,066	$7,138	$2,178	$1,421	$65,414
As % of ACL-Loans	25%	14%	19%	21%	3%	2%	11%	3%	2%	100%

	Year Ended December 31, 2023
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$16,350	$9,138	$9,762	$12,744	$2,572	$1,412	$6,976	$1,846	$1,029	$61,829
Provision	(1,205)	470	2,930	(51)	(132)	(496)	346	347	441	2,650
Charge-offs	(440)	(773)	(66)	—	—	—	(5)	(96)	(273)	(1,653)
Recoveries	520	247	3	—	—	—	3	1	10	784
Net (charge-offs) recoveries	80	(526)	(63)	—	—	—	(2)	(95)	(263)	(869)
Ending balance	$15,225	$9,082	$12,629	$12,693	$2,440	$916	$7,320	$2,098	$1,207	$63,610
As % of ACL-Loans	24%	14%	20%	20%	4%	—%	12%	4%	2%	100%
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
Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in accrued interest payable and other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The reserve for unfunded commitments was $3.0 million at both June 30, 2024 and December 31, 2023.

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

	Three Months Ended		Six Months Ended		Year Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	December 31, 2023
Provision for credit losses on:
Loans	$1,350	$450	$2,100	$1,200	$2,650
Unfunded commitments	—	—	—	—	—
Investment securities	—	—	—	2,340	2,340
Total	$1,350	$450	$2,100	$3,540	$4,990
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

June 30, 2024	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$5,720	$5,720	$1,996	$3,724	$849
Owner-occupied CRE	3,305	—	3,305	3,163	142	15
Agricultural	6,175	4,323	10,498	5,362	5,136	72
CRE investment	1,714	—	1,714	1,714	—	—
Residential first mortgage	261	—	261	261	—	—
Total loans	$11,455	$10,043	$21,498	$12,496	$9,002	$936

December 31, 2023	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,576	$2,576	$2,164	$412	$196
Owner-occupied CRE	3,614	—	3,614	3,465	149	24
Agricultural	6,931	5,219	12,150	7,261	4,889	117
CRE investment	1,261	—	1,261	871	390	18
Residential first mortgage	674	—	674	674	—	—
Total loans	$12,480	$7,795	$20,275	$14,435	$5,840	$355

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	June 30, 2024
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$2,846	$6,825	$1,348,481	$1,358,152
Owner-occupied CRE	1,143	3,965	936,029	941,137
Agricultural	66	10,556	1,214,263	1,224,885
CRE investment	—	1,972	1,196,048	1,198,020
Construction & land development	49	—	247,516	247,565
Residential construction	292	—	90,612	90,904
Residential first mortgage	1,304	4,203	1,185,283	1,190,790
Residential junior mortgage	66	229	218,217	218,512
Retail & other	351	88	58,730	59,169
Total loans	$6,117	$27,838	$6,495,179	$6,529,134
Percent of total loans	0.1%	0.4%	99.5%	100.0%

	December 31, 2023
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$540	$4,046	$1,279,423	$1,284,009
Owner-occupied CRE	2,123	4,399	950,072	956,594
Agricultural	12	12,185	1,149,334	1,161,531
CRE investment	3,060	1,453	1,137,738	1,142,251
Construction & land development	171	161	309,778	310,110
Residential construction	—	—	75,726	75,726
Residential first mortgage	2,663	4,059	1,160,387	1,167,109
Residential junior mortgage	547	150	200,187	200,884
Retail & other	327	172	55,229	55,728
Total loans	$9,443	$26,625	$6,317,874	$6,353,942
Percent of total loans	0.1%	0.4%	99.5%	100.0%

The following table presents nonaccrual loans by portfolio segment.

	June 30, 2024		December 31, 2023
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$6,825	24%	$4,046	15%
Owner-occupied CRE	3,965	15	4,399	16
Agricultural	10,556	38	12,185	46
CRE investment	1,972	7	1,453	5
Construction & land development	—	—	161	1
Residential construction	—	—	—	—
Residential first mortgage	4,203	15	4,059	15
Residential junior mortgage	229	1	150	1
Retail & other	88	—	172	1
Nonaccrual loans	$27,838	100%	$26,625	100%
Percent of total loans	0.4%		0.4%

Credit Quality Information:
The following tables present total loans by risk categories and gross charge-offs by year of origination. Acquired loans have been included based upon the actual origination date.

June 30, 2024	Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$123,465	$206,183	$202,834	$152,298	$55,267	$104,246	$375,691	$—	$1,219,984
Grade 5	416	3,105	14,782	7,232	2,588	8,166	46,873	—	83,162
Grade 6	—	204	686	162	173	1,686	25,026	—	27,937
Grade 7	258	5,560	4,712	2,309	2,116	10,093	2,021	—	27,069
Total	$124,139	$215,052	$223,014	$162,001	$60,144	$124,191	$449,611	$—	$1,358,152
Current period gross charge-offs	$—	$—	$—	$(26)	$(19)	$(182)	$(39)	$—	$(266)
Owner-occupied CRE
Grades 1-4	$43,537	$103,179	$155,389	$169,663	$85,733	$303,779	$2,850	$—	$864,130
Grade 5	1,163	7,421	5,353	5,841	3,492	33,566	75	—	56,911
Grade 6	—	—	—	4,806	—	132	—	—	4,938
Grade 7	—	180	2,394	1,034	6,825	4,700	25	—	15,158
Total	$44,700	$110,780	$163,136	$181,344	$96,050	$342,177	$2,950	$—	$941,137
Current period gross charge-offs	$—	$—	$—	$—	$—	$(30)	$—	$—	$(30)
Agricultural
Grades 1-4	$79,264	$145,847	$272,392	$131,003	$76,100	$154,596	$269,340	$—	$1,128,542
Grade 5	5,659	5,660	4,812	3,791	1,653	25,029	9,483	—	56,087
Grade 6	1,708	135	37	358	—	2,171	1,319	—	5,728
Grade 7	555	2,503	6,539	6,035	479	13,891	4,526	—	34,528
Total	$87,186	$154,145	$283,780	$141,187	$78,232	$195,687	$284,668	$—	$1,224,885
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
CRE investment
Grades 1-4	$36,389	$48,339	$233,419	$249,314	$167,806	$373,791	$10,110	$—	$1,119,168
Grade 5	6,654	2,765	7,028	14,448	6,390	30,826	42	—	68,153
Grade 6	—	—	—	—	1,418	—	—	—	1,418
Grade 7	—	—	—	19	—	9,262	—	—	9,281
Total	$43,043	$51,104	$240,447	$263,781	$175,614	$413,879	$10,152	$—	$1,198,020
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$34,867	$47,161	$75,886	$61,256	$9,007	$11,431	$2,824	$—	$242,432
Grade 5	—	—	38	3,007	1,191	497	—	—	4,733
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	45	355	—	—	—	—	—	400
Total	$34,867	$47,206	$76,279	$64,263	$10,198	$11,928	$2,824	$—	$247,565
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$23,295	$56,030	$7,521	$2,806	$139	$609	$504	$—	$90,904
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$23,295	$56,030	$7,521	$2,806	$139	$609	$504	$—	$90,904
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$67,162	$170,246	$373,532	$233,593	$123,386	$206,147	$327	$1	$1,174,394
Grade 5	131	320	1,469	1,208	687	4,272	—	—	8,087
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	94	1,733	2,290	501	3,691	—	—	8,309
Total	$67,293	$170,660	$376,734	$237,091	$124,574	$214,110	$327	$1	$1,190,790
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential junior mortgage
Grades 1-4	$11,860	$10,811	$6,430	$3,115	$4,004	$6,029	$169,815	$5,896	$217,960
Grade 5	—	—	70	—	—	—	25	—	95
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	30	29	199	—	86	113	—	457
Total	$11,860	$10,841	$6,529	$3,314	$4,004	$6,115	$169,953	$5,896	$218,512
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Retail & other
Grades 1-4	$4,796	$5,975	$6,650	$4,297	$1,896	$4,716	$30,712	$—	$59,042
Grade 5	—	—	—	18	—	—	—	—	18
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	2	87	—	14	6	—	—	—	109
Total	$4,798	$6,062	$6,650	$4,329	$1,902	$4,716	$30,712	$—	$59,169
Current period gross charge-offs	$—	$(72)	$(9)	$(7)	$—	$(82)	$(125)	$—	$(295)
Total loans	$441,181	$821,880	$1,384,090	$1,060,116	$550,857	$1,313,412	$951,701	$5,897	$6,529,134

December 31, 2023	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$223,515	$234,193	$171,555	$66,026	$49,054	$81,272	$359,284	$—	$1,184,899
Grade 5	3,252	13,656	7,516	3,388	5,074	7,020	18,753	—	58,659
Grade 6	—	562	502	187	3	1,009	10,974	—	13,237
Grade 7	5,742	3,702	2,655	2,409	1,769	9,244	1,693	—	27,214
Total	$232,509	$252,113	$182,228	$72,010	$55,900	$98,545	$390,704	$—	$1,284,009
Current period gross charge-offs	$—	$(89)	$(114)	$—	$—	$(222)	$(15)	$—	$(440)
Owner-occupied CRE
Grades 1-4	$114,704	$156,723	$181,128	$91,038	$85,430	$247,730	$4,181	$—	$880,934
Grade 5	5,416	4,024	7,858	5,092	3,994	27,585	52	—	54,021
Grade 6	—	—	3,905	—	1,531	12	—	—	5,448
Grade 7	—	1,304	1,071	6,988	338	6,340	150	—	16,191
Total	$120,120	$162,051	$193,962	$103,118	$91,293	$281,667	$4,383	$—	$956,594
Current period gross charge-offs	$—	$—	$—	$—	$—	$(773)	$—	$—	$(773)
Agricultural
Grades 1-4	$120,200	$274,491	$134,706	$78,944	$22,985	$139,212	$277,170	$—	$1,047,708
Grade 5	6,345	11,975	5,718	703	394	33,658	15,522	—	74,315
Grade 6	—	130	1,017	—	51	2,256	194	—	3,648
Grade 7	2,519	6,691	5,360	428	1,679	12,098	7,085	—	35,860
Total	$129,064	$293,287	$146,801	$80,075	$25,109	$187,224	$299,971	$—	$1,161,531
Current period gross charge-offs	$—	$—	$—	$—	$—	$(66)	$—	$—	$(66)
CRE investment
Grades 1-4	$30,720	$194,442	$256,765	$169,078	$113,510	$283,339	$11,146	$—	$1,059,000
Grade 5	2,790	7,746	17,899	9,857	11,232	23,108	49	—	72,681
Grade 6	—	—	—	—	—	1,340	65	—	1,405
Grade 7	—	51	21	—	1,034	8,059	—	—	9,165
Total	$33,510	$202,239	$274,685	$178,935	$125,776	$315,846	$11,260	$—	$1,142,251
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$51,253	$149,155	$64,761	$9,441	$4,939	$22,548	$2,883	$—	$304,980
Grade 5	—	23	3,044	1,264	504	88	—	—	4,923
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	46	—	—	—	—	86	75	—	207
Total	$51,299	$149,178	$67,805	$10,705	$5,443	$22,722	$2,958	$—	$310,110
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$57,033	$13,035	$3,316	$1,118	$130	$1,094	$—	$—	$75,726
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$57,033	$13,035	$3,316	$1,118	$130	$1,094	$—	$—	$75,726
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$164,917	$389,246	$247,957	$130,857	$56,223	$162,424	$887	$2	$1,152,513
Grade 5	—	1,286	1,088	1,250	2,239	2,913	—	—	8,776
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	28	392	616	388	1,117	3,279	—	—	5,820
Total	$164,945	$390,924	$249,661	$132,495	$59,579	$168,616	$887	$2	$1,167,109
Current period gross charge-offs	$—	$—	$—	$—	$—	$(5)	$—	$—	$(5)
Residential junior mortgage
Grades 1-4	$14,020	$7,277	$4,053	$4,187	$2,753	$3,909	$157,960	$6,342	$200,501
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	31	31	202	—	—	27	92	—	383
Total	$14,051	$7,308	$4,255	$4,187	$2,753	$3,936	$158,052	$6,342	$200,884
Current period gross charge-offs	$—	$—	$—	$—	$—	$(96)	$—	$—	$(96)
Retail & other
Grades 1-4	$8,207	$8,107	$5,345	$2,434	$1,689	$3,869	$25,891	$—	$55,542
Grade 5	—	—	38	—	—	—	—	—	38
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	31	—	25	8	19	65	—	—	148
Total	$8,238	$8,107	$5,408	$2,442	$1,708	$3,934	$25,891	$—	$55,728
Current period gross charge-offs	$(7)	$(1)	$—	$(1)	$—	$(52)	$(212)	$—	$(273)
Total loans	$810,769	$1,478,242	$1,128,121	$585,085	$367,691	$1,083,584	$894,106	$6,344	$6,353,942

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
Modifications to Borrowers Experiencing Financial Difficulty:
The following table presents the amortized cost of loans that were made to borrowers experiencing financial difficulty and were modified during the six months ended June 30, 2024 and June 30, 2023, respectively, aggregated by portfolio segment and type of modification.

(in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Total	% of Total Loans
Six Months Ended June 30, 2024
Commercial & industrial	$—	$—	$—	$—	$—	—%
Owner-occupied CRE	1,530	—	—	—	1,530	0.16%
Agricultural	—	—	—	—	—	—%
CRE investment	—	—	—	—	—	—%
Total	$1,530	$—	$—	$—	$1,530	0.02%
Six Months Ended June 30, 2023
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
As of June 30, 2024 and December 31, 2023, there were no loans made to borrowers experiencing financial difficulty that were modified during the current period and subsequently defaulted, and there were no commitments to lend additional funds to such debtors.

Note 6 – Goodwill and Other Intangibles and Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life that would affect expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance of the underlying operations or assets which give rise to the intangible. Management also regularly monitors economic factors for potential impairment indications on the value of our franchise, stability of deposits, and the wealth client base, underlying our goodwill and other intangibles. Management concluded no impairment was indicated for the six months ended June 30, 2024 and the year ended December 31, 2023. A summary of goodwill and other intangibles was as follows.

(in thousands)	June 30, 2024	December 31, 2023
Goodwill	$367,387	$367,387
Core deposit intangibles	21,806	25,112
Customer list intangibles	2,228	1,867
Other intangibles	24,034	26,979
Goodwill and other intangibles, net	$391,421	$394,366

Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During first quarter 2024, Nicolet purchased a financial advisory book of business and established a corresponding customer list intangible. A summary of other intangible assets was as follows.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2024	December 31, 2023
Core deposit intangibles:
Gross carrying amount	$60,724	$60,724
Accumulated amortization	(38,918)	(35,612)
Net book value	$21,806	$25,112
Additions during the period	$—	$—
Amortization during the period	$3,306	$7,589
Customer list intangibles:
Gross carrying amount	$6,173	$5,523
Accumulated amortization	(3,945)	(3,656)
Net book value	$2,228	$1,867
Additions during the period	$650	$—
Amortization during the period	$289	$483

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

	Six Months Ended	Year Ended
(in thousands)	June 30, 2024	December 31, 2023
Mortgage servicing rights asset:
MSR asset at beginning of year	$11,655	$13,080
Capitalized MSR	893	1,540
Amortization during the period	(1,576)	(2,965)
MSR asset at end of period	$10,972	$11,655
Valuation allowance at beginning of year	$—	$(500)
Reversals	—	500
Valuation allowance at end of period	$—	$—
MSR asset, net	$10,972	$11,655
Fair value of MSR asset at end of period	$17,604	$16,810
Residential mortgage loans serviced for others	$1,604,743	$1,609,395
Net book value of MSR asset to loans serviced for others	0.68%	0.72%
Loan servicing rights (“LSR”): The Company acquired an LSR asset in December 2021 which will be amortized over the estimated remaining loan service period, as the Company does not expect to add new loans to this servicing portfolio. A summary of the changes in the LSR asset were as follows.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2024	December 31, 2023
Loan servicing rights asset:
LSR asset at beginning of year	$8,831	$11,039
Amortization during the period	(981)	(2,208)
LSR asset at end of period	$7,850	$8,831
Agricultural loans serviced for others	$470,291	$492,137
The following table shows the estimated future amortization expense for amortizing intangible assets and the servicing assets. The projections are based on existing asset balances, the current interest rate environment and estimated prepayment speeds as of June 30, 2024. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset	LSR asset
Year ending December 31,
2024 (remaining six months)	$2,992	$291	$1,385	$981
2025	5,161	579	2,181	1,717
2026	3,983	379	1,583	1,472
2027	3,218	296	1,582	1,227
2028	2,622	296	1,581	981
2029	1,911	166	1,569	736
Thereafter	1,919	221	1,091	736
Total	$21,806	$2,228	$10,972	$7,850

Note 7 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. The Company did not have any short-term borrowings outstanding at either June 30, 2024 or December 31, 2023.
Long-Term Borrowings:
Long-term borrowings include any borrowing with an original maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	June 30, 2024	December 31, 2023
FHLB advances	$5,000	$5,000
Junior subordinated debentures	40,967	40,552
Subordinated notes	116,466	121,378
Total long-term borrowings	$162,433	$166,930
FHLB Advances: The Federal Home Loan Bank (“FHLB”) advance bears a fixed rate, requires interest-only monthly payments, and has a maturity date of March 2025. The weighted average rate of the FHLB advance was 1.55% at both June 30, 2024 and December 31, 2023.
Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debenture. All the junior subordinated debentures are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. At both June 30, 2024 and December 31, 2023, approximately $39 million of trust preferred securities qualify as Tier 1 capital.

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

The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of June 30, 2024				As of December 31, 2023
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs (1)	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (2)	12/15/2035	7.03%	$10,310	$(2,276)	$8,034	7.08%	$7,930
Baylake Capital Trust II (3)	9/30/2036	6.94%	16,598	(2,819)	13,779	6.94%	13,660
First Menasha Statutory Trust (4)	3/17/2034	8.39%	5,155	(422)	4,733	8.43%	4,712
County Bancorp Statutory Trust II (5)	9/15/2035	7.13%	6,186	(678)	5,508	7.18%	5,433
County Bancorp Statutory Trust III (6)	6/15/2036	7.29%	6,186	(735)	5,451	7.34%	5,375
Fox River Valley Capital Trust (7)	5/30/2033	7.89%	3,610	(148)	3,462	7.89%	3,442
Total			$48,045	$(7,078)	$40,967		$40,552
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$94,150	$(419)	$93,731	3.13%	$98,476
County Subordinated Notes due 2030	6/30/2030	7.00%	22,400	335	22,735	7.00%	22,902
Total			$116,550	$(84)	$116,466		$121,378
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
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	June 30, 2024	December 31, 2023
Commitments to extend credit	$1,903,307	$1,877,327
Financial standby letters of credit	14,808	17,500
Performance standby letters of credit	10,617	11,381
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
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the contractual amounts were $32 million and $30 million, respectively, at June 30, 2024. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale each totaled $13 million at December 31, 2023. The net fair value of these mortgage derivatives combined was a net gain of $0.3 million and $0.1 million at June 30, 2024 and December 31, 2023, respectively.
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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
June 30, 2024
U.S. Treasury securities	$13,926	$—	$13,926	$—
U.S. government agency securities	6,261	—	6,261	—
State, county and municipals	292,757	—	291,820	937
Mortgage-backed securities	407,272	—	406,326	946
Corporate debt securities	79,721	—	76,001	3,720
Securities AFS	$799,937	$—	$794,334	$5,603
Other investments (equity securities)	$8,656	$8,656	$—	$—
Derivative assets	$263	$—	$—	$263
Derivative liabilities	$—	$—	$—	$—
December 31, 2023
U.S. Treasury securities	$14,123	$—	$14,123	$—
U.S. government agency securities	7,384	—	7,384	—
State, county and municipals	334,822	—	333,401	1,421
Mortgage-backed securities	352,622	—	351,658	964
Corporate debt securities	93,622	—	89,944	3,678
Securities AFS	$802,573	$—	$796,510	$6,063
Other investments (equity securities)	$4,240	$4,240	$—	$—
Derivative assets	$152	$—	$—	$152
Derivative liabilities	$79	$—	$—	$79
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the tables above.
Securities AFS and Equity Securities: Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds and mortgage-backed securities. At June 30, 2024 and December 31, 2023, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.
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

The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Six Months Ended	Year Ended
Level 3 Fair Value Measurements:	June 30, 2024	December 31, 2023
Balance at beginning of year	$6,063	$8,153
Maturities / Paydowns	(502)	(2,425)
Unrealized gain / (loss)	42	335
Balance at end of period	$5,603	$6,063
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
June 30, 2024
Collateral dependent loans	$20,562	$—	$—	$20,562
MSR asset (disclosure)	17,604	—	—	17,604
December 31, 2023
Collateral dependent loans	$19,920	$—	$—	$19,920
MSR asset (disclosure)	16,810	—	—	16,810
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
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

June 30, 2024
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$408,530	$408,530	$408,530	$—	$—
Certificates of deposit in other banks	3,924	3,899	—	3,899	—
Securities AFS	799,937	799,937	—	794,334	5,603
Other investments, including equity securities	60,796	60,796	8,656	44,203	7,937
Loans held for sale	9,450	9,663	—	9,663	—
Loans, net	6,463,720	6,250,527	—	—	6,250,527
MSR asset	10,972	17,604	—	—	17,604
LSR asset	7,850	7,850	—	—	7,850
Accrued interest receivable	27,668	27,668	27,668	—	—
Financial liabilities:
Deposits	$7,241,078	$7,230,352	$—	$—	$7,230,352
Long-term borrowings	162,433	151,475	—	4,869	146,606
Accrued interest payable	8,786	8,786	8,786	—	—

December 31, 2023
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$491,431	$491,431	$491,431	$—	$—
Certificates of deposit in other banks	6,374	6,293	—	6,293	—
Securities AFS	802,573	802,573	—	796,510	6,063
Other investments	57,560	57,560	4,240	44,010	9,310
Loans held for sale	4,160	4,276	—	4,276	—
Loans, net	6,290,332	6,083,942	—	—	6,083,942
MSR asset	11,655	16,810	—	—	16,810
LSR asset	8,831	8,831	—	—	8,831
Accrued interest receivable	24,237	24,237	24,237	—	—
Financial liabilities:
Deposits	$7,197,800	$7,184,712	$—	$—	$7,184,712
Long-term borrowings	166,930	155,179	—	4,820	150,359
Accrued interest payable	7,765	7,765	7,765	—	—
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
Forward-Looking Statements
Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance, or with respect to expectations regarding the economic factors such as inflation and changes in interest rates. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements are neither statements of historical fact nor assurance of future performance and generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Forward-looking statements (including their underlying assumptions) should be viewed with caution. Investors should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those implied or anticipated by any forward-looking statements. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors, many of which are beyond Nicolet’s control, that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Item 1A, “Risk Factors” of Nicolet’s 2023 Annual Report on Form 10-K include, but are not necessarily limited to the following:
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

Overview
The following discussion is management’s analysis of Nicolet’s consolidated financial condition as of June 30, 2024 and December 31, 2023 and results of operations for the three and six-month periods ended June 30, 2024 and 2023. It should be read in conjunction with our audited consolidated financial statements included in Nicolet’s 2023 Annual Report on Form 10-K.

Economic Outlook
At the beginning of 2024, there were serious concerns for a recession in 2024. While the U.S. economy is slowing, with GDP anticipated to decline to approximately 2% for first half 2024, growth in second half 2024 is expected to remain positive as the propensity to spend remains high enough to keep the U.S. economy from spiraling down into negative growth. The labor markets are starting to show some signs of weakness as payroll growth has decreased and the unemployment rate has risen (from 3.6% in June 2023 to 4.1% in June 2024). Despite signs of a slowing U.S. economy, the S&P 500 index reached an all time high at mid-year 2024 and is expected to generate solid earnings growth for the year.
Inflation showed improvement through mid-2023, before leveling off and recent months have reflected a slight uptick, coming in around 3% for June compared to the Federal Reserve goal of 2%. Shelter costs have kept prices higher than expected, but are projected to decrease in second half 2024. As a result, the Federal Reserve is pivoting the monetary policy towards lower overnight interest rates, and current projections indicate the Federal Reserve will likely cut overnight interest rates by 25 bps at the September meeting.

Table 1: Earnings Summary and Selected Financial Data
	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023	6/30/2024	6/30/2023
Results of operations:
Net interest income	$65,342	$62,807	$64,282	$61,474	$59,039	$128,149	$115,760
Provision for credit losses	1,350	750	1,000	450	450	2,100	3,540
Noninterest income	19,609	19,422	24,434	16,541	16,841	39,031	(5,003)
Noninterest expense	46,853	47,147	50,296	45,738	44,957	94,000	89,832
Income before income tax expense	36,748	34,332	37,420	31,827	30,473	71,080	17,385
Income tax expense	7,475	6,542	6,759	14,669	7,878	14,017	3,688
Net income (GAAP)	$29,273	$27,790	$30,661	$17,158	$22,595	$57,063	$13,697
Earnings per common share ("EPS"):
Basic EPS	$1.96	$1.86	$2.07	$1.16	$1.54	$3.82	$0.93
Diluted EPS (GAAP)	$1.92	$1.82	$2.02	$1.14	$1.51	$3.74	$0.91
Adjusted net income & diluted EPS:
Adjusted net income (non-GAAP) (1)	$28,777	$26,253	$28,038	$23,284	$22,853	$55,030	$44,683
Adjusted diluted EPS (non-GAAP) (1)	$1.88	$1.72	$1.85	$1.54	$1.53	$3.61	$2.98
Common Shares:
Basic weighted average	14,937	14,907	14,823	14,740	14,711	14,922	14,703
Diluted weighted average	15,276	15,249	15,142	15,100	14,960	15,263	15,011
Outstanding (period end)	14,946	14,931	14,894	14,758	14,718	14,946	14,718
Period-End Balances:
Loans	$6,529,134	$6,397,617	$6,353,942	$6,239,257	$6,222,776	$6,529,134	$6,222,776
Allowance for credit losses - loans	65,414	64,347	63,610	63,160	62,811	65,414	62,811
Total assets	8,557,017	8,446,662	8,468,678	8,416,162	8,482,628	8,557,017	8,482,628
Deposits	7,241,078	7,165,732	7,197,800	7,182,388	7,198,604	7,241,078	7,198,604
Stockholders’ equity (common)	1,091,413	1,063,655	1,039,007	974,461	977,638	1,091,413	977,638
Book value per common share	73.03	71.24	69.76	66.03	66.42	73.03	66.42
Tangible book value per common share (2)	46.84	44.91	43.28	39.18	39.37	46.84	39.37
Financial Ratios: (3)
Return on average assets	1.39%	1.33%	1.45%	0.81%	1.10%	1.36%	0.33%
Return on average common equity	11.00	10.66	12.20	6.92	9.37	10.83	2.85
Return on average tangible common equity (2)	17.36	17.07	20.22	11.62	15.95	17.22	4.86
Stockholders’ equity to assets	12.75	12.59	12.27	11.58	11.53	12.75	11.53
Tangible common equity to tangible assets (2)	8.57	8.33	7.98	7.21	7.17	8.57	7.17
Note: Numbers may not sum due to rounding.
(1) The adjusted net income and diluted EPS measures are non-GAAP financial measures that provide information that management believes is useful to investors in understanding our operating performance and trends and also aids investors in the comparison of our financial performance to the financial performance of peer banks. See section “Non-GAAP Financial Measures” below for a reconciliation of these financial measures.
(2) The ratios of tangible book value per common share, return on average tangible common equity, and tangible common equity to tangible assets are non-GAAP financial measures that exclude goodwill and other intangibles, net. These financial ratios have been included as management considers them to be useful metrics with which to analyze and evaluate financial condition and capital strength. See section “Non-GAAP Financial Measures” below for a reconciliation of these financial measures.
(3) Income statement-related ratios for partial-year periods are annualized.

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
Management believes that the presentation of these non-GAAP financial measures (a) are important metrics used to analyze and evaluate our financial condition and capital strength and provide important supplemental information that contributes to a proper understanding of our operating performance and trends, (b) enables a more complete understanding of factors and trends affecting our business, and (c) allows investors to compare our financial performance to the financial performance of our peers and to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance. However, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. These disclosures should not be considered an alternative to our GAAP results. A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented in the table below.

Table 1A: Reconciliation of Non-GAAP Financial Measures
	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2024	3/31/2024	12/31/2023	9/30/2023	6/30/2023	6/30/2024	6/30/2023
Adjusted Net Income Reconciliation
Net income (GAAP)	$29,273	$27,790	$30,661	$17,158	$22,595	$57,063	$13,697
Adjustments:
Provision expense (1)	—	—	—	—	—	—	2,340
Assets (gains) losses, net (2)	(616)	(1,909)	(5,947)	(31)	318	(2,525)	38,786
Merger-related expense	—	—	—	—	26	—	189
Contract termination charge	—	—	2,689	—	—	—	—
Adjustments subtotal	(616)	(1,909)	(3,258)	(31)	344	(2,525)	41,315
Tax on Adjustments (3)	(120)	(372)	(635)	(6)	86	(492)	10,329
Tax - Wisconsin tax law change (3)	—	—	—	6,151	—	—	—
Adjusted net income (Non-GAAP)	$28,777	$26,253	$28,038	$23,284	$22,853	$55,030	$44,683

Diluted EPS (GAAP)	$1.92	$1.82	$2.02	$1.14	$1.51	$3.74	$0.91
Adjusted diluted EPS (Non-GAAP)	$1.88	$1.72	$1.85	$1.54	$1.53	$3.61	$2.98
Tangible Assets:
Total assets	$8,557,017	$8,446,662	$8,468,678	$8,416,162	$8,482,628
Goodwill and other intangibles, net	391,421	393,183	394,366	396,208	398,194
Tangible assets	$8,165,596	$8,053,479	$8,074,312	$8,019,954	$8,084,434
Tangible Common Equity:
Stockholders’ equity (common)	$1,091,413	$1,063,655	$1,039,007	$974,461	$977,638
Goodwill and other intangibles, net	391,421	393,183	394,366	396,208	398,194
Tangible common equity	$699,992	$670,472	$644,641	$578,253	$579,444
Average Tangible Common Equity:
Stockholders’ equity (common)	$1,070,379	$1,048,596	$996,745	$983,133	$967,142	$1,059,487	$968,617
Goodwill and other intangibles, net	392,171	393,961	395,158	397,052	399,080	393,066	400,140
Average tangible common equity	$678,208	$654,635	$601,587	$586,081	$568,062	$666,421	$568,477
Note: Numbers may not sum due to rounding.
(1) Provision expense for 2023 is attributable to the expected loss on a bank subordinated debt investment.
(2) Includes the gains / (losses) on other assets and investments, as well as the impact of the March 2023 balance sheet repositioning which included the sale of $500 million (par value) U.S. Treasury held to maturity securities for a pre-tax loss of $38 million or an after-tax loss of $28 million, with the net proceeds used to reduce FHLB borrowings and the remainder held in investable cash.
(3) In July 2023, a new Wisconsin tax law change was signed which provided financial institutions with an exemption from state taxable income for interest, fees, and penalties earned on specific loans to existing Wisconsin-based business or agriculture purpose loans. The effective tax rate for periods prior to July 1, 2023, effective date of this tax law change, assumed an effective tax rate of 25%, and periods subsequent to the effective date assumed an effective tax rate of 19.5%. The adjusted net income reconciliation for first and second quarter 2023 is as originally reported, and has not been restated to reflect the $3 million excess tax expense of those quarters that was subsequently reversed in third quarter 2023 due to the Wisconsin tax law change. Thus, the adjusted net income reconciliation for the quarters of 2023 will not sum to the full year impact.

Performance Summary
Net income was $57 million (or earnings per diluted common share of $3.74) for the six months ended June 30, 2024, compared to net income of $14 million (or earnings per diluted common share of $0.91) for the six months ended June 30, 2023, with 2023 significantly impacted by the first quarter balance sheet repositioning (as detailed in Table 1A, Reconciliation of Non-GAAP Financial Measures above).
Net income reflected non-core items and the related tax effect of each, including the first quarter 2023 balance sheet repositioning and third quarter 2023 change in Wisconsin tax law (as detailed in section Non-GAAP Financial Measures above), as well as gains / (losses) on other assets and investments in all periods. These non-core items positively impacted earnings per diluted common share $0.13 for the six months ended June 30, 2024 and negatively impacted earnings per diluted common share $2.07 for the six months ended June 30, 2023.

•Net interest income was $128 million for the first six months of 2024, up $12 million (11%) over the first six months of 2023. Interest income grew $33 million mostly due to the repricing of new and renewed loans in a rising interest rate environment. Interest expense increased $21 million between the comparable six-month periods also mostly from the higher average funding costs. Net interest margin was 3.31% for the six months ended June 30, 2024, compared to 3.02% for the six months ended June 30, 2023. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”
•Noninterest income was $39 million for the first six months of 2024, a $44 million favorable change from the comparable 2023 period, primarily due to the first quarter 2023 balance sheet repositioning (noted above). Excluding net asset gains (losses), noninterest income for the first six months of 2024 was $37 million, a $3 million increase over the first six months of 2023. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”
•Noninterest expense was $94 million, $4 million (5%) higher than the first six months of 2023. Personnel costs increased $5 million, while non-personnel expenses combined decreased slightly (1%) from the comparable 2023 period. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”
•Nonperforming assets were $29 million, representing 0.34% of total assets at June 30, 2024, compared to $28 million or 0.33% of total assets at December 31, 2023. For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”
•At June 30, 2024, assets were $8.6 billion, up $88 million (1%) from December 31, 2023, mostly from solid loan growth, partly offset by lower cash balances. For additional balance sheet discussion see “Balance Sheet Analysis.”
•At June 30, 2024, loans were $6.5 billion, up $175 million from December 31, 2023, with growth in agricultural, commercial and industrial, and residential real estate loans. On average, loans grew $228 million (4%) over the first six months of 2023. For additional information regarding loans, see “Balance Sheet Analysis — Loans.”
•Total deposits of $7.2 billion at June 30, 2024, increased $43 million from December 31, 2023, with growth in money market and time deposits, partly offset by lower noninterest-bearing demand deposits from seasonal trends as well as some migration to higher rate deposit products. Year-to-date average deposits were $148 million (2%) higher than the first six months of 2023. For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Six Months Ended June 30,
	2024			2023
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$6,447,785	$191,830	5.90%	$6,219,868	$163,318	5.23%
Investment securities:
Taxable	697,306	9,613	2.76%	1,022,188	9,094	1.78%
Tax-exempt (2)	185,676	3,163	3.41%	264,935	4,246	3.21%
Total investment securities	882,982	12,776	2.89%	1,287,123	13,340	2.07%
Other interest-earning assets	350,342	9,283	5.25%	156,353	3,893	4.96%
Total non-loan earning assets	1,233,324	22,059	3.56%	1,443,476	17,233	2.39%
Total interest-earning assets	7,681,109	$213,889	5.52%	7,663,344	$180,551	4.69%
Other assets, net	749,782			735,323
Total assets	$8,430,891			$8,398,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$759,980	$5,000	1.32%	$865,588	$4,867	1.13%
Interest-bearing demand	879,034	7,338	1.68%	929,728	6,449	1.40%
Money market accounts (“MMA”)	1,956,273	28,193	2.90%	1,836,405	23,191	2.55%
Core time deposits	1,069,645	22,438	4.22%	670,071	7,808	2.35%
Total interest-bearing core deposits	4,664,932	62,969	2.71%	4,301,792	42,315	1.98%
Brokered deposits	755,612	17,407	4.63%	603,668	11,962	4.00%
Total interest-bearing deposits	5,420,544	80,376	2.98%	4,905,460	54,277	2.23%
Wholesale funding	163,718	4,384	5.30%	395,742	9,396	4.72%
Total interest-bearing liabilities	5,584,262	$84,760	3.05%	5,301,202	$63,673	2.42%
Noninterest-bearing demand deposits	1,727,829			2,094,860
Other liabilities	59,313			33,988
Stockholders’ equity	1,059,487			968,617
Total liabilities and stockholders’ equity	$8,430,891			$8,398,667
Interest rate spread			2.47%			2.27%
Net free funds			0.84%			0.75%
Tax-equivalent net interest income and net interest margin		$129,129	3.31%		$116,878	3.02%
Tax-equivalent adjustment		$980			$1,118
Net interest income		$128,149			$115,760
Additional loan interest details:
Loan purchase accounting accretion (3)		$3,055	0.08%		$3,272	0.10%
Loan nonaccrual interest (4)		$88	—%		$(384)	(0.01)%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.
(3)Loan purchase accounting accretion included in Total loans interest above, and the related impact to net interest margin.
(4)Loan nonaccrual interest included in Total loans interest above, and the related impact to net interest margin.

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis (Continued)

	For the Three Months Ended June 30,
	2024			2023
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$6,496,732	$98,086	5.99%	$6,237,757	$84,132	5.35%
Investment securities:
Taxable	705,049	5,056	2.87%	822,204	4,133	2.01%
Tax-exempt (2)	176,141	1,523	3.46%	245,940	1,961	3.19%
Total investment securities	881,190	6,579	2.99%	1,068,144	6,094	2.28%
Other interest-earning assets	355,175	4,695	5.24%	192,034	2,357	4.87%
Total non-loan earning assets	1,236,365	11,274	3.63%	1,260,178	8,451	2.68%
Total interest-earning assets	7,733,097	$109,360	5.61%	7,497,935	$92,583	4.90%
Other assets, net	748,089			730,665
Total assets	$8,481,186			$8,228,600
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$761,262	$2,542	1.34%	$842,454	$2,502	1.19%
Interest-bearing demand	860,149	3,510	1.64%	874,294	3,110	1.43%
MMA	1,980,970	14,327	2.91%	1,825,233	12,001	2.64%
Core time deposits	1,062,814	11,334	4.29%	736,521	5,115	2.79%
Total interest-bearing core deposits	4,665,195	31,713	2.73%	4,278,502	22,728	2.13%
Brokered deposits	831,100	9,673	4.68%	640,643	6,612	4.14%
Total interest-bearing deposits	5,496,295	41,386	3.03%	4,919,145	29,340	2.39%
Wholesale funding	162,347	2,150	5.24%	293,140	3,678	4.96%
Total interest-bearing liabilities	5,658,642	$43,536	3.09%	5,212,285	$33,018	2.54%
Noninterest-bearing demand deposits	1,687,482			2,021,892
Other liabilities	64,683			27,281
Stockholders’ equity	1,070,379			967,142
Total liabilities and stockholders’ equity	$8,481,186			$8,228,600
Interest rate spread			2.52%			2.36%
Net free funds			0.83%			0.78%
Tax-equivalent net interest income and net interest margin		$65,824	3.35%		$59,565	3.14%
Tax-equivalent adjustment		$482			$526
Net interest income		$65,342			$59,039
Additional loan interest details:
Loan purchase accounting accretion (3)		$1,527	0.08%		$1,636	0.10%
Loan nonaccrual interest (4)		$329	0.02%		$341	0.02%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.
(3)Loan purchase accounting accretion included in Total loans interest above, and the related impact to net interest margin.
(4)Loan nonaccrual interest included in Total loans interest above, and the related impact to net interest margin.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended June 30, 2024 Compared to June 30, 2023:			For the Six Months Ended June 30, 2024 Compared to June 30, 2023:
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Total loans (2)	$1,836	$12,118	$13,954	$(3,495)	$32,007	$28,512
Investment securities:
Taxable	(135)	1,058	923	(1,498)	2,017	519
Tax-exempt (2)	(593)	155	(438)	(1,336)	253	(1,083)
Total investment securities	(728)	1,213	485	(2,834)	2,270	(564)
Other interest-earning assets	2,262	76	2,338	5,412	(22)	5,390
Total non-loan earning assets	1,534	1,289	2,823	2,578	2,248	4,826
Total interest-earning assets	$3,370	$13,407	$16,777	$(917)	$34,255	$33,338
Interest-bearing liabilities
Savings	$(257)	$297	$40	$(632)	$765	$133
Interest-bearing demand	(52)	452	400	(364)	1,253	889
MMA	1,054	1,272	2,326	1,606	3,396	5,002
Core time deposits	2,804	3,415	6,219	6,269	8,361	14,630
Total interest-bearing core deposits	3,549	5,436	8,985	6,879	13,775	20,654
Brokered deposits	2,126	935	3,061	3,334	2,111	5,445
Total interest-bearing deposits	5,675	6,371	12,046	10,213	15,886	26,099
Wholesale funding	(1,421)	(107)	(1,528)	(4,940)	(72)	(5,012)
Total interest-bearing liabilities	4,254	6,264	10,518	5,273	15,814	21,087
Net interest income	$(884)	$7,143	$6,259	$(6,190)	$18,441	$12,251
(1)The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amount of change in each.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

The Federal Reserve raised short-term interest rates a total of 425 bps during 2022, increasing the Federal Funds rate to a range of 4.25% to 4.50% as of December 31, 2022. Additional increases totaling 100 bps were made during 2023, resulting in a Federal Funds range of 5.25% to 5.50% as of December 31, 2023, which remained unchanged at June 30, 2024.
Tax-equivalent net interest income was $129 million for the six months ended June 30, 2024, an increase of $12 million (10%) over the six months ended June 30, 2023. The $12 million increase in tax-equivalent net interest income was mostly attributable to favorable rates (which added $18 million to net interest income), partly offset by unfavorable volumes.
Average interest-earning assets increased $18 million to $7.7 billion over the comparable 2023 period, with solid loan growth partly offset by lower investment securities due to the first quarter 2023 balance sheet repositioning (as discussed in further detail under “Performance Summary” above). Between the comparable six-month periods, average loans increased $228 million (4%), on solid organic loan growth. Average investment securities decreased $404 million between the comparable six-month periods, while other interest-earning assets increased $194 million, with both attributable to the first quarter 2023 balance sheet repositioning. As a result, the mix of average interest-earning assets shifted to 84% loans, 11% investments and 5% other interest-earning assets (mostly cash) for the first half of 2024, compared to 81%, 17% and 2%, respectively, for the first half of 2023.
Average interest-bearing liabilities were $5.6 billion for the first half of 2024, an increase of $283 million (5%) over the first half of 2023. Average interest-bearing core deposits increased $363 million and average brokered deposits increased $152 million between the comparable six-month periods, reflecting growth in higher cost deposit products. Wholesale funding decreased $232 million between the comparable six-month periods, mostly due to the repayment of FHLB borrowings as part of the first quarter 2023 balance sheet repositioning. The mix of average interest-bearing liabilities was 84% core deposits, 14% brokered deposits and 2% wholesale funding for the first half of 2024, compared to 81%, 11%, and 8%, respectively, for the first half of 2023.
The interest rate spread increased 20 bps between the comparable six-month periods, as the repricing of liabilities has slowed (with fewer interest rate increases during 2023 and none in 2024), while new and renewed loans continue to reprice in a higher interest rate environment. The interest-earning asset yield increased 83 bps to 5.52% for the first six months of 2024, due to the changing mix of interest-earning assets (noted above), as well as the higher interest rate environment. The loan yield improved 67 bps to 5.90% between the comparable six-month periods, largely due to the repricing of new and renewed loans, while the yield on investment securities increased 82 bps to 2.89%. The cost of funds increased 63 bps to 3.05% for the first half of 2024, also reflecting the higher interest rate environment as well as a migration of customer deposits into higher rate deposit products. The contribution from net free funds increased 9 bps, mostly due to the higher value in the current interest rate environment. As a result, the tax-equivalent net interest margin was 3.31% for the first half of 2024, a 29 bps increase over 3.02% for the first half of 2023.
Tax-equivalent interest income was $214 million for the first half of 2024, up $33 million from the comparable period of 2023, comprised of $34 million higher average rates, partly offset by $1 million lower volume. Interest income on loans increased $29 million over the first half of 2023, mostly due to higher rates from the rising interest rate environment, as well as solid loan growth. Interest expense increased to $85 million for the first half of 2024, up $21 million compared to the first half of 2023, mostly due to a higher cost of funds, as well as growth in deposits.
Provision for Credit Losses
The provision for credit losses was $2.1 million for the six months ended June 30, 2024 (entirely related to the ACL-Loans), compared to $3.5 million for the six months ended June 30, 2023 (comprised of $1.2 million related to the ACL-Loans and $2.3 million for the ACL on securities AFS). The provision for credit losses on loans was attributable to growth and changes in the underlying loan portfolio, while the 2023 provision for credit losses on securities AFS was due to the expected loss on a bank subordinated debt investment which was fully charged-off during first quarter 2023.
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

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Trust services fee income	$2,506	$2,148	$358	17%	$4,845	$4,181	$664	16%
Brokerage fee income	4,168	3,722	446	12	8,314	7,201	1,113	15
Wealth management fee income	6,674	5,870	804	14	13,159	11,382	1,777	16
Mortgage income, net	2,634	1,822	812	45	3,998	3,288	710	22
Service charges on deposit accounts	1,813	1,529	284	19	3,394	3,009	385	13
Card interchange income	3,458	3,331	127	4	6,556	6,364	192	3
BOLI income	1,225	1,073	152	14	2,572	2,273	299	13
Deferred compensation plan asset market valuations	169	499	(330)	N/M	228	1,445	(1,217)	N/M
LSR income, net	1,117	1,135	(18)	(2)	2,251	2,290	(39)	(2)
Other income	1,903	1,900	3	—	4,348	3,732	616	17
Noninterest income without net gains (losses)	18,993	17,159	1,834	11	36,506	33,783	2,723	8
Asset gains (losses), net	616	(318)	934	N/M	2,525	(38,786)	41,311	N/M
Total noninterest income	$19,609	$16,841	$2,768	16%	$39,031	$(5,003)	$44,034	(880)%
N/M means not meaningful.

Noninterest income was $39.0 million for the first six months of 2024, a favorable change of $44.0 million compared to the first six months of 2023, primarily due to the 2023 balance sheet repositioning. Excluding net asset gains (losses), noninterest income for the first six months of 2024 was $36.5 million, a $2.7 million (8%) increase over the comparable period in 2023.
Wealth management fee income was $13.2 million, up $1.8 million (16%) from the first six months of 2023, on growth in accounts and assets under management, including favorable market-related changes.
Mortgage income includes net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSR”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $4.0 million, increased $0.7 million (22%) between the comparable six-month periods, mostly due to higher secondary market volumes and the related gains on sales, partly offset by changes in the MSR valuation (first half 2023 included a $0.5 million recovery to the MSR valuation versus none in first half 2024). See also Note 6, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.
Services charges on deposit accounts were $3.4 million, up $0.4 million (13%) from the first six months of 2023, on growth in both accounts and account analysis fees.
The Company sponsors a nonqualified deferred compensation (“NQDC”) plan for certain employees, that fluctuates based upon market valuations of the underlying plan assets. See also “Noninterest Expense” for the offsetting fair value change to the nonqualified deferred compensation plan liabilities.
Other income of $4.3 million for the six months ended June 30, 2024 was up $0.6 million from the comparable 2023 period, largely due to card incentive income.
Net asset gains of $2.5 million for the first six months of 2024 were primarily attributable to gains of $1.6 million on sales of investments and $0.9 million gain on the early extinguishment of Nicolet subordinated notes, while net asset losses of $38.8 million for the first six months of 2023 were primarily attributable to losses on the sale of approximately $500 million (par value) U.S. Treasury held to maturity securities as part of a balance sheet repositioning.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Personnel	$26,285	$23,900	$2,385	10%	$52,795	$48,228	$4,567	9%
Occupancy, equipment and office	8,681	8,845	(164)	(2)	17,625	17,628	(3)	—
Business development and marketing	2,040	1,946	94	5	4,182	4,067	115	3
Data processing	4,281	4,218	63	1	8,551	8,206	345	4
Intangibles amortization	1,762	2,083	(321)	(15)	3,595	4,244	(649)	(15)
FDIC assessments	990	1,009	(19)	(2)	2,023	1,549	474	31
Merger-related expense	—	26	(26)	(100)	—	189	(189)	(100)
Other expense	2,814	2,930	(116)	(4)	5,229	5,721	(492)	(9)
Total noninterest expense	$46,853	$44,957	$1,896	4%	$94,000	$89,832	$4,168	5%
Non-personnel expenses	$20,568	$21,057	$(489)	(2)%	$41,205	$41,604	$(399)	(1)%
Average full-time equivalent (“FTE”) employees	948	943	5	1%	948	943	5	1%

Noninterest expense was $94.0 million, an increase of $4.2 million (5%) over the first six months of 2023. Personnel costs increased $4.6 million (9%), while non-personnel expenses combined decreased $0.4 million (1%) compared to the first six months of 2023.
Personnel expense was $52.8 million for the six months ended June 30, 2024, an increase of $4.6 million from the comparable period in 2023. Salary expense increased $2.5 million (6%) over the first six months of 2023, reflecting merit increases between the years, higher incentives commensurate with current period earnings, and a slightly larger employee base (with average full-time equivalent employees up 1%). Fringe benefits increased $2.1 million over the first six months of 2023, mostly due to higher overall health care expenses. Salary expense was also impacted by the change in the fair value of nonqualified deferred compensation plan liabilities. See also “Noninterest Income” for the offsetting fair value change to the nonqualified deferred compensation plan assets.
Data processing expense was $8.6 million, up $0.3 million (4%) between the comparable six-month periods, mostly due to volume-based increases in core and brokerage processing charges.
Intangibles amortization decreased $0.6 million between the comparable six-month periods due to lower amortization from the aging intangibles.
Other expense was $5.2 million, down $0.5 million (9%) between the comparable six-month periods, mostly due to lower professional fees.

Income Taxes
Income tax expense was $14.0 million (effective tax rate of 19.7%) for the first six months of 2024, compared to income tax expense of $3.7 million (effective tax rate of 21.2%) for the comparable period of 2023. The change in income tax was mostly due to the lower pretax earnings in 2023, and also reflects the lower effective tax rate beginning in the second half of 2023 related to the Wisconsin tax law change noted above in the “Performance Summary” section.

Income Statement Analysis – Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023
Net income was $29.3 million, or adjusted net income (non-GAAP) of $28.8 million, for the three months ended June 30, 2024, compared to net income of $22.6 million, or adjusted net income (non-GAAP) of $22.9 million for the three months ended June 30, 2023. Earnings per diluted common share was $1.92 for second quarter 2024, compared to $1.51 for second quarter 2023.
Tax-equivalent net interest income was $65.8 million for second quarter 2024, an increase of $6.3 million from second quarter 2023. Interest income increased $16.8 million over second quarter 2023, while interest expense increased $10.5 million from second quarter 2023. The increase in interest income included $13.4 million from higher yields (reflecting the rising interest rate environment) and $3.4 million from stronger volumes (led by average loans which grew $259 million or 4% over second quarter 2023). Average investment securities decreased $187 million, while other interest-earning assets grew $163 million (primarily investable cash) between the comparable second quarter periods, mostly due to investment securities maturities and paydowns. Interest expense increased $10.5 million from second quarter 2023, mostly due to $6.3 million higher overall funding costs. For additional information regarding average balances, net interest income and net interest margin, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”
The net interest margin for second quarter 2024 was 3.35%, compared to 3.14% for second quarter 2023, impacted by the rising interest rate environment and the changing balance sheet mix. The mix of average interest-earning assets shifted from 83% loans, 14% investments and 3% other interest-earning assets (mostly investable cash) for second quarter 2023, to 84%, 11% and 5%, respectively, for second quarter 2024. The mix of average interest-bearing liabilities shifted from 82% core deposits, 12% brokered deposits, and 6% wholesale funding for second quarter 2023, to 82%, 15%, and 3%, respectively, for second quarter 2024, including a continued migration to higher rate deposit products. The yield on interest-earning assets of 5.61% increased 71 bps from second quarter 2023, while the cost of funds of 3.09% increased 55 bps between the comparable quarters.
Provision for credit losses was $1.4 million for second quarter 2024 (all related to the ACL-Loans), compared to $0.5 million provision for credit losses for second quarter 2023 (also all related to the ACL-Loans). For additional information regarding the allowance for credit losses-loans and asset quality, see “BALANCE SHEET ANALYSIS — Allowance for Credit Losses - Loans” and “BALANCE SHEET ANALYSIS — Nonperforming Assets.”
Noninterest income was $19.6 million for second quarter 2024, an increase of $2.8 million (16%) from second quarter 2023. Wealth management fee income grew $0.8 million (14%), including favorable market-related changes, as well as growth in accounts and assets under management. Net mortgage income of $2.6 million, increased $0.8 million (45%) between the comparable second quarter periods, mostly due to higher secondary market volumes and the related gains on sales. Services charges on deposit accounts were $1.8 million, up $0.3 million (19%) from second quarter 2023, on growth in both accounts and account analysis fees. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”
Noninterest expense was $46.9 million for second quarter 2024, an increase of $1.9 million (4%) from second quarter 2023, including a $2.4 million increase in personnel expense and a $0.5 million decrease in non-personnel expenses. The increase in personnel was mostly due to higher salaries, incentives, and fringe benefits. The decrease in non-personnel expenses was mostly due to lower intangible amortization, office expense, and professional fees. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”
Income tax expense was $7.5 million (effective tax rate of 20.3%) for second quarter 2024, compared to $7.9 million (effective tax rate of 25.9%) for second quarter 2023. The change in income tax expense and the effective tax rate was primarily attributable to the Wisconsin tax law change noted above in the “Performance Summary” section.

BALANCE SHEET ANALYSIS
At June 30, 2024, period end assets were $8.6 billion, an increase of $88 million (1.0%) from December 31, 2023, mostly from solid growth in loans, partly offset by lower cash balances. Total loans increased $175 million (3%) from December 31, 2023, with growth in agricultural, commercial and industrial, and residential real estate loans. Total deposits of $7.2 billion at June 30, 2024, increased $43 million from December 31, 2023, with growth in time and money market deposits partly offset by lower noninterest-bearing demand deposits. Total stockholders’ equity was $1.1 billion at June 30, 2024, an increase of $52 million over December 31, 2023, with strong earnings partly offset by the quarterly dividend payment.
Compared to June 30, 2023, assets increased $74 million (1%), with growth in loans partly offset by investment securities maturities and paydowns, as well as lower cash balances. Total loans increased $306 million (5%), primarily in residential mortgage and agricultural loans, while total deposits increased $42 million from June 30, 2023, with growth in time and money market deposits partly offset by lower noninterest-bearing demand deposits. Stockholders’ equity increased $114 million from June 30, 2023, with solid net income and favorable net fair value investment changes partly offset by dividend payments.

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
Table 6: Period End Loan Composition

	June 30, 2024		December 31, 2023		June 30, 2023
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,358,152	21%	$1,284,009	20%	$1,318,567	21%
Owner-occupied CRE	941,137	14	956,594	15	969,202	16
Agricultural	1,224,885	19	1,161,531	18	1,068,999	17
Commercial	3,524,174	54	3,402,134	53	3,356,768	54
CRE investment	1,198,020	18	1,142,251	18	1,108,692	18
Construction & land development	247,565	4	310,110	5	337,389	5
Commercial real estate	1,445,585	22	1,452,361	23	1,446,081	23
Commercial-based loans	4,969,759	76	4,854,495	76	4,802,849	77
Residential construction	90,904	2	75,726	1	108,095	2
Residential first mortgage	1,190,790	18	1,167,109	19	1,072,609	17
Residential junior mortgage	218,512	3	200,884	3	184,873	3
Residential real estate	1,500,206	23	1,443,719	23	1,365,577	22
Retail & other	59,169	1	55,728	1	54,350	1
Retail-based loans	1,559,375	24	1,499,447	24	1,419,927	23
Total loans	$6,529,134	100%	$6,353,942	100%	$6,222,776	100%
As noted in Table 6 above, the loan portfolio at June 30, 2024, was 76% commercial-based and 24% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Total loans of $6.5 billion at June 30, 2024, increased $175 million (3%) from December 31, 2023, with growth in agricultural, commercial and industrial, and residential real estate loans. At June 30, 2024, commercial and industrial loans represented the largest segment of Nicolet’s loan portfolio at 21% of the total portfolio, followed by agricultural and CRE investment at 19% and 18%, respectively, of the loan portfolio. The loan portfolio is widely diversified and included the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, hospitality, retail, service, and businesses supporting the general building industry. The following chart provides the industry distribution of our commercial loan portfolio at June 30, 2024.

Commercial Loan Portfolio by Industry Type (based on NAICS codes)

All Other 14%
Real Estate and Rental and Leasing 28%
Wholesale Trade 4%
Health Care 4%
Agriculture Production 4%
Retail Trade 6%
Construction 6%
Accommodation and Food Services 7%
Manufacturing 8%
Dairy Cattle and Milk Production 19%

The following tables present the maturity distribution of the loan portfolio.
Table 7: Loan Maturity Distribution

As of June 30, 2024	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$547,063	$670,457	$132,440	$8,192	$1,358,152
Owner-occupied CRE	126,068	638,966	143,330	32,773	941,137
Agricultural	440,968	419,946	325,220	38,751	1,224,885
CRE investment	204,039	772,204	196,528	25,249	1,198,020
Construction & land development	60,464	134,473	42,815	9,813	247,565
Residential construction *	55,162	8,094	815	26,833	90,904
Residential first mortgage	49,595	249,422	166,824	724,949	1,190,790
Residential junior mortgage	24,421	15,470	37,766	140,855	218,512
Retail & other	34,652	11,708	8,406	4,403	59,169
Total loans	$1,542,432	$2,920,740	$1,054,144	$1,011,818	$6,529,134
Percent by maturity distribution	24%	45%	16%	15%	100%
Total fixed rate loans	$733,103	$2,650,620	$660,111	$336,148	$4,379,982
Total floating rate loans	$809,329	$270,120	$394,033	$675,670	$2,149,152

As of December 31, 2023	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$444,176	$691,364	$137,823	$10,646	$1,284,009
Owner-occupied CRE	85,945	663,791	179,103	27,755	956,594
Agricultural	441,792	335,670	343,717	40,352	1,161,531
CRE investment	120,674	789,093	206,789	25,695	1,142,251
Construction & land development	44,467	169,343	80,015	16,285	310,110
Residential construction *	31,777	7,832	766	35,351	75,726
Residential first mortgage	25,996	268,442	178,786	693,885	1,167,109
Residential junior mortgage	14,709	18,878	36,548	130,749	200,884
Retail & other	30,799	12,637	8,319	3,973	55,728
Total loans	$1,240,335	$2,957,050	$1,171,866	$984,691	$6,353,942
Percent by maturity distribution	20%	47%	18%	15%	100%
Total fixed rate loans	$547,023	$2,718,410	$794,080	$326,346	$4,385,859
Total floating rate loans	$693,312	$238,640	$377,786	$658,345	$1,968,083
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
At June 30, 2024, the ACL-Loans was $65 million (representing 1.00% of period end loans), compared to $64 million (or 1.00% of period end loans) at December 31, 2023 and $63 million (or 1.01% of period end loans) at June 30, 2023. The components of the ACL-Loans are detailed further in Table 8 below.

Table 8: Allowance for Credit Losses - Loans

	Six Months Ended		Year Ended
(in thousands)	June 30, 2024	June 30, 2023	December 31, 2023
ACL-Loans:
Balance at beginning of period	$63,610	$61,829	$61,829
Provision for credit losses	2,100	1,200	2,650
Charge-offs	(591)	(745)	(1,653)
Recoveries	295	527	784
Net (charge-offs) recoveries	(296)	(218)	(869)
Balance at end of period	$65,414	$62,811	$63,610
Net loan (charge-offs) recoveries:
Commercial & industrial	$(240)	$115	$80
Owner-occupied CRE	180	—	(526)
Agricultural	—	(63)	(63)
CRE investment	—	—	—
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	32	2	(2)
Residential junior mortgage	5	(96)	(95)
Retail & other	(273)	(176)	(263)
Total net (charge-offs) recoveries	$(296)	$(218)	$(869)
Ratios:
ACL-Loans to total loans	1.00%	1.01%	1.00%
Net charge-offs to average loans, annualized	0.01%	0.01%	0.01%

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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”). At June 30, 2024, nonperforming assets were $29 million and represented 0.34% of total assets, compared to $28 million or 0.33% of total assets at December 31, 2023, and $27 million or 0.32% of total assets at June 30, 2023.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $67 million (1% of loans) and $68 million (1% of loans) at June 30, 2024 and December 31, 2023, respectively. Potential problem loans require heightened management review given the pace at which a credit may deteriorate, the potential duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 9: Nonperforming Assets

(in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Nonperforming loans:
Commercial & industrial	$6,825	$4,046	$3,157
Owner-occupied CRE	3,965	4,399	6,573
Agricultural	10,556	12,185	9,092
Commercial	21,346	20,630	18,822
CRE investment	1,972	1,453	2,535
Construction & land development	—	161	95
Commercial real estate	1,972	1,614	2,630
Commercial-based loans	23,318	22,244	21,452
Residential construction	—	—	—
Residential first mortgage	4,203	4,059	3,638
Residential junior mortgage	229	150	87
Residential real estate	4,432	4,209	3,725
Retail & other	88	172	101
Retail-based loans	4,520	4,381	3,826
Total nonaccrual loans	27,838	26,625	25,278
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$27,838	$26,625	$25,278
Nonaccrual loans (included above) covered by guarantees	$7,965	$5,785	$3,110
OREO:
Commercial real estate owned	$275	$305	$520
Residential real estate owned	104	154	—
Bank property real estate owned	768	808	958
Total OREO	1,147	1,267	1,478
Total nonperforming assets	$28,985	$27,892	$26,756
Ratios:
Nonperforming loans to total loans	0.43%	0.42%	0.41%
Nonperforming assets to total loans plus OREO	0.44%	0.44%	0.43%
Nonperforming assets to total assets	0.34%	0.33%	0.32%
ACL-Loans to nonperforming loans	235%	239%	248%

Deposits
Deposits represent Nicolet’s largest source of funds, and provide a stable, lower-cost funding source. Deposit levels may be impacted by competition with other bank and nonbank institutions, as well as with a number of non-deposit investment alternatives available to depositors. Deposit challenges include competitive deposit product features, price changes on deposit products given movements in the interest rate environment and other competitive pricing pressures, and customer preferences regarding higher rate deposit products or non-deposit investment alternatives.
Total deposits of $7.2 billion at June 30, 2024, increased $43 million from December 31, 2023, with growth in money market and time deposits, partly offset by lower noninterest-bearing demand deposits from seasonal trends as well as some migration to higher rate deposit products. Core deposit balances of $6.4 billion at June 30, 2024, decreased $149 million from December 31, 2023, while brokered deposits increased $192 million. Compared to June 30, 2023, total deposits increased $42 million, the net of a $68 million increase in brokered deposits and a $26 million decrease in core deposits. The deposit composition is presented in Table 10 below.
Table 10: Period End Deposit Composition

	June 30, 2024		December 31, 2023		June 30, 2023
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,764,806	24%	$1,958,709	27%	$2,059,939	29%
Interest-bearing demand	1,093,621	15%	1,055,520	15%	1,030,919	14%
Money market	1,963,559	27%	1,891,287	26%	1,835,523	26%
Savings	762,529	11%	768,401	11%	821,803	11%
Time	1,656,563	23%	1,523,883	21%	1,450,420	20%
Total deposits	$7,241,078	100%	$7,197,800	100%	$7,198,604	100%
Brokered transaction accounts	$250,109	3%	$166,861	2%	$173,107	2%
Brokered and listed time deposits	557,657	8%	448,582	6%	566,405	8%
Total brokered deposits	$807,766	11%	$615,443	8%	$739,512	10%
Customer transaction accounts	$5,334,406	74%	$5,507,056	77%	$5,575,077	78%
Customer time deposits	1,098,906	15%	1,075,301	15%	884,015	12%
Total customer deposits (core)	$6,433,312	89%	$6,582,357	92%	$6,459,092	90%
Total estimated uninsured deposits were $2.1 billion (representing 30% of total deposits) at June 30, 2024, compared to $2.1 billion (representing 29% of total deposits) at December 31, 2023.

Liquidity Management
Liquidity management refers to the ability to ensure that adequate liquid funds are available to meet the current and future cash flow obligations arising in the daily operations of the Company. These cash flow obligations include the ability to meet the commitments to borrowers for extensions of credit, accommodate deposit cycles and trends, fund capital expenditures, pay dividends to stockholders (if any), and satisfy other operating expenses. The Company’s most liquid assets are cash and due from banks and interest-earning deposits, which totaled $409 million and $491 million at June 30, 2024 and December 31, 2023, respectively. Balances of these liquid assets are dependent on our operating, investing, and financing activities during any given period.
The $83 million decrease in cash and cash equivalents since year-end 2023 included $61 million net cash provided by operating activities and $33 million net cash provided by financing activities (mostly higher deposit balances), partly offset by $177 million net cash used in investing activities (mostly to fund loan growth). As of June 30, 2024, management believed that adequate liquidity existed to meet all projected cash flow obligations.
Nicolet’s primary sources of funds include the core deposit base, repayment and maturity of loans, investment securities calls, maturities, and sales, and procurement of brokered deposits or other wholesale funding. At June 30, 2024, approximately 46% of the investment securities portfolio was pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Liquidity sources available to the Company at June 30, 2024, are presented in Table 11 below.

Table 11: Liquidity Sources

(in millions)	June 30, 2024
FHLB Borrowing Availability (1)	$601
Fed Funds Lines	175
Fed Discount Window	11
Immediate Funding Availability	$787

Brokered Capacity	1,003
Short-Term Funding Availability (2)	$1,003

Total Contingent Funding Availability	$1,790

(1) Excludes outstanding FHLB borrowings of $5 million at June 30, 2024.
(2) Short-term funding availability defined as funding that could be secured between 2 and 30 days.
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, dividend payments, debt service requirements, and, when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. At June 30, 2024, the Parent Company had $125 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.

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
Among other scenarios, we assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned above and reflect the current interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at June 30, 2024 and December 31, 2023, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 12 below, and reflect a shift from an asset sensitive position to a liability sensitive position due to the deposit mix shift to higher cost deposit products that are more sensitive to changes in interest rates. The results are in compliance with Nicolet’s policy guidelines.

Table 12: Interest Rate Sensitivity

	June 30, 2024	December 31, 2023
200 bps decrease in interest rates	0.6%	(1.1)%
100 bps decrease in interest rates	0.3%	(0.6)%
100 bps increase in interest rates	(0.3)%	0.6%
200 bps increase in interest rates	(0.6)%	1.2%
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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At June 30, 2024, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in strategic growth. A summary of the Company’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.

Table 13: Capital

	At or for the Six Months Ended	At or for the Year Ended
($ in thousands)	June 30, 2024	December 31, 2023
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$—	$1,519
Common stock repurchased during the period (full shares)	—	26,853
Company Risk-Based Capital:
Total risk-based capital	$985,323	$930,804
Tier 1 risk-based capital	804,466	750,811
Common equity Tier 1 capital	765,280	712,040
Total capital ratio	13.4%	13.0%
Tier 1 capital ratio	11.0%	10.5%
Common equity tier 1 capital ratio	10.4%	9.9%
Tier 1 leverage ratio	9.8%	9.2%
Bank Risk-Based Capital:
Total risk-based capital	$852,388	$827,341
Tier 1 risk-based capital	787,997	768,726
Common equity Tier 1 capital	787,997	768,726
Total capital ratio	11.6%	11.5%
Tier 1 capital ratio	10.7%	10.7%
Common equity tier 1 capital ratio	10.7%	10.7%
Tier 1 leverage ratio	9.6%	9.4%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities, dividends, or repayment of equity-equivalent debt) in light of strategic plans. Through an ongoing repurchase program, the Board has authorized the repurchase of Nicolet’s common stock as an alternative use of capital. At June 30, 2024, there remained $46 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk at June 30, 2024, from that presented in our 2023 Annual Report on Form 10-K. See section “Interest Rate Sensitivity Management and Impact of Inflation” within Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2, for our interest rate sensitivity position at June 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of Nicolet’s common stock made during second quarter 2024 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
April 1 – April 30, 2024	—	$—	—
May 1 – May 31, 2024	—	$—	—
June 1 – June 30, 2024	640	$78.64	—
Total	640	$78.64	—	554,000
a.During second quarter 2024, the Company withheld 640 common shares for minimum tax withholding settlements on restricted stock, and no common shares were withheld to satisfy the exercise price and tax withholding requirements on stock option exercises. These are not considered “repurchases” and, therefore, do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
b.The Board of Directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $276 million to repurchase outstanding shares of common stock. This common stock repurchase program was last modified on April 19, 2022, and has no expiration date. There were no common stock repurchases under this program during second quarter 2024. At June 30, 2024, approximately $46 million remained available under this common stock repurchase program, or approximately 554,000 shares of common stock (based upon the closing stock price of $83.04 on June 30, 2024).
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements: None.

ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit Number	Description
10.1	Employment Agreement, dated April 15, 2024, by and among the Registrant, Nicolet National Bank and William Bohn
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
Interactive data files for Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page from Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

August 5, 2024	/s/ Michael E. Daniels
Michael E. Daniels
Chairman, President, and Chief Executive Officer

August 5, 2024	/s/ H. Phillip Moore, Jr.
H. Phillip Moore, Jr.
Chief Financial Officer