Form 10-Q
period 2024-09-30
NICOLET BANKSHARES INC
filed 2024-11-01
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024 there were 15,211,674 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
September 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$124,076	$129,898
Interest-earning deposits	303,908	361,533
Cash and cash equivalents	427,984	491,431
Certificates of deposit in other banks	3,189	6,374
Securities available for sale (“AFS”), at fair value	825,907	802,573
Other investments	60,443	57,560
Loans held for sale	11,121	4,160
Loans	6,556,840	6,353,942
Allowance for credit losses - loans (“ACL-Loans”)	(65,785)	(63,610)
Loans, net	6,491,055	6,290,332
Premises and equipment, net	123,585	118,756
Bank owned life insurance (“BOLI”)	185,011	169,392
Goodwill and other intangibles, net	389,727	394,366
Accrued interest receivable and other assets	119,096	133,734
Total assets	$8,637,118	$8,468,678

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$1,839,617	$1,958,709
Interest-bearing deposits	5,420,380	5,239,091
Total deposits	7,259,997	7,197,800
Short-term borrowings	—	—
Long-term borrowings	161,210	166,930
Accrued interest payable and other liabilities	66,584	64,941
Total liabilities	7,487,791	7,429,671

Stockholders’ Equity:
Common stock	151	149
Additional paid-in capital	647,934	633,770
Retained earnings	535,638	458,261
Accumulated other comprehensive income (loss)	(34,396)	(53,173)
Total stockholders’ equity	1,149,327	1,039,007
Total liabilities and stockholders’ equity	$8,637,118	$8,468,678

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	15,104,381	14,894,209
Common shares issued	15,158,639	14,951,367
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Loans, including loan fees	$100,824	$87,657	$292,447	$250,890
Investment securities:
Taxable	5,211	4,351	14,824	13,445
Tax-exempt	1,095	1,424	3,485	4,637
Other interest income	5,492	6,452	14,775	10,345
Total interest income	112,622	99,884	325,531	279,317
Interest expense:
Deposits	42,060	34,964	122,436	89,241
Short-term borrowings	2	474	2	4,794
Long-term borrowings	2,194	2,972	6,578	8,048
Total interest expense	44,256	38,410	129,016	102,083
Net interest income	68,366	61,474	196,515	177,234
Provision for credit losses	750	450	2,850	3,990
Net interest income after provision for credit losses	67,616	61,024	193,665	173,244
Noninterest income:
Wealth management fee income	7,085	6,057	20,244	17,439
Mortgage income, net	2,853	2,020	6,851	5,308
Service charges on deposit accounts	1,913	1,492	5,307	4,501
Card interchange income	3,564	3,321	10,120	9,685
BOLI income	1,455	1,090	4,027	3,363
Deferred compensation plan asset market valuations	1,162	(457)	1,390	988
LSR income, net	1,090	1,108	3,341	3,398
Asset gains (losses), net	1,177	31	3,702	(38,755)
Other income	2,079	1,879	6,427	5,611
Total noninterest income	22,378	16,541	61,409	11,538
Noninterest expense:
Personnel	28,937	23,944	81,732	72,172
Occupancy, equipment and office	8,826	9,027	26,451	26,655
Business development and marketing	1,823	1,869	6,005	5,936
Data processing	4,535	4,643	13,086	12,849
Intangibles amortization	1,694	1,986	5,289	6,230
FDIC assessments	990	1,500	3,013	3,049
Merger-related expense	—	—	—	189
Other expense	2,343	2,769	7,572	8,490
Total noninterest expense	49,148	45,738	143,148	135,570
Income before income tax expense	40,846	31,827	111,926	49,212
Income tax expense	8,330	14,669	22,347	18,357
Net income	$32,516	$17,158	$89,579	$30,855
Earnings per common share:
Basic	$2.16	$1.16	$5.99	$2.10
Diluted	$2.10	$1.14	$5.84	$2.05
Weighted average common shares outstanding:
Basic	15,052,524	14,740,319	14,965,982	14,715,588
Diluted	15,479,395	15,099,622	15,329,687	15,044,259
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$32,516	$17,158	$89,579	$30,855
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	26,467	(21,645)	24,967	(12,244)
Net realized (gains) losses included in income	—	(11)	(968)	337
Reclassification adjustment for securities transferred from held to maturity to available for sale	—	—	—	(20,434)
Income tax (expense) benefit	(5,601)	3,574	(5,222)	6,460
Total other comprehensive income (loss)	20,866	(18,082)	18,777	(25,881)
Comprehensive income (loss)	$53,382	$(924)	$108,356	$4,974
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at June 30, 2024	$150	$639,159	$507,366	$(55,262)	$1,091,413
Comprehensive income:
Net income, three months ended September 30, 2024	—	—	32,516	—	32,516
Other comprehensive income (loss)	—	—	—	20,866	20,866
Stock-based compensation expense	—	1,521	—	—	1,521
Cash dividends on common stock, $0.28 per share	—	—	(4,244)	—	(4,244)
Exercise of stock options, net	1	7,098	—	—	7,099
Issuance of common stock	—	156	—	—	156
Balances at September 30, 2024	$151	$647,934	$535,638	$(34,396)	$1,149,327
Balances at June 30, 2023	$147	$624,897	$417,863	$(65,269)	$977,638
Comprehensive income:
Net income, three months ended September 30, 2023	—	—	17,158	—	17,158
Other comprehensive income (loss)	—	—	—	(18,082)	(18,082)
Stock-based compensation expense	—	1,399	—	—	1,399
Cash dividends on common stock, $0.25 per share	—	—	(3,704)	—	(3,704)
Exercise of stock options, net	—	(146)	—	—	(146)
Issuance of common stock	—	198	—	—	198
Balances at September 30, 2023	$147	$626,348	$431,317	$(83,351)	$974,461
Balances at December 31, 2023	$149	$633,770	$458,261	$(53,173)	$1,039,007
Comprehensive income:
Net income, nine months ended September 30, 2024	—	—	89,579	—	89,579
Other comprehensive income (loss)	—	—	—	18,777	18,777
Stock-based compensation expense	—	5,117	—	—	5,117
Cash dividends on common stock, $0.81 per share	—	—	(12,202)	—	(12,202)
Exercise of stock options, net	2	8,462	—	—	8,464
Issuance of common stock	—	585	—	—	585
Balances at September 30, 2024	$151	$647,934	$535,638	$(34,396)	$1,149,327
Balances at December 31, 2022	$147	$621,988	$407,864	$(57,470)	$972,529
Comprehensive income:
Net income, nine months ended September 30, 2023	—	—	30,855	—	30,855
Other comprehensive income (loss)	—	—	—	(25,881)	(25,881)
Stock-based compensation expense	—	4,829	—	—	4,829
Cash dividends on common stock, $0.50 per share	—	—	(7,402)	—	(7,402)
Exercise of stock options, net	1	453	—	—	454
Issuance of common stock	—	598	—	—	598
Purchase and retirement of common stock	(1)	(1,520)	—	—	(1,521)
Balances at September 30, 2023	$147	$626,348	$431,317	$(83,351)	$974,461
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net income	$89,579	$30,855
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	13,604	13,163
Provision for credit losses	2,850	3,990
Increase in cash surrender value of life insurance	(4,027)	(3,386)
Stock-based compensation expense	5,117	4,829
Asset (gains) losses, net	(3,702)	38,755
Gain on sale of loans held for sale, net	(6,256)	(3,230)
Proceeds from sale of loans held for sale	169,511	108,991
Origination of loans held for sale	(171,974)	(111,883)
Net change due to:
Accrued interest receivable and other assets	4,019	(3,263)
Accrued interest payable and other liabilities	1,643	(8,618)
Net cash provided by (used in) operating activities	100,364	70,203
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(199,100)	(55,042)
Net (increase) decrease in certificates of deposit in other banks	3,185	4,920
Purchases of securities AFS	(86,045)	(20,220)
Proceeds from sales of securities AFS	4,987	28,992
Proceeds from sales of securities HTM	—	460,051
Proceeds from calls and maturities of securities AFS	80,472	256,151
Proceeds from calls and maturities of securities HTM	—	2,916
Purchases of other investments	(915)	(12,934)
Proceeds from sales of other investments	2,699	18,939
Purchases of BOLI	(11,500)	—
Proceeds from redemption of BOLI	—	312
Net (increase) decrease in premises and equipment	(11,202)	(15,104)
Net (increase) decrease in other real estate and other assets	(264)	1,211
Net cash provided by (used in) investing activities	(217,683)	670,192
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	62,197	3,633
Net increase (decrease) in short-term borrowings	—	(317,000)
Repayments of long-term borrowings	(5,172)	(28,000)
Purchase and retirement of common stock	—	(1,521)
Cash dividends paid on common stock	(12,202)	(7,402)
Proceeds from issuance of common stock	585	598
Proceeds from exercise of stock options	8,464	454
Net cash provided by (used in) financing activities	53,872	(349,238)
Net increase (decrease) in cash and cash equivalents	(63,447)	391,157
Cash and cash equivalents:
Beginning	491,431	154,723
Ending *	$427,984	$545,880
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$128,874	$99,486
Cash paid for taxes	15,260	22,920
Transfer of securities from HTM to AFS	—	177,727
Transfer of loans and bank premises to other real estate owned	109	873
Capitalized mortgage servicing rights	1,758	1,104
* There was no restricted cash in cash and cash equivalents at either September 30, 2024 or September 30, 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income	$32,516	$17,158	$89,579	$30,855
Weighted average common shares outstanding	15,052	14,740	14,966	14,716
Effect of dilutive common stock awards	427	360	364	328
Diluted weighted average common shares outstanding	15,479	15,100	15,330	15,044
Basic earnings per common share*	$2.16	$1.16	$5.99	$2.10
Diluted earnings per common share*	$2.10	$1.14	$5.84	$2.05
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
For the three and nine months ended September 30, 2024, options to purchase approximately 0.2 million shares and 0.6 shares, respectively, were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. For the three and nine months ended September 30, 2023, options to purchase approximately 0.8 million shares were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.

Note 3 – Stock-Based Compensation
The Company may grant stock options and restricted stock awards under its stock-based compensation plans to certain officers, employees, and directors. These plans are administered by a committee of the Board of Directors, and at September 30, 2024, approximately 0.6 million shares were available for grant under these stock-based compensation plans.
A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants were as follows.

	Nine Months Ended September 30,
	2024	2023
Dividend yield	1.3%	1.6%
Expected volatility	30%	30%
Risk-free interest rate	4.52%	3.74%
Expected average life	7 years	7 years
Weighted average per share fair value of options	$27.91	$20.94

A summary of the Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2023	1,623,088	$62.09
Granted	80,000	78.32
Exercise of stock options *	(188,438)	48.53
Forfeited	(6,700)	74.03
Outstanding - September 30, 2024	1,507,950	$64.60	5.0	$46,799
Exercisable - September 30, 2024	1,102,193	$60.06	4.1	$39,203
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the nine months ended September 30, 2024, 2,942 such shares were withheld by the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the nine months ended September 30, 2024 and 2023 was approximately $8.6 million and $3.7 million, respectively.
A summary of the Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2023	$76.61	57,158
Granted	78.67	18,764
Vested *	77.62	(21,664)
Outstanding - September 30, 2024	$76.92	54,258
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable withholding at the minimum statutory withholding rate, and accordingly 4,306 shares were surrendered for the nine months ended September 30, 2024.
The Company recognized approximately $4.4 million and $4.2 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for the nine months ended September 30, 2024 and 2023, respectively, associated with its common stock awards granted to officers and employees. In addition, for the nine months ended September 30, 2024, the Company recognized approximately $0.7 million of director expense (included in other expense on the consolidated statements of income) for restricted stock grants totaling 8,764 shares with immediate vesting to directors, while for the nine months ended September 30, 2023, the Company recognized approximately $0.6 million of director expense for restricted stock grants totaling 11,674 shares with immediate vesting to directors, in each case representing the annual stock retainer fee paid to external board members. As of September 30, 2024, there was approximately $12.1 million of unrecognized compensation cost related to equity award grants, which is expected to be recognized over the remaining vesting period of approximately three years. The Company recognized a tax benefit of approximately $1.5 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

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

The amortized cost and fair value of securities AFS are summarized as follows.

	September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$15,844	$—	$1,384	$14,460
U.S. government agency securities	5,914	6	26	5,894
State, county and municipals	318,878	478	19,426	299,930
Mortgage-backed securities	446,648	3,966	26,804	423,810
Corporate debt securities	87,238	154	5,579	81,813
Total securities AFS	$874,522	$4,604	$53,219	$825,907

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$15,988	$—	$1,865	$14,123
U.S. government agency securities	7,430	—	46	7,384
State, county and municipals	360,496	651	26,325	334,822
Mortgage-backed securities	388,378	1,437	37,193	352,622
Corporate debt securities	102,895	26	9,299	93,622
Total securities AFS	$875,187	$2,114	$74,728	$802,573
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

Proceeds and realized gains or losses from the sale of AFS and HTM securities were as follows.

	Nine Months Ended September 30,
(in thousands)	2024	2023
Securities AFS:
Gross gains	$1,038	$268
Gross losses	(70)	(605)
Gains (losses) on sales of securities AFS, net	$968	$(337)
Proceeds from sales of securities AFS	$4,987	$28,992
Securities HTM:
Gross gains	$—	$—
Gross losses	—	(37,723)
Gains (losses) on sales of securities HTM, net	$—	$(37,723)
Proceeds from sales of securities HTM	$—	$460,051
All mortgage-backed securities included in the securities portfolio were issued by U.S. government agencies and corporations. Investment securities with a carrying value of $323 million and $364 million, as of September 30, 2024 and December 31, 2023, respectively, were pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Accrued interest on investment securities totaled $5 million at both September 30, 2024 and December 31, 2023, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	September 30, 2024
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$14,460	$1,384	$14,460	$1,384	1
U.S. government agency securities	398	1	3,861	25	4,259	26	8
State, county and municipals	14,176	200	242,711	19,226	256,887	19,426	446
Mortgage-backed securities	9,737	78	275,572	26,726	285,309	26,804	410
Corporate debt securities	1,962	24	71,747	5,555	73,709	5,579	47
Total	$26,273	$303	$608,351	$52,916	$634,624	$53,219	912

	December 31, 2023
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$14,123	$1,865	$14,123	$1,865	1
U.S. government agency securities	4,621	31	1,793	15	6,414	46	10
State, county and municipals	29,336	330	257,916	25,995	287,252	26,325	528
Mortgage-backed securities	6	—	291,124	37,193	291,130	37,193	433
Corporate debt securities	—	—	85,265	9,299	85,265	9,299	59
Total	$33,963	$361	$650,221	$74,367	$684,184	$74,728	1,031

During first quarter 2023, the Company recognized provision expense of $2.3 million related to the expected credit loss on a bank subordinated debt investment (acquired in an acquisition), and immediately charged-off the full investment. The Company does not consider its remaining securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these AFS securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. As of September 30, 2024 and December 31, 2023, no allowance for credit losses on AFS securities was recognized.
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

As of September 30, 2024	Securities AFS
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$23,894	$23,735
Due in one year through five years	144,376	135,855
Due after five years through ten years	162,293	150,189
Due after ten years	97,311	92,318
	427,874	402,097
Mortgage-backed securities	446,648	423,810
Total investment securities	$874,522	$825,907
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

	September 30, 2024	December 31, 2023
(in thousands)	Amount	Amount
Federal Reserve Bank stock	$33,289	$33,087
Federal Home Loan Bank (“FHLB”) stock	9,674	9,674
Equity securities with readily determinable fair values	8,174	4,240
Other investments	9,306	10,559
Total other investments	$60,443	$57,560

Note 5 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	September 30, 2024		December 31, 2023
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,351,516	21%	$1,284,009	20%
Owner-occupied commercial real estate (“CRE”)	920,533	14	956,594	15
Agricultural	1,261,152	19	1,161,531	18
CRE investment	1,226,982	19	1,142,251	18
Construction & land development	231,694	3	310,110	5
Residential construction	85,811	2	75,726	1
Residential first mortgage	1,194,574	18	1,167,109	19
Residential junior mortgage	223,456	3	200,884	3
Retail & other	61,122	1	55,728	1
Loans	6,556,840	100%	6,353,942	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	65,785		63,610
Loans, net	$6,491,055		$6,290,332
Allowance for credit losses - Loans to loans	1.00%		1.00%
Accrued interest on loans totaled $21 million and $19 million at September 30, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.
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
A roll forward of the allowance for credit losses - loans is summarized as follows.

	Three Months Ended		Nine Months Ended		Year Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	December 31, 2023
Beginning balance	$65,414	$62,811	$63,610	$61,829	$61,829
Provision for credit losses	750	450	2,850	1,650	2,650
Charge-offs	(475)	(346)	(1,066)	(1,091)	(1,653)
Recoveries	96	245	391	772	784
Net (charge-offs) recoveries	(379)	(101)	(675)	(319)	(869)
Ending balance	$65,785	$63,160	$65,785	$63,160	$63,610

The following tables present the balance and activity in the ACL-Loans by portfolio segment.

	Nine Months Ended September 30, 2024
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$15,225	$9,082	$12,629	$12,693	$2,440	$916	$7,320	$2,098	$1,207	$63,610
Provision	1,964	(3,446)	(1,072)	1,151	(94)	50	3,824	420	53	2,850
Charge-offs	(572)	(120)	—	—	—	—	—	—	(374)	(1,066)
Recoveries	47	227	—	—	—	—	32	8	77	391
Net (charge-offs) recoveries	(525)	107	—	—	—	—	32	8	(297)	(675)
Ending balance	$16,664	$5,743	$11,557	$13,844	$2,346	$966	$11,176	$2,526	$963	$65,785
As % of ACL-Loans	25%	9%	18%	21%	4%	1%	17%	4%	1%	100%

	Year Ended December 31, 2023
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$16,350	$9,138	$9,762	$12,744	$2,572	$1,412	$6,976	$1,846	$1,029	$61,829
Provision	(1,205)	470	2,930	(51)	(132)	(496)	346	347	441	2,650
Charge-offs	(440)	(773)	(66)	—	—	—	(5)	(96)	(273)	(1,653)
Recoveries	520	247	3	—	—	—	3	1	10	784
Net (charge-offs) recoveries	80	(526)	(63)	—	—	—	(2)	(95)	(263)	(869)
Ending balance	$15,225	$9,082	$12,629	$12,693	$2,440	$916	$7,320	$2,098	$1,207	$63,610
As % of ACL-Loans	24%	14%	20%	20%	4%	—%	12%	4%	2%	100%
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
Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in accrued interest payable and other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The reserve for unfunded commitments was $3.0 million at both September 30, 2024 and December 31, 2023.

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

	Three Months Ended		Nine Months Ended		Year Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	December 31, 2023
Provision for credit losses on:
Loans	$750	$450	$2,850	$1,650	$2,650
Unfunded commitments	—	—	—	—	—
Investment securities	—	—	—	2,340	2,340
Total	$750	$450	$2,850	$3,990	$4,990
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

September 30, 2024	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$4,966	$4,966	$721	$4,245	$1,056
Owner-occupied CRE	3,286	—	3,286	2,767	519	114
Agricultural	6,072	3,907	9,979	4,939	5,040	35
CRE investment	1,508	—	1,508	1,508	—	—
Retail & other	—	16	16	—	16	2
Total loans	$10,866	$8,889	$19,755	$9,935	$9,820	$1,207

December 31, 2023	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,576	$2,576	$2,164	$412	$196
Owner-occupied CRE	3,614	—	3,614	3,465	149	24
Agricultural	6,931	5,219	12,150	7,261	4,889	117
CRE investment	1,261	—	1,261	871	390	18
Residential first mortgage	674	—	674	674	—	—
Total loans	$12,480	$7,795	$20,275	$14,435	$5,840	$355

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	September 30, 2024
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$729	$5,658	$1,345,129	$1,351,516
Owner-occupied CRE	1,276	4,104	915,153	920,533
Agricultural	140	10,280	1,250,732	1,261,152
CRE investment	1,018	1,747	1,224,217	1,226,982
Construction & land development	—	—	231,694	231,694
Residential construction	—	—	85,811	85,811
Residential first mortgage	1,523	3,478	1,189,573	1,194,574
Residential junior mortgage	249	184	223,023	223,456
Retail & other	662	114	60,346	61,122
Total loans	$5,597	$25,565	$6,525,678	$6,556,840
Percent of total loans	0.1%	0.4%	99.5%	100.0%

	December 31, 2023
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$540	$4,046	$1,279,423	$1,284,009
Owner-occupied CRE	2,123	4,399	950,072	956,594
Agricultural	12	12,185	1,149,334	1,161,531
CRE investment	3,060	1,453	1,137,738	1,142,251
Construction & land development	171	161	309,778	310,110
Residential construction	—	—	75,726	75,726
Residential first mortgage	2,663	4,059	1,160,387	1,167,109
Residential junior mortgage	547	150	200,187	200,884
Retail & other	327	172	55,229	55,728
Total loans	$9,443	$26,625	$6,317,874	$6,353,942
Percent of total loans	0.1%	0.4%	99.5%	100.0%

The following table presents nonaccrual loans by portfolio segment.

	September 30, 2024		December 31, 2023
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$5,658	21%	$4,046	15%
Owner-occupied CRE	4,104	17	4,399	16
Agricultural	10,280	40	12,185	46
CRE investment	1,747	7	1,453	5
Construction & land development	—	—	161	1
Residential construction	—	—	—	—
Residential first mortgage	3,478	14	4,059	15
Residential junior mortgage	184	1	150	1
Retail & other	114	—	172	1
Nonaccrual loans	$25,565	100%	$26,625	100%
Percent of total loans	0.4%		0.4%

Credit Quality Information:
The following tables present total loans by risk categories and gross charge-offs by year of origination. Acquired loans have been included based upon the actual origination date.

September 30, 2024	Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$172,869	$194,434	$188,220	$135,571	$48,365	$86,483	$392,908	$—	$1,218,850
Grade 5	1,142	2,335	13,621	10,148	2,198	7,628	51,795	—	88,867
Grade 6	780	1,311	1,508	146	168	1,696	14,132	—	19,741
Grade 7	363	5,339	4,145	1,133	1,829	9,405	1,844	—	24,058
Total	$175,154	$203,419	$207,494	$146,998	$52,560	$105,212	$460,679	$—	$1,351,516
Current period gross charge-offs	$—	$(50)	$(57)	$(26)	$(39)	$(340)	$(60)	$—	$(572)
Owner-occupied CRE
Grades 1-4	$61,878	$102,673	$154,656	$160,818	$82,119	$277,630	$2,412	$—	$842,186
Grade 5	1,376	7,625	4,964	7,920	3,106	27,018	450	—	52,459
Grade 6	—	—	—	3,794	—	6,053	—	—	9,847
Grade 7	—	883	2,413	1,586	6,880	4,279	—	—	16,041
Total	$63,254	$111,181	$162,033	$174,118	$92,105	$314,980	$2,862	$—	$920,533
Current period gross charge-offs	$—	$—	$(90)	$—	$—	$(30)	$—	$—	$(120)
Agricultural
Grades 1-4	$141,054	$149,698	$268,568	$126,698	$73,634	$151,364	$256,920	$—	$1,167,936
Grade 5	6,753	5,436	3,685	4,113	1,707	22,455	9,661	—	53,810
Grade 6	1,738	135	36	354	—	2,143	1,312	—	5,718
Grade 7	599	2,449	6,445	5,907	475	13,693	4,120	—	33,688
Total	$150,144	$157,718	$278,734	$137,072	$75,816	$189,655	$272,013	$—	$1,261,152
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
CRE investment
Grades 1-4	$66,868	$49,722	$246,475	$238,220	$163,245	$368,630	$8,919	$—	$1,142,079
Grade 5	6,605	4,225	11,142	14,618	8,100	31,183	34	—	75,907
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	8,996	—	—	8,996
Total	$73,473	$53,947	$257,617	$252,838	$171,345	$408,809	$8,953	$—	$1,226,982
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$56,619	$44,885	$48,280	$58,032	$9,594	$8,496	$1,875	$—	$227,781
Grade 5	—	—	34	2,987	—	493	—	—	3,514
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	44	355	—	—	—	—	—	399
Total	$56,619	$44,929	$48,669	$61,019	$9,594	$8,989	$1,875	$—	$231,694
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$52,532	$25,735	$4,505	$1,727	$136	$442	$734	$—	$85,811
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$52,532	$25,735	$4,505	$1,727	$136	$442	$734	$—	$85,811
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$101,637	$178,551	$358,404	$225,066	$120,743	$193,328	$488	$1	$1,178,218
Grade 5	160	320	1,573	1,192	775	4,404	—	—	8,424
Grade 6	—	—	—	70	—	74	—	—	144
Grade 7	45	71	1,852	2,272	498	3,050	—	—	7,788
Total	$101,842	$178,942	$361,829	$228,600	$122,016	$200,856	$488	$1	$1,194,574
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential junior mortgage
Grades 1-4	$11,013	$9,570	$5,985	$2,852	$3,756	$5,822	$178,263	$5,588	$222,849
Grade 5	—	—	67	—	—	—	25	—	92
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	29	—	197	—	61	228	—	515
Total	$11,013	$9,599	$6,052	$3,049	$3,756	$5,883	$178,516	$5,588	$223,456
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Retail & other
Grades 1-4	$7,909	$5,253	$5,930	$3,752	$1,603	$5,310	$31,247	$—	$61,004
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	87	—	28	3	—	—	—	118
Total	$7,909	$5,340	$5,930	$3,780	$1,606	$5,310	$31,247	$—	$61,122
Current period gross charge-offs	$(2)	$(72)	$(9)	$(7)	$—	$(82)	$(202)	$—	$(374)
Total loans	$691,940	$790,810	$1,332,863	$1,009,201	$528,934	$1,240,136	$957,367	$5,589	$6,556,840

December 31, 2023	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$223,515	$234,193	$171,555	$66,026	$49,054	$81,272	$359,284	$—	$1,184,899
Grade 5	3,252	13,656	7,516	3,388	5,074	7,020	18,753	—	58,659
Grade 6	—	562	502	187	3	1,009	10,974	—	13,237
Grade 7	5,742	3,702	2,655	2,409	1,769	9,244	1,693	—	27,214
Total	$232,509	$252,113	$182,228	$72,010	$55,900	$98,545	$390,704	$—	$1,284,009
Current period gross charge-offs	$—	$(89)	$(114)	$—	$—	$(222)	$(15)	$—	$(440)
Owner-occupied CRE
Grades 1-4	$114,704	$156,723	$181,128	$91,038	$85,430	$247,730	$4,181	$—	$880,934
Grade 5	5,416	4,024	7,858	5,092	3,994	27,585	52	—	54,021
Grade 6	—	—	3,905	—	1,531	12	—	—	5,448
Grade 7	—	1,304	1,071	6,988	338	6,340	150	—	16,191
Total	$120,120	$162,051	$193,962	$103,118	$91,293	$281,667	$4,383	$—	$956,594
Current period gross charge-offs	$—	$—	$—	$—	$—	$(773)	$—	$—	$(773)
Agricultural
Grades 1-4	$120,200	$274,491	$134,706	$78,944	$22,985	$139,212	$277,170	$—	$1,047,708
Grade 5	6,345	11,975	5,718	703	394	33,658	15,522	—	74,315
Grade 6	—	130	1,017	—	51	2,256	194	—	3,648
Grade 7	2,519	6,691	5,360	428	1,679	12,098	7,085	—	35,860
Total	$129,064	$293,287	$146,801	$80,075	$25,109	$187,224	$299,971	$—	$1,161,531
Current period gross charge-offs	$—	$—	$—	$—	$—	$(66)	$—	$—	$(66)
CRE investment
Grades 1-4	$30,720	$194,442	$256,765	$169,078	$113,510	$283,339	$11,146	$—	$1,059,000
Grade 5	2,790	7,746	17,899	9,857	11,232	23,108	49	—	72,681
Grade 6	—	—	—	—	—	1,340	65	—	1,405
Grade 7	—	51	21	—	1,034	8,059	—	—	9,165
Total	$33,510	$202,239	$274,685	$178,935	$125,776	$315,846	$11,260	$—	$1,142,251
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$51,253	$149,155	$64,761	$9,441	$4,939	$22,548	$2,883	$—	$304,980
Grade 5	—	23	3,044	1,264	504	88	—	—	4,923
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	46	—	—	—	—	86	75	—	207
Total	$51,299	$149,178	$67,805	$10,705	$5,443	$22,722	$2,958	$—	$310,110
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$57,033	$13,035	$3,316	$1,118	$130	$1,094	$—	$—	$75,726
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$57,033	$13,035	$3,316	$1,118	$130	$1,094	$—	$—	$75,726
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$164,917	$389,246	$247,957	$130,857	$56,223	$162,424	$887	$2	$1,152,513
Grade 5	—	1,286	1,088	1,250	2,239	2,913	—	—	8,776
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	28	392	616	388	1,117	3,279	—	—	5,820
Total	$164,945	$390,924	$249,661	$132,495	$59,579	$168,616	$887	$2	$1,167,109
Current period gross charge-offs	$—	$—	$—	$—	$—	$(5)	$—	$—	$(5)
Residential junior mortgage
Grades 1-4	$14,020	$7,277	$4,053	$4,187	$2,753	$3,909	$157,960	$6,342	$200,501
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	31	31	202	—	—	27	92	—	383
Total	$14,051	$7,308	$4,255	$4,187	$2,753	$3,936	$158,052	$6,342	$200,884
Current period gross charge-offs	$—	$—	$—	$—	$—	$(96)	$—	$—	$(96)
Retail & other
Grades 1-4	$8,207	$8,107	$5,345	$2,434	$1,689	$3,869	$25,891	$—	$55,542
Grade 5	—	—	38	—	—	—	—	—	38
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	31	—	25	8	19	65	—	—	148
Total	$8,238	$8,107	$5,408	$2,442	$1,708	$3,934	$25,891	$—	$55,728
Current period gross charge-offs	$(7)	$(1)	$—	$(1)	$—	$(52)	$(212)	$—	$(273)
Total loans	$810,769	$1,478,242	$1,128,121	$585,085	$367,691	$1,083,584	$894,106	$6,344	$6,353,942

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
Modifications to Borrowers Experiencing Financial Difficulty:
The following table presents the amortized cost of loans that were made to borrowers experiencing financial difficulty and were modified during the nine months ended September 30, 2024 and September 30, 2023, respectively, aggregated by portfolio segment and type of modification.

(in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Total	% of Total Loans
Nine Months Ended September 30, 2024
Commercial & industrial	$—	$—	$—	$—	$—	—%
Owner-occupied CRE	1,521	—	—	—	1,521	0.17%
Agricultural	—	—	—	—	—	—%
CRE investment	—	—	—	—	—	—%
Total	$1,521	$—	$—	$—	$1,521	0.02%
Nine Months Ended September 30, 2023
Commercial & industrial	$433	$—	$87	$—	$520	0.04%
Owner-occupied CRE	—	—	—	—	—	—%
Agricultural	107	—	—	—	107	0.01%
CRE investment	—	—	—	—	—	—%
Total	$540	$—	$87	$—	$627	0.01%
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
As of September 30, 2024 and December 31, 2023, there were no loans made to borrowers experiencing financial difficulty that were modified during the current period and subsequently defaulted, and there were no commitments to lend additional funds to such debtors.

Note 6 – Goodwill and Other Intangibles and Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life that would affect expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance of the underlying operations or assets which give rise to the intangible. Management also regularly monitors economic factors for potential impairment indications on the value of our franchise, stability of deposits, and the wealth client base, underlying our goodwill and other intangibles. Management concluded no impairment was indicated for the nine months ended September 30, 2024 and the year ended December 31, 2023. A summary of goodwill and other intangibles was as follows.

(in thousands)	September 30, 2024	December 31, 2023
Goodwill	$367,387	$367,387
Core deposit intangibles	20,258	25,112
Customer list intangibles	2,082	1,867
Other intangibles	22,340	26,979
Goodwill and other intangibles, net	$389,727	$394,366

Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During first quarter 2024, Nicolet purchased a financial advisory book of business and established a corresponding customer list intangible. A summary of other intangible assets was as follows.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2024	December 31, 2023
Core deposit intangibles:
Gross carrying amount	$60,724	$60,724
Accumulated amortization	(40,466)	(35,612)
Net book value	$20,258	$25,112
Additions during the period	$—	$—
Amortization during the period	$4,854	$7,589
Customer list intangibles:
Gross carrying amount	$6,173	$5,523
Accumulated amortization	(4,091)	(3,656)
Net book value	$2,082	$1,867
Additions during the period	$650	$—
Amortization during the period	$435	$483

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

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2024	December 31, 2023
Mortgage servicing rights asset:
MSR asset at beginning of year	$11,655	$13,080
Capitalized MSR	1,758	1,540
Amortization during the period	(2,386)	(2,965)
MSR asset at end of period	$11,027	$11,655
Valuation allowance at beginning of year	$—	$(500)
Additions	(120)	—
Reversals	—	500
Valuation allowance at end of period	$(120)	$—
MSR asset, net	$10,907	$11,655
Fair value of MSR asset at end of period	$18,428	$16,810
Residential mortgage loans serviced for others	$1,627,211	$1,609,395
Net book value of MSR asset to loans serviced for others	0.67%	0.72%
Loan servicing rights (“LSR”): The Company acquired an LSR asset in December 2021 which will be amortized over the estimated remaining loan service period, as the Company does not expect to add new loans to this servicing portfolio. A summary of the changes in the LSR asset were as follows.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2024	December 31, 2023
Loan servicing rights asset:
LSR asset at beginning of year	$8,831	$11,039
Amortization during the period	(1,472)	(2,208)
LSR asset at end of period	$7,359	$8,831
Agricultural loans serviced for others	$459,245	$492,137
The following table shows the estimated future amortization expense for amortizing intangible assets and the servicing assets. The projections are based on existing asset balances, the current interest rate environment and estimated prepayment speeds as of September 30, 2024. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	MSR asset	LSR asset
Year ending December 31,
2024 (remaining three months)	$1,444	$145	$692	$490
2025	5,161	579	2,214	1,717
2026	3,983	379	1,583	1,472
2027	3,218	296	1,582	1,227
2028	2,622	296	1,581	981
2029	1,911	166	1,569	736
Thereafter	1,919	221	1,806	736
Total	$20,258	$2,082	$11,027	$7,359

Note 7 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. The Company did not have any short-term borrowings outstanding at either September 30, 2024 or December 31, 2023.
Long-Term Borrowings:
Long-term borrowings include any borrowing with an original maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	September 30, 2024	December 31, 2023
FHLB advances	$5,000	$5,000
Junior subordinated debentures	41,176	40,552
Subordinated notes	115,034	121,378
Total long-term borrowings	$161,210	$166,930
FHLB Advances: The Federal Home Loan Bank (“FHLB”) advance bears a fixed rate, requires interest-only monthly payments, and has a maturity date of March 2025. The weighted average rate of the FHLB advance was 1.55% at both September 30, 2024 and December 31, 2023.
Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debenture. All the junior subordinated debentures are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. At both September 30, 2024 and December 31, 2023, approximately $39 million of trust preferred securities qualify as Tier 1 capital.

Subordinated Notes (the “Notes”): In July 2021, the Company completed the private placement of $100 million in fixed-to-floating rate subordinated notes due in 2031, with a fixed annual rate of 3.125% for the first five years, and will reset quarterly thereafter to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 237.5 basis points. The Notes due in 2031 are redeemable beginning July 15, 2026 and quarterly thereafter on any interest payment date. The Company repurchased and retired approximately $6 million of these Notes during 2024.
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

The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of September 30, 2024				As of December 31, 2023
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs (1)	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (2)	12/15/2035	6.64%	$10,310	$(2,226)	$8,084	7.08%	$7,930
Baylake Capital Trust II (3)	9/30/2036	6.22%	16,598	(2,760)	13,838	6.94%	13,660
First Menasha Statutory Trust (4)	3/17/2034	7.99%	5,155	(410)	4,745	8.43%	4,712
County Bancorp Statutory Trust II (5)	9/15/2035	6.74%	6,186	(639)	5,547	7.18%	5,433
County Bancorp Statutory Trust III (6)	6/15/2036	6.90%	6,186	(697)	5,489	7.34%	5,375
Fox River Valley Capital Trust (7)	5/30/2033	7.89%	3,610	(137)	3,473	7.89%	3,442
Total			$48,045	$(6,869)	$41,176		$40,552
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$92,750	$(366)	$92,384	3.13%	$98,476
County Subordinated Notes due 2030	6/30/2030	7.00%	22,400	250	22,650	7.00%	22,902
Total			$115,150	$(116)	$115,034		$121,378
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
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	September 30, 2024	December 31, 2023
Commitments to extend credit	$1,952,931	$1,877,327
Financial standby letters of credit	15,988	17,500
Performance standby letters of credit	10,125	11,381
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
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the contractual amounts were $37 million and $33 million, respectively, at September 30, 2024. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale each totaled $13 million at December 31, 2023. The net fair value of these mortgage derivatives combined was a net gain of $0.2 million and $0.1 million at September 30, 2024 and December 31, 2023, respectively.
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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
September 30, 2024
U.S. Treasury securities	$14,460	$—	$14,460	$—
U.S. government agency securities	5,894	—	5,894	—
State, county and municipals	299,930	—	298,975	955
Mortgage-backed securities	423,810	—	422,876	934
Corporate debt securities	81,813	—	78,057	3,756
Securities AFS	$825,907	$—	$820,262	$5,645
Other investments (equity securities)	$8,174	$8,174	$—	$—
Derivative assets	$224	$—	$—	$224
Derivative liabilities	$—	$—	$—	$—
December 31, 2023
U.S. Treasury securities	$14,123	$—	$14,123	$—
U.S. government agency securities	7,384	—	7,384	—
State, county and municipals	334,822	—	333,401	1,421
Mortgage-backed securities	352,622	—	351,658	964
Corporate debt securities	93,622	—	89,944	3,678
Securities AFS	$802,573	$—	$796,510	$6,063
Other investments (equity securities)	$4,240	$4,240	$—	$—
Derivative assets	$152	$—	$—	$152
Derivative liabilities	$79	$—	$—	$79
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the tables above.
Securities AFS and Equity Securities: Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds and mortgage-backed securities. At September 30, 2024 and December 31, 2023, it was determined that carrying value was the best approximation of fair value for these Level 3 securities, based primarily on the internal analysis on these securities.
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

The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Nine Months Ended	Year Ended
Level 3 Fair Value Measurements:	September 30, 2024	December 31, 2023
Balance at beginning of year	$6,063	$8,153
Maturities / Paydowns	(496)	(2,425)
Unrealized gain / (loss)	78	335
Balance at end of period	$5,645	$6,063
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
September 30, 2024
Collateral dependent loans	$18,548	$—	$—	$18,548
MSR asset (disclosure)	18,428	—	—	18,428
December 31, 2023
Collateral dependent loans	$19,920	$—	$—	$19,920
MSR asset (disclosure)	16,810	—	—	16,810
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
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

September 30, 2024
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$427,984	$427,984	$427,984	$—	$—
Certificates of deposit in other banks	3,189	3,171	—	3,171	—
Securities AFS	825,907	825,907	—	820,262	5,645
Other investments, including equity securities	60,443	60,443	8,174	44,281	7,988
Loans held for sale	11,121	11,416	—	11,416	—
Loans, net	6,491,055	6,410,902	—	—	6,410,902
MSR asset	10,907	18,428	—	—	18,428
LSR asset	7,359	7,359	—	—	7,359
Accrued interest receivable	25,946	25,946	25,946	—	—
Financial liabilities:
Deposits	$7,259,997	$7,265,074	$—	$—	$7,265,074
Long-term borrowings	161,210	146,140	—	4,933	141,207
Accrued interest payable	7,907	7,907	7,907	—	—

December 31, 2023
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$491,431	$491,431	$491,431	$—	$—
Certificates of deposit in other banks	6,374	6,293	—	6,293	—
Securities AFS	802,573	802,573	—	796,510	6,063
Other investments	57,560	57,560	4,240	44,010	9,310
Loans held for sale	4,160	4,276	—	4,276	—
Loans, net	6,290,332	6,083,942	—	—	6,083,942
MSR asset	11,655	16,810	—	—	16,810
LSR asset	8,831	8,831	—	—	8,831
Accrued interest receivable	24,237	24,237	24,237	—	—
Financial liabilities:
Deposits	$7,197,800	$7,184,712	$—	$—	$7,184,712
Long-term borrowings	166,930	155,179	—	4,820	150,359
Accrued interest payable	7,765	7,765	7,765	—	—
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

Overview
The following discussion is management’s analysis of Nicolet’s consolidated financial condition as of September 30, 2024 and December 31, 2023 and results of operations for the three and nine-month periods ended September 30, 2024 and 2023. It should be read in conjunction with our audited consolidated financial statements included in Nicolet’s 2023 Annual Report on Form 10-K.

Economic Outlook
At the beginning of 2024, there were serious concerns for a recession in 2024, which have since abated. Interest rates shifted higher after the Federal Reserve cut short-term interest rates 50 bps in mid-September, influenced by a strong employment report and higher than expected Consumer Price Index (“CPI” ) release. While labor market are cooling, some metrics continue to show strength and the latest employment report was stronger than expected. The CPI for September increased 0.2%, with shelter and food components driving much of this increase, and the CPI is expected to increase 2.6% (annualized) for the second half of 2024. The U.S. election will likely provide additional volatility to the economy over the coming weeks.

Table 1: Earnings Summary and Selected Financial Data
	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023	9/30/2024	9/30/2023
Results of operations:
Net interest income	$68,366	$65,342	$62,807	$64,282	$61,474	$196,515	$177,234
Provision for credit losses	750	1,350	750	1,000	450	2,850	3,990
Noninterest income	22,378	19,609	19,422	24,434	16,541	61,409	11,538
Noninterest expense	49,148	46,853	47,147	50,296	45,738	143,148	135,570
Income before income tax expense	40,846	36,748	34,332	37,420	31,827	111,926	49,212
Income tax expense	8,330	7,475	6,542	6,759	14,669	22,347	18,357
Net income (GAAP)	$32,516	$29,273	$27,790	$30,661	$17,158	$89,579	$30,855
Earnings per common share ("EPS"):
Basic EPS	$2.16	$1.96	$1.86	$2.07	$1.16	$5.99	$2.10
Diluted EPS (GAAP)	$2.10	$1.92	$1.82	$2.02	$1.14	$5.84	$2.05
Adjusted net income & diluted EPS:
Adjusted net income (non-GAAP) (1)	$31,569	$28,777	$26,253	$28,038	$23,284	$86,599	$73,207
Adjusted diluted EPS (non-GAAP) (1)	$2.04	$1.88	$1.72	$1.85	$1.54	$5.65	$4.87
Common Shares:
Basic weighted average	15,052	14,937	14,907	14,823	14,740	14,966	14,716
Diluted weighted average	15,479	15,276	15,249	15,142	15,100	15,330	15,044
Outstanding (period end)	15,104	14,946	14,931	14,894	14,758	15,104	14,758
Period-End Balances:
Loans	$6,556,840	$6,529,134	$6,397,617	$6,353,942	$6,239,257	$6,556,840	$6,239,257
Allowance for credit losses - loans	65,785	65,414	64,347	63,610	63,160	65,785	63,160
Total assets	8,637,118	8,557,017	8,446,662	8,468,678	8,416,162	8,637,118	8,416,162
Deposits	7,259,997	7,241,078	7,165,732	7,197,800	7,182,388	7,259,997	7,182,388
Stockholders’ equity (common)	1,149,327	1,091,413	1,063,655	1,039,007	974,461	1,149,327	974,461
Book value per common share	76.09	73.03	71.24	69.76	66.03	76.09	66.03
Tangible book value per common share (2)	50.29	46.84	44.91	43.28	39.18	50.29	39.18
Financial Ratios: (3)
Return on average assets	1.50%	1.39%	1.33%	1.45%	0.81%	1.41%	0.49%
Return on average common equity	11.57	11.00	10.66	12.20	6.92	11.09	4.24
Return on average tangible common equity (2)	17.77	17.36	17.07	20.22	11.62	17.42	7.18
Stockholders’ equity to assets	13.31	12.75	12.59	12.27	11.58	13.31	11.58
Tangible common equity to tangible assets (2)	9.21	8.57	8.33	7.98	7.21	9.21	7.21
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

Table 1A: Reconciliation of Non-GAAP Financial Measures
	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2024	6/30/2024	3/31/2024	12/31/2023	9/30/2023	9/30/2024	9/30/2023
Adjusted Net Income Reconciliation
Net income (GAAP)	$32,516	$29,273	$27,790	$30,661	$17,158	$89,579	$30,855
Adjustments:
Provision expense (1)	—	—	—	—	—	—	2,340
Assets (gains) losses, net (2)	(1,177)	(616)	(1,909)	(5,947)	(31)	(3,702)	38,755
Merger-related expense	—	—	—	—	—	—	189
Contract termination charge	—	—	—	2,689	—	—	—
Adjustments subtotal	(1,177)	(616)	(1,909)	(3,258)	(31)	(3,702)	41,284
Tax on Adjustments (3)	(230)	(120)	(372)	(635)	(6)	(722)	8,050
Tax - Wisconsin tax law change (3)	—	—	—	—	6,151	—	9,118
Adjusted net income (Non-GAAP)	$31,569	$28,777	$26,253	$28,038	$23,284	$86,599	$73,207

Diluted EPS (GAAP)	$2.10	$1.92	$1.82	$2.02	$1.14	$5.84	$2.05
Adjusted diluted EPS (Non-GAAP)	$2.04	$1.88	$1.72	$1.85	$1.54	$5.65	$4.87
Tangible Assets:
Total assets	$8,637,118	$8,557,017	$8,446,662	$8,468,678	$8,416,162
Goodwill and other intangibles, net	389,727	391,421	393,183	394,366	396,208
Tangible assets	$8,247,391	$8,165,596	$8,053,479	$8,074,312	$8,019,954
Tangible Common Equity:
Stockholders’ equity (common)	$1,149,327	$1,091,413	$1,063,655	$1,039,007	$974,461
Goodwill and other intangibles, net	389,727	391,421	393,183	394,366	396,208
Tangible common equity	$759,600	$699,992	$670,472	$644,641	$578,253
Average Tangible Common Equity:
Stockholders’ equity (common)	$1,118,242	$1,070,379	$1,048,596	$996,745	$983,133	$1,079,215	$973,509
Goodwill and other intangibles, net	390,453	392,171	393,961	395,158	397,052	392,189	399,100
Average tangible common equity	$727,789	$678,208	$654,635	$601,587	$586,081	$687,026	$574,409
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

Performance Summary
Net income was $90 million (or earnings per diluted common share of $5.84) for the nine months ended September 30, 2024, compared to net income of $31 million (or earnings per diluted common share of $2.05) for the nine months ended September 30, 2023, with 2023 significantly impacted by the first quarter balance sheet repositioning (as detailed in Table 1A, Reconciliation of Non-GAAP Financial Measures above).
Net income reflected non-core items and the related tax effect of each, including the first quarter 2023 balance sheet repositioning and third quarter 2023 change in Wisconsin tax law (as detailed in section Non-GAAP Financial Measures above), as well as gains / (losses) on other assets and investments in all periods. These non-core items positively impacted earnings per diluted common share $0.19 for the nine months ended September 30, 2024 and negatively impacted earnings per diluted common share $2.82 for the nine months ended September 30, 2023.

•Net interest income was $197 million for the first nine months of 2024, up $19 million (11%) over the first nine months of 2023. Interest income grew $46 million mostly due to the repricing of new and renewed loans in a higher interest rate environment. Interest expense increased $27 million between the comparable nine-month periods also mostly from the higher average funding costs. Net interest margin was 3.35% for the nine months ended September 30, 2024, compared to 3.07% for the nine months ended September 30, 2023. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”
•Noninterest income was $61 million for the first nine months of 2024, a $50 million favorable change from the comparable 2023 period, primarily due to the first quarter 2023 balance sheet repositioning (noted above). Excluding net asset gains (losses), noninterest income for the first nine months of 2024 was $58 million, a $7 million increase over the first nine months of 2023. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”
•Noninterest expense was $143 million, $8 million (6%) higher than the first nine months of 2023. Personnel costs increased $10 million, while non-personnel expenses combined decreased $2 million (3%) from the comparable 2023 period. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”
•Nonperforming assets were $26 million, representing 0.31% of total assets at September 30, 2024, compared to $28 million or 0.33% of total assets at December 31, 2023. For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”
•At September 30, 2024, assets were $8.6 billion, an increase of $168 million (2%) from December 31, 2023, mostly from solid loan growth, partly offset by lower cash balances. For additional balance sheet discussion see “Balance Sheet Analysis.”
•At September 30, 2024, loans were $6.6 billion, an increase of $203 million from December 31, 2023, with growth in agricultural, commercial and industrial, and residential real estate loans. On average, loans grew $256 million (4%) over the first nine months of 2023. For additional information regarding loans, see “Balance Sheet Analysis — Loans.”
•Total deposits of $7.3 billion at September 30, 2024, increased $62 million from December 31, 2023, with growth in money market and time deposits, partly offset by lower noninterest-bearing demand deposits from seasonal trends as well as some migration to higher rate deposit products. Year-to-date average deposits were $129 million (2%) higher than the first nine months of 2023. For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Nine Months Ended September 30,
	2024			2023
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$6,479,598	$292,792	5.95%	$6,223,396	$251,019	5.33%
Investment securities:
Taxable	700,994	14,824	2.82%	924,829	13,445	1.94%
Tax-exempt (2)	178,707	4,618	3.45%	252,933	6,130	3.23%
Total investment securities	879,701	19,442	2.95%	1,177,762	19,575	2.22%
Other interest-earning assets	370,047	14,775	5.26%	266,753	10,345	5.13%
Total non-loan earning assets	1,249,748	34,217	3.63%	1,444,515	29,920	2.75%
Total interest-earning assets	7,729,346	$327,009	5.58%	7,667,911	$280,939	4.85%
Other assets, net	757,256			737,088
Total assets	$8,486,602			$8,404,999
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$760,609	$7,543	1.32%	$845,079	$7,387	1.17%
Interest-bearing demand	876,917	11,239	1.71%	900,802	9,677	1.44%
Money market accounts (“MMA”)	1,954,124	42,076	2.88%	1,848,921	36,223	2.62%
Core time deposits	1,092,936	35,063	4.29%	771,041	16,656	2.89%
Total interest-bearing core deposits	4,684,586	95,921	2.74%	4,365,843	69,943	2.14%
Brokered deposits	759,791	26,515	4.66%	619,870	19,298	4.16%
Total interest-bearing deposits	5,444,377	122,436	3.00%	4,985,713	89,241	2.39%
Wholesale funding	163,053	6,580	5.30%	343,827	12,842	4.93%
Total interest-bearing liabilities	5,607,430	$129,016	3.07%	5,329,540	$102,083	2.56%
Noninterest-bearing demand deposits	1,737,220			2,067,265
Other liabilities	62,737			34,685
Stockholders’ equity	1,079,215			973,509
Total liabilities and stockholders’ equity	$8,486,602			$8,404,999
Interest rate spread			2.51%			2.29%
Net free funds			0.84%			0.78%
Tax-equivalent net interest income and net interest margin		$197,993	3.35%		$178,856	3.07%
Tax-equivalent adjustment		$1,478			$1,622
Net interest income		$196,515			$177,234
Additional loan interest details:
Loan purchase accounting accretion (3)		$4,582	0.09%		$4,908	0.10%
Loan nonaccrual interest (4)		$40	—%		$84	—%
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
(4)Loan nonaccrual interest included in Total loans interest above, and the related impact to net interest margin.

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis (Continued)

	For the Three Months Ended September 30,
	2024			2023
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$6,542,532	$100,962	6.06%	$6,230,336	$87,701	5.54%
Investment securities:
Taxable	708,292	5,211	2.94%	733,286	4,351	2.37%
Tax-exempt (2)	164,920	1,455	3.53%	229,321	1,884	3.29%
Total investment securities	873,212	6,666	3.05%	962,607	6,235	2.59%
Other interest-earning assets	409,029	5,492	5.27%	483,952	6,452	5.23%
Total non-loan earning assets	1,282,241	12,158	3.76%	1,446,559	12,687	3.47%
Total interest-earning assets	7,824,773	$113,120	5.68%	7,676,895	$100,388	5.15%
Other assets, net	772,039			740,561
Total assets	$8,596,812			$8,417,456
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$761,851	$2,543	1.33%	$804,730	$2,520	1.24%
Interest-bearing demand	872,730	3,901	1.78%	843,893	3,228	1.52%
MMA	1,949,872	13,883	2.83%	1,873,545	13,032	2.76%
Core time deposits	1,139,011	12,625	4.41%	969,690	8,848	3.62%
Total interest-bearing core deposits	4,723,464	32,952	2.78%	4,491,858	27,628	2.44%
Brokered deposits	768,058	9,108	4.72%	651,745	7,336	4.47%
Total interest-bearing deposits	5,491,522	42,060	3.05%	5,143,603	34,964	2.70%
Wholesale funding	161,737	2,196	5.31%	241,689	3,446	5.58%
Total interest-bearing liabilities	5,653,259	$44,256	3.11%	5,385,292	$38,410	2.83%
Noninterest-bearing demand deposits	1,755,799			2,012,974
Other liabilities	69,512			36,057
Stockholders’ equity	1,118,242			983,133
Total liabilities and stockholders’ equity	$8,596,812			$8,417,456
Interest rate spread			2.57%			2.32%
Net free funds			0.87%			0.84%
Tax-equivalent net interest income and net interest margin		$68,864	3.44%		$61,978	3.16%
Tax-equivalent adjustment		$498			$504
Net interest income		$68,366			$61,474
Additional loan interest details:
Loan purchase accounting accretion (3)		$1,527	0.09%		$1,637	0.10%
Loan nonaccrual interest (4)		$(48)	—%		$(257)	(0.02)%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.
(3)Loan purchase accounting accretion included in Total loans interest above, and the related impact to net interest margin.
(4)Loan nonaccrual interest included in Total loans interest above, and the related impact to net interest margin.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended September 30, 2024 Compared to September 30, 2023:			For the Nine Months Ended September 30, 2024 Compared to September 30, 2023:
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Total loans (2)	$4,561	$8,700	$13,261	$2,231	$39,542	$41,773
Investment securities:
Taxable	(24)	884	860	(1,453)	2,832	1,379
Tax-exempt (2)	(560)	131	(429)	(1,896)	384	(1,512)
Total investment securities	(584)	1,015	431	(3,349)	3,216	(133)
Other interest-earning assets	(971)	11	(960)	4,382	48	4,430
Total non-loan earning assets	(1,555)	1,026	(529)	1,033	3,264	4,297
Total interest-earning assets	$3,006	$9,726	$12,732	$3,264	$42,806	$46,070
Interest-bearing liabilities
Savings	$(141)	$164	$23	$(778)	$934	$156
Interest-bearing demand	112	561	673	(262)	1,824	1,562
MMA	516	335	851	2,150	3,703	5,853
Core time deposits	1,679	2,098	3,777	8,527	9,880	18,407
Total interest-bearing core deposits	2,166	3,158	5,324	9,637	16,341	25,978
Brokered deposits	1,354	418	1,772	4,791	2,426	7,217
Total interest-bearing deposits	3,520	3,576	7,096	14,428	18,767	33,195
Wholesale funding	(958)	(292)	(1,250)	(6,668)	406	(6,262)
Total interest-bearing liabilities	2,562	3,284	5,846	7,760	19,173	26,933
Net interest income	$444	$6,442	$6,886	$(4,496)	$23,633	$19,137
(1)The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amount of change in each.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

The Federal Reserve raised short-term interest rates a total of 425 bps during 2022, increasing the Federal Funds rate to a range of 4.25% to 4.50% as of December 31, 2022. Additional increases totaling 100 bps were made during 2023, resulting in a Federal Funds range of 5.25% to 5.50% as of December 31, 2023, while the Federal Reserve decreased short-term interest rates in September 2024, resulting in a Federal Funds range of 4.75% to 5.00% at September 30, 2024.
Tax-equivalent net interest income was $198 million for the nine months ended September 30, 2024, an increase of $19 million (11%) over the nine months ended September 30, 2023. The $19 million increase in tax-equivalent net interest income was mostly attributable to favorable rates (which added $24 million to net interest income), partly offset by unfavorable volumes.
Average interest-earning assets increased $61 million to $7.7 billion over the comparable 2023 period, with solid loan growth partly offset by lower investment securities due to the first quarter 2023 balance sheet repositioning (as discussed in further detail under “Performance Summary” above). Between the comparable nine-month periods, average loans increased $256 million (4%), on solid organic loan growth. Average investment securities decreased $298 million between the comparable nine-month periods, while other interest-earning assets increased $103 million, with both attributable to the first quarter 2023 balance sheet repositioning. As a result, the mix of average interest-earning assets shifted to 84% loans, 11% investments and 5% other interest-earning assets (mostly cash) for the first nine months of 2024, compared to 81%, 15% and 4%, respectively, for the first nine months of 2023.
Average interest-bearing liabilities were $5.6 billion for the first nine months of 2024, an increase of $278 million (5%) over the first nine months of 2023. Average interest-bearing core deposits increased $319 million and average brokered deposits increased $140 million between the comparable nine-month periods, reflecting growth in higher cost deposit products and a shift in funding strategy. Wholesale funding decreased $181 million between the comparable nine-month periods, mostly due to the repayment of FHLB borrowings as part of the first quarter 2023 balance sheet repositioning. The mix of average interest-bearing liabilities was 84% core deposits, 14% brokered deposits and 2% wholesale funding for the first nine months of 2024, compared to 82%, 12%, and 6%, respectively, for the first nine months of 2023.
The interest rate spread increased 22 bps between the comparable nine-month periods, as the repricing of liabilities has slowed, while new and renewed loans continue to reprice in a higher interest rate environment. The interest-earning asset yield increased 73 bps to 5.58% for the first nine months of 2024, due to the changing mix of interest-earning assets (noted above), as well as the higher interest rate environment. The loan yield improved 62 bps to 5.95% between the comparable nine-month periods, largely due to the repricing of new and renewed loans, while the yield on investment securities increased 73 bps to 2.95%. The cost of funds increased 51 bps to 3.07% for the first nine months of 2024, also reflecting the higher interest rate environment as well as a migration of customer deposits into higher rate deposit products. The contribution from net free funds increased 6 bps, mostly due to the higher value in the current interest rate environment. As a result, the tax-equivalent net interest margin was 3.35% for the first nine months of 2024, a 28 bps increase over 3.07% for the first nine months of 2023.
Tax-equivalent interest income was $327 million for the first nine months of 2024, up $46 million from the comparable period of 2023, comprised of $43 million higher average rates and $3 million higher average volume. Interest income on loans increased $42 million over the first nine months of 2023, mostly due to higher rates from the rising interest rate environment, as well as solid loan growth. Interest expense increased to $129 million for the first nine months of 2024, up $27 million compared to the first nine months of 2023, mostly due to a higher cost of funds, as well as growth in deposits.
Provision for Credit Losses
The provision for credit losses was $2.9 million for the nine months ended September 30, 2024 (entirely related to the ACL-Loans), compared to $4.0 million for the nine months ended September 30, 2023 (comprised of $1.7 million related to the ACL-Loans and $2.3 million for the ACL on securities AFS). The provision for credit losses on loans was attributable to growth and changes in the underlying loan portfolio, while the 2023 provision for credit losses on securities AFS was due to the expected loss on a bank subordinated debt investment which was fully charged-off during first quarter 2023.
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

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Trust services fee income	$2,656	$2,107	$549	26%	$7,501	$6,288	$1,213	19%
Brokerage fee income	4,429	3,950	479	12	12,743	11,151	1,592	14
Wealth management fee income	7,085	6,057	1,028	17	20,244	17,439	2,805	16
Mortgage income, net	2,853	2,020	833	41	6,851	5,308	1,543	29
Service charges on deposit accounts	1,913	1,492	421	28	5,307	4,501	806	18
Card interchange income	3,564	3,321	243	7	10,120	9,685	435	4
BOLI income	1,455	1,090	365	33	4,027	3,363	664	20
Deferred compensation plan asset market valuations	1,162	(457)	1,619	N/M	1,390	988	402	N/M
LSR income, net	1,090	1,108	(18)	(2)	3,341	3,398	(57)	(2)
Other income	2,079	1,879	200	11	6,427	5,611	816	15
Noninterest income without net gains (losses)	21,201	16,510	4,691	28	57,707	50,293	7,414	15
Asset gains (losses), net	1,177	31	1,146	N/M	3,702	(38,755)	42,457	N/M
Total noninterest income	$22,378	$16,541	$5,837	35%	$61,409	$11,538	$49,871	432%
N/M means not meaningful.

Noninterest income was $61.4 million for the first nine months of 2024, a favorable change of $49.9 million compared to the first nine months of 2023, primarily due to the 2023 balance sheet repositioning. Noninterest income without net gains (losses) was $57.7 million for the first nine months of 2024, a $7.4 million (15%) increase over the comparable period in 2023.
Wealth management fee income was $20.2 million, up $2.8 million (16%) from the first nine months of 2023, including favorable market-related changes, as well as growth in accounts and assets under management.
Mortgage income includes net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSR”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $6.9 million, increased $1.5 million (29%) between the comparable nine-month periods, mostly due to higher secondary market volumes and the related gains on sales, partly offset by changes in the MSR valuation (2023 included a $0.5 million recovery to the MSR valuation while 2024 included a $0.1 million addition to the MSR valuation). See also Note 6, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.
Services charges on deposit accounts were $5.3 million, up $0.8 million (18%) from the first nine months of 2023, on growth in both accounts and account analysis fees.
BOLI income was $4.0 million, a $0.7 million (20%) increase over the first nine months of 2023, on higher average balances from the $11.5 million new BOLI purchased in mid-2024 and improvements in BOLI assets linked to market performance.
The Company sponsors a nonqualified deferred compensation (“NQDC”) plan for certain employees that fluctuates based upon market valuations of the underlying plan assets. See also “Noninterest Expense” for the offsetting fair value change to the nonqualified deferred compensation plan liabilities.
Other income of $6.4 million for the nine months ended September 30, 2024 was up $0.8 million from the comparable 2023 period, largely due to card incentive income.
Net asset gains of $3.7 million for the first nine months of 2024 included gains of $1.6 million on sales of investments, a $1.3 million gain on the early extinguishment of Nicolet subordinated notes, and $0.7 million of favorable fair value marks on equity securities. Net asset losses of $38.8 million for the first nine months of 2023 were primarily attributable to losses on the sale of approximately $500 million (par value) U.S. Treasury held to maturity securities as part of a balance sheet repositioning.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2024	2023	Change	% Change	2024	2023	Change	% Change
Personnel	$28,937	$23,944	$4,993	21%	$81,732	$72,172	$9,560	13%
Occupancy, equipment and office	8,826	9,027	(201)	(2)	26,451	26,655	(204)	(1)
Business development and marketing	1,823	1,869	(46)	(2)	6,005	5,936	69	1
Data processing	4,535	4,643	(108)	(2)	13,086	12,849	237	2
Intangibles amortization	1,694	1,986	(292)	(15)	5,289	6,230	(941)	(15)
FDIC assessments	990	1,500	(510)	(34)	3,013	3,049	(36)	(1)
Merger-related expense	—	—	—	—	—	189	(189)	(100)
Other expense	2,343	2,769	(426)	(15)	7,572	8,490	(918)	(11)
Total noninterest expense	$49,148	$45,738	$3,410	7%	$143,148	$135,570	$7,578	6%
Non-personnel expenses	$20,211	$21,794	$(1,583)	(7)%	$61,416	$63,398	$(1,982)	(3)%
Average full-time equivalent (“FTE”) employees	955	977	(22)	(2)%	952	955	(3)	—%

Noninterest expense was $143.1 million, an increase of $7.6 million (6%) over the first nine months of 2023. Personnel costs increased $9.6 million (13%), while non-personnel expenses combined decreased $2.0 million (3%) compared to the first nine months of 2023.
Personnel expense was $81.7 million for the nine months ended September 30, 2024, an increase of $9.6 million from the comparable period in 2023. Salary expense increased $6.8 million (11%) over the first nine months of 2023, reflecting merit increases between the years and higher incentives commensurate with current period earnings. Fringe benefits increased $2.8 million over the first nine months of 2023, mostly due to higher overall health care expenses. Salary expense was also impacted by the change in the fair value of nonqualified deferred compensation plan liabilities. See also “Noninterest Income” for the offsetting fair value change to the nonqualified deferred compensation plan assets.
Data processing expense was $13.1 million, up $0.2 million (2%) between the comparable nine-month periods, mostly due to volume-based increases in core and brokerage processing charges.
Intangibles amortization decreased $0.9 million between the comparable nine-month periods due to lower amortization from the aging intangibles.
Other expense was $7.6 million, down $0.9 million (11%) between the comparable nine-month periods, mostly due to lower professional fees.

Income Taxes
Income tax expense was $22.3 million (effective tax rate of 20.0%) for the first nine months of 2024, compared to income tax expense of $18.4 million (effective tax rate of 37.3%) for the comparable period of 2023. The change in income tax was mostly due to the lower pretax earnings in 2023, as well as the $9.1 million charge to income tax expense during 2023 to establish a tax valuation allowance related to the Wisconsin tax law change noted above in the “Performance Summary” section. In addition, the Wisconsin tax law change resulted in a lower effective tax rate beginning in the second half of 2023.

Income Statement Analysis – Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023
Net income was $32.5 million, or adjusted net income (non-GAAP) of $31.6 million, for the three months ended September 30, 2024, compared to net income of $17.2 million, or adjusted net income (non-GAAP) of $23.3 million for the three months ended September 30, 2023. Earnings per diluted common share was $2.10 for third quarter 2024, compared to $1.14 for third quarter 2023.
Tax-equivalent net interest income was $68.9 million for third quarter 2024, an increase of $6.9 million from third quarter 2023. Interest income increased $12.7 million over third quarter 2023, while interest expense increased $5.8 million from third quarter 2023. The increase in interest income included $9.7 million from higher yields (reflecting the rising interest rate environment) and $3.0 million from stronger volumes (led by average loans which grew $312 million or 5% over third quarter 2023). Average investment securities decreased $89 million between the comparable third quarter periods, mostly due to investment securities maturities and paydowns, while other interest-earning assets decreased $75 million (primarily investable cash) between the comparable third quarter periods. The $5.8 million increase in interest expense from third quarter 2023, included $3.3 million from higher overall funding costs and $2.6 million from growth in average funding. For additional information regarding average balances, net interest income and net interest margin, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”
The net interest margin for third quarter 2024 was 3.44%, compared to 3.16% for third quarter 2023, impacted by the rising interest rate environment and the changing balance sheet mix. The mix of average interest-earning assets shifted from 81% loans, 13% investments and 6% other interest-earning assets (mostly investable cash) for third quarter 2023, to 84%, 11% and 5%, respectively, for third quarter 2024. The mix of average interest-bearing liabilities shifted from 83% core deposits, 12% brokered deposits, and 5% wholesale funding for third quarter 2023, to 83%, 14%, and 3%, respectively, for third quarter 2024, including a continued migration to higher rate deposit products. The yield on interest-earning assets of 5.68% increased 53 bps from third quarter 2023, while the cost of funds of 3.11% increased 28 bps between the comparable quarters.
Provision for credit losses was $0.8 million for third quarter 2024 (all related to the ACL-Loans), compared to $0.5 million provision for credit losses for third quarter 2023 (also all related to the ACL-Loans). For additional information regarding the allowance for credit losses-loans and asset quality, see “BALANCE SHEET ANALYSIS — Allowance for Credit Losses - Loans” and “BALANCE SHEET ANALYSIS — Nonperforming Assets.”
Noninterest income was $22.4 million for third quarter 2024, an increase of $5.8 million (35%) from third quarter 2023. Wealth management fee income grew $1.0 million (17%), including favorable market-related changes, as well as growth in accounts and assets under management. Net mortgage income of $2.9 million, increased $0.8 million (41%) between the comparable third quarter periods, mostly due to higher secondary market volumes and the related gains on sales. Services charges on deposit accounts were $1.9 million, up $0.4 million (28%) from third quarter 2023, on growth in both accounts and account analysis fees. BOLI income was $1.5 million, a $0.4 million (33%) increase over third quarter 2023, on higher average balances from the $11.5 million new BOLI purchased in mid-2024 and improvements in BOLI assets linked to market performance. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”
Noninterest expense was $49.1 million for third quarter 2024, an increase of $3.4 million (7%) from third quarter 2023, including a $5.0 million increase in personnel expense and a $1.6 million decrease in non-personnel expenses. The increase in personnel was mostly due to higher salaries, incentives, and fringe benefits. The decrease in non-personnel expenses was mostly due to lower intangible amortization, office expense, and professional fees. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”
Income tax expense was $8.3 million (effective tax rate of 20.4%) for third quarter 2024, compared to $14.7 million (effective tax rate of 46.1%) for third quarter 2023. The change in income tax expense included a $9.1 million charge to income tax expense to establish a valuation allowance, partly offset by a $3.0 million reduction to income tax expense to reverse amounts recorded in the first half of 2023, both related to the Wisconsin tax law change noted above in the “Performance Summary” section.

BALANCE SHEET ANALYSIS
At September 30, 2024, period end assets were $8.6 billion, an increase of $168 million (2%) from December 31, 2023, mostly from solid growth in loans, partly offset by lower cash balances. Total loans increased $203 million (3%) from December 31, 2023, with growth in agricultural, commercial and industrial, and residential real estate loans. Total deposits of $7.3 billion at September 30, 2024, increased $62 million from December 31, 2023, with growth in time and money market deposits partly offset by lower noninterest-bearing demand deposits. Total stockholders’ equity was $1.1 billion at September 30, 2024, an increase of $110 million over December 31, 2023, with solid earnings and improvements in the securities portfolio valuation partly offset by the quarterly common stock dividend.

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
Table 6: Period End Loan Composition

	September 30, 2024		December 31, 2023		September 30, 2023
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,351,516	21%	$1,284,009	20%	$1,237,789	20%
Owner-occupied CRE	920,533	14	956,594	15	971,397	16
Agricultural	1,261,152	19	1,161,531	18	1,108,261	18
Commercial	3,533,201	54	3,402,134	53	3,317,447	54
CRE investment	1,226,982	19	1,142,251	18	1,130,938	18
Construction & land development	231,694	3	310,110	5	326,747	5
Commercial real estate	1,458,676	22	1,452,361	23	1,457,685	23
Commercial-based loans	4,991,877	76	4,854,495	76	4,775,132	77
Residential construction	85,811	2	75,726	1	76,289	1
Residential first mortgage	1,194,574	18	1,167,109	19	1,136,748	18
Residential junior mortgage	223,456	3	200,884	3	195,432	3
Residential real estate	1,503,841	23	1,443,719	23	1,408,469	22
Retail & other	61,122	1	55,728	1	55,656	1
Retail-based loans	1,564,963	24	1,499,447	24	1,464,125	23
Total loans	$6,556,840	100%	$6,353,942	100%	$6,239,257	100%

As noted in Table 6 above, the loan portfolio at September 30, 2024, was 76% commercial-based and 24% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Total loans of $6.6 billion at September 30, 2024, increased $203 million (3%) from December 31, 2023, with growth in agricultural, commercial and industrial, and residential real estate loans. At September 30, 2024, commercial and industrial loans represented the largest segment of Nicolet’s loan portfolio at 21% of the total portfolio, followed by agricultural and CRE investment at 19% of the loan portfolio. The loan portfolio is widely diversified and included the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, hospitality, retail, service, and businesses supporting the general building industry. The following chart provides the industry distribution of our commercial loan portfolio at September 30, 2024.

Commercial Loan Portfolio by Industry Type (based on NAICS codes)

All Other
14%
Real Estate and Rental and Leasing
28%
Wholesale Trade
4%
Health Care
4%
Agriculture Production Other
4%
Retail Trade
5%
Construction
6%
Accommodation and Food Services
7%
Manufacturing
9%
Dairy Cattle and Milk Production
19%

The following tables present the maturity distribution of the loan portfolio.
Table 7: Loan Maturity Distribution

As of September 30, 2024	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$584,729	$637,945	$124,040	$4,802	$1,351,516
Owner-occupied CRE	146,137	614,637	127,120	32,639	920,533
Agricultural	471,603	431,416	323,470	34,663	1,261,152
CRE investment	200,539	816,553	185,106	24,784	1,226,982
Construction & land development	65,999	111,881	42,731	11,083	231,694
Residential construction *	62,017	6,182	729	16,883	85,811
Residential first mortgage	54,844	238,700	163,905	737,125	1,194,574
Residential junior mortgage	20,242	14,736	36,863	151,615	223,456
Retail & other	37,042	11,322	8,273	4,485	61,122
Total loans	$1,643,152	$2,883,372	$1,012,237	$1,018,079	$6,556,840
Percent by maturity distribution	25%	44%	15%	16%	100%
Total fixed rate loans	$783,146	$2,590,558	$634,296	$332,947	$4,340,947
Total floating rate loans	$860,006	$292,814	$377,941	$685,132	$2,215,893

As of December 31, 2023	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$444,176	$691,364	$137,823	$10,646	$1,284,009
Owner-occupied CRE	85,945	663,791	179,103	27,755	956,594
Agricultural	441,792	335,670	343,717	40,352	1,161,531
CRE investment	120,674	789,093	206,789	25,695	1,142,251
Construction & land development	44,467	169,343	80,015	16,285	310,110
Residential construction *	31,777	7,832	766	35,351	75,726
Residential first mortgage	25,996	268,442	178,786	693,885	1,167,109
Residential junior mortgage	14,709	18,878	36,548	130,749	200,884
Retail & other	30,799	12,637	8,319	3,973	55,728
Total loans	$1,240,335	$2,957,050	$1,171,866	$984,691	$6,353,942
Percent by maturity distribution	20%	47%	18%	15%	100%
Total fixed rate loans	$547,023	$2,718,410	$794,080	$326,346	$4,385,859
Total floating rate loans	$693,312	$238,640	$377,786	$658,345	$1,968,083
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
At September 30, 2024, the ACL-Loans was $66 million (representing 1.00% of period end loans), compared to $64 million (or 1.00% of period end loans) at December 31, 2023 and $63 million (or 1.01% of period end loans) at September 30, 2023. The components of the ACL-Loans are detailed further in Table 8 below.

Table 8: Allowance for Credit Losses - Loans

	Nine Months Ended		Year Ended
(in thousands)	September 30, 2024	September 30, 2023	December 31, 2023
ACL-Loans:
Balance at beginning of period	$63,610	$61,829	$61,829
Provision for credit losses	2,850	1,650	2,650
Charge-offs	(1,066)	(1,091)	(1,653)
Recoveries	391	772	784
Net (charge-offs) recoveries	(675)	(319)	(869)
Balance at end of period	$65,785	$63,160	$63,610
Net loan (charge-offs) recoveries:
Commercial & industrial	$(525)	$115	$80
Owner-occupied CRE	107	(60)	(526)
Agricultural	—	(63)	(63)
CRE investment	—	—	—
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	32	3	(2)
Residential junior mortgage	8	(96)	(95)
Retail & other	(297)	(218)	(263)
Total net (charge-offs) recoveries	$(675)	$(319)	$(869)
Ratios:
ACL-Loans to total loans	1.00%	1.01%	1.00%
Net charge-offs to average loans, annualized	0.01%	0.01%	0.01%

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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”). At September 30, 2024, nonperforming assets were $26 million and represented 0.31% of total assets, compared to $28 million or 0.33% of total assets at December 31, 2023, and $32 million or 0.37% of total assets at September 30, 2023.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $66 million (1% of loans) and $68 million (1% of loans) at September 30, 2024 and December 31, 2023, respectively. Potential problem loans require heightened management review given the pace at which a credit may deteriorate, the potential duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.

Table 9: Nonperforming Assets

(in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Nonperforming loans:
Commercial & industrial	$5,658	$4,046	$5,192
Owner-occupied CRE	4,104	4,399	5,602
Agricultural	10,280	12,185	13,458
Commercial	20,042	20,630	24,252
CRE investment	1,747	1,453	1,100
Construction & land development	—	161	177
Commercial real estate	1,747	1,614	1,277
Commercial-based loans	21,789	22,244	25,529
Residential construction	—	—	—
Residential first mortgage	3,478	4,059	3,812
Residential junior mortgage	184	150	92
Residential real estate	3,662	4,209	3,904
Retail & other	114	172	74
Retail-based loans	3,776	4,381	3,978
Total nonaccrual loans	25,565	26,625	29,507
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$25,565	$26,625	$29,507
Nonaccrual loans (included above) covered by guarantees	$7,460	$5,785	$5,919
OREO:
Commercial real estate owned	$235	$305	$1,147
Residential real estate owned	27	154	—
Bank property real estate owned	597	808	884
Total OREO	859	1,267	2,031
Total nonperforming assets	$26,424	$27,892	$31,538
Ratios:
Nonperforming loans to total loans	0.39%	0.42%	0.47%
Nonperforming assets to total loans plus OREO	0.40%	0.44%	0.51%
Nonperforming assets to total assets	0.31%	0.33%	0.37%
ACL-Loans to nonperforming loans	257%	239%	214%

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
Total deposits of $7.3 billion at September 30, 2024, increased $62 million from December 31, 2023, with growth in money market and time deposits, partly offset by lower noninterest-bearing demand deposits from seasonal trends as well as some migration to higher rate deposit products. Core deposit balances of $6.6 billion at September 30, 2024, decreased $32 million from December 31, 2023, while brokered deposits increased $94 million. Compared to September 30, 2023, total deposits increased $78 million, the net of a $106 million increase in brokered deposits and a $28 million decrease in core deposits. The deposit composition is presented in Table 10 below.
Table 10: Period End Deposit Composition

	September 30, 2024		December 31, 2023		September 30, 2023
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,839,617	25%	$1,958,709	27%	$2,020,074	28%
Interest-bearing demand	1,035,593	14%	1,055,520	15%	955,746	13%
Money market	1,928,977	27%	1,891,287	26%	1,933,227	27%
Savings	763,024	11%	768,401	11%	789,045	11%
Time	1,692,786	23%	1,523,883	21%	1,484,296	21%
Total deposits	$7,259,997	100%	$7,197,800	100%	$7,182,388	100%
Brokered transaction accounts	$159,547	2%	$166,861	2%	$146,517	2%
Brokered and listed time deposits	549,907	8%	448,582	6%	457,433	6%
Total brokered deposits	$709,454	10%	$615,443	8%	$603,950	8%
Customer transaction accounts	$5,407,664	74%	$5,507,056	77%	$5,551,575	77%
Customer time deposits	1,142,879	16%	1,075,301	15%	1,026,863	15%
Total customer deposits (core)	$6,550,543	90%	$6,582,357	92%	$6,578,438	92%
Total estimated uninsured deposits were $2.1 billion (representing 29% of total deposits) at September 30, 2024, compared to $2.1 billion (representing 29% of total deposits) at December 31, 2023.

Liquidity Management
Liquidity management refers to the ability to ensure that adequate liquid funds are available to meet the current and future cash flow obligations arising in the daily operations of the Company. These cash flow obligations include the ability to meet the commitments to borrowers for extensions of credit, accommodate deposit cycles and trends, fund capital expenditures, pay dividends to stockholders (if any), and satisfy other operating expenses. The Company’s most liquid assets are cash and due from banks and interest-earning deposits, which totaled $428 million and $491 million at September 30, 2024 and December 31, 2023, respectively. Balances of these liquid assets are dependent on our operating, investing, and financing activities during any given period.
The $63 million decrease in cash and cash equivalents since year-end 2023 included $100 million net cash provided by operating activities and $54 million net cash provided by financing activities (mostly higher deposit balances), partly offset by $218 million net cash used in investing activities (mostly to fund loan growth). As of September 30, 2024, management believed that adequate liquidity existed to meet all projected cash flow obligations.
Nicolet’s primary sources of funds include the core deposit base, repayment and maturity of loans, investment securities calls, maturities, and sales, and procurement of brokered deposits or other wholesale funding. At September 30, 2024, approximately 39% of the investment securities portfolio was pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Liquidity sources available to the Company at September 30, 2024, are presented in Table 11 below.

Table 11: Liquidity Sources

(in millions)	September 30, 2024
FHLB Borrowing Availability (1)	$619
Fed Funds Lines	175
Fed Discount Window	12
Immediate Funding Availability	$806
Brokered Capacity	1,105
Short-Term Funding Availability (2)	$1,105
Total Contingent Funding Availability	$1,911
(1) Excludes outstanding FHLB borrowings of $5 million at September 30, 2024.
(2) Short-term funding availability defined as funding that could be secured between 2 and 30 days.
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, dividend payments, debt service requirements, and, when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. At September 30, 2024, the Parent Company had $155 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.

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
Among other scenarios, we assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned above and reflect the current interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at September 30, 2024 and December 31, 2023, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 12 below. The results are in compliance with Nicolet’s policy guidelines.

Table 12: Interest Rate Sensitivity

	September 30, 2024	December 31, 2023
200 bps decrease in interest rates	(1.1)%	(1.1)%
100 bps decrease in interest rates	(0.6)%	(0.6)%
100 bps increase in interest rates	0.6%	0.6%
200 bps increase in interest rates	1.2%	1.2%
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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At September 30, 2024, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in strategic growth. A summary of the Company’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.

Table 13: Capital

	At or for the Nine Months Ended	At or for the Year Ended
($ in thousands)	September 30, 2024	December 31, 2023
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$—	$1,519
Common stock repurchased during the period (full shares)	—	26,853
Company Risk-Based Capital:
Total risk-based capital	$1,023,212	$930,804
Tier 1 risk-based capital	843,416	750,811
Common equity Tier 1 capital	804,022	712,040
Total capital ratio	13.8%	13.0%
Tier 1 capital ratio	11.4%	10.5%
Common equity tier 1 capital ratio	10.8%	9.9%
Tier 1 leverage ratio	10.2%	9.2%
Bank Risk-Based Capital:
Total risk-based capital	$857,431	$827,341
Tier 1 risk-based capital	792,669	768,726
Common equity Tier 1 capital	792,669	768,726
Total capital ratio	11.6%	11.5%
Tier 1 capital ratio	10.7%	10.7%
Common equity tier 1 capital ratio	10.7%	10.7%
Tier 1 leverage ratio	9.6%	9.4%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities, dividends, or repayment of equity-equivalent debt) in light of strategic plans. Through an ongoing repurchase program, the Board has authorized the repurchase of Nicolet’s common stock as an alternative use of capital. At September 30, 2024, there remained $46 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk at September 30, 2024, from that presented in our 2023 Annual Report on Form 10-K. See section “Interest Rate Sensitivity Management and Impact of Inflation” within Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2, for our interest rate sensitivity position at September 30, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of Nicolet’s common stock made during third quarter 2024 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
July 1 – July 31, 2024	1,811	$100.17	—
August 1 – August 31, 2024	—	$—	—
September 1 – September 30, 2024	3,491	$97.18	—
Total	5,302	$98.20	—	481,000
a.During third quarter 2024, the Company withheld 3,491 common shares for minimum tax withholding settlements on restricted stock, and 1,811 common shares were withheld to satisfy the exercise price and tax withholding requirements on stock option exercises. These are not considered “repurchases” and, therefore, do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
b.The Board of Directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $276 million to repurchase outstanding shares of common stock. This common stock repurchase program was last modified on April 19, 2022, and has no expiration date. There were no common stock repurchases under this program during third quarter 2024. At September 30, 2024, approximately $46 million remained available under this common stock repurchase program, or approximately 481,000 shares of common stock (based upon the closing stock price of $95.63 on September 30, 2024).
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
101
Interactive data files for Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page from Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

November 1, 2024	/s/ Michael E. Daniels
Michael E. Daniels
Chairman, President, and Chief Executive Officer

November 1, 2024	/s/ H. Phillip Moore, Jr.
H. Phillip Moore, Jr.
Chief Financial Officer