Form 10-K
period 2024-12-31
NICOLET BANKSHARES INC
filed 2025-02-25
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2024
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
Large accelerated filer ☒         Accelerated filer ☐
Non-accelerated filer ☐         Smaller reporting company ☐         Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2024, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $1.1 billion based on the closing sale price of $83.04 per share as reported on the New York Stock Exchange on June 28, 2024.
As of February 24, 2025 15,258,825 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement (the “2025 Proxy Statement”) for the 2025 Annual Meeting of Shareholders to be held on May 19, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Nicolet Bankshares, Inc.

Forward-Looking Statements
Statements made in this Annual Report on Form 10-K and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements are neither statements of historical fact nor assurance of future performance and generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” “target,” or similar expressions. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about our future performance, operations, products and services, and should be viewed with caution. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those implied or anticipated by the statements. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors, many of which are beyond Nicolet’s control, that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Item 1A of this Report, “Risk Factors,” include but are not necessarily limited to the following that are in no particular order:
•strategic, market, operating, legal and regulatory risks, including the effects of legislative or regulatory developments affecting the financial industry generally or Nicolet specifically;
•negative economic and political conditions that adversely affect the general economy, the banking sector, housing prices, the real estate market, the job market, consumer confidence, the financial condition of our borrowers and consumer spending habits, which may affect, among other things, the levels of nonperforming assets, charge-offs, and provision expense;
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
•our loan concentration in industries or sectors that may experience unanticipated or greater than anticipated adverse conditions than other industries or sectors in the national or local economies in which we operate;
•potential difficulties in identifying and completing future mergers or acquisitions as well as our ability to successfully expand and integrate those businesses that we acquire;
•the risks of expansion into new geographic or product markets;
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
•changes in accounting standards, rules and interpretations (including effects on assumptions underlying purchase accounting) and any resulting impact on Nicolet’s financial statements;
•compliance or operational risks related to new products, services, ventures, or lines of business, if any, that Nicolet may pursue or implement;
•the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;
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
•the potential effects of pandemics or public health conditions on the economic and business environments in which we operate, including the impact of actions taken by governmental authorities to address these conditions;
•the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as inflation or recession, weather events, climate change, natural disasters, war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs;
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
PART I
ITEM 1. BUSINESS
General
Nicolet Bankshares, Inc. (individually referred to herein as the “Parent Company” and together with all its subsidiaries collectively referred to herein as “Nicolet,” the “Company,” “we,” “us” or “our”) is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and under the bank holding company laws of the State of Wisconsin. At December 31, 2024, Nicolet had total assets of $8.8 billion, loans of $6.6 billion, deposits of $7.4 billion and total stockholders’ equity of $1.2 billion. For the year ended December 31, 2024, Nicolet earned net income of $124 million, or $8.05 per diluted common share.
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
The Parent Company (which adopted its current name in 2002) is a Wisconsin corporation, originally incorporated on April 5, 2000, to serve as the holding company for and the sole shareholder of Nicolet National Bank. Nicolet elected to become a financial holding company in 2008.
Nicolet conducts its primary operations through its wholly owned subsidiary, Nicolet National Bank, a commercial bank which was organized in 2000 as a national bank under the laws of the United States and opened for business in Green Bay, Wisconsin, on November 1, 2000 (referred to herein as the “Bank”). At December 31, 2024, the Parent Company also wholly owns a registered investment advisory firm, Nicolet Advisory Services, LLC (“Nicolet Advisory”), that provides brokerage and investment advisory services to customers, and Nicolet Insurance Services, LLC (“Nicolet Insurance”), to facilitate the delivery of a crop insurance product associated with Nicolet’s agricultural lending. At December 31, 2024, the Bank wholly owns an investment subsidiary based in Nevada and an entity that owns the building in which Nicolet is headquartered. Other than the Bank, these subsidiaries are closely related to or incidental to the business of banking and none are individually or collectively significant to Nicolet’s financial position or results as of December 31, 2024.
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
Since its opening in late 2000, though more prominently since 2013, Nicolet has supplemented its organic growth with several acquisition transactions. Merger and acquisition (“M&A”) activity has continued to be a source of strong growth for Nicolet, including the successful completion of ten acquisitions since 2012. For information on recent transactions, see Note 2, “Acquisition,” of the Notes to Consolidated Financial Statements under Part II, Item 8.

Products and Services Overview
Nicolet’s principal business is banking, consisting of lending and deposit gathering, as well as ancillary banking-related products and services, to businesses and individuals of the communities it serves, and the operational support to deliver, fund and manage such banking products and services. Additionally, trust, brokerage and other investment management services predominantly for individuals and retirement plan services for business customers are offered. Nicolet delivers its products and services principally through 57 bank branch locations, online banking, mobile banking and an interactive website. Nicolet’s call center also services customers.
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

Core Value	Benefits and Policies
Be Real	Nicolet recognizes that each employee deserves financial security, however they may define that goal for themselves. To assist employees reach their goals, Nicolet offers competitive wages and a comprehensive financial benefit package that includes offerings such as (1) a 401(k) plan with a dollar-for-dollar match of employee contributions up to 6%, (2) health savings accounts for employees who elect to participate in high-deductible health plans, (3) flexible spending accounts, (4) profit sharing contributions to the 401(k) plan, (5) paid life insurance, (6) an employee stock purchase plan, and (7) discounted wealth services. Nicolet regularly analyzes its pay practices to ensure fair and equitable pay practice among our diverse employee population.
Be Responsive	Nicolet conducts an annual employee survey to identify benefits that are most meaningful to employees, which changes with employee demographics and locations of its branches. For example, in response to the 2024 survey results, Nicolet created a new Employee Engagement Committee to increase employee interaction and support a sense of belonging. In 2024, Nicolet also appointed a new Chief Experience Officer, who conducted listening sessions throughout the year with the focus of prioritizing Nicolet’s culture and core values throughout its footprint.
Be Personal	Employees are more than their contributions at work. Each employee has a life outside of the workplace, and Nicolet seeks to provide support for all their life events by offering additional benefits such as (1) health, dental, hearing, and vision plans, (2) voluntary insurance plans to address hospital indemnity, critical illness, disability, and accidental injury, (3) paid time off for vacation, short-term sickness, and long-term sickness, (4) financial assistance for adoption, (5) grief support, (6) an employee assistance plan, (7) religious observance leave, (8) fraud protection services, and (9) other unpaid leave when necessary.

Nicolet also partners with local civic organizations, schools, professional associations, and other organizations to attract, recruit, retain, engage, support, develop, and advance diverse employees. As of December 31, 2024, Nicolet had 978 total employees, of which, approximately 64% were women and 36% were men. In addition, 45% of all officer-titled employees were women.
Be Memorable	We encourage employees to be a memorable part of their communities. In 2024, employees reported almost 18,500 total volunteer hours in their respective communities. In addition, employees donated over $190,000 to the Nicolet Foundation (which was matched by Nicolet) and donated to local non-profits - all of whom are nominated by employees and selected by a committee of employees.
Be Entrepreneurial	We encourage employees to develop their professional skills and advance in their career. In 2024, 20% of all job opportunities were filled by internal mobility. To support the continued training of employees, Nicolet recently opened a new training facility that will be used to expand its learning and development options for all employees, including in person or virtual options. Nicolet continues to offer tuition reimbursement to all employees who wish to pursue their education in a field of study related to their position.
Market Area and Competition
The Bank is a full-service community bank, providing services ranging from commercial, agricultural, and consumer banking to wealth management and retirement plan services. Nicolet primarily operates in Wisconsin, Michigan, and Minnesota. Nicolet markets its services to owner-managed companies, the individual owners of these businesses, and other residents within its market areas. At December 31, 2024, our network consisted of 57 branches located principally within our geographic market areas.
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
Payment of Dividends. The Parent Company is a legal entity separate and distinct from the Bank and other subsidiaries. The Parent Company’s principal source of cash flow, including cash flow to pay dividends on our stock or to pay principal and interest on debt securities is dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends and other distributions by the Bank, as well as by the Parent Company to its shareholders. In 2023, we began paying dividends on our common stock. During 2024, 2023, and 2022, the Bank paid dividends to the Parent Company of $100 million, $70 million, and $70 million, respectively. During 2024 and 2023, the Parent Company declared quarterly cash dividends on its common stock totaling $1.09 and $0.75 per share, respectively. The Holding Company did not pay cash dividends on its common stock prior to 2023.

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
Mergers. As a national bank, under the National Bank Act and the Bank Merger Act, the Bank is required to obtain the approval of the OCC prior to merging another institution into the Bank. On September 17, 2024, the OCC approved a final rule updating its regulations for business combinations involving national banks and a policy statement clarifying its review of applications under the Bank Merger Act. The rules and policy statement identified general principles for the OCC’s review of applications under the Bank Merger Act, including indicators for applications likely consistent with approval and applications that raise supervisory or regulatory concerns, additional considerations regarding financial stability, managerial and financial resources, and convenience and needs statutory factors, and clarify the OCC’s decision process for extending the public comment period or holding a public meeting under the Bank Merger Act. Under the Trump Administration, it is anticipated that these final rules and policy statement may be further modified. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized and the prospects for such action are uncertain at this time; however, the adoption of more expansive or prescriptive standards may have an impact on our acquisition activities.
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
As of December 31, 2024, the Bank satisfied the requirements of “well-capitalized” under the regulatory framework for prompt corrective action. See Note 17, “Regulatory Capital Requirements,” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for regulatory capital ratios of Nicolet and the Bank.
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
At December 31, 2024, the Bank’s commercial real estate lending levels are below the guidance levels noted above.
Enforcement Powers. The Financial Institution Reform Recovery and Enforcement Act (“FIRREA”) expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys, accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be over $1.9 million per day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years.
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
Available Information
Nicolet’s internet address is www.nicoletbank.com. We file with or furnish to the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, proxy statements and annual reports to shareholders and, from time to time, registration statements and other documents. These documents are available free of charge to the public on or through the “Investor Relations” section of our website as soon as reasonably practicable after we electronically file them with, or furnish it to, the SEC. These filings also are available to the public on the Internet at the SEC’s website at www.sec.gov. The information on any website referenced in this Report is not incorporated by reference into, and is not a part of this Report. Further, our references to website URLs are intended to be inactive textual references only.

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
Our primary areas of competition include: consumer and commercial deposits, commercial-related loans, residential real estate loans, and other consumer loans, trust, brokerage and other investment management services, and other consumer and commercial financial products and services. Our competitors in these areas include national, state and non-U.S. banks, credit unions, savings and loan associations, consumer finance companies, trust companies, mortgage banking firms, securities brokerage firms, investment counseling firms, insurance companies and agencies, money market funds and other mutual funds, hedge funds and other financial services companies that serve in our markets. The emergence of non-traditional, disruptive service providers (see Industry Disruption section below) has intensified this competitive environment. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as check-cashing, automatic transfer and automatic payment systems and “peer-to-peer” lending in which investors provide debt financing and/or capital directly to borrowers. While traditional banks are subject to the same regulatory framework as we are, nonbanks experience a significantly different or reduced degree of regulation as well as lower cost structures. We may face a competitive disadvantage as a result of our smaller size, more limited geographic diversification and inability to spread costs across broader markets. In addition, larger institutions may have the advantage of being perceived by the public as more secure in times of financial uncertainty as evidenced by the migration of deposits to large banks in response to certain bank failures that occurred in 2023. Although we compete by concentrating marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, customer loyalty can be easily influenced by a competitor’s new products and our strategy may or may not continue to be successful. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability which, in turn, could have a material adverse effect on our business, financial condition and results of operations. We may also be affected by the marketplace loosening of credit underwriting standards and structures.
Strategic and Macro Risks
We may be unable to successfully implement our strategy to grow our commercial and consumer banking businesses.
Although our current strategy is expected to evolve as business conditions change, our current strategy is to continue to invest resources in our banking businesses and operations as we continue the integration of the businesses and operations of recent acquisitions, and seek to exploit opportunities for cost and revenue synergies. In the future, we expect to continue to nurture profitable organic growth as well as pursue acquisitions or strategic transactions if appropriate opportunities, within or outside of our current markets, present themselves. Our failure or inability to successfully implement those strategies could have a material and adverse effect on our results of operation and financial condition.
Failure to achieve one or more key elements needed for successful business acquisitions (including the integration of those businesses) could adversely affect our business and earnings.
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
•our inability to combine the franchise values of businesses that we acquire with those of ours without significant loss of employees or customers from re-branding and other similar changes; or
•any inability to retain core clients and key associates.
Failure to achieve one or more key elements needed for successful organic growth could adversely affect our business and earnings.
There are a number of risks to the successful execution of our organic growth strategy that could result in a material and adverse effect upon our results of operation and financial condition. These risks include, without limitation, the following:
•our inability to attract and retain clients in our banking market areas, particularly as we work to integrate entities that we acquire;
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
•our inability to maintain loan quality while, at the same time, creating loan growth;
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven innovations (such as the use of artificial intelligence and machine learning), products and services as well as evolving industry standards. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. If we are unable to provide enhancements and new features and integrations for our existing platform, develop new products that achieve market acceptance, or innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed.
Failure to keep pace with evolving habits of customers in how they use financial services could hinder ongoing customer acquisition and retention efforts.
We provide a large number of services remotely (online and mobile), and physical branch utilization has been in long-term decline throughout the industry for many years. Technology has helped us reduce costs and improve service, but also has weakened traditional geographic and relationship ties, and has allowed disruptors to enter traditional banking areas by providing payment and exchange services that compete directly with banks in ways not previously possible. Through digital marketing and service platforms, many banks are making client inroads unrelated to physical presence. This competitive risk is especially pronounced from the largest U.S. banks, and from online-only banks, due in part to the investments they are able to sustain in their digital platforms. Companies as disparate as PayPal and Starbucks provide payment and exchange services which compete directly with banks in ways not possible traditionally. Recently, some government leaders have discussed having the U.S. Post Office offer banking services.
The nature of technology-driven disruption to our industry is changing, in some cases seeking to displace traditional financial service providers rather than merely enhance traditional services or their delivery.
A number of recent technologies have worked with the existing financial system and traditional banks, such as the evolution of ATM cards into debit/credit cards and the evolution of debit/credit cards into smart phones. These sorts of technologies often have expanded the market for banking services overall while siphoning a portion of the revenues from those services away from banks and disrupting prior methods of delivering those services. Additionally, some recent innovations may tend to replace traditional banks as financial service providers rather than merely augmenting those services. For example, companies which claim to offer applications and services based on artificial intelligence are beginning to compete much more directly with traditional financial services companies in areas involving personal advice, including high-margin services such as financial planning and wealth management. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-affluent clients and potential clients, as well as persons interested in “self-service” investment management. Other industry changes, such as zero-commission trading offered by certain large firms able to use trading as a loss-leader, may amplify this trend. Similarly, inventions based on blockchain technology eventually may be the foundation for greatly enhancing transactional security throughout the banking industry, but also eventually may reduce the need for banks as secure deposit-keepers and intermediaries. Our success in the competitive environment in which we operate requires consistent investment of capital and human resources in innovation, particularly in light of the current “FinTech” environment, in which the financial services industry is undergoing rapid technological changes and financial institutions are investing significantly in evaluating new technologies, such as artificial intelligence, machine learning, blockchain and other distributed ledger technologies, and developing potentially industry-changing new products, services and industry standards. Our investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, investing in innovation helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins.
Operational Risks
Fraud is a major, and increasing, operational risk for us and all banks.
Two traditional areas, deposit fraud (check kiting, wire fraud, etc.) and loan fraud, continue to be major sources of fraud attempts and loss. The sophistication and methods used to perpetrate fraud continue to evolve as technology changes. In addition to cybersecurity risk (discussed below), new technologies have made it easier for bad actors to obtain and use client personal information, mimic signatures and otherwise create false documents that look genuine. The industry fraud threat continues to evolve, including but not limited to card fraud, check fraud, social engineering and phishing attacks for identity theft and account takeover. Additionally, the use of artificial intelligence and quantum computing could exacerbate many of these risks. Our anti-fraud measures are both preventive and, when necessary, responsive; however, some level of fraud loss is unavoidable, and the risk of a major loss cannot be eliminated.

Our ability to conduct and grow our businesses depend in part upon our ability to create, maintain, expand, and evolve an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business.
Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by associates or third parties; and exposure to other external events. Inadequacies may present themselves in myriad ways. Actions taken to manage one risk may be ineffective against others. For example, information technology systems may be sufficiently redundant to withstand a fire, incursion, malware, or other major casualty, but they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make systems more robust may make them less adaptable, and vice-versa. Also, our efforts to control expenses, which is a significant priority for us, increases our operational challenges as we strive to maintain high quality client service and compliance.
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
Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. Among other things, damage can occur due to outright theft or extortion of our funds, fraud or identity theft perpetrated on clients, or adverse publicity associated with a breach and its potential effects. Perpetrators potentially can be associates, clients, and certain vendors, all of whom legitimately have access to some portion of our systems, as well as outsiders with no legitimate access. These risks are heightened through the increasing use of digital and mobile solutions which allow for rapid money movement and increase the difficulty to detect and prevent fraudulent transactions. Additionally, as the Company grows through acquisitions and pursues new initiatives that improve our operations and cost structure, the Company is also expanding and improving its information technologies, resulting in a larger technological presence, utilization of “cloud” computing services, and corresponding exposure to cybersecurity risk. Certain new technologies, such as use of artificial intelligence, present new and significant cybersecurity safety risks that must be analyzed and addressed before implementation. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer systems and networks) and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.
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
In recent years, our cost of hiring and retaining top revenue-producing talent has increased, and that trend is likely to continue. We have assembled a management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth in recent years was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. We anticipate deploying a similar hiring strategy in the future. It is also common for other financial institutions to deploy this strategy as well and there is a risk that teams of our employees may be recruited by other financial institutions. Additionally, operating our technology systems requires employees with specialized skills that are not readily available in the general employee candidate pool. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business could negatively affect our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we must pay to hire and retain these experienced individuals could cause our noninterest expense levels to rise and negatively impact our results of operations.
Our accounting estimates and risk management processes rely on analytical and forecasting models.
The processes we use to estimate our expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. If the assumptions used in our model for measuring interest sensitivity and asset-liability management fail to appropriately anticipate customer response to changing interest rates, our earnings and / or liquidity position could be threatened. Although we model multiple scenarios assuming differing interest rate curves and economic events, it is not possible for our modeling to anticipate every scenario or how one assumption may be influenced by changes in another assumption.
Even if these assumptions are adequate, the models themselves may prove to be inadequate or inaccurate because of other flaws in their design or their implementation, including flaws caused by failures in controls, data management, human error or from the reliance on technology. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for estimating our expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.
Risks From Changes in Economic Conditions
Weakness in the economy and governmental policies, whether or not adopted in response to economic conditions such as inflation, may adversely affect us.
Our success depends, in part, on economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, deflation, recession, unemployment, changes in interest rates, tariffs, immigration, fiscal and monetary policy and other factors beyond our control may affect our deposit levels and composition, demand for loans and other products and services, the ability of borrowers to repay their loans and the value of the collateral securing the loans it makes. Economic turmoil in different regions of the world, as well as military conflicts, affect the economy and stock prices in the United States, which can affect our earnings and capital and the ability of our customers to repay loans. In particular, our agricultural loans are dependent on the profitable operation and management of dairy farms, and government policies and regulations (including subsidies, tariffs, and trade agreements) are outside the control of our borrowers and may affect their operations.
The new Presidential administration has stated its intention to scrutinize the United States’ trade relationships with its economic partners, indicated an interest in renegotiating trade agreements, and stated a willingness to implement tariffs with some of the United States’ trade partners which could lead to trade wars. These statements by the administration have signaled a change in the United States’ economic policies, and it is not clear which policies, if any, will be implemented and what effect these policies may have on the local, national, and global economy. Trade wars and tariffs can affect the economy and stock prices in the United States and can impact the costs of goods paid by customers, which can affect our deposit levels and concentration, the demand for loans and other products and services and the ability of our customers to repay outstanding loans, which could adversely affect our financial condition and the results of operations.
Inflationary pressures present a potential threat to our results of operations and financial condition.
The United States generally and the regions in which we operate specifically have recently experienced, for the first time in decades, significant inflationary pressures, evidenced by higher gas prices, higher food prices and other consumer items. Inflation represents a loss in purchasing power because the value of investments often does not keep up with inflation and erodes the purchasing power of money and the potential value of investments over time. Accordingly, inflation can result in material adverse effects upon our customers, their businesses (as a result of rising costs, including labor) and, as a result, our financial position and results of operation. Inflation also can and does generally lead to higher interest rates, which have their own separate risks. See Risks Associated With Monetary Events and Interest Rate and Yield Curve Risks in this Item 1A of this report.
Generally, in periods of economic downturns, including periods of rising interest rates and recessions, our realized credit losses increase, demand for our products and services declines, and the credit quality of our loan portfolio declines.
Our success depends significantly upon local, national and global economic and political conditions, as well as governmental monetary policies and trade relations. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Unlike banks that are more geographically diversified, we are a regional bank that provides services to customers primarily in Wisconsin, Michigan and Minnesota. The market conditions in these markets may be different from, and could be worse than, the economic conditions in the United States as a whole. As discussed elsewhere in this Item 1A, inflationary pressures have lessened, which has caused the Federal Reserve to recently decrease interest rates. Decreases in interest rates in the past have led to increased consumer spending, which could lower consumer deposit amounts. Such a decrease in consumer deposits could cause one or more of the following negative developments:
•an increase in rates on deposits in an attempt to attract new customers and to persuade existing customers to leave their deposits in their accounts;
•a decrease in the value of our pre-existing variable rate loans;
•a comparative increase in our pre-existing fixed rate debt; or
•an increase in the number of customers or other counterparties who default on their loans or other obligations to us, which could result in a higher level of nonperforming assets (“NPAs”), net charge-offs and provision for credit losses.

Risks Associated with Monetary Events
The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve. These strategies have had, and will continue to have, a significant impact on our business and on many of our clients.
In 2022 and much of 2023, in response to inflationary pressures, the Federal Reserve increased interest rates substantially. In 2024, in response to decreasing rates of inflation, the Federal Reserve decreased interest rates. Fluctuations in interest rates have had and can continue to have significant and sometimes adverse effects upon our business as well as the business of many of our customers.
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
Our reputation is a key asset for us. Reputation risk, or the risk to our earnings, liquidity and capital from negative public opinion, is inherent in our business. Our reputation is affected principally by our business practices and how those practices are perceived and understood by others. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices (including lending to certain customers that transact business in unpopular industries), corporate governance, regulatory compliance, securities compliance, mergers and acquisitions, from sharing or inadequate protection of customer information and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally, such as recent bank failures, or that relates to parties with whom we have important relationships. Because we conduct most of our business under the “Nicolet” brand, negative public opinion about one business could affect our other businesses.
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
Rising interest rates, inflation and a weakening economy could adversely affect the ability of some borrowers to repay outstanding loans as well as the value of the collateral securing some of these loans. If loan customers with significant loan balances fail to repay their loans, our results of operations, financial condition and capital levels will suffer.
We are exposed to higher credit and concentration risk from our commercial-related lending.
Our credit risk and credit losses can increase if our loans become concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2024, approximately 76% of our loan portfolio consisted of commercial-related loans, including commercial and industrial loans, owner-occupied CRE, AG production and AG real estate, CRE investment, and construction and land-development loans. Our borrowers under these loans tend to be small to medium-sized businesses. These types of loans are typically larger than residential real estate loans or consumer loans. During periods of lower economic growth or challenging economic periods, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely affect our results of operations and financial condition. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
Risks Related to Public Health Issues
Pandemics and outbreaks of communicable diseases may lead to periods of significant volatility in financial and other markets, and could adversely affect our ability to conduct normal business, our clients, and could harm our businesses, financial condition and results of operations.
Pandemics and widespread outbreaks of communicable diseases may cause significant disruption in the international and United States economies and financial markets and could have an adverse effect on our business and results of operations. The spread of these diseases may result in quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability. Governments of the states in which we have operations may take preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of public health issues may result in significant adverse effects for many different types of businesses, including, among others, those in the hospitality (including hotels and lodging) and restaurant industries, and result in layoffs and furloughs of employees nationwide, including the regions in which we operate.
Regulatory, Legislative and Legal Risks
We are subject to a challenging regulatory environment that restricts our activities.
We operate in heavily regulated industries. Our regulatory burdens, including both operating restrictions and ongoing compliance costs, are substantial. We are subject to many banking, deposit, insurance, securities brokerage and underwriting, and consumer lending regulations in addition to the rules applicable to all companies whose securities are publicly traded in the U.S. securities markets. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See Supervision and Regulation in Item 1 of this report, for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities often change these regulations or adopt new ones. Actions could be taken that would further limit the amount of interest or fees we can charge, further restrict our ability to collect loans or realize on collateral, affect the terms or profitability of the products and services we offer, or materially and adversely affect us in other ways. The following paragraphs highlight certain specific important risk areas related to regulatory matters currently. These paragraphs do not describe these risks exhaustively, and they do not describe all such risks that we face currently. Moreover, the importance of specific risks will grow or diminish as circumstances change.
We anticipate that the Presidential administration will seek to implement a regulatory reform agenda that is significantly different than that of the prior administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. While we do not specifically know what these changes will be, we may be required to implement different compliance procedures and modify our policies and activities to comply with changes set forth by the administration. This may cause us to incur additional costs and expenses, and dedicate additional resources, to achieve compliance with any changes from the Presidential administration, which can impact our financial condition and the results of our operations.
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
The proportion of our deposit account balances that exceed FDIC insurance limits may expose us to enhanced liquidity risk in times of financial distress.
Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. As of December 31, 2024, approximately 30% of our deposits were uninsured and we rely on these deposits for liquidity.
If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window or the Bank Term Funding Program in order to manage our liquidity risk.
Unrealized losses in our securities portfolio could negatively affect our liquidity.
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
The yield curve is a reflection of interest rates applicable to short and long-term debt. The yield curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates and long-term rates are nearly the same; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is usually upward sloping (higher rates for longer terms). However, the yield curve can be relatively flat or inverted (downward sloping), which has happened several times in the past few years, which is often seen as a bad sign for the economy. A flat or inverted yield curve, which tends to decrease net interest margin, adversely impacts our lending businesses and investment portfolio. From October 2022 through December 2024, the yield curve was inverted. See Risks Associated with Monetary Events within this section of the Report for additional information.
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
Our success is also influenced heavily by population growth, income levels, loans and deposits and on stability in real estate values in our markets. To a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact the mid-western U.S. states where we do most of our traditional banking business. If those regions of the U.S. did not grow or were to experience adversity not shared by other parts of the country, we are likely to experience adversity to a degree not shared by those competitors which have a broader or different regional footprint. If market and economic conditions deteriorate, this may lead to valuation adjustments on our loan portfolio and losses on defaulted loans and on the sale of other real estate owned. Additionally, such adverse economic conditions in our market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, the majority of which is secured by real estate, could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. As of December 31, 2024, approximately 36% of our loans were secured by commercial-based real estate, 14% of loans were secured by agriculture-based real estate, and 23% of our loans were secured by residential real estate. We are less able than larger institutions to spread the risks of unfavorable local economic conditions across a larger number of more diverse economies.
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
The holders of our common stock receive dividends only if and when declared by the Nicolet board of directors (the “Board”) out of legally available funds. Prior to 2023, the Board had not declared a dividend on the common stock since our inception in 2000. Any determination relating to the continuation or any change in dividend policy will be made at the discretion of the Board and will depend on a number of factors, including the Company’s future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that the Board may deem relevant. Our principal source of funds used to pay cash dividends on our common and preferred stock is dividends that we receive from the Bank. As a national bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay, as described under “Regulation of Nicolet – Payment of Dividends” and “Regulation of the Bank – Payment of Dividends” in Part I, Item 1 of this Report. The federal banking agencies have also issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current earnings. The Federal Reserve may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice. The Holding Company and the Bank must also maintain the CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends. If the Bank is not permitted to pay cash dividends to the Holding Company, it is unlikely that we would be able to continue to pay dividends on our common stock or to pay interest on our indebtedness.
Holders of our indebtedness have rights that are senior to those of our common shareholders.
We have supported our continued growth by issuing subordinated notes and by assuming the subordinated notes and trust preferred securities and accompanying junior subordinated debentures issued by companies we have acquired. As of December 31, 2024, we had outstanding subordinated notes of approximately $115.2 million and outstanding trust preferred securities and associated junior subordinated debentures with an aggregate par principal amount of approximately $1.8 million and $48.0 million, respectively.
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
•a provision requiring that any merger or share exchange involving Nicolet be approved by either: (i) two-thirds of the Nicolet directors then in office and a majority of Nicolet’s outstanding shares of common stock; or (ii) a majority of the Nicolet directors then in office and two-thirds of Nicolet’s outstanding shares of common stock;
•a provision restricting removal of directors except for cause and upon the approval of a majority of the outstanding shares of our capital stock entitled to vote;
•a provision that any special meeting of shareholders may be called only by the chief executive officer pursuant to a resolution adopted by a majority of the Board or the holders of 10% of the outstanding shares of Nicolet’s capital stock entitled to vote; and
•a provision establishing certain advance notice procedures for matters to be considered at an annual meeting of shareholders.
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

Our management Info Sec Steering Committee has established an Information Security Program, which includes appropriate security risk assessments, security monitoring, incident response, policies, operating standards, compliance, and employee training. The underlying controls of this security program are based on the guidelines and frameworks provided by the Office of the

Comptroller of the Currency (the “OCC”), the Federal Financial Institutions Examination Council (the “FFIEC”), and the National Institute of Standards and Technology (“NIST”), as well as industry best practices and standards. The Information Security Program focuses on the following key areas:

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
Governance
Our Chief Information Security Officer (“CISO”) is responsible for managing our information security team and implementing the Information Security Program, in conjunction with our CIO and Director of IT. As discussed in further detail under “Risk Management and Strategy” above, the primary responsibilities of the information security team include IT governance, risk and compliance; identity and access management; security architecture and engineering; security operations; resiliency, safety and security; vendor risk management, and security awareness education. The team includes information security professionals with varying degrees of education and experience, and many team members are subject to professional education and certification requirements. In particular, our information security team has substantial relevant experience in the areas of information security and cybersecurity risk management.
The management Info Sec Steering Committee provides oversight and governance of the Information Security Program. This committee includes members of information security, risk, compliance, audit, human resources, legal, operations, banking, and wealth. The committee generally meets monthly to review and provide oversight of our risk management strategy; audit reports related to our cyber and information security processes; third-party risk assessments; periodic testing of systems and infrastructure; status of employee and customer training; and updates on security incidents. More frequent meetings may occur in accordance with the incident response plan to facilitate timely assessment, monitoring, and reporting.
The Board is actively engaged in oversight of our cybersecurity practices, with the Risk and Audit Committees having primary oversight responsibility. The Risk Committee reviews and approves the information security program on an annual basis, as well as receives management updates about information security matters on at least a quarterly basis. In addition, the Audit Committee receives prompt reporting and updates on IT audits and material cybersecurity-related incidents. The full Board receives regular presentations regarding pertinent cyber and information security topics. These updates cover external cybersecurity hot topics and notable events, current and emerging threats, cybersecurity program achievements and progress on key initiatives, key performance indicators, key risk indicators, and notable internal events.
ITEM 2. PROPERTIES
The corporate headquarters of both the Parent Company and the Bank are located at 111 North Washington Street, Green Bay, Wisconsin. At year-end 2024, including the main office, the Bank operated 57 bank branch locations, 46 of which are owned and 11 that are leased. In addition, Nicolet owns or leases other real property that, when considered in aggregate, is not significant to its financial position. Most of the offices are free-standing, newer buildings that provide adequate access, customer parking, and drive-through and/or ATM services. The properties are in good condition and considered adequate for present and near term requirements. None of the owned properties are subject to a mortgage or similar encumbrance.
Two formerly leased locations involved directors, with lease terms that management considers arms-length. Both of these leases were terminated during 2024. For additional disclosure, see Note 15, “Related Party Transactions,” of the Notes to Consolidated Financial Statements under Part II, Item 8.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock. Nicolet’s common stock trades on the New York Stock Exchange under the symbol “NIC”. As of February 25, 2025, Nicolet had approximately 3,100 shareholders of record.
Dividends. In 2023, we began paying dividends on our common stock. Our Board declared quarterly cash dividends totaling $1.09 per share on our common stock in 2024. We currently intend to continue to pay comparable quarterly cash dividends on our common stock, subject to approval by our Board, although we may elect not to pay dividends or to change the amount of such dividends. The payment of dividends is a decision of our Board based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. Any cash dividends paid by Nicolet on its common stock must comply with applicable Federal Reserve policies described further in “Business—Regulation of Nicolet—Payment of Dividends.” The Bank is also subject to regulatory restrictions on the amount of dividends it is permitted to pay to Nicolet as further described in “Business—Regulation of the Bank—Payment of Dividends” and in Note 17, “Regulatory Capital Requirements,” in the Notes to Consolidated Financial Statements under Part II, Item 8.
Stock Repurchases. The following table contains information regarding purchases of Nicolet’s common stock made during fourth quarter 2024 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period:	Total Number of Shares Purchased (#) (a)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (#)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (#) (b)
October 1 – October 31, 2024	932	$104.99	—
November 1– November 30, 2024	11,901	$112.52	1,451
December 1 – December 31, 2024	91,080	$109.77	90,989
Total	103,913	$110.04	92,440	341,600
(a) During fourth quarter 2024, the Company withheld 2,347 common shares for minimum tax withholding settlements on restricted stock and the Company withheld 9,126 common shares to satisfy the exercise price and tax withholding requirements on stock option exercises. These are not considered “repurchases” and, therefore, do not count against the maximum number of shares that may yet be purchased under the Board authorization.
(b) The Board approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $276 million to repurchase outstanding shares of common stock. This common stock repurchase program was last modified on April 19, 2022, and has no expiration date. At December 31, 2024, approximately $36 million remained available under this common stock repurchase program, or approximately 341,600 shares of common stock (based on the closing stock price of $104.91 on December 31, 2024).

Performance Graph
The following graph shows the cumulative stockholder return on our common stock compared with the S&P 500 Index and the S&P U.S. BMI Banks Index for the period of December 31, 2019 to December 31, 2024. The S&P U.S. BMI Banks Index tracks the performance of all U.S. domiciled bank companies with float-adjusted market capitalization of at least $100 million. The graph assumes the value of the investment in the Company’s common stock and in each index was $100 on December 31, 2019. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.

	Period Ending
Index	2019	2020	2021	2022	2023	2024
Nicolet Bankshares, Inc.	$100.00	$89.84	$116.11	$108.04	$110.13	$145.27
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P U.S. BMI Bank Index	100.00	87.24	118.61	98.38	107.32	143.68
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
The Company’s financial performance and certain balance sheet line items were impacted by the timing and size of Nicolet’s 2022 acquisition of Charter Bankshares, Inc. (“Charter”) on August 26, 2022. Certain income statement results, average balances and related ratios for 2022 include Charter contributions from the acquisition date. Additional information on Nicolet’s recent acquisition activity is included in Note 2, “Acquisition” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
The detailed financial discussion that follows focuses on 2024 results compared to 2023. For a discussion of 2023 results compared to 2022, see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024, which information under that caption is incorporated herein by reference. Historical results of operations are not necessarily predictive of future results.
Overview
Economic Outlook and Recent Industry Developments
The U.S. economy proved to be quite resilient in 2024 with real GDP growth likely to come in around 2.5%, which defied all economic forecasts heading into the year. The primary drivers were overall employment remained quite strong, incomes continued to rise, consumer spending was robust, and productivity momentum continued. After many years of talk around a “hard landing,” or “soft landing,” it appears the Federal Reserve managed to hit the sweet spot of “no landing” as economic forecasts heading into 2025 show a continuation of these positive trends.
The Federal Reserve began to loosen its monetary policy during the year in an attempt to slow inflation. After a short period of sharp increases in interest rates in 2022 and 2023, the Fed cut rates by 50 bps in September, which was followed by two 25 bps cuts in November and December 2024. The decrease in rates appeared to have their intended effect, as inflation has come down from the mid-single digits in the beginning of the year, to 2.8% to close out the year in December. As inflation remains above the Fed’s 2% target, the market appears to believe rates may remain “higher for longer” until inflation drops closer to this level. As such, in early 2025, the market is expecting two 25bps rate cuts during the year. Furthermore, other economic indicators point to a slowing, but strong macroeconomic environment in 2025. Unemployment is expected to tick up, but remain below 5%. Consumer and business spending may slow, but still remain relatively strong despite higher interest rates. And productivity gains are expected to continue as new developments in AI and other technologies challenge businesses on how they invest for the future. Despite these tailwinds, there are several unknowns of a new administration that provide some level of economic uncertainty. While the general belief is this administration is more business friendly, and will usher in ideas that will increase business investment and growth (such as lower taxes, fewer regulations, and a more friendly M&A environment), there are others that leave questions on their effects (such as tariffs, trade policy, and mass deportations).
For the first time in several years, the outlook for the U.S. banking industry turned bullish. Immediately after the November 2024 elections, U.S. bank stocks jumped more than 10% the following day as investors believe the new administration would usher in policies that mean more bank M&A, and the fear of significant credit losses from commercial real estate began to subside. While bank stocks remain somewhat volatile given several moves made by the new administration, the overall mood has improved in the banking space. Banks will likely experience higher credit losses in 2025 than in prior years; however, they will likely be focused around certain banks that have higher CRE concentrations, or that lend in large urban markets (neither of which describe Nicolet). However, all banks look to benefit from regulatory reform that should lower costs throughout the industry. Additionally, bank M&A is expected to pick up after several years of tepid deal activity.
2024 Highlights
Net income for the year ended December 31, 2024 was $124 million and earnings per diluted common share was $8.05, compared to net income of $62 million and earnings per diluted common share of $4.08 for 2023. Net income reflected certain non-core items and the related tax effect of each, including the first quarter 2023 balance sheet repositioning and third quarter 2023 change in Wisconsin state tax law (as detailed in Table 1 below), as well as gains / (losses) on other assets and investments in all periods. For the full year, non-core items positively impacted diluted earnings per common share $0.22 for 2024 and negatively impacted diluted earnings per common share $2.64 for 2023.
At December 31, 2024, Nicolet had total assets of $8.8 billion, an increase of $328 million (4%) from December 31, 2023. Total loans of $6.6 billion at December 31, 2024 increased $273 million (4%) from December 31, 2023, while total deposits of $7.4 billion increased $206 million (3%) from December 31, 2023. Total stockholders’ equity was $1.2 billion at December 31, 2024, an increase of $134 million since December 31, 2023, with solid earnings, stock option exercises, and improvement in the securities portfolio market valuation, partly offset by payment of the quarterly common stock dividend and common stock repurchases.
Nonperforming assets were $29 million and represented 0.33% of total assets at December 31, 2024, compared to $28 million or 0.33% at year-end 2023. The allowance for credit losses-loans was $66 million (1.00% of loans) at December 31, 2024, compared to $64 million (1.00% of loans) at December 31, 2023.
Nicolet’s Board and executive management see 2025 as a year of optionality for the Company. Nicolet came off of a record year of core earnings, capital levels have rebounded, and asset quality remains strong. Additionally, our commercial customers across our footprint continue to perform well, as they have shown remarkable resilience in the face of inflationary and employment pressures. There remains a general sense of cautious optimism across our markets. The potential pro-growth policies of the new presidential administration likely changed the outlook of the banking industry for the better. While still very early, the general feeling is that of less regulation, which could lead to higher revenues and more M&A in the industry. Additionally, fewer regulations and potential tax reform could spark growth and investment across small and medium sized businesses, which could benefit all community banks, including Nicolet. While there is some concern around how certain policies, namely higher tariffs and immigration, could negatively impact certain industries in our markets – specifically the dairy sector – it remains too early to forecast the extent at this point.
Nicolet’s optionality could take many forms, largely due to its healthy capital levels and continued strong earnings. The priorities, in no particular order, largely center on (1) funding organic growth, (2) M&A, (3) share repurchases, and (4) increased dividends. Organic growth, that is, growing by one customer at a time, has always been the bread and butter of Nicolet’s core strategy. The Company grew to roughly $750 million in its first 10 years through entirely organic means. As such, it remains very much in its DNA to continue this strategy. However, as economic and population growth in our core markets typically is only 1-3% each year, growing significantly more than these levels through organic means likely involves taking on more risk, being overly aggressive on interest rates, or both. Since Nicolet has typically avoided both of those organic growth strategies, management believes it can easily fund organic growth in the low-to-mid single digits, while continuing to build capital.
M&A has been a part of the core growth strategy of Nicolet since 2012. In early 2024, we were optimistic that we would have announced a merger at some point during the year. And while we had a number of conversations with potential partners, nothing materialized beyond high level discussions. Higher interest rates continue to make the accounting math behind M&A challenging, especially with those banks that have elevated levels of unrealized losses in their investment portfolios. Additionally, at $8.8 billion in assets, we remain thoughtful in the size of bank we may partner with as the $10 billion asset threshold looms, as does the new regulations that come with it. We still remain hopeful that we are able to announce an acquisition in 2025; however, any potential deal has to make financial and strategic sense for us, as well as make the overall company better. We are committed to not grow through acquisition just for the sake of it.
Share repurchases and increased dividends likely remain on the table for 2025. After nearly an 18-month hiatus, Nicolet begin repurchasing its own stock again in late 2024. Executive management and the Board determined robust capital levels and valuations warranted the repurchase of our own shares, as it reduces our share count and thereby increases earnings per share, all else equal. This activity continued into the first quarter of 2025, and will be continuously evaluated depending on the strategic priorities the Board and executive management see in front of them at the time. Likewise, the Board will assess the level of the $0.28 per share quarterly dividend at the May meeting as it did in 2024. In 2024, the Board increased the dividend $0.03 per share, or 12%.
Regardless of what strategic levers Nicolet’s Board and executive management decide to pull in 2025, the focus will remain on running a highly-profitable company that matters to its key constituents: customers, shareholders, and employees. The ultimate goal is to produce profitability metrics and shareholder returns that place us in the top quartile, if not top decile, of our peers. While Nicolet accomplished that in 2024, management understands the slate is wiped clean each year, and that it takes the efforts of our more than 950 employees to reproduce those results each year.

Table 1: Earnings Summary and Selected Financial Data

	At and for the years ended December 31,
(in thousands, except per share data)	2024	2023	2022
Results of operations:
Net interest income	$268,065	$241,516	$239,961
Provision for credit losses	3,850	4,990	11,500
Noninterest income	82,267	35,972	57,920
Noninterest expense	191,353	185,866	160,644
Income before income tax expense	155,129	86,632	125,737
Income tax expense	31,070	25,116	31,477
Net income (GAAP)	$124,059	$61,516	$94,260
Earnings per Common Share (“EPS”):
Basic EPS	$8.24	$4.17	$6.78
Diluted EPS (GAAP)	$8.05	$4.08	$6.56
Adjusted Net Income & Diluted EPS (Non-GAAP):
Adjusted net income (Non-GAAP) (1)	$120,668	$101,245	$99,161
Adjusted diluted EPS (Non-GAAP) (1)	$7.83	$6.72	$6.90
Common shares:
Basic weighted average	15,049	14,743	13,909
Diluted weighted average	15,416	15,071	14,375
Year-End Balances:
Loans	$6,626,584	$6,353,942	$6,180,499
Allowance for credit losses - loans (“ACL-Loans”)	66,322	63,610	61,829
Total assets	8,796,795	8,468,678	8,763,969
Deposits	7,403,684	7,197,800	7,178,921
Stockholders’ equity (common)	1,172,898	1,039,007	972,529
Book value per common share	$76.38	$69.76	$66.20
Tangible book value per common share (2)	$51.10	$43.28	$38.81
Financial Ratios:
Return on average assets	1.45%	0.73%	1.20%
Return on average common equity	11.27	6.28	10.63
Return on average tangible common equity (2)	17.50	10.58	17.96
Stockholders’ equity to assets	13.33	12.27	11.10
Tangible common equity to tangible assets (2)	9.33	7.98	6.82
(1) The adjusted net income and diluted EPS measures are non-GAAP financial measures that provide information that management believes is useful to investors in understanding our operating performance and trends and also aids investors in the comparison of Nicolet’s financial performance to the financial performance of peer banks. See section “Non-GAAP Financial Measures” below for a reconciliation of these financial measures.
(2) The ratios of tangible book value per common share, return on average tangible common equity, and tangible common equity to tangible assets are non-GAAP financial measures that exclude goodwill and other intangibles, net. These non-GAAP financial ratios have been included as management considers them to be useful metrics to analyze and evaluate financial condition and capital strength. See section “Non-GAAP Financial Measures” below for a reconciliation of these financial measures.

Non-GAAP Financial Measures
We identify “tangible book value per common share,” “return on average tangible common equity,” “tangible common equity to tangible assets” “adjusted net income,” and “adjusted diluted earnings per common share” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we identify certain financial measures as non-GAAP financial measures if such financial measures exclude or include amounts in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States in our statements of income, balance sheets, or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures, ratios, or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.
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

Table 1A: Reconciliation of Non-GAAP Financial Measures

	At and for the years ended December 31,
(in thousands, except per share data)	2024	2023	2022
Adjusted net income reconciliation:
Net income (GAAP)	$124,059	$61,516	$94,260
Adjustments:
Provision expense (1)	—	2,340	8,000
Assets (gains) losses, net (2)	(4,212)	32,808	(3,130)
Merger-related expense	—	189	1,664
Contract termination charge	—	2,689	—
Adjustments subtotal	(4,212)	38,026	6,534
Tax on Adjustments (3)	(821)	7,415	1,634
Tax impact of Wisconsin tax law change (3)	—	9,118	—
Adjusted net income (Non-GAAP)	$120,668	$101,245	$99,161
Diluted EPS:
Diluted EPS (GAAP)	$8.05	$4.08	$6.56
Adjusted Diluted EPS (Non-GAAP)	$7.83	$6.72	$6.90
Tangible assets:
Total assets	$8,796,795	$8,468,678	$8,763,969
Goodwill and other intangibles, net	388,140	394,366	402,438
Tangible assets	$8,408,655	$8,074,312	$8,361,531
Tangible common equity:
Stockholders’ equity (common)	$1,172,898	$1,039,007	$972,529
Goodwill and other intangibles, net	388,140	394,366	402,438
Tangible common equity	$784,758	$644,641	$570,091
Tangible average common equity:
Average stockholders’ equity (common)	$1,100,396	$979,366	$886,385
Average goodwill and other intangibles, net	391,343	398,106	361,471
Average tangible common equity	$709,053	$581,260	$524,914
Note: Numbers may not sum due to rounding.
(1) Provision expense for 2023 is attributable to the expected loss on a bank subordinated debt investment, and the provision expense for 2022 is attributable to the Day 2 allowance from an acquisition transaction.
(2) Includes the gains / (losses) on other assets and investments, as well as the impact of the March 2023 balance sheet repositioning which included the sale of $500 million (par value) U.S. Treasury held to maturity securities for a pre-tax loss of $38 million or an after-tax loss of $28 million, with the net proceeds used to reduce FHLB borrowings and the remainder held in investable cash.
(3) In July 2023, a new Wisconsin tax law change was signed which provided financial institutions with an exemption from state taxable income for interest, fees, and penalties earned on specific loans to existing Wisconsin-based business or agriculture purpose loans. The effective tax rate for periods prior to July 1, 2023,effective date of this tax law change, assumed an effective tax rate of 25%, and periods subsequent to the effective date assumed an effective tax rate of 19.5%.
INCOME STATEMENT ANALYSIS
Net Interest Income
Net interest income is the primary source of Nicolet’s revenue, and is the difference between interest income on earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and wholesale funding. Net interest income is directly impacted by the sensitivity of the balance sheet to changes in interest rates and by the amount, mix and composition of interest-earning assets and interest-bearing liabilities, including characteristics such as the fixed or variable nature of the financial instruments, contractual maturities, and repricing frequencies. Tax-equivalent net interest income is a non-GAAP measure, but is a preferred industry measurement of net interest income (and is used in calculating a net interest margin) as it enhances the comparability of net interest income arising from taxable and tax-exempt sources. Tables 2 and 3 present information to facilitate the review and discussion of selected average balance sheet items, tax-equivalent net interest income, interest rate spread, and net interest margin.

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	Years Ended December 31,
(in thousands)	2024			2023			2022
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$6,505,103	$393,551	6.05%	$6,233,623	$341,332	5.48%	$5,255,646	$243,819	4.64%
Investment securities:
Taxable	703,907	20,193	2.87%	863,864	18,182	2.10%	1,389,956	21,383	1.54%
Tax-exempt (2)	176,969	6,044	3.42%	243,241	7,960	3.27%	229,316	6,192	2.70%
Total investment securities	880,876	26,237	2.98%	1,107,105	26,142	2.36%	1,619,272	27,575	1.70%
Other interest-earning assets	397,905	20,562	5.17%	331,111	17,494	5.28%	232,531	4,437	1.91%
Total non-loan earning assets	1,278,781	46,799	3.66%	1,438,216	43,636	3.03%	1,851,803	32,012	1.73%
Total interest-earning assets	7,783,884	$440,350	5.66%	7,671,839	$384,968	5.02%	7,107,449	$275,831	3.88%
Other assets, net	760,535			735,723			730,246
Total assets	$8,544,419			$8,407,562			$7,837,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$763,097	$9,973	1.31%	$828,141	$9,891	1.19%	$875,530	$2,075	0.24%
Interest-bearing demand	880,823	14,931	1.70%	877,832	12,627	1.44%	999,700	4,382	0.44%
Money market accounts (“MMA”)	1,959,879	54,570	2.78%	1,868,867	49,937	2.67%	1,553,131	6,696	0.43%
Core time deposits	1,105,695	47,201	4.27%	842,586	27,218	3.23%	558,840	2,171	0.39%
Total interest-bearing core deposits	4,709,494	126,675	2.69%	4,417,426	99,673	2.26%	3,987,201	15,324	0.38%
Brokered deposits	750,499	34,899	4.65%	615,209	26,151	4.25%	490,871	6,428	1.31%
Total interest-bearing deposits	5,459,993	161,574	2.96%	5,032,635	125,824	2.50%	4,478,072	21,752	0.49%
Wholesale funding	162,612	8,726	5.37%	304,190	15,522	5.10%	298,852	12,205	4.08%
Total interest-bearing liabilities	5,622,605	170,300	3.03%	5,336,825	141,346	2.65%	4,776,924	33,957	0.71%
Noninterest-bearing demand deposits	1,755,045			2,054,792			2,135,852
Other liabilities	66,373			36,579			38,534
Stockholders’ equity	1,100,396			979,366			886,385
Total liabilities and stockholders’ equity	$8,544,419			$8,407,562			$7,837,695
Tax-equivalent net interest income and rate spread		$270,050	2.63%		$243,622	2.37%		$241,874	3.17%
Tax-equivalent adjustment and net free funds		1,985	0.84%		2,106	0.81%		1,913	0.23%
Net interest income and net interest margin		$268,065	3.47%		$241,516	3.18%		$239,961	3.40%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

(in thousands)	2024 Compared to 2023 Increase (Decrease) Due to Changes in			2023 Compared to 2022 Increase (Decrease) Due to Changes in
	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Total loans, including loan fees (2) (3)	$29,966	$22,253	$52,219	$49,407	$48,106	$97,513
Investment securities:
Taxable	(1,401)	3,412	2,011	(4,715)	1,514	(3,201)
Tax-exempt (3)	(2,250)	334	(1,916)	371	1,397	1,768
Total investment securities	(3,651)	3,746	95	(4,344)	2,911	(1,433)
Other interest-earning assets	3,653	(585)	3,068	1,428	11,629	13,057
Total non-loan earning assets	2	3,161	3,163	(2,916)	14,540	11,624
Total interest-earning assets	$29,968	$25,414	$55,382	$46,491	$62,646	$109,137
Interest-bearing liabilities
Savings	$(810)	$892	$82	$(118)	$7,934	$7,816
Interest-bearing demand	43	2,261	2,304	(596)	8,841	8,245
MMA	2,487	2,146	4,633	1,628	41,613	43,241
Core time deposits	9,845	10,138	19,983	1,625	23,422	25,047
Total interest-bearing core deposits	11,565	15,437	27,002	2,539	81,810	84,349
Brokered deposits	6,130	2,618	8,748	1,999	17,724	19,723
Total interest-bearing deposits	17,695	18,055	35,750	4,538	99,534	104,072
Wholesale funding	(9,401)	2,605	(6,796)	618	2,699	3,317
Total interest-bearing liabilities	8,294	20,660	28,954	5,156	102,233	107,389
Net interest income	$21,674	$4,754	$26,428	$41,335	$(39,587)	$1,748
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
Comparison of 2024 versus 2023
The Federal Reserve raised short-term interest rates a total of 425 bps during 2022, and additional increases totaling 100 bps were made during 2023, resulting in a Federal Funds range of 5.25% to 5.50% as of December 31, 2023. In contrast, the Federal Reserve decreased short-term interest rates a total of 100 bps during the second half of 2024, resulting in a Federal Funds range of 4.25% to 4.50% as of December 31, 2024.
Tax-equivalent net interest income was $270 million for 2024, an increase of $26 million (11%) over 2023. The increase in tax-equivalent net interest income was attributable to net favorable volumes (which added $22 million) and net favorable rates (which increased net interest income $5 million).
Average interest-earning assets increased to $7.8 billion for 2024, $112 million (1%) higher than 2023. Average loans increased $271 million (4%) to $6.5 billion, on solid organic loan growth. Average investment securities decreased $226 million largely from the first quarter 2023 balance sheet repositioning, while other interest-earning assets increased $67 million, mostly investable cash. As a result, the mix of average interest-earning assets shifted to 84% loans, 11% investment securities, and 5% other interest-earning assets (mostly cash) for 2024, compared to 81%, 15%, and 4%, respectively, for 2023.
Average interest-bearing liabilities were $5.6 billion for 2024, an increase of $286 million (5%) from 2023. Average interest-bearing core deposits increased $292 million and average brokered deposits grew $135 million, reflecting growth in higher cost deposit products and a shift in funding strategy. Wholesale funding decreased $142 million, mostly due to the repayment of FHLB borrowings as part of the first quarter 2023 balance sheet repositioning. The mix of average interest-bearing liabilities was 84% core deposits, 13% brokered deposits, and 3% other funding for 2024, compared to 83% core deposits, 11% brokered deposits, and 6% other funding in 2023.
The interest rate spread increased 26 bps between the years, as the repricing of liabilities slowed, while new and renewed loans continued to reprice in a higher interest rate environment. The interest-earning asset yield increased 64 bps to 5.66% for 2024, due to the changing mix of interest-earning assets (noted above), as well as the higher interest rate environment. The loan yield improved 57 bps to 6.05% for 2024, largely due to the repricing of new and renewed loans, while the yield on investment securities increased 62 bps to 2.98%. The cost of funds increased 38 bps to 3.03% for 2024, also reflecting the rising interest rate environment and the migration of customer deposits into higher rate deposit products. The contribution from net free funds increased 3 bps, mostly due to the higher value in the current interest rate environment. As a result, the net interest margin was 3.47% for 2024, up 29 bps compared to 3.18% for 2023.

Provision for Credit Losses
The provision for credit losses for 2024 was $3.9 million (comprised of $3.8 million related to the ACL-Loans and $0.1 million for the ACL on unfunded commitments). The 2023 provision for credit losses was $5.0 million (comprised of $2.7 million related to the ACL-Loans and $2.3 million for the ACL on securities AFS). Comparatively, the 2022 provision for credit losses of $11.5 million was largely due to the required Day 2 ACL increase of $8 million from the acquisition of Charter, as well as solid loan growth. Asset quality trends have been solid and net charge-offs were negligible for all years.
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

Noninterest Income
Table 4: Noninterest Income

(in thousands)	Years Ended December 31,			Change From Prior Year
	2024	2023	2022	$ Change 2024	% Change 2024	$ Change 2023	% Change 2023
Trust services fee income	$10,085	$8,614	$7,947	$1,471	17%	$667	8%
Brokerage fee income	17,367	15,133	12,923	2,234	15%	2,210	17%
Wealth management fee income	27,452	23,747	20,870	3,705	16%	2,877	14%
Mortgage income, net	10,177	7,164	8,497	3,013	42%	(1,333)	(16)%
Service charges on deposit accounts	7,184	5,976	6,104	1,208	20%	(128)	(2)%
Card interchange income	13,661	12,991	11,643	670	5%	1,348	12%
Bank owned life insurance (“BOLI”) income	5,448	4,524	3,818	924	20%	706	18%
Deferred compensation plan asset market valuations	1,198	1,937	(2,040)	(739)	(38)%	3,977	N/M
LSR income, net	4,405	4,425	(1,366)	(20)	—%	5,791	N/M
Other income	8,530	8,016	7,264	514	6%	752	10%
Noninterest income without net gains	78,055	68,780	54,790	9,275	13%	13,990	26%
Asset gains (losses), net	4,212	(32,808)	3,130	37,020	N/M	(35,938)	N/M
Total noninterest income	$82,267	$35,972	$57,920	$46,295	129%	$(21,948)	(38)%
N/M means not meaningful.
Comparison of 2024 versus 2023
Noninterest income was $82 million for 2024, an increase of $46 million from 2023, primarily due to the balance sheet repositioning in 2023 (which included the sale of $500 million (par value) U.S. Treasury held to maturity securities for a pre-tax loss of $38 million). Excluding net asset gains (losses), noninterest income for 2024 was $78 million, a $9 million (13%) increase over 2023. Notable contributions to the change in noninterest income were:
•Wealth management fee income was $27 million for 2024, up $4 million (16%) from 2023, on growth in accounts and assets under management.
•Mortgage income includes net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income was $10 million for 2024, up $3 million (42%) between the years, mostly due to higher secondary market volumes and the related gains on sales. See also “Off-Balance Sheet Arrangements, Lending-Related Commitments and Contractual Obligations” and Note 6, “Goodwill and Other Intangibles and Servicing Rights” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
•Service charges on deposit accounts were $7 million, up $1 million (20%) over 2023, on growth in both accounts and account analysis fees.
•Card interchange income grew $1 million (5%) to $14 million in 2024 largely due to higher volume and activity.
•BOLI income increased $1 million (20%) to $5 million for 2024, attributable to higher average balances from the $11.5 million new BOLI purchased in mid-2024 and improvements in BOLI assets linked to market performance.

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
•Other income grew $1 million to $9 million for 2024, and included increases in card incentives income and swap fees.
•Net asset gains of $4 million in 2024 were primarily attributable to gains of $2 million on the sale of available for sale securities and other investments, $1 million of favorable fair value marks on equity securities, and a $1 million gain on the early extinguishment on Nicolet subordinated notes. Net asset losses of $33 million in 2023 were primarily attributable to losses of $38 million on the sale of approximately $500 million (par value) U.S. Treasury held to maturity securities executed in early March as part of a balance sheet repositioning, as well as net losses of $3 million on the sale of certain available for sale securities, partly offset by a $9 million gain on the sale of Nicolet’s member interest in UFS, LLC. Additional information on the net gains is also included in Note 16, “Asset Gains (Losses), Net,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.

Noninterest Expense
Table 5: Noninterest Expense

($ in thousands)	Years Ended December 31,			Change From Prior Year
	2024	2023	2022	Change 2024	% Change 2024	Change 2023	% Change 2023
Personnel	$108,414	$99,109	$88,713	$9,305	9%	$10,396	12%
Occupancy, equipment and office	35,136	36,222	29,722	(1,086)	(3)%	6,500	22%
Business development and marketing	8,330	7,790	8,472	540	7%	(682)	(8)%
Data processing	17,754	19,892	14,518	(2,138)	(11)%	5,374	37%
Intangibles amortization	6,876	8,072	6,616	(1,196)	(15)%	1,456	22%
FDIC assessments	4,003	3,999	1,920	4	—%	2,079	108%
Merger-related expense	—	189	1,664	(189)	(100)%	(1,475)	(89)%
Other expense	10,840	10,593	9,019	247	2%	1,574	17%
Total noninterest expense	$191,353	$185,866	$160,644	$5,487	3%	$25,222	16%
Non-personnel expenses	$82,939	$86,757	$71,931	$(3,818)	(4)%	$14,826	21%
Average full-time equivalent employees	955	953	881	2	—%	72	8%
Comparison of 2024 versus 2023
Noninterest expense was $191 million, an increase of $5 million (3%) over 2023. Personnel costs increased $9 million (9%), while non-personnel expenses combined decreased $4 million (4%) from 2023. Notable contributions to the change in noninterest expense were:
•Personnel expense was $108 million for 2024, an increase of $9 million (9%) over 2023. Salary expense increased $3 million (5%) over 2023, reflecting merit increases between the years, while incentive compensation increased $5 million over 2023, commensurate with current year earnings. Fringe benefits increased $1 million (5%) over 2023. Personnel expense was also impacted by the change in the fair value of the NQDC plan liabilities. See also “Noninterest Income” for the offsetting fair value change to the NQDC plan assets and Note 10, “Employee and Director Benefit Plans” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for additional information on the NQDC plan.
•Occupancy, equipment and office expense was $35 million for 2024, down $1 million (3%) from 2023, due to lower occupancy expense and timing of supply purchases.
•Business development and marketing expense was $8 million for 2024, up $1 million (7%) from 2023, on higher marketing (due to donations to support capital campaigns within our communities).
•Data processing expense was $18 million for 2024, down $2 million (11%) from 2023, mostly due to a $3 million early contract termination charge incurred in 2023.
•Intangible amortization decreased $1 million (15%) between the years, due to lower amortization from the aging intangibles.
Income Taxes
Income tax expense was $31 million (effective tax rate of 20.0%) for 2024, compared to $25 million (effective tax rate of 29.0%) for 2023. The change in income tax was mostly due to higher pretax earnings in 2024, as well as the $9 million charge to income tax expense during 2023 to establish a tax valuation allowance related to the Wisconsin tax law change noted in the “Overview” section.

The accounting for income taxes requires deferred income taxes to be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. This analysis involves the use of estimates and assumptions concerning accounting pronouncements and federal and state tax codes; therefore, income taxes are considered a critical accounting estimate. The Company had a $16 million valuation allowance at December 31, 2024, compared to a valuation allowance of $9 million at December 31, 2023. Additional information on the subjectivity of income taxes is discussed further under “Critical Accounting Estimates-Income Taxes.” The Company’s income taxes accounting policy is described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures relative to income taxes are included in Note 13, “Income Taxes” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
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
Table 6: Period End Loan Composition

	December 31, 2024		December 31, 2023		December 31, 2022
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,319,763	20%	$1,284,009	20%	$1,304,819	21%
Owner-occupied CRE	940,367	14%	956,594	15%	954,599	15%
Agricultural	1,322,038	20%	1,161,531	18%	1,088,607	18%
Commercial	3,582,168	54%	3,402,134	53%	3,348,025	54%
CRE investment	1,221,826	18%	1,142,251	18%	1,149,949	19%
Construction & land development	239,694	4%	310,110	5%	318,600	5%
Commercial real estate	1,461,520	22%	1,452,361	23%	1,468,549	24%
Commercial-based loans	5,043,688	76%	4,854,495	76%	4,816,574	78%
Residential construction	96,110	1%	75,726	1%	114,392	2%
Residential first mortgage	1,196,158	18%	1,167,109	19%	1,016,935	16%
Residential junior mortgage	234,634	4%	200,884	3%	177,332	3%
Residential real estate	1,526,902	23%	1,443,719	23%	1,308,659	21%
Retail & other	55,994	1%	55,728	1%	55,266	1%
Retail-based loans	1,582,896	24%	1,499,447	24%	1,363,925	22%
Total loans	$6,626,584	100%	$6,353,942	100%	$6,180,499	100%
As noted in Table 6 above, the loan portfolio at December 31, 2024 was 76% commercial-based and 24% retail-based, unchanged from December 31, 2023, with a slight shift in the underlying mix of each. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Total loans were $6.6 billion at December 31, 2024, an increase of $273 million (4%), compared to total loans of $6.4 billion at December 31, 2023, with growth in agricultural, commercial and industrial, and residential real estate loans. At December 31, 2024, agricultural and commercial and industrial loans represented the largest segments of Nicolet’s loan portfolio, with each at 20% of the total loan portfolio. The next largest segments were CRE investment and residential first mortgage, with each representing 18% of the total loan portfolio. The loan portfolio is widely diversified and included the following industries:

manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, hospitality, retail, service, and businesses supporting the general building industry. The following chart provides the distribution of our commercial loan portfolio at December 31, 2024.

Commercial Loan Portfolio by Industry Type (based on NAICS codes)

All Other
14%
Real Estate and Rental and Leasing
28%
Wholesale Trade
4%
Health Care and
Social Assistance
4%
Agriculture Production
Other
4%
Retail Trade
5%
Construction
6%
Accommodation and
Food Services
7%
Manufacturing
8%
Dairy Cattle and
Milk Production
20%

Table 7: Loan Maturity Distribution
The following table presents the maturity distribution of the loan portfolio at December 31, 2024.

(in thousands)	Loan Maturity
	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$541,948	$665,448	$105,773	$6,594	$1,319,763
Owner-occupied CRE	197,945	580,072	130,746	31,604	940,367
Agricultural	505,889	461,631	320,859	33,659	1,322,038
CRE investment	229,552	788,954	179,186	24,134	1,221,826
Construction & land development	72,310	115,708	39,740	11,936	239,694
Residential construction *	78,891	5,589	716	10,914	96,110
Residential first mortgage	72,428	229,325	156,481	737,924	1,196,158
Residential junior mortgage	27,138	14,438	35,233	157,825	234,634
Retail & other	33,413	10,260	7,953	4,368	55,994
Total loans	$1,759,514	$2,871,425	$976,687	$1,018,958	$6,626,584
Percent by maturity distribution	27%	43%	15%	15%	100%
Fixed rate loans:
Commercial & industrial	$106,404	$517,875	$39,178	$3,164	$666,621
Owner-occupied CRE	177,861	526,247	50,982	6,511	761,601
Agricultural	267,721	403,498	282,242	26,091	979,552
CRE investment	187,832	666,184	93,940	134	948,090
Construction & land development	26,255	88,027	12,117	435	126,834
Residential construction *	58,448	5,319	570	5,969	70,306
Residential first mortgage	67,799	216,816	118,951	289,885	693,451
Residential junior mortgage	3,263	6,578	4,692	297	14,830
Retail & other	2,213	9,944	7,361	3,758	23,276
Total fixed rate loans	$897,796	$2,440,488	$610,033	$336,244	$4,284,561
Floating rate loans:
Commercial & industrial	$435,544	$147,573	$66,595	$3,430	$653,142
Owner-occupied CRE	20,084	53,825	79,764	25,093	178,766
Agricultural	238,168	58,133	38,617	7,568	342,486
CRE investment	41,720	122,770	85,246	24,000	273,736
Construction & land development	46,055	27,681	27,623	11,501	112,860
Residential construction *	20,443	270	146	4,945	25,804
Residential first mortgage	4,629	12,509	37,530	448,039	502,707
Residential junior mortgage	23,875	7,860	30,541	157,528	219,804
Retail & other	31,200	316	592	610	32,718
Total floating rate loans	$861,718	$430,937	$366,654	$682,714	$2,342,023
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
At December 31, 2024, the ACL-Loans was $66 million (representing 1.00% of period end loans) compared to $64 million (representing 1.00% of period end loans) at December 31, 2023. The increase in the ACL-Loans during both 2024 and 2023 was due to solid organic loan growth. Net charge-offs remain negligible. The components of the ACL-Loans are detailed further in Tables 8 and 9 below.

Table 8: Allowance for Credit Losses - Loans

(in thousands)	Years Ended December 31,
	2024	2023	2022
Allowance for credit losses - loans:
Beginning balance	$63,610	$61,829	$49,672
ACL on PCD loans acquired	—	—	1,937
Net charge-offs:
Commercial & industrial	(867)	80	(86)
Owner-occupied CRE	124	(526)	(555)
Agricultural	—	(63)	—
CRE investment	—	—	169
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	33	(2)	(57)
Residential junior mortgage	9	(95)	1
Retail & other	(337)	(263)	(202)
Total net charge-offs	(1,038)	(869)	(730)
Provision for credit losses	3,750	2,650	10,950
Ending balance of ACL-Loans	$66,322	$63,610	$61,829
Ratio of net charge-offs to average loans by loan composition:
Commercial & industrial	0.06%	(0.01)%	0.01%
Owner-occupied CRE	(0.01)%	0.05%	0.06%
Agricultural	—%	0.01%	—%
CRE investment	—%	—%	(0.02)%
Construction & land development	—%	—%	—%
Residential construction	—%	—%	—%
Residential first mortgage	—%	—%	0.01%
Residential junior mortgage	—%	0.05%	—%
Retail & other	0.60%	0.48%	0.38%
Total net charge-offs to average loans	0.02%	0.01%	0.01%
The allocation of the ACL-Loans by loan category for each of the past three years is shown in Table 9. The largest portions of the ACL-Loans were allocated to commercial & industrial loans and CRE investment loans, representing 24%, and 22%, respectively, of the ACL-Loans at December 31, 2024. In comparison, the largest portions of the ACL-Loans were allocated to commercial & industrial loans, agricultural, and CRE investment loans, representing 24%, 20%, and 20%, respectively, of the ACL-Loans at December 31, 2023. This change in allocated ACL-Loans was attributable to changes in current and forecasted risk trends within loan categories, as well as changes in loan portfolio composition.
Table 9: Allocation of the Allowance for Credit Losses - Loans

	December 31, 2024			December 31, 2023			December 31, 2022
(in thousands)	Allocated Allowance	% of Loan Portfolio	ACL Category as a % of Total ACL	Allocated Allowance	% of Loan Portfolio	ACL Category as a % of Total ACL	Allocated Allowance	% of Loan Portfolio	ACL Category as a % of Total ACL
Commercial & industrial	$16,147	20%	24%	$15,225	20%	24%	$16,350	21%	26%
Owner-occupied CRE	5,362	14%	8%	9,082	15%	14%	9,138	15%	15%
Agricultural	9,957	20%	15%	12,629	18%	20%	9,762	18%	16%
CRE investment	14,616	18%	22%	12,693	18%	20%	12,744	19%	21%
Construction & land development	2,658	4%	4%	2,440	5%	4%	2,572	5%	4%
Residential construction	1,234	1%	2%	916	1%	—%	1,412	2%	2%
Residential first mortgage	12,590	18%	19%	7,320	19%	12%	6,976	16%	11%
Residential junior mortgage	2,827	4%	4%	2,098	3%	4%	1,846	3%	3%
Retail & other	931	1%	2%	1,207	1%	2%	1,029	1%	2%
Total ACL-Loans	$66,322	100%	100%	$63,610	100%	100%	$61,829	100%	100%
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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned. At December 31, 2024, nonperforming assets were $29 million and represented 0.33% of total assets, compared to $28 million or 0.33% of total assets at December 31, 2023.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $68 million at both December 31, 2024 and 2023, respectively. Potential problem loans require heightened management review given the pace at which a credit may deteriorate, the potential duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate values.
Table 10: Nonperforming Assets

(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Nonperforming loans:
Commercial & industrial	$8,534	$4,046	$3,328
Owner-occupied CRE	4,547	4,399	5,647
Agricultural	9,969	12,185	20,416
CRE investment	1,688	1,453	3,832
Construction & land development	—	161	771
Residential construction	—	—	—
Residential first mortgage	3,370	4,059	3,780
Residential junior mortgage	185	150	224
Retail & other	126	172	82
Total nonaccrual loans	28,419	26,625	38,080
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$28,419	$26,625	$38,080
OREO:
Commercial real estate owned	$80	$305	$628
Residential real estate owned	16	154	—
Bank property real estate owned	597	808	1,347
Total OREO	693	1,267	1,975
Total nonperforming assets (NPAs)	$29,112	$27,892	$40,055
Nonaccrual loans (included above) covered by guarantees	$7,463	$5,785	$5,459
Ratios:
Nonperforming loans to total loans	0.43%	0.42%	0.62%
NPAs to total loans plus OREO	0.44%	0.44%	0.65%
NPAs to total assets	0.33%	0.33%	0.46%
ACL-Loans to nonperforming loans	233%	239%	162%
ACL-Loans to total loans	1.00%	1.00%	1.00%
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

At December 31, 2024, the investment securities portfolio totaled $806 million (representing 9% of total assets), compared to investment securities of $803 million (representing 9% of total assets) at December 31, 2023, all classified as securities AFS. The investment securities portfolio increased slightly from December 31, 2023, and included a shift in mix, from corporate debt securities and state, county, and municipals to mortgage-backed securities. The fair value of the total securities AFS portfolio was an unrealized loss of $66 million at December 31, 2024, compared to an unrealized loss of $73 million at December 31, 2023.
Nicolet also had other investments of $61 million and $58 million at December 31, 2024 and 2023, respectively, consisting of capital stock in the Federal Reserve and the Federal Home Loan Bank (“FHLB”) (required as members of the Federal Reserve Bank System and the FHLB System), equity securities with readily determinable fair values, and to a lesser degree equity investments in other private companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus not liquid, have no ready market or quoted market value, and are carried at cost. The private company equity investments have no quoted market prices, and are carried at cost less impairment charges, if any. The other investments are evaluated periodically for impairment, considering financial condition and other available relevant information.
Table 11: Investment Securities Portfolio Maturity Distribution (1)

Securities AFS at December 31, 2024	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- backed Securities		Total Amortized Cost		Total Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury securities	$—	—%	$15,795	2.6%	$—	—%	$—	—%	$—	—%	$15,795	2.6%	$14,028
U.S. government agency securities	40	2.8%	1,954	5.5%	3,297	9.0%	272	9.1%	—	—%	5,563	7.7%	5,520
State, county and municipals	16,129	2.7%	119,743	2.3%	91,712	2.8%	83,347	3.7%	—	—%	310,931	2.9%	284,703
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	455,386	3.2%	455,386	3.2%	421,953
Corporate debt securities	707	7.7%	8,995	3.8%	65,747	4.7%	9,734	5.7%	—	—%	85,183	4.8%	80,211
Total amortized cost	$16,876	3.2%	$146,487	2.5%	$160,756	3.7%	$93,353	3.9%	$455,386	2.8%	$872,858	3.2%	$806,415
Total fair value	$16,778		$135,348		$146,277		$86,059		$421,953				$806,415
	2%		17%		18%		11%		52%				100%
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
Table 12: Period End Deposit Composition

(in thousands)	December 31, 2024		December 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,791,228	24%	$1,958,709	27%	$2,361,816	33%
Interest-bearing demand	1,168,560	16%	1,055,520	15%	1,279,850	18%
Money market	1,942,367	26%	1,891,287	26%	1,707,619	24%
Savings	774,707	11%	768,401	11%	931,417	13%
Time	1,726,822	23%	1,523,883	21%	898,219	12%
Total deposits	$7,403,684	100%	$7,197,800	100%	$7,178,921	100%
Brokered transaction accounts	$163,580	2%	$166,861	2%	$252,829	3%
Brokered time deposits	586,852	8%	448,582	6%	339,066	5%
Total brokered deposits	$750,432	10%	$615,443	8%	$591,895	8%
Customer transaction accounts	$5,513,282	75%	$5,507,056	77%	$6,027,873	84%
Customer time deposits	1,139,970	15%	1,075,301	15%	559,153	8%
Total customer deposits (core)	$6,653,252	90%	$6,582,357	92%	$6,587,026	92%

Total deposits were $7.4 billion at December 31, 2024, a $206 million (3%) increase over year-end 2023, with growth in money market and time deposits, partly offset by lower noninterest-bearing demand deposits. In addition, deposits continue to migrate to higher rate deposit products, and there has been a targeted shift to brokered funding to support loan growth.
On average, deposits grew $128 million (2%) between 2024 and 2023 (as detailed in Table 2), primarily in brokered funding. Average customer deposits (core) decreased $8 million, while average brokered deposits increased $135 million (22%) over the prior year.
At December 31, 2024, Nicolet had $325 million of time deposits that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. The following table provides information on the maturity distribution of those time deposits, including the portion of those time deposits in excess of the FDIC insurance limits (over $250,000) as of December 31, 2024.
Table 13: Maturity Distribution of Uninsured Time Deposits

(in thousands)	Time Deposits Over FDIC Insurance Limits	Portion of Time Deposits in Excess of FDIC Insurance Limits
3 months or less	$63,169	$31,420
Over 3 months through 6 months	103,186	52,936
Over 6 months through 12 months	136,715	76,465
Over 12 months	21,936	10,436
Total	$325,006	$171,257
Estimated total uninsured deposits were $2.2 billion (representing 30% of total deposits) and $2.1 billion (representing 29% of total deposits) as of December 31, 2024 and 2023, respectively.
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
There were no short-term borrowings outstanding at either December 31, 2024 or December 31, 2023. Long-term borrowings were $161 million and $167 million at December 31, 2024 and 2023, respectively. See Note 9, “Short and Long-Term Borrowings,” of the Notes to Consolidated Financial Statements under Part II, Item 8 for additional disclosures and see section “Liquidity Management,” for information on available funding sources at December 31, 2024.
RISK MANAGEMENT AND CAPITAL
Liquidity Management
Liquidity management refers to the ability to ensure that adequate liquid funds are available to meet the current and future cash flow obligations arising in the daily operations of the Company. These cash flow obligations include the ability to meet the commitments to borrowers for extensions of credit, accommodate deposit cycles and trends, fund capital expenditures, pay dividends to stockholders (if any), and satisfy other operating expenses. The Company’s most liquid assets are cash and due from banks and interest-earning deposits, which totaled $536 million and $491 million at December 31, 2024 and 2023, respectively. Balances of these liquid assets are dependent on our operating, investing, and financing activities during any given period.
The $45 million increase in cash and cash equivalents since year-end 2023 included $134 million net cash provided by operating activities (mostly earnings) and $199 million net cash provided by financing activities (mostly deposit growth), partially offset by $288 million net cash used in investing activities (mostly loan growth). As of December 31, 2024, management believed that adequate liquidity existed to meet all projected cash flow obligations.
Nicolet’s primary sources of funds include the core deposit base, repayment and maturity of loans, investment securities calls, maturities, and sales, and procurement of brokered deposits or other wholesale funding. At December 31, 2024, approximately 44% of the investment securities portfolio was pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Liquidity sources available to the Company at December 31, 2024, are presented in Table 14 below.

Table 14: Liquidity Sources

(in millions)	December 31, 2024
Fed Funds Lines	$175
Brokered Capacity	1,100
Total Uncollateralized Lines	1,275
FHLB Borrowing Availability (1)	629
Fed Discount Window	11
Total Collateralized Lines	640
Total Liquidity Funding Availability	$1,915
(1) Excludes outstanding FHLB borrowings of $5 million at December 31, 2024.
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, debt service requirements and, when opportune, for common stock repurchases or investment in other strategic actions such as mergers or acquisitions. At December 31, 2024, the Parent Company had $189 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds, as more fully described in “Business—Regulation of the Bank – Payment of Dividends” under Part I, Item 1, and in Note 17, “Regulatory Capital Requirements,” in the Notes to the Consolidated Financial Statements under Part II, Item 8. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.
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
Asset-liability management policies establish guidelines for acceptable limits on the sensitivity to changes in interest rates on earnings and market value of assets and liabilities. Such policies are set and monitored by management and the Board Asset and Liability Committee.
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
Among other scenarios, Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned above and reflect the current interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at December 31, 2024 and 2023, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 15 below. The results were in compliance with Nicolet’s policy guidelines.
Table 15: Interest Rate Sensitivity

	December 31, 2024	December 31, 2023
200 bps decrease in interest rates	(2.5)%	(1.1)%
100 bps decrease in interest rates	(1.3)%	(0.6)%
100 bps increase in interest rates	1.3%	0.6%
200 bps increase in interest rates	2.6%	1.2%

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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At December 31, 2024, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in strategic growth. For a discussion of the regulatory restrictions applicable to the Company and the Bank, see section “Business-Regulation of Nicolet” and “Business-Regulation of the Bank,” included within Part I, Item 1. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in Table 16.
Table 16: Capital

($ in thousands)	December 31, 2024	December 31, 2023
Company Stock Repurchases: *
Common stock repurchased during the year (dollars)	$10,134	$1,519
Common stock repurchased during the year (shares)	92,440	26,853
Company Risk-Based Capital:
Total risk-based capital	$1,062,458	$930,804
Tier 1 risk-based capital	882,056	750,811
Common equity Tier 1 capital	842,453	712,040
Total capital ratio	14.3%	13.0%
Tier 1 capital ratio	11.9%	10.5%
Common equity tier 1 capital ratio	11.4%	9.9%
Tier 1 leverage ratio	10.5%	9.2%
Bank Risk-Based Capital:
Total risk-based capital	$864,090	$827,341
Tier 1 risk-based capital	798,691	768,726
Common equity Tier 1 capital	798,691	768,726
Total capital ratio	11.7%	11.5%
Tier 1 capital ratio	10.8%	10.7%
Common equity tier 1 capital ratio	10.8%	10.7%
Tier 1 leverage ratio	9.5%	9.4%
* Reflects only the common stock repurchased under board of director authorizations.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities, dividends, or repayment of equity-equivalent debt) in light of strategic plans. Through an ongoing repurchase program, the Board has authorized the repurchase of Nicolet’s common stock as an alternative use of capital. At December 31, 2024, there remained $36 million authorized under this repurchase program, as modified, to be utilized from time to time to repurchase shares in the open market, through block transactions or in private transactions.
Off-Balance Sheet Arrangements, Lending-Related Commitments and Contractual Obligations
Nicolet is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2024, interest rate lock commitments to originate residential mortgage loans held for sale of $13 million (included in the commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale of $12 million are considered derivative instruments. Further information and discussion of these commitments is included in Note 14, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, under Part II, Item 8.
The table below outlines the principal amounts and timing of Nicolet’s contractual obligations. The amounts presented below exclude amounts due for interest, if applicable, and include any unamortized premiums / discounts or other similar carrying value adjustments. As of December 31, 2024, Nicolet had the following contractual obligations. Further discussion of the nature of each obligation is included in the referenced note of the Notes to Consolidated Financial Statements, under Part II, Item 8.
Table 17: Contractual Obligations

(in thousands)	Note	Maturity by Years
	Reference	Total	1 or less	1-3	3-5	Over 5
Time deposits	8	$1,726,822	$1,285,671	$248,972	$192,141	$38
Long-term borrowings	9	161,387	5,000	—	—	156,387
Operating leases	5	9,562	2,233	4,034	2,188	1,107
Total long-term contractual obligations		$1,897,771	$1,292,904	$253,006	$194,329	$157,532
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, assumptions or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on historical experience, current information, and other factors deemed to be relevant; accordingly, as this information changes, actual results could differ from those estimates. Nicolet considers accounting estimates to be critical to reported financial results if the accounting estimate requires management to make assumptions about matters that are highly uncertain and different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the financial statements. The accounting estimates we consider to be critical include the determination of the allowance for credit losses and income taxes. In addition to the discussion that follows, the accounting policies related to these critical estimates are included in Note 1, “Nature of Business and Significant Accounting Policies,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
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
The allowance methodology applied by Nicolet is designed to assess the appropriateness of the ACL-Loans and includes allocations for individually evaluated credit-deteriorated loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative and environmental factors. The methodology includes evaluation and consideration of several factors, including but not limited to: management’s ongoing review and grading of the loan portfolio, evaluation of facts and issues related to specific loans, consideration of historical loan loss and delinquency experience on each portfolio segment, trends in past due and nonaccrual loans, the risk characteristics of specific loans or various loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, the fair value of underlying collateral, existing economic conditions, and other qualitative and quantitative factors which could affect expected credit losses. In addition, the model considers reasonable and supportable economic forecasts to assess the collectability of future cash flows. While management uses the best information available to make its evaluation, future adjustments to the ACL-Loans may be necessary if there are significant changes in economic conditions (both current and forecast) or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ACL-Loans is made for analytical purposes and is not necessarily indicative of the trend of future credit losses in any particular loan category. The ACL-Loans is available to absorb losses from any segment of the loan portfolio. Management believes the ACL-Loans is appropriate at December 31, 2024. The allowance analysis is reviewed by the Board on a quarterly basis in compliance with regulatory requirements.
Consolidated net income and stockholders’ equity could be affected if management’s estimate of the ACL-Loans necessary to cover expected credit losses is subsequently materially different, requiring a change in the level of provision for credit losses to be recorded. While management uses currently available information to recognize expected credit losses on loans, future adjustments to the ACL-Loans may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flows, and changes in economic conditions or forecasts that affect Nicolet’s customers. As an integral part of their examination process, federal regulatory agencies also review the ACL-Loans. Such agencies may require additions to the ACL-Loans or may require that certain loan balances be charged-off or downgraded into classified loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examination.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NICOLET BANKSHARES, INC. Consolidated Balance Sheets
(In thousands, except share and per share data)	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$115,943	$129,898
Interest-earning deposits	420,104	361,533
Cash and cash equivalents	536,047	491,431
Certificates of deposit in other banks	980	6,374
Securities available for sale (“AFS”), at fair value	806,415	802,573
Other investments	61,145	57,560
Loans held for sale	7,637	4,160
Loans	6,626,584	6,353,942
Allowance for credit losses - loans (“ACL-Loans”)	(66,322)	(63,610)
Loans, net	6,560,262	6,290,332
Premises and equipment, net	126,979	118,756
Bank owned life insurance (“BOLI”)	186,448	169,392
Goodwill and other intangibles, net	388,140	394,366
Accrued interest receivable and other assets	122,742	133,734
Total assets	$8,796,795	$8,468,678

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$1,791,228	$1,958,709
Interest-bearing deposits	5,612,456	5,239,091
Total deposits	7,403,684	7,197,800
Long-term borrowings	161,387	166,930
Accrued interest payable and other liabilities	58,826	64,941
Total liabilities	7,623,897	7,429,671
Stockholders’ Equity:
Common stock	154	149
Additional paid-in capital	655,540	633,770
Retained earnings	565,772	458,261
Accumulated other comprehensive income (loss)	(48,568)	(53,173)
Total stockholders’ equity	1,172,898	1,039,007
Total liabilities and stockholders’ equity	$8,796,795	$8,468,678

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	15,356,785	14,894,209
Common shares issued	15,450,298	14,951,367

 See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Income	Years Ended December 31,
(In thousands, except share and per share data)	2024	2023	2022
Interest income:
Loans, including loan fees	$393,052	$341,155	$243,680
Investment securities:
Taxable	20,193	18,182	21,383
Tax-exempt	4,558	6,031	4,418
Other interest income	20,562	17,494	4,437
Total interest income	438,365	382,862	273,918
Interest expense:
Deposits	161,574	125,824	21,752
Short-term borrowings	2	4,794	3,246
Long-term borrowings	8,724	10,728	8,959
Total interest expense	170,300	141,346	33,957
Net interest income	268,065	241,516	239,961
Provision for credit losses	3,850	4,990	11,500
Net interest income after provision for credit losses	264,215	236,526	228,461
Noninterest income:
Wealth management fee income	27,452	23,747	20,870
Mortgage income, net	10,177	7,164	8,497
Service charges on deposit accounts	7,184	5,976	6,104
Card interchange income	13,661	12,991	11,643
BOLI income	5,448	4,524	3,818
Deferred compensation plan asset market valuations	1,198	1,937	(2,040)
LSR income, net	4,405	4,425	(1,366)
Asset gains (losses), net	4,212	(32,808)	3,130
Other income	8,530	8,016	7,264
Total noninterest income	82,267	35,972	57,920
Noninterest expense:
Personnel	108,414	99,109	88,713
Occupancy, equipment and office	35,136	36,222	29,722
Business development and marketing	8,330	7,790	8,472
Data processing	17,754	19,892	14,518
Intangibles amortization	6,876	8,072	6,616
FDIC assessments	4,003	3,999	1,920
Merger-related expense	—	189	1,664
Other expense	10,840	10,593	9,019
Total noninterest expense	191,353	185,866	160,644
Income before income tax expense	155,129	86,632	125,737
Income tax expense	31,070	25,116	31,477
Net income	$124,059	$61,516	$94,260
Earnings per common share:
Basic	$8.24	$4.17	$6.78
Diluted	$8.05	$4.08	$6.56
Weighted average common shares outstanding:
Basic	15,049,225	14,742,675	13,909,299
Diluted	15,415,822	15,070,579	14,374,931

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Comprehensive Income	Years Ended December 31,
(In thousands)	2024	2023	2022
Net income	$124,059	$61,516	$94,260
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	7,139	23,233	(83,219)
Net realized (gains) losses included in income	(968)	3,313	244
Reclassification adjustment for securities transferred from held to maturity to available for sale	—	(20,434)	—
Income tax (expense) benefit	(1,566)	(1,815)	22,403
Total other comprehensive income (loss), net of tax	4,605	4,297	(60,572)
Comprehensive income (loss)	$128,664	$65,813	$33,688

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2021	$140	$575,045	$313,604	$3,102	$891,891
Comprehensive income:
Net income	—	—	94,260	—	94,260
Other comprehensive income (loss)	—	—	—	(60,572)	(60,572)
Stock-based compensation expense	—	7,016	—	—	7,016
Exercise of stock options, net	1	2,530	—	—	2,531
Issuance of common stock in Charter acquisition	13	98,136	—	—	98,149
Issuance of common stock	—	751	—	—	751
Purchase and retirement of common stock	(7)	(61,490)	—	—	(61,497)
Balances at December 31, 2022	$147	$621,988	$407,864	$(57,470)	$972,529
Comprehensive income:
Net income	—	—	61,516	—	61,516
Other comprehensive income (loss)	—	—	—	4,297	4,297
Stock-based compensation expense	—	6,438	—	—	6,438
Cash dividends on common stock, $0.75 per share	—	—	(11,119)	—	(11,119)
Exercise of stock options, net	3	6,020	—	—	6,023
Issuance of common stock	—	844	—	—	844
Purchase and retirement of common stock	(1)	(1,520)	—	—	(1,521)
Balances at December 31, 2023	$149	$633,770	$458,261	$(53,173)	$1,039,007
Comprehensive income:
Net income	—	—	124,059	—	124,059
Other comprehensive income (loss)	—	—	—	4,605	4,605
Stock-based compensation expense	—	6,635	—	—	6,635
Cash dividends on common stock, $1.09 per share	—	—	(16,548)	—	(16,548)
Exercise of stock options, net	6	24,686	—	—	24,692
Issuance of common stock	—	585	—	—	585
Purchase and retirement of common stock	(1)	(10,136)	—	—	(10,137)
Balances at December 31, 2024	$154	$655,540	$565,772	$(48,568)	$1,172,898

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Cash Flows	Years Ended December 31,
(In thousands)	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$124,059	$61,516	$94,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	16,952	18,403	21,930
Provision for credit losses	3,850	4,990	11,500
Provision for deferred taxes	7,382	3,027	(12,907)
Increase in cash surrender value of life insurance	(5,448)	(4,411)	(3,701)
Stock-based compensation expense	6,635	6,438	7,016
Assets (gains) losses, net	(4,212)	32,808	(3,130)
Gain on sale of loans held for sale, net	(8,030)	(4,546)	(4,888)
Proceeds from sale of loans held for sale	253,121	147,906	208,296
Origination of loans held for sale	(251,318)	(147,578)	(200,770)
Net change in accrued interest receivable and other assets	(3,027)	(5,343)	73
Net change in accrued interest payable and other liabilities	(6,215)	(5,236)	(283)
Net cash provided by (used in) operating activities	133,749	107,974	117,396
Cash Flows From Investing Activities:
Net (increase) decrease in certificates of deposit in other banks	5,394	6,144	9,411
Purchases of securities AFS	(110,336)	(59,734)	(8,623)
Purchases of securities HTM	—	—	(56,479)
Proceeds from sales of securities AFS	4,987	65,749	28,438
Proceeds from sales of securities HTM	—	460,051	—
Proceeds from calls, paydowns, and maturities of securities AFS	105,831	285,407	104,063
Proceeds from calls, paydowns, and maturities of securities HTM	—	2,915	28,306
Net (increase) decrease in loans	(267,748)	(168,801)	(731,904)
Purchases of other investments	(1,316)	(13,465)	(24,999)
Proceeds from sales of other investments	2,734	18,941	13,138
Net (increase) decrease in premises and equipment	(16,520)	(18,202)	(12,234)
Net (increase) decrease in other real estate	37	12,151	13,150
Purchase of BOLI	(11,500)	—	—
Proceeds from redemption of BOLI	—	306	1,757
Net cash (paid) received in branch sale	—	—	147,833
Net cash (paid) received in business combination	—	—	(28,221)
Net cash provided by (used in) investing activities	(288,437)	591,462	(516,364)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	205,884	19,045	(147,520)
Net increase (decrease) in short-term borrowings	—	(317,000)	184,134
Repayments of long-term borrowings	(5,172)	(59,000)	(20,000)
Purchase and retirement of common stock	(10,137)	(1,521)	(61,497)
Cash dividends paid on common stock	(16,548)	(11,119)	—
Proceeds from issuance of common stock, net	585	844	751
Proceeds from exercise of stock options	24,692	6,023	2,531
Net cash provided by (used in) financing activities	199,304	(362,728)	(41,601)
Net increase (decrease) in cash and cash equivalents	44,616	336,708	(440,569)
Beginning cash and cash equivalents	491,431	154,723	595,292
Ending cash and cash equivalents *	$536,047	$491,431	$154,723
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$170,291	$138,012	$37,433
Cash paid for taxes	25,323	23,015	33,560
Transfer of securities from HTM to AFS	—	178,391	—
Transfer of loans and bank premises to other real estate owned	125	985	612
Capitalized mortgage servicing rights	2,750	1,540	2,327
Acquisitions:
Fair value of assets acquired	$—	$—	$1,121,000
Fair value of liabilities assumed	—	—	1,034,000
Net assets acquired	$—	$—	$87,000
Common stock issued in acquisitions	$—	$—	$98,149
* Cash and cash equivalents at December 31, 2024, December 31, 2023, and December 31, 2022, did not include any restricted cash.
See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Banking Activities and Subsidiaries: Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) was incorporated on April 5, 2000, to serve as the holding company and sole shareholder of Nicolet National Bank (the “Bank”). The Bank opened for business on November 1, 2000. Since its opening in late 2000, Nicolet has supplemented its organic growth with several acquisition transactions.

At December 31, 2024, the Company had three wholly owned subsidiaries, the Bank, Nicolet Advisory Services, LLC (“Nicolet Advisory”), and Nicolet Insurance Services, LLC (“Nicolet Insurance”). The consolidated income of the Company is derived principally from the Bank, which provides loan (primarily commercial and agricultural-based loans, as well as residential and consumer loans) and deposit products (including other banking- and deposit-related products and services, such as ATMs, safe deposit boxes, check cashing, wires, and debit cards) to businesses, consumers and municipalities principally in its trade area of Wisconsin, Michigan and Minnesota, trust services, brokerage services (delivered through the Bank and Nicolet Advisory), and the support to deliver, fund and manage all such banking and wealth management services to its customer base.

At December 31, 2024, the Bank wholly owns an investment subsidiary based in Nevada and an entity that owns the building in which Nicolet is headquartered. Nicolet Advisory is a registered investment advisor subsidiary that provides brokerage and investment advisory services to customers. Nicolet Insurance, acquired in 2021, was formed to facilitate the delivery of a crop insurance product associated with Nicolet’s agricultural lending.

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

Operating Segment: The Bank represents the primary operating segment (as discussed above). While the chief operating decision maker monitors the revenue streams of the various products and services, and evaluates costs, balance sheet positions and quality, all such products, services and activities are directly or indirectly related to the business of community banking, with no regular, formal or material segment delineations. Operations are managed and financial performance is evaluated on a company-wide basis, and accordingly, all the financial service operations are considered to be aggregated in one reportable operating segment. See Note 21 for additional segment disclosures.

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

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value as determined on an aggregate basis and generally consist of current production of certain fixed-rate residential first lien mortgages. The amount by which cost exceeds fair value is recorded as a valuation allowance and charged to earnings. Changes, if any, in the valuation allowance are included in earnings in the period in which the change occurs. As of December 31, 2024 and 2023, no valuation allowance was necessary. Loans held for sale may be sold servicing retained or servicing released, and are generally sold without recourse. The carrying value of mortgage loans sold with servicing retained is reduced by the amount allocated to the servicing right at the time of sale. Gains and losses on sales of mortgage loans held for sale are included in earnings in mortgage income, net.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

Goodwill and Other Intangibles: Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if certain events or circumstances occur. Other intangibles include core deposit intangibles (which represent the value of acquired customer core deposit bases) and customer list intangibles. The core deposit intangibles have an estimated finite life, are amortized on an accelerated basis over a 10-year period, and are subject to periodic impairment evaluation. The customer list intangibles have finite lives, are amortized on a straight-line basis to expense over their estimated average life, and are subject to periodic impairment evaluation.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Loan Servicing Rights (“LSRs”):  The Company acquired agricultural loan servicing rights in connection with a bank acquisition in 2021. These LSRs were recorded at estimated fair value upon acquisition, and are subsequently accounted for utilizing the amortization method; thus, the LSRs are amortized in proportion to and over the period of estimated net servicing income, with the amortization charged to earnings. The LSRs are assessed for impairment at each reporting date based on estimated fair value. Impairment is determined by stratifying the rights into tranches based on predominant characteristics, such as interest rate, loan type, and investor type. A valuation allowance is established through a charge to earnings to the extent that estimated fair value is less than the carrying amount of the servicing assets for an individual tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment through either recovery or additions to the valuation allowance, with such changes reported as a component of loan servicing fees on the consolidated statements of income. Fair value in excess of the carrying amount of servicing assets is not recognized. The amortization of loan servicing rights is reflected net of loan servicing fee income. Loan servicing fee income is based on a contractual percentage of the outstanding principal and is recorded as income when earned.

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

The Company may also recognize a liability for unrecognized tax benefits from uncertainty in income tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. At December 31, 2024, the Company determined it had no significant uncertainty in income tax positions. Interest and penalties related to unrecognized tax benefits are classified as income tax expense.

At December 31, 2024, the Company was not under examination by any taxing authority.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements Adopted: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands segment disclosure requirements for public entities to include disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and did not have a material impact on the consolidated financial statements. See Note 21 for the new segment disclosures.

Future Accounting Pronouncements: In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require disclosure in the notes to financial statements of specified information about certain expenses, such as employee compensation, depreciation, and intangible asset amortization. The updated guidance is effective for annual reporting periods beginning after December 15, 2026.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation table, as well as income taxes paid disaggregated by jurisdiction. These expanded disclosures will allow investors to better assess how an entity’s overall operations, including the related tax risks, tax planning, and operational opportunities, affect its income tax rate and prospects for future cash flows. The updated guidance is

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

effective for annual periods beginning after December 15, 2024, and is not expected to have a material impact on the consolidated financial statements.
NOTE 2. ACQUISITION
Charter Bankshares, Inc. (“Charter”): On August 26, 2022, Nicolet completed its merger with Charter, at which time Charter merged with and into Nicolet, and Charter Bank, the wholly owned bank subsidiary of Charter, was merged with and into the Bank. In the merger, Nicolet issued approximately 1.26 million shares of common stock for stock consideration of $98 million and cash consideration of $39 million, or a total purchase price of $137 million. With the Charter merger, Nicolet expanded into Western Wisconsin and Minnesota.
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
The amortized cost and fair value of securities available for sale are summarized as follows.

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$15,795	$—	$1,767	$14,028
U.S. government agency securities	5,563	—	43	5,520
State, county and municipals	310,931	116	26,344	284,703
Mortgage-backed securities	455,386	1,101	34,534	421,953
Corporate debt securities	85,183	—	4,972	80,211
Total securities AFS	$872,858	$1,217	$67,660	$806,415

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$15,988	$—	$1,865	$14,123
U.S. government agency securities	7,430	—	46	7,384
State, county and municipals	360,496	651	26,325	334,822
Mortgage-backed securities	388,378	1,437	37,193	352,622
Corporate debt securities	102,895	26	9,299	93,622
Total securities AFS	$875,187	$2,114	$74,728	$802,573

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

Proceeds and realized gains / losses from the sale of securities were as follows.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Securities AFS:
Gross gains	$1,038	$268	$28
Gross losses	(70)	(3,581)	(272)
Gains (losses) on sales of securities AFS, net	$968	$(3,313)	$(244)
Proceeds from sales of securities AFS *	$4,987	$65,749	$28,438
Securities HTM:
Gross gains	$—	$—	$—
Gross losses	—	(37,723)	—
Gains (losses) on sales of securities HTM, net	$—	$(37,723)	$—
Proceeds from sales of securities HTM	$—	$460,051	$—
* Includes proceeds of $21 million recognized on the sale of securities AFS upon acquisition of Charter in August 2022 for which no gain or loss was recognized in the income statement as the investment securities were marked to fair value through purchase accounting.
All mortgage-backed securities included in the securities portfolio were issued by U.S. government agencies and corporations. Securities with a fair value of $355 million and $364 million as of December 31, 2024 and 2023, respectively, were pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Accrued interest on securities totaled $5 million at both December 31, 2024 and 2023, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables present gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position.

	December 31, 2024
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$14,028	$1,767	$14,028	$1,767	1
U.S. government agency securities	1,918	11	3,602	32	5,520	43	10
State, county and municipals	43,565	1,497	228,355	24,847	271,920	26,344	528
Mortgage-backed securities	79,899	1,105	252,612	33,429	332,511	34,534	429
Corporate debt securities	7,048	63	68,332	4,909	75,380	4,972	50
Total	$132,430	$2,676	$566,929	$64,984	$699,359	$67,660	1,018

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

	December 31, 2023
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$14,123	$1,865	$14,123	$1,865	1
U.S. government agency securities	4,621	31	1,793	15	6,414	46	10
State, county and municipals	29,336	330	257,916	25,995	287,252	26,325	528
Mortgage-backed securities	6	—	291,124	37,193	291,130	37,193	433
Corporate debt securities	—	—	85,265	9,299	85,265	9,299	59
Total	$33,963	$361	$650,221	$74,367	$684,184	$74,728	1,031
During first quarter 2023, the Company recognized provision expense of $2.3 million related to the expected credit loss on a bank subordinated debt investment (acquired in an acquisition), and immediately charged-off the full investment. The Company does not consider its remaining securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. As of December 31, 2024, 2023, and 2022, no allowance for credit losses on securities AFS was recognized.

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

As of December 31, 2024	Securities AFS
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$16,876	$16,778
Due in one year through five years	146,487	135,348
Due after five years through ten years	160,756	146,277
Due after ten years	93,353	86,059
	417,472	384,462
Mortgage-backed securities	455,386	421,953
Total	$872,858	$806,415

Other Investments
Other investments include “restricted” equity securities, equity securities with readily determinable fair values, and private company securities. The carrying value of other investments are summarized as follows.

(in thousands)	December 31, 2024	December 31, 2023
Federal Reserve Bank stock	$33,335	$33,087
FHLB stock	9,674	9,674
Equity securities with readily determinable fair values	8,610	4,240
Other investments	9,526	10,559
Total other investments	$61,145	$57,560

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 4. LOANS, ALLOWANCE FOR CREDIT LOSSES - LOANS, AND CREDIT QUALITY
Loans:
The loan composition was as follows.

	December 31, 2024		December 31, 2023
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,319,763	20%	$1,284,009	20%
Owner-occupied commercial real estate (“CRE”)	940,367	14	956,594	15
Agricultural	1,322,038	20	1,161,531	18
Commercial	3,582,168	54	3,402,134	53
CRE investment	1,221,826	18	1,142,251	18
Construction & land development	239,694	4	310,110	5
Commercial real estate	1,461,520	22	1,452,361	23
Commercial-based loans	5,043,688	76	4,854,495	76
Residential construction	96,110	1	75,726	1
Residential first mortgage	1,196,158	18	1,167,109	19
Residential junior mortgage	234,634	4	200,884	3
Residential real estate	1,526,902	23	1,443,719	23
Retail & other	55,994	1	55,728	1
Retail-based loans	1,582,896	24	1,499,447	24
Loans	6,626,584	100%	6,353,942	100%
Less ACL-Loans	66,322		63,610
Loans, net	$6,560,262		$6,290,332
ACL-Loans to loans	1.00%		1.00%

Accrued interest on loans totaled $20 million and $19 million at December 31, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

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
A roll forward of the allowance for credit losses - loans was as follows.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Beginning balance	$63,610	$61,829	$49,672
ACL on PCD loans acquired	—	—	1,937
Provision for credit losses	3,750	2,650	10,950
Charge-offs	(1,493)	(1,653)	(1,033)
Recoveries	455	784	303
Net (charge-offs) recoveries	(1,038)	(869)	(730)
Ending balance	$66,322	$63,610	$61,829

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following table presents the balance and activity in the ACL-Loans by portfolio segment.

	Year Ended December 31, 2024
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$15,225	$9,082	$12,629	$12,693	$2,440	$916	$7,320	$2,098	$1,207	$63,610
Provision	1,789	(3,844)	(2,672)	1,923	218	318	5,237	720	61	3,750
Charge-offs	(918)	(120)	—	—	—	—	—	—	(455)	(1,493)
Recoveries	51	244	—	—	—	—	33	9	118	455
Net (charge-offs) recoveries	(867)	124	—	—	—	—	33	9	(337)	(1,038)
Ending balance	$16,147	$5,362	$9,957	$14,616	$2,658	$1,234	$12,590	$2,827	$931	$66,322
As % of ACL-Loans	24%	8%	15%	22%	4%	2%	19%	4%	2%	100%

For comparison purposes, the following table presents the balance and activity in the ACL-Loans by portfolio segment for the prior year-end period.

	Year Ended December 31, 2023
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$16,350	$9,138	$9,762	$12,744	$2,572	$1,412	$6,976	$1,846	$1,029	$61,829
Provision	(1,205)	470	2,930	(51)	(132)	(496)	346	347	441	2,650
Charge-offs	(440)	(773)	(66)	—	—	—	(5)	(96)	(273)	(1,653)
Recoveries	520	247	3	—	—	—	3	1	10	784
Net (charge-offs) recoveries	80	(526)	(63)	—	—	—	(2)	(95)	(263)	(869)
Ending balance	$15,225	$9,082	$12,629	$12,693	$2,440	$916	$7,320	$2,098	$1,207	$63,610
As % of ACL-Loans	24%	14%	20%	20%	4%	—%	12%	4%	2%	100%

Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded Commitments of $3.1 million and $3.0 million at December 31, 2024 and December 31, 2023, respectively, classified in accrued interest payable and other liabilities on the consolidated balance sheets.

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

	Years Ended December 31,
(in thousands)	2024	2023	2022
Provision for credit losses on:
Loans	$3,750	$2,650	$10,950
Unfunded commitments	100	—	550
Investment securities	—	2,340	—
Total provision for credit losses	$3,850	$4,990	$11,500

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

December 31, 2024	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$7,788	$7,788	$4,047	$3,741	$723
Owner-occupied CRE	3,744	—	3,744	3,378	366	49
Agricultural	5,964	3,740	9,704	9,704	—	—
CRE investment	1,488	—	1,488	1,488	—	—
Construction & land development	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	242	—	242	242	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	14	—	14	—	14	1
Total loans	$11,452	$11,528	$22,980	$18,859	$4,121	$773

December 31, 2023	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$2,576	$2,576	$2,164	$412	$196
Owner-occupied CRE	3,614	—	3,614	3,465	149	24
Agricultural	6,931	5,219	12,150	7,261	4,889	117
CRE investment	1,261	—	1,261	871	390	18
Construction & land development	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	674	—	674	674	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	—	—	—	—	—
Total loans	$12,480	$7,795	$20,275	$14,435	$5,840	$355

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	December 31, 2024
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$693	$8,534	$1,310,536	$1,319,763
Owner-occupied CRE	177	4,547	935,643	940,367
Agricultural	—	9,969	1,312,069	1,322,038
CRE investment	—	1,688	1,220,138	1,221,826
Construction & land development	67	—	239,627	239,694
Residential construction	291	—	95,819	96,110
Residential first mortgage	3,989	3,370	1,188,799	1,196,158
Residential junior mortgage	333	185	234,116	234,634
Retail & other	237	126	55,631	55,994
Total loans	$5,787	$28,419	$6,592,378	$6,626,584
Percent of total loans	0.1%	0.4%	99.5%	100.0%

	December 31, 2023
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$540	$4,046	$1,279,423	$1,284,009
Owner-occupied CRE	2,123	4,399	950,072	956,594
Agricultural	12	12,185	1,149,334	1,161,531
CRE investment	3,060	1,453	1,137,738	1,142,251
Construction & land development	171	161	309,778	310,110
Residential construction	—	—	75,726	75,726
Residential first mortgage	2,663	4,059	1,160,387	1,167,109
Residential junior mortgage	547	150	200,187	200,884
Retail & other	327	172	55,229	55,728
Total loans	$9,443	$26,625	$6,317,874	$6,353,942
Percent of total loans	0.1%	0.4%	99.5%	100.0%
The following table presents nonaccrual loans by portfolio segment. The nonaccrual loans without a related allowance for credit losses have been reflected in the collateral dependent loans table above.

	Total Nonaccrual Loans
(in thousands)	December 31, 2024	% to Total	December 31, 2023	% to Total
Commercial & industrial	$8,534	30%	$4,046	15%
Owner-occupied CRE	4,547	16	4,399	16
Agricultural	9,969	35	12,185	46
CRE investment	1,688	6	1,453	5
Construction & land development	—	—	161	1
Residential construction	—	—	—	—
Residential first mortgage	3,370	12	4,059	15
Residential junior mortgage	185	1	150	1
Retail & other	126	—	172	1
Nonaccrual loans	$28,419	100%	$26,625	100%
Percent of total loans	0.4%		0.4%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Credit Quality Information:
The following tables present total loans by risk categories and year of origination. Acquired loans have been included based upon the actual origination date.

December 31, 2024	Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$225,888	$156,368	$173,824	$123,601	$41,811	$84,687	$398,708	$—	$1,204,887
Grade 5	2,326	4,061	7,315	9,066	1,992	7,362	41,773	—	73,895
Grade 6	148	1,300	960	50	186	1,326	5,168	—	9,138
Grade 7	314	5,773	4,331	1,081	1,713	4,277	14,354	—	31,843
Total	$228,676	$167,502	$186,430	$133,798	$45,702	$97,652	$460,003	$—	$1,319,763
Current period gross charge-offs	$—	$(110)	$(68)	$(26)	$(58)	$(356)	$(300)	$—	$(918)
Owner-occupied CRE
Grades 1-4	$102,650	$101,966	$155,261	$151,051	$79,073	$271,425	$4,411	$—	$865,837
Grade 5	1,858	7,559	6,964	7,830	3,542	18,182	24	—	45,959
Grade 6	1,650	—	—	—	68	5,996	50	—	7,764
Grade 7	—	1,438	2,387	6,210	6,618	4,154	—	—	20,807
Total	$106,158	$110,963	$164,612	$165,091	$89,301	$299,757	$4,485	$—	$940,367
Current period gross charge-offs	$—	$—	$(90)	$—	$—	$(30)	$—	$—	$(120)
Agricultural
Grades 1-4	$201,827	$151,827	$262,806	$124,527	$71,710	$145,128	$270,147	$—	$1,227,972
Grade 5	8,396	5,441	3,531	4,047	1,678	23,111	9,618	—	55,822
Grade 6	1,314	—	—	—	—	1,790	1,044	—	4,148
Grade 7	785	2,541	6,388	6,085	468	13,693	4,136	—	34,096
Total	$212,322	$159,809	$272,725	$134,659	$73,856	$183,722	$284,945	$—	$1,322,038
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
CRE investment
Grades 1-4	$102,931	$53,725	$240,553	$238,275	$159,838	$347,836	$7,103	$—	$1,150,261
Grade 5	6,542	4,205	10,999	7,763	8,002	31,037	24	—	68,572
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	1,034	177	—	—	1,782	—	—	2,993
Total	$109,473	$58,964	$251,729	$246,038	$167,840	$380,655	$7,127	$—	$1,221,826
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$87,004	$42,684	$40,812	$46,413	$7,976	$7,409	$1,884	$—	$234,182
Grade 5	1,317	43	30	3,074	411	487	—	—	5,362
Grade 7	—	—	150	—	—	—	—	—	150
Total	$88,321	$42,727	$40,992	$49,487	$8,387	$7,896	$1,884	$—	$239,694
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$78,894	$9,307	$4,425	$1,706	$132	$429	$926	$—	$95,819
Grade 5	291	—	—	—	—	—	—	—	291
Total	$79,185	$9,307	$4,425	$1,706	$132	$429	$926	$—	$96,110
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$138,068	$174,494	$347,351	$219,376	$117,625	$184,004	$119	$1	$1,181,038
Grade 5	627	319	1,586	1,192	768	3,897	—	—	8,389
Grade 6	—	—	—	70	—	72	—	—	142
Grade 7	44	66	1,817	1,384	574	2,704	—	—	6,589
Total	$138,739	$174,879	$350,754	$222,022	$118,967	$190,677	$119	$1	$1,196,158
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential junior mortgage
Grades 1-4	$17,309	$8,998	$5,466	$2,757	$3,649	$5,608	$185,318	$4,933	$234,038
Grade 5	15	29	66	196	—	—	—	—	306
Grade 7	—	—	—	—	—	32	258	—	290
Total	$17,324	$9,027	$5,532	$2,953	$3,649	$5,640	$185,576	$4,933	$234,634
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Retail & other
Grades 1-4	$7,518	$4,469	$5,334	$3,273	$1,423	$4,477	$29,371	$—	$55,865
Grade 7	—	87	—	25	17	—	—	—	129
Total	$7,518	$4,556	$5,334	$3,298	$1,440	$4,477	$29,371	$—	$55,994
Current period gross charge-offs	$(2)	$(71)	$(8)	$(7)	$—	$(82)	$(285)	$—	$(455)
Total loans	$987,716	$737,734	$1,282,533	$959,052	$509,274	$1,170,905	$974,436	$4,934	$6,626,584

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

December 31, 2023	Amortized Cost Basis by Origination Year
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$223,515	$234,193	$171,555	$66,026	$49,054	$81,272	$359,284	$—	$1,184,899
Grade 5	3,252	13,656	7,516	3,388	5,074	7,020	18,753	—	58,659
Grade 6	—	562	502	187	3	1,009	10,974	—	13,237
Grade 7	5,742	3,702	2,655	2,409	1,769	9,244	1,693	—	27,214
Total	$232,509	$252,113	$182,228	$72,010	$55,900	$98,545	$390,704	$—	$1,284,009
Current period gross charge-offs	$—	$(89)	$(114)	$—	$—	$(222)	$(15)	$—	$(440)
Owner-occupied CRE
Grades 1-4	$114,704	$156,723	$181,128	$91,038	$85,430	$247,730	$4,181	$—	$880,934
Grade 5	5,416	4,024	7,858	5,092	3,994	27,585	52	—	54,021
Grade 6	—	—	3,905	—	1,531	12	—	—	5,448
Grade 7	—	1,304	1,071	6,988	338	6,340	150	—	16,191
Total	$120,120	$162,051	$193,962	$103,118	$91,293	$281,667	$4,383	$—	$956,594
Current period gross charge-offs	$—	$—	$—	$—	$—	$(773)	$—	$—	$(773)
Agricultural
Grades 1-4	$120,200	$274,491	$134,706	$78,944	$22,985	$139,212	$277,170	$—	$1,047,708
Grade 5	6,345	11,975	5,718	703	394	33,658	15,522	—	74,315
Grade 6	—	130	1,017	—	51	2,256	194	—	3,648
Grade 7	2,519	6,691	5,360	428	1,679	12,098	7,085	—	35,860
Total	$129,064	$293,287	$146,801	$80,075	$25,109	$187,224	$299,971	$—	$1,161,531
Current period gross charge-offs	$—	$—	$—	$—	$—	$(66)	$—	$—	$(66)
CRE investment
Grades 1-4	$30,720	$194,442	$256,765	$169,078	$113,510	$283,339	$11,146	$—	$1,059,000
Grade 5	2,790	7,746	17,899	9,857	11,232	23,108	49	—	72,681
Grade 6	—	—	—	—	—	1,340	65	—	1,405
Grade 7	—	51	21	—	1,034	8,059	—	—	9,165
Total	$33,510	$202,239	$274,685	$178,935	$125,776	$315,846	$11,260	$—	$1,142,251
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$51,253	$149,155	$64,761	$9,441	$4,939	$22,548	$2,883	$—	$304,980
Grade 5	—	23	3,044	1,264	504	88	—	—	4,923
Grade 7	46	—	—	—	—	86	75	—	207
Total	$51,299	$149,178	$67,805	$10,705	$5,443	$22,722	$2,958	$—	$310,110
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$57,033	$13,035	$3,316	$1,118	$130	$1,094	$—	$—	$75,726
Total	$57,033	$13,035	$3,316	$1,118	$130	$1,094	$—	$—	$75,726
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$164,917	$389,246	$247,957	$130,857	$56,223	$162,424	$887	$2	$1,152,513
Grade 5	—	1,286	1,088	1,250	2,239	2,913	—	—	8,776
Grade 7	28	392	616	388	1,117	3,279	—	—	5,820
Total	$164,945	$390,924	$249,661	$132,495	$59,579	$168,616	$887	$2	$1,167,109
Current period gross charge-offs	$—	$—	$—	$—	$—	$(5)	$—	$—	$(5)
Residential junior mortgage
Grades 1-4	$14,020	$7,277	$4,053	$4,187	$2,753	$3,909	$157,960	$6,342	$200,501
Grade 7	31	31	202	—	—	27	92	—	383
Total	$14,051	$7,308	$4,255	$4,187	$2,753	$3,936	$158,052	$6,342	$200,884
Current period gross charge-offs	$—	$—	$—	$—	$—	$(96)	$—	$—	$(96)
Retail & other
Grades 1-4	$8,207	$8,107	$5,345	$2,434	$1,689	$3,869	$25,891	$—	$55,542
Grade 5	—	—	38	—	—	—	—	—	38
Grade 7	31	—	25	8	19	65	—	—	148
Total	$8,238	$8,107	$5,408	$2,442	$1,708	$3,934	$25,891	$—	$55,728
Current period gross charge-offs	$(7)	$(1)	$—	$(1)	$—	$(52)	$(212)	$—	$(273)
Total loans	$810,769	$1,478,242	$1,128,121	$585,085	$367,691	$1,083,584	$894,106	$6,344	$6,353,942

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
Modifications to Borrowers Experiencing Financial Difficulty:
The following table presents the amortized cost of loans that were both experiencing financial difficulty and were modified during the years presented, aggregated by portfolio segment and type of modification.

Year Ended December 31, 2024 (in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Total	% of Total Loans
Commercial & industrial	$—	$—	$—	$—	$—	—%
Owner-occupied CRE	1,521	—	—	—	1,521	0.16%
Agricultural	—	—	—	—	—	—%
CRE investment	—	—	—	—	—	—%
Construction & land development	—	—	—	—	—	—%
Residential first mortgage	—	—	—	—	—	—%
Total	$1,521	$—	$—	$—	$1,521	0.02%

Year Ended December 31, 2023 (in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Total	% of Total Loans
Commercial & industrial	$412	$—	$85	$—	$497	0.04%
Owner-occupied CRE	—	—	—	—	—	—%
Agricultural	105	—	—	—	105	0.01%
CRE investment	—	—	—	—	—	—%
Construction & land development	—	—	—	—	—	—%
Residential first mortgage	—	—	—	—	—	—%
Total	$517	$—	$85	$—	$602	0.01%
The loans presented in the tables above have had more than insignificant payment delays (which the Company has defined as payment delays in excess of three months). The Company closely monitors these loans to understand the effectiveness of its modification efforts, and such loans generally remain in nonaccrual status pending a sustained period of performance in accordance with the modified terms.
As of December 31, 2024 and 2023, there were no loans made to borrowers experiencing financial difficulty that were modified during the current period and subsequently defaulted, and there were no commitments to lend additional funds to such debtors.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 5. PREMISES AND EQUIPMENT
Premises and equipment, less accumulated depreciation and amortization, is summarized as follows.

(in thousands)	December 31, 2024	December 31, 2023
Land	$18,522	$18,015
Land improvements	7,453	5,461
Building and improvements	109,977	99,664
Leasehold improvements	7,952	7,228
Furniture and equipment	41,115	38,838
	185,019	169,206
Less accumulated depreciation and amortization	58,040	50,450
Premises and equipment, net	$126,979	$118,756
Depreciation and amortization expense was $8.2 million in 2024, $8.2 million in 2023, and $7.6 million in 2022. The Company and certain of its subsidiaries are obligated under non-cancelable operating leases for facilities, certain of which provide for rental adjustments based upon increases in cost of living adjustments and other indices. Rent expense under leases totaled $2.7 million in 2024, $2.6 million in 2023, and $2.2 million in 2022.
Nicolet leases space under non-cancelable operating lease agreements for certain bank branch facilities. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. The lease asset and liability considers renewal options when they are reasonably certain of being exercised.
A summary of net lease cost and selected other information related to operating leases was as follows.

	Years Ended
($ in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Net lease cost:
Operating lease cost	$2,067	$2,004	$1,778
Variable lease cost	604	631	448
Net lease cost	$2,671	$2,635	$2,226
Selected other operating lease information:
Weighted average remaining lease term (years)	5.1	5.8	5.4
Weighted average discount rate	2.6%	2.7%	2.3%
The following table summarizes the maturity of remaining lease liabilities.

Years Ending December 31,	(in thousands)
2025	$2,233
2026	2,092
2027	1,942
2028	1,424
2029	764
Thereafter	1,107
Total future minimum lease payments	9,562
Less: amount representing interest	(664)
Present value of net future minimum lease payments	$8,898

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 6. GOODWILL AND OTHER INTANGIBLES AND SERVICING RIGHTS
Management periodically reviews the carrying value of its goodwill and other intangibles for potential impairment. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the overall financial performance of the Company and the performance of the underlying operations or assets which give rise to the intangible. Management also regularly monitors economic factors for potential impairment indications on the value of our franchise, stability of deposits, and wealth client base, underlying our goodwill and other intangibles. Management concluded no impairment was indicated for 2024 or 2023. A summary of goodwill and other intangibles was as follows.

(in thousands)	December 31, 2024	December 31, 2023
Goodwill	$367,387	$367,387
Core deposit intangibles	18,815	25,112
Customer list intangibles	1,938	1,867
Other intangibles	20,753	26,979
Goodwill and other intangibles, net	$388,140	$394,366
Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if certain events or circumstances occur. Goodwill was $367 million at both December 31, 2024 and December 31, 2023.

Other intangibles: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During first quarter 2024, Nicolet purchased a financial advisory book of business and established a corresponding customer list intangible. A summary of other intangibles was a follows.

(in thousands)	December 31, 2024	December 31, 2023
Core deposit intangibles:
Gross carrying amount	$60,724	$60,724
Accumulated amortization	(41,909)	(35,612)
Net book value	$18,815	$25,112
Additions during the period	$—	$—
Amortization during the period	$6,297	$7,589
Customer list intangibles:
Gross carrying amount	$6,173	$5,523
Accumulated amortization	(4,235)	(3,656)
Net book value	$1,938	$1,867
Additions during the period	$650	$—
Amortization during the period	$579	$483

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Servicing rights: The Company has a servicing rights asset related to certain agricultural and residential mortgage loans sold.
Agricultural loan servicing rights: The Company acquired an agricultural LSR asset in December 2021 which are being amortized over the estimated remaining loan service period. The Company does not expect to add new loans to this servicing portfolio.
Mortgage servicing rights: The Company sells originated residential mortgage loans into the secondary market and retains the right to service these sold loans. The mortgage servicing rights asset is periodically evaluated for impairment. At each reporting date, impairment is assessed based on estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratification based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate).
A summary of the changes in the servicing rights asset was as follows.

(in thousands)	December 31, 2024	December 31, 2023
Servicing rights asset at beginning of year	$20,486	$24,119
Capitalized servicing rights	2,750	1,540
Amortization during the period	(4,282)	(5,173)
Servicing rights asset at end of year	$18,954	$20,486
Valuation allowance at beginning of year	$—	$(500)
(Additions) / Reversals to valuation allowance	(120)	500
Valuation allowance at end of year	$(120)	$—
Servicing rights asset, net	$18,834	$20,486
Residential mortgage loans serviced for others	$1,644,821	$1,609,395
Agricultural loans serviced for others	$438,954	$492,137
Estimated future amortization: The following table shows the estimated future amortization expense for amortizing intangible assets and servicing assets. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of December 31, 2024. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	Servicing rights asset
Years Ending December 31,
2025	$5,161	$579	$4,172
2026	3,983	379	3,459
2027	3,218	296	3,007
2028	2,622	296	2,635
2029	1,911	166	2,182
Thereafter	1,920	222	3,499
Total	$18,815	$1,938	$18,954
NOTE 7. OTHER REAL ESTATE OWNED
A summary of OREO, which is included in other assets in the consolidated balance sheets, for the periods indicated was as follows.

	Years Ended December 31,
(in thousands)	2024	2023
Balance at beginning of period	$1,267	$1,975
Transfer in loans at net realizable value	125	985
Sales proceeds	(687)	(1,933)
Net gain from sales	119	421
Write-downs	(131)	(181)
Balance at end of period	$693	$1,267

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 8. DEPOSITS
The deposit composition was as follows.

	December 31, 2024		December 31, 2023
(in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,791,228	24%	$1,958,709	27%
Interest-bearing demand	1,168,560	16%	1,055,520	15%
Money market	1,942,367	26%	1,891,287	26%
Savings	774,707	11%	768,401	11%
Time	1,726,822	23%	1,523,883	21%
Total deposits	$7,403,684	100%	$7,197,800	100%
At December 31, 2024, the scheduled maturities of time deposits were as follows.

Years Ending December 31,	(in thousands)
2025	$1,285,671
2026	146,649
2027	102,323
2028	85,957
2029	106,184
Thereafter	38
Total time deposits	$1,726,822
Time deposits in excess of FDIC insurance limits were $325 million and $310 million at December 31, 2024 and 2023, respectively. Brokered deposits were $750 million and $615 million at December 31, 2024 and 2023, respectively.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 9. SHORT AND LONG-TERM BORROWINGS
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original contractual maturity of one year or less. The Company did not have any short-term borrowings outstanding at either December 31, 2024 or December 31, 2023.

Long-Term Borrowings:
Long-term borrowings include any borrowing with an original contractual maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	December 31, 2024	December 31, 2023
FHLB advances	$5,000	$5,000
Junior subordinated debentures	41,384	40,552
Subordinated notes	115,003	121,378
Total long-term borrowings	$161,387	$166,930
FHLB Advances: The FHLB advance bears a fixed rate, requires interest-only monthly payments, and has a maturity date of March 2025. The weighted average rate of the FHLB advance was 1.55% at both December 31, 2024 and 2023, respectively. The FHLB advance is collateralized by a blanket lien on qualifying residential first and junior mortgage loans which had a pledged balance of $865 million and $807 million at December 31, 2024 and 2023, respectively.

Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. The Company owns all of the common securities of the statutory trusts. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debenture. All the junior subordinated debentures are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. At December 31, 2024 and 2023, $40 million and $39 million, respectively, of trust preferred securities qualify as Tier 1 capital.
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of 12/31/2024				As of 12/31/2023
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs (1)	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (2)	12/15/2035	6.05%	$10,310	$(2,176)	$8,134	7.08%	$7,930
Baylake Capital Trust II (3)	9/30/2036	5.94%	16,598	(2,701)	13,897	6.94%	13,660
First Menasha Statutory Trust (4)	3/17/2034	7.40%	5,155	(400)	4,755	8.43%	4,712
County Bancorp Statutory Trust II (5)	9/15/2035	6.15%	6,186	(600)	5,586	7.18%	5,433
County Bancorp Statutory Trust III (6)	6/15/2036	6.31%	6,186	(658)	5,528	7.34%	5,375
Fox River Valley Capital Trust (7)	5/30/2033	7.89%	3,610	(126)	3,484	7.89%	3,442
Total			$48,045	$(6,661)	$41,384		$40,552
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$92,750	$(314)	$92,436	3.13%	$98,476
County Subordinated Notes due 2030	6/30/2030	7.00%	22,400	167	22,567	7.00%	22,902
Total			$115,150	$(147)	$115,003		$121,378
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
NOTE 10. EMPLOYEE AND DIRECTOR BENEFIT PLANS
Nonqualified deferred compensation plans:
The Company sponsors two deferred compensation plans, one for certain key management employees and another for directors. Under the management plan, employees designated by the board of directors (the “Board”) may elect to defer compensation and the Company may at its discretion make nonelective contributions on behalf of one or more eligible plan participants. Upon retirement, termination of employment or at their election, the employee shall become entitled to receive the deferred amounts plus earnings thereon. The liability for the cumulative employee and employer contributions, including earnings thereon, at December 31, 2024 and 2023 totaled approximately $19.0 million and $15.9 million, respectively, and is included in other liabilities on the consolidated balance sheets. The Company recorded discretionary contributions of $0.4 million and $1.3 million to selected participants during 2024 and 2023, respectively. The 2024 discretionary contribution vested immediately, while for the 2023 discretionary contributions approximately half will vest over a two year period (of which, one-third vested immediately and one-third vests on each of the first and second anniversaries of the initial grant) and the remainder vested immediately. The expense related to these discretionary contributions is recognized over the vesting period of the related grant.
Under the director plan, participating directors may defer up to 100% of their Board compensation towards the purchase of Company common stock at market prices on a quarterly basis that is held in a Rabbi Trust and distributed when each such participating director ends his or her board service. During 2024 and 2023, the director plan purchased 3,541 and 2,542 shares of Company common stock valued at approximately $332,000 and $178,000, respectively. No common stock was distributed to past directors during 2024, while common stock valued at approximately $138,000 (and representing 1,721 shares) was distributed to past directors during 2023. The common stock outstanding and the related director deferred compensation liability are offsetting components of the Company’s equity in the amount of $1.6 million at December 31, 2024 and $1.3 million at December 31, 2023 representing 34,022 shares and 30,481 shares, respectively.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Nicolet 401(k) plan:
The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 100% of salary compensation on either a pre-tax or after-tax basis, subject to certain IRS limits. Under the plan, the Company matches 100% of participating employee contributions up to 6% of the participant’s eligible compensation. The Company contribution vests over five years. The Company can make additional annual discretionary profit sharing contributions, as determined by the Board. During 2024, 2023 and 2022, the Company’s 401(k) expense was approximately $4.4 million (including a $1.0 million profit sharing contribution), $4.1 million (including a $0.6 million profit sharing contribution), and $4.0 million (including a $1.0 million profit sharing contribution), respectively.
Employee stock purchase plan:
The Company sponsors an employee stock purchase plan under which eligible employees may purchase Nicolet common stock at a 10% discount, utilizing payroll deductions that range from a minimum of $20 to a maximum of $400 per payroll, during offering periods (currently quarterly).
NOTE 11. STOCK-BASED COMPENSATION
The Company may grant stock options and restricted stock under its stock-based compensation plan to certain officers, employees and directors. The plan is administered by a committee of the Board. The Company’s stock-based compensation plan at December 31, 2024 is described below.
2011 Long-Term Incentive Plan (“2011 LTIP”): The Company’s 2011 LTIP, as subsequently amended with shareholder approval, has reserved 3,000,000 shares of the Company’s common stock for potential stock-based awards. This plan provides for certain stock-based awards such as, but not limited to, stock options, stock appreciation rights and restricted common stock, as well as cash performance awards. As of December 31, 2024, approximately 0.5 million shares were available for grant under this plan.
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

	2024	2023	2022
Dividend yield	1.26%	1.55%	—%
Expected volatility	30%	30%	30%
Risk-free interest rate	4.51%	4.22%	3.03%
Expected average life	6.9 years	7.0 years	7.0 years
Weighted average per share fair value of options	$28.44	$24.24	$30.99

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2021	1,833,246	$57.69
Granted	132,929	81.04
Exercise of stock options *	(82,611)	41.84
Forfeited	(30,500)	75.08
Outstanding – December 31, 2022	1,853,064	$59.79	5.9	$37,526
Granted	39,000	71.99
Exercise of stock options *	(241,876)	43.54
Forfeited	(27,100)	84.37
Outstanding – December 31, 2023	1,623,088	$62.09	5.3	$30,126
Granted	85,000	80.18
Exercise of stock options *	(538,159)	49.55
Forfeited	(7,700)	71.68
Outstanding – December 31, 2024	1,162,229	$69.16	5.4	$41,577
Exercisable – December 31, 2024	806,572	$65.13	4.5	$32,089
*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements, and accordingly 12,068 shares, 55,467 shares, and 7,957 shares were surrendered during 2024, 2023, and 2022, respectively.
Intrinsic value represents the amount by which the fair value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised in 2024, 2023, and 2022 was approximately $28.8 million, $7.7 million, and $3.9 million, respectively.
The following options were outstanding at December 31, 2024.

	Number of Shares		Weighted Average Exercise Price		Weighted Average Remaining Life (Years)
	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable
$37.18 – $50.00	189,500	189,500	$47.50	$47.50	2.3	2.3
$50.01 – $60.00	142,000	142,000	56.37	56.37	2.9	2.9
$60.01 – $70.00	21,000	13,400	64.51	64.28	6.3	5.4
$70.01 – $80.00	751,800	443,500	75.72	74.60	6.5	5.8
$80.01 – $109.82	57,929	18,172	87.92	86.89	7.8	7.2
	1,162,229	806,572	$69.16	$65.13	5.4	4.5

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The Company’s restricted stock activity is summarized below.

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2021	25,801	$71.42
Granted	72,948	76.81
Vested *	(24,659)	72.64
Forfeited	(600)	56.01
Outstanding – December 31, 2022	73,490	$76.49
Granted	19,213	64.28
Vested *	(35,545)	69.69
Forfeited	—	—
Outstanding – December 31, 2023	57,158	$76.61
Granted	64,564	100.77
Vested *	(28,209)	78.10
Forfeited	—	—
Outstanding – December 31, 2024	93,513	$92.84
*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding at the minimum statutory withholding rate, and accordingly 6,653 shares, 3,637 shares, and 2,249 shares were surrendered during 2024, 2023, and 2022, respectively.
The Company recognized $5.9 million, $5.8 million and $6.3 million of stock-based compensation expense (included in personnel on the consolidated statements of income) during the years ended December 31, 2024, 2023, and 2022, respectively, associated with its common stock awards granted to officers and employees. In addition, during 2024, 2023, and 2022, the Company recognized approximately $0.7 million, $0.6 million, and $0.7 million, respectively, of director expense (included in other expense on the consolidated statements of income) for restricted stock grants with immediate vesting to non-employee directors totaling 8,764 shares in 2024, 11,674 shares in 2023, and 8,852 shares in 2022. As of December 31, 2024, there was approximately $15.8 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately four years. The Company recognized a tax benefit of approximately $4.3 million, $0.8 million, and $1.1 million for the years ended December 31, 2024, 2023, and 2022 respectively, for the tax impact of stock option exercises and vesting of restricted stock.
NOTE 12. STOCKHOLDERS' EQUITY
The Board has authorized the repurchase of Nicolet’s outstanding common stock through its common stock repurchase program. During 2024, $10 million was utilized to repurchase and cancel approximately 92,000 common shares at a weighted average price of $109.63, while during 2023, $2 million was utilized to repurchase and cancel approximately 27,000 common shares at a weighted average price of $56.57. As of December 31, 2024, there remained $36 million authorized under the repurchase program to be utilized from time-to-time to repurchase common shares in the open market, through block transactions or in private transactions.
On August 26, 2022, in connection with its acquisition of Charter, the Company issued 1,262,360 shares of its common stock for stock consideration valued at $98 million plus cash consideration of $39 million.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 13. INCOME TAXES
The current and deferred amounts of income tax expense were as follows.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Current	$30,911	$17,898	$44,384
Deferred	7,382	3,027	(12,907)
Increase in valuation allowance	(7,223)	—	—
Valuation allowance for securities AFS, net	—	4,191	—
Income tax expense	$31,070	$25,116	$31,477
The differences between the income tax expense recognized and the amount computed by applying the statutory federal income tax rate of 21% to the income before income tax expense for the years ended as indicated are included in the following table.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Tax on pretax income, at statutory rates	$32,577	$18,193	$26,405
State income taxes, net of federal effect	554	—	7,847
Tax-exempt interest income	(1,091)	(1,072)	(1,037)
Increase in cash surrender value life insurance	(1,144)	(950)	(1,040)
Stock-based employee compensation	(4,296)	(811)	(1,101)
Executive compensation	3,857	1,094	82
Valuation allowance, net	—	8,677	—
Other, net	613	(15)	321
Income tax expense	$31,070	$25,116	$31,477
The net deferred tax asset includes the following amounts of deferred tax assets and liabilities.

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
ACL-Loans	$18,646	$16,937
Net operating loss carryforwards	9,781	2,142
Compensation	10,823	10,971
Purchase accounting adjustments	571	1,963
Unrealized loss on securities AFS	17,693	19,196
Valuation allowance - securities AFS	(3,922)	(4,191)
Valuation allowance - other timing differences	(11,978)	(4,486)
Total deferred tax assets	41,614	42,532
Deferred tax liabilities:
Premises and equipment	(4,750)	(3,138)
Prepaid expenses	(1,110)	(662)
Core deposit and other intangibles	(4,359)	(5,917)
MSR and LSR assets	(5,062)	(5,455)
Other	(504)	(187)
Total deferred tax liabilities	(15,785)	(15,359)
Net deferred tax assets	$25,829	$27,173
For the year ended December 31, 2023, income tax expense was impacted by a change in Wisconsin state income tax law associated with the exclusion of interest income on certain Wisconsin-based business or agriculture purpose loans. The impact of this tax law change was a one-time $9.1 million charge to state income tax expense in 2023, but moving forward Nicolet will experience a reduction / elimination of state income taxes being recognized.
A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. The remaining valuation allowance as of December 31, 2024, of $15.9 million is the effect of the previously discussed Wisconsin tax

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

law change on the state related net of tax attributes, along with the state related impact of changes to the unrealized losses on AFS securities disposed.
At December 31, 2024, the Company had a federal and state net operating loss carryforward of $4.4 million and $15.9 million, respectively, resulting from the Company’s acquisitions. These carryforwards are subject to the IRC section 382 limitation calculation and are limited in the overall amount expected to be realized. Additionally, due to the 2023 Wisconsin tax law change, the Company has accumulated a State loss carryforward of $134.9 million, for which a valuation allowance has been recognized.
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
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	December 31, 2024	December 31, 2023
Commitments to extend credit	$2,038,871	$1,877,327
Financial standby letters of credit	15,683	17,500
Performance standby letters of credit	15,503	11,381
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial-related commitments to extend credit represented 78% of the total year-end commitments for 2024, compared to 79% for 2023, and were predominantly commercial lines of credit that carry a term of one year or less. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the contractual amounts of each was $13 million and $12 million, respectively, at December 31, 2024. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale each totaled $13 million at December 31, 2023. The net fair value of these mortgage derivatives combined was a net gain of $0.1 million at both December 31, 2024 and December 31, 2023.
Nicolet is party to various pending and threatened claims and legal proceedings arising in the normal course of business activities, some of which may involve claims for substantial amounts. Although Nicolet has developed policies and procedures to minimize legal noncompliance and the impact of claims and other proceedings and endeavored to procure reasonable amounts of insurance

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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
Future developments could result in an unfavorable outcome for or resolution of any one or more of the legal proceedings in which Nicolet is a defendant, which may be material to Nicolet’s business or consolidated results of operations or financial condition for a particular fiscal period or periods. Although it is not possible to predict the outcome of any of these legal proceedings or the range of possible loss, if any, based on the most recent information available, advice of counsel and available insurance coverage, if applicable, management believes that any liability resulting from such proceedings would not have a material adverse effect on our financial position or results of operations as of December 31, 2024.
NOTE 15. RELATED PARTY TRANSACTIONS
The Company conducts transactions, in the normal course of business, with its directors and executive officers, including companies in which they have a beneficial interest. The Company is required to disclose material related party transactions, other than certain compensation arrangements, entered into in the normal course of business.

In connection with the Company’s succession and transition plan, on November 6, 2023, Robert B. Atwell, our former Executive Chairman and one of Nicolet’s founders, and the Company entered into a letter agreement setting forth the terms applicable to his transition from active employment through December 31, 2023 (the “Transition Date”), to thereafter as an advisor for a period of three years following the Transition Date (the “Term”). In connection with this letter agreement, Mr. Atwell received consulting fees totaling approximately $717,000 during 2024.

The Company has granted loans to its directors, executive officers, and their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time made for comparable transactions with other unrelated persons. A summary of the loans to related parties was as follows.

(in thousands)	December 31, 2024
Balance at beginning of year	$111,702
New loans	19,437
Repayments	(18,831)
Changes due to status of executive officers and directors	931
Balance at end of year	$113,239

In October 2013, the Company entered into a lease for a branch location in a facility owned by a member of the Company’s Board and incurred annual rent expense of $230,000, $228,000, and $153,000, on this facility during 2024, 2023, and 2022, respectively. This lease was terminated during 2024. This same Board member participated in a competitive bid process for and was awarded the contract as general contractor for the construction of two new branch locations (one during 2023 and one during 2022). The 2023 new branch construction was estimated to total $11.5 million, of which, approximately $9.5 million was paid during 2024 and approximately $2.0 million was paid during 2023, as progress was made on the construction. The 2022 new branch construction was estimated to total $2.3 million, of which, approximately $1.2 million was paid during 2023 and $1.1 million was paid during 2022, as progress was made on the construction. In addition, payments of $199,000 and $154,000 were made during 2023 and 2022, respectively, for two small branch construction projects at two other branch locations. At least 75% of all branch construction payments were passed through to various subcontractors.
In August 2022, the Company assumed a lease for a Charter administrative location in a facility owned by an entity for which another Board member had the controlling ownership interest. Rent expense of $37,000 and $149,000 was paid during 2024 and 2023, respectively, on this location. This facility was sold and the related lease was terminated during 2024.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 16. ASSET GAINS (LOSSES), NET
Components of the net gains (losses) on assets are as follows.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Gains (losses) on sales of securities AFS, net	$968	$(3,313)	$(244)
Gains (losses) on sales of securities HTM, net	—	(37,723)	—
Gains (losses) on equity securities, net	1,072	(252)	(127)
Gains (losses) on sales of OREO, net	119	421	3,206
Write-downs of OREO	(131)	(181)	(244)
Write-down of other investment	—	(954)	—
Gains (losses) on sales of other investments, net	838	9,372	531
Gains (losses) on sales or dispositions of other assets, net	1,346	(178)	8
Asset gains (losses), net	$4,212	$(32,808)	$3,130
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Bank met all capital adequacy requirements to which they are subject as of December 31, 2024 and 2023.
As of December 31, 2024 and 2023, the most recent notifications from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, CET1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the Bank’s category. The Bank is also subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal regulatory agencies. At December 31, 2024, the Bank could pay dividends of approximately $43 million to the Company without seeking regulatory approval.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
December 31, 2024
Company
Total risk-based capital	$1,062,458	14.3%	$593,292	8.0%
Tier 1 risk-based capital	882,056	11.9	444,969	6.0
Common equity Tier 1 capital	842,453	11.4	333,727	4.5
Leverage	882,056	10.5	335,834	4.0
Bank
Total risk-based capital	$864,090	11.7%	$592,319	8.0%	$740,398	10.0%
Tier 1 risk-based capital	798,691	10.8	444,239	6.0	592,319	8.0
Common equity Tier 1 capital	798,691	10.8	333,179	4.5	481,259	6.5
Leverage	798,691	9.5	335,349	4.0	419,186	5.0
December 31, 2023
Company
Total risk-based capital	$930,804	13.0%	$574,231	8.0%
Tier 1 risk-based capital	750,811	10.5	430,673	6.0
Common equity Tier 1 capital	712,040	9.9	323,005	4.5
Leverage	750,811	9.2	326,483	4.0
Bank
Total risk-based capital	$827,341	11.5%	$573,221	8.0%	$716,527	10.0%
Tier 1 risk-based capital	768,726	10.7	429,916	6.0	573,221	8.0
Common equity Tier 1 capital	768,726	10.7	322,437	4.5	465,742	6.5
Leverage	768,726	9.4	325,868	4.0	407,334	5.0
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
December 31, 2024
U.S. Treasury securities	$14,028	$—	$14,028	$—
U.S. government agency securities	5,520	—	5,520	—
State, county and municipals	284,703	—	283,773	930
Mortgage-backed securities	421,953	—	421,027	926
Corporate debt securities	80,211	—	74,442	5,769
Securities AFS	$806,415	$—	$798,790	$7,625
Other investments (equity securities)	$8,610	$8,610	$—	$—
Derivative assets	160	—	71	89
Derivative liabilities	71	—	71	—
December 31, 2023
U.S. Treasury securities	$14,123	$—	$14,123	$—
U.S. government agency securities	7,384	—	7,384	—
State, county and municipals	334,822	—	333,401	1,421
Mortgage-backed securities	352,622	—	351,658	964
Corporate debt securities	93,622	—	89,944	3,678
Securities AFS	$802,573	$—	$796,510	$6,063
Other investments (equity securities)	$4,240	$4,240	$—	$—
Derivative assets	152	—	—	152
Derivative liabilities	79	—	—	79
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the table above.
Securities AFS and Equity Securities: Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds and mortgage-backed securities. At December 31, 2024 and 2023, it was determined that carrying value was the best approximation of fair value for the majority of these Level 3 securities, based primarily on the internal analysis performed on these securities.
Derivatives: The derivative assets and liabilities include interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale, which are considered derivative instruments (“mortgage derivatives”), as well as interest rate swaps and a corresponding mirror interest rate swap. The fair value of interest rate lock commitments are determined using the projected sale price of individual loans based on changes in the market interest rates, projected pull-through rates (the probability that an interest rate lock commitment will ultimately result in an originated loan), the reduction in the value of the applicant’s option due to the passage of time, and the remaining origination costs to be incurred based on management’s estimate of market costs. The fair value of forward commitments are determined using quoted prices of to-be-announced securities in active markets, or benchmarked to such securities. The mortgage derivative assets and liabilities are classified within Level 3 of the hierarchy. The fair value of the interest rate swap derivative assets and liabilities is determined using a discounted cash flow analysis of the expected cash flows of each derivative, which considers the contractual terms of the underlying derivative financial instrument and observable market-based inputs, such as interest rate curves. The interest rate swap derivative assets and liabilities are classified within Level 2 of the hierarchy.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Years Ended
Level 3 Fair Value Measurements:	December 31, 2024	December 31, 2023
Balance at beginning of year	$6,063	$8,153
Transfer in	2,004	—
Paydowns/Sales/Settlements	(527)	(2,425)
Unrealized gains / (losses)	85	335
Balance at end of year	$7,625	$6,063
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
December 31, 2024
Collateral dependent loans	$22,207	$—	$—	$22,207
MSR asset (disclosure)	17,182	—	—	17,182
December 31, 2023
Collateral dependent loans	$19,920	$—	$—	$19,920
MSR asset (disclosure)	16,810	—	—	16,810
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

December 31, 2024
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$536,047	$536,047	$536,047	$—	$—
Certificates of deposit in other banks	980	969	—	969	—
Securities AFS	806,415	806,415	—	798,790	7,625
Other investments	61,145	61,145	8,610	44,228	8,307
Loans held for sale	7,637	7,778	—	7,778	—
Loans, net	6,560,262	6,300,325	—	—	6,300,325
MSR asset	11,965	17,182	—	—	17,182
LSR asset	6,869	6,869	—	—	6,869
Accrued interest receivable	25,033	25,033	25,033	—	—
Financial liabilities:
Deposits	$7,403,684	$7,402,589	$—	$—	$7,402,589
Long-term borrowings	161,387	148,900	—	4,969	143,931
Accrued interest payable	7,774	7,774	7,774	—	—

December 31, 2023
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$491,431	$491,431	$491,431	$—	$—
Certificates of deposit in other banks	6,374	6,293	—	6,293	—
Securities AFS	802,573	802,573	—	796,510	6,063
Other investments	57,560	57,560	4,240	44,010	9,310
Loans held for sale	4,160	4,276	—	4,276	—
Loans, net	6,290,332	6,083,942	—	—	6,083,942
MSR asset	11,655	16,810	—	—	16,810
LSR asset	8,831	8,831	—	—	8,831
Accrued interest receivable	24,237	24,237	24,237	—	—
Financial liabilities:
Deposits	$7,197,800	$7,184,712	$—	$—	$7,184,712
Long-term borrowings	166,930	155,179	—	4,820	150,359
Accrued interest payable	7,765	7,765	7,765	—	—
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
NOTE 19. PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed Parent Company only financial statements of Nicolet Bankshares, Inc. follow.

Balance Sheets	December 31,
(in thousands)	2024	2023
Assets
Cash and due from subsidiary	$188,587	$88,365
Investments	10,408	10,535
Investments in subsidiaries	1,132,727	1,104,356
Other assets	210	680
Total assets	$1,331,932	$1,203,936
Liabilities and Stockholders’ Equity
Junior subordinated debentures	$41,384	$40,552
Subordinated notes	115,003	121,378
Other liabilities	2,647	2,999
Stockholders’ equity	1,172,898	1,039,007
Total liabilities and stockholders’ equity	$1,331,932	$1,203,936

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Statements of Income	Years Ended December 31,
(in thousands)	2024	2023	2022
Interest income	$136	$126	$81
Interest expense	8,645	10,633	8,687
Net interest expense	(8,509)	(10,507)	(8,606)
Dividend income from subsidiaries	111,800	70,000	77,775
Operating expense	(424)	(107)	(457)
Asset gains (losses), net	2,815	(1,164)	395
Income tax benefit	1,296	3,803	2,373
Earnings before equity in undistributed income (loss) of subsidiaries	106,978	62,025	71,480
Equity in undistributed income (loss) of subsidiaries	17,081	(509)	22,780
Net income	$124,059	$61,516	$94,260

Statements of Cash Flows	Years Ended December 31,
(in thousands)	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$124,059	$61,516	$94,260
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on borrowings	706	588	427
Asset (gains) losses, net	(2,815)	1,164	(395)
Change in other assets and liabilities, net	257	(1,190)	(1,775)
Equity in undistributed (income) loss of subsidiaries, net of dividends	(17,081)	509	(22,780)
Net cash provided by (used in) operating activities	105,126	62,587	69,737
Cash Flows from Investing Activities:
Proceeds from sale of investments	2,518	75	1,835
Purchases of investments	(842)	(1,451)	(2,116)
Net cash paid in business combinations	—	—	(31,970)
Net cash provided by (used in) investing activities	1,676	(1,376)	(32,251)
Cash Flows From Financing Activities:
Purchase and retirement of common stock	(10,137)	(1,521)	(61,497)
Proceeds from issuance of common stock, net	25,277	6,867	3,282
Cash dividends on common stock	(16,548)	(11,119)	—
Repayment of long-term borrowings	(5,172)	(31,000)	—
Net cash provided by (used in) financing activities	(6,580)	(36,773)	(58,215)
Net increase (decrease) in cash and due from subsidiary	100,222	24,438	(20,729)
Beginning cash and due from subsidiary	88,365	63,927	84,656
Ending cash and due from subsidiary	$188,587	$88,365	$63,927
NOTE 20. EARNINGS PER COMMON SHARE
Presented below are the calculations for basic and diluted earnings per common share.

	Years Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net income	$124,059	$61,516	$94,260
Weighted average common shares outstanding	15,049	14,743	13,909
Effect of dilutive common stock awards	367	328	466
Diluted weighted average common shares outstanding	15,416	15,071	14,375
Basic earnings per common share	$8.24	$4.17	$6.78
Diluted earnings per common share	$8.05	$4.08	$6.56

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Options to purchase approximately 0.2 million shares for the year ended December 31, 2024, were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. Comparatively, options to purchase approximately 0.8 million shares and 0.5 million shares for the years ended December 31, 2023 and December 31, 2022, respectively, were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.
NOTE 21. SEGMENT INFORMATION
The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures on January 1, 2024. The Company has determined that its current community bank operating model is structured whereby all banking locations serve a similar base of primarily commercial customers utilizing a company-wide offering of similar products and services managed through similar processes and technology platforms that are collectively reviewed by the Company’s Chief Executive Officer, who has been designated as the chief operating decision maker (“CODM”). The CODM regularly assesses performance of the aggregated single banking segment in determining how to allocate resources.
The banking segment derives revenue from customers by providing a broad array of loan and deposit products to businesses, consumers and government municipalities. Loan offerings include commercial and agricultural-based loans, as well as residential real estate and consumer loans. Deposit products include checking, savings, money market, and time deposits, as well as treasury management services, mobile banking, ATMs, and other deposit-related products and services
Accounting policies for the banking segment are the same as those described in Note 1. The CODM assesses performance of the banking segment and decides how to allocate resources based on net income as reported in the Company’s consolidated statements of income. All categories of interest expense, provision for credit losses, and noninterest expense as disclosed in the Company’s consolidated statements of income are considered significant to the banking segment. In addition, depreciation expense is disclosed within Note 5. For the years ended December 31, 2024, 2023, and 2022, respectively, there were no adjustments or reconciling items between the banking segment net income and consolidated net income as presented in the consolidated statements of income.
The measure of segment assets is based on total assets as reported on the consolidated balance sheets. For the years ended December 31, 2024 and 2023, respectively, there were no adjustments or reconciling items between the banking segment total assets and total assets as presented on the consolidated balance sheets.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee
Nicolet Bankshares, Inc.
Green Bay, Wisconsin

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nicolet Bankshares, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - Loans

The Company’s loan portfolio totaled $6.6 billion as of December 31, 2024, and the allowance for credit losses on loans (ACL) was $66.3 million. As more fully described in Notes 1 and 4 to the Company’s consolidated financial statements, the ACL is an estimate of lifetime expected credit losses for loans. The model considers historical loss rates and other qualitative adjustments, as well as a forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the ACL estimate, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements, calculates the historical loss rates for the segmented loan pools; applies the loss rates over the calculated life of the pooled loans; adjusts for forecasted macro-level economic conditions; and determines qualitative adjustments based on factors and conditions unique to the Company’s portfolio. Loans that do not share risk characteristics and purchased credit deteriorated loans are evaluated on an individual basis. To assess the overall appropriateness of the ACL, management applies an allocation methodology which focuses on evaluation of qualitative and environmental factors. Assessing these numerous factors involves significant judgment. Consideration is given to those current key qualitative or environmental factors that are likely to cause estimated credit losses to differ from the historical loss experience of each loan segment.

We identified the ACL as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity in auditing management’s estimate of the ACL, specifically management’s identification and measurement of the key qualitative factor adjustments.

How the Critical Audit Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included:

•Obtained an understanding of the Company’s process for establishing the ACL, including management’s process for developing and applying key qualitative factor adjustments.
•Obtained an understanding and evaluated and tested the design and operating effectiveness of controls relating to management’s estimate of the ACL, including controls over:
◦The completeness and accuracy of loan data; and
◦The identification of key qualitative factors, including whether the key qualitative factor adjustments are adequately supported and accurately applied
•Tested the mathematical accuracy of the calculation of the ACL, including the mathematical accuracy of the application of the key qualitative factor adjustments on the loan pools.
•Evaluated the key qualitative factor adjustments made to the ACL, including assessing the reasonableness and basis for those key adjustments and testing internal and external data used in determining the key qualitative factor adjustments by agreeing significant inputs and underlying data to internal and external sources.
•We assessed the reasonableness of the overall ACL amount, including key qualitative factor adjustments and whether the recorded ACL appropriately reflects expected credit losses on the loan portfolio. We reviewed historical loss statistics and peer-bank information and considered whether they corroborate or contradict the Company’s measurement of the ACL.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2021.

Springfield, Missouri
February 25, 2025

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2024, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Nicolet Bankshares, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024, was effective.
Forvis Mazars, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 is included under the heading “Report of Independent Registered Public Accounting Firm” In Part II, Item 8.
ITEM 9B. OTHER INFORMATION
Employment Agreement for William Bohn effective April 15, 2024
•The employment agreement provides for an initial 1-year term, which renews automatically each day so that the term remains one year unless either party gives notice of intent that automatic renewals shall cease.
•Mr. Bohn shall receive a base salary, which the Compensation Committee reviews annually.

•The executive is eligible to receive annual bonus compensation comprised of a cash and an equity award (with each at a defined target percentage of base salary) at the discretion of the Board.  Any incentive-based compensation or other compensation paid to the executive under the employment agreement is subject to clawback under certain circumstances.
•Mr. Bohn is eligible to receive reimbursement for reasonable and necessary business expenses in addition to country club annual dues and certain other benefit programs open to other similarly situated Nicolet employees.
•The employment agreement provides for up to 12 months of base pay as severance plus 12 months of health continuation coverage in the event the executive is involuntarily terminated by Nicolet without Cause or if the executive resigns for Good Reason. If the executive resigns for Good Reason within 24 months following a Change of Control, the executive shall receive severance equal to 2.99 times the base salary in effect immediately prior to the Change of Control plus the largest annual bonus paid to the executive during the prior three consecutive years, and 18 months of health continuation coverage.
•Upon the executive’s voluntary termination without Good Reason, the Company may elect to either retain the executive as an employee during the 60 day notice period or immediately accept the executive’s notice and terminate the executive’s employment.
•The employment agreement includes covenants that restrict the executive, for a period of 12 months following termination for any reason, including (i) non-competition, (ii) non-solicitation of customers, and (iii) non-solicitation of employees to which the executive had Material Contact.
•Payments made in connection with a change in control would be reduced, if necessary, to ensure that no payments constitute an excess parachute payment under Internal Revenue Code Section 280G.

The foregoing summary of the material terms of the Employment Agreement is qualified in its entirety by reference to the full text of the agreement, which is filed as Exhibit 10.12, to this Annual Report on Form 10-K.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements: During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Information Regarding Directors and Executive Officers. The information required by this Item 10 regarding our directors and director nominees contained under the caption “Election of Directors” under the heading “Proposal 1: Election of Directors” in the 2025 Proxy Statement is incorporated herein by reference.
(b) Compliance with Section 16(a) of the Exchange Act. Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act, will be contained under the caption “Delinquent Section 16(a) Reports” in the 2025 Proxy Statement, which information under such caption is incorporated herein by reference.
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
(e) Audit Committee Information. Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts may be found under the caption “Board Committees - Audit Committee” in the 2025 Proxy Statement, which information pertaining to the audit committee and its membership and audit committee financial experts under such captions is incorporated herein by reference.

(f) Insider trading arrangements and policies. We have adopted insider trading policies and procedures applicable to our Board, officers, and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the New York Stock Exchange listing standards. Our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation is contained under the captions “Director Compensation” and “Executive Compensation - Compensation Discussion and Analysis ” in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the caption “Stock Ownership” in the 2025 Proxy Statement is incorporated herein by reference.
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	1,255,742	$69.16	510,533
Equity compensation plans not approved by security holders	—	—	—
Total at December 31, 2024	1,255,742	$69.16	510,533
(1) Includes 93,513 shares potentially issuable upon the vesting of outstanding restricted stock.
(2) The weighted average exercise price relates only to the exercise of outstanding options included in column (a).
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Related Party Transactions” in the 2025 Proxy Statement, which information under such heading is incorporated herein by reference. The information required by this Item 13 regarding director independence is contained under the caption “Affirmative Determinations Regarding Director Independence” in the 2025 Proxy Statement, which information under such caption is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 regarding fees we paid to our principal accountant, Forvis Mazars, LLP (U.S. PCAOB Auditor Firm ID 686), and the pre-approval policies and procedures established by the Audit Committee of our Board contained under the caption “Fees Paid to Auditors” in the 2025 Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following is a list of documents filed as a part of this Report:

1.Financial Statements. The following consolidated financial statements of Nicolet Bankshares, Inc. and related reports of our independent registered public accounting firm are incorporated into this Item 15 by reference from Part II, Item 8.

Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022
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

ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX
Exhibit	Description of Exhibit
2.1	Agreement and Plan of Merger By and Between Nicolet Bankshares, Inc. and Charter Bankshares, Inc. dated March 29, 2022 (1)
3.1	Amended and Restated Articles of Incorporation of Nicolet Bankshares, Inc. (2)
3.2	Amended and Restated Bylaws of Nicolet Bankshares, Inc. (3)
4.1	Indenture, dated as of July 7, 2021, by and between Nicolet Bankshares, Inc. and U.S. Bank National Association, as trustee. (4)
4.2	Form of 3.125% Fixed-to-Floating Rate Subordinated Note due 2031 of Nicolet Bankshares, Inc. (4)
4.3	Form of Common Stock Certificate of Nicolet Bankshares, Inc. (5)
4.8	Description of Nicolet's Registered Securities. (6)
10.1†	Nicolet Bankshares, Inc. 2002 Stock Incentive Plan, as amended, and forms of award documents. (7)
10.2†
Nicolet Bankshares, Inc. 2011 Long Term Incentive Plan, as amended and restated effective February 19, 2019, and approved by the shareholders of Nicolet Bankshares, Inc. on May 13, 2019, and forms of award documents. (8)

10.3†	Nicolet National Bank 2002 Deferred Compensation Plan, as amended. (9)
10.4†	Nicolet National Bank 2009 Deferred Compensation Plan for Non-Employee Directors. (10)
10.5†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Michael E. Daniels. (11)
10.6†	Succession Plan and Advisory Services Agreement, dated November 6, 2023, by and between the Registrant and Robert B. Atwell. (12)
10.7†	Employment Agreement, dated June 7, 2021, by and among the Registrant, Nicolet National Bank and H. Phillip Moore, Jr. (13)
10.8†	Nicolet Bankshares, Inc. Employee Stock Purchase Plan. (14)
10.9†	Nicolet Bankshares, Inc. 2010 Equity Incentive Plan (formerly the Baylake Corp. 2010 Equity Incentive Plan), and forms of award documents. (15)
10.10†	Amended and Restated Employment Agreement, dated February 28, 2024, by and among the Registrant, Nicolet National Bank and Eric J. Witczak. (16)
10.11†	Amended and Restated Employment Agreement, dated February 28, 2024, by and among the Registrant, Nicolet National Bank and Brad V. Hutjens. (17)
10.12†	Employment Agreement, dated April 15, 2024, by and among the Registrant, Nicolet National Bank and William Bohn.
19.1	Insider trading policies and procedures
21.1	Subsidiaries of Nicolet Bankshares, Inc.
23.1	Consent of Forvis Mazars, LLP
24.1	Power of Attorney (contained herein as part of the signature pages).
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97.1	Policy relating to recovery of erroneously awarded compensation (18)
101
Interactive data files for Nicolet Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page from Nicolet Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 (formatted in Inline XBRL and contained in Exhibit 101).
† Denotes a management compensatory agreement.
(1) Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on March 30, 2022 (File No. 001-37700).
(2) Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 12, 2014 (File No. 333-90052).
(3) Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2020 (File No. 001-37700).
(4) Incorporated by reference to the exhibit of the same number in the Registrant’s Current Report on Form 8-K filed on July 7, 2021 (File No. 001-37700).
(5) Incorporated by reference to Exhibit 4.1 in the Registrant’s Registration Statement on Form S-4, filed on February 1, 2013 (Regis. No. 333-186401).
(6) Incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 26, 2021 (File No. 001-37700).
(7) Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 9, 2015 (File No. 333-90052).
(8) Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 26, 2021 (File No. 001-37700).

(9) Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 10, 2017, 2021 (File No. 001-37700).
(10) Incorporated by reference to Exhibit 10.7 in the Registrant’s Registration Statement on Form S-4, filed on February 1, 2013 (Regis. No. 333-186401).
(11) Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 8, 2019 (File No. 001-37700).
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
(13) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2021 (File No. 001-37700).
(14) Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed March 7, 2018.
(15) Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 2, 2016 (File No. 001-37700).
(16) Incorporated by reference to Exhibit 10.15 in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 28, 2024 (File No. 001-37700).
(17) Incorporated by reference to Exhibit 10.17 in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 28, 2024 (File No. 001-37700).
(18) Incorporated by reference to Exhibit 97.1 in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 28, 2024 (File No. 001-37700).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NICOLET BANKSHARES, INC.

February 25, 2025	By:	/s/ Michael E. Daniels
Michael E. Daniels, President and Chief Executive Officer
Know all men by these presents, that each person whose signature appears below constitutes and appoints Micheal E. Daniels and H. Phillip Moore, Jr., or either of them, as attorney-in-fact, with each having the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
February 25, 2025

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