Form 10-Q
period 2025-03-31
NICOLET BANKSHARES INC
filed 2025-04-29
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2025 there were 15,079,193 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
March 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$105,085	$115,943
Interest-earning deposits	467,095	420,104
Cash and cash equivalents	572,180	536,047
Securities available for sale (“AFS”), at fair value	838,105	806,415
Other investments	58,627	62,125
Loans held for sale	8,092	7,637
Loans	6,745,598	6,626,584
Allowance for credit losses - loans (“ACL-Loans”)	(67,480)	(66,322)
Loans, net	6,678,118	6,560,262
Premises and equipment, net	125,274	126,979
Bank owned life insurance (“BOLI”)	187,902	186,448
Goodwill and other intangibles, net	386,588	388,140
Accrued interest receivable and other assets	120,336	122,742
Total assets	$8,975,222	$8,796,795

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$1,689,129	$1,791,228
Interest-bearing deposits	5,883,061	5,612,456
Total deposits	7,572,190	7,403,684
Short-term borrowings	—	—
Long-term borrowings	156,563	161,387
Accrued interest payable and other liabilities	63,201	58,826
Total liabilities	7,791,954	7,623,897

Stockholders’ Equity:
Common stock	152	154
Additional paid-in capital	630,340	655,540
Retained earnings	594,068	565,772
Accumulated other comprehensive income (loss)	(41,292)	(48,568)
Total stockholders’ equity	1,183,268	1,172,898
Total liabilities and stockholders’ equity	$8,975,222	$8,796,795

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	15,149,341	15,356,785
Common shares issued	15,247,941	15,450,298
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Interest income:
Loans, including loan fees	$100,666	$93,648
Investment securities:
Taxable	5,560	4,557
Tax-exempt	1,049	1,238
Other interest income	5,466	4,588
Total interest income	112,741	104,031
Interest expense:
Deposits	39,465	38,990
Short-term borrowings	—	—
Long-term borrowings	2,070	2,234
Total interest expense	41,535	41,224
Net interest income	71,206	62,807
Provision for credit losses	1,500	750
Net interest income after provision for credit losses	69,706	62,057
Noninterest income:
Wealth management fee income	6,975	6,485
Mortgage income, net	1,926	1,364
Service charges on deposit accounts	2,025	1,581
Card interchange income	3,337	3,098
BOLI income	1,420	1,347
Deferred compensation plan asset market valuations	45	59
LSR income, net	1,057	1,134
Asset gains (losses), net	(354)	1,909
Other income	1,792	2,445
Total noninterest income	18,223	19,422
Noninterest expense:
Personnel	26,521	26,510
Occupancy, equipment and office	9,330	8,944
Business development and marketing	2,100	2,142
Data processing	4,525	4,270
Intangibles amortization	1,552	1,833
FDIC assessments	940	1,033
Other expense	2,819	2,415
Total noninterest expense	47,787	47,147
Income before income tax expense	40,142	34,332
Income tax expense	7,550	6,542
Net income	$32,592	$27,790
Earnings per common share:
Basic	$2.14	$1.86
Diluted	$2.08	$1.82
Weighted average common shares outstanding:
Basic	15,256,377	14,907,124
Diluted	15,646,661	15,249,179
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$32,592	$27,790
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	9,213	(1,770)
Net realized (gains) losses included in income	(3)	(968)
Income tax (expense) benefit	(1,934)	501
Total other comprehensive income (loss)	7,276	(2,237)
Comprehensive income (loss)	$39,868	$25,553
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2024	$154	$655,540	$565,772	$(48,568)	$1,172,898
Comprehensive income:
Net income, three months ended March 31, 2025	—	—	32,592	—	32,592
Other comprehensive income (loss)	—	—	—	7,276	7,276
Stock-based compensation expense	—	1,464	—	—	1,464
Cash dividends on common stock, $0.28 per share	—	—	(4,296)	—	(4,296)
Exercise of stock options, net	—	(656)	—	—	(656)
Issuance of common stock	—	37	—	—	37
Purchase and retirement of common stock	(2)	(26,045)	—	—	(26,047)
Balances at March 31, 2025	$152	$630,340	$594,068	$(41,292)	$1,183,268
Balances at December 31, 2023	$149	$633,770	$458,261	$(53,173)	$1,039,007
Comprehensive income:
Net income, three months ended March 31, 2024	—	—	27,790	—	27,790
Other comprehensive income (loss)	—	—	—	(2,237)	(2,237)
Stock-based compensation expense	—	1,381	—	—	1,381
Cash dividends on common stock, $0.25 per share	—	—	(3,756)	—	(3,756)
Exercise of stock options, net	—	1,268	—	—	1,268
Issuance of common stock	—	202	—	—	202
Balances at March 31, 2024	$149	$636,621	$482,295	$(55,410)	$1,063,655
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net income	$32,592	$27,790
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	3,864	4,797
Provision for credit losses	1,500	750
Increase in cash surrender value of life insurance	(1,420)	(1,347)
Stock-based compensation expense	1,464	1,381
Asset (gains) losses, net	354	(1,909)
Gain on sale of loans held for sale, net	(1,417)	(1,090)
Proceeds from sale of loans held for sale	39,333	29,261
Origination of loans held for sale	(38,881)	(29,360)
Net change in accrued interest receivable and other assets	24	3,032
Net change in accrued interest payable and other liabilities	4,375	(9,923)
Net cash provided by (used in) operating activities	41,788	23,382
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(118,276)	(42,188)
Purchases of securities AFS	(39,244)	(48,042)
Proceeds from sales of securities AFS	585	4,987
Proceeds from calls and maturities of securities AFS	15,677	39,009
Purchases of other investments	(770)	(230)
Proceeds from sales of other investments	4,164	1,360
Net (increase) decrease in premises and equipment	(463)	(3,325)
Net (increase) decrease in other real estate and other assets	128	(596)
Net cash provided by (used in) investing activities	(138,199)	(49,025)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	168,506	(32,068)
Repayments of long-term borrowings	(5,000)	(4,010)
Purchase and retirement of common stock	(26,047)	—
Cash dividends paid on common stock	(4,296)	(3,756)
Proceeds from issuance of common stock	37	202
Proceeds from exercise of stock options	(656)	1,268
Net cash provided by (used in) financing activities	132,544	(38,364)
Net increase (decrease) in cash and cash equivalents	36,133	(64,007)
Cash and cash equivalents:
Beginning	536,047	491,431
Ending *	$572,180	$427,424
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$41,260	$41,267
Cash paid for taxes	—	50
Transfer of loans and bank premises to other real estate owned	395	27
Capitalized mortgage servicing rights	510	327
* There was no restricted cash in cash and cash equivalents at either March 31, 2025 or March 31, 2024.
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
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Critical Accounting Policies and Estimates
Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Material estimates may be used in accounting for, among other items, the allowance for credit losses, valuation of loans in acquisition transactions, useful lives for depreciation and amortization, fair value of financial instruments, impairment calculations, valuation of deferred tax assets, uncertain income tax positions, and contingencies. These estimates and assumptions are based on management’s knowledge of historical experience, current information, and other factors deemed to be relevant; accordingly, as this information changes, actual results could differ from those estimates. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes in applicable banking or tax regulations, and changes to deferred tax estimates. Nicolet considers accounting estimates to be critical to reported financial results if the accounting estimate requires management to make assumptions about matters that are highly uncertain and different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the financial statements. The accounting estimate we consider to be critical is the determination of the allowance for credit losses.
There have been no material changes or developments with respect to the assumptions or methodologies that the Company uses when applying critical accounting policies and developing critical accounting estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU expands segment disclosure requirements for public entities to include disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The updated guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024, and did not have a material impact on the consolidated financial statements. See Note 10 for the new interim segment disclosures.

Future Accounting Pronouncements
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation table, as well as income taxes paid disaggregated by jurisdiction. These expanded disclosures will allow investors to better assess how an entity’s overall operations, including the related tax risks, tax planning, and operational opportunities, affect its income tax rate and prospects for future cash flows. The updated guidance is effective for annual periods beginning after December 15, 2024, and is not expected to have a material impact on the consolidated financial statements.

Reclassifications
Certain amounts in the 2024 consolidated financial statements have been reclassified to conform to the 2025 presentation, namely Certificates of deposit in other banks has been consolidated into Other investments on the consolidated balance sheets. This reclassification was not material and did not impact any other previously reported financial statement line items.

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

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Net income	$32,592	$27,790
Weighted average common shares outstanding	15,256	14,907
Effect of dilutive common stock awards	391	342
Diluted weighted average common shares outstanding	15,647	15,249
Basic earnings per common share*	$2.14	$1.86
Diluted earnings per common share*	$2.08	$1.82
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
For the three months ended March 31, 2025, options to purchase less than 0.1 million shares were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. For the three months ended March 31, 2024, options to purchase approximately 0.6 million shares were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.

Note 3 – Stock-Based Compensation
The Company may grant stock options and restricted stock awards under its stock-based compensation plans to certain officers, employees, and directors. These plans are administered by a committee of the Board of Directors, and at March 31, 2025, approximately 0.5 million shares were available for grant under these stock-based compensation plans.
A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants for the three months ended March 31, 2024 were as follows. There were no stock options granted for the three months ended March 31, 2025.

Three Months Ended March 31, 2024
Dividend yield	1.3%
Expected volatility	30%
Risk-free interest rate	4.31%
Expected average life	7 years
Weighted average per share fair value of options	$27.67

The Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2024	1,162,229	$69.16
Granted	—	—
Exercise of stock options *	(59,300)	55.53
Forfeited	(11,800)	80.14
Outstanding - March 31, 2025	1,091,129	$69.78	5.2	$42,756
Exercisable - March 31, 2025	767,258	$66.23	4.4	$32,787
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the three months ended March 31, 2025, 33,688 such shares were withheld by the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the three months ended March 31, 2025 and 2024 was approximately $3.6 million and $1.5 million, respectively.
The Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2024	$92.84	93,513
Granted	116.11	5,500
Vested *	102.50	(233)
Forfeited	109.82	(180)
Outstanding - March 31, 2025	$94.08	98,600
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable withholding at the minimum statutory withholding rate, and accordingly 82 shares were surrendered for the three months ended March 31, 2025.
The Company recognized approximately $1.5 million and $1.4 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for the three months ended March 31, 2025 and 2024, respectively, associated with its common stock awards granted to officers and employees. As of March 31, 2025, there was approximately $14.6 million of unrecognized compensation cost related to equity award grants, which is expected to be recognized over the remaining vesting period of approximately three years. The Company recognized a tax benefit of approximately $0.6 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

Note 4 – Securities and Other Investments
Securities
Securities are classified as AFS on the consolidated balance sheets at the time of purchase. AFS securities include those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, and are carried at fair value on the consolidated balance sheets. Premiums and discounts on investment securities are amortized or accreted into interest income over the estimated life of the related securities using the effective interest method.

The amortized cost and fair value of securities AFS are summarized as follows.

	March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$15,748	$—	$1,452	$14,296
U.S. government agency securities	5,178	—	32	5,146
State, county and municipals	303,557	66	25,083	278,540
Mortgage-backed securities	485,715	2,533	28,928	459,320
Corporate debt securities	85,140	56	4,393	80,803
Total securities AFS	$895,338	$2,655	$59,888	$838,105

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$15,795	$—	$1,767	$14,028
U.S. government agency securities	5,563	—	43	5,520
State, county and municipals	310,931	116	26,344	284,703
Mortgage-backed securities	455,386	1,101	34,534	421,953
Corporate debt securities	85,183	—	4,972	80,211
Total securities AFS	$872,858	$1,217	$67,660	$806,415
Proceeds and realized gains or losses from the sale of AFS securities were as follows.

	Three Months Ended March 31,
(in thousands)	2025	2024
Securities AFS:
Gross gains	$3	$1,038
Gross losses	—	(70)
Gains (losses) on sales of securities AFS, net	$3	$968
Proceeds from sales of securities AFS	$585	$4,987
All mortgage-backed securities included in the securities portfolio were issued by U.S. government agencies and corporations. Investment securities with a carrying value of $416 million and $355 million, as of March 31, 2025 and December 31, 2024, respectively, were pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Accrued interest on investment securities totaled $5 million at both March 31, 2025 and December 31, 2024, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	March 31, 2025
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$14,296	$1,452	$14,296	$1,452	1
U.S. government agency securities	1,493	2	3,653	30	5,146	32	10
State, county and municipals	35,538	1,415	232,446	23,668	267,984	25,083	518
Mortgage-backed securities	29,231	473	249,336	28,455	278,567	28,928	398
Corporate debt securities	4,584	28	66,164	4,365	70,748	4,393	46
Total	$70,846	$1,918	$565,895	$57,970	$636,741	$59,888	973

	December 31, 2024
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$14,028	$1,767	$14,028	$1,767	1
U.S. government agency securities	1,918	11	3,602	32	5,520	43	10
State, county and municipals	43,565	1,497	228,355	24,847	271,920	26,344	528
Mortgage-backed securities	79,899	1,105	252,612	33,429	332,511	34,534	429
Corporate debt securities	7,048	63	68,332	4,909	75,380	4,972	50
Total	$132,430	$2,676	$566,929	$64,984	$699,359	$67,660	1,018
As of March 31, 2025 and December 31, 2024, no allowance for credit losses on AFS securities was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these AFS securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.
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

As of March 31, 2025	Securities AFS
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$13,585	$13,519
Due in one year through five years	147,283	137,777
Due after five years through ten years	161,016	147,863
Due after ten years	87,739	79,626
	409,623	378,785
Mortgage-backed securities	485,715	459,320
Total investment securities	$895,338	$838,105

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

	March 31, 2025	December 31, 2024
(in thousands)	Amount	Amount
Federal Reserve Bank stock	$33,380	$33,335
Federal Home Loan Bank (“FHLB”) stock	6,000	9,674
Equity securities with readily determinable fair values	8,613	8,610
Other investments	10,634	10,506
Total other investments	$58,627	$62,125

Note 5 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	March 31, 2025		December 31, 2024
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,409,320	21%	$1,319,763	20%
Owner-occupied commercial real estate (“CRE”)	949,107	14	940,367	14
Agricultural	1,329,807	20	1,322,038	20
CRE investment	1,225,490	18	1,221,826	18
Construction & land development	273,007	4	239,694	4
Residential construction	91,321	1	96,110	1
Residential first mortgage	1,194,116	18	1,196,158	18
Residential junior mortgage	235,096	3	234,634	4
Retail & other	38,334	1	55,994	1
Loans	6,745,598	100%	6,626,584	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	67,480		66,322
Loans, net	$6,678,118		$6,560,262
Allowance for credit losses - Loans to loans	1.00%		1.00%
Accrued interest on loans totaled $20 million at both March 31, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.
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

A roll forward of the allowance for credit losses - loans is summarized as follows.

	Three Months Ended		Year Ended
(in thousands)	March 31, 2025	March 31, 2024	December 31, 2024
Beginning balance	$66,322	$63,610	$63,610
Provision for credit losses	1,500	750	3,750
Charge-offs	(388)	(216)	(1,493)
Recoveries	46	203	455
Net (charge-offs) recoveries	(342)	(13)	(1,038)
Ending balance	$67,480	$64,347	$66,322
The following tables present the balance and activity in the ACL-Loans by portfolio segment.

	Three Months Ended March 31, 2025
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$16,147	$5,362	$9,957	$14,616	$2,658	$1,234	$12,590	$2,827	$931	$66,322
Provision	1,468	168	88	51	308	(71)	(164)	(7)	(341)	1,500
Charge-offs	(47)	(189)	(65)	—	—	—	(13)	(2)	(72)	(388)
Recoveries	7	17	—	—	—	—	—	1	21	46
Net (charge-offs) recoveries	(40)	(172)	(65)	—	—	—	(13)	(1)	(51)	(342)
Ending balance	$17,575	$5,358	$9,980	$14,667	$2,966	$1,163	$12,413	$2,819	$539	$67,480
As % of ACL-Loans	26%	8%	15%	22%	4%	2%	18%	4%	1%	100%

	Year Ended December 31, 2024
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$15,225	$9,082	$12,629	$12,693	$2,440	$916	$7,320	$2,098	$1,207	$63,610
Provision	1,789	(3,844)	(2,672)	1,923	218	318	5,237	720	61	3,750
Charge-offs	(918)	(120)	—	—	—	—	—	—	(455)	(1,493)
Recoveries	51	244	—	—	—	—	33	9	118	455
Net (charge-offs) recoveries	(867)	124	—	—	—	—	33	9	(337)	(1,038)
Ending balance	$16,147	$5,362	$9,957	$14,616	$2,658	$1,234	$12,590	$2,827	$931	$66,322
As % of ACL-Loans	24%	8%	15%	22%	4%	2%	19%	4%	2%	100%
The ACL-Loans represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date. To assess the appropriateness of the ACL-Loans, management applies a methodology which focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect expected credit losses. Assessing these numerous factors involves significant judgment.
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

Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in accrued interest payable and other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The reserve for unfunded commitments was $3.0 million at both March 31, 2025 and December 31, 2024.
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

	Three Months Ended		Year Ended
(in thousands)	March 31, 2025	March 31, 2024	December 31, 2024
Provision for credit losses on:
Loans	$1,500	$750	$3,750
Unfunded commitments	—	—	100
Investment securities	—	—	—
Total	$1,500	$750	$3,850

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

March 31, 2025	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$8,302	$8,302	$3,739	$4,563	$1,084
Owner-occupied CRE	3,286	—	3,286	2,928	358	23
Agricultural	5,833	3,662	9,495	9,495	—	—
CRE investment	1,190	—	1,190	582	608	75
Construction & land development	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	124	—	124	124	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	12	12	12	—	—
Total loans	$10,433	$11,976	$22,409	$16,880	$5,529	$1,182

December 31, 2024	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$7,788	$7,788	$4,047	$3,741	$723
Owner-occupied CRE	3,744	—	3,744	3,378	366	49
Agricultural	5,964	3,740	9,704	9,704	—	—
CRE investment	1,488	—	1,488	1,488	—	—
Construction & land development	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	242	—	242	242	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	14	14	—	14	1
Total loans	$11,438	$11,542	$22,980	$18,859	$4,121	$773

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	March 31, 2025
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$137	$8,741	$1,400,442	$1,409,320
Owner-occupied CRE	311	4,399	944,397	949,107
Agricultural	360	9,853	1,319,594	1,329,807
CRE investment	—	1,293	1,224,197	1,225,490
Construction & land development	25	—	272,982	273,007
Residential construction	—	—	91,321	91,321
Residential first mortgage	4,737	3,535	1,185,844	1,194,116
Residential junior mortgage	306	394	234,396	235,096
Retail & other	366	110	37,858	38,334
Total loans	$6,242	$28,325	$6,711,031	$6,745,598
Percent of total loans	0.1%	0.4%	99.5%	100.0%

	December 31, 2024
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$693	$8,534	$1,310,536	$1,319,763
Owner-occupied CRE	177	4,547	935,643	940,367
Agricultural	—	9,969	1,312,069	1,322,038
CRE investment	—	1,688	1,220,138	1,221,826
Construction & land development	67	—	239,627	239,694
Residential construction	291	—	95,819	96,110
Residential first mortgage	3,989	3,370	1,188,799	1,196,158
Residential junior mortgage	333	185	234,116	234,634
Retail & other	237	126	55,631	55,994
Total loans	$5,787	$28,419	$6,592,378	$6,626,584
Percent of total loans	0.1%	0.4%	99.5%	100.0%

The following table presents nonaccrual loans by portfolio segment.

	March 31, 2025		December 31, 2024
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$8,741	31%	$8,534	30%
Owner-occupied CRE	4,399	16	4,547	16
Agricultural	9,853	35	9,969	35
CRE investment	1,293	5	1,688	6
Construction & land development	—	—	—	—
Residential construction	—	—	—	—
Residential first mortgage	3,535	12	3,370	12
Residential junior mortgage	394	1	185	1
Retail & other	110	—	126	—
Nonaccrual loans	$28,325	100%	$28,419	100%
Percent of total loans	0.4%		0.4%

Credit Quality Information:
The following tables present total loans by risk categories and year of origination, as well as gross charge-offs by year of origination. Acquired loans have been included based upon the actual origination date.

March 31, 2025	Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$117,587	$191,500	$141,365	$153,627	$106,845	$106,917	$456,042	$—	$1,273,883
Grade 5	2,536	1,762	8,023	9,371	10,102	8,840	40,153	—	80,787
Grade 6	12,188	964	1,296	—	—	262	6,838	—	21,548
Grade 7	—	302	2,337	4,078	1,101	6,223	19,061	—	33,102
Total	$132,311	$194,528	$153,021	$167,076	$118,048	$122,242	$522,094	$—	$1,409,320
Current period gross charge-offs	$—	$—	$—	$(47)	$—	$—	$—	$—	$(47)
Owner-occupied CRE
Grades 1-4	$45,082	$90,785	$94,154	$153,127	$144,685	$330,674	$3,132	$—	$861,639
Grade 5	—	13,299	3,878	9,031	9,437	21,956	—	—	57,601
Grade 6	—	1,650	—	—	—	6,747	50	—	8,447
Grade 7	—	340	3,760	2,351	6,148	8,821	—	—	21,420
Total	$45,082	$106,074	$101,792	$164,509	$160,270	$368,198	$3,182	$—	$949,107
Current period gross charge-offs	$—	$—	$—	$—	$—	$(189)	$—	$—	$(189)
Agricultural
Grades 1-4	$21,852	$217,165	$149,235	$257,946	$124,410	$205,894	$253,623	$—	$1,230,125
Grade 5	2,477	8,208	4,468	3,453	1,852	23,072	12,367	—	55,897
Grade 6	100	962	673	162	—	6,184	1,641	—	9,722
Grade 7	300	613	2,510	6,291	6,008	14,125	4,216	—	34,063
Total	$24,729	$226,948	$156,886	$267,852	$132,270	$249,275	$271,847	$—	$1,329,807
Current period gross charge-offs	$—	$(65)	$—	$—	$—	$—	$—	$—	$(65)
CRE investment
Grades 1-4	$29,200	$107,349	$54,211	$244,583	$234,060	$513,398	$7,738	$—	$1,190,539
Grade 5	—	1,726	1,945	3,566	5,897	19,393	15	—	32,542
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	1,000	—	—	1,409	—	—	2,409
Total	$29,200	$109,075	$57,156	$248,149	$239,957	$534,200	$7,753	$—	$1,225,490
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$14,141	$114,264	$36,484	$39,700	$45,626	$13,786	$2,209	$—	$266,210
Grade 5	—	1,088	42	1,889	3,050	485	—	—	6,554
Grade 6	—	—	—	173	—	—	—	—	173
Grade 7	—	—	—	70	—	—	—	—	70
Total	$14,141	$115,352	$36,526	$41,832	$48,676	$14,271	$2,209	$—	$273,007
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$3,884	$73,808	$6,422	$4,155	$1,685	$539	$828	$—	$91,321
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$3,884	$73,808	$6,422	$4,155	$1,685	$539	$828	$—	$91,321
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$34,747	$134,027	$170,052	$337,603	$213,941	$289,810	$208	$1	$1,180,389
Grade 5	—	625	317	1,549	1,177	3,595	—	—	7,263
Grade 6	—	—	—	—	68	70	—	—	138
Grade 7	—	42	178	1,810	1,362	2,934	—	—	6,326
Total	$34,747	$134,694	$170,547	$340,962	$216,548	$296,409	$208	$1	$1,194,116
Current period gross charge-offs	$—	$—	$—	$—	$—	$(13)	$—	$—	$(13)
Residential junior mortgage
Grades 1-4	$4,778	$11,388	$8,439	$4,911	$2,936	$8,563	$188,945	$4,453	$234,413
Grade 5	—	14	28	—	196	—	—	—	238
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	66	—	—	379	—	445
Total	$4,778	$11,402	$8,467	$4,977	$3,132	$8,563	$189,324	$4,453	$235,096
Current period gross charge-offs	$—	$—	$—	$—	$—	$(2)	$—	$—	$(2)
Retail & other
Grades 1-4	$1,416	$6,169	$4,003	$4,932	$2,838	$5,066	$13,795	$—	$38,219
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	7	87	—	20	1	—	—	115
Total	$1,416	$6,176	$4,090	$4,932	$2,858	$5,067	$13,795	$—	$38,334
Current period gross charge-offs	$—	$—	$—	$—	$—	$(14)	$(58)	$—	$(72)
Total loans	$290,288	$978,057	$694,907	$1,244,444	$923,444	$1,598,764	$1,011,240	$4,454	$6,745,598

December 31, 2024	Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$225,888	$156,368	$173,824	$123,601	$41,811	$84,687	$398,708	$—	$1,204,887
Grade 5	2,326	4,061	7,315	9,066	1,992	7,362	41,773	—	73,895
Grade 6	148	1,300	960	50	186	1,326	5,168	—	9,138
Grade 7	314	5,773	4,331	1,081	1,713	4,277	14,354	—	31,843
Total	$228,676	$167,502	$186,430	$133,798	$45,702	$97,652	$460,003	$—	$1,319,763
Current period gross charge-offs	$—	$(110)	$(68)	$(26)	$(58)	$(356)	$(300)	$—	$(918)
Owner-occupied CRE
Grades 1-4	$102,650	$101,966	$155,261	$151,051	$79,073	$271,425	$4,411	$—	$865,837
Grade 5	1,858	7,559	6,964	7,830	3,542	18,182	24	—	45,959
Grade 6	1,650	—	—	—	68	5,996	50	—	7,764
Grade 7	—	1,438	2,387	6,210	6,618	4,154	—	—	20,807
Total	$106,158	$110,963	$164,612	$165,091	$89,301	$299,757	$4,485	$—	$940,367
Current period gross charge-offs	$—	$—	$(90)	$—	$—	$(30)	$—	$—	$(120)
Agricultural
Grades 1-4	$201,827	$151,827	$262,806	$124,527	$71,710	$145,128	$270,147	$—	$1,227,972
Grade 5	8,396	5,441	3,531	4,047	1,678	23,111	9,618	—	55,822
Grade 6	1,314	—	—	—	—	1,790	1,044	—	4,148
Grade 7	785	2,541	6,388	6,085	468	13,693	4,136	—	34,096
Total	$212,322	$159,809	$272,725	$134,659	$73,856	$183,722	$284,945	$—	$1,322,038
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
CRE investment
Grades 1-4	$102,931	$53,725	$240,553	$238,275	$159,838	$347,836	$7,103	$—	$1,150,261
Grade 5	6,542	4,205	10,999	7,763	8,002	31,037	24	—	68,572
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	1,034	177	—	—	1,782	—	—	2,993
Total	$109,473	$58,964	$251,729	$246,038	$167,840	$380,655	$7,127	$—	$1,221,826
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$87,004	$42,684	$40,812	$46,413	$7,976	$7,409	$1,884	$—	$234,182
Grade 5	1,317	43	30	3,074	411	487	—	—	5,362
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	150	—	—	—	—	—	150
Total	$88,321	$42,727	$40,992	$49,487	$8,387	$7,896	$1,884	$—	$239,694
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$78,894	$9,307	$4,425	$1,706	$132	$429	$926	$—	$95,819
Grade 5	291	—	—	—	—	—	—	—	291
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$79,185	$9,307	$4,425	$1,706	$132	$429	$926	$—	$96,110
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$138,068	$174,494	$347,351	$219,376	$117,625	$184,004	$119	$1	$1,181,038
Grade 5	627	319	1,586	1,192	768	3,897	—	—	8,389
Grade 6	—	—	—	70	—	72	—	—	142
Grade 7	44	66	1,817	1,384	574	2,704	—	—	6,589
Total	$138,739	$174,879	$350,754	$222,022	$118,967	$190,677	$119	$1	$1,196,158
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential junior mortgage
Grades 1-4	$17,309	$8,998	$5,466	$2,757	$3,649	$5,608	$185,318	$4,933	$234,038
Grade 5	15	29	66	196	—	—	—	—	306
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	32	258	—	290
Total	$17,324	$9,027	$5,532	$2,953	$3,649	$5,640	$185,576	$4,933	$234,634
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Retail & other
Grades 1-4	$7,518	$4,469	$5,334	$3,273	$1,423	$4,477	$29,371	$—	$55,865
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	87	—	25	17	—	—	—	129
Total	$7,518	$4,556	$5,334	$3,298	$1,440	$4,477	$29,371	$—	$55,994
Current period gross charge-offs	$(2)	$(71)	$(8)	$(7)	$—	$(82)	$(285)	$—	$(455)
Total loans	$987,716	$737,734	$1,282,533	$959,052	$509,274	$1,170,905	$974,436	$4,934	$6,626,584

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
Modifications to Borrowers Experiencing Financial Difficulty:
The following table presents the amortized cost of loans that were made to borrowers experiencing financial difficulty and were modified during the three months ended March 31, 2025 and March 31, 2024, respectively, aggregated by portfolio segment and type of modification.

(in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Total	% of Total Loans
Three Months Ended March 31, 2025
Commercial & industrial	$2,920	$—	$—	$—	$2,920	0.21%
Owner-occupied CRE	—	—	—	—	—	—%
Agricultural	—	—	—	—	—	—%
CRE investment	—	—	—	—	—	—%
Total	$2,920	$—	$—	$—	$2,920	0.04%
Three Months Ended March 31, 2024
Commercial & industrial	$—	$—	$—	$—	$—	—%
Owner-occupied CRE	1,530	—	—	—	1,530	0.16%
Agricultural	—	—	—	—	—	—%
CRE investment	—	—	—	—	—	—%
Total	$1,530	$—	$—	$—	$1,530	0.02%
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
As of March 31, 2025 and December 31, 2024, there were no loans made to borrowers experiencing financial difficulty that were modified during the current period and subsequently defaulted, and there were no commitments to lend additional funds to such debtors.

Note 6 – Goodwill and Other Intangibles and Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life that would affect expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance of the underlying operations or assets which give rise to the intangible. Management also regularly monitors economic factors for potential impairment indications on the value of our franchise, stability of deposits, and the wealth client base, underlying our goodwill and other intangibles. Management concluded no impairment was indicated for the three months ended March 31, 2025 and the year ended December 31, 2024. A summary of goodwill and other intangibles was as follows.

(in thousands)	March 31, 2025	December 31, 2024
Goodwill	$367,387	$367,387
Core deposit intangibles	17,408	18,815
Customer list intangibles	1,793	1,938
Other intangibles	19,201	20,753
Goodwill and other intangibles, net	$386,588	$388,140

Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During first quarter 2024, Nicolet purchased a financial advisory book of business and established a corresponding customer list intangible. A summary of other intangible assets was as follows.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2025	December 31, 2024
Core deposit intangibles:
Gross carrying amount *	$56,588	$60,724
Accumulated amortization *	(39,180)	(41,909)
Net book value	$17,408	$18,815
Amortization during the period	$1,407	$6,297
Customer list intangibles:
Gross carrying amount	$6,173	$6,173
Accumulated amortization	(4,380)	(4,235)
Net book value	$1,793	$1,938
Additions during the period	$—	$650
Amortization during the period	$145	$579
*Core deposit intangibles of $4.1 million were fully amortized during 2024 and have been removed from both the gross carrying amount and accumulated amortization for 2025.

Servicing rights: The Company has a servicing rights asset related to certain agricultural and residential mortgage loans sold.
Agricultural loan servicing rights (“LSR”): The Company acquired an agricultural LSR asset in December 2021 which are being amortized over the estimated remaining loan service period.
Mortgage servicing rights (“MSR”): The Company sells originated residential mortgage loans into the secondary market and retains the right to service these sold loans. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date, with the amortization recorded in mortgage income, net, in the consolidated statements of income. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other assets in the consolidated balance sheets. The Company periodically evaluates its mortgage servicing rights asset for impairment. At each reporting date, impairment is assessed based on estimated fair value using estimated prepayment speeds of the underlying mortgage loans serviced and stratification based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate).
A summary of the changes in the servicing rights asset was as follows.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2025	December 31, 2024
Servicing rights asset at beginning of year	$18,954	$20,486
Capitalized servicing rights	510	2,750
Sale of servicing rights ^	(64)	—
Amortization during the period	(1,033)	(4,282)
Servicing rights asset at end of period	$18,367	$18,954
Valuation allowance at beginning of year	$(120)	$—
(Additions) / Reversals, net	79	(120)
Charge-offs ^	41	—
Valuation allowance at end of period	$—	$(120)
Servicing rights asset, net	$18,367	$18,834
Residential mortgage loans serviced for others	$1,606,143	$1,644,821
Agricultural loans serviced for others	$427,781	$438,954
^ During first quarter 2025, Nicolet sold mortgage servicing rights with a remaining carrying value of $64,000 for $23,000 and the difference of $41,000 was charged-off through the valuation allowance. These serviced loans had a remaining loan balance of approximately $30 million at the time of sale.
Estimated future amortization: The following table shows the estimated future amortization expense for amortizing intangible assets and servicing assets. The projections are based on existing asset balances, the current interest rate environment and estimated prepayment speeds as of March 31, 2025. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	Servicing rights asset
Year ending December 31,
2025 (remaining nine months)	$3,754	$434	$3,180
2026	3,983	379	3,501
2027	3,218	296	3,051
2028	2,622	296	2,679
2029	1,911	166	2,227
2030	1,219	166	1,640
Thereafter	701	56	2,089
Total	$17,408	$1,793	$18,367

Note 7 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. The Company did not have any short-term borrowings outstanding at either March 31, 2025 or December 31, 2024.
Long-Term Borrowings:
Long-term borrowings include any borrowing with an original maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	March 31, 2025	December 31, 2024
FHLB advances	$—	$5,000
Junior subordinated debentures	41,591	41,384
Subordinated notes	114,972	115,003
Total long-term borrowings	$156,563	$161,387
FHLB Advances: The Federal Home Loan Bank (“FHLB”) advance at December 31, 2024 had a fixed rate, required interest-only monthly payments, and matured in March 2025. The weighted average rate of the FHLB advance was 1.55% at December 31, 2024.
Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debenture. All the junior subordinated debentures are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. At March 31, 2025 and December 31, 2024, approximately $40 million and $39 million, respectively, of trust preferred securities qualify as Tier 1 capital.

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
In December 2021, as the result of an acquisition, Nicolet assumed $22 million in fixed-to-floating rate subordinated notes due in 2030, with a fixed annual interest rate of 7.00% for the first five years, and will reset quarterly thereafter to the then current SOFR plus 687.5 basis points. The Notes due in 2030 are redeemable beginning June 30, 2025, and quarterly thereafter on any interest payment date. Nicolet intends to redeem these notes when they become callable in June 2025. All Notes qualify as Tier 2 capital for regulatory purposes, and are discounted in accordance with regulations when the debt has five years or less remaining to maturity.

The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of March 31, 2025				As of December 31, 2024
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs (1)	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (2)	12/15/2035	5.99%	$10,310	$(2,126)	$8,184	6.05%	$8,134
Baylake Capital Trust II (3)	9/30/2036	5.91%	16,598	(2,642)	13,956	5.94%	13,897
First Menasha Statutory Trust (4)	3/17/2034	7.35%	5,155	(389)	4,766	7.40%	4,755
County Bancorp Statutory Trust II (5)	9/15/2035	6.09%	6,186	(561)	5,625	6.15%	5,586
County Bancorp Statutory Trust III (6)	6/15/2036	6.25%	6,186	(619)	5,567	6.31%	5,528
Fox River Valley Capital Trust (7)	5/30/2033	7.89%	3,610	(117)	3,493	7.89%	3,484
Total			$48,045	$(6,454)	$41,591		$41,384
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$92,750	$(262)	$92,488	3.13%	$92,436
County Subordinated Notes due 2030	6/30/2030	7.00%	22,400	84	22,484	7.00%	22,567
Total			$115,150	$(178)	$114,972		$115,003
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
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit	$2,019,216	$2,038,871
Financial standby letters of credit	20,459	15,683
Performance standby letters of credit	15,513	15,503
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
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the contractual amounts were $28 million and $23 million, respectively, at March 31, 2025. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale totaled $13 million and $12 million, respectively, at December 31, 2024. The net fair value of these mortgage derivatives combined was a net gain of $0.2 million and $0.1 million at March 31, 2025 and December 31, 2024, respectively.
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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
March 31, 2025
U.S. Treasury securities	$14,296	$—	$14,296	$—
U.S. government agency securities	5,146	—	5,146	—
State, county and municipals	278,540	—	277,609	931
Mortgage-backed securities	459,320	—	459,320	—
Corporate debt securities	80,803	—	75,038	5,765
Securities AFS	$838,105	$—	$831,409	$6,696
Other investments (equity securities)	$8,613	$8,613	$—	$—
Derivative assets	$383	$—	$219	$164
Derivative liabilities	$230	$—	$219	$11
December 31, 2024
U.S. Treasury securities	$14,028	$—	$14,028	$—
U.S. government agency securities	5,520	—	5,520	—
State, county and municipals	284,703	—	283,773	930
Mortgage-backed securities	421,953	—	421,027	926
Corporate debt securities	80,211	—	74,442	5,769
Securities AFS	$806,415	$—	$798,790	$7,625
Other investments (equity securities)	$8,610	$8,610	$—	$—
Derivative assets	$160	$—	$71	$89
Derivative liabilities	$71	$—	$71	$—
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the tables above.
Securities AFS and Equity Securities: Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds and mortgage-backed securities. At March 31, 2025 and December 31, 2024, it was determined that carrying value was the best approximation of fair value for the majority of these Level 3 securities, based primarily on the internal analysis on these securities.
Derivatives: The derivative assets and liabilities include interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale, which are considered derivative instruments (“mortgage derivatives”), as well as interest rate swaps with corresponding mirror interest rate swaps. The fair value of interest rate lock commitments are determined using the projected sale price of individual loans based on changes in the market interest rates, projected pull-through rates (the probability that an interest rate lock commitment will ultimately result in an originated loan), the reduction in the value of the applicant’s option due to the passage of time, and the remaining origination costs to be incurred based on management’s estimate of market costs. The fair value of forward commitments are determined using quoted prices of to-be-announced securities in active markets, or benchmarked to such securities. The mortgage derivative assets and liabilities are classified within Level 3 of the hierarchy. The fair value of the interest rate swap derivative assets and liabilities is determined using a discounted cash flow analysis of the expected cash flows of each derivative, which considers the contractual terms of the underlying derivative financial instrument and observable market-based inputs, such as interest rate curves. The interest rate swap derivative assets and liabilities are classified within Level 2 of the hierarchy.

The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Three Months Ended	Year Ended
Level 3 Fair Value Measurements:	March 31, 2025	December 31, 2024
Balance at beginning of year	$7,625	$6,063
Transfer in	—	2,004
Maturities / Paydowns	(926)	(527)
Unrealized gain / (loss)	(3)	85
Balance at end of period	$6,696	$7,625
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
March 31, 2025
Collateral dependent loans	$21,227	$—	$—	$21,227
MSR asset (disclosure)	15,996	—	—	15,996
December 31, 2024
Collateral dependent loans	$22,207	$—	$—	$22,207
MSR asset (disclosure)	17,182	—	—	17,182
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
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

March 31, 2025
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$572,180	$572,180	$572,180	$—	$—
Securities AFS	838,105	838,105	—	831,409	6,696
Other investments, including equity securities	58,627	58,621	8,613	41,083	8,925
Loans held for sale	8,092	8,325	—	8,325	—
Loans, net	6,678,118	6,442,240	—	—	6,442,240
MSR asset	11,927	15,996	—	—	15,996
LSR asset	6,440	6,440	—	—	6,440
Accrued interest receivable	26,157	26,157	26,157	—	—
Financial liabilities:
Deposits	$7,572,190	$7,573,979	$—	$—	$7,573,979
Long-term borrowings	156,563	149,313	—	—	149,313
Accrued interest payable	8,049	8,049	8,049	—	—

December 31, 2024
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$536,047	$536,047	$536,047	$—	$—
Securities AFS	806,415	806,415	—	798,790	7,625
Other investments	62,125	62,114	8,610	45,197	8,307
Loans held for sale	7,637	7,778	—	7,778	—
Loans, net	6,560,262	6,300,325	—	—	6,300,325
MSR asset	11,965	17,182	—	—	17,182
LSR asset	6,869	6,869	—	—	6,869
Accrued interest receivable	25,033	25,033	25,033	—	—
Financial liabilities:
Deposits	$7,403,684	$7,402,589	$—	$—	$7,402,589
Long-term borrowings	161,387	148,900	—	4,969	143,931
Accrued interest payable	7,774	7,774	7,774	—	—
The valuation methodologies for the financial instruments disclosed in the above table are described in Note 18, Fair Value Measurements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Note 10 – Segment Information
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
The banking segment derives revenue from customers by providing a broad array of loan and deposit products to businesses, consumers and government municipalities. Loan offerings include commercial and agricultural-based loans, as well as residential real estate and consumer loans. Deposit products include checking, savings, money market, and time deposits, as well as treasury management services, mobile banking, ATMs, and other deposit-related products and services
Accounting policies for the banking segment are the same as those described in Note 1, Nature of Business and Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The CODM assesses performance of the banking segment and decides how to allocate resources based on net income as reported in the Company’s consolidated statements of income. All categories of interest expense, provision for credit losses, and noninterest expense as disclosed in the Company’s consolidated statements of income are considered significant to the banking segment. For the three months ended March 31, 2025 and 2024, respectively, there were no adjustments or reconciling items between the banking segment net income and consolidated net income as presented in the consolidated statements of income.
The measure of segment assets is based on total assets as reported on the consolidated balance sheets. For the three months ended March 31, 2025, and the year ended December 31, 2024, respectively, there were no adjustments or reconciling items between the banking segment total assets and total assets as presented on the consolidated balance sheets.

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
Forward-Looking Statements
Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance, or with respect to expectations regarding the economic factors such as inflation and changes in interest rates. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements are neither statements of historical fact nor assurance of future performance and generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Forward-looking statements (including their underlying assumptions) should be viewed with caution. Investors should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those implied or anticipated by any forward-looking statements. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors, many of which are beyond Nicolet’s control, that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Item 1A, “Risk Factors” of Nicolet’s 2024 Annual Report on Form 10-K include, but are not necessarily limited to the following:
•strategic, market, operating, legal and regulatory risks, including the effects of legislative or regulatory developments affecting the financial industry generally or Nicolet specifically;
•economic, market, political and competitive forces affecting Nicolet’s banking and wealth management businesses;
•potential fluctuations or unanticipated changes in the interest rate environment, monetary or tax policy or general economic conditions, including interest rate changes made by the Federal Reserve and the related cash flow reassessments, which may reduce Nicolet’s net interest income, net interest margin, and / or the volumes and values of loans made or held as well as the value of other financial assets;
•potential difficulties in identifying and completing future merger or acquisition opportunities, as well as our ability to successfully expand and integrate any businesses we acquire;
•cybersecurity risks and the vulnerability of our network and online banking portals, and the systems or parties with whom we contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches that could adversely affect our business and financial performance or reputation;
•changes in accounting standards, rules and interpretations (including effects of assumptions underlying purchase accounting) and any resulting impact on Nicolet’s financial statements;
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
•adverse results (including judgments, costs, fines, reputational harm, inability to obtain necessary approvals and / or other negative effects) from current or future litigation, regulatory proceedings, examinations, investigations, or similar matters or developments related thereto;
•the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as inflation and recessions, weather events, climate change, natural disasters, epidemics and pandemics, war or terrorist activities, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and
•the risk that Nicolet’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements.

Overview
The following discussion is management’s analysis of Nicolet’s consolidated financial condition as of March 31, 2025 and December 31, 2024 and results of operations for the three-month periods ended March 31, 2025 and 2024. It should be read in conjunction with our audited consolidated financial statements included in Nicolet’s 2024 Annual Report on Form 10-K.

Table 1: Earnings Summary and Selected Financial Data

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2025	12/31/2024	9/30/2024	6/30/2024	3/31/2024
Results of operations:
Net interest income	$71,206	$71,550	$68,366	$65,342	$62,807
Provision for credit losses	1,500	1,000	750	1,350	750
Noninterest income	18,223	20,858	22,378	19,609	19,422
Noninterest expense	47,787	48,205	49,148	46,853	47,147
Income tax expense	7,550	8,723	8,330	7,475	6,542
Net income (GAAP)	$32,592	$34,480	$32,516	$29,273	$27,790
Earnings per common share (“EPS”):
Basic EPS	$2.14	$2.25	$2.16	$1.96	$1.86
Diluted EPS (GAAP)	$2.08	$2.19	$2.10	$1.92	$1.82
Adjusted Net Income and Diluted EPS (Non-GAAP):
Adjusted net income (Non-GAAP) (1)	$32,877	$34,069	$31,569	$28,777	$26,253
Adjusted diluted EPS (Non-GAAP) (1)	$2.10	$2.17	$2.04	$1.88	$1.72
Common Shares:
Basic weighted average	15,256	15,297	15,052	14,937	14,907
Diluted weighted average	15,647	15,710	15,479	15,276	15,249
Outstanding (period end)	15,149	15,357	15,104	14,946	14,931
Period-End Balances:
Loans	$6,745,598	$6,626,584	$6,556,840	$6,529,134	$6,397,617
Allowance for credit losses - loans	67,480	66,322	65,785	65,414	64,347
Total assets	8,975,222	8,796,795	8,637,118	8,557,017	8,446,662
Deposits	7,572,190	7,403,684	7,259,997	7,241,078	7,165,732
Stockholders’ equity (common)	1,183,268	1,172,898	1,149,327	1,091,413	1,063,655
Book value per common share	78.11	76.38	76.09	73.03	71.24
Tangible book value per common share (2)	52.59	51.10	50.29	46.84	44.91
Financial Ratios: (3)
Return on average assets	1.49%	1.57%	1.50%	1.39%	1.33%
Return on average common equity	11.21	11.79	11.57	11.00	10.66
Return on average tangible common equity (2)	16.70	17.71	17.77	17.36	17.07
Stockholders’ equity to assets	13.18	13.33	13.31	12.75	12.59
Tangible common equity to tangible assets (2)	9.28	9.33	9.21	8.57	8.33
(1) The adjusted net income and diluted EPS measures are non-GAAP financial measures that provide information that management believes is useful to investors in understanding our operating performance and trends, and also aids investors in the comparison of Nicolet’s financial performance to the financial performance of peer banks. See section “Non-GAAP Financial Measures” below for a reconciliation of these financial measures.
(2) The ratios of tangible book value per common share, return on average tangible common equity, and tangible common equity to tangible assets are non-GAAP financial measures that exclude goodwill and other intangibles, net. These non-GAAP financial ratios have been included as management considers them to be useful metrics to analyze and evaluate our financial condition and capital strength. See section “Non-GAAP Financial Measures” below for a reconciliation of these financial measures.
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
Table 1A: Reconciliation of Non-GAAP Financial Measures

	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2025	12/31/2024	9/30/2024	6/30/2024	3/31/2024
Adjusted net income reconciliation: (1)
Net income (GAAP)	$32,592	$34,480	$32,516	$29,273	$27,790
Adjustments:
Assets (gains) losses, net (2)	354	(510)	(1,177)	(616)	(1,909)
Adjustments subtotal	354	(510)	(1,177)	(616)	(1,909)
Tax on Adjustments (3)	69	(99)	(230)	(120)	(372)
Adjusted net income (Non-GAAP)	$32,877	$34,069	$31,569	$28,777	$26,253
Diluted EPS:
Diluted EPS (GAAP)	$2.08	$2.19	$2.10	$1.92	$1.82
Adjusted Diluted EPS (Non-GAAP)	$2.10	$2.17	$2.04	$1.88	$1.72
Tangible assets: (4)
Total assets	$8,975,222	$8,796,795	$8,637,118	$8,557,017	$8,446,662
Goodwill and other intangibles, net	386,588	388,140	389,727	391,421	393,183
Tangible assets	$8,588,634	$8,408,655	$8,247,391	$8,165,596	$8,053,479
Tangible common equity: (4)
Stockholders’ equity (common)	$1,183,268	$1,172,898	$1,149,327	$1,091,413	$1,063,655
Goodwill and other intangibles, net	386,588	388,140	389,727	391,421	393,183
Tangible common equity	$796,680	$784,758	$759,600	$699,992	$670,472
Tangible average common equity: (4)
Average stockholders’ equity (common)	$1,178,868	$1,163,477	$1,118,242	$1,070,379	$1,048,596
Average goodwill and other intangibles, net	387,260	388,824	390,453	392,171	393,961
Average tangible common equity	$791,608	$774,653	$727,789	$678,208	$654,635
(1) The adjusted net income measure and related reconciliation provide information useful to investors in understanding the operating performance and trends of Nicolet and also to aid investors in the comparison of Nicolet’s financial performance to the financial performance of peer banks.
(2) Includes the gains /(losses) on other assets and investments.
(3) Assumes an effective tax rate of 19.5%.
(4) The ratios of tangible book value per common share, return on average tangible common equity, and tangible common equity to tangible assets exclude goodwill and other intangibles, net. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength.

Performance Summary
Nicolet recognized a net income of $33 million (or earnings per diluted common share of $2.08) for first quarter 2025, compared to net income of $34 million (or earnings per diluted common share of $2.19) for fourth quarter 2024, and net income of $28 million (or earnings per diluted common share of $1.82) for first quarter 2024.
•At March 31, 2025, period end assets were $9.0 billion, an increase of $178 million (2%) from December 31, 2024, mostly from loan growth.

•At March 31, 2025, loans were $6.7 billion, an increase of $119 million (2%) from December 31, 2024, mostly in commercial and industrial loans. For additional information regarding loans, see “BALANCE SHEET ANALYSIS — Loans.”
•Total deposits were $7.6 billion at March 31, 2025, an increase of $169 million (2%) from December 31, 2024, including a $107 million increase in brokered deposits and a $62 million increase in customer (core) deposits. For additional information regarding deposits, see “BALANCE SHEET ANALYSIS – Deposits.”
•The net interest margin was 3.58% for first quarter 2025, 25 bps higher than the comparable 2024 period. The yield on earning assets increased 17 bps to 5.67%, while the cost of funds decreased 18 bps to 2.83%. Net interest income increased $8.4 million (13%) over first quarter 2024, including a $8.7 million increase in interest income offset by a $0.3 million increase in interest expense. For additional information regarding net interest income, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”
•Noninterest income was $18.2 million for first quarter 2025, $1.2 million lower than first quarter 2024, largely due to changes in asset gains (losses). Noninterest income excluding net asset gains (losses) for first quarter 2025 was $18.6 million, a $1.1 million (6%) increase over first quarter 2024. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”
•Noninterest expense was $47.8 million for first quarter 2025, an increase of $0.6 million (1%) over first quarter 2024. Personnel costs were minimally changed, while non-personnel expenses combined increased $0.6 million compared to first quarter 2024. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Three Months Ended March 31,
	2025			2024
(in thousands)	Average Balance	Interest	Average Yield / Rate *	Average Balance	Interest	Average Yield / Rate *
ASSETS
Interest-earning assets
Total loans (1)(2)	$6,710,206	$100,804	6.08%	$6,398,838	$93,744	5.89%
Investment securities:
Taxable	728,913	5,560	3.05%	686,742	4,557	2.65%
Tax-exempt (2)	157,097	1,391	3.54%	198,033	1,640	3.31%
Total investment securities	886,010	6,951	3.14%	884,775	6,197	2.80%
Other interest-earning assets	482,781	5,466	4.58%	345,507	4,588	5.34%
Total non-loan earning assets	1,368,791	12,417	3.65%	1,230,282	10,785	3.51%
Total interest-earning assets	8,078,997	$113,221	5.67%	7,629,120	$104,529	5.50%
Other assets, net	770,415			751,475
Total assets	$8,849,412			$8,380,595
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$783,650	$2,410	1.25%	$758,698	$2,458	1.30%
Interest-bearing demand	1,026,728	4,411	1.74%	897,919	3,828	1.71%
Money market accounts (“MMA”)	1,993,175	11,966	2.43%	1,931,576	13,866	2.89%
Core time deposits	1,197,982	11,996	4.06%	1,076,477	11,104	4.15%
Total interest-bearing core deposits	5,001,535	30,783	2.50%	4,664,670	31,256	2.69%
Brokered deposits	790,460	8,682	4.45%	680,124	7,734	4.57%
Total interest-bearing deposits	5,791,995	39,465	2.76%	5,344,794	38,990	2.93%
Wholesale funding	161,088	2,070	5.21%	165,088	2,234	5.44%
Total interest-bearing liabilities	5,953,083	41,535	2.83%	5,509,882	41,224	3.01%
Noninterest-bearing demand	1,654,112			1,768,177
Other liabilities	63,349			53,940
Stockholders’ equity	1,178,868			1,048,596
Total liabilities and stockholders’ equity	$8,849,412			$8,380,595
Net interest income and rate spread		$71,686	2.84%		$63,305	2.49%
Tax-equivalent adjustment & net free funds		480	0.74%		498	0.84%
Net interest income and net interest margin		$71,206	3.58%		$62,807	3.33%
Loan purchase accounting accretion (3)		$1,475	0.09%		$1,527	0.09%
Loan nonaccrual interest (4)		$(304)	(0.02)%		$(241)	(0.02)%
* During fourth quarter 2024, Nicolet changed the annualization methodology utilized for the calculation of net interest margin from actual / 360 to actual / actual to be more consistent with the methodology used by peer banks and to cause quarterly results to be more consistent with actual results. Prior periods have been restated for this change in methodology. There was no change to the reported average balances or interest recognized.
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

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended March 31, 2025 Compared to March 31, 2024:
	Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)
Interest-earning assets
Total loans (2) (3)	$4,692	$2,368	$7,060
Investment securities:
Taxable	284	719	1,003
Tax-exempt (3)	(363)	114	(249)
Total investment securities	(79)	833	754
Other interest-earning assets	1,554	(676)	878
Total non-loan earning assets	1,475	157	1,632
Total interest-earning assets	$6,167	$2,525	$8,692
Interest-bearing liabilities
Savings	$76	$(124)	$(48)
Interest-bearing demand	554	29	583
MMA	371	(2,271)	(1,900)
Core time deposits	1,216	(324)	892
Total interest-bearing core deposits	2,217	(2,690)	(473)
Brokered deposits	1,212	(264)	948
Total interest-bearing deposits	3,429	(2,954)	475
Wholesale funding	(52)	(112)	(164)
Total interest-bearing liabilities	3,377	(3,066)	311
Net interest income	$2,790	$5,591	$8,381
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

At the beginning of 2024, the Federal Funds range was 5.25% to 5.50%. The Federal Reserve decreased short-term interest rates a total of 100 bps during the second half of 2024, resulting in a Federal Funds range of 4.25% to 4.50% at December 31, 2024. There were no changes to the Federal Funds range during first quarter 2025.
Tax-equivalent net interest income was $72 million for the three months ended March 31, 2025, an increase of $8 million (13%) over the three months ended March 31, 2024. The $8 million increase in tax-equivalent net interest income was attributable to favorable rates (which added $6 million to net interest income), as well as favorable volumes.
Average interest-earning assets increased $450 million (6%) to $8.1 billion over the comparable 2024 period, due primarily to loan growth. Between the comparable three-month periods, average loans increased $311 million (5%), mainly from organic loan growth. Average investment securities were minimally changed (up $1 million) between the comparable three-month periods, while other interest-earning assets increased $137 million (mostly cash). The mix of average interest-earning assets was 83% loans, 11% investments and 6% other interest-earning assets (mostly cash) for first quarter 2025, compared to 84%, 12% and 4%, respectively, for first quarter 2024.
Average interest-bearing liabilities were $6.0 billion for the first three months of 2025, an increase of $443 million (8%) over the first three months of 2024. Average interest-bearing core deposits increased $337 million and average brokered deposits increased $110 million between the comparable three-month periods, reflecting growth in higher cost deposit products and a shift in funding strategy. Wholesale funding decreased $4 million between the comparable three-month periods. The mix of average interest-bearing liabilities was 84% core deposits, 13% brokered deposits and 3% wholesale funding for first quarter 2025, compared to 85%, 12%, and 3%, respectively, for first quarter 2024.
The interest rate spread increased 35 bps between the comparable three-month periods, mostly from the repricing of new and renewed loans. The loan yield improved 19 bps to 6.08% between the comparable three-month periods, largely due to the repricing of new and renewed loans, and the yield on investment securities increased 34 bps to 3.14%, while the yield on other interest-earning assets (mostly cash) decreased 76 bps to 4.58%, consistent with the Federal Reserve interest rate cuts in 2024. The cost of interest-bearing liabilities decreased 18 bps to 2.83% for the first three months of 2025, mostly due to lower deposit costs. As a result, the tax-equivalent net interest margin was 3.58% for first quarter 2025, a 25 bps increase over 3.33% for first quarter 2024.

Tax-equivalent interest income was $113 million for the first three months of 2025, up $9 million from the comparable period of 2024, comprised of $3 million higher average rates and $6 million higher average volume. Interest income on loans increased $7 million over first quarter 2024, due to both higher rates and loan growth. Interest expense was minimally changed at approximately $42 million for both first quarter periods, with the higher interest expense from deposit growth largely offset by lower deposit rates.
Provision for Credit Losses
The provision for credit losses was $1.5 million for the three months ended March 31, 2025, compared to $0.8 million for the three months ended March 31, 2024, with the increase for both periods attributable to growth and changes in the underlying loan portfolio.
The provision for credit losses is predominantly a function of Nicolet’s methodology and judgment as to qualitative and quantitative factors used to determine the appropriateness of the ACL. The appropriateness of the ACL-Loans is affected by changes in the size and character of the loan portfolio, changes in levels of collateral dependent and other nonperforming loans, historical losses and delinquencies in each portfolio segment, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing and future economic conditions, the fair value of underlying collateral, and other factors which could affect expected credit losses. The ACL for securities is affected by the risk of the underlying issuer, while the ACL for unfunded commitments is affected by many of the same factors as the ACL-Loans, as well as funding assumptions relative to lines of credit. See also Note 5, “Loans, Allowance for Credit Losses - Loans, and Credit Quality” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures. For additional information regarding asset quality and the ACL-Loans, see “BALANCE SHEET ANALYSIS — Loans,” “— Allowance for Credit Losses - Loans,” and “— Nonperforming Assets.”

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Trust services fee income	$2,592	$2,339	$253	11%
Brokerage fee income	4,383	4,146	237	6
Wealth management fee income	6,975	6,485	490	8
Mortgage income, net	1,926	1,364	562	41
Service charges on deposit accounts	2,025	1,581	444	28
Card interchange income	3,337	3,098	239	8
BOLI income	1,420	1,347	73	5
Deferred compensation plan asset market valuations	45	59	(14)	(24)
LSR income, net	1,057	1,134	(77)	(7)
Other income	1,792	2,445	(653)	(27)
Subtotal	18,577	17,513	1,064	6
Asset gains (losses), net	(354)	1,909	(2,263)	N/M
Total noninterest income	$18,223	$19,422	$(1,199)	(6)%
N/M means not meaningful.

Noninterest income was $18.2 million for first quarter 2025, $1.2 million lower than first quarter 2024, largely due to changes in asset gains (losses). Noninterest income excluding net asset gains (losses) for first quarter 2025 was $18.6 million, a $1.1 million (6%) increase over first quarter 2024.
Wealth management fee income was $7.0 million, up $0.5 million (8%) from the first three months of 2024, including favorable market-related changes, as well as growth in accounts and assets under management.
Mortgage income includes net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSR”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $1.9 million, increased $0.6 million (41%) between the comparable three-month periods, mostly due to higher secondary market volumes and the related gains on sales. See also Note 6, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.

Services charges on deposit accounts were $2.0 million, up $0.4 million (28%) from the first three months of 2024, on growth in both accounts and account analysis fees.
Other income of $1.8 million for the three months ended March 31, 2025 was down $0.7 million from the comparable 2024 period, largely due to card incentive income.
Net asset losses of $0.4 million for the first three months of 2025 were mostly due to unfavorable fair value marks on equity securities. Net asset gains of $1.9 million for the first three months of 2024 were primarily attributable to a $1.0 million gain on sale of an investment security and a $0.9 million gain on the early extinguishment of Nicolet subordinated notes.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended March 31,
($ in thousands)	2025	2024	Change	% Change
Personnel	$26,521	$26,510	$11	—%
Occupancy, equipment and office	9,330	8,944	386	4
Business development and marketing	2,100	2,142	(42)	(2)
Data processing	4,525	4,270	255	6
Intangibles amortization	1,552	1,833	(281)	(15)
FDIC assessments	940	1,033	(93)	(9)
Other expense	2,819	2,415	404	17
Total noninterest expense	$47,787	$47,147	$640	1%
Non-personnel expenses	$21,266	$20,637	$629	3%
Average full-time equivalent (“FTE”) employees	952	948	4	—%

Noninterest expense was $47.8 million for first quarter 2025, an increase of $0.6 million (1%) over first quarter 2024. Personnel costs were minimally changed, while non-personnel expenses combined increased $0.6 million compared to first quarter 2024.
Personnel expense was $26.5 million for the three months ended March 31, 2025, minimally changed from the comparable period in 2024.
Occupancy, equipment and office expense was $9.3 million for the three months ended March 31, 2025, up $0.4 million (4%) from the comparable period in 2024, due to higher occupancy expense and software costs.
Data processing expense was $4.5 million, up $0.3 million (6%) between the comparable three-month periods, mostly due to volume-based increases in core and brokerage processing charges.
Intangibles amortization decreased $0.3 million between the comparable three-month periods due to lower amortization from the aging intangibles.
Other expense was $2.8 million, up $0.4 million (17%) between the comparable three-month periods, mostly due to higher professional fees.

Income Taxes
Income tax expense was $7.6 million (effective tax rate of 18.8%) for the first three months of 2025, compared to income tax expense of $6.5 million (effective tax rate of 19.1%) for the comparable period of 2024. The change in income tax expense was mostly due to the lower pretax earnings in 2024.

BALANCE SHEET ANALYSIS
At March 31, 2025, period end assets were $9.0 billion, an increase of $178 million (2%) from December 31, 2024, mostly from loan growth. Total loans increased $119 million (2%) from December 31, 2024, mostly in commercial and industrial loans. Total deposits were $7.6 billion at March 31, 2025, an increase of $169 million (2%) from December 31, 2024, including a $107 million increase in brokered deposits and a $62 million increase in customer (core) deposits. Total stockholders’ equity was $1.2 billion at March 31, 2025, an increase of $10 million over December 31, 2024, with solid earnings and favorable movements in the securities portfolio market valuation partly offset by common stock repurchases and the quarterly common stock dividend.

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
For additional disclosures on loans, see also Note 5, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1. For information regarding the allowance for credit losses and nonperforming assets see “BALANCE SHEET ANALYSIS – Allowance for Credit Losses - Loans” and “BALANCE SHEET ANALYSIS – Nonperforming Assets.” A detailed discussion of the loan portfolio accounting policies, general loan portfolio characteristics, and credit risk are described in Note 1, “Nature of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of the Company’s 2024 Annual Report on Form 10-K.
Table 6: Period End Loan Composition

	March 31, 2025		December 31, 2024		March 31, 2024
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,409,320	21%	$1,319,763	20%	$1,307,490	20%
Owner-occupied CRE	949,107	14	940,367	14	955,786	15
Agricultural	1,329,807	20	1,322,038	20	1,190,371	19
Commercial	3,688,234	55	3,582,168	54	3,453,647	54
CRE investment	1,225,490	18	1,221,826	18	1,188,722	18
Construction & land development	273,007	4	239,694	4	241,730	4
Commercial real estate	1,498,497	22	1,461,520	22	1,430,452	22
Commercial-based loans	5,186,731	77	5,043,688	76	4,884,099	76
Residential construction	91,321	1	96,110	1	84,370	2
Residential first mortgage	1,194,116	18	1,196,158	18	1,167,069	18
Residential junior mortgage	235,096	3	234,634	4	206,434	3
Residential real estate	1,520,533	22	1,526,902	23	1,457,873	23
Retail & other	38,334	1	55,994	1	55,645	1
Retail-based loans	1,558,867	23	1,582,896	24	1,513,518	24
Total loans	$6,745,598	100%	$6,626,584	100%	$6,397,617	100%
As noted in Table 6 above, the loan portfolio at March 31, 2025, was 77% commercial-based and 23% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Total loans of $6.7 billion at March 31, 2025, increased $119 million (2%) from December 31, 2024, mostly in commercial and industrial loans. At March 31, 2025, commercial and industrial loans represented the largest segment of Nicolet’s loan portfolio at 21% of the total portfolio, followed by agricultural loans at 20% of the loan portfolio. The loan portfolio is widely diversified and included the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, hospitality, retail, service, and businesses supporting the general building industry. The following chart provides the industry distribution of our commercial loan portfolio at March 31, 2025.

Commercial Loan Portfolio by Industry Type (based on NAICS codes)

Real Estate and Rental and Leasing
28%
Dairy Cattle and Milk Production
20%
Manufacturing
8%
Accommodation and Food Services
7%
Construction
6%
Retail Trade
5%
Health Care and Social Assistance
4%
Agriculture Production Other
4%
Wholesale Trade
4%
All Other
14%

The following tables present the maturity distribution of the loan portfolio.
Table 7: Loan Maturity Distribution

As of March 31, 2025	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$618,698	$665,352	$119,037	$6,233	$1,409,320
Owner-occupied CRE	197,106	605,207	117,039	29,755	949,107
Agricultural	476,769	508,213	312,152	32,673	1,329,807
CRE investment	235,485	797,084	169,194	23,727	1,225,490
Construction & land development	94,242	124,279	42,628	11,858	273,007
Residential construction *	75,065	4,608	703	10,945	91,321
Residential first mortgage	70,591	226,140	154,776	742,609	1,194,116
Residential junior mortgage	24,210	13,946	34,589	162,351	235,096
Retail & other	17,226	9,641	7,513	3,954	38,334
Total loans	$1,809,392	$2,954,470	$957,631	$1,024,105	$6,745,598
Percent by maturity distribution	27%	44%	14%	15%	100%
Total fixed rate loans	$902,580	$2,459,352	$605,788	$339,491	$4,307,211
Total floating rate loans	$906,812	$495,118	$351,843	$684,614	$2,438,387

As of December 31, 2024	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$541,948	$665,448	$105,773	$6,594	$1,319,763
Owner-occupied CRE	197,945	580,072	130,746	31,604	940,367
Agricultural	505,889	461,631	320,859	33,659	1,322,038
CRE investment	229,552	788,954	179,186	24,134	1,221,826
Construction & land development	72,310	115,708	39,740	11,936	239,694
Residential construction *	78,891	5,589	716	10,914	96,110
Residential first mortgage	72,428	229,325	156,481	737,924	1,196,158
Residential junior mortgage	27,138	14,438	35,233	157,825	234,634
Retail & other	33,413	10,260	7,953	4,368	55,994
Total loans	$1,759,514	$2,871,425	$976,687	$1,018,958	$6,626,584
Percent by maturity distribution	27%	43%	15%	15%	100%
Total fixed rate loans	$897,796	$2,440,488	$610,033	$336,244	$4,284,561
Total floating rate loans	$861,718	$430,937	$366,654	$682,714	$2,342,023
* The residential construction loans with a loan maturity after five years represent a construction to permanent loan product.

Allowance for Credit Losses - Loans
For additional disclosures on the allowance for credit losses, see Note 5, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1. A detailed discussion of the loan portfolio accounting policies, general loan portfolio characteristics, and credit risk are described in Note 1, “Nature of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of the Company’s 2024 Annual Report on Form 10-K.
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
The ACL-Loans represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date. To assess the overall appropriateness of the ACL-Loans, management applies a methodology which focuses on evaluation of qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonaccrual loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect expected credit losses. Assessing these numerous factors involves significant judgment; therefore, management considers the ACL-Loans a critical accounting estimate.
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
At March 31, 2025, the ACL-Loans was $67 million (representing 1.00% of period end loans), compared to $66 million (or 1.00% of period end loans) at December 31, 2024 and $64 million (or 1.01% of period end loans) at March 31, 2024. The components of the ACL-Loans are detailed further in Table 8 below.

Table 8: Allowance for Credit Losses - Loans

	Three Months Ended		Year Ended
(in thousands)	March 31, 2025	March 31, 2024	December 31, 2024
ACL-Loans:
Balance at beginning of period	$66,322	$63,610	$63,610
Provision for credit losses	1,500	750	3,750
Charge-offs	(388)	(216)	(1,493)
Recoveries	46	203	455
Net (charge-offs) recoveries	(342)	(13)	(1,038)
Balance at end of period	$67,480	$64,347	$66,322
Net loan (charge-offs) recoveries:
Commercial & industrial	$(40)	$(75)	$(867)
Owner-occupied CRE	(172)	162	124
Agricultural	(65)	—	—
CRE investment	—	—	—
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	(13)	—	33
Residential junior mortgage	(1)	3	9
Retail & other	(51)	(103)	(337)
Total net (charge-offs) recoveries	$(342)	$(13)	$(1,038)
Ratios:
ACL-Loans to total loans	1.00%	1.01%	1.00%
Net charge-offs to average loans, annualized	0.02%	—%	0.02%

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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”). At March 31, 2025, nonperforming assets were $29 million and represented 0.33% of total assets, unchanged from December 31, 2024, and $28 million or 0.33% of total assets at March 31, 2024.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $70 million (1% of loans) and $68 million (1% of loans) at March 31, 2025 and December 31, 2024, respectively. Potential problem loans require heightened management review given the pace at which a credit may deteriorate, the potential duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on the underlying real estate or collateral values.

Table 9: Nonperforming Assets

(in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Nonperforming loans:
Commercial & industrial	$8,741	$8,534	$3,761
Owner-occupied CRE	4,399	4,547	4,721
Agricultural	9,853	9,969	12,418
Commercial	22,993	23,050	20,900
CRE investment	1,293	1,688	1,430
Construction & land development	—	—	10
Commercial real estate	1,293	1,688	1,440
Commercial-based loans	24,286	24,738	22,340
Residential construction	—	—	—
Residential first mortgage	3,535	3,370	3,983
Residential junior mortgage	394	185	171
Residential real estate	3,929	3,555	4,154
Retail & other	110	126	183
Retail-based loans	4,039	3,681	4,337
Total nonaccrual loans	28,325	28,419	26,677
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$28,325	$28,419	$26,677
Nonaccrual loans (included above) covered by guarantees	$7,538	$7,463	$6,088
OREO:
Commercial real estate owned	$333	$80	$305
Residential real estate owned	16	16	132
Bank property real estate owned	597	597	808
Total OREO	946	693	1,245
Total nonperforming assets	$29,271	$29,112	$27,922
Ratios:
Nonperforming loans to total loans	0.42%	0.43%	0.42%
Nonperforming assets to total loans plus OREO	0.43%	0.44%	0.44%
Nonperforming assets to total assets	0.33%	0.33%	0.33%
ACL-Loans to nonperforming loans	238%	233%	241%

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
Total deposits of $7.6 billion at March 31, 2025, increased $169 million (2%) from December 31, 2024. Core deposit balances of $6.7 billion at March 31, 2025, increased $62 million from December 31, 2024, while brokered deposits increased $107 million. Compared to March 31, 2024, total deposits increased $406 million, including a $332 million increase in core deposits and a $74 million increase in brokered deposits. The deposit composition is presented in Table 10 below.
Table 10: Period End Deposit Composition

	March 31, 2025		December 31, 2024		March 31, 2024
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,689,129	22%	$1,791,228	24%	$1,665,229	23%
Interest-bearing demand	1,239,075	16%	1,168,560	16%	1,121,030	16%
Money market	1,988,648	26%	1,942,367	26%	2,027,559	28%
Savings	794,223	11%	774,707	11%	765,084	11%
Time	1,861,115	25%	1,726,822	23%	1,586,830	22%
Total deposits	$7,572,190	100%	$7,403,684	100%	$7,165,732	100%
Brokered transaction accounts	$249,537	3%	$163,580	2%	$265,818	4%
Brokered and listed time deposits	607,725	8%	586,852	8%	517,190	7%
Total brokered deposits	$857,262	11%	$750,432	10%	$783,008	11%
Customer transaction accounts	$5,461,538	72%	$5,513,282	75%	$5,313,084	74%
Customer time deposits	1,253,390	17%	1,139,970	15%	1,069,640	15%
Total customer deposits (core)	$6,714,928	89%	$6,653,252	90%	$6,382,724	89%
Total estimated uninsured deposits were $2.3 billion (representing 30% of total deposits) at March 31, 2025, compared to $2.2 billion (representing 30% of total deposits) at December 31, 2024.

Liquidity Management
Liquidity management refers to the ability to ensure that adequate liquid funds are available to meet the current and future cash flow obligations arising in the daily operations of the Company. These cash flow obligations include the ability to meet the commitments to borrowers for extensions of credit, accommodate deposit cycles and trends, fund capital expenditures, pay dividends to stockholders (if any), and satisfy other operating expenses. The Company’s most liquid assets are cash and due from banks and interest-earning deposits, which totaled $572 million and $536 million at March 31, 2025 and December 31, 2024, respectively. Balances of these liquid assets are dependent on our operating, investing, and financing activities during any given period.
The $36 million increase in cash and cash equivalents since year-end 2024 included $42 million net cash provided by operating activities (mostly earnings) and $133 million net cash provided by financing activities (mostly higher deposit balances), partly offset by $138 million net cash used in investing activities (mostly to fund loan growth). As of March 31, 2025, management believed that adequate liquidity existed to meet all projected cash flow obligations.
Nicolet’s primary sources of funds include the core deposit base, repayment and maturity of loans, investment securities calls, maturities, and sales, and procurement of brokered deposits or other wholesale funding. At March 31, 2025, approximately 50% of the investment securities portfolio was pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Liquidity sources available to the Company at March 31, 2025, are presented in Table 11 below.

Table 11: Liquidity Sources

(in millions)	March 31, 2025
Fed Funds Lines	$175
Brokered Capacity	1,036
Total Uncollateralized Lines	1,211
FHLB Borrowing Availability	657
Fed Discount Window	12
Total Collateralized Lines	669
Total Liquidity Funding Availability	$1,880
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, dividend payments, debt service requirements, and, when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. At March 31, 2025, the Parent Company had $155 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.

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
Among other scenarios, we assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned above and reflect the current interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at March 31, 2025 and December 31, 2024, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 12 below. The results are in compliance with Nicolet’s policy guidelines.
Table 12: Interest Rate Sensitivity

	March 31, 2025	December 31, 2024
200 bps decrease in interest rates	(2.7)%	(2.5)%
100 bps decrease in interest rates	(1.4)%	(1.3)%
100 bps increase in interest rates	1.3%	1.3%
200 bps increase in interest rates	2.6%	2.6%

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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At March 31, 2025, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in strategic growth. A summary of the Company’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.
Table 13: Capital

	At or for the Three Months Ended	At or for the Year Ended
($ in thousands)	March 31, 2025	December 31, 2024
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$26,047	$10,137
Common stock repurchased during the period (full shares)	233,207	92,440
Company Risk-Based Capital:
Total risk-based capital	$1,068,591	$1,062,458
Tier 1 risk-based capital	883,089	882,056
Common equity Tier 1 capital	843,279	842,453
Total capital ratio	14.5%	14.3%
Tier 1 capital ratio	12.0%	11.9%
Common equity tier 1 capital ratio	11.4%	11.4%
Tier 1 leverage ratio	10.4%	10.5%
Bank Risk-Based Capital:
Total risk-based capital	$900,830	$864,090
Tier 1 risk-based capital	830,300	798,691
Common equity Tier 1 capital	830,300	798,691
Total capital ratio	12.2%	11.7%
Tier 1 capital ratio	11.3%	10.8%
Common equity tier 1 capital ratio	11.3%	10.8%
Tier 1 leverage ratio	9.7%	9.5%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities, dividends, or repayment of equity-equivalent debt) in light of strategic plans. Through an ongoing repurchase program, the Board has authorized the repurchase of Nicolet’s common stock as an alternative use of capital. At March 31, 2025, there remained $10 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions. On April 15, 2025, the Company’s board increased the amount authorized under the program by $60 million.

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on historical experience, current information, and other factors deemed to be relevant; accordingly, as this information changes, actual results could differ from those estimates. Nicolet considers accounting estimates to be critical to reported financial results if the accounting estimate requires management to make assumptions about matters that are highly uncertain and different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the financial statements. The accounting estimate we consider to be critical is the determination of the allowance for credit losses. A discussion of this estimate can be found in the “Critical Accounting Estimates” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2024 Annual Report on Form 10-K. There have been no changes in the Company’s determination of critical accounting policies and estimates since December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk at March 31, 2025, from that presented in our 2024 Annual Report on Form 10-K. See section “Interest Rate Sensitivity Management and Impact of Inflation” within Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2, for our interest rate sensitivity position at March 31, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of Nicolet’s common stock made during first quarter 2025 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
January 1 – January 31, 2025	93,005	$106.76	89,511
February 1 – February 28, 2025	83,180	$117.42	52,904
March 1 – March 31, 2025	90,792	$113.44	90,792
Total	266,977	$112.35	233,207	90,000
a.During first quarter 2025, the Company withheld 82 common shares for minimum tax withholding settlements on restricted stock, and 33,688 common shares were withheld to satisfy the exercise price and tax withholding requirements on stock option exercises. These are not considered “repurchases” and, therefore, do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.

b.The Board of Directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $276 million to repurchase outstanding shares of common stock. At March 31, 2025, approximately $10 million remained available under this common stock repurchase program, or approximately 90,000 shares of common stock (based upon the closing stock price of $108.96 on March 31, 2025). On April 15, 2025, Nicolet’s board increased the amount authorized under the program by $60 million.

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
101
Interactive data files for Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page from Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

April 29, 2025	/s/ Michael E. Daniels
Michael E. Daniels
Chairman, President, and Chief Executive Officer

April 29, 2025	/s/ H. Phillip Moore, Jr.
H. Phillip Moore, Jr.
Chief Financial Officer