Form 10-Q
period 2025-06-30
NICOLET BANKSHARES INC
filed 2025-08-01
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025 there were 14,856,888 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
June 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$129,607	$115,943
Interest-earning deposits	293,031	420,104
Cash and cash equivalents	422,638	536,047
Securities available for sale (“AFS”), at fair value	849,253	806,415
Other investments	59,594	62,125
Loans held for sale	9,955	7,637
Loans	6,839,141	6,626,584
Allowance for credit losses - loans (“ACL-Loans”)	(68,408)	(66,322)
Loans, net	6,770,733	6,560,262
Premises and equipment, net	123,723	126,979
Bank owned life insurance (“BOLI”)	189,342	186,448
Goodwill and other intangibles, net	385,107	388,140
Accrued interest receivable and other assets	120,464	122,742
Total assets	$8,930,809	$8,796,795

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$1,800,335	$1,791,228
Interest-bearing deposits	5,741,338	5,612,456
Total deposits	7,541,673	7,403,684
Long-term borrowings	134,340	161,387
Accrued interest payable and other liabilities	64,698	58,826
Total liabilities	7,740,711	7,623,897

Stockholders’ Equity:
Common stock	149	154
Additional paid-in capital	601,625	655,540
Retained earnings	625,243	565,772
Accumulated other comprehensive income (loss)	(36,919)	(48,568)
Total stockholders’ equity	1,190,098	1,172,898
Total liabilities and stockholders’ equity	$8,930,809	$8,796,795

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	14,924,086	15,356,785
Common shares issued	15,019,186	15,450,298
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Loans, including loan fees	$105,976	$97,975	$206,642	$191,623
Investment securities:
Taxable	6,027	5,056	11,587	9,613
Tax-exempt	1,017	1,152	2,066	2,390
Other interest income	4,618	4,695	10,084	9,283
Total interest income	117,638	108,878	230,379	212,909
Interest expense:
Deposits	40,472	41,386	79,937	80,376
Long-term borrowings	2,057	2,150	4,127	4,384
Total interest expense	42,529	43,536	84,064	84,760
Net interest income	75,109	65,342	146,315	128,149
Provision for credit losses	1,050	1,350	2,550	2,100
Net interest income after provision for credit losses	74,059	63,992	143,765	126,049
Noninterest income:
Wealth management fee income	6,811	6,674	13,786	13,159
Mortgage income, net	2,907	2,634	4,833	3,998
Service charges on deposit accounts	1,962	1,813	3,987	3,394
Card interchange income	3,699	3,458	7,036	6,556
BOLI income	1,429	1,225	2,849	2,572
Deferred compensation plan asset market valuations	1,437	169	1,482	228
LSR income, net	950	1,117	2,007	2,251
Asset gains (losses), net	(199)	616	(553)	2,525
Other noninterest income	1,637	1,903	3,429	4,348
Total noninterest income	20,633	19,609	38,856	39,031
Noninterest expense:
Personnel	29,114	26,285	55,635	52,795
Occupancy, equipment and office	9,104	8,681	18,434	17,625
Business development and marketing	1,593	2,040	3,693	4,182
Data processing	4,682	4,281	9,207	8,551
Intangibles amortization	1,481	1,762	3,033	3,595
FDIC assessments	1,029	990	1,969	2,023
Other noninterest expense	2,916	2,814	5,735	5,229
Total noninterest expense	49,919	46,853	97,706	94,000
Income before income tax expense	44,773	36,748	84,915	71,080
Income tax expense	8,738	7,475	16,288	14,017
Net income	$36,035	$29,273	$68,627	$57,063
Earnings per common share:
Basic	$2.40	$1.96	$4.53	$3.82
Diluted	$2.34	$1.92	$4.42	$3.74
Weighted average common shares outstanding:
Basic	15,029,137	14,937,347	15,142,129	14,922,235
Diluted	15,431,127	15,275,933	15,538,082	15,262,562
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$36,035	$29,273	$68,627	$57,063
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	5,698	270	14,911	(1,500)
Net realized (gains) losses included in income	(1)	—	(4)	(968)
Income tax (expense) benefit	(1,324)	(122)	(3,258)	379
Total other comprehensive income (loss)	4,373	148	11,649	(2,089)
Comprehensive income (loss)	$40,408	$29,421	$80,276	$54,974
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2025	$152	$630,340	$594,068	$(41,292)	$1,183,268
Comprehensive income:
Net income, three months ended June 30, 2025	—	—	36,035	—	36,035
Other comprehensive income (loss)	—	—	—	4,373	4,373
Stock-based compensation expense	—	2,123	—	—	2,123
Cash dividends on common stock, $0.32 per share	—	—	(4,860)	—	(4,860)
Exercise of stock options, net	—	(871)	—	—	(871)
Issuance of common stock	—	19	—	—	19
Purchase and retirement of common stock	(3)	(29,986)	—	—	(29,989)
Balances at June 30, 2025	$149	$601,625	$625,243	$(36,919)	$1,190,098
Balances at March 31, 2024	$149	$636,621	$482,295	$(55,410)	$1,063,655
Comprehensive income:
Net income, three months ended June 30, 2024	—	—	29,273	—	29,273
Other comprehensive income (loss)	—	—	—	148	148
Stock-based compensation expense	—	2,215	—	—	2,215
Cash dividends on common stock, $0.28 per share	—	—	(4,202)	—	(4,202)
Exercise of stock options, net	1	96	—	—	97
Issuance of common stock	—	227	—	—	227
Balances at June 30, 2024	$150	$639,159	$507,366	$(55,262)	$1,091,413
Balances at December 31, 2024	$154	$655,540	$565,772	$(48,568)	$1,172,898
Comprehensive income:
Net income, six months ended June 30, 2025	—	—	68,627	—	68,627
Other comprehensive income (loss)	—	—	—	11,649	11,649
Stock-based compensation expense	—	3,587	—	—	3,587
Cash dividends on common stock, $0.60 per share	—	—	(9,156)	—	(9,156)
Exercise of stock options, net	—	(1,527)	—	—	(1,527)
Issuance of common stock	—	56	—	—	56
Purchase and retirement of common stock	(5)	(56,031)	—	—	(56,036)
Balances at June 30, 2025	$149	$601,625	$625,243	$(36,919)	$1,190,098
Balances at December 31, 2023	$149	$633,770	$458,261	$(53,173)	$1,039,007
Comprehensive income:
Net income, six months ended June 30, 2024	—	—	57,063	—	57,063
Other comprehensive income (loss)	—	—	—	(2,089)	(2,089)
Stock-based compensation expense	—	3,596	—	—	3,596
Cash dividends on common stock, $0.53 per share	—	—	(7,958)	—	(7,958)
Exercise of stock options, net	1	1,364	—	—	1,365
Issuance of common stock	—	429	—	—	429
Balances at June 30, 2024	$150	$639,159	$507,366	$(55,262)	$1,091,413
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$68,627	$57,063
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	7,385	9,244
Provision for credit losses	2,550	2,100
Increase in cash surrender value of life insurance	(2,849)	(2,572)
Stock-based compensation expense	3,587	3,596
Asset (gains) losses, net	553	(2,525)
Gain on sale of loans held for sale, net	(3,482)	(3,068)
Proceeds from sale of loans held for sale	106,410	89,310
Origination of loans held for sale	(106,465)	(92,425)
Net change in accrued interest receivable and other assets	(1,744)	2,843
Net change in accrued interest payable and other liabilities	6,122	(2,848)
Net cash provided by (used in) operating activities	80,694	60,718
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(210,716)	(172,460)
Purchases of securities AFS	(68,718)	(75,412)
Proceeds from sales of securities AFS	1,250	4,987
Proceeds from calls and maturities of securities AFS	38,761	70,003
Purchases of other investments	(2,239)	(798)
Proceeds from sales of other investments	4,448	3,720
Net (increase) decrease in premises and equipment	(1,007)	(6,273)
Net (increase) decrease in other real estate and other assets	192	(490)
Net cash provided by (used in) investing activities	(238,029)	(176,723)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	137,989	43,278
Repayments of long-term borrowings	(27,400)	(4,010)
Purchase and retirement of common stock	(56,036)	—
Cash dividends paid on common stock	(9,156)	(7,958)
Proceeds from issuance of common stock	56	429
Proceeds from issuance of common stock in stock-based compensation plans	5,846	1,523
Purchases of common stock in stock-based compensation plans	(7,373)	(158)
Net cash provided by (used in) financing activities	43,926	33,104
Net increase (decrease) in cash and cash equivalents	(113,409)	(82,901)
Cash and cash equivalents:
Beginning	536,047	491,431
Ending *	$422,638	$408,530
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$83,038	$83,739
Cash paid for taxes	16,500	7,050
Transfer of loans and bank premises to other real estate owned	395	27
Capitalized mortgage servicing rights	1,219	893
* Cash and cash equivalents included $270,000 of restricted cash at June 30, 2025, while there was no restricted cash in cash and cash equivalents at June 30, 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net income	$36,035	$29,273	$68,627	$57,063
Weighted average common shares outstanding	15,029	14,937	15,142	14,922
Effect of dilutive common stock awards	402	339	396	340
Diluted weighted average common shares outstanding	15,431	15,276	15,538	15,263
Basic earnings per common share*	$2.40	$1.96	$4.53	$3.82
Diluted earnings per common share*	$2.34	$1.92	$4.42	$3.74
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
For the three and six months ended June 30, 2025, options to purchase less than 0.1 million shares were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive. For the three and six months ended June 30, 2024, options to purchase approximately 0.6 million shares were excluded from the calculation of diluted earnings per common share as the effect of their exercise would have been anti-dilutive.

Note 3 – Stock-Based Compensation
The Company may grant stock options and restricted stock awards under its stock-based compensation plans to certain officers, employees, and directors. These plans are administered by a committee of the Board of Directors, and at June 30, 2025, approximately 0.5 million shares were available for grant under these stock-based compensation plans.
A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants for the six months ended June 30, 2024 were as follows. There were no stock options granted for the six months ended June 30, 2025.

Six Months Ended June 30, 2024
Dividend yield	1.3%
Expected volatility	30%
Risk-free interest rate	4.52%
Expected average life	7 years
Weighted average per share fair value of options	$27.91

The Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2024	1,162,229	$69.16
Granted	—	—
Exercise of stock options *	(110,545)	52.89
Forfeited	(14,800)	80.23
Outstanding - June 30, 2025	1,036,884	$70.73	5.1	$54,692
Exercisable - June 30, 2025	796,213	$68.51	4.5	$43,770
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the six months ended June 30, 2025, 61,162 such shares were withheld by the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the six months ended June 30, 2025 and 2024 was approximately $7.1 million and $1.5 million, respectively.
The Company’s restricted stock activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2024	$92.84	93,513
Granted	119.31	11,656
Vested *	104.69	(9,889)
Forfeited	109.82	(180)
Outstanding - June 30, 2025	$94.82	95,100
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable withholding at the minimum statutory withholding rate, and accordingly 1,362 shares were surrendered for the six months ended June 30, 2025.
The Company recognized approximately $2.9 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for the six months ended June 30, 2025 and for the comparable period in 2024, associated with its common stock awards granted to officers and employees. In addition, for the six months ended June 30, 2025, the Company recognized approximately $0.7 million of director expense (included in other noninterest expense on the consolidated statements of income) for restricted stock grants totaling 5,656 shares with immediate vesting to directors, while for the six months ended June 30, 2024, the Company recognized approximately $0.7 million of director expense for restricted stock grants totaling 8,764 shares with immediate vesting to directors, in each case representing the annual stock retainer fee paid to external board members. As of June 30, 2025, there was approximately $13.2 million of unrecognized compensation cost related to equity award grants, which is expected to be recognized over the remaining vesting period of approximately three years. The Company recognized a tax benefit of approximately $1.3 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

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

The amortized cost and fair value of securities AFS are summarized as follows.

	June 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$18,194	$—	$1,274	$16,920
U.S. government agency securities	4,724	—	23	4,701
State, county and municipals	296,965	86	23,095	273,956
Mortgage-backed securities	496,460	3,085	26,243	473,302
Corporate debt securities	84,446	22	4,094	80,374
Total securities AFS	$900,789	$3,193	$54,729	$849,253

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$15,795	$—	$1,767	$14,028
U.S. government agency securities	5,563	—	43	5,520
State, county and municipals	310,931	116	26,344	284,703
Mortgage-backed securities	455,386	1,101	34,534	421,953
Corporate debt securities	85,183	—	4,972	80,211
Total securities AFS	$872,858	$1,217	$67,660	$806,415
Proceeds and realized gains or losses from the sale of AFS securities were as follows.

	Six Months Ended June 30,
(in thousands)	2025	2024
Securities AFS:
Gross gains	$4	$1,038
Gross losses	—	(70)
Gains (losses) on sales of securities AFS, net	$4	$968
Proceeds from sales of securities AFS	$1,250	$4,987
All mortgage-backed securities included in the securities portfolio were issued by U.S. government agencies and corporations. Investment securities with a carrying value of $434 million and $355 million, as of June 30, 2025 and December 31, 2024, respectively, were pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Accrued interest on investment securities totaled $5 million at both June 30, 2025 and December 31, 2024, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	June 30, 2025
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$2,492	$3	$14,428	$1,271	$16,920	$1,274	2
U.S. government agency securities	1,425	1	3,276	22	4,701	23	10
State, county and municipals	30,179	1,239	229,545	21,856	259,724	23,095	493
Mortgage-backed securities	32,243	387	239,566	25,856	271,809	26,243	389
Corporate debt securities	4,320	36	66,428	4,058	70,748	4,094	45
Total	$70,659	$1,666	$553,243	$53,063	$623,902	$54,729	939

	December 31, 2024
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$14,028	$1,767	$14,028	$1,767	1
U.S. government agency securities	1,918	11	3,602	32	5,520	43	10
State, county and municipals	43,565	1,497	228,355	24,847	271,920	26,344	528
Mortgage-backed securities	79,899	1,105	252,612	33,429	332,511	34,534	429
Corporate debt securities	7,048	63	68,332	4,909	75,380	4,972	50
Total	$132,430	$2,676	$566,929	$64,984	$699,359	$67,660	1,018
As of June 30, 2025 and December 31, 2024, no allowance for credit losses on AFS securities was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these AFS securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.
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

As of June 30, 2025	Securities AFS
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$23,977	$23,753
Due in one year through five years	151,304	142,637
Due after five years through ten years	147,467	136,131
Due after ten years	81,581	73,430
	404,329	375,951
Mortgage-backed securities	496,460	473,302
Total investment securities	$900,789	$849,253

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

	June 30, 2025	December 31, 2024
(in thousands)	Amount	Amount
Federal Reserve Bank stock	$33,425	$33,335
Federal Home Loan Bank (“FHLB”) stock	6,290	9,674
Equity securities with readily determinable fair values	8,456	8,610
Other investments	11,423	10,506
Total other investments	$59,594	$62,125

Note 5 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	June 30, 2025		December 31, 2024
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,412,621	20%	$1,319,763	20%
Owner-occupied commercial real estate (“CRE”)	963,278	14	940,367	14
Agricultural	1,346,924	20	1,322,038	20
CRE investment	1,231,423	18	1,221,826	18
Construction & land development	298,122	4	239,694	4
Residential construction	88,152	1	96,110	1
Residential first mortgage	1,205,841	18	1,196,158	18
Residential junior mortgage	249,406	4	234,634	4
Retail & other	43,374	1	55,994	1
Loans	6,839,141	100%	6,626,584	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	68,408		66,322
Loans, net	$6,770,733		$6,560,262
Allowance for credit losses - Loans to loans	1.00%		1.00%
Accrued interest on loans totaled $22 million and $20 million at June 30, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.
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

A roll forward of the allowance for credit losses - loans is summarized as follows.

	Three Months Ended		Six Months Ended		Year Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	December 31, 2024
Beginning balance	$67,480	$64,347	$66,322	$63,610	$63,610
Provision for credit losses - loans	1,300	1,350	2,800	2,100	3,750
Charge-offs	(568)	(375)	(956)	(591)	(1,493)
Recoveries	196	92	242	295	455
Net (charge-offs) recoveries	(372)	(283)	(714)	(296)	(1,038)
Ending balance	$68,408	$65,414	$68,408	$65,414	$66,322
The following tables present the balance and activity in the ACL-Loans by portfolio segment.

	Six Months Ended June 30, 2025
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$16,147	$5,362	$9,957	$14,616	$2,658	$1,234	$12,590	$2,827	$931	$66,322
Provision	1,488	204	244	316	570	(103)	92	239	(250)	2,800
Charge-offs	(598)	(189)	(65)	—	—	—	(13)	(2)	(89)	(956)
Recoveries	154	35	—	—	—	—	—	1	52	242
Net (charge-offs) recoveries	(444)	(154)	(65)	—	—	—	(13)	(1)	(37)	(714)
Ending balance	$17,191	$5,412	$10,136	$14,932	$3,228	$1,131	$12,669	$3,065	$644	$68,408
As % of ACL-Loans	25%	8%	15%	22%	5%	2%	18%	4%	1%	100%

	Year Ended December 31, 2024
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$15,225	$9,082	$12,629	$12,693	$2,440	$916	$7,320	$2,098	$1,207	$63,610
Provision	1,789	(3,844)	(2,672)	1,923	218	318	5,237	720	61	3,750
Charge-offs	(918)	(120)	—	—	—	—	—	—	(455)	(1,493)
Recoveries	51	244	—	—	—	—	33	9	118	455
Net (charge-offs) recoveries	(867)	124	—	—	—	—	33	9	(337)	(1,038)
Ending balance	$16,147	$5,362	$9,957	$14,616	$2,658	$1,234	$12,590	$2,827	$931	$66,322
As % of ACL-Loans	24%	8%	15%	22%	4%	2%	19%	4%	2%	100%
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

Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in accrued interest payable and other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The reserve for unfunded commitments was $2.8 million and $3.1 million at June 30, 2025 and December 31, 2024, respectively.
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

	Three Months Ended		Six Months Ended		Year Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	December 31, 2024
Provision for credit losses on:
Loans	$1,300	$1,350	$2,800	$2,100	$3,750
Unfunded commitments	(250)	—	(250)	—	100
Investment securities	—	—	—	—	—
Total	$1,050	$1,350	$2,550	$2,100	$3,850

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

June 30, 2025	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$5,632	$5,632	$4,122	$1,510	$585
Owner-occupied CRE	5,781	—	5,781	5,090	691	—
Agricultural	7,588	3,784	11,372	11,372	—	—
CRE investment	525	—	525	525	—	—
Construction & land development	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	468	—	468	468	—	—
Residential junior mortgage	105	—	105	—	105	17
Retail & other	—	9	9	9	—	—
Total loans	$14,467	$9,425	$23,892	$21,586	$2,306	$602

December 31, 2024	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$7,788	$7,788	$4,047	$3,741	$723
Owner-occupied CRE	3,744	—	3,744	3,378	366	49
Agricultural	5,964	3,740	9,704	9,704	—	—
CRE investment	1,488	—	1,488	1,488	—	—
Construction & land development	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	242	—	242	242	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	14	14	—	14	1
Total loans	$11,438	$11,542	$22,980	$18,859	$4,121	$773

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	June 30, 2025
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$681	$6,317	$1,405,623	$1,412,621
Owner-occupied CRE	285	7,114	955,879	963,278
Agricultural	37	11,619	1,335,268	1,346,924
CRE investment	—	573	1,230,850	1,231,423
Construction & land development	11	—	298,111	298,122
Residential construction	281	—	87,871	88,152
Residential first mortgage	1,722	1,527	1,202,592	1,205,841
Residential junior mortgage	84	486	248,836	249,406
Retail & other	358	99	42,917	43,374
Total loans	$3,459	$27,735	$6,807,947	$6,839,141
Percent of total loans	0.1%	0.4%	99.5%	100.0%

	December 31, 2024
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$693	$8,534	$1,310,536	$1,319,763
Owner-occupied CRE	177	4,547	935,643	940,367
Agricultural	—	9,969	1,312,069	1,322,038
CRE investment	—	1,688	1,220,138	1,221,826
Construction & land development	67	—	239,627	239,694
Residential construction	291	—	95,819	96,110
Residential first mortgage	3,989	3,370	1,188,799	1,196,158
Residential junior mortgage	333	185	234,116	234,634
Retail & other	237	126	55,631	55,994
Total loans	$5,787	$28,419	$6,592,378	$6,626,584
Percent of total loans	0.1%	0.4%	99.5%	100.0%

The following table presents nonaccrual loans by portfolio segment.

	June 30, 2025		December 31, 2024
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$6,317	23%	$8,534	30%
Owner-occupied CRE	7,114	26	4,547	16
Agricultural	11,619	42	9,969	35
CRE investment	573	2	1,688	6
Construction & land development	—	—	—	—
Residential construction	—	—	—	—
Residential first mortgage	1,527	5	3,370	12
Residential junior mortgage	486	2	185	1
Retail & other	99	—	126	—
Nonaccrual loans	$27,735	100%	$28,419	100%
Percent of total loans	0.4%		0.4%

Credit Quality Information:
The following tables present total loans by risk categories and year of origination, as well as gross charge-offs by year of origination. Acquired loans have been included based upon the actual origination date.

June 30, 2025	Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$179,563	$177,713	$127,563	$127,779	$94,678	$97,859	$458,826	$—	$1,263,981
Grade 5	4,389	2,223	8,714	11,932	9,311	8,899	41,338	—	86,806
Grade 6	11,614	2,316	1,539	—	148	44	13,728	—	29,389
Grade 7	550	891	3,270	3,369	4,025	5,577	14,763	—	32,445
Total	$196,116	$183,143	$141,086	$143,080	$108,162	$112,379	$528,655	$—	$1,412,621
Current period gross charge-offs	$—	$—	$—	$(66)	$(524)	$(8)	$—	$—	$(598)
Owner-occupied CRE
Grades 1-4	$78,413	$93,443	$92,653	$146,156	$136,499	$311,841	$4,639	$—	$863,644
Grade 5	650	12,611	3,483	13,324	12,327	19,231	48	—	61,674
Grade 6	—	2,134	1,513	—	—	2,168	—	—	5,815
Grade 7	—	1,988	3,771	2,313	7,497	16,576	—	—	32,145
Total	$79,063	$110,176	$101,420	$161,793	$156,323	$349,816	$4,687	$—	$963,278
Current period gross charge-offs	$—	$—	$—	$—	$—	$(189)	$—	$—	$(189)
Agricultural
Grades 1-4	$70,044	$209,440	$132,226	$252,400	$119,826	$196,046	$249,479	$—	$1,229,461
Grade 5	8,565	6,117	4,027	3,917	3,437	23,412	22,837	—	72,312
Grade 6	1,420	50	862	189	—	6,265	2,015	—	10,801
Grade 7	64	621	1,740	5,769	5,896	17,214	3,046	—	34,350
Total	$80,093	$216,228	$138,855	$262,275	$129,159	$242,937	$277,377	$—	$1,346,924
Current period gross charge-offs	$—	$(65)	$—	$—	$—	$—	$—	$—	$(65)
CRE investment
Grades 1-4	$57,363	$105,818	$55,772	$247,161	$231,969	$489,954	$10,243	$—	$1,198,280
Grade 5	325	1,715	—	5,361	3,131	20,571	91	—	31,194
Grade 6	—	—	—	595	—	312	—	—	907
Grade 7	—	—	437	—	—	605	—	—	1,042
Total	$57,688	$107,533	$56,209	$253,117	$235,100	$511,442	$10,334	$—	$1,231,423
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$33,987	$132,204	$35,527	$29,987	$43,969	$12,752	$2,539	$—	$290,965
Grade 5	—	1,430	41	1,862	3,025	483	—	—	6,841
Grade 6	—	—	75	171	—	—	—	—	246
Grade 7	—	—	—	70	—	—	—	—	70
Total	$33,987	$133,634	$35,643	$32,090	$46,994	$13,235	$2,539	$—	$298,122
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$21,143	$56,761	$3,673	$3,518	$1,664	$532	$861	$—	$88,152
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$21,143	$56,761	$3,673	$3,518	$1,664	$532	$861	$—	$88,152
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$91,481	$129,146	$159,725	$327,122	$208,167	$277,070	$350	$1	$1,193,062
Grade 5	339	568	1,373	1,537	1,307	3,204	—	—	8,328
Grade 6	54	—	—	—	67	90	—	—	211
Grade 7	—	488	—	1,683	1,235	834	—	—	4,240
Total	$91,874	$130,202	$161,098	$330,342	$210,776	$281,198	$350	$1	$1,205,841
Current period gross charge-offs	$—	$—	$—	$—	$—	$(13)	$—	$—	$(13)
Residential junior mortgage
Grades 1-4	$8,519	$9,071	$8,083	$4,501	$2,839	$8,034	$203,474	$4,108	$248,629
Grade 5	—	14	28	—	194	—	—	—	236
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	51	—	—	490	—	541
Total	$8,519	$9,085	$8,111	$4,552	$3,033	$8,034	$203,964	$4,108	$249,406
Current period gross charge-offs	$—	$—	$—	$—	$—	$(2)	$—	$—	$(2)
Retail & other
Grades 1-4	$4,548	$5,170	$3,557	$4,330	$2,430	$4,971	$18,264	$—	$43,270
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	29	61	—	14	—	—	—	104
Total	$4,548	$5,199	$3,618	$4,330	$2,444	$4,971	$18,264	$—	$43,374
Current period gross charge-offs	$—	$—	$—	$—	$—	$(14)	$(75)	$—	$(89)
Total loans	$573,031	$951,961	$649,713	$1,195,097	$893,655	$1,524,544	$1,047,031	$4,109	$6,839,141

December 31, 2024	Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$225,888	$156,368	$173,824	$123,601	$41,811	$84,687	$398,708	$—	$1,204,887
Grade 5	2,326	4,061	7,315	9,066	1,992	7,362	41,773	—	73,895
Grade 6	148	1,300	960	50	186	1,326	5,168	—	9,138
Grade 7	314	5,773	4,331	1,081	1,713	4,277	14,354	—	31,843
Total	$228,676	$167,502	$186,430	$133,798	$45,702	$97,652	$460,003	$—	$1,319,763
Current period gross charge-offs	$—	$(110)	$(68)	$(26)	$(58)	$(356)	$(300)	$—	$(918)
Owner-occupied CRE
Grades 1-4	$102,650	$101,966	$155,261	$151,051	$79,073	$271,425	$4,411	$—	$865,837
Grade 5	1,858	7,559	6,964	7,830	3,542	18,182	24	—	45,959
Grade 6	1,650	—	—	—	68	5,996	50	—	7,764
Grade 7	—	1,438	2,387	6,210	6,618	4,154	—	—	20,807
Total	$106,158	$110,963	$164,612	$165,091	$89,301	$299,757	$4,485	$—	$940,367
Current period gross charge-offs	$—	$—	$(90)	$—	$—	$(30)	$—	$—	$(120)
Agricultural
Grades 1-4	$201,827	$151,827	$262,806	$124,527	$71,710	$145,128	$270,147	$—	$1,227,972
Grade 5	8,396	5,441	3,531	4,047	1,678	23,111	9,618	—	55,822
Grade 6	1,314	—	—	—	—	1,790	1,044	—	4,148
Grade 7	785	2,541	6,388	6,085	468	13,693	4,136	—	34,096
Total	$212,322	$159,809	$272,725	$134,659	$73,856	$183,722	$284,945	$—	$1,322,038
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
CRE investment
Grades 1-4	$102,931	$53,725	$240,553	$238,275	$159,838	$347,836	$7,103	$—	$1,150,261
Grade 5	6,542	4,205	10,999	7,763	8,002	31,037	24	—	68,572
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	1,034	177	—	—	1,782	—	—	2,993
Total	$109,473	$58,964	$251,729	$246,038	$167,840	$380,655	$7,127	$—	$1,221,826
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$87,004	$42,684	$40,812	$46,413	$7,976	$7,409	$1,884	$—	$234,182
Grade 5	1,317	43	30	3,074	411	487	—	—	5,362
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	150	—	—	—	—	—	150
Total	$88,321	$42,727	$40,992	$49,487	$8,387	$7,896	$1,884	$—	$239,694
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$78,894	$9,307	$4,425	$1,706	$132	$429	$926	$—	$95,819
Grade 5	291	—	—	—	—	—	—	—	291
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	—	—	—	—
Total	$79,185	$9,307	$4,425	$1,706	$132	$429	$926	$—	$96,110
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$138,068	$174,494	$347,351	$219,376	$117,625	$184,004	$119	$1	$1,181,038
Grade 5	627	319	1,586	1,192	768	3,897	—	—	8,389
Grade 6	—	—	—	70	—	72	—	—	142
Grade 7	44	66	1,817	1,384	574	2,704	—	—	6,589
Total	$138,739	$174,879	$350,754	$222,022	$118,967	$190,677	$119	$1	$1,196,158
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential junior mortgage
Grades 1-4	$17,309	$8,998	$5,466	$2,757	$3,649	$5,608	$185,318	$4,933	$234,038
Grade 5	15	29	66	196	—	—	—	—	306
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	—	—	—	—	32	258	—	290
Total	$17,324	$9,027	$5,532	$2,953	$3,649	$5,640	$185,576	$4,933	$234,634
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Retail & other
Grades 1-4	$7,518	$4,469	$5,334	$3,273	$1,423	$4,477	$29,371	$—	$55,865
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7	—	87	—	25	17	—	—	—	129
Total	$7,518	$4,556	$5,334	$3,298	$1,440	$4,477	$29,371	$—	$55,994
Current period gross charge-offs	$(2)	$(71)	$(8)	$(7)	$—	$(82)	$(285)	$—	$(455)
Total loans	$987,716	$737,734	$1,282,533	$959,052	$509,274	$1,170,905	$974,436	$4,934	$6,626,584

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
Modifications to Borrowers Experiencing Financial Difficulty:
The following table presents the amortized cost of loans that were made to borrowers experiencing financial difficulty and were modified during the six months ended June 30, 2025 and June 30, 2024, respectively, aggregated by portfolio segment and type of modification.

(in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Total	% of Total Loans
Six Months Ended June 30, 2025
Commercial & industrial	$2,382	$—	$—	$—	$2,382	0.17%
Owner-occupied CRE	—	—	—	—	—	—%
Agricultural	—	—	—	—	—	—%
CRE investment	—	—	—	—	—	—%
Total	$2,382	$—	$—	$—	$2,382	0.03%
Six Months Ended June 30, 2024
Commercial & industrial	$—	$—	$—	$—	$—	—%
Owner-occupied CRE	1,530	—	—	—	1,530	0.16%
Agricultural	—	—	—	—	—	—%
CRE investment	—	—	—	—	—	—%
Total	$1,530	$—	$—	$—	$1,530	0.02%
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
As of June 30, 2025 and December 31, 2024, there were no loans made to borrowers experiencing financial difficulty that were modified during the current period and subsequently defaulted, and there were no commitments to lend additional funds to such debtors.

Note 6 – Goodwill and Other Intangibles and Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life that would affect expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance of the underlying operations or assets which give rise to the intangible. Management also regularly monitors economic factors for potential impairment indications on the value of our franchise, stability of deposits, and the wealth client base, underlying our goodwill and other intangibles. Management concluded no impairment was indicated for the six months ended June 30, 2025 and the year ended December 31, 2024. A summary of goodwill and other intangibles was as follows.

(in thousands)	June 30, 2025	December 31, 2024
Goodwill	$367,387	$367,387
Core deposit intangibles	16,072	18,815
Customer list intangibles	1,648	1,938
Other intangibles	17,720	20,753
Goodwill and other intangibles, net	$385,107	$388,140

Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During first quarter 2024, Nicolet purchased a financial advisory book of business and established a corresponding customer list intangible. A summary of other intangible assets was as follows.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2025	December 31, 2024
Core deposit intangibles:
Gross carrying amount *	$56,588	$60,724
Accumulated amortization *	(40,516)	(41,909)
Net book value	$16,072	$18,815
Amortization during the period	$2,743	$6,297
Customer list intangibles:
Gross carrying amount	$6,173	$6,173
Accumulated amortization	(4,525)	(4,235)
Net book value	$1,648	$1,938
Additions during the period	$—	$650
Amortization during the period	$290	$579
*Core deposit intangibles of $4.1 million were fully amortized during 2024 and have been removed from both the gross carrying amount and accumulated amortization for 2025.

Servicing rights: The Company has a servicing rights asset related to certain agricultural and residential mortgage loans sold.
Agricultural loan servicing rights (“LSR”): The Company acquired an agricultural LSR asset in December 2021 which is being amortized over the estimated remaining loan service period.
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
A summary of the changes in the servicing rights asset was as follows.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2025	December 31, 2024
Servicing rights asset at beginning of year	$18,954	$20,486
Capitalized servicing rights	1,219	2,750
Sale of servicing rights ^	(64)	—
Amortization during the period	(2,067)	(4,282)
Servicing rights asset at end of period	$18,042	$18,954
Valuation allowance at beginning of year	$(120)	$—
(Additions) / Reversals, net	79	(120)
Charge-offs ^	41	—
Valuation allowance at end of period	$—	$(120)
Servicing rights asset, net	$18,042	$18,834
Residential mortgage loans serviced for others	$1,616,737	$1,644,821
Agricultural loans serviced for others	$414,204	$438,954
^ During first quarter 2025, Nicolet sold mortgage servicing rights with a remaining carrying value of $64,000 for $23,000 and the difference of $41,000 was charged-off through the valuation allowance. These serviced loans had a remaining loan balance of approximately $30 million at the time of sale.
Estimated future amortization: The following table shows the estimated future amortization expense for amortizing intangible assets and servicing assets. The projections are based on existing asset balances, the current interest rate environment and estimated prepayment speeds as of June 30, 2025. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	Servicing rights asset
Year ending December 31,
2025 (remaining six months)	$2,418	$289	$2,202
2026	3,983	379	3,577
2027	3,218	296	3,126
2028	2,622	296	2,754
2029	1,911	166	2,302
2030	1,219	166	1,710
Thereafter	701	56	2,371
Total	$16,072	$1,648	$18,042

Note 7 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. The Company did not have any short-term borrowings outstanding at either June 30, 2025 or December 31, 2024.
Long-Term Borrowings:
Long-term borrowings include any borrowing with an original maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	June 30, 2025	December 31, 2024
FHLB advances	$—	$5,000
Junior subordinated debentures	41,799	41,384
Subordinated notes	92,541	115,003
Total long-term borrowings	$134,340	$161,387
FHLB Advances: The Federal Home Loan Bank (“FHLB”) advance at December 31, 2024 had a fixed rate, required interest-only monthly payments, and matured in March 2025. The weighted average rate of the FHLB advance was 1.55% at December 31, 2024.
Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debenture. All the junior subordinated debentures are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. At June 30, 2025 and December 31, 2024, approximately $40 million and $39 million, respectively, of trust preferred securities qualify as Tier 1 capital.

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
In December 2021, as the result of an acquisition, Nicolet assumed $22 million in fixed-to-floating rate subordinated notes due in 2030, with a fixed annual interest rate of 7.00% for the first five years, and will reset quarterly thereafter to the then current SOFR plus 687.5 basis points. The Notes due in 2030 were redeemable beginning June 30, 2025, and have been called. All outstanding Notes qualify as Tier 2 capital for regulatory purposes, and are discounted in accordance with regulations when the debt has five years or less remaining to maturity.

The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of June 30, 2025				As of December 31, 2024
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs (1)	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (2)	12/15/2035	6.01%	$10,310	$(2,076)	$8,234	6.05%	$8,134
Baylake Capital Trust II (3)	9/30/2036	5.91%	16,598	(2,583)	14,015	5.94%	13,897
First Menasha Statutory Trust (4)	3/17/2034	7.36%	5,155	(379)	4,776	7.40%	4,755
County Bancorp Statutory Trust II (5)	9/15/2035	6.11%	6,186	(522)	5,664	6.15%	5,586
County Bancorp Statutory Trust III (6)	6/15/2036	6.27%	6,186	(581)	5,605	6.31%	5,528
Fox River Valley Capital Trust (7)	5/30/2033	7.89%	3,610	(105)	3,505	7.89%	3,484
Total			$48,045	$(6,246)	$41,799		$41,384
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$92,750	$(209)	$92,541	3.13%	$92,436
County Subordinated Notes due 2030	6/30/2030	7.00%	—	—	—	7.00%	22,567
Total			$92,750	$(209)	$92,541		$115,003
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
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit	$2,035,947	$2,038,871
Financial standby letters of credit	23,163	15,683
Performance standby letters of credit	18,839	15,503
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
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the contractual amounts were $41 million and $40 million, respectively, at June 30, 2025. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale totaled $13 million and $12 million, respectively, at December 31, 2024. The net fair value of these mortgage derivatives combined was a net gain of $0.4 million and $0.1 million at June 30, 2025 and December 31, 2024, respectively.
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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
June 30, 2025
U.S. Treasury securities	$16,920	$—	$16,920	$—
U.S. government agency securities	4,701	—	4,701	—
State, county and municipals	273,956	—	273,189	767
Mortgage-backed securities	473,302	—	473,302	—
Corporate debt securities	80,374	—	74,576	5,798
Securities AFS	$849,253	$—	$842,688	$6,565
Other investments (equity securities)	$8,456	$8,456	$—	$—
Derivative assets	$952	$—	$394	$558
Derivative liabilities	$558	$—	$394	$164
December 31, 2024
U.S. Treasury securities	$14,028	$—	$14,028	$—
U.S. government agency securities	5,520	—	5,520	—
State, county and municipals	284,703	—	283,773	930
Mortgage-backed securities	421,953	—	421,027	926
Corporate debt securities	80,211	—	74,442	5,769
Securities AFS	$806,415	$—	$798,790	$7,625
Other investments (equity securities)	$8,610	$8,610	$—	$—
Derivative assets	$160	$—	$71	$89
Derivative liabilities	$71	$—	$71	$—
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the tables above.
Securities AFS and Equity Securities: Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds and mortgage-backed securities. At June 30, 2025 and December 31, 2024, it was determined that carrying value was the best approximation of fair value for the majority of these Level 3 securities, based primarily on the internal analysis on these securities.
Derivatives: The derivative assets and liabilities include interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale, which are considered derivative instruments (“mortgage derivatives”), as well as interest rate swaps with corresponding mirror interest rate swaps. The fair value of interest rate lock commitments is determined using the projected sale price of individual loans based on changes in the market interest rates, projected pull-through rates (the probability that an interest rate lock commitment will ultimately result in an originated loan), the reduction in the value of the applicant’s option due to the passage of time, and the remaining origination costs to be incurred based on management’s estimate of market costs. The fair value of forward commitments is determined using quoted prices of to-be-announced securities in active markets, or benchmarked to such securities. The mortgage derivative assets and liabilities are classified within Level 3 of the hierarchy. The fair value of the interest rate swap derivative assets and liabilities is determined using a discounted cash flow analysis of the expected cash flows of each derivative, which considers the contractual terms of the underlying derivative financial instrument and observable market-based inputs, such as interest rate curves. The interest rate swap derivative assets and liabilities are classified within Level 2 of the hierarchy.

The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Six Months Ended	Year Ended
Level 3 Fair Value Measurements:	June 30, 2025	December 31, 2024
Balance at beginning of year	$7,625	$6,063
Transfer in	—	2,004
Maturities / Paydowns	(1,054)	(527)
Unrealized gain / (loss)	(6)	85
Balance at end of period	$6,565	$7,625
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
June 30, 2025
Collateral dependent loans	$23,290	$—	$—	$23,290
MSR asset (disclosure)	16,274	—	—	16,274
December 31, 2024
Collateral dependent loans	$22,207	$—	$—	$22,207
MSR asset (disclosure)	17,182	—	—	17,182
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
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

June 30, 2025
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$422,638	$422,638	$422,638	$—	$—
Securities AFS	849,253	849,253	—	842,688	6,565
Other investments, including equity securities	59,594	59,585	8,456	41,670	9,459
Loans held for sale	9,955	10,244	—	10,244	—
Loans, net	6,770,733	6,609,953	—	—	6,609,953
MSR asset	12,032	16,274	—	—	16,274
LSR asset	6,010	6,010	—	—	6,010
Accrued interest receivable	26,788	26,788	26,788	—	—
Financial liabilities:
Deposits	$7,541,673	$7,545,140	$—	$—	$7,545,140
Long-term borrowings	134,340	126,785	—	—	126,785
Accrued interest payable	8,800	8,800	8,800	—	—

December 31, 2024
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$536,047	$536,047	$536,047	$—	$—
Securities AFS	806,415	806,415	—	798,790	7,625
Other investments	62,125	62,114	8,610	45,197	8,307
Loans held for sale	7,637	7,778	—	7,778	—
Loans, net	6,560,262	6,300,325	—	—	6,300,325
MSR asset	11,965	17,182	—	—	17,182
LSR asset	6,869	6,869	—	—	6,869
Accrued interest receivable	25,033	25,033	25,033	—	—
Financial liabilities:
Deposits	$7,403,684	$7,402,589	$—	$—	$7,402,589
Long-term borrowings	161,387	148,900	—	4,969	143,931
Accrued interest payable	7,774	7,774	7,774	—	—
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
The banking segment derives revenue from customers by providing a broad array of loan and deposit products to businesses, consumers and government municipalities. Loan offerings include commercial and agricultural-based loans, as well as residential real estate and consumer loans. Deposit products include checking, savings, money market, and time deposits, as well as treasury management services, mobile banking, ATMs, and other deposit-related products and services
Accounting policies for the banking segment are the same as those described in Note 1, Nature of Business and Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The CODM assesses performance of the banking segment and decides how to allocate resources based on net income as reported in the Company’s consolidated statements of income. All categories of interest expense, provision for credit losses, and noninterest expense as disclosed in the Company’s consolidated statements of income are considered significant to the banking segment. For the six months ended June 30, 2025 and 2024, respectively, there were no adjustments or reconciling items between the banking segment net income and consolidated net income as presented in the consolidated statements of income.
The measure of segment assets is based on total assets as reported on the consolidated balance sheets. For the six months ended June 30, 2025, and the year ended December 31, 2024, respectively, there were no adjustments or reconciling items between the banking segment total assets and total assets as presented on the consolidated balance sheets.

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
•adverse results (including judgments, costs, fines, reputational harm, inability to obtain necessary approvals and / or other negative effects) from current or future litigation, legislation, regulatory proceedings, examinations, investigations, or similar matters or developments related thereto, such as potential effects of the federal One Big Beautiful Bill Act on us or our customers;
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

Overview
The following discussion is management’s analysis of Nicolet’s consolidated financial condition as of June 30, 2025 and December 31, 2024 and results of operations for the three and six-month periods ended June 30, 2025 and 2024. It should be read in conjunction with our audited consolidated financial statements included in Nicolet’s 2024 Annual Report on Form 10-K.

Table 1: Earnings Summary and Selected Financial Data
	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2025	3/31/2025	12/31/2024	9/30/2024	6/30/2024	6/30/2025	6/30/2024
Results of operations:
Net interest income	$75,109	$71,206	$71,550	$68,366	$65,342	$146,315	$128,149
Provision for credit losses	1,050	1,500	1,000	750	1,350	2,550	2,100
Noninterest income	20,633	18,223	20,858	22,378	19,609	38,856	39,031
Noninterest expense	49,919	47,787	48,205	49,148	46,853	97,706	94,000
Income tax expense	8,738	7,550	8,723	8,330	7,475	16,288	14,017
Net income (GAAP)	$36,035	$32,592	$34,480	$32,516	$29,273	$68,627	$57,063
Earnings per common share ("EPS"):
Basic EPS	$2.40	$2.14	$2.25	$2.16	$1.96	$4.53	$3.82
Diluted EPS (GAAP)	$2.34	$2.08	$2.19	$2.10	$1.92	$4.42	$3.74
Adjusted net income & diluted EPS:
Adjusted net income (non-GAAP) (1)	$36,195	$32,877	$34,069	$31,569	$28,777	$69,072	$55,030
Adjusted diluted EPS (non-GAAP) (1)	$2.35	$2.10	$2.17	$2.04	$1.88	$4.45	$3.61
Common Shares:
Basic weighted average	15,029	15,256	15,297	15,052	14,937	15,142	14,922
Diluted weighted average	15,431	15,647	15,710	15,479	15,276	15,538	15,263
Outstanding (period end)	14,924	15,149	15,357	15,104	14,946	14,924	14,946
Period-End Balances:
Loans	$6,839,141	$6,745,598	$6,626,584	$6,556,840	$6,529,134	$6,839,141	$6,529,134
Allowance for credit losses - loans	68,408	67,480	66,322	65,785	65,414	68,408	65,414
Total assets	8,930,809	8,975,222	8,796,795	8,637,118	8,557,017	8,930,809	8,557,017
Deposits	7,541,673	7,572,190	7,403,684	7,259,997	7,241,078	7,541,673	7,241,078
Stockholders’ equity (common)	1,190,098	1,183,268	1,172,898	1,149,327	1,091,413	1,190,098	1,091,413
Book value per common share	79.74	78.11	76.38	76.09	73.03	79.74	73.03
Tangible book value per common share (2)	53.94	52.59	51.10	50.29	46.84	53.94	46.84
Financial Ratios: (3)
Return on average assets	1.62%	1.49%	1.57%	1.50%	1.39%	1.56%	1.36%
Return on average common equity	12.21	11.21	11.79	11.57	11.00	11.72	10.83
Return on average tangible common equity (2)	18.12	16.70	17.71	17.77	17.36	17.42	17.22
Stockholders’ equity to assets	13.33	13.18	13.33	13.31	12.75	13.33	12.75
Tangible common equity to tangible assets (2)	9.42	9.28	9.33	9.21	8.57	9.42	8.57
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
(2) The ratios of tangible book value per common share, return on average tangible common equity, and tangible common equity to tangible assets are non-GAAP financial measures that exclude goodwill and other intangibles, net. These financial ratios have been included as management considers them to be useful metrics with which to analyze and evaluate financial condition and capital strength. See “Non-GAAP Financial Measures” below for a reconciliation of these financial measures.
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

Table 1A: Reconciliation of Non-GAAP Financial Measures
	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2025	3/31/2025	12/31/2024	9/30/2024	6/30/2024	6/30/2025	6/30/2024
Adjusted Net Income Reconciliation (1)
Net income (GAAP)	$36,035	$32,592	$34,480	$32,516	$29,273	$68,627	$57,063
Adjustments:
Assets (gains) losses, net (2)	199	354	(510)	(1,177)	(616)	553	(2,525)
Adjustments subtotal	199	354	(510)	(1,177)	(616)	553	(2,525)
Tax on Adjustments (3)	39	69	(99)	(230)	(120)	108	(492)
Adjusted net income (Non-GAAP)	$36,195	$32,877	$34,069	$31,569	$28,777	$69,072	$55,030

Diluted EPS (GAAP)	$2.34	$2.08	$2.19	$2.10	$1.92	$4.42	$3.74
Adjusted diluted EPS (Non-GAAP)	$2.35	$2.10	$2.17	$2.04	$1.88	$4.45	$3.61
Tangible Assets: (4)
Total assets	$8,930,809	$8,975,222	$8,796,795	$8,637,118	$8,557,017
Goodwill and other intangibles, net	385,107	386,588	388,140	389,727	391,421
Tangible assets	$8,545,702	$8,588,634	$8,408,655	$8,247,391	$8,165,596
Tangible Common Equity: (4)
Stockholders’ equity (common)	$1,190,098	$1,183,268	$1,172,898	$1,149,327	$1,091,413
Goodwill and other intangibles, net	385,107	386,588	388,140	389,727	391,421
Tangible common equity	$804,991	$796,680	$784,758	$759,600	$699,992
Average Tangible Common Equity: (4)
Stockholders’ equity (common)	$1,183,316	$1,178,868	$1,163,477	$1,118,242	$1,070,379	$1,181,104	$1,059,487
Goodwill and other intangibles, net	385,735	387,260	388,824	390,453	392,171	386,494	393,066
Average tangible common equity	$797,581	$791,608	$774,653	$727,789	$678,208	$794,610	$666,421
Note: Numbers may not sum due to rounding.
(1) The adjusted net income measure and related reconciliation provide information useful to investors in understanding the operating performance and trends of Nicolet and also to aid investors in the comparison of Nicolet’s financial performance to the financial performance of peer banks.
(2) Includes the gains / (losses) on other assets and investments.
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

Performance Summary
Net income was $69 million (or earnings per diluted common share of $4.42) for the six months ended June 30, 2025, compared to net income of $57 million (or earnings per diluted common share of $3.74) for the six months ended June 30, 2024.

•Net interest income was $146 million for the first six months of 2025, up $18 million (14%) over the first six months of 2024. Interest income grew $17 million mostly due to the repricing of new and renewed loans, while interest expense decreased $1 million between the comparable six-month periods. Net interest margin was 3.65% for the six months ended June 30, 2025, compared to 3.37% for the six months ended June 30, 2024. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”
•Noninterest income was $39 million for the first six months of 2025, minimally changed from the first six months of 2024. Excluding net asset gains (losses), noninterest income for the first six months of 2025 was $39 million, a $3 million increase over the first six months of 2024. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”
•Noninterest expense was $98 million, $4 million (4%) higher than the first six months of 2024. Personnel costs increased $3 million, while non-personnel expenses combined increased $1 million (2%) from the comparable 2024 period. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”

•Nonperforming assets were $29 million, and represented 0.32% of total assets at June 30, 2025, compared to $29 million or 0.33% of total assets at December 31, 2024. For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”
•At June 30, 2025, assets were $8.9 billion, an increase of $134 million (2%) from December 31, 2024, mostly from solid loan growth, partly offset by lower cash balances. For additional balance sheet discussion see “Balance Sheet Analysis.”
•At June 30, 2025, loans were $6.8 billion, an increase of $213 million from December 31, 2024, mostly in commercial and industrial loans. On average, loans grew $324 million (5%) over the first six months of 2024. For additional information regarding loans, see “Balance Sheet Analysis — Loans.”
•Total deposits of $7.5 billion at June 30, 2025, increased $138 million from December 31, 2024, with growth in interest-bearing demand and time deposits, as well as some continued migration to higher rate deposit products. Year-to-date average deposits were $327 million (5%) higher than the first six months of 2024. For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Six Months Ended June 30,
	2025			2024
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$6,772,060	$206,907	6.15%	$6,447,785	$191,830	5.98%
Investment securities:
Taxable	739,858	11,587	3.13%	694,573	9,613	2.77%
Tax-exempt (2)	153,422	2,735	3.57%	188,409	3,163	3.36%
Total investment securities	893,280	14,322	3.21%	882,982	12,776	2.89%
Other interest-earning assets	444,416	10,084	4.57%	350,342	9,283	5.32%
Total non-loan earning assets	1,337,696	24,406	3.66%	1,233,324	22,059	3.58%
Total interest-earning assets	8,109,756	$231,313	5.74%	7,681,109	$213,889	5.59%
Other assets, net	769,942			749,782
Total assets	$8,879,698			$8,430,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$790,603	$5,014	1.28%	$759,980	$5,000	1.32%
Interest-bearing demand	1,002,864	8,751	1.75%	879,034	7,338	1.68%
Money market accounts (“MMA”)	1,958,241	23,616	2.43%	1,956,273	28,193	2.90%
Core time deposits	1,249,916	25,079	4.05%	1,069,645	22,438	4.22%
Total interest-bearing core deposits	5,001,624	62,460	2.52%	4,664,932	62,969	2.71%
Brokered deposits	802,691	17,477	4.39%	755,612	17,407	4.63%
Total interest-bearing deposits	5,804,315	79,937	2.78%	5,420,544	80,376	2.98%
Wholesale funding	158,336	4,127	5.26%	163,718	4,384	5.38%
Total interest-bearing liabilities	5,962,651	$84,064	2.84%	5,584,262	$84,760	3.05%
Noninterest-bearing demand deposits	1,671,010			1,727,829
Other liabilities	64,933			59,313
Stockholders’ equity	1,181,104			1,059,487
Total liabilities and stockholders’ equity	$8,879,698			$8,430,891
Interest rate spread			2.90%			2.54%
Net free funds			0.75%			0.83%
Tax-equivalent net interest income and net interest margin		$147,249	3.65%		$129,129	3.37%
Tax-equivalent adjustment		$934			$980
Net interest income		$146,315			$128,149
Additional loan interest details:
Loan purchase accounting accretion (3)		$2,950	0.09%		$3,055	0.08%
Loan nonaccrual interest (4)		$(330)	(0.01)%		$88	—%
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
(4)Loan nonaccrual interest included in Total loans interest above, and the related impact to net interest margin.

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis (Continued)

	For the Three Months Ended June 30,
	2025			2024
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$6,833,236	$106,103	6.23%	$6,496,732	$98,086	6.07%
Investment securities:
Taxable	750,682	6,027	3.21%	702,404	5,056	2.88%
Tax-exempt (2)	149,787	1,344	3.59%	178,786	1,523	3.41%
Total investment securities	900,469	7,371	3.27%	881,190	6,579	2.99%
Other interest-earning assets	406,473	4,618	4.56%	355,175	4,695	5.31%
Total non-loan earning assets	1,306,942	11,989	3.67%	1,236,365	11,274	3.65%
Total interest-earning assets	8,140,178	$118,092	5.82%	7,733,097	$109,360	5.68%
Other assets, net	769,475			748,089
Total assets	$8,909,653			$8,481,186
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$797,480	$2,604	1.31%	$761,262	$2,542	1.34%
Interest-bearing demand	979,262	4,340	1.78%	860,149	3,510	1.64%
MMA	1,923,692	11,650	2.43%	1,980,970	14,327	2.91%
Core time deposits	1,301,280	13,083	4.03%	1,062,814	11,334	4.29%
Total interest-bearing core deposits	5,001,714	31,677	2.54%	4,665,195	31,713	2.73%
Brokered deposits	814,789	8,795	4.33%	831,100	9,673	4.68%
Total interest-bearing deposits	5,816,503	40,472	2.79%	5,496,295	41,386	3.03%
Wholesale funding	155,614	2,057	5.30%	162,347	2,150	5.33%
Total interest-bearing liabilities	5,972,117	$42,529	2.86%	5,658,642	$43,536	3.09%
Noninterest-bearing demand deposits	1,687,721			1,687,482
Other liabilities	66,499			64,683
Stockholders’ equity	1,183,316			1,070,379
Total liabilities and stockholders’ equity	$8,909,653			$8,481,186
Interest rate spread			2.96%			2.59%
Net free funds			0.76%			0.83%
Tax-equivalent net interest income and net interest margin		$75,563	3.72%		$65,824	3.42%
Tax-equivalent adjustment		$454			$482
Net interest income		$75,109			$65,342
Additional loan interest details:
Loan purchase accounting accretion (3)		$1,475	0.09%		$1,527	0.08%
Loan nonaccrual interest (4)		$(26)	—%		$329	0.02%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.
(3)Loan purchase accounting accretion included in Total loans interest above, and the related impact to net interest margin.
(4)Loan nonaccrual interest included in Total loans interest above, and the related impact to net interest margin.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended June 30, 2025 Compared to June 30, 2024:			For the Six Months Ended June 30, 2025 Compared to June 30, 2024:
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Total loans (2)	$5,268	$2,749	$8,017	$9,974	$5,103	$15,077
Investment securities:
Taxable	371	600	971	654	1,320	1,974
Tax-exempt (2)	(260)	81	(179)	(624)	196	(428)
Total investment securities	111	681	792	30	1,516	1,546
Other interest-earning assets	592	(669)	(77)	2,145	(1,344)	801
Total non-loan earning assets	703	12	715	2,175	172	2,347
Total interest-earning assets	$5,971	$2,761	$8,732	$12,149	$5,275	$17,424
Interest-bearing liabilities
Savings	$118	$(56)	$62	$194	$(180)	$14
Interest-bearing demand	528	302	830	1,081	332	1,413
MMA	(347)	(2,330)	(2,677)	24	(4,601)	(4,577)
Core time deposits	2,399	(650)	1,749	3,617	(976)	2,641
Total interest-bearing core deposits	2,698	(2,734)	(36)	4,916	(5,425)	(509)
Brokered deposits	(177)	(701)	(878)	1,025	(955)	70
Total interest-bearing deposits	2,521	(3,435)	(914)	5,941	(6,380)	(439)
Wholesale funding	(89)	(4)	(93)	(141)	(116)	(257)
Total interest-bearing liabilities	2,432	(3,439)	(1,007)	5,800	(6,496)	(696)
Net interest income	$3,539	$6,200	$9,739	$6,349	$11,771	$18,120
(1)The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amount of change in each.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

At the beginning of 2024, the Federal Funds range was 5.25% to 5.50%. The Federal Reserve decreased short-term interest rates a total of 100 bps during the second half of 2024, resulting in a Federal Funds range of 4.25% to 4.50% at December 31, 2024. There were no changes to the Federal Funds range during the first half of 2025.
Tax-equivalent net interest income was $147 million for the six months ended June 30, 2025, an increase of $18 million (14%) over the six months ended June 30, 2024. The $18 million increase in tax-equivalent net interest income was attributable to both favorable rates and favorable volumes, which added $12 million and $6 million to net interest income, respectively.
Average interest-earning assets increased $429 million (6%) to $8.1 billion over the comparable 2024 period, due primarily to loan growth. Between the comparable six-month periods, average loans increased $324 million (5%), from organic loan growth. Average investment securities were minimally changed (up $10 million) between the comparable six-month periods, while other interest-earning assets increased $94 million (mostly cash). The mix of average interest-earning assets was unchanged between the comparable six-month periods, and was comprised of 84% loans, 11% investments and 5% other interest-earning assets (mostly cash).
Average interest-bearing liabilities were $6.0 billion for the first six months of 2025, an increase of $378 million (7%) over the first six months of 2024, due primarily to deposit growth. Average interest-bearing core deposits increased $337 million and average brokered deposits increased $47 million between the comparable six-month periods, reflecting growth in higher cost deposit products and a shift in funding strategy. Wholesale funding decreased $5 million between the comparable six-month periods. The mix of average interest-bearing liabilities was also unchanged between the comparable six-month periods, and was comprised of 84% core deposits, 13% brokered deposits and 3% wholesale funding.
The interest rate spread increased 36 bps between the comparable six-month periods, mostly from the repricing of new and renewed loans, as the loan yield improved 17 bps to 6.15% between the comparable six-month periods. The yield on investment securities increased 32 bps to 3.21%, while the yield on other interest-earning assets (mostly cash) decreased 75 bps to 4.57%, consistent with the Federal Reserve interest rate cuts in 2024. The cost of interest-bearing liabilities decreased 21 bps to 2.84% for the first half of 2025, mostly due to lower deposit costs. As a result, the tax-equivalent net interest margin was 3.65% for the first half of 2025, a 28 bps increase over 3.37% for the first half of 2024.

Tax-equivalent interest income was $231 million for the first half of 2025, up $17 million from the comparable period of 2024, comprised of $12 million higher average volume and $5 million higher average rates. Interest income on loans increased $15 million over the first half of 2024, due to both loan growth and higher rates. Interest expense was minimally changed at approximately $84 million for both first half periods, with the higher interest expense from deposit growth largely offset by lower deposit rates.
Provision for Credit Losses
The provision for credit losses was $2.6 million for the six months ended June 30, 2025, compared to $2.1 million for the six months ended June 30, 2024, with the increase for both periods attributable to growth and changes in the underlying loan portfolio.
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

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Trust services fee income	$2,538	$2,506	$32	1%	$5,130	$4,845	$285	6%
Brokerage fee income	4,273	4,168	105	3	8,656	8,314	342	4
Wealth management fee income	6,811	6,674	137	2	13,786	13,159	627	5
Mortgage income, net	2,907	2,634	273	10	4,833	3,998	835	21
Service charges on deposit accounts	1,962	1,813	149	8	3,987	3,394	593	17
Card interchange income	3,699	3,458	241	7	7,036	6,556	480	7
BOLI income	1,429	1,225	204	17	2,849	2,572	277	11
Deferred compensation plan asset market valuations	1,437	169	1,268	N/M	1,482	228	1,254	N/M
LSR income, net	950	1,117	(167)	(15)	2,007	2,251	(244)	(11)
Other noninterest income	1,637	1,903	(266)	(14)	3,429	4,348	(919)	(21)
Noninterest income without net gains (losses)	20,832	18,993	1,839	10	39,409	36,506	2,903	8
Asset gains (losses), net	(199)	616	(815)	N/M	(553)	2,525	(3,078)	N/M
Total noninterest income	$20,633	$19,609	$1,024	5%	$38,856	$39,031	$(175)	—%
N/M means not meaningful.

Noninterest income was $38.9 million for the first half of 2025, $0.2 million lower than the first half of 2024, largely due to changes in asset gains (losses). Noninterest income excluding net asset gains (losses) for the first half of 2025 was $39.4 million, a $2.9 million (8%) increase over the first half of 2024.
Wealth management fee income was $13.8 million, up $0.6 million (5%) from the first six months of 2024, including favorable market-related changes, as well as growth in accounts and assets under management.
Mortgage income includes net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSR”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $4.8 million, increased $0.8 million (21%) between the comparable six-month periods, mostly due to higher secondary market volumes and the related gains on sales. See also Note 6, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.

Services charges on deposit accounts were $4.0 million, up $0.6 million (17%) from the first six months of 2024, on growth in both accounts and account analysis fees.
The Company sponsors a nonqualified deferred compensation (“NQDC”) plan for certain employees, the value of which fluctuates based upon changes in market valuations of the underlying plan assets. See also “Noninterest Expense” for the offsetting fair value change to the nonqualified deferred compensation plan liabilities.
Other income of $3.4 million for the six months ended June 30, 2025 was down $0.9 million from the comparable 2024 period, largely due to card incentive income.
Net asset losses of $0.6 million for the first six months of 2025 were mostly due to unfavorable fair value marks on equity securities. Net asset gains of $2.5 million for the first six months of 2024 were primarily attributable to gains of $1.6 million on sales of investments and a $0.9 million gain on the early extinguishment of Nicolet subordinated notes.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Personnel	$29,114	$26,285	$2,829	11%	$55,635	$52,795	$2,840	5%
Occupancy, equipment and office	9,104	8,681	423	5	18,434	17,625	809	5
Business development and marketing	1,593	2,040	(447)	(22)	3,693	4,182	(489)	(12)
Data processing	4,682	4,281	401	9	9,207	8,551	656	8
Intangibles amortization	1,481	1,762	(281)	(16)	3,033	3,595	(562)	(16)
FDIC assessments	1,029	990	39	4	1,969	2,023	(54)	(3)
Other noninterest expense	2,916	2,814	102	4	5,735	5,229	506	10
Total noninterest expense	$49,919	$46,853	$3,066	7%	$97,706	$94,000	$3,706	4%
Non-personnel expenses	$20,805	$20,568	$237	1%	$42,071	$41,205	$866	2%
Average full-time equivalent (“FTE”) employees	952	948	4	—%	952	948	4	—%

Noninterest expense was $97.7 million for the first half of 2025, an increase of $3.7 million (4%) over the first half of 2024. Personnel costs increased $2.8 million (5%), while non-personnel expenses combined increased $0.9 million (2%) compared to the first half of 2024.
Personnel expense was $55.6 million for the six months ended June 30, 2025, an increase of $2.8 million (5%) from the comparable period in 2024, reflecting merit increases between the years and higher incentives commensurate with current period earnings.
Occupancy, equipment and office expense was $18.4 million for the six months ended June 30, 2025, up $0.8 million (5%) from the comparable period in 2024, mostly due to additional expense for software and technology solutions.
Business development and marketing was $3.7 million for the first half of 2025, a reduction of $0.5 million from the comparable period in 2024, reflective of the timing and extent of marketing campaigns, promotions, and media.
Data processing expense was $9.2 million, up $0.7 million (8%) between the comparable six-month periods, mostly due to volume-based increases in core and card processing charges.
Intangibles amortization decreased $0.6 million between the comparable six-month periods due to lower amortization from the aging intangibles.
Other expense was $5.7 million, up $0.5 million (10%) between the comparable six-month periods, mostly due to higher audit-related expenses.

Income Taxes
Income tax expense was $16.3 million (effective tax rate of 19.2%) for the first six months of 2025, compared to income tax expense of $14.0 million (effective tax rate of 19.7%) for the comparable period of 2024. The change in income tax expense was mostly due to the higher pretax earnings in 2025.

Income Statement Analysis – Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024
Net income was $36.0 million for the three months ended June 30, 2025, compared to net income of $29.3 million for the three months ended June 30, 2024. Earnings per diluted common share was $2.34 for second quarter 2025, compared to $1.92 for second quarter 2024.
Tax-equivalent net interest income was $75.6 million for second quarter 2025, an increase of $9.7 million from second quarter 2024. Interest income increased $8.7 million over second quarter 2024, while interest expense decreased $1.0 million from second quarter 2024. The increase in interest income was mostly attributable to strong loan growth (average loans increased $337 million or 5% over second quarter 2024) as well as higher yields (mostly from the repricing of new and renewed loans). Average investment securities increased $19 million between the comparable second quarter periods, while other interest-earning assets increased $51 million (primarily investable cash) between the comparable second quarter periods. The $1.0 million decrease in interest expense from second quarter 2024, was mostly attributable to lower deposit costs, partly offset by deposit growth. For additional information regarding average balances, net interest income and net interest margin, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”
The net interest margin for second quarter 2025 was 3.72%, up 30 bps compared to 3.42% for second quarter 2024. The yield on interest-earning assets of 5.82% increased 14 bps from second quarter 2024, while the cost of funds of 2.86% decreased 23 bps between the comparable quarters.
Provision for credit losses was $1.1 million for second quarter 2025, compared to $1.4 million provision for credit losses for second quarter 2024. For additional information regarding the allowance for credit losses-loans and asset quality, see “BALANCE SHEET ANALYSIS — Allowance for Credit Losses - Loans” and “BALANCE SHEET ANALYSIS — Nonperforming Assets.”
Noninterest income was $20.6 million for second quarter 2025, an increase of $1.0 million (5%) from second quarter 2024. Noninterest income excluding net asset gains (losses) for second quarter 2025 was $20.8 million, a $1.8 million (10%) increase over second quarter 2024, mostly from favorable movements in the market valuations of the NQDC plan assets. Net mortgage income of $2.9 million, increased $0.3 million (10%) between the comparable second quarter periods, while BOLI income of $1.4 million, increased $0.2 million (17%) over second quarter 2024, on higher average balances from the $11.5 million new BOLI purchased in mid-2024 and improvements in BOLI assets linked to market performance. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”
Noninterest expense was $49.9 million for second quarter 2025, an increase of $3.1 million (7%) from second quarter 2024. Personnel expense increased $2.8 million mostly due to higher salaries and incentives, as well as the offsetting market valuation change of the NQDC plan liabilities. The increase in non-personnel expenses was mostly due to higher office expense for software and technology solutions and data processing, partly offset by lower business development and marketing. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”
Income tax expense was $8.7 million (effective tax rate of 19.5%) for second quarter 2025, compared to $7.5 million (effective tax rate of 20.3%) for second quarter 2024.

BALANCE SHEET ANALYSIS
At June 30, 2025, period end assets were $8.9 billion, an increase of $134 million (2%) from December 31, 2024, mostly from loan growth. Total loans increased $213 million (3%) from December 31, 2024, mostly in commercial and industrial loans. Total deposits were $7.5 billion at June 30, 2025, an increase of $138 million (2%) from December 31, 2024, including an $8 million increase in brokered deposits and a $130 million increase in customer (core) deposits. Total stockholders’ equity was $1.2 billion at June 30, 2025, an increase of $17 million over December 31, 2024, with solid earnings and favorable movements in the securities portfolio market valuation partly offset by common stock repurchases and the quarterly common stock dividend.

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
Table 6: Period End Loan Composition

	June 30, 2025		December 31, 2024		June 30, 2024
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,412,621	20%	$1,319,763	20%	$1,358,152	21%
Owner-occupied CRE	963,278	14	940,367	14	941,137	14
Agricultural	1,346,924	20	1,322,038	20	1,224,885	19
Commercial	3,722,823	54	3,582,168	54	3,524,174	54
CRE investment	1,231,423	18	1,221,826	18	1,198,020	18
Construction & land development	298,122	4	239,694	4	247,565	4
Commercial real estate	1,529,545	22	1,461,520	22	1,445,585	22
Commercial-based loans	5,252,368	76	5,043,688	76	4,969,759	76
Residential construction	88,152	1	96,110	1	90,904	2
Residential first mortgage	1,205,841	18	1,196,158	18	1,190,790	18
Residential junior mortgage	249,406	4	234,634	4	218,512	3
Residential real estate	1,543,399	23	1,526,902	23	1,500,206	23
Retail & other	43,374	1	55,994	1	59,169	1
Retail-based loans	1,586,773	24	1,582,896	24	1,559,375	24
Total loans	$6,839,141	100%	$6,626,584	100%	$6,529,134	100%
As noted in Table 6 above, the loan portfolio at June 30, 2025, was 76% commercial-based and 24% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Total loans of $6.8 billion at June 30, 2025, increased $213 million (3%) from December 31, 2024, mostly in commercial and industrial loans. At June 30, 2025, commercial and industrial loans and agricultural loans represented the largest segments of Nicolet’s loan portfolio, with each at 20% of the total portfolio. The next largest segments were CRE investment and residential first mortgage, with each representing 18% of the total loan portfolio. The loan portfolio is widely diversified and included the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, hospitality, retail, service, and businesses supporting the general building industry. The following chart provides the industry distribution of our commercial loan portfolio at June 30, 2025.

Commercial Loan Portfolio by Industry Type (based on NAICS codes)

All Other
13%
Real Estate and Rental and Leasing
29%
Wholesale Trade
4%
Health Care and Social Assistance
4%
Agriculture Production Other
4%
Retail Trade
5%
Construction
6%
Accommodation and Food Services
7%
Manufacturing
8%
Dairy Cattle and Milk Production
20%

The following tables present the maturity distribution of the loan portfolio.
Table 7: Loan Maturity Distribution

As of June 30, 2025	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$674,191	$616,570	$115,535	$6,325	$1,412,621
Owner-occupied CRE	248,918	575,883	111,274	27,203	963,278
Agricultural	512,577	495,647	306,886	31,814	1,346,924
CRE investment	288,685	744,853	174,614	23,271	1,231,423
Construction & land development	97,751	142,396	44,264	13,711	298,122
Residential construction *	71,950	5,140	772	10,290	88,152
Residential first mortgage	83,059	224,235	151,533	747,014	1,205,841
Residential junior mortgage	28,196	12,042	33,494	175,674	249,406
Retail & other	22,038	9,762	6,679	4,895	43,374
Total loans	$2,027,365	$2,826,528	$945,051	$1,040,197	$6,839,141
Percent by maturity distribution	30%	41%	14%	15%	100%
Total fixed rate loans	$1,026,438	$2,261,931	$595,527	$335,957	$4,219,853
Total floating rate loans	$1,000,927	$564,597	$349,524	$704,240	$2,619,288

As of December 31, 2024	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$541,948	$665,448	$105,773	$6,594	$1,319,763
Owner-occupied CRE	197,945	580,072	130,746	31,604	940,367
Agricultural	505,889	461,631	320,859	33,659	1,322,038
CRE investment	229,552	788,954	179,186	24,134	1,221,826
Construction & land development	72,310	115,708	39,740	11,936	239,694
Residential construction *	78,891	5,589	716	10,914	96,110
Residential first mortgage	72,428	229,325	156,481	737,924	1,196,158
Residential junior mortgage	27,138	14,438	35,233	157,825	234,634
Retail & other	33,413	10,260	7,953	4,368	55,994
Total loans	$1,759,514	$2,871,425	$976,687	$1,018,958	$6,626,584
Percent by maturity distribution	27%	43%	15%	15%	100%
Total fixed rate loans	$897,796	$2,440,488	$610,033	$336,244	$4,284,561
Total floating rate loans	$861,718	$430,937	$366,654	$682,714	$2,342,023
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
At June 30, 2025, the ACL-Loans was $68 million and represented 1.00% of period end loans, compared to $66 million (or 1.00% of period end loans) at December 31, 2024 and $65 million (or 1.00% of period end loans) at June 30, 2024. The components of the ACL-Loans are detailed further in Table 8 below.

Table 8: Allowance for Credit Losses - Loans

	Six Months Ended		Year Ended
(in thousands)	June 30, 2025	June 30, 2024	December 31, 2024
ACL-Loans:
Balance at beginning of period	$66,322	$63,610	$63,610
Provision for credit losses	2,800	2,100	3,750
Charge-offs	(956)	(591)	(1,493)
Recoveries	242	295	455
Net (charge-offs) recoveries	(714)	(296)	(1,038)
Balance at end of period	$68,408	$65,414	$66,322
Net loan (charge-offs) recoveries:
Commercial & industrial	$(444)	$(240)	$(867)
Owner-occupied CRE	(154)	180	124
Agricultural	(65)	—	—
CRE investment	—	—	—
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	(13)	32	33
Residential junior mortgage	(1)	5	9
Retail & other	(37)	(273)	(337)
Total net (charge-offs) recoveries	$(714)	$(296)	$(1,038)
Ratios:
ACL-Loans to total loans	1.00%	1.00%	1.00%
Net charge-offs to average loans, annualized	0.02%	0.01%	0.02%

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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”). At June 30, 2025, nonperforming assets were $29 million and represented 0.32% of total assets, down slightly from 0.33% of total assets at December 31, 2024, and 0.34% of total assets at June 30, 2024.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $77 million (1% of loans) and $68 million (1% of loans) at June 30, 2025 and December 31, 2024, respectively. Potential problem loans require heightened management review given the pace at which a credit may deteriorate, the potential duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on the underlying real estate or collateral values.

Table 9: Nonperforming Assets

(in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Nonperforming loans:
Commercial & industrial	$6,317	$8,534	$6,825
Owner-occupied CRE	7,114	4,547	3,965
Agricultural	11,619	9,969	10,556
Commercial	25,050	23,050	21,346
CRE investment	573	1,688	1,972
Construction & land development	—	—	—
Commercial real estate	573	1,688	1,972
Commercial-based loans	25,623	24,738	23,318
Residential construction	—	—	—
Residential first mortgage	1,527	3,370	4,203
Residential junior mortgage	486	185	229
Residential real estate	2,013	3,555	4,432
Retail & other	99	126	88
Retail-based loans	2,112	3,681	4,520
Total nonaccrual loans	27,735	28,419	27,838
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$27,735	$28,419	$27,838
Nonaccrual loans (included above) covered by guarantees	$9,747	$7,463	$7,965
OREO:
Commercial real estate owned	$268	$80	$275
Residential real estate owned	16	16	104
Bank property real estate owned	597	597	768
Total OREO	881	693	1,147
Total nonperforming assets	$28,616	$29,112	$28,985
Ratios:
Nonperforming loans to total loans	0.41%	0.43%	0.43%
Nonperforming assets to total loans plus OREO	0.42%	0.44%	0.44%
Nonperforming assets to total assets	0.32%	0.33%	0.34%
ACL-Loans to nonperforming loans	247%	233%	235%

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
Total deposits of $7.5 billion at June 30, 2025, increased $138 million (2%) from December 31, 2024. Core deposit balances of $6.8 billion at June 30, 2025, increased $130 million from December 31, 2024, while brokered deposits increased $8 million. Compared to June 30, 2024, total deposits increased $301 million, including a $350 million increase in core deposits and a $49 million decrease in brokered deposits. The deposit composition is presented in Table 10 below.
Table 10: Period End Deposit Composition

	June 30, 2025		December 31, 2024		June 30, 2024
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,800,335	24%	$1,791,228	24%	$1,764,806	24%
Interest-bearing demand	1,266,507	17%	1,168,560	16%	1,093,621	15%
Money market	1,900,639	25%	1,942,367	26%	1,963,559	27%
Savings	805,300	11%	774,707	11%	762,529	11%
Time	1,768,892	23%	1,726,822	23%	1,656,563	23%
Total deposits	$7,541,673	100%	$7,403,684	100%	$7,241,078	100%
Brokered transaction accounts	$307,527	4%	$163,580	2%	$250,109	3%
Brokered and listed time deposits	450,948	6%	586,852	8%	557,657	8%
Total brokered deposits	$758,475	10%	$750,432	10%	$807,766	11%
Customer transaction accounts	$5,465,254	72%	$5,513,282	75%	$5,334,406	74%
Customer time deposits	1,317,944	18%	1,139,970	15%	1,098,906	15%
Total customer deposits (core)	$6,783,198	90%	$6,653,252	90%	$6,433,312	89%
Total estimated uninsured deposits were $2.3 billion (representing 31% of total deposits) at June 30, 2025, compared to $2.2 billion (representing 30% of total deposits) at December 31, 2024.

Liquidity Management
Liquidity management refers to the ability to ensure that adequate liquid funds are available to meet the current and future cash flow obligations arising in the daily operations of the Company. These cash flow obligations include the ability to meet the commitments to borrowers for extensions of credit, accommodate deposit cycles and trends, fund capital expenditures, pay dividends to stockholders (if any), and satisfy other operating expenses. The Company’s most liquid assets are cash and due from banks and interest-earning deposits, which totaled $423 million and $536 million at June 30, 2025 and December 31, 2024, respectively. Balances of these liquid assets are dependent on our operating, investing, and financing activities during any given period.
The $113 million decrease in cash and cash equivalents since year-end 2024 included $81 million net cash provided by operating activities (mostly earnings), $238 million net cash used in investing activities (mostly to fund loan growth) and $44 million net cash provided by financing activities (with deposit growth offset by repayments of borrowings and common stock repurchases). As of June 30, 2025, management believed that adequate liquidity existed to meet all projected cash flow obligations.
Nicolet’s primary sources of funds include the core deposit base, repayment and maturity of loans, investment securities calls, maturities, and sales, and procurement of brokered deposits or other wholesale funding. At June 30, 2025, approximately 51% of the investment securities portfolio was pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Liquidity sources available to the Company at June 30, 2025, are presented in Table 11 below.

Table 11: Liquidity Sources

(in millions)	June 30, 2025
Fed Funds Lines	$175
Brokered Capacity	1,127
Total Uncollateralized Lines	1,302
FHLB Borrowing Availability	627
Fed Discount Window	12
Total Collateralized Lines	639
Total Liquidity Funding Availability	$1,941
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, dividend payments, debt service requirements, and, when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. At June 30, 2025, the Parent Company had $136 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.

Interest Rate Sensitivity Management and Impact of Inflation
A reasonable balance between interest rate risk, credit risk, liquidity risk and maintenance of yield, is highly important to Nicolet’s business success and profitability. As an ongoing part of our financial strategy and risk management, we attempt to understand and manage the impact of fluctuations in market interest rates on our net interest income. The consolidated balance sheet consists mainly of interest-earning assets (loans, investments and cash) which are primarily funded by interest-bearing liabilities (deposits and borrowings). Such financial instruments have varying levels of sensitivity to changes in market rates of interest. Market rates are highly sensitive to many factors beyond our control, including but not limited to general economic conditions and policies of government and regulatory authorities. Our operating income and net income depend, to a substantial extent, on “rate spread” (i.e., the difference between the income earned on loans, investments and other earning assets and the interest expense paid to obtain deposits and other funding liabilities).
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
Among other scenarios, we assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned above and reflect the current interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at June 30, 2025 and December 31, 2024, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 12 below. The results are in compliance with Nicolet’s policy guidelines.
Table 12: Interest Rate Sensitivity

	June 30, 2025	December 31, 2024
200 bps decrease in interest rates	(3.5)%	(2.5)%
100 bps decrease in interest rates	(1.7)%	(1.3)%
100 bps increase in interest rates	1.7%	1.3%
200 bps increase in interest rates	3.4%	2.6%

Actual results may differ from these simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and their impact on customer behavior and management strategies.
The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution’s operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, investments, loans, deposits, and borrowings, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. Inflation may also have impacts on the Bank’s customers, on businesses and consumers and their ability or willingness to invest, save or spend, and potentially on their ability to repay loans. As such, there would likely be impacts on the general appetite for banking products and the credit health of the Bank’s customer base.

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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At June 30, 2025, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in strategic growth. A summary of the Company’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.
Table 13: Capital

	At or for the Six Months Ended	At or for the Year Ended
($ in thousands)	June 30, 2025	December 31, 2024
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$56,036	$10,137
Common stock repurchased during the period (full shares)	490,609	92,440
Company Risk-Based Capital:
Total risk-based capital	$1,050,578	$1,062,458
Tier 1 risk-based capital	886,829	882,056
Common equity Tier 1 capital	846,811	842,453
Total capital ratio	14.0%	14.3%
Tier 1 capital ratio	11.8%	11.9%
Common equity tier 1 capital ratio	11.3%	11.4%
Tier 1 leverage ratio	10.3%	10.5%
Bank Risk-Based Capital:
Total risk-based capital	$900,565	$864,090
Tier 1 risk-based capital	829,357	798,691
Common equity Tier 1 capital	829,357	798,691
Total capital ratio	12.0%	11.7%
Tier 1 capital ratio	11.1%	10.8%
Common equity tier 1 capital ratio	11.1%	10.8%
Tier 1 leverage ratio	9.7%	9.5%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities, dividends, or repayment of equity-equivalent debt) in light of strategic plans. Through an ongoing repurchase program, the Board has authorized the repurchase of Nicolet’s common stock as an alternative use of capital. At June 30, 2025, there remained $40 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk at June 30, 2025, from that presented in our 2024 Annual Report on Form 10-K. See section “Interest Rate Sensitivity Management and Impact of Inflation” within Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2, for our interest rate sensitivity position at June 30, 2025.

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

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of Nicolet’s common stock made during second quarter 2025 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
April 1 – April 30, 2025	107,667	$109.60	93,219
May 1 – May 31, 2025	89,481	$122.47	82,689
June 1 – June 30, 2025	89,008	$119.69	81,494
Total	286,156	$116.77	257,402	322,000
a.During second quarter 2025, the Company withheld 1,280 common shares for minimum tax withholding settlements on restricted stock, and 27,474 common shares were withheld to satisfy the exercise price and tax withholding requirements on stock option exercises. These are not considered “repurchases” and, therefore, do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
b.The Board of Directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $276 million to repurchase outstanding shares of common stock. At June 30, 2025, approximately $40 million remained available under this common stock repurchase program, or approximately 322,000 shares of common stock (based upon the closing stock price of $123.48 on June 30, 2025).

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
101
Interactive data files for Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page from Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

August 1, 2025	/s/ Michael E. Daniels
Michael E. Daniels
Chairman, President, and Chief Executive Officer

August 1, 2025	/s/ H. Phillip Moore, Jr.
H. Phillip Moore, Jr.
Chief Financial Officer