Form 10-Q
period 2025-09-30
NICOLET BANKSHARES INC
filed 2025-10-31
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2025 there were 14,798,920 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
September 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$94,402	$115,943
Interest-earning deposits	379,555	420,104
Cash and cash equivalents	473,957	536,047
Securities available for sale (“AFS”), at fair value	861,534	806,415
Other investments	61,380	62,125
Loans held for sale	11,308	7,637
Loans	6,874,711	6,626,584
Allowance for credit losses - loans (“ACL-Loans”)	(68,785)	(66,322)
Loans, net	6,805,926	6,560,262
Premises and equipment, net	121,711	126,979
Bank owned life insurance (“BOLI”)	190,979	186,448
Goodwill and other intangibles, net	383,693	388,140
Accrued interest receivable and other assets	118,942	122,742
Total assets	$9,029,430	$8,796,795

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$1,826,453	$1,791,228
Interest-bearing deposits	5,785,012	5,612,456
Total deposits	7,611,465	7,403,684
Long-term borrowings	134,600	161,387
Accrued interest payable and other liabilities	68,405	58,826
Total liabilities	7,814,470	7,623,897

Stockholders’ Equity:
Common stock	148	154
Additional paid-in capital	581,815	655,540
Retained earnings	662,252	565,772
Accumulated other comprehensive income (loss)	(29,255)	(48,568)
Total stockholders’ equity	1,214,960	1,172,898
Total liabilities and stockholders’ equity	$9,029,430	$8,796,795

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	14,798,895	15,356,785
Common shares issued	14,913,415	15,450,298
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Loans, including loan fees	$107,930	$100,824	$314,572	$292,447
Investment securities:
Taxable	6,201	5,211	17,788	14,824
Tax-exempt	998	1,095	3,064	3,485
Other interest income	5,204	5,492	15,288	14,775
Total interest income	120,333	112,622	350,712	325,531
Interest expense:
Deposits	39,312	42,060	119,249	122,436
Short-term borrowings	—	2	—	2
Long-term borrowings	1,757	2,194	5,884	6,578
Total interest expense	41,069	44,256	125,133	129,016
Net interest income	79,264	68,366	225,579	196,515
Provision for credit losses	950	750	3,500	2,850
Net interest income after provision for credit losses	78,314	67,616	222,079	193,665
Noninterest income:
Wealth management fee income	7,629	7,085	21,415	20,244
Mortgage income, net	3,568	2,853	8,401	6,851
Service charges on deposit accounts	2,000	1,913	5,987	5,307
Card interchange income	3,752	3,564	10,788	10,120
BOLI income	1,654	1,455	4,503	4,027
Deferred compensation plan asset market valuations	972	1,162	2,454	1,390
LSR income, net	668	1,090	2,675	3,341
Asset gains (losses), net	1,294	1,177	741	3,702
Other noninterest income	2,082	2,079	5,511	6,427
Total noninterest income	23,619	22,378	62,475	61,409
Noninterest expense:
Personnel	29,437	28,937	85,072	81,732
Occupancy, equipment and office	9,028	8,826	27,462	26,451
Business development and marketing	2,223	1,823	5,916	6,005
Data processing	4,671	4,535	13,878	13,086
Intangibles amortization	1,414	1,694	4,447	5,289
FDIC assessments	1,005	990	2,974	3,013
Other noninterest expense	2,310	2,343	8,045	7,572
Total noninterest expense	50,088	49,148	147,794	143,148
Income before income tax expense	51,845	40,846	136,760	111,926
Income tax expense	10,110	8,330	26,398	22,347
Net income	$41,735	$32,516	$110,362	$89,579
Earnings per common share:
Basic	$2.81	$2.16	$7.34	$5.99
Diluted	$2.73	$2.10	$7.14	$5.84
Weighted average common shares outstanding:
Basic	14,835,670	15,052,524	15,038,854	14,965,982
Diluted	15,303,440	15,479,395	15,462,990	15,329,687
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$41,735	$32,516	$110,362	$89,579
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	9,992	26,467	24,903	24,967
Net realized (gains) losses included in income	(103)	—	(107)	(968)
Income tax (expense) benefit	(2,225)	(5,601)	(5,483)	(5,222)
Total other comprehensive income (loss)	7,664	20,866	19,313	18,777
Comprehensive income (loss)	$49,399	$53,382	$129,675	$108,356
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at June 30, 2025	$149	$601,625	$625,243	$(36,919)	$1,190,098
Comprehensive income:
Net income, three months ended September 30, 2025	—	—	41,735	—	41,735
Other comprehensive income (loss)	—	—	—	7,664	7,664
Stock-based compensation expense	—	1,691	—	—	1,691
Cash dividends on common stock, $0.32 per share	—	—	(4,726)	—	(4,726)
Exercise of stock options, net	1	(1,001)	—	—	(1,000)
Issuance of common stock	—	23	—	—	23
Purchase and retirement of common stock	(2)	(20,523)	—	—	(20,525)
Balances at September 30, 2025	$148	$581,815	$662,252	$(29,255)	$1,214,960
Balances at June 30, 2024	$150	$639,159	$507,366	$(55,262)	$1,091,413
Comprehensive income:
Net income, three months ended September 30, 2024	—	—	32,516	—	32,516
Other comprehensive income (loss)	—	—	—	20,866	20,866
Stock-based compensation expense	—	1,521	—	—	1,521
Cash dividends on common stock, $0.28 per share	—	—	(4,244)	—	(4,244)
Exercise of stock options, net	1	7,098	—	—	7,099
Issuance of common stock	—	156	—	—	156
Balances at September 30, 2024	$151	$647,934	$535,638	$(34,396)	$1,149,327
Balances at December 31, 2024	$154	$655,540	$565,772	$(48,568)	$1,172,898
Comprehensive income:
Net income, nine months ended September 30, 2025	—	—	110,362	—	110,362
Other comprehensive income (loss)	—	—	—	19,313	19,313
Stock-based compensation expense	—	5,278	—	—	5,278
Cash dividends on common stock, $0.92 per share	—	—	(13,882)	—	(13,882)
Exercise of stock options, net	1	(2,528)	—	—	(2,527)
Issuance of common stock	—	79	—	—	79
Purchase and retirement of common stock	(7)	(76,554)	—	—	(76,561)
Balances at September 30, 2025	$148	$581,815	$662,252	$(29,255)	$1,214,960
Balances at December 31, 2023	$149	$633,770	$458,261	$(53,173)	$1,039,007
Comprehensive income:
Net income, nine months ended September 30, 2024	—	—	89,579	—	89,579
Other comprehensive income (loss)	—	—	—	18,777	18,777
Stock-based compensation expense	—	5,117	—	—	5,117
Cash dividends on common stock, $0.81 per share	—	—	(12,202)	—	(12,202)
Exercise of stock options, net	2	8,462	—	—	8,464
Issuance of common stock	—	585	—	—	585
Balances at September 30, 2024	$151	$647,934	$535,638	$(34,396)	$1,149,327
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net income	$110,362	$89,579
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	10,981	13,604
Provision for credit losses	3,500	2,850
Increase in cash surrender value of life insurance	(4,503)	(4,027)
Stock-based compensation expense	5,278	5,117
Asset (gains) losses, net	(741)	(3,702)
Gain on sale of loans held for sale, net	(6,991)	(6,256)
Proceeds from sale of loans held for sale	205,786	169,511
Origination of loans held for sale	(204,692)	(171,974)
Net change in accrued interest receivable and other assets	(2,254)	4,019
Net change in accrued interest payable and other liabilities	9,829	1,643
Net cash provided by (used in) operating activities	126,555	100,364
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(245,485)	(199,100)
Purchases of securities AFS	(112,035)	(86,045)
Proceeds from sales of securities AFS	9,425	4,987
Proceeds from calls and maturities of securities AFS	71,376	80,472
Purchases of other investments	(3,234)	(915)
Proceeds from sales of other investments	4,495	5,884
Purchases of BOLI	—	(11,500)
Net (increase) decrease in premises and equipment	(1,003)	(11,202)
Net (increase) decrease in other real estate and other assets	326	(264)
Net cash provided by (used in) investing activities	(276,135)	(217,683)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	207,781	62,197
Repayments of long-term borrowings	(27,400)	(5,172)
Purchase and retirement of common stock	(76,561)	—
Cash dividends paid on common stock	(13,882)	(12,202)
Proceeds from issuance of common stock	79	585
Proceeds from issuance of common stock in stock-based compensation plans	8,845	9,144
Purchases of common stock in stock-based compensation plans	(11,372)	(680)
Net cash provided by (used in) financing activities	87,490	53,872
Net increase (decrease) in cash and cash equivalents	(62,090)	(63,447)
Cash and cash equivalents:
Beginning	536,047	491,431
Ending *	$473,957	$427,984
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$124,611	$128,874
Cash paid for taxes	26,500	15,260
Transfer of loans and bank premises to other real estate owned	395	109
Capitalized mortgage servicing rights	2,226	1,738
* Cash and cash equivalents included $530,000 of restricted cash at September 30, 2025, while there was no restricted cash in cash and cash equivalents at September 30, 2024.
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

Future Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU make targeted improvements to improve the operability of the guidance in consideration of the different methods of software development. Specifically, this update removes all references to prescriptive and sequential software development stages; rather, an entity is required to start capitalizing software costs when both of the following occur: management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The updated guidance is effective for annual reporting periods beginning after December 15, 2027.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net income	$41,735	$32,516	$110,362	$89,579
Weighted average common shares outstanding	14,836	15,052	15,039	14,966
Effect of dilutive common stock awards	467	427	424	364
Diluted weighted average common shares outstanding	15,303	15,479	15,463	15,330
Basic earnings per common share*	$2.81	$2.16	$7.34	$5.99
Diluted earnings per common share*	$2.73	$2.10	$7.14	$5.84
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
For the three and nine months ended September 30, 2025, less than 0.1 million shares were excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. For the three and nine months ended September 30, 2024, approximately 0.2 million shares and 0.6 million shares, respectively, were excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

Note 3 – Stock-Based Compensation
The Company may grant stock options and restricted stock awards under its stock-based compensation plans to certain officers, employees, and directors. These plans are administered by a committee of the Board of Directors, and at September 30, 2025, approximately 0.5 million shares were available for grant under these stock-based compensation plans.
A Black-Scholes model is utilized to estimate the fair value of stock option grants, while the market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards. The weighted average assumptions used in the Black-Scholes model for valuing stock option grants for the nine months ended September 30, 2024 were as follows. There were no stock options granted for the nine months ended September 30, 2025.

Nine Months Ended September 30, 2024
Dividend yield	1.3%
Expected volatility	30%
Risk-free interest rate	4.52%
Expected average life	7 years
Weighted average per share fair value of options	$27.91

The Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2024	1,162,229	$69.16
Granted	—	—
Exercise of stock options *	(159,295)	55.53
Forfeited	(11,800)	80.14
Outstanding - September 30, 2025	991,134	$71.22	4.9	$62,721
Exercisable - September 30, 2025	768,963	$69.21	4.3	$50,209
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the nine months ended September 30, 2025, 85,959 such shares were withheld by the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the nine months ended September 30, 2025 and 2024 was approximately $10.9 million and $8.6 million, respectively.
The Company’s restricted stock awards and restricted stock units activity is summarized below.

Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Shares Outstanding
Outstanding - December 31, 2024	$92.84	93,513
Granted ^	134.69	71,656
Vested *	89.88	(20,289)
Forfeited	109.82	(360)
Outstanding - September 30, 2025	$113.96	144,520
^ Includes an equity award to Mr. Daniels, which consists of 30,000 shares of restricted stock that cliff vest upon 5 years of continued service through December 31, 2030, and 30,000 performance-based restricted stock units that vest upon the satisfaction of certain performance-based metrics over a 5-year performance period. The Company currently estimates maximum performance will be achieved for these performance-based awards, and 60,000 restricted stock units will ultimately vest.
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable withholding at the minimum statutory withholding rate, and accordingly 5,513 shares were surrendered for the nine months ended September 30, 2025.
The Company recognized approximately $4.6 million and $4.4 million of stock-based compensation expense (included in personnel on the consolidated statements of income) for the nine months ended September 30, 2025 and 2024, respectively, associated with its common stock awards granted to officers and employees. In addition, for the nine months ended September 30, 2025, the Company recognized approximately $0.7 million of director expense (included in other noninterest expense on the consolidated statements of income) for restricted stock grants totaling 5,656 shares with immediate vesting to directors, while for the nine months ended September 30, 2024, the Company recognized approximately $0.7 million of director expense for restricted stock grants totaling 8,764 shares with immediate vesting to directors, in each case representing the annual stock retainer fee paid to non-employee board members. As of September 30, 2025, there was approximately $23.9 million of unrecognized compensation cost related to equity award grants, which is expected to be recognized over the remaining vesting period of approximately four years. The Company recognized a tax benefit of approximately $2.2 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

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

The amortized cost and fair value of securities AFS are summarized as follows.

	September 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$28,277	$—	$1,143	$27,134
U.S. government agency securities	4,427	1	26	4,402
State, county and municipals	293,760	201	18,164	275,797
Mortgage-backed securities	507,192	3,335	23,506	487,021
Corporate debt securities	69,525	138	2,483	67,180
Total securities AFS	$903,181	$3,675	$45,322	$861,534

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$15,795	$—	$1,767	$14,028
U.S. government agency securities	5,563	—	43	5,520
State, county and municipals	310,931	116	26,344	284,703
Mortgage-backed securities	455,386	1,101	34,534	421,953
Corporate debt securities	85,183	—	4,972	80,211
Total securities AFS	$872,858	$1,217	$67,660	$806,415
Proceeds and realized gains or losses from the sale of AFS securities were as follows.

	Nine Months Ended September 30,
(in thousands)	2025	2024
Securities AFS:
Gross gains	$107	$1,038
Gross losses	—	(70)
Gains (losses) on sales of securities AFS, net	$107	$968
Proceeds from sales of securities AFS	$9,425	$4,987
All mortgage-backed securities included in the securities portfolio were issued by U.S. government agencies and corporations. Investment securities with a carrying value of $437 million and $355 million, as of September 30, 2025 and December 31, 2024, respectively, were pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Accrued interest on investment securities totaled $5 million at both September 30, 2025 and December 31, 2024, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	September 30, 2025
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$12,623	$4	$14,511	$1,139	$27,134	$1,143	4
U.S. government agency securities	464	1	3,008	25	3,472	26	8
State, county and municipals	17,129	474	227,250	17,690	244,379	18,164	422
Mortgage-backed securities	21,275	158	239,431	23,348	260,706	23,506	382
Corporate debt securities	353	1	54,081	2,482	54,434	2,483	38
Total	$51,844	$638	$538,281	$44,684	$590,125	$45,322	854

	December 31, 2024
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$14,028	$1,767	$14,028	$1,767	1
U.S. government agency securities	1,918	11	3,602	32	5,520	43	10
State, county and municipals	43,565	1,497	228,355	24,847	271,920	26,344	528
Mortgage-backed securities	79,899	1,105	252,612	33,429	332,511	34,534	429
Corporate debt securities	7,048	63	68,332	4,909	75,380	4,972	50
Total	$132,430	$2,676	$566,929	$64,984	$699,359	$67,660	1,018
As of September 30, 2025 and December 31, 2024, no allowance for credit losses on AFS securities was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these AFS securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.
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

As of September 30, 2025	Securities AFS
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$29,856	$29,738
Due in one year through five years	166,643	158,519
Due after five years through ten years	123,164	115,490
Due after ten years	76,326	70,766
	395,989	374,513
Mortgage-backed securities	507,192	487,021
Total investment securities	$903,181	$861,534

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

	September 30, 2025	December 31, 2024
(in thousands)	Amount	Amount
Federal Reserve Bank stock	$33,490	$33,335
Federal Home Loan Bank (“FHLB”) stock	7,030	9,674
Equity securities with readily determinable fair values	9,294	8,610
Other investments	11,566	10,506
Total other investments	$61,380	$62,125

Note 5 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	September 30, 2025		December 31, 2024
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,415,841	20%	$1,319,763	20%
Owner-occupied commercial real estate (“CRE”)	947,390	14	940,367	14
Agricultural	1,378,070	20	1,322,038	20
CRE investment	1,213,301	17	1,221,826	18
Construction & land development	324,209	5	239,694	4
Residential construction	92,325	1	96,110	1
Residential first mortgage	1,199,512	18	1,196,158	18
Residential junior mortgage	260,167	4	234,634	4
Retail & other	43,896	1	55,994	1
Loans	6,874,711	100%	6,626,584	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	68,785		66,322
Loans, net	$6,805,926		$6,560,262
Allowance for credit losses - Loans to loans	1.00%		1.00%
Accrued interest on loans totaled $22 million and $20 million at September 30, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.
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

A roll forward of the allowance for credit losses - loans is summarized as follows.

	Three Months Ended		Nine Months Ended		Year Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	December 31, 2024
Beginning balance	$68,408	$65,414	$66,322	$63,610	$63,610
Provision for credit losses - loans	950	750	3,750	2,850	3,750
Charge-offs	(619)	(475)	(1,575)	(1,066)	(1,493)
Recoveries	46	96	288	391	455
Net (charge-offs) recoveries	(573)	(379)	(1,287)	(675)	(1,038)
Ending balance	$68,785	$65,785	$68,785	$65,785	$66,322
The following tables present the balance and activity in the ACL-Loans by portfolio segment.

	Nine Months Ended September 30, 2025
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$16,147	$5,362	$9,957	$14,616	$2,658	$1,234	$12,590	$2,827	$931	$66,322
Provision	1,978	224	(1,158)	444	924	(47)	1,007	452	(74)	3,750
Charge-offs	(994)	(189)	(65)	—	—	—	(98)	(2)	(227)	(1,575)
Recoveries	172	52	—	—	—	—	1	2	61	288
Net (charge-offs) recoveries	(822)	(137)	(65)	—	—	—	(97)	—	(166)	(1,287)
Ending balance	$17,303	$5,449	$8,734	$15,060	$3,582	$1,187	$13,500	$3,279	$691	$68,785
As % of ACL-Loans	25%	8%	13%	22%	5%	2%	19%	5%	1%	100%

	Year Ended December 31, 2024
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$15,225	$9,082	$12,629	$12,693	$2,440	$916	$7,320	$2,098	$1,207	$63,610
Provision	1,789	(3,844)	(2,672)	1,923	218	318	5,237	720	61	3,750
Charge-offs	(918)	(120)	—	—	—	—	—	—	(455)	(1,493)
Recoveries	51	244	—	—	—	—	33	9	118	455
Net (charge-offs) recoveries	(867)	124	—	—	—	—	33	9	(337)	(1,038)
Ending balance	$16,147	$5,362	$9,957	$14,616	$2,658	$1,234	$12,590	$2,827	$931	$66,322
As % of ACL-Loans	24%	8%	15%	22%	4%	2%	19%	4%	2%	100%
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

Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in accrued interest payable and other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The reserve for unfunded commitments was $2.8 million and $3.1 million at September 30, 2025 and December 31, 2024, respectively.
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

	Three Months Ended		Nine Months Ended		Year Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	December 31, 2024
Provision for credit losses on:
Loans	$950	$750	$3,750	$2,850	$3,750
Unfunded commitments	—	—	(250)	—	100
Investment securities	—	—	—	—	—
Total	$950	$750	$3,500	$2,850	$3,850

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

September 30, 2025	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$6,872	$6,872	$5,827	$1,045	$369
Owner-occupied CRE	5,040	—	5,040	5,040	—	—
Agricultural	7,477	3,678	11,155	11,155	—	—
CRE investment	508	—	508	508	—	—
Construction & land development	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	797	—	797	436	361	1
Residential junior mortgage	102	—	102	102	—	—
Retail & other	—	—	—	—	—	—
Total loans	$13,924	$10,550	$24,474	$23,068	$1,406	$370

December 31, 2024	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$7,788	$7,788	$4,047	$3,741	$723
Owner-occupied CRE	3,744	—	3,744	3,378	366	49
Agricultural	5,964	3,740	9,704	9,704	—	—
CRE investment	1,488	—	1,488	1,488	—	—
Construction & land development	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	242	—	242	242	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	—	14	14	—	14	1
Total loans	$11,438	$11,542	$22,980	$18,859	$4,121	$773

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	September 30, 2025
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$1,559	$7,237	$1,407,045	$1,415,841
Owner-occupied CRE	264	6,322	940,804	947,390
Agricultural	26	11,259	1,366,785	1,378,070
CRE investment	43	508	1,212,750	1,213,301
Construction & land development	—	—	324,209	324,209
Residential construction	569	—	91,756	92,325
Residential first mortgage	1,207	1,736	1,196,569	1,199,512
Residential junior mortgage	478	259	259,430	260,167
Retail & other	563	142	43,191	43,896
Total loans	$4,709	$27,463	$6,842,539	$6,874,711
Percent of total loans	0.1%	0.4%	99.5%	100.0%

	December 31, 2024
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$693	$8,534	$1,310,536	$1,319,763
Owner-occupied CRE	177	4,547	935,643	940,367
Agricultural	—	9,969	1,312,069	1,322,038
CRE investment	—	1,688	1,220,138	1,221,826
Construction & land development	67	—	239,627	239,694
Residential construction	291	—	95,819	96,110
Residential first mortgage	3,989	3,370	1,188,799	1,196,158
Residential junior mortgage	333	185	234,116	234,634
Retail & other	237	126	55,631	55,994
Total loans	$5,787	$28,419	$6,592,378	$6,626,584
Percent of total loans	0.1%	0.4%	99.5%	100.0%

The following table presents nonaccrual loans by portfolio segment.

	September 30, 2025		December 31, 2024
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$7,237	26%	$8,534	30%
Owner-occupied CRE	6,322	23	4,547	16
Agricultural	11,259	41	9,969	35
CRE investment	508	2	1,688	6
Construction & land development	—	—	—	—
Residential construction	—	—	—	—
Residential first mortgage	1,736	6	3,370	12
Residential junior mortgage	259	1	185	1
Retail & other	142	1	126	—
Nonaccrual loans	$27,463	100%	$28,419	100%
Percent of total loans	0.4%		0.4%

Credit Quality Information:
The following tables present total loans by risk categories and year of origination, as well as gross charge-offs by year of origination. Acquired loans have been included based upon the actual origination date.

September 30, 2025	Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$222,735	$166,506	$119,358	$115,226	$87,223	$84,453	$463,912	$—	$1,259,413
Grade 5	2,711	2,554	7,673	12,014	3,555	5,814	48,048	—	82,369
Grade 6	16,118	917	1,534	2,677	945	41	16,127	—	38,359
Grade 7 *	811	2,023	4,613	4,056	5,176	5,616	13,405	—	35,700
Total	$242,375	$172,000	$133,178	$133,973	$96,899	$95,924	$541,492	$—	$1,415,841
Current period gross charge-offs	$—	$—	$—	$(75)	$(524)	$(8)	$(387)	$—	$(994)
Owner-occupied CRE
Grades 1-4	$102,339	$87,235	$85,526	$139,336	$120,393	$288,847	$1,890	$—	$825,566
Grade 5	1,296	5,507	6,314	13,307	20,984	24,312	66	—	71,786
Grade 6	—	13,076	1,513	1,324	1,186	2,424	—	—	19,523
Grade 7 *	—	1,979	3,711	1,921	7,226	15,678	—	—	30,515
Total	$103,635	$107,797	$97,064	$155,888	$149,789	$331,261	$1,956	$—	$947,390
Current period gross charge-offs	$—	$—	$—	$—	$—	$(189)	$—	$—	$(189)
Agricultural
Grades 1-4	$124,008	$202,345	$129,230	$241,757	$115,925	$190,723	$256,056	$—	$1,260,044
Grade 5	9,210	3,959	3,556	10,023	3,293	19,523	23,413	—	72,977
Grade 6	1,448	—	663	146	—	6,256	1,725	—	10,238
Grade 7 *	47	536	2,088	4,035	6,940	16,260	4,905	—	34,811
Total	$134,713	$206,840	$135,537	$255,961	$126,158	$232,762	$286,099	$—	$1,378,070
Current period gross charge-offs	$—	$(65)	$—	$—	$—	$—	$—	$—	$(65)
CRE investment
Grades 1-4	$81,166	$100,366	$48,885	$240,439	$226,815	$468,666	$8,404	$—	$1,174,741
Grade 5	—	2,340	—	2,132	3,074	25,220	—	—	32,766
Grade 6	—	—	75	3,792	—	309	—	—	4,176
Grade 7 *	—	—	387	—	—	1,231	—	—	1,618
Total	$81,166	$102,706	$49,347	$246,363	$229,889	$495,426	$8,404	$—	$1,213,301
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$57,595	$149,006	$26,728	$29,826	$43,014	$12,715	$2,040	$—	$320,924
Grade 5	—	375	40	1,932	219	480	—	—	3,046
Grade 6	—	—	—	169	—	—	—	—	169
Grade 7 *	—	—	—	70	—	—	—	—	70
Total	$57,595	$149,381	$26,768	$31,997	$43,233	$13,195	$2,040	$—	$324,209
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$48,737	$33,634	$3,751	$3,426	$1,592	$527	$658	$—	$92,325
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	—	—	—	—	—	—	—	—
Total	$48,737	$33,634	$3,751	$3,426	$1,592	$527	$658	$—	$92,325
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$127,289	$125,835	$150,334	$317,955	$201,005	$265,015	$510	$—	$1,187,943
Grade 5	455	903	1,361	1,525	1,427	2,107	—	—	7,778
Grade 6	53	—	—	—	—	88	—	—	141
Grade 7 *	—	400	—	1,435	841	974	—	—	3,650
Total	$127,797	$127,138	$151,695	$320,915	$203,273	$268,184	$510	$—	$1,199,512
Current period gross charge-offs	$—	$(85)	$—	$—	$—	$(13)	$—	$—	$(98)
Residential junior mortgage
Grades 1-4	$7,048	$5,956	$6,867	$3,809	$2,644	$7,664	$221,291	$3,928	$259,207
Grade 5	—	13	27	456	194	—	11	—	701
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	—	—	49	—	—	210	—	259
Total	$7,048	$5,969	$6,894	$4,314	$2,838	$7,664	$221,512	$3,928	$260,167
Current period gross charge-offs	$—	$—	$—	$—	$—	$(2)	$—	$—	$(2)
Retail & other
Grades 1-4	$5,430	$4,316	$3,209	$3,711	$2,037	$3,529	$21,519	$—	$43,751
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	66	7	62	—	10	—	—	—	145
Total	$5,496	$4,323	$3,271	$3,711	$2,047	$3,529	$21,519	$—	$43,896
Current period gross charge-offs	$—	$(13)	$—	$—	$—	$(14)	$(200)	$—	$(227)
Total loans	$808,562	$909,788	$607,505	$1,156,548	$855,718	$1,448,472	$1,084,190	$3,928	$6,874,711
* The total Grade 7 loans at September 30, 2025 included $17 million of loans covered by government loan program guarantees.

December 31, 2024	Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$225,888	$156,368	$173,824	$123,601	$41,811	$84,687	$398,708	$—	$1,204,887
Grade 5	2,326	4,061	7,315	9,066	1,992	7,362	41,773	—	73,895
Grade 6	148	1,300	960	50	186	1,326	5,168	—	9,138
Grade 7 *	314	5,773	4,331	1,081	1,713	4,277	14,354	—	31,843
Total	$228,676	$167,502	$186,430	$133,798	$45,702	$97,652	$460,003	$—	$1,319,763
Current period gross charge-offs	$—	$(110)	$(68)	$(26)	$(58)	$(356)	$(300)	$—	$(918)
Owner-occupied CRE
Grades 1-4	$102,650	$101,966	$155,261	$151,051	$79,073	$271,425	$4,411	$—	$865,837
Grade 5	1,858	7,559	6,964	7,830	3,542	18,182	24	—	45,959
Grade 6	1,650	—	—	—	68	5,996	50	—	7,764
Grade 7 *	—	1,438	2,387	6,210	6,618	4,154	—	—	20,807
Total	$106,158	$110,963	$164,612	$165,091	$89,301	$299,757	$4,485	$—	$940,367
Current period gross charge-offs	$—	$—	$(90)	$—	$—	$(30)	$—	$—	$(120)
Agricultural
Grades 1-4	$201,827	$151,827	$262,806	$124,527	$71,710	$145,128	$270,147	$—	$1,227,972
Grade 5	8,396	5,441	3,531	4,047	1,678	23,111	9,618	—	55,822
Grade 6	1,314	—	—	—	—	1,790	1,044	—	4,148
Grade 7 *	785	2,541	6,388	6,085	468	13,693	4,136	—	34,096
Total	$212,322	$159,809	$272,725	$134,659	$73,856	$183,722	$284,945	$—	$1,322,038
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
CRE investment
Grades 1-4	$102,931	$53,725	$240,553	$238,275	$159,838	$347,836	$7,103	$—	$1,150,261
Grade 5	6,542	4,205	10,999	7,763	8,002	31,037	24	—	68,572
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	1,034	177	—	—	1,782	—	—	2,993
Total	$109,473	$58,964	$251,729	$246,038	$167,840	$380,655	$7,127	$—	$1,221,826
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$87,004	$42,684	$40,812	$46,413	$7,976	$7,409	$1,884	$—	$234,182
Grade 5	1,317	43	30	3,074	411	487	—	—	5,362
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	—	150	—	—	—	—	—	150
Total	$88,321	$42,727	$40,992	$49,487	$8,387	$7,896	$1,884	$—	$239,694
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$78,894	$9,307	$4,425	$1,706	$132	$429	$926	$—	$95,819
Grade 5	291	—	—	—	—	—	—	—	291
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	—	—	—	—	—	—	—	—
Total	$79,185	$9,307	$4,425	$1,706	$132	$429	$926	$—	$96,110
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$138,068	$174,494	$347,351	$219,376	$117,625	$184,004	$119	$1	$1,181,038
Grade 5	627	319	1,586	1,192	768	3,897	—	—	8,389
Grade 6	—	—	—	70	—	72	—	—	142
Grade 7 *	44	66	1,817	1,384	574	2,704	—	—	6,589
Total	$138,739	$174,879	$350,754	$222,022	$118,967	$190,677	$119	$1	$1,196,158
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential junior mortgage
Grades 1-4	$17,309	$8,998	$5,466	$2,757	$3,649	$5,608	$185,318	$4,933	$234,038
Grade 5	15	29	66	196	—	—	—	—	306
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	—	—	—	—	32	258	—	290
Total	$17,324	$9,027	$5,532	$2,953	$3,649	$5,640	$185,576	$4,933	$234,634
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Retail & other
Grades 1-4	$7,518	$4,469	$5,334	$3,273	$1,423	$4,477	$29,371	$—	$55,865
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	87	—	25	17	—	—	—	129
Total	$7,518	$4,556	$5,334	$3,298	$1,440	$4,477	$29,371	$—	$55,994
Current period gross charge-offs	$(2)	$(71)	$(8)	$(7)	$—	$(82)	$(285)	$—	$(455)
Total loans	$987,716	$737,734	$1,282,533	$959,052	$509,274	$1,170,905	$974,436	$4,934	$6,626,584
* The total Grade 7 loans at December 31, 2024 included $15 million of loans covered by government loan program guarantees.

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
Modifications to Borrowers Experiencing Financial Difficulty:
The following table presents the amortized cost of loans that were made to borrowers experiencing financial difficulty and were modified during the nine months ended September 30, 2025 and September 30, 2024, respectively, aggregated by portfolio segment and type of modification.

(in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Total	% of Total Loans
Nine Months Ended September 30, 2025
Commercial & industrial	$2,367	$—	$—	$—	$2,367	0.17%
Owner-occupied CRE	—	—	—	—	—	—%
Agricultural	—	—	—	—	—	—%
CRE investment	—	—	—	—	—	—%
Total	$2,367	$—	$—	$—	$2,367	0.03%
Nine Months Ended September 30, 2024
Commercial & industrial	$—	$—	$—	$—	$—	—%
Owner-occupied CRE	1,521	—	—	—	1,521	0.17%
Agricultural	—	—	—	—	—	—%
CRE investment	—	—	—	—	—	—%
Total	$1,521	$—	$—	$—	$1,521	0.02%
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
As of September 30, 2025 and December 31, 2024, there were no loans made to borrowers experiencing financial difficulty that were modified during the current period and subsequently defaulted, and there were no commitments to lend additional funds to such debtors.

Note 6 – Goodwill and Other Intangibles and Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life that would affect expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance of the underlying operations or assets which give rise to the intangible. Management also regularly monitors economic factors for potential impairment indications on the value of our franchise, stability of deposits, and the wealth client base, underlying our goodwill and other intangibles. Management concluded no impairment was indicated for the nine months ended September 30, 2025 and the year ended December 31, 2024. A summary of goodwill and other intangibles was as follows.

(in thousands)	September 30, 2025	December 31, 2024
Goodwill	$367,387	$367,387
Core deposit intangibles	14,803	18,815
Customer list intangibles	1,503	1,938
Other intangibles	16,306	20,753
Goodwill and other intangibles, net	$383,693	$388,140

Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During first quarter 2024, Nicolet purchased a financial advisory book of business and established a corresponding customer list intangible. A summary of other intangible assets was as follows.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2025	December 31, 2024
Core deposit intangibles:
Gross carrying amount *	$56,588	$60,724
Accumulated amortization *	(41,785)	(41,909)
Net book value	$14,803	$18,815
Amortization during the period	$4,012	$6,297
Customer list intangibles:
Gross carrying amount	$6,173	$6,173
Accumulated amortization	(4,670)	(4,235)
Net book value	$1,503	$1,938
Additions during the period	$—	$650
Amortization during the period	$435	$579
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
A summary of the changes in the servicing rights asset was as follows.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2025	December 31, 2024
Servicing rights asset at beginning of year	$18,954	$20,486
Capitalized servicing rights	2,226	2,750
Sale of servicing rights ^	(64)	—
Amortization during the period	(3,095)	(4,282)
Servicing rights asset at end of period	$18,021	$18,954
Valuation allowance at beginning of year	$(120)	$—
(Additions) / Reversals, net	79	(120)
Charge-offs ^	41	—
Valuation allowance at end of period	$—	$(120)
Servicing rights asset, net	$18,021	$18,834
Residential mortgage loans serviced for others	$1,638,282	$1,644,821
Agricultural loans serviced for others	$397,868	$438,954
^ During first quarter 2025, Nicolet sold mortgage servicing rights with a remaining carrying value of $64,000 for $23,000 and the difference of $41,000 was charged-off through the valuation allowance. These serviced loans had a remaining loan balance of approximately $30 million at the time of sale.
Estimated future amortization: The following table shows the estimated future amortization expense for amortizing intangible assets and servicing assets. The projections are based on existing asset balances, the current interest rate environment and estimated prepayment speeds as of September 30, 2025. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	Servicing rights asset
Year ending December 31,
2025 (remaining three months)	$1,149	$144	$1,221
2026	3,983	379	3,681
2027	3,218	296	3,231
2028	2,622	296	2,859
2029	1,911	166	2,407
2030	1,219	166	1,811
Thereafter	701	56	2,811
Total	$14,803	$1,503	$18,021

Note 7 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. The Company did not have any short-term borrowings outstanding at either September 30, 2025 or December 31, 2024.
Long-Term Borrowings:
Long-term borrowings include any borrowing with an original maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	September 30, 2025	December 31, 2024
FHLB advances	$—	$5,000
Junior subordinated debentures	42,007	41,384
Subordinated notes	92,593	115,003
Total long-term borrowings	$134,600	$161,387
FHLB Advances: The Federal Home Loan Bank (“FHLB”) advance at December 31, 2024 had a fixed rate, required interest-only monthly payments, and matured in March 2025. The weighted average rate of the FHLB advance was 1.55% at December 31, 2024.
Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debenture. All the junior subordinated debentures are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. At September 30, 2025 and December 31, 2024, approximately $40 million and $39 million, respectively, of trust preferred securities qualify as Tier 1 capital.

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
In December 2021, as the result of an acquisition, Nicolet assumed $22 million in fixed-to-floating rate subordinated notes due in 2030, with a fixed annual interest rate of 7.00% through June 30, 2025, at which point the interest rate would reset quarterly thereafter to the then current SOFR plus 687.5 basis points. The Notes due in 2030 have been redeemed.

The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of September 30, 2025				As of December 31, 2024
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs (1)	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (2)	12/15/2035	5.73%	$10,310	$(2,027)	$8,283	6.05%	$8,134
Baylake Capital Trust II (3)	9/30/2036	5.61%	16,598	(2,524)	14,074	5.94%	13,897
First Menasha Statutory Trust (4)	3/17/2034	7.07%	5,155	(367)	4,788	7.40%	4,755
County Bancorp Statutory Trust II (5)	9/15/2035	5.83%	6,186	(484)	5,702	6.15%	5,586
County Bancorp Statutory Trust III (6)	6/15/2036	5.99%	6,186	(542)	5,644	6.31%	5,528
Fox River Valley Capital Trust (7)	5/30/2033	7.89%	3,610	(94)	3,516	7.89%	3,484
Total			$48,045	$(6,038)	$42,007		$41,384
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$92,750	$(157)	$92,593	3.13%	$92,436
County Subordinated Notes due 2030	6/30/2030	7.00%	—	—	—	7.00%	22,567
Total			$92,750	$(157)	$92,593		$115,003
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
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit	$2,037,470	$2,038,871
Financial standby letters of credit	19,949	15,683
Performance standby letters of credit	22,092	15,503
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
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the contractual amounts were $45 million and $37 million, respectively, at September 30, 2025. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale totaled $13 million and $12 million, respectively, at December 31, 2024. The net fair value of these mortgage derivatives combined was a net gain of $0.4 million and $0.1 million at September 30, 2025 and December 31, 2024, respectively.
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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
September 30, 2025
U.S. Treasury securities	$27,134	$—	$27,134	$—
U.S. government agency securities	4,402	—	4,402	—
State, county and municipals	275,797	—	275,018	779
Mortgage-backed securities	487,021	—	487,021	—
Corporate debt securities	67,180	—	61,353	5,827
Securities AFS	$861,534	$—	$854,928	$6,606
Other investments (equity securities)	$9,294	$9,294	$—	$—
Derivative assets	$785	$—	$412	$373
Derivative liabilities	$412	$—	$412	$—
December 31, 2024
U.S. Treasury securities	$14,028	$—	$14,028	$—
U.S. government agency securities	5,520	—	5,520	—
State, county and municipals	284,703	—	283,773	930
Mortgage-backed securities	421,953	—	421,027	926
Corporate debt securities	80,211	—	74,442	5,769
Securities AFS	$806,415	$—	$798,790	$7,625
Other investments (equity securities)	$8,610	$8,610	$—	$—
Derivative assets	$160	$—	$71	$89
Derivative liabilities	$71	$—	$71	$—
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the tables above.
Securities AFS and Equity Securities: Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds and mortgage-backed securities. At September 30, 2025 and December 31, 2024, it was determined that carrying value was the best approximation of fair value for the majority of these Level 3 securities, based primarily on the internal analysis on these securities.
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

The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Nine Months Ended	Year Ended
Level 3 Fair Value Measurements:	September 30, 2025	December 31, 2024
Balance at beginning of year	$7,625	$6,063
Transfer in	—	2,004
Maturities / Paydowns	(1,099)	(527)
Unrealized gain / (loss)	80	85
Balance at end of period	$6,606	$7,625
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
September 30, 2025
Collateral dependent loans	$24,104	$—	$—	$24,104
MSR asset (disclosure)	18,206	—	—	18,206
December 31, 2024
Collateral dependent loans	$22,207	$—	$—	$22,207
MSR asset (disclosure)	17,182	—	—	17,182
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
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

September 30, 2025
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$473,957	$473,957	$473,957	$—	$—
Securities AFS	861,534	861,534	—	854,928	6,606
Other investments, including equity securities	61,380	61,373	9,294	42,476	9,603
Loans held for sale	11,308	11,547	—	11,547	—
Loans, net	6,805,926	6,659,520	—	—	6,659,520
MSR asset	12,440	18,206	—	—	18,206
LSR asset	5,581	5,581	—	—	5,581
Accrued interest receivable	27,763	27,763	27,763	—	—
Financial liabilities:
Deposits	$7,611,465	$7,612,383	$—	$—	$7,612,383
Long-term borrowings	134,600	133,183	—	—	133,183
Accrued interest payable	8,296	8,296	8,296	—	—

December 31, 2024
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$536,047	$536,047	$536,047	$—	$—
Securities AFS	806,415	806,415	—	798,790	7,625
Other investments	62,125	62,114	8,610	45,197	8,307
Loans held for sale	7,637	7,778	—	7,778	—
Loans, net	6,560,262	6,300,325	—	—	6,300,325
MSR asset	11,965	17,182	—	—	17,182
LSR asset	6,869	6,869	—	—	6,869
Accrued interest receivable	25,033	25,033	25,033	—	—
Financial liabilities:
Deposits	$7,403,684	$7,402,589	$—	$—	$7,402,589
Long-term borrowings	161,387	148,900	—	4,969	143,931
Accrued interest payable	7,774	7,774	7,774	—	—
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
The banking segment derives revenue from customers by providing a broad array of loan and deposit products to businesses, consumers and government municipalities. Loan offerings include commercial and agricultural-based loans, as well as residential real estate and consumer loans. Deposit products include checking, savings, money market, and time deposits, as well as treasury management services, mobile banking, ATMs, and other deposit-related products and services
Accounting policies for the banking segment are the same as those described in Note 1, Nature of Business and Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The CODM assesses performance of the banking segment and decides how to allocate resources based on net income as reported in the Company’s consolidated statements of income. All categories of interest expense, provision for credit losses, and noninterest expense as disclosed in the Company’s consolidated statements of income are considered significant to the banking segment. For the nine months ended September 30, 2025 and 2024, respectively, there were no adjustments or reconciling items between the banking segment net income and consolidated net income as presented in the consolidated statements of income.
The measure of segment assets is based on total assets as reported on the consolidated balance sheets. For the nine months ended September 30, 2025, and the year ended December 31, 2024, respectively, there were no adjustments or reconciling items between the banking segment total assets and total assets as presented on the consolidated balance sheets.

Note 11 – Subsequent Event
On October 23, 2025, Nicolet and MidWestOne Financial Group, Inc. (“MidWestOne”) entered into a definitive merger agreement pursuant to which MidWestOne will merge with and into Nicolet (the “Merger”) in an all-stock transaction. In accordance with the terms and subject to the conditions set forth in the merger agreement, Nicolet will exchange 0.3175 shares of its common stock for each share of MidWestOne common stock outstanding at the effective time of the Merger. At September 30, 2025, MidWestOne had total assets of $6.2 billion, loans of $4.4 billion, deposits of $5.5 billion, and equity of $606 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) is a bank holding company headquartered in Green Bay, Wisconsin. Nicolet provides a diversified range of traditional banking and wealth management services to individuals and businesses in its market area and through the branch offices of its banking subsidiary, Nicolet National Bank (the “Bank”), primarily in Wisconsin, Michigan, and Minnesota. The following discussion is management’s analysis of Nicolet’s consolidated financial condition as of September 30, 2025 and December 31, 2024 and results of operations for the three and nine-month periods ended September 30, 2025 and 2024. It should be read in conjunction with our audited consolidated financial statements included in Nicolet’s 2024 Annual Report on Form 10-K.
In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, all references to “we,” “us” and “our” refer to the Company.
Recent Development
On October 23, 2025, Nicolet announced that it had entered into a definitive merger agreement with MidWestOne Financial Group, Inc. (“MidWestOne”) pursuant to which MidWestOne will merge with and into Nicolet (the “Merger”) in an all-stock transaction. In accordance with the terms and subject to the conditions set forth in the merger agreement, Nicolet will exchange 0.3175 shares of its common stock for each share of MidWestOne common stock outstanding at the effective time of the Merger. At September 30, 2025, MidWestOne had total assets of $6.2 billion, loans of $4.4 billion, deposits of $5.5 billion, and equity of $606 million. The merger is expected to close in the first half of 2026, subject to customary closing conditions, including approval by regulators and stockholders of both Nicolet and MidWestOne.
Forward-Looking Statements
Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any statements regarding our expectations regarding the expected completion date of our proposed merger with MidWestOne, descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance, or with respect to expectations regarding the economic factors such as inflation and changes in interest rates. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements are neither statements of historical fact nor assurance of future performance and generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Forward-looking statements (including their underlying assumptions) should be viewed with caution. Investors should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those implied or anticipated by any forward-looking statements. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors, many of which are beyond Nicolet’s control, that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Item 1A, “Risk Factors” of Nicolet’s 2024 Annual Report on Form 10-K and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q include, but are not necessarily limited to the following:
•our inability to meet expectations regarding the timing of the proposed MidWestOne merger;
•the failure to obtain the necessary approvals by the stockholders of Nicolet or MidWestOne for the proposed merger;
•the ability by each of Nicolet and MidWestOne to obtain required governmental approvals of the proposed transaction on the timeline expected (which could be affected by government shutdowns), or at all; the failure to satisfy other conditions to completion of the proposed MidWestOne merger, or any unexpected delay in closing the proposed transaction or the occurrence of any event, change or other circumstances that could give rise to the termination of the MidWestOne merger agreement;
•the outcome of any legal or regulatory proceedings or governmental inquiries or investigations that may be currently pending or later instituted against Nicolet or MidWestOne that relate to the proposed MidWestOne merger;
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
•potential difficulties in identifying and completing future merger or acquisition opportunities, including our proposed merger with MidWestOne, as well as our ability to successfully expand and integrate any businesses we acquire;

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
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements.

Earnings Summary

Table 1: Earnings Summary and Selected Financial Data
	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2025	6/30/2025	3/31/2025	12/31/2024	9/30/2024	9/30/2025	9/30/2024
Results of operations:
Net interest income	$79,264	$75,109	$71,206	$71,550	$68,366	$225,579	$196,515
Provision for credit losses	950	1,050	1,500	1,000	750	3,500	2,850
Noninterest income	23,619	20,633	18,223	20,858	22,378	62,475	61,409
Noninterest expense	50,088	49,919	47,787	48,205	49,148	147,794	143,148
Income tax expense	10,110	8,738	7,550	8,723	8,330	26,398	22,347
Net income (GAAP)	$41,735	$36,035	$32,592	$34,480	$32,516	$110,362	$89,579
Earnings per common share ("EPS"):
Basic EPS	$2.81	$2.40	$2.14	$2.25	$2.16	$7.34	$5.99
Diluted EPS (GAAP)	$2.73	$2.34	$2.08	$2.19	$2.10	$7.14	$5.84
Adjusted net income & diluted EPS:
Adjusted net income (non-GAAP) (1)	$40,693	$36,195	$32,877	$34,069	$31,569	$109,765	$86,599
Adjusted diluted EPS (non-GAAP) (1)	$2.66	$2.35	$2.10	$2.17	$2.04	$7.10	$5.65
Common Shares:
Basic weighted average	14,836	15,029	15,256	15,297	15,052	15,039	14,966
Diluted weighted average	15,303	15,431	15,647	15,710	15,479	15,463	15,330
Outstanding (period end)	14,799	14,924	15,149	15,357	15,104	14,799	15,104
Period-End Balances:
Loans	$6,874,711	$6,839,141	$6,745,598	$6,626,584	$6,556,840	$6,874,711	$6,556,840
Allowance for credit losses - loans	68,785	68,408	67,480	66,322	65,785	68,785	65,785
Total assets	9,029,430	8,930,809	8,975,222	8,796,795	8,637,118	9,029,430	8,637,118
Deposits	7,611,465	7,541,673	7,572,190	7,403,684	7,259,997	7,611,465	7,259,997
Stockholders’ equity (common)	1,214,960	1,190,098	1,183,268	1,172,898	1,149,327	1,214,960	1,149,327
Book value per common share	82.10	79.74	78.11	76.38	76.09	82.10	76.09
Tangible book value per common share (2)	56.17	53.94	52.59	51.10	50.29	56.17	50.29
Financial Ratios: (3)
Return on average assets	1.84%	1.62%	1.49%	1.57%	1.50%	1.66%	1.41%
Return on average common equity	13.86	12.21	11.21	11.79	11.57	12.44	11.09
Return on average tangible common equity (2)	20.42	18.12	16.70	17.71	17.77	18.44	17.42
Stockholders’ equity to assets	13.46	13.33	13.18	13.33	13.31	13.46	13.31
Tangible common equity to tangible assets (2)	9.61	9.42	9.28	9.33	9.21	9.61	9.21
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

Table 1A: Reconciliation of Non-GAAP Financial Measures
	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2025	6/30/2025	3/31/2025	12/31/2024	9/30/2024	9/30/2025	9/30/2024
Adjusted Net Income Reconciliation (1)
Net income (GAAP)	$41,735	$36,035	$32,592	$34,480	$32,516	$110,362	$89,579
Adjustments:
Assets (gains) losses, net (2)	(1,294)	199	354	(510)	(1,177)	(741)	(3,702)
Adjustments subtotal	(1,294)	199	354	(510)	(1,177)	(741)	(3,702)
Tax on Adjustments (3)	(252)	39	69	(99)	(230)	(144)	(722)
Adjusted net income (Non-GAAP)	$40,693	$36,195	$32,877	$34,069	$31,569	$109,765	$86,599

Diluted EPS (GAAP)	$2.73	$2.34	$2.08	$2.19	$2.10	$7.14	$5.84
Adjusted diluted EPS (Non-GAAP)	$2.66	$2.35	$2.10	$2.17	$2.04	$7.10	$5.65
Tangible Assets: (4)
Total assets	$9,029,430	$8,930,809	$8,975,222	$8,796,795	$8,637,118
Goodwill and other intangibles, net	383,693	385,107	386,588	388,140	389,727
Tangible assets	$8,645,737	$8,545,702	$8,588,634	$8,408,655	$8,247,391
Tangible Common Equity: (4)
Stockholders’ equity (common)	$1,214,960	$1,190,098	$1,183,268	$1,172,898	$1,149,327
Goodwill and other intangibles, net	383,693	385,107	386,588	388,140	389,727
Tangible common equity	$831,267	$804,991	$796,680	$784,758	$759,600
Average Tangible Common Equity: (4)
Stockholders’ equity (common)	$1,194,974	$1,183,316	$1,178,868	$1,163,477	$1,118,242	$1,185,778	$1,079,215
Goodwill and other intangibles, net	384,296	385,735	387,260	388,824	390,453	385,753	392,189
Average tangible common equity	$810,678	$797,581	$791,608	$774,653	$727,789	$800,025	$687,026
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

Performance Summary
Net income was $110 million (or earnings per diluted common share of $7.14) for the nine months ended September 30, 2025, compared to net income of $90 million (or earnings per diluted common share of $5.84) for the nine months ended September 30, 2024.

•Net interest income was $226 million for the first nine months of 2025, up $29 million (15%) over the first nine months of 2024. Interest income grew $25 million including solid loan growth, as well as the repricing of new and renewed loans, while interest expense decreased $4 million between the comparable nine-month periods. Net interest margin was 3.72% for the nine months ended September 30, 2025, compared to 3.42% for the nine months ended September 30, 2024. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”
•Noninterest income was $62 million for the nine months ended September 30, 2025, $1 million higher than the comparable period of 2024, with growth in most core noninterest income categories, partly offset by lower net asset gains (losses). Noninterest income excluding net asset gains (losses) for the first nine months of 2025 was $62 million, a $4 million (7%) increase over the first nine months of 2024. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”
•Noninterest expense was $148 million for the nine months ended September 30, 2025, an increase of $5 million (3%) over the comparable period of 2024. Personnel costs increased $3 million (4%), while non-personnel expenses combined increased $1 million (2%) compared to the first nine months of 2024. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”
•Nonperforming assets were $28 million, and represented 0.31% of total assets at September 30, 2025, compared to $29 million or 0.33% of total assets at December 31, 2024. For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”

•At September 30, 2025, assets were $9.0 billion, an increase of $233 million (3%) from December 31, 2024, mostly from solid loan growth, partly offset by lower cash balances. For additional balance sheet discussion see “Balance Sheet Analysis.”
•At September 30, 2025, loans were $6.9 billion, an increase of $248 million from December 31, 2024, mostly in commercial and industrial loans. On average, loans grew $316 million (5%) over the first nine months of 2024. For additional information regarding loans, see “Balance Sheet Analysis — Loans.”
•Total deposits of $7.6 billion at September 30, 2025, increased $208 million from December 31, 2024, with growth in core deposits of $353 million, partly offset by a $145 million reduction in brokered deposits. Year-to-date average deposits were $330 million (5%) higher than the first nine months of 2024. For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Nine Months Ended September 30,
	2025			2024
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate *
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$6,796,031	$314,949	6.19%	$6,479,598	$292,792	6.03%
Investment securities:
Taxable	746,343	17,788	3.18%	698,289	14,824	2.82%
Tax-exempt (2)	150,496	4,053	3.59%	181,412	4,618	3.39%
Total investment securities	896,839	21,841	3.25%	879,701	19,442	2.95%
Other interest-earning assets	449,541	15,288	4.55%	370,047	14,775	5.33%
Total non-loan earning assets	1,346,380	37,129	3.68%	1,249,748	34,217	3.65%
Total interest-earning assets	8,142,411	$352,078	5.78%	7,729,346	$327,009	5.65%
Other assets, net	772,553			757,256
Total assets	$8,914,964			$8,486,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$800,088	$7,621	1.27%	$760,609	$7,543	1.32%
Interest-bearing demand	993,920	13,210	1.78%	876,917	11,239	1.71%
Money market accounts (“MMA”)	1,966,132	35,689	2.43%	1,954,124	42,076	2.88%
Core time deposits	1,281,002	38,269	3.99%	1,092,936	35,063	4.29%
Total interest-bearing core deposits	5,041,142	94,789	2.51%	4,684,586	95,921	2.74%
Brokered deposits	754,096	24,460	4.34%	759,791	26,515	4.66%
Total interest-bearing deposits	5,795,238	119,249	2.75%	5,444,377	122,436	3.00%
Wholesale funding	150,294	5,884	5.23%	163,053	6,580	5.39%
Total interest-bearing liabilities	5,945,532	$125,133	2.81%	5,607,430	$129,016	3.07%
Noninterest-bearing demand deposits	1,716,706			1,737,220
Other liabilities	66,948			62,737
Stockholders’ equity	1,185,778			1,079,215
Total liabilities and stockholders’ equity	$8,914,964			$8,486,602
Interest rate spread			2.97%			2.58%
Net free funds			0.75%			0.84%
Tax-equivalent net interest income and net interest margin		$226,945	3.72%		$197,993	3.42%
Tax-equivalent adjustment		$1,366			$1,478
Net interest income		$225,579			$196,515
Additional loan interest details:
Loan purchase accounting accretion (3)		$4,324	0.09%		$4,582	0.09%
Loan nonaccrual interest (4)		$(677)	(0.01)%		$40	—%
* During fourth quarter 2024, Nicolet changed the annualization methodology utilized for the calculation of selected net interest margin components from actual / 360 to actual / actual to be more consistent with the methodology typically used by peer banks and to cause quarterly results to be more consistent with annual results. Prior periods have been restated for this change in methodology. There was no change to the reported average balances or interest recognized.
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
(4)Loan nonaccrual interest included in Total loans interest above, and the related impact to net interest margin.

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis (Continued)

	For the Three Months Ended September 30,
	2025			2024
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate *
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$6,843,189	$108,042	6.27%	$6,542,532	$100,962	6.14%
Investment securities:
Taxable	759,101	6,201	3.27%	705,643	5,211	2.96%
Tax-exempt (2)	144,738	1,318	3.64%	167,569	1,455	3.47%
Total investment securities	903,839	7,519	3.33%	873,212	6,666	3.05%
Other interest-earning assets	459,623	5,204	4.50%	409,029	5,492	5.35%
Total non-loan earning assets	1,363,462	12,723	3.72%	1,282,241	12,158	3.79%
Total interest-earning assets	8,206,651	$120,765	5.85%	7,824,773	$113,120	5.76%
Other assets, net	777,693			772,039
Total assets	$8,984,344			$8,596,812
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$818,747	$2,607	1.26%	$761,851	$2,543	1.33%
Interest-bearing demand	976,323	4,459	1.81%	872,730	3,901	1.78%
MMA	1,981,655	12,073	2.42%	1,949,872	13,883	2.83%
Core time deposits	1,342,161	13,190	3.90%	1,139,011	12,625	4.41%
Total interest-bearing core deposits	5,118,886	32,329	2.51%	4,723,464	32,952	2.78%
Brokered deposits	658,491	6,983	4.21%	768,058	9,108	4.72%
Total interest-bearing deposits	5,777,377	39,312	2.70%	5,491,522	42,060	3.05%
Wholesale funding	134,473	1,757	5.18%	161,737	2,196	5.40%
Total interest-bearing liabilities	5,911,850	$41,069	2.76%	5,653,259	$44,256	3.11%
Noninterest-bearing demand deposits	1,806,609			1,755,799
Other liabilities	70,911			69,512
Stockholders’ equity	1,194,974			1,118,242
Total liabilities and stockholders’ equity	$8,984,344			$8,596,812
Interest rate spread			3.09%			2.65%
Net free funds			0.77%			0.86%
Tax-equivalent net interest income and net interest margin		$79,696	3.86%		$68,864	3.51%
Tax-equivalent adjustment		$432			$498
Net interest income		$79,264			$68,366
Additional loan interest details:
Loan purchase accounting accretion (3)		$1,375	0.08%		$1,527	0.09%
Loan nonaccrual interest (4)		$(346)	(0.02)%		$(48)	—%
* During fourth quarter 2024, Nicolet changed the annualization methodology utilized for the calculation of selected net interest margin components from actual / 360 to actual / actual to be more consistent with the methodology typically used by peer banks and to cause quarterly results to be more consistent with annual results. Prior periods have been restated for this change in methodology. There was no change to the reported average balances or interest recognized.
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.
(3)Loan purchase accounting accretion included in Total loans interest above, and the related impact to net interest margin.
(4)Loan nonaccrual interest included in Total loans interest above, and the related impact to net interest margin.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended September 30, 2025 Compared to September 30, 2024:			For the Nine Months Ended September 30, 2025 Compared to September 30, 2024:
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Total loans (2)	$4,976	$2,104	$7,080	$14,989	$7,168	$22,157
Investment securities:
Taxable	429	561	990	1,082	1,882	2,964
Tax-exempt (2)	(208)	71	(137)	(833)	268	(565)
Total investment securities	221	632	853	249	2,150	2,399
Other interest-earning assets	570	(858)	(288)	2,710	(2,197)	513
Total non-loan earning assets	791	(226)	565	2,959	(47)	2,912
Total interest-earning assets	$5,767	$1,878	$7,645	$17,948	$7,121	$25,069
Interest-bearing liabilities
Savings	$181	$(117)	$64	$376	$(298)	$78
Interest-bearing demand	473	85	558	1,555	416	1,971
MMA	194	(2,004)	(1,810)	218	(6,605)	(6,387)
Core time deposits	1,996	(1,431)	565	5,618	(2,412)	3,206
Total interest-bearing core deposits	2,844	(3,467)	(623)	7,767	(8,899)	(1,132)
Brokered deposits	(1,162)	(963)	(2,125)	(185)	(1,870)	(2,055)
Total interest-bearing deposits	1,682	(4,430)	(2,748)	7,582	(10,769)	(3,187)
Wholesale funding	(355)	(84)	(439)	(499)	(197)	(696)
Total interest-bearing liabilities	1,327	(4,514)	(3,187)	7,083	(10,966)	(3,883)
Net interest income	$4,440	$6,392	$10,832	$10,865	$18,087	$28,952
(1)The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amount of change in each.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

At the beginning of 2024, the Federal Funds range was 5.25% to 5.50%. The Federal Reserve decreased short-term interest rates a total of 100 bps during the second half of 2024, resulting in a Federal Funds range of 4.25% to 4.50% at December 31, 2024. During third quarter 2025, the Federal Reserve decreased short-term interest rates 25 bps, resulting in a Federal Funds range of 4.00% to 4.25% at September 30, 2025.
Tax-equivalent net interest income was $227 million for the nine months ended September 30, 2025, an increase of $29 million (15%) over the nine months ended September 30, 2024. The $29 million increase in tax-equivalent net interest income was attributable to both favorable rates and favorable volumes, which added $18 million and $11 million to net interest income, respectively.
Average interest-earning assets increased $413 million (5%) to $8.1 billion over the comparable 2024 period, due primarily to loan growth. Between the comparable nine-month periods, average loans increased $316 million (5%), from organic loan growth. Average investment securities increased slightly (up $17 million) between the comparable nine-month periods, while other interest-earning assets increased $79 million (mostly cash). As a result, the mix of average interest-earning assets was 83% loans, 11% investments and 6% other interest-earning assets (mostly cash) for the first nine months of 2025, compared to 84%, 11%, and 5%, respectively, for the first nine months of 2024 .
Average interest-bearing liabilities were $5.9 billion for the first nine months of 2025, an increase of $338 million (6%) over the first nine months of 2024, due primarily to deposit growth. Average interest-bearing core deposits increased $357 million while average brokered deposits decreased $6 million between the comparable nine-month periods, reflecting growth in higher cost deposit products and a shift in funding strategy. Wholesale funding decreased $13 million between the comparable nine-month periods. The mix of average interest-bearing liabilities was comprised of 85% core deposits, 13% brokered deposits and 2% wholesale funding for the first nine months of 2025, compared to 84%, 14%, and 2% respectively, for the first nine months of 2024.
The interest rate spread increased 39 bps between the comparable nine-month periods. The loan yield improved 16 bps to 6.19% between the comparable nine-month periods, mostly from the repricing of new and renewed loans. The yield on investment securities increased 30 bps to 3.25%, while the yield on other interest-earning assets (mostly cash) decreased 78 bps to 4.55%, consistent with the Federal Reserve interest rate cuts. The cost of interest-bearing liabilities decreased 26 bps to

2.81% for the first nine months of 2025, mostly due to lower deposit costs. As a result, the tax-equivalent net interest margin was 3.72% for the first nine months of 2025, a 30 bps increase over 3.42% for the first nine months of 2024.
Tax-equivalent interest income was $352 million for the first nine months of 2025, up $25 million from the comparable period of 2024, comprised of $18 million higher average volume and $7 million higher average rates. Interest income on loans increased $22 million over the first nine months of 2024, due to both loan growth and higher rates. Interest expense was $125 million for first nine months of 2025, down $4 million from the comparable period of 2024, with the higher interest expense from deposit growth more than offset by lower deposit rates.
Provision for Credit Losses
The provision for credit losses was $3.5 million for the nine months ended September 30, 2025, compared to $2.9 million for the nine months ended September 30, 2024, with the increase for both periods attributable to growth and changes in the underlying loan portfolio.
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

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Trust services fee income	$2,918	$2,656	$262	10%	$8,048	$7,501	$547	7%
Brokerage fee income	4,711	4,429	282	6	13,367	12,743	624	5
Wealth management fee income	7,629	7,085	544	8	21,415	20,244	1,171	6
Mortgage income, net	3,568	2,853	715	25	8,401	6,851	1,550	23
Service charges on deposit accounts	2,000	1,913	87	5	5,987	5,307	680	13
Card interchange income	3,752	3,564	188	5	10,788	10,120	668	7
BOLI income	1,654	1,455	199	14	4,503	4,027	476	12
Deferred compensation plan asset market valuations	972	1,162	(190)	N/M	2,454	1,390	1,064	N/M
LSR income, net	668	1,090	(422)	(39)	2,675	3,341	(666)	(20)
Other noninterest income	2,082	2,079	3	—	5,511	6,427	(916)	(14)
Noninterest income without net gains (losses)	22,325	21,201	1,124	5	61,734	57,707	4,027	7
Asset gains (losses), net	1,294	1,177	117	N/M	741	3,702	(2,961)	N/M
Total noninterest income	$23,619	$22,378	$1,241	6%	$62,475	$61,409	$1,066	2%
N/M means not meaningful.

Noninterest income was $62.5 million for the nine months ended September 30, 2025, $1.1 million higher than the comparable period of 2024, with growth in most core noninterest income categories, partly offset by lower net asset gains (losses). Noninterest income excluding net asset gains (losses) for the first nine months of 2025 was $61.7 million, a $4.0 million (7%) increase over the first nine months of 2024.
Wealth management fee income was $21.4 million, up $1.2 million (6%) from the first nine months of 2024, including favorable market-related changes, as well as growth in accounts and assets under management.
Mortgage income includes net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSR”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of

$8.4 million, increased $1.6 million (23%) between the comparable nine-month periods, mostly due to higher secondary market volumes and the related gains on sales. See also Note 6, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.
Services charges on deposit accounts were $6.0 million, up $0.7 million (13%) from the first nine months of 2024, on growth in both accounts and account analysis fees.
The Company sponsors a nonqualified deferred compensation (“NQDC”) plan for certain employees, the value of which fluctuates based upon changes in market valuations of the underlying plan assets. See also “Noninterest Expense” for the offsetting fair value change to the nonqualified deferred compensation plan liabilities.
Other income of $5.5 million for the nine months ended September 30, 2025 was down $0.9 million from the comparable 2024 period, largely due to timing of card incentive income.
Net asset gains of $0.7 million for the first nine months of 2025 were mostly due to favorable fair value marks on equity securities. Net asset gains of $3.7 million for the first nine months of 2024 included gains of $1.6 million on sales of investments, a $1.3 million gain on the early extinguishment of Nicolet subordinated notes, and $0.7 million favorable fair value marks on equity securities.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2025	2024	Change	% Change	2025	2024	Change	% Change
Personnel	$29,437	$28,937	$500	2%	$85,072	$81,732	$3,340	4%
Occupancy, equipment and office	9,028	8,826	202	2	27,462	26,451	1,011	4
Business development and marketing	2,223	1,823	400	22	5,916	6,005	(89)	(1)
Data processing	4,671	4,535	136	3	13,878	13,086	792	6
Intangibles amortization	1,414	1,694	(280)	(17)	4,447	5,289	(842)	(16)
FDIC assessments	1,005	990	15	2	2,974	3,013	(39)	(1)
Other noninterest expense	2,310	2,343	(33)	(1)	8,045	7,572	473	6
Total noninterest expense	$50,088	$49,148	$940	2%	$147,794	$143,148	$4,646	3%
Non-personnel expenses	$20,651	$20,211	$440	2%	$62,722	$61,416	$1,306	2%
Average full-time equivalent (“FTE”) employees	972	955	17	2%	957	952	5	1%

Noninterest expense was $147.8 million for the nine months ended September 30, 2025, an increase of $4.6 million (3%) over the comparable period of 2024. Personnel costs increased $3.3 million (4%), while non-personnel expenses combined increased $1.3 million (2%) compared to the first nine months of 2024.
Personnel expense was $85.1 million for the nine months ended September 30, 2025, an increase of $3.3 million (4%) from the comparable period in 2024, reflecting merit increases between the years and higher incentives commensurate with current period earnings.
Occupancy, equipment and office expense was $27.5 million for the nine months ended September 30, 2025, up $1.0 million (4%) from the comparable period in 2024, mostly due to additional expense for software and technology solutions.
Business development and marketing was $5.9 million for the first nine months of 2025, a reduction of $0.1 million from the comparable period in 2024, reflective of the timing and extent of marketing campaigns, promotions, and media.
Data processing expense was $13.9 million, up $0.8 million (6%) between the comparable nine-month periods, mostly due to volume-based increases in core and card processing charges.
Intangibles amortization decreased $0.8 million between the comparable nine-month periods due to lower amortization from the aging intangibles.
Other expense was $8.0 million, up $0.5 million (6%) between the comparable nine-month periods, mostly due to higher audit-related expenses.

Income Taxes
Income tax expense was $26.4 million (effective tax rate of 19.3%) for the first nine months of 2025, compared to income tax expense of $22.3 million (effective tax rate of 20.0%) for the comparable period of 2024. The change in income tax expense was mostly due to the higher pretax earnings in 2025.

Income Statement Analysis – Three Months Ended September 30, 2025 versus Three Months Ended September 30, 2024
Net income was $41.7 million for the three months ended September 30, 2025, compared to net income of $32.5 million for the three months ended September 30, 2024. Earnings per diluted common share was $2.73 for third quarter 2025, compared to $2.10 for third quarter 2024.
Tax-equivalent net interest income was $79.7 million for third quarter 2025, an increase of $10.8 million from third quarter 2024. Interest income increased $7.6 million over third quarter 2024, while interest expense decreased $3.2 million from third quarter 2024. The increase in interest income was mostly attributable to strong loan growth (average loans increased $301 million or 5% over third quarter 2024) as well as higher yields (mostly from the repricing of new and renewed loans). Average investment securities increased $31 million between the comparable third quarter periods, while other interest-earning assets increased $51 million (primarily investable cash) between the comparable third quarter periods. The $3.2 million decrease in interest expense from third quarter 2024, was mostly attributable to lower deposit costs, partly offset by deposit growth. For additional information regarding average balances, net interest income and net interest margin, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”
The net interest margin for third quarter 2025 was 3.86%, up 35 bps compared to 3.51% for third quarter 2024. The yield on interest-earning assets of 5.85% increased 9 bps from third quarter 2024, while the cost of funds of 2.76% decreased 35 bps between the comparable quarters.
Provision for credit losses was $1.0 million for third quarter 2025, compared to $0.8 million provision for credit losses for third quarter 2024. For additional information regarding the allowance for credit losses-loans and asset quality, see “BALANCE SHEET ANALYSIS — Allowance for Credit Losses - Loans” and “BALANCE SHEET ANALYSIS — Nonperforming Assets.”
Noninterest income was $23.6 million for third quarter 2025, an increase of $1.2 million (6%) from third quarter 2024. Net mortgage income of $3.6 million, increased $0.7 million (25%) between the comparable third quarter periods, while wealth management fee income of $7.6 million, increased $0.5 million (8%) over third quarter 2024. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”
Noninterest expense was $50.1 million for third quarter 2025, an increase of $0.9 million (2%) from third quarter 2024. Personnel expense increased $0.5 million mostly due to higher salaries and incentives. The increase in non-personnel expenses was mostly due to higher building expense for cleaning and maintenance, as well as higher business development and marketing reflective of the timing and extent of marketing campaigns, promotions, and media. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”
Income tax expense was $10.1 million (effective tax rate of 19.5%) for third quarter 2025, compared to $8.3 million (effective tax rate of 20.4%) for third quarter 2024.

BALANCE SHEET ANALYSIS
At September 30, 2025, period end assets were $9.0 billion, an increase of $233 million (3%) from December 31, 2024, mostly from loan growth, partly offset by lower cash balances. Total loans increased $248 million (4%) from December 31, 2024, mostly in commercial and industrial loans. Total deposits were $7.6 billion at September 30, 2025, an increase of $208 million (3%) from December 31, 2024, with growth in customer (core) deposits of $353 million, partly offset by a $145 million reduction in brokered deposits. Total stockholders’ equity was $1.2 billion at September 30, 2025, an increase of $42 million over December 31, 2024, with solid earnings and favorable movements in the securities portfolio market valuation partly offset by common stock repurchases and the quarterly common stock dividend.

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
Table 6: Period End Loan Composition

	September 30, 2025		December 31, 2024		September 30, 2024
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,415,841	20%	$1,319,763	20%	$1,351,516	21%
Owner-occupied CRE	947,390	14	940,367	14	920,533	14
Agricultural	1,378,070	20	1,322,038	20	1,261,152	19
Commercial	3,741,301	54	3,582,168	54	3,533,201	54
CRE investment	1,213,301	17	1,221,826	18	1,226,982	19
Construction & land development	324,209	5	239,694	4	231,694	3
Commercial real estate	1,537,510	22	1,461,520	22	1,458,676	22
Commercial-based loans	5,278,811	76	5,043,688	76	4,991,877	76
Residential construction	92,325	1	96,110	1	85,811	2
Residential first mortgage	1,199,512	18	1,196,158	18	1,194,574	18
Residential junior mortgage	260,167	4	234,634	4	223,456	3
Residential real estate	1,552,004	23	1,526,902	23	1,503,841	23
Retail & other	43,896	1	55,994	1	61,122	1
Retail-based loans	1,595,900	24	1,582,896	24	1,564,963	24
Total loans	$6,874,711	100%	$6,626,584	100%	$6,556,840	100%
As noted in Table 6 above, the loan portfolio at September 30, 2025, was 76% commercial-based and 24% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Total loans of $6.9 billion at September 30, 2025, increased $248 million (4%) from December 31, 2024, mostly in commercial and industrial loans. At September 30, 2025, commercial and industrial loans and agricultural loans represented the largest segments of Nicolet’s loan portfolio, with each at 20% of the total portfolio. The next largest segments were CRE investment and residential first mortgage, representing 17% and 18% of the total loan portfolio, respectively. The loan portfolio is widely diversified and included the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, hospitality, retail, service, and businesses supporting the general building industry. The following chart provides the industry distribution of our commercial loan portfolio at September 30, 2025.

Commercial Loan Portfolio by Industry Type (based on NAICS codes)

All Other
13%
Real Estate and Rental and Leasing
29%
Wholesale Trade
4%
Agriculture Production Other
4%
Health Care and Social Assistance
4%
Retail Trade
5%
Accommodation and Food Services
6%
Construction
7%
Manufacturing
8%
Dairy Cattle and Milk Production
20%

The following tables present the maturity distribution of the loan portfolio.
Table 7: Loan Maturity Distribution

As of September 30, 2025	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$691,759	$609,258	$110,190	$4,634	$1,415,841
Owner-occupied CRE	266,339	548,692	105,402	26,957	947,390
Agricultural	600,194	453,764	293,021	31,091	1,378,070
CRE investment	309,552	714,499	166,172	23,078	1,213,301
Construction & land development	108,590	157,621	45,352	12,646	324,209
Residential construction *	76,652	5,033	699	9,941	92,325
Residential first mortgage	86,142	213,542	147,988	751,840	1,199,512
Residential junior mortgage	31,084	11,750	30,323	187,010	260,167
Retail & other	23,884	9,442	6,096	4,474	43,896
Total loans	$2,194,196	$2,723,601	$905,243	$1,051,671	$6,874,711
Percent by maturity distribution	32%	40%	13%	15%	100%
Total fixed rate loans	$1,139,241	$2,145,146	$577,018	$337,057	$4,198,462
Total floating rate loans	$1,054,955	$578,455	$328,225	$714,614	$2,676,249

As of December 31, 2024	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$541,948	$665,448	$105,773	$6,594	$1,319,763
Owner-occupied CRE	197,945	580,072	130,746	31,604	940,367
Agricultural	505,889	461,631	320,859	33,659	1,322,038
CRE investment	229,552	788,954	179,186	24,134	1,221,826
Construction & land development	72,310	115,708	39,740	11,936	239,694
Residential construction *	78,891	5,589	716	10,914	96,110
Residential first mortgage	72,428	229,325	156,481	737,924	1,196,158
Residential junior mortgage	27,138	14,438	35,233	157,825	234,634
Retail & other	33,413	10,260	7,953	4,368	55,994
Total loans	$1,759,514	$2,871,425	$976,687	$1,018,958	$6,626,584
Percent by maturity distribution	27%	43%	15%	15%	100%
Total fixed rate loans	$897,796	$2,440,488	$610,033	$336,244	$4,284,561
Total floating rate loans	$861,718	$430,937	$366,654	$682,714	$2,342,023
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
At September 30, 2025, the ACL-Loans was $69 million and represented 1.00% of period end loans, compared to $66 million (or 1.00% of period end loans) at December 31, 2024 and $66 million (or 1.00% of period end loans) at September 30, 2024. The components of the ACL-Loans are detailed further in Table 8 below.

Table 8: Allowance for Credit Losses - Loans

	Nine Months Ended		Year Ended
(in thousands)	September 30, 2025	September 30, 2024	December 31, 2024
ACL-Loans:
Balance at beginning of period	$66,322	$63,610	$63,610
Provision for credit losses	3,750	2,850	3,750
Charge-offs	(1,575)	(1,066)	(1,493)
Recoveries	288	391	455
Net (charge-offs) recoveries	(1,287)	(675)	(1,038)
Balance at end of period	$68,785	$65,785	$66,322
Net loan (charge-offs) recoveries:
Commercial & industrial	$(822)	$(525)	$(867)
Owner-occupied CRE	(137)	107	124
Agricultural	(65)	—	—
CRE investment	—	—	—
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	(97)	32	33
Residential junior mortgage	—	8	9
Retail & other	(166)	(297)	(337)
Total net (charge-offs) recoveries	$(1,287)	$(675)	$(1,038)
Ratios:
ACL-Loans to total loans	1.00%	1.00%	1.00%
Net charge-offs to average loans, annualized	0.03%	0.01%	0.02%

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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”). At September 30, 2025, nonperforming assets were $28 million and represented 0.31% of total assets, compared to 0.33% of total assets at December 31, 2024, and 0.31% of total assets at September 30, 2024.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $79 million (1% of loans) and $68 million (1% of loans) at September 30, 2025 and December 31, 2024, respectively. Potential problem loans require heightened management review given the pace at which a credit may deteriorate, the potential duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on the underlying real estate or collateral values.

Table 9: Nonperforming Assets

(in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Nonperforming loans:
Commercial & industrial	$7,237	$8,534	$5,658
Owner-occupied CRE	6,322	4,547	4,104
Agricultural	11,259	9,969	10,280
Commercial	24,818	23,050	20,042
CRE investment	508	1,688	1,747
Construction & land development	—	—	—
Commercial real estate	508	1,688	1,747
Commercial-based loans	25,326	24,738	21,789
Residential construction	—	—	—
Residential first mortgage	1,736	3,370	3,478
Residential junior mortgage	259	185	184
Residential real estate	1,995	3,555	3,662
Retail & other	142	126	114
Retail-based loans	2,137	3,681	3,776
Total nonaccrual loans	27,463	28,419	25,565
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$27,463	$28,419	$25,565
Nonaccrual loans (included above) covered by guarantees	$9,229	$7,463	$7,460
OREO:
Commercial real estate owned	$170	$80	$235
Residential real estate owned	—	16	27
Bank property real estate owned	597	597	597
Total OREO	767	693	859
Total nonperforming assets	$28,230	$29,112	$26,424
Ratios:
Nonperforming loans to total loans	0.40%	0.43%	0.39%
Nonperforming assets to total loans plus OREO	0.41%	0.44%	0.40%
Nonperforming assets to total assets	0.31%	0.33%	0.31%
ACL-Loans to nonperforming loans	250%	233%	257%

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
Total deposits of $7.6 billion at September 30, 2025, increased $208 million (3%) from December 31, 2024. Core deposit balances of $7.0 billion at September 30, 2025, increased $353 million from December 31, 2024, while brokered deposits decreased $145 million. Compared to September 30, 2024, total deposits increased $351 million, including a $456 million increase in core deposits and a $104 million decrease in brokered deposits. The deposit composition is presented in Table 10 below.
Table 10: Period End Deposit Composition

	September 30, 2025		December 31, 2024		September 30, 2024
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,826,453	24%	$1,791,228	24%	$1,839,617	25%
Interest-bearing demand	1,104,552	14%	1,168,560	16%	1,035,593	14%
Money market	2,044,055	27%	1,942,367	26%	1,928,977	27%
Savings	825,683	11%	774,707	11%	763,024	11%
Time	1,810,722	24%	1,726,822	23%	1,692,786	23%
Total deposits	$7,611,465	100%	$7,403,684	100%	$7,259,997	100%
Brokered transaction accounts	$160,706	2%	$163,580	2%	$159,547	2%
Brokered and listed time deposits	444,683	6%	586,852	8%	549,907	8%
Total brokered deposits	$605,389	8%	$750,432	10%	$709,454	10%
Customer transaction accounts	$5,640,037	74%	$5,513,282	75%	$5,407,664	74%
Customer time deposits	1,366,039	18%	1,139,970	15%	1,142,879	16%
Total customer deposits (core)	$7,006,076	92%	$6,653,252	90%	$6,550,543	90%
Total estimated uninsured deposits were $2.3 billion (representing 30% of total deposits) at September 30, 2025, compared to $2.2 billion (representing 30% of total deposits) at December 31, 2024.

Liquidity Management
Liquidity management refers to the ability to ensure that adequate liquid funds are available to meet the current and future cash flow obligations arising in the daily operations of the Company. These cash flow obligations include the ability to meet the commitments to borrowers for extensions of credit, accommodate deposit cycles and trends, fund capital expenditures, pay dividends to stockholders (if any), and satisfy other operating expenses. The Company’s most liquid assets are cash and due from banks and interest-earning deposits, which totaled $474 million and $536 million at September 30, 2025 and December 31, 2024, respectively. Balances of these liquid assets are dependent on our operating, investing, and financing activities during any given period.
The $62 million decrease in cash and cash equivalents since year-end 2024 included $127 million net cash provided by operating activities (mostly earnings), $276 million net cash used in investing activities (mostly to fund loan growth) and $87 million net cash provided by financing activities (with deposit growth offset by repayments of borrowings and common stock repurchases). As of September 30, 2025, management believed that adequate liquidity existed to meet all projected cash flow obligations.
Nicolet’s primary sources of funds include the core deposit base, repayment and maturity of loans, investment securities calls, maturities, and sales, and procurement of brokered deposits or other wholesale funding. At September 30, 2025, approximately 51% of the investment securities portfolio was pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Liquidity sources available to the Company at September 30, 2025, are presented in Table 11 below.

Table 11: Liquidity Sources

(in millions)	September 30, 2025
Fed Funds Lines	$175
Brokered Capacity	1,297
Total Uncollateralized Lines	1,472
Securities Collateral Available	589
FHLB Borrowing Availability	629
Fed Discount Window	12
Total Collateralized Lines	1,230
Total Liquidity Funding Availability	$2,702
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, dividend payments, debt service requirements, and, when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. At September 30, 2025, the Parent Company had $148 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.

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
Among other scenarios, we assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned above and reflect the current interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at September 30, 2025 and December 31, 2024, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 12 below. The results are in compliance with Nicolet’s policy guidelines.
Table 12: Interest Rate Sensitivity

	September 30, 2025	December 31, 2024
200 bps decrease in interest rates	(3.9)%	(2.5)%
100 bps decrease in interest rates	(2.0)%	(1.3)%
100 bps increase in interest rates	1.9%	1.3%
200 bps increase in interest rates	3.9%	2.6%

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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At September 30, 2025, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in strategic growth. A summary of the Company’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.
Table 13: Capital

	At or for the Nine Months Ended	At or for the Year Ended
($ in thousands)	September 30, 2025	December 31, 2024
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$76,561	$10,137
Common stock repurchased during the period (full shares)	646,002	92,440
Company Risk-Based Capital:
Total risk-based capital	$1,069,440	$1,062,458
Tier 1 risk-based capital	905,262	882,056
Common equity Tier 1 capital	865,036	842,453
Total capital ratio	14.3%	14.3%
Tier 1 capital ratio	12.1%	11.9%
Common equity tier 1 capital ratio	11.5%	11.4%
Tier 1 leverage ratio	10.5%	10.5%
Bank Risk-Based Capital:
Total risk-based capital	$904,232	$864,090
Tier 1 risk-based capital	832,647	798,691
Common equity Tier 1 capital	832,647	798,691
Total capital ratio	12.1%	11.7%
Tier 1 capital ratio	11.1%	10.8%
Common equity tier 1 capital ratio	11.1%	10.8%
Tier 1 leverage ratio	9.6%	9.5%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities, dividends, or repayment of equity-equivalent debt) in light of strategic plans. Through an ongoing repurchase program, the Board has authorized the repurchase of Nicolet’s common stock as an alternative use of capital. At September 30, 2025, there remained $19 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk at September 30, 2025, from that presented in our 2024 Annual Report on Form 10-K. See section “Interest Rate Sensitivity Management and Impact of Inflation” within Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2, for our interest rate sensitivity position at September 30, 2025.

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

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS
Except with respect to the additional risk factors related to the proposed MidWestOne merger, which are set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Risks With Regard to Merger with MidWestOne
Combining Nicolet and MidWestOne may be more difficult, costly or time-consuming than expected, and the anticipated benefits and cost savings of the merger and the bank merger may not be realized.
Nicolet and MidWestOne have operated and, until the completion of the merger, must continue to operate, independently. The success of the merger and the bank merger, including anticipated benefits and cost savings, will depend, in part, on Nicolet’s ability to successfully combine and integrate the businesses of Nicolet and MidWestOne in a manner that permits growth opportunities and does not materially disrupt the existing customer relations or result in decreased revenues due to loss of customers. If Nicolet is unable to successfully achieve these objectives, the anticipated benefits of the merger and the bank merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the merger and the bank merger could be less than anticipated, and integration may result in additional and unforeseen expenses.
An inability to realize the full extent of the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company, which may adversely affect the value of Nicolet common stock after the completion of the merger.
It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger and the bank merger. If Nicolet experiences difficulties with the integration process, the anticipated benefits of the merger and the bank merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Nicolet and/or MidWestOne to lose customers or cause customers to remove their accounts from Nicolet and/or MidWestOne and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Nicolet and MidWestOne during this transition period and for an undetermined period after completion of the merger on the combined company.
Furthermore, the board of directors and executive leadership of the combined companies following the merger will consist of former directors and executive officers from each of Nicolet and MidWestOne. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.
Before the merger and the bank merger may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve Board and various other bank regulatory, antitrust, insurance and other authorities in the United States. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to: an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally. These regulators also could impose conditions on the completion of the merger or the bank merger or require changes to the terms of the merger or the bank merger. Such conditions or changes could have the effect of delaying or preventing completion of the merger or the bank merger or imposing additional costs on or limiting the revenues of the combined company following the merger and the bank merger, any of which might have an adverse effect on the combined company following the merger.
Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.
In addition, despite the parties’ commitments to use their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the merger agreement, neither Nicolet nor MidWestOne will be required, and neither party will be permitted without the prior written consent of the other party, to take actions or agree to conditions that would reasonably be expected to have a material adverse effect on the combined company, after giving effect to the merger.
The success of the merger and the bank merger and integration of Nicolet and MidWestOne will depend on a number of uncertain factors.
The success of the merger and the bank merger will depend on a number of factors, including, without limitation:
•Nicolet’s ability to integrate the branches acquired from MidWestOne in the merger, which we refer to as the acquired branches, into Nicolet’s current operations;
•Nicolet’s ability to limit the outflow of deposits held by its new customers in the acquired branches and to successfully retain and manage interest-earning assets (i.e., loans) acquired in the merger;
•Nicolet’s ability to control the incremental noninterest expense from the acquired branches in a manner that enables it to maintain a favorable overall efficiency ratio;
•Nicolet’s ability to retain and attract the appropriate personnel to staff and manage the acquired branches;
•Nicolet’s ability to retain the customer relationships from the acquired branches; and
•Nicolet’s ability to earn acceptable levels of interest and noninterest income, including fee income, from the acquired branches.
Integrating the acquired branches will be an operation of substantial size and expense, and may be affected by general market and economic conditions or government actions affecting the financial industry generally. Integration efforts will also likely divert Nicolet’s management’s attention and resources. No assurance can be given that Nicolet will be able to integrate the acquired branches successfully, and the integration process could result in the loss of key employees, the disruption of ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect Nicolet’s ability to maintain relationships with clients, customers, depositors and employees, or to achieve the anticipated benefits of the merger and the bank merger. Nicolet may also encounter unexpected difficulties or costs during the integration that could adversely affect its earnings and financial condition, perhaps materially. Additionally, no assurance can be given that the operation of the acquired branches will not adversely affect Nicolet’s existing profitability, that Nicolet will be able to achieve results in the future similar to those achieved by its existing banking business or that Nicolet will be able to manage any growth resulting from the merger and the bank merger effectively.

The merger agreement may be terminated in accordance with its terms and the merger and other transactions contemplated by the merger agreement may not be completed. If the merger is not completed, Nicolet will have incurred substantial expenses without realizing the expected benefits of the merger.
The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: (i) the approval of the merger by the stockholders of Nicolet and MidWestOne merger proposal by the requisite vote of the MidWestOne stockholders; (ii) the receipt of all required regulatory approvals which are necessary to close the merger and the bank merger without the imposition of any materially burdensome regulatory condition; (iii) the absence of any order, injunction, decree or other legal restraint preventing the completion of the merger or any of the other transactions contemplated by the merger agreement or making the completion of the merger illegal; (iv) the effectiveness of the registration statement on Form S-4 registering the shares of Nicolet common stock to be issued in the merger, and the absence of a stop order or proceeding initiated or threatened by the SEC for that purpose; (v) authorization for listing on the NYSE of the shares of Nicolet common stock to be issued in the merger; (vi) receipt by each party of an opinion from its counsel to the effect that the merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code; (vii) subject to certain exceptions, the accuracy of the representations and warranties of each party to the merger agreement; and (viii) the prior performance in all material respects by each party of its obligations under the merger agreement.
These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after stockholder approval, or Nicolet or MidWestOne may elect to terminate the merger agreement in certain other circumstances.
Each of Nicolet and MidWestOne has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, Nicolet and MidWestOne would have to recognize these expenses without realizing the expected benefits of the merger.
If the merger agreement is not completed for any reason, including as a result of either Nicolet stockholders failing to approve the Nicolet merger proposal or MidWestOne stockholders failing to approve the MidWestOne merger proposal, there may be various adverse consequences and Nicolet may experience negative reactions from the financial markets and from their customers and employees. Additionally, if the merger agreement is terminated, the market price of Nicolet common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. Nicolet also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against Nicolet to perform its obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, either Nicolet or MidWestOne may be required to pay a termination fee of $35 million to the other party.
Stockholder litigation could prevent or delay the completion of the merger or otherwise negatively impact the business and operations of Nicolet.
Stockholders of Nicolet and/or MidWestOne may file lawsuits against Nicolet, MidWestOne and/or the directors and officers of either company in connection with the merger and/or the other transactions contemplated by the merger agreement. Although MidWestOne and Nicolet are not aware of any pending or threatened lawsuits relating to the merger or any of the transactions contemplated by the merger agreement as of the date of this Form 10-Q, lawsuits arising out of the merger or any of the transactions contemplated by the merger agreement could be filed in the future. One of the conditions to the closing is that no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint preventing the consummation of the merger or any of the other transactions contemplated by the merger agreement be in effect. If any plaintiff were successful in obtaining an injunction prohibiting Nicolet or MidWestOne defendants from completing the merger or other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger or such other transactions and could result in significant costs to Nicolet and/or MidWestOne, including any cost associated with the indemnification of directors and officers of each company. If a lawsuit is filed, Nicolet and MidWestOne may incur costs in connection with the defense or settlement of any stockholder lawsuits filed in connection with the merger or any of the transactions contemplated by the merger agreement. Such litigation could have an adverse effect on the financial condition and results of operations of Nicolet and MidWestOne and could prevent or delay the completion of the merger or the transactions contemplated by the merger agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of Nicolet’s common stock made during third quarter 2025 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
July 1 – July 31, 2025	96,348	$133.93	82,007
August 1 – August 31, 2025	83,817	$132.09	73,386
September 1 – September 30, 2025	4,176	$131.33	—
Total	184,341	$133.03	155,393	143,000
a.During third quarter 2025, the Company withheld 4,151 common shares for minimum tax withholding settlements on restricted stock, and 24,797 common shares were withheld to satisfy the exercise price and tax withholding requirements on stock option exercises. These are not considered “repurchases” and, therefore, do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
b.The Board of Directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $336 million to repurchase outstanding shares of common stock. At September 30, 2025, approximately $19 million remained available under this common stock repurchase program, or approximately 143,000 shares of common stock (based upon the closing stock price of $134.50 on September 30, 2025).

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements: None.

ITEM 6. EXHIBITS
The following exhibits are filed herewith:

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and between Nicolet Bankshares, Inc. and MidWestOne Financial Group, Inc. dated October 23, 2025 (1)
10.1	Form of Restricted Stock and Restricted Stock Unit Award Agreement with Michael E. Daniels
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101
Interactive data files for Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page from Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (formatted in Inline XBRL and contained in Exhibit 101)
(1) Incorporated by reference to the exhibit of the same number in the Registrant’s Current Report on Form 8-K filed on October 23, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

October 31, 2025	/s/ Michael E. Daniels
Michael E. Daniels
Chairman, President, and Chief Executive Officer

October 31, 2025	/s/ H. Phillip Moore, Jr.
H. Phillip Moore, Jr.
Chief Financial Officer