Form 10-K
period 2025-12-31
NICOLET BANKSHARES INC
filed 2026-02-27
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2025
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
Large accelerated filer ☒         Accelerated filer ☐
Non-accelerated filer ☐         Smaller reporting company ☐         Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the common stock held by nonaffiliates of the registrant was approximately $1.6 billion based on the closing sale price of $123.48 per share as reported on the New York Stock Exchange on June 30, 2025.
As of February 26, 2026, 21,366,851 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement (the “2026 Proxy Statement”) for the 2026 Annual Meeting of Shareholders to be held on May 18, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Nicolet Bankshares, Inc.

Forward-Looking Statements
Statements made in this Annual Report on Form 10-K and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements are neither statements of historical fact nor assurance of future performance and generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” “target,” or similar expressions. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about our future performance, operations, products and services, and should be viewed with caution. Shareholders should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those implied or anticipated by the statements. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors, many of which are beyond Nicolet’s control, that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Item 1A of this Report, “Risk Factors,” include but are not necessarily limited to the following that are in no particular order:
•the risk that integration of the respective business of MidWestOne Financial Group, Inc. (“MidWestOne”) and Nicolet will be materially delayed or will be more costly or difficult than expected, including as a result of unexpected factors or events;
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
PART I
ITEM 1. BUSINESS
General
Nicolet Bankshares, Inc. (individually referred to herein as the “Parent Company” and together with all its subsidiaries collectively referred to herein as “Nicolet,” the “Company,” “we,” “us” or “our”) is a registered bank and financial holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and under the bank holding company laws of the State of Wisconsin. At December 31, 2025, Nicolet had total assets of $9.2 billion, loans of $6.8 billion, deposits of $7.7 billion and total stockholders’ equity of $1.3 billion. For the year ended December 31, 2025, Nicolet earned record net income of $151 million, or $9.78 per diluted common share.
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
Recent Development – Acquisition of MidWestOne
On February 13, 2026, we completed the merger with MidWestOne Financial Group, Inc. (“MidWestOne”) a bank and financial holding company under the Bank Holding Company Act, and its wholly owned subsidiary, MidWestOne Bank, an Iowa state non-member bank headquartered in Iowa City, Iowa. MidWestOne Bank offered a full range of financial services focusing on the needs of individuals, business, governmental units and institutional customers across its footprint in central and eastern Iowa, the Minneapolis/St. Paul metropolitan area, southwestern Wisconsin, and Denver, Colorado. At December 31, 2025, MidWestOne had total assets of approximately $6 billion, including total loans of approximately $5 billion, and total deposits of approximately $5 billion.
Principal Business
Nicolet conducts its primary operations through its wholly owned subsidiary, Nicolet National Bank, a commercial bank which was organized in 2000 as a national bank under the laws of the United States and opened for business in Green Bay, Wisconsin, on November 1, 2000 (referred to herein as the “Bank”). At December 31, 2025, the Parent Company also wholly owns a registered investment advisory firm, Nicolet Advisory Services, LLC (“Nicolet Advisory”), that provides brokerage and investment advisory services to customers, and Nicolet Insurance Services, LLC (“Nicolet Insurance”), to facilitate the delivery of a crop insurance product associated with Nicolet’s agricultural lending. At December 31, 2025, the Bank wholly owns an investment subsidiary based in Nevada and an entity that owns the building in which Nicolet is headquartered. Other than the Bank, these subsidiaries are closely related to or incidental to the business of banking and none are individually or collectively significant to Nicolet’s financial position or results as of December 31, 2025.

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
Since its opening in late 2000, though more prominently since 2013, Nicolet has supplemented its organic growth with several acquisition transactions. Merger and acquisition (“M&A”) activity has continued to be a source of strong growth for Nicolet, including the successful completion of ten acquisitions from 2012 through December 31, 2025, with the consummation of the acquisition of MidWestOne on February 13, 2026. For information on recent transactions, see Note 2, “Acquisition,” of the Notes to Consolidated Financial Statements under Part II, Item 8.
Products and Services Overview
Nicolet’s principal business is banking, consisting of lending and deposit gathering, as well as ancillary banking-related products and services, to businesses and individuals of the communities it serves, and the operational support to deliver, fund and manage such banking products and services. Additionally, trust, brokerage and other investment management services predominantly for individuals and retirement plan services for business customers are offered. Nicolet delivers its products and services principally through 57 bank branch locations at year-end 2025 (and an additional 57 branch locations following the consummation of the MidWestOne acquisition), online banking, mobile banking and an interactive website. Nicolet’s call center also services customers.
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

Core Value	Benefits and Policies
Be Real	Nicolet recognizes that each employee deserves financial security, however they may define that goal for themselves. To help employees reach their personal goals, Nicolet offers competitive wages and a comprehensive financial benefit package that includes offerings such as (1) a 401(k) plan with a dollar-for-dollar match of employee contributions up to 6%, (2) health plan coverage, including health savings accounts for employees who elect to participate in high-deductible health plans, (3) flexible spending accounts, (4) profit sharing contributions to the 401(k) plan, (5) paid life insurance, (6) an employee stock purchase plan, and (7) discounted wealth services. Nicolet regularly analyzes its pay practices to ensure fair and equitable pay practices among our diverse employee population.
Be Responsive
Nicolet’s culture - which embodies our 5 Core Values - is critical to Nicolet’s continued success. Following the appointment of a Chief Experience Officer in 2024, who continues to conduct listening sessions throughout our footprint, Nicolet revamped its annual employee survey to intensify its focus on culture, with 80% participation in our first year. This has enabled Nicolet to provide more targeted training and development opportunities.

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

Nicolet partners with local civic organizations, schools, professional associations, and other organizations to attract, recruit, retain, engage, support, develop, and advance diverse employees. Nicolet believes that having diverse perspectives is key to innovation and success. We also believe that having diverse perspective allows us to best understand, serve, and support our employees, customers, and communities. While we value diversity of thought and experience, we do not make employment decisions on the basis of race, color, religion, sex, sexual orientation, gender identity, national origin, age disability, veteran status, or other legally protected characteristics.

As of December 31, 2025, Nicolet had 986 total employees, of which, approximately 63% were women and 37% were men. In addition, 45% of all officer-titled employees were women.
Be Memorable	We encourage employees to be a memorable part of their communities. In 2025, employees reported more than 20,000 total volunteer hours with local organizations of their choice. In addition, through employee monetary donations to the Nicolet Foundation (matched by Nicolet), Nicolet’s employee-run allocations committee awarded more than $180,000 to local non-profits identified by employees and selected by a committee of employees.
Be Entrepreneurial	We encourage employees to develop their professional skills and advance in their career. To support the continued development of employees, we invest in a range of formal and informal development opportunities to cultivate a highly skilled workforce. We provide internally designed development programs and commit resources to external professional education. In 2024, employees completed 3,997 hours of training, and in 2025 that number increased to 8,525. Through effective coaching and performance management, we continue to provide talented and well-deserving employees internal promotional opportunities that are aligned to their career aspirations. In 2025, 16% of all job opportunities were filled by internal mobility. Nicolet has also experienced almost a 2% reduction in turnover compared to the prior year.
Market Area and Competition
The Bank is a full-service community bank, providing services ranging from commercial, agricultural, and consumer banking to wealth management and retirement plan services. As of year-end 2025, Nicolet primarily operated in Wisconsin, Michigan, and Minnesota, and with the consummation of the MidWestOne acquisition has expanded into Iowa and Denver, Colorado. Nicolet markets its services to owner-managed companies, the individual owners of these businesses, and other residents within its market areas. At December 31, 2025, our network consisted of 57 branches located principally within our geographic market areas. With the consummation of the MidWestOne acquisition, our network consisted of 114 branches located principally within Wisconsin, Michigan, Minnesota, and Iowa.
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
Set forth below is an explanation of the major pieces of legislation and regulation affecting the banking industry and how that legislation and regulation affects Nicolet’s business. The following summary is qualified by reference to the statutory and regulatory provisions discussed. These statutory and regulatory provisions are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. Additionally, each presidential administration may seek to implement a regulatory reform agenda that differs from those of prior administrations, which will affect the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation or regulation may have on the future business and earnings of Nicolet or the Bank.
Regulation of Nicolet
Because Nicolet owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act. As a result, Nicolet is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in Wisconsin, the Wisconsin Department of Financial Institutions (the “WDFI”) also regulates and monitors all significant aspects of its operations.
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
Permitted Activities. The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Bank Holding Company Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company to engage in activities that are financial in nature or incidental or complementary to financial activities. Those activities include, among other activities, certain insurance, advisory and security activities.
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
Support of Subsidiary Institutions. Under Federal Reserve policy and the Bank Holding Company Act, Nicolet is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy or the related rules, Nicolet might not be inclined to provide it.
In addition, any capital loans made by Nicolet to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full.
Capital Adequacy. Nicolet is subject to capital requirements applied on a consolidated basis, which are substantially similar to those required of the Bank, which are summarized under “Regulation of the Bank” below.
Payment of Dividends. The Parent Company is a legal entity separate and distinct from the Bank and other subsidiaries. The Parent Company’s principal source of cash flow, including cash flow to pay dividends on our stock or to pay principal and interest on debt securities is dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends and other distributions by the Bank, as well as by the Parent Company to its shareholders. During 2025, 2024, and 2023, the Bank paid dividends to the Parent Company of $120 million, $100 million, and $70 million, respectively. During 2025, 2024, and 2023, the Parent Company declared quarterly cash dividends on its common stock totaling $1.24, $1.09, and $0.75 per share, respectively.

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
Mergers. As a national bank, under the National Bank Act and the Bank Merger Act, the Bank is required to obtain the approval of the OCC prior to merging another institution into the Bank. In evaluating an application for a business combination, the OCC will consider the capital level of the resulting national bank, the conformity of the transaction to applicable law, regulation, and supervisory policies, the transaction’s purpose, the transaction’s impact on the safety and soundness of the national bank, and the effect of the transaction on the national bank’s shareholders, depositors, other creditors, and customers. Under the Bank Merger

Act, the OCC is also required to consider other statutory factors, including the effect of a proposed business combination on competition, the financial and managerial resources of the institutions, the probable effects of the business combination on the convenience and needs of the community served, the effectiveness of the institutions involved in the transaction in combatting money laundering activities, and any risk to the stability of the U.S. banking and financial system.
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
Although capital instruments such as trust preferred securities and cumulative preferred shares are excluded from Tier 1 capital for certain larger banking organizations, Nicolet’s trust preferred securities are grandfathered as Tier 1 capital (provided they do not exceed 25% of Tier 1 capital) so long as Nicolet has less than $15 billion in total assets. In light of the consummation of the MidWestOne acquisition, it is anticipated that Nicolet’s trust preferred securities, as well as MidwestOne’s trust preferred securities assumed in the merger, will be excluded from Tier 1 capital going forward and likely will be called for redemption during 2026.
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
As of December 31, 2025, the Bank satisfied the requirements of “well-capitalized” under the regulatory framework for prompt corrective action. See Note 17, “Regulatory Capital Requirements,” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for regulatory capital ratios of Nicolet and the Bank.
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
FDIC Insurance Assessments. The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC up to $250,000, the maximum amount permitted by law. The FDIC uses the Deposit Insurance Fund to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. The Bank is thus subject to FDIC deposit premium assessments. The cost of premium assessments is impacted by, among other things, a bank’s capital category under the prompt corrective action system.
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
At December 31, 2025, the Bank’s commercial real estate lending levels are below the guidance levels noted above.
Enforcement Powers. The federal regulatory agencies possess a broad array of civil and criminal penalties, including formal and informal enforcement authority with regard to depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys, accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports.
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
Consumer Financial Protection Bureau. The Dodd-Frank Act centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with the Consumer Financial Protection Bureau (the “CFPB”). Depository institutions with less than $10 billion in assets are subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. As the

Bank approached the $10 billion asset threshold, the Bank prepared to be examined by the CFPB. In connection with the consummation of the MidWestOne acquisition, it is anticipated that the Bank will be examined by the CFPB going forward. The current Presidential administration and Congress are considering significant changes in the priorities, scope, practices and/or staffing levels of various regulatory agencies, including the CFPB. As a result, state attorneys general and other state regulatory agencies may increase their enforcement activities to fill any actual or perceived “regulatory gap” at the federal level.
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
Although our current strategy is expected to evolve as business conditions change, our current strategy is to continue to invest resources in expanding our banking businesses and operations as we continue the integration of the businesses and operations of recent acquisitions, and seek to exploit opportunities for cost and revenue synergies. In the future, we expect to continue to nurture profitable organic growth as well as pursue acquisitions or strategic transactions if appropriate opportunities, within or outside of our current markets, present themselves. Our failure or inability to successfully implement those strategies could have a material and adverse effect on our results of operation and financial condition.
Failure to achieve one or more key elements needed for successful business acquisitions (including the integration of those businesses) could adversely affect our business and earnings.
Expanding in our current markets and selecting attractive new growth markets by opening additional branches and service locations or through acquisitions of all or part of other financial institutions, including MidWestOne, involve risks, any one of which could result in a material and adverse effect upon our results of operation or financial condition. These risks include, without limitation, the following:
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
•our inability to realize certain assumptions and estimates necessary to preserve the expected financial benefits of the transaction;
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
•our inability to combine the franchise values of businesses that we acquire with those of ours without significant loss of employees or customers from re-branding and other similar changes; or
•any inability to retain core clients and key associates of any business that we acquire.
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
•our inability to manage effectively and efficiently the changes and adaptations necessitated by a complex, burdensome, and evolving regulatory environment.
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
A number of recent technologies have worked with the existing financial system and traditional banks, such as the evolution of ATM cards into debit/credit cards and the evolution of debit/credit cards into smart phones. These sorts of technologies often have expanded the market for banking services overall while siphoning a portion of the revenues from those services away from banks and disrupting prior methods of delivering those services. Additionally, some recent innovations may tend to replace traditional banks as financial service providers rather than merely augmenting those services. For example, companies which claim to offer applications and services based on artificial intelligence are beginning to compete much more directly with traditional financial services companies in areas involving personal advice, including high-margin services such as financial planning and wealth management. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-affluent clients and potential clients, as well as persons interested in “self-service” investment management. The rapid growth of stablecoins, accelerated by regulatory frameworks like the Genius Act, has raised important questions about their impact on traditional banking. As these digital tokens gain mainstream acceptance, they could fundamentally reshape the structure and functions of banking and influence the established intermediation role of banks. Other industry changes, such as zero-commission trading offered by certain large firms able to use trading as a loss-leader, may amplify this trend. Similarly, inventions based on blockchain technology eventually may be the foundation for greatly enhancing transactional security throughout the banking industry, but also eventually may reduce the need for banks as secure deposit-keepers and intermediaries. Our success in the competitive environment in which we operate requires consistent investment of capital and human resources in innovation, particularly in light of the current “FinTech” environment, in which the financial services industry is undergoing rapid technological changes and financial institutions are investing significantly in evaluating new technologies, such as artificial intelligence, machine learning, digital assets, blockchain and other distributed ledger technologies, and developing potentially industry-changing new products, services and industry standards. Our investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, investing in innovation helps us maintain a mix of products and services that keeps pace with our competitors and achieves acceptable margins.
Operational Risks
Fraud is a major, and increasing, operational risk for us and all banks.
Two traditional areas, deposit fraud (check kiting, wire fraud, etc.) and loan fraud, continue to be major sources of fraud attempts and loss. The sophistication and methods used to perpetrate fraud continue to evolve as technology changes. In addition to cybersecurity risk (discussed below), new technologies have made it easier for bad actors to obtain and use client personal information, mimic signatures and otherwise create false documents that look genuine. The industry fraud threat continues to evolve, including but not limited to card fraud, check fraud, social engineering and phishing attacks for identity theft and account takeover. Additionally, the use of artificial intelligence and quantum computing could exacerbate many of these risks. Our anti-

fraud measures are both preventive and, when necessary, responsive; however, some level of fraud loss is unavoidable, and the risk of a major loss cannot be eliminated.
Our ability to conduct and grow our businesses depends in part upon our ability to create, maintain, expand, and evolve an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business.
Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by associates or third parties; and exposure to other external events. Inadequacies may present themselves in myriad ways. Actions taken to manage one risk may be ineffective against others. For example, information technology systems may be sufficiently redundant to withstand a fire, incursion, malware, or other major casualty, but they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make systems more robust may make them less adaptable, and vice-versa. Also, our efforts to control expenses, which is a significant priority for us, increase our operational challenges as we strive to maintain high quality client service and compliance.
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
Cyber threats are rapidly evolving, and we may not be able to anticipate or prevent all such attacks. Among other things, damage can occur due to outright theft or extortion of our funds, fraud or identity theft perpetrated on clients, or adverse publicity associated with a breach and its potential effects. Perpetrators potentially can be associates, clients, and certain vendors, all of whom legitimately have access to some portion of our systems, as well as outsiders with no legitimate access. These risks are heightened through the increasing use of digital and mobile solutions which allow for rapid money movement and increase the difficulty to detect and prevent fraudulent transactions. Additionally, as the Company grows through acquisitions and pursues new initiatives that improve our operations and cost structure, the Company is also expanding and improving its information technologies, resulting in a larger technological presence, utilization of “cloud” computing services, and corresponding exposure to cybersecurity risk. Certain new technologies, such as use of artificial intelligence, present new and significant cybersecurity safety risks that must be analyzed and addressed before implementation. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer systems and networks) and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.
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
Competition for management talent is substantial and increasing. Moreover, revenue growth in some business lines increasingly depends upon top talent.
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
The current Presidential administration has stated its intention to scrutinize the United States’ trade relationships with its economic partners, indicated an interest in renegotiating trade agreements, and stated a willingness to implement tariffs with some of the United States’ trade partners which could lead to trade wars. These statements by the administration have signaled a change in the United States’ economic policies, and it is not clear which policies, if any, will be implemented and what effect these policies may have on the local, national, and global economy. Trade wars and tariffs can affect the economy and stock prices in the United States and can impact the costs of goods paid by customers, which can affect our deposit levels and concentration, the demand for loans and other products and services and the ability of our customers to repay outstanding loans, which could adversely affect our financial condition and the results of operations.
Inflationary pressures present a potential threat to our results of operations and financial condition.
The United States generally and the regions in which we operate specifically have within the past few years experienced, for the first time in decades, significant inflationary pressures, evidenced by higher gas prices, higher food prices and other consumer items. While inflationary pressures lessened during 2025, the effects of inflation continue to present a risk to our borrowers and our customers. Inflation represents a loss in purchasing power because the value of investments often does not keep up with inflation and erodes the purchasing power of money and the potential value of investments over time. Accordingly, inflation can result in material adverse effects upon our customers, their businesses (as a result of rising costs, including labor) and, as a result, our financial position and results of operation. Inflation also can and does generally lead to higher interest rates, which have their own separate risks. See Risks Associated with Monetary Events and Interest Rate and Yield Curve Risks in this Item 1A of this report.
Generally, in periods of economic downturns, our realized credit losses increase, demand for our products and services declines, and the credit quality of our loan portfolio declines.
Our success depends significantly upon local, national and global economic and political conditions, as well as governmental monetary policies and trade relations. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Unlike banks that are more geographically diversified, we are a regional bank that provides services to customers primarily in Wisconsin, Michigan and Minnesota (and, following the acquisition of MidWestOne, Iowa). The market conditions in these markets may be different from, and could be worse than, the economic conditions in the United States as a whole.
Risks Associated with Monetary Events
Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. These strategies have had, and will continue to have, a significant impact on our business and on many of our customers.
After substantially increasing interest rates in 2022 and much of 2023, in response to inflationary pressures, beginning with third quarter 2024, the Federal Reserve began to decrease interest rates. Expected changes in the composition of the Federal Reserve Board, including its chairman, and continuing volatility in the economy, increases the uncertainty of future Federal Reserve actions with respect to interest rates. Fluctuations in interest rates have had and may continue to have significant and sometimes adverse effects upon our business as well as the business of many of our customers.
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
Our credit risk and credit losses can increase if our loans become concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2025, approximately 77% of our loan portfolio consisted of commercial-related loans, including commercial and industrial loans, owner-occupied CRE, AG production and AG real estate, CRE investment, and construction and land-development loans. Our borrowers under these loans tend to be small to medium-sized businesses. These types of loans are typically larger than residential real estate loans or consumer loans. During periods of lower economic growth or challenging economic periods, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely affect our results of operations and financial condition. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for credit losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.
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

Each Presidential administration seeks to implement a regulatory reform agenda that is potentially significantly different than that of the prior administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. While we do not specifically know what these changes will be, or what future administrations may seek to reverse, we may be required to implement different compliance procedures and modify our policies and activities to comply with changes set forth by the administration. This may cause us to incur additional costs and expenses, and dedicate additional resources, to achieve compliance with any changes from the administration, which can impact our financial condition and the results of our operations.
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
Certain of our operations and customers are dependent on the regular operation of the federal or state government or programs they administer. For example, our SBA lending program depends on interaction with the SBA, an independent agency of the federal government. During a lapse in funding, the SBA may not be able to engage in such interaction. Similarly, loans we make through USDA lending programs may be delayed or adversely affected by lapses in funding for the USDA. In addition, customers who depend directly or indirectly on providing goods and services to federal or state governments or their agencies may reduce their business with us or delay repayment of loans due to lost or delayed revenue from those relationships. If funding for these lending programs or federal spending generally is reduced as part of the appropriations process or by administrative decision, demand for our services may be reduced. Any of these developments could have a material adverse effect on our financial condition, results of operations or liquidity.
In addition, the current Presidential administration and Congress are expected to significantly change the priorities, scope, practices and/or staffing levels of various regulatory agencies, including the CFPB. As a result, state attorneys general and other state regulators may increase their enforcement activities to fill any actual or perceived “regulatory gap” at the federal level and seek to obtain remedies such as regulatory sanctions, customer rescission rights and civil money penalties. Such uncertainties may make it more difficult for us to comply with consumer protection laws, which may result in increased compliance costs and potential non-compliance and associated regulatory actions. Any regulatory actions against us could have a material adverse effect on our business, financial condition or results of operations.
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
Data privacy is becoming a major business and political concern. The laws governing it are new, and are likely to evolve and expand.
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
Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. As of December 31, 2025, approximately 32% of our deposits were uninsured and we rely on these deposits for liquidity.
If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window or the Bank Term Funding Program in order to manage our liquidity risk.
Unrealized losses in our securities portfolio could negatively affect our liquidity.
We invest a portion of our assets in investment securities. Interest rate increases have recently resulted in, and could in the future result in unrealized losses on our available for sale securities portfolio. Unrealized losses related to available for sale securities are reflected in accumulated other comprehensive income in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available for sale securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost base, which may be at maturity. Nonetheless, our access to liquidity sources could be affected by unrealized losses if securities must be sold at a loss; tangible capital ratios continue to decline from an increase in unrealized losses or realized credit losses; the FHLB or other funding sources reduce capacity; or bank regulators impose restrictions on us that impact the level of interest rates we may pay on deposits or our ability to access brokered deposits. Additionally, significant unrealized losses could negatively impact market and/or customer perceptions of our Company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.
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
The yield curve is a reflection of interest rates applicable to short and long-term debt. The yield curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates and long-term rates are nearly the same; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is usually upward sloping (higher rates for longer terms). However, the yield curve can be relatively flat or inverted (downward sloping), which has happened several times in the past few years, which is often seen as a bad sign for the economy. A flat or inverted yield curve, which tends to decrease net interest margin, adversely impacts our lending businesses and investment portfolio. In recent years, the yield curve was inverted, but as of the end of 2025 it had returned to a positively sloped yield curve, reflecting favorable economic signs. However, the yield curve has not returned to historic norms and remains relatively flat. See Risks Associated with Monetary Events within this section of the Report for additional information.
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

Stock Holding and Governance Risks
The inability of our bank subsidiary to declare and pay dividends or other distributions to the Holding Company could adversely affect its liquidity and ability to declare and pay dividends.
The holders of our common stock receive dividends only if and when declared by the Nicolet board of directors (the “Board”) out of legally available funds. While our Board, since 2023, has approved the payment of a quarterly cash dividend on our common stock, there can be no assurance whether or when we may pay dividends in the future. Future dividends, if any, will be declared and paid at the Board’s discretion and will depend on a number of factors, including the Company’s future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that the Board may deem relevant. Our principal source of funds used to pay cash dividends on our common and preferred stock is dividends that we receive from the Bank. As a national bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay, as described under “Regulation of Nicolet – Payment of Dividends” and “Regulation of the Bank – Payment of Dividends” in Part I, Item 1 of this Report. The federal banking agencies have also issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current earnings. The Federal Reserve may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice. The Holding Company and the Bank must also maintain the CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends. If the Bank is not permitted to pay cash dividends to the Holding Company, it is unlikely that we would be able to continue to pay dividends on our common stock or to pay interest on our indebtedness.
Holders of our indebtedness have rights that are senior to those of our common shareholders.
We have supported our continued growth by issuing subordinated notes and by assuming the subordinated notes and trust preferred securities and accompanying junior subordinated debentures issued by companies we have acquired. As of December 31, 2025, we had outstanding subordinated notes of approximately $92.8 million and outstanding trust preferred securities and associated junior subordinated debentures with an aggregate par principal amount of approximately $1.8 million and $48.0 million, respectively. In connection with the consummation of the MidWestOne acquisition, we assumed additional outstanding trust preferred securities and associated junior subordinated debentures with an aggregate par principal amount of approximately $1.3 million and $44.8 million, respectively.
The subordinated notes are senior to our common stock. We have also unconditionally guaranteed the payment of principal and interest on our trust preferred securities, and the junior subordinated debentures issued to the special purpose trusts that relate to those trust preferred securities are senior to our common stock. As a result, we must make payments on the subordinated notes and the junior subordinated debentures before we can pay any dividends on our common stock, and in the event of our bankruptcy, dissolution or liquidation, holders of our subordinated notes and junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We do have the right to defer distributions on our junior subordinated debentures (and related trust preferred securities) for up to five years, but during that time we would not be able to pay dividends on our common stock.
We may from time-to-time issue additional senior or subordinated indebtedness or preferred stock that would have to be repaid before our shareholders would be entitled to receive any of our assets.
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

Nicolet’s corporate organizational documents and the provisions of Wisconsin law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make it more difficult or prevent an attempted acquisition of Nicolet that you may favor.
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
If we raise funds by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of our current common stockholders will be reduced, the new equity securities may have rights and preferences superior to those of our common or outstanding preferred stock, and additional issuances could be at a sales price which is dilutive to current stockholders. We may issue or be required to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock in order to maintain capital at desired or regulatory-required levels. We could also issue additional equity securities directly as consideration in acquisitions of other financial institutions (such as we have done in the recent MidWestOne acquisition) or other investments that we may make that would be dilutive to stockholders in terms of voting power and share-of-ownership, and could be dilutive financially or economically.
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

Our management Info Sec Steering Committee has established an Information Security Program, which includes appropriate security risk assessments, security monitoring, incident response, policies, operating standards, compliance, and employee training. The underlying controls of this security program are based on the guidelines and frameworks provided by the OCC, the Federal

Financial Institutions Examination Council (the “FFIEC”), and the National Institute of Standards and Technology (“NIST”), as well as industry best practices and standards. The Information Security Program focuses on the following key areas:

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
•Security Operations – We use various tools to assess, monitor, and analyze the vulnerability of our environment, and have established an incident response plan for addressing identified threats and incidents.
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
Governance
Our Chief Information Security Officer (“CISO”) is responsible for managing our information security team and implementing the Information Security Program, in conjunction with our Chief Innovation Officer (“CIO”). As discussed in further detail under “Risk Management and Strategy” above, the primary responsibilities of the information security team include IT governance, risk and compliance; identity and access management; security architecture and engineering; security operations; resiliency, safety and security; vendor risk management, and security awareness education. The team includes information security professionals with varying degrees of education and experience, and some team members are subject to professional education and certification requirements. In particular, our information security team has substantial relevant experience in the areas of information security and cybersecurity risk management.
The management Info Sec Steering Committee provides oversight and governance of the Information Security Program. This committee includes members of information security, risk, compliance, audit, human resources, legal, operations, banking, and wealth. The committee maintains monthly meetings to review and provide oversight of our risk management strategy; audit reports related to our cyber and information security processes; third-party risk assessments; periodic testing of systems and infrastructure; status of employee and customer training; and updates on security incidents. More frequent meetings may occur in accordance with the incident response plan to facilitate timely assessment, monitoring, and reporting.
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
ITEM 2. PROPERTIES
The corporate headquarters of both the Parent Company and the Bank are located at 111 North Washington Street, Green Bay, Wisconsin. At year-end 2025, including the main office, the Bank operated 57 bank branch locations, 47 of which are owned and 10 that are leased. In connection with the MidWestOne acquisition, the Bank acquired an additional 57 bank branch locations, 45 of which are owned and 12 that are leased. In addition, Nicolet owns or leases other real property that, when considered in aggregate, is not significant to its financial position. Most of the offices are free-standing, newer buildings that provide adequate access, customer parking, and drive-through and/or ATM services. The properties are in good condition and considered adequate for present and near term requirements. None of the owned properties are subject to a mortgage or similar encumbrance.
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock. Nicolet’s common stock trades on the New York Stock Exchange under the symbol “NIC”. As of February 25, 2026, Nicolet had approximately 3,500 shareholders of record.
Dividends. In 2023, we began paying dividends on our common stock. Our Board declared quarterly cash dividends totaling $1.24 per share on our common stock in 2025. We currently intend to continue to pay comparable quarterly cash dividends on our common stock, subject to approval by our Board, although we may elect not to pay dividends or to change the amount of such dividends. The payment of dividends is a decision of our Board based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. Any cash dividends paid by Nicolet on its common stock must comply with applicable Federal Reserve policies described further in “Business—Regulation of Nicolet—Payment of Dividends.” The Bank is also subject to regulatory restrictions on the amount of dividends it is permitted to pay to Nicolet as further described in “Business—Regulation of the Bank—Payment of Dividends” and in Note 17, “Regulatory Capital Requirements,” in the Notes to Consolidated Financial Statements under Part II, Item 8.
Stock Repurchases. The following table contains information regarding purchases of Nicolet’s common stock made during fourth quarter 2025 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Period:	Total Number of Shares Purchased (#) (a)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (#)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (#) (b)
October 1 – October 31, 2025	25	$134.49	—
November 1– November 30, 2025	4,706	$121.13	—
December 1 – December 31, 2025	6,031	$129.87	—
Total	10,762	$126.06	—	158,900
(a) During fourth quarter 2025, the Company withheld 3,878 common shares for minimum tax withholding settlements on restricted stock and the Company withheld 6,884 common shares to satisfy the exercise price and tax withholding requirements on stock option exercises. These are not considered “repurchases” and, therefore, do not count against the maximum number of shares that may yet be purchased under the Board authorization.
(b) The Board approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $336 million to repurchase outstanding shares of common stock. At December 31, 2025, approximately $19 million remained available under this common stock repurchase program, or approximately 158,900 shares of common stock (based on the closing stock price of $121.30 on December 31, 2025). On January 20, 2026, Nicolet’s board increased the amount authorized under the program by $60 million and the program has no expiration date.

Performance Graph
The following graph shows the cumulative stockholder return on our common stock compared with the S&P 500 Index and the S&P U.S. BMI Banks Index for the period of December 31, 2020 to December 31, 2025. The S&P U.S. BMI Banks Index tracks the performance of all U.S. domiciled bank companies with float-adjusted market capitalization of at least $100 million. The graph assumes the value of the investment in the Company’s common stock and in each index was $100 on December 31, 2020. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance. The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the performance graphs by reference therein.

	Period Ending
Index	2020	2021	2022	2023	2024	2025
Nicolet Bankshares, Inc.	$100.00	$129.24	$120.26	$122.57	$161.69	$188.80
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P U.S. BMI Bank Index	100.00	135.97	112.77	123.02	164.70	211.47
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
The detailed financial discussion that follows focuses on 2025 results compared to 2024. For a discussion of 2024 results compared to 2023, see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025, which information under that caption is incorporated herein by reference. Historical results of operations are not necessarily predictive of future results.
Overview
Economic Outlook and Recent Industry Developments
The U.S. economy continued to demonstrate resilience through 2025, although growth moderated from the unexpectedly strong performance of 2024. Based on all indications, real GDP grew at just under 2% in 2025, reflecting a slight slowdown but still indicating a stable expansionary environment. Heading into 2026, GDP is expected to grow at a slightly slower pace than 2025, which is supported by tax policy, consumer spending, and productivity from advancements in artificial intelligence. Employment conditions softened somewhat in 2025, but the labor market remained fundamentally healthy. Nationwide unemployment is projected to rise only slightly in 2026 and stay below levels historically associated with recessionary conditions. Unemployment in our core markets in the Upper Midwest continue to remain below nationwide levels, which is driven by a strong base in manufacturing and healthcare, as well as a stronger labor participation rate than the rest of the country. Consumer spending in 2025 decelerated from 2024’s robust pace, influenced by higher borrowing costs and pockets of consumer caution, yet remained a key contributor to growth. Business investment continued to benefit from productivity gains—particularly in artificial intelligence and automation—though firms grew more selective amid policy uncertainty and tariff-related cost pressures.
After cutting rates three times in the back half of 2024, the Federal Reserve entered 2025 with a more cautious posture. Market expectations early in the year centered on several additional 25 or 50 bps cuts; however, firmer inflation readings and policy volatility—particularly around trade—led the Federal Reserve to signal a more measured approach, cutting rates by 25 bps three times during the year. At this point, the market is expecting two 25 bps rate cuts in 2026. However, stubbornly high inflation and continued strong consumer spending weigh against potentially higher unemployment and slower GDP growth. Additionally, a new Fed Chairman is expected to be appointed in May, which may also have a significant influence on interest rate policy.
The banking sector entered 2025 with renewed optimism. This bullish sentiment largely carried through 2025, though volatility persisted as policy details evolved. Credit losses did rise in 2025, particularly among institutions with heavy commercial real estate (“CRE”) exposure or concentrations in large urban markets. However, these pressures remained contained and did not pose systemic risk. Banks with diversified portfolios and limited investment CRE exposure, or that operate in non-major metro markets—such as Nicolet—were comparatively unaffected. Regulatory reform discussions gained momentum, with expectations of reduced compliance burdens and lower operating costs across the industry. M&A activity, which had been subdued for several years, began to accelerate as both regulatory signals and market conditions improved. Overall, the banking industry enters 2026 with improved sentiment, healthier balance sheets, robust capital levels, and a more favorable policy backdrop than in the years immediately following the regional banking stresses of years prior.
2025 Highlights
Nicolet announced record net income of $151 million for the year ended December 31, 2025, and earnings per diluted common share of $9.78, compared to net income of $124 million and earnings per diluted common share of $8.05 for 2024.
At December 31, 2025, Nicolet had total assets of $9.2 billion, an increase of $388 million (4%) from December 31, 2024. Total loans of $6.8 billion at December 31, 2025, increased $210 million (3%) from December 31, 2024, while total deposits of $7.7 billion increased $327 million (4%) from December 31, 2024. Total stockholders’ equity was $1.3 billion at December 31, 2025, an increase of $85 million since December 31, 2024, with solid earnings and favorable movements in the securities portfolio market valuation, partly offset by payment of the quarterly common stock dividend and common stock repurchases.
Nonperforming assets were $32 million and represented 0.35% of total assets at December 31, 2025, compared to $29 million or 0.33% at year-end 2024. The allowance for credit losses-loans was $69 million (1.01% of loans) at December 31, 2025, compared to $66 million (1.00% of loans) at December 31, 2024.
As noted last year, Nicolet’s Board and executive management viewed 2025 as a year of optionality for the Company. The financial performance of the core franchise placed Nicolet among the top decile of banks in the country, as measured by return on average assets and return on tangible common equity. This consistent performance kept all strategic options on the table throughout the year for Nicolet. The priorities, as laid out a year ago, and in no particular order, included (1) funding organic growth, (2) share repurchases, (3) increased dividends, and (4) M&A. We are pleased to say that all four of those priorities were accomplished in 2025, including (1) growth in our balance sheet by 4%, (2) repurchasing more than 646,000 shares in the open market, (3) increasing the dividend by 14%, and (4) capping off the year with the announced acquisition of MidWestOne.
The MidWestOne acquisition (which closed on February 13, 2026) marked a pivotal moment for Nicolet. It doubled the branch footprint to over 100 locations, as well as expanded our footprint to the state of Iowa, increased our presence in Western Wisconsin, and significantly increased our market share in the greater Twin Cities market. Additionally, MidWestOne answered the “$10 billion question” that management has been asked for the past several years. Following the 2022 Charter acquisition, when we ended the year close to $9 billion in assets, people have questioned if and how we planned to cross the $10 billion threshold. As a result of the 2010 Dodd-Frank Act, any bank with assets more than $10 billion is subject to increased regulation, and to more intense scrutiny by the banking regulators. This typically means that those banks must make substantial additional investments in compliance and risk management resources. Also, those banks become subject to the Durbin amendment, which limits how much banks can charge merchants for debit card transaction fees (or “card interchange income” noted on our income statement). In our case, it would mean our interchange income would be reduced by more than $5 million simply because we crossed this asset threshold. Banks that cross that threshold organically, or with a small acquisition typically are less profitable immediately after due to the increased expense and reduced revenues. MidWestOne, and its size ($6 billion), allows Nicolet to leap over the $10 billion threshold, thus realizing many of the operating efficiencies that may allow Nicolet the ability to retain its top quartile, if not top decile profitability going forward.
As we head into 2026, our primary focus will always remain on running a growing, highly profitable community bank that matters to the communities it serves. But following close behind will be what we expect to be the successful integration of MidWestOne. The legal closing of the merger was February 13, 2026 – only 113 days from the announcement. However, unlike each of the past acquisitions we have completed, the core system integration is purposely delayed by approximately six months. Due to the size of this acquisition, as well as working with Fiserv (our core processor), we made the decision to delay the systems conversion of MidWestOne until late summer 2026. Until then, MidWestOne locations will continue to operate under the same name, but as a division of Nicolet National Bank. Once the systems conversion is complete, all MidWestOne locations will carry the Nicolet Bank name and banner. In the interim, there is still much we can do, and have already done, to begin the cultural integration process with MidWestOne. Dozens of employees of both Nicolet and MidWestOne have been working for months on a number of fronts to prepare for the legal closing of the merger. These same people, as well as many more, will continue these efforts as we welcome the employees, customers, and communities of MidWestOne to Nicolet, and prepare for the systems integration later this year. The Board and executive management understand the importance of ensuring the integration efforts with MidWestOne are successful. One of the primary reasons why Nicolet carries the premium valuation it does is because we have been so successful with our past acquisitions – financially, culturally, and strategically. The MidWestOne merger is easily the largest Nicolet has completed in its 25 year history. In fact, the total assets of MidWestOne are approximately the same as Nicolet’s past nine bank acquisitions combined. Taking our time to ensure a successful integration is paramount to our future growth and success as a company.
Nicolet generates capital through its net income and retained earnings. Since organic growth will likely remain in the mid-single digits, we anticipate building capital very quickly. Additional M&A is unlikely in 2026 as we focus on MidWestOne. However, the Board still needs to decide how to allocate that capital, or to simply let it build. Share repurchases and increased dividends are two considerations for the Board (in fact, Nicolet began repurchasing stock in late January following the approval of the merger by MidWestOne shareholders). The Board and executive management believe that the intrinsic value of Nicolet is higher than the current share price, and as a result, believe repurchasing stock is an effective way of deploying capital to benefit existing shareholders.
The impact of the MidWestOne acquisition will certainly cause some additional noise in our financial results in 2026. The combination of merger accounting, one-time expenses, and some of the cost savings being delayed due to the systems integration mean the reported financial results may vary each quarter. However, we remain optimistic our core results (which remove the M&A noise) will continue to place us in the top quartile of publicly traded banks in the country. No matter which strategic paths Nicolet’s Board and executive team choose in 2026, the Company’s priority will always be to operate a highly profitable business that delivers meaningful value to its core stakeholders—customers, shareholders, and employees.

Table 1: Earnings Summary and Selected Financial Data

	At and for the years ended December 31,
(in thousands, except per share data)	2025	2024	2023
Results of operations:
Net interest income	$306,473	$268,065	$241,516
Provision for credit losses	4,250	3,850	4,990
Noninterest income	85,567	82,267	35,972
Noninterest expense	200,833	191,353	185,866
Income before income tax expense	186,957	155,129	86,632
Income tax expense	36,271	31,070	25,116
Net income (GAAP)	$150,686	$124,059	$61,516
Earnings per Common Share (“EPS”):
Basic EPS	$10.06	$8.24	$4.17
Diluted EPS (GAAP)	$9.78	$8.05	$4.08
Adjusted Net Income & Diluted EPS (Non-GAAP):
Adjusted net income (Non-GAAP) (1)	$151,324	$120,668	$101,245
Adjusted diluted EPS (Non-GAAP) (1)	$9.82	$7.83	$6.72
Common shares:
Basic weighted average	14,980	15,049	14,743
Diluted weighted average	15,404	15,416	15,071
Year-End Balances:
Loans	$6,836,345	$6,626,584	$6,353,942
Allowance for credit losses - loans (“ACL-Loans”)	68,806	66,322	63,610
Total assets	9,185,107	8,796,795	8,468,678
Deposits	7,730,771	7,403,684	7,197,800
Stockholders’ equity (common)	1,257,662	1,172,898	1,039,007
Book value per common share	$84.91	$76.38	$69.76
Tangible book value per common share (2)	$59.09	$51.10	$43.28
Financial Ratios:
Return on average assets	1.68%	1.45%	0.73%
Return on average common equity	12.58	11.27	6.28
Return on average tangible common equity (2)	18.53	17.50	10.58
Stockholders’ equity to assets	13.69	13.33	12.27
Tangible common equity to tangible assets (2)	9.94	9.33	7.98
(1) The adjusted net income and adjusted diluted EPS measures are non-GAAP financial measures that provide information that management believes is useful to investors in understanding our operating performance and trends and also aids investors in the comparison of Nicolet’s financial performance to the financial performance of peer banks. See section “Non-GAAP Financial Measures” below for a reconciliation of these financial measures.
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

Table 1A: Reconciliation of Non-GAAP Financial Measures

	At and for the years ended December 31,
(in thousands, except per share data)	2025	2024	2023
Adjusted net income reconciliation:
Net income (GAAP)	$150,686	$124,059	$61,516
Adjustments:
Provision expense (1)	—	—	2,340
Assets (gains) losses, net (2)	(1,163)	(4,212)	32,808
Merger-related expense	1,956	—	189
Contract termination charge	—	—	2,689
Adjustments subtotal	793	(4,212)	38,026
Tax on Adjustments (3)	155	(821)	7,415
Tax impact of Wisconsin tax law change (3)	—	—	9,118
Adjusted net income (Non-GAAP)	$151,324	$120,668	$101,245
Diluted EPS:
Diluted EPS (GAAP)	$9.78	$8.05	$4.08
Adjusted Diluted EPS (Non-GAAP)	$9.82	$7.83	$6.72
Tangible assets:
Total assets	$9,185,107	$8,796,795	$8,468,678
Goodwill and other intangibles, net	382,400	388,140	394,366
Tangible assets	$8,802,707	$8,408,655	$8,074,312
Tangible common equity:
Stockholders’ equity (common)	$1,257,662	$1,172,898	$1,039,007
Goodwill and other intangibles, net	382,400	388,140	394,366
Tangible common equity	$875,262	$784,758	$644,641
Tangible average common equity:
Average stockholders’ equity (common)	$1,198,089	$1,100,396	$979,366
Average goodwill and other intangibles, net	385,048	391,343	398,106
Average tangible common equity	$813,041	$709,053	$581,260
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
(3) In July 2023, a new Wisconsin tax law change was signed which provided financial institutions with an exemption from state taxable income for interest, fees, and penalties earned on specific loans to existing Wisconsin-based business or agriculture purpose loans. The effective tax rate for periods prior to July 1, 2023, the effective date of this tax law change, assumed an effective tax rate of 25%, and periods subsequent to the effective date assumed an effective tax rate of 19.5%.
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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	Years Ended December 31,
(in thousands)	2025			2024			2023
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$6,811,763	$421,645	6.19%	$6,505,103	$393,551	6.05%	$6,233,623	$341,332	5.48%
Investment securities:
Taxable	750,134	24,082	3.21%	703,907	20,193	2.87%	863,864	18,182	2.10%
Tax-exempt (2)	148,042	5,337	3.61%	176,969	6,044	3.42%	243,241	7,960	3.27%
Total investment securities	898,176	29,419	3.28%	880,876	26,237	2.98%	1,107,105	26,142	2.36%
Other interest-earning assets	492,617	21,681	4.40%	397,905	20,562	5.17%	331,111	17,494	5.28%
Total non-loan earning assets	1,390,793	51,100	3.67%	1,278,781	46,799	3.66%	1,438,216	43,636	3.03%
Total interest-earning assets	8,202,556	$472,745	5.76%	7,783,884	$440,350	5.66%	7,671,839	$384,968	5.02%
Other assets, net	774,958			760,535			735,723
Total assets	$8,977,514			$8,544,419			$8,407,562
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$807,977	$10,000	1.24%	$763,097	$9,973	1.31%	$828,141	$9,891	1.19%
Interest-bearing demand	990,660	17,288	1.75%	880,823	14,931	1.70%	877,832	12,627	1.44%
Money market accounts (“MMA”)	1,998,831	47,511	2.38%	1,959,879	54,570	2.78%	1,868,867	49,937	2.67%
Core time deposits	1,299,481	51,373	3.95%	1,105,695	47,201	4.27%	842,586	27,218	3.23%
Total interest-bearing core deposits	5,096,949	126,172	2.48%	4,709,494	126,675	2.69%	4,417,426	99,673	2.26%
Brokered deposits	713,188	30,699	4.30%	750,499	34,899	4.65%	615,209	26,151	4.25%
Total interest-bearing deposits	5,810,137	156,871	2.70%	5,459,993	161,574	2.96%	5,032,635	125,824	2.50%
Wholesale funding	146,401	7,606	5.20%	162,612	8,726	5.37%	304,190	15,522	5.10%
Total interest-bearing liabilities	5,956,538	164,477	2.76%	5,622,605	170,300	3.03%	5,336,825	141,346	2.65%
Noninterest-bearing demand deposits	1,753,573			1,755,045			2,054,792
Other liabilities	69,314			66,373			36,579
Stockholders’ equity	1,198,089			1,100,396			979,366
Total liabilities and stockholders’ equity	$8,977,514			$8,544,419			$8,407,562
Tax-equivalent net interest income and rate spread		$308,268	3.00%		$270,050	2.63%		$243,622	2.37%
Tax-equivalent adjustment and net free funds		1,795	0.76%		1,985	0.84%		2,106	0.81%
Net interest income and net interest margin		$306,473	3.76%		$268,065	3.47%		$241,516	3.18%
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

(in thousands)	2025 Compared to 2024 Increase (Decrease) Due to Changes in			2024 Compared to 2023 Increase (Decrease) Due to Changes in
	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Total loans, including loan fees (2) (3)	$19,617	$8,477	$28,094	$29,966	$22,253	$52,219
Investment securities:
Taxable	1,302	2,587	3,889	(1,401)	3,412	2,011
Tax-exempt (3)	(1,043)	336	(707)	(2,250)	334	(1,916)
Total investment securities	259	2,923	3,182	(3,651)	3,746	95
Other interest-earning assets	4,127	(3,008)	1,119	3,653	(585)	3,068
Total non-loan earning assets	4,386	(85)	4,301	2	3,161	3,163
Total interest-earning assets	$24,003	$8,392	$32,395	$29,968	$25,414	$55,382
Interest-bearing liabilities
Savings	$556	$(529)	$27	$(810)	$892	$82
Interest-bearing demand	1,916	441	2,357	43	2,261	2,304
MMA	926	(7,985)	(7,059)	2,487	2,146	4,633
Core time deposits	7,661	(3,489)	4,172	9,845	10,138	19,983
Total interest-bearing core deposits	11,059	(11,562)	(503)	11,565	15,437	27,002
Brokered deposits	(1,606)	(2,594)	(4,200)	6,130	2,618	8,748
Total interest-bearing deposits	9,453	(14,156)	(4,703)	17,695	18,055	35,750
Wholesale funding	(843)	(277)	(1,120)	(9,401)	2,605	(6,796)
Total interest-bearing liabilities	8,610	(14,433)	(5,823)	8,294	20,660	28,954
Net interest income	$15,393	$22,825	$38,218	$21,674	$4,754	$26,428
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
Comparison of 2025 versus 2024
At the beginning of 2024, the Federal Funds range was 5.25% to 5.50%. The Federal Reserve decreased short-term interest rates a total of 100 bps during the second half of 2024, resulting in a Federal Funds range of 4.25% to 4.50% at December 31, 2024. During the second half of 2025, the Federal Reserve decreased short-term interest rates a total of 75 bps, resulting in a Federal Funds range of 3.50% to 3.75% at December 31, 2025.
Tax-equivalent net interest income was $308 million for 2025, an increase of $38 million (14%) over 2024. The increase in tax-equivalent net interest income was attributable to net favorable volumes (which added $15 million) and net favorable rates (which increased net interest income $23 million).
Average interest-earning assets increased to $8.2 billion for 2025, $419 million (5%) higher than 2024. Average loans increased $307 million (5%) to $6.8 billion, on solid organic loan growth. Average investment securities increased $17 million, while other interest-earning assets increased $95 million, mostly investable cash from strong deposit growth. As a result, the mix of average interest-earning assets shifted to 83% loans, 11% investment securities, and 6% other interest-earning assets (mostly cash) for 2025, compared to 84%, 11%, and 5%, respectively, for 2024.
Average interest-bearing liabilities were $6.0 billion for 2025, an increase of $334 million (6%) from 2024. Average interest-bearing core deposits increased $387 million (8%), while average brokered deposits decreased $37 million, reflecting a shift in funding strategy. Wholesale funding decreased $16 million, mostly due to the early redemption of subordinated notes. The mix of average interest-bearing liabilities was 86% core deposits, 12% brokered deposits, and 2% other funding for 2025, compared to 84% core deposits, 13% brokered deposits, and 3% other funding in 2024.
The interest rate spread increased 37 bps between the years. The loan yield improved 14 bps to 6.19% for 2025, mostly from the repricing of new and renewed loans and the yield on investment securities increased 30 bps to 3.28%, while the yield on other interest-earning assets (mostly cash) decreased 77 bps, consistent with the Federal Reserve interest rate cuts. The cost of interest-bearing liabilities decreased 27 bps to 2.76% for 2025, also reflecting the Federal Reserve interest rate cuts. The contribution from net free funds decreased 8 bps, mostly due to the lower value in the current interest rate environment. As a result, the net interest margin was 3.76% for 2025, up 29 bps compared to 3.47% for 2024.

Provision for Credit Losses
The provision for credit losses for 2025 was $4.3 million (comprised of $4.3 million related to the ACL-Loans, partly offset by a $0.1 million reduction related to the ACL on unfunded commitments). Comparatively, the 2024 provision for credit losses was $3.9 million (comprised of $3.8 million related to the ACL-Loans and $0.1 million for the ACL on unfunded commitments), and the 2023 provision for credit losses was $5.0 million (comprised of $2.7 million related to the ACL-Loans and $2.3 million for the ACL on securities AFS). Asset quality trends have been solid and net charge-offs were negligible for all years.
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
Noninterest Income
Table 4: Noninterest Income

(in thousands)	Years Ended December 31,			Change From Prior Year
	2025	2024	2023	$ Change 2025	% Change 2025	$ Change 2024	% Change 2024
Trust services fee income	$11,221	$10,085	$8,614	$1,136	11%	$1,471	17%
Brokerage fee income	18,390	17,367	15,133	1,023	6%	2,234	15%
Wealth management fee income	29,611	27,452	23,747	2,159	8%	3,705	16%
Mortgage income, net	12,054	10,177	7,164	1,877	18%	3,013	42%
Service charges on deposit accounts	8,003	7,184	5,976	819	11%	1,208	20%
Card interchange income	14,560	13,661	12,991	899	7%	670	5%
Bank owned life insurance (“BOLI”) income	6,360	5,448	4,524	912	17%	924	20%
Deferred compensation plan asset market valuations	2,919	1,198	1,937	1,721	144%	(739)	(38)%
LSR income, net	3,319	4,405	4,425	(1,086)	(25)%	(20)	—%
Other income	7,578	8,530	8,016	(952)	(11)%	514	6%
Noninterest income without net gains	84,404	78,055	68,780	6,349	8%	9,275	13%
Asset gains (losses), net	1,163	4,212	(32,808)	(3,049)	N/M	37,020	N/M
Total noninterest income	$85,567	$82,267	$35,972	$3,300	4%	$46,295	129%
N/M means not meaningful.
Comparison of 2025 versus 2024
Noninterest income was $86 million for 2025, an increase of $3 million from 2024, with growth in most core noninterest income categories, partly offset by lower net asset gains (losses). Excluding net asset gains (losses), noninterest income for 2025 was $84 million, a $6 million (8%) increase over 2024. Notable contributions to the change in noninterest income were:
•Wealth management fee income was $30 million for 2025, up $2 million (8%) from 2024, including favorable market-related changes, as well as growth in accounts and assets under management.
•Mortgage income includes net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSRs”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income was $12 million for 2025, up $2 million (18%) between the years, mostly due to higher secondary market volumes and the related gains on sales. See also “Off-Balance Sheet Arrangements, Lending-Related Commitments and Contractual Obligations” and Note 6, “Goodwill and Other Intangibles and Servicing Rights” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
•Service charges on deposit accounts were $8 million, up $1 million (11%) over 2024, on growth in both accounts and account analysis fees.
•Card interchange income grew $1 million (7%) to $15 million in 2025 largely due to higher volume and activity.
•BOLI income increased $1 million (17%) to $6 million for 2025, attributable to higher average balances from the $11.5 million new BOLI purchased in mid-2024 and improvements in BOLI assets linked to market performance.

•The Company sponsors a nonqualified deferred compensation (“NQDC”) plan for certain employees, that fluctuates based upon market valuations of the underlying plan assets. See also “Noninterest Expense” for the offsetting fair value change to the NQDC plan liabilities and Note 10, “Employee and Director Benefit Plans” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for additional information on the NQDC plan.
•Other income declined $1 million to $8 million for 2025, largely due to timing of card incentive income, as well as lower swap and broker fees.
•Net asset gains of $1 million in 2025 were primarily attributable to favorable fair value marks on equity securities. Net asset gains of $4 million in 2024 were primarily attributable to gains of $2 million on the sale of available for sale securities and other investments, $1 million of favorable fair value marks on equity securities, and a $1 million gain on the early extinguishment on Nicolet subordinated notes. Additional information on the net gains is also included in Note 16, “Asset Gains (Losses), Net,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
Noninterest Expense
Table 5: Noninterest Expense

($ in thousands)	Years Ended December 31,			Change From Prior Year
	2025	2024	2023	Change 2025	% Change 2025	Change 2024	% Change 2024
Personnel	$115,305	$108,414	$99,109	$6,891	6%	$9,305	9%
Occupancy, equipment and office	36,631	35,136	36,222	1,495	4%	(1,086)	(3)%
Business development and marketing	8,009	8,330	7,790	(321)	(4)%	540	7%
Data processing	18,569	17,754	19,892	815	5%	(2,138)	(11)%
Intangibles amortization	5,740	6,876	8,072	(1,136)	(17)%	(1,196)	(15)%
FDIC assessments	4,007	4,003	3,999	4	—%	4	—%
Merger-related expense	1,956	—	189	1,956	N/M	(189)	N/M
Other expense	10,616	10,840	10,593	(224)	(2)%	247	2%
Total noninterest expense	$200,833	$191,353	$185,866	$9,480	5%	$5,487	3%
Non-personnel expenses	$85,528	$82,939	$86,757	$2,589	3%	$(3,818)	(4)%
Average full-time equivalent employees	959	955	953	4	—%	2	—%
N/M means not meaningful.
Comparison of 2025 versus 2024
Noninterest expense was $201 million for 2025, an increase of $9 million (5%) over 2024. Personnel costs increased $7 million (6%), while non-personnel expenses combined increased $3 million (3%) from 2024. Notable contributions to the change in noninterest expense were:
•Personnel expense was $115 million for 2025, an increase of $7 million (6%) over 2024. Salary expense increased $7 million (8%) over 2024, reflecting merit increases between the years and higher incentive compensation commensurate with current year earnings. Fringe benefits were minimally changed with lower health care costs offset by higher 401k expenses. Personnel expense was also impacted by the change in the fair value of the NQDC plan liabilities. See also “Noninterest Income” for the offsetting fair value change to the NQDC plan assets and Note 10, “Employee and Director Benefit Plans” in the Notes to Consolidated Financial Statements, under Part II, Item 8, for additional information on the NQDC plan.
•Occupancy, equipment and office expense was $37 million for 2025, up $1 million (4%) from 2024, due to higher occupancy-related costs (including increases in cleaning, snowplowing, building depreciation), and office expenses (mostly additional costs for software and technology solutions), as well as a $0.4 million lease termination charge.
•Data processing expense was $19 million for 2025, up $1 million (5%) from 2024, mostly due to volume-based increases in core and card processing charges.
•Intangible amortization decreased $1 million (17%) between the years, due to lower amortization from the aging intangibles.
Income Taxes
Income tax expense was $36 million (effective tax rate of 19.4%) for 2025, compared to $31 million (effective tax rate of 20.0%) for 2024. The change in income tax was mostly due to higher pretax earnings.
The accounting for income taxes requires deferred income taxes to be analyzed to determine if a valuation allowance is required. A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. This analysis involves the use of estimates and assumptions concerning accounting pronouncements and federal and state tax codes. The Company had a $18 million valuation allowance at December 31, 2025, compared to a valuation allowance of $16 million at

December 31, 2024. The Company’s income taxes accounting policy is described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional disclosures relative to income taxes are included in Note 13, “Income Taxes” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
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
Table 6: Period End Loan Composition

	December 31, 2025		December 31, 2024		December 31, 2023
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,367,522	20%	$1,319,763	20%	$1,284,009	20%
Owner-occupied CRE	939,587	14%	940,367	14%	956,594	15%
Agricultural	1,415,425	21%	1,322,038	20%	1,161,531	18%
Commercial	3,722,534	55%	3,582,168	54%	3,402,134	53%
CRE investment	1,188,351	17%	1,221,826	18%	1,142,251	18%
Construction & land development	326,638	5%	239,694	4%	310,110	5%
Commercial real estate	1,514,989	22%	1,461,520	22%	1,452,361	23%
Commercial-based loans	5,237,523	77%	5,043,688	76%	4,854,495	76%
Residential construction	95,268	1%	96,110	1%	75,726	1%
Residential first mortgage	1,193,683	17%	1,196,158	18%	1,167,109	19%
Residential junior mortgage	268,188	4%	234,634	4%	200,884	3%
Residential real estate	1,557,139	22%	1,526,902	23%	1,443,719	23%
Retail & other	41,683	1%	55,994	1%	55,728	1%
Retail-based loans	1,598,822	23%	1,582,896	24%	1,499,447	24%
Total loans	$6,836,345	100%	$6,626,584	100%	$6,353,942	100%
As noted in Table 6 above, the loan portfolio at December 31, 2025 was 77% commercial-based and 23% retail-based, a slight shift in the underlying loan composition mix compared to December 31, 2024. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

Total loans were $6.8 billion at December 31, 2025, an increase of $210 million (3%), compared to total loans of $6.6 billion at December 31, 2024, with growth in agricultural, commercial and industrial, and construction loans. At December 31, 2025, agricultural and commercial and industrial loans represented the largest segments of Nicolet’s loan portfolio, at 21% and 20%, respectively, of the total loan portfolio. The next largest segments were CRE investment and residential first mortgage, with each representing 17% of the total loan portfolio. The loan portfolio is widely diversified and included the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, hospitality, retail, service, and businesses supporting the general building industry. The following chart provides the distribution of our commercial loan portfolio at December 31, 2025.

Commercial Loan Portfolio by Industry Type (based on NAICS codes)

All Other
12%
Real Estate and Rental and Leasing
28%
Wholesale Trade
4%
Health Care and Social Assistance
4%
Agriculture Production Other
5%
Retail Trade
5%
Accommodation and Food Services
6%
Construction
7%
Manufacturing
8%
Dairy Cattle and Milk Production
21%

Table 7: Loan Maturity Distribution
The following table presents the maturity distribution of the loan portfolio at December 31, 2025.

(in thousands)	Loan Maturity
	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$665,978	$582,958	$112,109	$6,477	$1,367,522
Owner-occupied CRE	297,041	517,733	97,761	27,052	939,587
Agricultural	699,500	395,061	297,985	22,879	1,415,425
CRE investment	324,347	676,644	164,692	22,668	1,188,351
Construction & land development	128,346	146,466	39,566	12,260	326,638
Residential construction *	78,563	4,120	686	11,899	95,268
Residential first mortgage	92,375	211,086	146,200	744,022	1,193,683
Residential junior mortgage	29,626	9,133	29,235	200,194	268,188
Retail & other	21,754	9,408	6,143	4,378	41,683
Total loans	$2,337,530	$2,552,609	$894,377	$1,051,829	$6,836,345
Percent by maturity distribution	34%	37%	13%	16%	100%
Fixed rate loans:
Commercial & industrial	$169,439	$421,759	$31,017	$3,024	$625,239
Owner-occupied CRE	262,645	426,433	33,626	6,099	728,803
Agricultural	336,933	345,882	259,613	16,626	959,054
CRE investment	281,871	477,456	89,007	129	848,463
Construction & land development	12,955	74,034	17,082	1,809	105,880
Residential construction *	58,800	3,454	527	6,773	69,554
Residential first mortgage	85,217	183,942	109,559	288,264	666,982
Residential junior mortgage	9,412	4,096	3,523	810	17,841
Retail & other	18,365	9,013	5,602	4,154	37,134
Total fixed rate loans	$1,235,637	$1,946,069	$549,556	$327,688	$4,058,950
Floating rate loans:
Commercial & industrial	$496,539	$161,199	$81,092	$3,453	$742,283
Owner-occupied CRE	34,396	91,300	64,135	20,953	210,784
Agricultural	362,567	49,179	38,372	6,253	456,371
CRE investment	42,476	199,188	75,685	22,539	339,888
Construction & land development	115,391	72,432	22,484	10,451	220,758
Residential construction *	19,763	666	159	5,126	25,714
Residential first mortgage	7,158	27,144	36,641	455,758	526,701
Residential junior mortgage	20,214	5,037	25,712	199,384	250,347
Retail & other	3,389	395	541	224	4,549
Total floating rate loans	$1,101,893	$606,540	$344,821	$724,141	$2,777,395
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
Management performs ongoing intensive analysis of the loan portfolio to allow for early identification of customers experiencing financial difficulties, maintains prudent underwriting standards, understands the economy in its markets, and considers the trend of deterioration in loan quality in establishing the level of the ACL-Loans. In addition, various regulatory agencies periodically review the ACL-Loans, and could require the Company to make additions to the ACL-Loans or require that certain loan balances be charged off or downgraded into classified loan categories when their credit evaluations differ from those of management based on their judgments of collectability from information available to them at the time of their examination.
At December 31, 2025, the ACL-Loans was $69 million (representing 1.01% of period end loans) compared to $66 million (representing 1.00% of period end loans) at December 31, 2024. The increase in the ACL-Loans during both 2025 and 2024 was due to solid organic loan growth. Net charge-offs remain negligible. The components of the ACL-Loans are detailed further in Tables 8 and 9 below.
Table 8: Allowance for Credit Losses - Loans

(in thousands)	Years Ended December 31,
	2025	2024	2023
Allowance for credit losses - loans:
Beginning balance	$66,322	$63,610	$61,829
Net charge-offs:
Commercial & industrial	(1,396)	(867)	80
Owner-occupied CRE	6	124	(526)
Agricultural	(65)	—	(63)
CRE investment	—	—	—
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	(97)	33	(2)
Residential junior mortgage	2	9	(95)
Retail & other	(266)	(337)	(263)
Total net charge-offs	(1,816)	(1,038)	(869)
Provision for credit losses	4,300	3,750	2,650
Ending balance of ACL-Loans	$68,806	$66,322	$63,610
Ratio of net charge-offs to average loans by loan composition:
Commercial & industrial	0.10%	0.06%	(0.01)%
Owner-occupied CRE	—%	(0.01)%	0.05%
Agricultural	—%	—%	0.01%
CRE investment	—%	—%	—%
Construction & land development	—%	—%	—%
Residential construction	—%	—%	—%
Residential first mortgage	0.01%	—%	—%
Residential junior mortgage	—%	—%	0.05%
Retail & other	0.62%	0.60%	0.48%
Total net charge-offs to average loans	0.03%	0.02%	0.01%
The allocation of the ACL-Loans by loan category for each of the past three years is shown in Table 9. The largest portions of the ACL-Loans were allocated to commercial & industrial loans and CRE investment loans, representing 24%, and 22%, respectively, of the ACL-Loans at December 31, 2025, which was unchanged from December 31, 2024. The next largest portion of the ACL-Loans was allocated to agricultural loans, representing 14% and 15%, of the ACL-Loans at December 31, 2025 and December 31, 2024, respectively. This change in ACL-Loans allocation was attributable to changes in current and forecasted risk trends within loan categories, as well as changes in loan portfolio composition.

Table 9: Allocation of the Allowance for Credit Losses - Loans

	December 31, 2025			December 31, 2024			December 31, 2023
(in thousands)	Allocated Allowance	% of Loan Portfolio	ACL Category as a % of Total ACL	Allocated Allowance	% of Loan Portfolio	ACL Category as a % of Total ACL	Allocated Allowance	% of Loan Portfolio	ACL Category as a % of Total ACL
Commercial & industrial	$16,905	20%	24%	$16,147	20%	24%	$15,225	20%	24%
Owner-occupied CRE	5,289	14%	8%	5,362	14%	8%	9,082	15%	14%
Agricultural	9,434	21%	14%	9,957	20%	15%	12,629	18%	20%
CRE investment	15,038	17%	22%	14,616	18%	22%	12,693	18%	20%
Construction & land development	3,611	5%	5%	2,658	4%	4%	2,440	5%	4%
Residential construction	1,250	1%	2%	1,234	1%	2%	916	1%	—%
Residential first mortgage	13,310	17%	19%	12,590	18%	19%	7,320	19%	12%
Residential junior mortgage	3,351	4%	5%	2,827	4%	4%	2,098	3%	4%
Retail & other	618	1%	1%	931	1%	2%	1,207	1%	2%
Total ACL-Loans	$68,806	100%	100%	$66,322	100%	100%	$63,610	100%	100%
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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned. At December 31, 2025, nonperforming assets were $32 million and represented 0.35% of total assets, compared to $29 million or 0.33% of total assets at December 31, 2024.
The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $71 million and $68 million at December 31, 2025 and 2024, respectively. Potential problem loans require heightened management review given the pace at which a credit may deteriorate, the potential duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on underlying real estate or collateral values.

Table 10: Nonperforming Assets

(in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Nonperforming loans:
Commercial & industrial	$10,314	$8,534	$4,046
Owner-occupied CRE	6,938	4,547	4,399
Agricultural	10,476	9,969	12,185
CRE investment	497	1,688	1,453
Construction & land development	—	—	161
Residential construction	—	—	—
Residential first mortgage	3,022	3,370	4,059
Residential junior mortgage	311	185	150
Retail & other	121	126	172
Total nonaccrual loans	31,679	28,419	26,625
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$31,679	$28,419	$26,625
OREO:
Commercial real estate owned	$70	$80	$305
Residential real estate owned	—	16	154
Bank property real estate owned	597	597	808
Total OREO	667	693	1,267
Total nonperforming assets (NPAs)	$32,346	$29,112	$27,892
Nonaccrual loans (included above) covered by guarantees	$10,483	$7,463	$5,785
Ratios:
Nonperforming loans to total loans	0.46%	0.43%	0.42%
NPAs to total loans plus OREO	0.47%	0.44%	0.44%
NPAs to total assets	0.35%	0.33%	0.33%
ACL-Loans to nonperforming loans	217%	233%	239%
ACL-Loans to total loans	1.01%	1.00%	1.00%
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

At December 31, 2025, the investment securities portfolio totaled $860 million (representing 9% of total assets), compared to investment securities of $806 million (representing 9% of total assets) at December 31, 2024, all classified as securities AFS. The investment securities portfolio increased $53 million (7%) from December 31, 2024, and included a shift in mix, from corporate debt securities and state, county, and municipals to mortgage-backed securities. The fair value of the total securities AFS portfolio was an unrealized loss of $34 million at December 31, 2025, compared to an unrealized loss of $66 million at December 31, 2024.
Nicolet also had other investments of $63 million and $62 million at December 31, 2025 and 2024, respectively, consisting primarily of capital stock in the Federal Reserve and the Federal Home Loan Bank (“FHLB”) (required as members of the Federal Reserve Bank System and the FHLB System), equity securities with readily determinable fair values, and to a lesser degree equity investments in other private companies. The FHLB and Federal Reserve investments are “restricted” in that they can only be sold back to the respective institutions or another member institution at par, and are thus not liquid, have no ready market or quoted market value, and are carried at cost. The private company equity investments have no quoted market prices, and are carried at cost less impairment charges, if any. The other investments are evaluated periodically for impairment, considering financial condition and other available relevant information.
Table 11: Investment Securities Portfolio Maturity Distribution (1)

Securities AFS at December 31, 2025	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Mortgage- backed Securities		Total Amortized Cost		Total Fair Value
(in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount
U.S. Treasury securities	$9,453	1.8%	$15,603	2.6%	$—	—%	$—	—%	$—	—%	$25,056	3.0%	$24,054
U.S. government agency securities	952	1.9%	2,969	8.3%	39	7.1%	229	8.3%	—	—%	4,189	6.7%	4,172
State, county and municipals	9,136	2.8%	142,087	2.3%	72,381	3.1%	66,222	3.6%	—	—%	289,826	2.8%	274,824
Mortgage-backed securities	—	—%	—	—%	—	—%	—	—%	513,715	3.3%	513,715	3.3%	496,781
Corporate debt securities	7,644	3.5%	21,748	5.8%	24,750	4.8%	7,160	6.1%	—	—%	61,302	5.1%	60,003
Total amortized cost	$27,185	2.8%	$182,407	2.9%	$97,170	3.6%	$73,611	3.9%	$513,715	3.3%	$894,088	3.3%	$859,834
Total fair value	$27,119		$174,587		$91,830		$69,517		$496,781				$859,834
	3%		20%		11%		8%		58%				100%
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
Table 12: Period End Deposit Composition

(in thousands)	December 31, 2025		December 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,828,928	24%	$1,791,228	24%	$1,958,709	27%
Interest-bearing demand	1,263,276	16%	1,168,560	16%	1,055,520	15%
Money market	2,056,550	26%	1,942,367	26%	1,891,287	26%
Savings	834,520	11%	774,707	11%	768,401	11%
Time	1,747,497	23%	1,726,822	23%	1,523,883	21%
Total deposits	$7,730,771	100%	$7,403,684	100%	$7,197,800	100%
Brokered transaction accounts	$175,776	2%	$163,580	2%	$166,861	2%
Brokered time deposits	405,050	5%	586,852	8%	448,582	6%
Total brokered deposits	$580,826	7%	$750,432	10%	$615,443	8%
Customer transaction accounts	$5,807,498	75%	$5,513,282	75%	$5,507,056	77%
Customer time deposits	1,342,447	18%	1,139,970	15%	1,075,301	15%
Total customer deposits (core)	$7,149,945	93%	$6,653,252	90%	$6,582,357	92%

Total deposits were $7.7 billion at December 31, 2025, a $327 million (4%) increase over year-end 2024, including a $497 million (7%) increase in customer deposits (core), partly offset by a $170 million reduction in brokered deposits. On average, deposits grew $349 million (5%) between 2025 and 2024 (as detailed in Table 2). Average customer deposits (core) increased $386 million, while average brokered deposits decreased $37 million from the prior year.
At December 31, 2025, Nicolet had $433 million of time deposits that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. The following table provides information on the maturity distribution of those time deposits, including the portion of those time deposits in excess of the FDIC insurance limits (over $250,000) as of December 31, 2025.
Table 13: Maturity Distribution of Uninsured Time Deposits

(in thousands)	Time Deposits Over FDIC Insurance Limits	Portion of Time Deposits in Excess of FDIC Insurance Limits
3 months or less	$125,375	$65,624
Over 3 months through 6 months	111,930	66,430
Over 6 months through 12 months	128,706	71,206
Over 12 months	67,416	29,666
Total	$433,427	$232,926
Estimated total uninsured deposits were $2.5 billion (representing 32% of total deposits) and $2.2 billion (representing 30% of total deposits) as of December 31, 2025 and 2024, respectively.
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
There were no short-term borrowings outstanding at either December 31, 2025 or December 31, 2024. Long-term borrowings were $135 million and $161 million at December 31, 2025 and 2024, respectively. See Note 9, “Short and Long-Term Borrowings,” of the Notes to Consolidated Financial Statements under Part II, Item 8 for additional disclosures and see section “Liquidity Management,” for information on available funding sources at December 31, 2025.
RISK MANAGEMENT AND CAPITAL
Liquidity Management
Liquidity management refers to the ability to ensure that adequate liquid funds are available to meet the current and future cash flow obligations arising in the daily operations of the Company. These cash flow obligations include the ability to meet the commitments to borrowers for extensions of credit, accommodate deposit cycles and trends, fund capital expenditures, pay dividends to stockholders (if any), and satisfy other operating expenses. The Company’s most liquid assets are cash and due from banks and interest-earning deposits, which totaled $660 million and $536 million at December 31, 2025 and 2024, respectively. Balances of these liquid assets are dependent on our operating, investing, and financing activities during any given period.
The $124 million increase in cash and cash equivalents since year-end 2024 included $154 million net cash provided by operating activities (mostly earnings) and $201 million net cash provided by financing activities (mostly strong deposit growth partly offset by repayments of borrowings, common stock repurchases and cash dividends), partially offset by $231 million net cash used in investing activities (mostly to fund loan growth and investment purchases). As of December 31, 2025, management believed that adequate liquidity existed to meet all projected cash flow obligations.
Nicolet’s primary sources of funds include the core deposit base, repayment and maturity of loans, investment securities calls, maturities, and sales, and procurement of brokered deposits or other wholesale funding. At December 31, 2025, approximately 58% of the investment securities portfolio was pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Liquidity sources available to the Company at December 31, 2025, are presented in Table 14 below.

Table 14: Liquidity Sources

(in millions)	December 31, 2025
Fed Funds Lines	$175
Brokered Capacity	1,352
Total Uncollateralized Lines	1,527
Securities Collateral Available	512
FHLB Borrowing Availability	624
Fed Discount Window	12
Total Collateralized Lines	1,148
Total Liquidity Funding Availability	$2,675
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, dividend payments, debt service requirements and, when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. At December 31, 2025, the Parent Company had $188 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds, as more fully described in “Business—Regulation of the Bank – Payment of Dividends” under Part I, Item 1, and in Note 17, “Regulatory Capital Requirements,” in the Notes to the Consolidated Financial Statements under Part II, Item 8. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.
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
Asset-liability management policies establish guidelines for acceptable limits on the sensitivity to changes in interest rates on earnings and market value of assets and liabilities. Such policies are set and monitored by management and the Asset and Liability Committee.
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
Among other scenarios, Nicolet assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned above and reflect the current interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at December 31, 2025 and 2024, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 15 below. The results were in compliance with Nicolet’s policy guidelines.

Table 15: Interest Rate Sensitivity

	December 31, 2025	December 31, 2024
200 bps decrease in interest rates	(3.8)%	(2.5)%
100 bps decrease in interest rates	(2.0)%	(1.3)%
100 bps increase in interest rates	2.1%	1.3%
200 bps increase in interest rates	4.2%	2.6%
Actual results may differ from these simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and their impact on customer behavior and management strategies.
The effect of inflation on a financial institution differs significantly from the effect on an industrial company. While a financial institution’s operating expenses, particularly salary and employee benefits, are affected by general inflation, the asset and liability structure of a financial institution consists largely of monetary items. Monetary items, such as cash, investments, loans, deposits and borrowings, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates have a more significant impact on a financial institution’s performance than does general inflation. Inflation may also have impacts on the Bank’s customers, on businesses and consumers and their ability or willingness to invest, save or spend, and perhaps on their ability to repay loans. As such, there would likely be impacts on the general appetite of banking products and the credit health of the Bank’s customer base.
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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At December 31, 2025, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in strategic growth. For a discussion of the regulatory restrictions applicable to the Company and the Bank, see section “Business-Regulation of Nicolet” and “Business-Regulation of the Bank,” included within Part I, Item 1. A summary of Nicolet’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in Table 16.

Table 16: Capital

($ in thousands)	December 31, 2025	December 31, 2024
Company Stock Repurchases: *
Common stock repurchased during the year (dollars)	$76,561	$10,134
Common stock repurchased during the year (shares)	646,002	92,440
Company Risk-Based Capital:
Total risk-based capital	$1,107,849	$1,062,458
Tier 1 risk-based capital	943,398	882,056
Common equity Tier 1 capital	902,964	842,453
Total capital ratio	14.8%	14.3%
Tier 1 capital ratio	12.6%	11.9%
Common equity tier 1 capital ratio	12.0%	11.4%
Tier 1 leverage ratio	10.7%	10.5%
Bank Risk-Based Capital:
Total risk-based capital	$907,726	$864,090
Tier 1 risk-based capital	835,920	798,691
Common equity Tier 1 capital	835,920	798,691
Total capital ratio	12.1%	11.7%
Tier 1 capital ratio	11.2%	10.8%
Common equity tier 1 capital ratio	11.2%	10.8%
Tier 1 leverage ratio	9.5%	9.5%
* Reflects only the common stock repurchased under Board authorizations.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities, dividends, or repayment of equity-equivalent debt) in light of strategic plans. Through an ongoing repurchase program, the Board has authorized the repurchase of Nicolet’s common stock as an alternative use of capital. At December 31, 2025, there remained $19 million authorized under this repurchase program, as modified, to be utilized from time to time to repurchase shares in the open market, through block transactions or in private transactions. Subsequently, on January 20, 2026, the Board approved a $60 million increase to the common stock repurchase authorization.
Off-Balance Sheet Arrangements, Lending-Related Commitments and Contractual Obligations
Nicolet is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. At December 31, 2025, interest rate lock commitments to originate residential mortgage loans held for sale of $28 million (included in the commitments to extend credit) and forward commitments to sell residential mortgage loans held for sale of $24 million are considered derivative instruments. Further information and discussion of these commitments is included in Note 14, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements, under Part II, Item 8.
The table below outlines the principal amounts and timing of Nicolet’s contractual obligations. The amounts presented below exclude amounts due for interest, if applicable, and include any unamortized premiums / discounts or other similar carrying value adjustments. As of December 31, 2025, Nicolet had the following contractual obligations. Further discussion of the nature of each obligation is included in the referenced note of the Notes to Consolidated Financial Statements, under Part II, Item 8.
Table 17: Contractual Obligations

(in thousands)	Note	Maturity by Years
	Reference	Total	1 or less	1-3	3-5	Over 5
Time deposits	8	$1,747,497	$1,194,056	$371,764	$181,667	$10
Long-term borrowings	9	134,860	—	—	—	134,860
Operating leases	5	5,494	1,465	2,496	963	570
Total long-term contractual obligations		$1,887,851	$1,195,521	$374,260	$182,630	$135,440
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, assumptions or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are based on historical experience, current information, and other factors deemed to be relevant; accordingly, as this information changes, actual results could differ from those estimates. Nicolet considers accounting estimates to be critical to reported financial results if the accounting estimate requires management to make assumptions about matters that are highly uncertain and different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the financial statements. The accounting estimate we consider to be critical is the determination of the allowance for credit losses. In addition to the discussion that follows, the accounting policies related to this critical estimate is included in Note 1, “Nature of Business and Significant Accounting Policies,” in the Notes to Consolidated Financial Statements, under Part II, Item 8.
Allowance for Credit Losses - Loans
Management’s evaluation process used to determine the appropriateness of the ACL-Loans is inherently subjective as it requires material estimates and assumptions. This evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect our estimate of lifetime expected credit losses. Because interpretation and analysis involve judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated credit losses and therefore the appropriateness of the ACL-Loans could change significantly.
The allowance methodology applied by Nicolet is designed to assess the appropriateness of the ACL-Loans and includes allocations for individually evaluated credit-deteriorated loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative and environmental factors. The methodology includes evaluation and consideration of several factors, including but not limited to: management’s ongoing review and grading of the loan portfolio, evaluation of facts and issues related to specific loans, consideration of historical loan loss and delinquency experience on each portfolio segment, trends in past due and nonaccrual loans, the risk characteristics of specific loans or various loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, the fair value of underlying collateral, existing economic conditions, and other qualitative and quantitative factors which could affect expected credit losses. In addition, the model considers reasonable and supportable economic forecasts to assess the collectability of future cash flows. While management uses the best information available to make its evaluation, future adjustments to the ACL-Loans may be necessary if there are significant changes in economic conditions (both current and forecast) or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ACL-Loans is made for analytical purposes and is not necessarily indicative of the trend of future credit losses in any particular loan category. The ACL-Loans is available to absorb losses from any segment of the loan portfolio. Management believes the ACL-Loans is appropriate at December 31, 2025. The allowance analysis is reviewed by the Board on a quarterly basis in compliance with regulatory requirements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NICOLET BANKSHARES, INC. Consolidated Balance Sheets
(In thousands, except share and per share data)	December 31, 2025	December 31, 2024
Assets
Cash and due from banks	$107,956	$115,943
Interest-earning deposits	552,276	420,104
Cash and cash equivalents	660,232	536,047
Securities available for sale (“AFS”), at fair value	859,834	806,415
Other investments	63,247	62,125
Loans held for sale	13,620	7,637
Loans	6,836,345	6,626,584
Allowance for credit losses - loans (“ACL-Loans”)	(68,806)	(66,322)
Loans, net	6,767,539	6,560,262
Premises and equipment, net	120,462	126,979
Bank owned life insurance (“BOLI”)	192,498	186,448
Goodwill and other intangibles, net	382,400	388,140
Accrued interest receivable and other assets	125,275	122,742
Total assets	$9,185,107	$8,796,795

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$1,828,928	$1,791,228
Interest-bearing deposits	5,901,843	5,612,456
Total deposits	7,730,771	7,403,684
Long-term borrowings	134,860	161,387
Accrued interest payable and other liabilities	61,814	58,826
Total liabilities	7,927,445	7,623,897
Stockholders’ Equity:
Common stock	148	154
Additional paid-in capital	583,257	655,540
Retained earnings	697,799	565,772
Accumulated other comprehensive income (loss)	(23,542)	(48,568)
Total stockholders’ equity	1,257,662	1,172,898
Total liabilities and stockholders’ equity	$9,185,107	$8,796,795

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	30,000,000	30,000,000
Common shares outstanding	14,811,445	15,356,785
Common shares issued	14,930,213	15,450,298

 See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Income	Years Ended December 31,
(In thousands, except share and per share data)	2025	2024	2023
Interest income:
Loans, including loan fees	$421,151	$393,052	$341,155
Investment securities:
Taxable	24,082	20,193	18,182
Tax-exempt	4,036	4,558	6,031
Other interest income	21,681	20,562	17,494
Total interest income	470,950	438,365	382,862
Interest expense:
Deposits	156,871	161,574	125,824
Short-term borrowings	1	2	4,794
Long-term borrowings	7,605	8,724	10,728
Total interest expense	164,477	170,300	141,346
Net interest income	306,473	268,065	241,516
Provision for credit losses	4,250	3,850	4,990
Net interest income after provision for credit losses	302,223	264,215	236,526
Noninterest income:
Wealth management fee income	29,611	27,452	23,747
Mortgage income, net	12,054	10,177	7,164
Service charges on deposit accounts	8,003	7,184	5,976
Card interchange income	14,560	13,661	12,991
BOLI income	6,360	5,448	4,524
Deferred compensation plan asset market valuations	2,919	1,198	1,937
LSR income, net	3,319	4,405	4,425
Asset gains (losses), net	1,163	4,212	(32,808)
Other income	7,578	8,530	8,016
Total noninterest income	85,567	82,267	35,972
Noninterest expense:
Personnel	115,305	108,414	99,109
Occupancy, equipment and office	36,631	35,136	36,222
Business development and marketing	8,009	8,330	7,790
Data processing	18,569	17,754	19,892
Intangibles amortization	5,740	6,876	8,072
FDIC assessments	4,007	4,003	3,999
Merger-related expense	1,956	—	189
Other expense	10,616	10,840	10,593
Total noninterest expense	200,833	191,353	185,866
Income before income tax expense	186,957	155,129	86,632
Income tax expense	36,271	31,070	25,116
Net income	$150,686	$124,059	$61,516
Earnings per common share:
Basic	$10.06	$8.24	$4.17
Diluted	$9.78	$8.05	$4.08
Weighted average common shares outstanding:
Basic	14,979,671	15,049,225	14,742,675
Diluted	15,403,934	15,415,822	15,070,579

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Comprehensive Income	Years Ended December 31,
(In thousands)	2025	2024	2023
Net income	$150,686	$124,059	$61,516
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	32,315	7,139	23,233
Net realized (gains) losses included in income	(126)	(968)	3,313
Reclassification adjustment for securities transferred from held to maturity to available for sale	—	—	(20,434)
Income tax (expense) benefit	(7,163)	(1,566)	(1,815)
Total other comprehensive income (loss), net of tax	25,026	4,605	4,297
Comprehensive income (loss)	$175,712	$128,664	$65,813

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2022	$147	$621,988	$407,864	$(57,470)	$972,529
Comprehensive income:
Net income	—	—	61,516	—	61,516
Other comprehensive income (loss)	—	—	—	4,297	4,297
Stock-based compensation expense	—	6,438	—	—	6,438
Cash dividends on common stock, $0.75 per share	—	—	(11,119)	—	(11,119)
Issuance of common stock in stock-based compensation plans	3	10,529	—	—	10,532
Purchase of common stock in stock-based compensation plans	—	(4,509)	—	—	(4,509)
Issuance of common stock	—	844	—	—	844
Purchase and retirement of common stock	(1)	(1,520)	—	—	(1,521)
Balances at December 31, 2023	$149	$633,770	$458,261	$(53,173)	$1,039,007
Comprehensive income:
Net income	—	—	124,059	—	124,059
Other comprehensive income (loss)	—	—	—	4,605	4,605
Stock-based compensation expense	—	6,635	—	—	6,635
Cash dividends on common stock, $1.09 per share	—	—	(16,548)	—	(16,548)
Issuance of common stock in stock-based compensation plans	6	26,661	—	—	26,667
Purchase of common stock in stock-based compensation plans	—	(1,975)	—	—	(1,975)
Issuance of common stock	—	585	—	—	585
Purchase and retirement of common stock	(1)	(10,136)	—	—	(10,137)
Balances at December 31, 2024	$154	$655,540	$565,772	$(48,568)	$1,172,898
Comprehensive income:
Net income	—	—	150,686	—	150,686
Other comprehensive income (loss)	—	—	—	25,026	25,026
Stock-based compensation expense	—	7,340	—	—	7,340
Cash dividends on common stock, $1.24 per share	—	—	(18,659)	—	(18,659)
Issuance of common stock in stock-based compensation plans	2	9,558	—	—	9,560
Purchase of common stock in stock-based compensation plans	(1)	(12,728)			(12,729)
Issuance of common stock	—	101	—	—	101
Purchase and retirement of common stock	(7)	(76,554)	—	—	(76,561)
Balances at December 31, 2025	$148	$583,257	$697,799	$(23,542)	$1,257,662

See accompanying Notes to Consolidated Financial Statements.

NICOLET BANKSHARES, INC. Consolidated Statements of Cash Flows	Years Ended December 31,
(In thousands)	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$150,686	$124,059	$61,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	14,988	16,952	18,403
Provision for credit losses	4,250	3,850	4,990
Provision for deferred taxes	(4,641)	(7,382)	3,027
Increase in cash surrender value of life insurance	(6,014)	(5,448)	(4,411)
Stock-based compensation expense	7,340	6,635	6,438
Assets (gains) losses, net	(1,163)	(4,212)	32,808
Gain on sale of loans held for sale, net	(10,526)	(8,030)	(4,546)
Proceeds from sale of loans held for sale	304,395	253,121	147,906
Origination of loans held for sale	(303,623)	(251,318)	(147,578)
Net change in accrued interest receivable and other assets	(5,195)	11,737	(5,343)
Net change in accrued interest payable and other liabilities	3,038	(6,215)	(5,236)
Net cash provided by (used in) operating activities	153,535	133,749	107,974
Cash Flows From Investing Activities:
Purchases of securities AFS	(140,392)	(110,336)	(59,734)
Proceeds from sales of securities AFS	10,950	4,987	65,749
Proceeds from sales of securities HTM	—	—	460,051
Proceeds from calls, paydowns, and maturities of securities AFS	107,163	105,831	285,407
Proceeds from calls, paydowns, and maturities of securities HTM	—	—	2,915
Net (increase) decrease in loans	(206,713)	(267,748)	(168,801)
Purchases of other investments	(4,925)	(1,316)	(13,465)
Proceeds from sales, paydowns, and maturities of other investments	4,530	8,128	25,085
Purchases of premises and equipment	(4,092)	(16,919)	(18,567)
Proceeds from sales of premises and equipment	2,324	399	365
Net (increase) decrease in other real estate	406	37	12,151
Purchase of BOLI	—	(11,500)	—
Proceeds from redemption of BOLI	—	—	306
Net cash provided by (used in) investing activities	(230,749)	(288,437)	591,462
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	327,087	205,884	19,045
Net increase (decrease) in short-term borrowings	—	—	(317,000)
Repayments of long-term borrowings	(27,400)	(5,172)	(59,000)
Purchase and retirement of common stock	(76,561)	(10,137)	(1,521)
Cash dividends paid on common stock	(18,659)	(16,548)	(11,119)
Proceeds from issuance of common stock, net	101	585	844
Proceeds from issuance of common stock in stock-based compensation plans	9,560	26,667	10,532
Purchases of common stock in stock-based compensation plans	(12,729)	(1,975)	(4,509)
Net cash provided by (used in) financing activities	201,399	199,304	(362,728)
Net increase (decrease) in cash and cash equivalents	124,185	44,616	336,708
Beginning cash and cash equivalents	536,047	491,431	154,723
Ending cash and cash equivalents *	$660,232	$536,047	$491,431
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$163,579	$170,291	$138,012
Cash paid for taxes	39,161	25,323	23,015
Transfer of securities from HTM to AFS	—	—	178,391
Transfer of loans and bank premises to other real estate owned	395	125	985
Capitalized mortgage servicing rights	3,771	2,750	1,540
* Cash and cash equivalents at December 31, 2025 included restricted cash totaling $0.5 million, while cash and cash equivalents at December 31, 2024, and December 31, 2023, did not include any restricted cash.
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

At December 31, 2025, the Company had three wholly owned subsidiaries, the Bank, Nicolet Advisory Services, LLC (“Nicolet Advisory”), and Nicolet Insurance Services, LLC (“Nicolet Insurance”). The consolidated income of the Company is derived principally from the Bank, which provides loan (primarily commercial and agricultural-based loans, as well as residential and consumer loans) and deposit products (including other banking- and deposit-related products and services, such as ATMs, safe deposit boxes, check cashing, wires, and debit cards) to businesses, consumers and municipalities principally in its trade area of Wisconsin, Michigan and Minnesota, trust services, brokerage services (delivered through the Bank and Nicolet Advisory), and the support to deliver, fund and manage all such banking and wealth management services to its customer base.

At December 31, 2025, the Bank wholly owns an investment subsidiary based in Nevada and an entity that owns the building in which Nicolet is headquartered. Nicolet Advisory is a registered investment advisor subsidiary that provides brokerage and investment advisory services to customers. Nicolet Insurance, acquired in 2021, was formed to facilitate the delivery of a crop insurance product associated with Nicolet’s agricultural lending.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Cash and Cash Equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits with no stated maturity, and federal funds sold. The Bank maintains amounts in due from banks which, at times, may exceed federally insured limits. Management monitors these correspondent relationships, and the Bank has not experienced any losses in such accounts.

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

Other Investments: Other investments include equity securities with readily determinable fair values, “restricted” equity securities, private company securities, and certificates of deposit in other banks. As a member of the Federal Reserve Bank System and the Federal Home Loan Bank (“FHLB”) System, the Bank is required to maintain an investment in the capital stock of these entities. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other exchange traded equity securities. As no ready market exists for these stocks, and they have no quoted market value, these investments are carried at cost. Also included are investments in other private companies that do not have quoted market prices, which are carried at cost less impairment charges, if any. Management’s evaluation of these other investments for impairment includes consideration of the financial condition and other available relevant information of the issuer.

Loans Held for Sale: Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value as determined on an aggregate basis and generally consist of current production of certain fixed-rate residential first lien mortgages. The amount by which cost exceeds fair value is recorded as a valuation allowance and charged to earnings. Changes, if any, in the valuation allowance are included in earnings in the period in which the change occurs. As of December 31, 2025 and 2024, no valuation allowance was necessary. Loans held for sale may be sold servicing retained or servicing released, and are generally sold without recourse. Gains and losses on sales of mortgage loans held for sale are included in earnings in mortgage income, net.

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

Allocations to the ACL-Loans may be made for specific loans but the entire ACL-Loans is available for any loan that, in management’s judgment, should be charged-off or for which an actual loss is realized. The allowance analysis is reviewed by the board of directors (the “Board”) on a quarterly basis in compliance with internal and regulatory requirements.

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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Loan Servicing Rights (“LSRs”):  The Company acquired agricultural loan servicing rights in connection with a bank acquisition in 2021. These LSRs were recorded at estimated fair value upon acquisition, and are subsequently accounted for utilizing the amortization method (included in other assets in the consolidated balance sheets); thus, the LSRs are amortized in proportion to and over the period of estimated net servicing income, with the amortization charged to earnings. The LSRs are assessed for impairment at each reporting date based on estimated fair value. Impairment is determined by stratifying the rights into tranches based on predominant characteristics, such as interest rate, loan type, and investor type. A valuation allowance is established through a charge to earnings to the extent that estimated fair value is less than the carrying amount of the servicing assets for an individual tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment through either recovery or additions to the valuation allowance, with such changes reported as a component of loan servicing fees on the consolidated statements of income. Fair value in excess of the carrying amount of servicing assets is not recognized. The amortization of loan servicing rights is reflected net of loan servicing fee income. Loan servicing fee income is based on a contractual percentage of the outstanding principal and is recorded as income when earned.

Bank-owned Life Insurance (“BOLI”): The Company owns BOLI on certain executives and employees. BOLI balances are recorded at their cash surrender values. Changes in the cash surrender values and death proceeds exceeding carrying values are included in BOLI income.

Stock-based Compensation: Stock-based payments to employees, including grants of restricted stock awards, restricted stock units, or stock options, are valued at fair value of the award on the date of grant and expensed on a straight-line basis as compensation expense over the applicable vesting period. In addition, certain restricted stock units vest upon the satisfaction of specific performance-based metrics over a defined performance period. A Black-Scholes model is utilized to estimate the fair value of stock options and the quoted market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock.

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

The Company may also recognize a liability for unrecognized tax benefits from uncertainty in income tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the consolidated financial statements. At December 31, 2025, the Company determined it had no significant uncertainty in income tax positions. Interest and penalties related to unrecognized tax benefits are classified as income tax expense.

At December 31, 2025, the Company was not under examination by any taxing authority.

Earnings per Common Share: Basic earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of outstanding common stock awards unless the impact is anti-dilutive, by application of the treasury stock method.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

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

Recent Accounting Pronouncements Adopted: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation table, as well as income taxes paid disaggregated by jurisdiction. These expanded disclosures allow investors to better assess how an entity’s overall operations, including the related tax risks, tax planning, and operational opportunities, affect its income tax rate and prospects for future cash flows. The updated guidance is effective for annual periods beginning after December 15, 2024, and did not have a material impact on the consolidated financial statements. See Note 13 for the new income tax disclosures.

Future Accounting Pronouncements: In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. This ASU expands the scope of the “gross up” method, formerly applicable only to PCD loans, to include non-PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (“PSLs”). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day one credit loss expense previously required for non-PCD loans. PSLs are defined as non-PCD loans acquired (1) through a business combination, or (2) purchased more than 90 days after origination when the acquirer was not involved in the origination.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The updated guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted.

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

Reclassifications: Certain amounts in the 2024 and 2023 financial statements have been reclassified to conform to the 2025 presentation, namely Certificates of deposit in other banks has been consolidated into Other investments on the consolidated balance sheets. This reclassification was not material and did not impact any other previously reported financial statement line items.
NOTE 2. ACQUISITION
MidWestOne Financial Group, Inc. (“MidWestOne”): On February 13, 2026, Nicolet completed its merger with MidWestOne, at which time MidWestOne merged with and into Nicolet, and MidWestOne Bank, the wholly owned bank subsidiary of MidWestOne, was merged with and into Nicolet National Bank. MidWestOne Bank will operate as a division of Nicolet National Bank until the planned system conversion in August 2026. At that time, all MidWestOne locations will transition to the Nicolet brand and digital banking platform, expanding Nicolet’s presence in Iowa, the Twin Cities, Western Wisconsin, and Denver.
Based on initial financial data, the addition of MidWestOne added approximately $6 billion in assets to increase Nicolet’s total assets to approximately $15 billion. Total loans of the combined company will increase to approximately $11 billion and total deposits will increase to approximately $13 billion. As a result of the merger, Nicolet issued approximately 6.6 million shares of common stock for stock consideration valued at approximately $1.0 billion, based upon the closing stock price of $155.19 for Nicolet’s common stock on February 13, 2026.

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
The amortized cost and fair value of securities available for sale are summarized as follows.

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$25,056	$2	$1,004	$24,054
U.S. government agency securities	4,189	4	21	4,172
State, county and municipals	289,826	323	15,325	274,824
Mortgage-backed securities	513,715	3,898	20,832	496,781
Corporate debt securities	61,302	226	1,525	60,003
Total securities AFS	$894,088	$4,453	$38,707	$859,834

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities AFS:
U.S. Treasury securities	$15,795	$—	$1,767	$14,028
U.S. government agency securities	5,563	—	43	5,520
State, county and municipals	310,931	116	26,344	284,703
Mortgage-backed securities	455,386	1,101	34,534	421,953
Corporate debt securities	85,183	—	4,972	80,211
Total securities AFS	$872,858	$1,217	$67,660	$806,415
Proceeds and realized gains / losses from the sale of securities were as follows.

	Years Ended December 31,
(in thousands)	2025	2024	2023
Securities AFS:
Gross gains	$140	$1,038	$268
Gross losses	(14)	(70)	(3,581)
Gains (losses) on sales of securities AFS, net	$126	$968	$(3,313)
Proceeds from sales of securities AFS	$10,950	$4,987	$65,749
Securities HTM:
Gross gains	$—	$—	$—
Gross losses	—	—	(37,723)
Gains (losses) on sales of securities HTM, net	$—	$—	$(37,723)
Proceeds from sales of securities HTM	$—	$—	$460,051

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

During first quarter 2023, Nicolet executed the sale of $500 million (par value) U.S. Treasury HTM securities for a pre-tax loss of $38 million or an after-tax loss of $28 million. As a result of the sale of securities previously classified as HTM, the remaining unsold portfolio of HTM securities was reclassified to AFS with a carrying value of approximately $157 million (at the time of reclassification), and the unrealized loss on this portfolio of $20 million (at the time of reclassification) increased the balance of accumulated other comprehensive loss $15 million, net of the deferred tax effect.
All mortgage-backed securities included in the securities portfolio were issued by U.S. government agencies and corporations. Securities with a fair value of $497 million and $355 million as of December 31, 2025 and 2024, respectively, were pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Accrued interest on securities totaled $5 million at both December 31, 2025 and 2024, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following tables present gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time the individual securities have been in a continuous unrealized loss position.

	December 31, 2025
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$14,598	$1,004	$14,598	$1,004	1
U.S. government agency securities	411	—	2,825	21	3,236	21	8
State, county and municipals	7,002	38	229,648	15,287	236,650	15,325	388
Mortgage-backed securities	31,213	145	232,400	20,687	263,613	20,832	376
Corporate debt securities	2,332	20	40,093	1,505	42,425	1,525	30
Total	$40,958	$203	$519,564	$38,504	$560,522	$38,707	803

	December 31, 2024
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$14,028	$1,767	$14,028	$1,767	1
U.S. government agency securities	1,918	11	3,602	32	5,520	43	10
State, county and municipals	43,565	1,497	228,355	24,847	271,920	26,344	528
Mortgage-backed securities	79,899	1,105	252,612	33,429	332,511	34,534	429
Corporate debt securities	7,048	63	68,332	4,909	75,380	4,972	50
Total	$132,430	$2,676	$566,929	$64,984	$699,359	$67,660	1,018

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

During first quarter 2023, the Company recognized provision expense of $2.3 million related to the expected credit loss on a bank subordinated debt investment (acquired in an acquisition), and immediately charged-off the full investment. The Company does not consider its remaining securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these securities AFS and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost. For the years ended December 31, 2025, 2024, and 2023, no allowance for credit losses on securities AFS was recognized.

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

As of December 31, 2025	Securities AFS
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$27,185	$27,119
Due in one year through five years	182,407	174,587
Due after five years through ten years	97,170	91,830
Due after ten years	73,611	69,517
	380,373	363,053
Mortgage-backed securities	513,715	496,781
Total	$894,088	$859,834
Other Investments
Other investments include “restricted” equity securities, equity securities with readily determinable fair values, and private company securities. The carrying value of other investments are summarized as follows.

(in thousands)	December 31, 2025	December 31, 2024
Federal Reserve Bank stock	$33,541	$33,335
FHLB stock	7,735	9,674
Equity securities with readily determinable fair values	9,505	8,610
Other investments	12,466	10,506
Total other investments	$63,247	$62,125

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 4. LOANS, ALLOWANCE FOR CREDIT LOSSES - LOANS, AND CREDIT QUALITY
Loans:
The loan composition was as follows.

	December 31, 2025		December 31, 2024
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$1,367,522	20%	$1,319,763	20%
Owner-occupied commercial real estate (“CRE”)	939,587	14	940,367	14
Agricultural	1,415,425	21	1,322,038	20
Commercial	3,722,534	55	3,582,168	54
CRE investment	1,188,351	17	1,221,826	18
Construction & land development	326,638	5	239,694	4
Commercial real estate	1,514,989	22	1,461,520	22
Commercial-based loans	5,237,523	77	5,043,688	76
Residential construction	95,268	1	96,110	1
Residential first mortgage	1,193,683	17	1,196,158	18
Residential junior mortgage	268,188	4	234,634	4
Residential real estate	1,557,139	22	1,526,902	23
Retail & other	41,683	1	55,994	1
Retail-based loans	1,598,822	23	1,582,896	24
Loans	6,836,345	100%	6,626,584	100%
Less ACL-Loans	68,806		66,322
Loans, net	$6,767,539		$6,560,262
ACL-Loans to loans	1.01%		1.00%

Accrued interest on loans totaled $21 million and $20 million at December 31, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

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
A roll forward of the allowance for credit losses - loans was as follows.

	Years Ended December 31,
(in thousands)	2025	2024	2023
Beginning balance	$66,322	$63,610	$61,829
Provision for credit losses	4,300	3,750	2,650
Charge-offs	(2,263)	(1,493)	(1,653)
Recoveries	447	455	784
Net (charge-offs) recoveries	(1,816)	(1,038)	(869)
Ending balance	$68,806	$66,322	$63,610

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The following table presents the balance and activity in the ACL-Loans by portfolio segment.

	Year Ended December 31, 2025
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$16,147	$5,362	$9,957	$14,616	$2,658	$1,234	$12,590	$2,827	$931	$66,322
Provision	2,154	(79)	(458)	422	953	16	817	522	(47)	4,300
Charge-offs	(1,577)	(189)	(65)	—	—	—	(98)	(2)	(332)	(2,263)
Recoveries	181	195	—	—	—	—	1	4	66	447
Net (charge-offs) recoveries	(1,396)	6	(65)	—	—	—	(97)	2	(266)	(1,816)
Ending balance	$16,905	$5,289	$9,434	$15,038	$3,611	$1,250	$13,310	$3,351	$618	$68,806
As % of ACL-Loans	24%	8%	14%	22%	5%	2%	19%	5%	1%	100%

For comparison purposes, the following table presents the balance and activity in the ACL-Loans by portfolio segment for the prior year-end period.

	Year Ended December 31, 2024
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$15,225	$9,082	$12,629	$12,693	$2,440	$916	$7,320	$2,098	$1,207	$63,610
Provision	1,789	(3,844)	(2,672)	1,923	218	318	5,237	720	61	3,750
Charge-offs	(918)	(120)	—	—	—	—	—	—	(455)	(1,493)
Recoveries	51	244	—	—	—	—	33	9	118	455
Net (charge-offs) recoveries	(867)	124	—	—	—	—	33	9	(337)	(1,038)
Ending balance	$16,147	$5,362	$9,957	$14,616	$2,658	$1,234	$12,590	$2,827	$931	$66,322
As % of ACL-Loans	24%	8%	15%	22%	4%	2%	19%	4%	2%	100%

Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded Commitments of $3.0 million and $3.1 million at December 31, 2025 and December 31, 2024, respectively, classified in accrued interest payable and other liabilities on the consolidated balance sheets.

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

	Years Ended December 31,
(in thousands)	2025	2024	2023
Provision for credit losses on:
Loans	$4,300	$3,750	$2,650
Unfunded commitments	(50)	100	—
Investment securities	—	—	2,340
Total provision for credit losses	$4,250	$3,850	$4,990

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

December 31, 2025	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$9,111	$9,111	$5,986	$3,125	$322
Owner-occupied CRE	5,755	—	5,755	5,755	—	—
Agricultural	6,784	3,589	10,373	10,373	—	—
CRE investment	497	—	497	497	—	—
Construction & land development	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	1,847	—	1,847	1,486	361	1
Residential junior mortgage	166	—	166	166	—	—
Retail & other	—	—	—	—	—	—
Total loans	$15,049	$12,700	$27,749	$24,263	$3,486	$323

December 31, 2024	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$7,788	$7,788	$4,047	$3,741	$723
Owner-occupied CRE	3,744	—	3,744	3,378	366	49
Agricultural	5,964	3,740	9,704	9,704	—	—
CRE investment	1,488	—	1,488	1,488	—	—
Construction & land development	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	242	—	242	242	—	—
Residential junior mortgage	—	—	—	—	—	—
Retail & other	14	—	14	—	14	1
Total loans	$11,452	$11,528	$22,980	$18,859	$4,121	$773

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	December 31, 2025
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$541	$10,314	$1,356,667	$1,367,522
Owner-occupied CRE	3,311	6,938	929,338	939,587
Agricultural	123	10,476	1,404,826	1,415,425
CRE investment	250	497	1,187,604	1,188,351
Construction & land development	29	—	326,609	326,638
Residential construction	601	—	94,667	95,268
Residential first mortgage	5,305	3,022	1,185,356	1,193,683
Residential junior mortgage	494	311	267,383	268,188
Retail & other	453	121	41,109	41,683
Total loans	$11,107	$31,679	$6,793,559	$6,836,345
Percent of total loans	0.1%	0.5%	99.4%	100.0%

	December 31, 2024
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$693	$8,534	$1,310,536	$1,319,763
Owner-occupied CRE	177	4,547	935,643	940,367
Agricultural	—	9,969	1,312,069	1,322,038
CRE investment	—	1,688	1,220,138	1,221,826
Construction & land development	67	—	239,627	239,694
Residential construction	291	—	95,819	96,110
Residential first mortgage	3,989	3,370	1,188,799	1,196,158
Residential junior mortgage	333	185	234,116	234,634
Retail & other	237	126	55,631	55,994
Total loans	$5,787	$28,419	$6,592,378	$6,626,584
Percent of total loans	0.1%	0.4%	99.5%	100.0%
The following table presents nonaccrual loans by portfolio segment. The nonaccrual loans without a related allowance for credit losses have been reflected in the collateral dependent loans table above.

	Total Nonaccrual Loans
(in thousands)	December 31, 2025	% to Total	December 31, 2024	% to Total
Commercial & industrial	$10,314	32%	$8,534	30%
Owner-occupied CRE	6,938	22	4,547	16
Agricultural	10,476	33	9,969	35
CRE investment	497	2	1,688	6
Construction & land development	—	—	—	—
Residential construction	—	—	—	—
Residential first mortgage	3,022	10	3,370	12
Residential junior mortgage	311	1	185	1
Retail & other	121	—	126	—
Nonaccrual loans	$31,679	100%	$28,419	100%
Percent of total loans	0.5%		0.4%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Credit Quality Information:
The following tables present total loans by risk categories and year of origination. Acquired loans have been included based upon the actual origination date.

December 31, 2025	Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$297,093	$144,896	$92,466	$84,058	$80,057	$77,686	$424,640	$—	$1,200,896
Grade 5	4,152	6,622	14,051	12,515	3,471	6,448	53,059	—	100,318
Grade 6	13,593	896	1,497	2,677	826	—	13,285	—	32,774
Grade 7 *	805	2,580	3,612	4,170	4,901	4,817	12,649	—	33,534
Total	$315,643	$154,994	$111,626	$103,420	$89,255	$88,951	$503,633	$—	$1,367,522
Current period gross charge-offs	$(125)	$(103)	$(45)	$(76)	$(524)	$(8)	$(696)	$—	$(1,577)
Owner-occupied CRE
Grades 1-4	$132,613	$84,209	$77,111	$134,342	$113,456	$262,006	$2,321	$—	$806,058
Grade 5	1,653	6,496	12,864	14,243	24,479	25,868	49	—	85,652
Grade 6	—	13,038	1,511	1,311	—	1,097	—	—	16,957
Grade 7 *	—	1,676	3,718	1,970	6,523	17,033	—	—	30,920
Total	$134,266	$105,419	$95,204	$151,866	$144,458	$306,004	$2,370	$—	$939,587
Current period gross charge-offs	$—	$—	$—	$—	$—	$(189)	$—	$—	$(189)
Agricultural
Grades 1-4	$178,383	$178,254	$122,462	$233,078	$109,828	$184,017	$290,983	$—	$1,297,005
Grade 5	9,136	2,956	4,910	10,910	7,110	16,267	26,604	—	77,893
Grade 6	1,197	—	595	137	—	5,997	1,632	—	9,558
Grade 7 *	937	381	1,278	3,926	6,982	12,412	5,053	—	30,969
Total	$189,653	$181,591	$129,245	$248,051	$123,920	$218,693	$324,272	$—	$1,415,425
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(65)	$—	$(65)
CRE investment
Grades 1-4	$107,033	$115,996	$40,985	$233,167	$193,969	$438,694	$12,801	$—	$1,142,645
Grade 5	—	3,608	1,177	4,694	12,622	19,183	—	—	41,284
Grade 6	—	—	—	3,204	—	—	—	—	3,204
Grade 7 *	—	—	552	—	—	666	—	—	1,218
Total	$107,033	$119,604	$42,714	$241,065	$206,591	$458,543	$12,801	$—	$1,188,351
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$90,203	$125,309	$26,359	$25,189	$42,103	$11,642	$2,205	$—	$323,010
Grade 5	—	375	39	1,943	215	830	—	—	3,402
Grade 6	—	—	—	166	—	—	—	—	166
Grade 7 *	—	—	—	60	—	—	—	—	60
Total	$90,203	$125,684	$26,398	$27,358	$42,318	$12,472	$2,205	$—	$326,638
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$77,376	$12,131	$872	$2,917	$1,572	$400	$—	$—	$95,268
Grade 7 *	—	—	—	—	—	—	—	—	—
Total	$77,376	$12,131	$872	$2,917	$1,572	$400	$—	$—	$95,268
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$164,721	$118,575	$139,900	$310,381	$194,581	$253,195	$824	$—	$1,182,177
Grade 5	449	1,184	1,348	986	564	1,642	—	—	6,173
Grade 7 *	—	399	378	1,421	1,316	1,819	—	—	5,333
Total	$165,170	$120,158	$141,626	$312,788	$196,461	$256,656	$824	$—	$1,193,683
Current period gross charge-offs	$—	$(85)	$—	$—	$—	$(13)	$—	$—	$(98)
Residential junior mortgage
Grades 1-4	$9,258	$5,317	$6,072	$3,531	$2,539	$6,869	$229,989	$3,664	$267,239
Grade 5	—	12	—	454	—	—	171	—	637
Grade 7 *	—	—	—	48	—	—	264	—	312
Total	$9,258	$5,329	$6,072	$4,033	$2,539	$6,869	$230,424	$3,664	$268,188
Current period gross charge-offs	$—	$—	$—	$—	$—	$(2)	$—	$—	$(2)
Retail & other
Grades 1-4	$6,696	$3,821	$2,930	$3,485	$1,798	$3,997	$18,832	$—	$41,559
Grade 7 *	60	4	53	—	7	—	—	—	124
Total	$6,756	$3,825	$2,983	$3,485	$1,805	$3,997	$18,832	$—	$41,683
Current period gross charge-offs	$—	$(13)	$(11)	$—	$—	$(14)	$(294)	$—	$(332)
Total loans	$1,095,358	$828,735	$556,740	$1,094,983	$808,919	$1,352,585	$1,095,361	$3,664	$6,836,345
* The total Grade 7 loans at December 31, 2025, included $15 million of loans covered by government loan program guarantees.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

December 31, 2024	Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$225,888	$156,368	$173,824	$123,601	$41,811	$84,687	$398,708	$—	$1,204,887
Grade 5	2,326	4,061	7,315	9,066	1,992	7,362	41,773	—	73,895
Grade 6	148	1,300	960	50	186	1,326	5,168	—	9,138
Grade 7 *	314	5,773	4,331	1,081	1,713	4,277	14,354	—	31,843
Total	$228,676	$167,502	$186,430	$133,798	$45,702	$97,652	$460,003	$—	$1,319,763
Current period gross charge-offs	$—	$(110)	$(68)	$(26)	$(58)	$(356)	$(300)	$—	$(918)
Owner-occupied CRE
Grades 1-4	$102,650	$101,966	$155,261	$151,051	$79,073	$271,425	$4,411	$—	$865,837
Grade 5	1,858	7,559	6,964	7,830	3,542	18,182	24	—	45,959
Grade 6	1,650	—	—	—	68	5,996	50	—	7,764
Grade 7 *	—	1,438	2,387	6,210	6,618	4,154	—	—	20,807
Total	$106,158	$110,963	$164,612	$165,091	$89,301	$299,757	$4,485	$—	$940,367
Current period gross charge-offs	$—	$—	$(90)	$—	$—	$(30)	$—	$—	$(120)
Agricultural
Grades 1-4	$201,827	$151,827	$262,806	$124,527	$71,710	$145,128	$270,147	$—	$1,227,972
Grade 5	8,396	5,441	3,531	4,047	1,678	23,111	9,618	—	55,822
Grade 6	1,314	—	—	—	—	1,790	1,044	—	4,148
Grade 7 *	785	2,541	6,388	6,085	468	13,693	4,136	—	34,096
Total	$212,322	$159,809	$272,725	$134,659	$73,856	$183,722	$284,945	$—	$1,322,038
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
CRE investment
Grades 1-4	$102,931	$53,725	$240,553	$238,275	$159,838	$347,836	$7,103	$—	$1,150,261
Grade 5	6,542	4,205	10,999	7,763	8,002	31,037	24	—	68,572
Grade 7 *	—	1,034	177	—	—	1,782	—	—	2,993
Total	$109,473	$58,964	$251,729	$246,038	$167,840	$380,655	$7,127	$—	$1,221,826
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$87,004	$42,684	$40,812	$46,413	$7,976	$7,409	$1,884	$—	$234,182
Grade 5	1,317	43	30	3,074	411	487	—	—	5,362
Grade 7 *	—	—	150	—	—	—	—	—	150
Total	$88,321	$42,727	$40,992	$49,487	$8,387	$7,896	$1,884	$—	$239,694
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$78,894	$9,307	$4,425	$1,706	$132	$429	$926	$—	$95,819
Grade 5	291	—	—	—	—	—	—	—	291
Total	$79,185	$9,307	$4,425	$1,706	$132	$429	$926	$—	$96,110
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$138,068	$174,494	$347,351	$219,376	$117,625	$184,004	$119	$1	$1,181,038
Grade 5	627	319	1,586	1,192	768	3,897	—	—	8,389
Grade 6	—	—	—	70	—	72	—	—	142
Grade 7 *	44	66	1,817	1,384	574	2,704	—	—	6,589
Total	$138,739	$174,879	$350,754	$222,022	$118,967	$190,677	$119	$1	$1,196,158
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential junior mortgage
Grades 1-4	$17,309	$8,998	$5,466	$2,757	$3,649	$5,608	$185,318	$4,933	$234,038
Grade 5	15	29	66	196	—	—	—	—	306
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	—	—	—	—	32	258	—	290
Total	$17,324	$9,027	$5,532	$2,953	$3,649	$5,640	$185,576	$4,933	$234,634
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Retail & other
Grades 1-4	$7,518	$4,469	$5,334	$3,273	$1,423	$4,477	$29,371	$—	$55,865
Grade 5	—	—	—	—	—	—	—	—	—
Grade 7 *	—	87	—	25	17	—	—	—	129
Total	$7,518	$4,556	$5,334	$3,298	$1,440	$4,477	$29,371	$—	$55,994
Current period gross charge-offs	$(2)	$(71)	$(8)	$(7)	$—	$(82)	$(285)	$—	$(455)
Total loans	$987,716	$737,734	$1,282,533	$959,052	$509,274	$1,170,905	$974,436	$4,934	$6,626,584
* The total Grade 7 loans at December 31, 2024, included $15 million of loans covered by government loan program guarantees.

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

Year Ended December 31, 2025 (in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Total	% of Total Loans
Commercial & industrial	$2,339	$—	$—	$—	$2,339	0.17%
Owner-occupied CRE	—	—	—	—	—	—%
Agricultural	—	—	—	—	—	—%
CRE investment	—	—	—	—	—	—%
Construction & land development	—	—	—	—	—	—%
Residential first mortgage	173	—	—	—	173	0.01%
Total	$2,512	$—	$—	$—	$2,512	0.04%

Year Ended December 31, 2024 (in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Total	% of Total Loans
Commercial & industrial	$—	$—	$—	$—	$—	—%
Owner-occupied CRE	1,521	—	—	—	1,521	0.16%
Agricultural	—	—	—	—	—	—%
CRE investment	—	—	—	—	—	—%
Construction & land development	—	—	—	—	—	—%
Residential first mortgage	—	—	—	—	—	—%
Total	$1,521	$—	$—	$—	$1,521	0.02%
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
As of December 31, 2025 and 2024, there were no loans made to borrowers experiencing financial difficulty that were modified during the current period and subsequently defaulted, and there were no commitments to lend additional funds to such debtors.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 5. PREMISES AND EQUIPMENT
Premises and equipment, less accumulated depreciation and amortization, is summarized as follows.

(in thousands)	December 31, 2025	December 31, 2024
Land	$18,636	$18,522
Land improvements	7,278	7,453
Building and improvements	109,757	109,977
Leasehold improvements	7,810	7,952
Furniture and equipment	42,480	41,115
	185,961	185,019
Less accumulated depreciation and amortization	65,499	58,040
Premises and equipment, net	$120,462	$126,979
Depreciation and amortization expense was $8.1 million in 2025, $8.2 million in 2024, and $8.2 million in 2023. The Company and certain of its subsidiaries are obligated under non-cancelable operating leases for facilities, certain of which provide for rental adjustments based upon increases in cost of living adjustments and other indices. Rent expense under leases totaled $2.3 million in 2025, $2.7 million in 2024, and $2.6 million in 2023. In addition, a lease termination charge of $0.4 million was recognized during 2025 when a bank branch was relocated from a leased location to an owned location.
Nicolet leases space under non-cancelable operating lease agreements for certain bank branch facilities. Certain lease arrangements contain extension options which typically range from 5 to 10 years at the then fair market rental rates. The lease asset and liability considers renewal options when they are reasonably certain of being exercised.
A summary of net lease cost and selected other information related to operating leases was as follows.

	Years Ended
($ in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Net lease cost:
Operating lease cost	$1,866	$2,067	$2,004
Variable lease cost	446	604	631
Net lease cost	$2,312	$2,671	$2,635
Selected other operating lease information:
Weighted average remaining lease term (years)	4.3	5.1	5.8
Weighted average discount rate	2.5%	2.6%	2.7%
The following table summarizes the maturity of remaining lease liabilities.

Years Ending December 31,	(in thousands)
2026	$1,465
2027	1,374
2028	1,122
2029	625
2030	338
Thereafter	570
Total future minimum lease payments	5,494
Less: amount representing interest	(372)
Present value of net future minimum lease payments	$5,122

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 6. GOODWILL AND OTHER INTANGIBLES AND SERVICING RIGHTS
Management periodically reviews the carrying value of its goodwill and other intangibles for potential impairment. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the overall financial performance of the Company and the performance of the underlying operations or assets which give rise to the intangible. Management also regularly monitors economic factors for potential impairment indications on the value of our franchise, stability of deposits, and wealth client base, underlying our goodwill and other intangibles. Management concluded no impairment was indicated for 2025 or 2024. A summary of goodwill and other intangibles was as follows.

(in thousands)	December 31, 2025	December 31, 2024
Goodwill	$367,387	$367,387
Core deposit intangibles	13,655	18,815
Customer list intangibles	1,358	1,938
Other intangibles	15,013	20,753
Goodwill and other intangibles, net	$382,400	$388,140
Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if certain events or circumstances occur. Goodwill was $367 million at both December 31, 2025 and December 31, 2024.

Other intangibles: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During first quarter 2024, Nicolet purchased a financial advisory book of business and established a corresponding customer list intangible. A summary of other intangibles was as follows.

(in thousands)	December 31, 2025	December 31, 2024
Core deposit intangibles:
Gross carrying amount *	$56,588	$60,724
Accumulated amortization *	(42,933)	(41,909)
Net book value	$13,655	$18,815
Amortization during the period	$5,160	$6,297
Customer list intangibles:
Gross carrying amount	$6,173	$6,173
Accumulated amortization	(4,815)	(4,235)
Net book value	$1,358	$1,938
Additions during the period	$—	$650
Amortization during the period	$580	$579
* Core deposit intangibles of $4.1 million were fully amortized during 2024 and have been removed from both the gross carrying amount and accumulated amortization for 2025.

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
A summary of the changes in the servicing rights asset was as follows.

(in thousands)	December 31, 2025	December 31, 2024
Servicing rights asset at beginning of year	$18,954	$20,486
Capitalized servicing rights	3,771	2,750
Sale of servicing rights ^	(64)	—
Amortization during the period	(4,336)	(4,282)
Servicing rights asset at end of year	$18,325	$18,954
Valuation allowance at beginning of year	$(120)	$—
(Additions) / Reversals to valuation allowance	79	(120)
Charge-offs ^	41	—
Valuation allowance at end of year	$—	$(120)
Servicing rights asset, net	$18,325	$18,834
Residential mortgage loans serviced for others	$1,676,738	$1,644,821
Agricultural loans serviced for others	$387,974	$438,954
^ During first quarter 2025, Nicolet sold mortgage servicing rights with a remaining carrying value of $64,000 for $23,000 and the difference of $41,000 was charged-off through the valuation allowance. These serviced loans had a remaining loan balance of approximately $30 million at the time of sale.
Estimated future amortization: The following table shows the estimated future amortization expense for amortizing intangible assets and servicing assets. The projections are based on existing asset balances, the current interest rate environment and prepayment speeds as of December 31, 2025. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	Servicing rights asset
Years Ending December 31,
2026	$3,983	$379	$3,845
2027	3,218	296	3,394
2028	2,622	296	3,022
2029	1,911	166	2,570
2030	1,219	166	1,973
Thereafter	702	55	3,521
Total	$13,655	$1,358	$18,325
NOTE 7. OTHER REAL ESTATE OWNED
A summary of OREO, which is included in other assets in the consolidated balance sheets, for the periods indicated was as follows.

	Years Ended December 31,
(in thousands)	2025	2024
Balance at beginning of period	$693	$1,267
Transfer in loans at net realizable value	395	125
Sales proceeds	(453)	(687)
Net gain from sales	47	119
Write-downs	(15)	(131)
Balance at end of period	$667	$693

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 8. DEPOSITS
The deposit composition was as follows.

	December 31, 2025		December 31, 2024
(in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,828,928	24%	$1,791,228	24%
Interest-bearing demand	1,263,276	16%	1,168,560	16%
Money market	2,056,550	26%	1,942,367	26%
Savings	834,520	11%	774,707	11%
Time	1,747,497	23%	1,726,822	23%
Total deposits	$7,730,771	100%	$7,403,684	100%
At December 31, 2025, the scheduled maturities of time deposits were as follows.

Years Ending December 31,	(in thousands)
2026	$1,194,056
2027	259,960
2028	111,804
2029	117,270
2030	64,397
Thereafter	10
Total time deposits	$1,747,497
Time deposits in excess of FDIC insurance limits were $433 million and $325 million at December 31, 2025 and 2024, respectively. Brokered deposits were $581 million and $750 million at December 31, 2025 and 2024, respectively.
NOTE 9. SHORT AND LONG-TERM BORROWINGS
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original contractual maturity of one year or less. The Company did not have any short-term borrowings outstanding at either December 31, 2025 or December 31, 2024.

Long-Term Borrowings:
Long-term borrowings include any borrowing with an original contractual maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	December 31, 2025	December 31, 2024
FHLB advances	$—	$5,000
Junior subordinated debentures	42,215	41,384
Subordinated notes	92,645	115,003
Total long-term borrowings	$134,860	$161,387
FHLB Advances: The FHLB advance at December 31, 2024 had a fixed rate of 1.55%, required interest-only monthly payments, and matured in March 2025. The FHLB advance was collateralized by a blanket lien on qualifying residential first and junior mortgage loans which had a pledged balance of $865 million at December 31, 2024.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. The Company owns all of the common securities of the statutory trusts. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debenture. All the junior subordinated debentures are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. At both December 31, 2025 and 2024, $40 million of trust preferred securities qualify as Tier 1 capital.
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
In December 2021, as the result of an acquisition, Nicolet assumed $22 million in fixed-to-floating rate subordinated notes due in 2030, with a fixed annual interest rate of 7.00% through June 30, 2025, at which point the interest rate would reset quarterly thereafter to the then current SOFR plus 687.5 basis points. The Notes due in 2030 were redeemed on June 30, 2025.
The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of 12/31/2025				As of 12/31/2024
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs (1)	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (2)	12/15/2035	5.41%	$10,310	$(1,977)	$8,333	6.05%	$8,134
Baylake Capital Trust II (3)	9/30/2036	5.30%	16,598	(2,465)	14,133	5.94%	13,897
First Menasha Statutory Trust (4)	3/17/2034	6.76%	5,155	(356)	4,799	7.40%	4,755
County Bancorp Statutory Trust II (5)	9/15/2035	5.51%	6,186	(445)	5,741	6.15%	5,586
County Bancorp Statutory Trust III (6)	6/15/2036	5.67%	6,186	(503)	5,683	6.31%	5,528
Fox River Valley Capital Trust (7)	5/30/2033	7.89%	3,610	(84)	3,526	7.89%	3,484
Total			$48,045	$(5,830)	$42,215		$41,384
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$92,750	$(105)	$92,645	3.13%	$92,436
County Subordinated Notes due 2030	6/30/2030	—%	—	—	—	7.00%	22,567
Total			$92,750	$(105)	$92,645		$115,003
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 10. EMPLOYEE AND DIRECTOR BENEFIT PLANS
Nonqualified deferred compensation plans:
The Company sponsors two deferred compensation plans, one for certain key management employees and another for directors. Under the management plan, employees designated by the Board may elect to defer compensation and the Company may at its discretion make nonelective contributions on behalf of one or more eligible plan participants. Upon retirement, termination of employment or at their election, the employee shall become entitled to receive the deferred amounts plus earnings thereon. The liability for the cumulative employee and employer contributions, including earnings thereon, at December 31, 2025 and 2024 totaled approximately $22.8 million and $19.0 million, respectively, and is included in other liabilities on the consolidated balance sheets. The Company recorded discretionary contributions of $0.4 million to selected participants during 2024 that vested immediately, while no discretionary contributions were made during 2025. The expense related to discretionary contributions is recognized over the vesting period of the related grant.
Under the director plan, participating directors may defer up to 100% of their Board compensation towards the purchase of Company common stock at market prices on a quarterly basis that is held in a Rabbi Trust and distributed when each such participating director ends his or her board service. During 2025 and 2024, the director plan purchased 2,783 and 3,541 shares of Company common stock valued at approximately $344,000 and $332,000, respectively. No common stock was distributed to past directors during 2025 or 2024. The common stock outstanding and the related director deferred compensation liability are offsetting components of the Company’s equity in the amount of $2.0 million at December 31, 2025 and $1.6 million at December 31, 2024 representing 36,805 shares and 34,022 shares, respectively.
Nicolet 401(k) plan:
The Company sponsors a 401(k) savings plan under which eligible employees may choose to save up to 100% of salary compensation on either a pre-tax or after-tax basis, subject to certain IRS limits. Under the plan, the Company matches 100% of participating employee contributions up to 6% of the participant’s eligible compensation. The Company contribution vests over five years. The Company can make additional annual discretionary profit sharing contributions, as determined by the Board. During 2025, 2024 and 2023, the Company’s 401(k) expense was approximately $4.9 million (including a $1.0 million profit sharing contribution), $4.4 million (including a $1.0 million profit sharing contribution), and $4.1 million (including a $0.6 million profit sharing contribution), respectively.
Employee stock purchase plan:
The Company sponsors an employee stock purchase plan under which eligible employees may purchase Nicolet common stock at a 10% discount, utilizing payroll deductions that range from a minimum of $20 to a maximum of $400 per payroll, during offering periods (currently quarterly).
NOTE 11. STOCK-BASED COMPENSATION
The Company may grant stock options and restricted stock under its stock-based compensation plan to certain officers, employees and directors. The plan is administered by a committee of the Board. The Company’s stock-based compensation plan at December 31, 2025 is described below.
2011 Long-Term Incentive Plan (“2011 LTIP”): The Company’s 2011 LTIP, as subsequently amended with shareholder approval, has reserved 3,000,000 shares of the Company’s common stock for potential stock-based awards. This plan provides for certain stock-based awards such as, but not limited to, stock options, stock appreciation rights and restricted common stock, as well as cash performance awards. As of December 31, 2025, approximately 0.4 million shares were available for grant under this plan.
Stock option grants generally will expire ten years after the date of grant, have an exercise price equal to the Company’s closing stock price on the date of grant, and will become exercisable based upon vesting terms determined by the committee. Restricted stock grants generally are issued at the Company’s closing stock price on the date of grant, are restricted as to transfer, but are not restricted as to dividend payments or voting rights, and the transfer restrictions lapse over time, depending upon vesting terms provided for in the grant and contingent upon continued employment. In addition, certain restricted stock awards vest upon the satisfaction of specific performance-based metrics over a defined performance period.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The weighted average assumptions used in the Black-Scholes model for estimating the fair value of stock option grants for the years ended December 31, 2024 and December 31, 2023 were as follows. There were no stock options granted for the year ended December 31, 2025.

	2024	2023
Dividend yield	1.26%	1.55%
Expected volatility	30%	30%
Risk-free interest rate	4.51%	4.22%
Expected average life	6.9 years	7.0 years
Weighted average per share fair value of options	$28.44	$24.24
The Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding – December 31, 2022	1,853,064	$59.79
Granted	39,000	71.99
Exercise of stock options *	(241,876)	43.54
Forfeited	(27,100)	84.37
Outstanding – December 31, 2023	1,623,088	$62.09	5.3	$30,126
Granted	85,000	80.18
Exercise of stock options *	(538,159)	49.55
Forfeited	(7,700)	71.68
Outstanding – December 31, 2024	1,162,229	$69.16	5.4	$41,577
Granted	—	—
Exercise of stock options *	(171,095)	55.88
Forfeited	(11,800)	80.14
Outstanding – December 31, 2025	979,334	$71.35	4.7	$48,922
Exercisable – December 31, 2025	774,263	$69.46	4.2	$40,136
*The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements, and accordingly 92,843 shares, 12,068 shares, and 55,467 shares were surrendered during 2025, 2024, and 2023, respectively.
Intrinsic value represents the amount by which the fair value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised in 2025, 2024, and 2023 was approximately $11.7 million, $28.8 million, and $7.7 million, respectively.
The following options were outstanding at December 31, 2025.

	Number of Shares		Weighted Average Exercise Price		Weighted Average Remaining Life (Years)
	Outstanding	Exercisable	Outstanding	Exercisable	Outstanding	Exercisable
$37.18 – $50.00	71,155	71,155	$46.97	$46.97	1.3	1.3
$50.01 – $60.00	142,000	142,000	56.37	56.37	1.9	1.9
$60.01 – $70.00	20,000	15,800	64.52	64.56	5.2	4.6
$70.01 – $80.00	703,250	520,550	75.86	75.34	5.5	5.1
$80.01 – $109.82	42,929	24,758	90.42	88.62	6.5	6.2
	979,334	774,263	$71.35	$69.46	4.7	4.2

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The Company’s restricted stock activity is summarized below.

Restricted Stock	Restricted Shares Outstanding	Weighted Average Grant Date Fair Value
Outstanding – December 31, 2022	73,490	$76.49
Granted	19,213	64.28
Vested *	(35,545)	69.69
Forfeited	—	—
Outstanding – December 31, 2023	57,158	$76.61
Granted	64,564	100.77
Vested *	(28,209)	78.10
Forfeited	—	—
Outstanding – December 31, 2024	93,513	$92.84
Granted ^	87,416	133.26
Vested *	(31,801)	94.61
Forfeited	(360)	109.82
Outstanding – December 31, 2025	148,768	$116.17
^ Includes an equity award to the CEO, which consisted of 30,000 shares of restricted stock that cliff vest upon 5 years of continued service through December 31, 2030, and 30,000 performance-based restricted stock units that vest upon the satisfaction of certain performance-based metrics over a 5-year performance period. The Company currently estimates maximum performance will be achieved for these performance-based awards, and 60,000 restricted stock units will ultimately vest.
*The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable tax withholding at the minimum statutory withholding rate, and accordingly 9,391 shares, 6,653 shares, and 3,637 shares were surrendered during 2025, 2024, and 2023, respectively.
The Company recognized $6.6 million, $5.9 million and $5.8 million of stock-based compensation expense (included in personnel on the consolidated statements of income) during the years ended December 31, 2025, 2024, and 2023, respectively, associated with its common stock awards granted to officers and employees. In addition, during 2025, 2024, and 2023, the Company recognized approximately $0.7 million, $0.7 million, and $0.6 million, respectively, of director expense (included in other expense on the consolidated statements of income) for restricted stock grants with immediate vesting to non-employee directors totaling 5,656 shares in 2025, 8,764 shares in 2024, and 11,674 shares in 2023. As of December 31, 2025, there was approximately $23.9 million of unrecognized compensation cost related to equity award grants. The cost is expected to be recognized over the remaining vesting period of approximately four years. The Company recognized a tax benefit of approximately $1.8 million, $4.3 million, and $0.8 million for the years ended December 31, 2025, 2024, and 2023 respectively, for the tax impact of stock option exercises and vesting of restricted stock.
NOTE 12. STOCKHOLDERS' EQUITY
The Board has authorized the repurchase of Nicolet’s outstanding common stock through its common stock repurchase program. During 2025, $77 million was utilized to repurchase and cancel approximately 646,000 common shares at a weighted average price of $118.51, while during 2024, $10 million was utilized to repurchase and cancel approximately 92,000 common shares at a weighted average price of $109.63. As of December 31, 2025, there remained $19 million authorized under the repurchase program to be utilized from time-to-time to repurchase common shares in the open market, through block transactions or in private transactions. Subsequently, on January 20, 2026, the Board approved a $60 million increase to the common stock repurchase authorization.
On October 23, 2025, the Board approved an increase in the number of authorized shares of Nicolet’s common stock from 30 million shares to 60 million shares, which was subsequently approved by the shareholders on January 26, 2026. Such increase will be effective upon filing amended articles with the Wisconsin Department of Financial Institutions.
In addition, as a result of the merger with MidWestOne, on February 13, 2026, Nicolet issued approximately 6.6 million shares of common stock for stock consideration valued at approximately $1.0 billion, based upon the closing stock price of $155.19 for Nicolet’s common stock.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 13. INCOME TAXES
The current and deferred amounts of income tax expense were as follows.

	Years Ended December 31,
(in thousands)	2025	2024	2023
Current	$38,819	$31,022	$17,898
Deferred	(4,641)	(7,382)	3,027
Increase in valuation allowance	1,689	7,223	—
Valuation allowance for securities AFS, net	404	207	4,191
Income tax expense	$36,271	$31,070	$25,116
Federal and state income taxes paid were as follows. State income taxes paid include the states of Wisconsin, Michigan, Minnesota, and Florida, and were not significant in the aggregate except as noted below.

	Years Ended December 31,
(in thousands)	2025		2024		2023
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Federal	$38,500	98%	$24,500	97%	$20,000	87%
State *	661	2%	823	3%	3,015	13%
Total income taxes paid	$39,161		$25,323		$23,015
State income taxes paid in excess of 5% of total income taxes paid:
Wisconsin	*		*		$2,600	11%
* Income taxes paid did not exceed 5% of total income taxes paid.

The differences between the income tax expense recognized and the amount computed by applying the statutory federal income tax rate of 21% to the income before income tax expense for the years ended as indicated are included in the following table.

	Years Ended December 31,
(in thousands)	2025		2024		2023
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Tax on pretax income, at statutory rates	$39,261	21.0%	$32,577	21.0%	$18,193	21.0%
State income taxes, net of federal effect	611	0.3%	554	0.4%	—	—%
Tax-exempt interest income	(1,060)	(0.6)%	(1,091)	(0.7)%	(1,072)	(1.2)%
Increase in cash surrender value life insurance	(1,336)	(0.7)%	(1,144)	(0.7)%	(950)	(1.1)%
Stock-based employee compensation	(1,804)	(1.0)%	(4,296)	(2.8)%	(811)	(0.9)%
Executive compensation	1,853	1.0%	3,857	2.5%	1,094	1.3%
Valuation allowance, net	—	—%	—	—%	8,677	10.0%
Other, net	(1,254)	(0.7)%	613	0.4%	(15)	—%
Income tax expense	$36,271	19.4%	$31,070	20.0%	$25,116	29.0%

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The net deferred tax asset includes the following amounts of deferred tax assets and liabilities.

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
ACL-Loans	$19,308	$18,646
Net operating loss carryforwards	10,418	9,781
Compensation	12,254	10,823
Purchase accounting adjustments	—	67
Unrealized loss on securities AFS	10,530	17,693
Valuation allowance - securities AFS	(3,519)	(3,922)
Valuation allowance - other timing differences	(14,070)	(11,978)
Total deferred tax assets	34,921	41,110
Deferred tax liabilities:
Premises and equipment	(4,101)	(4,750)
Prepaid expenses	(855)	(1,110)
Core deposit and other intangibles	(2,988)	(4,359)
MSR and LSR assets	(4,925)	(5,062)
Other	(434)	—
Total deferred tax liabilities	(13,303)	(15,281)
Net deferred tax assets	$21,618	$25,829
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
A valuation allowance is required if it is more likely than not that some portion of the deferred tax asset will not be realized. The remaining valuation allowance as of December 31, 2025, of $18 million is the effect of the previously discussed Wisconsin tax law change on the state related net of tax attributes, along with the state related impact of changes to the unrealized losses on AFS securities disposed.
At December 31, 2025, the Company had a federal and state net operating loss carryforward of $3 million and $16 million, respectively, resulting from the Company’s acquisitions. These carryforwards are subject to the IRC section 382 limitation calculation and are limited in the overall amount expected to be realized. Additionally, due to the 2023 Wisconsin tax law change, the Company has accumulated a State loss carryforward of $151 million, for which a valuation allowance has been recognized.
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
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	December 31, 2025	December 31, 2024
Commitments to extend credit	$2,071,841	$2,038,871
Financial standby letters of credit	20,186	15,683
Performance standby letters of credit	18,822	15,503

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commercial-related commitments to extend credit represented 78% of the total year-end commitments for both 2025 and 2024, and were predominantly commercial lines of credit that carry a term of one year or less. The commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the contractual amounts were $28 million and $24 million, respectively, at December 31, 2025. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale totaled $13 million and $12 million, respectively, at December 31, 2024. The net fair value of these mortgage derivatives combined was a net gain of $0.2 million and $0.1 million at December 31, 2025 and December 31, 2024, respectively.
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

In connection with the Company’s succession and transition plan, on November 6, 2023, Robert B. Atwell, our former Executive Chairman and one of Nicolet’s founders, and the Company entered into a letter agreement setting forth the terms applicable to his transition from active employment through December 31, 2023 (the “Transition Date”), to thereafter as an advisor for a period of three years following the Transition Date (the “Term”). In connection with this letter agreement, Mr. Atwell received consulting fees totaling approximately $812,000 and $717,000 during 2025 and 2024, respectively.

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

The Company has granted loans to its directors, executive officers, and their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time made for comparable transactions with other unrelated persons. A summary of the loans to related parties was as follows.

(in thousands)	December 31, 2025
Balance at beginning of year	$113,239
New loans	25,595
Repayments	(8,067)
Balance at end of year	$130,767

In October 2013, the Company entered into a lease for a branch location in a facility owned by a member of the Company’s Board and incurred annual rent expense of $230,000, and $228,000, on this facility during 2024, and 2023, respectively. This lease was terminated during 2024. This same Board member participated in a competitive bid process for and was awarded the contract as general contractor for the construction of a new branch location, which was completed in 2024. The branch construction was estimated to total $11.5 million, of which, approximately $9.5 million was paid during 2024 and approximately $2.0 million was paid during 2023, as progress was made on the construction. At least 75% of all branch construction payments were passed through to various subcontractors.
In August 2022, the Company assumed a lease for an administrative location in a facility owned by an entity for which another Board member had the controlling ownership interest. Rent expense of $37,000 and $149,000 was paid on this location during 2024 and 2023, respectively, until this facility was sold in April 2024 and the related lease was terminated.
NOTE 16. ASSET GAINS (LOSSES), NET
Components of the net gains (losses) on assets are as follows.

	Years Ended December 31,
(in thousands)	2025	2024	2023
Gains (losses) on sales of securities AFS, net	$126	$968	$(3,313)
Gains (losses) on sales of securities HTM, net	—	—	(37,723)
Gains (losses) on equity securities, net	676	1,072	(252)
Gains (losses) on sales of OREO, net	47	119	421
Write-downs of OREO	(15)	(131)	(181)
Write-down of other investment	—	—	(954)
Gains (losses) on sales of other investments, net	272	838	9,372
Gains (losses) on sales or dispositions of other assets, net	57	1,346	(178)
Asset gains (losses), net	$1,163	$4,212	$(32,808)
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

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and the Bank met all capital adequacy requirements to which they are subject as of December 31, 2025 and 2024.
As of December 31, 2025 and 2024, the most recent notifications from the regulatory agencies categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based, CET1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since these notifications that management believes have changed the Bank’s category. The Bank is also subject to legal limitations on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Dividends declared by the Bank that exceed the retained net income for the most current year plus retained net income for the preceding two years must be approved by Federal regulatory agencies. At December 31, 2025, the Bank could pay dividends of approximately $46 million to the Company without seeking regulatory approval.
The Company’s and the Bank’s actual regulatory capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions (2)
(in thousands)	Amount	Ratio (1)	Amount	Ratio (1)	Amount	Ratio (1)
December 31, 2025
Company
Total risk-based capital	$1,107,849	14.8%	$600,447	8.0%
Tier 1 risk-based capital	943,398	12.6	450,336	6.0
Common equity Tier 1 capital	902,964	12.0	337,752	4.5
Leverage	943,398	10.7	352,901	4.0
Bank
Total risk-based capital	$907,726	12.1%	$599,299	8.0%	$749,124	10.0%
Tier 1 risk-based capital	835,920	11.2	449,474	6.0	599,299	8.0
Common equity Tier 1 capital	835,920	11.2	337,106	4.5	486,930	6.5
Leverage	835,920	9.5	352,390	4.0	440,488	5.0
December 31, 2024
Company
Total risk-based capital	$1,062,458	14.3%	$593,292	8.0%
Tier 1 risk-based capital	882,056	11.9	444,969	6.0
Common equity Tier 1 capital	842,453	11.4	333,727	4.5
Leverage	882,056	10.5	335,834	4.0
Bank
Total risk-based capital	$864,090	11.7%	$592,319	8.0%	$740,398	10.0%
Tier 1 risk-based capital	798,691	10.8	444,239	6.0	592,319	8.0
Common equity Tier 1 capital	798,691	10.8	333,179	4.5	481,259	6.5
Leverage	798,691	9.5	335,349	4.0	419,186	5.0
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
Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
December 31, 2025
U.S. Treasury securities	$24,054	$—	$24,054	$—
U.S. government agency securities	4,172	—	4,172	—
State, county and municipals	274,824	—	274,057	767
Mortgage-backed securities	496,781	—	496,781	—
Corporate debt securities	60,003	—	54,146	5,857
Securities AFS	$859,834	$—	$853,210	$6,624
Other investments (equity securities)	$9,505	$9,505	$—	$—
Derivative assets	610	—	376	234
Derivative liabilities	450	—	376	74
December 31, 2024
U.S. Treasury securities	$14,028	$—	$14,028	$—
U.S. government agency securities	5,520	—	5,520	—
State, county and municipals	284,703	—	283,773	930
Mortgage-backed securities	421,953	—	421,027	926
Corporate debt securities	80,211	—	74,442	5,769
Securities AFS	$806,415	$—	$798,790	$7,625
Other investments (equity securities)	$8,610	$8,610	$—	$—
Derivative assets	160	—	71	89
Derivative liabilities	71	—	71	—
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the table above.
Securities AFS and Equity Securities: Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds and mortgage-backed securities. At December 31, 2025 and 2024, it was determined that carrying value was the best approximation of fair value for the majority of these Level 3 securities, based primarily on the internal analysis performed on these securities.
Derivatives: The derivative assets and liabilities include interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale, which are considered derivative instruments (“mortgage derivatives”), as well as interest rate swaps with a corresponding mirror interest rate swap. The fair value of interest rate lock commitments was determined using the projected sale price of individual loans based on changes in the market interest rates, projected pull-through rates (the probability that an interest rate lock commitment will ultimately result in an originated loan), the reduction in the value of the applicant’s option due to the passage of time, and the remaining origination costs to be incurred based on management’s estimate of market costs. The fair value of forward commitments was determined using quoted prices of to-be-announced securities in active markets, or benchmarked to such securities. The mortgage derivative assets and liabilities are classified within Level 3 of the hierarchy. The fair value of the interest rate swap derivative assets and liabilities was determined using a discounted cash flow analysis of the expected cash flows of each derivative, which considers the contractual terms of the underlying derivative financial instrument and observable market-based inputs, such as interest rate curves. The interest rate swap derivative assets and liabilities are classified within Level 2 of the hierarchy.
The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Years Ended
Level 3 Fair Value Measurements:	December 31, 2025	December 31, 2024
Balance at beginning of year	$7,625	$6,063
Transfer in	—	2,004
Paydowns/Sales/Settlements	(1,099)	(527)
Unrealized gains / (losses)	98	85
Balance at end of year	$6,624	$7,625
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
December 31, 2025
Collateral dependent loans	$27,426	$—	$—	$27,426
MSR asset (disclosure)	18,474	—	—	18,474
December 31, 2024
Collateral dependent loans	$22,207	$—	$—	$22,207
MSR asset (disclosure)	17,182	—	—	17,182
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
Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

December 31, 2025
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$660,232	$660,232	$660,232	$—	$—
Securities AFS	859,834	859,834	—	853,210	6,624
Other investments	63,247	63,241	9,505	43,233	10,503
Loans held for sale	13,620	13,935	—	13,935	—
Loans, net	6,767,539	6,627,011	—	—	6,627,011
MSR asset	13,173	18,474	—	—	18,474
LSR asset	5,152	5,152	—	—	5,152
Accrued interest receivable	26,602	26,602	26,602	—	—
Financial liabilities:
Deposits	$7,730,771	$7,737,106	$—	$—	$7,737,106
Long-term borrowings	134,860	131,840	—	—	131,840
Accrued interest payable	8,672	8,672	8,672	—	—

December 31, 2024
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$536,047	$536,047	$536,047	$—	$—
Securities AFS	806,415	806,415	—	798,790	7,625
Other investments	62,125	62,114	8,610	45,197	8,307
Loans held for sale	7,637	7,778	—	7,778	—
Loans, net	6,560,262	6,300,325	—	—	6,300,325
MSR asset	11,965	17,182	—	—	17,182
LSR asset	6,869	6,869	—	—	6,869
Accrued interest receivable	25,033	25,033	25,033	—	—
Financial liabilities:
Deposits	$7,403,684	$7,402,589	$—	$—	$7,402,589
Long-term borrowings	161,387	148,900	—	4,969	143,931
Accrued interest payable	7,774	7,774	7,774	—	—
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
Other investments: The valuation methodologies utilized for the exchange-traded equity securities are discussed under “Recurring basis fair value measurements” above. The carrying amount of Federal Reserve Bank and FHLB stock is a reasonably accepted fair value estimate given their restricted nature. Fair value is the redeemable (carrying) value based on the redemption provisions of the instruments which is considered a Level 2 measurement. The fair value of certificates of deposit in other banks was estimated using discounted cash flow analysis based on current interest rates being offered by instruments with similar terms and represents a Level 2 measurement. The carrying amount of the remaining other investments (particularly common stocks of companies or other banks that are not publicly traded) approximates their fair value, determined primarily by analysis of company financial statements and recent capital issuances of the respective companies or banks, if any, and represents a Level 3 measurement.

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
Long-term borrowings: The fair value of the FHLB advances was obtained from the FHLB which uses a discounted cash flow analysis based on current market rates of similar maturity debt securities and represents a Level 2 measurement. The fair values of the junior subordinated debentures and subordinated notes utilize a discounted cash flow analysis based on an estimate of current interest rates being offered by instruments with similar terms and credit quality. Since the market for these instruments is limited, the internal valuation represents a Level 3 measurement.
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
NOTE 19. PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed Parent Company only financial statements of Nicolet Bankshares, Inc. follow.

Balance Sheets	December 31,
(in thousands)	2025	2024
Assets
Cash and due from subsidiary	$187,631	$188,587
Investments	11,782	10,408
Investments in subsidiaries	1,195,567	1,132,727
Other assets	497	210
Total assets	$1,395,477	$1,331,932
Liabilities and Stockholders’ Equity
Junior subordinated debentures	$42,215	$41,384
Subordinated notes	92,645	115,003
Other liabilities	2,955	2,647
Stockholders’ equity	1,257,662	1,172,898
Total liabilities and stockholders’ equity	$1,395,477	$1,331,932

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

Statements of Income	Years Ended December 31,
(in thousands)	2025	2024	2023
Interest income	$91	$136	$126
Interest expense	7,587	8,645	10,633
Net interest expense	(7,496)	(8,509)	(10,507)
Dividend income from subsidiaries	127,500	111,800	70,000
Operating expense	(1,762)	(424)	(107)
Asset gains (losses), net	118	2,815	(1,164)
Income tax benefit	1,952	1,296	3,803
Earnings before equity in undistributed income (loss) of subsidiaries	120,312	106,978	62,025
Equity in undistributed income (loss) of subsidiaries	30,374	17,081	(509)
Net income	$150,686	$124,059	$61,516

Statements of Cash Flows	Years Ended December 31,
(in thousands)	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$150,686	$124,059	$61,516
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on borrowings	874	706	588
Asset (gains) losses, net	(118)	(2,815)	1,164
Change in other assets and liabilities, net	(80)	257	(1,190)
Equity in undistributed (income) loss of subsidiaries, net of dividends	(30,374)	(17,081)	509
Net cash provided by (used in) operating activities	120,988	105,126	62,587
Cash Flows from Investing Activities:
Proceeds from sale of investments	65	2,518	75
Purchases of investments	(1,321)	(842)	(1,451)
Net cash provided by (used in) investing activities	(1,256)	1,676	(1,376)
Cash Flows From Financing Activities:
Purchase and retirement of common stock	(89,290)	(12,112)	(6,030)
Proceeds from issuance of common stock, net	9,661	27,252	11,376
Cash dividends on common stock	(18,659)	(16,548)	(11,119)
Repayment of long-term borrowings	(22,400)	(5,172)	(31,000)
Net cash provided by (used in) financing activities	(120,688)	(6,580)	(36,773)
Net increase (decrease) in cash and due from subsidiary	(956)	100,222	24,438
Beginning cash and due from subsidiary	188,587	88,365	63,927
Ending cash and due from subsidiary	$187,631	$188,587	$88,365

NICOLET BANKSHARES, INC.
Notes to Consolidated Financial Statements

NOTE 20. EARNINGS PER COMMON SHARE
Presented below are the calculations for basic and diluted earnings per common share.

	Years Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net income	$150,686	$124,059	$61,516
Weighted average common shares outstanding	14,980	15,049	14,743
Effect of dilutive common stock awards	424	367	328
Diluted weighted average common shares outstanding	15,404	15,416	15,071
Basic earnings per common share	$10.06	$8.24	$4.17
Diluted earnings per common share	$9.78	$8.05	$4.08
For the year ended December 31, 2025, less than 0.1 million shares were excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive. Comparatively, for the years ended December 31, 2024 and December 31, 2023, approximately 0.2 million shares and 0.8 million shares, respectively, were excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.
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
The banking segment derives revenue from customers by providing a broad array of loan and deposit products to businesses, consumers and government municipalities. Loan offerings include commercial and agricultural-based loans, as well as residential real estate and consumer loans. Deposit products include checking, savings, money market, and time deposits, as well as treasury management services, mobile banking, ATMs, and other deposit-related products and services
Accounting policies for the banking segment are the same as those described in Note 1. The CODM assesses performance of the banking segment and decides how to allocate resources based on net income as reported in the Company’s consolidated statements of income. All categories of interest expense, provision for credit losses, and noninterest expense, as disclosed in the Company’s consolidated statements of income, are considered significant to the banking segment. In addition, depreciation expense is disclosed within Note 5. For the years ended December 31, 2025, 2024, and 2023, respectively, there were no adjustments or reconciling items between the banking segment net income and consolidated net income as presented in the consolidated statements of income.
The measure of segment assets is based on total assets as reported on the consolidated balance sheets. For the years ended December 31, 2025 and 2024, respectively, there were no adjustments or reconciling items between the banking segment total assets and total assets as presented on the consolidated balance sheets.

Report of Independent Registered Public Accounting Firm

To the Stockholders, Board of Directors, and Audit Committee
Nicolet Bankshares, Inc.
Green Bay, Wisconsin

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Nicolet Bankshares, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses - Loans

The Company’s loan portfolio totaled $6.8 billion as of December 31, 2025, and the allowance for credit losses on loans (ACL) was $68.8 million. As more fully described in Notes 1 and 4 to the Company’s consolidated financial statements, the ACL is an estimate of lifetime expected credit losses for loans. The model considers historical loss rates and other qualitative adjustments, as well as a forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the ACL estimate, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements, calculates the historical loss rates for the segmented loan pools; applies the loss rates over the calculated life of the pooled loans; adjusts for forecasted macro-level economic conditions; and determines qualitative adjustments based on factors and conditions unique to the Company’s portfolio. Loans that do not share risk characteristics and purchased credit deteriorated loans are evaluated on an individual basis. To assess the overall appropriateness of the ACL, management applies an allocation methodology which focuses on evaluation of qualitative and environmental factors. Assessing these numerous factors involves significant judgment. Consideration is given to those current key qualitative or environmental factors that are likely to cause estimated credit losses to differ from the historical loss experience of each loan segment.

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
February 27, 2026

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision, and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2025, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025, was effective.
Forvis Mazars, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 is included under the heading “Report of Independent Registered Public Accounting Firm” In Part II, Item 8.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
(a) Information Regarding Directors and Executive Officers. The information required by this Item 10 regarding our directors and director nominees contained under the caption “Election of Directors” under the heading “Proposal 1: Election of Directors” in the 2026 Proxy Statement is incorporated herein by reference.
(b) Compliance with Section 16(a) of the Exchange Act. Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act, if applicable, will be contained under the caption “Delinquent Section 16(a) Reports” in the 2026 Proxy Statement, and is incorporated herein by reference.
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
(e) Audit Committee Information. Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts, contained under the caption “Board Committees - Audit Committee” in the 2026 Proxy Statement, is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 regarding director and executive officer compensation, is contained under the captions “Director Compensation” and “Executive Compensation” in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The information contained under the caption “Stock Ownership” in the 2026 Proxy Statement is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	1,128,102	$71.35	435,277
Equity compensation plans not approved by security holders	—	—	—
Total at December 31, 2025	1,128,102	$71.35	435,277
(1) Includes 148,768 shares potentially issuable upon the vesting of outstanding restricted stock.
(2) The weighted average exercise price relates only to the exercise of outstanding options included in column (a).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 regarding certain relationships and related transactions, contained under the caption “Related Party Transactions” in the 2026 Proxy Statement, is incorporated herein by reference. The information required by this Item 13 regarding director independence, contained under the caption “Affirmative Determinations Regarding Director Independence” in the 2026 Proxy Statement, is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 regarding fees we paid to our principal accountant, Forvis Mazars, LLP (U.S. PCAOB Auditor Firm ID 686), and the pre-approval policies and procedures established by the Audit Committee of our Board, contained under the caption “Fees Paid to Auditors” in the 2026 Proxy Statement, is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following is a list of documents filed as a part of this Report:

1.Financial Statements. The following consolidated financial statements of Nicolet Bankshares, Inc. and related reports of our independent registered public accounting firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023
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
10.1†
Nicolet Bankshares, Inc. 2011 Long Term Incentive Plan, as amended and restated effective February 19, 2019, and approved by the shareholders of Nicolet Bankshares, Inc. on May 13, 2019, and forms of award documents. (7)

10.2†	Nicolet National Bank 2002 Deferred Compensation Plan, as amended. (8)
10.3†	Nicolet National Bank 2009 Deferred Compensation Plan for Non-Employee Directors. (9)
10.4†	Amended and Restated Employment Agreement, dated March 7, 2019, by and among the Registrant, Nicolet National Bank and Michael E. Daniels. (10)
10.5†	Succession Plan and Advisory Services Agreement, dated November 6, 2023, by and between the Registrant and Robert B. Atwell. (11)
10.6†	Employment Agreement, dated June 7, 2021, by and among the Registrant, Nicolet National Bank and H. Phillip Moore, Jr. (12)
10.7†	Nicolet Bankshares, Inc. Employee Stock Purchase Plan. (13)
10.8†	Form of Restricted Stock and Restricted Stock Unit Award Agreement with Michael E. Daniels. (14)
10.9†	Form of Restricted Stock Unit Award Agreement
10.10†	Amended and Restated Employment Agreement, dated February 28, 2024, by and among the Registrant, Nicolet National Bank and Eric J. Witczak. (15)
10.11†	Amended and Restated Employment Agreement, dated February 28, 2024, by and among the Registrant, Nicolet National Bank and Brad V. Hutjens. (16)
10.12†	Employment Agreement, dated April 15, 2024, by and among the Registrant, Nicolet National Bank and William Bohn. (17)
19.1	Insider trading policies and procedures
21.1	Subsidiaries of Nicolet Bankshares, Inc.
23.1	Consent of Forvis Mazars, LLP
24.1	Power of Attorney (contained herein as part of the signature pages).
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97.1	Policy relating to recovery of erroneously awarded compensation (18)
101
Interactive data files for Nicolet Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page from Nicolet Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 (formatted in Inline XBRL and contained in Exhibit 101).
† Denotes a management compensatory agreement.
(1) Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 23, 2025 (File No. 001-37700).
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
(7) Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 26, 2021 (File No. 001-37700).
(8) Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 10, 2017, 2021 (File No. 001-37700).
(9) Incorporated by reference to Exhibit 10.7 in the Registrant’s Registration Statement on Form S-4, filed on February 1, 2013 (Regis. No. 333-186401).

(10) Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 8, 2019 (File No. 001-37700).
(11) Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 7, 2023 (File No. 001-37700).
(12) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 9, 2021 (File No. 001-37700).
(13) Incorporated by reference to Appendix A of the Registrant’s Proxy Statement filed March 7, 2018.
(14) Incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed on October 31, 2025 (File No. 001-37700).
(15) Incorporated by reference to Exhibit 10.15 in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 28, 2024 (File No. 001-37700).
(16) Incorporated by reference to Exhibit 10.17 in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 28, 2024 (File No. 001-37700).
(17) Incorporated by reference to Exhibit 10.12 in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 25, 2025 (File No. 001-37700).
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

NICOLET BANKSHARES, INC.

February 27, 2026	By:	/s/ Michael E. Daniels
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
February 27, 2026

/s/ Michael E. Daniels	/s/ Donald J. Long, Jr.
Michael E. Daniels	Donald J. Long, Jr.
Chairman, President, and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ H. Phillip Moore, Jr.	/s/ Tracy S. McCormick
H. Phillip Moore, Jr.	Tracy S. McCormick
Chief Financial Officer	Director
(Principal Financial and Accounting Officer)

/s/ Robert B. Atwell	/s/ Susan L. Merkatoris
Robert B. Atwell	Susan L. Merkatoris
Director	Director

/s/ Carl J. Chaney	/s/ Oliver Pierce Smith
Carl J. Chaney	Oliver Pierce Smith
Director	Director

/s/ John N. Dykema	/s/ Glen E. Tellock
John N. Dykema	Glen E. Tellock
Director	Director

/s/ Janet E. Godwin	/s/ Robert J. Weyers
Janet E. Godwin	Robert J. Weyers
Director	Director

/s/ Matthew J. Hayek
Matthew J. Hayek
Director