Form 10-Q
period 2026-03-31
NICOLET BANKSHARES INC
filed 2026-05-06
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026 there were 21,251,905 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
March 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$123,359	$107,956
Interest-earning deposits	492,092	552,276
Cash and cash equivalents	615,451	660,232
Securities available for sale (“AFS”), at fair value	1,986,946	859,834
Other investments	99,835	63,247
Loans held for sale	16,627	13,620
Other assets held for sale	400,443	—
Loans	10,879,694	6,836,345
Allowance for credit losses - loans (“ACL-Loans”)	(133,435)	(68,806)
Loans, net	10,746,259	6,767,539
Premises and equipment, net	187,876	120,462
Bank owned life insurance (“BOLI”)	293,790	192,498
Goodwill and other intangibles, net	967,843	382,400
Accrued interest receivable and other assets	259,420	125,275
Total assets	$15,574,490	$9,185,107

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$2,537,729	$1,828,928
Interest-bearing deposits	10,086,635	5,901,843
Total deposits	12,624,364	7,730,771
Long-term borrowings	179,968	134,860
Other liabilities held for sale	385,882	—
Accrued interest payable and other liabilities	127,399	61,814
Total liabilities	13,317,613	7,927,445

Stockholders’ Equity:
Common stock	213	148
Additional paid-in capital	1,589,992	583,257
Retained earnings	706,099	697,799
Accumulated other comprehensive income (loss)	(39,427)	(23,542)
Total stockholders’ equity	2,256,877	1,257,662
Total liabilities and stockholders’ equity	$15,574,490	$9,185,107

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	60,000,000	30,000,000
Common shares outstanding	21,316,619	14,811,445
Common shares issued	21,480,602	14,930,213
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Interest income:
Loans, including loan fees	$139,784	$100,666
Investment securities:
Taxable	11,955	5,560
Tax-exempt	1,358	1,049
Other interest income	5,115	5,466
Total interest income	158,212	112,741
Interest expense:
Deposits	46,656	39,465
Long-term borrowings	1,997	2,070
Total interest expense	48,653	41,535
Net interest income	109,559	71,206
Provision for credit losses	6,050	1,500
Net interest income after provision for credit losses	103,509	69,706
Noninterest income:
Wealth management fee income	10,655	6,975
Mortgage income, net	3,539	1,926
Service charges on deposit accounts	3,149	2,025
Card interchange income	4,228	3,337
BOLI income	1,882	1,420
Deferred compensation plan asset market valuations	(277)	45
LSR income, net	711	1,057
Asset gains (losses), net	(867)	(354)
Other noninterest income	2,274	1,792
Total noninterest income	25,294	18,223
Noninterest expense:
Personnel	38,159	26,521
Occupancy, equipment and office	12,375	9,330
Business development and marketing	2,337	2,100
Data processing	6,185	4,525
Intangibles amortization	4,096	1,552
FDIC assessments	1,275	940
Merger-related expense	40,686	—
Other noninterest expense	4,682	2,819
Total noninterest expense	109,795	47,787
Income before income tax expense	19,008	40,142
Income tax expense	3,812	7,550
Net income	$15,196	$32,592
Earnings per common share:
Basic	$0.83	$2.14
Diluted	$0.81	$2.08
Weighted average common shares outstanding:
Basic	18,231,501	15,256,377
Diluted	18,748,933	15,646,661
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$15,196	$32,592
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	(19,913)	9,213
Net realized (gains) losses included in income	2	(3)
Income tax (expense) benefit	4,026	(1,934)
Total other comprehensive income (loss)	(15,885)	7,276
Comprehensive income (loss)	$(689)	$39,868
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2025	$148	$583,257	$697,799	$(23,542)	$1,257,662
Comprehensive income:
Net income, three months ended March 31, 2026	—	—	15,196	—	15,196
Other comprehensive income (loss)	—	—	—	(15,885)	(15,885)
Issuance of common stock in acquisition	66	1,030,223	—	—	1,030,289
Stock-based compensation expense	—	6,804	—	—	6,804
Cash dividends on common stock, $0.32 per share	—	—	(6,896)	—	(6,896)
Issuance of common stock in stock-based compensation plans	1	7,209	—	—	7,210
Purchase of common stock in stock-based compensation plans	(1)	(15,131)	—	—	(15,132)
Issuance of common stock	—	30	—	—	30
Purchase and retirement of common stock	(1)	(22,400)	—	—	(22,401)
Balances at March 31, 2026	$213	$1,589,992	$706,099	$(39,427)	$2,256,877
Balances at December 31, 2024	$154	$655,540	$565,772	$(48,568)	$1,172,898
Comprehensive income:
Net income, three months ended March 31, 2025	—	—	32,592	—	32,592
Other comprehensive income (loss)	—	—	—	7,276	7,276
Stock-based compensation expense	—	1,464	—	—	1,464
Cash dividends on common stock, $0.28 per share	—	—	(4,296)	—	(4,296)
Issuance of common stock in stock-based compensation plans	—	3,293	—	—	3,293
Purchase of common stock in stock-based compensation plans	—	(3,949)	—	—	(3,949)
Issuance of common stock	—	37	—	—	37
Purchase and retirement of common stock	(2)	(26,045)	—	—	(26,047)
Balances at March 31, 2025	$152	$630,340	$594,068	$(41,292)	$1,183,268
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net income	$15,196	$32,592
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	2,224	3,864
Provision for credit losses	6,050	1,500
Increase in cash surrender value of life insurance	(1,891)	(1,420)
Stock-based compensation expense	6,804	1,464
Asset (gains) losses, net	867	354
Gain on sale of loans held for sale, net	(2,948)	(1,417)
Proceeds from sale of loans held for sale	100,974	39,333
Origination of loans held for sale	(100,906)	(38,881)
Net change in accrued interest receivable and other assets	(1,151)	24
Net change in accrued interest payable and other liabilities	(8,945)	4,375
Net cash provided by (used in) operating activities	16,274	41,788
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(43,774)	(118,276)
Purchases of securities AFS	(323,398)	(39,244)
Proceeds from sales of securities AFS	233,529	585
Proceeds from calls and maturities of securities AFS	55,437	15,677
Purchases of other investments	(20,930)	(770)
Proceeds from sales of other investments	169	4,164
Net (increase) decrease in premises and equipment	(1,192)	(463)
Net (increase) decrease in other real estate and other assets	346	128
Net cash (paid) received in business combination	165,640	—
Net cash provided by (used in) investing activities	65,827	(138,199)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(41,479)	168,506
Repayments of long-term borrowings	(48,214)	(5,000)
Purchase and retirement of common stock	(22,401)	(26,047)
Cash dividends paid on common stock	(6,896)	(4,296)
Proceeds from issuance of common stock	30	37
Proceeds from issuance of common stock in stock-based compensation plans	7,210	3,293
Purchases of common stock in stock-based compensation plans	(15,132)	(3,949)
Net cash provided by (used in) financing activities	(126,882)	132,544
Net increase (decrease) in cash and cash equivalents	(44,781)	36,133
Cash and cash equivalents:
Beginning	660,232	536,047
Ending *	$615,451	$572,180
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$52,790	$41,260
Transfer of loans and bank premises to other real estate owned	714	395
Capitalized mortgage servicing rights	1,235	510
Acquisitions:
Fair value of assets acquired	$6,048,000	$—
Fair value of liabilities assumed	5,484,000	—
Net assets acquired	564,000	—
* Cash and cash equivalents included $10 million of restricted cash at March 31, 2026, while there was no restricted cash in cash and cash equivalents at March 31, 2025.
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
These interim consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been omitted or abbreviated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Segment Information
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
The banking segment derives revenue from customers by providing a broad array of loan and deposit products to businesses, consumers and government municipalities. The CODM assesses performance of the banking segment and decides how to allocate resources based on net income as reported in the Company’s consolidated statements of income. The measure of segment assets is based on total assets as reported on the consolidated balance sheets. For the periods presented, there were no adjustments or reconciling items between the banking segment net income and consolidated net income as presented in the consolidated statements of income, and there were no adjustments or reconciling items between the banking segment total assets and total assets as presented on the consolidated balance sheets.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates.
Significant Accounting Policies Update
All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to these accounting policies during 2026 except as it relates to the accounting for the ACL-loans. During first quarter 2026, the Company transitioned from using a historical loss rate method to a discounted cash flow (“DCF”) method for estimating expected credit losses on segmented loan pools that exhibit similar risk characteristics. There was no change to the ACL methodology as it relates to PCD and other credit-deteriorated loans, which continue to be individually evaluated with a specific reserve established for the aggregate collateral or DCF shortfall.
Under the DCF method, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the economic variables, which may include the U.S. unemployment, national retail sales, CRE index, and U.S. gross domestic product.
Under the DCF method, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. Management leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four quarter forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An ACL is established for the difference between the instrument’s NPV and amortized cost basis. In addition, management utilizes qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry, or business specific data, changes in underlying loan composition of specific portfolios, changes in collateral values and trends relating to credit quality, delinquency, nonaccrual, or adversely rated loans, and reasonable and supportable forecasts of economic conditions. The transition to the DCF methodology for pooled loan segments did not have a significant impact to the recorded ACL.
Recent Accounting Pronouncements Adopted
In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. This ASU expands the scope of the “gross up” method, formerly applicable only to PCD loans, to include non-PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (“PSLs”). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day one credit loss expense previously required for non-PCD loans. PSLs are defined as non-PCD loans acquired (1) through a business combination, or (2) purchased more than 90 days after origination when the acquirer was not involved in the origination. The updated guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company early adopted this standard for the acquisition completed in first quarter 2026, as discussed in Note 2.

Future Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU make targeted improvements in the guidance for the different methods of software development. Specifically, this update removes all references to prescriptive and sequential software development stages; rather, an entity is required to start capitalizing software costs when both of the following occur: management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The updated guidance is effective for annual reporting periods beginning after December 15, 2027.
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
Reclassifications
Certain amounts in the 2025 consolidated financial statements have been reclassified to conform to the 2026 presentation. During first quarter 2026, Nicolet reclassified fully reciprocated deposit balances with ICS from brokered deposits to core deposits to be more consistent with the presentation typically used by peer banks. The ICS reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to distribute deposits that exceed FDIC insurance coverage limits to numerous institutions in order to provide insurance coverage for all participating deposits. Prior periods have been restated to reflect this change. There was no change to total deposits or the deposit categories.

Note 2 – Acquisition
MidWestOne Financial Group, Inc. (“MidWestOne”): On February 13, 2026, Nicolet completed its acquisition of MidWestOne. MidWestOne stockholders received 0.3175 shares of Nicolet common stock for each share of MidWestOne common stock owned, resulting in the issuance of approximately 6.6 million shares of Nicolet common stock valued at $1.0 billion (based upon the closing stock price of Nicolet’s common stock on February 13, 2026, of $155.19 per share). With the MidWestOne acquisition, Nicolet is one of the largest community banks in the Upper Midwest.

A summary of the assets acquired and liabilities assumed in the MidWestOne transaction, as of the acquisition date, including the purchase price allocation, was as follows.

(In millions, except share data)	Acquired from MidWestOne	Fair Value Adjustments	Estimated Fair Value
Assets Acquired:
Cash and cash equivalents	$166	$—	$166
Investment securities	1,117	(2)	1,115
Loans	4,462	(75)	4,387
ACL-Loans	(51)	(13)	(64)
Premises and equipment	87	(11)	76
BOLI	100	—	100
Goodwill	70	(70)	—
Other intangibles	20	103	123
Other assets	132	13	145
Total assets	$6,103	$(55)	$6,048
Liabilities Assumed:
Deposits	$5,323	$(2)	$5,321
Borrowings	91	2	93
Other liabilities	74	(4)	70
Total liabilities	$5,488	$(4)	$5,484
Net assets acquired			$564
Purchase Price:
Nicolet common stock issued (in shares)			6,641,428
Value of Nicolet common stock consideration			$1,031
Goodwill			$467

The Company purchased loans through the acquisition of MidWestOne for which there was, at the date of acquisition, more than insignificant deterioration of credit quality since origination (purchased credit deteriorated loans or “PCD” loans). The carrying amount of these loans at acquisition was as follows.

(In thousands)	February 13, 2026
Purchase price of PCD loans at acquisition	$233,690
Credit and interest rate mark on PCD loans at acquisition	19,787
Par value of PCD acquired loans at acquisition	$253,477

The Company accounted for the MidWestOne acquisition under the acquisition method of accounting, and thus, the financial position and results of operations of MidWestOne prior to the consummation date were not included in the accompanying consolidated financial statements. The accounting required assets purchased and liabilities assumed to be recorded at their respective estimated fair values at the date of acquisition, which was determined with the assistance of third party valuations, appraisals, and third party advisors. Initial purchase accounting estimates were recorded during first quarter 2026; however, purchase accounting fair value estimates are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Goodwill arising as a result of the MidWestOne acquisition is not deductible for tax purposes.

Summary Unaudited Pro Forma Information: The following unaudited pro forma information is presented for illustrative purposes only, and gives effect to the acquisition of MidWestOne as if the acquisition had occurred on January 1, 2025, the beginning of the earliest period presented. The pro forma information should not be relied upon as being indicative of the historical results of operation the companies would have had if the acquisition had occurred before such periods or the future results of operations that the companies will experience as a result of the merger. The pro forma information, although it illustrates the financial characteristics of the combined company under one set of assumptions, does not reflect assumptions regarding expected cost savings, opportunities to earn additional revenue, or other factors that may result as a consequence of the merger and, accordingly, does not attempt to predict or suggest future results.

	Three Months Ended	Year Ended
(In thousands, except per share data)	March 31, 2026	December 31, 2025
Total revenue, net of interest expense	$187,375	$661,267
Net income	$75,143	$158,011
Diluted earnings per common share	$3.53	$7.19

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

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Net income	$15,196	$32,592
Weighted average common shares outstanding	18,232	15,256
Effect of dilutive common stock awards	517	391
Diluted weighted average common shares outstanding	18,749	15,647
Basic earnings per common share*	$0.83	$2.14
Diluted earnings per common share*	$0.81	$2.08
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
For both the three months ended March 31, 2026 and March 31, 2025, less than 0.1 million shares were excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

Note 4 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plan to certain officers, employees, and directors. The plan is administered by a committee of the Board of Directors, and at March 31, 2026, approximately 0.3 million shares were available for grant under this plan. Stock options generally will expire ten years after the date of grant, have an exercise price equal to the Company’s closing stock price on the date of grant, and will become exercisable based upon vesting terms provided for in the grant. Restricted stock grants include time-based restricted stock awards and performance-based restricted stock units, are generally issued at the Company’s closing stock price on the date of grant, and the restrictions lapse based upon the vesting terms provided for in the grant and are contingent upon continued employment.

The Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2025	979,334	$71.35
Granted	—	—
Exercise of stock options *	(53,400)	57.24
Forfeited	—	—
Outstanding - March 31, 2026	925,934	$72.16	4.6	$70,797
Exercisable - March 31, 2026	728,949	$70.54	4.1	$56,915
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the three months ended March 31, 2026, 31,995 such shares were withheld by the Company.

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the three months ended March 31, 2026 and 2025 was approximately $5.0 million and $3.6 million, respectively.
The Company’s restricted stock awards and restrict stock units activity is summarized below.

	Time-Based Restricted Stock Awards	Performance-Based Restricted Stock Units	Total Restricted Stock
Restricted Shares Outstanding
Outstanding - December 31, 2025	118,768	30,000	148,768
Granted	46,510	91,000	137,510
Vested *	(1,100)	(30,328)	(31,428)
Forfeited	(195)	—	(195)
Outstanding - March 31, 2026	163,983	90,672	254,655
Weighted Average Grant Date Fair Value
Outstanding - December 31, 2025	$110.74	$137.68	$116.17
Granted	136.87	132.74	134.13
Vested *	116.11	132.74	132.15
Forfeited	126.76	—	126.76
Outstanding - March 31, 2026	$118.10	$134.37	$123.89
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable withholding at the minimum statutory withholding rate, and accordingly 10,694 shares were surrendered for the three months ended March 31, 2026.
The Company recognized approximately $6.8 million and $1.5 million of stock-based compensation expense (included in personnel and merger-related expense on the consolidated statements of income) for the three months ended March 31, 2026 and 2025, respectively, associated with its common stock awards granted to officers and employees. As of March 31, 2026, there was approximately $35.5 million of unrecognized compensation cost related to equity award grants, which is expected to be recognized over the remaining vesting period of approximately four years. The Company recognized a tax benefit of approximately $1.1 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

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

The amortized cost and fair value of securities AFS are summarized as follows.

	March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$301,510	$—	$3,163	$298,347
U.S. government agency securities	27,661	1	315	27,347
State, county and municipals	381,833	747	21,172	361,408
Mortgage-backed securities	1,184,198	2,076	31,555	1,154,719
Corporate debt securities	145,909	1,224	2,008	145,125
Total securities AFS	$2,041,111	$4,048	$58,213	$1,986,946

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$25,056	$2	$1,004	$24,054
U.S. government agency securities	4,189	4	21	4,172
State, county and municipals	289,826	323	15,325	274,824
Mortgage-backed securities	513,715	3,898	20,832	496,781
Corporate debt securities	61,302	226	1,525	60,003
Total securities AFS	$894,088	$4,453	$38,707	$859,834
Proceeds and realized gains or losses from the sale of AFS securities were as follows.

	Three Months Ended March 31,
(in thousands)	2026	2025
Securities AFS:
Gross gains	$13	$3
Gross losses	(15)	—
Gains (losses) on sales of securities AFS, net	$(2)	$3
Proceeds from sales of securities AFS *	$233,529	$585
* Includes proceeds of $220 million recognized on the sale of securities AFS upon acquisition of MidWestOne in 2026 for which no gain or loss was recognized in the income statement as the investment securities were marked to fair value through purchase accounting.

The majority of the mortgage-backed securities included in the securities portfolio were issued by U.S. government agencies and corporations. Investment securities with a carrying value of $527 million and $497 million, as of March 31, 2026 and December 31, 2025, respectively, were pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Accrued interest on investment securities totaled $9 million and $5 million at March 31, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	March 31, 2026
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$283,849	$2,107	$14,498	$1,056	$298,347	$3,163	17
U.S. government agency securities	23,442	298	2,562	17	26,004	315	10
State, county and municipals	120,964	4,742	205,443	16,430	326,407	21,172	491
Mortgage-backed securities	738,116	10,224	215,746	21,331	953,862	31,555	488
Corporate debt securities	69,998	780	32,686	1,228	102,684	2,008	68
Total	$1,236,369	$18,151	$470,935	$40,062	$1,707,304	$58,213	1,074

	December 31, 2025
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$14,598	$1,004	$14,598	$1,004	1
U.S. government agency securities	411	—	2,825	21	3,236	21	8
State, county and municipals	7,002	38	229,648	15,287	236,650	15,325	388
Mortgage-backed securities	31,213	145	232,400	20,687	263,613	20,832	376
Corporate debt securities	2,332	20	40,093	1,505	42,425	1,525	30
Total	$40,958	$203	$519,564	$38,504	$560,522	$38,707	803
As of March 31, 2026 and December 31, 2025, no allowance for credit losses on AFS securities was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these AFS securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.
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

As of March 31, 2026	Securities AFS
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$90,767	$90,542
Due in one year through five years	446,266	436,464
Due after five years through ten years	244,249	234,095
Due after ten years	75,631	71,126
	856,913	832,227
Mortgage-backed securities	1,184,198	1,154,719
Total investment securities	$2,041,111	$1,986,946
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

(in thousands)	March 31, 2026	December 31, 2025
Federal Reserve Bank stock	$53,268	$33,541
Federal Home Loan Bank (“FHLB”) stock	12,925	7,735
Equity securities with readily determinable fair values	12,092	9,505
Other investments	21,550	12,466
Total other investments	$99,835	$63,247

Note 6 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	March 31, 2026		December 31, 2025
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$2,330,665	22%	$1,367,522	20%
Owner-occupied commercial real estate (“CRE”)	1,558,995	14	939,587	14
Agricultural	1,759,960	16	1,415,425	21
CRE investment	2,378,946	22	1,188,351	17
Construction & land development	575,030	5	326,638	5
Residential construction	144,737	1	95,268	1
Residential first mortgage	1,580,088	15	1,193,683	17
Residential junior mortgage	464,395	4	268,188	4
Retail & other	86,878	1	41,683	1
Loans	10,879,694	100%	6,836,345	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	133,435		68,806
Loans, net	$10,746,259		$6,767,539
Allowance for credit losses - Loans to loans	1.23%		1.01%
Accrued interest on loans totaled $44 million and $21 million at March 31, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.
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
A roll forward of the allowance for credit losses - loans is summarized as follows.

	Three Months Ended		Year Ended
(in thousands)	March 31, 2026	March 31, 2025	December 31, 2025
Beginning balance	$68,806	$66,322	$66,322
ACL on acquired PCD loans	19,735	—	—
ACL on acquired PSL loans	44,377	—	—
Provision for credit losses - loans	1,350	1,500	4,300
Charge-offs	(872)	(388)	(2,263)
Recoveries	39	46	447
Net (charge-offs) recoveries	(833)	(342)	(1,816)
Ending balance	$133,435	$67,480	$68,806

The following tables present the balance and activity in the ACL-Loans by portfolio segment.

	Three Months Ended March 31, 2026
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$16,905	$5,289	$9,434	$15,038	$3,611	$1,250	$13,310	$3,351	$618	$68,806
ACL on PCD loans	8,174	2,168	518	5,300	2,638	—	204	49	684	19,735
ACL on PSL loans	21,262	4,254	1,739	7,758	3,192	718	3,920	1,223	311	44,377
Provision	(11,733)	6,664	(804)	5,067	2,668	(1,077)	(2,595)	2,306	854	1,350
Charge-offs	(444)	(23)	—	—	—	—	—	—	(405)	(872)
Recoveries	24	—	5	—	—	—	—	2	8	39
Net (charge-offs) recoveries	(420)	(23)	5	—	—	—	—	2	(397)	(833)
Ending balance	$34,188	$18,352	$10,892	$33,163	$12,109	$891	$14,839	$6,931	$2,070	$133,435
As % of ACL-Loans	26%	14%	8%	25%	9%	1%	11%	5%	1%	100%

	Year Ended December 31, 2025
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$16,147	$5,362	$9,957	$14,616	$2,658	$1,234	$12,590	$2,827	$931	$66,322
Provision	2,154	(79)	(458)	422	953	16	817	522	(47)	4,300
Charge-offs	(1,577)	(189)	(65)	—	—	—	(98)	(2)	(332)	(2,263)
Recoveries	181	195	—	—	—	—	1	4	66	447
Net (charge-offs) recoveries	(1,396)	6	(65)	—	—	—	(97)	2	(266)	(1,816)
Ending balance	$16,905	$5,289	$9,434	$15,038	$3,611	$1,250	$13,310	$3,351	$618	$68,806
As % of ACL-Loans	24%	8%	14%	22%	5%	2%	19%	5%	1%	100%
The ACL-Loans represents management’s estimate of expected credit losses in the Company’s loan portfolio at the balance sheet date. To assess the appropriateness of the ACL-Loans, management evaluates qualitative and environmental factors, including but not limited to: (i) evaluation of facts and issues related to specific loans; (ii) management’s ongoing review and grading of the loan portfolio; (iii) consideration of historical loan loss and delinquency experience on each portfolio segment; (iv) trends in past due and nonperforming loans; (v) the risk characteristics of the various loan segments; (vi) changes in the size and character of the loan portfolio; (vii) concentrations of loans to specific borrowers or industries; (viii) existing economic conditions; (ix) the fair value of underlying collateral; and (x) other qualitative and quantitative factors which could affect expected credit losses. Assessing these numerous factors involves significant judgment.
Management allocates the ACL-Loans by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve is established for individually evaluated credit-deteriorated loans, which management defines as nonaccrual credit relationships over $500,000, collateral dependent loans, purchased credit deteriorated loans, and other loans with evidence of credit deterioration. The specific reserve in the ACL-Loans for these credit deteriorated loans is equal to the aggregate collateral or discounted cash flow shortfall. Next, management uses a DCF model to estimate expected credit losses on segmented loan pools that exhibit similar risk characteristics. The DCF model calculates an expected loss percentage for each loan category by considering probability of default, using life-of-loan analysis periods for all loan segments, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan category. For each of these loan pools, the Company generates cash flow projections at the instrument level adjusting payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. Lastly, additional qualitative adjustments are applied for risk factors that are not considered in the modeling process but are relevant in assessing the expected credit losses within the loan pools. Management utilizes a qualitative factor framework to provide a qualitative estimate of the expected credit losses inherent in the loan portfolio in relation to potential limitations of the quantitative model.
Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in accrued interest payable and other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The reserve for unfunded commitments was $7.7 million and $3.0 million at March 31, 2026 and December 31, 2025, respectively.
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

	Three Months Ended		Year Ended
(in thousands)	March 31, 2026	March 31, 2025	December 31, 2025
Provision for credit losses on:
Loans	$1,350	$1,500	$4,300
Unfunded commitments	4,700	—	(50)
Investment securities	—	—	—
Total	$6,050	$1,500	$4,250
Collateral Dependent Loans:
A loan is considered to be collateral dependent when, based upon management’s assessment, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. For collateral dependent loans, expected credit losses are based on the estimated fair value of the collateral at the balance sheet date less estimated selling costs if satisfaction of the loan depends on the sale of the collateral. The following tables present collateral dependent loans by portfolio segment and collateral type, including those loans with and without a related allowance allocation.

March 31, 2026	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$15,228	$15,228	$8,601	$6,627	$3,375
Owner-occupied CRE	18,152	—	18,152	15,642	2,510	919
Agricultural	3,563	8,130	11,693	11,592	101	—
CRE investment	10,451	—	10,451	899	9,552	2,010
Construction & land development	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	2,268	—	2,268	2,179	89	6
Residential junior mortgage	98	—	98	98	—	—
Retail & other	—	—	—	—	—	—
Total loans	$34,532	$23,358	$57,890	$39,011	$18,879	$6,310

December 31, 2025	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$9,111	$9,111	$5,986	$3,125	$322
Owner-occupied CRE	5,755	—	5,755	5,755	—	—
Agricultural	6,784	3,589	10,373	10,373	—	—
CRE investment	497	—	497	497	—	—
Construction & land development	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	1,847	—	1,847	1,486	361	1
Residential junior mortgage	166	—	166	166	—	—
Retail & other	—	—	—	—	—	—
Total loans	$15,049	$12,700	$27,749	$24,263	$3,486	$323

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	March 31, 2026
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$1,785	$19,382	$2,309,498	$2,330,665
Owner-occupied CRE	6,374	20,039	1,532,582	1,558,995
Agricultural	266	12,178	1,747,516	1,759,960
CRE investment	—	11,101	2,367,845	2,378,946
Construction & land development	12,932	—	562,098	575,030
Residential construction	626	—	144,111	144,737
Residential first mortgage	11,421	8,864	1,559,803	1,580,088
Residential junior mortgage	1,066	1,720	461,609	464,395
Retail & other	677	210	85,991	86,878
Total loans	$35,147	$73,494	$10,771,053	$10,879,694
Percent of total loans	0.3%	0.7%	99.0%	100.0%

	December 31, 2025
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$541	$10,314	$1,356,667	$1,367,522
Owner-occupied CRE	3,311	6,938	929,338	939,587
Agricultural	123	10,476	1,404,826	1,415,425
CRE investment	250	497	1,187,604	1,188,351
Construction & land development	29	—	326,609	326,638
Residential construction	601	—	94,667	95,268
Residential first mortgage	5,305	3,022	1,185,356	1,193,683
Residential junior mortgage	494	311	267,383	268,188
Retail & other	453	121	41,109	41,683
Total loans	$11,107	$31,679	$6,793,559	$6,836,345
Percent of total loans	0.1%	0.5%	99.4%	100.0%

The following table presents nonaccrual loans by portfolio segment.

	March 31, 2026		December 31, 2025
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$19,382	27%	$10,314	32%
Owner-occupied CRE	20,039	27	6,938	22
Agricultural	12,178	17	10,476	33
CRE investment	11,101	15	497	2
Construction & land development	—	—	—	—
Residential construction	—	—	—	—
Residential first mortgage	8,864	12	3,022	10
Residential junior mortgage	1,720	2	311	1
Retail & other	210	—	121	—
Nonaccrual loans	$73,494	100%	$31,679	100%
Percent of total loans	0.7%		0.5%

Credit Quality Information:
The following tables present total loans by risk categories and year of origination, as well as gross charge-offs by year of origination. Acquired loans have been included based upon the actual origination date.

March 31, 2026	Amortized Cost Basis by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$132,192	$503,660	$172,051	$150,343	$179,007	$282,044	$664,270	$—	$2,083,567
Grade 5	5,763	8,590	9,198	17,438	16,587	17,214	56,854	—	131,644
Grade 6	600	13,876	1,002	1,531	4,126	4,850	14,334	—	40,319
Grade 7 *	773	2,046	9,683	4,594	16,910	15,155	25,974	—	75,135
Total	$139,328	$528,172	$191,934	$173,906	$216,630	$319,263	$761,432	$—	$2,330,665
Current period gross charge-offs	$—	$—	$(128)	$(310)	$(5)	$(1)	$—	$—	$(444)
Owner-occupied CRE
Grades 1-4	$53,090	$253,239	$180,278	$144,084	$206,829	$489,792	$13,596	$—	$1,340,908
Grade 5	2,153	5,072	7,173	36,986	19,368	53,016	852	—	124,620
Grade 6	—	262	3,399	442	2,821	11,715	11,470	—	30,109
Grade 7 *	284	1,408	6,335	14,720	13,868	25,314	1,429	—	63,358
Total	$55,527	$259,981	$197,185	$196,232	$242,886	$579,837	$27,347	$—	$1,558,995
Current period gross charge-offs	$—	$—	$—	$—	$—	$(23)	$—	$—	$(23)
Agricultural
Grades 1-4	$46,459	$241,179	$197,928	$133,025	$262,037	$343,202	$363,834	$—	$1,587,664
Grade 5	12,016	12,330	4,564	6,313	19,564	24,234	45,403	—	124,424
Grade 6	—	2,515	1,427	612	535	2,357	3,143	—	10,589
Grade 7 *	1,946	4,143	713	1,170	1,168	22,969	5,174	—	37,283
Total	$60,421	$260,167	$204,632	$141,120	$283,304	$392,762	$417,554	$—	$1,759,960
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
CRE investment
Grades 1-4	$32,309	$291,430	$226,660	$142,413	$340,476	$1,076,755	$48,282	$—	$2,158,325
Grade 5	1,372	32,041	3,983	18,532	14,061	55,582	—	—	125,571
Grade 6	35	365	—	20,658	26,569	680	—	—	48,307
Grade 7 *	267	—	791	15,263	5,440	24,982	—	—	46,743
Total	$33,983	$323,836	$231,434	$196,866	$386,546	$1,157,999	$48,282	$—	$2,378,946
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$35,869	$211,790	$135,461	$29,380	$30,093	$45,371	$3,395	$—	$491,359
Grade 5	14,760	21,458	835	38	15,112	5,306	207	—	57,716
Grade 6	—	—	5,610	—	164	—	—	—	5,774
Grade 7 *	—	—	16,255	3,866	60	—	—	—	20,181
Total	$50,629	$233,248	$158,161	$33,284	$45,429	$50,677	$3,602	$—	$575,030
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$9,583	$94,143	$10,417	$560	$4,798	$1,943	$16,611	$—	$138,055
Grade 5	—	6,682	—	—	—	—	—	—	6,682
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	—	—	—	—	—	—	—	—
Total	$9,583	$100,825	$10,417	$560	$4,798	$1,943	$16,611	$—	$144,737
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$27,253	$211,079	$149,417	$167,138	$397,859	$590,347	$8,260	$—	$1,551,353
Grade 5	194	2,060	992	1,722	2,579	3,783	175	—	11,505
Grade 6	218	318	108	362	1,235	2,378	—	—	4,619
Grade 7 *	123	—	702	1,622	3,554	6,610	—	—	12,611
Total	$27,788	$213,457	$151,219	$170,844	$405,227	$603,118	$8,435	$—	$1,580,088
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential junior mortgage
Grades 1-4	$2,380	$17,960	$11,254	$16,866	$19,542	$30,505	$359,081	$3,508	$461,096
Grade 5	—	—	10	151	452	—	—	—	613
Grade 6	195	—	—	193	—	—	—	—	388
Grade 7 *	—	135	126	344	922	345	426	—	2,298
Total	$2,575	$18,095	$11,390	$17,554	$20,916	$30,850	$359,507	$3,508	$464,395
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Retail & other
Grades 1-4	$10,759	$18,824	$9,109	$7,374	$6,341	$8,113	$26,148	$—	$86,668
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	66	41	57	29	17	—	—	210
Total	$10,759	$18,890	$9,150	$7,431	$6,370	$8,130	$26,148	$—	$86,878
Current period gross charge-offs	$—	$(5)	$—	$(98)	$(3)	$(28)	$(271)	$—	$(405)
Total loans	$390,593	$1,956,671	$1,165,522	$937,797	$1,612,106	$3,144,579	$1,668,918	$3,508	$10,879,694
* The total Grade 7 loans at March 31, 2026 included $25 million of loans covered by government loan program guarantees.

December 31, 2025	Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$297,093	$144,896	$92,466	$84,058	$80,057	$77,686	$424,640	$—	$1,200,896
Grade 5	4,152	6,622	14,051	12,515	3,471	6,448	53,059	—	100,318
Grade 6	13,593	896	1,497	2,677	826	—	13,285	—	32,774
Grade 7 *	805	2,580	3,612	4,170	4,901	4,817	12,649	—	33,534
Total	$315,643	$154,994	$111,626	$103,420	$89,255	$88,951	$503,633	$—	$1,367,522
Current period gross charge-offs	$(125)	$(103)	$(45)	$(76)	$(524)	$(8)	$(696)	$—	$(1,577)
Owner-occupied CRE
Grades 1-4	$132,613	$84,209	$77,111	$134,342	$113,456	$262,006	$2,321	$—	$806,058
Grade 5	1,653	6,496	12,864	14,243	24,479	25,868	49	—	85,652
Grade 6	—	13,038	1,511	1,311	—	1,097	—	—	16,957
Grade 7 *	—	1,676	3,718	1,970	6,523	17,033	—	—	30,920
Total	$134,266	$105,419	$95,204	$151,866	$144,458	$306,004	$2,370	$—	$939,587
Current period gross charge-offs	$—	$—	$—	$—	$—	$(189)	$—	$—	$(189)
Agricultural
Grades 1-4	$178,383	$178,254	$122,462	$233,078	$109,828	$184,017	$290,983	$—	$1,297,005
Grade 5	9,136	2,956	4,910	10,910	7,110	16,267	26,604	—	77,893
Grade 6	1,197	—	595	137	—	5,997	1,632	—	9,558
Grade 7 *	937	381	1,278	3,926	6,982	12,412	5,053	—	30,969
Total	$189,653	$181,591	$129,245	$248,051	$123,920	$218,693	$324,272	$—	$1,415,425
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(65)	$—	$(65)
CRE investment
Grades 1-4	$107,033	$115,996	$40,985	$233,167	$193,969	$438,694	$12,801	$—	$1,142,645
Grade 5	—	3,608	1,177	4,694	12,622	19,183	—	—	41,284
Grade 6	—	—	—	3,204	—	—	—	—	3,204
Grade 7 *	—	—	552	—	—	666	—	—	1,218
Total	$107,033	$119,604	$42,714	$241,065	$206,591	$458,543	$12,801	$—	$1,188,351
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$90,203	$125,309	$26,359	$25,189	$42,103	$11,642	$2,205	$—	$323,010
Grade 5	—	375	39	1,943	215	830	—	—	3,402
Grade 6	—	—	—	166	—	—	—	—	166
Grade 7 *	—	—	—	60	—	—	—	—	60
Total	$90,203	$125,684	$26,398	$27,358	$42,318	$12,472	$2,205	$—	$326,638
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$77,376	$12,131	$872	$2,917	$1,572	$400	$—	$—	$95,268
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	—	—	—	—	—	—	—	—
Total	$77,376	$12,131	$872	$2,917	$1,572	$400	$—	$—	$95,268
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$164,721	$118,575	$139,900	$310,381	$194,581	$253,195	$824	$—	$1,182,177
Grade 5	449	1,184	1,348	986	564	1,642	—	—	6,173
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	399	378	1,421	1,316	1,819	—	—	5,333
Total	$165,170	$120,158	$141,626	$312,788	$196,461	$256,656	$824	$—	$1,193,683
Current period gross charge-offs	$—	$(85)	$—	$—	$—	$(13)	$—	$—	$(98)
Residential junior mortgage
Grades 1-4	$9,258	$5,317	$6,072	$3,531	$2,539	$6,869	$229,989	$3,664	$267,239
Grade 5	—	12	—	454	—	—	171	—	637
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	—	—	48	—	—	264	—	312
Total	$9,258	$5,329	$6,072	$4,033	$2,539	$6,869	$230,424	$3,664	$268,188
Current period gross charge-offs	$—	$—	$—	$—	$—	$(2)	$—	$—	$(2)
Retail & other
Grades 1-4	$6,696	$3,821	$2,930	$3,485	$1,798	$3,997	$18,832	$—	$41,559
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	60	4	53	—	7	—	—	—	124
Total	$6,756	$3,825	$2,983	$3,485	$1,805	$3,997	$18,832	$—	$41,683
Current period gross charge-offs	$—	$(13)	$(11)	$—	$—	$(14)	$(294)	$—	$(332)
Total loans	$1,095,358	$828,735	$556,740	$1,094,983	$808,919	$1,352,585	$1,095,361	$3,664	$6,836,345
* The total Grade 7 loans at December 31, 2025 included $15 million of loans covered by government loan program guarantees.

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
Grade 5, Watch: Credits with this rating are adequately secured and performing but are monitored due to the presence of various short-term weaknesses which may include unexpected, short-term adverse financial performance, managerial problems, potential impact of a decline in the entire industry or local economy and delinquency issues. Loans to individuals or loans supported by guarantors with marginal net worth or collateral may be included in this rating category.
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
Modifications to Borrowers Experiencing Financial Difficulty:
The following table presents the amortized cost of loans that were made to borrowers experiencing financial difficulty and were modified during the three months ended March 31, 2025, aggregated by portfolio segment and type of modification. There were no loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2026.

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
As of March 31, 2026 and December 31, 2025, there were no loans made to borrowers experiencing financial difficulty that were modified during the current period and subsequently defaulted, and there were no commitments to lend additional funds to such debtors.

Note 7 – Goodwill and Other Intangibles and Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life that would affect expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance of the underlying operations or assets which give rise to the intangible. Management also regularly monitors economic factors for potential impairment indications on the value of our franchise, stability of deposits, and the wealth client base, underlying our goodwill and other intangibles. Management concluded no impairment was indicated for the three months ended March 31, 2026 and the year ended December 31, 2025. A summary of goodwill and other intangibles was as follows.

(in thousands)	March 31, 2026	December 31, 2025
Goodwill	$834,495	$367,387
Core deposit intangibles	123,179	13,655
Customer list intangibles	10,169	1,358
Other intangibles	133,348	15,013
Goodwill and other intangibles, net	$967,843	$382,400
Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if certain events or circumstances occur. During 2026, goodwill increased due to the acquisition of MidWestOne. See Note 2 for additional information on the acquisition. A summary of goodwill was as follows.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2026	December 31, 2025
Goodwill:
Goodwill at beginning of year	$367,387	$367,387
Acquisition	467,108	—
Goodwill at end of period	$834,495	$367,387
Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During 2026, core deposit intangibles and customer list intangibles increased due to the acquisition of MidWestOne. See Note 2 for additional information on the acquisition. A summary of other intangible assets was as follows.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2026	December 31, 2025
Core deposit intangibles:
Gross carrying amount	$170,019	$56,588
Accumulated amortization	(46,840)	(42,933)
Net book value	$123,179	$13,655
Additions during the period	$113,431	$—
Amortization during the period	$3,907	$5,160
Customer list intangibles:
Gross carrying amount	$15,173	$6,173
Accumulated amortization	(5,004)	(4,815)
Net book value	$10,169	$1,358
Additions during the period	$9,000	$—
Amortization during the period	$189	$580

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
A summary of the changes in the servicing rights asset was as follows.

	Three Months Ended	Year Ended
(in thousands)	March 31, 2026	December 31, 2025
Servicing rights asset at beginning of year	$18,325	$18,954
Capitalized servicing rights	1,235	3,771
Servicing rights acquired *	10,873	—
Sale of servicing rights ^	—	(64)
Amortization during the period	(1,176)	(4,336)
Servicing rights asset at end of period	$29,257	$18,325
Valuation allowance at beginning of year	$—	$(120)
(Additions) / Reversals, net	—	79
Charge-offs ^	—	41
Valuation allowance at end of period	$—	$—
Servicing rights asset, net	$29,257	$18,325
Residential mortgage loans serviced for others	$2,477,001	$1,676,738
Agricultural loans serviced for others	$378,439	$387,974
* During first quarter 2026, Nicolet acquired mortgage servicing rights with the MidWestOne transaction with a fair value of $11 million related to residential mortgage loans serviced for others with a remaining principal balance of $794 million as of the acquisition date.
^ During first quarter 2025, Nicolet sold mortgage servicing rights with a remaining carrying value of $64,000 for $23,000 and the difference of $41,000 was charged-off through the valuation allowance. These serviced loans had a remaining loan balance of approximately $30 million at the time of sale.
Estimated future amortization: The following table shows the estimated future amortization expense for amortizing intangible assets and servicing assets. The projections are based on existing asset balances, the current interest rate environment and estimated prepayment speeds as of March 31, 2026. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	Servicing rights asset
Year ending December 31,
2026 (remaining nine months)	$17,263	$690	$4,589
2027	22,123	896	5,701
2028	19,465	896	5,330
2029	16,691	766	4,877
2030	13,937	766	4,280
2031	11,227	655	1,823
Thereafter	22,473	5,500	2,657
Total	$123,179	$10,169	$29,257

Note 8 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. The Company did not have any short-term borrowings outstanding at either March 31, 2026 or December 31, 2025.
Long-Term Borrowings:
Long-term borrowings include any borrowing with an original maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	March 31, 2026	December 31, 2025
Junior subordinated debentures	87,270	42,215
Subordinated notes	92,698	92,645
Total long-term borrowings	$179,968	$134,860
Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The debentures represent the sole asset of the statutory trusts. All of the common securities of the statutory trusts are owned by the Company. The statutory trusts are not included in the consolidated financial statements. The net effect of all the documents entered into with respect to the trust preferred securities is that the Company, through payments on its debentures, is liable for the distributions and other payments required on the trust preferred securities. Interest on all debentures is current. Any applicable discounts (initially recorded to carry an acquired debenture at its then estimated fair value) are being accreted to interest expense over the remaining life of the debenture. All the junior subordinated debentures are currently callable and may be redeemed in part or in full, at par, plus any accrued but unpaid interest. The trust preferred securities ceased to qualify as Tier 1 capital at March 31, 2026 as a result of Nicolet exceeding $15 billion in total consolidated assets and, as a result, the Company intends to redeem these debentures. At December 31, 2025, approximately $40 million of trust preferred securities qualified as Tier 1 capital.

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

The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of March 31, 2026				As of December 31, 2025
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs (1)	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (2)	12/15/2035	5.37%	$10,310	$(1,927)	$8,383	5.41%	$8,333
Baylake Capital Trust II (3)	9/30/2036	5.31%	16,598	(2,406)	14,192	5.30%	14,133
First Menasha Statutory Trust (4)	3/17/2034	6.73%	5,155	(346)	4,809	6.76%	4,799
County Bancorp Statutory Trust II (5)	9/15/2035	5.47%	6,186	(406)	5,780	5.51%	5,741
County Bancorp Statutory Trust III (6)	6/15/2036	5.63%	6,186	(464)	5,722	5.67%	5,683
Fox River Valley Capital Trust (7)	5/30/2033	7.89%	3,610	(73)	3,537	7.89%	3,526
ATBancorp Statutory Trust I (8)	6/15/2036	5.62%	7,732	—	7,732	—%	—
ATBancorp Statutory Trust II (9)	9/15/2037	5.59%	12,372	—	12,372	—%	—
Barron Investment Capital Trust I (10)	9/23/2036	6.10%	2,062	—	2,062	—%	—
Central Bancshares Capital Trust II (11)	3/15/2038	7.44%	7,217	—	7,217	—%	—
MidWestOne Statutory Trust II (12)	12/15/2037	5.53%	15,464	—	15,464	—%	—
Total			$92,892	$(5,622)	$87,270		$42,215
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$92,750	$(52)	$92,698	3.13%	$92,645
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
(8) The debentures, assumed in February 2026 as the result of an acquisition, have a floating rate of three-month SOFR plus 1.68%, adjusted quarterly. *
(9) The debentures, assumed in February 2026 as the result of an acquisition, have a floating rate of three-month SOFR plus 1.65%, adjusted quarterly. *
(10) The debentures, assumed in February 2026 as the result of an acquisition, have a floating rate of three-month SOFR plus 2.15%, adjusted quarterly. *
(11) The debentures, assumed in February 2026 as the result of an acquisition, have a floating rate of three-month SOFR plus 3.50%, adjusted quarterly. *
(12) The debentures, assumed in February 2026 as the result of an acquisition, have a floating rate of three-month SOFR plus 1.59%, adjusted quarterly. *
* The floating rate on this debenture was originally based on three-month LIBOR. Effective with the cessation of LIBOR, the floating rate on this debenture is now based on three-month CME Term SOFR, plus the spread adjustment of 0.26%.

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
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	March 31, 2026	December 31, 2025
Commitments to extend credit	$3,329,722	$2,071,841
Financial standby letters of credit	44,521	20,186
Performance standby letters of credit	20,403	18,822
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
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the contractual amounts were $30 million and $31 million, respectively, at March 31, 2026. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale totaled $28 million and $24 million, respectively, at December 31, 2025. The net fair value of these mortgage derivatives combined was a net gain of $0.2 million and $0.2 million at March 31, 2026 and December 31, 2025, respectively.
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

Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
March 31, 2026
U.S. Treasury securities	$298,347	$—	$298,347	$—
U.S. government agency securities	27,347	—	27,347	—
State, county and municipals	361,408	—	360,655	753
Mortgage-backed securities	1,154,719	—	1,154,719	—
Corporate debt securities	145,125	—	139,020	6,105
Securities AFS	$1,986,946	$—	$1,980,088	$6,858
Other investments (equity securities)	$12,092	$12,092	$—	$—
Derivative assets	$16,908	$—	$16,686	$222
Derivative liabilities	$16,692	$—	$16,692	$—
December 31, 2025
U.S. Treasury securities	$24,054	$—	$24,054	$—
U.S. government agency securities	4,172	—	4,172	—
State, county and municipals	274,824	—	274,057	767
Mortgage-backed securities	496,781	—	496,781	—
Corporate debt securities	60,003	—	54,146	5,857
Securities AFS	$859,834	$—	$853,210	$6,624
Other investments (equity securities)	$9,505	$9,505	$—	$—
Derivative assets	$610	$—	$376	$234
Derivative liabilities	$450	$—	$376	$74
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the tables above.
Securities AFS and Equity Securities: Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds. At March 31, 2026 and December 31, 2025, it was determined that carrying value was the best approximation of fair value for the majority of these Level 3 securities, based primarily on the internal analysis on these securities.
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

The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Three Months Ended	Year Ended
Level 3 Fair Value Measurements:	March 31, 2026	December 31, 2025
Balance at beginning of year	$6,624	$7,625
Transfer out	(2,003)	—
Purchases (acquired with MidWestOne)	2,741	—
Maturities / Paydowns	(500)	(1,099)
Unrealized gain / (loss)	(4)	98
Balance at end of period	$6,858	$6,624
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
March 31, 2026
Collateral dependent loans	$51,580	$—	$—	$51,580
MSR asset (disclosure)	28,858	—	—	28,858
December 31, 2025
Collateral dependent loans	$27,426	$—	$—	$27,426
MSR asset (disclosure)	18,474	—	—	18,474
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

Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

March 31, 2026
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$615,451	$615,451	$615,451	$—	$—
Securities AFS	1,986,946	1,986,946	—	1,980,088	6,858
Other investments, including equity securities	99,835	99,831	12,092	68,326	19,413
Loans held for sale	16,627	16,866	—	16,866	—
Other assets held for sale (loans)	390,518	390,518	—	—	390,518
Loans, net	10,746,259	10,579,430	—	—	10,579,430
MSR asset	24,473	28,858	—	—	28,858
LSR asset	4,784	4,784	—	—	4,784
Accrued interest receivable	54,416	54,416	54,416	—	—
Financial liabilities:
Deposits	$12,624,364	$12,622,924	$—	$—	$12,622,924
Long-term borrowings	179,968	183,253	—	—	183,253
Other liabilities held for sale (deposits)	385,732	385,732	—	—	385,732
Accrued interest payable	14,347	14,347	14,347	—	—

December 31, 2025
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$660,232	$660,232	$660,232	$—	$—
Securities AFS	859,834	859,834	—	853,210	6,624
Other investments	63,247	63,241	9,505	43,233	10,503
Loans held for sale	13,620	13,935	—	13,935	—
Loans, net	6,767,539	6,627,011	—	—	6,627,011
MSR asset	13,173	18,474	—	—	18,474
LSR asset	5,152	5,152	—	—	5,152
Accrued interest receivable	26,602	26,602	26,602	—	—
Financial liabilities:
Deposits	$7,730,771	$7,737,106	$—	$—	$7,737,106
Long-term borrowings	134,860	131,840	—	—	131,840
Accrued interest payable	8,672	8,672	8,672	—	—
The valuation methodologies for the financial instruments disclosed in the above table are described in Note 18, Fair Value Measurements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note 11 – Derivatives
The following table presents the notional amounts and gross fair values of the Company’s derivatives. The derivative asset and liability balances are presented on a gross basis, prior to the application of master netting agreements, as included in other assets and other liabilities, respectively, on the consolidated balance sheets.

	March 31, 2026			December 31, 2025
(in thousands)	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Not designated as hedging instruments:
Interest rate swaps	$879,219	$16,676	$16,692	$19,058	$376	$376
RPAs - participated out contracts	55,181	10	—	—	—	—
RPAs - participated in contracts	28,672	—	—	—	—	—
Interest rate lock commitments	29,707	7	—	27,968	234	—
Forward commitments to sell residential mortgage loans	31,000	215	—	24,000	—	74
Total	$1,023,779	$16,908	$16,692	$71,026	$610	$450
Derivatives Not Designated as Hedging Instruments:
Interest Rate Swaps - The Company periodically enters into commercial loan interest rate swap agreements in order to provide commercial loan customers with the ability to convert from variable to fixed interest rates. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer, while simultaneously entering into an offsetting interest rate swap with an institutional counterparty.
Credit Risk Participation Agreements (“RPAs”) - The Company enters into RPAs to manage the credit exposure on interest rate contracts associated with a syndicated loan or participation agreement. The Company may enter into protection purchased RPAs with institutional counterparties to decrease or increase its exposure to a borrower. Under the RPA, the Company will receive or make payment if a borrower defaults on the related interest rate contract. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument.

Interest Rate Lock Commitments & Forward Commitments to Sell Residential Mortgage Loans - The Company enters into forward delivery contracts to sell residential mortgage loans at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments.

Note 12 – Subsequent Event
On April 21, 2026, Nicolet entered into a definitive purchase and assumption agreement to sell its Denver, Colorado banking branches (acquired in the MidWestOne transaction - see Note 2) to Sunwest Bank. This is an all-cash transaction that has been approved by the respective boards of directors, and is expected to close in third quarter 2026, subject to regulatory approval and other standard closing conditions. As of March 31, 2026, the Denver locations had total loans of approximately $390 million and deposits of approximately $380 million, which have been reflected as other assets held for sale and other liabilities held for sale on the consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) is a bank holding company headquartered in Green Bay, Wisconsin. Nicolet provides a diversified range of traditional banking and wealth management services to individuals and businesses in its market area and through the branch offices of its banking subsidiary, Nicolet National Bank (the “Bank”), primarily in Wisconsin, Michigan, Iowa, and Minnesota. The following discussion is management’s analysis of Nicolet’s consolidated financial condition as of March 31, 2026 and December 31, 2025 and results of operations for the three-month periods ended March 31, 2026 and 2025. It should be read in conjunction with our audited consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Nicolet’s 2025 Annual Report on Form 10-K.
In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, all references to “we,” “us” and “our” refer to the Company.
Evaluation of financial performance and balance sheet line items is impacted both by the timing and size of the MidWestOne acquisition, which was completed on February 13, 2026. Certain income statement results, average balances, and related ratios for 2026 include partial contributions from MidWestOne from the acquisition date. In the acquisition, MidWestOne stockholders received 0.3175 shares of Nicolet common stock for each share of MidWestOne common stock owned, resulting in the issuance of approximately 6.6 million shares of Nicolet common stock valued at $1.0 billion (based upon the closing stock price of Nicolet’s common stock on February 13, 2026, of $155.19 per share).
Forward-Looking Statements
Statements made in this document and in any documents that are incorporated by reference which are not purely historical are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including any descriptions of management’s plans, objectives, or goals for future operations, products or services, and forecasts of its revenues, earnings, or other measures of performance, or with respect to expectations regarding the economic factors such as inflation and changes in interest rates. Forward-looking statements are based on current management expectations and, by their nature, are subject to risks and uncertainties. These statements are neither statements of historical fact nor assurance of future performance and generally may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “should,” “will,” “intend,” or similar expressions. Forward-looking statements (including their underlying assumptions) should be viewed with caution. Investors should note that many factors, some of which are discussed elsewhere in this document, could affect the future financial results of Nicolet and could cause those results to differ materially from those implied or anticipated by any forward-looking statements. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors, many of which are beyond Nicolet’s control, that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Item 1A, “Risk Factors” of Nicolet’s 2025 Annual Report on Form 10-K include, but are not necessarily limited to the following:
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
•potential difficulties in identifying and completing future merger or acquisition opportunities, as well as our ability to successfully expand and integrate any businesses we acquire, such as the recently completed acquisition of MidWestOne;
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
•adverse results (including judgments, costs, fines, reputational harm, inability to obtain necessary approvals and / or other negative effects) from current or future litigation, legislation, regulatory proceedings, examinations, investigations, or similar matters or developments related thereto;
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
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements.

Table 1: Earnings Summary and Selected Financial Data
	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2026	12/31/2025	9/30/2025	6/30/2025	3/31/2025
Results of operations:
Net interest income	$109,559	$80,894	$79,264	$75,109	$71,206
Provision for credit losses	6,050	750	950	1,050	1,500
Noninterest income	25,294	23,092	23,619	20,633	18,223
Noninterest expense	109,795	53,039	50,088	49,919	47,787
Income tax expense	3,812	9,873	10,110	8,738	7,550
Net income (GAAP)	$15,196	$40,324	$41,735	$36,035	$32,592
Earnings per common share (“EPS”):
Basic EPS	$0.83	$2.72	$2.81	$2.40	$2.14
Diluted EPS (GAAP)	$0.81	$2.65	$2.73	$2.34	$2.08
Core Net Income and Diluted EPS (Non-GAAP):
Core net income (Non-GAAP) (2)	$51,505	$41,559	$40,693	$36,195	$32,877
Core diluted EPS (Non-GAAP) (2)	$2.75	$2.73	$2.66	$2.35	$2.10
Common Shares:
Basic weighted average	18,232	14,804	14,836	15,029	15,256
Diluted weighted average	18,749	15,227	15,303	15,431	15,647
Outstanding (period end)	21,317	14,811	14,799	14,924	15,149
Period-End Balances:
Loans	$10,879,694	$6,836,345	$6,874,711	$6,839,141	$6,745,598
Allowance for credit losses - loans	133,435	68,806	68,785	68,408	67,480
Total assets	15,574,490	9,185,107	9,029,430	8,930,809	8,975,222
Deposits	12,624,364	7,730,771	7,611,465	7,541,673	7,572,190
Stockholders’ equity (common)	2,256,877	1,257,662	1,214,960	1,190,098	1,183,268
Book value per common share	105.87	84.91	82.10	79.74	78.11
Tangible book value per common share (2)	60.47	59.09	56.17	53.94	52.59
Financial Ratios: (1)
Return on average assets	0.50%	1.75%	1.84%	1.62%	1.49%
Return on average common equity	3.44	12.96	13.86	12.21	11.21
Return on average tangible common equity (2)	6.49	19.27	20.98	18.72	17.34
Core return on average assets (2)	1.68	1.80	1.80	1.63	1.51
Core return on average common equity (2)	11.66	13.35	13.51	12.27	11.31
Core return on average tangible common equity (2)	19.30	19.84	20.47	18.80	17.48
Stockholders’ equity to assets	14.49	13.69	13.46	13.33	13.18
Tangible common equity to tangible assets (2)	8.82	9.94	9.61	9.42	9.28
Note: Numbers may not sum due to rounding.
(1) Income statement-related ratios for partial-year periods are annualized.
(2) See “Non-GAAP Financial Measures” below for a reconciliation of these financial measures.

Non-GAAP Financial Measures
We identify “tangible book value per common share,” “return on average tangible common equity,” “tangible common equity to tangible assets” “core net income,” and “core diluted earnings per common share” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we identify certain financial measures as non-GAAP financial measures if such financial measures exclude or include amounts in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures, ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.
Management believes that the presentation of these non-GAAP financial measures (a) are important metrics used to analyze and evaluate our financial condition and capital strength and provide important supplemental information that contributes to a proper understanding of our operating performance and trends, (b) enables a more complete understanding of factors and trends affecting our business, and (c) allows investors to compare our financial performance to the financial performance of our peers and to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance. However, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. These disclosures should not be considered an alternative to our GAAP results. A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented in the following table.

Table 1A: Reconciliation of Non-GAAP Financial Measures
	At or for the Three Months Ended
(In thousands, except per share data)	3/31/2026	12/31/2025	9/30/2025	6/30/2025	3/31/2025
Core net income reconciliation: (1)
Net income (GAAP)	$15,196	$40,324	$41,735	$36,035	$32,592
Adjustments:
Provision expense (2)	4,700	—	—	—	—
Assets (gains) losses, net	867	(422)	(1,294)	199	354
Merger-related expense	40,686	1,956	—	—	—
Adjustments subtotal	46,253	1,534	(1,294)	199	354
Tax on Adjustments (3)	9,944	299	(252)	39	69
Core net income (non-GAAP)	$51,505	$41,559	$40,693	$36,195	$32,877
Diluted EPS:
Diluted EPS (GAAP)	$0.81	$2.65	$2.73	$2.34	$2.08
Core Diluted EPS (non-GAAP)	$2.75	$2.73	$2.66	$2.35	$2.10
Selected Ratios: (4)
Return on average assets	0.50%	1.75%	1.84%	1.62%	1.49%
Return on average common equity	3.44	12.96	13.86	12.21	11.21
Return on average tangible common equity (5)	6.49	19.27	20.98	18.72	17.34
Core return on average assets (4)	1.68	1.80	1.80	1.63	1.51
Core return on average common equity (4)	11.66	13.35	13.51	12.27	11.31
Core return on average tangible common equity (5)	19.30	19.84	20.47	18.80	17.48
Tangible assets: (5)
Total assets	$15,574,490	$9,185,107	$9,029,430	$8,930,809	$8,975,222
Goodwill and other intangibles, net	967,843	382,400	383,693	385,107	386,588
Tangible assets	$14,606,647	$8,802,707	$8,645,737	$8,545,702	$8,588,634
Tangible common equity: (5)
Stockholders’ equity (common)	$2,256,877	$1,257,662	$1,214,960	$1,190,098	$1,183,268
Goodwill and other intangibles, net	967,843	382,400	383,693	385,107	386,588
Tangible common equity	$1,289,034	$875,262	$831,267	$804,991	$796,680
Tangible average common equity: (5)
Average stockholders’ equity (common)	$1,792,181	$1,234,619	$1,194,974	$1,183,316	$1,178,868
Average goodwill and other intangibles, net	642,403	382,956	384,296	385,735	387,260
Average tangible common equity	$1,149,778	$851,663	$810,678	$797,581	$791,608
Note: Numbers may not sum due to rounding.
(1) The core net income measure and related reconciliation provide information useful to investors in understanding the operating performance and trends of Nicolet and also to aid investors in the comparison of Nicolet’s financial performance to the financial performance of peer banks.
(2) Includes the provision expense for the ACL on unfunded commitments related to the MidWestOne acquisition.
(3) Assumes an effective tax rate of 21.5% for 2026 and 19.5% for 2025.
(4) The ratios of core return on average assets and core return on average common equity use core net income as the numerator in place of net income (GAAP). These financial metrics have been included as they provide information useful to investors in understanding the operating performance and trends of Nicolet.
(5) The ratios of tangible book value per common share, return on average tangible common equity, core return on average tangible common equity, and tangible common equity to tangible assets exclude goodwill and other intangibles, net. In addition, the ratios of return on average tangible common equity and core return on average tangible common equity remove the intangibles amortization, net of tax, from the numerator. These financial measures have been included as they are considered to be critical metrics with which to analyze and evaluate financial condition and capital strength.

Performance Summary
Nicolet recognized net income of $15 million (or earnings per diluted common share of $0.81) for first quarter 2026, compared to net income of $40 million (or earnings per diluted common share of $2.65) for fourth quarter 2025, and net income of $33 million (or earnings per diluted common share of $2.08) for first quarter 2025.
•At March 31, 2026, period end assets were $15.6 billion, an increase of $6.4 billion (70%) from December 31, 2025, primarily due to the MidWestOne acquisition.
•At March 31, 2026, loans were $10.9 billion, an increase of $4.0 billion (59%) from December 31, 2025, primarily due to the MidWestOne acquisition, which included $4.4 billion in loan balances. For additional information regarding loans, see “BALANCE SHEET ANALYSIS — Loans.”
•Total deposits were $12.6 billion at March 31, 2026, an increase of $4.9 billion (63%) from December 31, 2025, primarily due to the MidWestOne acquisition, which included deposits of $5.3 billion. For additional information regarding deposits, see “BALANCE SHEET ANALYSIS – Deposits.”
•The net interest margin was 3.98% for first quarter 2026, 40 bps higher than the comparable 2025 period. The yield on earning assets increased 6 bps to 5.73%, while the cost of funds decreased 47 bps to 2.36%. Net interest income increased $38.4 million (54%) over first quarter 2025, including a $45.5 million increase in interest income offset by a

$7.1 million increase in interest expense. For additional information regarding net interest income, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”
•Noninterest income was $25 million for first quarter 2026, $7 million higher than first quarter 2025, with growth in most core noninterest income categories primarily due to the acquisition of MidWestOne. The largest increases in noninterest income were wealth management fee income and net mortgage income, $4 million and $2 million higher than first quarter 2025, respectively. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”
•Noninterest expense was $110 million for first quarter 2026, an increase of $62 million over first quarter 2025. Personnel costs increased $12 million (44%), while non-personnel expenses combined increased $50 million, primarily driven by merger-related expenses and higher overall expense for a larger operating base. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Three Months Ended March 31,
	2026			2025
(in thousands)	Average Balance	Interest	Average Yield / Rate	Average Balance	Interest	Average Yield / Rate
ASSETS
Total loans (1)(2)	$9,194,624	$140,412	6.18%	$6,710,206	$100,804	6.08%
Investment securities:
Taxable	1,299,623	11,955	3.68%	728,913	5,560	3.05%
Tax-exempt (2)	180,070	1,748	3.88%	157,097	1,391	3.54%
Total investment securities	1,479,693	13,703	3.71%	886,010	6,951	3.14%
Other interest-earning assets	561,189	5,115	3.69%	482,781	5,466	4.58%
Total non-loan earning assets	2,040,882	18,818	3.70%	1,368,791	12,417	3.65%
Total interest-earning assets	11,235,506	$159,230	5.73%	8,078,997	$113,221	5.67%
Other assets, net	1,193,830			770,415
Total assets	$12,429,336			$8,849,412
LIABILITIES AND STOCKHOLDERS’ EQUITY
Savings	$1,344,194	$4,401	1.33%	$783,650	$2,410	1.25%
Interest-bearing demand	1,819,051	5,874	1.31%	1,172,789	6,027	2.08%
Money market accounts (“MMA”)	2,593,714	13,622	2.13%	2,008,472	11,966	2.42%
Core time deposits	1,945,236	17,865	3.72%	1,215,186	12,172	4.06%
Total interest-bearing core deposits *	7,702,195	41,762	2.20%	5,180,097	32,575	2.55%
Brokered deposits *	502,241	4,894	3.95%	611,898	6,890	4.57%
Total interest-bearing deposits	8,204,436	46,656	2.31%	5,791,995	39,465	2.76%
Wholesale funding	159,183	1,997	5.09%	161,088	2,070	5.21%
Total interest-bearing liabilities	8,363,619	48,653	2.36%	5,953,083	41,535	2.83%
Noninterest-bearing demand	2,181,572			1,654,112
Other liabilities	91,964			63,349
Stockholders’ equity	1,792,181			1,178,868
Total liabilities and stockholders’ equity	$12,429,336			$8,849,412
Net interest income, tax equivalent and rate spread		$110,577	3.37%		$71,686	2.84%
Tax-equivalent adjustment & net free funds		1,018	0.61%		480	0.74%
Net interest income		$109,559			$71,206
Net interest margin			3.98%			3.58%
Loan purchase accounting accretion (3)		$4,896	0.18%		$1,475	0.07%
Loan nonaccrual interest (3)		$780	0.03%		$(304)	(0.02)%
* During first quarter 2026, Nicolet reclassified fully reciprocated deposit balances with ICS from brokered deposits to core deposits to be more consistent with the presentation typically used by peer banks. The ICS reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to distribute deposits that exceed FDIC insurance coverage limits to numerous institutions in order to provide insurance coverage for all participating deposits. Prior periods have been restated to reflect this change. There was no change to total deposits or the deposit categories resulting from the reclassification.
(1)Nonaccrual loans and loans held for sale are included in the daily average loan balances outstanding.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.
(3)Loan purchase accounting accretion and Loan nonaccrual interest included in Total loans interest above, and the related impact to net interest margin.

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended March 31, 2026 Compared to March 31, 2025:
	Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)
Interest-earning assets
Total loans (2) (3)	$37,208	$2,400	$39,608
Investment securities:
Taxable	5,421	974	6,395
Tax-exempt (3)	224	133	357
Total investment securities	5,645	1,107	6,752
Other interest-earning assets	719	(1,070)	(351)
Total non-loan earning assets	6,364	37	6,401
Total interest-earning assets	$43,572	$2,437	$46,009
Interest-bearing liabilities
Savings	$1,835	$156	$1,991
Interest-bearing demand	2,087	(2,240)	(153)
MMA	3,073	(1,417)	1,656
Core time deposits	6,705	(1,012)	5,693
Total interest-bearing core deposits *	13,700	(4,513)	9,187
Brokered deposits *	(1,068)	(928)	(1,996)
Total interest-bearing deposits	12,632	(5,441)	7,191
Wholesale funding	(24)	(49)	(73)
Total interest-bearing liabilities	12,608	(5,490)	7,118
Net interest income	$30,964	$7,927	$38,891
* During first quarter 2026, Nicolet reclassified fully reciprocated deposit balances with ICS from brokered deposits to core deposits to be more consistent with the presentation typically used by peer banks. The ICS reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to distribute deposits that exceed FDIC insurance coverage limits to numerous institutions in order to provide insurance coverage for all participating deposits. Prior periods have been restated to reflect this change. There was no change to total deposits or the deposit categories resulting from the reclassification.
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
At the beginning of 2025, the Federal Funds range was 4.25% to 4.50%. During the second half of 2025, the Federal Reserve decreased short-term interest rates a total of 75 bps, resulting in a Federal Funds range of 3.50% to 3.75% at December 31, 2025. There were no changes to the range in first quarter 2026.
Tax-equivalent net interest income was $111 million for the three months ended March 31, 2026, an increase of $39 million (54%) over the three months ended March 31, 2025. The $39 million increase in tax-equivalent net interest income was primarily attributable to increased volumes from the MidWestOne acquisition, as well as favorable changes in yield and rate. Favorable volume changes and rate changes added $31 million and $8 million, respectively, to net interest income.
Average interest-earning assets increased $3.2 billion (39%) to $11.2 billion over the comparable 2025 period, primarily due to the MidWestOne acquisition. Between the comparable first quarter periods, average loans increased $2.5 billion (37%), due to the MidWestOne acquisition and organic loan growth. Average investment securities increased $594 million between the comparable three-month periods, while other interest-earning assets increased $78 million (mostly cash), both primarily due to the MidWestOne acquisition. The mix of average interest-earning assets was 82% loans, 13% investments and 5% other interest-earning assets (mostly cash) for first quarter 2026, compared to 83%, 11%, and 6%, respectively, for first quarter 2025 .
Average interest-bearing liabilities were $8.4 billion for the first three months of 2026, an increase of $2.4 billion (40%) over the first three months of 2025, primarily due to the MidWestOne acquisition. Average interest-bearing core deposits increased $2.5 billion, while average brokered deposits decreased $110 million between the comparable three-month periods. The mix of average interest-bearing liabilities was comprised of 92% core deposits, 6% brokered deposits and 2% wholesale funding for first quarter 2026, compared to 87%, 10%, and 3% respectively, for first quarter 2025.
The interest rate spread increased 53 bps between the comparable three-month periods. The loan yield improved 10 bps to 6.18% between the comparable three-month periods, mostly from the repricing of new and renewed loans. The yield on investment securities increased 57 bps to 3.71%, while the yield on other interest-earning assets (mostly cash) decreased 89 bps to 3.69%, consistent with Federal Reserve interest rate cuts. The cost of interest-bearing liabilities decreased 47 bps to 2.36%

for the first three months of 2026, mostly due to lower deposit costs. As a result, the tax-equivalent net interest margin was 3.98% for the first three months of 2026, a 40 bps increase over 3.58% for the first three months of 2025.
Tax-equivalent interest income was $159 million for the first three months of 2026, up $46 million from the comparable period of 2025, comprised of $44 million due to higher average volume and $2 million due to higher average rates. Interest income on loans increased $40 million compared to first three months of 2025, due to both increased volume and yield. Interest expense was $49 million for first three months of 2026, up $7 million from the comparable period of 2025, with higher volumes partly offset by lower deposit costs.
Provision for Credit Losses
The provision for credit losses was $6.1 million for the three months ended March 31, 2026, compared to $1.5 million for the three months ended March 31, 2025. The increase was primarily driven by provision expense of $4.7 million for the ACL on unfunded commitments related to the MidWestOne merger.
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

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Trust services fee income	$4,763	$2,592	$2,171	84%
Brokerage fee income	5,892	4,383	1,509	34
Wealth management fee income	10,655	6,975	3,680	53
Mortgage income, net	3,539	1,926	1,613	84
Service charges on deposit accounts	3,149	2,025	1,124	56
Card interchange income	4,228	3,337	891	27
BOLI income	1,882	1,420	462	33
Deferred compensation plan asset market valuations	(277)	45	(322)	N/M
LSR income, net	711	1,057	(346)	(33)
Other noninterest income	2,274	1,792	482	27
Noninterest income without net gains (losses)	26,161	18,577	7,584	41
Asset gains (losses), net	(867)	(354)	(513)	N/M
Total noninterest income	$25,294	$18,223	$7,071	39%
N/M means not meaningful.

Noninterest income was $25 million for the three months ended March 31, 2026, $7 million (39%) higher than the comparable period of 2025, with growth in most core noninterest income categories primarily due to the acquisition of MidWestOne. Noninterest income excluding net asset gains (losses) for the first three months of 2026 was $26 million, an $8 million (41%) increase over the first three months of 2025.
Wealth management fee income was $11 million, up $4 million (53%) from the first three months of 2025, including favorable market-related changes, as well as growth in accounts and assets under management.
Mortgage income includes net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSR”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $4 million increased $2 million (84%) between the comparable three-month periods, mostly due to higher secondary market volumes and the related gains on sales. See also Note 7, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.
Services charges on deposit accounts were $3 million, up $1 million (56%) from the first three months of 2025, on growth in both accounts and account analysis fees, partially driven by the MidWestOne acquisition.
Other income of $2 million for the three months ended March 31, 2026 increased $0.5 million (27%) from the comparable 2025 period, primarily due to the acquisition of MidWestOne.
Net asset losses of $0.9 million for the first three months of 2026 were primarily due to the write-down of an other investment, while net asset losses of $0.4 million for the first three months of 2025 were mostly due to unfavorable fair value marks on equity securities.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended March 31,
($ in thousands)	2026	2025	Change	% Change
Personnel	$38,159	$26,521	$11,638	44%
Occupancy, equipment and office	12,375	9,330	3,045	33
Business development and marketing	2,337	2,100	237	11
Data processing	6,185	4,525	1,660	37
Intangibles amortization	4,096	1,552	2,544	164
FDIC assessments	1,275	940	335	36
Merger-related expense	40,686	—	40,686	—
Other noninterest expense	4,682	2,819	1,863	66
Total noninterest expense	$109,795	$47,787	$62,008	130%
Non-personnel expenses	$71,636	$21,266	$50,370	237%
Average full-time equivalent (“FTE”) employees	1,236	952	284	30%

Noninterest expense was $110 million for the three months ended March 31, 2026, an increase of $62 million (130%) over the comparable period of 2025. Personnel costs increased $12 million (44%), while non-personnel expenses combined increased $50 million (237%), primarily driven by merger-related expenses.
Personnel expense was $38 million for the three months ended March 31, 2026, an increase of $12 million (44%) from the comparable period in 2025, reflecting a larger employee base due to the acquisition of MidWestOne, as well as merit increases between the years.
Occupancy, equipment and office expense was $12 million for the three months ended March 31, 2026, up $3 million (33%) from the comparable period in 2025, mostly due to an expanded footprint resulting from the acquisition of MidWestOne.
Data processing expense was $6 million, up $2 million (37%) between the comparable three-month periods, mostly due to the MidWestOne acquisition.
Intangibles amortization increased $3 million between the comparable three-month periods due to increased amortization on newly established intangibles from the MidWestOne acquisition.
Other expense was $5 million, up $2 million (66%) between the comparable three-month periods, primarily due to increased legal and professional expense, as well as higher deposit earnings credit expense.

Income Taxes
Income tax expense was $4 million (effective tax rate of 20.1%) for the first three months of 2026, compared to income tax expense of $8 million (effective tax rate of 18.8%) for the comparable period of 2025.

BALANCE SHEET ANALYSIS
At March 31, 2026, period end assets were $15.6 billion, an increase of $6.4 billion (70%) from December 31, 2025, primarily due to the MidWestOne acquisition. Total loans increased $4.0 billion (59%) from December 31, 2025, across various loan categories primarily due to the MidWestOne acquisition. Total deposits were $12.6 billion at March 31, 2026, an increase of $4.9 billion (63%) from December 31, 2025, primarily due to the MidWestOne acquisition, which included growth in customer (core) deposits and brokered deposits of $4.7 billion and $178 million, respectively. Total stockholders’ equity was $2.3 billion at March 31, 2026, an increase of $1.0 billion over December 31, 2025, primarily due to the issuance of common stock in the MidWestOne acquisition.
Loans
Nicolet services a diverse customer base primarily throughout Wisconsin, Michigan, Iowa and Minnesota. We concentrate on originating loans in our local markets and assisting current loan customers. Nicolet actively utilizes government loan programs such as those provided by the U.S. Small Business Administration (“SBA”) and the U.S. Department of Agriculture’s Farm Service Agency (“FSA”).
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
For additional disclosures on loans, see also Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1. For information regarding the allowance for credit losses and nonperforming assets see “BALANCE SHEET ANALYSIS – Allowance for Credit Losses - Loans” and “BALANCE SHEET ANALYSIS – Nonperforming Assets.” A detailed discussion of the loan portfolio accounting policies, general loan portfolio characteristics, and credit risk are described in Note 1, “Nature of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of the Company’s 2025 Annual Report on Form 10-K.
Table 6: Period End Loan Composition

	March 31, 2026		December 31, 2025		March 31, 2025
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$2,330,665	22%	$1,367,522	20%	$1,409,320	21%
Owner-occupied CRE	1,558,995	14	939,587	14	949,107	14
Agricultural	1,759,960	16	1,415,425	21	1,329,807	20
Commercial	5,649,620	52	3,722,534	55	3,688,234	55
CRE investment	2,378,946	22	1,188,351	17	1,225,490	18
Construction & land development	575,030	5	326,638	5	273,007	4
Commercial real estate	2,953,976	27	1,514,989	22	1,498,497	22
Commercial-based loans	8,603,596	79	5,237,523	77	5,186,731	77
Residential construction	144,737	1	95,268	1	91,321	1
Residential first mortgage	1,580,088	15	1,193,683	17	1,194,116	18
Residential junior mortgage	464,395	4	268,188	4	235,096	3
Residential real estate	2,189,220	20	1,557,139	22	1,520,533	22
Retail & other	86,878	1	41,683	1	38,334	1
Retail-based loans	2,276,098	21	1,598,822	23	1,558,867	23
Total loans	$10,879,694	100%	$6,836,345	100%	$6,745,598	100%
As noted in Table 6 above, the loan portfolio at March 31, 2026, was 79% commercial-based and 21% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Total loans of $10.9 billion at March 31, 2026, increased $4.0 billion (59%) from December 31, 2025, across various loan categories. At March 31, 2026, commercial and industrial loans and CRE investment loans represented the largest segments of Nicolet’s loan portfolio, with each at 22% of the total portfolio. The next largest segments were agricultural and residential first mortgage, representing 16% and 15% of the total loan portfolio, respectively. The loan portfolio is widely diversified and included the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, hospitality, retail, service, and businesses supporting the general building industry.
The following tables present the maturity distribution of the loan portfolio.
Table 7: Loan Maturity Distribution

As of March 31, 2026	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$869,462	$1,070,974	$313,349	$76,880	$2,330,665
Owner-occupied CRE	351,123	904,659	253,441	49,772	1,558,995
Agricultural	777,219	587,659	359,029	36,053	1,759,960
CRE investment	555,916	1,331,245	378,193	113,592	2,378,946
Construction & land development	263,462	234,325	63,792	13,451	575,030
Residential construction *	108,105	24,857	672	11,103	144,737
Residential first mortgage	100,887	294,293	208,655	976,253	1,580,088
Residential junior mortgage	31,510	47,248	176,237	209,400	464,395
Retail & other	29,506	38,011	15,247	4,114	86,878
Total loans	$3,087,190	$4,533,271	$1,768,615	$1,490,618	$10,879,694
Percent by maturity distribution	28%	42%	16%	14%	100%
Total fixed rate loans	$1,794,680	$3,178,926	$944,267	$490,281	$6,408,154
Total floating rate loans	$1,292,510	$1,354,345	$824,348	$1,000,337	$4,471,540

As of December 31, 2025	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$665,978	$582,958	$112,109	$6,477	$1,367,522
Owner-occupied CRE	297,041	517,733	97,761	27,052	939,587
Agricultural	699,500	395,061	297,985	22,879	1,415,425
CRE investment	324,347	676,644	164,692	22,668	1,188,351
Construction & land development	128,346	146,466	39,566	12,260	326,638
Residential construction *	78,563	4,120	686	11,899	95,268
Residential first mortgage	92,375	211,086	146,200	744,022	1,193,683
Residential junior mortgage	29,626	9,133	29,235	200,194	268,188
Retail & other	21,754	9,408	6,143	4,378	41,683
Total loans	$2,337,530	$2,552,609	$894,377	$1,051,829	$6,836,345
Percent by maturity distribution	34%	37%	13%	16%	100%
Total fixed rate loans	$1,235,637	$1,946,069	$549,556	$327,688	$4,058,950
Total floating rate loans	$1,101,893	$606,540	$344,821	$724,141	$2,777,395
* The residential construction loans with a loan maturity after five years represent a construction to permanent loan product.
Allowance for Credit Losses - Loans
For the updated allowance for credit losses accounting policy, see Note 1, “Basis of Presentation” and for additional disclosures on the allowance for credit losses, see Note 6, “Loans, Allowance for Credit Losses - Loans, and Credit Quality,” in the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1. A detailed discussion of the loan portfolio accounting policies, general loan portfolio characteristics, and credit risk are described in Note 1, “Nature of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of the Company’s 2025 Annual Report on Form 10-K.
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
At March 31, 2026, the ACL-Loans was $133 million and represented 1.23% of period end loans, compared to $69 million (or 1.01% of period end loans) at December 31, 2025 and $67 million (or 1.00% of period end loans) at March 31, 2025. The increase in the ACL-Loans was primarily due to the acquisition of MidWestOne. The components of the ACL-Loans are detailed further in Table 8 below.
Table 8: Allowance for Credit Losses - Loans

	Three Months Ended		Year Ended
(in thousands)	March 31, 2026	March 31, 2025	December 31, 2025
ACL-Loans:
Balance at beginning of period	$68,806	$66,322	$66,322
ACL on PCD and PSL loans acquired	64,112	—	—
Provision for credit losses	1,350	1,500	4,300
Charge-offs	(872)	(388)	(2,263)
Recoveries	39	46	447
Net (charge-offs) recoveries	(833)	(342)	(1,816)
Balance at end of period	$133,435	$67,480	$68,806
Net loan (charge-offs) recoveries:
Commercial & industrial	$(420)	$(40)	$(1,396)
Owner-occupied CRE	(23)	(172)	6
Agricultural	5	(65)	(65)
CRE investment	—	—	—
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	—	(13)	(97)
Residential junior mortgage	2	(1)	2
Retail & other	(397)	(51)	(266)
Total net (charge-offs) recoveries	$(833)	$(342)	$(1,816)
Ratios:
ACL-Loans to total loans	1.23%	1.00%	1.01%
Net charge-offs to average loans, annualized	0.04%	0.02%	0.03%

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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”). At March 31, 2026, nonperforming assets were $79 million and represented 0.51% of total assets, compared to 0.35% of total assets at December 31, 2025, and 0.33% of total assets at March 31, 2025, with the increase primarily due to the acquisition of MidWestOne.
The level of potential problem loans is another consideration in evaluating the relative level of risk in the loan portfolio and the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as

Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $184 million (2% of loans) and $71 million (1% of loans) at March 31, 2026 and December 31, 2025, respectively, with the increase primarily due to the acquisition of MidWestOne. Potential problem loans require heightened management review given the pace at which a credit may deteriorate, the potential duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on the underlying real estate or collateral values.
Table 9: Nonperforming Assets

(in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Nonperforming loans:
Commercial & industrial	$19,382	$10,314	$8,741
Owner-occupied CRE	20,039	6,938	4,399
Agricultural	12,178	10,476	9,853
CRE investment	11,101	497	1,293
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	8,864	3,022	3,535
Residential junior mortgage	1,720	311	394
Retail & other	210	121	110
Total nonaccrual loans	73,494	31,679	28,325
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$73,494	$31,679	$28,325
Nonaccrual loans (included above) covered by guarantees	$18,464	$10,483	$7,538
OREO:
Commercial real estate owned	$4,399	$70	$333
Residential real estate owned	—	—	16
Bank property real estate owned	1,586	597	597
Total OREO	5,985	667	946
Total nonperforming assets	$79,479	$32,346	$29,271
Ratios:
Nonperforming loans to total loans	0.68%	0.46%	0.42%
Nonperforming assets to total loans plus OREO	0.73%	0.47%	0.43%
Nonperforming assets to total assets	0.51%	0.35%	0.33%
ACL-Loans to nonperforming loans	182%	217%	238%
ACL-Loans to total loans	1.23%	1.01%	1.00%

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
Total deposits of $12.6 billion at March 31, 2026, increased $4.9 billion (63%) from December 31, 2025, due to the MidWestOne acquisition. Core deposit balances of $12.0 billion at March 31, 2026, increased $4.7 billion from December 31, 2025, while brokered deposits increased $178 million. The deposit composition is presented in Table 10 below.
Table 10: Period End Deposit Composition

	March 31, 2026		December 31, 2025		March 31, 2025
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$2,537,729	20%	$1,828,928	24%	$1,689,129	22%
Interest-bearing demand	2,516,924	20%	1,263,276	16%	1,239,075	16%
Money market	2,955,846	23%	2,056,550	26%	1,988,648	26%
Savings	1,763,204	14%	834,520	11%	794,223	11%
Time	2,850,661	23%	1,747,497	23%	1,861,115	25%
Total deposits	$12,624,364	100%	$7,730,771	100%	$7,572,190	100%
Brokered transaction accounts	$175,000	2%	$25,000	—%	$100,000	1%
Brokered time deposits	409,922	3%	382,116	5%	585,372	8%
Total brokered deposits *	$584,922	5%	$407,116	5%	$685,372	9%
Customer transaction accounts	$9,598,703	76%	$5,958,274	77%	$5,611,075	74%
Customer time deposits	2,440,739	19%	1,365,381	18%	1,275,743	17%
Total customer deposits (core) *	$12,039,442	95%	$7,323,655	95%	$6,886,818	91%
* During first quarter 2026, Nicolet reclassified fully reciprocated deposit balances with ICS from brokered deposits to core deposits to be more consistent with the presentation typically used by peer banks. The ICS reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to distribute deposits that exceed FDIC insurance coverage limits to numerous institutions in order to provide insurance coverage for all participating deposits. Prior periods have been restated to reflect this change. There was no change to total deposits or the deposit categories resulting from the reclassification.
Total estimated uninsured deposits were $4.4 billion (representing 35% of total deposits) at March 31, 2026, compared to $2.5 billion (representing 32% of total deposits) at December 31, 2025.

Liquidity Management
Liquidity management refers to the ability to ensure that adequate liquid funds are available to meet the current and future cash flow obligations arising in the daily operations of the Company. These cash flow obligations include the ability to meet the commitments to borrowers for extensions of credit, accommodate deposit cycles and trends, fund capital expenditures, pay dividends to stockholders (if any), and satisfy other operating expenses. The Company’s most liquid assets are cash and due from banks and interest-earning deposits, which totaled $615 million and $660 million at March 31, 2026 and December 31, 2025, respectively. Balances of these liquid assets are dependent on our operating, investing, and financing activities during any given period.
The $45 million decrease in cash and cash equivalents since year-end 2025 included $16 million net cash provided by operating activities (mostly earnings), $66 million net cash provided by investing activities (with net cash acquired from MidWestOne used to fund loan growth), and $127 million net cash used in financing activities (mostly deposit declines, repayments of borrowings, and common stock repurchases). As of March 31, 2026, management believed that adequate liquidity existed to meet all projected cash flow obligations.
Nicolet’s primary sources of funds include the core deposit base, repayment and maturity of loans, investment securities calls, maturities, and sales, and procurement of brokered deposits or other wholesale funding. At March 31, 2026, approximately 27% of the investment securities portfolio was pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Liquidity sources available to the Company at March 31, 2026, are presented in Table 11 below.

Table 11: Liquidity Sources

(in millions)	March 31, 2026
Fed Funds Lines	$275
Brokered Capacity	2,232
Total Uncollateralized Lines	2,507
Securities Collateral Available	1,600
FHLB Borrowing Availability	478
Fed Discount Window	12
Total Collateralized Lines	2,090
Total Liquidity Funding Availability	$4,597
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, dividend payments, debt service requirements, and, when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. At March 31, 2026, the Parent Company had $101 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.

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
Among other scenarios, we assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned above and reflect the current interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at March 31, 2026 and December 31, 2025, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 12 below. The results are in compliance with Nicolet’s policy guidelines.
Table 12: Interest Rate Sensitivity

	March 31, 2026	December 31, 2025
200 bps decrease in interest rates	(4.7)%	(3.8)%
100 bps decrease in interest rates	(2.3)%	(2.0)%
100 bps increase in interest rates	2.3%	2.1%
200 bps increase in interest rates	4.6%	4.2%

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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At March 31, 2026, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in strategic growth. A summary of the Company’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.
Table 13: Capital

	At or for the Three Months Ended	At or for the Year Ended
($ in thousands)	March 31, 2026	December 31, 2025
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$22,401	$76,561
Common stock repurchased during the period (full shares)	149,499	646,002
Company Risk-Based Capital:
Total risk-based capital	$1,590,965	$1,107,849
Tier 1 risk-based capital	1,357,132	943,398
Common equity Tier 1 capital	1,357,132	902,964
Total capital ratio	12.5%	14.8%
Tier 1 capital ratio	10.7%	12.6%
Common equity tier 1 capital ratio	10.7%	12.0%
Tier 1 leverage ratio	11.8%	10.7%
Bank Risk-Based Capital:
Total risk-based capital	$1,548,586	$907,726
Tier 1 risk-based capital	1,407,451	835,920
Common equity Tier 1 capital	1,407,451	835,920
Total capital ratio	12.2%	12.1%
Tier 1 capital ratio	11.1%	11.2%
Common equity tier 1 capital ratio	11.1%	11.2%
Tier 1 leverage ratio	12.5%	9.5%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities, dividends, or repayment of equity-equivalent debt) in light of strategic plans. Through an ongoing repurchase program, the Board has authorized the repurchase of Nicolet’s common stock as an alternative use of capital. At March 31, 2026, there remained $57 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

Critical Accounting Policies and Estimates
Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Material estimates may be used in accounting for, among other items, the allowance for credit losses, valuation of loans in acquisition transactions, useful lives for depreciation and amortization, fair value of financial instruments, impairment calculations, valuation of deferred tax assets, uncertain income tax positions, and contingencies. These estimates and assumptions are based on management’s knowledge of historical experience, current information, and other factors deemed to be relevant; accordingly, as this information changes, actual results could differ from those estimates. Factors that may cause sensitivity to the aforementioned estimates include but are not limited to: external market factors such as market interest rates and employment rates, changes to operating policies and procedures, changes in applicable banking or tax regulations, and changes to deferred tax estimates. Nicolet considers accounting estimates to be critical to reported financial results if the accounting estimate requires management to make assumptions about matters that are highly uncertain and different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on the financial statements. The accounting estimates we consider to be critical are the determination of the allowance for credit losses and accounting for business combinations. The Company implemented a new model for the estimation of the allowance for credit losses - loans in first quarter 2026.

Allowance for Credit Losses - Loans
Management’s evaluation process used to determine the appropriateness of the Allowance for Credit Losses - Loans (“ACL-Loans”) is inherently subjective as it requires material estimates and assumptions. The ACL-Loans represents management's best estimate of lifetime credit losses for loans. Under the current expected credit losses (“CECL”) guidance, management has flexibility in selecting the methodology for estimating expected credit losses, which must be calculated over the asset’s contractual term, and adjusted for prepayments or curtailments, utilizing quantitative and qualitative factors. Management uses complex models to forecast future economic conditions based on specific macroeconomic variables for each loan pool.

The appropriateness of the ACL is monitored, considering factors such as: CECL model outputs; loan portfolio quality and risk ratings; economic conditions; loan concentrations and growth rates; past due and nonperforming trends; specific loss estimates for significant problem loans; historical charge-off and recovery experience. Nicolet uses economic projections from a reputable and independent third party to inform its loss driver forecasts over the forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

Since economic conditions and forecasts can change, and future events are inherently difficult to predict, the estimated credit losses on loans, and therefore the appropriateness of the ACL, could change significantly. It is challenging to estimate how changes in any single economic factor or input might affect the overall allowance, as many factors and inputs are considered. These changes may not occur at the same rate or be consistent across all product types. Additionally, improvements in one factor may offset deterioration in others.

Accounting for Business Combinations
We account for acquisitions under Financial Accounting Standards Board (“FASB”) ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Assets acquired and liabilities assumed in a business combination are recorded at the estimated fair value on their purchase date. The fair value adjustments assigned to assets and liabilities, as well as their related useful lives, are subject to judgment and estimation by management. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. When amounts allocated to assets acquired and liabilities assumed are greater than the purchase price, a bargain purchase gain is recognized. Useful lives are determined based on the expected future period of the benefit of the asset or liability, the assessment of which considers various characteristics of the asset or liability, including the historical cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk at March 31, 2026, from that presented in our 2025 Annual Report on Form 10-K. See section “Interest Rate Sensitivity Management and Impact of Inflation” within Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2, for our interest rate sensitivity position at March 31, 2026.

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

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of Nicolet’s common stock made during first quarter 2026 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
January 1 – January 31, 2026	18,347	$143.29	13,914
February 1 – February 28, 2026	83,640	154.31	60,809
March 1 – March 31, 2026	90,201	148.11	74,776
Total	192,188	$150.35	149,499	383,000
a.During first quarter 2026, the Company withheld 10,694 common shares for minimum tax withholding settlements on restricted stock, and 31,995 common shares were withheld to satisfy the exercise price and tax withholding requirements on stock option exercises. These are not considered “repurchases” and, therefore, do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
b.The Board of Directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $396 million to repurchase outstanding shares of common stock. At March 31, 2026, approximately $57 million remained available under this common stock repurchase program, or approximately 383,000 shares of common stock (based upon the closing stock price of $148.62 on March 31, 2026).

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
101
Interactive data files for Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page from Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

May 6, 2026	/s/ Michael E. Daniels
Michael E. Daniels
Chairman, President, and Chief Executive Officer

May 6, 2026	/s/ H. Phillip Moore, Jr.
H. Phillip Moore, Jr.
Chief Financial Officer