Form 10-Q
period 2026-06-30
NICOLET BANKSHARES INC
filed 2026-07-31
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2026 there were 20,957,513 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
June 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$153,492	$107,956
Interest-earning deposits	311,756	552,276
Cash and cash equivalents	465,248	660,232
Securities available for sale (“AFS”), at fair value	2,006,963	859,834
Other investments	116,575	63,247
Loans held for sale	19,388	13,620
Other assets held for sale	411,348	—
Loans	10,848,164	6,836,345
Allowance for credit losses - loans (“ACL-Loans”)	(133,584)	(68,806)
Loans, net	10,714,580	6,767,539
Premises and equipment, net	189,197	120,462
Bank owned life insurance (“BOLI”)	296,095	192,498
Goodwill and other intangibles, net	961,687	382,400
Accrued interest receivable and other assets	233,538	125,275
Total assets	$15,414,619	$9,185,107

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$2,717,610	$1,828,928
Interest-bearing deposits	9,805,726	5,901,843
Total deposits	12,523,336	7,730,771
Long-term borrowings	92,750	134,860
Other liabilities held for sale	388,060	—
Accrued interest payable and other liabilities	138,999	61,814
Total liabilities	13,143,145	7,927,445

Stockholders’ Equity:
Common stock	211	148
Additional paid-in capital	1,552,947	583,257
Retained earnings	755,311	697,799
Accumulated other comprehensive income (loss)	(36,995)	(23,542)
Total stockholders’ equity	2,271,474	1,257,662
Total liabilities and stockholders’ equity	$15,414,619	$9,185,107

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	60,000,000	30,000,000
Common shares outstanding	21,060,762	14,811,445
Common shares issued	21,228,645	14,930,213
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Loans, including loan fees	$174,705	$105,976	$314,489	$206,642
Investment securities:
Taxable	19,305	6,027	31,260	11,587
Tax-exempt	1,692	1,017	3,050	2,066
Other interest income	5,202	4,618	10,317	10,084
Total interest income	200,904	117,638	359,116	230,379
Interest expense:
Deposits	57,321	40,472	103,977	79,937
Long-term borrowings	2,112	2,057	4,109	4,127
Total interest expense	59,433	42,529	108,086	84,064
Net interest income	141,471	75,109	251,030	146,315
Provision for credit losses	1,500	1,050	7,550	2,550
Net interest income after provision for credit losses	139,971	74,059	243,480	143,765
Noninterest income:
Wealth management fee income	11,738	6,811	22,393	13,786
Mortgage income, net	3,624	2,907	7,163	4,833
Service charges on deposit accounts	4,139	1,962	7,288	3,987
Card interchange income	6,332	3,699	10,560	7,036
BOLI income	2,305	1,429	4,187	2,849
Deferred compensation plan asset market valuations	1,947	1,437	1,670	1,482
LSR income, net	778	950	1,489	2,007
Asset gains (losses), net	2,364	(199)	1,497	(553)
Other noninterest income	3,052	1,637	5,326	3,429
Total noninterest income	36,279	20,633	61,573	38,856
Noninterest expense:
Personnel	50,612	29,114	88,771	55,635
Occupancy, equipment and office	16,398	9,104	28,773	18,434
Business development and marketing	3,184	1,593	5,521	3,693
Data processing	7,758	4,682	13,943	9,207
Intangibles amortization	6,156	1,481	10,252	3,033
FDIC assessments	1,801	1,029	3,076	1,969
Merger-related expense	7,403	—	48,089	—
Other noninterest expense	10,452	2,916	15,134	5,735
Total noninterest expense	103,764	49,919	213,559	97,706
Income before income tax expense	72,486	44,773	91,494	84,915
Income tax expense	15,585	8,738	19,397	16,288
Net income	$56,901	$36,035	$72,097	$68,627
Earnings per common share:
Basic	$2.68	$2.40	$3.65	$4.53
Diluted	$2.62	$2.34	$3.56	$4.42
Weighted average common shares outstanding:
Basic	21,207,876	15,029,137	19,727,911	15,142,129
Diluted	21,728,914	15,431,127	20,246,022	15,538,082
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$56,901	$36,035	$72,097	$68,627
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	3,047	5,698	(16,866)	14,911
Net realized (gains) losses included in income	34	(1)	36	(4)
Income tax (expense) benefit	(649)	(1,324)	3,377	(3,258)
Total other comprehensive income (loss)	2,432	4,373	(13,453)	11,649
Comprehensive income (loss)	$59,333	$40,408	$58,644	$80,276
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at March 31, 2026	$213	$1,589,992	$706,099	$(39,427)	$2,256,877
Comprehensive income:
Net income, three months ended June 30, 2026	—	—	56,901	—	56,901
Other comprehensive income (loss)	—	—	—	2,432	2,432
Stock-based compensation expense	—	3,525	—	—	3,525
Cash dividends on common stock, $0.36 per share	—	—	(7,689)	—	(7,689)
Issuance of stock in stock-based compensation plans	1	475	—	—	476
Purchase of stock in stock-based compensation plans	—	(836)	—	—	(836)
Issuance of common stock	—	30	—	—	30
Purchase and retirement of common stock	(3)	(40,239)	—	—	(40,242)
Balances at June 30, 2026	$211	$1,552,947	$755,311	$(36,995)	$2,271,474
Balances at March 31, 2025	$152	$630,340	$594,068	$(41,292)	$1,183,268
Comprehensive income:
Net income, three months ended June 30, 2025	—	—	36,035	—	36,035
Other comprehensive income (loss)	—	—	—	4,373	4,373
Stock-based compensation expense	—	2,123	—	—	2,123
Cash dividends on common stock, $0.32 per share	—	—	(4,860)	—	(4,860)
Issuance of stock in stock-based compensation plans	—	2,553	—	—	2,553
Purchase of stock in stock-based compensation plans	—	(3,424)	—	—	(3,424)
Issuance of common stock	—	19	—	—	19
Purchase and retirement of common stock	(3)	(29,986)	—	—	(29,989)
Balances at June 30, 2025	$149	$601,625	$625,243	$(36,919)	$1,190,098
Balances at December 31, 2025	$148	$583,257	$697,799	$(23,542)	$1,257,662
Comprehensive income:
Net income, six months ended June 30, 2026	—	—	72,097	—	72,097
Other comprehensive income (loss)	—	—	—	(13,453)	(13,453)
Issuance of common stock in acquisition	66	1,030,223	—	—	1,030,289
Stock-based compensation expense	—	10,329	—	—	10,329
Cash dividends on common stock, $0.68 per share	—	—	(14,585)	—	(14,585)
Issuance of stock in stock-based compensation plans	2	3,530	—	—	3,532
Purchase of stock in stock-based compensation plans	(1)	(11,813)	—	—	(11,814)
Issuance of common stock	—	60	—	—	60
Purchase and retirement of common stock	(4)	(62,639)	—	—	(62,643)
Balances at June 30, 2026	$211	$1,552,947	$755,311	$(36,995)	$2,271,474
Balances at December 31, 2024	$154	$655,540	$565,772	$(48,568)	$1,172,898
Comprehensive income:
Net income, six months ended June 30, 2025	—	—	68,627	—	68,627
Other comprehensive income (loss)	—	—	—	11,649	11,649
Stock-based compensation expense	—	3,587	—	—	3,587
Cash dividends on common stock, $0.60 per share	—	—	(9,156)	—	(9,156)
Issuance of stock in stock-based compensation plans	—	5,846	—	—	5,846
Purchase of stock in stock-based compensation plans	—	(7,373)	—	—	(7,373)
Issuance of common stock	—	56	—	—	56
Purchase and retirement of common stock	(5)	(56,031)	—	—	(56,036)
Balances at June 30, 2025	$149	$601,625	$625,243	$(36,919)	$1,190,098
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$72,097	$68,627
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	3,203	7,385
Provision for credit losses	7,550	2,550
Increase in cash surrender value of life insurance	(4,196)	(2,849)
Stock-based compensation expense	10,329	3,587
Asset (gains) losses, net	(1,497)	553
Gain on sale of loans held for sale, net	(5,657)	(3,482)
Proceeds from sale of loans held for sale	200,647	106,410
Origination of loans held for sale	(201,853)	(106,465)
Loss on early extinguishment of debt	5,377	—
Net change in accrued interest receivable and other assets	21,668	(1,744)
Net change in accrued interest payable and other liabilities	2,019	6,122
Net cash provided by (used in) operating activities	109,687	80,694
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(15,857)	(210,716)
Purchases of securities AFS	(471,997)	(68,718)
Proceeds from sales of securities AFS	282,219	1,250
Proceeds from calls and maturities of securities AFS	140,799	38,761
Purchases of other investments	(40,276)	(2,239)
Proceeds from sales of other investments	5,217	4,448
Net (increase) decrease in premises and equipment	(5,332)	(1,007)
Net (increase) decrease in other real estate and other assets	3,038	192
Net cash (paid) received in business combination	165,640	—
Net cash provided by (used in) investing activities	63,451	(238,029)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(141,566)	137,989
Repayments of long-term borrowings	(141,106)	(27,400)
Purchase and retirement of common stock	(62,643)	(56,036)
Cash dividends paid on common stock	(14,585)	(9,156)
Proceeds from issuance of common stock	60	56
Proceeds from issuance of common stock in stock-based compensation plans	3,532	5,846
Purchases of common stock in stock-based compensation plans	(11,814)	(7,373)
Net cash provided by (used in) financing activities	(368,122)	43,926
Net increase (decrease) in cash and cash equivalents	(194,984)	(113,409)
Cash and cash equivalents:
Beginning	660,232	536,047
Ending *	$465,248	$422,638
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$110,134	$83,038
Cash paid for taxes	17,325	16,500
Transfer of loans and bank premises to other real estate owned	760	395
Capitalized mortgage servicing rights	2,457	1,219
Acquisitions:
Fair value of assets acquired	$6,048,000	$—
Fair value of liabilities assumed	5,484,000	—
Net assets acquired	564,000	—
* Cash and cash equivalents included $10 million and $0.3 million of restricted cash at June 30, 2026 and June 30, 2025, respectively.
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
Under the DCF method, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, probability of default, and loss given default. The modeling of expected prepayment speeds and curtailment rates are based on historical internal data. The Company uses regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the economic variables, which may include the U.S. unemployment, national retail sales, CRE index, and U.S. gross domestic product.
Under the DCF method, management has determined that four quarters represents a reasonable and supportable forecast period and then reverts back to the long-run average of each considered economic factor over a four quarter period. Management leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four quarter forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment and curtailment) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument level net present value of expected cash flows (“NPV”). An ACL is established for the difference between the instrument’s NPV and amortized cost basis. In addition, management utilizes qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry, or business specific data, changes in underlying loan composition of specific portfolios, changes in collateral values, and trends relating to credit quality, delinquency, nonaccrual, or adversely rated loans. The transition to the DCF methodology for pooled loan segments did not have a significant impact to the recorded ACL.
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

Note 2 – Acquisitions and Divestitures
MidWestOne Financial Group, Inc. (“MidWestOne”) Acquisition: On February 13, 2026, Nicolet completed its acquisition of MidWestOne. MidWestOne stockholders received 0.3175 shares of Nicolet common stock for each share of MidWestOne common stock owned, resulting in the issuance of approximately 6.6 million shares of Nicolet common stock valued at $1.0 billion (based upon the closing stock price of Nicolet’s common stock on February 13, 2026, of $155.19 per share). With the MidWestOne acquisition, Nicolet is one of the largest community banks in the Upper Midwest.

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

	Six Months Ended	Year Ended
(In thousands, except per share data)	June 30, 2026	December 31, 2025
Total revenue, net of interest expense	$349,083	$661,267
Net income	$129,166	$158,011
Diluted earnings per common share	$6.06	$7.19

Denver Branches Divestiture: On April 21, 2026, Nicolet entered into a definitive purchase and assumption agreement to sell its Denver, Colorado banking branches (acquired in the MidWestOne transaction) to Sunwest Bank. This was an all-cash transaction that closed on July 28, 2026. As of June 30, 2026, the Denver locations had total loans of approximately $402 million and deposits of approximately $388 million, which have been reflected as other assets held for sale and other liabilities held for sale on the consolidated balance sheets based on the estimated sale proceeds.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net income	$56,901	$36,035	$72,097	$68,627
Weighted average common shares outstanding	21,208	15,029	19,728	15,142
Effect of dilutive common stock awards	521	402	518	396
Diluted weighted average common shares outstanding	21,729	15,431	20,246	15,538
Basic earnings per common share*	$2.68	$2.40	$3.65	$4.53
Diluted earnings per common share*	$2.62	$2.34	$3.56	$4.42
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
For the three and six months ended June 30, 2026 and June 30, 2025, less than 0.1 million shares were excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

Note 4 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plan to certain officers, employees, and directors. The plan is administered by a committee of the Board of Directors, and at June 30, 2026, approximately 0.3 million shares were available for grant under this plan. Stock options generally will expire ten years after the date of grant, have an exercise price equal to the Company’s closing stock price on the date of grant, and will become exercisable based upon vesting terms provided for in the grant. Restricted stock grants include time-based restricted stock awards and performance-based restricted stock units, are generally issued at the Company’s closing stock price on the date of grant, and the restrictions lapse based upon the vesting terms provided for in the grant and are contingent upon continued employment.

The Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2025	979,334	$71.35
Granted	—	—
Exercise of stock options *	(61,605)	57.32
Forfeited	—	—
Outstanding - June 30, 2026	917,729	$72.29	4.4	$85,443
Exercisable - June 30, 2026	800,944	$71.46	4.0	$75,235

* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the six months ended June 30, 2026, 35,651 such shares were withheld by the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the six months ended June 30, 2026 and 2025 was approximately $5.8 million and $7.1 million, respectively.
The Company’s restricted stock awards and restricted stock units activity is summarized below.

	Time-Based Restricted Stock Awards	Performance-Based Restricted Stock Units	Total Restricted Stock
Restricted Shares Outstanding
Outstanding December 31, 2025	118,768	30,000	148,768
Granted	59,229	91,000	150,229
Vested *	(9,919)	(30,328)	(40,247)
Forfeited	(195)	—	(195)
Outstanding June 30, 2026	167,883	90,672	258,555
Weighted Average Grant Date Fair Value
Outstanding December 31, 2025	$110.74	$137.68	$116.17
Granted	138.19	132.74	134.89
Vested *	111.94	132.74	127.61
Forfeited	126.76	—	126.76
Outstanding June 30, 2026	$120.34	$134.37	$125.26
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable withholding at the minimum statutory withholding rate, and accordingly 12,609 shares were surrendered for the six months ended June 30, 2026.
The Company recognized approximately $9.7 million and $2.9 million of stock-based compensation expense (included in personnel and merger-related expense on the consolidated statements of income) for the six months ended June 30, 2026 and 2025, respectively, associated with its common stock awards granted to officers and employees. In addition, for the six months ended June 30, 2026, the Company recognized approximately $0.7 million of director expense (included in other noninterest expense on the consolidated statements of income) for restricted stock grants totaling 4,719 shares with immediate vesting to directors, while for the six months ended June 30, 2025, the Company recognized $0.7 million of director expense for restricted stock grants totaling 5,656 shares with immediate vesting to directors, in each case representing the annual stock retainer fee paid to external board members. As of June 30, 2026, there was approximately $33.8 million of unrecognized compensation cost related to equity award grants, which is expected to be recognized over the remaining vesting period of approximately four years. The Company recognized a tax benefit of approximately $1.4 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

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

The amortized cost and fair value of securities AFS are summarized as follows.

	June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$288,288	$492	$4,078	$284,702
U.S. government agency securities	27,121	—	344	26,777
State, county and municipals	367,314	471	17,559	350,226
Mortgage-backed securities	1,247,459	2,008	32,941	1,216,526
Corporate debt securities	127,865	2,231	1,364	128,732
Total securities AFS	$2,058,047	$5,202	$56,286	$2,006,963

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$25,056	$2	$1,004	$24,054
U.S. government agency securities	4,189	4	21	4,172
State, county and municipals	289,826	323	15,325	274,824
Mortgage-backed securities	513,715	3,898	20,832	496,781
Corporate debt securities	61,302	226	1,525	60,003
Total securities AFS	$894,088	$4,453	$38,707	$859,834
Proceeds and realized gains or losses from the sale of AFS securities were as follows.

	Six Months Ended June 30,
(in thousands)	2026	2025
Securities AFS:
Gross gains	$20	$4
Gross losses	(56)	—
Gains (losses) on sales of securities AFS, net	$(36)	$4
Proceeds from sales of securities AFS *	$282,219	$1,250
* Includes proceeds of $220 million recognized on the sale of securities AFS upon acquisition of MidWestOne in 2026 for which no gain or loss was recognized in the income statement as the investment securities were marked to fair value through purchase accounting.

The majority of the mortgage-backed securities included in the securities portfolio were issued by U.S. government agencies and corporations. Investment securities with a carrying value of $511 million and $497 million, as of June 30, 2026 and December 31, 2025, respectively, were pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Accrued interest on investment securities totaled $9 million and $5 million at June 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	June 30, 2026
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$235,186	$3,017	$14,446	$1,061	$249,632	$4,078	14
U.S. government agency securities	24,520	327	2,220	17	26,740	344	11
State, county and municipals	108,977	2,710	204,041	14,849	313,018	17,559	427
Mortgage-backed securities	745,011	11,628	209,249	21,313	954,260	32,941	490
Corporate debt securities	42,508	467	20,653	897	63,161	1,364	43
Total	$1,156,202	$18,149	$450,609	$38,137	$1,606,811	$56,286	985

	December 31, 2025
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$14,598	$1,004	$14,598	$1,004	1
U.S. government agency securities	411	—	2,825	21	3,236	21	8
State, county and municipals	7,002	38	229,648	15,287	236,650	15,325	388
Mortgage-backed securities	31,213	145	232,400	20,687	263,613	20,832	376
Corporate debt securities	2,332	20	40,093	1,505	42,425	1,525	30
Total	$40,958	$203	$519,564	$38,504	$560,522	$38,707	803
As of June 30, 2026 and December 31, 2025, no allowance for credit losses on AFS securities was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these AFS securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.
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

As of June 30, 2026	Securities AFS
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$65,181	$64,748
Due in one year through five years	419,642	409,227
Due after five years through ten years	257,447	251,570
Due after ten years	68,318	64,892
	810,588	790,437
Mortgage-backed securities	1,247,459	1,216,526
Total investment securities	$2,058,047	$2,006,963

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

(in thousands)	June 30, 2026	December 31, 2025
Federal Reserve Bank stock	$67,009	$33,541
Federal Home Loan Bank (“FHLB”) stock	13,359	7,735
Equity securities with readily determinable fair values	12,763	9,505
Other investments	23,444	12,466
Total other investments	$116,575	$63,247

Note 6 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	June 30, 2026		December 31, 2025
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$2,350,769	22%	$1,367,522	20%
Owner-occupied commercial real estate (“CRE”)	1,543,772	14	939,587	14
Agricultural	1,765,864	16	1,415,425	21
CRE investment	2,329,696	22	1,188,351	17
Construction & land development	571,280	5	326,638	5
Residential construction	139,823	1	95,268	1
Residential first mortgage	1,584,362	15	1,193,683	17
Residential junior mortgage	474,964	4	268,188	4
Retail & other	87,634	1	41,683	1
Loans	10,848,164	100%	6,836,345	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	133,584		68,806
Loans, net	$10,714,580		$6,767,539
Allowance for credit losses - Loans to loans	1.23%		1.01%
Accrued interest on loans totaled $43 million and $21 million at June 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.
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

A roll forward of the allowance for credit losses - loans is summarized as follows.

	Three Months Ended		Six Months Ended		Year Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	December 31, 2025
Beginning balance	$133,435	$67,480	$68,806	$66,322	$66,322
ACL on acquired PCD loans	—	—	19,735	—	—
ACL on acquired PSL loans	—	—	44,377	—	—
Provision for credit losses - loans	800	1,300	2,150	2,800	4,300
Charge-offs	(714)	(568)	(1,586)	(956)	(2,263)
Recoveries	63	196	102	242	447
Net (charge-offs) recoveries	(651)	(372)	(1,484)	(714)	(1,816)
Ending balance	$133,584	$68,408	$133,584	$68,408	$68,806
The following tables present the balance and activity in the ACL-Loans by portfolio segment.

	Six Months Ended June 30, 2026
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$16,905	$5,289	$9,434	$15,038	$3,611	$1,250	$13,310	$3,351	$618	$68,806
ACL on PCD loans	8,174	2,168	518	5,300	2,638	—	204	49	684	19,735
ACL on PSL loans	21,262	4,254	1,739	7,758	3,192	718	3,920	1,223	311	44,377
Provision	(10,027)	4,787	(563)	1,670	1,761	(1,147)	248	4,215	1,206	2,150
Charge-offs	(804)	(23)	—	—	—	—	(33)	(42)	(684)	(1,586)
Recoveries	38	—	5	—	—	—	1	4	54	102
Net (charge-offs) recoveries	(766)	(23)	5	—	—	—	(32)	(38)	(630)	(1,484)
Ending balance	$35,548	$16,475	$11,133	$29,766	$11,202	$821	$17,650	$8,800	$2,189	$133,584
As % of ACL-Loans	27%	12%	8%	22%	8%	1%	13%	7%	2%	100%

	Year Ended December 31, 2025
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$16,147	$5,362	$9,957	$14,616	$2,658	$1,234	$12,590	$2,827	$931	$66,322
Provision	2,154	(79)	(458)	422	953	16	817	522	(47)	4,300
Charge-offs	(1,577)	(189)	(65)	—	—	—	(98)	(2)	(332)	(2,263)
Recoveries	181	195	—	—	—	—	1	4	66	447
Net (charge-offs) recoveries	(1,396)	6	(65)	—	—	—	(97)	2	(266)	(1,816)
Ending balance	$16,905	$5,289	$9,434	$15,038	$3,611	$1,250	$13,310	$3,351	$618	$68,806
As % of ACL-Loans	24%	8%	14%	22%	5%	2%	19%	5%	1%	100%
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
Management allocates the ACL-Loans by pools of risk within each loan portfolio segment. The allocation methodology consists of the following components. First, a specific reserve is established for individually evaluated credit-deteriorated loans, which management defines as nonaccrual credit relationships over $500,000, collateral dependent loans, purchased credit deteriorated loans, and other loans with evidence of credit deterioration. The specific reserve in the ACL-Loans for these credit deteriorated loans is equal to the aggregate collateral or discounted cash flow shortfall. Next, management uses a DCF model to estimate expected credit losses on segmented loan pools that exhibit similar risk characteristics. The DCF model calculates an expected loss percentage for each loan category by considering probability of default, using life-of-loan analysis periods for all loan segments, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan category. For each of these loan pools, the Company generates cash flow projections at the instrument level adjusting payment expectations for estimated prepayment speed, curtailments, probability of default, and loss given default. Lastly, additional qualitative adjustments are applied for risk factors that are not considered in the modeling process but are relevant in assessing the expected credit losses within the loan pools. Management utilizes a qualitative factor framework to provide a qualitative estimate of the expected credit losses inherent in the loan portfolio in relation to potential limitations of the quantitative model.
Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in accrued interest payable and other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The reserve for unfunded commitments was $8.4 million and $3.0 million at June 30, 2026 and December 31, 2025, respectively.
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

	Three Months Ended		Six Months Ended		Year Ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	December 31, 2025
Provision for credit losses on:
Loans	$800	$1,300	$2,150	$2,800	$4,300
Unfunded commitments	700	(250)	5,400	(250)	(50)
Total	$1,500	$1,050	$7,550	$2,550	$4,250

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

June 30, 2026	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$14,537	$14,537	$8,407	$6,130	$4,210
Owner-occupied CRE	19,759	—	19,759	16,531	3,228	425
Agricultural	5,919	2,892	8,811	8,811	—	—
CRE investment	9,136	—	9,136	1,667	7,469	661
Construction & land development	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	2,376	—	2,376	2,287	89	6
Residential junior mortgage	278	—	278	—	278	4
Retail & other	—	—	—	—	—	—
Total loans	$37,468	$17,429	$54,897	$37,703	$17,194	$5,306

December 31, 2025	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$9,111	$9,111	$5,986	$3,125	$322
Owner-occupied CRE	5,755	—	5,755	5,755	—	—
Agricultural	6,784	3,589	10,373	10,373	—	—
CRE investment	497	—	497	497	—	—
Construction & land development	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	1,847	—	1,847	1,486	361	1
Residential junior mortgage	166	—	166	166	—	—
Retail & other	—	—	—	—	—	—
Total loans	$15,049	$12,700	$27,749	$24,263	$3,486	$323

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	June 30, 2026
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$722	$18,409	$2,331,638	$2,350,769
Owner-occupied CRE	2,134	21,661	1,519,977	1,543,772
Agricultural	107	9,661	1,756,096	1,765,864
CRE investment	—	9,446	2,320,250	2,329,696
Construction & land development	5	100	571,175	571,280
Residential construction	557	—	139,266	139,823
Residential first mortgage	3,663	10,214	1,570,485	1,584,362
Residential junior mortgage	1,015	1,862	472,087	474,964
Retail & other	728	192	86,714	87,634
Total loans	$8,931	$71,545	$10,767,688	$10,848,164
Percent of total loans	0.1%	0.7%	99.2%	100.0%

	December 31, 2025
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$541	$10,314	$1,356,667	$1,367,522
Owner-occupied CRE	3,311	6,938	929,338	939,587
Agricultural	123	10,476	1,404,826	1,415,425
CRE investment	250	497	1,187,604	1,188,351
Construction & land development	29	—	326,609	326,638
Residential construction	601	—	94,667	95,268
Residential first mortgage	5,305	3,022	1,185,356	1,193,683
Residential junior mortgage	494	311	267,383	268,188
Retail & other	453	121	41,109	41,683
Total loans	$11,107	$31,679	$6,793,559	$6,836,345
Percent of total loans	0.1%	0.5%	99.4%	100.0%

The following table presents nonaccrual loans by portfolio segment.

	June 30, 2026		December 31, 2025
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$18,409	26%	$10,314	32%
Owner-occupied CRE	21,661	30	6,938	22
Agricultural	9,661	14	10,476	33
CRE investment	9,446	13	497	2
Construction & land development	100	—	—	—
Residential construction	—	—	—	—
Residential first mortgage	10,214	14	3,022	10
Residential junior mortgage	1,862	3	311	1
Retail & other	192	—	121	—
Nonaccrual loans	$71,545	100%	$31,679	100%
Percent of total loans	0.7%		0.5%

Credit Quality Information:
The following tables present total loans by risk categories and year of origination, as well as gross charge-offs by year of origination. Acquired loans have been included based upon the actual origination date.

June 30, 2026	Amortized Cost Basis by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$238,582	$448,744	$171,621	$155,496	$173,209	$273,263	$660,336	$—	$2,121,251
Grade 5	6,300	10,281	6,695	14,850	10,944	17,310	56,582	—	122,962
Grade 6	—	13,799	2,626	1,547	2,755	4,519	4,900	—	30,146
Grade 7 *	1,395	1,710	9,013	6,404	18,302	13,588	25,998	—	76,410
Total	$246,277	$474,534	$189,955	$178,297	$205,210	$308,680	$747,816	$—	$2,350,769
Current period gross charge-offs	$—	$(29)	$(128)	$(360)	$(105)	$(12)	$(170)	$—	$(804)
Owner-occupied CRE
Grades 1-4	$122,988	$237,431	$167,387	$138,964	$202,434	$481,107	$16,406	$—	$1,366,717
Grade 5	354	5,348	8,323	17,029	15,682	50,186	147	—	97,069
Grade 6	—	—	180	—	2,469	5,572	115	—	8,336
Grade 7 *	111	913	6,063	12,888	15,443	34,503	1,729	—	71,650
Total	$123,453	$243,692	$181,953	$168,881	$236,028	$571,368	$18,397	$—	$1,543,772
Current period gross charge-offs	$—	$—	$—	$—	$—	$(23)	$—	$—	$(23)
Agricultural
Grades 1-4	$83,935	$230,580	$182,083	$125,319	$248,322	$350,702	$372,520	$—	$1,593,461
Grade 5	13,489	9,900	4,851	6,761	19,304	23,089	49,234	—	126,628
Grade 6	577	139	1,310	101	493	2,984	2,945	—	8,549
Grade 7 *	638	4,572	1,229	2,101	1,769	19,385	7,532	—	37,226
Total	$98,639	$245,191	$189,473	$134,282	$269,888	$396,160	$432,231	$—	$1,765,864
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
CRE investment
Grades 1-4	$77,769	$184,302	$197,062	$133,777	$373,786	$1,129,851	$47,430	$—	$2,143,977
Grade 5	—	911	4,441	19,202	26,204	51,852	—	—	102,610
Grade 6	—	—	—	20,000	18,246	1,056	—	—	39,302
Grade 7 *	—	1,153	—	10,271	13,463	18,920	—	—	43,807
Total	$77,769	$186,366	$201,503	$183,250	$431,699	$1,201,679	$47,430	$—	$2,329,696
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$43,384	$214,382	$117,061	$44,556	$26,257	$42,487	$3,258	$—	$491,385
Grade 5	—	12,675	826	4,395	44,456	1,011	56	—	63,419
Grade 6	—	—	—	—	162	—	—	—	162
Grade 7 *	—	—	—	831	15,483	—	—	—	16,314
Total	$43,384	$227,057	$117,887	$49,782	$86,358	$43,498	$3,314	$—	$571,280
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$27,731	$76,626	$8,673	$2,960	$4,523	$1,992	$10,292	$—	$132,797
Grade 5	401	163	—	6,462	—	—	—	—	7,026
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	—	—	—	—	—	—	—	—
Total	$28,132	$76,789	$8,673	$9,422	$4,523	$1,992	$10,292	$—	$139,823
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$99,690	$201,591	$129,180	$153,436	$385,219	$578,566	$8,797	$—	$1,556,479
Grade 5	273	1,358	636	1,539	3,517	5,661	242	—	13,226
Grade 6	—	—	—	80	49	624	—	—	753
Grade 7 *	—	237	689	1,392	3,378	8,208	—	—	13,904
Total	$99,963	$203,186	$130,505	$156,447	$392,163	$593,059	$9,039	$—	$1,584,362
Current period gross charge-offs	$—	$—	$—	$—	$—	$(33)	$—	$—	$(33)
Residential junior mortgage
Grades 1-4	$3,203	$15,191	$10,846	$14,646	$17,876	$28,002	$378,864	$3,262	$471,890
Grade 5	—	—	9	—	449	342	—	—	800
Grade 6	—	—	—	187	—	—	—	—	187
Grade 7 *	—	133	—	446	867	319	322	—	2,087
Total	$3,203	$15,324	$10,855	$15,279	$19,192	$28,663	$379,186	$3,262	$474,964
Current period gross charge-offs	$—	$—	$—	$—	$(42)	$—	$—	$—	$(42)
Retail & other
Grades 1-4	$10,716	$15,308	$7,766	$6,432	$5,527	$12,090	$29,603	$—	$87,442
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	63	31	74	22	2	—	—	192
Total	$10,716	$15,371	$7,797	$6,506	$5,549	$12,092	$29,603	$—	$87,634
Current period gross charge-offs	$—	$(13)	$(7)	$(99)	$(6)	$(129)	$(430)	$—	$(684)
Total loans	$731,536	$1,687,510	$1,038,601	$902,146	$1,650,610	$3,157,191	$1,677,308	$3,262	$10,848,164
* The total Grade 7 loans at June 30, 2026 included $25 million of loans covered by government loan program guarantees.

December 31, 2025	Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$297,093	$144,896	$92,466	$84,058	$80,057	$77,686	$424,640	$—	$1,200,896
Grade 5	4,152	6,622	14,051	12,515	3,471	6,448	53,059	—	100,318
Grade 6	13,593	896	1,497	2,677	826	—	13,285	—	32,774
Grade 7 *	805	2,580	3,612	4,170	4,901	4,817	12,649	—	33,534
Total	$315,643	$154,994	$111,626	$103,420	$89,255	$88,951	$503,633	$—	$1,367,522
Current period gross charge-offs	$(125)	$(103)	$(45)	$(76)	$(524)	$(8)	$(696)	$—	$(1,577)
Owner-occupied CRE
Grades 1-4	$132,613	$84,209	$77,111	$134,342	$113,456	$262,006	$2,321	$—	$806,058
Grade 5	1,653	6,496	12,864	14,243	24,479	25,868	49	—	85,652
Grade 6	—	13,038	1,511	1,311	—	1,097	—	—	16,957
Grade 7 *	—	1,676	3,718	1,970	6,523	17,033	—	—	30,920
Total	$134,266	$105,419	$95,204	$151,866	$144,458	$306,004	$2,370	$—	$939,587
Current period gross charge-offs	$—	$—	$—	$—	$—	$(189)	$—	$—	$(189)
Agricultural
Grades 1-4	$178,383	$178,254	$122,462	$233,078	$109,828	$184,017	$290,983	$—	$1,297,005
Grade 5	9,136	2,956	4,910	10,910	7,110	16,267	26,604	—	77,893
Grade 6	1,197	—	595	137	—	5,997	1,632	—	9,558
Grade 7 *	937	381	1,278	3,926	6,982	12,412	5,053	—	30,969
Total	$189,653	$181,591	$129,245	$248,051	$123,920	$218,693	$324,272	$—	$1,415,425
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(65)	$—	$(65)
CRE investment
Grades 1-4	$107,033	$115,996	$40,985	$233,167	$193,969	$438,694	$12,801	$—	$1,142,645
Grade 5	—	3,608	1,177	4,694	12,622	19,183	—	—	41,284
Grade 6	—	—	—	3,204	—	—	—	—	3,204
Grade 7 *	—	—	552	—	—	666	—	—	1,218
Total	$107,033	$119,604	$42,714	$241,065	$206,591	$458,543	$12,801	$—	$1,188,351
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$90,203	$125,309	$26,359	$25,189	$42,103	$11,642	$2,205	$—	$323,010
Grade 5	—	375	39	1,943	215	830	—	—	3,402
Grade 6	—	—	—	166	—	—	—	—	166
Grade 7 *	—	—	—	60	—	—	—	—	60
Total	$90,203	$125,684	$26,398	$27,358	$42,318	$12,472	$2,205	$—	$326,638
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$77,376	$12,131	$872	$2,917	$1,572	$400	$—	$—	$95,268
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	—	—	—	—	—	—	—	—
Total	$77,376	$12,131	$872	$2,917	$1,572	$400	$—	$—	$95,268
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$164,721	$118,575	$139,900	$310,381	$194,581	$253,195	$824	$—	$1,182,177
Grade 5	449	1,184	1,348	986	564	1,642	—	—	6,173
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	399	378	1,421	1,316	1,819	—	—	5,333
Total	$165,170	$120,158	$141,626	$312,788	$196,461	$256,656	$824	$—	$1,193,683
Current period gross charge-offs	$—	$(85)	$—	$—	$—	$(13)	$—	$—	$(98)
Residential junior mortgage
Grades 1-4	$9,258	$5,317	$6,072	$3,531	$2,539	$6,869	$229,989	$3,664	$267,239
Grade 5	—	12	—	454	—	—	171	—	637
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	—	—	48	—	—	264	—	312
Total	$9,258	$5,329	$6,072	$4,033	$2,539	$6,869	$230,424	$3,664	$268,188
Current period gross charge-offs	$—	$—	$—	$—	$—	$(2)	$—	$—	$(2)
Retail & other
Grades 1-4	$6,696	$3,821	$2,930	$3,485	$1,798	$3,997	$18,832	$—	$41,559
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	60	4	53	—	7	—	—	—	124
Total	$6,756	$3,825	$2,983	$3,485	$1,805	$3,997	$18,832	$—	$41,683
Current period gross charge-offs	$—	$(13)	$(11)	$—	$—	$(14)	$(294)	$—	$(332)
Total loans	$1,095,358	$828,735	$556,740	$1,094,983	$808,919	$1,352,585	$1,095,361	$3,664	$6,836,345
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
Modifications to Borrowers Experiencing Financial Difficulty:
The following table presents the amortized cost of loans that were made to borrowers experiencing financial difficulty and were modified during the six months ended June 30, 2025, aggregated by portfolio segment and type of modification. There were no loans to borrowers experiencing financial difficulty that were modified during the six months ended June 30, 2026.

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
As of June 30, 2026 and December 31, 2025, there were no loans made to borrowers experiencing financial difficulty that were modified during the current period and subsequently defaulted, and there were no commitments to lend additional funds to such debtors.
Note 7 – Goodwill and Other Intangibles and Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life that would affect expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance of the underlying operations or assets which give rise to the intangible. Management concluded no impairment was indicated for the six months ended June 30, 2026 and the year ended December 31, 2025. A summary of goodwill and other intangibles was as follows.

(in thousands)	June 30, 2026	December 31, 2025
Goodwill	$834,495	$367,387
Core deposit intangibles	117,264	13,655
Customer list intangibles	9,928	1,358
Other intangibles	127,192	15,013
Goodwill and other intangibles, net	$961,687	$382,400

Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if certain events or circumstances occur. During 2026, goodwill increased due to the acquisition of MidWestOne. See Note 2 for additional information on the acquisition. A summary of goodwill was as follows.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2026	December 31, 2025
Goodwill:
Goodwill at beginning of year	$367,387	$367,387
Acquisition	467,108	—
Goodwill at end of period	$834,495	$367,387
Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During 2026, core deposit intangibles and customer list intangibles increased due to the acquisition of MidWestOne. See Note 2 for additional information on the acquisition. A summary of other intangible assets was as follows.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2026	December 31, 2025
Core deposit intangibles:
Gross carrying amount	$170,019	$56,588
Accumulated amortization	(52,755)	(42,933)
Net book value	$117,264	$13,655
Additions during the period	$113,431	$—
Amortization during the period	$9,822	$5,160
Customer list intangibles:
Gross carrying amount	$15,173	$6,173
Accumulated amortization	(5,245)	(4,815)
Net book value	$9,928	$1,358
Additions during the period	$9,000	$—
Amortization during the period	$430	$580
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

A summary of the changes in the servicing rights asset was as follows.

	Six Months Ended	Year Ended
(in thousands)	June 30, 2026	December 31, 2025
Servicing rights asset at beginning of year	$18,325	$18,954
Capitalized servicing rights	2,457	3,771
Servicing rights acquired *	10,873	—
Sale of servicing rights ^	—	(64)
Amortization during the period	(2,763)	(4,336)
Servicing rights asset at end of period	$28,892	$18,325
Valuation allowance at beginning of year	$—	$(120)
(Additions) / Reversals, net	—	79
Charge-offs ^	—	41
Valuation allowance at end of period	$—	$—
Servicing rights asset, net	$28,892	$18,325
Residential mortgage loans serviced for others	$2,475,882	$1,676,738
Agricultural loans serviced for others	$357,868	$387,974
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
Estimated future amortization: The following table shows the estimated future amortization expense for amortizing intangible assets and servicing assets. The projections are based on existing asset balances, the current interest rate environment and estimated prepayment speeds as of June 30, 2026. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	Servicing rights asset
Year ending December 31,
2026 (remaining six months)	$11,348	$449	$3,108
2027	22,123	896	5,763
2028	19,465	896	5,392
2029	16,691	766	4,939
2030	13,937	766	4,342
2031	11,227	655	1,877
Thereafter	22,473	5,500	3,471
Total	$117,264	$9,928	$28,892

Note 8 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. The Company did not have any short-term borrowings outstanding at either June 30, 2026 or December 31, 2025.
Long-Term Borrowings:
Long-term borrowings include any borrowing with an original maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	June 30, 2026	December 31, 2025
Junior subordinated debentures	—	42,215
Subordinated notes	92,750	92,645
Total long-term borrowings	$92,750	$134,860

Junior Subordinated Debentures: Each of the junior subordinated debentures was issued to an underlying statutory trust (the “statutory trusts”), which issued trust preferred securities and common securities and used the proceeds from the issuance of the common and the trust preferred securities to purchase the junior subordinated debentures of the Company. The trust preferred securities ceased to qualify as Tier 1 capital during first quarter 2026 due to Nicolet exceeding $15 billion in total consolidated assets. Accordingly, the Company fully redeemed these debentures, including those acquired with MidWestOne, during second quarter 2026 and incurred a loss of $5 million upon extinguishment of this debt (included in other noninterest expense on the consolidated statements of income). At December 31, 2025, approximately $40 million of trust preferred securities qualified as Tier 1 capital.
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
The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of June 30, 2026				As of December 31, 2025
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (1)	12/15/2035	—%	$—	$—	$—	5.41%	$8,333
Baylake Capital Trust II (2)	9/30/2036	—%	—	—	—	5.30%	14,133
First Menasha Statutory Trust (3)	3/17/2034	—%	—	—	—	6.76%	4,799
County Bancorp Statutory Trust II (4)	9/15/2035	—%	—	—	—	5.51%	5,741
County Bancorp Statutory Trust III (5)	6/15/2036	—%	—	—	—	5.67%	5,683
Fox River Valley Capital Trust (6)	5/30/2033	—%	—	—	—	7.89%	3,526
ATBancorp Statutory Trust I (7)	6/15/2036	—%	—	—	—	—%	—
ATBancorp Statutory Trust II (8)	9/15/2037	—%	—	—	—	—%	—
Barron Investment Capital Trust I (9)	9/23/2036	—%	—	—	—	—%	—
Central Bancshares Capital Trust II (10)	3/15/2038	—%	—	—	—	—%	—
MidWestOne Statutory Trust II (11)	12/15/2037	—%	—	—	—	—%	—
Total			$—	$—	$—		$42,215
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	3.13%	$92,750	$—	$92,750	3.13%	$92,645
(1) The debentures, assumed in April 2013 as the result of an acquisition, had a floating rate of three-month SOFR plus 1.43%, adjusted quarterly.
(2) The debentures, assumed in April 2016 as a result of an acquisition, had a floating rate of three-month SOFR plus 1.35%, adjusted quarterly.
(3) The debentures, assumed in April 2017 as the result of an acquisition, had a floating rate of three-month SOFR plus 2.79%, adjusted quarterly.
(4) The debentures, assumed in December 2021 as the result of an acquisition, had a floating rate of three-month SOFR plus 1.53%, adjusted quarterly.
(5) The debentures, assumed in December 2021 as the result of an acquisition, had a floating rate of three-month SOFR plus 1.69%, adjusted quarterly.
(6) The debentures, assumed in December 2021 as the result of an acquisition, had a floating rate of 5-year swap rate plus 3.40%, which resets every five years.
(7) The debentures, assumed in February 2026 as the result of an acquisition, had a floating rate of three-month SOFR plus 1.68%, adjusted quarterly.
(8) The debentures, assumed in February 2026 as the result of an acquisition, had a floating rate of three-month SOFR plus 1.65%, adjusted quarterly.
(9) The debentures, assumed in February 2026 as the result of an acquisition, had a floating rate of three-month SOFR plus 2.15%, adjusted quarterly.
(10) The debentures, assumed in February 2026 as the result of an acquisition, had a floating rate of three-month SOFR plus 3.50%, adjusted quarterly.
(11) The debentures, assumed in February 2026 as the result of an acquisition, had a floating rate of three-month SOFR plus 1.59%, adjusted quarterly.

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
A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit	$3,392,688	$2,071,841
Financial standby letters of credit	54,710	20,186
Performance standby letters of credit	21,486	18,822
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
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the contractual amounts were $28 million and $22 million, respectively, at June 30, 2026. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale totaled $28 million and $24 million, respectively, at December 31, 2025. The net fair value of these mortgage derivatives combined was a net gain of $0.2 million at both June 30, 2026 and December 31, 2025.
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
Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
June 30, 2026
U.S. Treasury securities	$284,702	$—	$284,702	$—
U.S. government agency securities	26,777	—	26,777	—
State, county and municipals	350,226	—	349,644	582
Mortgage-backed securities	1,216,526	—	1,216,526	—
Corporate debt securities	128,732	—	122,527	6,205
Securities AFS	$2,006,963	$—	$2,000,176	$6,787
Other investments (equity securities)	$12,763	$12,763	$—	$—
Derivative assets	$16,297	$—	$16,063	$234
Derivative liabilities	$16,101	$—	$16,069	$32
December 31, 2025
U.S. Treasury securities	$24,054	$—	$24,054	$—
U.S. government agency securities	4,172	—	4,172	—
State, county and municipals	274,824	—	274,057	767
Mortgage-backed securities	496,781	—	496,781	—
Corporate debt securities	60,003	—	54,146	5,857
Securities AFS	$859,834	$—	$853,210	$6,624
Other investments (equity securities)	$9,505	$9,505	$—	$—
Derivative assets	$610	$—	$376	$234
Derivative liabilities	$450	$—	$376	$74
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the tables above.
Securities AFS and Equity Securities: Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds. At June 30, 2026 and December 31, 2025, it was determined that carrying value was the best approximation of fair value for the majority of these Level 3 securities, based primarily on the internal analysis on these securities.
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
The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Six Months Ended	Year Ended
Level 3 Fair Value Measurements:	June 30, 2026	December 31, 2025
Balance at beginning of year	$6,624	$7,625
Transfer out	(2,003)	—
Purchases (acquired with MidWestOne)	2,741	—
Maturities / Paydowns	(677)	(1,099)
Unrealized gain / (loss)	102	98
Balance at end of period	$6,787	$6,624
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
June 30, 2026
Collateral dependent loans	$49,591	$—	$—	$49,591
MSR asset (disclosure)	27,307	—	—	27,307
December 31, 2025
Collateral dependent loans	$27,426	$—	$—	$27,426
MSR asset (disclosure)	18,474	—	—	18,474
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

Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

June 30, 2026
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$465,248	$465,248	$465,248	$—	$—
Securities AFS	2,006,963	2,006,963	—	2,000,176	6,787
Other investments, including equity securities	116,575	116,560	12,763	83,981	19,816
Loans held for sale	19,388	19,786	—	19,786	—
Other assets held for sale (loans)	401,899	401,899	—	—	401,899
Loans, net	10,714,580	10,499,054	—	—	10,499,054
MSR asset	24,476	27,307	—	—	27,307
LSR asset	4,416	4,416	—	—	4,416
Accrued interest receivable	53,263	53,263	53,263	—	—
Financial liabilities:
Deposits	$12,523,336	$12,514,031	$—	$—	$12,514,031
Long-term borrowings	92,750	85,725	—	—	85,725
Other liabilities held for sale (deposits)	387,939	387,939	—	—	387,939
Accrued interest payable	15,198	15,198	15,198	—	—

December 31, 2025
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$660,232	$660,232	$660,232	$—	$—
Securities AFS	859,834	859,834	—	853,210	6,624
Other investments	63,247	63,241	9,505	43,233	10,503
Loans held for sale	13,620	13,935	—	13,935	—
Loans, net	6,767,539	6,627,011	—	—	6,627,011
MSR asset	13,173	18,474	—	—	18,474
LSR asset	5,152	5,152	—	—	5,152
Accrued interest receivable	26,602	26,602	26,602	—	—
Financial liabilities:
Deposits	$7,730,771	$7,737,106	$—	$—	$7,737,106
Long-term borrowings	134,860	131,840	—	—	131,840
Accrued interest payable	8,672	8,672	8,672	—	—
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

	June 30, 2026			December 31, 2025
(in thousands)	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Not designated as hedging instruments:
Interest rate swaps	$857,541	$16,063	$16,069	$19,058	$376	$376
RPAs - participated out contracts	49,683	3	—	—	—	—
RPAs - participated in contracts	28,108	—	—	—	—	—
Interest rate lock commitments	28,330	231	—	27,968	234	—
Forward commitments to sell residential mortgage loans	22,000	—	32	24,000	—	74
Total	$985,662	$16,297	$16,101	$71,026	$610	$450
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) is a bank holding company headquartered in Green Bay, Wisconsin. Nicolet provides a diversified range of traditional banking and wealth management services to individuals and businesses in its market area and through the branch offices of its banking subsidiary, Nicolet National Bank (the “Bank”), primarily in Wisconsin, Michigan, Iowa, and Minnesota. The following discussion is management’s analysis of Nicolet’s consolidated financial condition as of June 30, 2026 and December 31, 2025 and results of operations for the three and six-month periods ended June 30, 2026 and 2025. It should be read in conjunction with our audited consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Nicolet’s 2025 Annual Report on Form 10-K.
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
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements.

Earnings Summary

Table 1: Earnings Summary and Selected Financial Data
	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2026	3/31/2026	12/31/2025	9/30/2025	6/30/2025	6/30/2026	6/30/2025
Results of operations:
Net interest income	$141,471	$109,559	$80,894	$79,264	$75,109	$251,030	$146,315
Provision for credit losses	1,500	6,050	750	950	1,050	7,550	2,550
Noninterest income	36,279	25,294	23,092	23,619	20,633	61,573	38,856
Noninterest expense	103,764	109,795	53,039	50,088	49,919	213,559	97,706
Income tax expense	15,585	3,812	9,873	10,110	8,738	19,397	16,288
Net income (GAAP)	$56,901	$15,196	$40,324	$41,735	$36,035	$72,097	$68,627
Earnings per common share ("EPS"):
Basic EPS	$2.68	$0.83	$2.72	$2.81	$2.40	$3.65	$4.53
Diluted EPS (GAAP)	$2.62	$0.81	$2.65	$2.73	$2.34	$3.56	$4.42
Core Net Income and Diluted EPS (Non-GAAP):
Core net income (non-GAAP) (1)	$65,078	$51,505	$41,559	$40,693	$36,195	$116,582	$69,072
Core diluted EPS (non-GAAP) (1)	$2.99	$2.75	$2.73	$2.66	$2.35	$5.76	$4.45
Common Shares:
Basic weighted average	21,208	18,232	14,804	14,836	15,029	19,728	15,142
Diluted weighted average	21,729	18,749	15,227	15,303	15,431	20,246	15,538
Outstanding (period end)	21,061	21,317	14,811	14,799	14,924	21,061	14,924
Period-End Balances:
Loans	$10,848,164	$10,879,694	$6,836,345	$6,874,711	$6,839,141	$10,848,164	$6,839,141
Allowance for credit losses - loans	133,584	133,435	68,806	68,785	68,408	133,584	68,408
Total assets	15,414,619	15,574,490	9,185,107	9,029,430	8,930,809	15,414,619	8,930,809
Deposits	12,523,336	12,624,364	7,730,771	7,611,465	7,541,673	12,523,336	7,541,673
Stockholders’ equity (common)	2,271,474	2,256,877	1,257,662	1,214,960	1,190,098	2,271,474	1,190,098
Book value per common share	107.85	105.87	84.91	82.10	79.74	107.85	79.74
Tangible book value per common share (2)	62.19	60.47	59.09	56.17	53.94	62.19	53.94
Financial Ratios: (3)
Return on average assets	1.47%	0.50%	1.75%	1.84%	1.62%	1.04%	1.56%
Return on average common equity	10.09	3.44	12.96	13.86	12.21	7.17	11.72
Return on average tangible common equity (2)	19.07	6.49	19.27	20.98	18.72	13.20	18.04
Core return on average assets (2)	1.69	1.68	1.80	1.80	1.63	1.68	1.57
Core return on average common equity (2)	11.53	11.66	13.35	13.51	12.27	11.59	11.79
Core return on average tangible common equity (2)	21.59	19.30	19.84	20.47	18.80	20.52	18.15
Stockholders’ equity to assets	14.74	14.49	13.69	13.46	13.33	14.74	13.33
Tangible common equity to tangible assets (2)	9.06	8.82	9.94	9.61	9.42	9.06	9.42
Note: Numbers may not sum due to rounding.
(1) The core net income and diluted EPS measures are non-GAAP financial measures that provide information that management believes is useful to investors in understanding our operating performance and trends and also aids investors in the comparison of our financial performance to the financial performance of peer banks. See section “Non-GAAP Financial Measures” below for a reconciliation of these financial measures.
(2) The ratios of tangible book value per common share, return on average tangible common equity, core return on average assets, core return on average common equity, core return on average tangible common equity, and tangible common equity to tangible assets are non-GAAP financial measures that exclude goodwill and other intangibles, net. These financial ratios have been included as management considers them to be useful metrics with which to analyze and evaluate financial condition and capital strength. See “Non-GAAP Financial Measures” below for a reconciliation of these financial measures.
(3) Income statement-related ratios for partial-year periods are annualized.

Non-GAAP Financial Measures
We identify “core net income,” “core diluted earnings per common share,” “core return on average assets,” “core return on average common equity,” “return on average tangible common equity,” “core return on average tangible common equity,” “tangible book value per common share,” and “tangible common equity to tangible assets” as “non-GAAP financial measures.” In accordance with the SEC’s rules, we identify certain financial measures as non-GAAP financial measures if such financial measures exclude or include amounts in the most directly comparable measures calculated and presented in accordance with generally accepted accounting principles (“GAAP”) in effect in the United States in our statements of income, balance sheets or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures, ratios or statistical measures calculated using exclusively financial measures calculated in accordance with GAAP.
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

Table 1A: Reconciliation of Non-GAAP Financial Measures
	At or for the Three Months Ended					At or for the Six Months Ended
(In thousands, except per share data)	6/30/2026	3/31/2026	12/31/2025	9/30/2025	6/30/2025	6/30/2026	6/30/2025
Core Net Income Reconciliation (1)
Net income (GAAP)	$56,901	$15,196	$40,324	$41,735	$36,035	$72,097	$68,627
Adjustments:
Provision expense (2)	—	4,700	—	—	—	4,700	—
Assets (gains) losses, net	(2,364)	867	(422)	(1,294)	199	(1,497)	553
Merger-related expense	7,403	40,686	1,956	—	—	48,089	—
Loss on early extinguishment of debt	5,377	—	—	—	—	5,377	—
Adjustments subtotal	10,416	46,253	1,534	(1,294)	199	56,669	553
Tax on Adjustments (3)	2,239	9,944	299	(252)	39	12,184	108
Core net income (Non-GAAP)	$65,078	$51,505	$41,559	$40,693	$36,195	$116,582	$69,072
Diluted EPS (GAAP)	$2.62	$0.81	$2.65	$2.73	$2.34	$3.56	$4.42
Core diluted EPS (Non-GAAP)	$2.99	$2.75	$2.73	$2.66	$2.35	$5.76	$4.45
Selected Ratios: (4)
Return on average assets	1.47%	0.50%	1.75%	1.84%	1.62%	1.04%	1.56%
Return on average common equity	10.09	3.44	12.96	13.86	12.21	7.17	11.72
Return on average tangible common equity (5)	19.07	6.49	19.27	20.98	18.72	13.20	18.04
Core return on average assets (4)	1.69	1.68	1.80	1.80	1.63	1.68	1.57
Core return on average common equity (4)	11.53	11.66	13.35	13.51	12.27	11.59	11.79
Core return on average tangible common equity (5)	21.59	19.30	19.84	20.47	18.80	20.52	18.15
Tangible Assets: (5)
Total assets	$15,414,619	$15,574,490	$9,185,107	$9,029,430	$8,930,809
Goodwill and other intangibles, net	961,687	967,843	382,400	383,693	385,107
Tangible assets	$14,452,932	$14,606,647	$8,802,707	$8,645,737	$8,545,702
Tangible Common Equity: (5)
Stockholders’ equity (common)	$2,271,474	$2,256,877	$1,257,662	$1,214,960	$1,190,098
Goodwill and other intangibles, net	961,687	967,843	382,400	383,693	385,107
Tangible common equity	$1,309,787	$1,289,034	$875,262	$831,267	$804,991
Average Tangible Common Equity: (5)
Stockholders’ equity (common)	$2,262,902	$1,792,181	$1,234,619	$1,194,974	$1,183,316	$2,028,842	$1,181,104
Goodwill and other intangibles, net	964,140	642,403	382,956	384,296	385,735	804,160	386,494
Average tangible common equity	$1,298,762	$1,149,778	$851,663	$810,678	$797,581	$1,224,682	$794,610
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

Performance Summary
Net income was $72 million (or earnings per diluted common share of $3.56) for the six months ended June 30, 2026, compared to net income of $69 million (or earnings per diluted common share of $4.42) for the six months ended June 30, 2025. The majority of the year-over-year fluctuations noted below are attributable to the MidWestOne acquisition.

•Net interest income was $251 million for the first six months of 2026, up $105 million (72%) over the first six months of 2025, mostly due to the MidWestOne acquisition. Interest income grew $129 million, while interest expense increased $24 million between the comparable six-month periods. Net interest margin was 4.07% for the six months ended June 30, 2026, compared to 3.65% for the six months ended June 30, 2025. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”
•Noninterest income was $62 million for the six months ended June 30, 2026, $23 million (58%) higher than the comparable period of 2025, with growth in most core noninterest income categories primarily due to the acquisition of MidWestOne. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”
•Noninterest expense was $214 million for the six months ended June 30, 2026, an increase of $116 million (119%) over the comparable period of 2025. Personnel costs increased $33 million (60%), while non-personnel expenses combined increased $83 million (197%), primarily due to the acquisition of MidWestOne. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”
•Nonperforming assets were $75 million, and represented 0.49% of total assets at June 30, 2026, compared to $32 million or 0.35% of total assets at December 31, 2025. For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”
•At June 30, 2026, assets were $15.4 billion, an increase of $6.2 billion (68%) from December 31, 2025, primarily due to the MidWestOne acquisition. For additional balance sheet discussion see “Balance Sheet Analysis.”
•At June 30, 2026, loans were $10.8 billion, an increase of $4.0 billion from December 31, 2025, primarily due to the MidWestOne acquisition. For additional information regarding loans, see “Balance Sheet Analysis — Loans.”
•Total deposits of $12.5 billion at June 30, 2026, increased $4.8 billion from December 31, 2025, primarily due to the MidWestOne acquisition. For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Six Months Ended June 30,
	2026			2025
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$10,232,803	$316,315	6.23%	$6,772,060	$206,907	6.15%
Investment securities:
Taxable	1,568,969	31,260	3.99%	739,858	11,587	3.13%
Tax-exempt (2)	195,802	3,856	3.94%	153,422	2,735	3.57%
Total investment securities	1,764,771	35,116	3.98%	893,280	14,322	3.21%
Other interest-earning assets	556,134	10,317	3.74%	444,416	10,084	4.57%
Total non-loan earning assets	2,320,905	45,433	3.92%	1,337,696	24,406	3.66%
Total interest-earning assets	12,553,708	$361,748	5.80%	8,109,756	$231,313	5.74%
Other assets, net	1,409,108			769,942
Total assets	$13,962,816			$8,879,698
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$1,592,958	$10,624	1.34%	$790,603	$5,014	1.28%
Interest-bearing demand *	2,059,948	11,819	1.16%	1,140,119	11,739	2.08%
Money market accounts (“MMA”) *	2,845,738	30,266	2.14%	1,973,472	23,616	2.41%
Core time deposits *	2,210,635	40,958	3.74%	1,269,504	25,474	4.05%
Total interest-bearing core deposits *	8,709,279	93,667	2.17%	5,173,698	65,843	2.57%
Brokered deposits *	518,933	10,310	4.01%	630,617	14,094	4.51%
Total interest-bearing deposits	9,228,212	103,977	2.27%	5,804,315	79,937	2.78%
Wholesale funding	159,263	4,109	5.20%	158,336	4,127	5.26%
Total interest-bearing liabilities	9,387,475	$108,086	2.32%	5,962,651	$84,064	2.84%
Noninterest-bearing demand deposits	2,433,106			1,671,010
Other liabilities	113,393			64,933
Stockholders’ equity	2,028,842			1,181,104
Total liabilities and stockholders’ equity	$13,962,816			$8,879,698
Interest rate spread			3.48%			2.90%
Net free funds			0.59%			0.75%
Tax-equivalent net interest income and net interest margin		$253,662	4.07%		$147,249	3.65%
Tax-equivalent adjustment		$2,632			$934
Net interest income		$251,030			$146,315
Additional loan interest details:
Loan purchase accounting accretion (3)		$12,885	0.21%		$2,950	0.07%
Loan nonaccrual interest (3)		$877	0.01%		$(330)	(0.01)%
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
(3)Loan purchase accounting accretion and nonaccrual interest included in Total loans interest above, and the related impact to net interest margin.

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis (Continued)

	For the Three Months Ended June 30,
	2026			2025
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate *
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$11,259,572	$175,903	6.26%	$6,833,236	$106,103	6.23%
Investment securities:
Taxable	1,835,356	19,305	4.21%	750,682	6,027	3.21%
Tax-exempt (2)	211,361	2,108	3.99%	149,787	1,344	3.59%
Total investment securities	2,046,717	21,413	4.19%	900,469	7,371	3.27%
Other interest-earning assets	551,135	5,202	3.78%	406,473	4,618	4.56%
Total non-loan earning assets	2,597,852	26,615	4.10%	1,306,942	11,989	3.67%
Total interest-earning assets	13,857,424	$202,518	5.86%	8,140,178	$118,092	5.82%
Other assets, net	1,622,020			769,475
Total assets	$15,479,444			$8,909,653
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$1,838,989	$6,223	1.36%	$797,480	$2,604	1.31%
Interest-bearing demand *	2,298,198	5,945	1.04%	1,107,808	5,712	2.07%
MMA *	3,094,993	16,644	2.16%	1,938,858	11,650	2.41%
Core time deposits *	2,473,116	23,093	3.75%	1,323,225	13,302	4.03%
Total interest-bearing core deposits *	9,705,296	51,905	2.15%	5,167,371	33,268	2.58%
Brokered deposits *	535,443	5,416	4.06%	649,132	7,204	4.45%
Total interest-bearing deposits	10,240,739	57,321	2.25%	5,816,503	40,472	2.79%
Wholesale funding	159,341	2,112	5.32%	155,614	2,057	5.30%
Total interest-bearing liabilities	10,400,080	$59,433	2.29%	5,972,117	$42,529	2.86%
Noninterest-bearing demand deposits	2,681,874			1,687,721
Other liabilities	134,588			66,499
Stockholders’ equity	2,262,902			1,183,316
Total liabilities and stockholders’ equity	$15,479,444			$8,909,653
Interest rate spread			3.57%			2.96%
Net free funds			0.57%			0.76%
Tax-equivalent net interest income and net interest margin		$143,085	4.14%		$75,563	3.72%
Tax-equivalent adjustment		$1,614			$454
Net interest income		$141,471			$75,109
Additional loan interest details:
Loan purchase accounting accretion (3)		$7,989	0.23%		$1,475	0.07%
Loan nonaccrual interest (3)		$97	—%		$(26)	—%
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

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended June 30, 2026 Compared to June 30, 2025:			For the Six Months Ended June 30, 2026 Compared to June 30, 2025:
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Total loans (2)	$67,862	$1,938	$69,800	$104,917	$4,491	$109,408
Investment securities:
Taxable	10,764	2,514	13,278	16,125	3,548	19,673
Tax-exempt (2)	614	150	764	835	286	1,121
Total investment securities	11,378	2,664	14,042	16,960	3,834	20,794
Other interest-earning assets	1,391	(807)	584	2,102	(1,869)	233
Total non-loan earning assets	12,769	1,857	14,626	19,062	1,965	21,027
Total interest-earning assets	$80,631	$3,795	$84,426	$123,979	$6,456	$130,435
Interest-bearing liabilities
Savings	$3,525	$94	$3,619	$5,351	$259	$5,610
Interest-bearing demand	3,079	(2,846)	233	5,278	(5,198)	80
MMA	6,217	(1,223)	4,994	9,277	(2,627)	6,650
Core time deposits	10,737	(946)	9,791	17,437	(1,953)	15,484
Total interest-bearing core deposits	23,558	(4,921)	18,637	37,343	(9,519)	27,824
Brokered deposits	(1,150)	(638)	(1,788)	(2,219)	(1,565)	(3,784)
Total interest-bearing deposits	22,408	(5,559)	16,849	35,124	(11,084)	24,040
Wholesale funding	50	5	55	24	(42)	(18)
Total interest-bearing liabilities	22,458	(5,554)	16,904	35,148	(11,126)	24,022
Net interest income	$58,173	$9,349	$67,522	$88,831	$17,582	$106,413
(1)The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amount of change in each.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

At the beginning of 2025, the Federal Funds range was 4.25% to 4.50%. During the second half of 2025, the Federal Reserve decreased short-term interest rates a total of 75 bps, resulting in a Federal Funds range of 3.50% to 3.75% at December 31, 2025. There were no changes to the Federal Funds range during 2026.
Tax-equivalent net interest income was $254 million for the six months ended June 30, 2026, an increase of $106 million (72%) over the six months ended June 30, 2025. The $106 million increase in tax-equivalent net interest income was primarily attributable to increased volumes from the MidWestOne acquisition, as well as favorable changes in yield and rate. Favorable volume changes and rate changes added $89 million and $18 million, respectively, to net interest income.
Average interest-earning assets increased $4.4 billion (55%) to $12.6 billion over the comparable 2025 period, primarily due to the MidWestOne acquisition. Between the comparable six-month periods, average loans increased $3.5 billion (51%), mostly due to the MidWestOne acquisition. Average investment securities increased $871 million between the comparable six-month periods, while other interest-earning assets increased $112 million (mostly cash), both primarily due to the MidWestOne acquisition. The mix of average interest-earning assets was 82% loans, 14% investments and 4% other interest-earning assets (mostly cash) for first half 2026, compared to 84%, 11%, and 5%, respectively, for first half 2025.
Average interest-bearing liabilities were $9.4 billion for the first six months of 2026, an increase of $3.4 billion (57%) over the first six months of 2025, primarily due to the MidWestOne acquisition. Average interest-bearing core deposits increased $3.5 billion, while average brokered deposits decreased $112 million between the comparable six-month periods. The mix of average interest-bearing liabilities was comprised of 93% core deposits, 5% brokered deposits and 2% wholesale funding for first half 2026, compared to 87%, 10%, and 3% respectively, for first half 2025.
The interest rate spread increased 58 bps between the comparable six-month periods. The loan yield improved 8 bps to 6.23% between the comparable six-month periods, and included the impact of loan purchase accounting accretion as well as the repricing of new and renewed loans. The yield on investment securities increased 77 bps to 3.98%, also impacted by purchase accounting accretion as well as the discount accretion on the early call of a municipal bond, while the yield on other interest-earning assets (mostly cash) decreased 83 bps to 3.74%, consistent with Federal Reserve interest rate cuts. The cost of interest-bearing liabilities decreased 52 bps to 2.32% for the first six months of 2026, mostly due to lower deposit costs. As a result, the tax-equivalent net interest margin was 4.07% for the first six months of 2026, a 42 bps increase over 3.65% for the first six months of 2025.
Provision for Credit Losses
The provision for credit losses was $7.6 million for the six months ended June 30, 2026, compared to $2.6 million for the six months ended June 30, 2025. The increase was primarily driven by provision expense of $4.7 million for the ACL on unfunded commitments related to the MidWestOne acquisition.
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

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Trust services fee income	$5,874	$2,538	$3,336	131%	$10,637	$5,130	$5,507	107%
Brokerage fee income	5,864	4,273	1,591	37	11,756	8,656	3,100	36
Wealth management fee income	11,738	6,811	4,927	72	22,393	13,786	8,607	62
Mortgage income, net	3,624	2,907	717	25	7,163	4,833	2,330	48
Service charges on deposit accounts	4,139	1,962	2,177	111	7,288	3,987	3,301	83
Card interchange income	6,332	3,699	2,633	71	10,560	7,036	3,524	50
BOLI income	2,305	1,429	876	61	4,187	2,849	1,338	47
Deferred compensation plan asset market valuations	1,947	1,437	510	35	1,670	1,482	188	13
LSR income, net	778	950	(172)	(18)	1,489	2,007	(518)	(26)
Other noninterest income	3,052	1,637	1,415	86	5,326	3,429	1,897	55
Noninterest income without net gains (losses)	33,915	20,832	13,083	63	60,076	39,409	20,667	52
Asset gains (losses), net	2,364	(199)	2,563	N/M	1,497	(553)	2,050	N/M
Total noninterest income	$36,279	$20,633	$15,646	76%	$61,573	$38,856	$22,717	58%
N/M means not meaningful.

Noninterest income was $62 million for the six months ended June 30, 2026, $23 million (58%) higher than the comparable period of 2025, with growth in most core noninterest income categories primarily due to the acquisition of MidWestOne. Noninterest income excluding net asset gains (losses) for the first half of 2026 was $60 million, a $21 million (52%) increase over the first half of 2025.
Wealth management fee income was $22 million, up $9 million (62%) from the first six months of 2025, including growth in accounts and assets under management primarily from the MidWestOne acquisition, as well as favorable market-related changes.
Mortgage income includes net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSR”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $7 million increased $2 million (48%) between the comparable six-month periods, mostly due to higher secondary market volumes and the related gains on sales. See also Note 7, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.

Services charges on deposit accounts were $7 million, up $3 million (83%) from the first six months of 2025, on growth in both accounts and account analysis fees, mostly driven by the MidWestOne acquisition.
Card interchange income of $11 million increased $4 million (50%) and BOLI income of $4 million increased $1 million (47%) from the first six months of 2025, both primarily due to the acquisition of MidWestOne.
Other income of $5 million for the six months ended June 30, 2026 increased $2 million (55%) from the comparable 2025 period, primarily due to the acquisition of MidWestOne.
Net asset gains of $1.5 million for the first six months of 2026 were primarily due to favorable fair value marks on an equity security partly offset by the write-down of an other investment, while net asset losses of $0.6 million for the first six months of 2025 were mostly due to unfavorable fair value marks on equity securities.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Personnel	$50,612	$29,114	$21,498	74%	$88,771	$55,635	$33,136	60%
Occupancy, equipment and office	16,398	9,104	7,294	80	28,773	18,434	10,339	56
Business development and marketing	3,184	1,593	1,591	100	5,521	3,693	1,828	49
Data processing	7,758	4,682	3,076	66	13,943	9,207	4,736	51
Intangibles amortization	6,156	1,481	4,675	316	10,252	3,033	7,219	238
FDIC assessments	1,801	1,029	772	75	3,076	1,969	1,107	56
Merger-related expense	7,403	—	7,403	—	48,089	—	48,089	—
Other noninterest expense	10,452	2,916	7,536	258	15,134	5,735	9,399	164
Total noninterest expense	$103,764	$49,919	$53,845	108%	$213,559	$97,706	$115,853	119%
Non-personnel expenses	$53,152	$20,805	$32,347	155%	$124,788	$42,071	$82,717	197%
Average full-time equivalent (“FTE”) employees	1,621	952	669	70%	1,429	952	477	50%

Noninterest expense was $214 million for the six months ended June 30, 2026, an increase of $116 million (119%) over the comparable period of 2025. Personnel costs increased $33 million (60%), while non-personnel expenses combined increased $83 million (197%), primarily due to the acquisition of MidWestOne.
Personnel expense was $89 million for the six months ended June 30, 2026, an increase of $33 million (60%) from the comparable period in 2025, reflecting a larger employee base due to the acquisition of MidWestOne, as well as merit increases between the years.
Occupancy, equipment and office expense was $29 million for the six months ended June 30, 2026, up $10 million (56%) from the comparable period in 2025, mostly due to an expanded footprint resulting from the acquisition of MidWestOne.
Data processing expense was $14 million, up $5 million (51%) between the comparable six-month periods, mostly due to the MidWestOne acquisition.
Intangibles amortization increased $7 million between the comparable six-month periods due to increased amortization on newly established intangibles from the MidWestOne acquisition.
Merger-related expense of $48 million for the six months ended June 30, 2026, primarily included compensation for severance and contract termination charges, as well as legal and professional expenses.
Other expense was $15 million, up $9 million (164%) between the comparable six-month periods, including a $5 million loss on the early redemption of junior subordinated debentures, as well as higher legal and professional expense and higher deposit earnings credit expense.

Income Taxes
Income tax expense was $19 million (effective tax rate of 21.2%) for the first six months of 2026, compared to income tax expense of $16 million (effective tax rate of 19.2%) for the comparable period of 2025.

Income Statement Analysis – Three Months Ended June 30, 2026 versus Three Months Ended June 30, 2025
Net income was $57 million for the three months ended June 30, 2026, compared to net income of $36 million for the three months ended June 30, 2025. Earnings per diluted common share was $2.62 for second quarter 2026, compared to $2.34 for second quarter 2025.
Tax-equivalent net interest income was $143 million for second quarter 2026, an increase of $68 million from second quarter 2025. Interest income increased $84 million over second quarter 2025, while interest expense increased $17 million from second quarter 2025, primarily due to the MidWestOne acquisition. Average interest-earning assets increased $5.7 billion between the comparable second quarter periods, while average interest-bearing liabilities increased $4.4 billion, also primarily due to the acquisition of MidWestOne. For additional information regarding average balances, net interest income and net interest margin, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”
The net interest margin for second quarter 2026 was 4.14%, up 42 bps compared to 3.72% for second quarter 2025, with a portion of the increase attributable to loan purchase accounting accretion (which added 23 bps and 7 bps to the comparable second quarter periods of 2026 and 2025, respectively). The yield on interest-earning assets of 5.86% increased 4 bps from second quarter 2025, while the cost of funds of 2.29% decreased 57 bps between the comparable quarters.
Provision for credit losses was $1.5 million for second quarter 2026, compared to $1.1 million provision for credit losses for second quarter 2025. For additional information regarding the allowance for credit losses-loans and asset quality, see “BALANCE SHEET ANALYSIS — Allowance for Credit Losses - Loans” and “BALANCE SHEET ANALYSIS — Nonperforming Assets.”
Noninterest income was $36 million for second quarter 2026, an increase of $16 million (76%) from second quarter 2025. Excluding net asset gains (losses), noninterest income was up $13 million (63%), including a $5 million increase in wealth management fee income, a $3 million increase in card interchange income, a $2 million increase in service charges on deposit accounts, and a $1 million increase in net mortgage income, all mostly due to the MidWestOne acquisition. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”
Noninterest expense was $104 million for second quarter 2026, an increase of $54 million (108%) from second quarter 2025. Personnel expense increased $21 million, reflecting the larger employee base post-acquisition. Non-personnel expenses increased $32 million, including merger-related expenses of $7 million and a $5 million loss on the early redemption of junior subordinated debentures, as well as higher overall expense for the larger operating base post-acquisition. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”
Income tax expense was $15.6 million (effective tax rate of 21.5%) for second quarter 2026, compared to $8.7 million (effective tax rate of 19.5%) for second quarter 2025.

BALANCE SHEET ANALYSIS
At June 30, 2026, period end assets were $15.4 billion, an increase of $6.2 billion (68%) from December 31, 2025, primarily due to the MidWestOne acquisition. Total loans increased $4.0 billion (59%) from December 31, 2025, across various loan categories primarily due to the MidWestOne acquisition. Total deposits were $12.5 billion at June 30, 2026, an increase of $4.8 billion (62%) from December 31, 2025, including a $4.7 billion increase in customer (core) deposits and a $78 million increase in brokered deposits, primarily due to the MidWestOne acquisition. Long-term borrowings decreased $42 million from December 31, 2025 due to the early redemption of junior subordinated debentures. Total stockholders’ equity was $2.3 billion at June 30, 2026, an increase of $1.0 billion over December 31, 2025, primarily due to the issuance of common stock in the MidWestOne acquisition.
Loans
Nicolet services a diverse customer base primarily throughout Wisconsin, Michigan, Iowa, and Minnesota. We concentrate on originating loans in our local markets and assisting current loan customers. Nicolet actively utilizes government loan programs such as those provided by the U.S. Small Business Administration (“SBA”) and the U.S. Department of Agriculture’s Farm Service Agency (“FSA”).
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
Table 6: Period End Loan Composition

	June 30, 2026		December 31, 2025		June 30, 2025
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$2,350,769	22%	$1,367,522	20%	$1,412,621	20%
Owner-occupied CRE	1,543,772	14	939,587	14	963,278	14
Agricultural	1,765,864	16	1,415,425	21	1,346,924	20
Commercial	5,660,405	52	3,722,534	55	3,722,823	54
CRE investment	2,329,696	22	1,188,351	17	1,231,423	18
Construction & land development	571,280	5	326,638	5	298,122	4
Commercial real estate	2,900,976	27	1,514,989	22	1,529,545	22
Commercial-based loans	8,561,381	79	5,237,523	77	5,252,368	76
Residential construction	139,823	1	95,268	1	88,152	1
Residential first mortgage	1,584,362	15	1,193,683	17	1,205,841	18
Residential junior mortgage	474,964	4	268,188	4	249,406	4
Residential real estate	2,199,149	20	1,557,139	22	1,543,399	23
Retail & other	87,634	1	41,683	1	43,374	1
Retail-based loans	2,286,783	21	1,598,822	23	1,586,773	24
Total loans	$10,848,164	100%	$6,836,345	100%	$6,839,141	100%
As noted in Table 6 above, the loan portfolio at June 30, 2026, was 79% commercial-based and 21% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Total loans of $10.8 billion at June 30, 2026, increased $4.0 billion (59%) from December 31, 2025, across various loan categories. At June 30, 2026, commercial and industrial loans and CRE investment loans represented the largest segments of Nicolet’s loan portfolio, with each at 22% of the total portfolio. The next largest segments were agricultural and residential first mortgage, representing 16% and 15% of the total loan portfolio, respectively. The loan portfolio is widely diversified and included the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, hospitality, retail, service, and businesses supporting the general building industry.

The following tables present the maturity distribution of the loan portfolio.
Table 7: Loan Maturity Distribution

As of June 30, 2026	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$885,632	$1,068,496	$319,915	$76,726	$2,350,769
Owner-occupied CRE	368,147	893,681	234,460	47,484	1,543,772
Agricultural	785,788	575,354	386,033	18,689	1,765,864
CRE investment	535,403	1,344,669	343,560	106,064	2,329,696
Construction & land development	274,577	213,547	63,848	19,308	571,280
Residential construction *	122,447	8,157	1,292	7,927	139,823
Residential first mortgage	118,939	297,171	191,805	976,447	1,584,362
Residential junior mortgage	30,041	50,761	174,373	219,789	474,964
Retail & other	33,648	36,600	13,340	4,046	87,634
Total loans	$3,154,622	$4,488,436	$1,728,626	$1,476,480	$10,848,164
Percent by maturity distribution	29%	41%	16%	14%	100%
Total fixed rate loans	$1,514,969	$3,016,168	$850,987	$454,229	$5,836,353
Total floating rate loans	$1,639,653	$1,472,268	$877,639	$1,022,251	$5,011,811

As of December 31, 2025	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$665,978	$582,958	$112,109	$6,477	$1,367,522
Owner-occupied CRE	297,041	517,733	97,761	27,052	939,587
Agricultural	699,500	395,061	297,985	22,879	1,415,425
CRE investment	324,347	676,644	164,692	22,668	1,188,351
Construction & land development	128,346	146,466	39,566	12,260	326,638
Residential construction *	78,563	4,120	686	11,899	95,268
Residential first mortgage	92,375	211,086	146,200	744,022	1,193,683
Residential junior mortgage	29,626	9,133	29,235	200,194	268,188
Retail & other	21,754	9,408	6,143	4,378	41,683
Total loans	$2,337,530	$2,552,609	$894,377	$1,051,829	$6,836,345
Percent by maturity distribution	34%	37%	13%	16%	100%
Total fixed rate loans	$1,235,637	$1,946,069	$549,556	$327,688	$4,058,950
Total floating rate loans	$1,101,893	$606,540	$344,821	$724,141	$2,777,395
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
At June 30, 2026, the ACL-Loans was $134 million and represented 1.23% of period end loans, compared to $69 million (or 1.01% of period end loans) at December 31, 2025 and $68 million (or 1.00% of period end loans) at June 30, 2025. The increase in the ACL-Loans was primarily due to the acquisition of MidWestOne. The components of the ACL-Loans are detailed further in Table 8 below.
Table 8: Allowance for Credit Losses - Loans

	Six Months Ended		Year Ended
(in thousands)	June 30, 2026	June 30, 2025	December 31, 2025
ACL-Loans:
Balance at beginning of period	$68,806	$66,322	$66,322
ACL on PCD and PSL loans acquired	64,112	—	—
Provision for credit losses	2,150	2,800	4,300
Charge-offs	(1,586)	(956)	(2,263)
Recoveries	102	242	447
Net (charge-offs) recoveries	(1,484)	(714)	(1,816)
Balance at end of period	$133,584	$68,408	$68,806
Net loan (charge-offs) recoveries:
Commercial & industrial	$(766)	$(444)	$(1,396)
Owner-occupied CRE	(23)	(154)	6
Agricultural	5	(65)	(65)
CRE investment	—	—	—
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	(32)	(13)	(97)
Residential junior mortgage	(38)	(1)	2
Retail & other	(630)	(37)	(266)
Total net (charge-offs) recoveries	$(1,484)	$(714)	$(1,816)
Ratios:
ACL-Loans to total loans	1.23%	1.00%	1.01%
Net charge-offs to average loans, annualized	0.03%	0.02%	0.03%

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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”). At June 30, 2026, nonperforming assets were $75 million and represented 0.49% of total assets, compared to 0.35% of total assets at December 31, 2025, and 0.32% of total assets at June 30, 2025, with the increase primarily due to the acquisition of MidWestOne.
The level of potential problem loans is another consideration in evaluating the relative level of risk in the loan portfolio and the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $190 million (2% of loans) and $71 million (1% of loans) at June 30, 2026 and December 31, 2025, respectively, with the increase primarily due to the acquisition of MidWestOne. Potential problem loans require heightened management review given the pace at which a credit may deteriorate, the potential duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on the underlying real estate or collateral values.

Table 9: Nonperforming Assets

(in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Nonperforming loans:
Commercial & industrial	$18,409	$10,314	$6,317
Owner-occupied CRE	21,661	6,938	7,114
Agricultural	9,661	10,476	11,619
CRE investment	9,446	497	573
Construction & land development	100	—	—
Residential construction	—	—	—
Residential first mortgage	10,214	3,022	1,527
Residential junior mortgage	1,862	311	486
Retail & other	192	121	99
Total nonaccrual loans	71,545	31,679	27,735
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$71,545	$31,679	$27,735
Nonaccrual loans (included above) covered by guarantees	$17,864	$10,483	$9,747
OREO:
Commercial real estate owned	$1,828	$70	$268
Residential real estate owned	45	—	16
Bank property real estate owned	1,586	597	597
Total OREO	3,459	667	881
Total nonperforming assets	$75,004	$32,346	$28,616
Ratios:
Nonperforming loans to total loans	0.66%	0.46%	0.41%
Nonperforming assets to total loans plus OREO	0.69%	0.47%	0.42%
Nonperforming assets to total assets	0.49%	0.35%	0.32%
ACL-Loans to nonperforming loans	187%	217%	247%
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

Total deposits of $12.5 billion at June 30, 2026, increased $4.8 billion (62%) from December 31, 2025, due to the MidWestOne acquisition. Core deposit balances of $12.0 billion at June 30, 2026, increased $4.7 billion from December 31, 2025, while brokered deposits increased $78 million. The deposit composition is presented in Table 10 below.
Table 10: Period End Deposit Composition

	June 30, 2026		December 31, 2025		June 30, 2025
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$2,717,610	22%	$1,828,928	24%	$1,800,335	24%
Interest-bearing demand	2,221,385	18%	1,263,276	16%	1,266,507	17%
Money market	3,007,957	24%	2,056,550	26%	1,900,639	25%
Savings	1,760,294	14%	834,520	11%	805,300	11%
Time	2,816,090	22%	1,747,497	23%	1,768,892	23%
Total deposits	$12,523,336	100%	$7,730,771	100%	$7,541,673	100%
Brokered transaction accounts	$100,000	1%	$25,000	—%	$155,000	2%
Brokered time deposits	385,080	3%	382,116	5%	429,303	6%
Total brokered deposits *	$485,080	4%	$407,116	5%	$584,303	8%
Customer transaction accounts	$9,607,246	77%	$5,958,274	77%	$5,617,781	74%
Customer time deposits	2,431,010	19%	1,365,381	18%	1,339,589	18%
Total customer deposits (core) *	$12,038,256	96%	$7,323,655	95%	$6,957,370	92%
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
Total estimated uninsured deposits were $4.3 billion (representing 34% of total deposits) at June 30, 2026, compared to $2.5 billion (representing 32% of total deposits) at December 31, 2025.

Liquidity Management
Liquidity management refers to the ability to ensure that adequate liquid funds are available to meet the current and future cash flow obligations arising in the daily operations of the Company. These cash flow obligations include the ability to meet the commitments to borrowers for extensions of credit, accommodate deposit cycles and trends, fund capital expenditures, pay dividends to stockholders (if any), and satisfy other operating expenses. The Company’s most liquid assets are cash and due from banks and interest-earning deposits, which totaled $465 million and $660 million at June 30, 2026 and December 31, 2025, respectively. Balances of these liquid assets are dependent on our operating, investing, and financing activities during any given period.
The $195 million decrease in cash and cash equivalents since year-end 2025 included $110 million net cash provided by operating activities (mostly earnings), $63 million net cash provided by investing activities (with net cash acquired from MidWestOne and proceeds from investment sales, calls and maturities used to fund loan growth and new investment purchases), and $368 million net cash used in financing activities (mostly deposit declines, repayments of borrowings, and common stock repurchases). As of June 30, 2026, management believed that adequate liquidity existed to meet all projected cash flow obligations.
Nicolet’s primary sources of funds include the core deposit base, repayment and maturity of loans, investment securities calls, maturities, and sales, and procurement of brokered deposits or other wholesale funding. At June 30, 2026, approximately 25% of the investment securities portfolio was pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Liquidity sources available to the Company at June 30, 2026, are presented in Table 11 below.

Table 11: Liquidity Sources

(in millions)	June 30, 2026
Fed Funds Lines	$275
Brokered Capacity	2,704
Total Uncollateralized Lines	2,979
Securities Collateral Available	1,662
FHLB Borrowing Availability	604
Fed Discount Window	12
Total Collateralized Lines	2,278
Total Liquidity Funding Availability	$5,257
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, dividend payments, debt service requirements, and, when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. At June 30, 2026, the Parent Company had $33 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.

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
Among other scenarios, we assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned above and reflect the current interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at June 30, 2026 and December 31, 2025, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 12 below. The results are in compliance with Nicolet’s policy guidelines.
Table 12: Interest Rate Sensitivity

	June 30, 2026	December 31, 2025
200 bps decrease in interest rates	(4.3)%	(3.8)%
100 bps decrease in interest rates	(2.2)%	(2.0)%
100 bps increase in interest rates	2.2%	2.1%
200 bps increase in interest rates	4.3%	4.2%

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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At June 30, 2026, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in strategic growth. A summary of the Company’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.
Table 13: Capital

	At or for the Six Months Ended	At or for the Year Ended
($ in thousands)	June 30, 2026	December 31, 2025
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$62,643	$76,561
Common stock repurchased during the period (full shares)	416,809	646,002
Company Risk-Based Capital:
Total risk-based capital	$1,608,863	$1,107,849
Tier 1 risk-based capital	1,374,129	943,398
Common equity Tier 1 capital	1,374,129	902,964
Total capital ratio	12.7%	14.8%
Tier 1 capital ratio	10.8%	12.6%
Common equity tier 1 capital ratio	10.8%	12.0%
Tier 1 leverage ratio	9.4%	10.7%
Bank Risk-Based Capital:
Total risk-based capital	$1,547,007	$907,726
Tier 1 risk-based capital	1,405,023	835,920
Common equity Tier 1 capital	1,405,023	835,920
Total capital ratio	12.2%	12.1%
Tier 1 capital ratio	11.1%	11.2%
Common equity tier 1 capital ratio	11.1%	11.2%
Tier 1 leverage ratio	9.6%	9.5%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities, dividends, or repayment of equity-equivalent debt) in light of strategic plans. Through an ongoing repurchase program, the Board has authorized the repurchase of Nicolet’s common stock as an alternative use of capital. At June 30, 2026, there remained $17 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions. Subsequently, on July 21, 2026, Nicolet’s Board approved a $150 million increase to the common stock repurchase authorization.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk at June 30, 2026, from that presented in our 2025 Annual Report on Form 10-K. See section “Interest Rate Sensitivity Management and Impact of Inflation” within Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2, for our interest rate sensitivity position at June 30, 2026.

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

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of Nicolet’s common stock made during second quarter 2026 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
April 1 – April 30, 2026	70,344	$151.79	67,579
May 1 – May 31, 2026	69,446	143.02	68,427
June 1 – June 30, 2026	133,091	148.69	131,304
Total	272,881	$148.05	267,310	105,000
a.During second quarter 2026, the Company withheld 10,694 common shares for minimum tax withholding settlements on restricted stock, and 31,995 common shares were withheld to satisfy the exercise price and tax withholding requirements on stock option exercises. These are not considered “repurchases” and, therefore, do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
b.The Board of Directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $396 million to repurchase outstanding shares of common stock. At June 30, 2026, approximately $17 million remained available under this common stock repurchase program, or approximately 105,000 shares of common stock (based upon the closing stock price of $165.39 on June 30, 2026). Subsequently, on July 21, 2026, Nicolet’s Board of Directors increased the amount of purchases authorized under the program by $150 million and the program has no expiration date.

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
101
Interactive data files for Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page from Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

July 31, 2026	/s/ Michael E. Daniels
Michael E. Daniels
Chairman, President, and Chief Executive Officer

July 31, 2026	/s/ H. Phillip Moore, Jr.
H. Phillip Moore, Jr.
Chief Financial Officer