Form 10-Q
period 2026-09-30
NICOLET BANKSHARES INC
filed 2026-10-30
CIK 1174850

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2026 there were 20,789,055 shares of $0.01 par value common stock outstanding.

Nicolet Bankshares, Inc.
Quarterly Report on Form 10-Q
September 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:
NICOLET BANKSHARES, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$103,443	$107,956
Interest-earning deposits	407,088	552,276
Cash and cash equivalents	510,531	660,232
Securities available for sale (“AFS”), at fair value	1,980,623	859,834
Other investments	118,067	63,247
Loans held for sale	9,080	13,620
Loans	10,882,449	6,836,345
Allowance for credit losses - loans (“ACL-Loans”)	(134,780)	(68,806)
Loans, net	10,747,669	6,767,539
Premises and equipment, net	193,341	120,462
Bank owned life insurance (“BOLI”)	298,496	192,498
Goodwill and other intangibles, net	959,659	382,400
Accrued interest receivable and other assets	247,342	125,275
Total assets	$15,064,808	$9,185,107

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$2,818,385	$1,828,928
Interest-bearing deposits	9,778,250	5,901,843
Total deposits	12,596,635	7,730,771
Long-term borrowings	92,750	134,860
Accrued interest payable and other liabilities	141,183	61,814
Total liabilities	12,830,568	7,927,445

Stockholders’ Equity:
Common stock	209	148
Additional paid-in capital	1,513,745	583,257
Retained earnings	811,455	697,799
Accumulated other comprehensive income (loss)	(91,169)	(23,542)
Total stockholders’ equity	2,234,240	1,257,662
Total liabilities and stockholders’ equity	$15,064,808	$9,185,107

Preferred shares authorized (no par value)	10,000,000	10,000,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value $0.01 per share)	60,000,000	30,000,000
Common shares outstanding	20,845,434	14,811,445
Common shares issued	21,004,437	14,930,213
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Income
(In thousands, except share and per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Loans, including loan fees	$174,014	$107,930	$488,503	$314,572
Investment securities:
Taxable	19,595	6,201	50,855	17,788
Tax-exempt	1,584	998	4,634	3,064
Other interest income	5,160	5,204	15,477	15,288
Total interest income	200,353	120,333	559,469	350,712
Interest expense:
Deposits	56,811	39,312	160,788	119,249
Long-term borrowings	1,312	1,757	5,421	5,884
Total interest expense	58,123	41,069	166,209	125,133
Net interest income	142,230	79,264	393,260	225,579
Provision for credit losses	1,950	950	9,500	3,500
Net interest income after provision for credit losses	140,280	78,314	383,760	222,079
Noninterest income:
Wealth management fee income	12,557	7,629	34,950	21,415
Mortgage income, net	3,624	3,568	10,787	8,401
Service charges on deposit accounts	3,908	2,000	11,196	5,987
Card interchange income	6,815	3,752	17,375	10,788
BOLI income	2,401	1,654	6,588	4,503
Deferred compensation plan asset market valuations	(424)	972	1,246	2,454
LSR income, net	649	668	2,138	2,675
Asset gains (losses), net	(586)	1,294	911	741
Other noninterest income	3,256	2,082	8,582	5,511
Total noninterest income	32,200	23,619	93,773	62,475
Noninterest expense:
Personnel	47,099	29,437	135,870	85,072
Occupancy, equipment and office	16,236	9,028	45,009	27,462
Business development and marketing	3,391	2,223	8,912	5,916
Data processing	7,116	4,671	21,059	13,878
Intangibles amortization	5,959	1,414	16,211	4,447
FDIC assessments	1,722	1,005	4,798	2,974
Merger-related expense	4,588	—	52,677	—
Other noninterest expense	5,187	2,310	20,321	8,045
Total noninterest expense	91,298	50,088	304,857	147,794
Income before income tax expense	81,182	51,845	172,676	136,760
Income tax expense	17,454	10,110	36,851	26,398
Net income	$63,728	$41,735	$135,825	$110,362
Earnings per common share:
Basic	$3.04	$2.81	$6.75	$7.34
Diluted	$2.96	$2.73	$6.57	$7.14
Weighted average common shares outstanding:
Basic	20,934,161	14,835,670	20,134,413	15,038,854
Diluted	21,542,491	15,303,440	20,685,574	15,462,990
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$63,728	$41,735	$135,825	$110,362
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities AFS:
Net unrealized holding gains (losses)	(68,586)	9,992	(85,452)	24,903
Net realized (gains) losses included in income	252	(103)	288	(107)
Income tax (expense) benefit	14,160	(2,225)	17,537	(5,483)
Total other comprehensive income (loss)	(54,174)	7,664	(67,627)	19,313
Comprehensive income (loss)	$9,554	$49,399	$68,198	$129,675
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands) (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at June 30, 2026	$211	$1,552,947	$755,311	$(36,995)	$2,271,474
Comprehensive income:
Net income, three months ended September 30, 2026	—	—	63,728	—	63,728
Other comprehensive income (loss)	—	—	—	(54,174)	(54,174)
Stock-based compensation expense	—	2,660	—	—	2,660
Cash dividends on common stock, $0.36 per share	—	—	(7,584)	—	(7,584)
Issuance of stock in stock-based compensation plans	—	1,823	—	—	1,823
Purchase of stock in stock-based compensation plans	—	(3,704)	—	—	(3,704)
Issuance of common stock	—	36	—	—	36
Purchase and retirement of common stock	(2)	(40,017)	—	—	(40,019)
Balances at September 30, 2026	$209	$1,513,745	$811,455	$(91,169)	$2,234,240
Balances at June 30, 2025	$149	$601,625	$625,243	$(36,919)	$1,190,098
Comprehensive income:
Net income, three months ended September 30, 2025	—	—	41,735	—	41,735
Other comprehensive income (loss)	—	—	—	7,664	7,664
Stock-based compensation expense	—	1,691	—	—	1,691
Cash dividends on common stock, $0.32 per share	—	—	(4,726)	—	(4,726)
Issuance of stock in stock-based compensation plans	1	2,998	—	—	2,999
Purchase of stock in stock-based compensation plans	—	(3,999)	—	—	(3,999)
Issuance of common stock	—	23	—	—	23
Purchase and retirement of common stock	(2)	(20,523)	—	—	(20,525)
Balances at September 30, 2025	$148	$581,815	$662,252	$(29,255)	$1,214,960
Balances at December 31, 2025	$148	$583,257	$697,799	$(23,542)	$1,257,662
Comprehensive income:
Net income, nine months ended September 30, 2026	—	—	135,825	—	135,825
Other comprehensive income (loss)	—	—	—	(67,627)	(67,627)
Issuance of common stock in acquisition	66	1,030,223	—	—	1,030,289
Stock-based compensation expense	—	12,989	—	—	12,989
Cash dividends on common stock, $1.04 per share	—	—	(22,169)	—	(22,169)
Issuance of stock in stock-based compensation plans	2	5,353	—	—	5,355
Purchase of stock in stock-based compensation plans	(1)	(15,517)	—	—	(15,518)
Issuance of common stock	—	96	—	—	96
Purchase and retirement of common stock	(6)	(102,656)	—	—	(102,662)
Balances at September 30, 2026	$209	$1,513,745	$811,455	$(91,169)	$2,234,240
Balances at December 31, 2024	$154	$655,540	$565,772	$(48,568)	$1,172,898
Comprehensive income:
Net income, nine months ended September 30, 2025	—	—	110,362	—	110,362
Other comprehensive income (loss)	—	—	—	19,313	19,313
Stock-based compensation expense	—	5,278	—	—	5,278
Cash dividends on common stock, $0.92 per share	—	—	(13,882)	—	(13,882)
Issuance of stock in stock-based compensation plans	2	8,843	—	—	8,845
Purchase of stock in stock-based compensation plans	(1)	(11,371)	—	—	(11,372)
Issuance of common stock	—	79	—	—	79
Purchase and retirement of common stock	(7)	(76,554)	—	—	(76,561)
Balances at September 30, 2025	$148	$581,815	$662,252	$(29,255)	$1,214,960
See accompanying notes to unaudited consolidated financial statements.

ITEM 1. Financial Statements Continued:

NICOLET BANKSHARES, INC.
Consolidated Statements of Cash Flows (Unaudited)

(In thousands)	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net income	$135,825	$110,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	4,501	10,981
Provision for credit losses	9,500	3,500
Increase in cash surrender value of life insurance	(6,597)	(4,503)
Stock-based compensation expense	12,989	5,278
Asset (gains) losses, net	(911)	(741)
Gain on sale of loans held for sale, net	(8,689)	(6,991)
Proceeds from sale of loans held for sale	310,257	205,786
Origination of loans held for sale	(299,610)	(204,692)
Loss on early extinguishment of debt	5,377	—
Net change in accrued interest receivable and other assets	16,608	(2,254)
Net change in accrued interest payable and other liabilities	3,157	9,829
Net cash provided by (used in) operating activities	182,407	126,555
Cash Flows From Investing Activities:
Net (increase) decrease in loans	(36,731)	(245,485)
Purchases of securities AFS	(615,344)	(112,035)
Proceeds from sales of securities AFS	329,012	9,425
Proceeds from calls and maturities of securities AFS	197,183	71,376
Purchases of other investments	(41,966)	(3,234)
Proceeds from sales of other investments	5,301	4,495
Net (increase) decrease in premises and equipment	(10,987)	(1,003)
Net (increase) decrease in other real estate and other assets	3,038	326
Net cash (paid) received in branch sale	26,056	—
Net cash (paid) received in business combination	165,640	—
Net cash provided by (used in) investing activities	21,202	(276,135)
Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(77,306)	207,781
Repayments of long-term borrowings	(141,106)	(27,400)
Purchase and retirement of common stock	(102,662)	(76,561)
Cash dividends paid on common stock	(22,169)	(13,882)
Proceeds from issuance of common stock	96	79
Proceeds from issuance of common stock in stock-based compensation plans	5,355	8,845
Purchases of common stock in stock-based compensation plans	(15,518)	(11,372)
Net cash provided by (used in) financing activities	(353,310)	87,490
Net increase (decrease) in cash and cash equivalents	(149,701)	(62,090)
Cash and cash equivalents:
Beginning	660,232	536,047
Ending *	$510,531	$473,957
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$169,349	$124,611
Cash paid for taxes	33,985	26,500
Transfer of loans and bank premises to other real estate owned	1,915	395
Capitalized mortgage servicing rights	3,944	2,226
Acquisitions:
Fair value of assets acquired	$6,045,000	$—
Fair value of liabilities assumed	5,485,000	—
Net assets acquired	560,000	—
* Cash and cash equivalents included $10 million and $530,000 of restricted cash at September 30, 2026 and September 30, 2025, respectively.
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
Recent Accounting Pronouncements Adopted
In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. This ASU expands the scope of the “gross up” method, formerly applicable only to purchased credit deteriorated loans (“PCD loans”), to include non-PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (“PSLs”). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day one credit loss expense previously required for non-PCD loans. PSLs are defined as non-PCD loans acquired (1) through a business combination, or (2) purchased more than 90 days after origination when the acquirer was not involved in the origination. The updated guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company early adopted this standard for the acquisition completed in first quarter 2026, as discussed in Note 2.

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

(In millions, except share data)	Acquired from MidWestOne	Fair Value Adjustments	Estimated Fair Value
Assets Acquired:
Cash and cash equivalents	$166	$—	$166
Investment securities	1,117	(2)	1,115
Loans	4,462	(75)	4,387
ACL-Loans	(51)	(13)	(64)
Premises and equipment	87	(11)	76
BOLI	100	—	100
Goodwill	70	(70)	—
Other intangibles	20	103	123
Other assets	132	10	142
Total assets	$6,103	$(58)	$6,045
Liabilities Assumed:
Deposits	$5,323	$(2)	$5,321
Borrowings	91	2	93
Other liabilities	74	(3)	71
Total liabilities	$5,488	$(3)	$5,485
Net assets acquired			$560
Purchase Price:
Nicolet common stock issued (in shares)			6,641,428
Value of Nicolet common stock consideration			$1,031
Goodwill			$471

The Company purchased loans through the acquisition of MidWestOne for which there was, at the date of acquisition, more than insignificant deterioration of credit quality since origination or PCD loans. The carrying amount of these loans at acquisition was as follows.

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

	Nine Months Ended	Year Ended
(In thousands, except per share data)	September 30, 2026	December 31, 2025
Total revenue, net of interest expense	$522,936	$661,267
Net income	$192,723	$158,011
Diluted earnings per common share	$9.05	$7.19

Denver Branches Divestiture: On July 28, 2026, Nicolet closed the sale of its Denver, Colorado banking branches (acquired in the MidWestOne transaction) to Sunwest Bank in an all-cash transaction. On the sale date, the Denver locations had total loans of approximately $390 million and deposits of approximately $380 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net income	$63,728	$41,735	$135,825	$110,362
Weighted average common shares outstanding	20,934	14,836	20,134	15,039
Effect of dilutive common stock awards	608	467	552	424
Diluted weighted average common shares outstanding	21,542	15,303	20,686	15,463
Basic earnings per common share*	$3.04	$2.81	$6.75	$7.34
Diluted earnings per common share*	$2.96	$2.73	$6.57	$7.14
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
For the three and nine months ended September 30, 2026 and September 30, 2025, less than 0.1 million shares were excluded from the calculation of diluted earnings per common share as the effect would have been anti-dilutive.

Note 4 – Stock-Based Compensation
The Company may grant stock options and restricted stock under its stock-based compensation plan to certain officers, employees, and directors. The plan is administered by a committee of the Board of Directors, and at September 30, 2026, approximately 0.3 million shares were available for grant under this plan. Stock options generally will expire ten years after the date of grant, have an exercise price equal to the Company’s closing stock price on the date of grant, and will become exercisable based upon vesting terms provided for in the grant. Restricted stock grants include time-based restricted stock awards and performance-based restricted stock units, are generally issued at the Company’s closing stock price on the date of grant, and the restrictions lapse based upon the vesting terms provided for in the grant and are contingent upon continued employment.

The Company’s stock option activity is summarized below.

Stock Options	Option Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding - December 31, 2025	979,334	$71.35
Granted	—	—
Exercise of stock options *	(93,980)	56.98
Forfeited	—	—
Outstanding - September 30, 2026	885,354	$72.87	4.2	$79,814
Exercisable - September 30, 2026	787,069	$72.21	3.8	$71,472
* The terms of the stock option agreements permit having a number of shares of stock withheld, the fair market value of which as of the date of exercise is sufficient to satisfy the exercise price and/or tax withholding requirements. For the nine months ended September 30, 2026, 52,961 such shares were withheld by the Company.
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock options. The intrinsic value of options exercised for the nine months ended September 30, 2026 and 2025 was approximately $9.5 million and $10.9 million, respectively.
The Company’s restricted stock awards and restricted stock units activity is summarized below.

	Time-Based Restricted Stock Awards	Performance-Based Restricted Stock Units	Total Restricted Stock
Restricted Shares Outstanding
Outstanding December 31, 2025	118,768	30,000	148,768
Granted	61,329	91,000	152,329
Vested *	(20,319)	(30,328)	(50,647)
Forfeited	(775)	—	(775)
Outstanding September 30, 2026	159,003	90,672	249,675
Weighted Average Grant Date Fair Value
Outstanding December 31, 2025	$110.74	$137.68	$116.17
Granted	139.40	132.74	135.42
Vested *	93.44	132.74	116.97
Forfeited	112.83	—	112.83
Outstanding September 30, 2026	$123.99	$134.37	$127.76
* The terms of the restricted stock agreements permit the surrender of shares to the Company upon vesting in order to satisfy applicable withholding at the minimum statutory withholding rate, and accordingly 17,106 shares were surrendered for the nine months ended September 30, 2026.
The Company recognized approximately $12.3 million and $4.6 million of stock-based compensation expense (included in personnel and merger-related expense on the consolidated statements of income) for the nine months ended September 30, 2026 and 2025, respectively, associated with its common stock awards granted to officers and employees. In addition, for the nine months ended September 30, 2026, the Company recognized approximately $0.7 million of director expense (included in other noninterest expense on the consolidated statements of income) for restricted stock grants totaling 4,719 shares with immediate vesting to directors, while for the nine months ended September 30, 2025, the Company recognized $0.7 million of director expense for restricted stock grants totaling 5,656 shares with immediate vesting to directors, in each case representing the annual stock retainer fee paid to external board members. As of September 30, 2026, there was approximately $31.4 million of unrecognized compensation cost related to equity award grants, which is expected to be recognized over the remaining vesting period of approximately four years. The Company recognized a tax benefit of approximately $2.4 million and $2.2 million for the nine months ended September 30, 2026 and 2025, respectively, for the tax impact of stock option exercises and vesting of restricted stock.

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

The amortized cost and fair value of securities AFS are summarized as follows.

	September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$259,374	$—	$9,430	$249,944
U.S. government agency securities	26,715	—	1,078	25,637
State, county and municipals	367,729	167	37,999	329,897
Mortgage-backed securities	1,309,538	62	70,224	1,239,376
Corporate debt securities	136,685	1,630	2,546	135,769
Total securities AFS	$2,100,041	$1,859	$121,277	$1,980,623

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities AFS:
U.S. Treasury securities	$25,056	$2	$1,004	$24,054
U.S. government agency securities	4,189	4	21	4,172
State, county and municipals	289,826	323	15,325	274,824
Mortgage-backed securities	513,715	3,898	20,832	496,781
Corporate debt securities	61,302	226	1,525	60,003
Total securities AFS	$894,088	$4,453	$38,707	$859,834
Proceeds and realized gains or losses from the sale of AFS securities were as follows.

	Nine Months Ended September 30,
(in thousands)	2026	2025
Securities AFS:
Gross gains	$20	$107
Gross losses	(308)	—
Gains (losses) on sales of securities AFS, net	$(288)	$107
Proceeds from sales of securities AFS *	$329,012	$9,425
* Includes proceeds of $220 million recognized on the sale of securities AFS upon acquisition of MidWestOne in 2026 for which no gain or loss was recognized in the income statement as the investment securities were marked to fair value through purchase accounting.

The majority of the mortgage-backed securities included in the securities portfolio were issued by U.S. government agencies and corporations. Investment securities with a carrying value of $602 million and $497 million, as of September 30, 2026 and December 31, 2025, respectively, were pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Accrued interest on investment securities totaled $11 million and $5 million at September 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The following table presents gross unrealized losses and the related estimated fair value of investment securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position.

	September 30, 2026
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$235,716	$8,200	$14,228	$1,230	$249,944	$9,430	15
U.S. government agency securities	23,388	1,066	1,918	12	25,306	1,078	10
State, county and municipals	123,546	15,264	193,390	22,735	316,936	37,999	520
Mortgage-backed securities	1,003,973	44,230	194,233	25,994	1,198,206	70,224	570
Corporate debt securities	63,487	1,613	20,042	933	83,529	2,546	47
Total	$1,450,110	$70,373	$423,811	$50,904	$1,873,921	$121,277	1,162

	December 31, 2025
	Less than 12 months		12 months or more		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities
Securities AFS:
U.S. Treasury securities	$—	$—	$14,598	$1,004	$14,598	$1,004	1
U.S. government agency securities	411	—	2,825	21	3,236	21	8
State, county and municipals	7,002	38	229,648	15,287	236,650	15,325	388
Mortgage-backed securities	31,213	145	232,400	20,687	263,613	20,832	376
Corporate debt securities	2,332	20	40,093	1,505	42,425	1,525	30
Total	$40,958	$203	$519,564	$38,504	$560,522	$38,707	803
As of September 30, 2026 and December 31, 2025, no allowance for credit losses on AFS securities was recognized. The Company does not consider its securities AFS with unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. Furthermore, the Company does not have the intent to sell any of these AFS securities and believes that it is more likely than not that we will not have to sell any such securities before a recovery of cost.
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

As of September 30, 2026	Securities AFS
(in thousands)	Amortized Cost	Fair Value
Due in less than one year	$41,947	$41,469
Due in one year through five years	397,906	380,905
Due after five years through ten years	281,954	259,910
Due after ten years	68,696	58,963
	790,503	741,247
Mortgage-backed securities	1,309,538	1,239,376
Total investment securities	$2,100,041	$1,980,623

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

(in thousands)	September 30, 2026	December 31, 2025
Federal Reserve Bank stock	$67,116	$33,541
Federal Home Loan Bank (“FHLB”) stock	14,246	7,735
Equity securities with readily determinable fair values	12,685	9,505
Other investments	24,020	12,466
Total other investments	$118,067	$63,247

Note 6 – Loans, Allowance for Credit Losses - Loans, and Credit Quality
The loan composition is summarized as follows.

	September 30, 2026		December 31, 2025
(in thousands)	Amount	% of Total	Amount	% of Total
Commercial & industrial	$2,335,023	21%	$1,367,522	20%
Owner-occupied commercial real estate (“CRE”)	1,596,195	15	939,587	14
Agricultural	1,830,526	17	1,415,425	21
CRE investment	2,245,677	21	1,188,351	17
Construction & land development	592,437	5	326,638	5
Residential construction	137,045	1	95,268	1
Residential first mortgage	1,585,467	15	1,193,683	17
Residential junior mortgage	481,993	4	268,188	4
Retail & other	78,086	1	41,683	1
Loans	10,882,449	100%	6,836,345	100%
Less allowance for credit losses - Loans (“ACL-Loans”)	134,780		68,806
Loans, net	$10,747,669		$6,767,539
Allowance for credit losses - Loans to loans	1.24%		1.01%
Accrued interest on loans totaled $45 million and $21 million at September 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.
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

A roll forward of the allowance for credit losses - loans is summarized as follows.

	Three Months Ended		Nine Months Ended		Year Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	December 31, 2025
Beginning balance	$133,584	$68,408	$68,806	$66,322	$66,322
ACL on acquired PCD loans	—	—	19,735	—	—
ACL on acquired PSL loans	—	—	44,377	—	—
Provision for credit losses - loans	1,950	950	4,100	3,750	4,300
Charge-offs	(884)	(619)	(2,470)	(1,575)	(2,263)
Recoveries	130	46	232	288	447
Net (charge-offs) recoveries	(754)	(573)	(2,238)	(1,287)	(1,816)
Ending balance	$134,780	$68,785	$134,780	$68,785	$68,806
The following tables present the balance and activity in the ACL-Loans by portfolio segment.

	Nine Months Ended September 30, 2026
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$16,905	$5,289	$9,434	$15,038	$3,611	$1,250	$13,310	$3,351	$618	$68,806
ACL on PCD loans	8,174	2,168	518	5,300	2,638	—	204	49	684	19,735
ACL on PSL loans	21,262	4,254	1,739	7,758	3,192	718	3,920	1,223	311	44,377
Provision	(11,186)	4,830	(272)	3,442	2,911	(1,160)	(102)	4,471	1,166	4,100
Charge-offs	(1,352)	(24)	(16)	—	—	—	(90)	(42)	(946)	(2,470)
Recoveries	100	31	5	—	—	—	2	7	87	232
Net (charge-offs) recoveries	(1,252)	7	(11)	—	—	—	(88)	(35)	(859)	(2,238)
Ending balance	$33,903	$16,548	$11,408	$31,538	$12,352	$808	$17,244	$9,059	$1,920	$134,780
As % of ACL-Loans	25%	12%	9%	23%	9%	1%	13%	7%	1%	100%

	Year Ended December 31, 2025
(in thousands)	Commercial & industrial	Owner- occupied CRE	Agricultural	CRE investment	Construction & land development	Residential construction	Residential first mortgage	Residential junior mortgage	Retail & other	Total
ACL-Loans
Beginning balance	$16,147	$5,362	$9,957	$14,616	$2,658	$1,234	$12,590	$2,827	$931	$66,322
Provision	2,154	(79)	(458)	422	953	16	817	522	(47)	4,300
Charge-offs	(1,577)	(189)	(65)	—	—	—	(98)	(2)	(332)	(2,263)
Recoveries	181	195	—	—	—	—	1	4	66	447
Net (charge-offs) recoveries	(1,396)	6	(65)	—	—	—	(97)	2	(266)	(1,816)
Ending balance	$16,905	$5,289	$9,434	$15,038	$3,611	$1,250	$13,310	$3,351	$618	$68,806
As % of ACL-Loans	24%	8%	14%	22%	5%	2%	19%	5%	1%	100%
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
Allowance for Credit Losses-Unfunded Commitments:
In addition to the ACL-Loans, the Company has established an ACL-Unfunded commitments, classified in accrued interest payable and other liabilities on the consolidated balance sheets. This reserve is maintained at a level that management believes is sufficient to absorb losses arising from unfunded loan commitments, and is determined quarterly based on methodology similar to the methodology for determining the ACL-Loans. The reserve for unfunded commitments was $8.4 million and $3.0 million at September 30, 2026 and December 31, 2025, respectively.
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

	Three Months Ended		Nine Months Ended		Year Ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	December 31, 2025
Provision for credit losses on:
Loans	$1,950	$950	$4,100	$3,750	$4,300
Unfunded commitments	—	—	5,400	(250)	(50)
Total	$1,950	$950	$9,500	$3,500	$4,250

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

September 30, 2026	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$13,783	$13,783	$8,001	$5,782	$4,059
Owner-occupied CRE	25,338	—	25,338	23,542	1,796	82
Agricultural	6,076	3,654	9,730	8,893	837	225
CRE investment	5,353	—	5,353	—	5,353	3,610
Construction & land development	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	1,920	—	1,920	1,831	89	6
Residential junior mortgage	278	—	278	—	278	1
Retail & other	—	—	—	—	—	—
Total loans	$38,965	$17,437	$56,402	$42,267	$14,135	$7,983

December 31, 2025	Collateral Type
(in thousands)	Real Estate	Other Business Assets	Total	Without an Allowance	With an Allowance	Allowance Allocation
Commercial & industrial	$—	$9,111	$9,111	$5,986	$3,125	$322
Owner-occupied CRE	5,755	—	5,755	5,755	—	—
Agricultural	6,784	3,589	10,373	10,373	—	—
CRE investment	497	—	497	497	—	—
Construction & land development	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—
Residential first mortgage	1,847	—	1,847	1,486	361	1
Residential junior mortgage	166	—	166	166	—	—
Retail & other	—	—	—	—	—	—
Total loans	$15,049	$12,700	$27,749	$24,263	$3,486	$323

Past Due and Nonaccrual Loans:
The following tables present past due loans by portfolio segment.

	September 30, 2026
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$6,438	$17,158	$2,311,427	$2,335,023
Owner-occupied CRE	1,086	27,683	1,567,426	1,596,195
Agricultural	162	10,240	1,820,124	1,830,526
CRE investment	6,089	5,663	2,233,925	2,245,677
Construction & land development	—	100	592,337	592,437
Residential construction	—	—	137,045	137,045
Residential first mortgage	1,992	10,413	1,573,062	1,585,467
Residential junior mortgage	948	1,932	479,113	481,993
Retail & other	1,601	175	76,310	78,086
Total loans	$18,316	$73,364	$10,790,769	$10,882,449
Percent of total loans	0.2%	0.7%	99.1%	100.0%

	December 31, 2025
(in thousands)	30-89 Days Past Due (accruing)	90 Days & Over or nonaccrual	Current	Total
Commercial & industrial	$541	$10,314	$1,356,667	$1,367,522
Owner-occupied CRE	3,311	6,938	929,338	939,587
Agricultural	123	10,476	1,404,826	1,415,425
CRE investment	250	497	1,187,604	1,188,351
Construction & land development	29	—	326,609	326,638
Residential construction	601	—	94,667	95,268
Residential first mortgage	5,305	3,022	1,185,356	1,193,683
Residential junior mortgage	494	311	267,383	268,188
Retail & other	453	121	41,109	41,683
Total loans	$11,107	$31,679	$6,793,559	$6,836,345
Percent of total loans	0.1%	0.5%	99.4%	100.0%

The following table presents nonaccrual loans by portfolio segment.

	September 30, 2026		December 31, 2025
(in thousands)	Nonaccrual Loans	% of Total	Nonaccrual Loans	% of Total
Commercial & industrial	$17,158	23%	$10,314	32%
Owner-occupied CRE	27,683	38	6,938	22
Agricultural	10,240	14	10,476	33
CRE investment	5,663	8	497	2
Construction & land development	100	—	—	—
Residential construction	—	—	—	—
Residential first mortgage	10,413	14	3,022	10
Residential junior mortgage	1,932	3	311	1
Retail & other	175	—	121	—
Nonaccrual loans	$73,364	100%	$31,679	100%
Percent of total loans	0.7%		0.5%

Credit Quality Information:
The following tables present total loans by risk categories and year of origination, as well as gross charge-offs by year of origination. Acquired loans have been included based upon the actual origination date.

September 30, 2026	Amortized Cost Basis by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$352,788	$410,563	$153,631	$132,632	$163,760	$218,849	$665,501	$—	$2,097,724
Grade 5	12,838	10,358	8,127	12,604	8,866	16,187	54,694	—	123,674
Grade 6	50	14,635	6,431	3,105	2,479	3,024	2,564	—	32,288
Grade 7 *	1,404	2,017	9,353	5,437	17,314	11,846	33,966	—	81,337
Total	$367,080	$437,573	$177,542	$153,778	$192,419	$249,906	$756,725	$—	$2,335,023
Current period gross charge-offs	$—	$(142)	$(161)	$(427)	$(146)	$(191)	$(285)	$—	$(1,352)
Owner-occupied CRE
Grades 1-4	$184,596	$259,875	$145,372	$139,053	$200,088	$495,822	$2,267	$—	$1,427,073
Grade 5	1,607	2,652	6,964	16,590	15,198	50,644	—	—	93,655
Grade 6	349	359	176	—	2,439	3,280	—	—	6,603
Grade 7 *	170	3,095	6,582	14,220	12,888	31,909	—	—	68,864
Total	$186,722	$265,981	$159,094	$169,863	$230,613	$581,655	$2,267	$—	$1,596,195
Current period gross charge-offs	$—	$—	$—	$—	$—	$(24)	$—	$—	$(24)
Agricultural
Grades 1-4	$149,052	$224,967	$175,247	$122,919	$242,449	$340,049	$391,787	$—	$1,646,470
Grade 5	19,081	10,867	6,244	4,467	14,584	29,753	48,204	—	133,200
Grade 6	88	182	3,731	66	478	3,095	1,008	—	8,648
Grade 7 *	1,425	3,874	1,234	2,094	6,105	18,281	9,195	—	42,208
Total	$169,646	$239,890	$186,456	$129,546	$263,616	$391,178	$450,194	$—	$1,830,526
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(16)	$—	$(16)
CRE investment
Grades 1-4	$124,261	$181,072	$188,899	$123,640	$366,858	$1,083,840	$15,860	$—	$2,084,430
Grade 5	—	905	4,397	19,344	25,412	38,827	—	—	88,885
Grade 6	288	—	—	—	18,139	4,112	—	—	22,539
Grade 7 *	—	363	—	19,687	13,410	16,363	—	—	49,823
Total	$124,549	$182,340	$193,296	$162,671	$423,819	$1,143,142	$15,860	$—	$2,245,677
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$87,239	$224,166	$106,638	$43,506	$25,629	$40,051	$1,779	$—	$529,008
Grade 5	—	16,126	459	823	43,716	994	908	—	63,026
Grade 6	—	—	—	—	159	—	—	—	159
Grade 7 *	—	—	—	184	60	—	—	—	244
Total	$87,239	$240,292	$107,097	$44,513	$69,564	$41,045	$2,687	$—	$592,437
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$65,308	$45,071	$6,393	$771	$4,350	$8,240	$308	$—	$130,441
Grade 5	142	—	—	6,462	—	—	—	—	6,604
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	—	—	—	—	—	—	—	—
Total	$65,450	$45,071	$6,393	$7,233	$4,350	$8,240	$308	$—	$137,045
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$191,616	$196,665	$121,331	$145,517	$373,735	$527,967	$2,184	$—	$1,559,015
Grade 5	855	955	1,042	1,731	2,638	5,445	—	—	12,666
Grade 6	—	—	—	78	49	615	—	—	742
Grade 7 *	—	988	408	946	3,222	7,480	—	—	13,044
Total	$192,471	$198,608	$122,781	$148,272	$379,644	$541,507	$2,184	$—	$1,585,467
Current period gross charge-offs	$—	$—	$(9)	$—	$—	$(81)	$—	$—	$(90)
Residential junior mortgage
Grades 1-4	$5,473	$7,214	$6,051	$5,045	$3,041	$10,590	$429,559	$12,075	$479,048
Grade 5	—	—	6	—	447	337	—	—	790
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	130	—	262	49	133	608	973	2,155
Total	$5,473	$7,344	$6,057	$5,307	$3,537	$11,060	$430,167	$13,048	$481,993
Current period gross charge-offs	$—	$—	$—	$—	$(42)	$—	$—	$—	$(42)
Retail & other
Grades 1-4	$13,419	$12,513	$6,591	$5,678	$4,601	$10,497	$24,612	$—	$77,911
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	69	33	11	24	33	5	—	175
Total	$13,419	$12,582	$6,624	$5,689	$4,625	$10,530	$24,617	$—	$78,086
Current period gross charge-offs	$(4)	$(13)	$(12)	$(130)	$(121)	$(129)	$(537)	$—	$(946)
Total loans	$1,212,049	$1,629,681	$965,340	$826,872	$1,572,187	$2,978,263	$1,685,009	$13,048	$10,882,449
* The total Grade 7 loans at September 30, 2026 included $23 million of loans covered by government loan program guarantees.

December 31, 2025	Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving to Term	TOTAL
Commercial & industrial
Grades 1-4	$297,093	$144,896	$92,466	$84,058	$80,057	$77,686	$424,640	$—	$1,200,896
Grade 5	4,152	6,622	14,051	12,515	3,471	6,448	53,059	—	100,318
Grade 6	13,593	896	1,497	2,677	826	—	13,285	—	32,774
Grade 7 *	805	2,580	3,612	4,170	4,901	4,817	12,649	—	33,534
Total	$315,643	$154,994	$111,626	$103,420	$89,255	$88,951	$503,633	$—	$1,367,522
Current period gross charge-offs	$(125)	$(103)	$(45)	$(76)	$(524)	$(8)	$(696)	$—	$(1,577)
Owner-occupied CRE
Grades 1-4	$132,613	$84,209	$77,111	$134,342	$113,456	$262,006	$2,321	$—	$806,058
Grade 5	1,653	6,496	12,864	14,243	24,479	25,868	49	—	85,652
Grade 6	—	13,038	1,511	1,311	—	1,097	—	—	16,957
Grade 7 *	—	1,676	3,718	1,970	6,523	17,033	—	—	30,920
Total	$134,266	$105,419	$95,204	$151,866	$144,458	$306,004	$2,370	$—	$939,587
Current period gross charge-offs	$—	$—	$—	$—	$—	$(189)	$—	$—	$(189)
Agricultural
Grades 1-4	$178,383	$178,254	$122,462	$233,078	$109,828	$184,017	$290,983	$—	$1,297,005
Grade 5	9,136	2,956	4,910	10,910	7,110	16,267	26,604	—	77,893
Grade 6	1,197	—	595	137	—	5,997	1,632	—	9,558
Grade 7 *	937	381	1,278	3,926	6,982	12,412	5,053	—	30,969
Total	$189,653	$181,591	$129,245	$248,051	$123,920	$218,693	$324,272	$—	$1,415,425
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$(65)	$—	$(65)
CRE investment
Grades 1-4	$107,033	$115,996	$40,985	$233,167	$193,969	$438,694	$12,801	$—	$1,142,645
Grade 5	—	3,608	1,177	4,694	12,622	19,183	—	—	41,284
Grade 6	—	—	—	3,204	—	—	—	—	3,204
Grade 7 *	—	—	552	—	—	666	—	—	1,218
Total	$107,033	$119,604	$42,714	$241,065	$206,591	$458,543	$12,801	$—	$1,188,351
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction & land development
Grades 1-4	$90,203	$125,309	$26,359	$25,189	$42,103	$11,642	$2,205	$—	$323,010
Grade 5	—	375	39	1,943	215	830	—	—	3,402
Grade 6	—	—	—	166	—	—	—	—	166
Grade 7 *	—	—	—	60	—	—	—	—	60
Total	$90,203	$125,684	$26,398	$27,358	$42,318	$12,472	$2,205	$—	$326,638
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Grades 1-4	$77,376	$12,131	$872	$2,917	$1,572	$400	$—	$—	$95,268
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	—	—	—	—	—	—	—	—
Total	$77,376	$12,131	$872	$2,917	$1,572	$400	$—	$—	$95,268
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential first mortgage
Grades 1-4	$164,721	$118,575	$139,900	$310,381	$194,581	$253,195	$824	$—	$1,182,177
Grade 5	449	1,184	1,348	986	564	1,642	—	—	6,173
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	399	378	1,421	1,316	1,819	—	—	5,333
Total	$165,170	$120,158	$141,626	$312,788	$196,461	$256,656	$824	$—	$1,193,683
Current period gross charge-offs	$—	$(85)	$—	$—	$—	$(13)	$—	$—	$(98)
Residential junior mortgage
Grades 1-4	$9,258	$5,317	$6,072	$3,531	$2,539	$6,869	$229,989	$3,664	$267,239
Grade 5	—	12	—	454	—	—	171	—	637
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	—	—	—	48	—	—	264	—	312
Total	$9,258	$5,329	$6,072	$4,033	$2,539	$6,869	$230,424	$3,664	$268,188
Current period gross charge-offs	$—	$—	$—	$—	$—	$(2)	$—	$—	$(2)
Retail & other
Grades 1-4	$6,696	$3,821	$2,930	$3,485	$1,798	$3,997	$18,832	$—	$41,559
Grade 5	—	—	—	—	—	—	—	—	—
Grade 6	—	—	—	—	—	—	—	—	—
Grade 7 *	60	4	53	—	7	—	—	—	124
Total	$6,756	$3,825	$2,983	$3,485	$1,805	$3,997	$18,832	$—	$41,683
Current period gross charge-offs	$—	$(13)	$(11)	$—	$—	$(14)	$(294)	$—	$(332)
Total loans	$1,095,358	$828,735	$556,740	$1,094,983	$808,919	$1,352,585	$1,095,361	$3,664	$6,836,345
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
Modifications to Borrowers Experiencing Financial Difficulty:
The following tables present the amortized cost of loans that were made to borrowers experiencing financial difficulty and were modified during the nine months ended September 30, 2026 and September 30, 2025, respectively, aggregated by portfolio segment and type of modification.

(in thousands)	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Total	% of Total Loans
Nine Months Ended September 30, 2026
Commercial & industrial	$—	$—	$—	$—	$—	—%
Owner-occupied CRE	—	—	—	—	—	—%
Agricultural	—	—	—	—	—	—%
CRE investment	6,089	—	—	—	6,089	0.27%
Total	$6,089	$—	$—	$—	$6,089	0.06%
Nine Months Ended September 30, 2025
Commercial & industrial	$2,367	$—	$—	$—	$2,367	0.17%
Owner-occupied CRE	—	—	—	—	—	—%
Agricultural	—	—	—	—	—	—%
CRE investment	—	—	—	—	—	—%
Total	$2,367	$—	$—	$—	$2,367	0.03%
The loans presented in the table above have had more than insignificant payment delays (which the Company has defined as payment delays in excess of three months). These modified loans are closely monitored by the Company to understand the effectiveness of its modification efforts, and such loans generally are in nonaccrual status pending a sustained period of performance in accordance with the modified terms.
As of September 30, 2026 and December 31, 2025, there were no loans made to borrowers experiencing financial difficulty that were modified during the current period and subsequently defaulted, and there were no commitments to lend additional funds to such debtors.

Note 7 – Goodwill and Other Intangibles and Servicing Rights
Management periodically reviews the carrying value of its intangible assets to determine if any impairment has occurred, in which case an impairment charge would be recorded as an expense in the period of impairment, or whether changes in circumstances have occurred that would require a revision to the remaining useful life that would affect expense prospectively. In making such determination, management evaluates whether there are any adverse qualitative factors indicating that an impairment may exist, as well as the performance of the underlying operations or assets which give rise to the intangible. Management concluded no impairment was indicated for the nine months ended September 30, 2026 and the year ended December 31, 2025. A summary of goodwill and other intangibles was as follows.

(in thousands)	September 30, 2026	December 31, 2025
Goodwill	$838,426	$367,387
Core deposit intangibles	111,530	13,655
Customer list intangibles	9,703	1,358
Other intangibles	121,233	15,013
Goodwill and other intangibles, net	$959,659	$382,400
Goodwill: Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if certain events or circumstances occur. During 2026, goodwill increased due to the acquisition of MidWestOne, including measurement period adjustments related to the sale of the Denver branches and adjustments to the Day 1 deferred tax accounts during third quarter 2026. See Note 2 for additional information on the acquisition. A summary of goodwill was as follows.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2026	December 31, 2025
Goodwill:
Goodwill at beginning of year	$367,387	$367,387
Acquisition	467,108	—
Measurement period adjustments	3,931	—
Goodwill at end of period	$838,426	$367,387
Other intangible assets: Other intangible assets, consisting of core deposit intangibles and customer list intangibles, are amortized over their estimated finite lives. During 2026, core deposit intangibles and customer list intangibles increased due to the acquisition of MidWestOne. See Note 2 for additional information on the acquisition. A summary of other intangible assets was as follows.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2026	December 31, 2025
Core deposit intangibles:
Gross carrying amount	$170,019	$56,588
Accumulated amortization	(58,489)	(42,933)
Net book value	$111,530	$13,655
Additions during the period	$113,431	$—
Amortization during the period	$15,556	$5,160
Customer list intangibles:
Gross carrying amount	$15,173	$6,173
Accumulated amortization	(5,470)	(4,815)
Net book value	$9,703	$1,358
Additions during the period	$9,000	$—
Amortization during the period	$655	$580
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
A summary of the changes in the servicing rights asset was as follows.

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2026	December 31, 2025
Servicing rights asset at beginning of year	$18,325	$18,954
Capitalized servicing rights	3,944	3,771
Servicing rights acquired *	10,873	—
Sale of servicing rights ^	—	(64)
Amortization during the period	(4,365)	(4,336)
Servicing rights asset at end of period	$28,777	$18,325
Valuation allowance at beginning of year	$—	$(120)
(Additions) / Reversals, net	—	79
Charge-offs ^	—	41
Valuation allowance at end of period	$—	$—
Servicing rights asset, net	$28,777	$18,325
Residential mortgage loans serviced for others	$2,490,457	$1,676,738
Agricultural loans serviced for others	$342,777	$387,974
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
Estimated future amortization: The following table shows the estimated future amortization expense for amortizing intangible assets and servicing assets. The projections are based on existing asset balances, the current interest rate environment and estimated prepayment speeds as of September 30, 2026. The actual amortization expense the Company recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements and events or circumstances that indicate the carrying amount of an asset may not be recoverable.

(in thousands)	Core deposit intangibles	Customer list intangibles	Servicing rights asset
Year ending December 31,
2026 (remaining three months)	$5,614	$224	$1,587
2027	22,123	896	5,994
2028	19,465	896	5,624
2029	16,691	766	5,181
2030	13,937	766	4,594
2031	11,227	655	2,118
Thereafter	22,473	5,500	3,679
Total	$111,530	$9,703	$28,777

Note 8 – Short and Long-Term Borrowings
Short-Term Borrowings:
Short-term borrowings include any borrowing with an original maturity of one year or less. The Company did not have any short-term borrowings outstanding at either September 30, 2026 or December 31, 2025.

Long-Term Borrowings:
Long-term borrowings include any borrowing with an original maturity greater than one year. The components of long-term borrowings were as follows.

(in thousands)	September 30, 2026	December 31, 2025
Junior subordinated debentures	—	42,215
Subordinated notes	92,750	92,645
Total long-term borrowings	$92,750	$134,860
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
Subordinated Notes (the “Notes”): In July 2021, the Company completed the private placement of $100 million in fixed-to-floating rate subordinated notes due in 2031, with a fixed annual rate of 3.125% for the first five years, and resetting quarterly thereafter to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 237.5 basis points. The Notes due in 2031 became redeemable on July 15, 2026, and quarterly thereafter on any interest payment date. The Company intends to redeem these Notes on the next interest payment date. All outstanding Notes qualify as Tier 2 capital for regulatory purposes, and are discounted in accordance with regulations when the debt has five years or less remaining to maturity.
The following table shows the breakdown of junior subordinated debentures and subordinated notes.

		As of September 30, 2026				As of December 31, 2025
(in thousands)	Maturity Date	Interest Rate	Par	Unamortized Premium /(Discount) / Debt Issue Costs	Carrying Value	Interest Rate	Carrying Value
Junior Subordinated Debentures:
Mid-Wisconsin Statutory Trust I (1)	12/15/2035	—%	$—	$—	$—	5.41%	$8,333
Baylake Capital Trust II (2)	9/30/2036	—%	—	—	—	5.30%	14,133
First Menasha Statutory Trust (3)	3/17/2034	—%	—	—	—	6.76%	4,799
County Bancorp Statutory Trust II (4)	9/15/2035	—%	—	—	—	5.51%	5,741
County Bancorp Statutory Trust III (5)	6/15/2036	—%	—	—	—	5.67%	5,683
Fox River Valley Capital Trust (6)	5/30/2033	—%	—	—	—	7.89%	3,526
Total			$—	$—	$—		$42,215
Subordinated Notes:
Subordinated Notes due 2031	7/15/2031	6.12%	$92,750	$—	$92,750	3.13%	$92,645
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
(6) The debentures, assumed in December 2021 as the result of an acquisition, had a floating rate of 5-year swap rate plus 3.40%, which reset every five years.

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

A summary of the contract or notional amount of the Company’s exposure to off-balance sheet risk was as follows.

(in thousands)	September 30, 2026	December 31, 2025
Commitments to extend credit	$3,267,222	$2,071,841
Financial standby letters of credit	50,756	20,186
Performance standby letters of credit	20,334	18,822
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
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale are considered derivative instruments (“mortgage derivatives”) and the contractual amounts were $27 million and $22 million, respectively, at September 30, 2026. In comparison, interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans held for sale totaled $28 million and $24 million, respectively, at December 31, 2025. The net fair value of these mortgage derivatives combined was a net gain of $0.2 million at both September 30, 2026 and December 31, 2025.
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
Recurring basis fair value measurements:
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for the periods presented.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Recurring Basis:	Total	Level 1	Level 2	Level 3
September 30, 2026
U.S. Treasury securities	$249,944	$—	$249,944	$—
U.S. government agency securities	25,637	—	25,637	—
State, county and municipals	329,897	—	329,327	570
Mortgage-backed securities	1,239,376	—	1,239,376	—
Corporate debt securities	135,769	—	129,916	5,853
Securities AFS	$1,980,623	$—	$1,974,200	$6,423
Other investments (equity securities)	$12,685	$12,685	$—	$—
Derivative assets	$19,095	$—	$18,589	$506
Derivative liabilities	$18,937	$—	$18,591	$346
December 31, 2025
U.S. Treasury securities	$24,054	$—	$24,054	$—
U.S. government agency securities	4,172	—	4,172	—
State, county and municipals	274,824	—	274,057	767
Mortgage-backed securities	496,781	—	496,781	—
Corporate debt securities	60,003	—	54,146	5,857
Securities AFS	$859,834	$—	$853,210	$6,624
Other investments (equity securities)	$9,505	$9,505	$—	$—
Derivative assets	$610	$—	$376	$234
Derivative liabilities	$450	$—	$376	$74
The following is a description of the valuation methodologies used by the Company for the assets and liabilities measured at fair value on a recurring basis, noted in the tables above.
Securities AFS and Equity Securities: Where quoted market prices on securities exchanges are available, the investments are classified as Level 1. Level 1 investments primarily include exchange-traded equity securities. If quoted market prices are not available, fair value is generally determined using prices obtained from independent pricing vendors who use pricing models (with typical inputs including benchmark yields, reported trades for similar securities, issuer spreads or relationship to other benchmark quoted securities), or discounted cash flows, and are classified as Level 2. Examples of these investments include

U.S. Treasury securities, U.S. government agency securities, mortgage-backed securities, obligations of state, county and municipals, and certain corporate debt securities. Finally, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, investments are classified within Level 3 of the hierarchy. Examples of these include private corporate debt securities, which are primarily trust preferred security investments, as well as certain municipal bonds. At September 30, 2026 and December 31, 2025, it was determined that carrying value was the best approximation of fair value for the majority of these Level 3 securities, based primarily on the internal analysis on these securities.
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
The following table presents the changes in Level 3 securities AFS measured at fair value on a recurring basis.

(in thousands)	Nine Months Ended	Year Ended
Level 3 Fair Value Measurements:	September 30, 2026	December 31, 2025
Balance at beginning of year	$6,624	$7,625
Transfer out	(2,003)	—
Purchases (acquired with MidWestOne)	2,741	—
Maturities / Paydowns	(677)	(1,099)
Unrealized gain / (loss)	(262)	98
Balance at end of period	$6,423	$6,624
Nonrecurring basis fair value measurements:
The following table presents the Company’s assets measured at fair value on a nonrecurring basis, aggregated by level in the fair value hierarchy within which those measurements fall.

(in thousands)		Fair Value Measurements Using
Measured at Fair Value on a Nonrecurring Basis:	Total	Level 1	Level 2	Level 3
September 30, 2026
Collateral dependent loans	$48,419	$—	$—	$48,419
MSR asset (disclosure)	27,575	—	—	27,575
December 31, 2025
Collateral dependent loans	$27,426	$—	$—	$27,426
MSR asset (disclosure)	18,474	—	—	18,474
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

Financial instruments:
The carrying amounts and estimated fair values of the Company’s financial instruments are shown below.

September 30, 2026
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$510,531	$510,531	$510,531	$—	$—
Securities AFS	1,980,623	1,980,623	—	1,974,200	6,423
Other investments, including equity securities	118,067	118,065	12,685	85,230	20,150
Loans held for sale	9,080	9,207	—	9,207	—
Loans, net	10,747,669	10,543,043	—	—	10,543,043
MSR asset	24,729	27,575	—	—	27,575
LSR asset	4,048	4,048	—	—	4,048
Accrued interest receivable	57,411	57,411	57,411	—	—
Financial liabilities:
Deposits	$12,596,635	$12,578,674	$—	$—	$12,578,674
Long-term borrowings	92,750	92,750	—	—	92,750
Accrued interest payable	13,429	13,429	13,429	—	—

December 31, 2025
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$660,232	$660,232	$660,232	$—	$—
Securities AFS	859,834	859,834	—	853,210	6,624
Other investments	63,247	63,241	9,505	43,233	10,503
Loans held for sale	13,620	13,935	—	13,935	—
Loans, net	6,767,539	6,627,011	—	—	6,627,011
MSR asset	13,173	18,474	—	—	18,474
LSR asset	5,152	5,152	—	—	5,152
Accrued interest receivable	26,602	26,602	26,602	—	—
Financial liabilities:
Deposits	$7,730,771	$7,737,106	$—	$—	$7,737,106
Long-term borrowings	134,860	131,840	—	—	131,840
Accrued interest payable	8,672	8,672	8,672	—	—
The valuation methodologies for the financial instruments disclosed in the above table are described in Note 18, Fair Value Measurements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. For September 30, 2026, the estimated fair value of the long-term borrowings was assumed to approximate the carrying amount as the Company intends to redeem this debt at par on the next interest payment date.

Note 11 – Derivatives
The following table presents the notional amounts and gross fair values of the Company’s derivatives. The derivative asset and liability balances are presented on a gross basis, prior to the application of master netting agreements, as included in other assets and other liabilities, respectively, on the consolidated balance sheets.

	September 30, 2026			December 31, 2025
(in thousands)	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Not designated as hedging instruments:
Interest rate swaps	$841,975	$18,589	$18,591	$19,058	$376	$376
RPAs - participated out contracts	49,517	1	—	—	—	—
RPAs - participated in contracts	27,542	—	—	—	—	—
Interest rate lock commitments	26,715	—	346	27,968	234	—
Forward commitments to sell residential mortgage loans	21,500	505	—	24,000	—	74
Total	$967,249	$19,095	$18,937	$71,026	$610	$450
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Nicolet Bankshares, Inc. (the “Company” or “Nicolet”) is a bank holding company headquartered in Green Bay, Wisconsin. Nicolet provides a diversified range of traditional banking and wealth management services to individuals and businesses in its market area and through the branch offices of its banking subsidiary, Nicolet National Bank (the “Bank”), primarily in Wisconsin, Michigan, Iowa, and Minnesota. The following discussion is management’s analysis of Nicolet’s consolidated financial condition as of September 30, 2026 and December 31, 2025 and results of operations for the three and nine-month periods ended September 30, 2026 and 2025. It should be read in conjunction with our audited consolidated financial statements and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Nicolet’s 2025 Annual Report on Form 10-K.
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
These factors should be considered in evaluating the forward-looking statements, and you should not place undue reliance on such statements.

Earnings Summary

Table 1: Earnings Summary and Selected Financial Data
	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2026	6/30/2026	3/31/2026	12/31/2025	9/30/2025	9/30/2026	9/30/2025
Results of operations:
Net interest income	$142,230	$141,471	$109,559	$80,894	$79,264	$393,260	$225,579
Provision for credit losses	1,950	1,500	6,050	750	950	9,500	3,500
Noninterest income	32,200	36,279	25,294	23,092	23,619	93,773	62,475
Noninterest expense	91,298	103,764	109,795	53,039	50,088	304,857	147,794
Income tax expense	17,454	15,585	3,812	9,873	10,110	36,851	26,398
Net income (GAAP)	$63,728	$56,901	$15,196	$40,324	$41,735	$135,825	$110,362
Earnings per common share ("EPS"):
Basic EPS	$3.04	$2.68	$0.83	$2.72	$2.81	$6.75	$7.34
Diluted EPS (GAAP)	$2.96	$2.62	$0.81	$2.65	$2.73	$6.57	$7.14
Core Net Income and Diluted EPS (Non-GAAP):
Core net income (non-GAAP) (1)	$67,790	$65,078	$51,505	$41,559	$40,693	$184,372	$109,765
Core diluted EPS (non-GAAP) (1)	$3.15	$2.99	$2.75	$2.73	$2.66	$8.91	$7.10
Common Shares:
Basic weighted average	20,934	21,208	18,232	14,804	14,836	20,134	15,039
Diluted weighted average	21,542	21,729	18,749	15,227	15,303	20,686	15,463
Outstanding (period end)	20,845	21,061	21,317	14,811	14,799	20,845	14,799
Period-End Balances:
Loans	$10,882,449	$10,848,164	$10,879,694	$6,836,345	$6,874,711	$10,882,449	$6,874,711
Allowance for credit losses - loans	134,780	133,584	133,435	68,806	68,785	134,780	68,785
Total assets	15,064,808	15,414,619	15,574,490	9,185,107	9,029,430	15,064,808	9,029,430
Deposits	12,596,635	12,523,336	12,624,364	7,730,771	7,611,465	12,596,635	7,611,465
Stockholders’ equity (common)	2,234,240	2,271,474	2,256,877	1,257,662	1,214,960	2,234,240	1,214,960
Book value per common share	107.18	107.85	105.87	84.91	82.10	107.18	82.10
Tangible book value per common share (2)	61.14	62.19	60.47	59.09	56.17	61.14	56.17
Financial Ratios: (3)
Return on average assets	1.66%	1.47%	0.50%	1.75%	1.84%	1.26%	1.66%
Return on average common equity	11.16	10.09	3.44	12.96	13.86	8.61	12.44
Return on average tangible common equity (2)	20.78	19.07	6.49	19.27	20.98	15.86	19.04
Core return on average assets (2)	1.76	1.69	1.68	1.80	1.80	1.71	1.65
Core return on average common equity (2)	11.87	11.53	11.66	13.35	13.51	11.69	12.38
Core return on average tangible common equity (2)	22.01	21.59	19.30	19.84	20.47	21.05	18.94
Stockholders’ equity to assets	14.83	14.74	14.49	13.69	13.46	14.83	13.46
Tangible common equity to tangible assets (2)	9.04	9.06	8.82	9.94	9.61	9.04	9.61
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
Management believes that the presentation of these non-GAAP financial measures (a) are important metrics used to analyze and evaluate our financial condition and capital strength and provide important supplemental information that contributes to a proper understanding of our operating performance and trends, (b) enables a more complete understanding of factors and trends affecting our business, and (c) allows investors to compare our financial performance to the financial performance of our peers and to evaluate our performance in a manner similar to management, the financial services industry, bank stock analysts, and bank regulators. Management uses non-GAAP measures as follows: in the preparation of our operating budgets, monthly financial performance reporting, and in our presentation to investors of our performance. However, we acknowledge that these non-GAAP financial measures have a number of limitations. Limitations associated with non-GAAP financial measures include the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently. These disclosures should not be considered an alternative to our GAAP results. A reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures is presented in Table 1A below.

Table 1A: Reconciliation of Non-GAAP Financial Measures
	At or for the Three Months Ended					At or for the Nine Months Ended
(In thousands, except per share data)	9/30/2026	6/30/2026	3/31/2026	12/31/2025	9/30/2025	9/30/2026	9/30/2025
Core Net Income Reconciliation (1)
Net income (GAAP)	$63,728	$56,901	$15,196	$40,324	$41,735	$135,825	$110,362
Adjustments:
Provision expense (2)	—	—	4,700	—	—	4,700	—
Assets (gains) losses, net	586	(2,364)	867	(422)	(1,294)	(911)	(741)
Merger-related expense	4,588	7,403	40,686	1,956	—	52,677	—
Loss on early extinguishment of debt	—	5,377	—	—	—	5,377	—
Adjustments subtotal	5,174	10,416	46,253	1,534	(1,294)	61,843	(741)
Tax on Adjustments (3)	1,112	2,239	9,944	299	(252)	13,296	(144)
Core net income (Non-GAAP)	$67,790	$65,078	$51,505	$41,559	$40,693	$184,372	$109,765
Diluted EPS (GAAP)	$2.96	$2.62	$0.81	$2.65	$2.73	$6.57	$7.14
Core diluted EPS (Non-GAAP)	$3.15	$2.99	$2.75	$2.73	$2.66	$8.91	$7.10
Selected Ratios: (4)
Return on average assets	1.66%	1.47%	0.50%	1.75%	1.84%	1.26%	1.66%
Return on average common equity	11.16	10.09	3.44	12.96	13.86	8.61	12.44
Return on average tangible common equity (5)	20.78	19.07	6.49	19.27	20.98	15.86	19.04
Core return on average assets (4)	1.76	1.69	1.68	1.80	1.80	1.71	1.65
Core return on average common equity (4)	11.87	11.53	11.66	13.35	13.51	11.69	12.38
Core return on average tangible common equity (5)	22.01	21.59	19.30	19.84	20.47	21.05	18.94
Tangible Assets: (5)
Total assets	$15,064,808	$15,414,619	$15,574,490	$9,185,107	$9,029,430
Goodwill and other intangibles, net	959,659	961,687	967,843	382,400	383,693
Tangible assets	$14,105,149	$14,452,932	$14,606,647	$8,802,707	$8,645,737
Tangible Common Equity: (5)
Stockholders’ equity (common)	$2,234,240	$2,271,474	$2,256,877	$1,257,662	$1,214,960
Goodwill and other intangibles, net	959,659	961,687	967,843	382,400	383,693
Tangible common equity	$1,274,581	$1,309,787	$1,289,034	$875,262	$831,267
Average Tangible Common Equity: (5)
Stockholders’ equity (common)	$2,264,857	$2,262,902	$1,792,181	$1,234,619	$1,194,974	$2,108,378	$1,185,778
Goodwill and other intangibles, net	958,785	964,140	642,403	382,956	384,296	856,268	385,753
Average tangible common equity	$1,306,072	$1,298,762	$1,149,778	$851,663	$810,678	$1,252,110	$800,025
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

Performance Summary
Net income was $136 million (or earnings per diluted common share of $6.57) for the nine months ended September 30, 2026, compared to net income of $110 million (or earnings per diluted common share of $7.14) for the nine months ended September 30, 2025. The majority of the year-over-year fluctuations noted below are attributable to the MidWestOne acquisition.

•Net interest income was $393 million for the first nine months of 2026, up $168 million (74%) over the first nine months of 2025, mostly due to the MidWestOne acquisition. Interest income grew $209 million, while interest expense increased $41 million between the comparable nine-month periods. Net interest margin was 4.11% for the nine months ended September 30, 2026, compared to 3.72% for the nine months ended September 30, 2025. For additional information regarding net interest income, see “Income Statement Analysis — Net Interest Income.”
•Noninterest income was $94 million for the nine months ended September 30, 2026, $31 million (50%) higher than the comparable period of 2025, with growth in most core noninterest income categories primarily due to the acquisition of MidWestOne. For additional information regarding noninterest income, see “Income Statement Analysis — Noninterest Income.”
•Noninterest expense was $305 million for the nine months ended September 30, 2026, an increase of $157 million (106%) over the comparable period of 2025. Personnel costs increased $51 million (60%), while non-personnel expenses combined increased $106 million (169%), primarily due to the acquisition of MidWestOne. For additional information regarding noninterest expense, see “Income Statement Analysis — Noninterest Expense.”
•Nonperforming assets were $78 million, and represented 0.52% of total assets at September 30, 2026, compared to $32 million or 0.35% of total assets at December 31, 2025. For additional information regarding nonperforming assets, see “Balance Sheet Analysis – Nonperforming Assets.”
•At September 30, 2026, assets were $15.1 billion, an increase of $5.9 billion (64%) from December 31, 2025, primarily due to the MidWestOne acquisition. For additional balance sheet discussion see “Balance Sheet Analysis.”
•At September 30, 2026, loans were $10.9 billion, an increase of $4.0 billion from December 31, 2025, primarily due to the MidWestOne acquisition. For additional information regarding loans, see “Balance Sheet Analysis — Loans.”
•Total deposits of $12.6 billion at September 30, 2026, increased $4.9 billion from December 31, 2025, primarily due to the MidWestOne acquisition. For additional information regarding deposits, see “Balance Sheet Analysis – Deposits.”

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

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis

	For the Nine Months Ended September 30,
	2026			2025
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$10,490,156	$491,421	6.26%	$6,796,031	$314,949	6.19%
Investment securities:
Taxable	1,671,945	50,855	4.06%	746,343	17,788	3.18%
Tax-exempt (2)	199,454	5,849	3.91%	150,496	4,053	3.59%
Total investment securities	1,871,399	56,704	4.04%	896,839	21,841	3.25%
Other interest-earning assets	555,443	15,477	3.72%	449,541	15,288	4.55%
Total non-loan earning assets	2,426,842	72,181	3.97%	1,346,380	37,129	3.68%
Total interest-earning assets	12,916,998	$563,602	5.83%	8,142,411	$352,078	5.78%
Other assets, net	1,479,190			772,553
Total assets	$14,396,188			$8,914,964
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$1,648,424	$16,410	1.33%	$800,088	$7,621	1.27%
Interest-bearing demand *	2,075,222	17,745	1.14%	1,127,670	17,547	2.08%
Money market accounts (“MMA”) *	2,956,302	48,098	2.18%	1,981,318	35,688	2.41%
Core time deposits *	2,295,524	63,828	3.72%	1,301,361	38,885	3.99%
Total interest-bearing core deposits *	8,975,472	146,081	2.18%	5,210,437	99,741	2.56%
Brokered deposits *	485,647	14,707	4.05%	584,801	19,508	4.46%
Total interest-bearing deposits	9,461,119	160,788	2.27%	5,795,238	119,249	2.75%
Wholesale funding	136,848	5,421	5.30%	150,294	5,884	5.23%
Total interest-bearing liabilities	9,597,967	$166,209	2.32%	5,945,532	$125,133	2.81%
Noninterest-bearing demand deposits	2,563,931			1,716,706
Other liabilities	125,912			66,948
Stockholders’ equity	2,108,378			1,185,778
Total liabilities and stockholders’ equity	$14,396,188			$8,914,964
Interest rate spread			3.51%			2.97%
Net free funds			0.60%			0.75%
Tax-equivalent net interest income and net interest margin		$397,393	4.11%		$226,945	3.72%
Tax-equivalent adjustment		$4,133			$1,366
Net interest income		$393,260			$225,579
Additional loan interest details:
Loan purchase accounting accretion (3)		$20,762	0.21%		$4,324	0.07%
Loan nonaccrual interest (3)		$819	0.01%		$(677)	(0.01)%
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
(3)Loan purchase accounting accretion and nonaccrual interest included in Total loans interest above, and the related impact to net interest margin.

Table 2: Average Balance Sheet and Net Interest Income Analysis - Tax-Equivalent Basis (Continued)

	For the Three Months Ended September 30,
	2026			2025
(in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets
Total loans, including loan fees (1)(2)	$10,996,471	$175,106	6.32%	$6,843,189	$108,042	6.27%
Investment securities:
Taxable	1,874,539	19,595	4.18%	759,101	6,201	3.27%
Tax-exempt (2)	206,639	1,993	3.86%	144,738	1,318	3.64%
Total investment securities	2,081,178	21,588	4.15%	903,839	7,519	3.33%
Other interest-earning assets	554,082	5,160	3.70%	459,623	5,204	4.50%
Total non-loan earning assets	2,635,260	26,748	4.05%	1,363,462	12,723	3.72%
Total interest-earning assets	13,631,731	$201,854	5.88%	8,206,651	$120,765	5.85%
Other assets, net	1,617,071			777,693
Total assets	$15,248,802			$8,984,344
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Savings	$1,757,547	$5,786	1.31%	$818,747	$2,607	1.26%
Interest-bearing demand *	2,105,271	5,926	1.12%	1,103,178	5,808	2.09%
MMA *	3,173,826	17,832	2.23%	1,996,753	12,072	2.40%
Core time deposits *	2,462,534	22,870	3.68%	1,364,036	13,411	3.90%
Total interest-bearing core deposits *	9,499,178	52,414	2.19%	5,282,714	33,898	2.55%
Brokered deposits *	420,161	4,397	4.15%	494,663	5,414	4.34%
Total interest-bearing deposits	9,919,339	56,811	2.27%	5,777,377	39,312	2.70%
Wholesale funding	92,750	1,312	5.61%	134,473	1,757	5.18%
Total interest-bearing liabilities	10,012,089	$58,123	2.30%	5,911,850	$41,069	2.76%
Noninterest-bearing demand deposits	2,821,315			1,806,609
Other liabilities	150,541			70,911
Stockholders’ equity	2,264,857			1,194,974
Total liabilities and stockholders’ equity	$15,248,802			$8,984,344
Interest rate spread			3.58%			3.09%
Net free funds			0.61%			0.77%
Tax-equivalent net interest income and net interest margin		$143,731	4.19%		$79,696	3.86%
Tax-equivalent adjustment		$1,501			$432
Net interest income		$142,230			$79,264
Additional loan interest details:
Loan purchase accounting accretion (3)		$7,876	0.23%		$1,375	0.07%
Loan nonaccrual interest (3)		$(58)	—%		$(346)	(0.02)%
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

Table 3: Volume/Rate Variance - Tax-Equivalent Basis

	For the Three Months Ended September 30, 2026 Compared to September 30, 2025:			For the Nine Months Ended September 30, 2026 Compared to September 30, 2025:
	Increase (Decrease) Due to Changes in			Increase (Decrease) Due to Changes in
(in thousands)	Volume	Rate	Net (1)	Volume	Rate	Net (1)
Interest-earning assets
Total loans (2)	$66,130	$934	$67,064	$171,175	$5,297	$176,472
Investment securities:
Taxable	11,947	1,447	13,394	27,998	5,069	33,067
Tax-exempt (2)	596	79	675	1,435	361	1,796
Total investment securities	12,543	1,526	14,069	29,433	5,430	34,863
Other interest-earning assets	922	(966)	(44)	2,979	(2,790)	189
Total non-loan earning assets	13,465	560	14,025	32,412	2,640	35,052
Total interest-earning assets	$79,595	$1,494	$81,089	$203,587	$7,937	$211,524
Interest-bearing liabilities
Savings	$3,091	$88	$3,179	$8,445	$344	$8,789
Interest-bearing demand	2,820	(2,702)	118	8,102	(7,904)	198
MMA	6,614	(854)	5,760	15,863	(3,453)	12,410
Core time deposits	10,202	(743)	9,459	27,643	(2,700)	24,943
Total interest-bearing core deposits	22,727	(4,211)	18,516	60,053	(13,713)	46,340
Brokered deposits	(781)	(236)	(1,017)	(3,003)	(1,798)	(4,801)
Total interest-bearing deposits	21,946	(4,447)	17,499	57,050	(15,511)	41,539
Wholesale funding	(590)	145	(445)	(532)	69	(463)
Total interest-bearing liabilities	21,356	(4,302)	17,054	56,518	(15,442)	41,076
Net interest income	$58,239	$5,796	$64,035	$147,069	$23,379	$170,448
(1)The change in interest due to both rate and volume has been allocated in proportion to the relationship of dollar amount of change in each.
(2)The yield on tax-exempt loans and tax-exempt investment securities is computed on a tax-equivalent basis using a federal tax rate of 21% and adjusted for the disallowance of interest expense.

At the beginning of 2025, the Federal Funds range was 4.25% to 4.50%. During the second half of 2025, the Federal Reserve decreased short-term interest rates a total of 75 bps, resulting in a Federal Funds range of 3.50% to 3.75% at December 31, 2025. In comparison, the Federal Reserve increased short-term interest rates a total of 25 bps during third quarter 2026, resulting in a Federal Funds range of 3.75% to 4.00% at September 30, 2026.
Tax-equivalent net interest income was $397 million for the nine months ended September 30, 2026, an increase of $170 million (75%) over the nine months ended September 30, 2025. The $170 million increase in tax-equivalent net interest income was primarily attributable to increased volumes from the MidWestOne acquisition, as well as favorable changes in yield and rate. Favorable volume and rate changes added $147 million and $23 million, respectively, to net interest income.
Average interest-earning assets increased $4.8 billion (59%) to $12.9 billion over the comparable 2025 period, primarily due to the MidWestOne acquisition. Between the comparable nine-month periods, average loans increased $3.7 billion (54%), mostly due to the MidWestOne acquisition. Average investment securities increased $975 million between the comparable nine-month periods, while other interest-earning assets increased $106 million (mostly cash), both primarily due to the MidWestOne acquisition. The mix of average interest-earning assets was 81% loans, 15% investment securities, and 4% other interest-earning assets (mostly cash) for the first nine months of 2026, compared to 83%, 11%, and 6%, respectively, for the first nine months of 2025.
Average interest-bearing liabilities were $9.6 billion for the first nine months of 2026, an increase of $3.7 billion (61%) over the first nine months of 2025, primarily due to the MidWestOne acquisition. Average interest-bearing core deposits increased $3.8 billion, while average brokered deposits decreased $99 million between the comparable nine-month periods. The mix of average interest-bearing liabilities was comprised of 94% core deposits, 5% brokered deposits and 1% wholesale funding for the first nine months of 2026, compared to 88%, 10%, and 2% respectively, for the first nine months of 2025.
The interest rate spread increased 54 bps between the comparable nine-month periods. The loan yield improved 7 bps to 6.26% between the comparable nine-month periods, and included the impact of loan purchase accounting accretion as well as the repricing of new and renewed loans. The yield on investment securities increased 79 bps to 4.04%, also impacted by purchase accounting accretion as well as the discount accretion on the early call of a municipal bond, while the yield on other interest-earning assets (mostly cash) decreased 83 bps to 3.72%, consistent with Federal Reserve interest rate movements. The cost of interest-bearing liabilities decreased 49 bps to 2.32% for the first nine months of 2026, mostly due to lower deposit costs. As a result, the tax-equivalent net interest margin was 4.11% for the first nine months of 2026, a 39 bps increase over 3.72% for the first nine months of 2025.
Provision for Credit Losses
The provision for credit losses was $9.5 million for the nine months ended September 30, 2026, compared to $3.5 million for the nine months ended September 30, 2025. The increase was primarily driven by provision expense of $4.7 million for the ACL on unfunded commitments related to the MidWestOne acquisition.
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

Noninterest Income
Table 4: Noninterest Income

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Trust services fee income	$6,909	$2,918	$3,991	137%	$17,546	$8,048	$9,498	118%
Brokerage fee income	5,648	4,711	937	20	17,404	13,367	4,037	30
Wealth management fee income	12,557	7,629	4,928	65	34,950	21,415	13,535	63
Mortgage income, net	3,624	3,568	56	2	10,787	8,401	2,386	28
Service charges on deposit accounts	3,908	2,000	1,908	95	11,196	5,987	5,209	87
Card interchange income	6,815	3,752	3,063	82	17,375	10,788	6,587	61
BOLI income	2,401	1,654	747	45	6,588	4,503	2,085	46
Deferred compensation plan asset market valuations	(424)	972	(1,396)	(144)	1,246	2,454	(1,208)	(49)
LSR income, net	649	668	(19)	(3)	2,138	2,675	(537)	(20)
Other noninterest income	3,256	2,082	1,174	56	8,582	5,511	3,071	56
Noninterest income without net gains (losses)	32,786	22,325	10,461	47	92,862	61,734	31,128	50
Asset gains (losses), net	(586)	1,294	(1,880)	N/M	911	741	170	N/M
Total noninterest income	$32,200	$23,619	$8,581	36%	$93,773	$62,475	$31,298	50%
N/M means not meaningful.

Noninterest income was $94 million for the nine months ended September 30, 2026, $31 million (50%) higher than the comparable period of 2025, with growth in most core noninterest income categories primarily due to the acquisition of MidWestOne. Noninterest income excluding net asset gains (losses) for the first nine months of 2026 was $93 million, a $31 million (50%) increase over the first nine months of 2025.
Wealth management fee income was $35 million, up $14 million (63%) from the first nine months of 2025, with growth in accounts and assets under management primarily due to the MidWestOne acquisition.
Mortgage income includes net gains received from the sale of residential real estate loans into the secondary market, capitalized mortgage servicing rights (“MSR”), servicing fees net of MSR amortization, fair value marks on the mortgage interest rate lock commitments and forward commitments (“mortgage derivatives”), and MSR valuation changes, if any. Net mortgage income of $11 million increased $2 million (28%) between the comparable nine-month periods, mostly due to higher secondary market volumes and the related gains on sales. See also Note 7, “Goodwill and Other Intangibles and Servicing Rights” of the Notes to Unaudited Consolidated Financial Statements under Part I, Item 1, for additional disclosures on the MSR asset.

Service charges on deposit accounts were $11 million, up $5 million (87%) from the first nine months of 2025, on growth in both accounts and account analysis fees, mostly driven by the MidWestOne acquisition.
Card interchange income of $17 million increased $7 million (61%) and BOLI income of $7 million increased $2 million (46%) from the first nine months of 2025, both primarily due to the acquisition of MidWestOne.
Other income of $9 million for the nine months ended September 30, 2026 increased $3 million (56%) from the comparable 2025 period, primarily due to the acquisition of MidWestOne.
Net asset gains of $0.9 million for the first nine months of 2026 were primarily due to favorable fair value marks on an equity security partly offset by write-downs on other investments, while net asset gains of $0.7 million for the first nine months of 2025 were mostly due to favorable fair value marks on equity securities.

Noninterest Expense
Table 5: Noninterest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2026	2025	Change	% Change	2026	2025	Change	% Change
Personnel	$47,099	$29,437	$17,662	60%	$135,870	$85,072	$50,798	60%
Occupancy, equipment and office	16,236	9,028	7,208	80	45,009	27,462	17,547	64
Business development and marketing	3,391	2,223	1,168	53	8,912	5,916	2,996	51
Data processing	7,116	4,671	2,445	52	21,059	13,878	7,181	52
Intangibles amortization	5,959	1,414	4,545	321	16,211	4,447	11,764	265
FDIC assessments	1,722	1,005	717	71	4,798	2,974	1,824	61
Merger-related expense	4,588	—	4,588	—	52,677	—	52,677	—
Other noninterest expense	5,187	2,310	2,877	125	20,321	8,045	12,276	153
Total noninterest expense	$91,298	$50,088	$41,210	82%	$304,857	$147,794	$157,063	106%
Non-personnel expenses	$44,199	$20,651	$23,548	114%	$168,987	$62,722	$106,265	169%
Average full-time equivalent (“FTE”) employees	1,621	972	649	67%	1,482	957	525	55%

Noninterest expense was $305 million for the nine months ended September 30, 2026, an increase of $157 million (106%) over the comparable period of 2025. Personnel costs increased $51 million (60%), while non-personnel expenses combined increased $106 million (169%), primarily due to the acquisition of MidWestOne.
Personnel expense was $136 million for the nine months ended September 30, 2026, an increase of $51 million (60%) from the comparable period in 2025, reflecting a larger employee base due to the acquisition of MidWestOne, as well as merit increases between the years.
Occupancy, equipment and office expense was $45 million for the nine months ended September 30, 2026, up $18 million (64%) from the comparable period in 2025, mostly due to an expanded footprint resulting from the acquisition of MidWestOne.
Data processing expense was $21 million, up $7 million (52%) between the comparable nine-month periods, mostly due to the MidWestOne acquisition.
Intangibles amortization increased $12 million between the comparable nine-month periods due to increased amortization on newly established intangibles from the MidWestOne acquisition.
Merger-related expense of $53 million for the nine months ended September 30, 2026, primarily included compensation for severance and contract termination charges, as well as legal and professional expenses.
Other expense was $20 million, up $12 million (153%) between the comparable nine-month periods, including a $5 million loss on the early redemption of junior subordinated debentures, as well as higher legal and professional expense and higher deposit earnings credit expense.

Income Taxes
Income tax expense was $37 million (effective tax rate of 21.3%) for the first nine months of 2026, compared to income tax expense of $26 million (effective tax rate of 19.3%) for the comparable period of 2025.

Income Statement Analysis – Three Months Ended September 30, 2026 versus Three Months Ended September 30, 2025
Net income was $64 million for the three months ended September 30, 2026, compared to net income of $42 million for the three months ended September 30, 2025. Earnings per diluted common share was $2.96 for third quarter 2026, compared to $2.73 for third quarter 2025.
Tax-equivalent net interest income was $144 million for third quarter 2026, an increase of $64 million from third quarter 2025. Interest income increased $81 million over third quarter 2025, while interest expense increased $17 million from third quarter 2025, primarily due to the MidWestOne acquisition. Average interest-earning assets increased $5.4 billion between the comparable third quarter periods, while average interest-bearing liabilities increased $4.1 billion, also primarily due to the acquisition of MidWestOne. For additional information regarding average balances, net interest income and net interest margin, see “INCOME STATEMENT ANALYSIS — Net Interest Income.”
The net interest margin for third quarter 2026 was 4.19%, up 33 bps compared to 3.86% for third quarter 2025, with a portion of the increase attributable to loan purchase accounting accretion (which added 23 bps and 7 bps to the comparable third quarter periods of 2026 and 2025, respectively). The yield on interest-earning assets of 5.88% increased 3 bps from third quarter 2025, while the cost of funds of 2.30% decreased 46 bps between the comparable quarters.
Provision for credit losses was $2.0 million for third quarter 2026, compared to $1.0 million provision for credit losses for third quarter 2025. For additional information regarding the allowance for credit losses-loans and asset quality, see “BALANCE SHEET ANALYSIS — Allowance for Credit Losses - Loans” and “BALANCE SHEET ANALYSIS — Nonperforming Assets.”
Noninterest income was $32 million for third quarter 2026, an increase of $9 million (36%) from third quarter 2025. Excluding net asset gains (losses), noninterest income was up $10 million (47%), including a $5 million increase in wealth management fee income, a $3 million increase in card interchange income, and a $2 million increase in service charges on deposit accounts, all mostly due to the MidWestOne acquisition. For additional information regarding noninterest income, see “INCOME STATEMENT ANALYSIS — Noninterest Income.”
Noninterest expense was $91 million for third quarter 2026, an increase of $41 million (82%) from third quarter 2025. Personnel expense increased $18 million, reflecting the larger employee base post-acquisition. Non-personnel expenses increased $24 million, including merger-related expenses of $5 million, as well as higher overall expense for the larger operating base post-acquisition. For additional information regarding noninterest expense, see “INCOME STATEMENT ANALYSIS — Noninterest Expense.”
Income tax expense was $17.5 million (effective tax rate of 21.5%) for third quarter 2026, compared to $10.1 million (effective tax rate of 19.5%) for third quarter 2025.

BALANCE SHEET ANALYSIS
At September 30, 2026, period end assets were $15.1 billion, an increase of $5.9 billion (64%) from December 31, 2025, primarily due to the MidWestOne acquisition. Total loans increased $4.0 billion (59%) from December 31, 2025, across various loan categories primarily due to the MidWestOne acquisition. Total deposits were $12.6 billion at September 30, 2026, an increase of $4.9 billion (63%) from December 31, 2025, including a $4.9 billion increase in customer (core) deposits and a $72 million decrease in brokered deposits, primarily due to the MidWestOne acquisition. Long-term borrowings decreased $42 million from December 31, 2025 due to the early redemption of junior subordinated debentures. Total stockholders’ equity was $2.2 billion at September 30, 2026, an increase of $1.0 billion over December 31, 2025, primarily due to the issuance of common stock in the MidWestOne acquisition and current earnings, partly offset by common stock repurchases, unfavorable market valuations on the investment portfolio from recent interest rate increases, and the quarterly common stock dividend.
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
Table 6: Period End Loan Composition

	September 30, 2026		December 31, 2025		September 30, 2025
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial & industrial	$2,335,023	21%	$1,367,522	20%	$1,415,841	20%
Owner-occupied CRE	1,596,195	15	939,587	14	947,390	14
Agricultural	1,830,526	17	1,415,425	21	1,378,070	20
Commercial	5,761,744	53	3,722,534	55	3,741,301	54
CRE investment	2,245,677	21	1,188,351	17	1,213,301	17
Construction & land development	592,437	5	326,638	5	324,209	5
Commercial real estate	2,838,114	26	1,514,989	22	1,537,510	22
Commercial-based loans	8,599,858	79	5,237,523	77	5,278,811	76
Residential construction	137,045	1	95,268	1	92,325	1
Residential first mortgage	1,585,467	15	1,193,683	17	1,199,512	18
Residential junior mortgage	481,993	4	268,188	4	260,167	4
Residential real estate	2,204,505	20	1,557,139	22	1,552,004	23
Retail & other	78,086	1	41,683	1	43,896	1
Retail-based loans	2,282,591	21	1,598,822	23	1,595,900	24
Total loans	$10,882,449	100%	$6,836,345	100%	$6,874,711	100%
As noted in Table 6 above, the loan portfolio at September 30, 2026, was 79% commercial-based and 21% retail-based. Commercial-based loans are considered to have more inherent risk of default than retail-based loans, in part because of the broader list of factors that could impact a commercial borrower negatively. In addition, the commercial balance per borrower is typically larger than that for retail-based loans, implying higher potential losses on an individual customer basis. Credit risk on commercial-based loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Total loans of $10.9 billion at September 30, 2026, increased $4.0 billion (59%) from December 31, 2025, across various loan categories, primarily due to the MidWestOne acquisition. At September 30, 2026, commercial and industrial loans and CRE investment loans represented the largest segments of Nicolet’s loan portfolio, with each at 21% of the total portfolio. The next largest segment was agricultural, representing 17% of the total loan portfolio. The loan portfolio is widely diversified and included the following industries: manufacturing, wholesaling, paper, packaging, food production and processing, agriculture, forest products, hospitality, retail, service, and businesses supporting the general building industry. The following chart provides the distribution of our loan portfolio at September 30, 2026.

Total Loan Portfolio by Industry Type (based on NAICS codes)

All Other
11%
Real Estate and Rental and Leasing
25%
Retail Trade
3%
Health Care and Social Assistance
4%
Wholesale Trade
4%
Accommodation and Food Services
5%
Construction
5%
Agriculture Production Other
5%
Manufacturing
7%
Dairy Cattle and Milk Production
11%
Retail/Consumer/CC
20%

The following tables present the maturity distribution of the loan portfolio.
Table 7: Loan Maturity Distribution

As of September 30, 2026	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$880,209	$1,102,339	$277,678	$74,797	$2,335,023
Owner-occupied CRE	326,404	986,431	239,511	43,849	1,596,195
Agricultural	835,843	588,472	388,122	18,089	1,830,526
CRE investment	531,945	1,271,930	334,241	107,561	2,245,677
Construction & land development	252,660	255,798	63,910	20,069	592,437
Residential construction *	119,334	8,390	1,254	8,067	137,045
Residential first mortgage	121,657	290,113	185,132	988,565	1,585,467
Residential junior mortgage	33,380	50,811	170,417	227,385	481,993
Retail & other	27,885	34,437	12,198	3,566	78,086
Total loans	$3,129,317	$4,588,721	$1,672,463	$1,491,948	$10,882,449
Percent by maturity distribution	29%	42%	15%	14%	100%
Total fixed rate loans	$1,495,065	$3,102,567	$819,083	$434,594	$5,851,309
Total floating rate loans	$1,634,252	$1,486,154	$853,380	$1,057,354	$5,031,140

As of December 31, 2025	Loan Maturity
(in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	After Fifteen Years	Total
Commercial & industrial	$665,978	$582,958	$112,109	$6,477	$1,367,522
Owner-occupied CRE	297,041	517,733	97,761	27,052	939,587
Agricultural	699,500	395,061	297,985	22,879	1,415,425
CRE investment	324,347	676,644	164,692	22,668	1,188,351
Construction & land development	128,346	146,466	39,566	12,260	326,638
Residential construction *	78,563	4,120	686	11,899	95,268
Residential first mortgage	92,375	211,086	146,200	744,022	1,193,683
Residential junior mortgage	29,626	9,133	29,235	200,194	268,188
Retail & other	21,754	9,408	6,143	4,378	41,683
Total loans	$2,337,530	$2,552,609	$894,377	$1,051,829	$6,836,345
Percent by maturity distribution	34%	37%	13%	16%	100%
Total fixed rate loans	$1,235,637	$1,946,069	$549,556	$327,688	$4,058,950
Total floating rate loans	$1,101,893	$606,540	$344,821	$724,141	$2,777,395
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
At September 30, 2026, the ACL-Loans was $135 million and represented 1.24% of period end loans, compared to $69 million (or 1.01% of period end loans) at December 31, 2025 and $69 million (or 1.00% of period end loans) at September 30, 2025. The increase in the ACL-Loans was primarily due to the acquisition of MidWestOne. The components of the ACL-Loans are detailed further in Table 8 below.
Table 8: Allowance for Credit Losses - Loans

	Nine Months Ended		Year Ended
(in thousands)	September 30, 2026	September 30, 2025	December 31, 2025
ACL-Loans:
Balance at beginning of period	$68,806	$66,322	$66,322
ACL on PCD and PSL loans acquired	64,112	—	—
Provision for credit losses	4,100	3,750	4,300
Charge-offs	(2,470)	(1,575)	(2,263)
Recoveries	232	288	447
Net (charge-offs) recoveries	(2,238)	(1,287)	(1,816)
Balance at end of period	$134,780	$68,785	$68,806
Net loan (charge-offs) recoveries:
Commercial & industrial	$(1,252)	$(822)	$(1,396)
Owner-occupied CRE	7	(137)	6
Agricultural	(11)	(65)	(65)
CRE investment	—	—	—
Construction & land development	—	—	—
Residential construction	—	—	—
Residential first mortgage	(88)	(97)	(97)
Residential junior mortgage	(35)	—	2
Retail & other	(859)	(166)	(266)
Total net (charge-offs) recoveries	$(2,238)	$(1,287)	$(1,816)
Ratios:
ACL-Loans to total loans	1.24%	1.00%	1.01%
Net charge-offs to average loans, annualized	0.03%	0.03%	0.03%

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
Nonperforming loans are considered one indicator of potential future loan losses. Nonperforming loans are defined as nonaccrual loans and loans 90 days or more past due but still accruing interest. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on nonaccrual status immediately. Nonperforming assets include nonperforming loans and other real estate owned (“OREO”). At September 30, 2026, nonperforming assets were $78 million and represented 0.52% of total assets, compared to 0.35% of total assets at December 31, 2025, and 0.31% of total assets at September 30, 2025, with the increase primarily due to the acquisition of MidWestOne.
The level of potential problem loans is another consideration in evaluating the relative level of risk in the loan portfolio and the appropriate level of the ACL-Loans. Potential problem loans are generally defined by management to include loans rated as Substandard by management but that are in performing status; however, there are circumstances present which might adversely affect the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that Nicolet expects losses to occur, but that management recognizes a higher degree of risk associated with these loans. The loans that have been reported as potential problem loans are predominantly commercial-based loans covering a diverse range of businesses and real estate property types. Potential problem loans were $184 million (2% of loans) and $71 million (1% of loans) at September 30, 2026 and December 31, 2025, respectively, with the increase primarily due to the acquisition of MidWestOne. Potential problem loans require heightened management review given the pace at which a credit may deteriorate, the potential duration of asset quality stress, and uncertainty around the magnitude and scope of economic stress that may be felt by Nicolet’s customers and on the underlying real estate or collateral values.
Table 9: Nonperforming Assets

(in thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Nonperforming loans:
Commercial & industrial	$17,158	$10,314	$7,237
Owner-occupied CRE	27,683	6,938	6,322
Agricultural	10,240	10,476	11,259
CRE investment	5,663	497	508
Construction & land development	100	—	—
Residential construction	—	—	—
Residential first mortgage	10,413	3,022	1,736
Residential junior mortgage	1,932	311	259
Retail & other	175	121	142
Total nonaccrual loans	73,364	31,679	27,463
Accruing loans past due 90 days or more	—	—	—
Total nonperforming loans	$73,364	$31,679	$27,463
Nonaccrual loans (included above) covered by guarantees	$16,243	$10,483	$9,229
OREO:
Commercial real estate owned	$2,445	$70	$170
Residential real estate owned	547	—	—
Bank property real estate owned	1,386	597	597
Total OREO	4,378	667	767
Total nonperforming assets	$77,742	$32,346	$28,230
Ratios:
Nonperforming loans to total loans	0.67%	0.46%	0.40%
Nonperforming assets to total loans plus OREO	0.71%	0.47%	0.41%
Nonperforming assets to total assets	0.52%	0.35%	0.31%
ACL-Loans to nonperforming loans	184%	217%	250%

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
Total deposits of $12.6 billion at September 30, 2026, increased $4.9 billion (63%) from December 31, 2025, due to the MidWestOne acquisition. Core deposit balances of $12.3 billion at September 30, 2026, increased $4.9 billion from December 31, 2025, while brokered deposits decreased $72 million. The deposit composition is presented in Table 10 below.
Table 10: Period End Deposit Composition

	September 30, 2026		December 31, 2025		September 30, 2025
(in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$2,818,385	22%	$1,828,928	24%	$1,826,453	24%
Interest-bearing demand	2,065,595	16%	1,263,276	16%	1,104,552	14%
Money market	3,237,208	26%	2,056,550	26%	2,044,055	27%
Savings	1,698,864	14%	834,520	11%	825,683	11%
Time	2,776,583	22%	1,747,497	23%	1,810,722	24%
Total deposits	$12,596,635	100%	$7,730,771	100%	$7,611,465	100%
Brokered transaction accounts	$25,000	—%	$25,000	—%	$25,000	—%
Brokered time deposits	310,036	3%	382,116	5%	422,516	6%
Total brokered deposits *	$335,036	3%	$407,116	5%	$447,516	6%
Customer transaction accounts	$9,795,052	78%	$5,958,274	77%	$5,775,743	76%
Customer time deposits	2,466,547	19%	1,365,381	18%	1,388,206	18%
Total customer deposits (core) *	$12,261,599	97%	$7,323,655	95%	$7,163,949	94%
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
Total estimated uninsured deposits were $3.7 billion (representing 29% of total deposits) at September 30, 2026, compared to $2.5 billion (representing 32% of total deposits) at December 31, 2025.

Liquidity Management
Liquidity management refers to the ability to ensure that adequate liquid funds are available to meet the current and future cash flow obligations arising in the daily operations of the Company. These cash flow obligations include the ability to meet the commitments to borrowers for extensions of credit, accommodate deposit cycles and trends, fund capital expenditures, pay dividends to stockholders (if any), and satisfy other operating expenses. The Company’s most liquid assets are cash and due from banks and interest-earning deposits, which totaled $511 million and $660 million at September 30, 2026 and December 31, 2025, respectively. Balances of these liquid assets are dependent on our operating, investing, and financing activities during any given period.
The $150 million decrease in cash and cash equivalents since year-end 2025 included $182 million net cash provided by operating activities (mostly earnings), $21 million net cash provided by investing activities (with net cash acquired from MidWestOne and proceeds from investment sales, calls and maturities used to fund loan growth and new investment purchases), and $353 million net cash used in financing activities (mostly deposit declines, repayments of borrowings, and common stock repurchases). As of September 30, 2026, management believed that adequate liquidity existed to meet all projected cash flow obligations.
Nicolet’s primary sources of funds include the core deposit base, repayment and maturity of loans, investment securities calls, maturities, and sales, and procurement of brokered deposits or other wholesale funding. At September 30, 2026, approximately 30% of the investment securities portfolio was pledged as collateral to secure public deposits and borrowings, as applicable, and for liquidity or other purposes as required by regulation. Liquidity sources available to the Company at September 30, 2026, are presented in Table 11 below.

Table 11: Liquidity Sources

(in millions)	September 30, 2026
Fed Funds Lines	$275
Brokered Capacity	2,780
Total Uncollateralized Lines	3,055
Securities Collateral Available	1,704
FHLB Borrowing Availability	686
Fed Discount Window	12
Total Collateralized Lines	2,402
Total Liquidity Funding Availability	$5,457
Management is committed to the Parent Company being a source of strength to the Bank and its other subsidiaries, and therefore, regularly evaluates capital and liquidity positions of the Parent Company in light of current and projected needs, growth or strategies. The Parent Company uses cash for normal expenses, dividend payments, debt service requirements, and, when opportune, for common stock repurchases, repayment of debt, or investment in other strategic actions such as mergers or acquisitions. At September 30, 2026, the Parent Company had $43 million in cash. Additional cash sources available to the Parent Company include access to the public or private markets to issue new equity, subordinated notes or other debt. Dividends from the Bank and, to a lesser extent, stock option exercises, represent significant sources of cash flows for the Parent Company. The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by the Bank in any year will exceed certain thresholds. Management does not believe that regulatory restrictions on dividends from the Bank will adversely affect its ability to meet its cash obligations.

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
Among other scenarios, we assessed the impact on net interest income in the event of a gradual +/-100 bps and +/-200 bps change in market rates (parallel to the change in prime rate) over a one-year time horizon to a static (flat) balance sheet. The results provided include the liquidity measures mentioned above and reflect the current interest rate environment. The interest rate scenarios are used for analytical purposes only and do not necessarily represent management’s view of future market interest rate movements. Based on financial data at September 30, 2026 and December 31, 2025, the projected changes in net interest income over a one-year time horizon, versus the baseline, are presented in Table 12 below. The results are in compliance with Nicolet’s policy guidelines.
Table 12: Interest Rate Sensitivity

	September 30, 2026	December 31, 2025
200 bps decrease in interest rates	(4.5)%	(3.8)%
100 bps decrease in interest rates	(2.2)%	(2.0)%
100 bps increase in interest rates	2.3%	2.1%
200 bps increase in interest rates	4.6%	4.2%

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
The Company’s and the Bank’s regulatory capital ratios remain above minimum regulatory ratios, including the capital conservation buffer. At September 30, 2026, the Bank’s regulatory capital ratios qualify the Bank as well-capitalized under the prompt-corrective action framework. This strong base of capital has allowed Nicolet to be opportunistic in strategic growth. A summary of the Company’s and the Bank’s regulatory capital amounts and ratios, as well as selected capital metrics are presented in the following table.
Table 13: Capital

	At or for the Nine Months Ended	At or for the Year Ended
($ in thousands)	September 30, 2026	December 31, 2025
Company Stock Repurchases: *
Common stock repurchased during the period (dollars)	$102,662	$76,561
Common stock repurchased during the period (full shares)	653,105	646,002
Company Risk-Based Capital:
Total risk-based capital	$1,609,195	$1,107,849
Tier 1 risk-based capital	1,391,815	943,398
Common equity Tier 1 capital	1,391,815	902,964
Total capital ratio	13.1%	14.8%
Tier 1 capital ratio	11.3%	12.6%
Common equity tier 1 capital ratio	11.3%	12.0%
Tier 1 leverage ratio	9.7%	10.7%
Bank Risk-Based Capital:
Total risk-based capital	$1,563,107	$907,726
Tier 1 risk-based capital	1,419,927	835,920
Common equity Tier 1 capital	1,419,927	835,920
Total capital ratio	12.7%	12.1%
Tier 1 capital ratio	11.5%	11.2%
Common equity tier 1 capital ratio	11.5%	11.2%
Tier 1 leverage ratio	9.9%	9.5%
* Reflects common stock repurchased under board of director authorizations for the common stock repurchase program.
In managing capital for optimal return, we evaluate capital sources and uses, pricing and availability of our stock in the market, and alternative uses of capital (such as the level of organic growth or acquisition opportunities, dividends, or repayment of equity-equivalent debt) in light of strategic plans. Through an ongoing repurchase program, the Board has authorized the repurchase of Nicolet’s common stock as an alternative use of capital. At September 30, 2026, there remained $127 million authorized under this repurchase program, as modified, to be utilized from time-to-time to repurchase shares in the open market, through block transactions or in private transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk at September 30, 2026, from that presented in our 2025 Annual Report on Form 10-K. See section “Interest Rate Sensitivity Management and Impact of Inflation” within Management’s Discussion and Analysis of Financial Condition and Results of Operations under Part I, Item 2, for our interest rate sensitivity position at September 30, 2026.

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

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of Nicolet’s common stock made during third quarter 2026 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(#)	($)	(#)	(#)
Period
July 1 – July 31, 2026	127,274	$167.54	114,714
August 1 – August 31, 2026	64,022	174.14	60,199
September 1 – September 30, 2026	66,807	168.40	61,383
Total	258,103	$169.40	236,296	781,000
a.During third quarter 2026, the Company withheld 4,497 common shares for minimum tax withholding settlements on restricted stock, and 17,310 common shares were withheld to satisfy the exercise price and tax withholding requirements on stock option exercises. These are not considered “repurchases” and, therefore, do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
b.The Board of Directors approved a common stock repurchase program which authorized, with subsequent modifications, the use of up to $546 million to repurchase outstanding shares of common stock. At September 30, 2026, approximately $127 million remained available under this common stock repurchase program, or approximately 781,000 shares of common stock (based upon the closing stock price of $163.02 on September 30, 2026).

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
101
Interactive data files for Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) the Consolidated Statements of Stockholders’ Equity (unaudited), (v) the Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page from Nicolet Bankshares, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NICOLET BANKSHARES, INC.

October 30, 2026	/s/ Michael E. Daniels
Michael E. Daniels
Chairman, President, and Chief Executive Officer

October 30, 2026	/s/ H. Phillip Moore, Jr.
H. Phillip Moore, Jr.
Chief Financial Officer